Form 10-Q
period 2000-09-30
EXELON CORP
filed 2000-11-13
CIK 1109357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-16169

                               Exelon Corporation
             (Exact name of registrant as specified in its charter)

           Pennsylvania                               23-2990190
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)


                    37th Floor, 10 South Dearborn
                      Post Office Box A-3005
                         Chicago, Illinois                  60690-3005
              (Address of principal executive offices)      (Zip Code)

                                 (312) 394-4321
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes                 No    X
                                  -----              -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         The Company had 318,440,473 shares of common stock outstanding on October 27, 2000.

         On October 20, 2000, pursuant to a Second Amended and Restated Agreement and Plan of Exchange and Merger dated as of September 22, 1999 as amended and restated as of October 10, 2000, among PECO Energy Company, a Pennsylvania corporation (PECO Energy), Exelon Corporation, a Pennsylvania corporation (Exelon) and Unicom Corporation, an Illinois corporation (Unicom), PECO Energy, Exelon and Unicom consummated the merger and exchange.

         Exelon had no substantive operations for the three and nine months ended September 30, 2000. However, as a result of the timing of the consummation of the merger, under the Securities Exchange Act of 1934, Exelon is required to file a Form 10-Q for the period ending September 30, 2000. The merger transaction has been accounted for under the purchase method of accounting with PECO Energy as the acquiror and Unicom as the acquired company. This Exelon Form 10-Q consists of PECO Energy's Form 10-Q as of September 30, 2000 and Unicom's Quarterly Report filed as an exhibit.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)
                                             (In Millions, except per share data)

                                                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                                                  --------------------------------  -------------------------------
                                                                       2000            1999            2000            1999
                                                                     -------         -------         -------         -------
OPERATING REVENUES
     Electric                                                        $ 1,370         $ 1,674         $ 3,540         $ 3,825
     Gas                                                                  79              50             379             363
     Infrastructure Services and Other                                   180               5             447              21
                                                                     -------         -------         -------         -------
TOTAL OPERATING REVENUES                                               1,629           1,729           4,366           4,209
                                                                     -------         -------         -------         -------

OPERATING EXPENSES
     Fuel and Energy Interchange                                         576             786           1,515           1,746
     Operating and Maintenance                                           454             339           1,305           1,015
     Depreciation and Amortization                                        83              57             244             171
     Taxes Other Than Income Taxes                                        67              76             197             196
                                                                     -------         -------         -------         -------
TOTAL OPERATING EXPENSES                                               1,180           1,258           3,261           3,128
                                                                     -------         -------         -------         -------

OPERATING INCOME                                                         449             471           1,105           1,081
                                                                     -------         -------         -------         -------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (113)           (108)           (333)           (296)
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership                              (2)             (4)             (7)            (19)
     Allowance for Funds Used During Construction                          1            --                 2               2
     Equity in Earnings (Losses) of Unconsolidated Affiliates             23              (5)             26             (28)
     Other, Net                                                           22              14              50              31
                                                                     -------         -------         -------         -------

TOTAL OTHER INCOME AND DEDUCTIONS                                        (69)           (103)           (262)           (310)
                                                                     -------         -------         -------         -------

INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                                  380             368             843             771

INCOME TAXES                                                             142             137             316             287
                                                                     -------         -------         -------         -------

INCOME BEFORE EXTRAORDINARY ITEM                                         238             231             527             484

EXTRAORDINARY ITEM - NET OF INCOME TAXES                                  (1)           --                (4)            (27)
                                                                     -------         -------         -------         -------

NET INCOME                                                               237             231             523             457

PREFERRED STOCK DIVIDENDS                                                  3               3               8               9
                                                                     -------         -------         -------         -------

EARNINGS APPLICABLE TO COMMON STOCK                                  $   234         $   228         $   515         $   448
                                                                     =======         =======         =======         =======

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                               170             187             175             201
                                                                     =======         =======         =======         =======

EARNINGS PER AVERAGE COMMON SHARE:
    BASIC:
       Income Before Extraordinary Item                              $  1.38         $  1.22         $  2.96         $  2.36
       Extraordinary Item                                               --              --             (0.02)          (0.13)
                                                                     -------         -------         -------         -------
       Net Income                                                    $  1.38         $  1.22         $  2.94         $  2.23
                                                                     =======         =======         =======         =======
    DILUTED:
       Income Before Extraordinary Item                              $  1.36         $  1.21         $  2.94         $  2.34
       Extraordinary Income                                             --              --             (0.02)          (0.13)
                                                                     -------         -------         -------         -------
       Net Income                                                    $  1.36         $  1.21         $  2.92         $  2.21
                                                                     =======         =======         =======         =======

DIVIDENDS PER AVERAGE COMMON SHARE                                   $  0.25         $  0.25         $  0.75         $  0.75
                                                                     =======         =======         =======         =======


                                   See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                                 September 30,      December 31,
                                                                      2000             1999
                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                     $   169            $   228
     Accounts Receivable, Net                                          776                704
     Inventories, at average cost                                      232                206
     Other                                                             180                 87
                                                                   -------            -------

         Total Current Assets                                        1,357              1,225
                                                                   -------            -------


PROPERTY, PLANT AND EQUIPMENT, NET                                   5,196              5,049

DEFERRED DEBITS AND OTHER ASSETS
     Competitive Transition Charge                                   5,232              5,275
     Recoverable Deferred Income Taxes                                 638                638
     Deferred Non-Pension Postretirement Benefits Costs                 80                 84
     Investments                                                       722                538
     Loss on Reacquired Debt                                            66                 71
     Goodwill                                                          192                121
     Other                                                             184                131
                                                                   -------            -------

         Total Deferred Debits and Other Assets                      7,114              6,858
                                                                   -------            -------

TOTAL ASSETS                                                       $13,667            $13,132
                                                                   =======            =======










            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)
                                   (continued)

                                                                September 30,       December 31,
                                                                   2000                1999
                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable, Bank                                         $    284             $    163
     Long-Term Debt Due Within One Year                               306                  128
     Accounts Payable                                                 308                  270
     Accrued Expenses                                                 489                  616
     Deferred Income Taxes                                             22                   15
     Other                                                            121                   94
                                                                 --------             --------

         Total Current Liabilities                                  1,530                1,286
                                                                 --------             --------

LONG-TERM DEBT                                                      6,252                5,969

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                          2,444                2,411
     Unamortized Investment Tax Credits                               275                  286
     Pension Obligation                                               213                  213
     Non-Pension Postretirement Benefits Obligation                   457                  443
     Other                                                            467                  430
                                                                 --------             --------

         Total Deferred Credits and Other Liabilities               3,856                3,783
                                                                 --------             --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP                            128                  128
MANDATORILY REDEEMABLE PREFERRED STOCK                                 37                   56

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY
     Common Stock (No Par)                                          3,576                3,576
     Preferred Stock                                                  137                  137
     Other Paid-In Capital                                              3                    1
     Retained Earnings (Accumulated Deficit)                          301                 (103)
     Treasury Stock, at cost                                       (2,179)              (1,705)
     Accumulated Other Comprehensive Income                            26                    4
                                                                 --------             --------

         Total Shareholders' Equity                                 1,864                1,910
                                                                 --------             --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 13,667             $ 13,132
                                                                 ========             ========



                    See Notes to Condensed Consolidated Financial Statements

                                 PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In Millions)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                    2000                1999
                                                                                  -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                                   $   523             $   457
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
     Depreciation and Amortization                                                    335                 246
     Provision for Uncollectible Accounts                                              43                  40
     Extraordinary Item (net of income taxes)                                           4                  27
     Deferred Income Taxes                                                             19                 (15)
     Amortization of Investment Tax Credits                                           (11)                (11)
     Deferred Energy Costs                                                              6                  43
     Equity in Earnings (Losses) of Unconsolidated Affiliates                         (26)                 28
     Other Items Affecting Operations                                                 (28)                 86
     Changes in Working Capital:
         Accounts Receivable                                                          (20)               (186)
         Repurchase of Accounts Receivable                                            (50)               (150)
         Inventories                                                                  (26)                 (6)
         Accounts Payable                                                              19                  15
         Accrued Expenses                                                             (90)                156
         Other Current Assets and Liabilities                                         (93)                (70)
                                                                                  -------             -------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                           605                 660
                                                                                  -------             -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                             (435)               (362)
     Exelon Infrastructure Services Acquisitions, net of cash acquired                (91)               --
     Investments in and Advances to Joint Ventures                                   --                   (60)
     Increase in Other Investments                                                    (67)                (68)
                                                                                  -------             -------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                          (593)               (490)
                                                                                  -------             -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                     1,017               3,997
     Retirement of Long-Term Debt                                                    (545)             (1,068)
     Common Stock Repurchase                                                         (496)             (1,507)
     Change in Short-Term Debt                                                        118                (403)
     Dividends on Preferred and Common Stock                                         (139)               (160)
     Retirement of Mandatorily Redeemable Preferred Stock                             (19)                (37)
     Proceeds from Exercise of Stock Options                                           17                  14
     Retirement of Company Obligated Mandatorily Redeemable
         Preferred Securities of a Partnership                                       --                  (221)
     Repayment of Capital Lease Obligations                                          --                  (139)
     Other Items Affecting Financing                                                  (24)                (30)
                                                                                  -------             -------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (71)                446
                                                                                  -------             -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (59)                616
                                                                                  -------             -------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      228                  48
                                                                                  -------             -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   169             $   664
                                                                                  =======             =======

                           See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of September 30, 2000 and for the three and nine months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial
Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A filed on April 28, 2000.


2.       MERGER WITH UNICOM CORPORATION
         On September 22, 1999, the Company and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger providing for a merger of equals. On October 10, 2000, the Agreement and Plan of Exchange and Merger was amended and restated (Merger Agreement). On October 20, 2000, the merger was completed and all of the shares of the Company were exchanged on a one-for-one basis in accordance with the Merger Agreement. As a result of this share exchange, the Company became a wholly owned subsidiary of Exelon Corporation. The transaction is being accounted for as a purchase with the Company as acquiror.

          Under a comprehensive settlement agreement entered into by the Company in connection with the approval by the Pennsylvania Public Utility Commission
(PUC) of the merger, the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006. The comprehensive settlement agreement also provides for electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.

3.   SERIES 2000-A TRANSITION BONDS
         On May 2, 2000, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued an additional $1 billion aggregate principal amount of transition bonds (Series 2000-A Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. As a result of this transaction, the Company has securitized a total of $5 billion of its $5.26 billion of stranded cost recovery. The transition bonds issued by PETT, including the Series 2000-A Transition Bonds, are solely obligations of PETT, secured by intangible transition property sold by the Company to PETT concurrently with the issuance of the transition bonds and certain other related collateral.

The terms of the Series 2000-A Transition Bonds are as follows:

                                                                   Expected
                            Approximate                             Final
       Series 2000-A        Face Amount         Interest           Payment                 Termination
           Class             (millions)           Rate              Date                    Date
       -------------        -----------         --------       -----------------          -----------------
           A-1                   $110            7.18%         September 1, 2001          September 1, 2003
           A-2                   $140            7.30%         September 1, 2002          September 1, 2004
           A-3                   $399            7.63%         March 1, 2009              March 1, 2010
           A-4                   $351            7.65%         September 1, 2009          September 1, 2010

           The Company has used the proceeds from the securitization to reduce the Company's stranded costs and related capitalization. On May 3, 2000, $502 million of the proceeds were used to settle a forward purchase agreement that was entered into in January 2000 resulting in the repurchase of 12 million shares of common stock. During May and June 2000, the Company used $463 million to purchase and/or redeem First and Refunding Mortgage Bonds, to reduce other debt, to repurchase accounts receivable and to pay transaction expenses. The remaining proceeds were used to redeem First and Refunding Mortgage Bonds on August 1, 2000.

           The Company incurred extraordinary charges aggregating $4 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt during the nine months ended September 30, 2000.

           In February 2000, the Company entered into forward starting interest rate swaps for a notional amount of $1 billion in anticipation of the issuance of the Series 2000-A Transition Bonds in the second quarter of 2000. On May 2, 2000, the Company settled these forward starting interest rate swaps and paid the counterparties approximately $12 million which was deferred and is being amortized over the life of the Series 2000-A Transition Bonds as an increase in interest expense consistent with the Company's hedge accounting policy.

4.   SEGMENT INFORMATION
         The Company's segment information as of and for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 is as follows (in millions):

Quarter Ended September 30, 2000 as compared to the Quarter Ended September 30, 1999
------------------------------------------------------------------------------------
                                                                                        Intersegment
                             Distribution     Generation      Ventures     Corporate       Revenues      Consolidated
Revenues:
    2000                      $    877        $   901         $  193         $    -      $  (342)        $  1,629
    1999                      $    882        $ 1,089         $    7         $    -      $  (249)        $  1,729
EBIT (a):
    2000                      $    277        $   267         $   (9)        $  (41)                     $    494
    1999                      $    390        $   140         $   (9)        $  (41)                     $    480


Nine Months Ended September 30, 2000 as compared to Nine Months Ended September 30, 1999
----------------------------------------------------------------------------------------


Revenues:
    2000                      $  2,496        $ 2,125         $  469         $    -      $  (724)        $  4,366
    1999                      $  2,535        $ 2,285         $   16         $    -      $  (627)        $  4,209
EBIT (a):
    2000                      $    928        $   412         $  (21)        $ (138)                     $  1,181
    1999                      $  1,055        $   197         $  (46)        $ (122)                     $  1,084
Total Assets:
   September 30, 2000         $ 10,629        $ 1,837         $  781         $  420                      $ 13,667
   December 31, 1999          $ 10,294        $ 1,779         $  640         $  419                      $ 13,132

(a) EBIT - Earnings Before Interest and Income Taxes.

5.   EARNINGS PER SHARE
         Diluted earnings per average common share is calculated by dividing earnings applicable to common stock by the average number of shares of common stock outstanding after giving effect to stock options issuable under the Company's stock option plans which are considered to be dilutive common stock equivalents. The following table shows the effect of the stock options issuable under the Company's stock option plans on the average number of shares used in calculating diluted earnings per average common share (in millions of shares):

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                            -------------               -------------
                                                         2000           1999         2000         1999
                                                         ----           ----         ----         ----
Average Common Shares Outstanding                         170            187          175           201

Assumed Exercise of Stock Options                           2              1            1             1
                                                       ------         ------       ------         -----

Potential Average Dilutive
  Common Shares Outstanding                               172            188          176           202
                                                      =======        =======      =======       =======


6.   SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in designated accounts receivable until November 2000. In May 2000, the Company used a portion of the proceeds from the Series 2000-A Transition Bonds to repurchase $50 million of the interest in accounts receivable, including $10 million of special agreement accounts receivable (See
Note 3 - Series 2000-A Transition Bonds). This repurchase reduced the amount of accounts receivable the Company could sell or finance under the agreement from $275 million to $225 million.

         At September 30, 2000, the Company had sold a $225 million interest in accounts receivable, consisting of a $187 million interest in accounts receivable which the Company accounts for as a sale under Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $38 million interest in special agreement accounts receivable which are accounted for as a long-term note payable. The Company retains the servicing responsibility for these receivables. The agreement requires the maintenance of a minimum level of eligible accounts receivable which, if not met, requires the Company to deposit cash with the financial institution. At September 30, 2000, these requirements were met.

7.   COMMITMENTS AND CONTINGENCIES
         For information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues and litigation, see Note 6 of Notes to Consolidated Financial Statements for the year ended December 31, 1999.

         In July 2000, the Company signed an agreement with the Department of Energy (DOE) under which the Company will be reimbursed for costs resulting from the DOE's delay in accepting spent nuclear fuel. The agreement applies only to the Peach Bottom Atomic Power Station (Peach Bottom). The Company's portion of the reimbursement is approximately $16 million. The agreement allows the Company to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred by the Company due to the DOE's delay. In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the Company pays the DOE one mil ($.001) per kilowatthour of net nuclear generation for the cost of nuclear fuel disposal. Past and future costs associated with Peach Bottom's recently completed on-site dry storage facility are eligible for this reduction in future DOE fees. Negotiations of settlements relating to the Company's other nuclear plants will be conducted on a plant-by-plant basis.

         The Company has identified 28 sites where former manufactured gas plant
(MGP) activities have or may have resulted in actual site contamination. As of September 30, 2000, the Company's accrual for environmental investigation and remediation costs was $55 million, including $30 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

         At December 31, 1998, the Company incurred a charge of $125 million ($74 million, net of income taxes) for its Early Retirement and Separation Program relating to 1,157 employees. The estimated cost of separation benefits was approximately $47 million. Retirement benefits of approximately $78 million are being paid to the retirees over their lives. All cash payments related to the Early Retirement and Separation Program were funded through the assets of the Company's Service Annuity Plan. The Early Retirement and Separation Program terminated on June 30, 2000.

         At September 30, 2000, the Company had long-term commitments, in megawatt hours (MWhs) and dollars, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the tables below (in millions):

                                   Power Only
                    -----------------------------------------
                        Purchases                 Sales
                    -----------------       -----------------
                    MWhs      Dollars       MWhs      Dollars
                    ----      -------       ----      -------
2000                   4        $ 27           7       $ 207
2001                  19         195          16         627
2002                  27         131          10         460
2003                  28         138           6         233
2004                  27         116           3         107
Thereafter           135          82           5         167
                               -----                 -------
Total                          $ 689                 $ 1,801
                               =====                 =======

                                                  Transmission
                           Capacity    Capacity     Rights
                          Purchases     Sales     Purchases
                          in Dollars  in Dollars  in Dollars
                          ----------  ----------  ----------
2000                            $ 10         $ 5        $ 24
2001                              83          32          60
2002                             149          21          63
2003                             176          16          22
2004                             167           3          21
Thereafter                     1,833          10          79
                             -------        ----       -----
Total                        $ 2,418        $ 87       $ 269
                             =======        ====       =====




         In the first quarter of 2000, the Company restructured an existing power sales contract from a variable price with fixed capacity sales to a fixed price power only contract which decreased the Company's commitments for capacity sales and increased the Company's commitments for power only sales.

8.   NEW ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative.

         In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). This standard amends the accounting and reporting standards of SFAS No. 133. The Company expects to adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company initiated a process to implement SFAS No. 133 and SFAS No. 138 by evaluating all of the derivatives of the Company for SFAS No. 133 and SFAS No. 138 implications. This phase of implementation has been completed and the Company is in the process of evaluating the impact of SFAS No. 133 and SFAS No. 138 on its financial statements.


9.   EXELON INFRASTRUCTURE SERVICES, INC. ACQUISITIONS
         In the second quarter of 2000,  Exelon  Infrastructure  Services,  Inc.
(EIS), an unregulated subsidiary of the Company, acquired the stock or assets of four utility service contracting companies for an aggregate purchase price of approximately $91 million, net of cash acquired, including stock of EIS. The acquisitions were accounted for using the purchase method of accounting. The initial estimate of the excess of purchase price over the fair value of net assets acquired was approximately $77 million which is being amortized over 20 years.


10.   SITHE ENERGIES ACQUISITION
         On August 14, 2000, the Company signed a definitive agreement to purchase 49.9% of Sithe Energies North America's (Sithe) outstanding common stock for $682 million, with an option to purchase the remaining common stock outstanding exercisable between two and five years after the date of closing, at a price to be determined based on prevailing market conditions.

         Sithe is an independent power generator in North America utilizing primarily fossil and hydro generation. The purchase involves approximately 10,000 megawatts (MW) of generation consisting of 3,800 MW of existing merchant generation, 2,500 MW under construction, and another 3,700 MW of generation in various stages of development, as well as Sithe's domestic marketing and development businesses. The generation assets are located primarily in Massachusetts and New York, but also include plants in Pennsylvania, California, Colorado and Idaho, as well as Canada and Mexico.

11.   OYSTER CREEK ACQUISITION
         In August 2000, AmerGen Energy Company, LLC (AmerGen), the joint venture between the Company and British Energy, plc, completed the purchase of Oyster Creek Nuclear Generating Facility (Oyster Creek) from GPU, Inc. (GPU) for $10 million. Under the terms of the purchase agreement, GPU has agreed to fund outage costs not to exceed $89 million, including the cost of fuel, for a refueling outage scheduled for October 2000. AmerGen will repay these costs to GPU in nine equal annual installments beginning in August 2001. In addition, AmerGen assumed full responsibility for the ultimate decommissioning of Oyster Creek. At the closing of the sale, GPU provided funding for the decommissioning trust of $440 million. GPU is purchasing the electricity generated by Oyster Creek pursuant to a power purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On September 22, 1999, the Company and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger providing for a merger of equals. On October 10, 2000, the Agreement and Plan of Exchange and Merger was amended and restated (Merger Agreement). For additional information, see "PART II, ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - General," in the Company's 1999 Annual Report on Form 10-K as amended by Form 10-K/A filed on April 28, 2000. On October 20, 2000, the merger was completed and all of the shares of the Company were exchanged on a one-for-one basis in accordance with the Merger Agreement. As a result of this share exchange, the Company became a wholly owned subsidiary of Exelon Corporation (Exelon). The transaction is being accounted for as a purchase with the Company as acquiror. In the fourth quarter of 2000, the Company expects to incur certain charges, including severance costs, stock compensation costs and settlement charges related to the merger. As of September 30, 2000, the Company is unable to estimate the aggregate financial statement impact of these charges.

         Under a comprehensive settlement agreement entered into by the Company in connection with the approval by the Pennsylvania Public Utility Commission
(PUC) of the merger, the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006. The comprehensive settlement agreement also provides for electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.

         In connection with the regulatory approvals of the merger, Exelon received authorization to restructure the operations of the Company and Unicom. Exelon is currently contemplating restructuring the Company's generation and ventures business units into newly formed subsidiaries of Exelon in 2001. Accordingly, the operations of the Company after the contemplated restructuring would essentially represent the Company's distribution business unit.

         Retail competition for electric generation services began in Pennsylvania on January 1, 1999. Effective January 1, 2000, all of the Company's retail electric customers in its traditional service territory have the right to choose their generation suppliers. At September 30, 2000, approximately 17% of the Company's residential load, 46% of its commercial load and 41% of its industrial load were purchasing generation service from an alternative electric generation supplier. As of that date, Exelon Energy, the Company's alternative energy supplier, was providing electric generation service to approximately 99,000 business and residential customers located throughout Pennsylvania.

         On May 2, 2000, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued an additional $1 billion aggregate principal amount of transition bonds (Series 2000-A Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. See Note 3 of Notes to Condensed Consolidated Financial Statements.

         In the second quarter of 2000,  Exelon  Infrastructure  Services,  Inc.
(EIS) acquired four additional infrastructure services companies. These acquisitions combined with EIS' acquisitions in the fourth quarter of 1999 contributed to the growth in revenue, operating and maintenance (O&M) expenses and depreciation and amortization expenses in the three and nine month periods ended September 30, 2000 as compared to the same prior year periods.

         In the third quarter of 2000, the Company reclassified the results of operations for its non-utility businesses in its Condensed Consolidated Statements of Income from other income and deductions to revenue and O&M expense for the three and nine month periods ended September 30, 2000 and 1999.

RESULTS OF OPERATIONS

Revenue and Expense Items as a
Percentage of Total Operating
Revenues                                                                            Percentage Dollar Changes
                                                                                          2000 vs. 1999

       Quarter          Nine Months                                                 Quarter       Nine Months
        Ended             Ended                                                      Ended          Ended
     September 30,    September 30,                                               September 30,   September 30,
     -------------    -------------                                               -------------   -------------
     2000     1999    2000     1999
     ----     ----    ----     ----
       84%     97%      81%      91%       Electric                                  (18%)             (7%)
        5%      3%       9%       8%       Gas                                        58%               4%
       11%     --       10%       1%       Infrastructure Services and Other       3,500%           2,029%
    ------ -------   ------  -------

      100%    100%     100%     100%       Total Operating Revenues                   (6%)              4%
      ----    ----     ----     ----

       35%     46%      35%      41%       Fuel and Energy Interchange               (27%)            (13%)
       28%     20%      30%      24%       Operating and Maintenance                  34%              29%
        5%      3%       6%       4%       Depreciation and Amortization              46%              43%
        4%      4%       4%       5%       Taxes Other Than Income                   (12%)              1%
     -----   -----    -----    -----
       72%     73%      75%      74%       Total Operating Expenses                   (6%)              4%
      ----    ----     ----     ----

       28%     27%      25%      26%       Operating Income                           (5%)              2%
      ----    ----     ----     ----

       (7%)    (7%)     (8%)     (8%)      Interest Charges                            2%               8%
                                           Equity in Earnings (Losses) of
        1%     --        1%      (1%)        Unconsolidated Affiliates               560%             193%
        1%      1%       1%       1%       Other, Net                                 57%              61%
     -----  ------   ------  -------

                                           Income Before Income Taxes and
       23%     21%      19%      18%         Extraordinary Item                        3%               9%
        9%      8%       7%       6%       Income Taxes                                4%              10%
     -----   -----    -----    -----
       14%     13%      12%      12%       Income Before Extraordinary Item            3%               9%
       --      --       --       (1%)      Extraordinary Items                      (100%)            (85%)
     -------------- -------   -------

      14%      13%      12%      11%       Net Income                                  3%              14%
     ====    =====    =====    =====


Third Quarter 2000 Compared To Third Quarter 1999
Operating Revenues
         Electric revenues decreased $304 million, or 18%, to $1,370 million for the quarter ended September 30, 2000 compared to the same 1999 period. The decrease was attributable to lower revenues from the generation business unit of $280 million and lower revenues from the distribution business unit of $24 million.

         The decrease in electric revenues from the generation business unit was primarily attributable to lower wholesale revenues of $166 million as a result of $128 million associated with lower volume and $38 million associated with lower prices. The decrease was also attributable to reduced sales of competitive electric generation services by Exelon Energy of $65 million as a result of $74 million from decreased volume partially offset by $9 million as a result of increased prices. In addition, the termination of the operating agreement for the Clinton Nuclear Power Station (Clinton) resulted in lower revenues of $49 million. As a result of the acquisition by AmerGen Energy Company, LLC (AmerGen) of Clinton in December 1999, the operating agreement was terminated and, accordingly, the operations of Clinton have been included in Equity in Earnings (Losses) of Unconsolidated Affiliates on the Company's Statements of Income since that date. The decrease from the distribution business unit was primarily attributable to $103 million as a result of lower volume from the effects of weather conditions partially offset by an increase of $79 million attributable to customers selecting the distribution business unit as their electric generation supplier and rate adjustments.

         Gas revenues increased $29 million, or 58%, to $79 million for the quarter ended September 30, 2000 compared to the same 1999 period. The increase in gas revenues was primarily attributable to $11 million resulting from increased volume, $11 million from wholesale sales of natural gas and $7 million as a result of higher prices.

         Infrastructure services and other revenues increased $175 million, to $180 million primarily as a result of the EIS acquisitions in the fourth quarter of 1999 and the second quarter of 2000.

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense decreased $210 million, or 27%, to $576 million for the quarter ended September 30, 2000 compared to the same 1999 period. The decrease was attributable to lower fuel and energy interchange expenses associated with the generation business unit of $228 million partially offset by an increase in energy interchange expenses in the distribution business unit of $18 million. As a percentage of revenue, fuel and energy interchange expenses were 35% as compared to 46% in the comparable prior year period.

         The decrease in fuel and energy interchange expense from the generation business unit was primarily attributable to $153 million from Exelon Energy sales principally related to $162 million as a result of decreased volume partially offset by $9 million as a result of increased prices. The decrease was also attributable to $101 million from wholesale operations principally related to $73 million as a result of decreased volume and $28 million as a result of decreased prices. These decreases were partially offset by an increase of $32 million for the cost to supply the distribution business unit. The generation business unit is the primary source of supply for the distribution business unit. Accordingly, sales volume changes at the distribution business unit have a direct impact on fuel and energy interchange expense of the generation business unit. The increase from the distribution business unit was primarily attributable to $8 million principally related to wholesale sales of natural gas and $7 million in PJM Interconnection, LLC (PJM) ancillary charges.

Operating and Maintenance Expense
         O&M expense increased $115 million, or 34%, to $454 million for the quarter ended September 30, 2000 compared to the same 1999 period. As a percentage of revenue, O&M expenses were 28% as compared to 20% in the same 1999 period. The ventures business unit's O&M expenses increased $158 million related to the infrastructure services business as a result of the EIS acquisitions. The generation business unit's O&M expenses decreased $30 million primarily as a result of O&M expenses related to the operating agreement for Clinton of $19 million in 1999, $8 million related to the abandonment of an information system implementation in 1999, lower joint-owner expenses of $7 million and $5 million of lower administrative and general expenses related to the unregulated retail sales of electricity. These decreases were partially offset by higher compensation expense of $6 million and higher non-utility operations expense of $3 million. The distribution business unit's O&M expenses decreased $3 million primarily as a result of $11 million of expenses related to restoration activities as a result of Hurricane Floyd in 1999 partially offset by increases in miscellaneous O&M expenses. In addition, the Company experienced a decrease in general corporate expenses consisting of $12 million from lower pension expense as a result of the performance of the investments in the Company's pension plan and $5 million of lower Year 2000 (Y2K) remediation expenditures in 1999 partially offset by an increase of $7 million in incremental merger expenses.

Depreciation and Amortization Expense
         Depreciation and amortization expense increased $26 million, or 46%, to $83 million for the quarter ended September 30, 2000 compared to the same 1999 period. As a percentage of revenue, depreciation and amortization expense was 5% as compared to 3% in the comparable prior year period. The increase was primarily attributable to $16 million associated with the commencement of the amortization of $5.26 billion of Competitive Transition Charges in 2000. The increase also included $9 million related to EIS depreciation and amortization expense and $1 million related to increased plant in service.

Taxes Other Than Income
         Taxes other than income decreased $9 million, or 12%, to $67 million for the quarter ended September 30, 2000 compared to the same 1999 period. The decrease was primarily attributable to lower real estate taxes of $3 million relating to a change in tax laws for utility property in Pennsylvania and $3 million as a result of the elimination of the gross receipts tax on gas sales partially offset by a net increase in gross receipts tax on electric sales.

Interest Charges
         Interest charges consist of interest expense, distributions on Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) and Allowance for Funds Used During Construction (AFUDC). Interest charges increased $2 million, or 2%, to $114 million for the quarter ended September 30, 2000 compared to the same 1999 period. The increase was primarily attributable to interest on the Series 2000-A Transition Bonds of $18 million partially offset by the Company's reduction of long-term debt with the proceeds of transition bonds which reduced interest charges by $15 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
         Equity in earnings (losses) of unconsolidated affiliates increased $28 million to earnings of $23 million for the quarter ended September 30, 2000 as compared to losses of $5 million in the same 1999 period. The increase was primarily attributable to $42 million of earnings from the Company's equity investment in AmerGen as a result of the acquisitions of Three Mile Island Unit No. 1 Nuclear Generating Facility (TMI) and Clinton in December 1999 partially offset by $12 million of increased losses from the Company's telecommunications equity investments principally as a result of costs associated with customer base growth.

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates increased $8 million to income of $22 million for the quarter ended September 30, 2000 as compared to $14 million in the same 1999 period. The increase in other income and deductions was primarily attributable to gains on sales of investments of $9 million partially offset by a decrease in interest income of $2 million.

Income Taxes
         The effective tax rate was 37.4% for the quarter ended September 30, 2000 as compared to 37.2% in the same 1999 period.

Extraordinary Items
         During the third quarter of 2000, the Company incurred an extraordinary charge of $1 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt with a portion of the proceeds from the issuance of Series 2000-A Transition Bonds in May 2000.

Preferred Stock Dividends
         Preferred stock dividends for the quarter ended September 30, 2000 were consistent with the comparable prior year. In August 2000, the Company redeemed $19 million of Mandatorily Redeemable Preferred Stock.

Earnings
         Earnings applicable to common stock increased $6 million, or 3%, to $234 million in the third quarter of 2000. Earnings per average common share on a fully diluted basis increased $0.15 per share or 12%, to $1.36 per share in the third quarter of 2000, reflecting the increase in net income and a decrease in the weighted average shares of common stock outstanding as a result of the use of proceeds from the Company's April 1999 and May 2000 stranded cost recovery securitizations.

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999

Operating Revenues
         Electric revenues decreased $285 million, or 7%, to $3,540 million for the nine months ended September 30, 2000 compared to the same 1999 period. The decrease was attributable to lower revenues from the generation business unit of $240 million and lower revenues from the distribution business unit of $45 million.

         The decrease in electric revenues from the generation business unit was primarily attributable to $100 million from lower wholesale revenues as a result of $150 million associated with lower volume partially offset by $50 million associated with higher prices. In addition, the sale of competitive electric generation services by Exelon Energy decreased $72 million which was primarily attributable to $97 million as a result of decreased volume partially offset by $25 million from increased prices. In addition, the termination of the operating agreement for Clinton resulted in lower revenues of $62 million. The decrease from the distribution business unit was primarily attributable to a decrease of $83 million as a result of lower volume from the effects of weather conditions partially offset by an increase of $38 million attributable to customers selecting the distribution business unit as their electric generation supplier and rate adjustments.

         Gas revenues increased $16 million, or 4%, to $379 million for the nine months ended September 30, 2000 compared to the same 1999 period. The increase in gas revenues was primarily attributable to $22 million resulting from increased volume from new and existing customers, $11 million from wholesale sales of natural gas and $4 million resulting from increased volume related to weather conditions. These increases were partially offset by $15 million from the elimination of the gross receipts tax in connection with gas restructuring in Pennsylvania and $9 million as a result of lower prices.

         Infrastructure services and other revenues increased $426 million to $447 million primarily as a result of the EIS acquisitions in the fourth quarter of 1999 and the second quarter of 2000.

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense decreased $231 million, or 13%, to $1,515 million for the nine months ended September 30, 2000 compared to the same 1999 period. The decrease was attributable to lower fuel and energy interchange expenses associated with the generation business unit of $227 million and the distribution business unit of $4 million. As a percentage of revenue, fuel and energy interchange expenses were 35% as compared to 41% in the comparable prior year period.

         The decrease in fuel and energy interchange expense from the generation business unit was primarily attributable to $207 million from Exelon Energy sales principally related to $240 million as a result of decreased volume partially offset by $33 million as a result of increased prices. The decrease was also attributable to $93 million from wholesale operations principally related to $92 million as a result of decreased volume and $1 million as a result of decreased prices. These decreases were partially offset by an increase of $70 in the cost to supply the distribution business unit. The decrease from the distribution business unit was primarily attributable to $24 million in lower PJM Interconnection, LLC (PJM) ancillary charges partially offset by an increase of $15 million principally related to wholesale sales of natural gas.

Operating and Maintenance Expense
         O&M expense increased $290 million, or 29%, to $1,305 million for the nine months ended September 30, 2000 compared to the same 1999 period. As a percentage of revenue, O&M expenses were 30% as compared to 24% in the same 1999 period. The ventures business unit's O&M expenses increased $416 million related to the infrastructure services business as a result of the EIS acquisitions. The generation business unit's O&M expenses decreased $94 million primarily as a result of O&M expenses related to the operating agreement for Clinton of $44 million in 1999, lower non-utility operations expense of $21 million, $15 million related to the abandonment of two information systems implementations in 1999, $14 million related to lower administrative and general expenses related to the unregulated retail sales of electricity, $11 million related to lower joint-owner expenses and $8 million associated with the write-off of excess and obsolete inventory in 1999. These decreases were partially offset by higher compensation expense of $19 million in the comparable prior year period. The distribution business unit's O&M expenses increased $1 million primarily as a result of $7 million higher compensation expense partially offset by $11 million of additional expenses related to restoration activities as a result of Hurricane Floyd in 1999. In addition, the Company experienced a decrease in general corporate expenses of $35 million from lower pension expense as a result of the performance of the investments in the Company's pension plan and $23 million of lower Y2K remediation expenditures. These decreases were partially offset by an increase of $28 million in incremental merger expenses.

Depreciation and Amortization Expense
         Depreciation and amortization expense increased $73 million, or 43%, to $244 million for the nine months ended September 30, 2000 compared to the same 1999 period. As a percentage of revenue, depreciation and amortization expense was 6% as compared to 4% in the comparable prior year period. The increase was primarily attributable to $43 million associated with the commencement of the amortization of $5.26 billion of Competitive Transition Charges in 2000. The increase also included $23 million related to EIS depreciation and amortization expense and $7 million related to increased plant in service.

Taxes Other Than Income
         Taxes other than income increased $1 million, or 1%, to $197 million for the nine months ended September 30, 2000 compared to the same 1999 period. As a percentage of revenue, taxes other than income were 4% as compared to 5% in the comparable prior year period. The increase was primarily attributable to a $22 million capital stock tax credit in 1999 related to an adjustment associated with the impact of the 1997 restructuring charge on the Company's equity value. This increase was partially offset by lower real estate taxes of $10 million relating to a change in tax laws for utility property in Pennsylvania and $7 million as a result of the elimination of the gross receipts tax on gas sales partially offset by a net increase in gross receipts tax on electric sales.

Interest Charges
         Interest charges increased $25 million, or 8%, to $338 million for the nine months ended September 30, 2000 compared to the same 1999 period. The increase was primarily attributable to interest on the transition bonds of $86 million partially offset by the Company's reduction of long-term debt with the proceeds of transition bonds, which reduced interest charges by $65 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
         Equity in earnings (losses) of unconsolidated affiliates increased $54 million to earnings of $26 million for the nine months ended September 30, 2000 as compared to losses of $28 million in the same 1999 period. The increase was primarily attributable to $61 million of earnings from the Company's equity investment in AmerGen as a result of the acquisitions of TMI and Clinton in December 1999 partially offset by $7 million of increased losses from the Company's telecommunications equity investments principally as a result of costs associated with customer base growth.

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates increased $19 million to income of $50 million for the nine months ended September 30, 2000 as compared to $31 million in the same 1999 period. The increase in other income and deductions was primarily attributable to a $15 million write-off in 1999 of the investment in Grays Ferry Cogeneration Partnership in connection with the settlement of litigation, gains on sales of investments of $8 million and $6 million from the favorable settlement of litigation. These increases were partially offset by a decrease in interest income of $9 million.

Income Taxes
         The effective tax rate was 37.5% as compared to 37.2% in the comparable prior year period.

Extraordinary Items
         The Company incurred extraordinary charges aggregating $4 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt with a portion of the proceeds from the issuance of Series 2000-A Transition Bonds in May 2000 during the nine months ended September 30, 2000.

         During the second quarter of 1999, the Company incurred an extraordinary charge of $27 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt with a portion of the proceeds from the issuance of transition bonds in 1999.

Preferred Stock Dividends
         Preferred stock dividends for the nine months ended September 30, 2000 decreased $1 million, or 11%, to $8 million as compared to the same 1999 period. The decrease was attributable to the retirement of $37 million of Mandatorily Redeemable Preferred Stock in August 1999 with a portion of the proceeds from the issuance of transition bonds. In addition, the Company redeemed $19 million of Mandatorily Redeemable Preferred Stock in August 2000.

Earnings
         Earnings applicable to common stock increased $67 million, or 15%, to $515 million for the nine months ended September 30, 2000. Earnings per average common share on a fully diluted basis increased $0.71 per share or 32%, to $2.92 per share for the nine months ended September 30, 2000, reflecting the increase in net income and a decrease in the weighted average shares of common stock outstanding as a result of the use of proceeds from the Company's April 1999 and May 2000 stranded cost recovery securitizations.


DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities decreased $55 million to $605 million for the nine months ended September 30, 2000 as compared to $660 million in the same 1999 period. The decrease was primarily attributable to a net decrease in changes in working capital of $19 million and less cash generated by operations of $36 million. The decrease in changes in working capital was principally related to improvement in cash collections of Exelon Energy accounts receivable and lower repurchases of accounts receivable with transition bond proceeds partially offset by the timing of cash payments for accrued expenses.

         Cash flows used by investing activities were $593 million for the nine months ended September 30, 2000 as compared to $490 million in the same 1999 period. The increase was attributable to capital expenditures and ventures business unit investments, including the acquisition by EIS of four infrastructure services companies partially offset by investments in and advances to joint ventures in 1999.

         Cash flows used in financing activities were $71 million for the nine months ended September 30, 2000, as compared to cash flows provided by financing activities of $446 million in the same 1999 period. The decrease was primarily attributable to the securitization of $4 billion of stranded cost recovery in March 1999 and the use of a portion of the related proceeds partially offset by the securitization of $1 billion of stranded cost recovery in May 2000 and the use of related proceeds.

         At September 30, 2000, the Company had outstanding $284 million of notes payable which included $282 million of commercial paper and $2 million of lines of credit. At September 30, 2000, the Company had available formal and informal lines of bank credit aggregating $100 million and available revolving credit facilities aggregating $900 million, which support its commercial paper program. At September 30, 2000, the Company had $2 million in short-term investments.

         On May 2, 2000, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued an additional $1 billion aggregate principal amount of transition bonds (Series 2000-A Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. As a result, the Company has securitized a total of $5 billion of its $5.26 billion of stranded cost recovery through the issuance by PETT of transition bonds. The transition bonds are solely obligations of PETT, secured by intangible transition property sold by the Company to PETT concurrently with the issuance of the transition bonds and certain other related collateral. The Company has used the proceeds from the securitizations to reduce the Company's stranded costs and related capitalization. The proceeds of the Series 2000-A Transition Bonds were used to repurchase 12 million share of common stock, to retire $422 million principal amount of debt, to repurchase $50 million of accounts receivable and to pay transaction expenses. In connection with the PUC's approval of the issuance of the Series 2000-A Transition Bonds, the Company, through its distribution business unit, agreed to provide its retail customers with rate reductions in the total amount of $60 million beginning on January 1, 2001. This rate reduction will be effective for calendar year 2001 only.

         In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). This standard amends the accounting and reporting standards of SFAS No. 133. The Company expects to adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company initiated a process to implement SFAS No. 133 and SFAS No. 138 by evaluating all of the derivatives of the Company for SFAS No. 133 and SFAS No. 138 implications. This phase of implementation has been completed and the Company is in the process of evaluating the impact of SFAS No. 133 and SFAS No. 138 on its financial statements.

YEAR 2000 READINESS DISCLOSURE

         During 1999, the Company successfully addressed, through its Year 2000 Project (Y2K Project), the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates.

         The current estimated total cost of the Y2K Project is $61 million, the majority of which is attributable to testing. This estimate includes the Company's share of Y2K costs for jointly owned facilities. The total amount expended on the Y2K Project through September 30, 2000 was $58 million. The Company is funding the Y2K Project from operating cash flows.

         The Company's systems experienced no Y2K difficulties on December 31, 1999 or since that date. The Company's operations have not, to date, been adversely affected by any Y2K difficulties that suppliers or customers may have experienced. The Company will continue to monitor its systems for potential Y2K difficulties through the remainder of 2000.

         For additional information regarding the Y2K Readiness Disclosure see "PART II - ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Outlook" in the Company's Annual Report on Form 10-K for the year 1999, as amended by Form 10-K/A filed on April 28, 2000.



FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements, including the application of the proceeds of the Series 2000-A Transition Bonds and the 2001 rate reduction, and accordingly, are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in notes 7, 8 and 10 of Notes to Condensed Consolidated Financial Statements and other factors discussed in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps are used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

           In February 2000, the Company entered into forward starting interest rate swaps for a notional amount of $1 billion in anticipation of the issuance of the Series 2000-A Transition Bonds in the second quarter of 2000. On May 2, 2000, the Company settled these forward starting interest rate swaps and paid the counterparties approximately $12 million which was deferred and is being amortized over the life of the Series 2000-A Transition Bonds as an increase in interest expense consistent with the Company's hedge accounting policy.

         At September 30, 2000, the Company's interest rate swaps had a fair market value of $78 million which was based on the present value difference between the contracted rate and the market rates at September 30, 2000.

         The aggregate fair value of the interest rate swaps that would have resulted from a hypothetical 50 basis point decrease in the spot yield at September 30, 2000 is estimated to be $43 million. If the interest rate swaps had been terminated at September 30, 2000, this estimated fair value represents the amount to be paid by the counterparties to the Company.

         The aggregate fair value of the interest rate swaps that would have resulted from a hypothetical 50 basis point increase in the spot yield at September 30, 2000 is estimated to be $112 million. If the interest rate swaps had been terminated at September 30, 2000, this estimated fair value represents the amount to be paid by the counterparties to the Company.

         There were no material changes in the nine months ended September 30, 2000 in the Company's quantitative and qualitative disclosures about market risk associated with commodity price risk, equity price risk and interest rate risk associated with variable rate debt from December 31, 1999.

         For information on Commodity Risk, Interest Rate Risk and Equity Price Risk, see "PART II, ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," in the Company's 1999 Annual Report on Form 10-K as amended by Form 10-K/A filed on April 28, 2000.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On October 18, 2000,  the Company filed a Competitive  Default  Service
(CDS) Coordination Agreement with the PUC, pursuant to which the Company will assign to NewPower Company (NewPower), 299,300 randomly selected residential non-shopping customers. Customers who have been assigned may chose not to participate in CDS or may, without charge or penalty, return to the Company's provider of last resort service or switch to another electric generation supplier (EGS). The Company and NewPower have filed a joint petition requesting PUC approval by November 1, 2000. The joint petition also requests PUC confirmation that all 299,300 customers assigned to CDS would be included in calculating the 35% market share threshold requirement contained in the Company's Final Restructuring Order. Under the market share threshold requirement, if less than 35% of the Company's residential and commercial customers have chosen an EGS by January 1, 2001, the number of customers sufficient to meet the required threshold level will be randomly selected and assigned to an EGS through a PUC-determined process. The Company does not expect that the CDS Coordination Agreement will have a material adverse effect on the Company's operations or financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

          2-1 - Amended and Restated Agreement and Plan of Merger dated as of October 10, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation. (Incorporated by reference from the September 30, 2000 PECO Energy Company Form 10-Q.)

          10-1      - Stock Purchase  Agreement among Exelon (Fossil)  Holdings,
                    Inc., as Buyer, and The Stockholders of Sithe Energies, Inc., as Sellers, and Sithe Energies, Inc. (Incorporated by reference from the September 30, 2000 PECO Energy Company Form 10-Q.)

          10-2 - Amended and Restated Employment Agreement among Unicom Corporation, Commonwealth Edison Company and John W. Rowe.

          27        - Financial Data Schedule.

          99-1      - Unicom  Corporation  Quarterly  Report as of September 30,
                    2000.

(b) During the quarter ended September 30, 2000, the Company filed the following Current Reports on Form 8-K:

         Exelon Corporation:
         ------------------

                  None

         PECO Energy Company:
         -------------------

         Date of earliest event reported:
                  August 8, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the sale of GPU, Inc.'s Oyster Creek Nuclear Generating Facility to AmerGen.

         Date of earliest event reported:
                  August 14, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the purchase of 49.9% of Sithe Energies North America's outstanding common stock.

         Date of earliest event reported:
                  August 15, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding presentation/webcast to financial analysts and other interested parties on the Sithe Energies Investment.

         Subsequent to September 30, 2000, the Company filed the following Current Reports on Form 8-K:

         Exelon Corporation:
         ------------------

         Date of earliest event reported:
                  October 20, 2000 reporting information under "ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS" regarding the completion of the merger among PECO Energy and Unicom into Exelon. The financial information required by "ITEM 7. FINANCIAL STATEMENT, PRO FORM FINANCIAL INFORMATION AND EXHIBITS" will be filed by Amendment within 60 days of the date of this filing.

         Date of earliest event reported:
                  October 30, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding a presentation at the Edison Electric Institute Fall Financial Conference to explain the merger of PECO Energy and Unicom to form Exelon.

         PECO Energy Company:
         -------------------

         Date of earliest event reported:
                  October 19, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the approval by the Securities and Exchange Commission of the merger between the Company and Unicom into Exelon Corporation.

         Date of earliest event reported:
                  October 20, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the completion of the merger between the Company and Unicom into Exelon Corporation.

         Date of earliest event reported:
                  October 24, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's earnings release for the third quarter of 2000.

                                   Signatures

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   EXELON CORPORATION

                   /s/ Ruth Ann M. Gillis
                   --------------------------------
                   RUTH ANN M. GILLIS
                   Senior Vice President and
                   Chief Financial Officer
                   (Chief Accounting Officer)

Date:  November 13, 2000