Form 10-K
period 2000-12-31
EXELON CORP; COMMONWEALTH EDISON CO; PECO ENERGY CO
filed 2001-04-02
CIK 1109357, 22606, 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 2000
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File            Name of Registrant; State of Incorporation; Address of       IRS Employer
Number                     Principal Executive Offices; and Telephone Number            Identification Number
---------------------      ---------------------------------------------------------    -------------------------
1-16169                    EXELON CORPORATION                                           23-2990190
                           (a Pennsylvania corporation)
                           10 South Dearborn Street - 37th Floor
                           P.O. Box 805379
                           Chicago, Illinois 60680-5379
                           (312) 394-4321

1-1401                     PECO ENERGY COMPANY                                          23-0970240
                           (a Pennsylvania corporation)
                           P.O. Box 8699
                           2301 Market Street
                           Philadelphia, Pennsylvania 19101-8699
                           (215) 841-4000

1-1839                     COMMONWEALTH EDISON COMPANY                                  36-0938600
                           (an Illinois corporation)
                           10 South Dearborn Street - 37th Floor
                           P.O. Box 805379
                           Chicago, Illinois 60680-5379
                           (312) 394-4321

Securities registered pursuant to Section 12(b) of the Act:

                                                                                    Name of Each Exchange on
Title of Each Class                                                                 Which Registered
------------------------------------------------------------------------------      -----------------------------
EXELON CORPORATION:

     Common Stock, without par value                                                New York, Chicago and
                                                                                    Philadelphia
PECO ENERGY COMPANY:

     First and Refunding Mortgage Bonds:  5-5/8% Series due 2001,                   New York
     6-3/8% Series due 2005, and 6-1/2% Series due 2003

     Cumulative Preferred Stock, without par value:  $4.68 Series, $4.40            New York
     Series, $4.30 Series and $3.80 Series

     Trust Receipts of PECO Energy Capital Trust II, each representing an           New York
     8.00% Cumulative Monthly Income Preferred Security, Series C, $25
     stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by PECO Energy Company



     Trust Receipts of PECO Energy Capital Trust III, each representing an          New York
     7.38% Cumulative Preferred Security, Series D, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by PECO
     Energy Company

COMMONWEALTH EDISON COMPANY:

     Sinking Fund Debentures:  2-7/8%, due April 1, 2001                            New York

     Company-Obligated Mandatorily Redeemable Preferred Securities of               New York
     Subsidiary Trust Holding Solely Commonwealth Edison Company's 8.48%
     Subordinated Debt Securities and unconditionally guaranteed by
     Commonwealth Edison Company

Securities registered pursuant to Section 12(g) of the Act:

PECO ENERGY COMPANY:
     Cumulative  Preferred  Stock,  without  par value:  $7.48  Series and $6.12
Series

COMMONWEALTH EDISON COMPANY:
     Common Stock Purchase Warrants, 1971 Warrants and Series B Warrants

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   [ ]

         The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrants as of March 1, 2001, was as follows:

     Exelon Corporation Common Stock, without par value         $20,986,864,596
     PECO Energy Company Common Stock, without par value                   None
     Commonwealth Edison Company Common Stock,
     $12.50 par value                                     No established market.


         The number of shares outstanding of each registrant's common stock as of March 1, 2001, except for Commonwealth Edison Company which is as of December 31, 2000, was as follows:

     Exelon  Corporation  Common Stock,  without par value          320,068,089
     PECO Energy Company Common Stock, without par value            170,478,507
     Commonwealth Edison Company Common Stock,
     $12.50 par value                                               163,805,020

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of Exelon Corporation's Current Report on Form 8-K dated March 16, 2001 containing consolidated financial statements and related information for the year ended December 31, 2000, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K. Portions of Exelon Corporation's definitive Proxy Statement filed on March 23, 2001 relating to its annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

         Portions of PECO Energy Company's definitive Information Statement to be filed prior to April 30, 2001, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

         Portions of Commonwealth Edison Company's definitive Information Statement to be filed prior to April 30, 2001, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

         This combined Form 10-K is separately filed by Exelon Corporation, PECO Energy Company and Commonwealth Edison Company. Information contained herein relating to any individual registrant is filed by such registrant in its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS


PART I                                                                 Page No.
                                                                       --------
     ITEM 1.  BUSINESS 1
                        General............................................1
                        Energy Delivery....................................2
                        Generation........................................10
                        Enterprises.......................................19
                        Employees.........................................20
                        Environmental Regulation..........................20
                        Related Entities..................................23
                        Executive Officers of Exelon, ComEd and PECO......25
     ITEM 2.  PROPERTIES..................................................28
     ITEM 3.  LEGAL PROCEEDINGS...........................................30
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........31

PART II
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................31
     ITEM 6.  SELECTED FINANCIAL DATA.....................................33
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.........................35
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK...........................................51
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................51
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................109

PART III
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT.................................................110
     ITEM 11. EXECUTIVE COMPENSATION.....................................110
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT......................................111
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............111

PART IV

     ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K.....................................111

SIGNATURES...............................................................125

                                     PART I

ITEM 1.  BUSINESS.


General

         Exelon Corporation, a Pennsylvania corporation (Exelon), was incorporated in February 1999. On October 20, 2000, Exelon became the parent corporation for each of PECO Energy Company (PECO) and Commonwealth Edison Company (ComEd) as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended, among PECO, Unicom Corporation (Unicom) and Exelon. PECO and ComEd, which was a subsidiary of Unicom, became the principal utility subsidiaries of Exelon through a mandatory exchange of each share of outstanding common stock of PECO for one share of common stock of Exelon and a merger of Unicom into Exelon. In the merger, holders of Unicom common stock received 0.875 shares of Exelon common stock plus $3.00 in cash for each of their shares of Unicom common stock. The merger transaction was accounted for as a purchase of Unicom by PECO.

         Exelon, through subsidiaries including PECO and ComEd, operates in three business segments:

          o Energy Delivery, consisting of the retail electricity distribution and transmission businesses of ComEd in northern Illinois and PECO in southeastern Pennsylvania and the natural gas distribution business of PECO in the Pennsylvania counties surrounding the City of Philadelphia.

          o Generation, consisting of electric generating facilities, power marketing operations and equity interests in Sithe Energies, Inc. (Sithe) and AmerGen Energy Company, LLC (AmerGen).

          o Enterprises, consisting of competitive retail energy sales, energy and infrastructure services, communications and related investments.

         During January 2001, Exelon undertook a restructuring to separate Exelon's generation and other competitive businesses from its regulated energy delivery business. As part of the restructuring, the non-regulated operations and related assets of ComEd and PECO were transferred to separate subsidiaries of Exelon. Restructuring will streamline the process for managing, operating and tracking the financial performance of each business segment.

         Exelon's principal executive offices are located at 10 South Dearborn Street, Chicago, Illinois 60603, and its telephone number is 312-394-4321. ComEd was organized in the State of Illinois in 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company, which was incorporated in 1907. ComEd's principal executive offices are located at 10 South Dearborn Street, Chicago, Illinois 60603 and its telephone number is 312-394-4321. PECO was incorporated in Pennsylvania in 1929. PECO's principal executive offices are located at 2301 Market Street, Philadelphia, Pennsylvania 19101-8699 and its telephone number is 215-841-4000.

         Exelon and various of its subsidiaries are subject to Federal and state regulation. Exelon is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). ComEd is a public utility under the Illinois Public Utilities Act subject to regulation by the Illinois

Commerce Commission (ICC). PECO is a public utility under the Pennsylvania Public Utility Code subject to regulation by the Pennsylvania Public Utility Commission (PUC). PECO, ComEd and Generation are electric utilities under the Federal Power Act subject to regulation by the Federal Energy Regulatory Commission (FERC). Specific operations of Exelon are also subject to the jurisdiction of various other Federal, state, regional and local agencies, including the United States Nuclear Regulatory Commission (NRC).

         As a registered holding company, Exelon and its subsidiaries are subject to a number of restrictions under PUHCA. These restrictions generally involve financing, investments and affiliate transactions. Under PUHCA, Exelon and its subsidiaries cannot issue debt or equity securities or guaranties without approval of the Securities and Exchange Commission (SEC), or in some circumstances in the case of ComEd and PECO, the ICC or the PUC, respectively. Exelon currently has SEC approval to issue up to an aggregate of $4 billion in common stock, preferred securities, long-term debt and short-term debt, and to issue up to $4.5 billion in guaranties. PUHCA also limits the businesses in which Exelon may engage and the investments that Exelon may make. With limited exceptions, Exelon may only engage in traditional electric and gas utility businesses and other businesses that are reasonably incidental or economically necessary or appropriate to the operations of the utility business. The exceptions include Exelon's ability to invest in exempt telecommunications companies, in exempt wholesale generating businesses and foreign utility companies (these investments are capped at $4 billion in the aggregate), in energy-related companies (as defined in SEC rules, and subject to a cap on these investments of 15% of Exelon's consolidated capitalization), and in other businesses, subject to SEC approval. In addition, PUHCA requires that all of a registered holding company's utility subsidiaries constitute a single system that can be operated in an efficient, coordinated manner. For additional information about restrictions on the payment of dividends and other effects of PUHCA on Exelon and its subsidiaries, see ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Exelon.

Energy Delivery

         Energy  Delivery   consists  of  Exelon's   regulated  energy  delivery
operations conducted by ComEd and PECO.

         ComEd is engaged principally in the purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers in northern Illinois. ComEd is a public utility under the Illinois Public Utilities Act. Consequently, ComEd is subject to regulation by the ICC as to rates and charges, issuance of most of its securities, service and facilities, classification of accounts, transactions with affiliated interests, as defined in the Illinois Public Utilities Act, and other matters. ComEd is also subject to regulation by FERC as to transmission rates and certain other aspects of its business, including interconnections and sales of transmission related assets.

         ComEd's traditional service territory has an area of approximately 11,300 square miles and an estimated population of approximately 8 million as of December 31, 2000. The service territory includes the City of Chicago, an area of about 225 square miles with an estimated population of approximately 3 million. ComEd had approximately 3.5 million customers at December 31, 2000.

         ComEd's franchises are sufficient to permit it to engage in the business it now conducts. ComEd's franchise rights are generally nonexclusive rights documented in agreements and, in some cases, certificates of public convenience issued by the ICC. With few exceptions, the franchise rights have stated expiration dates ranging from 2001 to 2040 and subsequent years.

         PECO is engaged principally in the purchase, transmission, distribution and sale of electricity to residential, commercial, industrial and wholesale customers and in the purchase, distribution and sale of natural gas to residential, commercial and industrial customers. PECO is a public utility under the Pennsylvania Public Utility Code. As a result, PECO is subject to regulation by the PUC as to electric distribution rates, retail gas rates, issuances of securities and certain other aspects of PECO's operations. PECO is also subject to regulation by FERC as to transmission rates and certain other aspects of its business, including interconnections and sales of transmission related assets.

         Pursuant to the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act), the Commonwealth of Pennsylvania has required the unbundling of retail electric services in Pennsylvania into separate generation, transmission and distribution services with open retail competition for generation services. Since the commencement of deregulation in 1999, PECO serves as the local distribution company providing electric distribution services to all customers in its service territory and bundled electric service to customers who do not choose an alternate electric generation supplier. PECO delivers electricity to approximately 1.5 million customers and natural gas to approximately 425,000 customers.

         PECO's traditional retail service territory covers 2,107 square miles in southeastern Pennsylvania. PECO provides electric delivery service in an area of 1,972 square miles, with a population of approximately 3.6 million, including
1.6 million in the City of Philadelphia. Natural gas service is supplied in a 1,475 square mile area in southeastern Pennsylvania adjacent to Philadelphia, with a population of 1.9 million.

         PECO has the necessary franchise rights to furnish electric and gas service in the various municipalities or territories in which it now supplies such services. PECO's franchise rights, which are generally nonexclusive rights, consist of charter rights and certificates of public convenience issued by the PUC and/or "grandfather rights". Such franchise rights are generally unlimited as to time.

         As a result of Exelon's  restructuring  to separate its  regulated  and competitive businesses, both ComEd and PECO transferred their assets and liabilities unrelated to energy delivery to other subsidiaries of Exelon. In the case of ComEd, the assets and liabilities transferred included nuclear generation and wholesale power marketing operations and some administrative functions. In the case of PECO, the assets and liabilities transferred related to nuclear, fossil and hydroelectric generation and wholesale power marketing; unregulated ventures and activities, including communications, infrastructure services and unregulated gas and electric sales activities; and administrative, information technology and other support for all other business activities of Exelon and its subsidiaries.

         Energy Delivery's kilowatt-hour (kWh) sales and generation are generally higher, primarily during the summer periods but also during the winter periods, when temperature extremes create demand for either summer cooling or winter heating. ComEd's highest peak load experienced to date occurred on August 30, 1999 and was 21,243,000 kilowatts, and the highest peak load experienced to date during a winter season occurred on December 20, 1999 and was 14,484,000 kilowatts. PECO's highest peak load experienced to date occurred on July 6, 1999 and was 7,959,000 kilowatts; and the highest peak load experienced to date during a winter season occurred on January 17, 2000 and was 6,135,000 kilowatts.

         Retail Electric Services

         Electric utility restructuring legislation was adopted in Pennsylvania in December 1996 and in Illinois in December 1997. Both states, through their regulatory agencies, established a phased approach to competition, allowing customers to choose an alternative electric generation supplier; required rate reductions and imposed caps on rates during a transition period; and allowed the collection of competitive transition charges (CTCs) from customers to recover costs that might not otherwise be recovered in a competitive market (stranded costs). Under the restructuring initiatives adopted at the Federal and state levels, the role of electric utilities in the supply and delivery of energy is changing. ComEd and PECO continue to be obligated to provide a reliable delivery system under cost-based rates. During the transition period to a competitive supply marketplace, ComEd and PECO are also obligated to supply generation services to customers who do not or cannot choose an alternate supplier.

         The rates for the generation service provided by ComEd and PECO are subject to rate caps during the transition periods. PECO has entered into a long-term power purchase agreement with Generation to obtain sufficient power at the rates it is allowed to charge to serve customers who do not choose an alternate generation supplier. ComEd has entered into a long-term power purchase agreement with Generation to obtain sufficient power at fixed rates.

         ComEd. Under the Illinois legislation, as of December 31, 2000, all non-residential customers were eligible to choose a new electric generation supplier or elect the power purchase option. The power purchase option allows the purchase of electric energy from ComEd at market-based prices. ComEd's residential customers become eligible to choose a new electric supplier in May 2002. As of December 31, 2000, over 9,500 non-residential customers, representing approximately 27% of ComEd's retail kilowatt-hour sales for the twelve months prior to the introduction of retail competition, had elected to receive their electric energy from an alternative electric supplier or chose the power purchase option.

         In addition to retail competition for generation services, the Illinois legislation provided for residential base rate reductions, a sharing with customers of any earnings over a defined threshold and a base rate freeze, reflecting the residential base rate reductions, through January 1, 2005. A 15% residential base rate reduction became effective on August 1, 1998 and a further 5% residential base rate reduction will become effective in October 2001. Under the earnings provision, one-half of any earnings over a defined threshold return on common equity during the period ending December 31, 2004 must be refunded to customers. The threshold rate of return on common equity is based on the 30-year treasury bond rate, plus 8.5% in the years 2000 through 2004. Earnings, for purposes of the earnings provision, include ComEd's net income calculated in accordance with generally accepted accounting principles and may include accelerated amortization of regulatory assets and the amortization of goodwill. At December 31, 2000, ComEd had a regulatory asset with an unamortized balance of $385 million as a result of the Illinois legislation. It expects to fully recover and amortize that regulatory asset by the end of 2003. ComEd does not currently expect to trigger the earnings sharing provisions in the years 2001 through 2004.

         The Illinois legislation also provided for the collection of a CTC from customers who choose to purchase electric energy from an alternative supplier or elect the power purchase option during a transition period that extends through 2006. The CTC, which was established as of October 1, 1999 and is applied on a cents per kWh basis, considers the revenue that would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs that might otherwise be unrecoverable under market-based rates.

         As part of a settlement agreement between ComEd and the City of Chicago relating to ComEd's Chicago franchise agreement, ComEd and Chicago agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric service in Chicago. The Illinois legislation also committed ComEd to spend at least $2 billion during the period 1999 through 2004 on transmission and distribution facilities outside of Chicago. In addition, ComEd conducted an extensive evaluation of the reliability of its transmission and distribution systems in response to several outages in the summer of 1999. As a result of the evaluation, ComEd has increased its capital and operating and maintenance expenditures on its transmission and distribution facilities in order to improve their reliability.

         As a result of ComEd's commitments to improve the reliability of its transmission and distribution system, ComEd expects its capital expenditures will exceed depreciation on its rate base assets through at least 2002. The base rate freeze will generally preclude rate recovery on and of such investments prior to January 1, 2005. Unless ComEd can offset the additional carrying costs against cost savings, its return on investment will be reduced during the period of the rate freeze and until rate increases are approved authorizing a return of and on this new investment.

         In addition, the Illinois legislation provides that an electric utility, such as ComEd, will be liable for actual damages suffered by customers in the event of a continuous power outage of four hours or more affecting 30,000 or more customers and provides for reimbursement of governmental emergency and contingency expenses incurred in connection with any such outage. The legislation bars recovery of consequential damages. The legislation also allows an affected utility to seek relief from these provisions from the ICC where the utility can show that the cause of the outage was unpreventable damage due to weather events or conditions, customer tampering or third party causes.

         The Illinois legislation also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a special purpose financing subsidiary. The proceeds, net of transaction costs, from such securities issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion. In December 1998, special purpose financing subsidiaries of ComEd issued $3.4 billion of notes. For additional information, see Related Entities below and
ITEM 8. Financial Statements and Supplementary Data - Exelon, Note 15 of Notes to Consolidated Financial Statements.

         PECO. Retail competition for electric generation services began in Pennsylvania on January 1, 1999, and by January 1, 2000 all of PECO's retail electric customers had the right to choose their generation suppliers. At December 31, 2000, approximately 18% of PECO's residential load, 46% of its commercial load and 42% of its industrial load were purchasing generation service from alternative suppliers.

         In addition to retail competition for generation services, PECO's settlement of its restructuring case mandated by the Competition Act required PECO to provide generation services to customers who do not or cannot choose an alternate supplier through December 31, 2010 and established caps on generation and distribution rates. The 1998 settlement also authorized PECO to recover $5.3 billion of stranded costs and to securitize up to $4.0 billion of its stranded cost recovery.

         Under the 1998 settlement, PECO's distribution rates were capped through June 30, 2005 at the level in effect on December 31, 1996. Generation rates, consisting of the charge for stranded cost recovery and a shopping credit or capacity and energy charge, were capped through December 31, 2010. For 2001, the generation rate cap is $0.0681 per kWh, increasing to $0.0698 per kWh in 2002,

$0.0751 per kWh in 2006 and $0.0801 per kWh in 2007. The rate caps are subject to limited exceptions, including significant increases in Federal or state taxes or other significant changes in law or regulations that would not allow PECO to earn a fair rate of return.

         In connection with its request for authorization to securitize an additional $1 billion of its stranded cost recovery, PECO agreed to provide its customers with additional rate reductions of $60 million in 2001. Under the settlement agreement entered into by PECO in 2000 relating to the PUC's approval of the merger with Unicom, PECO agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through 2005 and extended the rate cap on distribution rates through December 31, 2006.

         PECO has been authorized to recover stranded costs of $5.3 billion over a twelve-year period ending December 31, 2010 with a return on the unamortized balance of 10.75%. PECO's recovery of stranded costs is based on the level of transition charges established in the settlement of PECO's restructuring case and the projected annual retail sales in PECO's service territory. Recovery of transition charges for stranded costs and PECO's allowed return on its recovery of stranded costs are included in operating revenue.

         As a mechanism for utilities to recover their allowed stranded costs, the Competition Act provides for the imposition and collection of non-bypassable CTCs on customers' bills. CTCs are assessed to and collected from all retail customers who have been assigned stranded cost responsibility and access the utilities' transmission and distribution systems. As the CTCs are based on access to the utility's transmission and distribution system, they will be assessed regardless of whether such customer purchases electricity from the utility or an alternate electric generation supplier. The Competition Act provides, however, that the utility's right to collect CTCs is contingent on the continued operation at reasonable availability levels of the assets for which the stranded costs were awarded, except where continued operation is no longer cost efficient because of the transition to a competitive market.

         The following table shows the estimated average levels of stranded cost recovery and the amortization of the remaining portion of PECO's authorized stranded cost recovery ($5.2 billion at December 31, 2000) for the years 2001 through 2010, based on estimated 0.8% annual sales growth assumed in the 1998 settlement of PECO's restructuring case. Exelon's independent accountant's have neither examined nor compiled these projections.

                                             Annual Stranded Cost
                                            Amortization And Return

                                                                        Revenue Excluding
                                    Stranded Cost                       Gross Receipts Tax
                                      Recovery      -------------------------------------------------------
Year            Annual Sales (1)     Charge (2)           Total         Return @ 10.75%       Amortization
-------------- ------------------- ---------------- -------------------------------------------------------
                      MWh             $/kWh                 ($000)              ($000)            ($000)
2001              34,108,616          0.0231               753,241             482,561           270,680
2002              34,381,485          0.0251               825,004             516,869           308,135
2003              34,656,537          0.0247               818,352             482,401           335,951
2004              34,933,789          0.0243               811,540             444,798           366,742
2005              35,213,260          0.0240               807,933             403,555           404,378
2006              35,494,966          0.0266               902,623             353,070           549,553
2007              35,778,925          0.0266               909,844             290,627           619,217
2008              36,065,157          0.0266               917,123             220,312           696,811
2009              36,353,678          0.0266               924,459             141,229           783,231
2010              36,644,507          0.0266               931,855              52,381           879,474
----------------------------------

(1)      Subject to reconciliation of actual sales and collections.

(2)      Subject to periodic adjustments for over- or under- recovery.

         Under the Competition Act, licensed entities, including alternate electric generation suppliers, may act as agents to provide a single bill and provide associated billing and collection services to retail customers located in PECO's retail electric service territory. In that event, the alternative supplier or other third party replaces the customer as the obligor with respect to the customer's bill and PECO generally has no right to collect such receivable from the customer. Third-party billing would change PECO's customer profile (and risk of non-payment by customers) by replacing multiple customers with the entity providing third-party billing for those customers. PUC-licensed entities may also finance, install, own, maintain, calibrate and remotely read advanced meters for service to retail customers in PECO's retail electric service territory. To date, no third parties are providing billing of PECO's charges to customers or advanced metering. Only PECO can physically disconnect or reconnect a customer's distribution service.

          As permitted by the Competition Act and the 1998 settlement of its restructuring case, PECO securitized $4 billion of its stranded cost recovery in 1999 by the issuance of transition bonds through a special purpose financing entity. In 2000, PECO securitized an additional $1 billion of its stranded cost recovery, also through the issuance of transition bonds. As required by the Competition Act, the proceeds from the securitizations were applied to reduce stranded costs, including related capitalization of PECO. In March 2001, approximately $805 million of the first series of transition bonds were refinanced. For additional information, see Related Entities below and ITEM 8. Financial Statements and Supplementary Data - Exelon, Note 22 of Notes to Consolidated Financial Statements.

         PECO's settlement of its restructuring case included a number of provisions designed to encourage competition for generation services. Shopping credits for generation service may provide an economic incentive for customers to choose an alternate supplier. Effective January 1, 2001, PECO agreed to assign 20% of its non-shopping residential customers to competitive default service provided by one or more alternate suppliers. If on January 1, 2003, 50% of PECO's residential and commercial customers are not obtaining generation services from alternate generation suppliers, then non-shopping customers will be assigned to alternate generation suppliers to reach that level.

         On November 29, 2000, the PUC approved PECO's bilateral contract with New Power Company (New Power) to move 22% of PECO's non-shopping residential customers to New Power for competitive default generation service. Under this contract, New Power has agreed that it will provide generation services through January 2004, at specified discounted rates, to nearly 300,000 residential customers of PECO who are currently taking their generation service from PECO. During this period, those customers will continue to have the right to switch to an alternate electric generation supplier other than New Power, as well as the right to return as customers of PECO, without penalty or charge. At the end of 2002, if the number of competitive default service customers then served by New Power has dropped below 20% of PECO's residential customer base, there will be an additional allocation of residential customers to New Power to bring its competitive default service levels back up to 20% of the residential customer base.

         In addition to the New Power contract, PECO has also entered into a contract with Green Mountain Energy Company to assign 50,000 of PECO's non-shopping residential customers to Green Mountain for competitive default generation service, on the same terms and conditions as the New Power contract. On February 21, 2001, the PUC approved the Green Mountain contract.

         Transmission Services

         Energy Delivery provides wholesale transmission service under rates established by FERC. FERC Order No. 888 (Order 888) requires all public utilities that own, control or operate interstate transmission facilities have open-access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions established by FERC. In response to Order 888, both ComEd and PECO filed individual compliance tariffs with FERC.

         FERC has used its regulation of transmission to encourage competition for wholesale generation services and the development of regional structures to facilitate regional wholesale markets. In December 1999, FERC issued Order No. 2000 requiring jurisdictional utilities to file a proposal to form a regional transmission organization (RTO) meeting certain governance, operational, and scope and scale requirements articulated in the order or, alternatively, to describe efforts to participate in or work toward participating in an RTO or explain why they were not participating in an RTO. Order 2000 is generally designed to separate the governance and operation of the transmission system from generation companies and other market participants. RTOs may be organized and may independently manage regional transmission systems in a variety of ways, including through independent for-profit or not-for-profit transmission companies, independent not-for-profit system operators or ISOs (such as the Midwest Independent Transmission System Operator (MISO)), as well as other structures. FERC has set December 15, 2001 as the deadline for transferring control over transmission facilities to approved RTOs.

         ComEd. ComEd has been a transmission-owning member of MISO, a prospective RTO. On October 31, 2000, ComEd announced its intention to join the Alliance Regional Transmission Organization (Alliance), an RTO being established by utilities generally located to the east of ComEd. Participation options in the Alliance are being evaluated, including a transfer of the transmission assets for a passive equity interest, leasing or a management-type arrangement. On the same date, ComEd provided notice of its intention to withdraw from the MISO, which withdrawal is needed in order to participate in the Alliance. In March 2001, ComEd, the MISO and other market participants reached a proposed settlement regarding issues associated with ComEd's withdrawal from the MISO, including related costs. The proposed settlement is subject to FERC approval, which has the power to accept, reject or make changes as a condition to its approval. If the settlement is approved, ComEd will be permitted to withdraw from the MISO and to join the Alliance. At present, ComEd believes it has established adequate reserves for its portion of costs related to its withdrawal from the MISO.

         PECO. PECO provides regional transmission service pursuant to a regional open-access transmission tariff filed by it and the other transmission owners who are members of PJM Interconnection LLC (PJM). PJM is a power pool that integrates, through central dispatch, the generation and transmission operations of its member companies across a 50,000 square mile territory. Under the PJM tariff, transmission service is provided on a region-wide, open-access basis using the transmission facilities of the PJM members at rates based on the costs of transmission service. PJM's Office of Interconnection is the ISO for PJM and is responsible for operation of the PJM control area and administration of the PJM open-access transmission tariff. PECO and the other transmission owners in PJM have turned over control of their transmission facilities to the ISO. The PJM ISO and the transmission owners who are members of PJM, including PECO, have filed with FERC for approval of PJM as an RTO.

         Gas

         Historically, PECO's gas sales and gas transportation revenues were derived pursuant to rates regulated by the PUC. The PUC established, through regulated proceedings, the base rates that PECO may charge for gas service in Pennsylvania. PECO's gas rates are subject to quarterly adjustments designed to recover or refund the difference between the actual cost of purchased gas and the amount included in base rates and to recover or refund increases or decreases in certain state taxes not recovered in base rates.

         On July 1, 2000, PECO implemented the Pennsylvania Natural Gas Choice and Competition Act that was passed in 1999. The Act expands choice of gas suppliers to residential and small commercial customers and eliminates the 5% gross receipts tax on gas distribution companies' sales of gas. Large commercial and industrial customers have been able to choose their suppliers since 1984. Approximately one-third of PECO's current total yearly throughput is supplied by third parties. The Act permits gas distribution companies to continue to make regulated sales of gas, at cost, to their customers. The Act does not deregulate the transportation service provided by gas distribution companies, which remains subject to rate regulation. Gas distribution companies continue to provide billing, metering, installation, maintenance and emergency response services.

         PECO's natural gas supply is provided by purchases from a number of suppliers for terms of up to five years. These purchases are delivered under several long-term firm transportation contracts. PECO's aggregate annual entitlement under these firm transportation contracts is 87.5 million dekatherms. Peak gas is provided by PECO's liquefied natural gas facility and propane-air plant. PECO also has under contract 21.7 million dekatherms of underground storage through service agreements. Natural gas from underground storage represents approximately 45% of PECO's 2000-2001 heating season supplies.

         Construction Budget

         The following table shows Exelon's most recent estimate of capital expenditures for plant additions and improvements for Energy Delivery for 2001:

                                                ComEd                   PECO
                                                       (Millions of $)
                                             -----------------------------------
          Transmission and Distribution           $745                    $181
          Gas                                       --                      69
          Other                                    155                      10
                                                  ----                    ----
                   Total                          $900                    $260
                                                  ====                    ====

Generation

         General

         Generation combines the generating resources and wholesale power marketing operations owned by PECO and ComEd prior to Exelon's restructuring. The generating resources of Generation consist of ownership interests in generating facilities and long-term contracts for capacity. Generation also owns a 50% interest in AmerGen, a joint venture with British Energy, Inc., a wholly owned subsidiary of British Energy plc (British Energy), which acquires and operates nuclear generating facilities. In 2000, Exelon acquired a 49.9% interest in Sithe, with an option to purchase the other 50.1% beginning in 2003. Sithe develops, owns and operates merchant generating facilities.

         Generation's wholesale power marketing group, Power Team, is one of the largest wholesale power marketers in North America. Power Team manages the output of Generation's resources to meet the load requirements of ComEd and PECO and the supply commitments of Exelon Energy, Exelon's competitive retail energy supplier.

         Generating Resources

         The generating resources of Generation, AmerGen and Sithe consist of the following:

Type of Capacity                             MW                 % of Total
----------------                           ------              -----------
Generation 1
           Nuclear                         13,949                  42.2%
           Fossil                           3,721                  11.3%
           Hydro                            1,489                   4.5%
           Long-term Contracts 2           13,900                  42.0%
                                           ------                 ------
                  Total                    33,059                 100.0%
                                           ======                 ======
AmerGen 3
           Nuclear                          2,378                 100.0%
                                           ======                 ======
Sithe 4
           Fossil                           3,782                  37.7%
           Under Development                3,715                  37.0%
           Under Advanced Construction      2,535                  25.3%
                                           ------                 ------
                  Total                    10,032                 100.0%
                                           ======                 ======

1 See "Fuel" for sources of fuels used in electric generation.
2 Contracts range from 4 to 29 years.
3 Generation owns a 50% interest in AmerGen. Capacity and the related energy from AmerGen's facilities not sold under long-term contracts to third parties are marketed by the Power Team. See "AmerGen" below.
4 Generation owns a 49.9% interest in Sithe. The capacity and related energy from Sithe's facilities are marketed by Sithe. Fossil includes Hydro of 80 MW or 0.79% of total Sithe capacity. See "Sithe" below.

         The generating resources of Generation are located primarily in the Midwest (approximately 45% of capacity) and the Mid Atlantic regions (approximately 55% of capacity). AmerGen's generating resources are also in the Midwest and the Mid Atlantic regions. Sithe's generating resources are primarily in the New England region.

Nuclear Facilities

         Generation has ownership interests in eight nuclear generating stations, consisting of 16 units with 13,949 MW of capacity (Exelon share). For additional information, see ITEM 2. Properties. All of the nuclear generating stations are operated by Generation, with the exception of Salem Generating Station (Salem), which is operated by PSE&G Nuclear, LLC. In addition, AmerGen owns and operates three nuclear generating stations, consisting of three units with 2,378 MW of capacity.

         In 2000, approximately 59% of Exelon's electric output (including output of ComEd prior to the merger) was generated from the nuclear generating facilities. During 2000 and 1999, the nuclear generating facilities now owned by Generation operated at weighted average capacity factors of 94% and 89%, respectively.

         Generation is in the process of increasing the capacity of its nuclear fleet through power uprates and plant modifications and refinements. Power uprate projects involve equipment and instrumentation modifications which require NRC approval. These power uprate projects have the potential of adding up to 885 MW of capacity by the end of 2003. Generation is also pursuing other capacity additions through plant modifications and refinements of several nuclear units that have the potential of adding between 60 MW and 90 MW of capacity.

         On September 30, 1999, Exelon reached an agreement to purchase an additional 7.51% ownership interest in Peach Bottom Atomic Power Station (Peach Bottom), constituting 164 MW of capacity, from Atlantic City Electric Company and Delmarva Power & Light Company for $18 million. On December 24, 2000, Exelon completed the purchase of Delmarva Power & Light Company's 3.755% interest in Peach Bottom for $9 million. The purchase of Atlantic City Electric Company's ownership interest is still pending regulatory approval, which is expected in 2001.

         Regulation. Generation is subject to the jurisdiction of the NRC with respect to its nuclear generating stations. The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, the operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses. Changes in regulations by the NRC that require a substantial increase in capital expenditures for nuclear generating facilities or that result in increased operating costs of nuclear generating units could adversely affect Exelon and its results of operations.

         In April 2000, the NRC implemented a Revised Reactor Oversight Process that replaced the Systematic Assessment of Licensee Performance process. The new process relies on quantifiable performance indicators and inspections of areas not covered by indicators to determine safety performance. An overall assessment of performance is provided by the NRC on an annual basis and reflects the combination of performance indicators and inspection results.

         Nuclear Waste Disposal. There are no commercial facilities for the reprocessing of spent nuclear fuel (SNF) currently in operation in the United States, nor has the NRC licensed any such facilities. Generation currently stores all SNF from its nuclear generating facilities in on-site, spent-fuel storage pools and, for certain plants in dry cask storage facilities. The spent fuel storage pools at Generation's nuclear plants may not have sufficient storage capacity for the life of the plant and additional storage facilities may be required.

         Under the Nuclear Waste Policy Act of 1982 (NWPA), the U.S. Department of Energy (DOE) is responsible for the disposal of SNF and other high-level radioactive waste. ComEd and PECO each signed contracts with the DOE (Standard Contract) to provide for disposal of SNF from their respective nuclear generating stations. In accordance with the NWPA and the Standard Contract, ComEd and PECO pay the DOE one mill ($.001) per kWh of net nuclear generation to cover the cost of SNF disposal. This fee may be adjusted prospectively in order to ensure full disposal cost recovery by DOE. In July 1996, the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals), in response to a suit filed by a group of utilities, ruled that the DOE had an unequivocal obligation to begin to accept SNF in 1998. In November 1997, the D.C. Court of Appeals issued a decision in which it confirmed its earlier decision that the DOE has an unconditional obligation to begin disposal of SNF by January 31, 1998, but directed utilities to pursue contractual remedies for DOE's failure to perform.

         In July 1998, ComEd filed a complaint against the DOE in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of SNF in January 1998. In August 2000, the United States Court of Appeals for the Federal Circuit decided two other similar cases, granting partial summary judgment on liability for the plaintiff utility. ComEd has requested that the Court of Claims grant its pending summary judgment motion on liability, particularly in light of this Federal Circuit's decision.

         In July 2000, PECO entered into an agreement with the DOE relating to Peach Bottom to address the DOE's failure to begin removal of SNF in January 1998, as required by the Standard Contract. Under that agreement, the DOE agreed to provide credits against future contributions to the nuclear waste fund to compensate for SNF storage costs incurred as a result of the DOE's breach of the Standard Contract. The agreement also provides that, upon request, the DOE will take title to the SNF and the interim storage facility at Peach Bottom provided certain conditions are met. In November 2000, eight utilities with nuclear power plants filed a Joint Petition for Review against the DOE with the United States Court of Appeals for the Eleventh Circuit seeking to invalidate that portion of the agreement providing for credits against nuclear waste fund payments on the ground that such provision is a violation of the NWPA. PECO has intervened as a defendant in that case, which is ongoing.

         The Standard Contract with the DOE requires ComEd and PECO to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983. PECO has paid the one-time fee. Pursuant to the Standard Contract, ComEd has elected to pay the one-time fee of $277 million, with interest, just prior to the first delivery of SNF to the DOE. As of December 31, 2000, the liability for the one-time fee with interest was $810 million.

         As a by-product of their operations, nuclear generating units produce low-level radioactive waste (LLRW). LLRW is accumulated at each generating station and permanently disposed of at a Federally licensed disposal facility. The Federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for LLRW and restrict use of such facilities to waste generated within the region. Illinois and the Commonwealth of Kentucky have entered into a compact, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and none is currently expected to be operational until after the year 2011. Pennsylvania, which had agreed to be the host site for LLRW disposal facilities for generators located in Pennsylvania, Delaware, Maryland and West Virginia, has suspended the search for a permanent disposal site.

         Generation has temporary on-site storage capacity at its nuclear generating stations for limited amounts of LLRW and has been shipping such waste to LLRW disposal facilities in South Carolina and Utah. Generation anticipates the possibility of continuing difficulties in disposing of LLRW. Generation is also pursuing alternative disposal strategies for LLRW, including a LLRW reduction program.

         The National Energy Policy Act of 1992 requires, among other things, that utilities with nuclear reactors pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs to domestic utilities are estimated to be $150 million per year through 2006, of which Generation's share is approximately $22 million per year. The Energy Policy Act provides that these costs are to be recoverable in the same manner as other fuel costs. ComEd and PECO are currently recovering these costs through regulated rates.

         Insurance. The Price-Anderson Act currently limits the liability of nuclear reactor owners to $9.5 billion for claims that could arise from a single nuclear incident. The limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors. Generation carries the maximum available commercial insurance of $200 million and the remaining $9.3 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $89 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. In addition, the U.S. Congress could impose revenue raising measures on the nuclear industry to pay claims if the damages from an incident at a licensed nuclear facility exceed $9.5 billion. The Price-Anderson Act and the extensive regulation of nuclear safety by the NRC do not preclude claims under state law for personal, property or punitive damages related to radiation hazards.

         Property insurance is maintained for each nuclear power plant in which Generation has an ownership interest. Generation is responsible for its proportionate share of premiums for such insurance based on its ownership interest. Generation's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC that provides a clean-up plan, including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility. Under Generation's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If, as a result of an accident, the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund that Generation is required by the NRC to maintain to decommission the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility. Generation is unable to predict what effect these requirements may have on the timing of the availability of insurance proceeds to creditors and the amount of such proceeds that would be available. Under the terms of the various insurance agreements, Generation could be assessed up to $69 million for losses incurred at any plant insured by the insurance companies. Generation is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on Exelon's financial condition or results of operations.

         Generation is a member of an industry mutual insurance company that provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The policy contains a waiting period before recovery of costs can commence. The premium for this coverage is subject to assessment for adverse loss experience. Generation's maximum share of any assessment is $18 million per year.

         In addition, Generation participates in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by a nuclear energy accident. This program was modified, effective January 1, 1998, to provide coverage to all workers whose nuclear-related employment began on or after the commencement date of reactor operations. Generation will not be liable for a retrospective assessment under this new policy. However, in the event losses incurred under the small number of policies in the old program exceed accumulated reserves, a maximum retroactive assessment of up to $50 million could apply.

         Decommissioning. NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Based on estimates of decommissioning costs for  each  of the  nuclear  facilities  in  which  Generation  has an  ownership interest, the PUC permits PECO and the ICC permits ComEd to collect from its customers and deposit in segregated accounts amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. At December 31, 2000, Generation's current estimate of its nuclear facilities' decommissioning cost was $6.9 billion. At December 31, 2000, ComEd and PECO held $3.1 billion in trust accounts, representing amounts recovered from customers and net realized and unrealized investment earnings thereon, to fund future decommissioning costs. The decommissioning liabilities and related trust funds were transferred to Generation as of January 1, 2001 pursuant to Exelon's corporate restructuring. Amounts collected by ComEd and PECO to fund decommissioning costs will continue to be paid into the nuclear decommissioning trust funds.

         In connection with the transfer of ComEd's nuclear generating stations to Generation, ComEd asked the ICC to approve the continued recovery of decommissioning costs after the transfer. On December 20, 2000, the ICC issued an order finding that the ICC has the legal authority to permit ComEd to continue to recover decommissioning costs from ComEd's customers for the six-year term of the power purchase agreement between ComEd and Generation. Under the ICC order, ComEd is permitted to recover $73 million per year from customers for decommissioning for the years 2001 through 2004. In 2005 and 2006, ComEd can recover up to $73 million annually, depending upon the portion of the output of the former ComEd nuclear stations that ComEd purchases from Generation. Subsequent to 2006, there will be no further recoveries of decommissioning costs from customers. The ICC order also provides that any surplus funds after ComEd's former nuclear stations are decommissioned must be refunded to ComEd's customers. The amount of recovery in the ICC order is less than the $84 million annual amount ComEd recovered in 2000. The ICC order is currently pending appeal in the Illinois Appellate Court.

Fuel

         The  following   table  shows  sources  of  electric  output  for  2000
(including output of ComEd prior to the merger) and sources of electric output as estimated for 2001:

                                                        Electric      Electric
                                                         Output     Output 2001
                                                          2000         (Est.)
                                                         -----      -----------
Nuclear.............................................       59%           62%
Fossil including Hydro..............................        6%            6%
Purchased, interchange and nonutility generated.....       35%           32%
                                                         -----         -----
                                                          100%          100%
                                                         =====         =====

         The fuel costs for nuclear generation are substantially less than fossil-fuel generation. Consequently, nuclear generation is the most cost-effective way for Generation to meet its commitment to supply the base load requirements of ComEd, PECO and Exelon Energy and for sales to other utilities.

         The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore into uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of the uranium hexafluoride; the fabrication of fuel assemblies; and the use of the nuclear fuel in the generating station reactor. Generation has uranium concentrate inventory and supply contracts sufficient to meet all of its uranium concentrate requirements through 2001. Generation's contracted conversion services are sufficient to meet all of its uranium conversion requirements through 2002. All of Generation's enrichment requirements have been contracted through 2004. Contracts for fuel fabrication have been obtained through 2005. Generation does not anticipate difficulty in obtaining the necessary uranium concentrates or conversion, enrichment or fabrication services for its nuclear units.

         Generation obtains approximately 25% of its enrichment services from European suppliers. There is an ongoing trade action by USEC, Inc. alleging dumping in the United States against European enrichment services suppliers. If the trade action is resolved unfavorably against the European suppliers, it could increase Generation's cost of enrichment services.

         Coal is obtained for Generation's coal-fired capacity primarily through long-term contracts with the remainder supplied through either short-term contracts or spot-market purchases. Generation purchases fuel oil through a combination of short-term contracts and spot-market purchases. The contracts are normally not longer than one year in length. Fuel oil inventories are managed such that in the winter months sufficient volumes of fuel are available in the event of extreme weather conditions and during the remaining months inventory levels are managed to take advantage of favorable market pricing. Generation obtains natural gas for electric generation through a combination of long-term and short-term contracts and spot purchases as well as through PECO's own retail gas tariff.

Power Team

         Generation competes in the wholesale electric generation business on a national basis. Generation competes on the basis of price and service offerings, utilizing its generation portfolio to assure customers of energy deliverability. Generation enters into bilateral arrangements for the purchase, sale and delivery of energy and competes in the developing wholesale spot markets for electricity.

         Generation has agreed to supply ComEd and PECO with their respective load requirements for customers through 2006 and 2010, respectively. Generation has also contracted with Exelon Energy to meet its supply commitments pursuant to its competitive retail generation sales agreements. Under the agreements with ComEd and PECO, Generation will supply all of ComEd and PECO's needs to supply customers who do not select an alternative electric generation supplier through the end of the respective transition periods. Therefore, the supply requirements under the agreements will vary depending on how much of the load has selected an alternative supplier.

         FERC's stated goal in promulgating Order 888 and related orders is to remove impediments to competition in the wholesale bulk power marketplace and to bring more efficient and lower cost power to electricity consumers. Generation has received authorization from FERC to sell energy at market-based rates.

         Generation's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity, and long, intermediate and short-term contracts. Generation seeks to maintain a net positive supply of energy and capacity, through ownership of generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. Generation has also contracted for access to additional generation through bilateral long-term power purchase agreements. These agreements are commitments related to power generation of specific generation plants and/or are dispatchable in nature similar to asset ownership. Generation enters into power purchase agreements with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to customers. Excess power is sold in the wholesale market. Generation has also purchased transmission service to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs. The intent and business objective for the use of its capital assets and contracts is to provide Generation with physical power supply to enable it to deliver energy to meet customer needs. Except for hedging purposes, Generation does not use financial contracts in its wholesale marketing activities. During 2001, Generation intends to pursue financial trading, primarily to complement the marketing of its generation portfolio. Generation intends to manage the risk of these activities through a mix of long-term and short-term supply obligations and through the use of established policies, procedures and trading limits.

         Generation has entered into bilateral long-term contractual obligations for sales of energy to load-serving entities including electric utilities, municipalities, electric cooperatives, and retail load aggregators. Generation also enters into contractual obligations to deliver energy to wholesale market participants who primarily focus on the resale of energy products for delivery. Generation provides delivery of its energy to these customers through access to transmission assets or rights for transmission service.

         In addition, Generation has entered into long-term power purchase agreements with independent power producers under which Generation makes fixed capacity payments in return for exclusive rights to the energy and capacity of the generating units for a fixed period. The terms of the long-term power purchase agreements enable Generation to dispatch energy from the plants.

         At December 31, 2000, Generation had long-term commitments, in megawatt-hours (MWh) and dollars, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the following tables (in millions):


                                      Power Only
                    --------------------------------------------
                         Purchases                  Sales
                    ------------------          ----------------
                      MWh     Dollars           MWh      Dollars
                    ------------------          ----------------
  2001                  17     $362              36      $  840
  2002                  11      167              18         371
  2003                   9      135              15         327
  2004                   5       71               8         190
  2005                   4       61               6         148
  Thereafter             5       81               4          87
                               ----                      ------
  Total                        $877                      $1,963
                               ====                      ======

                      Capacity         Capacity        Transmission
                      Purchases          Sales       Rights Purchases
                     in Dollars       in Dollars        in Dollars
                     ---------------------------------------------
  2001                 $  856            $  32           $  119
  2002                    881               21               35
  2003                    786               16               32
  2004                    778                3               25
  2005                    414                3               25
  Thereafter            5,200                8               80
                      -------           ------           --------
  Total                $8,915             $ 83           $  316
                       ======             ====           ======

         Capital Expenditures

         Generation's estimated capital expenditures for 2001 are as follows:

                                                   (Millions of $)
                                                    -------------
                   Production Plant                    $459
                   Nuclear Fuel                         308
                   Investment in AmerGen                185
                                                       -----
                            Total                      $952
                                                       ====


         Capital expenditures for production plant include expenditures to increase capacity of existing plants.

         Sithe

         As a result of a purchase in December 2000, Exelon owns a 49.9% interest in Sithe, an independent power producer. The remaining 50.1% is owned by Vivendi, SA (34%), Marubeni Corp. (15%) and Sithe Management (1%). As part of the transaction, Exelon has the right to purchase the remaining 50.1% interest in Sithe from Vivendi, Marubeni and Sithe Management within two to five years at a price based on market conditions when the call option is exercised. Alternatively, Vivendi, Marubeni and Sithe Management have the right to require Exelon to purchase the remaining 50.1% within two to five years at a price based on market conditions when the option is exercised. Exelon accounts for its investment in Sithe under the equity method of accounting.

         Sithe presently owns and operates 27 power generation facilities in North America, with approximately 3,800 MW of net merchant generating capacity. It has 11 facilities under construction with an estimated capacity of 2,500 MW and approximately 3,700 MW of generation capacity in various stages of advanced development.

         AmerGen

         In 1997, Exelon and British Energy formed AmerGen to pursue opportunities to acquire and operate nuclear generating stations in the United States. Generation and British Energy each own a 50% equity interest in AmerGen. Exelon accounts for its investment in AmerGen under the equity method of accounting.

         In 1999, AmerGen, purchased Clinton Nuclear Power Station (Clinton) and Three Mile Island Unit No. 1 Nuclear Generating Facility (TMI). Clinton is a boiling water reactor with a capacity of 933 MW. TMI is a pressurized water reactor with a capacity of 814 MW.

         In August 2000, AmerGen completed the purchase of Oyster Creek Nuclear Generation Facility (Oyster Creek) from GPU, Inc. (GPU) for $10 million. Oyster Creek is a boiling water reactor with a capacity of 630 MW.

         In conjunction with each of the completed acquisitions, AmerGen has entered into a power purchase agreement providing the seller with all or a portion of the energy produced at the acquired facility for periods of two to five years. The energy produced at the plants not sold under the power purchase agreement is sold in the wholesale market. At the closing of each acquisition, AmerGen received funded decommissioning trust funds, with assets to cover the anticipated costs to decommission each nuclear plant following its licensed life, including an annual net growth rate of 2% in accordance with NRC regulations. AmerGen believes that the amount of the trust funds and investment earnings thereon will be sufficient to meet its decommissioning obligations.

Enterprises

         Enterprises combines the competitive businesses formerly held by PECO and Unicom. Enterprises focuses its business activities in the areas of infrastructure services, communications, retail energy sales, energy services and related investments.

         Exelon Infrastructure Services, Inc. (EIS) provides infrastructure services, including infrastructure construction, operation management and maintenance services to owners of electric, gas, cable and communications systems, including industrial and commercial customers, utilities and municipalities, throughout the United States. Since it was established in 1997, EIS has acquired thirteen infrastructure service companies. Currently, EIS has annualized revenues of over $1 billion and employs more than 8,000 people.

         Exelon Energy provides retail electric and gas services as an unregulated retail energy supplier in Illinois, Massachusetts, Michigan, New Jersey, Ohio, Pennsylvania and other areas in the Midwest and Northeast United States.

         Exelon Services is engaged in the design, installation and servicing of heating, ventilation and air conditioning facilities for commercial and industrial customers. Exelon Services also provides energy-related services, including performance contracting and energy management systems.

         Exelon Thermal Technologies provides district cooling and related services to offices and other buildings in the central business district of Chicago and in other cities in North America, generally working with local utilities. District cooling involves the production of chilled water at one or more central locations and its circulation to customers' buildings, primarily for air conditioning.

         Exelon Communications is the unit of Enterprises through which Exelon manages its communications investments. Exelon Communications' principal investments are PECOAdelphia Communications and AT&T Wireless PCS of Philadelphia, LLC (AT&T Wireless Philadelphia). PECOAdelphia is a competitive local exchange carrier, providing local and long-distance, point-to-point voice and data communications, internet access and enhanced data services for businesses and institutions in eastern Pennsylvania. PECOAdelphia utilizes a large-scale, fiber-optic cable-based network that currently extends over 700 miles and is connected to major long-distance carriers and local businesses. PECOAdelphia is a 50% owned joint venture with Adelphia Business Solutions. Formed in 1996, AT&T Wireless Philadelphia is a joint venture to provide personal communications services (PCS) in the Philadelphia metropolitan trading area. AT&T Wireless Philadelphia has completed the initial build-out of its digital wireless PCS network and commercially launched PCS service in October 1997. Enterprises holds a 49% equity interest in AT&T Wireless Philadelphia.

         Exelon Capital Partners was created in 1999 as a vehicle for direct venture capital investing in the areas of unregulated energy sales, energy services, utility infrastructure services, e-commerce and communications. At December 31, 2000, Exelon Capital Partners had made direct investments in eight companies, with funding commitments totaling approximately $100 million. The investment mix was weighted toward the communications industry, but also included companies in energy services and retail services, including e-commerce.

Employees

         As of January 1, 2001, Exelon and its subsidiaries had approximately 29,000 employees, including 2,700 employees at PECO and 8,000 employees at ComEd. The number of employees does not include employees of joint ventures. As a result of the restructuring of Exelon's operations in January 2001, Energy Delivery, Generation and Enterprises had approximately 10,700, 7,500 and 9,800 employees, respectively.

         Over the past several years, a number of unions have filed petitions with the National Labor Relations Board to hold certification elections with regard to different segments of employees within PECO. In all cases, PECO employees have rejected union representation. PECO expects that such petitions will continue to be filed in the future.

         Approximately 7,400 employees, including 5,100 employees of ComEd and 2,200 employees of Generation, are covered by a collective bargaining agreement with Local 15 of the International Brotherhood of Electrical Workers. ComEd reached agreement with Local 15 on the pension, as well as other benefits, on September 15, 2000. The collective bargaining agreement with Local 15 expires on March 31, 2001. Negotiations are ongoing with respect to a new collective bargaining agreement.

         In addition, approximately 3,100 EIS employees are represented by unions, including approximately 1,500 employees who are represented by various local unions of the International Brotherhood of Electrical Workers. The remaining union employees are members of a number of different local unions, including laborers, welders, operators, plumbers and machinists.

Environmental Regulation

         General

         Specific operations of Exelon, primarily those of Generation, are subject to regulation regarding environmental matters by the United States and by the states of Illinois, Pennsylvania, New Jersey and Iowa and by local jurisdictions where Exelon operates its facilities. The Illinois Pollution Control Board (IPCB) has jurisdiction over environmental control in the State of Illinois, together with the Illinois Environmental Protection Agency, which enforces regulations of the IPCB and issues permits in connection with environmental control. The Pennsylvania Department of Environmental Protection
(PDEP) has jurisdiction over environmental control in the Commonwealth of Pennsylvania. State regulation includes the authority to regulate air, water and noise emissions and solid waste disposals. The United States Environmental Protection Agency (EPA) administers certain Federal statutes relating to such matters.

         Water

         Under the Federal Clean Water Act, National Pollutant Discharge Elimination System (NPDES) permits for discharges into waterways are required to be obtained from the EPA or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. Generation either has NPDES permits for all of its generating stations or has pending applications for such permits. Generation is also subject to the jurisdiction of certain other state agencies, including the Delaware River Basin Commission and the Susquehanna River Basin Commission.

         Solid and Hazardous Waste

         The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), provides for immediate response and removal actions coordinated by the EPA in the event of threatened releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the EPA on the National Priorities List (NPL). These potentially responsible parties (PRPs) can be ordered to perform a cleanup, can be sued for costs associated with a EPA-directed cleanup, may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation under state oversight prior to listing on the NPL. Various states, including Illinois, have enacted statutes that contain provisions substantially similar to CERCLA. In addition, the Resource Conservation and Recovery Act (RCRA) governs treatment, storage and disposal of solid and hazardous wastes and cleanup of sites where such activities were conducted.

         Generation, PECO and ComEd and their subsidiaries are or are likely to become parties to proceedings initiated by the EPA, state agencies and/or other responsible parties under CERCLA and RCRA with respect to a number of sites, including manufactured gas plant (MGP) sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable.

         By notice issued in November 1986, the EPA notified over 800 entities, including PECO and ComEd, that they may be PRPs under CERCLA with respect to releases of radioactive and/or toxic substances from the Maxey Flats disposal site, a LLRW disposal site near Moorehead, Kentucky, where PECO and ComEd wastes were deposited. Approximately 90 PRPs, including PECO, formed a steering committee to investigate the nature and extent of possible involvement in this matter. The steering committee preliminarily estimated that implementing the EPA proposed remedy at the Maxey Flats site would cost $60-$70 million in 1993 dollars. A settlement was reached among the Federal and private PRPs, the Commonwealth of Kentucky and the EPA concerning their respective roles and responsibilities in conducting remedial activities at the site. Under the settlement, the private PRPs agreed to perform the initial remedial work at the site and the Commonwealth of Kentucky agreed to assume responsibility for long-range maintenance and final remediation of the site. Exelon estimates that it will be responsible for approximately $1.4 million of the remediation costs to be incurred by the private PRPs. On April 18, 1996, a consent decree, which included the terms of the settlement, was entered by the United States District Court for the Eastern District of Kentucky. The PRPs have entered into a contract for the design and implementation of the remedial plan and work has commenced.

         By notice issued in December 1987, the EPA notified  several  entities, including  PECO,  that they may be PRPs  under  CERCLA  with  respect  to wastes resulting from the treatment and disposal of transformers and miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site). Several of the PRPs, including PECO, formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agreed to perform the remedial investigation and feasibility study as described in the work plan issued with the Consent Order. PECO's share of the cost of study was approximately 30%. On July 19, 1995, the EPA issued a proposed plan for remediation of the site which involves removal of contaminated soil, sediment and groundwater and which the EPA estimated would cost approximately $17 million to implement. On June 26, 1998, the EPA issued an Order to the non-de minimis PRP Group members, and others, including the owner, to implement the remedial design (RD) and remedial action (RA). The PRP group is proceeding as required by the Order. It has selected a contractor which has been approved by the EPA, and, on November 5, 1998, submitted the draft RD work plan. The EPA has approved the PRP Group's RD work plan and based upon the RD investigation, the EPA has modified the work plan. On March 5, 2001, the PRP group submitted a revised RD to the EPA, in which it estimates the cost to implement the RA to range from $14 million to $27 million. The EPA and the PRPs are also involved in litigation with the site owner concerning remediation liability. PECO is unable to estimate its share of the costs of the remedial activities.

         MGP Sites

         MGPs manufactured gas in Illinois and Pennsylvania from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Nicor Gas as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. Similarly, PECO has identified 28 sites where former MGP activities may have resulted in site contamination. With respect to these sites, ComEd and PECO are presently engaged in performing various levels of activities, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. Overseeing state regulatory agencies have approved the remediation of five MGP sites, while 35 other sites are currently under some degree of active study or remediation. At December 31, 2000, Exelon had accrued $140 million for investigation and remediation of these MGP sites that currently can be reasonably estimated. Exelon believes that it could incur additional liabilities with respect to MGP sites, which cannot be reasonably estimated at this time. Exelon has sued a number of insurance carriers seeking indemnity/coverage for remediation costs associated with these former MGP sites.

         Air

         Air quality regulations promulgated by the EPA, the PDEP and the City of Philadelphia in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 (Amendments) impose restrictions on emission of particulates, sulfur dioxide (SO(2)), nitrogen oxides (NO(x)) and other pollutants and require permits for operation of emission sources. Such permits have been obtained by Exelon's subsidiaries and must be renewed periodically.

         The Amendments establish a comprehensive and complex national program to substantially reduce air pollution. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO(2) and NO(x) from electric power plants. Flue-gas desulfurization systems (scrubbers) have been installed at all of Generation's coal-fired units other than the Keystone Station. Keystone is subject to, and in compliance with, the Phase II SO(2) and NO(x) limits of the Amendments, which became effective January 1, 2000. Generation and the other Keystone co-owners are purchasing SO(2) emission allowances to comply with the Phase II limits.

         Generation has completed implementation of measures, including the installation of NO(x) emissions controls and the imposition of certain operational constraints, to comply with the Reasonably Available Control Technology limitations of the Amendments. Generation expects that the cost of compliance with anticipated air-quality regulations may be substantial due to further limitations on permitted NO(x) emissions.

         The EPA has issued two regulations to limit nitrogen oxide (NO(x)) emissions from power plants in the eastern United States to address the "ozone transport" issue. The first regulation was issued on September 24, 1998. The original NO(x) regulation covered power plants in the 22 eastern states and had an effective date of May 1, 2003. As a result of litigation at the D.C. Circuit Court of Appeals, the original NO(x) regulation was revised to cover 19 eastern states (rather than the original 22) and the effective date was delayed by approximately one year to May 31, 2004. In most other respects, the original NO(x) regulation was substantively upheld by the Court. Both Pennsylvania and Illinois power plants are covered by the original NO(x) regulation. The second EPA regulation, referred to as the "Section 126 Petition Regulation," was issued on May 25, 1999. This regulation was issued by the EPA in response to downwind state (Connecticut, Maine, Massachusetts, New Hampshire, New York, Pennsylvania,

Rhode Island, Vermont) complaints under Section 126 of the Clean Air Act that upwind state NO(x) emissions were negatively impacting downwind states' ability to attain the Federal ozone standard. The Section 126 Petition Regulation requires substantively the same NO(x) reduction requirement for the power generation sector as the original NO(x) regulation. However, the Section 126 Petition Regulation covers a more limited number of states (Delaware, Indiana, Kentucky, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Virginia and West Virginia). It does not cover power plants in Illinois. The compliance date of the Section 126 Petition Regulation is May 1, 2003, one year earlier than states covered only under the original NO(x) regulation. The
Section 126 Petition Regulation is currently being litigated in the D.C. Circuit Court of Appeals with a decision expected in spring 2001. On September 23, 2000, Pennsylvania issued final state NO(x) reduction regulations for power plants that satisfy both the original NO(x) regulation and the Section 126 Petition Regulation. The Pennsylvania regulation is effective May 1, 2003. Exelon is currently evaluating options to comply with the new Pennsylvania regulations. These regulations could restrict the operation of the Generation's fossil-fired units, require the purchase of NO(x) emission allowances from others, or require the installation of additional control equipment.

         Many other provisions of the Amendments affect activities of Exelon's business, primarily Generation. The Amendments establish stringent control measures for geographical regions which have been determined by the EPA to not meet National Ambient Air Quality Standards; establish limits on the purchase and operation of motor vehicles and require increased use of alternative fuels; establish stringent controls on emissions of toxic air pollutants and provide for possible future designation of some utility emissions as toxic; establish new permit and monitoring requirements for sources of air emissions; and provide for significantly increased enforcement power, and civil and criminal penalties.


         Costs

         At December 31, 2000, Exelon accrued $172 million for various investigation and remediation costs that can be reasonably estimated, including approximately $140 million for investigation and remediation of former MGP sites as described above. Exelon cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at sites presently identified or additional sites which may be identified by Exelon, environmental agencies or others or whether all such costs will be recoverable through rates or from third parties.

         Exelon's budget for capital requirements for 2001 for compliance with environmental requirements total approximately $8 million. In addition, Exelon may be required to make significant additional expenditures not presently determinable.

Related Entities

         PECO Energy Transition Trust (PETT), a Delaware business trust wholly owned by PECO, was formed on June 23, 1998 pursuant to a trust agreement between PECO, as grantor, First Union Trust Company, National Association, as issuer trustee, and two beneficiary trustees appointed by PECO. PETT was created for the sole purpose of issuing transition bonds to securitize a portion of PECO's authorized stranded cost recovery. On March 25, 1999, PETT issued $4 billion of its Series 1999-A

Transition Bonds. On May 2, 2000, PETT issued $1 billion of its Series 2000-A Transition Bonds and on March 1, 2001, PETT issued $805 million of its Series 2001-A Transition Bonds to refinance a portion of the Series 1999-A Transition Bonds. The Transition Bonds are solely obligations of PETT secured by intangible transition property, representing the right to collect transition charges sufficient to pay the principal and interest on the Transition Bonds, sold by PECO to PETT.

         PECO Energy Capital Corp., a wholly owned subsidiary of PECO, is the sole general partner of PECO Energy Capital, L.P., a Delaware limited partnership (Partnership). The Partnership was created solely for the purpose of issuing preferred securities, representing limited partnership interests and lending the proceeds thereof to PECO and entering into similar financing arrangements. The loans to PECO are evidenced by PECO's subordinated debentures (Subordinated Debentures), which are the only assets of the Partnership. The only revenues of the Partnership are interest on the Subordinated Debentures. All of the operating expenses of the Partnership are paid by PECO Energy Capital Corp. As of December 31, 2000, the Partnership held $128.1 million aggregate principal amount of the Subordinated Debentures.

         PECO Energy Capital Trust II (Trust II) was created in June 1997 as a Delaware business trust solely for the purpose of issuing trust receipts (Trust II Receipts) each representing an 8.00% Cumulative Monthly Income Preferred Security, Series C (Series C Preferred Securities) of the Partnership. The Partnership is the sponsor of Trust II. As of December 31, 2000, Trust II had outstanding 2,000,000 Trust II Receipts. At December 31, 2000, the assets of Trust II consisted solely of 2,000,000 Series C Preferred Securities with an aggregate stated liquidation preference of $50 million. Distributions were made on the Trust II Receipts during 2000 in the aggregate amount of $4 million. Expenses of Trust II for 2000 were approximately $50,000, all of which were paid by PECO Energy Capital Corp. The Trust II Receipts are issued in book-entry only form.

         PECO Energy Capital Trust III (Trust III) was created in April 1998 as a Delaware business trust solely for the purpose of issuing trust receipts (Trust III Receipts) each representing an 7.38% Cumulative Preferred Security, Series D (Series D Preferred Securities) of the Partnership. The Partnership is the sponsor of Trust III. As of December 31, 2000, Trust III had outstanding 78,105 Trust III Receipts. At December 31, 2000, the assets of Trust III consisted solely of 78,105 Series D Preferred Securities with an aggregate stated liquidation preference of $78.1 million. Distributions were made on Trust III Receipts during 2000 in the aggregate amount of $5.8 million. Expenses of Trust III for 2000 were approximately $50,000, all of which were paid by PECO Energy Capital Corp. The Trust III Receipts are issued in book-entry only form.

         ComEd Financing I, a Delaware business trust, was formed by ComEd on July 21, 1995. ComEd Financing I was created solely for the purpose of issuing $200 million of trust preferred securities. The trust preferred securities were issued on September 26, 1995, carry an annual distribution rate of 8.48% and are mandatorily redeemable on September 30, 2035. The sole assets of ComEd Financing I are $206.2 million principal amount of 8.48% subordinated deferrable interest notes due September 30, 2035, issued by ComEd.

         Similarly, ComEd Financing II, a Delaware business trust, was formed by ComEd on November 20, 1996. ComEd Financing II was created solely for the purpose of issuing $150 million of trust capital securities. The trust capital securities were issued on January 24, 1997, carry an annual distribution rate of 8.50% and are mandatorily redeemable on Janaury 15, 2027. The sole assets of ComEd Financing II are $154.6 million principal amount of 8.50% subordinated deferrable interest debentures due January 15, 2027, issued by ComEd.

         ComEd Transitional Funding Trust (ComEd Funding Trust), a Delaware business trust, was formed on October 28, 1998, pursuant to a trust agreement among First Union Trust Company, National Association, as Delaware trustee, and two individual trustees appointed by ComEd. ComEd Funding Trust was created for the sole purpose of issuing transitional funding notes to securitize intangible transition property granted to ComEd Funding LLC, a ComEd affiliate, by an ICC order issued July 21, 1998. On December 16, 1998, ComEd Funding Trust issued $3.4 billion of transitional funding notes, the proceeds of which were used to purchase the intangible transition property held by ComEd Funding LLC. ComEd Funding LLC transferred the proceeds to ComEd where they were used, among other things, to repurchase outstanding debt and equity securities of ComEd. The transitional funding notes are solely obligations of ComEd Funding Trust and are secured by the intangible transition property, which represents the right to receive instrument funding charges collected from ComEd's customers. The instrument funding charges represent a nonbypassable, usage-based, per kilowatt-hour charge on designated consumers of electricity.


Executive Officers of the Registrants at December 31, 2000

Exelon
                                    Age at
Name                             Dec. 31, 2000                 Position
----                             -------------                 --------
McNeill, Jr., Corbin A................61        Co-Chief Executive Officer and Chairman
Rowe, John W..........................55        Co-Chief Executive Officer and President
Egan, Michael J.......................47        Executive Vice President
Kingsley Jr., Oliver D................58        Executive Vice President
Strobel, Pamela B.....................48        Executive Vice President
Gillis, Ruth Ann M....................46        Senior Vice President and Chief Financial Officer
McLean, Ian P.........................51        Senior Vice President
Mehrberg, Randall E...................45        Senior Vice President and General Counsel
Moler, Elizabeth A....................51        Senior Vice President, Government Affairs-Federal
Padron, Honorio J.....................48        Senior Vice President
Snodgrass, S. Gary....................49        Senior Vice President and Chief Human Resources Officer
Gibson, Jean..........................44        Vice President and Corporate Controller

ComEd
                                    Age at
Name                             Dec. 31, 2000                 Position
----                             -------------                 --------
McNeill, Jr., Corbin A................61        Co-Chief Executive Officer, ComEd
Rowe, John W. ........................55        President, Co-Chief Executive Officer and Chairman, ComEd
Egan, Michael J.......................47        Executive Vice President, Exelon
Kingsley Jr., Oliver D. ..............58        Executive Vice President, Nuclear and Chief Nuclear Officer, ComEd
Strobel, Pamela B. ...................48        Executive Vice President, Energy Delivery, Exelon and Vice Chairman, ComEd
Clark, Frank M. ......................55        Senior Vice President, Distribution Customer and Marketing Services and External
                                                     Affairs, ComEd
Gillis, Ruth Ann M....................46        Senior Vice President, Finance and Chief Financial Officer, Exelon
Helwig, David R.......................50        Senior Vice President, Operations, ComEd
McLean, Ian P.........................51        Senior Vice President, Power Team, ComEd
Mehrberg, Randall E...................45        Senior Vice President and General Counsel, Exelon
Moler, Elizabeth A....................51        Senior Vice President, Government Affairs-Federal, Exelon
Padron, Honorio J.....................48        Senior Vice President, Business Services, ComEd
Snodgrass, S. Gary....................49        Senior Vice President, Human Resources, ComEd
Gibson, Jean..........................44        Vice President and Controller, Exelon





PECO
                                    Age at
Name                             Dec. 31, 2000                 Position
----                             -------------                 --------
McNeill, Jr., Corbin A. ..............61        President, Co-Chief Executive Officer and Chairman, PECO
Rowe, John W..........................55        Co-Chief Executive Officer, PECO
Egan, Michael J.......................47        Executive Vice President, Enterprises, PECO
Kingsley Jr., Oliver D. ..............58        Executive Vice President, Nuclear and Chief Nuclear Officer, PECO
Strobel, Pamela B.                    48        Executive Vice President, Energy Delivery, Exelon and Vice
                                                     Chairman, PECO
Gillis, Ruth Ann M....................46        Senior Vice President, Finance and Chief Financial Officer, Exelon
Lawrence, Kenneth G...................53        Senior Vice President, Distribution, PECO
McLean, Ian P.........................51        Senior Vice President, Power Team, PECO
Mehrberg, Randall E...................45        Senior Vice President and General Counsel, Exelon
Moler, Elizabeth A....................51        Senior Vice President, Government Affairs-Federal, Exelon
Padron, Honorio J.....................48        Senior Vice President, Business Services, PECO
Snodgrass, S. Gary....................49        Senior Vice President, Human Resources, PECO
Gibson, Jean..........................44        Vice President and Controller, Exelon

         Each of the above executive officers was elected to such office effective October 20, 2000, the closing date of the merger, except for Randall
E. Mehrberg, who was elected effective December 1, 2000.

         Each of the above executive officers holds such office at the discretion of the respective companys' board of directors until his or her replacement or earlier resignation, retirement or death.

         Prior to his election to his current position, Mr. McNeill was Chairman of the Board, President and Chief Executive Officer of PECO Energy Company; President and Chief Executive Officer of PECO Energy Company; and President and Chief Operating Officer and Executive Vice President - Nuclear of PECO Energy Company.

         Prior to his election to his current position, Mr. Rowe was Chairman, President and Chief Executive Officer of ComEd and Unicom Corporation; and President and Chief Executive Officer of New England Electric System.

         Prior to his election to his current position, Mr. Egan was Senior Vice President, Finance and Chief Financial Officer of PECO Energy Company; Senior Vice President and Chief Financial Officer of Aristech Chemical Company; and Vice President of Planning and Control of ARCO Chemical Company, Americas.

         Prior to his election to his current position, Mr. Kingsley was Executive Vice President of ComEd and Unicom, President and Chief Nuclear Officer - Nuclear Generation Group of ComEd; and Chief Nuclear Officer at the Tennessee Valley Authority.

         Prior to her election to her current position, Ms. Strobel was Executive Vice President and General Counsel of ComEd and Unicom; Senior Vice President and General Counsel of ComEd and Unicom; and Vice President and General Counsel of ComEd.

         Prior to her election to her current position, Ms. Gillis was Senior Vice President and Chief Financial Officer of ComEd and Unicom; Vice President and Treasurer of ComEd and Unicom; Vice President, Chief Financial Officer and Treasurer of the University of Chicago Hospitals and Health System; and Senior Vice President and Chief Financial Officer of American National Bank and Trust Company.

         Prior to his election to his current position, Mr. McLean was President of the Power Team division of PECO Energy Company; and Group Vice President of Engelhard Corporation.

         Prior to his election to his current position, Mr. Mehrberg was an equity partner with the law firm of Jenner & Block; and General Counsel and Lakefront Director of the Chicago Park District.

         Prior to her election to her current position, Ms. Moler was Senior Vice President of ComEd and Unicom; Director of Unicom and ComEd; Partner at the law firm of Vinson & Elkins, LLP; Deputy Secretary of the U.S. Department of Energy; and Chair of the Federal Energy Regulatory Commission.

         Prior to his election to his current position, Mr. Padron Executive was Vice President, Process Engineering and Chief Information Officer of CompUSA, Inc.; Senior Vice President and Chief Information Officer of Pepsico Restaurant Service Group; and Senior Vice President, Business Engineering and Technology and Chief Information Officer of Flagstar Corporation.

         Prior to his election to his current position, Mr. Snodgrass was Senior Vice President of ComEd and Unicom; Vice President of ComEd and Unicom; and Vice President of USG Corporation.

         Prior to her election to her current position, Ms. Gibson was Vice President and Controller of PECO Energy Company; and Director of Audit Services and Director of the Tax Division of PECO Energy Company.

         Prior to his election to his current position, Mr. Clark was Senior Vice President of ComEd and Unicom; Vice President of ComEd; Governmental Affairs Vice President; and Governmental Affairs Manager.

         Prior to his election to his current position, Mr. Helwig was Senior Vice President of ComEd; Vice President of ComEd; General Manager of General Electric Company's Nuclear Services Company; and Vice President at PECO Energy Company.

         Prior to his election to his current position, Mr. Lawrence was Senior Vice President, Corporate and President, Distribution, of PECO Energy Company; Senior Vice President - Local Distribution of PECO Energy Company; Senior Vice President - Finance and Chief Financial Officer of PECO Energy Company; and Vice President - Gas Operations of PECO Energy Company.

ITEM 2.  PROPERTIES.

Energy Delivery

         The electric substations and a portion of the transmission rights of way of ComEd and PECO are owned in fee. A significant portion of the electric transmission and distribution facilities is located over or under highways, streets, other public places or property owned by others, for which permits, grants, easements or licenses, deemed satisfactory by ComEd and PECO, respectively, but without examination of underlying land titles, have been obtained.

         Transmission and Distribution

         Exelon's higher voltage electric transmission and distribution lines owned and in service are as follows:

        Voltage (Volts)                    Circuit Miles
--------------------------------       ----------------------
            ComEd:
            765,000                               90
            345,000                            2,589
            138,000                            2,097

             PECO:
            500,000                              891
            220,000                            1,634
            132,000                               15

         ComEd's electric distribution system includes 40,605 pole-line miles of overhead lines and 38,517 cable miles of underground lines. PECO's electric distribution system includes 48,222 circuit miles, 21,009 pole-line miles of overhead lines and 21,002 cable miles of underground lines.

         Gas

         The following table sets forth PECO's gas pipeline miles at December 31, 2000:

                                                  Pipeline Miles
                     Transmission                         28
                     Distribution                      6,099
                     Service piping                    5,030
                                                     -------
                         Total                        11,157
                                                     =======


         PECO has a liquefied natural gas facility located in West Conshohocken, Pennsylvania which has a storage capacity of 1,200,000 million cubic feet (mcf) and a sendout capacity of 157,000 mcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 28,800 mcf/day. In addition, PECO owns 27 natural gas city gate stations at various locations throughout its gas service territory.

         Mortgages

         The principal plants and properties of ComEd are subject to the lien of ComEd's Mortgage dated July 1, 1923, as amended and supplemented, under which ComEd's first mortgage bonds are issued.

         The principal plants and properties of PECO are subject to the lien of PECO's Mortgage dated May 1, 1923, as amended and supplemented, under which PECO's first mortgage bonds are issued.

Generation

         The  following  table  sets  forth   Generation's  owned  net  electric
generating capacity by station at January 1, 2001:

                                                              Net Generating Capacity
                                                                  (1) (Kilowatts)             Estimated
Station                     Location                                                       Retirement Year
--------------------------- -------------------------------- --------------------------- --------------------
Nuclear(2)
Braidwood                   Braidwood, IL                              2,308,000             2026, 2027
Byron                       Byron, IL                                  2,304,000             2024, 2026
Dresden                     Morris, IL                                 1,592,000             2009, 2011
LaSalle County              Seneca, IL                                 2,291,000             2022, 2023
Limerick                    Limerick Twp., PA                          2,312,000             2024, 2029
Peach Bottom                Peach Bottom Twp., PA                      1,028,000(3)          2013, 2014
Quad Cities                 Cordova, IL                                1,172,000(3)          2011, 2012
Salem                       Hancock's Bridge, NJ                         942,000(3)          2016, 2020
                                                                    ------------
                            Total Nuclear                            13,949,000

Hydro
Conowingo                   Harford Co., MD                              512,000                2014

Pumped Storage
Muddy Run                   Lancaster Co., PA                            977,000                2014

Fossil (Steam Turbines)
Cromby                      Phoenixville, PA                             345,000                 (4)
Delaware                    Philadelphia, PA                             250,000                 (4)
Eddystone                   Eddystone, PA                              1,341,000           2009, 2010, 2011
Schuylkill                  Philadelphia, PA                             166,000                 (4)
Conemaugh                   New Florence, PA                             352,000(3)          2005, 2006
Keystone                    Shelocta, PA                                 357,000(3)          2002, 2003
                                                                    ------------
Total Fossil (Steam Turbine)                                          2,811,000

Fossil (Gas Turbines)
Chester                     Chester, PA                                   39,000                 (4)
Croydon                     Bristol Twp., PA                             380,000                 (4)
Delaware                    Philadelphia, PA                              56,000                 (4)
Eddystone                   Eddystone, PA                                 60,000                 (4)
Fairless Hills              Falls Twp., PA                                60,000                 (4)
Falls                       Falls Twp., PA                                51,000                 (4)
Moser                       Lower Pottsgrove Twp., PA                     51,000                 (4)
Pennsbury                   Falls Twp., PA                                 6,000                 (4)
Richmond                    Philadelphia, PA                              96,000                 (4)
Schuylkill                  Philadelphia, PA                              30,000                 (4)
Southwark                   Philadelphia, PA                              52,000                 (4)
Salem                       Hancock's Bridge, NJ                          16,000(3)              (4)
                                                                    ------------
Total Fossil (Gas Turbines)                                              897,000

Fossil (Internal Combustion)
Cromby                      Phoenixville, PA                               2,700                 (4)
Delaware                    Philadelphia, PA                               2,700                 (4)
Schuylkill                  Philadelphia, PA                               2,800                 (4)
Conemaugh                   New Florence, PA                               2,300(3)             2006
Keystone                    Shelocta, PA                                   2,300(3)             2003
                                                                    ------------
Total Fossil (Internal Combustion)                                        12,800
                                                                    ------------
Total                                                                 19,158,800
                                                                    ============

(1) Nuclear stations reflect the annual mean rating. All other stations reflect a summer rating.
(2) All nuclear stations are boiling water reactors except Braidwood, Byron and Salem which are pressurized water reactors.
(3)  Generation's portion.
(4) Retirement dates are under on-going review. Current plans call for the continued operation of these units beyond 2001.

         The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities.

         Exelon and its subsidiaries maintain property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. For information regarding nuclear insurance, see ITEM 1. Business - Generation. Exelon and its subsidiaries are self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on Exelon's consolidated financial condition and results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

Exelon

         None.

PECO

         On May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service (RUS) and the Chapter 11 Trustee for the Cajun Electric Power Cooperative Inc. filed an action claiming breach of contract against PECO in the United States District Court for the Middle District of Louisiana arising out of PECO's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant. In the complaint, RUS seeks the full purchase price of the 30% interest in the River Bend nuclear power plant, that is, $50 million, plus interest and the Trustee seeks alleged consequential damages to Cajun's Chapter 11 estate as a result of the termination. On February 24, 2000, PECO and the plaintiffs filed cross-motions for summary judgment regarding the issue of liability. In addition, the court ordered counsel for PECO to file a supplemental motion for summary judgment on the issue of damages. On March 21, 2001, all of the pending motions and cross-motions for summary judgment were denied. While PECO cannot predict the outcome of this matter, PECO believes that it validly exercised its right of termination and did not breach the agreement.

Generation

         Generation is involved in tax appeals regarding two of its nuclear facilities, Limerick Generating Station (Montgomery County, PA) and Peach Bottom (York County, PA). The Board of Assessment Appeals of Montgomery County has reduced the assessment of Limerick from $939 million to $912 million. Assessors in York County have valued Peach Bottom at $303 million. Primarily because of decommissioning costs inherent in the property and supported by comparable sales, Generation believes that the values for real property taxes for Limerick and Peach Bottom for 1998, 1999 and 2000 are negative. Generation is appealing the assessments in both counties. As of January 11, 2001, Generation and the Montgomery County taxing authorities entered into a stipulation and interim settlement agreement providing for partial payment of taxes pending the determination of the appeal. Generation and the York County taxing authorities are negotiating a stipulation and interim settlement agreement. Generation does not believe the outcome of these matters will have a material adverse effect on Generation's results of operations or financial condition.

ComEd

          Three of ComEd's wholesale municipal customers filed a complaint and request for refund with FERC alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, the FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On January 11, 2001, FERC issued its Order on Rehearing Requesting Submission of Additional Information. Responsive pleadings have been filed by all parties and final FERC action is still pending. ComEd's management believes an adequate reserve has been established in connection with the case.


         In August 1999, three class action lawsuits were filed, and subsequently consolidated, in the Circuit Court of Cook County, Illinois seeking damages for personal injuries, property damage and economic losses from ComEd related to a series of service interruptions that occurred in the summer of
1999. The combined effect of these interruptions resulted in over 168,000 customers losing service for more than four hours. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. A hearing on a motion filed by ComEd to dismiss the complaints is scheduled for April 2001. A portion of any settlement or verdict may be covered by insurance and discussions with the carrier are ongoing. ComEd's management believes adequate reserves have been established in connection with these cases.

         In 1999, the ICC opened an investigation regarding the design and reliability of ComEd's transmission and distribution system, which investigation was expanded during 2000 to include a circuit breaker fire that occurred in October 2000 at a ComEd substation. The ICC has issued several reports in that investigation covering the summer 1999 outages as well as the transmission and distribution system. These reports include recommendations and an implementation timetable. The recommendations are not legally binding on ComEd; however, the ICC may enforce them through litigation. Two more reports are anticipated in early 2001, and the investigation is expected to conclude by mid-2001. Since summer 1999, ComEd has devoted significant resources to improving the reliability of its transmission and distribution system. ComEd's management believes that the likelihood of a successful material claim resulting from the investigation is remote.

         The Illinois Department of Revenue (Department) has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax for the years 1988 through 1997. The alleged deficiencies including interest and penalties totaled approximately $54 million as of December 31, 2000. The issue presented for each of the years in question is whether, for Illinois invested capital tax purposes, ComEd's liability under capital leases is to be included in long-term debt and thus form a part of ComEd's invested capital subject to the tax. ComEd's position is that the definition of invested capital for purposes of the tax is to be determined on the basis of ComEd's annual reports to the ICC, which, in accordance with ICC instructions, do not include capital leases in long-term debt. After December 31, 1997, the invested capital tax no longer applies as the result of legislation enacted in Illinois. ComEd has protested the notices, and the matter is currently pending before the Department's Office of Administrative Hearings. Interest will continue to accrue on the alleged tax deficiencies.

         In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement of an amendment to Illinois law removing the facilities' entitlement to state subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under Federal and state constitutions, and against ComEd for a declaratory order that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the State were premature, and the Illinois Supreme Court denied leave to appeal that ruling. Developers of both facilities have since filed amended complaints repeating their allegations that ComEd breached the contracts in question, and requesting damages for such breach, in the amount of the difference between the state-subsidized rate and the amount (such amount being referred to as the avoided cost) ComEd was willing to pay for the electricity. ComEd has contested the assertions by the developers that they are entitled to any payment in excess of avoided cost.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Exelon

         The information required by this Item with respect to market information relating to Exelon's common stock is incorporated herein by reference to "Market for Registrant's Common Equity and Related Stockholder Matters" in Exhibit 99-1 to Exelon's Current Report on Form 8-K dated March 16, 2001.

PECO

         As of March 1, 2001, there were outstanding 170,478,507 shares of common stock, without par value, of PECO, all of which were held by Exelon.

         PECO's Articles of Incorporation prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of PECO represented by its common stock together with its Other Paid-in Capital and Retained Earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 2000, such capital ($1.6 billion) amounted to about 9 times the liquidating value of the outstanding preferred stock ($174 million).

         PECO may not declare dividends on any shares of its capital stock in the event that: (1) PECO exercises its right to extend the interest payment periods on the Subordinated Debentures which were issued to the Partnership; (2) PECO defaults on its guarantee of the payment of distributions on the Series C or Series D Preferred Securities of the Partnership; or (3) an event of default occurs under the Indenture under which the Subordinated Debentures are issued. See Item 1. Business-Related Entities.

ComEd

         As of December 31, 2000, there were outstanding 163,805,020 shares of common stock, $12.50 par value, of ComEd, of which 163,796,961 shares were held by Exelon. In addition to Exelon, there were at December 31, 2000 approximately 268 additional holders of ComEd common stock. There is no established market for shares of the common stock of ComEd.

Dividends

         Under PUHCA and the Federal Power Act, Exelon, PECO, ComEd and Generation can only pay dividends from retained or current earnings. Similar restrictions also apply to ComEd under the Illinois Public Utilities Act. An SEC order issued under PUHCA granted permission to Exelon and ComEd to pay up to $500 million in dividends out of additional paid-in capital, provided that Exelon agreed not to pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization. At December 31, 2000, Exelon had retained earnings of $332 million, PECO had retained earnings of $197 million, ComEd had retained earnings of $133 million and Generation had no retained earnings.

         The following table sets forth the quarterly cash dividends paid by PECO and ComEd during 2000 and 1999:

---------------------------------------------------------- ---------------------------------------------
                                2000                                           1999
---------------------------------------------------------- ---------------------------------------------
               1st         2nd         3rd        4th         1st        2nd         3rd        4th
             Quarter     Quarter     Quarter    Quarter     Quarter    Quarter     Quarter    Quarter
----------------------- ----------- ---------- ----------- ---------- ----------- ---------- -----------
PECO          $0.25       $0.25       $0.25      $0.16       $0.25      $0.25       $0.25      $0.25
----------------------- ----------- ---------- ----------- ---------- ----------- ---------- -----------
ComEd         $0.40       $0.40       $0.40      $0.09       $0.40      $0.40       $0.40      $0.40
----------------------- ----------- ---------- ----------- ---------- ----------- ---------- -----------

         Exelon did not pay any cash dividends. The Board of Directors of Exelon has announced its intention, subject to approval and declaration by the Board of Directors each quarter, to declare annual dividends on its common stock of $1.69 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

Exelon

         The information required by this Item is incorporated herein by reference to "Selected Financial Data" in Exhibit 99-1 to Exelon's Current Report on Form 8-K dated March 16, 2001.

PECO

         The selected consolidated financial data presented below has been derived from the audited financial statements of PECO. This data is qualified in its entirety by reference to, and should be read in conjunction with PECO's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.


                                                                      For the Years Ended December 31,
                                                 -------------------------------------------------------------------------
                                                    2000           1999            1998            1997             1996
                                                 -------------------------------------------------------------------------
                                                                                (in millions)
Statement of Income Data:
Operating Revenues                               $  5,950        $  5,478        $  5,325        $  4,601        $  4,284
Operating Income                                    1,222           1,373           1,268           1,006           1,249
Income before Extraordinary Items
  and Cumulative Effect of a Change in
  Accounting Principle                                487             619             533             337             517
Extraordinary Items (net of income taxes)              (4)            (37)            (20)         (1,834)             --
Cumulative Effect of a Change in
  Accounting Principle                                 24              --              --              --              --
Net Income (Loss) on Common Stock                     497             570             500          (1,514)            499



                                                                                At December 31,
                                                 -------------------------------------------------------------------------
                                                    2000           1999            1998            1997             1996
                                                 -------------------------------------------------------------------------
                                                                                (in millions)

Balance Sheet Data:
Current Assets                                   $  1,779        $  1,221        $    582        $  1,003        $    420
Property, Plant and Equipment, net                  5,158           5,004           4,804           4,671          10,942
Deferred Debits and Other Assets                    7,839           6,862           6,662           6,683           3,899
                                                 --------        --------        --------        --------        --------
Total Assets                                     $ 14,776        $ 13,087        $ 12,048        $ 12,357        $ 15,261
                                                 ========        ========        ========        ========        ========

Current Liabilities                              $  2,818        $  1,286        $  1,735        $  1,619        $  1,103
Long-Term Debt                                      6,002           5,969           2,920           3,853           3,936
Deferred Credits and Other Liabilities              4,016           3,738           3,756           3,576           4,982
Company-Obligated Mandatorily Redeemable
  Preferred Securities                                128             128             349             352             302
Mandatorily Redeemable Preferred Stock                 37              56              93              93              93
Shareholders' Equity                                1,775           1,910           3,195           2,864           4,845
                                                 --------        --------        --------        --------        --------
Total Liabilities and Shareholders' Equity       $ 14,776        $ 13,087        $ 12,048        $ 12,357        $ 15,261
                                                 ========        ========        ========        ========        ========

ComEd


         The selected consolidated financial data presented below has been derived from the audited financial statements of ComEd. This data is qualified in its entirety by reference to, and should be read in conjunction with ComEd's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

         The information for the year ended 2000 is presented for the periods before and after the merger. For additional information, see ITEM 8. - Financial Statements and Supplementary Data - ComEd, Notes 1 and 2 of the Notes to Consolidated Financial Statements.


                                   Oct. 20 -   Jan. 1 -              For the Years Ended December 31,
                                   Dec. 31     Oct. 19         ------------------------------------------------
                                   2000         2000           1999           1998          1997           1996
                                   ----         ----           ----           ----          ----           ----
                                                                   (in millions)
Statement of Income Data:
Operating Revenues              $ 1,310       $ 5,702        $ 6,793        $ 7,150       $ 7,076        $ 6,935
Operating Income                    338         1,048          1,549          1,387         1,214          1,724
Income (Loss) before
  Extraordinary Items
  And Cumulative Effect
  of a Change in
  Accounting Principle              133           603            651            594          (160)           743
Extraordinary Item
  (net of income taxes)              --            (4)           (28)            --          (810)            --
Cumulative Effect of
  a Change in
  Accounting Principle               --            --             --             --           196             --
Net Income (Loss)
  on Common Stock               $   133       $   599        $   623        $   594       $  (774)       $   743

                                                                           At December 31,
                                                  ---------------------------------------------------------------
                                                    2000          1999          1998         1997           1996
                                                  ---------------------------------------------------------------
                                                                           (in millions)
Balance Sheet Data:
Current Assets                                    $ 2,410       $ 4,045       $ 4,974       $ 1,745       $ 1,398
Property, Plant and Equipment, net                  7,657        11,993        13,300        16,622        17,395
Deferred Debits and Other Assets                   10,214         6,538         6,583         3,397         3,756
                                                  -------       -------       -------       -------       -------
Total Assets                                      $20,281       $22,576       $24,857       $21,764       $22,549
                                                  =======       =======       =======       =======       =======

Current Liabilities                               $ 1,806       $ 3,427       $ 3,309       $ 2,223       $ 1,921
Long-Term Debt                                      6,882         6,962         7,677         5,563         5,958
Deferred Credits and Other Liabilities              5,082         6,456         7,770         8,050         7,671
Mandatorily Redeemable Preference Stock                --            69           171           205           249
Company Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trusts
  Holding the Company's Subordinated Debt
  Securities                                          328           350           350           350           200
Shareholders' Equity                                6,183         5,312         5,580         5,373         6,550
                                                  -------       -------       -------       -------       -------
Total Liabilities and Shareholders' Equity        $20,281       $22,576       $24,857       $21,764       $22,549
                                                  =======       =======       =======       =======       =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exelon

         The information required by this Item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 99-2 to Exelon's Current Report on Form 8-K dated March 16, 2001.

PECO

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


General

         On October 20, 2000, PECO became a wholly owned subsidiary of Exelon as a result of the transactions relating to the merger of PECO and Unicom.

         During January 2001, Exelon undertook a restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. As part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing the Generation and Enterprises business segments were transferred to separate subsidiaries of Exelon. As a result, beginning January 2001, the operations of PECO consist of its retail electricity distribution and transmission business in southeastern Pennsylvania and itsnatural gas distribution business located in the Pennsylvania counties surrounding the City of Philadelphia.

         As a result of retail competition in Pennsylvania, all of PECO's retail electric customers have the right to choose their generation suppliers. In addition to retail competition for generation services, PECO's 1998 settlement of its restructuring case mandated by the Competition Act requires PECO to provide generation services to customers who do not or cannot choose an alternate generation supplier through December 31, 2010 and established caps on generation and distribution rates. The settlement also authorized PECO to recover $5.3 billion of stranded costs and to securitize up a portion of its stranded cost recovery. For additional information, see Item 1. Business and
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Exelon.


Significant Operating Trends

Percentage of Total Operating Revenues                                          Percentage Dollar Changes
--------------------------------------                                         ---------------------------
     2000      1999     1998                                                   2000 vs.1999   1999 vs.1998
     ----      ----     ----                                                   ------------   ------------
     100%      100%     100%        Operating Revenues                              9%             3%
     ----      ----     ----

      36%       39%      34%        Fuel and Purchased Power                       (1)%           19%
      30%       27%      23%        Operating and Maintenance                      23%            21%
       4%       --       --         Merger-Related Costs                          N.M.           N.M.
      --        --        2%        Early Retirement and Separation Program       N.M.           N.M.
       5%        4%      12%        Depreciation and Amortization                  37%           (63)%
       4%        5%       5%        Taxes Other Than Income                       (10)%           (6)%
    -----     -----    -----
      79%       75%      76%        Total Operating Expenses                       15%             1%
     ----      ----     ----

      21%       25%      24%        Operating Income                              (11)%            8%
     ----      ----     ----

N.M. - not meaningful

Results of Operations

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

Net Income

         Net income increased $48 million, or 8% in 2000, before giving effect to extraordinary items, the cumulative effect of a change in accounting principle and non-recurring items. Net income, inclusive of a $4 million extraordinary charge, a $24 million benefit for the cumulative effect of a change in accounting principle and non-recurring items relating to merger-related costs of $159 million and a writedown of a communications investment of $21 million, decreased $75 million, or 13% in 2000.

         Energy Delivery's results improved because of favorable rate adjustments partially offset by lower margins due to the unplanned return of certain commercial and industrial customers, milder weather, increased depreciation and amortization expense and higher interest expense. Generation's results improved as a result of higher margins on wholesale and unregulated retail energy sales. Enterprises' results were adversely impacted by lower margins on its infrastructure services businesses, increased amortization of goodwill and costs to integrate the businesses acquired in 1999 and 2000.


Operating Revenue
                        2000           1999       $ Variance       % Variance
                        ----           ----       ----------       ----------
                              (in millions, except percentage data)
Energy Delivery        $3,373        $3,265        $  108              3.3%
Generation              1,931         2,097          (166)            (7.9)%
Enterprises               646           116           530            456.9%
                       ------        ------        ------

                       $5,950        $5,478        $  472              8.6%
                       ======        ======        ======


Energy Delivery
         The increase in Energy Delivery's operating revenue was attributable to higher electric revenue of $32 million and additional gas revenue of $76 million. The increase in electric revenue reflects $102 million from customers in Pennsylvania selecting PECO as their electric generation supplier and rate adjustments in Pennsylvania, partially offset by a decrease of $69 million as a result of lower summer volume. Regulated gas revenue reflected increases of $44 million related to higher prices, $29 million attributable to increased volume from new and existing customers and $24 million from increased winter volume. These increases were partially offset by $21 million of lower gross receipts tax collections as a result of the repeal of the gross receipts tax on gas sales in connection with gas restructuring in Pennsylvania.

Generation
         The decrease in Generation's operating revenue was a result of lower electric revenue of $180 million partially offset by higher gas revenue of $14 million. The decrease in electric revenue was principally attributable to lower sales of competitive retail electric generation services of $132 million, of which $196 million represented decreased volume that was partially offset by $64 million from higher prices. In addition, the termination of the management agreement for Clinton resulted in lower revenues of $99 million. As a result of the acquisition by AmerGen of Clinton in December 1999, the management agreement was terminated and, accordingly, the operations have been included in Equity in Earnings (Losses) of Unconsolidated Affiliates on PECO's Consolidated Statements of Income since that date. These decreases were partially offset by an increase of $50 million from higher wholesale revenue attributable to $199 million associated with higher prices partially offset by $149 million related to lower volume. Unregulated gas revenue increased primarily as a result of $11 million from wholesale sales of excess natural gas.

Enterprises
         The increase in Enterprises' operating revenue was attributable to $530 million from the acquisition of thirteen infrastructure services companies during 2000 and 1999.

Fuel and Purchased Power Expense

                         2000           1999         $ Variance      % Variance
                         ----           ----         ----------      ----------
                                 (in millions, except percentage data)
Energy Delivery        $   462        $   370         $    92            24.9%
Generation               1,665          1,782            (117)           (6.6)%
                       -------        -------         -------
                       $ 2,127        $ 2,152         $   (25)           (1.2)%
                       =======        =======         =======


Energy Delivery
         Energy Delivery's increase in fuel and purchased power expense was primarily attributable to $73 million from additional volume and increased prices related to gas, $13 million as a result of favorable weather conditions and $4 million in additional PJM ancillary charges.

Generation
         Generation's decrease in fuel and purchased power expense was primarily attributable to $262 million principally related to reduced sales of competitive retail electric generation services partially offset by an increase of $120 million in the cost to supply Energy Delivery and an increase of $5 million from wholesale operations principally related to $97 million as a result of increased prices partially offset by $92 million as a result of decreased volume.


Operating and Maintenance Expense

                         2000         1999       $ Variance       % Variance
                         ----         ----       ----------       ----------
                              (in millions, except percentage data)
Energy Delivery        $  491        $  434        $   57             13.1%
Generation                616           721          (105)           (14.6)%
Enterprises               650           136           514            377.9%
Corporate                  34           163          (129)           (79.1)%
                       ------        ------        ------
                       $1,791        $1,454        $  337             23.2%
                       ======        ======        ======

Energy Delivery
         Energy Delivery's increase in Operating and Maintenance (O&M) expense was primarily attributable to the direct charging to the business segments of O&M expenses that were previously reported at PECO Corporate.

Generation
         Generation's decrease in O&M expense was primarily attributable to O&M expenses related to the management agreement for Clinton of $70 million in 1999 which has since been terminated, $15 million related to the abandonment of two information systems implementations in 1999, $17 million related to lower administrative and general expenses related to the unregulated retail sales of electricity and $15 million related to lower joint-owner expenses.

Enterprises
         Enterprises' O&M expense increased $505 million from the infrastructure services business as a result of acquisitions.

Corporate
         PECO Corporate's decrease in O&M expense was primarily attributable to expenses of $56 million related to lower Year 2000 remediation expenditures, lower pension and postretirement benefits expense of $31 million and the direct charging to business segments of O&M expenses that were previously recorded at Corporate.

Merger-Related Costs
         Merger-related costs charged to income in 2000 were $248 million consisting of $132 million of direct incremental costs and $116 million for employee costs. Direct incremental costs represent expenses associated with completing the merger, including professional fees, regulatory approval and settlement costs, and settlement of compensation arrangements. Employee costs represent estimated severance payments and pension and postretirement benefits provided under Exelon's Merger Separation Plan (MSP) for 642 eligible PECO employees who are expected to be involuntarily terminated before October 2002 upon completion of integration activities for the merged companies.

Depreciation and Amortization Expense
         Depreciation and amortization expense increased $88 million, or 37%, to $325 million in 2000. The increase was primarily attributable to $57 million of amortization of PECO's CTC which commenced in 2000 and $29 million related to depreciation and amortization expense associated with the infrastructure services business acquisitions.

Taxes Other Than Income
         Taxes other than income decreased $25 million, or 10%, to $237 million in 2000. The decrease was primarily attributable to lower real estate taxes of $18 million relating to a change in tax laws for utility property in
Pennsylvania and $11 million as a result of the elimination of the gross receipts tax on natural gas sales net of an increase in gross receipts tax on electric sales. This decrease was partially offset by a non-recurring $22 million capital stock tax credit related to a 1999 adjustment associated with the impact of PECO's 1997 restructuring charge.

Interest Charges
         Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) . Interest charges increased $48 million, or 12%, to $465 million in 2000. The increase was primarily attributable to interest on the Transition Bonds issued to securitize PECO's stranded cost recovery of $104 million, partially offset by the reduction of PECO's long-term debt with the proceeds from Transition Bonds, which reduced interest charges by $77 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
         Equity in earnings (losses) of unconsolidated affiliates decreased $3 million, or 8%, to losses of $41 million in 2000 as compared to losses of $38 million in 1999. The decrease was primarily attributable to $8 million of additional losses from communications joint ventures, partially offset by $4 million of earnings from AmerGen as a result of the acquisitions of Clinton and TMI in December 1999 and Oyster Creek in September 2000.

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates decreased $18 million, or 31%, to $41 million in 2000 as compared to $59 million in 1999. The decrease in other income and deductions was primarily attributable to the writedown of a communications investment of $33 million, a $10 million gain on the disposal of assets in 1999 and a decrease in interest income of $2 million. These decreases were partially offset by a $15 million write-off in 1999 of the investment in a cogeneration facility in connection with the settlement of litigation and gains on sales of investments of $13 million.

Income Taxes
         The effective tax rate was 35.7% in 2000 as compared to 36.6% in 1999.

Extraordinary Items
         In 2000, PECO incurred extraordinary charges aggregating $6 million ($4 million, net of tax) related to prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt with a portion of the proceeds from the securitization of PECO's stranded cost recovery in May 2000.

         In 1999, PECO incurred extraordinary charges aggregating $62 million ($37 million, net of tax) related to prepayment premiums and the write-off of unamortized debt costs associated with the repayment and refinancing of debt.

Cumulative Effect of a Change in Accounting Principle
         In 2000, PECO recorded a benefit of $40 million ($24 million, net of tax) representing the cumulative effect of a change in accounting method for nuclear outage costs in conjunction with the synchronization of accounting policies in connection with the merger.

Preferred Stock Dividends
         Preferred stock dividends decreased $2 million, or 17%, to $10 million as compared 1999. The decrease was attributable to the redemption of $37 million of Mandatorily Redeemable Preferred Stock in August 1999 with a portion of the proceeds from the issuance of Transition Bonds. In addition, PECO redeemed $19 million of Mandatorily Redeemable Preferred Stock in August 2000.


Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

Net Income

         Net income increased $69 million, or 13%, to $582 million in 1999. The increase in net income was primarily attributable to lower depreciation and amortization expense as a result of the full amortization in 1998 of a regulatory asset and the absence of charges associated with 1998's Early Retirement and Separation Program. These increases were partially offset by lower margins as a result of higher fuel prices, an increase in O&M expense associated with infrastructure service's business acquisitions during 1999 and increased interest expense related to the securitization of PECO's stranded costs.

Operating Revenues
                        1999          1998       $ Variance       % Variance
                        ----          ----       ----------       ----------
                                (in millions, except percentage data)
Energy Delivery        $3,265        $3,799        $ (534)           (14.1)%
Generation              2,097         1,513           584             38.6%
Enterprises               116            13           103            792.3%
                       ------        ------        ------

                       $5,478        $5,325        $  153              2.9%
                       ======        ======        ======

Energy Delivery
         The decrease in Energy Delivery's operating revenues was primarily attributable to lower volume associated with the effects of retail competition of $508 million and $278 million related to the 8% across-the-board rate reduction mandated by the settlement of PECO's restructuring case. These decreases were partially offset by $149 million of PJM network transmission service revenue and $59 million related to higher volume as a result of favorable weather conditions as compared to 1998. PJM network transmission service revenues and charges which commenced April 1, 1998 were recorded in Generation in 1998 but were recognized by Energy Delivery in 1999 as a result of FERC approval of the PJM regional transmission owners' rate case settlements. Stranded cost recovery was included in PECO's retail electric rates beginning January 1, 1999. In addition, gas revenues increased $50 million primarily attributable to increased volume as a result of favorable weather conditions of $27 million and from new and existing customers of $20 million.

Generation
         The increase in Generation's operating revenues was primarily attributable to $473 million from increased volume in Pennsylvania as a result of the sale of competitive retail electric generation services, increased wholesale revenues of $133 million from the marketing of excess generation capacity as a result of retail competition and revenues of $99 million from the sale of generation from Clinton to Illinois Power (IP), partially offset by the inclusion of $116 million of PJM network transmission service revenue in 1998.

         Under the amended management agreement with IP, PECO was responsible for the payment of all direct O&M costs and direct capital costs incurred by IP and allocable to the operation of Clinton. These costs are reflected in O&M expenses. IP was responsible for fuel and indirect costs such as pension benefits, payroll taxes and property taxes. Following the restart of Clinton on June 2, 1999, and through December 15, 1999, PECO sold 80% of the output of Clinton to IP. The remaining output was sold by PECO in the wholesale market. Under a separate agreement with PECO, British Energy agreed to share 50% of the costs and revenues associated with the management agreement. Effective December 15, 1999, AmerGen acquired Clinton. Accordingly, the results of operations of Clinton have been accounted for under the equity method of accounting in PECO's Consolidated Statements of Income since the acquisition date.

Enterprises
         The increase in Enterprises' operating revenue was attributable to the effects of the infrastructure services company acquisitions made in 1999.

Fuel and Purchased Power Expense

                        1999          1998      $ Variance       % Variance
                        ----          ----       ----------       ----------
                                 (in millions, except percentage data)
Energy Delivery        $  370        $  191        $  179           93.7%
Generation              1,782         1,620           162           10.0%
                       ------        ------        ------

                       $2,152        $1,811        $  341           18.8%
                       ======        ======        ======


Energy Delivery
         Energy Delivery's increase in fuel and purchased power expense was attributable to $98 million of PJM network transmission service charges, $51 million of purchases in the spot market and $30 million of additional volume as a result of weather conditions.

Generation
         Generation's increase in fuel and purchased power expense was primarily attributable to $565 million related to increased volume from the sale of competitive electric generation services and a $36 million reserve related to a power supply contract in Massachusetts as a result of higher than anticipated cost of supply in the New England power pool. These increases were partially offset by $277 million of fuel savings from wholesale operations as a result of lower volume and efficient operation of generating assets, the inclusion of PJM network transmission service charges of $116 million in 1998, and the reversal of $27 million in reserves associated with a cogeneration facility in connection with the final settlement of litigation and expected prices of electricity over the remaining life of the power purchase agreements for the facility. In addition, the full return to service of Salem in April 1998 resulted in $19 million of fuel savings associated with a reduction in purchased power costs.

Operating and Maintenance Expense

                         1999         1998       $ Variance       % Variance
                         ----         ----       ----------       ----------
                             (in millions, except percentage data)
Energy Delivery        $  434        $  431        $    3              0.7%
Generation                721           543           178             32.8%
Enterprises               136            38            98            257.9%
Corporate                 163           186           (23)           (12.4)%
                       ------        ------        ------

                       $1,454        $1,198        $  256             21.4%
                       ======        ======        ======

Energy Delivery
         Energy Delivery's O&M expenses included $11 million of additional expenses related to restoration activities as a result of Hurricane Floyd in 1999 which were offset by lower electric transmission and distribution expenses.

Generation
         Generation's increase in O&M expense was primarily a result of $70 million related to Clinton operations in connection with the management agreement, $24 million related to the growth of Exelon Energy, $15 million of charges related to the abandonment of two information systems implementations, $10 million associated with the Salem inventory write-off for excess and obsolete inventory, and $7 million related to the true-up of 1998 reimbursement of joint-owner expenses. These decreases were partially offset by $10 million of lower O&M expenses as a result of the full return to service of Salem in April 1998.

Enterprises
         Enterprises' increase in O&M expense was related to the infrastructure services business acquisitions made in 1999.

Corporate
PECO Corporate costs decreased $17 million primarily as a result of lower pension and postretirement benefits expense attributable to the performance of the investments in PECO's pension plan.

Depreciation and Amortization Expense
         Depreciation and amortization expense decreased $406 million, or 63%, to $237 million in 1999. The decrease in depreciation and amortization expense was associated with the December 1997 restructuring charge through which PECO wrote down a significant portion of its generating plant and regulatory assets. In connection with this restructuring charge, PECO reduced generation-related assets by $8.4 billion, established a regulatory asset, Deferred Generation Costs Recoverable in Current Rates of $424 million, which was fully amortized in 1998, and established an additional regulatory asset, CTC, of $5.3 billion. CTC is being amortized over an eleven-year period ending December 31, 2010.

Taxes Other Than Income
         Taxes other than income decreased $18 million, or 6%, to $262 million in 1999. The decrease in taxes other than income was primarily attributable to a $34 million credit related to an adjustment of PECO's Pennsylvania capital stock tax base as a result of the 1997 restructuring charge, partially offset by an increase of $17 million in real estate taxes as a result of changes in tax laws for utility property in Pennsylvania.

Interest Charges
         Interest charges increased $55 million, or 15%, to $417 million in 1999. The increase in interest charges was primarily attributable to interest on the Transition Bonds issued to securitize PECO's stranded cost recovery of $179 million, partially offset by a $99 million reduction in interest charges resulting from the use of securitization proceeds to retire long-term debt and redeem COMRPS. In addition, PECO's ongoing program to reduce or refinance higher cost, long-term debt reduced interest charges by $26 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
         Equity in earnings (losses) of unconsolidated affiliates increased $16 million or 30%, to losses of $38 million in 1999 as compared to losses of $54 million in 1998. The lower losses were primarily attributable to customer base growth for communications joint ventures.

Other Income and Deductions
         Other income and deductions, excluding interest charges and equity in earnings (losses) of unconsolidated affiliates, increased $58 million, to income of $59 million in 1999 as compared to income of $1 million in 1998. The increase in other income and deductions was primarily attributable to $28 million of interest income earned on the unused portion of stranded cost recovery prior to application, $14 million of gain on the sale of assets, a $10 million donation to a City of Philadelphia street lighting project in 1998 and a $7 million write-off of a non-regulated business venture in 1998. These increases were partially offset by a $15 million write-off of an investment in connection with the settlement of litigation.

Income Taxes
         The effective tax rate was 36.6% in 1999 as compared to 37.5% in 1998. The decrease in the effective tax rate was primarily attributable to an income tax benefit of approximately $11 million related to the favorable resolution of certain outstanding issues in connection with the settlement of an Internal Revenue Service audit and tax benefits associated with the implementation of state tax planning strategies, partially offset by the non-recognition for state income tax purposes of certain operating losses.

Extraordinary Items
         In 1999, PECO incurred extraordinary charges aggregating $62 million ($37 million, net of tax) related to prepayment premiums and the write-off of unamortized debt costs associated with the repayment and refinancing of debt.

         In 1998, PECO incurred extraordinary charges aggregating $34 million ($20 million, net of tax) related to prepayment premiums and the write-off of unamortized debt costs associated with the repayment of debt.

Preferred Stock Dividends
         Preferred stock dividends decreased $1 million or 8%, to $12 million in 1999. The decrease was attributable to the redemption of $37 million of Mandatorily Redeemable Preferred Stock in August 1999 with a portion of the proceeds from the issuance of Transition Bonds.


Liquidity and Capital Resources

         Cash flows from operations were $756 million in 2000 as compared to $895 million in 1999 and $1,499 million in 1998. The decrease in 2000 was principally attributable to changes in working capital of $343 million partially offset by an increase in cash generated by operations of $204 million.

         Cash flows used in investing activities were $894 million in 2000 as compared to $886 million in 1999 and $521 million in 1998. The increase in 2000 was primarily attributable to increased capital expenditures of $58 million, additional other investing activities of $45 million and additional infrastructure service business acquisitions of $23 million, partially offset by $118 million of investments in and advances to joint ventures that occurred in 1999.

         Cash flows provided by financing activities were $213 million and $171 million in 2000 and 1999, respectively and cash flows used by financing activities of $963 million in 1998. Cash flows from financing activities were 2000 primarily reflect PECO's additional securitization of stranded cost recovery and the use of related proceeds.

         PECO's capital resources are primarily provided by internally generated cash flows from utility operations and, to the extent necessary, external financing. In connection with its request to securitize an additional $1 billion of its stranded cost recovery, PECO agreed to provide its customers with additional rate reductions of $60 million in 2001. Under the settlement agreement entered into by PECO relating to the PUC's approval of the merger, PECO agreed to $200 million in aggregate rate reductions for all customers over the period January 1, 2002 through 2005 and extended the cap on PECO's transmission and distribution rates through December 31, 2006. These rate reductions will be more than offset by the discontinuance of the 6% across-the-board rate reduction in effect in 2000.

         Capital resources are used primarily to fund PECO's capital requirements, including construction, repayments of maturing debt and preferred securities and payment of common and preferred stock dividends. PECO's estimated capital expenditures in 2001 are approximately $260 million. PECO's proposed capital expenditures are subject to periodic review and revision to reflect changes in economic conditions and other factors.

         Under PUHCA and the Federal Power Act, PECO can only pay dividends from retained or current earnings. At December 31, 2000, PECO had retained earnings of $197 million.

         On  May 2,  2000,  PETT  issued  an  additional  $1  billion  aggregate principal amount of Transition Bonds to securitize a portion of PECO's authorized stranded cost recovery. As a result, PECO has securitized a total of $5 billion of its $5.26 billion of stranded cost recovery through the issuance by PETT of Transition Bonds. The Transition Bonds are solely obligations of PETT, secured by intangible transition property sold by PECO to PETT concurrently with the issuance of the Transition Bonds and certain other related collateral, but are included in the consolidated long-term debt of PECO. PECO has used the proceeds from the securitizations to reduce PECO's stranded costs and related capitalization. The proceeds of the Transition Bonds issued in May 2000 were used to repurchase 12 million shares of common stock, to retire $422 million principal amount of debt, to repurchase $50 million of accounts receivable and to pay transaction expenses.

         As a result of the issuance of the Transition Bonds and the application of the proceeds thereof, at December 31, 2000, PECO's capital structure consisted of 23.9% common equity, 5.8% notes payable, 3.1% preferred stock and COMRPS (which comprised 1.8% of PECO's total capitalization structure), and 67.2% long-term debt including Transition Bonds issued by PETT (which comprised 73.8% of PECO's long-term debt).

         PECO meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. PECO, along with Exelon and ComEd, entered into a $2 billion unsecured revolving credit facility on December 20, 2000 with a group of banks. PECO has an $800 million sublimit under this 364-day credit facility and expects to use the credit facility principally to support its $800 million commercial paper program. This credit facility requires PECO to maintain a debt to total capitalization ratio of less than 65% or less (excluding Transition Bonds). At December 31, 2000, PECO's debt to total capitalization ratio on that basis was 48%.

         At December 31, 2000, PECO had outstanding $163 million of notes payable consisting principally of commercial paper. Also, PECO had a $400 million intercompany payable with ComEd bearing interest at an average annualized interest rate for the period it was outstanding of 6.5%. In addition, PECO had a $696 million note payable with Exelon, incurred in connection with the Sithe acquisition. The note is interest bearing with an average annualized interest rate for the period it was outstanding of 7.6%.

ComEd

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

          On October 20, 2000, ComEd became a 99.9% owned subsidiary of Exelon as a result of the transactions relating to the merger of PECO and Unicom. As a result of the merger, ComEd's consolidated financial information for the period after the merger has a different cost basis than that of previous periods. Management has based its discussion and analysis of results of operations for 2000 as compared to 1999 on the combined results of operations for the full year of 2000. Material variances caused by the different cost basis have been disclosed where applicable.

         Through December 31, 2000, ComEd operated as one business segment, that of a vertically integrated electric utility. During January 2001, Exelon undertook a restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. As part of the restructuring, the non-regulated operations and related assets and liabilities of ComEd were transferred to separate subsidiaries of Exelon. As a result, beginning January 2001, the operations of ComEd consist of its retail electricity distribution and transmission business in northern Illinois.

         Under   Illinois   legislation,   as  of   December   31,   2000,   all
non-residential customers were eligible to choose a new electric supplier or elect a power purchase option. The power purchase option allows the purchase of electric energy from ComEd at market-based prices. ComEd's residential customers become eligible to choose a new electric supplier in May 2002. As of December 31, 2000, over 9,500 non-residential customers, representing approximately 27% of ComEd's retail kilowatt-hour sales for the twelve months prior to the introduction of retail competition, elected to receive their electric energy from an alternative electric supplier or chose the power purchase option. For additional information, see ITEM 1. Business - Energy Delivery and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Exelon.


Significant Operating Trends

Percentage of Total Operating Revenue                                    Percentage Dollar Changes
--------------------------------------                                  ---------------------------
     2000      1999     1998                                            2000 vs.1999   1999 vs.1998
     ----      ----     ----                                            ------------   ------------
     100%      100%     100%        Operating Revenue                         3%            (5)%
     ----      ----     ----

      28%       23%      26%        Fuel and Purchased Power                 28%           (16)%
      30%       35%      32%        Operating and Maintenance               (12)%            3%
       1%       --       --         Merger-Related Costs                    N.M.           N.M.
      14%       12%      13%        Depreciation and Amortization            19%           (11)%
       7%        7%      10%        Taxes Other Than Income                   --           (27)%
     ----      ----    -----
      80%       77%      81%        Total Operating Expenses                  7%            (9)%

      20%       23%      19%        Operating Income                        (11)%           12%
      ===      ====     -===

N.M. - not meaningful

Results of Operations

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

Net Income

         Net Income increased $128 million, or 20% in 2000, before giving effect to extraordinary items and non-recurring items. Net income, inclusive of the $4 million and $28 million extraordinary items for 2000 and 1999, respectively, and non-recurring items relating to merger-related costs of $43 million , increased $109 million, or 18% in 2000.

Operating Revenue

         Operating revenue was $7,012 million in 2000, an increase of $219 million, or 3% from 1999. The increase in operating revenue was primarily attributable to a $467 million increase in sales for resale, partially offset by a $266 million reduction in sales to retail customers, reflecting, in both cases, the migration of non-residential customers to alternate electric suppliers who purchased a portion of their supply requirements from ComEd and also reflecting increased sales to other utilities due to the increased availability of nuclear generation. The decrease in retail revenues also reflects the further election of the power purchase option by non-residential customers. Kilowatt-hour sales increased 17% over 1999, reflecting an increase in kWh sales for resale of 77% and increased retail kWh sales of 3%.

Fuel and Purchased Power Expense

         Fuel and purchased power expense was $1,977 million in 2000, an increase of $428 million, or 28% from 1999. The increase in fuel and purchased power expense was primarily attributable to the effects of the power purchase agreements (PPAs) that ComEd entered into upon the sale of its fleet of fossil stations in December 1999, which resulted in increased purchased power costs, but lower fuel costs.

Operating and Maintenance Expense

                                    2000             1999              $ Variance       % Variance
                                    ----             ----              ----------       ----------
                                                (in millions, except percentage data)
Generation Stations                $   738           $1,004                $(266)            (26)%
Transmission and Distribution          458              355                  103              29 %
Customer-Related                       223              258                  (35)            (14)%
Other                                  657              735                  (78)            (11)%
                                    ------           ------                -----
                                    $2,076           $2,352                $(276)            (12)%
                                    ======           ======                =====


         The decrease in operating and maintenance (O&M) expenses related to the generation stations was primarily attributable to a $220 million reduction in expenses as a result of the sale of the fossil generation stations in December 1999 and a $46 million reduction in expenses associated with shorter refueling outages and fewer forced outages at nuclear generation stations.

         The increase in O&M expenses associated with the transmission and distribution system was primarily attributable to ComEd's increased efforts to improve the reliability of its transmission and distribution system.

         The decrease in O&M expenses associated with customer-related activities was primarily attributable to non-recurring costs incurred in 1999 to address billing and collection problems encountered following the implementation of a new customer information and billing system in July 1998.

         The decrease in other O&M expenses was primarily attributable to lower general and administrative costs.

Merger-Related Costs

         Merger-related costs charged to expense in 2000 were $67 million consisting of $26 million of direct incremental costs and $41 million for employee costs. Direct incremental costs represent expenses directly associated with completing the merger, including professional fees, regulatory approval and other merger integration costs. Employee costs represent estimated severance payments provided under Exelon's Merger Separation Plan (MSP) for eligible employees whose positions were eliminated before October 20, 2000 due to integration activities of the merged companies.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $162 million, or 19%, to $998 million in 2000. The increase was primarily attributable to a $220 million increase in regulatory asset amortization in accordance with the earnings provisions of the Illinois legislation, goodwill amortization of $23 million associated with the merger, partially offset by an $81 million decrease in depreciation expense reflecting the fossil station sale and the fair value adjustment of ComEd's nuclear stations associated with the application of purchase accounting upon completion of the merger on October 20, 2000.

Taxes Other Than Income

         Taxes other than income taxes for 2000 were consistent with 1999.

Interest Charges

         Interest charges consist of interest expense and provisions for dividends on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts. Interest charges for 2000 were essentially unchanged from 1999.

Other Income and Deductions

         Other income and deductions, excluding interest charges, was $308 million for 2000, an increase of $248 million from 1999. The increase was primarily attributable to a $166 million increase in interest income on ComEd's notes receivables with affiliates related to the sale of ComEd's fossil stations. The increase also reflects the effects of a $113 million gain on the forward share repurchase that occurred in 2000, compared to a $44 million loss recorded in 1999 on the same agreement.

Income Taxes

          The effective income tax rate was 31.1% in 2000 compared to 33.4% in 1999. The decrease in the effective tax rate was primarily attributable to the effects of the gain on the forward share repurchase agreement, compared to the loss that was recorded in 1999 on the same agreement both of which were not recognized for tax purposes. The decrease was partially offset by the investment tax credit amortization recorded in 1999 related to the fossil station sale.

Extraordinary Item

         ComEd incurred extraordinary charges aggregating $6 million ($4 million, net of tax) and $46 million ($28 million, net of tax) in 2000 and 1999, respectively, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

Net Income

         Net income increased $57 million, or 10% in 1999, before giving effect to the extraordinary item in 1999. Net income, inclusive of the $28 million extraordinary item, increased $29 million, or 5% in 1999.

Operating Revenue

         Operating revenue was $6,793 million for 1999, a decrease of $357 million, or 5%, from 1998. The decrease in operating revenue was primarily attributable to the impact of the 15% residential base rate reduction, which took effect on August 1, 1998, of $226 million and $174 million associated with the change in presentation for certain state and municipal taxes from operating revenue and tax expense to collections recorded as liabilities. Kilowatt-hour sales increased 8% in 1999 compared to 1998 primarily due to a 59% increase in sales for resale which reflects increased availability of lower cost nuclear generation.

Fuel and Purchased Power Expense

         Fuel and purchased power expense was $1,549 million for 1999, a decrease of $304 million, or 16%, from 1998. The decrease in fuel and purchased power expense was primarily attributable to improved nuclear and fossil operating performance, which reduced the need to purchase power from other parties.

Operating and Maintenance Expense

                                    1999             1998              $ Variance       % Variance
                                    ----             ----              ----------       ----------
                                                 (in millions, except percentage data)
Generation Stations                $1,004           $ 1,121                $(117)           (10)%
Transmission and Distribution         355               278                   77             28%
Customer-Related                      258               218                   40             18%
Other                                 735               657                   78             12%
                                   ------            ------              -------
                                   $2,352            $2,274              $    78              3%
                                   ======            ======              =======


         The decrease in O&M expenses associated with the generation stations was primarily attributable to a $42 million reduction in plant refurbishment and maintenance costs at the fossil generation stations and a $75 million reduction in expenses due to shorter refueling outages and fewer forced outages at the nuclear generation stations.

         The increase in O&M expenses associated with ComEd's transmission and distribution system was primarily attributable to ComEd's system improvement initiatives in response to outages that occurred during the summer of 1999. The increase also reflects service restoration and other outage-related costs associated with the summer of 1999 heat wave.

         The increase in O&M expenses associated with customer-related activities was primarily attributable to $35 million of costs incurred in 1999 to address billing and collection problems encountered following the implementation of a new customer information and billing system in July 1998.

         The increase in other O&M expenses was primarily attributable to an increase of $68 million in ComEd's estimated environmental liability for the remediation of former manufactured gas plant sites, and a $25 million charge resulting from the settlement of issues associated with the franchise agreement between ComEd and the City of Chicago.

Depreciation and Amortization Expense

         Depreciation and amortization expense decreased $102 million, or 11% to $836 million in 1999. The decrease was primarily attributable to the fossil station sale. Consistent with the provisions of Illinois legislation, the pre-tax gain on the fossil station sale of $2,587 million resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, net of $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2,544 million and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2,456 million are reflected in depreciation and amortization expense on ComEd's Consolidated Statements of Income and resulted in a net reduction to depreciation and amortization expense of $88 million.

Taxes Other Than Income

         Taxes other than income taxes decreased by $191 million, or 27%, to $507 million in 1999. The decrease was primarily attributable to the change in presentation for certain state and municipal taxes in the amount of $174 million.

Interest Charges

         Interest charges increased $100 million, or 19%, to $632 million in 1999. The increase in interest charges was primarily attributable to a full year's effect of the issuance of the transitional trust notes in 1998, partially offset by lower interest charges as a result of the retirement of long-term debt with a portion of the transitional trust note proceeds. For additional information, see ITEM 1. Business - Related Entities.

Other Income and Deductions

         Other income and deductions, excluding interest charges, decreased $30 million, or 33%, to $60 million in 1999. The decrease was attributed to a $44 million loss associated with the forward share repurchase agreement in 1999, and a $34 million decrease in gains on the disposal of assets, partially offset by the $45 million increase in interest income from the investment of the $3.4 billion in proceeds from transitional trust notes issued in 1998 prior to application to reduce capitalization.

Income Taxes

         The effective tax rate was 33.4% in 1999 compared to 37.1% in 1998. The decrease in the effective tax rate was primarily attibutable to the impact of property basis differences and increased amortization of the investment tax credits resulting from the fossil station sale, partially offset by the unrealized loss on the forward share repurchase agreement, which was not recognized for tax purposes.

Extraordinary Items

         ComEd incurred extraordinary charges aggregating $46 million ($28 million, net of tax) in 1999 consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.


Liquidity and Capital Resources

         Cash flows provided by operations were $1,574 million, $1,245 million, and $1,552 million in 2000, 1999, and 1998 respectively. The increase in cash flows in 2000 was primarily attributable to an increase in cash generated from operations and a non-recurring $250 million contribution to an environmental trust in 1999.

         Cash flows used in investing activities were $1,603 million in 2000 compared to cash flows provided by investing activities of $1,144 million in 1999 and cash flows used by investing activities of $1,135 million in 1998. The decrease in cash flows in 2000 was primarily attributable to proceeds received in connection with the sale of ComEd's fossil generation stations of $4,886 million in 1999, partially offset by $2,209 million of affiliate notes receivable in 1999.

         Cash flows used in financing activities were $1,310 million and $3,939 million in 2000 and 1999, respectively, compared to cash flows provided by financing activities of $2,600 million in 1998. The decrease in cash flows used in financing activities in 2000 compared to 1999 reflects significant retirements of long-term debt, redemptions of preferred securities and common stock forward repurchases in 1999 utilizing the proceeds from the issuance of the transitional trust notes in 1998, partially offset by the issuance of $450 million of long-term debt in 2000.

         ComEd's capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing. Capital resources are used primarily to fund ComEd's capital requirements, including construction, repayments of maturing debt and preferred securities and the payment of dividends.

         For the year ended December 31, 2000, capital expenditures for ComEd were $1,406 million, including expenditures related to its nuclear generation facilities which were transferred to Generation, effective January 1, 2001. ComEd estimates that it will spend approximately $900 million in 2001, principally for intensive efforts to continue to improve the reliability of its transmission and distribution systems. ComEd's proposed capital expenditures are subject to periodic review and revision to reflect changes in economic conditions and other factors. ComEd anticipates that it will obtain external financing, when necessary, through borrowings or issuance of preferred securities or capital contributions from Exelon.

         Under PUHCA and the Federal Power Act, ComEd can only pay dividends from retained or current earnings. However, the SEC has authorized ComEd to pay up to $500 million in dividends out of additional paid-in capital, provided ComEd may not pay dividends out of paid-in capital after December 31, 2002 if its common equity is less than 30% of its total capitalization (including transitional trust notes). At December 31, 2000, ComEd had retained earnings of $133 million.

         At December 31, 2000, ComEd's capital structure consisted of 53% of long-term debt, 45% of common stock, and 2% of preferred securities of subsidiaries. Long-term debt includes $2,720 million of transitional trust notes constituting obligations of certain consolidated special purpose entities representing 20% of capitalization.

         ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. ComEd, along with Exelon and PECO, entered into a $2 billion unsecured revolving credit facility with a group of banks. ComEd has a $200 million sublimit under this 364-day credit facility and expects to use the credit facility principally to support its $200 million commercial paper program. This credit facility requires ComEd to maintain a debt to total capitalization ratio of 65% or less (excluding transitional trust notes). At December 31, 2000, ComEd's debt to total capitalization ratio on that basis was 43%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exelon

         The information required by this Item is incorporated herein by reference to the information appearing under the subheading "Quantitative and Qualitative Disclosures About Market Risk" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 99-2 to Exelon's Current Report on Form 8-K dated March 16, 2001.

PECO

         PECO is exposed to market risks associated with commodity price, credit and interest rates.

         Commodity Price Risk

         As part of Exelon's corporate restructuring, PECO entered into a power purchase agreement with Generation to meet its retail customer obligations for generation services at prices consistent with prices amounts collected through customer rates. As a result, PECO's exposure to commodity price risk is not material.

         Credit Risk

         PECO is obligated to provide service to all customers within its franchised territory and, as a result, has a broad customer base. For the year ended December 31, 2000, PECO's ten largest customers represented approximately 10% of its retail electric revenues. PECO manages credit risk using credit and collection policies which are regulated by the PUC.

         Interest Rate Risk

         PECO uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies are employed to maintain the lowest cost of capital. As of December 31, 2000, a hypothetical 10% increase in the interest rates associated with variable rate debt would result in an $2 million decrease in pre-tax earnings for 2001.

         PECO has entered into interest rate swaps to manage interest rate exposure associated with two classes of floating rate Transition Bonds issued to securitize stranded cost recovery. At December 31, 2000, these interest rate swaps had a fair market value of $21 million based on the present value difference between the contract and market rates at December 31, 2000.

         The aggregate fair value of the Transition Bond derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at December 31, 2000 is estimated to be $17 million. If the derivative instruments had been terminated at December 31, 2000, this estimated fair value represents the amount to be paid by PECO to the counterparties.

         The aggregate fair value of the Transition Bond derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at December 31, 2000 is estimated to be $59 million. If the derivative instruments had been terminated at December 31, 2000, this estimated fair value represents the amount to be paid by the counterparties to PECO.

         In February 2000, PECO entered into forward starting interest rate swaps for a notional amount of $1 billion in anticipation of the issuance of $1 billion of Transition Bonds in the second quarter of 2000. In May 2000, PECO settled these forward starting interest rate swaps and paid the counterparties $13 million which was deferred and is being amortized over the life of the Transition Bonds as an increase in interest expense.


ComEd

         ComEd is exposed to market risks associated with commodity prices, credit and interest rates.

         Commodity Price Risk

         As part of Exelon's corporate restructuring, ComEd has entered into a power purchase agreement with Generation to meet its retail customer obligations at fixed prices. ComEd's principal exposure to commodity price risk is in relation to revenues collected from customers who elect the power purchase option at market-based prices, and CTC revenues which are calculated to provide the customer with a credit for the market price for electricity. ComEd has performed a sensitivity analysis to determine the net impact of a 10% decrease in the average around-the-clock market price of electricity. Because the decrease in revenues from customers electing the power purchase option is significantly offset by increased CTC revenues, ComEd does not believe that its exposure to such a market price decrease would be material.

         Credit Risk

         ComEd is obligated to provide service to all customers within its franchised territories and, as a result, has a broad customer base. For the year ended December 31, 2000, ComEd's ten largest customers represented approximately 3% of its retail electric revenues. ComEd manages credit risk using credit and collection policies which are regulated by the ICC.


         Interest Rate Risk

         ComEd uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. As of December 31, 2000, a hypothetical 10% increase in the interest rates associated with variable rate debt would result in a decrease in pre-tax earnings for 2001 of less than $1 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exelon

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income for the years 2000, 1999 and 1998; Consolidated Statements of Cash Flows for the years 2000, 1999 and 1998; Consolidated Balance Sheets as of December 31, 2000 and 1999; Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years 2000, 1999 and 1998; and Notes to Consolidated Financial Statements appearing in Exhibit 99-3 to Exelon's Current Report on Form 8-K dated March 16, 2001.

PECO

                        Report of Independent Accountants



To the Board of Directors and Shareholders of PECO Energy Company:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(2)(i) present fairly, in all material respects, the financial position of PECO Energy Company and Subsidiary Companies (PECO) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of PECO's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, PECO changed its method of accounting for nuclear outage costs in 2000.


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
January 30, 2001, except for Note 22 PETT Refinancing, for which the date is March 1, 2001

                                PECO Energy Company and Subsidiary Companies
                                     Consolidated Statements of Income


                                                                        For the Years Ended December 31,
                                                                     2000            1999           1998
                                                                   -------         -------         -------
                                                                                (In Millions)
                                                                                 -----------
Operating Revenues                                                 $ 5,950         $ 5,478         $ 5,325

Operating Expenses
   Fuel and Purchased Power                                          2,127           2,152           1,811
   Operating and Maintenance                                         1,791           1,454           1,198
   Merger-Related Costs                                                248              --              --
   Early Retirement and Separation Program                              --              --             125
   Depreciation and Amortization                                       325             237             643
   Taxes Other Than Income                                             237             262             280
                                                                   -------         -------         -------
     Total Operating Expenses                                        4,728           4,105           4,057
                                                                   -------         -------         -------
Operating Income                                                     1,222           1,373           1,268
                                                                   -------         -------         -------

Other Income and Deductions
   Interest Expense                                                   (457)           (396)           (331)
   Company-Obligated Mandatorily Redeemable Preferred
     Securities of a Partnership, which holds Solely
     Subordinated Debentures of the Company                             (8)            (21)            (31)
   Equity in Earnings (Losses) of Unconsolidated Affiliates            (41)            (38)            (54)
   Other, Net                                                           41              59               1
                                                                   -------         -------         -------
     Total Other Income and Deductions                                (465)           (396)           (415)
                                                                   -------         -------         -------
Income Before Income Taxes, Extraordinary Items and
   Cumulative Effect of a Change in Accounting Principle               757             977             853
Income Taxes                                                           270             358             320
                                                                   -------         -------         -------
Income Before Extraordinary Items and Cumulative
   Effect Of a Change in Accounting Principle                          487             619             533
Extraordinary Items (net of income taxes of $2, $25,
   and $14 for 2000, 1999, and 1998, respectively)                      (4)            (37)            (20)
Cumulative Effect of a Change in Accounting
   Principle (net of income taxes of $16)                               24              --              --
                                                                   -------         -------         -------
Net Income                                                             507             582             513
Preferred Stock Dividends                                               10              12              13
                                                                   -------         -------         -------
Net Income on Common Stock                                         $   497         $   570         $   500
                                                                   =======         =======         =======





                               See Notes to Consolidated Financial Statements

                                PECO Energy Company and Subsidiary Companies
                                   Consolidated Statements of Cash Flows

                                                                        For the Years Ended December 31,
                                                                       --------------------------------
                                                                    2000             1999            1998
                                                                   -------         -------         -------
(In Millions)
Cash Flows from Operating Activities
Net Income                                                         $   507         $   582         $   513
Adjustments to reconcile Net Income to Net
  Cash Flows provided by Operating Activities:
   Depreciation and Amortization                                       437             358             765
   Extraordinary Items (net of income taxes)                             4              37              20
   Cumulative Effect of a Change in Accounting
     Principle (net of income taxes)                                   (24)             --              --
   Provision for Uncollectible Accounts                                 68              59              72
   Deferred Income Taxes                                               118               7            (115)
   Merger-Related Costs                                                248              --              --
   Early Retirement and Separation Program                              --              --             125
   Deferred Energy Costs                                               (79)             23               6
   Equity in (Earnings) Losses of Unconsolidated Affiliates             41              38              54
   Other Operating Activities                                           (6)              6             (22)
 Changes in Working Capital:
   Accounts Receivable                                                (264)           (159)              3
   Repurchase of Accounts Receivable                                   (50)           (150)             --
   Inventories                                                         (45)            (43)             14
   Accounts Payable, Accrued Expenses & Other
     Current Liabilities                                              (170)            149              63
   Other Current Assets                                                (29)            (12)              1
                                                                   -------         -------         -------
Net Cash Flows provided by Operating Activities                        756             895           1,499

Cash Flows from Investing Activities
  Investment in Plant                                                 (549)           (491)           (415)
  Exelon Infrastructure Services Acquisitions                         (245)           (222)             --
  Investments in and Advances to Joint Ventures                         --            (118)            (59)
  Contributions to Nuclear Decommissioning Trust Funds                 (26)            (26)            (21)
  Other Investing Activities                                           (74)            (29)            (26)
                                                                   -------         -------         -------
Net Cash Flows used in Investing Activities                           (894)           (886)           (521)

Cash Flows from Financing Activities
  Issuance of Long-Term Debt, net of issuance costs                  1,021           4,170              13
  Common Stock Repurchases                                            (496)         (1,705)             --
  Retirement of Long-Term Debt                                        (557)         (1,343)           (842)
  Change in Intercompany Payable - Affiliates                          400              --              --
  Change in Notes Payable -- Bank                                       --            (388)            124
  Redemption of COMRPS                                                  --            (221)            (81)
  Issuance of COMRPS                                                    --              --              78
  Redemptions of Mandatorily Redeemable Preferred Stock                (19)            (37)             --
  Dividends on Preferred and Common Stock                             (167)           (208)           (236)
  Capital Lease Payments                                                --            (139)            (60)
  Other Financing Activities                                            31              42              41
                                                                   -------         -------         -------
Net Cash Flows provided by (used in) Financing Activities              213             171            (963)
                                                                   -------         -------         -------
Increase in Cash and Cash Equivalents                                   75             180              15
Cash and Cash Equivalents at beginning of period                       228              48              33
                                                                   -------         -------         -------
Cash and Cash Equivalents at end of period                         $   303         $   228         $    48
                                                                   =======         =======         =======

                               See Notes to Consolidated Financial Statements

                                  PECO Energy Company and Subsidiary Companies
                                          Consolidated Balance Sheets

                                                                                           At December 31,
                                                                                       2000             1999
                                                                                     --------         --------
                                                                                            (In Millions)
Assets
Current Assets
 Cash and Cash Equivalents                                                           $    303         $    228
 Accounts Receivable, net
   Customer                                                                               774              344
   Other                                                                                  250              360
 Inventories, at average cost
   Fossil Fuel                                                                            135              113
   Materials and Supplies                                                                 122               93
 Other                                                                                    195               83
                                                                                     --------         --------
   Total Current Assets                                                                 1,779            1,221
                                                                                     --------         --------

Property, Plant and Equipment, net                                                      5,158            5,004

Deferred Debits and Other Assets
 Regulatory Assets                                                                      6,026            6,072
 Nuclear Decommissioning Trust Funds                                                      440              408
 Investments                                                                              847              130
 Goodwill, net                                                                            326              121
 Other                                                                                    200              131
                                                                                     --------         --------
   Total Deferred Debits and Other Assets                                               7,839            6,862
                                                                                     --------         --------
Total Assets                                                                         $ 14,776         $ 13,087
                                                                                     ========         ========

Liabilities and Shareholders' Equity
Current Liabilities
 Notes Payable - Bank                                                                $    163         $    163
 Intercompany Payable - Affiliates                                                      1,096               --
 Long-Term Debt Due Within One Year                                                       553              128
 Accounts Payable                                                                         403              270
 Accrued Expenses                                                                         481              616
 Deferred Income Taxes                                                                     27               14
 Other                                                                                     95               95
                                                                                     --------         --------
   Total Current Liabilities                                                            2,818            1,286
                                                                                     --------         --------

Long-Term Debt                                                                          6,002            5,969

Deferred Credits and Other Liabilities
 Deferred Income Taxes                                                                  2,532            2,411
 Unamortized Investment Tax Credits                                                       271              286
 Pension Obligations                                                                      281              213
 Non-Pension Postretirement Benefits Obligation                                           505              443
 Other                                                                                    427              385
                                                                                     --------         --------
Total Deferred Credits and Other Liabilities                                            4,016            3,738
                                                                                     --------         --------

Company-Obligated Mandatorily Redeemable Preferred Securities
  of a Partnership, which holds Solely Subordinated Debentures of
  the Company                                                                             128              128
Mandatorily Redeemable Preferred Stock                                                     37               56

Commitments and Contingencies

Shareholders' Equity
 Common Stock                                                                           1,449            3,577
 Preferred Stock                                                                          137              137
 Deferred Compensation                                                                     (7)              (3)
 Retained Earnings (Accumulated Deficit)                                                  197             (100)
 Treasury Stock, at cost                                                                   --           (1,705)
 Accumulated Other Comprehensive Income                                                    (1)               4
                                                                                     --------         --------
   Total Shareholders' Equity                                                           1,775            1,910
                                                                                     --------         --------
Total Liabilities and Shareholders' Equity                                           $ 14,776         $ 13,087
                                                                                     ========         ========

                                 See Notes to Consolidated Financial Statements


                                  PECO Energy Company and Subsidiary Companies
              Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

Year Ended December 31,                        2000                  1999                  1998
-----------------------                        ----                  ----                  ----
                                         Shares    Amount      Shares    Amount      Shares    Amount
                                         ------    ------      ------    ------      ------    ------
                                                 (dollars in millions and shares in thousands)
Common Stock
Balance at Beginning of Year              225,354    $3,577     224,684    $3,558     222,547    $3,507
Capital Stock Activity:
   Cancellation of Treasury Shares        (54,875)   (2,175)                   --                    --
   Long Term Incentive Plan Issuances                    47         670        19       2,137        51
                                     ------------------------------------------------------------------
Balance at End of Year                    170,479    $1,449     225,354    $3,577     224,684    $3,558

Preferred Stock without Mandatory Redemption
Balance at Beginning and End of Year        1,375      $137       1,375      $137       1,375      $137

Deferred Compensation
Balance at Beginning of Year                            $(3)                  $--                   $--
Amortization                                              5                     2                    --
Long Term Incentive Plan Issuances                       (9)                   (5)                   --
                                                 ------------------------------------------------------
Balance at End of Year                                  $(7)                  $(3)                  $--

Retained Earnings (Accumulated Deficit)
Balance at Beginning of Year                          $(100)                $(501)                $(781)
Net Income                                              507                   582                   513
Dividends:
   Common Stock                                        (157)                 (196)                 (223)
   Preferred Stock                                      (10)                  (12)                  (13)
   Unicom Merger Consideration                          (45)
Capital Stock Activity:
   Expenses of Capital Stock Activity                    --                    --                     3
   Stock Forward Repurchase Contract                     (5)                   12                    (8)
   Long Term Incentive Plan Issuances                     7                    15                     8
                                                 ------------------------------------------------------
Balance at End of Year                                 $197                 $(100)                $(501)

Treasury Shares
Balance at Beginning of Year               44,082   $(1,705)                  $--                   $--
Capital Stock Activity:
   Repurchase of Common Stock              11,950      (496)     22,610    (1,009)                   --
   Stock Forward Repurchase Contract                             21,489      (696)
   Long Term Incentive Plan Issuances        (195)        7
   Stock Option Exercises                    (962)       19         (17)       --                    --
   Cancellation of Treasury Shares        (54,875)    2,175                    --                    --
                                          -------------------------------------------------------------
Balance at End of Year                         --       $--      44,082   $(1,705)                  $--

Accumulated Other Comprehensive Income
Balance at Beginning of Year                             $4                   $--                   $--
Unrealized Gain (Loss) on Marketable Securities,
   net of  income taxes of $(3), $3, and $0 tax,
   respectively                                          (5)                    4
                                                 ------------------------------------------------------
Balance at End of Year                                  $(1)                   $4                   $--

Total Shareholder's Equity                           $1,775                $1,910                $3,194
                                                     ======                ======                ======

Comprehensive Income
Net Income                                             $507                  $582                  $513
Other Comprehensive Income, net of
   income taxes                                          (5)                    4                    --
                                                 -----------           ----------            ----------
Total Comprehensive Income                             $502                  $586                  $513
                                                 ==========            ==========            ==========

                                 See Notes to Consolidated Financial Statements

                  PECO Energy Company and Subsidiary Companies
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in millions, unless otherwise noted)

1. Significant Accounting Policies

Description of Business
         Incorporated in Pennsylvania in 1929, PECO Energy Company (PECO), is engaged principally in the production, purchase, transmission, distribution and sale of electricity to residential, commercial, industrial and wholesale customers and the distribution and sale of natural gas to residential, commercial and industrial customers. Pursuant to the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act), the Commonwealth of Pennsylvania has required the unbundling of retail electric services in Pennsylvania into separate generation, transmission and distribution services with open retail competition for generation services. Since the commencement of deregulation in 1999, PECO serves as the local distribution company providing electric distribution services in its franchised service territory in southeastern Pennsylvania and bundled electric service to customers who do not choose an alternate electric generation supplier.

         PECO also engages in the wholesale marketing of electricity on a national basis. Through its Exelon Energy division, PECO is a competitive generation supplier offering competitive energy supply to customers throughout Pennsylvania. PECO's infrastructure services subsidiary, Exelon Infrastructure Services, Inc. (EIS), provides utility infrastructure services to customers in several regions of the United States. PECO owns a 50% interest in AmerGen Energy Company, LLC (AmerGen), a joint venture with British Energy, Inc., a wholly-owned subsidiary of British Energy plc (British Energy), to acquire and operate nuclear generating facilities. PECO also participates in joint ventures which provide communications services in the Philadelphia metropolitan region. As a result of the corporate restructuring effective January 1, 2001, these operations were separated from the regulated energy delivery business. See Note 22 - Subsequent Events - Restructuring.

Basis of Presentation
         The consolidated financial statements of PECO include the accounts of its majority-owned subsidiaries after the elimination of intercompany transactions. PECO accounts for its 20% to 50% owned investments and joint ventures, in which it exerts significant influence, under the equity method of accounting. PECO consolidates its proportionate interest in its jointly owned electric utility plants. PECO accounts for its less than 20% owned investments under the cost method of accounting. Accounting policies for regulated operations are in accordance with those prescribed by the regulatory authorities having jurisdiction, principally the Pennsylvania Public Utility Commission
(PUC), the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA).

         Exelon Corporation (Exelon), formed as a wholly owned subsidiary of PECO in 1999, became the parent company of PECO when each share of outstanding common stock of PECO was exchanged for one share of Exelon common stock in connection with the merger. See Note 2 - Merger.

Accounting for the Effects of Regulation
         PECO accounts for all of its regulated electric and gas operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," requiring PECO to record the financial statement effects of the rate regulation to which such operations are currently subject. Use of SFAS No. 71 is applicable to the utility operations of PECO which meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. PECO believes that it is probable that regulatory assets associated with these operations will be recovered. If a separable portion of PECO's business no longer meets the provisions of SFAS No. 71, PECO is required to eliminate the financial statement effects of regulation for that portion.

Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues
         Operating revenues are recorded as service is rendered or energy is delivered to customers. At the end of each month, PECO accrues an estimate for the unbilled amount of energy delivered or services provided to its electric and gas customers. PECO recognizes contract revenue and profits on long-term, fixed-price contracts from its services businesses by the percentage-of-completion method of accounting based on costs incurred as a percentage of estimated total costs of individual contracts.

Purchased Gas Adjustment Clause
         PECO's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in base rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective quarterly adjustments to rates.

Nuclear Fuel
         The cost of nuclear fuel is capitalized and charged to fuel expense using the unit of production method. Estimated costs of nuclear fuel disposal are charged to fuel expense as the related fuel is consumed.

Depreciation, Amortization and Decommissioning
         Depreciation is provided over the estimated service lives of property, plant and equipment on a straight line basis. Annual depreciation provisions for financial reporting purposes, expressed as a percentage of average service life for each asset category are presented below:

Asset Category                                        2000     1999     1998
--------------                                        ----     ----     ----

         Electric -- Transmission and Distribution    1.82%    1.83%    1.96%
         Electric -- Generation                       5.15%    5.12%    5.26%
         Gas                                          2.39%    2.36%    2.40%
         Common                                       2.10%    2.13%    4.54%
         Other Property and Equipment                 7.82%    8.61%    2.80%

         Amortization of regulatory assets is provided over the recovery period as specified in the related regulatory agreement. Goodwill associated with acquisitions is being amortized on a straight line basis over 20 years. Accumulated amortization of goodwill was $10 million and $1 million at December 31, 2000 and 1999, respectively.

         PECO's estimate of the costs for decommissioning its nuclear generating stations is currently included in regulated rates. The amounts recovered from customers are deposited in trust accounts and invested for funding of future costs for current plants. PECO accounts for the current period's cost of decommissioning its operating nuclear units by recording a charge to depreciation expense and a corresponding liability in accumulated depreciation. PECO believes that the amounts being recovered from customers through electric rates along with the earnings on the trust funds will be sufficient to fully fund its decommissioning obligations.

Capitalized Interest
         PECO uses SFAS No. 34, "Capitalizing Interest Costs," to calculate the costs during construction of debt funds used to finance its non-regulated construction projects. PECO recorded capitalized interest of $2 million, $6 million and $7 million in 2000, 1999 and 1998, respectively.

         Allowance for Funds Used During Construction (AFUDC) is the cost during the period of construction of debt and equity funds used to finance construction projects for regulated operations. AFUDC is recorded as a charge to Construction Work in Progress and as a non-cash credit to AFUDC which is included in Other Income and Deductions. The rates used for capitalizing AFUDC are computed under a method prescribed by regulatory authorities.

Income Taxes
         Deferred Federal and state income taxes are provided on all significant temporary differences between book bases and tax bases of assets and liabilities, transactions that reflect taxable income in a year different from book income and tax carryforwards. Investment tax credits previously utilized for income tax purposes have been deferred on PECO's Consolidated Balance Sheets and are recognized in book income over the life of the related property. PECO and its subsidiaries file a consolidated Federal income tax return with Exelon. Income taxes are allocated to PECO and each of its subsidiaries within the consolidated group based on the separate return method.

Gains and Losses on Reacquired Debt
         Gains and losses on reacquired debt are being recognized in PECO's Consolidated Statements of Income as incurred. Gains and losses on reacquired debt related to regulated operations incurred prior to January 1, 1998, have been deferred and are being amortized to interest expense over the period approved for ratemaking purposes.

Comprehensive Income
         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in PECO's Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

Cash and Cash Equivalents
         PECO considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities
         Marketable securities are classified as available-for-sale securities and are reported at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Unrealized gains and losses on marketable securities held in the nuclear decommissioning trust funds are reported in accumulated depreciation. At December 31, 2000 and 1999, PECO had no held-to-maturity or trading securities.

Property, Plant and Equipment
         Property, plant and equipment is recorded at cost. PECO evaluates the carrying value of property, plant and equipment and other long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The cost of maintenance, repairs and minor replacements of property are charged to maintenance expense as incurred.

         Upon retirement, the cost of regulated property plus removal costs less salvage value are charged to accumulated depreciation in accordance with the provisions of SFAS No. 71. For unregulated property, the cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts and included in the determination of the gain or loss on disposition.

Capitalized Software Costs
         Costs incurred during the application development stage of software projects for software which is developed or obtained for internal use are capitalized. At December 31, 2000 and 1999, capitalized software costs totaled $131 million and $105 million, respectively, net of $49 million and $32 million of accumulated amortization, respectively. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, not to exceed ten years.

Retail and Wholesale Energy Commitments
         In the normal course of business, PECO utilizes contracts for the forward sale and purchase of energy to manage the utilization of its available generating capability and provision of wholesale energy to its retail affiliates. PECO also utilizes energy option contracts and energy financial swap arrangements to limit the market price risk associated with the forward energy commodity contracts. Through December 31, 2000, PECO recognized any gains or losses on forward commodity contracts when the underlying transactions affect earnings. Revenues and expenses associated with market price risk management contracts are amortized over the terms of such contracts.

         At December 31, 2000, PECO's retail and wholesale activities included short-term and long-term commitments, which are carried at the lower of cost or market, to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. Revenue and expense associated with energy commitments are reported at the time the underlying physical transaction affects earnings.

Hedge Accounting
         Hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge, with respect to the hedged item. If a derivative instrument ceased to meet the criteria for deferral, any gains or losses are recognized in income.

New Accounting Pronouncements
         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date for SFAS No. 133 until fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 in the first quarter of 2001 will result in a cumulative after-tax increase in net income of $17 million and other comprehensive income of $21 million. The adoption will also impact the assets and liabilities recorded on the Consolidated Balance Sheets of PECO and may result in future earnings volatility. See Note 22 - Subsequent Events - Restructuring. The determination of the impact of SFAS No. 133 is based on current interpretations of SFAS No. 133, including interpretations of the Derivatives Implementation Group of the FASB, related to the treatment of electricity capacity contracts. If final guidance, when issued, changes the treatment of electricity capacity contracts, the effects of the implementation of SFAS No. 133 may differ from the amounts disclosed above.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No, 125." This new standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and should be applied prospectively. At December 31, 2000, PECO did not anticipate entering into any transactions that would be subject to the provisions of SFAS No. 140 when it becomes effective.

Reclassifications
         Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income.


2. Merger

         On October 20, 2000, Exelon became the parent corporation for each of PECO and Commonwealth Edison Company (ComEd) as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended (Merger Agreement), among PECO, Unicom Corporation (Unicom) and Exelon. Pursuant to the Merger Agreement, (a) each share of outstanding common stock of PECO was exchanged for one share of common stock of Exelon (Share Exchange) and (b) Unicom merged with and into Exelon (Merger and together with the Share Exchange, Merger Transaction). In the Merger Transaction, each share of the outstanding common stock of Unicom was converted into 0.875 shares of common stock of Exelon plus $3.00 in cash. Also pursuant to the Merger Agreement, PECO and Unicom repurchased approximately $1.5 billion of common stock prior to the closing of the Merger Transaction, with Unicom repurchasing approximately $1.0 billion of its common stock, and PECO repurchasing approximately $500 million of its common stock. As a result of the Share Exchange, Exelon became the owner of all of the common stock of PECO. As a result of the Merger, Unicom ceased to exist and its subsidiaries, including ComEd, became subsidiaries of Exelon.

         PECO's merger-related costs charged to expense in 2000 were $248 million consisting of $132 million of direct incremental costs and $116 million for employee costs. Direct incremental costs represent expenses directly associated with completing the Merger Transaction, including professional fees, regulatory approval and settlement costs, and settlement of compensation arrangements. Employee costs represent estimated severance payments and pension and postretirement benefits provided under Exelon's Merger Separation Plan (MSP) for eligible employees who are expected to be involuntarily terminated before October 2002 due to integration activities of the merged companies.

         Approximately 642 positions have been identified to be eliminated as a result of the Merger Transaction. PECO anticipates that $116 million of employee costs will be funded from its pension and postretirement benefit plans.


3. Acquisitions

Sithe Energies, Inc. Acquisition
         On December 18, 2000, PECO acquired 49.9% of the outstanding common stock of Sithe Energies, Inc. (Sithe) through an intercompany transaction with Exelon for $696 million in cash and $8 million of acquisition costs. The transaction includes an option to purchase the remaining common stock outstanding exercisable between December 2002 and December 2005, at a price to be determined based on prevailing market conditions. See Note 20 - Related-Party Transactions.

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

Exelon Infrastructure Services Acquisitions
         In 2000, EIS, an unregulated majority owned subsidiary of PECO, acquired the stock or assets of seven utility service contracting companies for an aggregate purchase price of approximately $245 million, net of cash acquired of $9 million, including EIS common stock valued at $14 million. The acquisitions were accounted for using the purchase method of accounting. The initial estimate of the excess of purchase price over the fair value of net assets acquired (goodwill) was approximately $216 million.

         The allocation of purchase price to the fair value of assets acquired and liabilities assumed in these acquisitions is as follows:


Current Assets (net of cash acquired)                 $ 63
Property, Plant and Equipment                           17
Goodwill                                               216
Current Liabilities                                    (51)
                                                     -----
Total                                                $ 245
                                                     =====

         Goodwill associated with these acquisitions is being amortized over 20 years.

         At December 31, 2000 and 1999, Current Assets includes $70 million and $48 million, respectively, of Costs and Earnings in Excess of Billings on uncompleted contracts and Current Liabilities includes $23 million and $9 million, respectively, of Billings and Earnings in Excess of Costs on uncompleted contracts, related to EIS.

AmerGen Energy Company, LLC
         In August 2000, AmerGen completed the purchase of Oyster Creek Nuclear Generating Facility (Oyster Creek) from GPU, Inc. (GPU) for $10 million. Under the terms of the purchase agreement, GPU agreed to fund outage costs not to exceed $89 million, including the cost of fuel, for a refueling outage that occurred in 2000. AmerGen will repay these costs to GPU in nine equal annual installments beginning in August 2001. In addition, AmerGen assumed full responsibility for the ultimate decommissioning of Oyster Creek. At the closing of the sale, GPU provided funding for the decommissioning trust of $440 million. In conjunction with this acquisition, AmerGen has received a fully funded decommissioning trust fund which has been computed assuming the anticipated costs to appropriately decommission Oyster Creek discounted to net present value using the NRC's mandated rate of 2%. AmerGen believes that the amount of the trust fund and investment earnings thereon will be sufficient to meet its decommissioning obligation. GPU is purchasing the electricity generated by Oyster Creek pursuant to a three-year power purchase agreement.


4. Accounting Change

         During the fourth quarter of 2000, as a result of the synchronization of accounting policies with Unicom in connection with the Merger Transaction, PECO changed its method of accounting for nuclear outage costs to record such costs as incurred. Previously, PECO accrued these costs over the operating cycle. As a result of the change in accounting method for nuclear outage costs, PECO recorded income of $24 million, net of income taxes of $16 million. The change is reported as a cumulative effect of a change in accounting principle on PECO's Consolidated Statements of Income as of December 31, 2000, representing the balance of the nuclear outage cost reserve at January 1, 2000. Exclusive of the cumulative effect of a change in accounting principle, the change in accounting method for nuclear outage costs did not have a material impact on PECO's financial position, results of operations or cash flows in 2000. On a pro forma basis, PECO reported net income for 1999 and 1998 would have been decreased by $6 million and increased by $11 million, respectively.


5. Regulatory Issues

         In addition to retail competition for generation services, PECO's 1998 settlement of its restructuring case mandated by the Competition Act required PECO to provide generation services to customers who do not or cannot choose an alternate supplier through December 31, 2010 and established caps on generation and distribution rates. The settlement also authorized PECO to recover $5.3 billion of stranded costs and to securitize a portion of its stranded cost recovery.

Customer Choice
         The PUC's Final Restructuring Order provided for the phase-in of customer choice of electric generation supplier (EGS) for all customers: one-third of the peak load of each customer class on January 1, 1999; one-third on January 2, 1999; and the remaining one-third on January 1, 2000. The Final Restructuring Order also established market share thresholds to ensure that a minimum number of residential and commercial customers choose an EGS or a PECO affiliate. If less than 35% and 50% of residential and commercial customers have chosen an EGS, including residential customers assigned to an EGS as a provider of last resort default supplier, by January 1, 2001 and January 1, 2003, respectively, the number of customers sufficient to meet the necessary threshold levels shall be randomly selected and assigned to an EGS through a
PUC-determined process. On January 1, 2001, the 35% threshold was met for all three customer classes as a result of agreements assigning customers to New Power Company and Green Mountain as providers of last resort default service. At December 31, 2000, approximately 18% of PECO's residential load, 46% of its commercial load and 42% of its industrial load were purchasing generation from an alternative generation supplier.

Rate Reductions and Caps
         Under the Final Restructuring Order, retail electric rates were capped at year-end 1996 levels (system-wide average of 9.96 cents/kilowatt-hour (kWh)) through June 2005. The Final Restructuring Order required PECO to reduce its retail electric rates by 8% from the 1996 system-wide average rate on January 1, 1999. This rate reduction decreased to 6% on January 1, 2000 until January 1, 2001. The transmission and distribution rate component was capped at a system-wide average rate of 2.98 cents/kWh through June 30, 2005. Additionally, generation rate caps, defined as the sum of the applicable transition charge and energy and capacity charge, will remain in effect through 2010.

         On March 16, 2000, the PUC issued an order authorizing PECO to securitize up to an additional $1 billion of its authorized stranded costs recovery. In accordance with the terms of that order, PECO will provide its retail customers with rate reductions in the total amount of $60 million beginning on January 1, 2001. This rate reduction will be effective for calendar year 2001 only.

         Under a comprehensive settlement agreement in connection with achieving regulatory approval of the Merger Transaction, PECO agreed to $200 million in rate reductions for all customers in Pennsylvania over the period January 1, 2002 through 2005 and extended the rate caps on PECO's retail electric distribution charges through December 31, 2006.


6. Supplemental Financial Information

Supplemental Income Statement Information

Taxes Other Than Income
                             For the Years Ended December 31,
                             --------------------------------
                         2000                1999              1998
                         ----                ----              ----
Gross receipts           $144                $155              $156
Real estate                45                  72                51
Payroll                    27                  28                30
Other                      21                   7                43
                       ------              ------            ------
Total                    $237                $262              $280
                       ======              ======            ======

Other, Net

                                               For the years ended December 31,
                                               --------------------------------
                                               2000         1999         1998
                                               ----         ----         ----
Interest income                                $ 50         $ 52         $ 26
Gain (loss) on disposition of assets, net       (20)          (1)          (5)
Settlement of power purchase agreement            6           --           14
AFUDC                                             2            4            4
Other                                             3            4          (38)
                                               ----         ----         ----
Total                                          $ 41         $ 59         $  1
                                               ====         ====         ====


Supplemental Cash Flow Information
                                           For the years ended December 31,
                                            2000        1999        1998
                                            ----        ----        ----
Cash paid during the year:
Interest (net of amount capitalized)        $431        $350        $385
Income taxes (net of refunds)               $261        $304        $347
Noncash investing and financing:
  Investment in Sithe                       $696          --          --
  Issuance of EIS stock                     $ 14        $ 11          --
  Capital lease obligations incurred          --          --        $ 38

Depreciation and amortization:
  Property, plant and equipment             $229        $207        $190
  Nuclear fuel                               112         104          62
  Regulatory assets                           57          --         424
  Decommissioning                             29          29          29
  Goodwill                                    10           1          --
  Leased property                             --          17          60
                                            ----        ----        ----
                                            $437        $358        $765
                                            ====        ====        ====


Supplemental Balance Sheet Information

Investments
                                                    December 31,
                                               2000              1999
                                               ----              ----
Investment in Sithe                            $704            $   --
Energy services and other ventures               64                57
Investment in AmerGen                            44                40
Communications ventures                          35                24
Marketable securities                            --                 9
                                            -------          --------
Total                                          $847              $130
                                            =======          ========

Regulatory Assets
                                                         December 31,
                                                     2000               1999
                                                     ----               ----
Competitive transition charge                     $ 5,218            $ 5,275
Recoverable deferred income taxes (see Note 12)       661                638
Loss on reacquired debt                                64                 71
Compensated absences                                    5                  4
Non-pension postretirement benefits                    78                 84
                                                  -------            -------
       Long-Term Regulatory Assets                  6,026              6,072
Deferred energy costs (current asset)                  86                  7
                                                  -------            -------
       Total                                      $ 6,112            $ 6,079
                                                  =======            =======

         At December 31, 2000 and 1999, the Competitive Transition Charge (CTC) includes the unamortized balance of $4.8 billion and $3.9 billion, respectively, of Intangible Transition Property (ITP) sold to PECO Energy Transition Trust
(PETT) in connection with the securitization of PECO's stranded cost recovery. ITP represents the irrevocable right of PECO or its assignee to collect non-bypassable charges from customers to recover stranded costs. During 2000, PECO securitized an additional $1 billion of its authorized stranded cost recovery, and accordingly converted an additional $1 billion of CTC to ITP.


7. Accounts Receivable

         Accounts receivable -- Customer at December 31, 2000 and 1999 included unbilled operating revenues of $180 million and $153 million, respectively. The allowance for uncollectible accounts at December 31, 2000 and 1999 was $131 million and $112 million, respectively.

         Accounts receivable -- Other at December 31, 2000 and 1999 included notes receivable from a communications investment in the amount of $153 million. The average interest rate on the notes receivable was 6.22% and 5.66% at December 31, 2000 and 1999, respectively. Interest income related to the notes receivable was $10 million and $6 million in 2000 and 1999, respectively.

         PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. At December 31, 2000, PECO had sold a $225 million interest in accounts receivable, consisting of a $185 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $40 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. See Note 11 -- Long-Term Debt. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires PECO to deposit cash in order to satisfy such requirements. At December 31, 2000 and 1999, PECO met this requirement and was not required to make any cash deposits.

8. Property, Plant and Equipment

         A summary of property, plant and equipment by classification as of December 31, 2000 and 1999 is as follows:

                                                               2000              1999
                                                               ----              ----
Electric -- Transmission & Distribution                        $3,836           $3,953
Electric -- Generation                                          2,086            1,942
Gas                                                             1,181            1,176
Common                                                            408              408
Nuclear Fuel                                                    1,664            1,551
Construction Work in Progress                                     498              232
Leased Property                                                     2                2
Other Property, Plant and Equipment                               197              152
                                                               ------           ------
   Total Property, Plant and Equipment                          9,872            9,416
Less Accumulated Depreciation (including accumulated
   amortization of nuclear fuel of $1,445 and $1,281 in
   2000 and 1999, respectively)                                 4,714            4,412
                                                               ------           ------
Property, Plant and Equipment, net                             $5,158           $5,004
                                                               ======           ======



9. Jointly Owned Electric Utility Plant

PECO's ownership interests in jointly owned electric utility plant at December 31, 2000, were as follows:

                                               Production Plants                       Transmission
                           Peach Bottom       Salem      Keystone    Conemaugh       and Other Plant
Operator                       PECO           PSEG         Sithe       Sithe            Various Co.
--------                       ----           ----         -----       -----            -----------
Participating interest        46.25%         42.59%       20.99%      20.72%            21% to 43%
PECO's share:
Utility plant                   $378          $  3         $120        $190               $ 80
Accumulated depreciation        $214          $  3         $ 94        $118               $ 31
Construction work in progress   $ 41          $ 41         $  4        $ 10               $ --

         PECO's undivided  ownership interests are financed with PECO funds and,
when  placed  in  service,   all   operations  are  accounted  for  as  if  such
participating interests were wholly owned facilities.

         On September 30, 1999, PECO reached an agreement to purchase an additional 7.51% ownership interest in Peach Bottom Atomic Power Station (Peach Bottom) from Atlantic City Electric Company and Delmarva Power & Light Company for $18 million. On December 24, 2000, PECO completed the purchase of Delmarva Power & Light Company's 3.755% interest in Peach Bottom for $9 million. The purchase of Atlantic City Electric Company's ownership interest is still pending regulatory approval which is expected in 2001.


10. Notes Payable - Banks

                                                    2000      1999      1998
                                                    ----      ----      ----
Average borrowings                                  $186      $242      $209
Average interest rates, computed on daily basis     6.62%     5.62%     5.83%
Maximum borrowings outstanding                      $500      $728      $525
Average interest rates, at December 31              7.18%     6.80%     6.17%

         PECO, along with Exelon and ComEd, entered into a $2 billion unsecured revolving credit facility on December 20, 2000 with a group of banks. PECO has an $800 million sublimit under the 364-day facility and expects to use the credit facility principally to support its $800 million commercial paper program. At December 31, 2000 and 1999, the amount of commercial paper outstanding was $161 million and $142 million, respectively. At December 31, 1999, PECO had $21 million of borrowings on lines of credit.


11. Long-Term Debt

                                                                      Maturity         At December 31,
                                                        Rates           Date          2000       1999
                                                        -----           ----          ----       ----
PETT Transition Bonds Series 1999-A:
         Fixed rates                                 5.48%-6.13%    2001-2008(a)    $2,706     $2,826
         Floating rates                             6.955%-7.03%    2004-2007(a)     1,132      1,132

PETT Transition Bonds Series 2000-A:                 7.18%-7.65%    2001-2009(a)     1,000         --

First and Refunding Mortgage Bonds (b) (c):
         Fixed rates                                5.625%-10.25%     2001-2024      1,148      1,538
         Floating rates                                 4.28%         2011-2015        154        154

Notes payable                                           7.25%         2003-2004         14         38
Pollution control notes:
         Floating rates                                 4.28%         2012-2034        369        369

Notes payable - accounts
      receivable agreement                              6.66%           2005            40         49
                                                                                  --------   --------
Total Long-Term Debt (d)                                                             6,563      6,106
      Unamortized debt discount and premium, net                                        (8)        (9)
      Due within one year                                                             (553)      (128)
                                                                                 ---------   --------
Long-Term Debt                                                                      $6,002     $5,969
                                                                                 =========   ========

(a) The maturity date represents the expected final payment date which is the date when all principal and interest of the related class of transition bonds is expected to be paid in full in accordance with the expected amortization schedule for the applicable class. The date when all principal and interest must be paid in full for the PETT Series 1999-A Transition Bonds and 2000-A Transition Bonds are 2003 through 2009 and 2003 through 2010, respectively. The current portion of transition bonds is based upon the expected maturity date.

(b) Utility plant of PECO is subject to the lien of its mortgage indenture.

(c) Includes first mortgage bonds issued under the PECO mortgage indenture securing pollution control notes.

(d) Long-term debt maturities in the period 2001 through 2005 and thereafter are as follows:

           2001                   $    553
           2002                        639
           2003                        920
           2004                        518
           2005                        617
           Thereafter                3,316
                                  --------
           Total                    $6,563
                                    ======

         In 1999, PECO entered into treasury forwards associated with the anticipated issuance of Series 2000-A Transition Bonds. On May 2, 2000, these instruments were settled with net proceeds to the counterparties of $13 million which has been deferred and is being amortized over the life of the Series 2000-A Transition Bonds as an increase to interest expense consistent with PECO's hedge accounting policy. In 1998, PECO entered into treasury forwards and forward starting interest rate swaps to manage interest rate exposure associated with the anticipated issuance of Series 1999-A Transition Bonds. On March 18, 1999, these instruments were settled with net proceeds to PECO of $80 million which were deferred and are being amortized over the life of the Series 1999-A Transition Bonds as a reduction of interest expense consistent with PECO's hedge accounting policy. At December 31, 2000 and 1999, the unamortized net gain was $51 million and $71 million, respectively.

         In 2000, 1999 and 1998, PECO incurred extraordinary charges aggregating $6 million ($4 million, net of tax), $62 million ($37 million, net of tax) and $34 million ($20 million, net of tax), respectively, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.


12. Income Taxes

Income tax expense (benefit) is comprised of the following components:

                                                  For the Year Ended December 31,
                                             2000              1999              1998
--------------------------------------------------------------------------------------
Included in operations:
Federal
     Current                                 $ 181           $  293            $  358
     Deferred                                   91                6              (109)
     Investment tax credit, net                (15)             (14)              (18)
State
     Current                                     2               72                95
     Deferred                                   11                1                (6)
                                           --------         --------         ---------
                                             $ 270           $  358            $  320
                                           ========         ========         =========

Included in extraordinary item:
Federal
     Current                                 $  (2)          $  (19)           $  (11)
State
     Current                                    --               (6)               (3)
                                           --------         --------         ---------
                                             $  (2)          $  (25)           $  (14)
                                           ========         ========         =========

Included in cumulative effect of a change in accounting principle:
Federal
     Deferred                              $    13          $    --          $     --
State
     Deferred                                    3               --                --
                                           --------         --------         ---------
                                           $    16          $    --          $     --
                                           ========         ========         =========

The total income tax provisions, excluding extraordinary items and cumulative effect of a change in accounting principle, differed from amounts computed by applying the federal statutory tax rate to pretax income as follows:

                                                 For the Year Ended December 31,
                                             2000              1999              1998
-------------------------------------------------------------------------------------
Income Before Extraordinary Items and
Cumulative Effect of a Change in
    Accounting Principle                     $ 487            $ 619             $ 533
Income Taxes                                   270              358               320
                                             -----            -----             -----
Income Before Income Taxes,
    Extraordinary Items and Cumulative
    Effect of a Change in Accounting
      Principle                              $ 757            $ 977             $ 853
                                             =====            =====             =====
Income taxes on above at Federal
  statutory rate of 35%                      $ 265            $ 342             $ 299
Increase (decrease) due to:
    Property basis differences                   5               (8)              (10)
    State income taxes, net of Federal income
      tax benefit                                9               46                58
    Amortization of investment tax credit      (15)             (14)              (18)
    Prior period income taxes                    4               (7)              (13)
    Other, net                                   2               (1)                4
                                            ------           -------           ------
Income Taxes                                 $ 270            $ 358             $ 320
                                             =====            =====             =====
Effective income tax rate                    35.7%            36.6%             37.5%
                                             =====            =====             =====

Provisions for deferred income taxes consist of the tax effects of the following temporary differences:

                                                 For the Year Ended December 31,
                                             2000              1999               1998
-------------------------------------------------------------------------------------
Depreciation and amortization                $ 135            $  23              $ 140
Deferred generation charges recoverable        (23)              --               (175)
Transition bond hedge                           29              (29)                --
Deferred energy costs                           10               (9)                (2)
Retirement and separation programs             (39)               7                (51)
Merger cost                                    (25)              --                 --
Alternative minimum tax credits                 (3)              --                (42)
Other                                           18               15                 15
                                            ------           ------            -------
      Subtotal                                 102                7               (115)
Cumulative effect of a change in
     accounting principle                       16               --                 --
                                            ------          -------           --------
Total                                         $118           $    7              $(115)
                                            ======          =======           ========

The tax effect of temporary differences giving rise to PECO's net deferred tax liability as of December 31, 2000 and 1999 is as follows:

                                                              2000               1999
                                                              ----               ----
Nature of temporary difference:
Plant basis difference                                       $2,839            $2,703
Deferred investment tax credit                                  271               286
Deferred debt refinancing costs                                  34                37
Deferred pension and postretirement obligations                (187)             (148)
Other, net                                                     (127)             (167)
                                                             ------            ------
     Deferred income taxes (net) on the balance sheet        $2,830            $2,711
                                                             ======            ======

         In accordance with SFAS No. 71, PECO has recorded a recoverable deferred income tax asset of $661 million and $638 million at December 31, 2000 and 1999, respectively. These balances are applicable only to regulated assets, as a result of the discontinuance of SFAS No. 71 for PECO's electric generation operations. These recoverable deferred income taxes include the deferred tax effects associated principally with liberalized depreciation accounted for in accordance with the ratemaking policies of the PUC, as well as the revenue impacts thereon, and assume continued recovery of these costs in future rates.

         The Internal Revenue Service is currently auditing PECO's Federal tax returns for 1996 through 1999. The current audits are not expected to have a material adverse effect on the financial condition or results of operations of PECO.

13. Retirement Benefits

         PECO and its subsidiaries have a defined benefit pension plan and postretirement benefit plans applicable to essentially all employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                                                             Pension Benefits         Other Postretirement Benefits
                                                                           2000           1999             2000            1999
                                                                         -------         -------         -------         -------
Change in Benefit Obligation:
Net benefit obligation at beginning of year                              $ 2,054         $ 2,310         $   798         $   848
Service cost                                                                  24              29              18              19
Interest cost                                                                158             154              66              57
Plan amendments                                                               --              25              --              --
Actuarial (gain)loss                                                         140            (300)             69             (77)
Curtailments/Settlements                                                     (74)             --               4              --
Special termination benefits                                                  96              --              11              --
Gross benefits paid                                                         (168)           (164)            (44)            (49)
                                                                         -------         -------         -------         -------

Net benefit obligation at end of year                                    $ 2,230         $ 2,054         $   922         $   798
                                                                         =======         =======         =======         =======

Change in Plan Assets:
Fair value of plan assets at beginning of year                           $ 2,982         $ 2,745         $   244         $   223
Actual return on plan assets                                                 190             400               8              20
Employer contributions                                                         1               1              54              50
Plan participants' contributions                                              --              --               1              --
Gross benefits paid                                                         (168)           (164)            (44)            (49)
                                                                         -------         -------         -------         -------
 Fair value of plan assets at end of year                                $ 3,005         $ 2,982         $   263         $   244
                                                                         =======         =======         =======         =======


Funded status at end of year                                             $   775         $   928         $  (659)        $  (554)
Unrecognized net actuarial (gain)loss                                       (960)         (1,129)             36             (43)
Unrecognized prior service cost                                               77              85              --              --
Unrecognized net transition obligation (asset)                               (21)            (26)            122             154
                                                                         -------         -------         -------         -------

Net amount recognized at end of year                                     $  (129)        $  (142)        $  (501)        $  (443)
                                                                         =======         =======         =======         =======

Amounts recognized in the consolidated balance sheets consist of:
 Prepaid benefit cost                                                    $   152         $    71               4             N/A
 Accrued benefit cost                                                       (281)           (213)           (505)           (443)
                                                                         -------         -------         -------         -------
Net amount recognized at end of year                                     $  (129)        $  (142)        $  (501)        $  (443)
                                                                         =======         =======         =======         =======

                                                      Pension Benefits                Other Postretirement Benefits
                                                    --------------------        ----------------------------------------
                                                    2000    1999    1998        2000             1999               1998
                                                    ----    ----    ----        ----             ----               ----
Weighted-average assumptions as of December 31,
Discount rate                                       7.60%   8.00%   7.00%        7.60%           8.00%              7.00%
Expected return on plan assets                      9.50%   9.50%   9.50%        8.00%           8.00%              8.00%
Rate of compensation increase                       5.00%   5.00%   5.00%        4.30%           5.00%              5.00%
Health care cost trend on covered charges            N/A     N/A     N/A         7.00%           8.00%              6.50%
                                                                              decreasing        decreasing        decreasing
                                                                              to ultimate       to ultimate       to ultimate
                                                                              trend of 5.0%     trend of 5.0%     trend of 5.0%
                                                                              in 2005           in 2006           in 2002

                                                      Pension Benefits                Other Postretirement Benefits
                                                    --------------------        ----------------------------------------
                                             2000          1999         1998          2000           1999          1998
                                             ----          ----         ----          ----           ----          ----
Components of net periodic benefit
 cost (benefit):
Service cost                                  $25           $29           $30           $18           $19           $18
Interest cost                                 158           154           154            66            57            54
Expected return on assets                    (238)         (222)         (210)          (18)          (16)          (13)
Amortization of:
 Transition obligation (asset)                 (5)           (4)           (5)           12            12            15
 Prior service cost                             7             5             6            --            --            --
 Actuarial (gain)loss                         (26)           (8)           (7)           --            --            --
Curtailment charge (credit)                   (12)           --           (62)           24            --            53
Settlement charge (credit)                    (16)           --           (13)           --            --            --
                                            -----         -----         -----         -----         -----         -----
 Net periodic benefit cost (benefit)        $(107)         $(46)        $(107)         $102           $72          $127
                                            =====         =====         =====         =====         =====         =====

Special termination benefit charge            $96         $  --          $114           $11         $  --           $30
                                            =====         =====         =====         =====         =====         =====


Sensitivity of retiree welfare results:
Effect of a one percentage point increase in assumed health care cost trend
  on total service and interest cost components                                 $    11
  on postretirement benefit obligation                                          $   102
Effect of a one percentage point decrease in assumed health care cost trend
   on total service and interest cost components                                $    (9)
   on postretirement benefit obligation                                         $   (85)

         Prior service cost is amortized on a straight line basis over the average remaining service period of employees expected to receive benefits under the plans.

         During 2000, costs were recognized for special termination benefits in connection with the enhanced retirement and severance benefits provided to employees expected to be terminated as a result of the Merger Transaction. Special termination benefits of $96 million represent PECO's accelerated separation and enhanced benefits under the MSP. In addition, PECO recognized settlement and curtailment credits of $28 million in connection with the MSP. During 1999, all retirees and beneficiaries who began receiving benefit payments prior to January 1, 1994 were granted a cost-of-living adjustment resulting in a $25 million increase in the projected benefit obligation. During 1998, costs were recognized for special termination benefits in connection with the retirement incentives and enhanced severance benefits provided under the Early Retirement and Separation Program.

         PECO provides certain health care and life insurance benefits for retired employees. PECO employees become eligible for these benefits if they retire from PECO with ten years of service. Certain benefits for active employees are provided by several insurance companies whose premiums are based upon the benefits paid during the year.

         PECO sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pretax income in accordance with specified guidelines. PECO matches a percentage of the employee contribution up to certain limits. The cost of PECO's matching contribution to the savings plans totaled $11 million, $7 million, and $7 million in 2000, 1999, and 1998, respectively.

14. Preferred and Preference Stock

         At December 31, 2000 and 1999, Series Preference Stock, no par value, consisted of 100,000,000 shares authorized, of which no shares were outstanding. At December 31, 2000 and 1999, cumulative Preferred Stock, no par value, consisted of 15,000,000 shares authorized and the amounts set forth below:

                                                                     At December 31,
                                                         --------------------------------------------
                                            Current      Shares Outstanding              Amount
                                            Redemption   ------------------             -------
                                            Price (a)     2000         1999          2000       1999
                                            ---------     ----         ----          ----       ----
Series (without mandatory redemption)
$4.68                                        $104.00      150,000     150,000        $ 15         $ 15
$4.40                                        $112.50      274,720     274,720          27           27
$4.30                                        $102.00      150,000     150,000          15           15
$3.80                                        $106.00      300,000     300,000          30           30
$7.48                                        (b)          500,000     500,000          50           50
                                                        ---------   ---------         ---          ---
                                                        1,374,720   1,374,720         137          137
Series (with mandatory redemption)
$6.12                                        (c)          370,800     556,200          37           56
                                                        ---------   ---------         ---          ---
Total preferred stock                                   1,745,520   1,930,920        $174         $193
                                                        =========   =========         ===          ===

(a) Redeemable, at the option of PECO, at the indicated dollar amounts per share, plus accrued dividends.
(b) None of the shares of this series are subject to redemption prior to April 1, 2003.
(c) PECO exercised its right to double (to 370,800 shares, from the original 185,400 share requirement) the first annual sinking fund requirement for the $6.12 Series on August 2, 1999. PECO made the annual sinking fund payment of $18.5 million on August 2, 2000. Future annual sinking fund requirements in 2001 and 2002 are $18.5 million.


15. Company-Obligated Mandatorily Redeemable Preferred Securities of a
Partnership

         At December 31, 2000 and 1999, PECO Energy Capital, L.P. (Partnership), a Delaware limited partnership of which a wholly owned subsidiary of PECO is the sole general partner, had outstanding Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) as set forth in the following table:

                                                                        At December 31,
                                                           ---------------------------------------
                     Mandatory                             Trust Receipts Outstanding      Amount
                    Redemption Distribution  Liquidation   --------------------------      -------
Series                  Date      Rate        Value        2000        1999        2000      1999
------                  ----      ----        -----        ----        ----        ----      ----
PECO Energy
  Capital Trust II      2037      8.00%         $ 25      2,000,000  2,000,000    $  50     $  50
PECO Energy
  Capital Trust III     2028      7.38%       $1,000         78,105     78,105       78        78
                                                          ---------  ---------    -----     ------
Total                                                     2,078,105  2,078,105    $ 128     $  128
                                                          =========  =========    =====     ======

         The securities issued by the PECO trusts represent COMRPS having a distribution rate and liquidation value equivalent to the trust securities. The COMRPS are the sole assets of these trusts and represent limited partnership interests of the Partnership. Each holder of a trust's securities is entitled to withdraw the corresponding number of COMRPS from the trust in exchange for the trust securities so held. Each series of COMRPS is supported by PECO's deferrable interest subordinated debentures, held by the Partnership, which bear interest at rates equal to the distribution rates on the related series of COMRPS.

         The interest expense on the debentures is included in Other Income and Deductions in PECO's Consolidated Statements of Income and is deductible for tax purposes.

16. Common Stock

         At December 31, 2000 and 1999, common stock without par value consisted
of  500,000,000   shares  authorized  and  170,478,507  and  181,271,692  shares outstanding, respectively.

Stock Repurchase

         In January 2000, in connection with the Merger Agreement, PECO entered into a forward purchase agreement to purchase $500 million of its common stock from time to time. Settlement of this forward purchase agreement was, at PECO's election, on a physical, net share or net cash basis. In May 2000, PECO utilized the proceeds from the securitization of a portion of its stranded cost recovery to physically settle this agreement, resulting in the repurchase of 12 million shares of common stock for $496 million. In connection with the settlement of this agreement, PECO received $1 million in accumulated dividends on the repurchased shares and paid $6 million of interest.

         During 1997, PECO's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open-market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC. Pursuant to these authorizations, PECO entered into forward purchase agreements to be settled from time to time, at PECO's election, on a physical, net share or net cash basis. PECO utilized the proceeds from the securitization of a portion of its stranded cost recovery in the first quarter of 1999 to physically settle these agreements, resulting in the purchase of 21 million shares of common stock for $696 million. In connection with the settlement of these agreements, PECO received $18 million in accumulated dividends on the repurchased shares and paid $6 million of interest.


17. Financial Instruments

         Fair values of financial instruments, including liabilities, are estimated based on quoted market prices for the same or similar issues. The carrying amounts and fair values of PECO's financial instruments as of December 31, 2000 and 1999 were as follows:

                                                   2000                         1999
                                         -----------------------       ------------------------
                                          Carrying                     Carrying
                                          Amount       Fair Value      Amount       Fair Value
Non-derivatives:
Assets
     Cash and cash equivalents              $  303        $  303        $  228        $  228
     Trust accounts for decommissioning
       nuclear plants                       $  440        $  440        $  408        $  408
     Marketable securities                      --            --        $    9        $    9
Liabilities
     Long-term debt (including amounts due
       within one year)                     $6,555        $6,797        $6,097        $5,822
COMRPS                                      $  128        $  122        $  128        $  117
Mandatorily Redeemable Preferred Stock         $37           $30           $56           $43
Derivatives:
     Interest rate swaps                        --          $(19)           --           $36
     Forward interest rate swaps                --          $ 40            --           $66

         Financial instruments which potentially subject PECO to concentrations of credit risk consist principally of cash equivalents and customer accounts receivable. PECO places its cash equivalents with high-credit quality financial institutions. Generally, such investments are in excess of the Federal Deposit

Insurance Corporation limit. Concentrations of credit risk with respect to customer accounts receivable are limited due to PECO's large number of customers and their dispersion across many industries.

         The fair value of derivatives generally reflects the estimated amounts that PECO would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotes are available for all of PECO's derivatives.

         PECO has entered into interest rate swaps relating to two classes of floating rate transition bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. PECO has also entered into forward starting interest rate swaps relating to two classes of floating rate transition bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.01%. In anticipation of the refinancing of a portion of its two variable rate series of transition bonds in the first quarter of 2001, PECO settled $318 million of the forward starting interest rate swaps in December 2000. The notional amount of derivatives do not represent amounts that are exchanged by the parties and, thus, are not a measure of PECO's exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates.

         PECO would be exposed to credit-related losses in the event of non-performance by the counterparties that issued the derivative instruments. PECO does not expect that counterparties to the interest rate swaps will fail to meet these obligations, given their high credit ratings. The credit exposure of derivatives contracts is represented by the fair value of contracts at the reporting date. PECO's interest rate swaps are documented under master agreements. Among other things, these agreements provide for a maximum credit exposure for both parties. Payments are required by the appropriate party when the maximum limit is reached.

18. Commitments and Contingencies

Capital Commitments
         PECO estimates that it will spend approximately $260 million for capital expenditures and other investments in 2001.

Nuclear Insurance
         The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. The current limit is $9.5 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. Through its subsidiaries, PECO carries the maximum available commercial insurance of $200 million and the remaining $9.3 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $89 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.

         PECO carries property damage, decontamination and premature decommissioning insurance for each station loss resulting from damage to its nuclear plants. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which PECO is required by the Nuclear Regulatory Commission
(NRC) to maintain, to provide for decommissioning the facility. PECO is unable to predict the timing of the availability of insurance proceeds to PECO and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, PECO could be assessed up to $20 million for losses incurred at any plant insured by the insurance companies. PECO is self-insured to the extent that any losses may exceed the amount of insurance maintained. Such losses could have a material adverse effect on PECO's financial condition and results of operations.

         Additionally, through its subsidiaries, PECO is a member of an industry mutual insurance company that provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. PECO's maximum share of any assessment is $8 million per year.

         In addition, PECO participates in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by a nuclear energy accident. This program was modified, effective January 1, 1998, to provide coverage to all workers whose "nuclear-related employment" began on or after the commencement date of reactor operations. PECO will not be liable for a retrospective assessment under this new policy. However, in the event losses incurred under the small number of policies in the old program exceed accumulated reserves, a maximum retroactive assessment of up to $12 million could apply.

See Note 22 - Subsequent Events - Restructuring.

Nuclear Decommissioning and Spent Fuel Storage
         PECO's current estimate of its nuclear facilities' decommissioning cost is $1.7 billion. Decommissioning costs are recoverable through regulated rates. Under rates in effect through December 31, 2000, PECO collected and expensed approximately $29 million in 2000 from customers which was accounted for as a component of depreciation expense and accumulated depreciation. At December 31, 2000 and 1999, $412 million and $383 million, respectively, were included in accumulated depreciation. In order to fund future decommissioning costs, at December 31, 2000 and 1999, PECO held $440 million and $408 million, respectively, in trust accounts which are included as Investments in PECO's Consolidated Balance Sheets and include both net unrealized and realized gains. Net unrealized gains of $41 million and $45 million, respectively, were recognized in accumulated depreciation in PECO's Consolidated Balance Sheets at December 31, 2000 and 1999, respectively. Net realized gains of $10 million and $14 million were also recognized in accumulated depreciation in PECO's Consolidated Balance Sheets at December 31, 2000 and 1999, respectively. PECO believes that the amounts being recovered from customers through regulated rates and earnings on nuclear decommissioning trust funds will be sufficient to fully fund the unrecorded portion of its decommissioning obligation.

         Under the Nuclear Waste Policy Act of 1982 (NWPA), the U.S. Department of Energy (DOE) is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste
(SNF). PECO, as required by the NWPA, signed a contract with the DOE (Standard Contract) to provide for disposal of SNF from their respective nuclear generating stations. In accordance with the NWPA and the Standard Contract, PECO pays the DOE one mill ($.001) per kilowatt-hour of net nuclear generation for the cost of nuclear fuel long-term storage and disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. The NWPA and the Standard Contract required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 1998. The DOE, however, failed to meet that deadline and its performance is expected to be delayed significantly. The DOE's current estimate for opening an SNF facility is 2010. This extended delay in SNF acceptance by the DOE has led to PECO's consideration of additional dry storage alternatives.

         In July 2000, PECO entered into an agreement with the DOE relating to the Peach Bottom nuclear generating station to address the DOE's failure to begin removal of SNF in January 1998 as required by the Standard Contract. Under that agreement, the DOE agrees to provide PECO with credits against PECO's future contributions to the nuclear waste fund over the next ten years to compensate PECO for SNF storage costs incurred as a result of the DOE's breach of the contract. The agreement also provides that, upon PECO's request, the DOE will take title to the SNF and the interim storage facility at Peach Bottom provided certain conditions are met. In November 2000, eight utilities with nuclear power plants filed a Joint Petition for Review against the DOE with the United States Court of Appeals for the Eleventh Circuit seeking to invalidate that portion of the agreement providing for credits to PECO against nuclear waste fund payments on the ground that such provision is a violation of the NWPA. PECO has intervened as a defendant in that case, which is ongoing.

See Note 22 - Subsequent Events - Restructuring.

Energy Commitments
         PECO's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity, and long, intermediate and short-term contracts. PECO maintains a net positive supply of energy and capacity, through ownership of generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. PECO has also contracted for access to additional generation through bilateral long-term power purchase agreements. These agreements are firm commitments related to power generation of specific generation plants and/or are dispatchable in nature - similar to asset ownership. PECO enters into power purchase agreements with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to its customers. PECO has also purchased firm transmission rights to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs. The intent and business objective for the use of its capital assets and contracts is to provide PECO with physical power supply to enable it to deliver energy to meet customer needs. Except for hedging purposes, PECO does not use financial contracts in its wholesale marketing activities. In 2001, PECO anticipates the use of financial contracts to manage the risk surrounding trading for profit activities.

         PECO has entered into bilateral long-term contractual obligations for sales of energy to load-serving entities, including electric utilities, municipalities, electric cooperatives, and retail load aggregators. PECO also enters into contractual obligations to deliver energy to wholesale market participants who primarily focus on the resale of energy products for delivery. PECO provides delivery of its energy to these customers through access to its transmission assets or rights for firm transmission.

         In addition, PECO has entered into long-term power purchase agreements with Independent Power Producers (IPP) under which PECO makes fixed capacity payments to the IPP in return for exclusive rights to the energy and capacity of the generating units for a fixed period. The terms of the long-term power purchase agreements enable PECO to supply the fuel and dispatch energy from the plants.

         At December 31, 2000, PECO had long-term commitments, in millions of megawatt-hours (MWh) and dollars, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the tables below:

                                    Power Only
                     -------------------------------------------
                         Purchases                   Sales
                         ---------                   -----
                       MWh    Dollars           MWh      Dollars
                       ---    -------           ---      -------
  2001                  16      $335             27     $   705
  2002                   9       131             10         257
  2003                   7        94              9         228
  2004                   5        71              4         110
  2005                   4        61              4         109
  Thereafter             5        81              3          72
                                ----                     ------
  Total                         $773                     $1,481
                                ====                     ======

              Capacity          Capacity       Transmission
              Purchases           Sales      Rights Purchases
             in Dollars        in Dollars       in Dollars
             ----------        ----------       ----------
  2001         $  167             $  32              $  100
  2002            307                21                  35
  2003            334                16                  32
  2004            325                 3                  25
  2005            297                 3                  25
  Thereafter    4,399                 8                  79
               ------              ----                ----
  Total        $5,829              $ 83                $296
               ======              ====                ====

         In 1997, PECO entered into a power supply contract in Massachusetts. In 1999, PECO determined that, based upon anticipated prices of energy in Massachusetts through the remaining life of the power supply contract, it had incurred a loss of approximately $36 million.

         In 1999, PECO entered into a final settlement of litigation that resulted in a restructuring of power purchase agreements between PECO and a cogeneration facility. The settlement also required PECO to contribute its partnership interest in the cogeneration facility to the remaining partners. Accordingly, PECO recorded a charge to earnings of $15 million for the transfer of its partnership interest which is recorded in Other Income and Deductions on PECO's Consolidated Statements of Income. The settlement also resolved related litigation with Westinghouse Power Generation and the Chase Manhattan Bank. Subsequently, in 1999, PECO revised its estimate for losses associated with the cogeneration facility power purchase agreements and reversed approximately $26 million of reserves, which consisted principally of the remaining balance of a reserve previously recognized in 1997.

See Note 22 - Subsequent Events - Restructuring.

Environmental Issues
         PECO's operations have in the past and may in the future require substantial capital expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, PECO, through its subsidiaries, is generally liable for the costs of remediating environmental contamination of property now or formerly owned by PECO and of property contaminated by hazardous substances generated by PECO. PECO owns or leases a number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. PECO has identified 28 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. PECO is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

         As of December 31, 2000 and 1999, PECO had accrued $54 million and $57 million, respectively, for environmental investigation and remediation costs, including $30 million and $32 million, respectively, for MGP investigation and remediation, that currently can be reasonably estimated. PECO cannot reasonably estimate whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by PECO, environmental agencies or others, or whether such costs will be recoverable from third parties.


Leases
         Minimum future operating lease payments as of December 31, 2000 were:

2001                                        $  49
2002                                           43
2003                                           43
2004                                           30
2005                                           33
Remaining years                               543
                                              ---

Total minimum future lease payments          $741
                                             ====

         Rental expense under operating leases totaled $36 million, $54 million, and $69 million in 2000, 1999, and 1998, respectively.

         See Note 22 - Subsequent Events - Restructuring.

Early Retirement and Separation Program
         At December 31, 1998, PECO incurred a charge of $125 million ($74 million, net of income taxes) for its Early Retirement and Separation Program relating to 1,157 employees. The estimated cost of separation benefits was approximately $47 million. Retirement benefits of approximately $78 million are being paid to the retirees over their lives. All cash payments related to the Early Retirement and Separation Program were funded through the assets of PECO's Service Annuity Plan. The Early Retirement and Separation Program terminated on June 30, 2000.

Litigation

Cajun Electric Power Cooperative, Inc. On May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service and the Chapter 11 Trustee for the Cajun Electric Power Cooperative, Inc. (Cajun), filed an action claiming breach of contract against PECO in the United States District Court for the Middle District of Louisiana arising out of PECO's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant. This action seeks the full purchase price of the 30% interest in the River Bend nuclear plant, $50 million, plus interest and consequential damages. While PECO cannot predict the outcome of this matter, PECO believes that it validly exercised its right of termination and did not breach the agreement.

Pennsylvania Real Estate Tax Appeals PECO is involved in tax appeals regarding two of its nuclear facilities, Limerick (Montgomery County) and Peach Bottom (York County). PECO is also involved in the tax appeal for Three Mile Island Unit No. 1 Nuclear Generating Facility (Dauphin County) through AmerGen. PECO does not believe the outcome of these matters will have a material adverse effect on PECO's results of operations or financial condition.

General PECO is involved in various other litigation matters. The ultimate outcome of such matters, while uncertain, is not expected to have a material adverse effect on PECO's financial condition or results of operations.


19. Segment Information

         PECO evaluates the performance of its business segments based on Earnings Before Interest Expense and Income Taxes (EBIT). PECO's general corporate expenses and certain non-recurring expenses are excluded from the internal evaluation of reportable segment performance. General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions and employee benefits.

         Energy Delivery  consists of the retail  electricity  distribution  and transmission business in southeastern Pennsylvania and the natural gas distribution business. Generation consists of electric generating facilities, power marketing operations, and PECO's interests in Sithe and AmerGen. Enterprises consists of competitive retail energy sales, energy and infrastructure services, communications and related investments. An analysis and reconciliation of PECO's business segment information to the respective information in the consolidated financial statements are as follows:

          Energy                                            Intersegment
         Delivery   Generation   Enterprises   Corporate      Revenues   Consolidated
         --------   ----------   -----------  -----------    ---------   ------------
Revenues:
2000      $3,373      $2,803        $697      $    --           $(923)      $5,950
1999      $3,265      $2,896        $116      $    --           $(799)      $5,478
1998      $3,799      $2,523         $12      $    --         $(1,009)      $5,325
EBIT:
2000      $1,231        $375        $(69)       $(315)(a)     $    --       $1,222
1999      $1,386        $239        $(41)       $(190)        $    --       $1,394
1998      $1,378        $233       $(139)       $(257)(a)     $    --       $1,215
Depreciation and Amortization:
2000        $195         $99         $31      $    --         $    --         $325
1999        $108        $125          $4      $    --         $    --         $237
1998        $533        $110       $  --      $    --
                                                              $    --         $643
Capital Expenditures:
2000        $219        $243         $64          $23         $    --         $549
1999        $205        $245          $1          $40         $    --         $491
1998        $175        $205          $6          $29         $    --         $415
Total Assets:
2000     $13,100      $1,648        $991        $(963)        $    --      $14,776
1999     $10,306      $1,734        $640         $407         $    --      $13,087
1998      $9,759      $1,687        $217         $385         $    --      $12,048

(a) Includes non-recurring items of $248 million for merger-related expenses in 2000 and $125 million in 1998 for the Early Retirement and Separation Program.

         Equity in losses of communications investments of $45 million, $38 million, and $54 million for 2000, 1999, and 1998, respectively, are included in the Enterprises business unit's EBIT. Equity in earnings (losses) of AmerGen of $4 million and $(0.5) million for 2000 and 1999, respectively, are included in Generation's EBIT.


20. Related-Party Transactions

         At December 31, 2000, PECO had a $696 million note payable maturing on or before June 30, 2001, with Exelon, which is reflected in current liabilities in PECO's Consolidated Balance Sheets. The average annual interest rate on this note for the period it was outstanding was 7.6%. At December 31, 2000, PECO had a $400 million intercompany payable with ComEd, which is also reflected in current liabilities in PECO's Consolidated Balance Sheets. The average annual interest rate on this note for the period was 6.5%.

         PECO incurred $45 million of merger costs that were directly associated with the acquisition of Unicom on behalf of Exelon prior to the Share Exchange. These costs consisted principally of investment banker, legal and accounting fees. Immediately after the Share Exchange, PECO transferred these costs as a dividend to Exelon for inclusion in the application of purchase accounting to the Unicom assets acquired and liabilities assumed.

21. Quarterly Data (Unaudited)

         The data shown below include all adjustments which PECO considers necessary for a fair presentation of such amounts:

                                                                   Income (Loss) Before
                                                                 Extraordinary Items and
                            Operating            Operating        Cumulative Effect of a                   Net
                            Revenues              Income        Change in Accounting Principle         Income (Loss)
                         2000    1999       2000         1999       2000           1999             2000          1999
                         ----    ----       ----         ----       ----           -----            ----          ----
Quarter ended:
March 31 .............  $1,352  $1,267   $343(a)(b)      $365     $166(a)(b)      $157             $195(a)(b)    $157
June 30 ..............  $1,385  $1,213   $313(a)(b)      $245     $124(a)(b)      $ 96             $118(a)(b)    $ 69
September 30 .........  $1,629  $1,729   $449(a)(b)      $471     $238(a)(b)      $231             $235(a)(b)    $231
December 31 ..........  $1,584  $1,269   $117(a)(b)      $292     $(41)(a)(b)     $135             $(41)(a)      $125

(a) Reflects incremental merger expenses of $11 million, $9 million, $13 million and $215 million ($129 million, net of tax) for each of the four quarters in 2000, respectively, which were reflected in Operating and Maintenance expense.

(b) Reflects a Cumulative Effect of a Change in Accounting Principle of $24 million as a result of PECO's change in accounting method for nuclear outages to recognize such expense as incurred rather than accrued over the operating cycle. See Note 4 - Accounting Change. The effects of the change in accounting method were $29 million, $(3) million, and $(2) million in each of the first three quarters of 2000, respectively.


22. Subsequent Event

Restructuring
         During January 2001, Exelon undertook a corporate restructuring to separate PECO's generation and other competitive businesses from its regulated energy delivery business. As part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing the Generation and Enterprises business segments were transferred to separate subsidiaries of Exelon. As a result, beginning January 2001, the operations of PECO consist of its retail electricity distribution and transmission business in southeastern Pennsylvania and its natural gas distribution business located in the Pennsylvania counties surrounding the City of Philadelphia. In connection with the transfer, PECO entered into a power purchase agreement (PPA) with Generation. Under the terms of the PPA, PECO will obtain all of its supply from Generation through 2010. Also, under the terms of the transfer, PECO assigned its rights and obligations under various PPAs and fuel supply agreements to Generation. Generation will supply power to PECO from the transferred generation assets, assigned PPAs and other market sources.

         As a result of the corporate restructuring, certain risks and commitments that have been disclosed in Note 18 - Commitments and Contingencies and the future financial condition and results of operations will change significantly. On a prospective basis, PECO will not be subject to the risks associated with nuclear insurance, decommissioning, spent fuel disposal and energy commitments, other than its purchase power agreement with Generation. See
Note 19 - Segment Information for additional financial information.

PETT Refinancing
         On March 1, 2001, PECO refinanced $805 million of floating rate Series 1999-A Transition Bonds through the issuance by PETT of fixed-rate transition bonds.

ComEd


                        Report of Independent Accountants


To the Board of Directors and Shareholders of Commonwealth Edison Company:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(3)(i) present fairly, in all material respects, the financial position of Commonwealth Edison Company and Subsidiary Companies (ComEd) at December 31, 2000, and the results of their operations and their cash flows for the periods from January 1, 2000 through October 19, 2000 and from October 20, 2000 through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(3)(ii) for the year ended December 31, 2000, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of ComEd's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective October 20, 2000, Exelon Corporation acquired Unicom Corporation, the parent company of ComEd, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and therefore, is not comparable.



PricewaterhouseCoopers LLP

Chicago, Illinois
January 30, 2001

                    Report Of Independent Public Accountants



To the Shareholders of Commonwealth Edison Company:

         We have audited the accompanying consolidated balance sheet of Commonwealth Edison Company (an Illinois corporation) and Subsidiary Companies as of December 31, 1999, and the related consolidated statements of income, cash flows, and changes in shareholders' equity and comprehensive income for each of the two years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and Subsidiary Companies as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)(3)(ii) for each of the two years in the period ended December 31, 1999, is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  Arthur Andersen LLP

Chicago, Illinois
January 31, 2000

                                       Commonwealth Edison Company and Subsidiary Companies
                                                 Consolidated Statements of Income

                                                                         For the period                         For the
                                                                   Oct. 20 -    |     Jan. 1 -                 Years Ended
                                                                    Dec. 31     |     Oct. 19                 December 31,
                                                                      2000      |      2000              1999              1998
                                                                    -------     |     -------           -------           -------
                                                                                |           (In Millions)
                                                                                |
                                                                                |
Operating Revenues                                                  $ 1,310     |     $ 5,702           $ 6,793           $ 7,150
Operating Expenses                                                              |
  Fuel and Purchased Power                                              322     |       1,655             1,549             1,853
  Operating and Maintenance                                             423     |       1,653             2,352             2,274
  Merger-Related Costs                                                   14     |          53              --                --
  Depreciation and Amortization                                         130     |         868               836               938
  Taxes Other Than Income                                                83     |         425               507               698
                                                                    -------     |     -------           -------           -------
                                                                                |
     Total Operating Expenses                                           972     |       4,654             5,244             5,763
                                                                                |     -------           -------           -------
Operating Income                                                        338     |       1,048             1,549             1,387
                                                                                |     -------           -------           -------
Other Income and Deductions                                                     |
  Interest Expense                                                     (127)    |        (469)             (602)             (502)
  Provision for Dividends on Company-Obligated                                  |
    Mandatorily Redeemable Preferred Securities of                              |
    Subsidiary Trusts Holding Solely the Company's                              |
    Subordinated Debt Securities                                         (6)    |         (24)              (30)              (30)
  Other, Net                                                             31     |         277                60                90
                                                                    -------     |     -------           -------           -------
                                                                                |
                                                                                |
  Total Other Income and Deductions                                    (102)    |        (216)             (572)             (442)
                                                                    -------     |     -------           -------           -------
Income Before Income Taxes and Extraordinary Items                      236     |         832               977               945
Income Taxes                                                            103     |         229               326               351
                                                                    -------     |     -------           -------           -------
                                                                                |
Income Before Extraordinary Items                                       133     |         603               651               594
Extraordinary Items (net of income taxes of $2 and $18                          |
 for  the periods ending  Oct. 19, 2000 and Dec. 31, 1999,                      |
 respectively)                                                         --       |          (4)              (28)             --
                                                                    -------     |     -------           -------           -------
                                                                                |
Net Income                                                              133     |         599               623               594
Preferred and Preference Stock Dividends                               --       |           3                24                57
                                                                    -------     |     -------           -------           -------
                                                                                |
Net Income on Common Stock                                          $   133     |     $   596           $   599           $   537
                                                                    =======     |     =======           =======           =======





                                          See Notes to Consolidated Financial Statements

              Commonwealth Edison Company and Subsidiary Companies
                      Consolidated Statements of Cash Flows

                                                                      For the period
                                                         --------------------------------------
                                                          Oct. 20 - Dec. 31  |   Jan.1 - Oct. 19    For the Years Ended December 31,
                                                                  2000       |       2000              1999             1998
                                                                  ----       |       ----              ----             ----
                                                                             |
                                                                             |           (In Millions)
Cash Flows from Operating Activities                                         |
 Net Income                                                     $   133      |     $   599           $   623           $   594
 Adjustments  to  reconcile  Net Income to Net                               |
  Cash Flows  provided by Operating Activities:                              |
   Depreciation and Amortization                                    174      |       1,012               902               954
   Extraordinary Items (net of income taxes)                         --      |           4                28                --
   (Gain)/loss on Forward Share Arrangements                         --      |        (113)               44                --
   Provision for Uncollectible Accounts                              16      |          30                87                61
   Deferred Income Taxes                                             72      |         886            (1,378)              103
   Merger-Related Costs                                              14      |          53                --                --
   Early Retirement and Separation Program                           --      |          28               (62)               10
   Contribution to Environmental Trust                               --      |          --              (250)               --
   Recovery of Coal Reserve Regulatory Assets                        --      |          --               198               108
   Other Operating Activities                                       (69)     |         (10)              (77)               29
  Changes in Working Capital:                                                |
    Accounts Receivable                                             (61)     |          86              (171)             (547)
    Inventories                                                      97      |          17                (6)                8
    Accounts Payable & Accrued Expenses                             (52)     |      (1,175)            1,183                90
    Other Current Assets & Liabilities                              176      |        (343)              124               142
                                                                -------      |     -------           -------           -------
Net Cash Flows provided by Operating Activities                     500      |       1,074             1,245             1,552
                                                                             |
Cash Flows from Investing Activities                                         |
  Investment in Plant                                              (196)     |      (1,210)           (1,337)           (1,095)
  Plant Removals, net                                               (11)     |         (14)              (75)              (87)
  Sales of Generating Plants                                         --      |          --             4,886               177
  Contributions to Nuclear Decommissioning Trust Funds              (89)     |         (39)              (90)             (137)
  Intercompany Receivables from Affiliates                         (417)     |         302            (2,209)               --
  Other Investments                                                 (63)     |         125               (39)               --
  Other Investing Activities                                         --      |           9                 8                 7
                                                                -------      |     -------           -------           -------
                                                                             |
Net Cash Flows (used in) provided by Investing                               |
  Activities                                                       (776)     |        (827)            1,144            (1,135)
                                                                             |
Cash Flows from Financing Activities                                         |
  Issuance of Long-Term Debt, net of issuance costs                  --      |         450                --             3,605
  Common Stock Repurchases                                           --      |        (153)             (115)               --
  Retirement of Long-Term Debt                                      (84)     |        (755)           (1,558)             (498)
  Change in Short-Term Debt                                          --      |          (5)             (272)              118
  Redemption of Preferred Securities of Subsidiaries                 --      |         (71)             (534)              (34)
  Dividends on Capital Stock                                        (95)     |        (260)             (392)             (430)
  Common Stock Forward Repurchases                                   --      |         (67)             (813)               (7)
  Nuclear Fuel Lease Principal Payments                              --      |        (270)             (255)             (255)
  Proceeds from the Sale/Leaseback of Nuclear Fuel                   --      |          --                --               101
                                                                -------      |     -------           -------           -------
Net Cash Flow (used in)  provided by Financing                               |
  Activities                                                       (179)     |      (1,131)           (3,939)            2,600
                                                                -------      |     -------           -------           -------
                                                                             |
Cash, Cash Equivalents and Restricted Cash:                                  |
Increase (Decrease)                                                (455)     |        (884)           (1,550)            3,017
Balance at beginning of period                                      656      |       1,540             3,090                73
                                                                -------      |     -------           -------           -------
Balance at end of period                                        $   201      |     $   656           $ 1,540           $ 3,090
                                                                =======      |     =======           =======           =======


                 See Notes to Consolidated Financial Statements

              Commonwealth Edison Company and Subsidiary Companies
                           Consolidated Balance Sheets

                                                                       At December 31,
                                                                  2000                1999
                                                                --------           --------
                        Assets                                          (In Millions)
                                                                         -----------
                                                                              |
Current Assets                                                                |
 Cash and Cash Equivalents                                      $    141      |     $  1,255
 Restricted Cash                                                      60      |          285
 Accounts Receivable, net                                                     |
   Customer                                                          970      |        1,134
   Other                                                             279      |        1,005
 Inventories, at average cost                                                 |
   Fossil Fuel                                                        12      |           14
   Materials and Supplies                                            174      |          220
 Deferred Income Taxes                                                89      |           55
 Intercompany Receivable from Affiliate                              400      |           --
 Other                                                               285      |           77
                                                                --------      |     --------
   Total Current Assets                                            2,410      |        4,045
                                                                --------      |     --------
                                                                              |
Property, Plant and Equipment, net                                 7,657      |       11,993
                                                                              |
Deferred Debits and Other Assets                                              |
 Regulatory Assets                                                 1,110      |        1,326
 Nuclear Decommissioning Trust Funds                               2,669      |        2,547
 Investments                                                         175      |          141
 Goodwill, net                                                     4,766      |           --
 Notes Receivable from Affiliates                                  1,316      |        2,451
 Other                                                               178      |           73
                                                                --------      |     --------
   Total Deferred Debits and Other Assets                         10,214      |        6,538
                                                                --------      |     --------
Total Assets                                                    $ 20,281      |     $ 22,576
                                                                ========      |     ========
                                                                              |
                 Liabilities and Shareholders' Equity                         |
                                                                              |
Current Liabilities                                                           |
 Notes Payable, Bank                                            $     --      |     $      5
 Long-Term Debt Due Within One Year                                  348      |          732
 Accounts Payable                                                    597      |          415
 Accrued Expenses                                                    148      |          120
 Accrued Interest                                                    222      |          215
 Accrued Taxes                                                       162      |        1,421
 Other                                                               329      |          519
                                                                --------      |     --------
   Total Current Liabilities                                       1,806      |        3,427
                                                                --------      |     --------
                                                                              |
Long-Term Debt                                                     6,882      |        6,962
                                                                              |
Deferred Credits and Other Liabilities                                        |
 Deferred Income Taxes                                             1,837      |        2,456
 Unamortized Investment Tax Credits                                   59      |          485
 Nuclear Decommissioning Liability for Retired Plants              1,301      |        1,260
 Pension Obligations                                                 285      |          477
 Non-Pension Postretirement Benefits Obligation                      315      |          442
 Other                                                             1,285      |        1,336
                                                                --------      |     --------
   Total Deferred Credits and Other Liabilities                    5,082      |        6,456
                                                                --------      |     --------
                                                                              |
Mandatorily Redeemable Preference Stock                               --      |           69
                                                                              |
Company-Obligated Mandatorily Redeemable Preferred                            |
 Securities of Subsidiary Trusts Holding the Company's                        |
 Subordinated Debt Securities                                        328      |          350
                                                                              |
Commitments and Contingencies                                                 |
                                                                              |
Shareholders' Equity                                                          |
 Common Stock                                                      2,678      |        2,678
 Preferred and Preference Stock                                        7      |            9
 Other Paid in Capital                                             5,388      |        2,211
 Retained Earnings                                                   133      |          433
 Treasury Stock, at cost                                          (2,023)     |          (27)
 Accumulated Other Comprehensive Income                               --      |            8
                                                                --------      |     --------
   Total Shareholders' Equity                                      6,183      |        5,312
                                                                --------      |     --------
Total Liabilities and Shareholders' Equity                      $ 20,281      |     $ 22,576
                                                                ========      |     ========

                 See Notes to Consolidated Financial Statements

                                       Commonwealth Edison Company and Subsidiary Companies
                              Statement of Changes in Shareholders' Equity and Comprehensive Income

Year Ended December 31,                                   2000                       1999                          1998
-----------------------                                   ----                       ----                          ----
                                                  Shares        Amount       Shares          Amount       Shares          Amount
                                                  ------        ------       ------          ------       ------          ------
                                                                          (dollars in millions and shares in thousands)
Common Stock
Balance at Beginning of Year                      214,238      $  2,678       214,236      $  2,678       214,228      $  2,678
  Conversion of $1.425 Preferred Stock                  4            --             2            --             8            --
                                                 --------      --------      --------      --------      --------      --------
Balance at End of Year                            214,242      $  2,678       214,238      $  2,678       214,236      $  2,678

Preferred and Preference Stock
Balance at Beginning of Year                           57      $      9        13,561      $    524        13,566      $    507
  Preferred and Preference Stock Redemptions          (56)           (2)      (13,504)         (515)           (8)           --
  Preference Stock Issuance                                          --                          --             3            17
                                                 --------      --------      --------      --------      --------      --------
Balance at End of Year                                  1      $      7            57      $      9        13,561      $    524

Other Paid in Capital
Balance at Beginning of Year                                   $  2,211                      $2,208                      $2,208
  Capital Stock and Warrant Expense                                  --                           3                          --
                                                               --------
Balance at October 19, 2000                                       2,211
-----------------------------------------------------------------------------
  Merger Fair Value Adjustment                                    3,177
                                                               --------                    --------                    --------
Balance at End of Year                                          $ 5,388                      $2,211                      $2,208

Retained Earnings
Balance at Beginning of Year                                   $    433                    $    177                    $    (19)
  Net Income                                                        599                         623                         594
  Dividends:
     Common Stock                                                  (238)                       (342)                       (343)
     Preferred and Preference Stock                                  (1)                         (9)                        (55)
  Capital Stock Activity:
     Expenses of Capital Stock Activity                              (1)                        (16)                         --
                                                              ---------
Balance at October 19, 2000                                         792
  Merger Fair Value Adjustment                                     (792)
  Net Income for Post Merger Period
    (from October 20, 2000 to December 31, 2000)                    133
                                                               --------                    --------                    --------
Balance at End of Year                                         $    133                    $    433                     $   177

Treasury Shares
Balance at Beginning of Year                          264      $    (27)          179      $     (7)           --       $    --
  Capital Stock Activity:
     Repurchase of Common Stock                     3,964          (153)           85           (20)          179            (7)
     Stock Forward Repurchase Contract             26,268          (993)                         --            --            --
                                                 --------      --------
Balance at October 19, 2000                        30,496        (1,173)
-----------------------------------------------------------------------------
  Repurchase of Common Stock                       19,941          (850)
                                                 --------      --------      --------      --------      --------      --------
Balance at End of Year                             50,437       $(2,023)          264      $    (27)          179       $    (7)

Accumulated Other Comprehensive Income
Balance at Beginning of Year                                   $      8                    $     --                     $    --
  Unrealized Gain(Loss) on Marketable Securities,
     net of income tax of $0 and $5, respectively                    (2)                          8                          --
                                                            ------------
Balance at October 19, 2000                                           6
-----------------------------------------------------------------------------
  Merger Fair Value Adjustment                                       (6)
                                                               --------                    --------                    --------
Balance at End of Year                                         $     --                    $      8                     $    --

Total Shareholders' Equity                                     $  6,183                    $  5,312                      $5,580
                                                               ========                    ========                    ========

Comprehensive Income
Net Income                                                     $    732                    $    623                     $   594
  Other Comprehensive Income, net of income tax                      --                           8                          --
                                                               --------                    --------                    --------
Total Comprehensive Income                                     $    732                    $    631                     $   594
                                                               ========                    ========                    ========

                                          See Notes to Consolidated Financial Statements

              Commonwealth Edison Company and Subsidiary Companies
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in millions, unless otherwise noted)

1. Significant Accounting Policies

Description of Business
         Commonwealth Edison Company (ComEd) is engaged principally in the production, purchase, transmission, distribution and sale of electricity to 3.5 million retail customers. ComEd's retail electric service territories are located principally in northern Illinois including metropolitan Chicago, spanning an area of approximately 11,300 square miles. ComEd operates as one business segment, that of a vertically integrated electric utility. See Note 19
- Subsequent Event, regarding Exelon Corporation's (Exelon's) corporate restructuring.

Basis of Presentation
         The consolidated financial statements of ComEd include the accounts of ComEd, Commonwealth Edison Company of Indiana, Inc. , Edison Development Canada Inc. , ComEd Financing I and ComEd Financing II , ComEd Funding LLC (ComEd Funding), and ComEd Transitional Funding Trust (ComEd Funding Trust). All significant intercompany transactions have been eliminated. Although the accounts of ComEd Funding and ComEd Funding Trust, which are Special Purpose Entities (SPEs), are included in the consolidated financial statements, as required by generally accepted accounting principles (GAAP), ComEd Funding and ComEd Funding Trust are separate legal entities from ComEd. The assets of the SPEs are not available to creditors of ComEd and the transitional property held by the SPEs are not assets of ComEd. Accounting policies for regulated operations are in accordance with those prescribed by the regulatory authorities having jurisdiction, principally the Illinois Commerce Commission (ICC), the Federal Energy Regulatory Commission (FERC) and the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA).

         ComEd, a regulated electric utility, is a principal subsidiary of Exelon, which owns 99.9% of ComEd common stock. ComEd was the principal subsidiary of Unicom Corporation (Unicom) prior to the merger with Exelon. See
Note 2 - Merger. The merger was accounted for using the purchase method of accounting in accordance with GAAP. The effects of the purchase method are reflected on the financial statements of ComEd as of the merger date. Accordingly, the financial statements presented for the period after the merger reflect a new basis of accounting. ComEd's financial statements for 2000, separated by a bold black line, are presented for periods prior to and subsequent to the merger.

Accounting for the Effects of Regulation
         ComEd accounts for its regulated electric operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," requiring ComEd to record in the financial statement the effects of the rate regulation to which these operations are currently subject. Use of SFAS No. 71 is applicable to the utility operations of ComEd that meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. ComEd believes that it is probable that regulatory assets associated with these operations will be recovered. If a separable portion of ComEd's business no longer meets the provisions of SFAS No. 71, ComEd is required to eliminate the financial statement effects of regulation for that portion.

Use of Estimates
         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues
         Operating revenues are generally recorded as service is rendered or energy is delivered to customers. At the end of each month, ComEd accrues an estimate for the unbilled amount of energy delivered or services provided to its customers.

Nuclear Fuel
         The cost of nuclear fuel is capitalized and charged to fuel expense using the unit of production method. Estimated costs of nuclear fuel disposal are charged to fuel expense as the related fuel is consumed.

Depreciation, Amortization and Decommissioning
         Depreciation is provided over the estimated service lives of property, plant, and equipment on a straight line basis. Annual depreciation provisions for financial reporting purposes, expressed as a percentage of average service life for each asset category are presented below:

              Asset Category                           2000  |   1999     1998
              --------------                           ----  |   ----     ----
                                                             |
         Electric -- Transmission and Distribution     5.95% |   3.24%    3.23%
         Electric -- Generation                        4.87% |   2.20%    2.79%
         Other Property and Equipment                  8.51% |   5.71%    5.22%

         Regulatory assets are amortized over a recovery period specified in the related legislation or regulatory agreement. Goodwill associated with the merger is being amortized on a straight line basis over 40 years. See Note 2 - Merger. Accumulated amortization of goodwill was $23 million at December 31, 2000.

         ComEd's estimate of the costs for decommissioning its nuclear generating stations is currently included in regulated rates. The amounts recovered from customers are deposited in trust accounts and invested for funding of future costs for current and retired plants. ComEd accounts for the current period's cost of decommissioning by recording a charge to depreciation expense and a corresponding liability in accumulated depreciation for its operating nuclear units and a reduction to regulatory assets for its retired units. ComEd believes that the amounts being recovered from customers through electric rates along with the earnings on the trust funds will be sufficient to fully fund its decommissioning obligations.

Capitalized Interest
         ComEd uses SFAS No. 34, Capitalizing Interest Costs, to calculate the costs during construction of debt funds used to finance its non-regulated construction projects. ComEd recorded capitalized interest of $5 million, $22 million and $28 million in 2000, 1999 and 1998, respectively.

         Allowance for Funds Used During Construction (AFUDC) is the cost, during the period of construction, of debt and equity funds used to finance construction projects for regulated operations. AFUDC is recorded as a charge to Construction Work in Progress and as a non-cash credit to AFUDC which is included in Other Income and Deductions. The rates used for capitalizing AFUDC are computed under a method prescribed by regulatory authorities.

Income Taxes
         Deferred Federal and state income taxes are provided on all significant temporary differences between book bases and tax bases of assets and liabilities, transactions that reflect taxable income in a year different from book income and tax carryforwards. Investment tax credits previously used for income tax purposes have been deferred on ComEd's Consolidated Balance Sheets and are recognized in book income over the life of the related property. ComEd files a consolidated Federal and state income tax returns with Exelon, and was previously included in Unicom's consolidated income tax returns. Current and deferred income taxes of the consolidated group are allocated to ComEd as if ComEd filed separate income tax returns.

Gains and Losses on Reacquired Debt
         Gains and losses on reacquired debt are recognized in ComEd's Consolidated Statements of Income as incurred. Gains and losses on reacquired debt related to regulated operations incurred prior to January 1, 1998, have been deferred and are being amortized to interest expense over the period approved for ratemaking purposes.

Comprehensive Income
         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in ComEd's Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

Cash and Cash Equivalents
         ComEd considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash
         Restricted cash reflects unused cash proceeds from the issuance of the transitional trust notes and escrowed cash to be applied to the principal and interest payment on the transitional trust notes.

Marketable Securities
         Marketable securities are classified as available-for-sale securities and are reported at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Unrealized gains and losses on marketable securities held in the nuclear decommissioning trust funds are reported in accumulated depreciation for operating units and as a reduction of regulatory assets for retired units. At December 31, 2000 and 1999, ComEd had no held-to-maturity or trading securities.

Property, Plant and Equipment
         Property, plant and equipment is recorded at cost. ComEd evaluates the carrying value of property, plant and equipment and other long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The cost of maintenance, repairs and minor replacements of property are charged to maintenance expense as incurred.

         Upon retirement, the cost of regulated property plus removal costs less salvage, are charged to accumulated depreciation in accordance with the provisions of SFAS No. 71. For unregulated property, the cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts and included in the determination of the gain or loss on disposition.

Capitalized Software Costs
         Costs incurred during the application development stage of software projects which are developed or obtained for internal use are capitalized. At December 31, 2000 and 1999, capitalized software costs totaled $154 million and $112 million, respectively, net of $4 million and $12 million accumulated amortization, respectively. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, not to exceed 10 years. Certain capitalized software is being amortized over 15 years pursuant to regulatory approval.

Retail and Wholesale Energy Commitments
         In the normal course of business, ComEd utilizes contracts for the forward sale and purchase of energy to manage the utilization of its available generating capability and provision of wholesale energy to its retail affiliates. ComEd also utilizes energy option contracts and energy financial swap arrangements to limit the market price risk associated with the forward energy commodity contracts. Through December 31, 2000, ComEd generally recognized any gains or losses on forward commodity contracts when the underlying transactions affected earnings. Revenues and expenses associated with market price risk management contracts are amortized over the terms of such contracts.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date for SFAS No. 133 until fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 in the first quarter of 2001 is not expected to have a material effect on ComEd's financial statements.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No, 125." This new standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and should be applied prospectively. At December 31, 2000, ComEd did not anticipate entering into any significant transactions that would be subject to the provisions of SFAS No. 140 when it becomes effective.

Reclassifications
         Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income.


2. Merger

         On October  20,  2000,  Exelon  became the parent  corporation  of PECO
Energy Company (PECO) and ComEd as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended (Merger Agreement), among PECO, Unicom Corporation (Unicom) and Exelon. Pursuant to the Merger Agreement, Unicom merged with and into Exelon (Merger). In the Merger, each share of the outstanding common stock of Unicom was converted into 0.875 shares of common stock of Exelon plus $3.00 in cash. As a result of the Merger, Unicom ceased to exist and its subsidiaries, including ComEd, became subsidiaries of Exelon.

         The Merger was accounted for using the purchase method of accounting. Purchase transactions resulting in one entity becoming substantially wholly owned by the acquiror establish a new basis of accounting in the acquired entity's records for the purchased assets and liabilities. Thus, the purchase price has been allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the acquisition date. As a result of the application of the purchase method of accounting, the following fair value adjustments, including the elimination of accumulated depreciation, retained earnings and other comprehensive income, were recorded in ComEd's Consolidated Balance Sheets on October 20, 2000:

         Increase (Decrease) in Assets
         -----------------------------
         Property, Plant and Equipment, net                      $(4,790)
         Goodwill                                                  4,789
         Other Assets                                                106

         (Increase) Decrease in Liabilities
         ----------------------------------
             and Shareholders' Equity
             ------------------------
         Deferred Income Taxes                                     1,645
         Unamortized Investment Tax Credits                          401
         Merger Severance Liability                                 (307)
         Pension and Postretirement Benefit Obligations              459
         Long-Term Debt and Preferred Securities                     116
         Other Liabilities                                           (40)
         Other Paid in Capital                                    (3,177)
         Retained Earnings                                           792
         Accumulated Other Comprehensive Income                        6

Reductions to the carrying value of property, plant and equipment balances primarily reflect the fair value of the nuclear generating assets based on discounted cash flow analyses and independent appraisals. Adjustments to deferred income taxes, long-term debt and preferred securities, and other assets and liabilities were recorded based on the estimate of fair market value.

Reductions to unamortized investment tax credits represents the adjustment of nuclear generating asset investment tax credits to fair value. Merger severance obligations relating to ComEd's employee exit costs were recorded in the purchase price allocation. Reductions to pension and postretirement benefit obligations primarily reflect elimination of unrecognized net actuarial gains, prior service costs and transition obligations.

Goodwill represents the purchase price allocation to ComEd of the cost in excess of net assets acquired in the Merger, which will be amortized over forty years.

Merger-Related Costs
         In connection with the Merger, ComEd recorded certain reserves for restructuring costs. Costs incurred prior to the Merger were charged to expense. Costs incurred subsequent to the Merger were reflected as part of the application of purchase accounting and did not affect results of operations.

         ComEd's Merger-related costs charged to expense in 2000 were $67 million consisting of $26 million of direct incremental costs and $41 million for employee costs. Direct incremental costs represent expenses directly associated with completing the Merger, including professional fees, regulatory approval and other merger integration costs. Employee costs represent estimated severance payments provided under Exelon's Merger Separation Plan (MSP) for eligible employees whose positions were eliminated before October 20, 2000 due to integration activities of the merged companies.

         Included in the purchase price allocation is a liability for exit costs of $307 million for additional employee costs and additional liabilities of approximately $32 million for estimated costs of exiting business activities that were not compatible with the strategic business direction of Exelon. The employee costs include employee severance, actuarially determined pension and postretirement costs, and relocation and other benefits of $128 million, $158 million and $21 million, respectively. The involuntary terminations are a result of merger integration and reengineering of processes, primarily in the areas of corporate support, generation, and energy delivery. The $307 million estimated liability is subject to a final determination of the level of benefits to be provided to a portion of the employees whose positions are expected to be eliminated as a result of the Merger but who are not eligible for the MSP. Adjustments to the liability to reflect final determination of benefit levels will be recorded as an adjustment to goodwill.

         Approximately 2,300 positions have been identified to be eliminated as a result of the Merger. ComEd anticipates that $167 million of employee costs will be funded from its pension and postretirement benefit plans and $181 million will be funded from general corporate funds. At December 31, 2000, the reserve balance for employee severance, relocation and other benefits was $144 million, which is reflected in other current liabilities in ComEd's Consolidated Balance Sheets, and is expected to be expended by October 2002.


3. Fossil Plant Sale

          In December 1999, ComEd completed the sale of its fossil generating assets to Edison Mission Energy, an Edison International subsidiary (EME), for a cash purchase price of $4.8 billion. The fossil generating assets represented an aggregate generating capacity of approximately 9,772 megawatts.

         Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment, Inc. (Unicom Investment). In consideration for the transferred assets, Unicom Investment paid ComEd consideration totaling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the demand note in full. Unicom Investment used the remainder of the cash received from EME to fund other business opportunities, including the share repurchases. Of the cash received by ComEd, $1.8 billion was used to pay the costs and taxes associated with the fossil plant sale, including ComEd's contribution of $250 million of the proceeds to an environmental trust as required by Illinois legislation. The remainder of the demand note proceeds was available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

         The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts of $350 million, employee-related costs of $112 million and contributing to the environmental trust. The coal contract costs include the amortization of the remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and postretirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. The employees whose positions were eliminated have been terminated. Consistent with the provisions of Illinois legislation, the pre-tax gain on the sale of $2,587 million resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2,544 million and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2,456 million are reflected in depreciation and amortization expense on ComEd's Consolidated Statements of Income.


4. Regulatory Issues

         In 2000, the phased process to implement competition into the electric industry continued as mandated by the requirements of Illinois legislation.

Customer Choice
         As of December 31, 2000, all non-residential customers were eligible to choose a new electric supplier or elect the power purchase option which allows the purchase of electric energy from ComEd at market-based prices. ComEd's residential customers become eligible to choose a new electric supplier in May 2002. As of December 31, 2000, over 9,500 non-residential customers, representing approximately 27% of ComEd's retail kilowatt-hour sales for the twelve months prior to the introduction of retail competition, had elected to receive their electric energy from an alternative electric supplier or had chosen the power purchase option. ComEd is unable to predict the long-term impact of customer choice on results of operations.

Rate Reductions and Caps
         The Illinois legislation also provided a 15% residential base rate reduction effective August 1, 1998 with an additional 5% residential base rate reduction to be implemented in October 2001. Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability. Under the Illinois legislation, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate plus 8.5% in the years 2000 through 2004. Earnings for purposes of ComEd's rate cap include ComEd's net income calculated in accordance with GAAP and may include accelerated amortization of regulatory assets and the amortization of goodwill. As a result of the Illinois legislation, at December 31, 2000, ComEd had a regulatory asset with an unamortized balance of $385 million that it expects to fully recover and amortize by the end of 2003. The utility's earned return on common equity and the threshold return on common equity for ComEd are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. ComEd did not trigger the earnings sharing provision in 2000 and does not currently expect to trigger the earnings sharing provisions in the years 2001 through 2004.


5. Supplemental Financial Information

Supplemental Income Statement Information

Taxes Other Than Income
                                                For the period                         For the
                                          Oct. 20 -    |      Jan. 1 -                 Years Ended
                                           Dec. 31     |      Oct. 19                 December 31,
                                             2000      |       2000              1999              1998
                                           -------     |      -------           -------           -------
                                                       |
Gross receipts                               $  15     |         $ 72              $101             $268
Real estate                                     22     |          101               114              124
Payroll                                         12     |           57                70               70
Illinois electric distribution tax              22     |           83               114              110
Municipal compensation                          15     |           69                73               89
Other                                           (3)    |           43                35               37
                                              ----     |         ----              ----             ----
         Total                                $ 83     |         $425              $507             $698
                                              ====     |         ====              ====             ====

Other, Net

                                                For the period                         For the
                                          Oct. 20 -    |      Jan. 1 -                 Years Ended
                                           Dec. 31     |      Oct. 19                 December 31,
                                             2000      |       2000              1999              1998
                                           -------     |      -------           -------           -------
Interest income                               $ 38     |         $188             $  60           $   15
Gain (loss) on forward share repurchases        --     |          113               (44)             ---
Gain (loss) on disposition of assets, net       --     |          (31)               13               47
AFUDC                                           --     |           19                22               16
Other                                           (7)    |          (12)                9               12
                                              ----     |         ----             -----           ------
              Total                           $ 31     |         $277             $  60           $   90
                                              ====     |         ====             =====           ======


Supplemental Cash Flow Information

                                                For the period                         For the
                                          Oct. 20 -    |      Jan. 1 -                 Years Ended
                                           Dec. 31     |      Oct. 19                 December 31,
                                             2000      |       2000              1999              1998
                                           -------     |      -------           -------           -------
Cash paid during the year:
Interest (net of amount capitalized)        $   88     |       $  418            $  588           $  440
Income taxes (net of refunds)               $   11     |       $1,190            $  485           $  302
Noncash investing and financing:                       |
    Capital lease obligations incurred          --     |           --            $    2           $  106
    Common stock repurchase                 $  850     |       $   --                --               --
                                                       |
    Depreciation and amortization:                     |
        Property, plant and equipment       $   95     |       $  530            $  706           $  783
        Nuclear fuel                            44     |          144                66               16
        Regulatory assets                       (4)    |          270                46               65
        Decommissioning                         16     |           68                84               90
        Goodwill                                23     |           --                --               --
                                            ------     |       ------            ------           ------
             Total                          $  174     |       $1,012            $  902           $  954
                                            ======     |       ======            ======           ======

Supplemental Balance Sheet Information

Regulatory Assets
                                                     December 31,
                                                 2000      |         1999
                                                 ----      |         ----
Nuclear decommissioning costs                 $   719      |      $   699
Recoverable transition costs                      385      |          660
Loss on reacquired debt                            35      |           39
Deferred taxes                                   ( 29)     |         (72)
                                              -------      |      -------
           Total                              $ 1,110      |      $ 1,326
                                              =======      |      =======


6. Accounts Receivable

         Receivables from customers included $29 million and $103 million as of December 31, 2000 and 1999, respectively, in estimated unbilled revenue for service that has been provided to customers, but for which bill issuance was delayed beyond the normal date of issuance. The December 31, 1999 accounts receivable balance reflects temporary billing and collection delays experienced following the implementation of a new customer billing and information system in July 1998. ComEd recorded increased provisions for uncollectible accounts to recognize the estimated portion of the receivables that are not expected to be recoverable. Such provisions increased O&M expenses by $35 million in 1999 compared to normally expected levels. The allowance for uncollectible accounts at December 31, 2000 and 1999 was $60 million and $49 million, respectively. Receivables from customers as of December 31, 2000 and 1999 also included $318 million and $294 million, respectively, for estimated unbilled revenues for electric service that has been provided to customers subsequent to the normal billing date and prior to the end of the reporting period.


7. Property, Plant and Equipment

A summary of property, plant and equipment by classification as of December 31, 2000 and 1999 is as follows:

                                                     2000    |          1999
                                                     ----    |          ----
Electric -- Transmission & Distribution             $5,612   |      $  9,289
Electric -- Generation                               1,957   |        13,826
Nuclear Fuel                                           677   |         2,030
Construction Work in Progress                          683   |           654
Plant Held for Future Use                               50   |            44
Other Property, Plant and Equipment                    912   |         1,194
                                                    ------   |       -------
   Total Property, Plant and Equipment              $9,891   |       $27,037
      Less Accumulated Depreciation                  2,234   |        15,044
                                                    ------   |       -------
Property, Plant and Equipment, net                  $7,657   |       $11,993
                                                    ======   |       =======

         Accumulated depreciation includes accumulated amortization of nuclear fuel of $52 million and $1,315 million, respectively, as well as the decommissioning liability for operating units of $2.1 billion as of December 31, 2000 and 1999. See Note 2 - Merger.


8. Jointly Owned Electric Utility Plant

         ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. ComEd's net plant investment of $120 million at December 31, 2000, reflects $38 million in construction in progress and $2 million in accumulated depreciation. ComEd's undivided ownership interest is financed with its funds, and is accounted for as if such participating interest was a wholly owned facility.

9. Notes Payable - Banks

                                                     2000      1999      1998
                                                     ----      ----      ----
Average borrowings                                   $214        $7     $  32
Average interest rates, computed on daily basis      6.56%     7.75%      7.82%
Maximum borrowings outstanding                       $494        $8      $208
Average interest rates, at December 31                 --%     8.33%      7.60%

         Along with Exelon and PECO, ComEd entered into a $2 billion unsecured revolving credit facility on December 20, 2000 with a group of banks. ComEd has a $200 million sublimit under the 364-day facility and expects to use the credit facility principally to support its $200 million commercial paper program. There was no outstanding debt under this credit facility or commercial paper at December 31, 2000.


10. Long-Term Debt

                                                                      Maturity        At December 31,
                                                        Rates           Date         2000   |    1999
                                                        -----           ----         ----   |    ----
                                                                                            |
ComEd Transitional Trust                                                                    |
Notes Series 1998-A:                                 5.29%-5.74%      2001-2008     $2,720  |   $3,070
                                                                                            |
First and refunding mortgage bonds (a) (b):                                                 |
         Fixed rates                                4.40%-9.875%      2002-2023      3,112  |    3,587
                                                                                            |
Notes payable                                        6.40%-9.20%      2002-2018      1,366  |      916
Pollution control bonds:                                                                    |
         Fixed rates                                   5.875%           2007            46  |       47
         Floating rates                                 4.93%         2009-2014         92  |       92
                                                                                            |
Sinking fund debentures                             2.875%-4.75%      2001-2011         27  |       31
                                                                                 ---------  | --------
                                                                                            |
Total Long-Term Debt (c)                                                             7,363  |    7,743
      Unamortized debt discount and premium, net                                      (133) |      (49)
      Due within one year                                                             (348) |     (732)
                                                                                 ---------  | --------
Long-Term Debt                                                                      $6,882  |   $6,962
                                                                                 =========  | ========


(a) Utility plant of ComEd is subject to the liens of its mortgage indenture.

(b) Includes pollution control bonds secured by first mortgage bonds issued under ComEd's mortgage indenture.

(c) Long-term debt maturities in the period 2001 through 2005 and thereafter are as follows:

           2001                    $   348
           2002                        845
           2003                        695
           2004                        578
           2005                        805
           Thereafter                4,092
                                   -------
           Total                    $7,363
                                    ======

         In 2000 and 1999, ComEd incurred extraordinary charges aggregating $6 million ($4 million, net of tax), and $46 million ($28 million, net of tax), respectively, consisting of prepayment premiums and the write-offs of unamortized deferred financing costs associated with the early retirement of debt.


11. Income Taxes

Income tax expense (benefit) is comprised of the following components:


                                                For the period                         For the
                                          Oct. 20 -    |      Jan. 1 -                 Years Ended
                                           Dec. 31     |      Oct. 19                 December 31,
                                             2000      |       2000              1999              1998
                                           -------     |      -------           -------           -------
                                                       |
Included in operations:                                |
Federal
     Current                               $    24     |      $  (520)         $  1,466          $   244
     Deferred                                   57     |          729            (1,135)              80
     Investment tax credit, net                 --     |          (25)              (78)             (40)
State                                                  |
     Current                                     7     |         (112)              316               44
     Deferred                                   15     |          157              (243)              23
                                         ---------     |    ---------         ---------        ---------
                                           $   103     |      $   229         $     326          $   351
                                         =========     |    =========         =========        =========
                                                       |
Included in extraordinary items:                       |
Federal                                                |
     Current                             $      --     |    $      (2)        $     (15)       $      --
State                                                  |
     Current                                    --     |           --                (3)              --
                                         ---------     |    ---------         ---------        ---------
                                         $      --     |    $      (2)        $     (18)       $      --
                                         =========     |    =========         =========        =========


The total income tax provisions, excluding extraordinary items, differed from amounts computed by applying the Federal statutory tax rate to pre-tax income as follows:


                                                For the period                         For the
                                          Oct. 20 -    |      Jan. 1 -                 Years Ended
                                           Dec. 31     |      Oct. 19                 December 31,
                                             2000      |       2000              1999              1998
                                           -------     |      -------           -------           -------
                                                       |
Income Before Extraordinary Items          $   133     |      $   603           $   651          $   594
Income Taxes                                   103     |          229               326              351
                                           -------     |      -------           -------          -------
Income Before Income Taxes and                         |
       Extraordinary Items                 $   236     |      $   832           $   977          $   945
                                           =======     |      =======           =======          =======
Income taxes on above at Federal                       |
  statutory rate of 35%                    $    81     |      $   292           $   342          $   331
Increase (decrease) due to:                            |
    Property basis differences                  (4)    |          (31)              (21)               2
    State income taxes, net of Federal                 |
        income tax benefit                      14     |           30                48               44
    Amortization of investment tax credit       --     |          (19)              (49)             (26)
    Unrealized loss (gain) on forward                  |
        share  repurchase agreement             --     |          (40)               15               --
    Other, net                                  12     |           (3)               (9)              --
                                           -------     |      -------           -------          -------
Income Taxes                               $   103     |      $   229           $   326          $   351
                                           =======     |      =======           =======          =======
Effective income tax rate                     43.6%    |         27.5%             33.4%            37.1%
                                           =======     |      =======           =======          =======

Provisions for deferred income taxes consist of the tax effects of the following temporary differences:

                                                For the period                         For the
                                          Oct. 20 -    |      Jan. 1 -                 Years Ended
                                           Dec. 31     |      Oct. 19                 December 31,
                                             2000      |       2000              1999              1998
                                           -------     |      -------           -------           -------
                                                       |
Depreciation and amortization              $    48     |      $   397           $(1,226)        $    41
Deferred gain on like kind exchange             --     |          466                --              --
Retirement and separation programs               8     |           (5)              (44)            (27)
Uncollectible accounts                          (7)    |            2                (8)             (5)
Reacquired debt                                 --     |           (1)               (3)             (2)
Environmental clean-up costs                    (8)    |            1               (27)             --
Obsolete inventory                               1     |          (15)               (1)             12
Satisfaction of coal contracts                  --     |           68               (68)             --
Other nuclear operating costs                   --     |           --                33              48
Other                                           30     |          (27)              (34)             36
                                           -------     |      -------           -------         -------
      Total                                $    72     |      $   886           $(1,378)        $   103
                                           =======     |      =======           =======         =======

The tax effect of temporary differences giving rise to ComEd's net deferred tax liability as of December 31, 2000 and 1999 is as follows:

                                                                  For the Period
                                                             -----------------------
                                                              2000      |       1999
                                                             -------    |     -------
                                                                        |
Nature of temporary difference:                                         |
Plant basis difference                                       $ 1,638    |     $ 3,078
Deferred investment tax credit                                    59    |         485
Deferred debt refinancing costs                                   14    |          15
Deferred gain on like kind exchange                              466    |          --
Deferred pension and postretirement obligations                 (250)   |        (376)
Other, net                                                      (120)   |        (316)
                                                             -------    |     -------
     Deferred income taxes (net) on the balance sheet        $ 1,807    |     $ 2,886
                                                             =======    |     =======


         The Internal Revenue Service is currently auditing ComEd's Federal tax returns for 1996 through 1999. The current audits are not expected to have an adverse impact on the financial condition or results of operations of ComEd.


12. Retirement Benefits

         ComEd have defined benefit pension plans and postretirement benefit plans applicable to its regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                                           Pension Benefits        Other Postretirement Benefits
                                                           ----------------        -----------------------------
                                                        2000            1999            2000            1999
                                                      -------         -------         -------         -------
Change in Benefit Obligation:
Net benefit obligation at beginning of year           $ 4,119         $ 4,326         $ 1,169         $ 1,236
Service cost                                               70             120              33              41
Interest cost                                             310             285              88              82
Plan participants' contributions                           --              --              --               4
Actuarial (gain)loss                                       91            (433)             76            (170)
Special termination benefits                              125              62              42              27
Gross benefits paid                                      (255)           (241)            (54)            (51)
                                                      -------         -------         -------         -------
Net benefit obligation at end of year                 $ 4,460         $ 4,119         $ 1,354         $ 1,169
                                                      =======         =======         =======         =======
Change in Plan Assets:
Fair value of plan assets at beginning of year        $ 4,266         $ 4,015         $   949         $   865
Actual return on plan assets                              (24)            489              (2)            107
Employer contributions                                      5               3              32              24
Plan participants' contributions                           --              --               4               4
Gross benefits paid                                      (255)           (241)            (58)            (51)
                                                      -------         -------         -------         -------
Fair value of plan assets at end of year              $ 3,992         $ 4,266         $   925         $   949
                                                      =======         =======         =======         =======

Funded status at end of year                          $  (468)        $   147         $  (429)        $  (220)
Miscellaneous adjustment                                   --              --               6              --
Unrecognized net actuarial (gain)loss                     183            (494)            108            (539)
Unrecognized prior service cost                            --             (51)             --              41
Unrecognized net transition obligation (asset)             --             (79)             --             276
                                                      -------         -------         -------         -------
Accrued benefit recognized at end of year             $  (285)        $  (477)        $  (315)        $  (442)
                                                      =======         =======         =======         =======

                                                      Pension Benefits                Other Postretirement Benefits
                                                    --------------------        ----------------------------------------
                                                    2000    1999    1998           2000       1999               1998
                                                    ----    ----    ----           ----       ----               ----
Weighted-average assumptions as of December 31,
Discount rate                                      7.60%    6.75%    7.00%         7.60%      6.75%             7.00%
Expected return on plan assets                     9.50%    9.25%    9.50%        9.220%      8.97%             9.20%
Rate of compensation increase                      4.00%    4.00%    4.00%          N/A        N/A               N/A
Health care cost trend on covered charges           N/A      N/A      N/A          7.00%      8.00%             8.50%
                                                                              decreasing      decreasing        decreasing
                                                                              to ultimate     to ultimate       to ultimate
                                                                              trend of 5.0%   trend of 5.0%     trend of 5.0%
                                                                              in 2005         in 2005           in 2002

                                                   Pension Benefits          Other Postretirement Benefits
                                                 --------------------     ----------------------------------
                                          2000       1999        1998       2000       1999        1998
                                          ----       ----        ----       ----       ----        ----
Components of net periodic benefit
 cost (benefit):
Service cost                              $  70      $ 120      $ 115      $  33      $  41      $  38
Interest cost                               310        285        273         88         82         78
Expected return on assets                  (394)      (362)      (342)       (85)       (76)       (69)
Amortization of:
 Transition obligation (asset)               (9)       (13)       (12)        16         22         22
 Prior service cost                          (1)        (4)        (4)         3          4          4
 Actuarial (gain)loss                        (5)         3          2        (17)       (14)       (14)
Curtailment charge                           --         16         --         --         35         --
Settlement charge                            --         --         --         --          1          6
                                          -----      -----      -----      -----      -----      -----
  Net periodic benefit cost (benefit)     $ (29)     $  45      $  32      $  38      $  95      $  65
                                          =====      =====      =====      =====      =====      =====
Special termination benefit charge        $   4        $--      $  --      $   5      $  --      $  --
                                          =====      =====      =====      =====      =====      =====

Sensitivity of retiree welfare results:
Effect of a one  percentage  point increase in assumed health care cost trend on
  total  service and interest  cost  components                                        $   23
  on  postretirement  benefit  obligation                                              $  223
Effect of a one  percentage  point decrease in assumed health care cost trend on
   total service and interest cost components                                          $  (18)
   on postretirement benefit obligation                                                $ (177)

         Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.

         Pension and postretirement benefits expense for the periods January 1, 2000 to October 19, 2000, and October 20, 2000 to December 31, 2000 was $5 million and $4 million, respectively.

         During 2000, costs were recognized for special termination benefits in connection with the enhanced retirement and severance benefits provided to employees expected to be terminated as a result of the Merger. Special termination benefits of $125 million represent ComEd's accelerated liability increase, including $25 million for plan enhancements, under the MSP. During 1999, $62 million of costs were recognized for special termination benefits related to the reduction in the number of employees resulting from the sale of the fossil stations.

         ComEd provides certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits if they retire no earlier than age 55 with ten years of service. Certain benefits for active employees are provided by several insurance companies whose premiums are based upon the benefits paid during the year.

         Additionally, ComEd maintains a nonqualified supplemental retirement plan that covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. The fair value of plan assets excludes $24 million held in grantor trust as of December 31, 2000 for the payment of benefits under the supplemental plan and $9 million held in a grantor trust as of December 31, 2000 for the payment of postretirement medical benefits.

         ComEd sponsors savings plans which allows employees to contribute a portion of their base pay in accordance with specified guidelines. ComEd matches a percentage of the employee contribution up to certain limits. The cost of ComEd's matching contribution to the savings plans totaled $31 million, $32 million, and $32 million in 2000, 1999, and 1998, respectively.

13. Preferred Securities

Preferred and Preference Stock

At December 31, 2000 and 1999, there were 51,773 and 56,291 authorized shares of $1.425 convertible preferred stock, respectively, 6,810,451 and 7,510,451 authorized shares of preference stock, respectively, and 850,000 and 850,000 authorized shares of prior preferred stock, respectively.

                                                                          At December 31,
                                                             ----------------------------------------
                                             Current         Shares Outstanding            Amount
                                            Redemption       ------------------           -------
                                              Price           2000       1999         2000       1999
                                            ---------         ----       ----         ----       ----
Without mandatory redemption
   $1.425 convertible preferred stock,
     cumulative, without par value            $42.00            --      56,291        $--         $ 2
   Preference stock, non-cumulative,
      without par value                                      1,120       1,120          7           7
                                                             -----     -------        ---         ---
                                                             1,120      57,411        $ 7         $ 9
                                                             =====      ======        ===         ===
With mandatory redemption
    Series $6.875 preference stock, cumulative,
        without par value                                       --     700,000         --         $69
                                                             -----     -------        ---         ---

Total preferred and preference stock                         1,120     757,411        $ 7         $78
                                                             =====     =======        ===         ===


Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Company's Subordinated Debt Securities

At December 31, 2000 and 1999, subsidiary trusts of ComEd had outstanding the following securities:

                                                                                   At December 31,
                                                                  --------------------------------------------
                       Mandatory                                  Trust Receipts Outstanding        Amount
                      Redemption   Distribution   Liquidation     --------------------------        ------
Series                    Date        Rate          Value             2000          1999        2000      1999
------                    ----        ----          -----             ----          ----        ----      ----

ComEd Financing I        2035         8.48%        $   25           8,000,000    8,000,000      $ 200      $200
ComEd Financing II       2027         8.50%         1,000             150,000      150,000        150       150
Unamortized Discount                                                       --           --        (22)       --
                                                                    ---------    ---------      -----      ----
       Total                                                        8,150,000    8,150,000      $ 328      $350
                                                                    =========    =========      =====      ====


         ComEd Financing I and ComEd Financing II are wholly owned subsidiary trusts of ComEd. The sole assets of each ComEd trust are subordinated deferrable interest debt securities issued by ComEd bearing interest rates equivalent to the distribution rate of the related trust security.

         The interest expense on the deferrable interest debt securities is included in Other Income and Deductions in ComEd's Consolidated Statements of Income and is deductible for tax purposes.

14. Common Stock

         At December 31, 2000 and 1999, common stock with a $12.50 par value consisted of 250,000,000 and 250,000,000 shares authorized and 163,805,000 and 213,974,000 shares outstanding, respectively.

         At December 31, 2000 and 1999, 74,988 and 75,692, respectively, of ComEd common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants. At December 31, 2000, 24,996 shares of common stock were reserved for the conversion of warrants.

Forward Purchase Agreements
         In the fourth quarter of 1998, ComEd entered into a forward purchase arrangement with Unicom for the repurchase of $200 million of ComEd common stock. This contract, which was accounted for as an equity instrument as of December 31, 1999, was settled on a net cash basis in February 1999, resulting in a $16 million reduction to common stock equity on ComEd's Consolidated Balance Sheets.

         In January 2000, ComEd physically settled the forward share repurchase arrangements it had with Unicom for the repurchase of 26.3 million ComEd common shares. Prior to settlement, the repurchase arrangements were recorded as a receivable on ComEd's Consolidated Balance Sheets based on the aggregate market value of the shares under the arrangements. In 1999, net unrealized losses of $44 million (after-tax) were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax), which was recorded in the first quarter of 2000. The settlement of the arrangements resulted in a reduction in ComEd's outstanding common shares and common stock equity, effective January 2000.

Stock Repurchases
         During the first quarter of 2000, ComEd repurchased four million of its common shares from Unicom for $153 million using proceeds from the 1998 issuance of transitional trust notes.

         In the fourth quarter of 2000, ComEd repurchased 19.9 million of its common shares from Unicom in exchange for an $850 million note receivable ComEd held from Unicom Investment.

15. Financial Instruments

Fair values of financial instruments, including liabilities, are estimated based on quoted market prices for the same or similar issues. The carrying amounts and fair values of ComEd's financial instruments as of December 31, 2000 and 1999 were as follows:

                                                   2000            |            1999
                                         -----------------------   |  ------------------------
                                          Carrying                 |   Carrying
                                          Amount       Fair Value  |    Amount       Fair Value
                                                                   |
Non-derivatives:                                                   |
Assets                                                             |
     Cash, cash equivalents and                                    |
       restricted cash                        $201          $201   |     $1,540        $1,540
     Trust accounts for decommissioning                            |
       nuclear plants                       $2,669        $2,669   |     $2,547        $2,547
     Marketable securities                     $33           $33   |        $34           $34
Liabilities                                                        |
     Long-term debt (including amounts                             |
     due within one year)                   $7,230        $7,455   |     $7,694        $7,525
Company-Obligated Mandatorily                                      |
   Redeemable Preferred Securities            $328          $347   |       $350          $339
Derivatives:                                                       |
     Energy Swap Contract                      $34           $34   |        $--           $--


         Financial instruments which potentially subject ComEd to concentrations of credit risk consist principally of cash equivalents and customer accounts receivable. ComEd places its cash equivalents with high-credit quality financial institutions. Generally, such investments are in excess of the Federal Deposit Insurance Corporation limit. Concentrations of credit risk with respect to customer accounts receivable are limited due to ComEd's large number of customers and their dispersion across many industries.


16. Commitments and Contingencies

Capital Commitments
         ComEd estimates that it will spend approximately $900 million for capital expenditures in 2001.

Nuclear Insurance
         The Price-Anderson Act limits the liability of nuclear reactor owners for claims that could arise from a single incident. The current limit is $9.5 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. ComEd carried the maximum available commercial insurance of $200 million and the remaining $9.3 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $89 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims.

         ComEd carried property damage, decontamination and premature decommissioning insurance for each station loss resulting from damage to its nuclear plants. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which ComEd was required by the Nuclear Regulatory Commission (NRC) to maintain, to provide for decommissioning the facility. Under the terms of the various insurance agreements, ComEd could have been assessed up to $49 million for losses incurred at any plant insured by the insurance companies. ComEd was self-insured to the extent that any losses might have exceeded the amount of insurance maintained. Such losses could have had a
material  adverse  effect  on  ComEd's   financial   condition  and  results  of
operations.

         ComEd was a member of an industry insurance company that provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. ComEd's maximum share of any assessment was $10 million per year.

         In addition, ComEd participated in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy accident. This program was modified, effective January 1, 1998, to provide coverage to all workers whose "nuclear-related employment" began on or after the commencement date of reactor operations. ComEd will not be liable for a retrospective assessment under this new policy. However, in the event losses incurred under the small number of policies in the old program exceed accumulated reserves, a maximum retroactive assessment of up to $38 million could apply. See Note 19 - Subsequent Events for information regarding a restructuring that Exelon effected in January 2001.

Nuclear Decommissioning and Spent Fuel Storage
         ComEd's current estimate of its nuclear facilities' decommissioning cost is $5.2 billion. Decommissioning costs are recoverable through regulated rates. Under rates in effect through December 31, 2000, ComEd expensed approximately $84 million in 2000 collected from customers which was accounted for as a component of depreciation expense and accumulated depreciation for operating units and regulatory assets for retired units. At December 31, 2000 and 1999, $2.1 billion was included in accumulated depreciation. In order to fund future decommissioning costs, at December 31, 2000 and 1999, ComEd held $2.7 billion and $2.5 billion, respectively, in trust accounts which are included in ComEd's Consolidated Balance Sheets and include both net unrealized and realized gains. Net unrealized gains of $499 million and $581 million, respectively, were recognized in accumulated depreciation in ComEd's Consolidated Balance Sheets at December 31, 2000 and 1999, respectively. Net realized gains of $608 million and $502 million were also recognized in accumulated depreciation in ComEd's Consolidated Balance Sheets at December 31, 2000 and 1999, respectively. ComEd believes that the amounts being recovered from customers through regulated rates and earnings on nuclear decommissioning trust funds will be sufficient to fully fund the unrecorded portion of its decommissioning obligation.

         In connection with the transfer of ComEd's nuclear generating stations to Exelon Generation Company, LLC (Generation), ComEd asked the ICC to approve the continued recovery of decommissioning costs after the transfer. On December 20, 2000, the ICC issued an order finding that the ICC has the legal authority to permit ComEd to continue to recover decommissioning costs from customers for the six-year term of the power purchase agreements between ComEd and Generation. Under the ICC order, ComEd is permitted to recover $73 million per year from customers for decommissioning for the years 2001 through 2004. In 2005 and 2006, ComEd can recover up to $73 million annually, depending upon the portion of the output of the former ComEd nuclear stations that ComEd purchases from Generation. Subsequent to 2006, there will be no further recoveries of decommissioning costs from customers. The ICC order also provides that any surplus funds after the nuclear stations are decommissioned must be refunded to customers. The amount of recovery in the ICC order is less than the $84 million annual amount ComEd recovered in 2000. The ICC order is currently pending appeal in the Illinois Appellate Court.

         Under the Nuclear Waste Policy Act of 1982 (NWPA), the U.S. Department of Energy (DOE) is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste
(SNF). ComEd, as required by the NWPA, signed a contract with the DOE (the Standard Contract) to provide for the disposal of SNF from its nuclear generating stations. In accordance with NWPA and the Standard Contract, ComEd pays the DOE one mill ($.001) per kilowatthour of net nuclear generation for the cost of nuclear fuel long-term storage and disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. The NWPA and the Standard Contract required DOE to begin taking possession of SNF generated by nuclear generating units by no later than January, 1998. The DOE, however, failed to meet that deadline and its performance is expected to be delayed significantly.

The DOE's current estimate for opening such a facility is 2010. This extended delay in spent nuclear fuel acceptance by the DOE has led to ComEd's consideration of additional dry storage alternatives.

         On July 30, 1998, ComEd filed a complaint against the United States Government (Government) in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of SNF in January 1998. ComEd subsequently moved for partial summary judgment on liability on its breach of contract claim. In August, 2000, the United States Court of Appeals decided two other similar cases against the Government, rejecting the Government's jurisdictional defense and granting partial summary judgment on liability for the plaintiff utilities in one of those cases. The Court later denied the Government's request for rehearing. Following that ruling, ComEd and seven other utility plaintiffs filed motions in their respective cases in the Court of Federal Claims to set a coordinated discovery schedule on damages. On January 8, 2001, the Government filed a motion to reassign all of the SNF cases to one Court of Federal Claims judge for purposes of consolidating the cases to address certain damage issues. Those motions are all pending before the Court. ComEd has also requested that the Court grant its pending summary judgment motion on liability, particularly in light of the Court of Appeal's decision in August 2000.

         The Standard Contract with the DOE also requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983. Pursuant to the Contract, ComEd has elected to pay the one-time fee of $277 million, with interest to the date of payment, just prior to the first delivery of SNF to the DOE. As of December 31, 2000, the liability for the one-time fee with related interest was $810 million.

Energy Commitments
         ComEd's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity, and long, intermediate and short-term contracts. ComEd maintains a net positive supply of energy and capacity, through ownership of generation assets and power purchase agreements. These agreements are firm commitments related to power generation of specific generation plants and/or are dispatchable in nature. ComEd enters into power purchase agreements with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to its customers. ComEd has also purchased firm transmission rights to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs. The intent and business objective for the use of its capital assets and contracts is to provide ComEd with physical power supply to enable it to deliver energy to meet customer needs. Except for hedging purposes, ComEd does not use financial contracts in its wholesale marketing activities.

         ComEd has entered into bilateral long-term contractual obligations for sales of energy to load-serving entities, including electric utilities, municipalities, and electric cooperatives. ComEd also enters into contractual obligations to deliver energy to wholesale market participants who primarily focus on the resale of energy products for delivery. ComEd provides delivery of its energy to these customers through access to its transmission assets or rights for firm transmission.

At December 31, 2000, ComEd had long-term commitments, in millions of megawatt hours (MWh) and dollars, relating to the purchase and sale of energy and capacity purchases and transmission rights from unaffiliated utilities and others as expressed in the following tables:

                                      Power Only
                      ------------------------------------------
                        Purchases                   Sales
                       MWh    Dollars           MWh      Dollars
  2001                   1     $  27              9        $135
  2002                   2        36              8         114
  2003                   2        41              6          99
  2004                 ---       ---              4          80
  2005                 ---       ---              2          39
  Thereafter           ---       ---              1          15
                                ----                       ----
  Total                         $104                       $482
                                ====                       ====

                       Capacity                   Transmission
                       Purchases                   Purchases
                       in Dollars                 in Dollars
  2001                 $   689                      $  20
  2002                     575                         --
  2003                     452                         --
  2004                     453                         --
  2005                     117                         --
  Thereafter               800                         --
                       -------                      -----
  Total                $ 3,086                      $  20
                       =======                      =====


Environmental Issues
         ComEd's operations have in the past and may in the future require substantial capital expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, ComEd is generally liable for the costs of remediating environmental contamination of property now or formerly owned by ComEd and of property contaminated by hazardous substances generated by ComEd. ComEd owns a number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. ComEd has identified 44 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. ComEd is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

         As of December 31, 2000 and 1999, ComEd had accrued $117 million and $100 million, respectively, (reflecting discount rates of 5.5% and 6.5%, respectively) for environmental investigation and remediation costs. These reserves included $110 million and $93 million, respectively, for MGP investigation and remediation. Such estimates, reflecting the effects of a 3% inflation rate before the effects of discounting were $170 million and $182 million at December 31, 2000 and 1999, respectively. ComEd cannot reasonably estimate whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by ComEd, environmental agencies or others, or whether such costs will be recoverable from third parties.

Leases
Minimum future operating lease payments as of December 31, 2000 were:

     2001                                           $ 29
     2002                                             34
     2003                                             32
     2004                                             30
     2005                                             26
     Remaining years                                  77
                                                    ----
Total minimum future lease  payments                $228
                                                    ====

         Rental expense under operating leases totaled $30 million, $45 million, and $60 million in 2000, 1999 and 1998, respectively.

Litigation

         FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with FERC alleging that ComEd failed to properly adjust their rates, as provided for under the terms of their electric service contracts, and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, the FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On January 11, 2001, FERC issued its Order on Rehearing Requesting Submission of Additional Information. Responsive pleadings have been filed by all parties and final FERC action is still pending. ComEd's management believes an adequate reserve has been established in connection with the case.

         Service Interruptions. In August 1999, three class action lawsuits were filed, and subsequently consolidated, in the Circuit Court of Cook County, Illinois, seeking damages for personal injuries, property damage and economic losses from ComEd related to a series of service interruptions that occurred in the summer 1999. The combined effect of these interruptions resulted in over 168,000 customers losing service for more than 4 hours. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. A hearing on a motion filed by ComEd to dismiss the complaints is expected in the second quarter of 2001. A portion of any settlement or verdict may be covered by insurance and discussions with the carrier are ongoing. ComEd's management believes adequate reserves have been established in connection with these cases.

         Reliability Investigation. In 1999, the ICC opened an investigation regarding the design and reliability of ComEd's transmission and distribution system, which was expanded during 2000 to include a circuit breaker fire that occurred in October 2000 at a ComEd substation. The ICC has issued several reports in that investigation covering the summer 1999 outages as well as the transmission and distribution system. These reports include recommendations and an implementation timetable. The recommendations are not legally binding on ComEd, however, the ICC may enforce them through litigation. Two more reports are anticipated in early 2001, and the investigation is expected to conclude by mid-2001. Since summer 1999, ComEd has devoted significant resources to improving the reliability of its transmission and distribution system. ComEd's management believes that the likelihood of a successful material claim resulting from the investigation is remote.

         Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions, and against ComEd for a declaratory order that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the State were premature, and the Illinois Supreme Court denied leave to appeal that ruling. Developers of both facilities have since filed amended complaints repeating their allegations that ComEd breached the contracts in question, and requesting damages for such breach, in the amount of the difference between the state-subsidized rate and the amount ComEd was willing to pay for the electricity. ComEd intends to vigorously contest this matter.

         Chicago Franchise. In March 1999, ComEd reached a settlement agreement with the City of Chicago to end the arbitration proceeding between ComEd and Chicago regarding the January 1, 1992 franchise agreement. As part of the settlement agreement, ComEd and Chicago agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric services in Chicago. The settlement agreement provided that ComEd be subject to liquidation damages if the projects were not completed by various dates, unless it was prevented from doing so by events beyond its reasonable control. In addition, ComEd and Chicago established an Energy Reliability and Capacity Account, into which ComEd deposited $25 million during 1999 and 2000 and has conditionally agreed to deposit $25 million at the end of the years 2001 and 2002, to help ensure an adequate and reliable electric supply for Chicago.

         Other Tax Issues. The Illinois Department of Revenue has issued notice of tax liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988-1997. The alleged deficiencies, including interest and penalties, totaled approximately $54 million as of December 31, 2000. ComEd has protested the notices, and the matter is currently pending. Interest will continue to accumulate on the alleged tax deficiencies.

         General. ComEd is involved in various other litigation matters. The ultimate outcome of such matters, while uncertain, is not expected to have a material adverse effect on ComEd's financial condition or results of operations.


17. Related-Party Transactions

         ComEd has a $400 million intercompany receivable from PECO, which is reflected in current assets in ComEd's Consolidated Balance Sheets at December 31, 2000. ComEd also has notes receivable with affiliates of $1.3 billion and $2.5 billion respectively, at December 31, 2000 and 1999 primarily relating to the fossil plant sale, and included in deferred debits and other assets in ComEd's Consolidated Balance Sheets. Interest income earned on this note receivable was $176 million and $9 million for the years ended December 31, 2000 and 1999. Both receivables are under terms comparable to those that would be available from unaffiliated parties.


18. Quarterly Data (Unaudited)

The data shown below include all adjustments which ComEd considers necessary for a fair presentation of such amounts:



                         Operating                 Operating               Income Before                   Net
                          Revenue                   Income              Extraordinary Items              Income
                     2000         1999         2000         1999         2000         1999          2000        1999
                     ----         ----         ----         ----         ----         ----          ----        ----
Quarter ended
March 31            $1,661       $1,539       $  266       $  309       $  195       $   97       $  192       $   69
June 30             $1,816       $1,696       $  351       $  278       $  148       $  119       $  146       $  119
September 30        $2,092       $2,071       $  365       $  613       $  196       $  287       $  197       $  287
December 31         $1,443       $1,487       $  404       $  349       $  197       $  148       $  197       $  148


19. Subsequent Event

         During January 2001, Exelon undertook a corporate restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. As part of the restructuring, the generation related assets and liabilities of ComEd were transferred to a separate subsidiary of Exelon, Generation, in return for ComEd common stock. As a result, beginning January 2001, the operations of ComEd consist of its retail electricity distribution and transmission business in Northern Illinois.

         In connection with the transfer, ComEd entered into a power purchase agreement (PPA) with Generation. Under the terms of the PPA, ComEd will obtain all of its power supply from Generation through 2004. In 2005 and 2006, ComEd will obtain all of its power supply from Generation, up to the capacity of ComEd's transferred nuclear generating plants. ComEd will obtain any additional supply required from market sources in 2005 and 2006, and subsequent to 2006, will obtain all of its supply from market sources, which could include Generation. Also, under the terms of the transfer, ComEd assigned its rights and obligations under various PPAs and fuel supply agreements to Generation. Generation will supply power to ComEd from the transferred nuclear generating plants, assigned PPAs, and other market sources. The PPA sets forth energy prices for the full term of the agreement.

         As a result of the corporate restructuring, certain risks and commitments that have been disclosed in Note 16 - Commitments and Contingencies, and the future financial condition and results of operations will change significantly. On a prospective basis, ComEd will not be subject to the risks associated with nuclear insurance, decommissioning, spent fuel disposal and energy commitments, other than its PPA with Generation. Total net assets of approximately $1.6 billion, subject to final determination, were transferred to Generation as of January 1, 2001 pursuant to the corporate restructuring.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Exelon and PECO

         None.

ComEd

         On November 28, 2000, the Board of Directors of Exelon selected PricewaterhouseCoopers LLP (PwC) as the independent accountant of Exelon and its subsidiaries, including ComEd. PwC was the independent accountant of PECO and its subsidiaries prior to the Unicom merger, and Arthur Andersen LLP (Arthur Andersen) was the certifying accountant for Unicom and ComEd. Arthur Andersen was dismissed by ComEd on November 28, 2000. The Exelon Audit Committee participated in and approved the decision to engage PwC.

         The reports of Arthur Andersen on the financial statements of ComEd for the past two years ended December 31, 1999, and the interim periods ended September 30, 2000, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through November 27, 2000, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference thereto in their report on the financial statements for such years.

         During the two most recent fiscal years and through November 28, 2000, ComEd consulted with PwC regarding the application of accounting principles to two related transactions that were completed in 2000. In June 2000, prior to the initiation of the auditor selection process that led to the accountant changes described above, ComEd received written advice from PwC, who was also the financial advisor regarding two like-kind exchange transactions involving one of ComEd's affiliates, Unicom Investment Inc. PwC was asked to report to ComEd pursuant to AICPA Statement of Auditing Standards No. 50 on the appropriate application of United States generally accepted accounting principles to the proposed like-kind exchange transactions. Concurrently, ComEd requested that Arthur Andersen review the proposed accounting for the proposed transactions, and Arthur Andersen concurred with the accounting conclusions proposed by PwC. PwC's reports providing accounting conclusions were presented in two separate letters dated June 9, 2000 and June 22, 2000, which were filed as Exhibits 99-1 and 99-2, respectively, to a Current Report on Form 8-K dated November 28, 2000 that ComEd filed, which exhibits are incorporated herein by this reference.

         ComEd requested that Arthur Andersen furnish it with a letter addressed to the SEC stating whether or not it agreed with substantially similar statements as the foregoing contained in the Current Report on Form 8-K dated November 28, 2000. A copy of that letter, dated November 29, 2000 was filed as
Exhibit 16 to that Form 8-K. PwC was also provided an opportunity to comment on the contents of the disclosures made in the Form 8-K, and no comments were made.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Exelon

         The information required by Item 10 relating to directors and nominees for election as directors at Exelon's Annual Meeting of shareholders is incorporated herein by reference to the information under the heading "BOARD OF DIRECTORS" on pages 7-10 and "OTHER INFORMATION - Section 16(a) Beneficial
Ownership Reporting Compliance" on page 32 in Exelon's definitive Proxy Statement (2001 Exelon Proxy Statement) filed with the SEC on March 23, 2001, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth above in ITEM 1. Business - Executive Officers of Exelon, ComEd and PECO.

PECO

         The information required by Item 10 relating to directors and nominees for election as directors at PECO's annual meeting of shareholders is incorporated herein by reference to information under the subheadings "Nominees" and "Security Ownership of Certain Beneficial Owners and Management" under the heading "Item A: Election of Directors" in PECO's definitive Information Statement (2001 PECO Information Statement) to be filed with the SEC prior to April 30, 2001, pursuant to Regulation 14C under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth above in ITEM 1. Business - Executive Officers of Exelon, ComEd and PECO.

ComEd

         The information required by Item 10 relating to directors and nominees for election as directors at ComEd's annual meeting of shareholders is incorporated herein by reference to information under the subheadings "Nominees" and "Security Ownership of Certain Beneficial Owners and Management" under the heading "Item A: Election of Directors" in ComEd's definitive Information Statement (2001 ComEd Information Statement) to be filed with the SEC prior to April 30, 2001, pursuant to Regulation 14C under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth above in ITEM 1. Business - Executive Officers of Exelon, ComEd and PECO.



ITEM 11. EXECUTIVE COMPENSATION

Exelon

         The information required by Item 11 is incorporated herein by reference to the information labeled "Board Compensation" and pages 20-30 in the 2001 Exelon Proxy Statement.

PECO

         The information required by Item 11 is incorporated herein by reference to the paragraph labeled "Compensation of Directors" under the subheading "Additional Information Concerning Board of Directors" under the heading "Item
A: Election of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the subheading "Compensation Committee Report on Executive Compensation") in 2001 PECO Information Statement.

ComEd

         The information required by Item 11 is incorporated herein by reference to the paragraph labeled "Compensation of Directors" under the subheading "Additional Information Concerning Board of Directors" under the heading "Item
A: Election of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the subheading "Compensation Committee Report on Executive Compensation") in the 2001 ComEd Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Exelon

         The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "BENEFICIAL OWNERSHIP" on page 6 in the 2001 Exelon Proxy Statement.

PECO

         The information required by Item 12 is incorporated herein by reference to the stock ownership information under the subheading "Security Ownership of Certain Beneficial Owners and Management" under the heading "Item A: Election of Directors" in the 2001 PECO Information Statement.

ComEd

         The information required by Item 12 is incorporated herein by reference to the stock ownership information under the subheading "Security Ownership of Certain Beneficial Owners and Management" under the heading "Item A: Election of Directors" in the 2001 ComEd Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exelon

         The information required by Item 13 is incorporated herein by reference to the information labeled "OTHER INFORMATION - Transactions with Management" in the 2001 Exelon Proxy Statement.

PECO and ComEd

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and Shareholders of Exelon Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 30, 2001, except for Note 21 PETT Refinancing for which the date is March 1, 2001, appearing in the 2000 Annual Report to Shareholders of Exelon Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1)(ii) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 30, 2001

(a) Financial Statements and Financial Statement Schedules

     (1)  Exelon

          (i)  Financial Statements

                  Consolidated Statements of Income for the years 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the years 2000, 1999 and 1998

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

          (ii) Financial Statement Schedule

                                     EXELON CORPORATION AND SUBSIDIARY COMPANIES

                                   Schedule II - Valuation and Qualifying Accounts
                                                    (in millions)

Column A                                   Column B               Column C               Column D        Column E
--------                                   --------               --------               --------        --------
                                                                  Additions
                                                           ----------------------
                                                           Charged
                                          Balance at        to Cost        Charged
                                          Beginning          and           to Other                       Balance at
Description                                of Year         Expenses        Accounts      Deductions      End of Year
-----------                                -------         --------        --------      ----------      -----------
FOR THE YEAR ENDED DECEMBER 31, 2000

Allowance for Uncollectible Accounts          $ 112          $  87          $  59(a)       $ 58(b)          $200
                                              =====          =====          =====          ====             ====

Reserve for:
    Merger-Related Costs                      $  --          $  --          $ 149(c)       $  5             $144
                                              =====          =====          =====          ====             ====

    Injuries and Damages                      $  23          $   9          $  48(d)       $ 11(e)          $ 69
                                              =====          =====          =====          ====             ====

    Environmental Investigation and
      Remediation                             $  57          $  26          $  98(c)       $ 10(f)          $171
                                              =====          =====          =====          ====             ====

    Obsolete Materials                        $  --          $  48          $  55(c)       $  3             $100
                                              =====          =====          =====          ====             ====

FOR THE YEAR ENDED DECEMBER 31, 1999

Allowance for Uncollectible Accounts          $ 122          $  59          $  --          $ 69(b)          $112
                                              =====          =====          =====          ====             ====

Reserve for:
    Injuries and Damages                      $  27          $   7          $  --          $ 11(e)          $ 23
                                              =====          =====          =====          ====             ====

    Environmental Investigation and
      Remediation                             $  60          $  --          $  --          $  3(f)          $ 57
                                              =====          =====          =====          ====             ====

FOR THE YEAR ENDED DECEMBER 31, 1998

Allowance for Uncollectible Accounts          $ 134          $  72          $  --          $ 84(b)          $122
                                              =====          =====          =====          ====             ====

Reserve for:
    Injuries and Damages                      $  33          $   5          $  --          $ 11(e)          $ 27
                                              =====          =====          =====          ====             ====

    Environmental Investigation and
      Remediation                             $  63          $  --          $  --          $  3(f)          $ 60
                                              =====          =====          =====          ====             ====

(a) Includes October 20, 2000 opening balance of former Unicom Corporation of $48 million.
(b)  Write-off of individual accounts receivable.
(c)  Reflects October 20, 2000 opening balance of former Unicom Corporation.
(d) Includes October 20, 2000 opening balance of former Unicom Corporation of $47 million.
(e)  Payments of claims and related costs.
(f)  Expenditures for site investigation and remediation.

     (2)  PECO

          (i)  Financial Statements

                  Consolidated Statements of Income for the years 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the years 2000, 1999 and 1998

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

          (ii) Financial Statement Schedule

                                     PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

                                   Schedule II - Valuation and Qualifying Accounts
                                                    (in millions)

Column A                                   Column B               Column C               Column D        Column E
--------                                   --------               --------               --------        --------
                                                                  Additions
                                                           ----------------------
                                                           Charged
                                          Balance at        to Cost        Charged
                                          Beginning          and           to Other                       Balance at
Description                                of Year         Expenses        Accounts      Deductions      End of Year
-----------                                -------         --------        --------      ----------      -----------
FOR THE YEAR ENDED DECEMBER 31, 2000

Allowance for Uncollectible Accounts          $112          $   68          $   --          $ 49(a)          $131
                                              ====          ======          ======          ====             ====

Reserve for:
    Injuries and Damages                      $ 23          $    7          $   --          $  9(b)          $ 21
                                              ====          ======          ======          ====             ====

    Environmental Investigation and
      Remediation                             $ 57          $   --          $   --          $  3(c)          $ 54
                                              ====          ======          ======          ====             ====

FOR THE YEAR ENDED DECEMBER 31, 1999

Allowance for Uncollectible Accounts          $122          $   59          $   --          $ 69(a)          $112
                                              ====          ======          ======          ====             ====

Reserve for:
    Injuries and Damages                      $ 27          $    7          $   --          $ 11(b)          $ 23
                                              ====          ======          ======          ====             ====

    Environmental Investigation and
      Remediation                             $ 60          $   --          $   --          $  3(c)          $ 57
                                              ====          ======          ======          ====             ====

FOR THE YEAR ENDED DECEMBER 31, 1998

Allowance for Uncollectible Accounts          $134          $   72          $   --          $ 84(a)          $122
                                              ====          ======          ======          ====             ====

Reserve for:
    Injuries and Damages                      $ 33          $    5          $   --          $ 11(b)          $ 27
                                              ====          ======          ======          ====             ====

    Environmental Investigation and
      Remediation                             $ 63          $   --          $   --          $  3(c)          $ 60
                                              ====          ======          ======          ====             ====

(a)      Write-off of individual accounts receivable.
(b)      Payments of claims and related costs.
(c)      Expenditures for site investigation and remediation.

     (3)  ComEd

          (i)  Financial Statements

                  Consolidated Statements of Income for the years 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the years 2000, 1999 and 1998

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

          (ii) Financial Statement Schedule

                                 COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                                   Schedule II - Valuation and Qualifying Accounts
                                                    (in millions)

Column A                                   Column B               Column C               Column D        Column E
--------                                   --------               --------               --------        --------
                                                                  Additions
                                                           ----------------------
                                                           Charged
                                          Balance at        to Cost        Charged
                                          Beginning          and           to Other                       Balance at
Description                                of Year         Expenses        Accounts      Deductions      End of Year
-----------                                -------         --------        --------      ----------      -----------

FOR THE YEAR ENDED DECEMBER 31, 2000

Allowance for Uncollectible Accounts            $  49          $  46          $  11          $ 46             $ 60
                                                =====          =====          =====          ====             ====

Reserve for:
    Merger-Related Costs                        $  --          $  --          $ 149          $  5             $144
                                                =====          =====          =====          ====             ====

    Injuries and Damages                        $  55          $  10          $   5          $ 22(a)          $ 48
                                                =====          =====          =====          ====             ====

    Environmental Investigation and
      Remediation                               $ 100          $  26          $  --          $  9(b)          $117
                                                =====          =====          =====          ====             ====

    Obsolete Materials                          $  27          $  57          $  19          $  5             $ 98
                                                =====          =====          =====          ====             ====

FOR THE YEAR ENDED DECEMBER 31, 1999

Allowance for Uncollectible Accounts            $  48          $  89          $  --          $ 88             $ 49
                                                =====          =====          =====          ====             ====

Reserve for:
    Injuries and Damages                        $  47          $  28          $   7          $ 27(a)          $ 55
                                                =====          =====          =====          ====             ====

    Environmental Investigation and
      Remediation                               $  32          $  74          $  --          $  6(b)          $100
                                                =====          =====          =====          ====             ====

    Obsolete Materials                          $  24          $  19          $  --          $ 16             $ 27
                                                =====          =====          =====          ====             ====

    Closing Costs for Zion Station (c)          $  79          $  --          $  --          $ 79             $ --
                                                =====          =====          =====          ====             ====

FOR THE YEAR ENDED DECEMBER 31, 1998

Allowance for Uncollectible Accounts            $  18          $  61          $  --          $ 31             $ 48
                                                =====          =====          =====          ====             ====

Reserve for:
    Injuries and Damages                        $  49          $  10          $   9          $ 21(a)          $ 47
                                                =====          =====          =====          ====             ====

    Environmental Investigation and
      Remediation                               $  32          $   7          $  --          $  7(b)          $ 32
                                                =====          =====          =====          ====             ====

    Obsolete Materials                          $  42          $  24          $  --          $ 42             $ 24
                                                =====          =====          =====          ====             ====

    Closing Costs for Zion Station (c)          $ 194          $  --          $  --          $115             $ 79
                                                =====          =====          =====          ====             ====


(a)  Payments of claims and related costs.
(b)  Expenditures for site investigation and remediation.
(c) Estimated closing costs related to the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's Zion Station.

                  The individual financial statements and schedules of Exelon's and ComEd's nonconsolidated wholly owned subsidiaries have been omitted from their respective Annual Reports on Form 10-K because the investments are not material in relation to their respective financial positions or results of operations. As of December 31, 2000, the assets of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of Exelon's and ComEd's consolidated assets. The 2000 revenues of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of Exelon's and ComEd's consolidated annual revenues.

     (b)  Reports on Form 8-K

          (1)  Exelon

                  Exelon filed Current Reports on Form 8-K during the fourth quarter of 2000 regarding the following items:

         Date of  Earliest
         Event Reported        Description of Item Reported
         ----------------------------------------------------------------------
         October 20, 2000     "ITEM 2.  ACQUISITION  OR  DISPOSITION  OF ASSETS"
                              regarding the completion of the merger among PECO and Unicom into Exelon.

         October 20, 2000     "ITEM 7. FINANCIAL STATEMENT,  PRO FORMA FINANCIAL
                              INFORMATION  AND  EXHIBITS"   includes   financial
                              statements of businesses acquired.

         October 30, 2000     "ITEM 5. OTHER EVENTS" regarding a presentation at
                              the  Edison  Electric   Institute  Fall  Financial
                              Conference to explain the merger of PECO and Unicom to form Exelon.

         November 15, 2000    "ITEM 5. OTHER EVENTS" regarding a presentation at
                              Exelon's Investor Conference to explain the merger of PECO and Unicom to form Exelon and Exelon's strategy and earnings targets.

         November 28, 2000    "ITEM  4.   CHANGE  IN   REGISTRANT'S   CERTIFYING
                              ACCOUNTANT"  regarding the selection of PwC as the
                              independent   accountant   of   Exelon   and   its
                              subsidiaries,  effective immediately. The exhibits
                              under "ITEM 7.  FINANCIAL  STATEMENT  AND EXHIBIT"
                              include  Arthur  Andersen's  letter  to the SEC of
                              changing   accountants   and  PwC's  Statement  of
                              Auditing Standard No. 50 dated June 9 and June 22,
                              2000.

         December 11, 2000    "ITEM 5. OTHER EVENTS"  regarding the announcement
                              by  Exelon  Enterprises,   a  division  of  Exelon
                              Corporation,  and Exelon Infrastructure  Services,
                              Inc. (EIS), a business unit of Exelon Enterprises, that EIS acquired three utility and industrial infrastructure services companies and signed a definitive agreement to purchase a fourth company.
                              The exhibits  under "ITEM 7.  FINANCIAL  STATEMENT
                              AND  EXHIBITS"  includes the press  release  dated
                              December 11, 2000.

         December 19, 2000    "ITEM   5.   OTHER   EVENTS"    regarding Exelon's
                              acquisition of 49.9% of the stock of Sithe.

         December 20, 2000    "ITEM 5. OTHER  EVENTS"  regarding  ICC issuing an
                              order to permit  ComEd to continue the recovery of
                              decommissioning   costs  from   customers   for  a
                              six-year period.

          (2)  PECO

                  PECO filed Current Reports on Form 8-K during the fourth quarter of 2000 regarding the following items:

         Date of  Earliest
         Event Reported        Description of Item Reported
         ----------------------------------------------------------------------

         October 19, 2000     "ITEM 5. OTHER  EVENTS"  regarding the approval by
                              the SEC of the merger between PECO and Unicom into Exelon.

         October 20, 2000     "ITEM 5. OTHER EVENTS" regarding the completion of
                              the merger between PECO and Unicom into Exelon.

         October 24, 2000     "ITEM 5. OTHER EVENTS"  regarding  PECO's earnings
                              release for the third quarter of 2000.

          (3)  ComEd

                  ComEd filed Current Reports on Form 8-K during the fourth quarter of 2000 regarding the following items:

         Date of  Earliest
         Event Reported        Description of Item Reported
         ----------------------------------------------------------------------

         October 19, 2000     "ITEM 5. OTHER  EVENTS"  regarding the approval by
                              the SEC of the merger between PECO and Unicom into Exelon.

         October 20, 2000     "ITEM 5. OTHER EVENTS" regarding the completion of
                              the merger between PECO and Unicom into Exelon.

         November 28, 2000    "ITEM  4.   CHANGE  IN   REGISTRANT'S   CERTIFYING
                              ACCOUNTANT"  regarding the selection of PwC as the
                              independent   accountant   of   Exelon   and   its
                              subsidiaries,  effective immediately. The exhibits
                              under "ITEM 7.  FINANCIAL  STATEMENT  AND EXHIBIT"
                              include  Arthur  Andersen's  letter  to the SEC of
                              changing   accountants   and  PwC's  Statement  of
                              Auditing Standard No. 50 dated June 9 and June 22,
                              2000.

         December 20, 2000    "ITEM 5. OTHER EVENTS"  regarding ComEd's proposal
                              to transfer its nuclear  generating  stations to a
                              new   subsidiary   of  Exelon  and  the  continual
                              recovery  of   decommissioning   costs  after  the
                              proposed transfer.

     (c)  Exhibits

         Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis and each of the registrants agree to furnish a copy of any such instrument to the Commission upon request.


Exhibit No.   Description
--------------------------------------------------------------------------------

2-1 Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 1-01401, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 2-1).

3-1 Articles of Incorporation of Exelon Corporation (Registration Statement No. 333-37082, Form S-4, Exhibit 3-1).

3-2           Bylaws  of  Exelon   Corporation   (Registration   Statement   No.
              333-37082, Form S-4, Exhibit 3-2).

3-3           Amended  and  Restated  Articles of  Incorporation  of PECO Energy
              Company.

3-4 Bylaws of PECO Energy Company, adopted February 26, 1990 and amended January 26, 1998 (File No. 1-01401, 1997 Form 10-K,
              Exhibit 3-2).

3-5 Restated Articles of Incorporation of Commonwealth Edison Company effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the "$9.00 Cumulative Preference Stock," the "$6.875 Cumulative Preference Stock" and the "$2.425 Cumulative Preference Stock" (File No. 1-1839, 1994 Form 10-K, Exhibit 3-2).

3-6 Bylaws of Commonwealth Edison Company, effective September 2, 1998, as amended through October 20, 2000.

4-1 364-day Credit Agreement, dated as of December 19, 2000, among Exelon Corporation, Commonwealth Edison Company and PECO Energy Company as Borrowers, certain banks named therein as Lenders, Bank One, N.A., as Administrative Agent, Credit Suisse First Boston and First Union National Bank, as Documentation Agents, Citibank, N.A., as Syndication Agent and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

4-2 Term Loan Agreement, dated as of October 13, 2000, among Exelon Corporation, as borrower, and certain banks named therein, Bank One, N.A., as Administrative Agent, Credit Suisse First Boston, as Documentation Agent, and Citibank, N.A., as Syndication Agent (File No. 1-16169, Report on Form 8-K dated October 20, 2000,
              Exhibit 99.2).

4-3 First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor), (Registration No. 2-2281, Exhibit B-1).

4-3-1         Supplemental   Indentures  to  PECO  Energy  Company's  First  and
              Refunding Mortgage:

               Dated as of           File Reference                 Exhibit No.
               --------------------- ------------------------------ -----------
               May 1, 1927           2-2881                         B-1(c)
               March 1, 1937         2-2881                         B-1(g)
               December 1, 1941      2-4863                         B-1(h)
               November 1, 1944      2-5472                         B-1(i)
               December 1, 1946      2-6821                         7-1(j)
               September 1, 1957     2-13562                        2(b)-17
               May 1, 1958           2-14020                        2(b)-18
               March 1, 1968         2-34051                        2(b)-24
               March 1, 1981         2-72802                        4-46
               March 1, 1981         2-72802                        4-47
               December 1, 1984      1-01401, 1984 Form 10-K        4-2(b)
               April 1, 1991         1-01401, 1991 Form 10-K        4(e)-76
               December 1, 1991      1-01401, 1991 Form 10-K        4(e)-77
               April 1, 1992         1-01401, March 31, 1992        4(e)-79
                                     Form 10-Q
               June 1, 1992          1-01401, June 30, 1992         4(e)-81
                                     Form 10-Q
               July 15, 1992         1-01401, June 30, 1992         4(e)-83
                                     Form 10-Q
               September 1, 1992     1-01401, 1992 Form 10-K        4(e)-85
               March 1, 1993         1-01401, 1992 Form 10-K        4(e)-86
               May 1, 1993           1-01401, March 31, 1993        4(e)-88
                                     Form 10-Q
               May 1, 1993           1-01401, March 31, 1993        4(e)-89
                                     Form 10-Q
               August 15, 1993       1-01401, Form 8-A dated        4(e)-92
                                     August 19, 1993
               November 1, 1993      1-01401, Form 8-A dated        4(e)-95
                                     October 27, 1993
               May 1, 1995           1-01401, Form 8-K dated        4(e)-96
                                     May 24, 1995

4-4           Exelon Dividend Reinvestment and Stock Purchase Plan.

4-5 Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (Harris Trust and Savings Bank, as current successor Trustee), dated July 1, 1923, Supplemental Indenture thereto dated August 1, 1944, and amendments and supplements thereto dated, respectively, August 1, 1946, April 1, 1953, March 31, 1967, April 1,1967, July 1, 1968, October 1, 1968, February
              28, 1969, May 29, 1970, June 1, 1971, May 31, 1972, June 15, 1973,
              May 31, 1974, June 13, 1975, May 28, 1976, and June 3, 1977. (File
              No. 2-60201, Form S-7, Exhibit 2-1).

4-5-1         Supplemental  Indentures  to  aforementioned  Commonwealth  Edison
              Mortgage.

              Dated as of           File Reference                Exhibit No.
              --------------------- ----------------------------- -------------
              May 17, 1978          2-99665, Form S-3                4-3
              August 31, 1978       2-99665, Form S-3                4-3
              June 18, 1979         2-99665, Form S-3                4-3
              June 20, 1980         2-99665, Form S-3                4-3
              April 16, 1981        2-99665, Form S-3                4-3
              April 30, 1982        2-99665, Form S-3                4-3
              April 15, 1983        2-99665, Form S-3                4-3
              April 13, 1984        2-99665, Form S-3                4-3
              April 15, 1985        2-99665, Form S-3                4-3
              April 15, 1986        33-6879, Form S-3                4-9
              June 15, 1990         33-38232, Form S-3               4-12
              June 1, 1991          33-40018, Form S-3               4-12
              October 1, 1991       33-40018, Form S-3               4-13
              October 15, 1991      33-40018, Form S-3               4-14
              February 1, 1992      1-1839, 1991 Form 10-K           4-18
              May 15, 1992          33-48542, Form S-3               4-14
              July 15, 1992         33-53766, Form S-3               4-13
              September 15, 1992    33-53766, Form S-3               4-14
              February 1, 1993      1-1839, 1992 Form 10-K           4-14
              April 1, 1993         33-64028, Form S-3               4-12
              April 15, 1993        33-64028, Form S-3               4-13
              June 15, 1993         1-1839,  Form 8-K  dated May     4-1
                                    21, 1993

              July 1, 1993          1-1839,  Form 8-K  dated May     4-2
                                    21, 1993
              July 15, 1993         1-1839,    Form   10-Q   for     4-1
                                    quarter ended June 30, 1993.
              January 15, 1994      1-1839, 1993 Form 10-K           4-15
              December 1, 1994      1-1839, 1994 Form 10-K           4-16
              June 1, 1996          1-1839, 1996 Form 10-K           4-16

4-5-2 Instrument of Resignation, Appointment and Acceptance dated January 31, 1996, under the provisions of the Mortgage dated July 1, 1923, and Indentures Supplemental thereto (File No. 1-1839, 1995 Form 10-K, Exhibit 4-28).

4-5-3 Instrument dated as of January 31, 1996, for trustee under the Mortgage dated July 1, 1923 and Indentures Supplemental thereto (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).

4-6 Indentures of Commonwealth Edison Company to The First National Bank of Chicago, Trustee (Amalgamated Bank of Chicago, as current successor Trustee), dated April 1, 1949, October 1, 1949, October 1, 1950, October 1, 1954, January 1, 1958, January 1, 1959 and
              December 1, 1961 (File No. 1-1839, 1982 Form 10-K, Exhibit 4-20).

4-7 Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes (File No. 1-1839, Form S-3, Exhibit 4-13).

4-7-1 Supplemental Indenture to Indenture dated September 1, 1987 dated July 14, 1989 (File No. 33-32929, Form S-3, Exhibit 4-16).

4-7-2 Supplemental Indenture to Indenture dated September 1, 1987, dated January 1, 1997 (File No. 1-1839, 1999 Form 10K, Exhibit 4-21).

4-7-3 Supplemental Indenture to Indenture dated September 20, 1987, dated September 1, 2000.

10-1 Stock Purchase Agreement among Exelon (Fossil) Holdings, Inc., as Buyer and The Stockholders of Sithe Energies, Inc., as Sellers, and Sithe Energies, Inc. (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 10-1).

10-2 Amended and Restated Employment Agreement among Unicom Corporation, Commonwealth Edison Company and John W. Rowe (File No. 1-16169, Exelon Corporation Form 10-Q for the quarter ended September 30, 2000, Exhibit 10-2).

10-3 PECO Energy Company Deferred Compensation and Supplemental Pension Benefit Plan* (Registration Statement No. 333-49780, Form S-8,
              Exhibit 4-2).

10-4 PECO Energy Company Management Group Deferred Compensation and Supplemental Pension Benefit Plan* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-3).

10-5          PECO  Energy  Company  Unfunded  Deferred  Compensation  Plan  for
              Directors*  (Registration  Statement  No.  333-49780,   Form  S-8,
              Exhibit 4-4).

10-6          Exelon   Corporation   Long-Term   Incentive  Plan   (Registration
              Statement No. 333-37082, Post-Effective Amendment No. 1 to Form S-4, Exhibit 4-2). *

10-6-1        First Amendment to Exelon Corporation Long Term Incentive Plan.*

10-7 PECO Energy Company Management Incentive Compensation Plan* (File No. 1-01401, 1997 Proxy Statement, Appendix A).

10-8          PECO  Energy   Company  1998  Stock  Option  Plan*   (Registration
              Statement No. 333-37082, Post-Effective Amendment No. 1 to Form S-4, Exhibit 4-3).

10-9 PECO Energy Company Employee Savings Plan (Registration Statement No. 333-37082, Post-Effective Amendment No. 1 to Form S-4, Exhibit 4-4)

10-10 Second Amended and Restated Trust Agreement for PECO Energy Transition Trust (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 4.1).

10-11 Intangible Transition Property Sale Agreement dated as of March 25,1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 10.1).

10-11-1 Amendment No. 1 to Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (File No. 1-01401, PECO Energy Company and PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001).

10-12 Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company. (File No. 333-58055, PECO Energy Transition Trust Current Report on Form 8-K dated May 2, 2000,
              Exhibit 10.2).

10-12-1 Amendment No. 1 to Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (File No. 1-01401, PECO Energy Company and PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001).

10-13 Joint Petition for Full Settlement of PECO Energy Company's Restructuring Plan and Related Appeals and Application for a Qualified Rate Order and Application for Transfer of Generation Assets dated April 29, 1998. (Registration Statement No. 333-58055, Exhibit 10.3).

10-14 Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of Qualified Rate Order Under Section 2812 of the Public Utility Code dated March 8, 2000 (Amendment No. 1 to Registration Statement No. 333-31646, Exhibit 10.4).

10-15 Unicom Corporation Amended and Restated Long-Term Incentive Plan* (File No. 1-11375, Unicom Proxy Statement dated April 7, 1999, Exhibit A).

10-15-1 First Amendment to Unicom Corporation Amended and Restated Long Term Incentive Plan* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-8).

10-15-2 Second Amendment to Unicom Corporation Amended and Restated Long Term Incentive Plan* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-9).

10-16 Unicom Corporation General Provisions Regarding 1996 Stock Option Awards Granted under the Unicom Corporation and Long-Term Incentive Plan* (File Nos. 1-11375 and 1-1839, 1996 Form 10-K,
              Exhibit 10-9).

10-17 Unicom Corporation General Provisions Regarding 1996B Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan* (File Nos. 1-11375 and 1-1839, 1996 Form 10-K, Exhibit 10-8).

10-18 Unicom Corporation General Provisions Regarding Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan* (Effective July 10, 1997).

10-19 Unicom Corporation Deferred Compensation Unit Plan, as amended* (File Nos. 1-11375 and 1-1839, 1995 Form 10-K, Exhibit 10-12).

10-20         Commonwealth  Edison  Deferred   Compensation  Plan* (included  in
              Article Five of Exhibit 3-5 above).

10-21 Unicom Corporation Retirement Plan for Directors, as amended* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-12).

10-22 Commonwealth Edison Company Retirement Plan for Directors, as amended* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-13).

10-23 Unicom Corporation 1996 Directors' Fee Plan* (File No. 1-11375, Unicom Proxy Statement dated April 8, 1996, Appendix A).

10-23-1 Second Amendment to Unicom Corporation 1996 Directors Fee Plan* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-11).

10-24 Employment Agreement dated November 1, 1997 between Commonwealth Edison Company and Oliver D. Kingsley, Jr. (File Nos. 1-11375 and 1-1839, 1998 Form 10-K, Exhibit 10-22).

10-25         Change  in   Control   Agreement   between   Unicom   Corporation,
              Commonwealth Edison Company and certain senior executives (File Nos. 1-11375 and 1-1839, 1998 Form 10-K, Exhibit 10-24).

10-25-1 Forms of Change in Control Agreement Between PECO Energy Company and Certain Employees.

10-26 Commonwealth Edison Company Executive Group Life Insurance Plan* (File No. 1-1839, 1980 Form 10-K, Exhibit 10-3).

10-26-1 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan* (File No. 1-1839, 1981 Form 10K, Exhibit 10-4).

10-26-2 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan dated December 12, 1986* (File No. 1-1839, 1986 Form 10-K, Exhibit 10-6).

10-26-3 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan to implement program of "split dollar life insurance" dated December 13, 1990* (File No. 1-1839, 1990 Form 10-K, Exhibit 10-10).

10-26-4 Amendment to Commonwealth Edison Company Executive Group Life Insurance Plan to stabilize the death benefit applicable to participants dated July 22, 1992* (File No. 1-1839, 1992 Form 10-K, Exhibit 10-13).

10-27 Commonwealth Edison Company Supplemental Management Retirement Plan* (File No. 1-1839, 1998 Form 10-K, Exhibit 10-29).

10-27-1 First Amendment to the Commonwealth Edison Company Supplemental Management Retirement Plan.*

10-28         Commonwealth Edison Company Excess Benefit Savings Plan* (File No.
              1-1839,  Form  10-Q for the  quarter  ended  September  30,  1998,
              Exhibit 10-1).

10-28-1 Amendment No. 1 to Commonwealth Edison Company Excess Benefit Savings Plan dated May 24, 1995* (File No. 1-1839, 1995 Form 10-K,
              Exhibit 10-30).

10-28-2 Amendment No. 2 to Commonwealth Edison Company Excess Benefit Savings Plan effective as of September 1, 1997* (File No. 1-1839, 1997 Form 10-K, Exhibit 10-34).

10-29         Commonwealth   Edison   Company   Savings  and   Investment  Plan*
              (Registration Statement No. 333-10613, Form S-8, Exhibit 4-4).

10-29-1 Amendment Nos. 1 through 6 to Commonwealth Edison Employee Savings and Investment Plan* (Registration Statement No. 333-49780, Form S-8, Exhibit 4-15).

10-30 Unicom Corporation Stock Bonus Deferral Plan* (File Nos. 1-11375 and 1-1839, Form 10-Q for the quarter ended September 30, 1998,
              Exhibit 10-3).

10-30-1       First  Amendment to the Unicom  Corporation  Stock Bonus  Deferral
              Plan.*

10-30-2       Second Amendment to the Unicom  Corporation  Stock Bonus  Deferral
              Plan.*

10-31 Form of Stock Award Agreement under the Unicom Corporation Long-Term Incentive Plan* (File Nos. 1-11375 and 1-1839, 1997 Form 10-K, Exhibit 10-37).

10-32 Amended and Restated Key Management Severance Plan for Unicom Corporation and Commonwealth Edison Company dated March 8, 1999* (File No. 1-1839, 1999 Form 10-K, Exhibit 10-38).

10-32-1 First Amendment to the Amended and Restated Key Management Severance Plan.*

16 Arthur Andersen Letter to Securities and Exchange Commission regarding the change in certifying accountant (File No. 1-01839, Exelon Corporation Report on Form 8-K dated November 28, 2000,
              Exhibit 16).

18-1          Letter  from   PricewaterhouseCoopers   LLP  addressed  to  Exelon
              Corporation concerning a change in accounting principles.

18-2 Letter from PricewaterhouseCoopers LLP addressed to PECO Energy Company concerning a change in accounting principles.

21            Subsidiaries

                21-1  Exelon Corporation
                21-2  PECO Energy Company
                21-3  Commonwealth Edison Company

23            Consent of Independent Accountants

                23-1   Exelon Corporation
                23-2   PECO Energy Company
                23-3-1 Commonwealth Edison Company
                23-3-2 Commonwealth Edison Company

99 Exelon Corporation's Current Report on Form 8-K dated March 16, 2001, File No. 1-16169.


_________________

* Compensatory plan or arrangements in which directors or officers of the applicable registrant participate and which are not available to all employees.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 30 day of March, 2001.

                               EXELON CORPORATION

                               By:  /s/  Corbin A. McNeill, Jr.
                                   --------------------------------------------
                               Name:  Corbin A. McNeill, Jr.
                               Title:  Chairman and Co-Chief Executive Officer

                               By:  /s/ John W. Rowe
                                   --------------------------------------------
                               Name: John W. Rowe
                               Title:  President and Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30 day of March, 2001.

     Signature              Title

/s/ Corbin A. McNeill, Jr.  Chairman and Co-Chief Executive Officer and Director
-----------------------     (Co-Chief Executive Officer)
Corbin A. McNeill, Jr.


/s/ John W. Rowe           President and Co-Chief Executive Officer and Director
-----------------------    (Co-Chief Executive Officer)
John W. Rowe

This annual report has also been signed below by Corbin A. McNeill, Jr. and John
W. Rowe, Attorneys-in-Fact, on behalf of the following Directors on the date indicated:

          EDWARD A. BRENNAN                       RICHARD H. GLANTON
          CARLOS H. CANTU                         ROSEMARIE B. GRECO
          DANIEL L. COOPER                        EDGAR D. JANNOTTA
          M. WALTER D'ALESSIO                     JOHN M. PALMS, PH.D.
          BRUCE DEMARS                            JOHN W. ROGERS, JR.
          G. FRED DIBONA, JR.                     RONALD RUBIN
          SUE L. GIN                              RICHARD L. THOMAS

By: /s/ Corbin A. McNeill, Jr.                    March 30, 2001
    --------------------------
Name:  Corbin A. McNeill, Jr.
Title:  Chairman and Co-Chief Executive Officer

By: /s/ John W. Rowe                              March 30, 2001
    -----------------------
Name:  John W. Rowe
Title:  President and Co-Chief Executive Officer

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Philadelphia and Commonwealth of Pennsylvania on the 30th day of March, 2001.

                              PECO ENERGY COMPANY


                               By: /s/ Corbin A. McNeill, Jr.
                                   --------------------------
                               Name:  Corbin A. McNeill, Jr.
                               Title: President, Co-Chief Executive Officer and Chairman

                               By: /s/ John W. Rowe
                                   -----------------------
                               Name:  John W. Rowe
                               Title:  Co-Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.

         Signature                              Title


/s/ Corbin A. McNeill, Jr        President, Co-Chief Executive Officer
-----------------------          and Chairman
Corbin A. McNeill, Jr.


/s/ John W. Rowe                 Co-Chief Executive Officer
-----------------------
John W. Rowe


/s/ Pamela B. Strobel            Director
---------------------------
Pamela B. Strobel


/s/ Ruth Ann M. Gillis           Director
---------------------------
Ruth Ann M. Gillis


/s/ Kenneth G. Lawrence          Director
---------------------------
Kenneth G. Lawrence

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and State of Illinois on the 30th day of March, 2001.

                           COMMONWEALTH EDISON COMPANY

                               By: /s/ John W. Rowe
                                   -----------------------
                               Name:  John W. Rowe
                               Title: President, Co-Chief Executive Officer and Chairman

                               By: /s/ Corbin A. McNeill, Jr.
                                   --------------------------
                               Name:  Corbin A. McNeill, Jr.
                               Title:  Co-Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.

         Signature                                   Title


/s/ John W. Rowe                 President, Co-Chief Executive Officer
-----------------------          and Chairman
John W. Rowe


/s/ Corbin A. McNeill, Jr        Co-Chief Executive Officer
-----------------------
Corbin A. McNeill, Jr.


/s/ Pamela B. Strobel            Director
---------------------------
Pamela B. Strobel


/s/ Ruth Ann M. Gillis           Director
---------------------------
Ruth Ann M. Gillis


/s/ Kenneth G. Lawrence          Director
---------------------------
Kenneth G. Lawrence