Form 10-Q
period 2001-03-31
EXELON CORP; COMMONWEALTH EDISON CO; PECO ENERGY CO
filed 2001-05-15
CIK 1109357, 22606, 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [__].
         The number of shares outstanding of each registrant's common stock as of May 4, 2001 was as follows:

         Exelon Corporation Common Stock, without par value         320,599,887
         Commonwealth Edison Company Common Stock,
            $12.50 par value                                        128,033,227
         PECO Energy Company Common Stock, without par value        170,478,507

                                TABLE OF CONTENTS



                                                                                                                    Page No.
  Filing Format                                                                                                        3
  Forward-Looking Statements                                                                                           3
  PART I.   FINANCIAL INFORMATION                                                                                      4
  ITEM 1.   FINANCIAL STATEMENTS                                                                                       4
                  Exelon Corporation
                           Condensed Consolidated Statements of Income and Comprehensive Income                        5
                           Condensed Consolidated Balance Sheets                                                       6
                           Condensed Consolidated Statements of Cash Flows                                             8
                  Commonwealth Edison Company
                           Condensed Consolidated Statements of Income and Comprehensive Income                        9
                           Condensed Consolidated Balance Sheets                                                      10
                           Condensed Consolidated Statements of Cash Flows                                            12
                  PECO Energy Company
                           Condensed Consolidated Statements of Income and Comprehensive Income                       13
                           Condensed Consolidated Balance Sheets                                                      14
                           Condensed Consolidated Statements of Cash Flows                                            16
                  Notes to Condensed Consolidated Financial Statements                                                17

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                                  30
                  Exelon Corporation                                                                                  30
                  Commonwealth Edison Company                                                                         37
                  PECO Energy Company                                                                                 41
  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                 45
  PART II.  OTHER INFORMATION                                                                                         48
  ITEM 1.   LEGAL PROCEEDINGS                                                                                         48
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       48
  ITEM 5.   OTHER INFORMATION                                                                                         49
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                          49

SIGNATURES


Filing Format
         This combined Form 10-Q is separately being filed by Exelon Corporation, Commonwealth Edison Company and PECO Energy Company. Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Forward-Looking Statements
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Note 7 of Notes to Consolidated Financial Statements and other factors discussed in filings with the Securities and Exchange Commission by Exelon Corporation, Commonwealth Edison Company and PECO Energy Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Exelon Corporation, Commonwealth Edison Company and PECO Energy Company undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION

                                  EXELON CORPORATION AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                  (Unaudited)
                                     (In Millions, except per share data)

                                                                                   Three Months Ended March 31,
                                                                                    -------------------------
                                                                                     2001               2000
                                                                                    -------           -------
OPERATING REVENUES                                                                  $ 3,823           $ 1,353

OPERATING EXPENSES
     Fuel and Purchased Power                                                         1,330               463
     Operating and Maintenance                                                        1,058               391
     Depreciation and Amortization                                                      378                80
     Taxes Other Than Income                                                            168                67
                                                                                    -------           -------

         Total Operating Expenses                                                     2,934             1,001
                                                                                    -------           -------

OPERATING INCOME                                                                        889               352
                                                                                    -------           -------

OTHER INCOME AND DEDUCTIONS
         Interest Expense                                                              (294)             (104)
     Distributions on Preferred Securities of Subsidiaries                               (9)               (5)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net                       18                 4
     Other, net                                                                          55                21
                                                                                    -------           -------

         Total Other Income and Deductions                                             (230)              (84)
                                                                                    -------           -------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                             659               268
INCOME TAXES                                                                            272               101
                                                                                    -------           -------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                                                                387               167
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE  (net of income taxes of $8 million and $16 million in
   2001 and 2000, respectively)                                                          12                24
                                                                                    -------           -------

NET INCOME                                                                              399               191
                                                                                    -------           -------


OTHER COMPREHENSIVE INCOME (LOSS)
     SFAS 133 Transition Adjustment                                                      73              --
     Cash Flow Hedge Fair Value Adjustment                                              (36)             --
     Unrealized Gain (Loss) on Marketable Securities (net of income taxes)             (122)               (1)
                                                                                    -------           -------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                                 (85)               (1)
                                                                                    -------           -------

TOTAL COMPREHENSIVE INCOME                                                          $   314           $   190
                                                                                    =======           =======

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                                      320               181
                                                                                    =======           =======
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                                    324               183
                                                                                    =======           =======

EARNINGS PER AVERAGE COMMON SHARE:
    BASIC:
       Income Before Cumulative Effect of a Change in Accounting Principle          $  1.21           $  0.92
       Cumulative Effect of a Change in Accounting Principle                           0.04              0.13
                                                                                    -------           -------
       Net Income                                                                   $  1.25           $  1.05
                                                                                    =======           =======

DILUTED:
       Income Before Cumulative Effect of a Change in Accounting Principle          $  1.19           $  0.91
       Cumulative Effect of a Change in Accounting Principle                           0.04              0.13
                                                                                    -------           -------

Net Income                                                                          $  1.23           $  1.04
                                                                                    =======           =======

DIVIDENDS PER AVERAGE COMMON SHARE                                                  $  0.55           $  0.25
                                                                                    =======           =======

            See Notes to Condensed Consolidated Financial Statements

                    EXELON CORPORATION AND SUBSIDIARY COMPANIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In Millions)


                                                         March 31,       December 31,
                                                           2001             2000
                                                         -------          -------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                           $   825          $   526
     Restricted Cash                                         210              314
     Accounts Receivable, net                              2,480            2,552
     Inventories, at average cost                            394              454
     Other                                                   454              338
                                                         -------          -------

         Total Current Assets                              4,363            4,184
                                                         -------          -------


PROPERTY, PLANT AND EQUIPMENT, NET                        12,980           12,936

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                     6,689            7,135
     Nuclear Decommissioning Trust Funds                   2,941            3,109
     Investments                                           1,613            1,583
     Goodwill, net                                         5,521            5,186
     Other                                                   483              464
                                                         -------          -------

         Total Deferred Debits and Other Assets           17,247           17,477
                                                         -------          -------

TOTAL ASSETS                                             $34,590          $34,597
                                                         =======          =======










             See Notes to Condensed Consolidated Financial Statements

                          EXELON CORPORATION AND SUBSIDIARY COMPANIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                         (In Millions)

                                                                   March 31,        December 31,
                                                                     2001               2000
                                                                   --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                 $  1,630           $  1,373
     Long-Term Debt Due within One Year                                 774                908
     Accounts Payable                                                 1,158              1,193
     Accrued Expenses                                                   650                720
     Other                                                              392                457
                                                                   --------           --------

         Total Current Liabilities                                    4,604              4,651
                                                                   --------           --------

LONG-TERM DEBT                                                       12,890             12,958

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                            4,363              4,409
     Unamortized Investment Tax Credits                                 329                330
     Nuclear Decommissioning Liability for Retired Plants             1,314              1,301
     Pension Obligation                                                 555                567
     Non-Pension Postretirement Benefits Obligation                     845                819
     Spent Nuclear Fuel Obligation                                      821                810
     Other                                                              882                907
                                                                   --------           --------

         Total Deferred Credits and Other Liabilities                 9,109              9,143
                                                                   --------           --------

PREFERRED SECURITIES OF SUBSIDIARIES                                    630                630

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                     6,919              6,883
     Retained Earnings                                                  570                332
     Accumulated Other Comprehensive Income (Loss)                     (132)                --
                                                                   --------           --------

         Total Shareholders' Equity                                   7,357              7,215
                                                                   --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 34,590           $ 34,597
                                                                   ========           ========



            See Notes to Condensed Consolidated Financial Statements

                                     EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                    (In Millions)
                                                                                         Three Months Ended March 31,
                                                                                         ---------------------------
                                                                                           2001               2000
                                                                                          -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                           $   399           $   191
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
     Depreciation and Amortization                                                            490               107
     Cumulative Effect of a Change in Accounting Principle (net of income taxes)              (12)              (24)
     Provision for Uncollectible Accounts                                                      30                16
     Deferred Income Taxes                                                                     65                 5
     Deferred Energy Costs                                                                    (29)               12
     Equity in (Earnings) Losses of Unconsolidated Affiliates, net                            (18)               (4)
     Other Operating Activities                                                                17                 6
     Changes in Working Capital:
         Accounts Receivable                                                                   57                82
         Inventories                                                                           60                30
         Accounts Payable, Accrued Expenses and Other Current Liabilities                    (174)             (122)
         Other Current Assets                                                                 (64)             (129)
                                                                                          -------           -------

Net Cash flows provided by operating activities                                               821               170
                                                                                          -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                     (492)             (121)
     Acquisitions - Enterprises, net of cash acquired                                         (38)             --
     Increase in Other Investments                                                            (11)              (43)
                                                                                          -------           -------

Net Cash flows used in investing activities                                                  (541)             (164)
                                                                                          -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Short-Term Debt                                                                257               (28)
     Issuance of Long-Term Debt                                                               827                14
     Retirement of Long-Term Debt                                                          (1,029)              (65)
     Change in Restricted Cash                                                                104                97
     Proceeds from Stock Option Exercises                                                      36                --
     Dividends on Common Stock                                                               (176)              (45)
                                                                                          -------           -------

Net Cash flows provided by (used in)  financing activities                                     19               (27)
                                                                                          -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              299               (21)
                                                                                          -------           -------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              526                55
                                                                                          -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   825           $    34
                                                                                          =======           =======

                               See Notes to Condensed Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

                   COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                        (Unaudited)
                                       (In Millions)

                                                                 Three Months Ended March 31,
                                                                   2001               2000
                                                                 -------            -------
OPERATING REVENUES                                               $ 1,446     |      $ 1,563
                                                                             |
OPERATING EXPENSES                                                           |
    Fuel and Purchased Power                                         609     |          326
    Operating and Maintenance                                        218     |          460
    Depreciation and Amortization                                    167     |          372
    Taxes Other Than Income                                           72     |          137
                                                                 -------     |      -------
                                                                             |
         Total Operating Expenses                                  1,066     |        1,295
                                                                 -------     |      -------
                                                                             |
                                                                             |
OPERATING INCOME                                                     380     |          268
                                                                 -------     |      -------
                                                                             |
OTHER INCOME AND DEDUCTIONS                                                  |
    Interest Expense                                                (141)    |         (147)
   Provision for Dividends on Company-Obligated                              |
      Mandatorily Redeemable Preferred Securities of                         |
      Subsidiary Trusts Holding Solely the Company's                         |
      Subordinated Debt Securities                                    (7)    |           (7)
   Other, net                                                         37     |          140
                                                                 -------     |      -------
                                                                             |
          Total Other Income and Deductions                         (111)    |          (14)
                                                                 -------     |      -------
                                                                             |
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS                   269     |          254
INCOME TAXES                                                         123     |           45
                                                                 -------     |      -------
                                                                             |
INCOME BEFORE EXTRAORDINARY ITEMS                                    146     |
                                                                             |          209
EXTRAORDINARY ITEMS (net of income taxes of $1 million)               --     |           (3)
                                                                 -------     |      -------
                                                                             |
NET INCOME                                                           146     |          206
     Preferred and Preference Stock Dividends                         --     |           (1)
                                                                 -------     |      -------
                                                                             |
NET INCOME ON COMMON STOCK                                       $   146     |      $   205
                                                                 =======     |      =======
                                                                             |
COMPREHENSIVE INCOME                                                         |
    Net Income                                                   $   146     |      $   206
    Other Comprehensive Income (net of income taxes):                        |
     Unrealized Gain (Loss) on Marketable Securities                  (4)    |            1
                                                                 -------     |      -------
TOTAL COMPREHENSIVE INCOME                                       $   142            $   207
                                                                 =======            =======

                 See Notes to Condensed Consolidated Financial Statements

               COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In Millions)



                                                         March 31,       December 31,
                                                           2001             2000
                                                         -------          -------
ASSETS


CURRENT ASSETS
     Cash and Cash Equivalents                           $   290          $   141
     Restricted Cash                                          62               60
     Accounts Receivable, net                                913            1,204
     Receivables from Affiliates                             379              468
     Inventories, at average cost                             64              186
     Deferred Income Taxes                                    53               89
     Other                                                   278              285
                                                         -------          -------

         Total Current Assets                              2,433            2,039
                                                         -------          -------


PROPERTY, PLANT AND EQUIPMENT, NET                         7,017            7,657

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                       722            1,110
     Nuclear Decommissioning Trust Funds                      --            2,669
     Investments                                              63              152
     Goodwill, net                                         5,082            4,766
     Receivables from Affiliates                           1,316            1,316
     Other                                                   131              178
                                                         -------          -------

         Total Deferred Debits and Other Assets            7,314           10,191
                                                         -------          -------

TOTAL ASSETS                                             $16,370          $20,281
                                                         =======          =======





             See Notes to Condensed Consolidated Financial Statements

                      COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                         (In Millions)

                                                                   March 31,        December 31,
                                                                     2001               2000
                                                                   --------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                            $    346           $    348
     Accounts Payable                                                   181                597
     Accrued Expenses                                                   395                532
     Payable to Affiliates                                              456                 --
     Other                                                              160                329
                                                                   --------           --------

         Total Current Liabilities                                    1,538              1,806
                                                                   --------           --------

LONG-TERM DEBT                                                        6,803              6,882

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                            1,715              1,837
     Unamortized Investment Tax Credits                                  58                 59
     Nuclear Decommissioning Liability for Retired Plants                --              1,301
     Pension Obligation                                                 140                285
     Non-Pension Postretirement Benefits Obligation                     149                315
     Payable to Affiliates                                              374                 --
     Other                                                              306              1,285
                                                                   --------           --------

         Total Deferred Credits and Other Liabilities                 2,742              5,082
                                                                   --------           --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
 SECURITIES OF SUBSIDIARY TRUSTS HOLDING THE COMPANY'S
 SUBORDINATED DEBT SECURITIES                                           328                328

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                     2,678              2,678
     Preference Stock of Subsidiary                                       7                  7
     Other Paid-in Capital                                            6,453              5,388
     Receivable from Parent                                          (1,062)                --
     Retained Earnings                                                  216                133
     Treasury Stock, at cost                                         (3,329)            (2,023)
     Accumulated Other Comprehensive Income (Loss)                       (4)              --
                                                                   --------           --------

         Total Shareholders' Equity                                   4,959              6,183
                                                                   --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 16,370           $ 20,281
                                                                   ========           ========




                    See Notes to Condensed Consolidated Financial Statements

                                COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In Millions)

                                                                                      Three Months Ended March 31,
                                                                                        2001              2000
                                                                                       -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                            $   146     |      $   206
Adjustments to Reconcile Net Income to Net                                                         |
  Cash Flows provided by Operating Activities:                                                     |
   Depreciation and Amortization                                                           167     |          405
   Extraordinary Items (net of income taxes)                                                --     |            3
   Gain on Forward Share Arrangements                                                       --     |         (113)
   Provision for Uncollectible Accounts                                                      7     |           50
   Deferred Income Taxes                                                                     3     |          (39)
   Early Retirement and Separation Program                                                  --     |           (9)
   Other Operating Activities                                                               19     |          104
Changes in Working Capital:                                                                        |
    Accounts Receivable                                                                     38     |          129
    Inventories                                                                              8     |          (12)
    Accounts Payable, Accrued Expenses, & Other                                                    |
      Current Liabilities                                                                   70     |       (1,123)
    Other Current Assets                                                                    --     |           51
                                                                                       -------     |      -------
                                                                                                   |
Net Cash Flows provided by (used in) Operating Activities                                  458     |         (348)
                                                                                       -------     |      -------
                                                                                                   |
CASH FLOWS FROM INVESTING ACTIVITIES                                                               |
  Investment in Plant                                                                     (230)    |         (290)
  Plant Removals, net                                                                       (4)    |           (2)
  Contributions to Nuclear Decommissioning Trust Funds                                      --     |          (39)
  Notes Receivable from Affiliate                                                           98     |           --
  Other Investments                                                                        (15)    |           49
  Other Investing Activities                                                                (4)    |            3
                                                                                       -------     |      -------
                                                                                                   |
Net Cash Flows used in Investing Activities                                               (155)    |         (279)
                                                                                       -------     |      -------
                                                                                                   |
CASH FLOWS FROM FINANCING ACTIVITIES                                                               |
  Common Stock Repurchases                                                                  --     |         (153)
  Retirement of Long-Term Debt                                                             (89)    |         (219)
  Change in Restricted Cash                                                                 (2)    |          220
  Change in Short-Term Debt                                                                 --     |          117
  Dividends on Common and Preferred Stock                                                  (63)    |          (97)
  Common Stock Forward Repurchases                                                          --     |          (67)
                                                                                       -------     |      -------
                                                                                                   |
Net Cash Flows used in Financing Activities                                               (154)    |         (199)
                                                                                       -------     |      -------
                                                                                                   |
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           149     |         (826)
                                                                                                   |
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           141     |        1,255
                                                                                       -------     |      -------
                                                                                                   |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   290     |      $   429
                                                                                       =======     |      =======
                                                                                                   |
                                                                                                   |
SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing:                                |
     Net Assets Transferred as a Result of Restructuring, net of Note Payable          $ 1,306     |          --
     Receivable from Parent                                                            $ 1,062     |          --
     Regulatory Asset Fair Value Adjustment                                            $   347     |          --



                              See Notes to Condensed Consolidated Financial Statements

PECO ENERGY COMPANY

                                    PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                    (Unaudited)
                                                   (In Millions)


                                                                                       Three Months Ended March 31,
                                                                                         2001               2000
                                                                                        -------           -------
OPERATING REVENUES                                                                      $ 1,051           $ 1,353

OPERATING EXPENSES
     Fuel and Purchased Power                                                               488               463
     Operating and Maintenance                                                              132               391
     Depreciation and Amortization                                                          101                80
     Taxes Other Than Income                                                                 43                67
                                                                                        -------           -------

         Total Operating Expenses                                                           764             1,001
                                                                                        -------           -------

OPERATING INCOME                                                                            287               352
                                                                                        -------           -------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                                      (105)             (104)
     Interest Expense - Affiliate                                                            (5)               --
     Company-Obligated Mandatorily Redeemable Preferred
        Securities of a Partnership, which holds Solely
        Subordinated Debentures of the Company                                               (2)               (2)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net                           --                 4
     Other, net                                                                              15                21
                                                                                        -------           -------

         Total Other Income and Deductions                                                  (97)              (81)
                                                                                        -------           -------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                              190               271
INCOME TAXES                                                                                 68               101
                                                                                        -------           -------
INCOME BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE                                                          122               170
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE  (net of income taxes of $16 million)                                          --                24
                                                                                        -------           -------

NET INCOME                                                                                  122               194
     Preferred Stock Dividends                                                               (2)               (3)
                                                                                        -------           -------
NET INCOME ON COMMON STOCK                                                              $   120           $   191
                                                                                        =======           =======

COMPREHENSIVE INCOME
     Net Income                                                                         $   122           $   194
     Other Comprehensive Income:
       SFAS 133 Transition Adjustment                                                        69                --
       Cash Flow Hedge Fair Value Adjustment                                                (30)               --
       Unrealized Gain (Loss) on Marketable Securities (net of income tax)                   --                (1)
                                                                                        -------           -------
         Total Other Comprehensive Income (Loss)                                             39                (1)
                                                                                        -------           -------

TOTAL COMPREHENSIVE INCOME                                                              $   161           $   193
                                                                                        =======           =======


                              See Notes to Condensed Consolidated Financial Statements

                   PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In Millions)


                                                         March 31,      December 31,
                                                          2001              2000
                                                         -------          -------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                           $    26          $    49
     Restricted Cash                                         148              254
     Accounts Receivable, net                                369            1,024
     Receivables from Affiliates                              99               --
     Inventories, at average cost                             25              257
     Other                                                   210              195
                                                         -------          -------

         Total Current Assets                                877            1,779
                                                         -------          -------


PROPERTY, PLANT AND EQUIPMENT, NET                         3,955            5,158

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                     5,967            6,026
     Nuclear Decommissioning Trust Funds                      --              440
     Investments                                              27              847
     Goodwill, net                                            --              326
     Other                                                    92              200
                                                         -------          -------

         Total Deferred Debits and Other Assets            6,086            7,839
                                                         -------          -------

TOTAL ASSETS                                             $10,918          $14,776
                                                         =======          =======












             See Notes to Condensed Consolidated Financial Statements

                        PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                       (In Millions)

                                                               March 31,         December 31,
                                                                 2001                2000
                                                               --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                             $    334           $    163
     Payables to Affiliates                                          --              1,096
     Long-Term Debt Due within One Year                             415                553
     Accounts Payable                                                97                403
     Accrued Expenses                                               212                481
     Deferred Income Taxes                                           27                 27
     Other                                                           18                 95
                                                               --------           --------

         Total Current Liabilities                                1,103              2,818
                                                               --------           --------

LONG-TERM DEBT                                                    5,811              6,002

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                        3,044              2,532
     Unamortized Investment Tax Credits                              29                271
     Pension Obligation                                             129                281
     Non-Pension Postretirement Benefits Obligation                 237                505
     Other                                                          113                427
                                                               --------           --------

         Total Deferred Credits and Other Liabilities             3,552              4,016
                                                               --------           --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP                          128                128
MANDATORILY REDEEMABLE PREFERRED STOCK                               37                 37

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                 1,830              1,449
     Receivable from Parent                                      (1,983)                --
     Preferred Stock                                                137                137
     Deferred Compensation                                           (7)                (7)
     Retained Earnings                                              272                197
     Accumulated Other Comprehensive Income (Loss)                   38                 (1)
                                                               --------           --------

         Total Shareholders' Equity                                 287              1,775
                                                               --------           --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 10,918           $ 14,776
                                                               ========           ========

                  See Notes to Condensed Consolidated Financial Statements

                                 PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                 (In Millions)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                           2001          2000
                                                                                          -----         -----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                           $ 122         $ 194
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation and Amortization                                                        101           107
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)           --           (24)
       Provision for Uncollectible Accounts                                                  18            16
       Deferred Income Taxes                                                                 55             5
       Deferred Energy Costs                                                                (29)           12
       Equity in Earnings (Losses) of Unconsolidated Affiliates, net                         --            (4)
       Other Operating Activities                                                            19             6
     Changes in Working Capital:
       Accounts Receivable                                                                  (53)           82
       Receivable from Affiliates                                                           (99)           --
       Inventories                                                                           45            30
       Accounts Payable, Accrued Expenses and Other Current Liabilities                    (106)         (122)
       Other Current Assets                                                                (149)         (129)
                                                                                          -----         -----

Net Cash Flows provided by (used in) Operating Activities                                   (76)          173
                                                                                          -----         -----


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                    (57)         (121)
     Other Investing Activities                                                              11           (43)
                                                                                          -----         -----

Net Cash Flows used in Investing Activities                                                 (46)         (164)
                                                                                          -----         -----


CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Short-Term Debt                                                              173           (28)
     Change in Payable to Affiliate                                                         (46)           --
     Issuance of Long-Term Debt                                                             805            14
     Retirement of Long-Term Debt                                                          (923)          (65)
     Change in Restricted Cash                                                              106            97
     Dividends on Preferred and Common Stock                                                (47)          (48)
     Settlement of Interest Rate Swap Agreements                                             31            --
                                                                                          -----         -----

Net Cash Flows provided by (used in) Financing Activities                                    99           (30)
                                                                                          -----         -----


DECREASE IN CASH AND CASH EQUIVALENTS                                                       (23)          (21)
                                                                                          -----         -----


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             49            55
                                                                                          -----         -----


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  26         $  34
                                                                                          =====         =====


SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing:
     Net Assets Transferred as a Result of Restructuring, net of
        Receivable from Affiliates                                                       $1,602            --
     Receivable from Parent                                                              $1,983            --



                           See Notes to Condensed Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
          COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)

1. BASIS OF PRESENTATION (Exelon, ComEd and PECO)
         The  accompanying  condensed  consolidated  financial  statements as of
March 31, 2001 and for the quarter then ended are unaudited, but include all adjustments that Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd) and PECO Energy Company (PECO) consider necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles (GAAP). Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no material effect on net income or shareholders' equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd and PECO included in or incorporated by reference in Item 8 of their Annual Report on Form 10-K for the year ended December 31, 2000.

ComEd
         ComEd was the principal subsidiary of Unicom Corporation (Unicom) prior to the merger with Exelon. See Note 2 - Merger. The merger was accounted for using the purchase method of accounting in accordance with GAAP. The effects of the purchase method are reflected on the financial statements of ComEd as of the merger date. Accordingly, the financial statements presented for the period after the merger reflect a new basis of accounting. ComEd's Condensed Consolidated Statements of Income and Comprehensive Income and Condensed
Consolidated Statements of Cash Flows are separated by a bold black line to indicate the different basis of accounting existing in each of the periods presented.

2. MERGER (Exelon)
         On October 20, 2000, Exelon became the parent corporation for each of ComEd and PECO as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended, among PECO, Unicom and Exelon. Pursuant to the merger, Exelon became the owner of all of the common stock of PECO and Unicom ceased to exist and its subsidiaries, including ComEd, became subsidiaries of Exelon. The merger was accounted for using the purchase method of accounting. Exelon's results of operations include Unicom's results of operations since October 20, 2000.

         Selected unaudited pro forma combined results of operations for the quarter ended March 31, 2000 assuming the merger occurred on January 1, 2000 are as follows:

                    Operating revenue                                   $3,000
                    Net income                                            $352
                    Net income per common share (basic)                  $1.10
                    Net income per common share (diluted)                $1.10

         Pro forma net income excludes the benefit from the cumulative effect of a change in accounting principle of $40 million ($24 million, net of income taxes) and merger-related costs of $16 million ($10 million, net of income taxes). These non-recurring items total $14 million, net of income taxes, or $0.04 per share on a basic and diluted basis. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the merger been consummated as of the date indicated, nor is it necessarily indicative of future operating results.

Merger-Related Costs (Exelon and ComEd )
         In association with the merger, Exelon recorded certain reserves in 2000. The reserves associated with PECO were charged to expense, while the reserves associated with Unicom were recorded as part of the application of purchase accounting and did not affect results of operations. Approximately 2,900 positions were identified to be eliminated as a result of the merger. Exelon anticipates that $282 million of employee costs will be funded from its pension and postretirement benefit plans and $149 million will be funded from general corporate funds. The following table provides a reconciliation of the reserve for employee severance associated with the merger:

                                                       $         Employees
                                                     -----       ---------
         Balance at December 31, 2000                $144          2,900
         Deductions for employee terminations         (25)          (619)
                                                     ----          -----
         Balance at March 31, 2001                   $119          2,281
                                                     ====          =====


3.  CORPORATE RESTRUCTURING (Exelon, ComEd and PECO)
         During January 2001, Exelon undertook a corporate restructuring to separate its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. As part of the restructuring, the generation-related operations and assets and liabilities of ComEd were transferred to a separate subsidiary of Exelon. Also as part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing PECO's Generation and Enterprises business segments were transferred to separate subsidiaries of Exelon. Additionally, certain operations and assets and liabilities of ComEd and PECO were transferred to Exelon Business Services Company (BSC). As a result, effective January 1, 2001, the operations of ComEd consist of its retail electricity distribution and transmission business in northern Illinois and the operations of PECO consist of its retail electricity distribution and transmission business in southeastern Pennsylvania and its natural gas distribution business located in the Pennsylvania counties surrounding the City of Philadelphia.

         The corporate restructuring had the following effect on the Condensed Consolidated Balance Sheets of ComEd and PECO as of January 1, 2001:

                                              ComEd              PECO
                                              -----              ----
Decrease in Assets:
-------------------
Current Assets                               ($825)            ($1,085)
Property, Plant & Equipment, net              (782)             (1,212)
Investments                                   (104)             (1,262)
Other Noncurrent Assets                     (3,063)               (431)

(Increase) Decrease in Liabilities:
-----------------------------------
Current Liabilities                             834               1,601
Long-Term Debt                                   --                 205
Deferred Income Taxes                            84               (457)
Other Noncurrent Liabilities                  3,000                 964
                                              -----             -------
     Net Assets Transferred                  ($856)            ($1,677)
                                             ======            ========


         Consideration,   based  on  the  net  book  value  of  the  net  assets
transferred, was as follows:

                                                 ComEd               PECO
                                                 -----               ----

Treasury Stock Received                         $1,306              $   --
Return of Capital                                   --               1,602
Note (Payable)/Receivable -  Affiliates          (450)                  75
                                                ------              ------
                                                  $856              $1,677
                                                ======              ======

         Selected unaudited pro forma results of operations for the quarter ended March 31, 2000, assuming the merger and corporate restructuring occurred as of January 1, 2000, are presented as follows:

                                                 ComEd               PECO
                                                 -----               ----
Operating revenues                              $1,444                $849
Operating income                                  $199                $341
Net income                                        $151                $142

         Pro forma financial information above for ComEd excludes merger-related costs of $4 million ($3 million, net of income taxes). Pro forma information above for PECO excludes the benefit from the cumulative effect of a change in accounting principles of $40 million ($24 million, net of income taxes) and merger-related costs of $11 million ($7 million, net of income taxes).

         In connection with the restructuring, ComEd and PECO assigned their respective rights and obligations under various power purchase and fuel supply agreements to Exelon Generation Company, LLC (Generation). Additionally, ComEd and PECO entered into power purchase agreements (PPAs) with Generation.

         Under the PPA between ComEd and Generation, Generation will supply all of ComEd's load requirements through 2004. Prices for this energy vary depending upon the time of day and month of delivery, as specified in the PPA. During 2005 and 2006, ComEd will purchase all of its required energy and capacity from Generation, up to the available capacity of the nuclear generating plants formerly owned by ComEd and transferred to Generation. Under the terms of ComEd's PPA, Generation is responsible for obtaining the required transmission for its supply. The PPA also specifies that prior to 2005, ComEd and Generation will jointly determine and agree on a market-based price for energy delivered under the PPA for 2005 and 2006. In the event that the parties cannot agree to market-based prices for 2005 and 2006 prior to July 1, 2004, ComEd has the option of terminating the PPA effective December 31, 2004. ComEd will need to obtain any additional supply required from market sources in 2005 and 2006, and subsequent to 2006, will need to obtain all of its supply from market sources, which could include Generation.

         PECO has entered into a PPA whereby Generation will supply all of PECO's load requirements through 2010. Prices for this energy will be equivalent to the net proceeds from sales of unbundled generation to PECO's Provider of Last Resort customers at rates PECO is allowed to charge customers who do not choose an alternate generation supplier. Under the terms of PECO's PPA, PECO is responsible for obtaining the required transmission for its supply. Subsequent to 2010, PECO will obtain all of its supply from market sources, which could include Generation.


4. CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (Exelon and PECO) Exelon's activities expose it to a variety of market risks primarily related to the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by Exelon as an integral part of its overall risk-management program.

         Exelon's commodity-price, risk-management strategy includes the use of derivatives to minimize significant, unanticipated earnings and cash flow fluctuations caused by commodity-price volatility. Exelon utilizes contracts for the forward purchase and sale of energy and energy-related commodities to manage its generation and physical delivery obligations to its retail and wholesale customers. Energy option contracts and energy and energy-related swap agreements are used to limit the price risk associated with these forward contracts.

         Exelon's interest-rate, risk-management strategy includes use of derivative instruments to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest-rate volatility. Exelon uses a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. Interest-rate swaps may be used to adjust exposure when deemed appropriate, based on market conditions. These strategies are employed to minimize the cost of capital.

         By using derivative financial instruments to hedge exposures to changes in energy prices and interest rates, Exelon exposes itself to credit risk and market risk. Credit risk is the risk of a counterparty failing to perform according to contract terms. When the value of a contract is positive, the counterparty owes Exelon, which creates repayment risk for Exelon. When the value of a derivative contract is negative, Exelon owes the counterparty and, therefore, the derivative contract does not create repayment risk. Exelon minimizes the credit (or repayment) risk by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of exposure to each counterparty, (3) monitoring the financial condition of its counterparties, and
(4) seeking credit enhancements to improve counterparty credit quality.

         Market risk is the effect on the value of Exelon's outright and contingent commitments that result from a change in interest rates or commodity prices. The market risk associated with interest-rate and energy and energy-related contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

         Exelon's derivative activities are subject to the management, direction, and control of the corporate Risk Management Committee (RMC). The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of Exelon's derivative activities. The RMC (1) sets forth risk management philosophy and objectives through a corporate policy, and (2) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. Exelon adopted SFAS No. 133 on January 1, 2001, which resulted in after-tax income of $12 million that is reflected in Exelon's Condensed Consolidated Statement of Income and Comprehensive Income as a cumulative effect of a change in accounting principle. In addition, the adoption of SFAS No. 133 resulted in $73 million of other comprehensive income associated with the fair value of cash flow hedges.

         For the quarter ended March 31, 2001, Exelon recognized a net loss of $16 million in Exelon's Condensed Consolidated Statement of Income and Comprehensive Income, which represents the valuation at March 31, 2001, on a marked-to-market basis, of contracts designated as cash flow hedges. Exelon also reclassified a net gain of $6 million to other income in the Condensed
Consolidated Statement of Income and Comprehensive Income, as a result of discontinuance of cash flow hedges related to certain forecasted transactions that are no longer probable of occurring.

         As of March 31, 2001, $7 million of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. Amounts in accumulated other comprehensive income related to interest rate cash flows are reclassified into earnings when the forecasted interest rate payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs.


5.   EARNINGS PER SHARE (Exelon)
         Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding including shares issuable upon exercise of stock options outstanding under Exelon's stock option plans considered to be common stock equivalents. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share (in millions):

                                                   Three Months Ended
                                                         March 31,
                                                   2001          2000
                                                   ----          ----

Average Common Shares Outstanding                   320           181

Assumed Exercise of Stock Options                     4             2
                                                   ----          ----

Average Diluted Common Shares Outstanding           324           183
                                                   ====          ====


6.   SEGMENT INFORMATION (Exelon)
         Exelon operates in three business segments: Energy Delivery, Generation and Enterprises. Operations of ComEd and PECO are included in Energy Delivery. Exelon's segment information as of March 31, 2001 and December 31, 2000 and for the quarter ended March 31, 2001 as compared to the same period in 2000 is as follows :

                                                                             Corporate
                                                                                and
                              Energy                                       Intersegment
                             Delivery      Generation     Enterprises       Eliminations   Consolidated
Revenues:
    2001                      $ 2,501         $1,628         $  667          $  (973)         $ 3,823
    2000                      $   849         $  498         $  247          $  (241)         $ 1,353
EBIT (a):
    2001                      $   682         $  293         $  (31)         $    (3)         $   941
    2000                      $   339         $   38         $  (12)         $    --          $   365
Total Assets:
    March 31, 2001            $26,936         $6,191         $1,787          $  (324)         $34,590
    December 31, 2000         $27,424         $5,734         $2,277          $  (838)         $34,597

(a) EBIT  -  includes   operating   income,   equity  in  earnings  (losses)  of
    unconsolidated affiliates, and other income and expenses recorded in other, net, with the exception of interest income.

         The operations of Exelon Energy, Exelon's competitive retail generation supplier, for 2000 have been reclassified from Generation to Enterprises to reflect the effects of the corporate restructuring. See Note 3 - Corporate Restructuring.


7.   COMMITMENTS AND CONTINGENCIES (Exelon, ComEd and PECO)
         For information regarding Exelon's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues and litigation, see the Commitments and Contingencies Notes in Exelon's, ComEd's and PECO's Notes to Consolidated Financial Statements for the year ended December 31, 2000.

Environmental Liabilities
         Exelon has  identified  72 sites where  former  manufactured  gas plant
(MGP) activities have or may have resulted in actual site contamination. As of March 31, 2001, Exelon had accrued $170 million for environmental investigation and remediation costs, including $138 million for MGP investigation and remediation that currently can be reasonably estimated. Exelon, ComEd and PECO cannot predict whether they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether all such costs will be recoverable from third parties.

     ComEd
         As of March 31, 2001, ComEd had accrued $115 million (discounted) for environmental investigation and remediation costs. This reserve included $109 million for MGP investigation and remediation, which currently can be reasonably estimated.

     PECO
         As of March 31, 2001, PECO had accrued $39 million (undiscounted) for environmental investigation and remediation costs, including $29 million for MGP investigation and remediation, which currently can be reasonably estimated.

Energy Commitments
         At March 31, 2001, Exelon had long-term commitments, in millions of megawatt hours (MWhs) and dollars, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the following tables:



                                        Power Only
                    ------------------------------------------------
                        Purchases                     Sales
                     MWhs       Dollars          MWhs       Dollars

      2001            13        $  270            29        $  827
      2002            11           167            18           371
      2003             9           135            15           327
      2004             5            71             8           190
      2005             4            61             6           148
Thereafter             5            81             4            87
                                ------                      ------
Total                           $  785                      $1,950
                                ======                      ======

                  Capacity            Capacity         Transmission
                 Purchases             Sales              Rights
                in Dollars          in Dollars          in Dollars
2001              $  737             $   24             $  112
2002                 881                 21                 42
2003                 786                 16                 32
2004                 778                  3                 25
2005                 414                  3                 25
Thereafter         5,200                  8                 80
                  ------             ------             ------
Total             $8,796             $   75                316
                  ======             ======             ======



See Note 3 - Corporate Restructuring, for information about ComEd and PECO PPAs with Generation.

Litigation
         FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with FERC alleging that ComEd failed to properly adjust their rates as provided for under the terms of their electric service contracts, and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. On April 30, 2001, FERC issued an order pursuant to ComEd's request for a rehearing, in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. The FERC order is subject to appeal.


8. PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS (ComEd and PECO)
ComEd
         As part of Exelon's corporate restructuring, approximately 5,500 ComEd employees were transferred to Generation, BSC and Enterprises. As a result of the transfer, ComEd's pension and non-pension postretirement benefits obligations were reduced by $143 million and $172 million, respectively, as of January 1, 2001.

PECO
         As part of Exelon's corporate restructuring, approximately 3,200 PECO employees were transferred to Generation, BSC and Enterprises. As a result of the transfer, PECO's pension and non-pension postretirement benefits obligations were reduced by $70 million and $271 million, respectively, as of January 1, 2001.

         ComEd's and PECO's plan assets and funded status of the plans as of December 31, 2000, after reflecting the effect of these transfers, are as follows:

                                                                   ComEd                            PECO
                                                         ----------------------------     --------------------------
                                                                                Other                           Other
                                                          Pension      Postretirement      Pension     Postretirement
                                                         Benefits            Benefits     Benefits           Benefits
Net Benefit Obligation at December 31, 2000                $2,220                $539       $1,024               $423
                                                           ======                ====       ======               ====
Fair Value of Plan Assets at December 31, 2000             $1,987                $352       $1,380               $121
                                                           ======                ====       ======               ====

Funded Status at December 31, 2000                          $(233)              $(187)        $356              $(302)
Unrecognized net actuarial (gain) loss                         91                  42         (441)                16
Unrecognized prior service cost                                --                  --           35                 --
Unrecognized net transition obligation (asset)                 --                  --           (9)                56
Miscellaneous adjustments                                      --                   2           --                 --
                                                           ------              ------        -----             ------
   Net amount recognized at December 31, 2000               $(142)              $(143)        $(59)             $(230)
                                                           ======              ======        =====             ======
Amounts   recognized  in  the  consolidated   balance
sheets consist of:
   Prepaid benefit cost                                                                       $ 70               $  2
   Accrued benefit cost                                                                       (129)              (232)
                                                                                              ----               ----
Net amount recognized at December 31, 2000                                                    $(59)             $(230)
                                                                                              ====              =====


9.   DECOMMISSIONING AND SPENT FUEL STORAGE (Exelon, ComEd and PECO)
         The obligation for decommissioning Exelon's nuclear facilities and the related trust fund assets were transferred from ComEd and PECO to Generation concurrent with the transfer of the generating plants and the related Nuclear Regulatory Commission (NRC) operating licenses as of January 1, 2001. Additionally, obligations for spent nuclear fuel disposal, and provisions for nuclear insurance were assumed by Generation under terms and conditions commensurate with those previously borne by ComEd and PECO.

ComEd
         ComEd's historical accounting policy for the recognition of decommissioning costs has been to record a debit to decommissioning expense (a component of operating and maintenance expense) and a credit to accumulated depreciation for operating units, or a credit to regulatory assets for retired units (in current year dollars) on a straight-line basis over the NRC operating license life of the plants. As of December 31, 2000, ComEd's cumulative liability of $2.1 billion was recorded as a component of accumulated depreciation. Additionally, a $1.3 billion liability representing the present value of the estimated cost of decommissioning nuclear units previously retired was recorded as a long-term liability. These liabilities, as well as investments in trust fund assets of $2.6 billion to fund the costs of decommissioning, were transferred to Generation.

         In December 2000, the Illinois Commerce Commission (ICC) issued an order, effective upon the transfer of the nuclear plants to Generation, authorizing ComEd to recover $73 million annually from customers during the first four years of the six-year term of the PPA between ComEd and Generation. See Note 3 - Corporate Restructuring. Up to $73 million annually can also be collected in 2005 and 2006, depending on the portion of the output of the former ComEd nuclear stations that ComEd purchases from Generation. Under the ICC order, subsequent to 2006, there would be no further collection for decommissioning costs from customers. All amounts collected from customers must be remitted to Generation for deposit into the related trust funds. The ICC order also provides that any surplus trust funds after ComEd's former nuclear stations are decommissioned must be refunded to ComEd's customers. The ICC order has been appealed to the Illinois Appellate Court.

         The $73 million annual recovery of decommissioning costs authorized by the ICC order represents a reduction from the $84 million annual recovery in 2000. Accordingly, ComEd reduced its nuclear decommissioning regulatory asset to $372 million, reflecting the expected probable future recoveries from customers under the new ICC order. The reduction in the regulatory asset in the amount of $347 million was recorded as an adjustment to the merger purchase price allocation and resulted in a corresponding increase in goodwill. Effective January 1, 2001, ComEd recorded an obligation to Generation of approximately $440 million representing ComEd's legal requirement to remit funds to Generation for the remaining regulatory asset amount of $372 million upon collection from customers, and for collections from customers prior to the establishment of external decommissioning trust funds in 1989 to be remitted to Generation for deposit into the decommissioning trusts through 2006. Unrealized gains and losses on decommissioning trust funds (based on the market value of the assets on the merger date, in accordance with purchase accounting) had previously been recorded in accumulated depreciation or regulatory assets. As a result of the transfer of the nuclear plants to Generation and the ICC order limiting the regulated recoveries of decommissioning costs, net unrealized losses of $47 million (net of income taxes) were reclassified to accumulated other comprehensive income. Realized gains and losses are based on the adjusted cost basis of the assets and are recorded as income on Exelon's Condensed Consolidated Statements of Income and Comprehensive Income.

         Additionally, as part of the corporate restructuring, ComEd's liability to the U.S. Department of Energy (DOE) for payment of its one-time fee for spent nuclear fuel disposal has been transferred to Generation. As of December 31, 2000, this liability, including accrued interest, was $810 million.

PECO
         As of December 31, 2000, PECO's Condensed Consolidated Balance Sheet included an estimated liability for decommissioning its nuclear plants of $412 million that was recorded as a component of accumulated depreciation. Investments in nuclear decommissioning trust fund assets were $440 million. Both the liability and the trust fund investments were transferred to Generation as of January 1, 2001. Annual decommissioning cost recovery of $29 million, collected through regulated rates, will continue, and all amounts collected will be remitted to Generation to be deposited into the decommissioning trust funds.


10. TRANSITION BONDS (Exelon and PECO)
         On March 1, 2001, PECO Energy Transition Trust (PETT), a Delaware business trust and a wholly owned subsidiary of PECO, refinanced $805 million of floating rate Series 1999-A Transition Bonds through the issuance by PETT of fixed-rate transition bonds (Series 2001-A Transition Bonds). Approximately 72% of the Class A-3 and 70% of the Class A-5 Series 1999-A Transition Bonds were redeemed. The Series 2001-A Transition Bonds are non-callable, fixed-rate securities with an interest rate of 6.52%. The Series 2001-A Transition Bonds have an expected final payment date of September 1, 2010 and a termination date of December 31, 2010. The transition bonds are solely obligations of PETT, secured by intangible transition property sold by PECO to PETT concurrently with the issuance of the Series 1999-A Transition Bonds and certain other related collateral.

         In 1999,  PECO entered into interest  rate swaps  relating to the Class
A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. PECO also entered into forward starting interest rate swaps relating to these two classes of floating rate transition bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.01%. In connection with the refinancing of a portion of the two floating rate series of transition bonds in the first quarter of 2001, PECO settled $318 million of a forward starting interest rate swap resulting in a $6 million gain which is reflected in other income and deductions. See Note 4 - Cumulative Effect of a Change in Accounting Principle. Also, in connection with the refinancing, PECO settled a portion of the interest rate swaps and the remaining portion of the forward starting interest rate swaps resulting in gains of $25 million, which were deferred and are being amortized over the expected remaining lives of the related debt.

         In connection with the adoption of SFAS No. 133, on January 1, 2001, PECO reflected a transition adjustment increasing other comprehensive income by $69 million related to the interest rate swaps and forward starting interest rate swaps. As of March 31, 2001, the fair value of interest rate swaps decreased $31 million to $38 million, reflecting the fair value of the remaining interest rate swaps at PETT and the settlement of PECO's interest rate swaps described above.


11. SALE OF ACCOUNTS RECEIVABLE (Exelon and PECO)
         PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. At March 31, 2001, PECO had sold a $225 million interest in accounts receivable, consisting of a $174 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $51 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires PECO to deposit cash in order to satisfy such requirements. At March 31, 2001, PECO met this requirement and was not required to make any cash deposits.

12.  RELATED-PARTY TRANSACTIONS (ComEd and PECO)
ComEd
         At March 31, 2001 and December 31, 2000, respectively, ComEd had a $352 million and a $400 million receivable from PECO, which were reflected in current assets in ComEd's Condensed Consolidated Balance Sheets. The average interest rate on this receivable for the period was 6.5%. Interest income on the receivable from PECO was $5 million for the quarter ended March 31, 2001. ComEd had notes receivable from affiliates of $1.3 billion at March 31, 2001 and December 31, 2000, primarily relating to the December 1999 fossil plant sale, and is included in deferred debits and other assets in ComEd's Condensed Consolidated Balance Sheets. Interest income earned on this note receivable was $22 million and $43 million for the quarters ended March 31, 2001 and 2000, respectively.

         Effective January 1, 2001, Exelon contributed to ComEd a $1.0 billion receivable, payable by Exelon, for the purpose of funding future tax payments resulting from collection of intangible transition charges. This receivable is reflected as a reduction of shareholders' equity in ComEd's Condensed Consolidated Balance Sheets. This non-interest bearing receivable is expected to be settled over the years 2001 through 2008 in conjunction with the payment of the taxes resulting from the collection of intangible transition charges.

         At March 31, 2001, ComEd had a short-term payable of $409 million and a long-term payable of $364 million to Generation resulting from the restructuring, which were included in current liabilities and deferred credits and other liabilities, respectively, on ComEd's Condensed Consolidated Balance Sheets.

          In connection with the transfer of the generation assets in the restructuring transaction, ComEd entered into a PPA with Generation. See Note 3
- Corporate Restructuring. Intercompany power purchases pursuant to the PPA for the quarter ended March 31, 2001 were $609 million.

         Effective January 1, 2001, upon the corporate restructuring, ComEd received a variety of corporate support services from BSC including legal, human resources, financial and information technology services. Such services are provided at cost including applicable overheads.


PECO
         At March 31, 2001 and December 31, 2000, respectively, PECO had a $352 million and $400 million payable to ComEd, which is reflected in current liabilities in PECO's Condensed Consolidated Balance Sheets. The average annual interest rate on this payable for the period was 6.5%. Interest expense related to this payable for the quarter ended March 31, 2001 was $5 million. In conjunction with the payable to ComEd, as of January 1, 2001, Exelon contributed to PECO a $330 million receivable, payable by Exelon, for the purpose of funding the repayment of the liability.

         Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion receivable, payable by Exelon, for the purpose of funding future tax payments resulting from collection of competitive transition charges. This receivable is reflected as a reduction of shareholders' equity in PECO's Condensed Consolidated Balance Sheets. This non-interest bearing receivable is expected to be settled over the years 2001 through 2010 in conjunction with the payment of the taxes resulting from the collection of competitive transition charges.

         In connection with the transfer of the generation assets in the restructuring transaction, PECO entered into a PPA with Generation. See Note 3 - Corporate Restructuring. Intercompany power purchases pursuant to the PPA for the quarter ended March 31, 2001 were $245 million.

         Effective January 1, 2001, upon the corporate restructuring, PECO received a variety of corporate support services from BSC including legal, human resources, financial and information technology services. Such services are provided at cost including applicable overheads.


13. SUBSEQUENT EVENT (Exelon)
         On May 8, 2001, Exelon issued $500 million of its senior unsecured notes with a maturity date of May 1, 2011 and an interest rate of 6.75%. Exelon used the proceeds from the issuance of the notes to repay a portion of a $1.21 billion term loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXELON CORPORATION

GENERAL

On October 20, 2000, Exelon Corporation (Exelon) became the parent corporation of each of Commonwealth Edison Company (ComEd) and PECO Energy Company (PECO) as a result of the completion of the merger. The merger was accounted for using the purchase method of accounting.

During January 2001, Exelon undertook a corporate restructuring to separate its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. As part of the restructuring, the generation-related operations and assets and liabilities of ComEd were transferred to Exelon Generation Company, LLC (Generation). Also as part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing PECO's Generation and Enterprises business segments were transferred to Generation and Exelon Enterprises Company, LLC (Enterprises). Additionally, certain operations and assets and liabilities of ComEd and PECO were transferred to Exelon Business Services Company (BSC).

Exelon, through subsidiaries, including PECO and ComEd, operates in three business segments:

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

o Enterprises, consisting of competitive retail energy sales, energy and infrastructure services, communications and related investments. The operations of Exelon Energy for 2000 have been reclassified from Generation to Enterprises to reflect the effects of the corporate restructuring.

Significant Operating Trends

                            Revenue and Expense Items as a
                        Percentage of Total Operating Revenues

                                                   March 31,
                                                   ---------
                                                 2001    2000
                                                 ----    ----

       Operating Revenues                        100%    100%
                                                  ----   ----

       Fuel and Purchased Power                   35%     34%
       Operating and Maintenance                  28%     29%
       Depreciation and Amortization              10%      6%
       Taxes Other Than Income                     4%      5%
                                                -----   -----
       Total Operating Expenses                   77%     74%
                                                -----   -----

       Operating Income                           23%     26%
                                                =====   =====

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared To Quarter Ended March 31, 2000

Net Income and Earnings Per Share
Exelon's net income increased $220 million, or 132% in the first quarter of 2001, before giving effect to the cumulative effect of a change in accounting principle. Earnings per share (diluted), on the same basis, increased $0.28 per share, or 31%. Earnings per share increased less than net income because of an increase in the weighted average shares of common stock outstanding as a result of the issuance of common stock in connection with the merger, partially offset by the repurchase of common stock with the proceeds from PECO's May 2000 stranded cost recovery securitization. Net income, inclusive of the cumulative effect of a change in accounting principle increased $208 million, or 109% in the first quarter of 2001. Earnings per share, on the same basis, increased $0.19 per share, or 18%.


Earnings Before Interest and Income Taxes
Exelon evaluates the performance of its business segments based on earnings before interest and income taxes (EBIT). In addition to components of operating income as shown on the consolidated statements of income, EBIT includes equity in earnings (losses) of unconsolidated affiliates, and other income and expense recorded in other, net, with the exception of interest income. Operating revenues, operating expenses and depreciation and amortization for each business segment in the following analyses include intercompany transactions that are eliminated in the consolidated Exelon financial statements. Exelon's EBIT was $941 million and $365 million for the three months ended March 31, 2001 and 2000, respectively. EBIT for the first quarter of 2000 represents the results of PECO only and does not include the effects of the October 20, 2000 merger of

Unicom and PECO. To provide a more meaningful analysis of results of operations, the EBIT analyses by business segment below identify the portion of the EBIT variance that is attributable to the addition of Unicom results of operations and the portion of the variance that results from changes in components of the underlying operations. The Unicom 2000 contribution represents results for the three months ended March 31, 2000 on a pro forma basis as if the merger occurred January 1, 2000.

EBIT Contribution by Business Segment

                                                         Components of Variance
                        Three Months                    ------------------------
                      Ended March 31,                   Unicom
                     ------------------                  2000          Normal
                     2001       2000      Variance    Contribution   Operations
                     ----       ----      --------    ------------   ----------
                                            (In millions)

Energy Delivery      $682       $339        $343          $271           $ 72
Generation            293         38         255            87            168
Enterprises           (31)       (12)        (19)            -            (19)
Corporate              (3)         -          (3)          (18)            15
                     ----       ----        ----          ----           ----
Total                $941       $365        $576          $340           $236
                     ====       ====        ====          ====           ====


EBIT - Energy Delivery

                                                                            Components of Variance
                                       Three Months                       --------------------------
                                      Ended March 31,                        Unicom
                                    -------------------                       2000          Normal
                                    2001           2000      Variance     Contribution    Operations
                                    ----           ----      --------     ------------    ----------
                                                          (In millions)
Operating Revenue                  $2,501        $  849        $1,652        $1,444        $  208
Operating Expense and Other        $1,550        $  470        $1,080        $  850        $  230
Depreciation & Amortization        $  269        $   40        $  229        $  323        $  (94)
EBIT                               $  682        $  339        $  343        $  271        $   72

Energy Delivery's EBIT increased $343 million in the first quarter of 2001, as compared to the same period in 2000. ComEd's contribution accounted for $271 million of the variance and normal operations added $72 million. The $208 million growth in operating revenues was primarily attributable to increased PECO electric revenues of $109 million and additional gas revenue of $94 million. The increase in electric revenue was primarily attributable to $85 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and rate adjustments in Pennsylvania, an $11 million prepayment of competitive transition charges by a large customer and an increase of $8 million as a result of higher delivery volume. The increase in regulated gas revenue was primarily attributable to increases of $80 million related to higher prices, $10 million as a result of favorable weather conditions and $4 million attributable to increased delivery volume from new and existing customers.

ComEd's electric operating revenues increased $2 million compared to the same period in 2000. The increase reflects kilowatthour sales growth to ComEd's residential retail and wholesale customers (municipalities and certain alternative retail suppliers) offset by lower non-residential retail sales primarily due to a slowing regional economy.

Energy Delivery's higher revenues were offset by higher operating expenses of $230 million which includes $181 million of increased fuel and purchased power expense related to PECO electricity purchases from Generation caused by higher customer retention at PECO and higher gas prices and $9 million in increased operating and maintenance expenses. Depreciation and amortization expense decreased due to lower regulatory asset amortization compared to the first quarter of 2000 during which ComEd recorded an additional $145 million in regulatory asset amortization, partially offset by increased amortization of $51 million related to the Competitive Transition Charge (CTC) at PECO.


EBIT - Generation


                                                                            Components of Variance
                                        Three Months                      --------------------------
                                       Ended March 31,                      Unicom
                                    -------------------                      2000          Normal
                                    2001           2000      Variance     Contribution    Operations
                                    ----           ----      --------     ------------    ----------
                                                          (In millions)

Operating Revenue                    $1,628      $  498       $1,130        $  707          $  423
Operating Expense and Other          $1,242      $  429       $  813        $  598          $  215
Depreciation & Amortization          $   93      $   31       $   62        $   22          $   40
EBIT                                 $  293      $   38       $  255        $   87          $  168

Generation's EBIT increased $255 million for the quarter ended March 31, 2001 compared to the same period in 2000. Unicom's contribution accounted for $87 million of the variance. The remaining $168 million increase resulted from higher margins on market and affiliate wholesale energy sales, coupled with decreased operating costs at the nuclear plants. During the first quarter of 2001, Generation benefited from increases in wholesale market prices, particularly in the Pennsylvania New Jersey Maryland control area (PJM) and Mid-America Interconnected Network (MAIN) regions, and higher nuclear plant output due to increased capacity levels.

The increase in wholesale market prices was primarily driven by significant increases in fossil fuel prices. The large concentration of nuclear generation in the Generation portfolio allowed Exelon to capture the higher prices for wholesale market sales, with minimal exposure to the increasing fuel prices. Average realized prices for wholesale market sales were $12 per MWh higher in the quarter ended March 31, 2001 compared to the same period in 2000.

In the first three months of 2001, Generation's sales were 48,254 GWhs, of which 29,966 GWhs were supplied by nuclear units, 2,726 GWhs by fossil generating units, and 15,562 GWhs from purchases. Approximately 60% of Generation's sales were to affiliates (ComEd and PECO), and the remaining 40% were to the wholesale market.

Since the end of the first quarter 2000, Generation has added 161 MWs of new capacity through power uprates, system modifications and operational improvements. The nuclear fleet operated at a capacity factor of 98.8% in the first quarter of 2001 compared to 91.5% in the previous year period. Fleet production cost (operating and maintenance and fuel) in the first quarter of 2001 was $11.70 per MWh, compared to first quarter 2000 production cost of $14.28 per MWh.

EBIT - Enterprises

                                                                            Components of Variance
                                                                          --------------------------
                                       Three Months
                                      Ended March 31                          Unicom
                                    -------------------                        2000          Normal
                                    2001           2000      Variance     Contribution    Operations
                                    ----           ----      --------     ------------    ----------
                                                          (In millions)

Operating Revenue                    $667         $247        $420           $109            $311
Operating Expense and Other          $683         $252        $431           $107            $324
Depreciation & Amortization          $ 15         $  7        $  8           $  2            $  6
EBIT                                 $(31)        $(12)       $(19)          $  -            $(19)

Enterprises' EBIT decreased $19 million for the quarter ended March 31, 2001 compared to the same period in 2000. The decrease was primarily attributable to Exelon Energy, which, due to higher wholesale prices of natural gas and increased electric capacity costs, incurred a loss at the EBIT level of $25 million, a decrease of $34 million from prior year. This decrease was partially offset by increased earnings of $7 million at Exelon Capital Partners due to a realized gain on an investment.

Enterprises' revenue growth for the quarter ended March 31, 2001, as compared to the same period in 2000, was $420 million. Unicom's Enterprise businesses contributed $109 million in revenue. Primarily as a result of acquisitions, Exelon Infrastructure Services revenue increased $87 million and Exelon Services revenue increased $88 million. Exelon Energy's revenue increased $147 million compared to the the first quarter of 2000, primarily due to an acquisition of a gas services company and the increase in natural gas prices over the prior year.

Enterprises' operating expenses for the quarter increased $431 million from the same period in 2000. Unicom's 2000 contribution accounted for $107 million of the variance and normal operations added $324 million. Increased operating expenses from normal operations of $324 million include $81 million and $84 million as a result of acquisitions made by Exelon Infrastructure Services and Exelon Services, respectively. The remainder of the operating expense increase related primarily to Exelon Energy, and is due to an acquisition, the increase in natural gas prices from the previous year, and higher electric capacity costs in Exelon Energy's Pennsylvania market.

Enterprises' depreciation and amortization expense increased primarily as a result of acquisitions by Exelon Infrastructure Services, Exelon Services, and Exelon Energy.

Other Components of Net Income

Interest Charges
Interest charges consist of interest expense and distributions on preferred securities of subsidiaries. Interest charges increased $194 million, or 178% in the quarter ended March 31, 2001. The increase was primarily attributable to $161 million from the effects of the merger, $24 million related to borrowings by Exelon and additional interest of $16 million as a result of the issuance of transition bonds in May 2000 to securitize a portion of PECO's stranded cost recovery, partially offset by $10 million of lower interest charges as a result of the reduction of PECO's long-term debt with the proceeds from the securitization.

Income Taxes
The effective income tax rate was 41.2% in 2001 as compared to 37.7% in 2000. The increase in the effective income tax rate was primarily attributable to goodwill amortization associated with the merger which is not deductible for tax purposes, and a higher effective state income tax rate due to operations in Illinois resulting from the merger.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2001, Exelon adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives Instruments and Hedging Activities" (SFAS No. 133) resulting in a benefit of $20 million ($12 million, net of income taxes). On January 1, 2000, Exelon recorded a benefit of $40 million ($24 million, net of income taxes) representing the cumulative effect of a change in accounting method for nuclear outage costs by PECO in conjunction with the synchronization of accounting policies in connection with the merger.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the three months ended March 31, 2001 were $821 million as compared to $170 million for the same 2000 period.

Cash flows used in investing activities for the three months ended March 31, 2001 were $541 million as compared to $164 million for the same 2000 period. The increase was primarily attributable to increased capital expenditures of $371 million.

Cash flows provided by financing activities were $19 million for the three months ended March 31, 2001 as compared to cash flows used in financing activities of $27 million for the same 2000 period. Cash flows from financing activities in 2001 primarily reflect the refinancing of $805 million of transition bonds, increases in short-term debt of $257 million partially offset by additional debt repayments of $224 million and a payment of dividends on common stock of $176 million. The common stock dividend covers the period from October 20, 2000, the date of the merger, through February 15, 2001.

At March 31, 2001, Exelon's capital structure consisted of 58% of long-term debt of Exelon and subsidiaries, 32% common stock, 7% notes payable and 3% preferred securities of subsidiaries. Long-term debt included $7.2 billion of securitization debt constituting obligations of certain consolidated special purpose entities, representing 31% of capitalization.

At March 31, 2001, Exelon had outstanding $1.63 billion of notes payable including $418 million of commercial paper. For the quarter ended March 31, 2001, the average interest rate on notes payable was approximately 6.0%. Certain of the credit agreements to which Exelon, PECO and ComEd are a party require each of them to maintain a debt to total capitalization ratio of 65% (excluding securitization debt). At March 31, 2001, the debt to total capitalization ratios on the same basis for Exelon, PECO and ComEd were 50%, 80%, and 47%, respectively. The banks that are parties to the credit facility have agreed to waive the debt to total capitalization requirement for PECO through July 13, 2001.

On May 8, 2001, Exelon issued $500 million of its senior unsecured notes with a maturity date of May 1, 2011 and an interest rate of 6.75%. Exelon used the proceeds from the issuance of the notes to repay a portion of a $1.21 billion term loan.

COMMONWEALTH EDISON COMPANY

GENERAL

On October 20, 2000, ComEd became a 99.9% owned subsidiary of Exelon as a result of the transactions relating to the merger of PECO and ComEd's former parent, Unicom. Effective January 1, 2001, Exelon undertook a restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Exelon Corporation - General for information about Exelon's corporate restructuring. As a result of the merger, ComEd's consolidated financial information for the period after the merger has a different cost basis than in previous periods. Material variances caused by the different cost basis and restructuring have been disclosed where applicable. The restructuring has had a significant impact on all components of ComEd's results of operations. The estimated impact of the restructuring set forth herein reflects the effects of removing the operations related to ComEd's nuclear generating stations and obtaining energy and capacity from Generation under the terms of the PPA in the first quarter of 2000.

Significant Operating Trends

                                                                                                       Variance
                                                                                   ----------------------------------------------
                                                            March 31,              Restructuring        Normal
                                                    2001              2000            Impact           Operations          Total
                                                  -------           -------           -------          ----------         -------
                                                                                 (In millions)
Operating Revenue                                 $ 1,446           $ 1,563           $  (119)          $     2           $  (117)
Fuel and Purchased Power                              609               326               265                18               283
Operating and Maintenance                             218               460              (236)               (6)             (242)
Depreciation and Amortization                         167               372               (79)             (126)             (205)
Taxes Other Than Income                                72               137               (31)              (34)              (65)
                                                  -------           -------           -------           -------           -------
     Total Operating Expenses                       1,066             1,295               (81)             (148)             (229)
                                                  -------           -------           -------           -------           -------

Operating Income                                      380               268               (38)              150               112
                                                  -------           -------           -------           -------           -------

Interest Expense                                     (141)             (147)               10                (4)                6
     Provision for Dividends on Company-
     Obligated Mandatorily Redeemable
     Preferred Securities Of Subsidiary
     Trusts Holding Solely the Company's
     Subordinated Debt Securities                      (7)               (7)               --                --                --
Other, Net                                             37               140                --              (103)             (103)
                                                  -------           -------           -------           -------           -------

Income Before Income Taxes and
    Extraordinary Items                               269               254               (28)               43                15

Income Taxes                                          123                45                (7)               85                78
                                                  -------           -------           -------           -------           -------




Net Income Before Extraordinary Items                 146               209               (21)              (42)              (63)
Extraordinary Items                                    --                (3)               --                (3)               (3)
                                                  -------           -------           -------           -------           -------
Net Income                                            146               206               (21)              (39)              (60)
Preferred and Preference Stock Dividends               --                (1)               --                 1                 1
                                                  -------           -------           -------           -------           -------
Net Income on Common Stock                        $   146           $   205           $   (21)          $   (38)          $   (59)
                                                  =======           =======           =======           =======           =======

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Net Income
Net income decreased $45 million, or 24% as compared to the same period in 2000, before giving effect to extraordinary items and non-recurring items. Net income decreased $60 million or 29%, after reflecting the effects of the $3 million extraordinary item, the $21 million restructuring impact, and $4 million of non-recurring merger costs ($3 million, net of tax) incurred for the quarter ended March 31, 2000.

Operating Revenue
Operating revenue was $1,446 million for the quarter ended March 31, 2001, an increase of $2 million from the same 2000 period, excluding the effects of the operating revenue from the wholesale marketing business that was transferred to Generation. Total kilowatthour sales to ComEd's retail and wholesale customers (municipalities and certain alternative retail suppliers) remained consistent from quarter to quarter. Residential retail sales and wholesale sales, which increased 6% and 10% respectively, were offset by lower non-residential retail sales primarily due to a slowing regional economy. There continues to be a migration of non-residential customers to alternative electric suppliers or the power purchase option. As of March 31, 2001, approximately 12,000 customers had elected to purchase energy from an alternative electric supplier or the power purchase option, compared to approximately 6,000 customers for the same 2000 period. Such election resulted in an increase in kilowatthours delivered to such customers from approximately 2.6 billion to 4.1 billion, or 12% to 19% of total quarterly retail sales, respectively.

Fuel and Purchased Power Expense
Fuel and purchased power expense was $609 million for the quarter ended March 31, 2001, an increase of $18 million, or 3% from the same 2000 period, excluding the effects of the restructuring impact which represents power purchases under the PPA with Generation. The remaining increase was primarily attributable to slight increases in megawatthours purchased and cost per megawatthour.

Operating and Maintenance Expense
Operating and maintenance (O&M) expense remained consistent from quarter to quarter, excluding the effects of the operating and maintenance expense related to the nuclear generating assets transferred to Generation. Such costs continue at higher than historic levels which reflects ComEd's continued commitment to attain additional improvements in overall system reliability.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $126 million or 43% from the same 2000 period, excluding the effects of depreciation and amortization expense related to the nuclear generating assets transferred to Generation. The decrease in depreciation and amortization expense not related to restructuring was primarily attributable to a $145 million decrease in regulatory asset amortization due to the settlement of the common stock forward purchase arrangements in the first quarter of 2000, partially offset by goodwill amortization of $32 million.

Taxes Other Than Income
Taxes other than income decreased $34 million, or 32% from the same 2000 period, excluding the effects of the taxes other than income related to the nuclear generating assets transferred to Generation. The decrease in taxes other than income not related to restructuring was primarily attributable to the $25 million effect of the change in municipal utility taxes from operating revenue and tax expense to collections recorded as liabilities as required by Illinois legislation.

Interest Charges
Interest charges consist of interest expense and provisions for dividends on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts. Interest charges remained consistent from quarter to quarter, excluding the effects of the interest charges related to ComEd's liability to the U.S. Department of Energy for payment of its one-time fee for spent nuclear fuel disposal and accrued interest that was transferred to Generation.

Other Income and Deductions
Other income and deductions, excluding interest charges, decreased $103 million, or 74% from the same 2000 period. This decrease is primarily attributable to the $113 million gain on the forward share repurchase agreement recognized during the first quarter of 2000.

Income Taxes
The effective income tax rate was 45.7% for the quarter ended March 31, 2001, compared to 17.7% for the same 2000 period. The increase in the effective income tax rate was primarily attributable to the effects of the gain on the forward share repurchase agreement, recorded in January 2000, which was not recognized for tax purposes, goodwill amortization, which is not deductible for tax purposes, in 2001 and lower investment tax credit amortization resulting from the application of purchase accounting in connection with the merger.

Extraordinary Items
Extraordinary charges aggregating $4 million ($3 million, net of tax) were incurred for the quarter ended March 31, 2000, and consisted of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations were $458 million for the three months ended March 31, 2001 compared to cash flows used in operations of $348 million for the same period in 2000. The increase in cash flows in 2001 was primarily attributable to a $1,078 million increase in working capital due to a decrease in income tax payments, partially offset by lower cash flows from other operating activities following the transfer of assets to Generation.

Cash flows used in investing activities were $155 million for the three months ended March 31, 2001 compared to $279 million for the same period in 2000. The decrease in cash flows used in investing activities in 2001 was primarily attributable to a $98 million decrease in receivables from affiliates and lower plant investment of $30 million as a result of the transfer of assets to Generation.

Cash flows used in financing activities were $154 million for the three months ended March 31, 2001 compared to $199 million for the same period in 2000. The decrease in cash flows used in financing activities in 2001 was primarily attributable to $153 million of common stock repurchases and $67 million of common stock forward repurchases in the first quarter of 2000, partially offset by a $222 million change in restricted cash.

At March 31, 2001, ComEd's capital structure, excluding the deduction from shareholders' equity of the $1.0 billion receivable from Exelon, consisted of 53% long-term debt, 45% of common stock, and 2% of preferred securities of subsidiaries. Long-term debt included $2.5 billion of transitional trust notes constituting obligations of certain consolidated special purpose entities representing 19% of capitalization.

ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. ComEd, along with Exelon and PECO, entered into a $2 billion unsecured revolving credit facility with a group of banks. ComEd has a $200 million sublimit under this 364-day credit facility and expects to use the credit facility principally to support its $200 million commercial paper program. The credit facility requires ComEd to maintain a debt to total capitalization ratio of 65% or less (excluding transitional trust notes). At March 31, 2001, ComEd's debt to total capitalization ratio on that basis was 47%. At March 31, 2001, ComEd had no short-term borrowings.

Effective January 1, 2001, Exelon contributed to ComEd a $1.0 billion receivable for the purpose of funding future tax payments resulting from collection of intangible transition charges. See ITEM 1. Financial Statements - Note 12 - Related Party Transactions.

PECO ENERGY COMPANY

GENERAL

On October 20, 2000, PECO became a wholly owned subsidiary of Exelon as a result of the transactions relating to the merger of PECO and Unicom Corporation. Effective January 1, 2001, Exelon undertook a restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. See ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Exelon Corporation - General for information about Exelon's corporate restructuring. The restructuring has had a significant impact on all components of PECO's results of operations. As part of the restructuring, the non-regulated operations and related assets and liabilities previously included in PECO's Generation and Enterprises business segments were transferred to separate subsidiaries of Exelon. As a result, effective January 1, 2001, PECO operates in a single business segment, Energy Delivery, and its operations consist of its retail electricity distribution and transmission business in southeastern Pennsylvania and its natural gas distribution business in the Pennsylvania counties surrounding the City of Philadelphia.

Significant Operating Trends

                                                      Three Months
                                                         Ended                      Variance
                                                        March 31,      -----------------------------------
                                                     -------------     Restructuring     Normal
                                                     2001     2000         Impact       Variance    Total
                                                    ------   ------       --------       ------    -------
                                                                        (In millions)
Operating Revenues                                  $1,051   $1,353         ($504)         $202     ($302)

Fuel and Purchased Power                               488      463          (156)          181        25
Operating and Maintenance                              132      391          (274)           15      (259)
Depreciation and Amortization                          101       80           (39)           60        21
Taxes Other Than Income                                 43       67           (21)           (3)      (24)
                                                    ------   ------       --------       ------    -------
Total Operating Expenses                               764    1,001          (490)          253      (237)
                                                    ------   ------       --------       ------    -------

Operating Income                                       287      352           (14)          (51)      (65)
                                                    ------   ------       --------       ------    -------

Interest Expense                                      (105)    (104)           14           (15)       (1)
Interest Expense - Affiliate                            (5)      --            --            (5)       (5)
Company-Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership              (2)      (2)           --            --        --
Equity in Earnings (Losses) of
     Unconsolidated Affiliates, Net                     --        4            (4)           --        (4)
Other, Net                                              15       21           (17)           11        (6)
                                                    ------   ------       --------       ------    -------

Income Before Income Taxes and Cumulative
     Effect of a Change of Accounting Principle        190      271           (21)          (60)      (81)

Income Taxes                                            68      101            (7)          (26)      (33)
                                                    ------   ------       --------       ------    -------

Net Income Before Cumulative
     Effect of a Change of Accounting Principle        122      170           (14)          (34)      (48)
Cumulative Effect of a Change
     of Accounting Principle                            --       24           (24)           --       (24)
                                                    ------   ------       --------       ------    -------
Net Income                                             122      194           (38)          (34)      (72)
Preferred Stock Dividends                               (2)      (3)           --            (1)       (1)
                                                    ------   ------       --------       ------    -------
Net Income on Common Stock                            $120     $191          $(38)         $(33)     $(71)
                                                    ======   ======       ========       ======    =======

RESULTS OF OPERATIONS

First Quarter 2001 Compared To First Quarter 2000

Net Income
Net income decreased $72 million, or 37% for the quarter ended March 31, 2001 as compared to the same 2000 period. Net income, before the effects of a $24 million benefit for the cumulative effect of a change in accounting principle during the prior year, decreased $48 million, or 28% for the quarter ended March 31, 2001.

Operating Revenue
Operating revenue for the quarter ended March 31, 2001 increased $202 million, or 24% as compared to 2000, excluding the effects of the restructuring. The increase in operating revenue was attributable to higher electric revenue of $109 million and additional gas revenue of $94 million. The increase in electric revenue was primarily attributable to $85 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and rate adjustments in Pennsylvania, an $11 million prepayment of competitive transition charges by a large customer and an increase of $8 million as a result of higher delivery volume. The increase in regulated gas revenue was primarily attributable to increases of $80 million related to higher prices, $10 million as a result of favorable weather conditions and $4 million attributable to increased delivery volume from new and existing customers.

Fuel and Purchased Power Expense
Fuel and purchased power expense for the quarter ended March 31, 2001 increased $181 million, or 59% as compared to 2000, excluding the effects of the restructuring. The increase in fuel and purchased power expense was primarily attributable to $78 million from customers in Pennsylvania selecting PECO as their electric generation supplier, $63 million from additional delivery volume and increased prices related to gas, $11 million as a result of favorable weather conditions and $11 million in additional PJM ancillary charges.

Operating and Maintenance Expense
Operating and maintenance expense for the quarter ended March 31, 2001 increased $15 million, or 13% as compared to 2000, excluding the effects of the restructuring. The increase in O&M expense was primarily attributable to $7 million of additional general and administrative expenses, $6 million of incremental costs related to a storm in the first quarter of 2001 and $4 million associated with the write-off for excess and obsolete inventory.

Depreciation and Amortization Expense
Depreciation and amortization expense for the quarter ended March 31, 2001 increased $60 million, or 146% as compared to 2000, excluding the effects of the restructuring. The increase was primarily attributable to $51 million of additional amortization of PECO's CTC and $9 million increase in depreciation expense associated with additional plant in service.

Taxes Other Than Income
Taxes other than income for the quarter ended March 31, 2001 decreased $3 million, or 7% as compared to 2000, excluding the effects of the restructuring. The decrease was attributable to the reduction of the gross receipts tax rate on electric sales in 2001.

Interest Charges
Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS). Interest charges for the quarter ended March 31, 2001 increased $20 million as compared to 2000, or 22%, excluding the effects of the restructuring. The increase was primarily attributable to interest on the additional transition bonds issued in May 2000 to securitize a portion of PECO's stranded cost recovery of $16 million in 2001 and interest expense related to a loan from an affiliate in 2001 of $5 million, partially offset by $10 million of lower interest charges as a result of the reduction of long-term debt with the proceeds from securitization.

Equity in Earnings (Losses) of Unconsolidated Affiliates
Equity in earnings (losses) of unconsolidated affiliates for the quarter ended March 31, 2001 decreased by $4 million as compared to 2000, excluding the effects of the restructuring.

Other Income and Deductions
Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates for the quarter ended March 31, 2001 increased by $11 million as compared to 2000, excluding the effects of the restructuring. The increase was primarily attributable to a gain on the settlement of an interest rate swap of $6 million and the favorable settlement of a customer contract of $3 million.

Income Taxes
The effective tax rate was 35.8% for the quarter ended March 31, 2001 as compared to 37.3% for the same 2000 period.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2000, PECO recorded a benefit of $40 million ($24 million, net of tax) representing the cumulative effect of a change in accounting method for nuclear outage costs in conjunction with the synchronization of accounting policies in connection with the merger.

Preferred Stock Dividends
Preferred stock dividends for the quarter ended March 31, 2001 were consistent with the same 2000 period.



LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations were $76 million for the three months ended March 31, 2001 as compared to cash flows provided by operations of $173 million in the same 2000 period. The decrease was attributable to changes in working capital of $223 million and a decrease in cash generated by operations of $26 million.

Cash flows used in investing activities were $46 million for the three months ended March 31, 2001 as compared to $164 million in the same 2000 period. The decrease was attributable to lower capital expenditures of $64 million and a decrease in other investing activities of $54 million.

Cash flows provided by financing activities were $99 million for the three months ended March 31, 2001 as compared to cash flows used in financing activities of $30 million for the same period in 2000. Cash flows from financing activities primarily reflect PECO's additional borrowings of commercial paper and the effects of refinancing $805 million of transition bonds. The increase in cash flows from financing activities is primarily attributable to a change in notes payable of $201 million and $31 million of proceeds from the settlement of interest rate swaps, partially offset by $53 million of additional retirements of long-term debt and $46 million of payments on notes payable to affiliates.

At March 31, 2001, PECO's capital structure, excluding the deduction from shareholders' equity of $2.0 billion receivable from Exelon, consisted of 23.7% common equity, 3.7% notes payable, 3.4% preferred stock and COMRPS (which comprised 1.4% of PECO's total capitalization structure), and 69.2% long-term debt including transition bonds issued by PETT (which comprised 75.6% of PECO's long-term debt).

PECO meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. PECO, along with Exelon and ComEd, entered into a $2 billion unsecured revolving credit facility with a group of banks. PECO has an $800 million sublimit under this 364-day credit facility and expects to use the credit facility principally to support its $800 million commercial paper program. This credit facility requires PECO to maintain a debt to total capitalization ratio of 65% or less (excluding transitional trust notes). As a result of the corporate restructuring, at March 31, 2001, PECO's debt to total capitalization ratio on that basis was 80%. The banks that are parties to the credit facility have agreed to waive the debt to total capitalization requirement through July 13, 2001.

At March 31, 2001, PECO had outstanding $334 million of notes payable consisting principally of commercial paper. Also, PECO had a $352 million payable to ComEd bearing interest at an average annualized interest rate for the period it was outstanding of 6.5%. Interest expense related to this payable for the quarter ended March 31, 2001 was $5 million. In conjunction with the payable to ComEd and as of January 1, 2001, Exelon contributed to PECO a $330 million receivable for the purpose of funding the repayment of liability. See ITEM 1. Financial Statements - Note 12 - Related Party Transactions.

Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion receivable for the purpose of funding future tax payments resulting from collection of intangible transition charges. See ITEM 1. Financial Statements - Note 12 - Related-Party Transactions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

EXELON

Exelon's activities expose it to a variety of market risks primarily related to the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by Exelon as an integral part of its overall risk-management program.

Exelon's commodity-price risk management strategy includes use of derivatives to minimize significant, unanticipated earnings and cash flow fluctuations caused by commodity-price volatility. Exelon utilizes contracts for the forward purchase and sale of energy and energy-related commodities to manage its generation and physical delivery obligations to its retail and wholesale customers. Energy option contracts and energy and energy-related swap agreements are used to limit the price risk associated with these forward contracts.

Exelon's interest-rate risk management strategy includes use of derivative instruments to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest-rate volatility. Exelon uses a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. Interest-rate swaps may be used to adjust exposure when deemed appropriate, based on market conditions. These strategies are employed to minimize the cost of capital.

By using derivative financial instruments to hedge exposures to changes in energy prices and interest rates, Exelon exposes itself to credit risk and market risk. Credit risk is the risk of a counterparty failing to perform according to contract terms. When the value of a contract is positive, the counterparty owes Exelon, which creates repayment risk for Exelon. When the value of a derivative contract is negative, Exelon owes the counterparty and, therefore, the derivative contract does not create repayment risk. Exelon minimizes the credit (or repayment) risk by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of exposure to each counterparty, (3) monitoring the financial condition of its counterparties, and
(4) seeking credit enhancements to improve counterparty credit quality.

Market risk is the effect on the value of Exelon outright and contingent commitments that result from a change in interest rates or commodity prices. The market risk associated with interest-rate and energy and energy-related contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

Exelon's derivatives activities are subject to the management, direction, and control of the corporate Risk Management Committee (RMC). The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of Exelon's derivative activities. The RMC (1) sets forth risk management philosophy and objectives through a corporate policy and (2) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. Exelon adopted SFAS No. 133 on January 1, 2001, which resulted in after-tax income of $12 million that is reflected in Exelon's Consolidated Statement of Income and Comprehensive Income as a cumulative effect of a change in accounting principle. In addition, the adoption of SFAS No. 133 resulted in $73 million of other comprehensive income associated with the fair value of cash flow hedges.

For the quarter ended March 31, 2001, Exelon recognized a net loss of $16 million in Exelon's Condensed Consolidated Statement of Income and Comprehensive Income which represents the mark-to-market of contracts designated as cash flow hedges. Exelon also reclassified a net gain of $6 million to other income in the Condensed Consolidated Statement of Income and Comprehensive Income, as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are now probable of not occurring.

As of March 31, 2001, $7 million of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. Amounts in accumulated other comprehensive income related to interest rate cash flows are reclassified into earnings when the forecasted interest rate payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs.



PECO
Interest Rate Risk

PECO has entered into interest rate swaps to manage interest rate exposure associated with two classes of floating rate transition bonds issued to securitize stranded cost recovery. At March 31, 2001, these interest rate swaps had a fair market value exposure of $26 million based on the present value difference between the contract and market rates at March 31, 2001.

The aggregate fair value of the transition bond derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2001 is estimated to be $34 million. If the derivative instruments had been terminated at March 31, 2001, this estimated fair value represents the amount to be paid by PECO to the counterparties.

The aggregate fair value of the transition bond derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2001 is estimated to be $19 million. If the derivative instruments had been terminated at March 31, 2001, this estimated fair value represents the amount to be paid by PECO to the counterparties.

In connection with the refinancing of a portion of PETT's two variable rate series of transition bonds in the first quarter of 2001, PECO settled $318 million of a forward starting interest rate swap resulting in a $6 million gain which is reflected in other income. Also in connection with the refinancing, PECO settled a portion of the interest rate swaps and the remaining portion of the forward starting interest rate swaps resulting in gains of $25 million which were deferred and are being amortized over the expected remaining lives of the related debt.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in Exelon's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K), three of ComEd's wholesale municipal customers filed a complaint and request for refund with the United States Federal Energy Regulatory Commission (FERC) alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On April 30, 2001, FERC issued an order, in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. The FERC order is subject to appeal.

As previously reported in Exelon's 2000 Form 10-K, in August 1999, three class action lawsuits were filed and subsequently consolidated, in the Circuit Court of Cook County, Illinois seeking damages for personal injuries, property damage and economic losses from ComEd related to a series of service interruptions that occurred in the summer of 1999. ComEd filed a motion to dismiss the complaints. On April 24, 2001, the court dismissed four of the five counts of the consolidated complaint without prejudice and the sole remaining count was dismissed in part. Plaintiffs have until May 25, 2001 to file a legally valid cause of action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2001, Exelon held its 2001 Annual Meeting of Shareholders, the first annual meeting of shareholders for Exelon.

The following Class I directors of the Company were re-elected for terms expiring in 2004:

                                     Votes For              Votes Withheld
Carlos H. Cantu                     254,285,267               2,821,534
Daniel L. Cooper                    254,235,482               2,871,319
G. Fred DiBona, Jr.                 254,186,539               2,920,262
Sue L. Gin                          254,413,260               2,693,541
Edgar D. Jannotta                   254,338,918               2,767,883
Corbin A. McNeill, Jr.              254,436,867               2,669,934



The incumbent Class II directors, with terms expiring in 2002, are Edward A. Brennan, Bruce DeMars, Richard H. Glanton, John W. Rowe, and Ronald Rubin. The incumbent Class III directors with terms expiring in 2003, are M. Walter D'Alessio, Rosemarie B. Greco, John M. Palms, John W. Rogers, Jr. and Richard L. Thomas.

The other item voted on by holders of common stock at the Annual Meeting was the ratification of the firm PricewaterhouseCoopers LLP, independent certified public accountants, as auditors of Exelon and its subsidiaries for 2001, was approved with 250,800,365 common shares (97.5% of common shares voting) voting for; 4,483,426 common shares (1.7% of common shares voting) voting against; and 1,823,010 common shares (0.17% of common shares voting) abstaining.

ITEM 5.  OTHER INFORMATION

On April 1, 2001, Exelon formed Exelon Energy Delivery Company, LLC, a wholly owned subsidiary of Exelon, which is an intermediary holding company of ComEd and PECO.

As previously reported in Exelon's 2000 Form 10-K, in March 2001, ComEd and the Midwest Independent Transmission System Operator (MISO) and other market participants reached a proposed settlement regarding issues associated with ComEd's withdrawal from the MISO and that the proposed settlement was subject to FERC approval. On May 8, 2001, FERC approved the settlement.

As previously reported in Exelon's 2000 Form 10-K, approximately 7,400 employees are covered by a collective bargaining agreement with Local 15 of the International Brotherhood of Electrical Workers (Local 15), which was scheduled to expire on March 31, 2001. On April 20, 2001, Exelon and Local 15 officials signed an agreement for a new three-year collective bargaining agreement, effective April 1, 2001 through March 31, 2004. Exelon expects that the Local 15 membership will ratify the agreement by June 8, 2001.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         During the quarter ended March 31, 2001, Exelon filed the following Current Reports on Form 8-K:

         Date of earliest event reported:
            January 12, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding the restructuring of its competitive generation and enterprises businesses as outlined as an integration objective when Exelon was formed on October 20, 2000.

         Date of earliest event reported:
            January 30, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding the announcement of its consolidated operating earnings for the year ended December 31, 2000.

         Date of earliest event reported:
            February 26, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding slides used during the Edison Electric Institute International Finance Conference held in London on February 26, 2001 to explain Exelon's strategy and earnings targets.

         Date of earliest event reported:
            March 16, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding certain financial information of Exelon Corporation and Subsidiary Companies. The exhibits under "ITEM 7. FINANCIAL STATEMENT AND EXHIBITS" includes a Consent of Independent Public Accountants, Selected Financial Data and Market for Registrant's Common Equity and Related Stockholder Matters, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data

         During the quarter ended March 31, 2001, ComEd filed the following Current Reports on Form 8-K:


         Date of earliest event reported:
            January 12, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding the restructuring of its competitive generation and enterprises businesses as outlined as an integration objective when Exelon was formed on October 20, 2000.

         Date of earliest event reported:
            January 12, 2001 reporting information under "ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS" regarding the restructuring of its generation and wholesale power marketing businesses into a newly formed
            subsidiary  of  Exelon.   The  exhibits  under  "ITEM  7.  FINANCIAL
            STATEMENT AND EXHIBITS" includes unaudited pro forma condensed financial statements of ComEd.

         During the quarter ended March 31, 2001, PECO filed the following Current Reports on Form 8-K:


         Date of earliest event reported:
            January 12, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding the restructuring of its competitive generation and enterprises businesses as outlined as an integration objective when Exelon was formed on October 20, 2000.

         Date of earliest event reported:
            January 12, 2001 reporting information under "ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS" regarding the restructuring of its competitive generation and enterprises businesses into newly formed subsidiaries of Exelon. The exhibits under "ITEM 7. FINANCIAL
            STATEMENT AND EXHIBITS" include unaudited pro forma condensed financial statements of PECO.

         Date of earliest event reported:
            March 1, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding the issuance and sale of Series 2001-A Transition Bonds to redeem Series 1999-A, Class A-3 and Series 1999-A, Class A-5 Transition Bonds. The exhibits under "ITEM 7. FINANCIAL STATEMENT AND EXHIBITS" include agreements relating to this transaction.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                EXELON CORPORATION
                /s/ Jean H. Gibson
                --------------------------------
                JEAN H. GIBSON
                Vice President and
                Controller
                (Chief Accounting Officer)

                COMMONWEALTH EDISON COMPANY
                /s/ Robert E. Berdelle
                --------------------------------
                ROBERT E. BERDELLE
                Vice President and
                Chief Financial Officer
                (Chief Accounting Officer)

                PECO ENERGY COMPANY
                /s/ Thomas P. Hill, Jr.
                --------------------------------
                THOMAS P. HILL, JR.
                Vice President and
                Chief Financial Officer
                (Chief Accounting Officer)





Date:  May 15, 2001