Form 10-K/A
period 2001-12-31
EXELON CORP
filed 2002-10-31
CIK 1109357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                   FORM 10-K/A

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001

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

         The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of Exelon as of March 1, 2002, was as follows:

         Exelon Corporation Common Stock, without par value     $15,839,570,208

         The number of shares outstanding of Exelon's common stock as of March 1, 2002 was as follows:

         Exelon Corporation Common Stock, without par value        321,419,850

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of Exelon Corporation's (Exelon) Current Report on Form 8-K/A dated October 30, 2002 containing consolidated financial statements and related information for the year ended December 31, 2001, are incorporated by reference into Parts II and IV of this Annual Report on Form 10-K/A.

Explanatory Note

         This amendment to Exelon Corporation's Annual report on Form 10-K for the period ended December 31, 2001 reflects a restatement as a result of a $101 million double posting of deferred income taxes recorded associated with unrealized losses on Exelon Generation Company, LLC's (Generation) nuclear decommissioning trust fund securities. Additionally, Exelon and Generation determined that Other Comprehensive Income should be restated for the amount of $27 million to reflect Generation's ownership interest in the Other Comprehensive Income of its equity investments in AmerGen Energy Company, LLC and Sithe Energies Inc. Earnings per share, net income and cash flow for the periods are not affected by the restatements. However, Other Comprehensive Income, which is a component of Shareholders' Equity, will be reduced by a total of approximately $128 million as of December 31, 2001 as a result of the revision. See Note 2. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K except as required to reflect the effects of the restatements.

                                TABLE OF CONTENTS


                                                                     Page No.
FORWARD LOOKING STATEMENTS                                               1

PART II
     ITEM 6.      SELECTED FINANCIAL DATA                                2
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            2

PART IV
     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                           REPORTS ON FORM 8-K                           3

SIGNATURES                                                              15

CERTIFICATIONS                                                          16

                           FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those discussed herein as well as those listed in Note 8 of Notes to Consolidated Financial Statements, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" in Exelon Corporation's 2001 Annual Report, those discussed in "Risk Factors" in PECO Energy Company's Registration Statement on Form S-3, Reg. No. 333-99361, those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exelon Generation Company, LLC's Registration Statement on Form S-4, Reg. No. 333-85496 and other factors discussed in filings with the Securities and Exchange Commission by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA.

Exelon

         The information required by this Item is incorporated herein by reference to "Selected Financial Data" in Exhibit 99-1 to Exelon's Current Report on Form 8-K/A dated October 30, 2002.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exelon

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income for the years 2001, 2000 and 1999; Consolidated Statements of Cash Flows for the years 2001, 2000 and 1999; Consolidated Balance Sheets as of December 31, 2001 and 2000; Consolidated Statements of Changes in Shareholders' Equity for the years 2001, 2000 and 1999 and Consolidated Statements of Comprehensive Income for the years 2001, 2000 and 1999; and Notes to Consolidated Financial Statements appearing in Exhibit 99-2 to Exelon's Current Report on Form 8-K/A dated October 30, 2002.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Shareholders and Board of Directors of Exelon Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 29, 2002, except for Note 25 for which the date is March 1, 2002, appearing in the 2001 Annual Report to Shareholders of Exelon Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(1)(ii) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 29, 2002

(a) Financial Statements and Financial Statement Schedules

          (1)  Exelon

               (i)  Financial Statements

                    Consolidated Statements of Income for the years 2001, 2000 and 1999

                    Consolidated Statements of Cash Flows for the years 2001, 2000 and 1999

                    Consolidated Balance Sheets as of December 31, 2001 and 2000

                    Consolidated Statements of Changes in Shareholders' Equity for the years 2001, 2000 and 1999

                    Consolidated Statements of Comprehensive Income for the years 2001, 2000 and 1999

                    Notes to Consolidated Financial Statements

               (ii) Financial Statement Schedule

                              EXELON CORPORATION AND SUBSIDIARY COMPANIES


                            Schedule II - Valuation and Qualifying Accounts
                                             (in millions)

Column A                                    Column B                Column C     Column D         Column E
--------                                    --------                --------     --------         --------
                                                                   Additions
                                                       ---------------------
                                                        Charged
                                          Balance at    to Cost      Charged
                                           Beginning        and     to Other                    Balance at
Description                                  of Year   Expenses     Accounts    Deductions     End of Year
----------------------------------------------------------------------------------------------------------

For The Year Ended December 31, 2001
------------------------------------
Allowance for Uncollectible Accounts           $ 200       $145         $ --         $132(a)        $  213

Reserve for:
    Merger-Related Costs                       $ 144       $ --         $ 41         $  71          $  114

    Injuries and Damages                       $  69       $ 17         $  2         $  16(b)       $   72

    Environmental Investigation and
      Remediation                              $ 171       $  1         $ --         $  16(c)       $  156

    Obsolete Materials                         $ 103       $ 16         $ --         $ 101          $   18

For The Year Ended December 31, 2000
------------------------------------

Allowance for Uncollectible Accounts           $ 112       $ 87         $ 59(d)      $  58(a)       $  200

Reserve for:
    Merger-Related Costs                       $  --       $ --         $149(e)      $   5          $  144

    Injuries and Damages                       $  23       $  9         $ 48(f)      $  11(b)       $   69

    Environmental Investigation and
      Remediation                              $  57       $ 26         $ 98(e)      $  10(c)       $  171

    Obsolete Materials                         $  --       $ 48         $ 55(e)      $   3          $  100

For The Year Ended December 31, 1999
------------------------------------

Allowance for Uncollectible Accounts           $ 122       $ 59         $ --         $  69(a)       $  112

Reserve for:
    Injuries and Damages                       $  27       $  7         $ --         $  11(b)       $   23

    Environmental Investigation and
      Remediation                              $  60       $ --         $ --         $   3(c)       $   57
----------------------------------------------------------------------------------------------------------

(a)  Write-off of individual accounts receivable.
(b)  Payments of claims and related costs.
(c)  Expenditures for site investigation and remediation.
(d) Includes October 20, 2000 opening balance of former Unicom Corporation of $48 .
(e)  Reflects October 20, 2000 opening balance of former Unicom Corporation .
(f) Reflects October 20, 2000 opening balance of former Unicom Corporation of $47 million.

                  The individual financial statements and schedules of Exelon's nonconsolidated wholly owned subsidiaries have been omitted from their respective Annual Reports on Form 10-K/A because the investments are not material in relation to their respective financial positions or results of operations. As of December 31, 2001, the assets of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of Exelon's consolidated assets. The 2001 revenues of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of Exelon's consolidated annual revenues.

          (b)  Reports on Form 8-K

               (1)  Exelon

                  Exelon filed Current Reports on Form 8-K during the fourth quarter of 2001 regarding the following items:

         Date of  Earliest
         Event Reported             Description of Item Reported
         ----------------------------------------------------------------------
         October 23, 2001      "ITEM 5. OTHER EVENTS" regarding Exelon's
                               earnings release for the third quarter of 2001.

         October 23, 2001      "ITEM 9. REGULATION FD DISCLOSURE" regarding
                               highlights and clarifications of the Exelon Third
                               Quarter Earnings Conference Call.

         October 29, 2001      "ITEM 9. REGULATION FD DISCLOSURE" regarding a
                               presentation by John W. Rowe, Co-CEO and
                               President of Exelon, at the Edison Electric
                               Institute Conference. The exhibits under "ITEM 7.
                               FINANCIAL STATEMENTS AND EXHIBITS" include the slide presentation and additional information.

         November 28, 2001     "ITEM 9. REGULATION FD DISCLOSURE" regarding a
                               press release issued by Exelon disclosing its direct net exposure to Enron.

         December 20, 2001     "ITEM 5. OTHER EVENTS" regarding the announcement
                               by Exelon of its intention to purchase two generating plants from TXU Corp. and "ITEM 9.
                               REGULATION FD DISCLOSURE" regarding additional information related to the acquisition.

(c)      Exhibits

         Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis and the relevant registrant agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit No.         Description
------------------- ------------------------------------------------------------

2-1 Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 1-01401, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 2-1)

3-1 Articles of Incorporation of Exelon Corporation (Registration Statement No. 333-37082, Form S-4, Exhibit 3-1).

3-2                 Bylaws of Exelon Corporation (Registration Statement No.
                    333-37082, Form S-4, Exhibit 3-2).

3-3 Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-1401, 2000 Form 10-K, Exhibit 3-3).

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

3-6 Bylaws of Commonwealth Edison Company, effective September 2, 1998, as amended through October 20, 2000 (File No. 1-1839, 2000 Form 10-K, Exhibit 3-6).

4-1 364-day Credit Agreement, dated as of December 12, 2001, among Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation, LLC as Borrowers, certain banks named therein as Lenders, Bank One, N.A., as Administrative Agent, ABN AMRO Bank, N.V. and Barclays Bank plc, as Co-documentation Agents, Citibank, N.A. and First Union National Bank, as Co-syndication Agents and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

4-2 First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor), (Registration No. 2-2281, Exhibit B-1).

4-2-1 Supplemental Indentures to PECO Energy Company's First and Refunding Mortgage:

                    Dated as of                   File Reference                         Exhibit No.
                    ----------------------------- -------------------------------------- --------------------
                    May 1, 1927                   2-2881                                 B-1(c)
                    March 1, 1937                 2-2881                                 B-1(g)
                    December 1, 1941              2-4863                                 B-1(h)
                    November 1, 1944              2-5472                                 B-1(i)




                    December 1, 1946              2-6821                                 7-1(j)
                    September 1, 1957             2-13562                                2(b)-17
                    May 1, 1958                   2-14020                                2(b)-18
                    March 1, 1968                 2-34051                                2(b)-24
                    March 1, 1981                 2-72802                                4-46
                    March 1, 1981                 2-72802                                4-47
                    December 1, 1984              1-01401, 1984 Form 10-K                4-2(b)
                    April 1, 1991                 1-01401, 1991 Form 10-K                4(e)-76
                    December 1, 1991              1-01401, 1991 Form 10-K                4(e)-77
                    April 1, 1992                 1-01401, March 31, 1992                4(e)-79
                                                  Form 10-Q
                    June 1, 1992                  1-01401, June 30, 1992                 4(e)-81
                                                  Form 10-Q
                    July 15, 1992                 1-01401, June 30, 1992                 4(e)-83
                                                  Form 10-Q
                    September 1, 1992             1-01401, 1992 Form 10-K                4(e)-85
                    March 1, 1993                 1-01401, 1992 Form 10-K                4(e)-86
                    May 1, 1993                   1-01401, March 31, 1993                4(e)-88
                                                  Form 10-Q
                    May 1, 1993                   1-01401, March 31, 1993                4(e)-89
                                                  Form 10-Q
                    August 15, 1993               1-01401, Form 8-A dated                4(e)-92
                                                  August 19, 1993

                    May 1, 1995                   1-01401, Form 8-K dated                4(e)-96
                                                  May 24, 1995
                    October 15, 2001              1-01401, Form 10-K dated               4-2-1
                                                  April 1, 2002

4-3 Exelon Corporation Dividend Reinvestment and Stock Purchase Plan.(Registration Statement No. 333-84446, Form S-3, Prospectus)

4-4 Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Midwest Trust Company, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944. (File No. 2-60201, Form S-7, Exhibit 2-1).

4-4-1               Supplemental Indentures to aforementioned Commonwealth
                    Edison Mortgage.

                    Dated as of                   File Reference                Exhibit No.
                    ----------------------------- ----------------------------- -----------------
                    August 1, 1946                2-60201, Form S-7             2-1
                    April 1, 1953                 2-60201, Form S-7             2-1
                    March 31, 1967                2-60201, Form S-7             2-1
                    April 1,1967                  2-60201, Form S-7             2-1
                    February 28, 1969             2-60201, Form S-7             2-1
                    May 29, 1970                  2-60201, Form S-7             2-1
                    June 1, 1971                  2-60201, Form S-7             2-1
                    April 1, 1972                 2-60201, Form S-7             2-1
                    May 31, 1972                  2-60201, Form S-7             2-1
                    June 15, 1973                 2-60201, Form S-7             2-1
                    May 31, 1974                  2-60201, Form S-7             2-1
                    June 13, 1975                 2-60201, Form S-7             2-1
                    May 28, 1976                  2-60201, Form S-7             2-1
                    June 3, 1977                  2-60201, Form S-7             2-1
                    May 17, 1978                  2-99665, Form S-3             4-3
                    August 31, 1978               2-99665, Form S-3             4-3
                    June 18, 1979                 2-99665, Form S-3             4-3
                    June 20, 1980                 2-99665, Form S-3             4-3
                    April 16, 1981                2-99665, Form S-3             4-3
                    April 30, 1982                2-99665, Form S-3             4-3
                    April 15, 1983                2-99665, Form S-3             4-3
                    April 13, 1984                2-99665, Form S-3             4-3
                    April 15, 1985                2-99665, Form S-3             4-3
                    April 15, 1986                33-6879, Form S-3             4-9
                    June 15, 1990                 33-38232, Form S-3            4-12
                    June 1, 1991                  33-40018, Form S-3            4-12
                    October 1, 1991               33-40018, Form S-3            4-13
                    October 15, 1991              33-40018, Form S-3            4-14
                    February 1, 1992              1-1839, 1991 Form 10-K        4-18
                    May 15, 1992                  33-48542, Form S-3            4-14
                    July 15, 1992                 33-53766, Form S-3            4-13
                    September 15, 1992            33-53766, Form S-3            4-14
                    February 1, 1993              1-1839, 1992 Form 10-K        4-14
                    April 1, 1993                 33-64028, Form S-3            4-12
                    April 15, 1993                33-64028, Form S-3            4-13
                    June 15, 1993                 1-1839,  Form 8-K  dated May  4-1
                                                  21, 1993
                    July 15, 1993                 1-1839,    Form   10-Q   for  4-1
                                                  quarter ended June 30, 1993.
                    January 15, 1994              1-1839, 1993 Form 10-K        4-15
                    December 1, 1994              1-1839, 1994 Form 10-K        4-16
                    June 1, 1996                  1-1839, 1996 Form 10-K        4-16
                    March 1, 2002                 1-1839, 2001 Form 10-K        4-4-1

4-4-2 Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee.

4-4-3 Instrument dated as of January 31, 1996, under the provisions of the Mortgage dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).

4-5 Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes (File No. 1-1839, Form S-3, Exhibit 4-13).

4-6-1               Supplemental Indentures to aforementioned Indenture.

                    Dated as of                   File Reference                Exhibit No.
                    ----------------------------- ----------------------------- -----------------------------
                    September 1, 1987             33-32929, Form S-3            4-16
                    January 1, 1997               1-1839, 1999 Form 10-K        4-21
                    September 1, 2000             1-1839, 2000 Form 10-K        4-7-3

10-1 Stock Purchase Agreement among Exelon (Fossil) Holdings, Inc., as Buyer and The Stockholders of Sithe Energies, Inc., as Sellers, and Sithe Energies, Inc. (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 10-1).

10-2 Amended and restated employment agreement between Exelon Corporation and John W. Rowe dated as of November 26, 2001.*

10-3 Exelon Corporation Deferred Compensation. (File No. 1-16169, 2001 Form 10-K, Exhibit 10-3)

10-4 Exelon Corporation Retirement Program. (File No. 1-16169, 2001 Form 10-K, Exhibit 10-4)

10-5 PECO Energy Company Unfunded Deferred Compensation Plan for Directors* (Registration Statement No. 333-49780, Form S-8,
                    Exhibit 4-4).

10-6 Exelon Corporation Long-Term Incentive Plan As Amended and Restated effective January 28, 2002 * (File No. 1-16169, Exelon Proxy Statement dated March 13, 2002, Appendix B).

10-6-1 Forms of Restricted Stock Award Agreement under the Exelon Corporation Long-Term Incentive Plan.* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-1)

10-6-2 Forms of transferable Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan *

10-6-3 Forms of non-transferable Stock Option Award Agreement under the Exelon Corporation Long-Term Incentive Plan.* (File No. 1-16169, 2001 Form 10-K, Exhibit 10-6-3)

10-7 PECO Energy Company Management Incentive Compensation Plan *(File No. 1-01401, 1997 Proxy Statement, Appendix A).

10-8 PECO Energy Company 1998 Stock Option Plan *(Registration Statement No. 333-37082, Post-Effective Amendment No. 1 to Form S-4, Exhibit 4-3).

10-9 Exelon Corporation Employee Savings Plan (File No. 1-16169, 2001 Form 10-K, Exhibit 10-9)

10-10 Second Amended and Restated Trust Agreement for PECO Energy Transition Trust (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 4.1).

10-11 Indenture dated as of March 1, 1999 between PECO Energy Transition Trust and The Bank of New York. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated March 25, 1999, Exhibit 4.3.1).

10-11-1 Series Supplement dated as of March 25, 1999 between PECO Energy Transition Trust and The Bank of New York. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated March 25, 1999, Exhibit 4.3.2).

10-11-2 Series Supplement dated as of March 1, 2001 between PECO Energy Transition Trust and The Bank of New York. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001, Exhibit 4.3.2).

10-11-3             Series  Supplement  dated  as of May 2,  2000  between  PECO
                    Energy Transition Trust and The Bank of New York (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 4.3.2).

10-12 Intangible Transition Property Sale Agreement dated as of March 25,1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company. (File No. 333-58055, PECO Energy Transition Trust Report on Form 8-K dated May 2, 2000, Exhibit 10.1).

10-12-1 Amendment No. 1 to Intangible Transition Property Sale Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (File No. 1-01401, PECO Energy Company and PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001).

10-13 Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000, between PECO Energy Transition Trust and PECO Energy Company. (File No. 333-58055, PECO Energy Transition Trust Current Report on Form 8-K dated May 2, 2000, Exhibit 10.2).

10-13-1 Amendment No. 1 to Master Servicing Agreement dated as of March 25, 1999, as amended and restated as of May 2, 2000 (File No. 1-01401, PECO Energy Company and PECO Energy Transition Trust Report on Form 8-K dated March 1, 2001).

10-14               Exelon Corporation Cash Balance Pension Plan.

10-15 Joint Petition for Full Settlement of PECO Energy Company's Restructuring Plan and Related Appeals and Application for a Qualified Rate Order and Application for Transfer of Generation Assets dated April 29, 1998. (Registration Statement No. 333-58055, Exhibit 10.3).

10-16 Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of Qualified Rate Order Under
                    Section 2812 of the Public Utility Code dated March 8, 2000 (Amendment No. 1 to Registration Statement No. 333-31646,
                    Exhibit 10.4).

10-17 Unicom Corporation Amended and Restated Long-Term Incentive Plan *(File No. 1-11375, Unicom Proxy Statement dated April 7, 1999, Exhibit A).

10-17-1             First Amendment to Unicom  Corporation  Amended and Restated
                    Long  Term  Incentive  Plan  *(Registration   Statement  No.
                    333-49780, Form S-8, Exhibit 4-8).

10-17-2             Second Amendment to Unicom Corporation  Amended and Restated
                    Long  Term  Incentive  Plan  *(Registration   Statement  No.
                    333-49780, Form S-8, Exhibit 4-9).

10-18 Unicom Corporation General Provisions Regarding 1996 Stock Option Awards Granted under the Unicom Corporation and Long-Term Incentive Plan. *(File Nos. 1-11375 and 1-1839, 1996 Form 10-K, Exhibit 10-9).

10-19 Unicom Corporation General Provisions Regarding 1996B Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan. *(File Nos. 1-11375 and 1-1839, 1996 Form 10-K, Exhibit 10-8).

10-20 Unicom Corporation General Provisions Regarding Stock Option Awards Granted under the Unicom Corporation Long-Term Incentive Plan (Effective July 10, 1997) (File Nos. 1-11375 and 1-1839, 1999 Form 10-K, Exhibit 10-8).

10-21 Unicom Corporation Deferred Compensation Unit Plan, as amended *(File Nos. 1-11375 and 1-1839, 1995 Form 10-K,
                    Exhibit 10-12).

10-22               Exelon Corporation Corporate Stock Referral Plan.* (File No.
                    1-16169, 2001 Form 10-K, Exhibit 10-22)

10-23 Unicom Corporation Retirement Plan for Directors, as amended *(Registration Statement No. 333-49780, Form S-8, Exhibit 4-12).

10-24 Commonwealth Edison Company Retirement Plan for Directors, as amended *(Registration Statement No. 333-49780, Form S-8,
                    Exhibit 4-13).

10-25               Unicom  Corporation  1996  Directors'  Fee Plan  *(File  No.
                    1-11375,   Unicom  Proxy  Statement  dated  April  8,  1996,
                    Appendix A).

10-25-1 Second Amendment to Unicom Corporation 1996 Directors Fee Plan *(Registration Statement No. 333-49780, Form S-8,
                    Exhibit 4-11).

10-26 Employment Agreement dated November 1, 1997 between Commonwealth Edison Company and Oliver D. Kingsley, Jr. (File Nos. 1-11375 and 1-1839, 1998 Form 10-K, Exhibit
                    10-22).

10-27 Change in Control Agreement between Unicom Corporation, Commonwealth Edison Company and certain senior executives * (File Nos. 1-11375 and 1-1839, 1998 Form 10-K, Exhibit
                    10-24).

10-27-1 Forms of Change in Control Agreement Between PECO Energy Company and Certain Employees * (File No. 1-1401, 2000 Form 10-K, Exhibit 10-25-1).

10-28 Commonwealth Edison Company Executive Group Life Insurance Plan *(File No. 1-1839, 1980 Form 10-K, Exhibit 10-3).

10-28-1 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan *(File No. 1-1839, 1981 Form 10K,
                    Exhibit 10-4).

10-28-2 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan dated December 12, 1986 *(File No. 1-1839, 1986 Form 10-K, Exhibit 10-6).

10-28-3 Amendment to the Commonwealth Edison Company Executive Group Life Insurance Plan to implement program of "split dollar life insurance" dated December 13, 1990 *(File No. 1-1839, 1990 Form 10-K, Exhibit 10-10).

10-28-4 Amendment to Commonwealth Edison Company Executive Group Life Insurance Plan to stabilize the death benefit applicable to participants dated July 22, 1992 *(File No. 1-1839, 1992 Form 10-K, Exhibit 10-13).

10-29               First Amendment to Exelon Corporation Employee Savings Plan.
                    (File No. 1-16169, 2001 Form 10-K, Exhibit 10-29)

10-29-1 First Amendment to the Commonwealth Edison Company Supplemental Management Retirement Plan. * (File No. 1-1839, 2000 Form 10-K, Exhibit 10-27-1)

10-30 Second Amendment and Restated Exelon Corporation Key Management Severance Plan. * (File No. 1-16169, 2001 Form 10-K, Exhibit 10-30)

10-31 Forms of Change in Control Agreement between Exelon Corporation and certain senior executives. (File No. 1-16169, 2001 Form 10-K, Exhibit 10-31)

10-32 Amendment No. 1 to Exelon Corporation Supplemental Executive Retirement Plan. * (File No. 1-16169, 2001 Form 10-K,
                    Exhibit 10-32)

10-33 Form of Stock Award Agreement under the Unicom Corporation Long-Term Incentive Plan *(File Nos. 1-11375 and 1-1839, 1997 Form 10-K, Exhibit 10-37).

10-34 Amended and Restated Key Management Severance Plan for Unicom Corporation and Commonwealth Edison Company dated March 8, 1999 * (File No. 1-1839, 1999 Form 10-K, Exhibit
                    10-38).

10-34-1 Exelon Corporation Employee Stock Purchase Plan (Registration Statement No. 333-61390, Form S-8, Exhibit 4.2).

10-34-2 First Amendment to the Exelon Corporation Employee Stock Purchase Plan. (File No. 1-16169, 2001 Form 10-K, Exhibit 10-34-2)

10-35 PECO Energy Company Supplemental Pension Benefit Plan (As Amended and Restated January 1, 2001).*

10-36 Exelon Corporation 2001 Performance Share Awards for Power Team Employees under the Exelon Corporation Long Term Incentive Plan. * (File No. 1-16169, 2001 Form 10-K, Exhibit 10-36)

16 Arthur Andersen Letter to Securities and Exchange Commission regarding the change in certifying accountant (File No. 1-01839, Exelon Corporation Report on Form 8-K dated November 28, 2000, Exhibit 16).

18-1 Letter from PricewaterhouseCoopers LLP addressed to Exelon Corporation concerning a change in accounting principles (File No. 1-16169, 2000 Form 10-K, Exhibit 18-1).

18-2 Letter from PricewaterhouseCoopers LLP addressed to PECO Energy Company concerning a change in accounting principles (File No. 1-1401, 2000 Form 10-K, Exhibit 10-30-1).

21                  Subsidiaries

                    21-1 Exelon Corporation (File No. 1-16169, 2001 Form 10-K,
                         Exhibit 21-1)

23                  Consent of Independent Accountants

                    23-1 Exelon Corporation


99-1 Exelon Corporation's Current Report on Form 8-K/A dated October 30, 2002, File No. 1-16169.

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the amended annual report on Form 8-K/A for the period ended December 31, 2001 filed by the following officers for Exelon Corporation:
--------------------------------------------------------------------------------
99-2              Filed by John W. Rowe
99-3              Filed by Ruth Ann M. Gillis

--------------------------------------------------------------------------------
* Compensatory plan or arrangements in which directors or officers of the applicable registrant participate and which are not available to all employees.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 30th day of October, 2002.

                              EXELON CORPORATION

                              By: /S/ John W. Rowe
                                  ---------------------------
                              Name:  John W. Rowe
                              Title:  President and Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of October, 2002.

  Signature                          Title



/S/ John W. Rowe           President and Co-Chief Executive Officer and Director
John W. Rowe               (Co-Chief Executive Officer)

/S/ Ruth Ann M. Gillis     Senior Vice President and Chief Financial Officer
Ruth Ann M. Gillis         (Principal Financial and Accounting Officer)

This annual report has also been signed below by John W. Rowe and Randall E. Mehrberg, Attorneys-in-Fact, on behalf of the following Directors on the date indicated:

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

By:  /S/ John W. Rowe                                    October 30, 2002
     -------------------------------
Name:  John W. Rowe
Title:  President and Co-Chief Executive Officer

By:  /S/ Randall E. Mehrberg                             October 30, 2002
     -------------------------------
Name:  Randall E. Mehrberg
Title:  Senior Vice President and General Counsel

                                 CERTIFICATIONS
--------------------------------------------------------------------------------

     Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities and
                              Exchange Act of 1934


I, John W. Rowe certify that:


1. I have reviewed this amended report on Form 10-K/A of Exelon Corporation;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report;


Date: October 30, 2002


                                /s/ John W. Rowe
                          ----------------------------
                                  John W. Rowe
                                Chairman and CEO

     Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities and
                              Exchange Act of 1934
--------------------------------------------------------------------------------




I, Ruth Ann M. Gillis certify that:


1. I have reviewed this amended report on Form10-K/A of Exelon Corporation;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report;


Date: October 30, 2002


                             /s/ Ruth Ann M. Gillis
                          ----------------------------
                               Ruth Ann M. Gillis
                Senior Vice President and Chief Financial Officer