Form 10-Q/A
period 2002-09-30
EXELON CORP
filed 2002-11-01
CIK 1109357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File           Name of Registrant; State of Incorporation; Address of        IRS Employer
Number                    Principal Executive Offices; and Telephone Number             Identification Number
---------------------     ----------------------------------------------------------    ------------------------
1-16169                   EXELON CORPORATION                                            23-2990190
                          (a Pennsylvania corporation)
                          10 South Dearborn Street - 37th Floor
                          P.O. Box 805379
                          Chicago, Illinois 60680-5379
                          (312) 394-7398

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

         The number of shares outstanding of each registrant's common stock as of October 15, 2002 was as follows:

    Exelon   Corporation   Common  Stock,   without  par  value      322,984,742

                                        TABLE OF CONTENTS


                                                                                           Page No.
  Explanatory Note                                                                            3
  Forward-Looking Statements                                                                  3

  PART I.   FINANCIAL INFORMATION                                                             4
  ITEM 1.   FINANCIAL STATEMENTS                                                              4
                  Exelon Corporation
                           Consolidated Statements of Income and Comprehensive Income         5
                           Consolidated Statements of Cash Flows                              6
                           Consolidated Balance Sheets                                        7
                  Notes to Consolidated Financial Statements                                  9

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                 34

SIGNATURES                                                                                   37
CERTIFICATIONS                                                                               38

Explanatory Note

         Exelon Corporation is filing this amendment to correct two typographical errors in its Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 included in Item 1 of Part I of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. The amounts shown for Cash and Cash Equivalents at Beginning of Period and End of Period in that Statement were incorrect and should have been shown as $485 million and $461 million, respectively. The correct amounts for these items were shown in the attachments to Exelon's earnings press release issued on October 30, 2002. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

Forward-Looking Statements

         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those discussed herein as well as those listed in Note 8 of Notes to Consolidated Financial Statements, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" in Exelon Corporation's 2001 Annual Report, those discussed in "Risk Factors" in PECO Energy Company's Registration Statement on Form S-3, Reg. No. 333-99361, those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exelon Generation Company, LLC's Registration Statement on Form S-4, Reg. No. 333-85496, those discussed in "Risk Factors" in Commonwealth Edison Company's Registration Statement of Form S-3, Reg. No. 333-99363 and other factors discussed in filings with the Securities and Exchange Commission by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION

                                        EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                        (Unaudited)

                                                                   Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
(in millions, except per share data)                                   2002       2001           2002          2001
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                                   $4,370     $4,185         $  11,245  $  11,625

OPERATING EXPENSES
     Purchased Power                                                  1,233      1,249             2,543      2,634
     Purchased Power from Unconsolidated Affiliate                      104         26               220         48
     Fuel                                                               373        356             1,233      1,455
     Operating and Maintenance                                        1,114      1,101             3,252      3,293
     Depreciation and Amortization                                      345        369             1,012      1,109
     Taxes Other Than Income                                            201        172               568        493
---------------------------------------------------------------------------------------------------------------------
         Total Operating Expense                                      3,370      3,273             8,828      9,032
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                      1,000        912             2,417      2,593
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                  (249)      (283)             (739)      (864)
     Distributions on Preferred Securities of Subsidiaries              (11)       (11)              (34)       (34)
     Equity in Earnings of Unconsolidated Affiliates, net                92         52               114         77
     Other, net                                                          16        (51)              239         48
---------------------------------------------------------------------------------------------------------------------
         Total Other Income and Deductions                             (152)      (293)             (420)      (773)
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                           848        619             1,997      1,820
INCOME TAXES                                                            297        243               724        742
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
   ACCOUNTING PRINCIPLES                                                551        376             1,273      1,078
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES (net of income taxes of ($90) and $8 for the nine
   months ended September 30, 2002 and 2001, respectively)               --         --              (230)        12
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              551        376             1,043      1,090
---------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
       SFAS 133 Transition Adjustment                                    --         --                --         44
       Cash Flow Hedge Fair Value Adjustment                            (28)        13              (109)       (17)
       Unrealized Gain (Loss) on Marketable Securities, net             (73)       (30)             (158)      (154)
       Interest in Other Comprehensive Income of
           Unconsolidated Affiliates                                    (20)        (3)              (21)        (1)
---------------------------------------------------------------------------------------------------------------------
         Total Other Comprehensive Income (Loss)                       (121)       (20)             (288)      (128)
---------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                           $  430     $  356         $     755    $   962
=====================================================================================================================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                      323        321               322        320
=====================================================================================================================
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                    324        323               324        323
=====================================================================================================================

EARNINGS PER AVERAGE COMMON SHARE:
     BASIC:
     Income Before Cumulative Effect of Changes in Accounting
           Principles                                                $  1.71    $  1.17        $    3.95    $  3.36
     Cumulative Effect of Changes in Accounting Principles               --         --             (0.71)      0.04
---------------------------------------------------------------------------------------------------------------------
     Net Income                                                      $  1.71    $  1.17        $    3.24    $  3.40
=====================================================================================================================

     DILUTED:
     Income Before Cumulative Effect of Changes in Accounting
           Principles                                                $  1.70    $  1.16        $    3.93    $  3.33
     Cumulative Effect of Changes in Accounting Principles               --         --             (0.71)      0.04
---------------------------------------------------------------------------------------------------------------------
     Net Income                                                      $  1.70    $  1.16        $    3.22    $  3.37
=====================================================================================================================

DIVIDENDS PER COMMON SHARE                                           $  0.44    $  0.42        $    1.32    $  1.40
=====================================================================================================================

                                       See Notes to Consolidated Financial Statements

                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                    Nine Months Ended September 30,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $   1,043           $ 1,090
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization, including nuclear fuel                                1,284             1,481
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)            230               (12)
       Net Gain on Sale of Investments (net of income taxes)                                 (199)               --
       Provision for Uncollectible Accounts                                                   107                95
       Deferred Income Taxes                                                                  293              (101)
       Deferred Energy Costs                                                                   50                21
       Equity in Earnings of Unconsolidated Affiliates, net                                  (114)              (77)
       Net Realized Losses on Nuclear Decommissioning Trust Funds                              32                90
       Other Operating Activities                                                             162               (76)
         Changes in Working Capital:
          Accounts Receivable                                                                (320)             (163)
          Inventories                                                                         (31)               41
          Accounts Payable, Accrued Expenses and Other Current Liabilities                     (6)              572
          Changes in Receivables and Payables to Unconsolidated Affiliates, net                46                --
          Other Current Assets                                                                 24                (4)
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows provided by Operating Activities                                             2,601             2,957
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                  (1,534)           (1,352)
     Acquisition of Generating Plants                                                        (443)               --
     Enterprises Acquisitions, net of cash acquired                                            --               (39)
     Proceeds from the Sale of Investments                                                    287                --
     Proceeds from Nuclear Decommissioning Trust Funds                                      1,184             1,077
     Investment in Nuclear Decommissioning Trust Funds                                     (1,330)           (1,128)
     Note Receivable from Unconsolidated Affiliate                                            (42)               --
     Other Investing Activities                                                                81              (143)
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Investing Activities                                                (1,797)           (1,585)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                               956             2,126
     Retirement of Long-Term Debt                                                          (1,946)           (1,433)
     Change in Short-Term Debt                                                                428              (957)
     Dividends on Common Stock                                                               (420)             (448)
     Change in Restricted Cash                                                                 81               125
     Proceeds from Employee Stock Plans                                                        64                52
     Contribution from Minority Interest of Consolidated Subsidiary                            43                --
     Redemption of Preferred Securities of Subsidiaries                                       (18)              (18)
     Other Financing Activities                                                               (16)               32
---------------------------------------------------------------------------------------------------------------------
Net Cash Flows used in Financing Activities                                                  (828)             (521)
---------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                         (24)              851

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              485               526
---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     461           $ 1,377
=====================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash Investing and Financing Activities:
Contribution of Land from Minority Interest of Consolidated Subsidiary                  $      12                --
Regulatory Asset Fair Value Adjustment                                                         --           $   347
Purchase Accounting Estimate Adjustments                                                       --           $    63


                                    See Notes to Consolidated Financial Statements


                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                    September 30,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                                          $     461         $     485
     Restricted Cash                                                                          291               372
     Accounts Receivable, net
         Customer                                                                           2,007             1,687
         Other                                                                                210               428
     Receivable from Unconsolidated Affiliate                                                  40                44
     Inventories, at average cost
         Fossil Fuel                                                                          189               222
         Materials and Supplies                                                               312               249
     Deferred Income Taxes                                                                    101                23
     Other                                                                                    300               272
---------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               3,911             3,782
---------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         14,926            13,781

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                                                      6,111             6,423
     Nuclear Decommissioning Trust Funds                                                    2,997             3,165
     Investments                                                                            1,665             1,623
     Goodwill, net                                                                          4,964             5,335
     Other                                                                                    662               708
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                                            16,399            17,254
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $  35,236         $  34,817
=====================================================================================================================


                                    See Notes to Consolidated Financial Statements

                                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)


                                                                                    September 30,      December 31,
(in millions)                                                                                2002              2001
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                                      $     788         $     360
     Long-Term Debt Due within One Year                                                     1,501             1,406
     Accounts Payable                                                                       1,304               964
     Accrued Expenses                                                                         942             1,182
     Other                                                                                    495               505
---------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                          5,030             4,417
---------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                             11,904            12,879

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                                  4,506             4,388
     Unamortized Investment Tax Credits                                                       305               316
     Nuclear Decommissioning Liability for Retired Plants                                   1,389             1,353
     Pension Obligation                                                                       315               334
     Non-Pension Postretirement Benefits Obligation                                           893               847
     Spent Nuclear Fuel Obligation                                                            854               843
     Other                                                                                    859               694
---------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                                       9,121             8,775
---------------------------------------------------------------------------------------------------------------------

PREFERRED SECURITIES OF SUBSIDIARIES                                                          595               613

MINORITY INTEREST OF CONSOLIDATED SUBSIDIARIES                                                 75                31

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                                           6,995             6,930
     Deferred Compensation                                                                     (1)               (2)
     Retained Earnings                                                                      1,830             1,200
     Accumulated Other Comprehensive Income (Loss)                                           (313)              (26)
---------------------------------------------------------------------------------------------------------------------
         Total Shareholders' Equity                                                         8,511             8,102
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  35,236         $  34,817
=====================================================================================================================


                                    See Notes to Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)

1. BASIS OF PRESENTATION
         The accompanying consolidated financial statements as of September 30, 2002 and for the three and nine months then ended are unaudited, but include all adjustments that Exelon Corporation (Exelon) considers necessary for a fair presentation of its financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2001 consolidated balance sheets were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles (GAAP). Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders' equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon in or incorporated by reference in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2001 and the Notes to Consolidated Financial Statements in Generation's Form S-4 registration statement No. 333-85496 declared effective on April 24, 2002 by the Securities and Exchange Commission (SEC), (Generation's Form S-4).

         The consolidated financial statements contained herein include the accounts of majority-owned subsidiaries after the elimination of intercompany transactions. Investments and joint ventures in which a 20% to 50% interest is owned and a significant influence is exerted are accounted for under the equity method of accounting. The proportionate interests in jointly owned electric utility plants are consolidated. Investments in which less than a 20% interest is owned are accounted for under the cost method of accounting. Exelon owns 100% of all significant consolidated subsidiaries, either directly or indirectly, except for ComEd of which Exelon owns 99%, InfraSource of which Exelon owns 95% and Southeast Chicago Energy Project, LLC of which Exelon owns 70% through Generation. Exelon has reflected the third-party interests in the above majority owned investments as minority interests in its Consolidated Statements of Cash Flows, Consolidated Balance Sheets and in Other, Net on the Consolidated Statements of Income and Comprehensive Income.


2. ADOPTION OF NEW ACCOUNTING PRINCIPLES
SFAS No. 141 and SFAS No. 142
         In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations" (SFAS No. 141), which requires that all business combinations be accounted for under the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 requires that unamortized negative goodwill related to pre-July 1, 2001 purchases be recognized as a change in accounting principle concurrent with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). At December 31, 2001, AmerGen Energy Company, LLC (AmerGen), an equity-method investee of Generation, had $43 million of negative goodwill, net of accumulated amortization, recorded on its balance sheet. Upon AmerGen's adoption of SFAS No. 141 in January 2002, Generation recognized its proportionate share of income of $22 million ($13 million, net of income taxes) as a cumulative effect of a change in accounting principle.

         Exelon, ComEd, PECO and Generation adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Other than goodwill, Exelon does not have significant other intangible assets recorded on its consolidated balance sheets. Under SFAS No. 142, goodwill is no longer subject to amortization, however, goodwill is subject to an assessment for impairment using a two-step fair value based test, the first step of which must be performed at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the goodwill to the fair value of the goodwill. If the fair value of goodwill is less than the carrying amount, an impairment loss is reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss is reflected as a cumulative effect of a change in accounting principle.

         As of December 31, 2001, Exelon's Consolidated Balance Sheets reflected approximately $5.3 billion in goodwill net of accumulated amortization, including $4.9 billion of net goodwill related to the October 20, 2000 merger of Unicom Corporation (Unicom), the former parent company of ComEd, and PECO (Merger) recorded on ComEd's Consolidated Balance Sheets, with the remainder related to acquisitions by Exelon Enterprises Company, LLC (Enterprises). The first step of the transitional impairment analysis indicated that ComEd's goodwill was not impaired but that an impairment did exist with respect to goodwill recorded in Enterprises' reporting units. Exelon's infrastructure services business (InfraSource), the energy services business (Exelon Services) and the competitive retail energy sales business (Exelon Energy) were determined to be those reporting units of Enterprises that had goodwill allocated to them. The second step of the analysis, which compared the fair value of each of Enterprises' reporting units' goodwill to the carrying value at December 31, 2001, indicated a total goodwill impairment of $357 million ($243 million, net of income taxes and minority interest). The fair value of the Enterprises' reporting units was determined using discounted cash flow models reflecting the expected range of future cash flow outcomes related to each of the Enterprises reporting units over the life of the investment. These cash flows were discounted to 2002 using a risk-adjusted discount rate. The impairment was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002.

         The changes in the carrying amount of goodwill by reportable segment (see Note 6 for further discussion of reportable segments) for the nine months ended September 30, 2002 are as follows:

                                                                          Energy
                                                                        Delivery      Enterprises             Total
---------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002                                          $   4,902        $     433         $   5,335
Impairment losses                                                             --             (357)             (357)
Settlement of pre-Merger income tax contingencies                             (7)              --                (7)
Merger severance adjustment                                                   (7)              --                (7)
---------------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2002                                       $   4,888        $      76         $   4,964
=====================================================================================================================

         The September 30, 2002, Energy Delivery goodwill relates to ComEd and the remaining Enterprises goodwill relates to the InfraSource and Exelon Services reporting units. Consistent with SFAS No. 142, the remaining goodwill will be reviewed for impairment on an annual basis, or more frequently if significant events occur that could indicate an impairment exists. ComEd and Enterprises plan to perform an impairment review in the fourth quarter of 2002. Such future review would be consistent with the review conducted related to the implementation of SFAS No. 142 (implementation review), which required estimates of numerous items with varying degrees of uncertainty, such as discount rates, terminal value earnings multiples, future revenue levels and estimated future expenditure levels for ComEd and Enterprises; load growth and the resolution of future rate proceedings for ComEd; and customer base and construction back logs for Enterprises. Significant changes from the assumptions used in the implementation review could possibly result in a future impairment loss. The Illinois legislation provides that reductions to ComEd's common equity resulting from goodwill impairments will not impact ComEd's earnings through 2006 under the earnings provisions of the legislation.

         The components of the net transitional impairment loss recognized in the first quarter of 2002 as a cumulative effect of a change in accounting principle are as follows:

Exelon
---------------------------------------------------------------------------------------------------------------------
Enterprises goodwill impairment (net of income taxes of $103 million)                                   $      (254)
Minority interest (net of income taxes of $4 million)                                                            11
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)                                     13
---------------------------------------------------------------------------------------------------------------------
Total cumulative effect of a change in accounting principle                                             $      (230)
=====================================================================================================================

Generation
---------------------------------------------------------------------------------------------------------------------
Elimination of AmerGen negative goodwill (net of income taxes of $9 million)
    recorded as cumulative effect of a change in accounting principle                                   $        13
---------------------------------------------------------------------------------------------------------------------

         The following tables set forth Exelon's net income and earnings per common share and ComEd's net income for the three and nine months ended September 30, 2002 and 2001, respectively, adjusted to exclude 2001 amortization expense related to goodwill that is no longer being amortized.

Exelon

                                                              Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                          2002              2001             2002              2001
---------------------------------------------------------------------------------------------------------------------
Reported income before cumulative effect
     of changes in accounting principles              $    551         $     376       $    1,273         $   1,078
Cumulative effect of changes in
     accounting principles                                  --                --             (230)               12
---------------------------------------------------------------------------------------------------------------------
Reported net income                                        551               376            1,043             1,090
Goodwill amortization                                       --                37               --               114
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                  $     551         $     413       $   1,043          $   1,204
---------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
    Reported income before cumulative effect
       of changes in accounting principles            $   1.71          $   1.17       $     3.95         $    3.36
    Cumulative effect of changes in
       accounting principles                                --                --            (0.71)             0.04
---------------------------------------------------------------------------------------------------------------------
    Reported net income                                   1.71              1.17             3.24              3.40
    Goodwill amortization                                   --              0.12               --              0.36
---------------------------------------------------------------------------------------------------------------------
    Adjusted net income                               $   1.71          $   1.29       $     3.24         $    3.76
---------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
    Reported income before cumulative effect
       of changes in accounting principles            $   1.70          $   1.16       $     3.93         $    3.33
    Cumulative effect of changes in
       accounting principles                                --                --            (0.71)             0.04
---------------------------------------------------------------------------------------------------------------------
    Reported net income                                   1.70              1.16             3.22              3.37
    Goodwill amortization                                   --              0.11               --              0.35
---------------------------------------------------------------------------------------------------------------------
    Adjusted net income                               $ 1.70           $    1.27       $     3.22         $    3.72
---------------------------------------------------------------------------------------------------------------------

ComEd
                                                              Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                          2002              2001             2002              2001
---------------------------------------------------------------------------------------------------------------------
Reported net income                                   $   215           $  178         $      576         $     507
Goodwill amortization                                       --              32                 --                97
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                   $   215           $  210         $      576         $     604
---------------------------------------------------------------------------------------------------------------------

Generation
         The cessation of the amortization of negative goodwill of AmerGen on January 1, 2002 did not have a material impact on Generation's reported net income for the three or nine months ended September 30, 2002.

EITF Issue 02-3
         Exelon and Generation early adopted the provision of Emerging Issues Task Force (EITF) Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3) issued by the FASB EITF in June 2002 that requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. Prior to the second quarter of 2002, revenues from trading activity were presented in Revenue and the energy costs related to energy trading were presented as either
Purchased Power or Fuel expense on Exelon and Generation's Consolidated Statements of Income. For comparative purposes, energy costs related to energy trading have been reclassified in prior periods to revenue to conform to the net basis of presentation required by EITF 02-3. For the three and nine months ended September 30, 2001, $93 million and $123 million of purchased power expense, respectively, and $7 million and $12 million of fuel expense, respectively, was reclassified and reflected as a reduction to revenue. The three months ended March 31, 2002 included $504 million of purchased power expense and $9 million of fuel expense that has been reclassified and reflected as a reduction to revenue in the nine months ended September 30, 2002.

SFAS No. 144
         In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Exelon, ComEd, PECO and Generation adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 establishes accounting and reporting standards for both the impairment and disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and its provisions are generally applied prospectively. The adoption of this statement had no effect on Exelon, ComEd, PECO or Generation's reported financial positions, results of operations or cash flows.

SFAS No. 145
         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4) and thus allows for only those gains or losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS No. 13) to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 had no effect on Exelon, ComEd, PECO or Generation's reported financial positions, results of operations or cash flows.

SFAS No. 133
         SFAS No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging
Activities" (SFAS No. 133) applies to all derivative instruments and requires that such instruments be recorded on the balance sheet either as an asset or a liability measured at their fair value through earnings, with special accounting permitted for certain qualifying hedges. On January 1, 2001, Exelon, ComEd, PECO, and Generation adopted SFAS No. 133. Generation recognized a non-cash gain of $12 million, net of income taxes, in earnings and deferred a non-cash gain of $4 million, net of income taxes, in accumulated other comprehensive income and

PECO deferred a non-cash gain of $40 million, net of income taxes, in accumulated other comprehensive income.


3.  ACQUISITIONS AND DISPOSITIONS
Acquisition of Generating Plants from TXU
         On April 25, 2002, Generation acquired two natural-gas and oil-fired plants from TXU Corp. (TXU) for an aggregate purchase price of $443 million. The purchase included the 893-megawatt Mountain Creek Steam Electric Station in Dallas and the 1,441-megawatt Handley Steam Electric Station in Fort Worth. The transaction included a purchased power agreement for TXU to purchase power during the months of May through September from 2002 through 2006. During the periods covered by the purchased power agreement, TXU will make fixed capacity payments, variable expense payments, and will provide fuel to Exelon in return for exclusive rights to the energy and capacity of the generation plants. Substantially all of the purchase price has been allocated to property, plant and equipment.

Sale of AT&T Wireless
         On April 1, 2002, Enterprises sold its 49% interest in AT&T Wireless PCS of Philadelphia, LLC to a subsidiary of AT&T Wireless Services for $285 million in cash. Enterprises recorded an after-tax gain of $116 million in other, net on the $84 million investment, which had been reflected in Deferred Debits and Other Assets on Exelon's Consolidated Balance Sheets.

Sithe New England Holdings Acquisition
         On June 26, 2002, Generation agreed to purchase Sithe New England Holdings, LLC (Sithe New England), a subsidiary of Sithe Energies Inc. (Sithe), and related power marketing operations in exchange for a $543 million note. In addition, Generation will assume various Sithe guarantees related to an equity contribution agreement between Sithe New England and Sithe Boston Generation
(Boston Generation), a project subsidiary of Sithe New England. The equity contribution agreement requires, among other things, that Sithe New England, upon the occurrence of certain events, contribute up to $38 million of equity for the purpose of completing the construction of two generating facilities. Boston Generation established a $1.2 billion credit facility in order to finance the construction of these two generating facilities. The approximately $1.1 billion expected to be outstanding under the facility at the transaction closing date, will be reflected on Exelon's Consolidated Balance Sheet. Sithe New England has provided security interests in and has pledged the stock of its other project subsidiaries to Boston Generation. If the closing conditions are satisfied, the transaction could be completed in November 2002.

         The purchase involves approximately 4,471 megawatts (MWs) of generation capacity, consisting of 1,670 MWs in operation and 2,421 MWs under construction, which would increase Generation's net assets by approximately $1.6 billion. Sithe New England's generation facilities are located primarily in Massachusetts.

         Generation is a 49.9% owner of Sithe and accounts for the investment as an unconsolidated equity investment. The Sithe New England purchase would not affect the accounting for Sithe as an equity investment. Separate from the Sithe New England transaction, Generation is subject to a Put and Call Agreement (PCA) that gives Generation the right to purchase (Call) the remaining 50.1% of Sithe, and gives the other Sithe shareholders the right to sell (Put) their interest to

Generation. If the Put option is exercised, Generation has the obligation to complete the purchase. The PCA provides that the Put and Call options become exercisable as of December 18, 2002 and expire in December 2005. The Sithe New England purchase is a separate transaction from the PCA in that it is intended to enable Generation to acquire only the Sithe assets that fit Generation's strategy, accelerate the realization of synergies, and reduce the amount of debt needed to finance the transaction.

         See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Exelon Corporation - for further discussion of the PCA.


4. REGULATORY ISSUES
        On June 1, 2001, ComEd filed with the Illinois Commerce Commission (ICC) to establish delivery service charges for residential customers in preparation for residential customer choice, which began in May 2002. The filing also updated delivery service charges for non-residential customers.

         On April 1, 2002, the ICC issued an interim order in ComEd's Delivery Services Rate Case. The interim order is subject to an audit of test year (2000) expenditures, including capital plant expenditures, with a final order to be issued in 2003. The order sets delivery rates for residential customers choosing a new retail electric supplier. The new rates became effective May 1, 2002 when residential customers became eligible to choose their supplier of electricity. Traditional bundled rates paid by customers that retain ComEd as their electricity supplier are not affected by this order. Bundled rates will remain frozen through 2006, as a result of the June 6, 2002 amendments to the Illinois Restructuring Act that extended the freeze on bundled rates for an additional two years. Delivery service rates for non-residential customers are not affected by the order. The potential revenue impact of the interim order is not expected to be material in 2002.

         On October 10, 2002, ComEd received the audit report on the audit of test year expenditures by the Liberty Consulting Group (Liberty), a consulting firm engaged by the ICC in conjunction with the audit of test year expenditures. Using the interim order as a starting point, Liberty recommends certain additional disallowances to test year expenditures and rate base levels, which, if ultimately approved by the ICC would result in lower residential delivery service charges and higher non-residential delivery service charges. The ICC will hold hearings on the Liberty audit report and responses from ComEd and other parties. A final decision is expected in the middle of 2003.

         ComEd intends to contest the Liberty audit findings in the reopened hearings and cannot currently determine what portion, if any, of the Liberty audit recommendations the ICC will accept. If the ICC ultimately determines that all or some portion of ComEd's distribution plant is not recoverable through rates, ComEd may be required to write-off some or all of the amount of its investment that the ICC determines is not recoverable. The estimated potential write-off, before income taxes, could be up to approximately $100 million if the Liberty audit recommendations were to be accepted by the ICC in their entirety. ComEd recorded a charge to earnings, before income taxes, of $12 million in the third quarter of 2002, representing the estimated minimum probable write-off exposure resulting from the audit findings.

         As permitted by the Pennsylvania Electric Competition Act, the Pennsylvania Department of Revenue calculated a 2002 Revenue Neutral Reconciliation (RNR) adjustment to the gross receipts tax rate in order to neutralize the impact of electric restructuring on its tax revenues. In January 2002, the Pennsylvania Public Utility Commission (PUC) approved the RNR adjustment to the gross receipts tax rate collected from customers. Effective January 1, 2002, PECO implemented the change in the gross receipts tax rate. The RNR adjustment increases the gross receipts tax rate, which will increase PECO's annual revenues and tax obligations by approximately $50 million in 2002. The RNR adjustment was under appeal. The case was remanded to the PUC and in August 2002, the PUC ruled that PECO is properly authorized to recover these costs.


5.  EARNINGS PER SHARE
         Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under Exelon's stock option plans considered to be common stock equivalents. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share (in millions):

                                                                         Three Months Ended        Nine Months Ended
                                                                               September 30,            September 30,
                                                                            2002        2001          2002       2001
---------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                            323         321           322        320
Assumed exercise of stock options                                              1           2             2          3
---------------------------------------------------------------------------------------------------------------------
Average diluted common shares outstanding                                    324         323           324        323
=====================================================================================================================

         Stock options not included in average common shares used in calculating diluted earnings per share due to their antidilutive effect were five million for the three and nine months ended September 30, 2002 and four million and one million for the three and nine months ended September 30, 2001, respectively.

6. SEGMENT INFORMATION
         Exelon operates in three business segments: energy delivery, generation and enterprises. Beginning in 2002, Exelon evaluates the performance of its business segments on the basis of net income. ComEd and PECO operate in one business segment, Energy Delivery. Exelon's segment information for the three months and nine months ended September 30, 2002 as compared to the same periods in 2001 and at September 30, 2002 and December 31, 2001 are as follows:

Three Months Ended September 30, 2002 as compared to Three Months Ended September 30, 2001

                                                                                      Corporate and
                                             Energy                                    Intersegment
                                           Delivery     Generation     Enterprises     Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------
Revenues(1):
    2002                                    $ 3,162        $ 2,213           $ 509        $ (1,514)        $ 4,370
    2001                                      2,970          2,191             529          (1,505)          4,185
Intersegment Revenues:
    2002                                      $  29        $ 1,463            $ 22        $ (1,514)         $   --
    2001                                         17          1,404              84          (1,505)             --
Operating Expenses(1):
    2002                                   $  2,350     $    2,026         $   494        $ (1,500)        $ 3,370
    2001                                      2,272          1,967             529          (1,495)          3,273
Net Income/(Loss)
    2002                                     $  370          $ 163            $ 15            $  3          $  551
    2001                                        280            140            (33)             (11)            376
-------------------------------------------------------------------------------------------------------------------


Nine Months Ended September 30, 2002 as compared to Nine Months Ended September 30, 2001

                                                                                      Corporate and
                                             Energy                                    Intersegment
                                           Delivery     Generation     Enterprises     Eliminations    Consolidated
--------------------------------------------------------------------------------------------------------------------
Revenues(2):
    2002                                    $ 7,973        $ 5,233         $ 1,475         $(3,436)        $ 11,245
    2001                                      7,903          5,403           1,742          (3,423)          11,625
Intersegment Revenues:
    2002                                      $  59        $ 3,309           $  72         $(3,440)          $   --
    2001                                         78          3,223             124          (3,425)              --
Operating Expenses(2):
    2002                                    $ 5,865        $ 4,844         $ 1,510        $ (3,391)         $ 8,828
    2001                                      5,833          4,798           1,794          (3,393)           9,032
Net Income/(Loss):
    2002                                     $  908         $  326          $(174)          $  (17)          $1,043
    2001                                        810            381            (63)             (38)           1,090
--------------------------------------------------------------------------------------------------------------------

Total Assets:
    September 30, 2002                     $ 26,584         $9,280          $1,310         $(1,938)        $ 35,236
    December 31, 2001                        26,365          8,145           1,790          (1,483)          34,817
--------------------------------------------------------------------------------------------------------------------

(1) $59 million and $58 million in utility taxes are included in the Revenues and Expenses for the three months ended September 30, 2002 and 2001, respectively, for ComEd. $64 million and $50 million in utility taxes are included in the Revenues and Expenses for the three months ended September 30, 2002 and 2001, respectively, for PECO.

(2) $157 million and $156 million in utility taxes are included in the Revenues and Expenses for the nine months ended September 30, 2002 and 2001, respectively, for ComEd. $157 million and $103 million in utility taxes are included in the Revenues and Expenses for the nine months ended September 30, 2002 and 2001, respectively, for PECO.


7.   FAIR VALUE OF FINANCIAL  ASSETS AND LIABILITIES
         During the three and nine months ended September 30, 2002 and 2001, Exelon recorded pre-tax gains and losses in other comprehensive income relating to mark-to-market (MTM) adjustments of contracts designated as cash flow hedges as follows:

                                                       ComEd         PECO     Generation     Enterprises    Exelon
---------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2002              $     (36)    $     --        $   (24)      $    4     $     (56)
Three months ended September 30, 2001                     --          (12)            84            9            81
Nine months ended September 30, 2002                     (42)          (1)          (132)          19          (156)
Nine months ended September 30, 2001                      --           (4)           (23)          11           (16)
---------------------------------------------------------------------------------------------------------------------

         During the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001, Generation recognized net MTM gains on non-trading energy derivative contracts not designated as cash flow hedges, in operating revenues as follows:

                                                                                                 2002          2001
---------------------------------------------------------------------------------------------------------------------
Three months ended September 30,                                                               $    1     $       7
Nine months ended September 30,                                                                    11            29
---------------------------------------------------------------------------------------------------------------------

         During the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001, Generation recognized net MTM gains and losses on energy trading contracts, in earnings as follows:

                                                                                                 2002          2001
---------------------------------------------------------------------------------------------------------------------
Three months ended September 30,                                                               $   --     $       4
Nine months ended September 30,                                                                   (13)           (2)
---------------------------------------------------------------------------------------------------------------------

         During the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, PECO reclassified other income in the Consolidated Statements of Income and Comprehensive Income, as a result of the discontinuance of cash flow hedges related to certain forecasted financing transactions that were no longer probable of occurring as follows:

                                                                                                 2002          2001
---------------------------------------------------------------------------------------------------------------------
Three months ended September 30,                                                               $   --     $      --
Nine months ended September 30,                                                                    --             6
---------------------------------------------------------------------------------------------------------------------

         As of September 30, 2002, deferred net gains/(losses) on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months are as follows:

                                                             ComEd      PECO   Generation    Enterprises    Exelon
---------------------------------------------------------------------------------------------------------------------
Net Gains (Losses) Expected to be Reclassified              $   (1)    $  15      $   (48)       $     5    $   (29)
---------------------------------------------------------------------------------------------------------------------

         Amounts in accumulated other comprehensive income related to interest rate cash flow hedges are reclassified into earnings when the forecasted interest payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs.

         During the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, Generation did not reclassify any amounts from accumulated other comprehensive income into earnings as a result of forecasted energy commodity transactions no longer being probable.

         Generation classifies investments in the trust accounts for decommissioning nuclear plants as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost bases for the securities held in these trust accounts.

                                                                                                 September 30, 2002
                                            -------------------------------------------------------------------------
                                                                           Gross            Gross
                                                     Amortized        Unrealized       Unrealized         Estimated
                                                          Cost             Gains           Losses        Fair Value
---------------------------------------------------------------------------------------------------------------------
Equity securities                                    $   1,754         $      59        $    (557)        $   1,256
Debt securities
    Government obligations                                 989                73               --             1,062
    Other debt securities                                  674                33              (28)              679
---------------------------------------------------------------------------------------------------------------------
Total debt securities                                    1,663               106              (28)            1,741
---------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                  $   3,417         $     165        $    (585)        $   2,997
=====================================================================================================================

         Unrealized gains and losses are recognized in Accumulated Depreciation and Accumulated Other Comprehensive Income in Generation's Consolidated Balance Sheet.

         For the three months ended September 30, 2002, proceeds from the sale of decommissioning trust investments and gross realized gains and losses on those sales were $295 million, $12 million and $21 million, respectively. For the nine months ended September 30, 2002, proceeds from the sale of decommissioning trust investments and gross realized gains and losses on those sales were $1,184 million, $43 million and $77 million, respectively.

         For the nine months ended September 30, 2002, net realized losses of $2 million were recognized in Accumulated Depreciation in Generation's Consolidated Balance Sheets and $32 million of net realized losses were recognized in Other Income and Deductions in Generation's Consolidated Statements of Income and Comprehensive Income. The available-for-sale securities held at September 30, 2002 have an average maturity of eight to ten years. The cost of these securities was determined on the basis of specific identification.


8. COMMITMENTS AND CONTINGENCIES
         For information regarding capital commitments, nuclear decommissioning and spent fuel storage, see the Commitments and Contingencies Note in the Consolidated Financial Statements of Exelon, ComEd and PECO for the year ended December 31, 2001 and Generation's S-4.

Environmental Liabilities
         Exelon has  identified  71 sites where  former  manufactured  gas plant
(MGP) activities have or may have resulted in actual site contamination. As of September 30, 2002, Exelon had accrued $150 million for environmental investigation and remediation costs that currently can be reasonably estimated, including $127 million for MGP investigation and remediation.

         As of September 30, 2002, ComEd had accrued $107 million (discounted) for environmental investigation and remediation costs that currently can be reasonably estimated. This reserve included $103 million for MGP investigation and remediation. The MGP reserve was increased by $17 million in the third quarter of 2002 as the result of a delay in implementing the ongoing remediation for a MGP site in Oak Park, Illinois.

         As of September 30, 2002, PECO had accrued $34 million (undiscounted) for environmental investigation and remediation costs that currently can be reasonably estimated, including $24 million for MGP investigation and remediation.

         As  of  September   30,  2002,   Generation   had  accrued  $9  million
(undiscounted) for environmental investigation and remediation cost, none of which relates to MGP investigation and remediation.

         Exelon, ComEd, PECO and Generation cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

Energy Commitments
         Exelon and Generation had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities, including Midwest Generation LLC (Midwest Generation), and others, including AmerGen, as expressed in the following table:

                             Net Capacity       Power Only           Power Only Purchases from  Transmission Rights
                            Purchases (1)            Sales            AmerGen  Non-Affiliates         Purchases (2)
---------------------------------------------------------------------------------------------------------------------
2002                            $     191        $     850           $     47       $     796           $        32
2003                                  597            1,954                261           1,467                    75
2004                                  642              944                315             744                    93
2005                                  357              231                489             212                    84
2006                                  329               92                494             177                     3
Thereafter                          4,150               22              2,003             901                    --
---------------------------------------------------------------------------------------------------------------------
Total                           $   6,266        $   4,093           $  3,609       $   4,297           $       287
---------------------------------------------------------------------------------------------------------------------

(1) Net Capacity Purchases includes Midwest Generation commitments as of October 2, 2002. On October 2, 2002, Generation notified Midwest Generation of its exercise of termination options under the existing Collins Generating Station (Collins) and Peaking Unit (Peaking) Purchase Power Agreements. Generation exercised its termination options on 1,727 MWs in 2003 and 2004. In 2003, Generation will take 1,778 MWs of option capacity under the Collins and Peaking Unit Agreements as well as 1,265 MWs of option capacity under the Coal Generation Purchase Power Agreement. Net capacity purchases in 2004 include 3,474 MWs of optional capacity from Midwest Generation. Net Capacity Purchases also include capacity sales to TXU under the purchase power agreement entered into in connection with the purchase of two generating plants in April 2002, which states that TXU will purchase the plant output from May through September from 2002 through 2006. The combined capacity of the two plants is 2,334 MWs.
(2) Transmission Rights Purchases include estimated commitments in 2004 and 2005 for additional transmission rights that will be required to fulfill firm sales contracts.

         Additionally, Generation has the following commitments.

         In connection with the 2001 corporate restructuring, ComEd entered into a purchase power agreement (PPA) with Generation under which Generation has agreed to supply all of ComEd's load requirements through 2004. Prices for this energy vary depending upon the time of day and month of delivery. During 2005 and 2006, ComEd's PPA is a partial requirements agreement under which ComEd will purchase all of its required energy and capacity from Generation, up to the available capacity of the nuclear generating plants formerly owned by ComEd and transferred to Generation. Under the terms of the PPA, Generation is responsible for obtaining any required transmission service. The PPA also specifies that prior to 2005, ComEd and Generation will jointly determine and agree on a market-based price for energy delivered under the PPA for 2005 and 2006. In the event that the parties cannot agree to market-based prices for 2005 and 2006 prior to July 1, 2004, ComEd has the option of terminating the PPA effective December 31, 2004. ComEd will obtain any additional supply required from market sources in 2005 and 2006, and subsequent to 2006, will obtain all of its supply from market sources, which could include Generation.

         In connection with the 2001 corporate restructuring, PECO entered into a PPA with Generation under which PECO obtains substantially all of its electric supply from Generation through 2010. Also, under the restructuring, PECO assigned its rights and obligations under various PPAs and fuel supply agreements to Generation. Generation supplies power to PECO from the transferred generation assets, assigned PPAs and other market sources.

         Under terms of the 2001 corporate restructuring, ComEd remits to Generation any amounts collected from customers for nuclear decommissioning. Under an agreement effective September 2001, PECO remits to Generation any amounts collected from customers for nuclear decommissioning.

Litigation
Exelon
         Securities Litigation. Between May 8 and June 14, 2002, several class action lawsuits were filed in the Federal District Court in Chicago asserting nearly identical securities law claims on behalf of purchasers of Exelon securities between April 24, 2001 and September 27, 2001 (Class Period). The complaints allege that Exelon violated Federal securities laws by issuing a series of materially false and misleading statements relating to its 2001 earnings expectations during the Class Period. The court consolidated the pending cases into one lawsuit and has appointed two lead plaintiffs as well as lead counsel.

         On October 1, 2002, the plaintiffs filed a consolidated amended complaint. In addition to the original claims, this complaint contains allegations of new facts and contains several new theories of liability. Exelon believes the lawsuit is without merit and is vigorously contesting this matter.

ComEd
         Chicago Franchise. In March 1999, ComEd reached a settlement agreement with the City of Chicago (Chicago) to end the arbitration proceeding between ComEd and Chicago regarding their January 1, 1992 franchise agreement. As part of the settlement agreement, ComEd and Chicago agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric services in Chicago. The settlement agreement provides that ComEd would be subject to liquidated damages if the projects are not completed by various dates, unless it was prevented from doing so by events beyond its reasonable control. In addition, ComEd and Chicago established an Energy Reliability and Capacity Account, into which ComEd paid $25 million during each of the years 1999 through 2001 and has conditionally agreed to pay $25 million at the end of 2002, to help ensure an adequate and reliable electric supply for Chicago.

         FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with FERC, alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On April 30, 2001, FERC issued an order granting rehearing in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. On June 29, 2001, FERC denied the customers' requests for rehearing of the order granting rehearing. In August 2001, each of the three wholesale municipal customers appealed the April 30, 2001 FERC order to the Federal circuit court, which consolidated the appeals for the purposes of briefing and decision.

         Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the state were premature, and the Illinois Supreme Court denied leave to appeal that ruling. Developers of both facilities have since filed amended complaints repeating their allegations that ComEd breached the contracts in question and requesting damages for such breach reflecting the state-subsidized rate to which the developers claim they were entitled under their contracts. These matters are in the discovery phase. ComEd is contesting each case.

         Service Interruptions. In August 1999, three class action lawsuits were filed against ComEd, and subsequently consolidated, in the Circuit Court of Cook County, Illinois seeking damages for personal injuries, property damage and economic losses related to a series of service interruptions that occurred in the summer of 1999. The combined effect of these interruptions resulted in over 168,000 customers losing service for more than four hours. Conditional class certification was approved by the court for the sole purpose of exploring settlement. ComEd filed a motion to dismiss the complaints. On April 24, 2001, the court dismissed four of the five counts of the consolidated complaint without prejudice and the sole remaining count was dismissed in part. On June 1, 2001, the plaintiffs filed a second amended consolidated complaint and ComEd has filed an answer. A portion of any settlement or verdict may be covered by insurance.

         Enron. As a result of Enron Corp.'s bankruptcy proceeding, ComEd has potential monetary exposure for 366 of its customer accounts that were served by Enron Energy Services (EES) as a billing agent. EES has rejected its contracts with these accounts, with the exception of approximately 100 accounts for which EES retains its billing agency. ComEd is working to ensure that customers know what amounts are owed to ComEd on accounts for which EES has been removed as billing agent, and has obtained updated billing addresses for these accounts. With regard to the accounts for which EES retains its billing agency, ComEd's total amount outstanding is not material. Because that amount is owed to ComEd by individual customers, it is not part of the bankrupt Enron's estate. The ICC has rescinded EES's authority to act as an alternative retail energy supplier in Illinois. However, EES never served as a supplier, as opposed to a billing agent, to any of ComEd's retail accounts.

Generation
         Godley Park District Litigation. On April 18, 2001, the Godley Park District filed suit in Will County Circuit Court against ComEd and Generation alleging that oil spills at Braidwood Station have contaminated the Park District's water supply. The complaint sought actual damages, punitive damages of $100 million and statutory penalties. The court dismissed all counts seeking punitive damages and statutory penalties, and the plaintiff has filed an amended complaint before the court. The amended complaint added counts under the Illinois Public Utility Act (PUA), which provides for statutory penalties and allows recovery of attorney's fees. On April 20, 2002, the Court denied ComEd and Generation's motion to dismiss the additional counts under the PUA. ComEd and Generation are contesting the liability and damages sought by the plaintiff. As a result of the 2001 corporate restructuring, Generation has responsibility for this matter.

         Cotter Corporation Litigation. During 1989 and 1991, actions were brought in Federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In 1994, a Federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions were settled or dismissed. In 1998, a jury verdict was rendered against Cotter in favor of 14 of the plaintiffs in the 1991 cases, totaling approximately $6 million in compensatory and punitive damages, interest and medical monitoring. On appeal, the Tenth Circuit Court of Appeals reversed the jury verdict, and remanded the case for new trial. These plaintiffs' cases were consolidated with the remaining 26 plaintiffs' cases, which had not been tried. The consolidated trial was completed on June 28, 2001. The jury returned a verdict against Cotter and awarded $16.3 million in various damages. On November 20, 2001, the District Court entered an amended final judgment that included an award of both pre-judgment and post-judgment interests, costs, and medical monitoring expenses that total $43.3 million. This matter is being appealed by Cotter in the Tenth Circuit Court of Appeals. Cotter is vigorously contesting the award.

         In November 2000, another trial involving a separate sub-group of 13 plaintiffs, seeking $19 million in damages plus interest was completed in Federal District Court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs, but awarded no damages for any personal injury or health claims, other than requiring Cotter to perform periodic medical monitoring at minimal cost. Cotter and the plaintiffs both appealed the verdict to the Tenth Circuit Court of Appeals.

         On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of these actions, as well as any liability arising in connection with the West Lake Landfill discussed in the next paragraph. In connection with Exelon's 2001 corporate restructuring, the responsibility to indemnify Cotter for any liability related to these matters was transferred by ComEd to Generation.

         The United States Environmental Protection Agency (EPA) has advised Cotter that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), is reviewing a draft feasibility study that recommends capping the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of remediation for the site are $10 million to $15 million. Once a final feasibility study is complete and a remedy selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Until an agreement is reached, Generation cannot predict its share of the costs.

         Real Estate Tax Appeals. Generation is involved in tax appeals regarding a number of its nuclear facilities, Limerick Generating Station (Montgomery County, PA), Peach Bottom Atomic Power Station (York County, PA), Quad Cities Station (Rock Island County, IL), and one of its fossil facilities, Eddystone (Delaware County, PA). Generation is also involved in the tax appeal for Three Mile Island (Dauphin County, PA) through AmerGen. Generation does not believe the outcome of these matters will have a material adverse effect on Generation's results of operations or financial condition.

General
         Exelon, ComEd, PECO and Generation are involved in various other litigation matters. The ultimate outcome of such matters, as well as the matters discussed above, while uncertain, are not expected to have a material adverse effect on their respective financial condition or results of operations.

Credit Contingencies
Generation
         Generation is a counterparty to Dynegy Inc. (Dynegy) in various energy transactions. In early July 2002, the credit ratings of Dynegy were downgraded by two credit rating agencies to below investment grade. As of September 30, 2002, Generation had a net receivable from Dynegy of approximately $7 million, and consistent with the terms of the existing credit arrangement, has received collateral in support of this receivable. Generation also has credit risk associated with Dynegy through Generation's equity investment in Sithe. Sithe is a 60% owner of the Independence generating station, a 1,040 MW gas-fired qualified facility that has an energy only long-term tolling arrangement with Dynegy, with a related financial swap arrangement. As of September 30, 2002, Sithe had recognized an asset on its balance sheet related to the fair value of the financial swap agreement with Dynegy that is marked-to-market under the terms of SFAS No. 133. If Dynegy is unable to fulfill the terms of this agreement, Sithe would be required to write-off the fair value asset, which Generation estimates would result in an approximate $22 million reduction in its equity earnings from Sithe, based on Generation's current 49.9% investment ownership in Sithe. Additionally, the future economic value of Sithe's investment in the Independence Station and AmerGen's purchased power arrangement with Illinois Power, a subsidiary of Dynegy, could be impacted by events related to Dynegy's financial condition.

9. MERGER-RELATED COSTS
         In association with the Merger, Exelon recorded certain reserves for restructuring costs. The reserves associated with PECO were charged to expense pursuant to EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"; while the reserves associated with Unicom were recorded as part of the application of purchase accounting and did not affect results of operations, consistent with EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

Exelon, PECO and Generation
         Merger costs charged to expense. PECO's merger-related costs charged to expense in 2000 were $248 million, consisting of $116 million for PECO employee costs and $132 million of direct incremental costs incurred by PECO in conjunction with the merger transaction. Direct incremental costs represent expenses directly associated with completing the Merger, including professional fees, regulatory approval and settlement costs, and settlement of compensation arrangements. Employee costs represent estimated severance costs and pension and postretirement benefits provided under Exelon's merger separation plans for eligible employees who are expected to be involuntarily terminated before December 2002 due to integration activities of the merged companies. Additional employee severance costs of $48 million, primarily related to PECO employees, were charged to operating and maintenance expense in 2001, and a $10 million reduction in the estimated liability related to Generation employees was recorded in operating and maintenance expense in the first quarter of 2002. Employee costs are being paid from the Exelon's pension and post-retirement benefit plans, except for certain benefits such as outplacement services, continuation of health care coverage and educational benefits. As of September 30, 2002 a liability of $7 million is reflected on Exelon's balance sheet for payment of these benefits, of which $2 million is reflected on PECO's balance sheet and $3 million is reflected on Generation's balance sheet.

         A total of 960 PECO positions are expected to be eliminated as a result of the merger, 274 of which related to generation, 230 of which related to PECO energy delivery and the remainder from the enterprises and corporate support areas of the company. As of September 30, 2002, 788 of the positions had been eliminated, of which 162 related to PECO energy delivery, and 181 related to generation and the remainder to enterprises and corporate support. The remaining positions are expected to be eliminated in the fourth quarter of 2002.

         Additionally, in the third quarter of 2000, approximately $20 million of closing costs and $8 million of stock compensation costs associated with Unicom were charged to expense.

Exelon, ComEd and Generation
         Merger Costs Included in Purchase Price Allocation. The purchase price allocation as of December 31, 2000 included a liability of $307 million for Unicom employee costs and liabilities of approximately $39 million for estimated costs of exiting various business activities of former Unicom activities that were not compatible with the strategic business direction of Exelon.

         During 2001, Exelon, ComEd and Generation finalized plans for consolidation of functions, including negotiation of an agreement with the International Brotherhood of Electrical Workers Local 15 regarding severance benefits to union employees. Also, in January of 2001, ComEd transferred a portion of its employee related liabilities to Generation, Enterprises and Business Services Company (BSC) as part of the corporate restructuring. In the third quarter of 2002, Exelon reduced its reserve by $12 million due to the elimination of identified positions through normal attrition, which did not require payments under Exelon's merger separation plans, and a determination that certain positions would not be eliminated by the end of 2002 as originally planned due to a change in certain business plans. The reduction in the reserve was recorded as a purchase price adjustment to goodwill. In 2001 and through September 30, 2002, Exelon, ComEd and Generation recorded adjustments to the purchase price allocation as follows:

Exelon

                                                                   Original           Adjustments          Adjusted
                                                                   Estimate       2001       2002       Liabilities
-----------------------------------------------------------------------------------------------------------------------
Employee severance payments                                       $     128   $     33    $   (10)        $     151 (a)
Other benefits                                                           21          9         (2)               28 (a)
-----------------------------------------------------------------------------------------------------------------------
Employee severance payments and other benefits                          149         42        (12)              179
Actuarially determined pension and postretirement costs                 158        (11)        --               147 (b)
-----------------------------------------------------------------------------------------------------------------------
Total Unicom employee cost                                        $     307     $   31    $   (12)        $     326
=======================================================================================================================

(a) The increase is a result of the identification in 2001 of additional positions to be eliminated, partially offset by the 2002 elimination of identified positions through normal attrition and changes in certain business plans.
(b) The reduction results from lower estimated pension and post retirement welfare benefits reflecting revised actuarial estimates.

         The following table provides a reconciliation of the reserve for employee severance and other benefits associated with the Merger:

---------------------------------------------------------------------------------------------------------------------
Adjusted employee severance and other benefits reserve                                                    $     179
Payments to employees (October 2000-June 2002)                                                                 (125)
Payments to employees (July 2002-September 2002)                                                                (10)
---------------------------------------------------------------------------------------------------------------------
Employee severance and other benefits reserve as of September 30, 2002                                    $      44
=====================================================================================================================

ComEd

                                                Original                              Adjustments          Adjusted
                                                Estimate          Transfer          2001     2002         Liabilities
------------------------------------------------------------------------------------------------------------------------
Employee severance payments                    $     128           $   (68)     $     17  $    (7)          $    70 (a)
Other benefits                                        21               (14)            8       (2)               13 (a)
------------------------------------------------------------------------------------------------------------------------
Employee severance payments
   and other benefits                                149               (82)           25       (9)               83
Actuarially determined pension
   and postretirement costs                          158               (82)           10       --                86 (b)
------------------------------------------------------------------------------------------------------------------------
Unicom employee cost - ComEd                   $     307           $  (164)     $     35  $    (9)          $   169
========================================================================================================================

(a) The increase is a result of the identification in 2001 of additional positions to be eliminated, partially offset by the 2002 elimination of identified positions through normal attrition and changes in certain business plans.
(b) The reduction results from lower estimated pension and post retirement welfare benefits reflecting revised actuarial estimates.

         The following table provides a reconciliation of ComEd's reserve for employee severance and other benefits associated with the Merger:

---------------------------------------------------------------------------------------------------------------------
Adjusted employee severance and other benefits reserve                                                    $      83
Payments to employees (October 2000-June 2002)                                                                  (54)
Payments to employees (July 2002-September 2002)                                                                 (5)
---------------------------------------------------------------------------------------------------------------------
Employee severance and other benefits reserve as of September 30, 2002                                    $      24
=====================================================================================================================

Generation

                                                                   Original           Adjustments          Adjusted
                                                                   Estimate       2001       2002       Liabilities
------------------------------------------------------------------------------------------------------------------------
Employee severance payments                                       $      45   $    (12)   $    (2)        $      31 (a)
Other benefits                                                            5          2         --                 7 (a)
------------------------------------------------------------------------------------------------------------------------
Employee severance payments and other benefits                           50        (10)        (2)               38
Actuarially determined pension and postretirement costs                  71        (25)        --                46 (b)
------------------------------------------------------------------------------------------------------------------------
Unicom employee cost - Generation                                 $     121     $  (35)   $    (2)        $      84
========================================================================================================================

(a) The increase is a result of the identification in 2001 of additional positions to be eliminated, partially offset by the 2002 elimination of identified positions through normal attrition and changes in certain business plans.

(b) The reduction results from lower estimated pension and post retirement welfare benefits reflecting revised actuarial estimates.

         The following table provides a reconciliation of the reserve for employee severance and other benefits associated with the Merger:

---------------------------------------------------------------------------------------------------------------------
Adjusted employee severance and other benefits reserve                                                    $      38
Payments to employees (October 2000-June 2002)                                                                  (26)
Payments to employees (July 2002-September 2002)                                                                 (3)
---------------------------------------------------------------------------------------------------------------------
Employee severance and other benefits reserve as of September 30, 2002                                    $       9
=====================================================================================================================

Exelon, ComEd and Generation
         The following table provides the status of the former Unicom positions identified to be eliminated as a result of the Merger:

                                                                 Corporate
                                                                   & Other         ComEd     Generation       Total
---------------------------------------------------------------------------------------------------------------------
Estimate at October 20, 2000                                           180         1,022          1,073       2,275
2001 adjustments (a)                                                   109           206           (197)        118
Total estimated positions to be eliminated                             289         1,228            876       2,393
Terminated employees (October 2000-June 2002)                         (241)         (648)          (699)     (1,588)
Terminated employees (July 2002-September 2002)                         (9)          (49)           (13)        (71)
Normal attrition                                                        (9)         (148)           (75)       (232)
Business plan changes (b)                                               (2)          (99)           (49)       (150)
---------------------------------------------------------------------------------------------------------------------
Remaining positions to be eliminated by the end of 2002                 28           284             40         352
=====================================================================================================================

(a) The increase is a result of the identification of additional positions to be eliminated in 2001.
(b) The reduction is due to a determination in the third quarter of 2002, that certain positions would not be eliminated by the end of 2002 as originally planned due to a change in certain business plans.

10.  LONG-TERM DEBT
ComEd
         On September 30, 2002, ComEd paid on maturity $200 million of variable rate senior notes due September 30, 2002.

         On September 16, 2002, ComEd paid on maturity $200 million of 7.375% First Mortgage Bonds, Series 85, due September 15, 2002. On September 16, 2002, ComEd also redeemed $200 million of 8.375% First Mortgage Bonds, Series 86, at a redemption price of 103.425% of the principal amount. These bonds had a maturity date of September 15, 2022.

         On June 13, 2002, ComEd issued $200 million of 6.15% First Mortgage Bonds, Series 98, due March 15, 2012. The $200 million bond issuance was a refinancing of the $200 million of 8.5% First Mortgage Bonds, Series 84 redeemed on July 15, 2002 at a redemption price of 103.915% of the principal amount. These redeemed bonds had a maturity date of July 15, 2022.

         In connection with the issuance of the $200 million of First Mortgage Bonds, ComEd settled a forward starting interest rate swap in the notional amount of $75 million resulting in a $1 million pre-tax loss recorded in other comprehensive income, which is being amortized over the expected remaining life of the related debt.

         On June 4, 2002, ComEd issued $100 million of Illinois Development Finance Authority floating-rate Pollution Control Revenue Refunding Bonds, Series 2002 due April 15, 2013. The $100 million bond issuance was used to redeem $100 million of 7.25% Illinois Development Finance Authority Pollution Control Revenue Refunding Bonds, Series 1991. These redeemed bonds had a maturity date of June 1, 2011.

         On March 21, 2002, ComEd redeemed $200 million of 8.625% First Mortgage Bonds, Series 81, at a redemption price of 103.84% of the principal amount. These bonds had a maturity date of February 1, 2022.

         On March 13, 2002, ComEd issued $400 million of 6.15% First Mortgage Bonds, Series 98, due March 15, 2012. This $400 million bond issuance refinanced other First Mortgage Bonds. In connection with the bond issuance, ComEd settled forward starting interest rate swaps in the aggregate notional amount of $375 million, resulting in a $9 million pre-tax loss recorded in other comprehensive income, which is being amortized over the expected remaining life of the related debt.

         During the nine months ended September 30, 2002, ComEd recorded prepayment premiums of $24 million and net unamortized premiums, discounts and debt issuance expenses of $3 million, associated with the early retirement of debt in 2002 that have been deferred by ComEd in regulatory assets and will be amortized to interest expense over the life of the related new debt issuance consistent with regulatory recovery.

PECO
         On September 23, 2002, PECO issued $225 million of 4.75% First and Refunding Mortgage Bonds, due October 1, 2012. This bond issuance repaid commercial paper that was used to pay at maturity $222 million of First and Refunding Mortgage Bonds with a weighted average interest rate of 7.30%. In connection with the issuance of the First and Refunding Mortgage Bonds, PECO settled forward starting interest rate swaps in the aggregate notional amount of $200 million resulting in a $5 million pre-tax loss recorded in other comprehensive income, which is being amortized over the expected remaining life of the related debt.


11. SALE OF ACCOUNTS RECEIVABLE
         PECO is party to an agreement, which expires in November 2005, with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. As of September 30, 2002, PECO had sold a $225 million interest in accounts receivable, consisting of a $164 million interest in accounts receivable that PECO accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" and a $61 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires cash, which would otherwise be received by PECO under this program, to be held in escrow until the requirement is met. At September 30, 2002, PECO met this requirement.


12. RELATED-PARTY  TRANSACTIONS
         Exelon's financial statements reflect related-party transactions with unconsolidated affiliates as reflected in the tables below.

                                                                            Three Months               Nine Months
                                                                     Ended September 30,       Ended September 30,
                                                                       2002         2001         2002          2001
---------------------------------------------------------------------------------------------------------------------
Purchased Power from AmerGen (1)                                  $     104     $     26     $    220     $      48
Interest Income from AmerGen (2)                                          1           --            2            --
Services Provided to AmerGen (3)                                         16           18           46            50
Services Provided to Sithe (4)                                           --           --            1            --
Services Provided by Sithe (5)                                            3           --            5            --
---------------------------------------------------------------------------------------------------------------------





                                                                      September 30, 2002          December 31, 2001
---------------------------------------------------------------------------------------------------------------------
Net Receivable from AmerGen (1,2,3)                                             $     42                  $      44
Net Payable to Sithe (4,5)                                                             3                         --
---------------------------------------------------------------------------------------------------------------------

(1) Generation has entered into PPAs dated December 18, 2001 and November 22, 1999 with AmerGen. Under the 2001 PPA, Generation has agreed to purchase from AmerGen all the energy from Unit No. 1 at Three Mile Island Nuclear Station from January 1, 2002 through December 31, 2014. Under the 1999 PPA, Generation has agreed to purchase from AmerGen all of the residual energy from Clinton Nuclear Power Station (Clinton), through December 31, 2002. Currently, the residual output approximates 29% of the total output of Clinton. In accordance with the terms of the AmerGen partnership agreement, the 1999 PPA will be extended through the end of the AmerGen partnership agreement.
 (2) In February 2002, Generation entered into an agreement to loan AmerGen up to $75 million at an interest rate equal to the 1-month London Interbank Offering Rate plus 2.25%. In July 2002, the limit of the loan agreement was increased to $100 million and the maturity date was extended to July 1, 2003. As of September 30 2002, the outstanding principal balance of the loan was $42 million.
 (3) Under a service agreement dated March 1, 1999, Generation provides AmerGen with certain operation and support services to the nuclear facilities owned by AmerGen. This service agreement has an indefinite term and may be terminated by Generation or AmerGen on 90 days notice. Generation is compensated for these services in an amount agreed to in the work order, which is not less than the higher of its fully allocated cost for performing each service or the market price for such service.
(4) Under a service agreement dated December 18, 2000, Generation provides certain engineering and environmental services for fossil fuels facilities owned by Sithe and for certain developmental projects. Generation is compensated for these services in the amount agreed to in the work order, but not less than the higher of fully allocated costs for performing such services or the market price.
(5) Under a service agreement dated December 18, 2000, Sithe provides Generation certain fuel and project development services. Sithe is compensated for these services in the amount agreed to in the work order, but not less than the higher of fully allocated costs for performing such services or the market price.

13.   NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" (SFAS No. 143). In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No.
146).

         SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Exelon expects to adopt SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. Adoption of SFAS No. 143 will change the accounting for the decommissioning of Generation's nuclear generating plants as well as certain other long-lived assets.

         As it relates to nuclear decommissioning, the effect of this cumulative adjustment will be to change the decommissioning liability to reflect the fair value of the decommissioning obligation at the balance sheet date. Additionally, the standard will require the accrual of an asset related to the decommissioning obligation, which will be amortized over the remaining lives of the plants. The net difference between the asset recognized and the liability recorded upon adoption of SFAS No. 143 will be charged to earnings and recognized as a cumulative effect of a change in accounting principle, net of expected regulatory recovery. The decommissioning liability to be recorded represents an obligation for the future decommissioning of the plants and, as a result, accretion expense will be accrued on this liability until such time as the obligation is satisfied.

         Currently, Generation records the obligation for decommissioning ratably over the lives of the plants. Exelon, ComEd, PECO and Generation are in the process of evaluating the impact of adopting SFAS 143 on their financial condition. Based on the current information and assumptions, Exelon estimates that the non-cash impact on 2003 earnings per share (EPS) to be up to a negative ten cents. However, if economic conditions change the assumptions, the EPS impact could be more or less than ten cents per share. Additionally, the adoption of the standard is expected to result in a large non-cash one-time cumulative effect of a change in accounting principle gain of at least $1.5 billion, after tax. Like the EPS impact, the one-time impact could change with a change in the assumptions or economic conditions. The final determination is in part a function of the Treasury bond rate at the time of the adoption of the standard. Additionally, although over the life of the plant the charges to earnings for the depreciation of the asset and the interest on the liability will be equal to the amounts that would have been recognized as decommissioning expense under the current accounting, the timing of those charges will change and in the near-term period subsequent to adoption, the depreciation of the asset and the interest on the liability is expected to result in an increase in expense.

         SFAS No. 146 requires that the liability for costs associated with exit or disposal activities be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


14. CHANGE IN ACCOUNTING ESTIMATE
Generation
         Effective April 1, 2001, Generation changed its accounting estimates related to the depreciation and decommissioning of certain generating stations. The estimated service lives were extended by 20 years for three nuclear stations, by periods of up to 20 years for certain fossil stations and by 50 years for a pumped storage station. Effective July 1, 2001, the estimated service lives were extended by 20 years for the remainder of Exelon's operating nuclear stations. These changes were based on engineering and economic feasibility studies performed by Generation considering, among other things, future capital and maintenance expenditures at these plants. The service life extension is subject to Nuclear Regulatory Commission (NRC) approval of an extension of existing NRC operating licenses, which are generally 40 years. The estimated annualized reduction in expense from the change is $132 million ($79 million, net of income taxes). As a result of the change, net income for the three months and nine months ended September 30, 2002 increased approximately

$37 million ($22 million, net of income taxes) and approximately $96 million ($58 million, net of income taxes), respectively.

ComEd
         Effective April 1, 2002, ComEd changed its accounting estimate related to the allowance for uncollectible accounts. This change was based on an independently prepared evaluation of the risk profile of ComEd's customer accounts receivable. As a result of the new evaluation, the allowance for uncollectible accounts reserve was reduced by $11 million in the second quarter of 2002.

         Effective July 1, 2002, ComEd has lowered its depreciation rates based on a new depreciation study reflecting its significant construction program in recent years, changes in and development of new technologies, and changes in estimated plant service lives since the last depreciation study. The annualized reduction in depreciation expense, based on December 31, 2001 plant balances, is estimated to be approximately $100 million ($60 million, net of income taxes). As a result of the change, net income for the three months and nine months ended September 30, 2002 increased approximately $24 million ($14 million, net of income taxes).


15.  SUBSEQUENT EVENTS
ComEd
         On October 15, 2002, ComEd paid at maturity $100 million of 9.17% medium-term notes due October 15, 2002.

PECO
         On October 9, 2002, PECO exchanged $250 million of 5.95% First and Refunding Mortgage Bonds, due November 1, 2011, for $250 million of 5.95% First and Refunding Mortgage Bonds, due November 1, 2011, which are registered under the Securities Act. The exchange bonds are identical to the outstanding bonds except for the elimination of certain transfer restrictions and registration rights pertaining to the outstanding bonds. PECO did not receive any cash proceeds from issuance of the exchange bonds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

       4.1 - Ninety-Ninth Supplemental Indenture dated as of September 15, 2002 to PECO Energy Company's First and Refunding Mortgage. (File No. 1-1401, Form 10-Q, Exhibit 4.1)

       4.2 - Ninety-Eighth Supplemental Indenture dated as of October 1, 2002 to PECO Energy Company's First and Refunding Mortgage. (File No. 1-1401, Form 10-Q, Exhibit 4.2)

       10.1 - Employment Agreement by and among Exelon Corporation, Exelon Generation Company, LLC and Oliver D. Kingsley, Jr. dated as of September 5, 2002. (File No. 1-16169, Form 10-Q, Exhibit 10.1)

         Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes - Oxley Act of 2002) as to the Amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2002 filed by the following officers for the following companies:

--------------------------------------------------------------------------------
       99.1 -     Filed by John W. Rowe for Exelon Corporation
       99.2 -     Filed by Ruth Ann M. Gillis for Exelon Corporation

(b) Reports on Form 8-K:

         Exelon, filed Current Reports on Form 8-K during the three months ended September 30, 2002 as follows:

   Date of Earliest
   Event Reported             Description of Item Reported
---------------------------------------------------------------------------------------------------------------------------------
   July 1, 2002               "ITEM 5. OTHER EVENTS"  filed by Exelon and  Generation,  regarding  Generation's  notification  to
                              Midwest Generation, LLC of its exercise of Generation's call option.

   July 16, 2002              "ITEM 5. OTHER EVENTS" filed by Exelon, ComEd, PECO and Generation,  reporting that Exelon's second quarter 2002 earnings results were expected to be higher than estimates.

   July 31, 2002              "ITEM 5. OTHER EVENTS" filed by Exelon,  ComEd,  PECO and  Generation,  reporting  Exelon's  second quarter 2002 earnings results and "ITEM 9. REGULATION FD DISCLOSURE"  filed by Exelon,  ComEd, PECO and Generation, regarding highlights of the Exelon Second Quarter Earnings Conference Call.

   August 6, 2002             "ITEM 9. REGULATION FD DISCLOSURE" filed by Exelon,  regarding  certifications of Exelon's principal executive officer and principal financial officer, as required by SEC Order No. 4-460.

   August 27, 2002            "ITEM 5. OTHER EVENTS" filed by Exelon and ComEd,  regarding a letter order from the Federal Energy
                              Regulatory  Commission  (FERC) related to the treatment of goodwill  associated with the generating assets  and power  marketing  business  that it  transferred  in January  2001 as part of  Exelon's corporate restructuring.

   September 3, 2002          "ITEM 5. OTHER  EVENTS" filed by Exelon and ComEd,  announcing  that ComEd will seek a rehearing of the  order  by  FERC  related  to the  treatment  of  goodwill  as a  part  of  Exelon's  corporate restructuring in January 2001.

   September 3, 2002          "ITEM 9. REGULATION FD DISCLOSURE" filed by Exelon,  ComEd and PECO, regarding Exelon's anticipated savings from its Cost Management Initiative at Energy Delivery.

   September 4, 2002          "ITEM 9.  REGULATION  FD  DISCLOSURE"  filed by  Exelon,  ComEd,  PECO and  Generation,  Oliver  D.
                              Kingsley,  Jr.,  Senior  Executive  Vice  President,  made a  presentation  at the Lehman  Brothers
                              Conference.  The exhibits  include the  presentation  slides and other  materials made available at the conference.



   September 4, 2002          "ITEM 5. OTHER EVENTS" filed by Exelon and Generation,  regarding Exelon's  announcement that it is in the  preliminary  stages of exploring  the  possibility  of selling its share of AmerGen  Energy
                              Company, LLC and "ITEM 9. REGULATION FD DISCLOSURE" filed by Exelon and Generation,  reporting that
                              Exelon does not intend, as part of its strategy, to own the international assets of Sithe.

   September 18, 2002         "ITEM 9.  REGULATION FD  DISCLOSURE"  filed by Exelon,  ComEd,  PECO and  Generation,  John W. Rowe,
                              Chairman and CEO, made a presentation at Merrill Lynch Global Power and Gas Leaders Conference.  The
                              exhibits include the presentation slides and other materials made available at the conference.

   September 18, 2002         "ITEM 9. REGULATION FD DISCLOSURE" filed by Exelon, ComEd, PECO and Generation, during the Power and
                              Gas Leaders Conference,  John W. Rowe commented on the third quarter earnings outlook,  the range of guidance for 2003 earnings and the status of Exelon's discussion with FERC and the SEC regarding the allocation of goodwill to ComEd's transmission and distribution business.

   September 19,  2002        "ITEM 5. OTHER EVENTS" filed by Exelon and ComEd,  related to their understanding that the Office of the Chief Accountant of the SEC will not object to the accounting treatment for goodwill.


   September 26,  2002        "ITEM 5. OTHER EVENTS" filed by Exelon and ComEd, related the letter received from FERC which states that FERC has no objection to ComEd's  determination that none of the goodwill was related to assets transferred to Generation.



------------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EXELON CORPORATION

/s/ John W. Rowe                                     /s/ Ruth Ann M. Gillis
-----------------------------                        ---------------------------
JOHN W. ROWE                                         RUTH ANN M. GILLIS
Chairman of the Board and                            Senior Vice President and
Chief Executive Officer                              Chief Financial Officer

/s/ Matthew F. Hilzinger
-----------------------------
MATTHEW F. HILZINGER
Vice President and Corporate Controller
(Principal Accounting Officer)

November 1, 2002

                                 CERTIFICATIONS
--------------------------------------------------------------------------------

       Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities
                            and Exchange Act of 1934

I, John W. Rowe certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Exelon Corporation;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

                                /s/ John W. Rowe
                        -------------------------------
                                  John W. Rowe
                Chairman of the Board and Chief Executive Officer

       Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities
                            and Exchange Act of 1934
--------------------------------------------------------------------------------

I, Ruth Ann M. Gillis certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Exelon Corporation;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002


                             /s/ Ruth Ann M. Gillis
                        -------------------------------
                               Ruth Ann M. Gillis
                Senior Vice President and Chief Financial Officer