Form 10-Q
period 2005-03-31
EXELON CORP; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON GENERATION CO LLC
filed 2005-04-26
CIK 1109357, 78100, 22606, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	Name of Registrant; State of Incorporation;	IRS Employer
Commission	Address of Principal Executive Offices; and	Identification
File Number	Telephone Number	Number

1-16169	EXELON CORPORATION (a Pennsylvania corporation) 10 South Dearborn Street – 37th Floor P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-7398	23-2990190
1-1839	COMMONWEALTH EDISON COMPANY (an Illinois corporation) 10 South Dearborn Street – 37th Floor P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-4321	36-0938600
1-1401	PECO ENERGY COMPANY (a Pennsylvania corporation) P.O. Box 8699 2301 Market Street Philadelphia, Pennsylvania 19101-8699 (215) 841-4000	23-0970240
333-85496	EXELON GENERATION COMPANY, LLC (a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348 (610) 765-6900	23-3064219
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.
      The number of shares outstanding of each registrant’s common stock as of March 31, 2005 was:

Exelon Corporation Common Stock, without par value	668,505,172
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,502
PECO Energy Company Common Stock, without par value	170,478,507
Exelon Generation Company, LLC	not applicable
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Exelon Corporation     Yes ☑          No ☐     Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC     Yes ☐          No ☑.

PAGE INTENTIONALLY LEFT BLANK

		Page No.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	109
	Exelon Corporation	109
Item 5.	Other Information	109
	Exelon Corporation	109
	Commonwealth Edison Company	109
	Exelon Generation Company, LLC	109
Item 6.	Exhibits	111
SIGNATURES		115
	Exelon Corporation	115
	Commonwealth Edison Company	115
	PECO Energy Company	116
	Exelon Generation Company, LLC	116
Supplemental Indentures to Commonwealth Edison Mortgage
Certification by John W. Rowe for Exelon Corporation
Certification by John F. Young for Exelon Corporation
Certification by J. Barry Mitchell for Exelon Corporation
Certification by John L. Skolds for Commonwealth Edison Company
Certification by J. Barry Mitchell for Commonwealth Edison Company
Certification by John L. Skolds for PECO Energy Company
Certification by J. Barry Mitchell for PECO Energy Company
Certification by John L. Skolds for Exelon Generation Company, LLC
Certification by J. Barry Mitchell for Exelon Generation Company, LLC
Certification by John W. Rowe for Exelon Corporation
Certification by John F. Young for Exelon Corporation
Certification by J. Barry Mitchell for Exelon Corporation
Certification by John L. Skolds for Commonwealth Edison Company
Certification by J. Barry Mitchell for Commonwealth Edison Company
Certification by John L. Skolds for PECO Energy Company
Certification by J. Barry Mitchell for PECO Energy Company
Certification by John L. Skolds for Exelon Generation Company, LLC
Certification by J. Barry Mitchell for Exelon Generation Company, LLC

FILING FORMAT
      This combined Form 10-Q is being filed separately by Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd), PECO Energy Company (PECO) and Exelon Generation Company, LLC (Generation) (collectively, the Registrants). Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.
FORWARD-LOOKING STATEMENTS
      Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed herein, as well as the items discussed in (a) the Registrants’ 2004 Form 10-K — ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Outlook and the Challenges in Managing Our Business for each of Exelon, ComEd, PECO and Generation, (b) the Registrants’ 2004 Form 10-K — ITEM 8. Financial Statements and Supplementary Data: Exelon — Note 20, ComEd — Note 15, PECO — Note 14 and Generation — Note 16 and (c) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
WHERE TO FIND MORE INFORMATION
      The public may read and copy any reports or other information that the Registrants file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the web site maintained by the SEC at www.sec.gov and Exelon’s website at www.exeloncorp.com. Information contained on Exelon’s web site shall not be deemed incorporated into, or to be a part of, this Report.

PAGE INTENTIONALLY LEFT BLANK

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

EXELON CORPORATION
EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004
(In millions, except per share data)
Operating revenues	$3,561	$3,635
Operating expenses
Purchased power	568	573
Fuel	622	822
Operating and maintenance	949	979
Depreciation and amortization	319	301
Taxes other than income	172	189

Total operating expenses	2,630	2,864

Operating income	931	771

Other income and deductions
Interest expense	(106)	(128)
Interest expense to affiliates	(84)	(93)
Distributions on preferred securities of subsidiaries	(1)	(1)
Equity in losses of unconsolidated affiliates	(36)	(24)
Other, net	30	32

Total other income and deductions	(197)	(214)

Income from continuing operations before income taxes and minority interest	734	557
Income taxes	227	159

Income from continuing operations before minority interest	507	398
Minority interest	—	(1)

Income from continuing operations	507	397
Discontinued operations
Loss from discontinued operations (net of income taxes of ($1) and ($8), respectively)	(1)	(14)
Gain (loss) on disposal of discontinued operations (net of income taxes of $4 and ($2), respectively)	15	(3)

Income (loss) on discontinued operations	14	(17)

Income before cumulative effect of a change in accounting principle	521	380
Cumulative effect of a change in accounting principle (net of income taxes of $22)	—	32

Net income	521	412

Other comprehensive loss, net of income taxes
Minimum pension liability	2	—
Change in net unrealized loss on cash-flow hedges	(101)	(193)
Foreign currency translation adjustment	(1)	2
Unrealized loss (gain) on marketable securities	(15)	40

Total other comprehensive loss	(115)	(151)

Total comprehensive income	$406	$261

Average shares of common stock outstanding — Basic	666	659

Average shares of common stock outstanding — Diluted	675	665

Earnings per average common share — Basic:
Income from continuing operations	$0.76	$0.60
Discontinued operations	0.02	(0.02)

Income before cumulative effect of a change in accounting principle	0.78	0.58
Cumulative effect of a change in accounting principle	—	0.05

Net income	$0.78	$0.63

Earnings per average common share — Diluted:
Income from continuing operations	$0.75	$0.59
Discontinued operations	0.02	(0.02)

Income before cumulative effect of a change in accounting principle	0.77	0.57
Cumulative effect of a change in accounting principle	—	0.05

Net income	$0.77	$0.62

Dividends per common share	$0.400	$0.275

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$521	$412
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	478	445
Other decommissioning-related activities	(13)	13
Cumulative effect of a change in accounting principle (net of income taxes)	—	(32)
Deferred income taxes and amortization of investment tax credits	634	40
Provision for uncollectible accounts	12	23
Equity in losses of unconsolidated affiliates	36	24
Loss (gain) on sales of investments and wholly owned subsidiaries	(19)	3
Net realized gains on nuclear decommissioning trust funds	(1)	(3)
Other non-cash operating activities	(2)	(7)
Changes in assets and liabilities:
Accounts receivable	101	50
Inventories	74	71
Other current assets	(201)	(113)
Accounts payable, accrued expenses and other current liabilities	(230)	(174)
Income taxes	(344)	180
Net realized and unrealized mark-to-market and hedging transactions	(83)	34
Pension and non-pension postretirement benefits obligations	(1,962)	(93)
Other noncurrent assets and liabilities	(10)	(24)

Net cash flows (used in) provided by operating activities	(1,009)	849

Cash flows from investing activities
Capital expenditures	(489)	(437)
Proceeds from nuclear decommissioning trust fund sales	782	307
Investment in nuclear decommissioning trust funds	(834)	(378)
Proceeds from sales of investments and wholly owned subsidiaries, net of $32 of cash sold during the three months ended March 31, 2005	103	5
Proceeds from sales of long-lived assets	2	48
Acquisition of businesses	(97)	—
Investment in synthetic fuel-producing facilities	(28)	(8)
Change in restricted cash	(8)	70
Net cash increase from consolidation of Sithe Energies, Inc.	—	19
Other investing activities	3	3

Net cash flows used in investing activities	(566)	(371)

Cash flows from financing activities
Issuance of long-term debt	91	—
Retirement of long-term debt	(111)	(182)
Retirement of long-term debt to financing affiliates	(205)	(181)
Change in short-term debt	1,836	(10)
Payment on acquisition note payable to Sithe Energies, Inc.	—	(27)
Dividends paid on common stock	(267)	(181)
Proceeds from employee stock plans	103	106
Purchase of treasury stock	(8)	—
Other financing activities	(3)	3

Net cash flows provided by (used in) financing activities	1,436	(472)

Increase (decrease) in cash and cash equivalents	(139)	6
Cash and cash equivalents at beginning of period	499	493

Cash and cash equivalents at end of period	$360	$499

Supplemental cash flow information — Noncash investing and financing activities:
Consolidation of Sithe Energies, Inc. pursuant to FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”	$—	$85
See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$360	$499
Restricted cash and investments	78	60
Accounts receivable, net
Customer	1,533	1,649
Other	752	409
Mark-to-market derivative assets	579	403
Inventories, at average cost
Fossil fuel	155	230
Materials and supplies	313	312
Deferred income taxes	99	68
Other	473	296

Total current assets	4,342	3,926

Property, plant and equipment, net	21,413	21,482
Deferred debits and other assets
Regulatory assets	4,702	4,790
Nuclear decommissioning trust funds	5,207	5,262
Investments	808	804
Goodwill	4,696	4,705
Mark-to-market derivative assets	359	383
Other	881	1,418

Total deferred debits and other assets	16,653	17,362

Total assets	$42,408	$42,770

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$2,326	$490
Long-term debt due within one year	389	427
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	622	486
Accounts payable	1,235	1,255
Mark-to-market derivative liabilities	865	598
Accrued expenses	907	1,143
Other	496	483

Total current liabilities	6,840	4,882

Long-term debt	6,482	7,292
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	3,970	4,311
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes	4,971	4,488
Unamortized investment tax credits	272	275
Asset retirement obligation	4,039	3,981
Pension obligations	7	1,993
Non-pension postretirement benefits obligations	1,089	1,065
Spent nuclear fuel obligation	884	878
Regulatory liabilities	2,167	2,204
Mark-to-market derivative liabilities	411	323
Other	930	981

Total deferred credits and other liabilities	14,770	16,188

Total liabilities	32,607	33,218

Commitments and contingencies
Minority interest of consolidated subsidiaries	1	42
Preferred securities of subsidiaries	87	87
Shareholders’ equity
Common stock	7,757	7,598
Treasury stock, at cost	(90)	(82)
Retained earnings	3,607	3,353
Accumulated other comprehensive loss	(1,561)	(1,446)

Total shareholders’ equity	9,713	9,423

Total liabilities and shareholders’ equity	$42,408	$42,770

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other	Total
	Issued	Common	Treasury	Retained	Comprehensive	Shareholders’
(Dollars in millions,	Shares	Stock	Stock	Earnings	Loss	Equity
shares in thousands)
Balance, December 31, 2004	666,688	$7,598	$(82)	$3,353	$(1,446)	$9,423
Net income	—	—	—	521	—	521
Long-term incentive plan activity	4,504	159	—	—	—	159
Common stock purchases	—	—	(8)	—	—	(8)
Common stock dividends declared	—	—	—	(267)	—	(267)
Other comprehensive loss, net of income taxes of $(30)	—	—	—	—	(115)	(115)

Balance, March 31, 2005	671,192	$7,757	$(90)	$3,607	$(1,561)	$9,713

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004
(In millions)
Operating revenues
Operating revenues	$1,383	$1,325
Operating revenues from affiliates	3	11

Total operating revenues	1,386	1,336

Operating expenses
Purchased power	67	3
Purchased power from affiliate	753	530
Operating and maintenance	159	170
Operating and maintenance from affiliates	44	45
Depreciation and amortization	97	102
Taxes other than income	78	79

Total operating expenses	1,198	929

Operating income	188	407

Other income and deductions
Interest expense	(49)	(76)
Interest expense to affiliates	(25)	(30)
Equity in losses of unconsolidated affiliates	(4)	(3)
Interest income from affiliates	2	6
Other, net	4	3

Total other income and deductions	(72)	(100)

Income before income taxes	116	307
Income taxes	46	123

Net income	70	184

Other comprehensive loss, net of income taxes
Change in net unrealized loss on cash-flow hedges	(2)	—

Total other comprehensive loss	(2)	—

Total comprehensive income	$68	$184

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$70	$184
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	97	102
Deferred income taxes and amortization of investment tax credits	257	27
Provision for uncollectible accounts	6	10
Equity in losses of unconsolidated affiliates	4	3
Other non-cash operating activities	11	7
Changes in assets and liabilities:
Accounts receivable	18	24
Inventories	(1)	(1)
Other current assets	(4)	5
Accounts payable, accrued expenses and other current liabilities	(43)	(18)
Changes in receivables and payables to affiliates	47	(14)
Income taxes	(211)	32
Pension asset and non-pension postretirement benefits obligation	(785)	(48)
Other noncurrent assets and liabilities	(9)	(15)

Net cash flows (used in) provided by operating activities	(543)	298

Cash flows from investing activities
Capital expenditures	(184)	(177)
Changes in Exelon intercompany money pool contributions	207	179
Change in restricted cash	(2)	17
Other investing activities	—	6

Net cash flows provided by investing activities	21	25

Cash flows from financing activities
Issuance of long-term debt	91	—
Retirement of long-term debt	(91)	(176)
Retirement of long-term debt to ComEd Transitional Funding Trust	(97)	(93)
Dividends paid on common stock	(138)	(103)
Contributions from parent	834	31
Other financing activities	(2)	—

Net cash flows provided by (used in) financing activities	597	(341)

Increase (decrease) in cash and cash equivalents	75	(18)
Cash and cash equivalents at beginning of period	30	34

Cash and cash equivalents at end of period	$105	$16

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$105	$30
Restricted cash	2	—
Accounts receivable, net
Customer	671	726
Other	153	50
Inventories, at average cost	50	48
Deferred income taxes	15	—
Receivables from affiliates	12	10
Contributions to Exelon intercompany money pool	101	308
Other	28	24

Total current assets	1,137	1,196

Property, plant and equipment, net	9,563	9,463
Deferred debits and other assets
Investments	38	39
Investment in affiliates	48	52
Goodwill	4,696	4,705
Receivables from affiliates	1,393	1,443
Pension asset	949	156
Other	379	387

Total deferred debits and other assets	7,503	6,782

Total assets	$18,203	$17,441

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$272	$272
Long-term debt to ComEd Transitional Funding Trust due within one year	312	321
Accounts payable	211	196
Accrued expenses	395	589
Payable to affiliates	275	227
Customer deposits	99	93
Deferred income taxes	—	17
Other	37	49

Total current liabilities	1,601	1,764

Long-term debt	2,892	2,901
Long-term debt to ComEd Transitional Funding Trust	932	1,020
Long-term debt to other financing trusts	361	361
Deferred credits and other liabilities
Deferred income taxes	2,183	1,890
Unamortized investment tax credits	45	45
Non-pension postretirement benefits obligation	203	195
Payables to affiliates	19	17
Regulatory liabilities	2,167	2,204
Other	296	304

Total deferred credits and other liabilities	4,913	4,655

Total liabilities	10,699	10,701

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Preference stock	7	7
Other paid in capital	4,877	4,168
Receivable from parent	—	(125)
Retained earnings	1,034	1,102
Accumulated other comprehensive loss	(2)	—

Total shareholders’ equity	7,504	6,740

Total liabilities and shareholders’ equity	$18,203	$17,441

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

		Preferred					Accumulated
		and	Other	Receivable	Retained	Retained	Other	Total
	Common	Preference	Paid-In	from	Earnings	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Capital	Parent	Unappropriated	Appropriated	Loss	Equity
(In millions)
Balance, December 31, 2004	$1,588	$7	$4,168	$(125)	$—	$1,102	$—	$6,740
Net income	—	—	—	—	70	—	—	70
Repayment of receivable from parent	—	—	—	125	—	—	—	125
Capital contribution from parent	—	—	709	—	—	—	—	709
Appropriation of Retained Earnings for future dividends	—	—	—	—	(70)	70	—	—
Common stock dividends	—	—	—	—	—	(138)	—	(138)
Other comprehensive income, net of income taxes of $2	—	—	—	—	—	—	(2)	(2)

Balance, March 31, 2005	$1,588	$7	$4,877	$—	$—	$1,034	$(2)	$7,504

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004
(In millions)
Operating revenues
Operating revenues	$1,291	$1,235
Operating revenues from affiliates	4	4

Total operating revenues	1,295	1,239

Operating expenses
Purchased power	51	47
Purchased power from affiliate	381	349
Fuel	264	250
Fuel from affiliate	1	—
Operating and maintenance	109	111
Operating and maintenance from affiliates	25	23
Depreciation and amortization	136	125
Taxes other than income	54	58

Total operating expenses	1,021	963

Operating income	274	276

Other income and deductions
Interest expense	(13)	(14)
Interest expense to affiliates	(59)	(63)
Equity in losses of unconsolidated affiliates	(4)	(7)
Interest income from affiliates	1	—
Other, net	1	2

Total other income and deductions	(74)	(82)

Income before income taxes	200	194
Income taxes	71	62

Net income	129	132
Preferred stock dividends	1	1

Net income on common stock	$128	$131

Other comprehensive income, net of income taxes
Net income	$129	$132
Other comprehensive income (net of income taxes):
Change in net unrealized gain on cash-flow hedges	—	1
Unrealized gain on marketable securities	—	1

Total other comprehensive income	—	2

Total comprehensive income	$129	$134

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$129	$132
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	136	125
Deferred income taxes and amortization of investment tax credits	(19)	(31)
Provision for uncollectible accounts	6	10
Equity in losses of unconsolidated affiliates	4	7
Other non-cash operating activities	(3)	(4)
Changes in assets and liabilities:
Accounts receivable	(20)	(7)
Inventories	74	70
Deferred energy costs	35	30
Prepaid taxes	(158)	(141)
Other current assets	4	(3)
Accounts payable, accrued expenses and other current liabilities	(66)	(40)
Change in receivables and payables to affiliates, net	10	(6)
Income taxes	82	82
Pension asset and non-pension postretirement benefits obligation	(141)	6
Other noncurrent assets and liabilities	(1)	(13)

Net cash flows provided by operating activities	72	217

Cash flows from investing activities
Capital expenditures	(56)	(47)
Changes in Exelon intercompany money pool contributions	34	—
Change in restricted cash	(4)	(1)
Other investing activities	3	—

Net cash flows used in investing activities	(23)	(48)

Cash flows from financing activities
Retirement of long-term debt	(4)	—
Retirement of long-term debt to PECO Energy Transitional Trust	(108)	(88)
Change in short-term debt	36	35
Dividends paid on preferred and common stock	(116)	(91)
Contribution from parent	144	35
Other financing activities	—	2

Net cash flows used in financing activities	(48)	(107)

Increase in cash and cash equivalents	1	62
Cash and cash equivalents at beginning of period	74	18

Cash and cash equivalents at end of period	$75	$80

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$75	$74
Restricted cash	33	29
Accounts receivable, net
Customer	386	368
Other	30	34
Inventories, at average cost
Gas	44	117
Materials and supplies	9	10
Contributions to Exelon intercompany money pool	—	34
Deferred income taxes	28	24
Deferred energy costs	36	71
Prepaid taxes	159	1
Other	7	11

Total current assets	807	773

Property, plant and equipment, net	4,345	4,329
Deferred debits and other assets
Regulatory assets	4,702	4,790
Investments	22	22
Investment in affiliates	84	87
Receivables from affiliates	35	46
Pension asset	190	77
Other	6	9

Total deferred debits and other assets	5,039	5,031

Total assets	$10,191	$10,133

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Commercial paper	$36	$—
Long-term debt due within one year	42	46
Long-term debt to PECO Energy Transition Trust due within one year	310	165
Accounts payable	105	121
Accrued expenses	297	263
Payables to affiliates	156	146
Customer deposits	46	42
Other	5	11

Total current liabilities	997	794

Long-term debt	1,153	1,153
Long-term debt to PECO Energy Transition Trust	3,038	3,291
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes	2,817	2,834
Unamortized investment tax credits	19	19
Non-pension postretirement benefits obligation	291	319
Other	137	141

Total deferred credits and other liabilities	3,264	3,313

Total liabilities	8,636	8,735

Commitments and contingencies
Shareholders’ equity
Common stock	2,176	2,176
Preferred stock	87	87
Receivable from parent	(1,338)	(1,482)
Retained earnings	620	607
Accumulated other comprehensive income	10	10

Total shareholders’ equity	1,555	1,398

Total liabilities and shareholders’ equity	$10,191	$10,133

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Receivable		Other	Total
	Common	Preferred	from	Retained	Comprehensive	Shareholders’
	Stock	Stock	Parent	Earnings	Income	Equity
(In millions)
Balance, December 31, 2004	$2,176	$87	$(1,482)	$607	$10	$1,398
Net income	—	—	—	129	—	129
Common stock dividends	—	—	—	(115)	—	(115)
Preferred stock dividends	—	—	—	(1)	—	(1)
Repayment of receivable from parent	—	—	144	—	—	144
Other comprehensive income, net of income taxes of $(1)	—	—	—	—	—	—

Balance, March 31, 2005	$2,176	$87	$(1,338)	$620	$10	$1,555

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004
(In millions)
Operating revenues
Operating revenues	$885	$1,067
Operating revenues from affiliates	1,135	879

Total operating revenues	2,020	1,946

Operating expenses
Purchased power	450	522
Purchased power from affiliates	—	8
Fuel	358	568
Operating and maintenance	541	553
Operating and maintenance from affiliates	68	65
Depreciation and amortization	62	55
Taxes other than income	35	47

Total operating expenses	1,514	1,818

Operating income	506	128

Other income and deductions
Interest expense	(27)	(25)
Interest expense to affiliates	(2)	(1)
Equity in losses of unconsolidated affiliates	—	(2)
Other, net	18	19

Total other income and deductions	(11)	(9)

Income from continuing operations before income taxes and minority interest	495	119
Income taxes	191	46

Income from continuing operations before minority interest	304	73
Minority interest	—	(2)

Income from continuing operations	304	71
Discontinued operations
Loss from discontinued operations (net of income taxes of ($1)	—	(1)
Gain on disposal of discontinued operations (net of income taxes of $5)	16	—

Income (loss) on discontinued operations	16	(1)

Income before cumulative effect of a change in accounting principle	320	70
Cumulative effect of a change in accounting principle (net of income taxes of $22)	—	32

Net income	320	102

Other comprehensive loss, net of income taxes
Change in net unrealized loss on cash-flow hedges	(124)	(195)
Unrealized gain (loss) on marketable securities	(15)	39
Foreign currency translation adjustment	—	2

Total other comprehensive loss	(139)	(154)

Total comprehensive income (loss)	$181	$(52)

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended
	March 31,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$320	$102
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	220	199
Cumulative effect of a change in accounting principle (net of income taxes)	—	(32)
Other decommissioning-related activities	(5)	13
Gain on sale of investments	(21)	—
Deferred income taxes and amortization of investment tax credits	363	29
Equity in losses of unconsolidated affiliates	—	2
Net realized gains on nuclear decommissioning trust funds	(1)	(3)
Other non-cash operating activities	(7)	(8)
Changes in assets and liabilities:
Accounts receivable	59	(37)
Receivables and payables to affiliates, net	(58)	46
Inventories	4	—
Other current assets	(52)	21
Accounts payable, accrued expenses and other current liabilities	(58)	(133)
Income taxes	(66)	8
Net realized and unrealized mark-to-market and hedging transactions	(77)	28
Pension asset and non-pension postretirement benefits obligation	(855)	(29)
Other noncurrent assets and liabilities	(4)	(4)

Net cash flows (used in) provided by operating activities	(238)	202

Cash flows from investing activities
Capital expenditures	(247)	(213)
Proceeds from nuclear decommissioning trust fund sales	782	307
Investment in nuclear decommissioning trust funds	(834)	(378)
Acquisition of business	(97)	—
Proceeds from sale of wholly owned subsidiaries, net of $32 of cash sold	103	—
Net cash increase from consolidation of Sithe Energies, Inc. and Exelon Energy Company	—	24
Change in restricted cash	(2)	53
Other investing activities	(3)	55

Net cash flows used in investing activities	(298)	(152)

Cash flows from financing activities
Retirement of long-term debt	(1)	—
Change in short-term debt	—	165
Payment on acquisition note payable to Sithe Energies, Inc.	—	(27)
Changes in Exelon intercompany money pool borrowings	(246)	(190)
Distribution to member	(239)	(54)
Contribution from member	843	—
Other financing activities	—	(2)

Net cash flows provided by (used in) financing activities	357	(108)

Decrease in cash and cash equivalents	(179)	(58)
Cash and cash equivalents at beginning of period	263	158

Cash and cash equivalents at end of period	$84	$100

Supplemental cash flow information — Noncash investing and financing activities:
Consolidation of Sithe Energies, Inc. pursuant to FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”	$—	$85
Contribution of Exelon Energy Company from Exelon Corporation	—	(9)
See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$84	$263
Restricted cash and investments	4	26
Accounts receivable, net
Customer	455	525
Other	273	209
Mark-to-market derivative assets	579	403
Receivables from affiliates	386	332
Inventories, at average cost
Fossil fuel	111	112
Materials and supplies	253	255
Deferred income taxes	42	48
Other	197	148

Total current assets	2,384	2,321

Property, plant and equipment, net	7,357	7,536
Deferred debits and other assets
Nuclear decommissioning trust funds	5,207	5,262
Investments	111	103
Receivable from affiliate	11	11
Pension asset	1,022	199
Mark-to-market derivative assets	316	373
Other	111	633

Total deferred debits and other assets	6,778	6,581

Total assets	$16,519	$16,438

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
(In millions)
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Long-term debt due within one year	$12	$47
Accounts payable	844	856
Mark-to-market derivative liabilities	865	598
Payables to affiliates	38	42
Notes payable to affiliates	37	283
Accrued expenses	294	367
Other	253	223

Total current liabilities	2,343	2,416

Long-term debt	1,798	2,583
Deferred credits and other liabilities
Asset retirement obligation	4,038	3,980
Pension obligation	7	21
Non-pension postretirement benefits obligation	566	584
Spent nuclear fuel obligation	884	878
Deferred income taxes	663	506
Unamortized investment tax credits	208	210
Payable to affiliates	1,417	1,479
Mark-to-market derivative liabilities	407	323
Other	362	375

Total deferred credits and other liabilities	8,552	8,356

Total liabilities	12,693	13,355

Commitments and contingencies
Minority interest of consolidated subsidiary	2	44
Member’s equity
Membership interest	3,204	2,361
Undistributed earnings	842	761
Accumulated other comprehensive loss	(222)	(83)

Total Member’s equity	3,824	3,039

Total liabilities and Member’s equity	$16,519	$16,438

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Membership	Undistributed	Comprehensive	Member’s
	Interest	Earnings	Loss	Equity
(In millions)
Balance, December 31, 2004	$2,361	$761	$(83)	$3,039
Net income	—	320	—	320
Distribution to Member	—	(239)	—	(239)
Contribution from Member	843	—	—	843
Other comprehensive loss, net of income tax benefit of $41	—	—	(139)	(139)

Balance, March 31, 2005	$3,204	$842	$(222)	$3,824

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

1.	Basis of Presentation (Exelon, ComEd, PECO and Generation)
      Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the energy delivery and wholesale generation businesses discussed below (see Note 15 — Segment Information). The energy delivery businesses (Energy Delivery) include the purchase and regulated retail sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the purchase and retail sale of natural gas and related distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia. The generation business consists principally of the electric generating facilities and wholesale energy marketing operations of Exelon Generation Company, LLC (Generation), the competitive retail sales business of Exelon Energy Company and certain other generation projects. Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises) in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment.
      The consolidated financial statements of Exelon, ComEd, PECO and Generation each include the accounts of entities in which it has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and its proportionate interests in jointly owned utility plants, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies the registrant as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon, ComEd, PECO and Generation do not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost methods of accounting.
      In accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R), Exelon and Generation consolidated Sithe Energies, Inc. (Sithe), formerly a 50% owned subsidiary of Generation, as of March 31, 2004 and recorded income of $32 million (net of income taxes) as a result of the elimination of a guarantee of Sithe’s commitments previously recorded by Generation. This income was reported as a cumulative effect of a change in accounting principle in the first quarter of 2004. Generation sold its interest in Sithe on January 31, 2005. See Note 4 — Acquisitions and Dispositions for additional information.
      In May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2), which provided transition guidance for accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Prescription Drug Act). In the second quarter of 2004, Exelon early adopted the provisions of FSP FAS 106-2, resulting in a remeasurement of its postretirement benefit plans’ assets and accumulated postretirement benefit obligations (APBO) as of December 31, 2003. Previously reported historical financial information of Exelon, ComEd, PECO and Generation for the three months ended March 31, 2004 has been adjusted within this Form 10-Q to reflect the adoption of FSP FAS 106-2. See Note 1 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information.
      The accompanying consolidated financial statements as of March 31, 2005 and 2004 and for the three months then ended are unaudited but, in the opinion of the management of each of Exelon, ComEd, PECO and Generation, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The share and per-share amounts included in Exelon’s consolidated financial statements and combined notes to

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated financial statements have been adjusted for all periods presented to reflect a 2-for-1 stock split of Exelon’s common stock that was effected during the second quarter of 2004. See Note 12 — Earnings Per Share and Shareholders’ Equity for additional information regarding the stock split. The December 31, 2004 Consolidated Balance Sheets were taken from audited financial statements. These combined notes to consolidated financial statements do not include all disclosures required by GAAP. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders’ or Member’s equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation included in ITEM 8 of their 2004 Form 10-K.

2.	Discontinued Operations (Exelon and Generation)
      As discussed in Note 4 — Acquisitions and Dispositions, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, during 2003 and 2004 Exelon sold or wound down substantially all components of Enterprises, and Generation sold or wound down substantially all components of AllEnergy Gas & Electric Marketing LLC (AllEnergy), a business within Exelon Energy. As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three months ended March 31, 2005 within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Income and Comprehensive Income. In addition, the results of operations of Enterprises and AllEnergy have been presented as discontinued operations for the three months ended March 31, 2004 for comparative purposes. Results related to these entities were as follows:

Three Months Ended March 31, 2005	Sithe(a)	Enterprises(b)	Total

Total operating revenues	$30	$4	$34
Operating income (loss)	5	(2)	3
Income (loss) before income taxes and minority interest(c)	20	(4)	16

(a)	Includes Sithe’s results of operations from January 1, 2005 through January 31, 2005, which was the date of the sale. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.

(b)	Excludes certain investments.

(c)	Sithe includes a pre-tax gain on sale of $21 million.

Three Months Ended March 31, 2004	Enterprises(a)	AllEnergy	Total(b)

Total operating revenues	$90	$6	$96
Operating loss	(19)	(1)	(20)
Loss before income taxes and minority interest	(25)	(1)	(26)

(a)	Excludes certain investments.

(b)	In accordance with FIN 46-R, Exelon and Generation consolidated Sithe, formerly a 50% owned subsidiary of Generation, as of March 31, 2004. As Sithe was a nonconsolidated subsidiary during the three months ended March 31, 2004, Sithe’s results of operations were not included in discontinued operations for that period. See Note 1 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information regarding the adoption of FIN 46-R and resulting consolidation of Sithe.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	New Accounting Principles (Exelon, ComEd, PECO and Generation)

EITF 03-1
      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. Exelon has adopted the disclosure requirements of EITF 03-1 for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,’ ” which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. The EITF and the FASB are reconsidering the conclusions reached within EITF 03-1.

SFAS No. 151
      In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Exelon, ComEd, PECO and Generation are assessing the impact SFAS No. 151 will have on their consolidated financial statements.

SFAS No. 123-R
      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123-R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Exelon will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. Exelon has not elected to early adopt SFAS No. 123-R. In April 2005, the Securities and Exchange Commission (SEC) approved a rule that delayed the effective date of SFAS No. 123-R for public companies. As a result, SFAS No. 123-R will be effective for Exelon in the first quarter of 2006 and will apply to all of Exelon’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.
      In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123-R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. Exelon is assessing the impact SFAS No. 123-R and SAB No. 107 will have on its consolidated financial statements and which of three transition methods allowed by SFAS No. 123-R will be elected.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2005, Exelon accounted for its stock-based compensation plans under the intrinsic method prescribed by APB No. 25 and related interpretations and follows the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS No. 148). Accordingly, compensation expense for stock options recognized within the Consolidated Statements of Income and Comprehensive Income was insignificant for the three months ended March 31, 2005 and 2004. The tables below show the effect on net income and earnings per share for Exelon had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended
	March 31,

	2005	2004

Net income — as reported	$521	$412
Add: Stock-based compensation expense included in reported net income, net of income taxes	8	9
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes	(12)	(14)

Pro forma net income(a)	$517	$407

Earnings per share:
Basic earnings — as reported	$0.78	$0.63
Basic earnings — pro forma	$0.78	$0.62
Diluted earnings — as reported	$0.77	$0.62
Diluted earnings — pro forma	$0.77	$0.61

(a)	The fair value of options granted was estimated using a Black-Scholes option pricing model.
     The net income of ComEd, PECO and Generation for the three months ended March 31, 2005 and 2004 would not have been significantly affected had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123.

SFAS No. 153
      In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions’ ” (SFAS No. 153). Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for Exelon, ComEd, PECO and Generation in the third quarter of 2005 and earlier application is permitted for nonmonetary asset exchanges occurring after the issuance of SFAS No. 153. The provisions of SFAS No. 153 are applied prospectively. Exelon, ComEd, PECO and Generation are assessing the impact SFAS No. 153 will have on their consolidated financial statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 47
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 will be effective for Exelon, ComEd, PECO and Generation in the fourth quarter of 2005. Exelon, ComEd, PECO and Generation are assessing the impact of FIN 47, which could be material to the financial condition, results of operations and cash flows of the registrants.

4.	Acquisitions and Dispositions (Exelon and Generation)

Proposed Merger with PSEG (Exelon)
      On December 20, 2004, Exelon entered into an Agreement and Plan of Merger (Merger Agreement) with Public Service Enterprise Group Incorporated (PSEG), a holding company engaged through its subsidiaries in electric and gas utility businesses primarily located and serving customers in New Jersey, whereby PSEG will be merged with and into Exelon (Merger). Exelon has capitalized external costs associated with the Merger since the execution of the Merger Agreement on December 20, 2004. Total capitalized costs as of March 31, 2005 were $15 million. See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information.
      During the first quarter of 2005, Exelon filed petitions or applications for approval of the Merger with the Federal Energy Regulatory Commission (FERC) under the Federal Power Act, the United States Department of Justice under the Hart Scott Rodino Antitrust Improvements Act of 1976, the Pennsylvania Public Utility Commission (PUC), the New Jersey Board of Public Utilities (NJBPU), the United States Nuclear Regulatory Commission (NRC), the New York Public Service Commission, the Connecticut Siting Council, the New Jersey Department of Environmental Protection (NJDEP) and with the SEC under the Public Utility Holding Company Act.
      Approximately 50 intervenors, including governmental, consumer, industry and policy groups, have intervened to file objections in the proceedings before the FERC, and several of those parties have requested that the FERC hold hearings on the proposed Merger. In addition, various governmental, consumer and other parties have intervened, or are expected to intervene, in the proceedings before the NJBPU, the PUC and the other regulatory bodies. Approval of the Connecticut Siting Council was received on March 16, 2005. ComEd filed a notice of the Merger with the Illinois Commerce Commission (ICC) and the ICC’s general counsel confirmed that its formal approval of the Merger is not required.
      Other state and Federal agencies will have a role in reviewing various aspects of the transaction. Exelon expects to make these remaining filings in 2005. The closing of the Merger is dependent upon the receipt of all required approvals, including approval by the shareholders of both companies.

Sithe (Exelon and Generation)
      On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy). Prior to closing on the sale to Dynegy, subsidiaries of Generation received from Sithe approximately

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$65 million in cash distributions. As a result of the sale, Exelon and Generation deconsolidated from their balance sheets approximately $820 million of debt and were released from approximately $125 million of credit support. Dynegy acquired $32 million of cash as part of the sale of Sithe. Additionally, Exelon has recorded $53 million of liabilities related to certain indemnifications provided to Dynegy and other liabilities directly resulting from the transaction. These liabilities were taken into account in the final determination of the net gain on the sale of $21 million (before income taxes). See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further historical information regarding Generation’s investment in Sithe.
      Generation issued certain guarantees associated with income tax indemnifications to Dynegy in connection with the sale valued at approximately $8 million. These guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45). The exposures covered by these indemnities are anticipated to expire in the second half of 2005 and beyond. Generation also recorded additional liabilities associated with the sale transaction totaling $45 million. The estimated maximum possible exposure to Generation related to the guarantees provided as part of the sales transaction to Dynegy approximates $175 million.
      Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2005 and 2004 included the following financial results related to Sithe:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004(a)

Operating revenues	$30	$—
Operating income	5	—
Net income (loss)	16	(2)

(a)	Results during the three months ended March 31, 2004 represent Generation’s equity-method losses from Sithe prior to its consolidation on March 31, 2004. These equity-method losses are presented within income from continuing operations on the Consolidated Statements of Income and Comprehensive Income of Exelon and Generation
     Exelon’s and Generation’s Consolidated Balance Sheets as of December 31, 2004 included current assets, noncurrent assets, current liabilities and noncurrent liabilities, which were disposed of upon the sale of Sithe on January 31, 2005, of $57 million, $885 million, $106 million and $825 million, respectively.

Sale of Ownership Interest in Boston Generating, LLC (Exelon and Generation)
      On May 25, 2004, Exelon and Generation completed the sale, transfer and assignment of ownership of their indirect wholly owned subsidiary, Boston Generating, LLC (Boston Generating), which owns the companies that own the Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility. See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2004 included the following financial results related to Boston Generating:

Three Months
Ended
March 31, 2004

Operating revenues	$159
Operating loss	(31)
Net loss	(18)

5.	Regulatory Issues (Exelon, ComEd and PECO)

Exelon, ComEd and PECO
      Through and Out Rates/ SECA. In November 2004, the FERC issued two orders authorizing ComEd and PECO to recover amounts as a result of the elimination of through and out (T&O) rates for transmission service scheduled out of or across their respective transmission systems. T&O rates were terminated pursuant to FERC orders effective December 1, 2004. The new rates, known as Seams Elimination Charge/ Cost Adjustment/ Assignment (SECA), will be collected over a transitional period from December 1, 2004 through March 31, 2006, subject to refund and hearing. ComEd and PECO will also be required to pay SECA rates based on transmission service scheduled out of or across other utilities’ transmission systems during specified test years. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter.
      During 2004 prior to the termination of T&O rates, ComEd and PECO had net T&O collections of approximately $50 million and $3 million, respectively. As a result of the November 2004 FERC orders and potentials appeals, ComEd may see reduced net collections, and PECO may become a net payer of these charges. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $18 million of SECA collections net of SECA charges, including $13 million in the first quarter of 2005, while PECO has recorded $3 million of SECA charges net of SECA collections, including $2 million in the first quarter of 2005. Management of each of ComEd and PECO believes that appropriate reserves have been established in the event that such SECA collections are required to be refunded. However, as the above amounts collected under the SECA rates are subject to refund and the ultimate outcome of the proceeding establishing SECA rates is uncertain, the result of this proceeding may have a material adverse effect on ComEd’s and PECO’s financial condition, results of operations and cash flows.
      Illinois Procurement Filing. In 2004, the ICC initiated and conducted a workshop process to consider issues related to retail electric service in the post-transition period (i.e., post-2006). Issues addressed included utility wholesale generation supply procurement methodology, rates, competition and utility service obligations. All interested parties were invited to participate. The end result was a report from the ICC to the Illinois General Assembly that was generally supportive of utilities competitively procuring generation supply through a reverse-auction process with full recovery of the supply costs from retail customers. In the proposed reverse-auction model, qualified energy suppliers would compete in a transparent, fair and structured auction to provide energy to the utilities and their customers; winning bidders would provide the power needed at the price determined by the auction’s results; and the utilities would make no profit on the energy but would fully recover from customers the price of procurement. The ICC staff and an auction monitor will oversee the entire process to assure a fair bidding process.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 25, 2005, ComEd filed with the ICC seeking regulatory approval of tariffs that implement the methodologies supported by the report, including a proposal consistent with the reverse-auction process described above. In addition to the February 2005 filing, ComEd intends to make one or more additional filings during 2005 to begin the process to establish post-2006 retail rates, including rates for bundled service and delivery service rates. ComEd cannot predict the results of these regulatory processes nor the long-term impact of customer choice and customer service declarations on its results of operations.
      Merger-Related Filings. See Note 4 — Acquisitions and Dispositions for a further discussion of regulatory filings made in connection with the proposed Merger with PSEG.

6.	Intangible Assets (Exelon, ComEd and Generation)

Goodwill (Exelon and ComEd)
      As of March 31, 2005, Exelon and ComEd had recorded goodwill of approximately $4.7 billion. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. Exelon and ComEd will perform their annual goodwill impairment assessment in the fourth quarter of 2005. The changes in the carrying amount of goodwill for the period from January 1, 2005 to March 31, 2005 were as follows:

Balance as of January 1, 2005(a)	$4,705
Resolution of certain tax matters(b)	(9)

Balance as of March 31, 2005(a)	$4,696

(a)	Exelon’s goodwill balance at January 1 and March 31, 2005 is held at ComEd, which is included in the Energy Delivery segment. See Note 15 — Segment Information for further information regarding Exelon’s segments.

(b)	Adjustment related to income tax refund claims and interest thereon. See Note 13 — Commitments and Contingencies for further information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets (Exelon and Generation)
      Exelon’s and Generation’s other intangible assets, included in deferred debits and other assets, consisted of the following:

	March 31, 2005			December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Generation amortized intangible assets:
Energy purchase agreement(a)	$—	$—	$—	$384	$(27)	$357
Tolling agreement(a)	—	—	—	73	(5)	68
Other	—	—	—	6	(6)	—

Total Generation amortized intangible assets	—	—	—	463	(38)	425

Exelon amortized intangible assets:
Synthetic fuel investments(b)	264	(72)	192	264	(56)	208

Total Exelon amortized intangible assets	264	(72)	192	727	(94)	633

Exelon other intangible assets:
Intangible pension asset	171	—	171	171	—	171

Total Exelon intangible assets	$435	$(72)	$363	$898	$(94)	$804

(a)	See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for a description of Sithe’s intangible assets. These intangible assets were eliminated from the Consolidated Balance Sheets of Exelon and Generation upon the sale of Sithe on January 31, 2005. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.

(b)	See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for a description of Exelon’s right to acquire tax credits through investments in synthetic fuel-producing facilities. In addition, see Note 10 — Income Taxes.
     For the three months ended March 31, 2005 and 2004, amortization expense related to intangible assets was $20 million and $12 million, respectively, of which $4 million for Exelon and Generation has been reflected as a reduction in revenues in 2005 related to the energy purchase agreement and the tolling agreement. Exelon’s amortization expense related to intangible assets is expected to be in the range of $50 million to $75 million annually from 2005 through 2007 and is expected to be insignificant in 2008 and 2009.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt (Exelon, ComEd, PECO and Generation)

Commercial Paper
      Exelon, ComEd, PECO and Generation meet their short-term liquidity requirements primarily through the issuance of commercial paper. Exelon, ComEd, PECO and Generation had the following amounts of commercial paper outstanding at March 31, 2005 and December 31, 2004:

Borrower	March 31, 2005	December 31, 2004

Exelon Corporate	$290	$490
ComEd	—	—
PECO	36	—
Generation	—	—

Issuance of Short-Term Debt
      On March 7, 2005, Exelon entered into a $2 billion term loan agreement, which was fully borrowed as of March 31, 2005. The loan proceeds were used to fund discretionary contributions of $2 billion to Exelon’s pension plans, including contributions of $803 million, $109 million and $842 million by ComEd, PECO and Generation, respectively. To facilitate the contributions by ComEd, PECO and Generation, Exelon contributed the corresponding amounts to the capital of each company. Amounts outstanding under the term loan agreement bear interest at a variable rate determined, at Exelon’s option, by either the Base Rate or the Eurodollar Rate (as defined in the term loan agreement) plus an applicable margin and are due in full on December 1, 2005. The applicable weighted average interest rate as of March 31, 2005 was 3.40%. Exelon is required to use the proceeds from certain third-party financings to repay amounts outstanding under the term loan agreement and expects to repay the amount outstanding primarily with the proceeds from long-term debt financing that Exelon expects will be issued later this year.
      In addition, on April 1, 2005, Exelon entered into a $500 million term loan agreement that was subsequently fully borrowed to reduce the $2 billion term loan referenced above. See Note 18 — Subsequent Events for further discussion.

Issuance of Long-Term Debt
      During the three months ended March 31, 2005, the following long-term debt was issued:

		Interest
Company	Type	Rate	Maturity	Amount

ComEd	Pollution Control Revenue Bonds	Variable	March 1, 2017	$91

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Retirements and Redemptions
      During the three months ended March 31, 2005, the following debt was retired:

Company	Type	Interest Rate	Maturity	Amount

ComEd	Pollution Control Revenue Bonds	6.75%	March 1, 2015	$91
Exelon	Notes payable for investment in synthetic fuel-producing facilities	6.00 to 8.00%	January 2008	15
Other				5

Total retirements				$111

      Debt totaling approximately $820 million was eliminated from the Consolidated Balance Sheets of Exelon and Generation as a result of the sale of Sithe that occurred on January 31, 2005. See Note 4 — Acquisitions and Dispositions for further discussion regarding the sale of Sithe.
      During the three months ended March 31, 2005, ComEd made scheduled payments of $97 million related to its obligation to the ComEd Transitional Funding Trust, and PECO made scheduled payments of $108 million related to its obligation to PECO Energy Transition Trust (PETT).
      Prepayment premiums of $2 million and net unamortized premiums and debt issuances expenses of $3 million associated with the early retirement of debt in 2005 have been deferred in Exelon’s and ComEd’s regulatory assets and will be amortized to interest expense over the life of the related new debt issuance consistent with regulatory recovery.

Interest-Rate Swaps
      The fair values of Exelon’s and ComEd’s interest-rate swaps are determined using quoted exchange prices, external dealer prices and available market pricing curves. At March 31, 2005 and December 31, 2004, Exelon had $1,720 million and $440 million, respectively, of notional amounts of interest-rate swaps outstanding, of which $520 million and $240 million, respectively, was held by ComEd. The following table provides the fair values at March 31, 2005 and December 31, 2004 of interest-rate swaps outstanding at March 31, 2005:

	Notional			March 31, 2005	December 31, 2004
Company	Amount	Company Pays	Counterparty Pays	Fair Value	Fair Value

Fair-Value Hedges
ComEd	$240	3 Month LIBOR
		plus 1.12% – 1.60%	6.15%	$—	$9
Cash-Flow Hedges
Exelon	1,200	4.51% – 5.1%	3 Month LIBOR	42	2
ComEd	280	5.35% – 5.43%	3 Month LIBOR	(3)	—

Net deferred gains				$39	$11

8.	Severance Benefits (Exelon, ComEd, PECO and Generation)
      Exelon, ComEd, PECO and Generation provide severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee’s years of service with Exelon and compensation level. Exelon, ComEd, PECO and Generation account for their

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ongoing severance plans in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and accrue amounts associated with severance benefits that are considered probable and that can be reasonably estimated.
      The following table presents, by registrant, the net change in total positions expected to be eliminated during the three months ended March 31, 2005 and 2004 and the number of identified positions that have not been eliminated as of March 31, 2005:

				Exelon
	ComEd	PECO	Generation	Consolidated

Net change in positions expected to be eliminated during the three months ended March 31, 2005	(15)	8	(17)	(17)
Net change in positions expected to be eliminated during the three months ended March 31, 2004	9	32	63	46
Positions identified for elimination not eliminated as of March 31, 2005	199	17	61	331
      Exelon, ComEd, PECO and Generation based their estimates of the number of positions to be eliminated on each management’s current plans and their ability to determine the appropriate staffing levels to effectively operate the businesses. Exelon, ComEd, PECO and Generation may incur further severance costs if additional positions are identified for elimination. These costs will be recorded in the period in which the costs can be reasonably estimated.
      The following table presents total salary continuance severance costs (benefits), recorded as an operating and maintenance expense, for the three months ended March 31, 2005 and 2004:

			Energy			Exelon
Salary Continuance Severance	ComEd	PECO	Delivery	Generation	Other	Consolidated

Expense (income) recorded for three months ended March 31, 2005	$(1)	$1	$—	$(1)	$(1)	$(2)
Expense (income) recorded for three months ended March 31, 2004	—	5	5	(6)	2	1
      The following table provides a roll forward of the salary continuance severance obligations from January 1, 2005 through March 31, 2005 for Exelon, ComEd, PECO and Generation:

				Exelon
Salary Continuance Obligations	ComEd	PECO	Generation	Consolidated

Balance at January 1, 2005	$28	$7	$16	$69
Severance (benefits) charges recorded	(1)	1	(1)	(2)
Cash payments	(4)	(3)	(2)	(13)

Balance at March 31, 2005	$23	$5	$13	$54

9.	Retirement Benefits (Exelon, ComEd, PECO and Generation)
      Exelon’s defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amend-

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ment of FASB Statements No. 87, 88 and 106” (revised 2003). See Note 15 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information regarding defined benefit pension plans and postretirement welfare benefit plans sponsored by Exelon.
      Exelon made discretionary contributions of $2 billion to its pension plans during the first quarter of 2005, which was funded through a term loan agreement, as further described in Note 7 — Debt. Of the total contribution, ComEd, PECO and Generation contributed approximately $803 million, $109 million and $844 million, respectively. The ComEd and PECO contributions were fully funded by capital contributions from Exelon. The Generation contribution was primarily funded by capital contributions from Exelon and included $2 million from internally generated funds. Exelon does not anticipate making any additional contributions during the remainder of 2005.
      The following table presents the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2005 and 2004. The expected long-term rate of return on plan assets used to estimate 2005 pension benefit costs was 9.00%. The expected long-term rate of return on plan assets used to estimate the 2005 other postretirement benefit cost was 8.30%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

				Other
				Postretirement
	Pension Benefits			Benefits Three
	Three Months Ended			Months Ended
	March 31,			March 31,

	2005		2004	2005	2004(a)

Service cost	$38		$33	$23	$20
Interest cost	139		134	43	45
Expected return on assets	(192	)(b)	(154)	(24)	(23)
Amortization of:
Transition obligation (asset)	(1)		(1)	2	2
Prior service cost (benefit)	4		4	(22)	(19)
Actuarial loss	30		15	17	15

Net periodic benefit cost	$18		$31	$39	$40

(a)	Amounts have been restated to account for the reduction in net periodic postretirement benefit cost resulting from the adoption of FSP FAS 106-2. See Note 1 — Basis of Presentation for further information regarding the adoption of FSP FAS 106-2.

(b)	Increase in expected return on pension assets for the three months ended March 31, 2005 compared to 2004 was primarily attributable to discretionary pension contributions of $2 billion made during the first quarter of 2005.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents the allocation by registrant of Exelon’s pension and post-retirement benefit costs during the three months ended March 31, 2005 and 2004:

	Three Months
	Ended
	March 31,

Pension and Postretirement Benefit Costs(a)	2005	2004(b)

ComEd	$19	$24
PECO	6	8
Generation	24	31

(a)	Includes capital and operating and maintenance expense.

(b)	Amounts have been restated to account for the reduction in net periodic postretirement benefit cost resulting from the adoption of FSP FAS 106-2. See Note 1 — Basis of Presentation for further information regarding the adoption of FSP FAS 106-2.
     Exelon sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon matches a percentage of the employee contribution up to certain limits. The following table presents, by registrant, the matching contribution to the savings plans during the three months ended March 31, 2005 and 2004:

	Three Months
	Ended
	March 31,

Savings Plan Matching Contributions	2005	2004

Exelon	$14	$14
ComEd	4	4
PECO	2	2
Generation	7	7

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes (Exelon, ComEd, PECO and Generation)

Exelon
      Exelon’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months
	Ended
	March 31,

	2005	2004

U.S. Federal statutory rate	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.9	2.7
Synthetic fuel-producing facilities credit(a)	(7.4)	(7.8)
Low-income housing credit	—	(0.6)
Amortization of investment tax credit	(0.4)	(0.5)
Tax-exempt income	(0.4)	(0.5)
Qualified nuclear decommissioning trust fund income	0.4	0.8
Nontaxable employee benefits	(0.4)	(0.4	)(b)
Other	0.2	(0.2)

Effective income tax rate	30.9%	28.5%

(a)	See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

(b)	Amounts have been restated to account for the reduction in net periodic postretirement benefit cost resulting from the adoption of FSP FAS 106-2. See Note 1 — Basis of Presentation for further information regarding the adoption of FSP FAS 106-2.

ComEd
      ComEd’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months
	Ended
	March 31,

	2005	2004

U.S. Federal statutory rate	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.8	4.8
Amortization of regulatory asset	0.7	0.5
Amortization of investment tax credit	(0.7)	(0.2)
Nontaxable employee benefits	(0.6)	(0.1	)(a)
Other	0.5	0.1

Effective income tax rate	39.7%	40.1%

(a)	Amounts have been restated to account for the reduction in net periodic postretirement benefit cost resulting from the adoption of FSP FAS 106-2. See Note 1 — Basis of Presentation for further information regarding the adoption of FSP FAS 106-2.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO
      PECO’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months
	Ended
	March 31,

	2005	2004

U.S. Federal statutory rate	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	0.8	0.7
Plant basis differences	0.3	(1.0)
Amortization of investment tax credit	(0.3)	(0.3)
Nontaxable employee benefits	(0.2)	(0.2	)(a)
Other	(0.2)	(2.3)

Effective income tax rate	35.4%	31.9%

(a)	Amounts have been restated to account for the reduction in net periodic postretirement benefit cost resulting from the adoption of FSP FAS 106-2. See Note 1 — Basis of Presentation for further information regarding the adoption of FSP FAS 106-2.

Generation
      Generation’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months
	Ended
	March 31,

	2005	2004

U.S. Federal statutory rate	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.9	4.5
Tax-exempt income	(0.5)	(2.1)
Qualified nuclear decommissioning trust income	0.5	3.4
Amortization of investment tax credit	(0.3)	(1.0)
Nontaxable employee benefits	(0.2)	(0.9	)(a)
Other	(0.8)	(0.2)

Effective income tax rate	38.6%	38.7%

(a)	Amounts have been restated to account for the reduction in net periodic postretirement benefit cost resulting from the adoption of FSP FAS 106-2. See Note 1 — Basis of Presentation for further information regarding the adoption of FSP FAS 106-2.
     Investments in Synthetic Fuel-Producing Facilities. Exelon’s interests in synthetic fuel-producing facilities increased Exelon’s net income by $16 million and $14 million in the first quarters of 2005 and 2004,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. Tax credits generated by the production of synthetic fuel are subject to a phase-out provision that gradually reduces tax credits as the annual average wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase-out when the annual average wellhead price per barrel of domestic crude oil exceeded $51.35 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $64.47 per barrel. The 2005 phase-out range will be calculated using inflation rates published in 2006 by the Internal Revenue Service (IRS). If domestic crude oil prices remain high in 2005, the tax credits and net income generated by the investments may be reduced substantially and could result in an estimated after-tax non-operating loss of $70 million in the event the tax credits are completely phased out. In the first quarter of 2005, Generation entered into certain derivatives to hedge a portion of this commodity exposure in the normal course of its trading operations. In addition, Exelon has recorded an intangible asset related to its investments in these facilities with a net carrying value of $192 million at March 31, 2005 that could become impaired if domestic crude oil prices continue to increase in the future. The subsidiaries of Exelon that hold interests in the synthetic fuel-producing facilities are subject to debt obligations related to the purchase of the facilities that have a principal balance of $205 million as of March 31, 2005. The performance of those subsidiaries with respect to these debt obligations is not guaranteed by Exelon.
      1999 Sale of Fossil Generating Assets. Exelon, through ComEd, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of March 31, 2005, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. The 1999 income tax liability deferred as a result of these transactions was approximately $1.1 billion. As of March 31, 2005, a deferred tax liability of approximately $940 million related to the fossil plant sale is reflected on ComEd’s Consolidated Balance Sheets. Exelon’s and ComEd’s ability to continue to defer a portion of this liability depends on whether their treatment of a portion of the sales proceeds as having been received in connection with an involuntary conversion is proper pursuant to IRS regulations and interpretations. Exelon’s and ComEd’s ability to continue to defer the remainder of this liability may depend in part on whether their tax characterization of a lease transaction ComEd entered into in connection with the sale is proper pursuant to IRS regulations and interpretations. Exelon and ComEd understand that somewhat similar transactions entered into by other companies have been the subject of review and challenge by the IRS. It is presently unclear the extent to which any IRS challenge to such deferral would be successful. If the deferral was successfully challenged by the IRS, it could have a material adverse impact on Exelon’s and ComEd’s operating results.
      Changes in IRS interpretations of existing primary tax authority or challenges to ComEd’s positions could have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes current. Any required payments could be significant to the cash flows of Exelon and ComEd. Exelon’s and ComEd’s management believe Exelon’s and ComEd’s reserve for interest, which has been established in the event that such positions are not sustained, has been appropriately recorded in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5); however, the ultimate outcome of such matters could result in unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under IRS audit. Final resolution of this matter is not anticipated for several years.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Nuclear Decommissioning and Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)

Nuclear Decommissioning
      Generation, along with its wholly owned subsidiary, AmerGen Energy Company, LLC (AmerGen), have legal obligations to decommission its nuclear power plants following the expiration of their operating licenses. In accordance with SFAS No. 143, this obligation is reflected as an asset retirement obligation (ARO), which is classified as a noncurrent liability. Refer to Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for a full discussion of the accounting for nuclear decommissioning and nuclear decommissioning trust fund investments. In addition, see Note 16 — Related-Party Transactions for information regarding intercompany balances between Generation and ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations. The balances reflect the applicable accounting methodology; although it is expected that all decommissioning-related assets will ultimately be used to satisfy decommissioning obligations.
      The following table presents a roll forward of the ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from January 1, 2005 to March 31, 2005:

	Generation	Exelon

Asset retirement obligation at January 1, 2005	$3,980	$3,981
Liabilities disposed(a)	(3)	(3)
Accretion expense	64	64
Payments to decommission retired plants	(3)	(3)

Asset retirement obligation at March 31, 2005	$4,038	$4,039

(a)	The ARO of Sithe was removed from the balance sheet upon its sale on January 31, 2005.

Nuclear Decommissioning Trust Fund Investments
      At March 31, 2005 and December 31, 2004, Exelon and Generation had nuclear decommissioning trust fund investments in the amounts of $5,207 million and $5,262 million, respectively.
      At March 31, 2005, Exelon and Generation had gross unrealized gains of $567 million and gross unrealized losses of $82 million. The gross unrealized losses were comprised of $67 million related to trust accounts for the decommissioning of the former ComEd and PECO plants and $15 million primarily related to the trust accounts for the decommissioning of the AmerGen plants. At December 31, 2004, Exelon and Generation had gross unrealized gains of $626 million and gross unrealized losses of $44 million related to the nuclear decommissioning trust fund investments. The gross unrealized losses were comprised of $37 million related to trust accounts for the decommissioning of the former ComEd and PECO plants and $7 million primarily related to the trust accounts for the decommissioning of the AmerGen plants.

12.	Earnings Per Share and Shareholders’ Equity (Exelon)

Stock Split
      Exelon effected a 2-for-1 stock split of its common stock on May 5, 2004. The share and per-share amounts have been adjusted for all periods presented to reflect the stock split.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases
      During the three months ended March 31, 2005, Exelon repurchased 0.2 million shares of common stock from a retired executive for $8 million. These shares are held as treasury shares and are recorded at cost.

Earnings per Share
      Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares to be issued upon exercise of stock options outstanding under Exelon’s stock option plans considered to be common stock equivalents. The following table sets forth the computation of basic and diluted earnings per share and shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months
	Ended
	March 31,

	2005	2004

Income from continuing operations	$507	397
Discontinued operations	14	(17)

Income before cumulative effect of a change in accounting principle	521	380
Cumulative effect of a change in accounting principle	—	32

Net income	$521	$412

Average common shares outstanding — basic	666	659
Assumed exercise of stock options	9	6

Average common shares outstanding — diluted	675	665

Earnings per average common share — Basic:
Income from continuing operations	$0.76	$0.60
Discontinued operations	0.02	(0.02)

Income before cumulative effect of a change in accounting principle	$0.78	$0.58
Cumulative effect of a change in accounting principle	—	0.05

Net income	$0.78	$0.63

Earnings per average common share — Diluted:
Income from continuing operations	$0.75	$0.59
Discontinued operations	0.02	(0.02)

Income before cumulative effect of a change in accounting principle	$0.77	$0.57
Cumulative effect of a change in accounting principle	—	0.05

Net income	$0.77	$0.62

      The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 0.1 million and 1.2 million for the three months ended March 31, 2005 and 2004, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies (Exelon, ComEd, PECO and Generation)
      For information regarding capital commitments and nuclear decommissioning at December 31, 2004, see Notes 14 and 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K.

Energy Commitments
      At March 31, 2005, Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights did not change significantly from December 31, 2004, except for the following:

•	Power-only sales commitments of $395 million and minimum fuel purchase commitments of $217 million were eliminated after the sale of Sithe on January 31, 2005.

Commercial Commitments
      Exelon, ComEd, PECO and Generation’s commercial commitments as of March 31, 2005, representing commitments potentially triggered by future events did not change significantly from December 31, 2004, except for the following:

•	Letters of credit decreased $86 million, primarily as a result of the sale of Sithe. See Note 4 — Acquisitions and Dispositions for further discussion. Guarantees decreased $66 million, primarily as a result of the wind-down of Enterprises’ operations.

Environmental Liabilities
      Exelon, ComEd, PECO and Generation accrue amounts for environmental investigation and remediation costs that can be reasonably estimated, including amounts for manufactured gas plant (MGP) investigation and remediation. Exelon has identified 69 sites where former MGP activities have or may have resulted in actual site contamination. Of these 69 sites, the Illinois Environmental Protection Agency has approved the clean up of 4 sites and the Pennsylvania Department of Environmental Protection has approved the clean up of 9 sites. Pursuant to a PUC order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 14 — Supplemental Financial Information for further information regarding regulatory assets and liabilities. As of March 31, 2005 and December 31, 2004, Exelon, ComEd, PECO and Generation had accrued the following amounts for environmental liabilities:

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
March 31, 2005	Reserve	and Remediation(a)

Exelon	$123	$95
ComEd	60	54
PECO	47	41
Generation	16	—

(a)	Discounted.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
December 31, 2004	Reserve	and Remediation(a)

Exelon	$124	$96
ComEd	61	55
PECO	47	41
Generation	16	—

(a)	Discounted.
     Exelon, ComEd, PECO and Generation cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.
      Section 316(b) of the Clean Water Act. See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for information regarding Section 316(b) of the Clean Water Act.
      Cotter Corporation. See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for information regarding environmental matters associated with the Cotter Corporation.

Litigation

Exelon
      PJM Billing Dispute. In December 2004, Exelon filed a complaint against PJM Interconnection, LLC (PJM) and PPL Electric with the FERC alleging that PJM had overcharged Exelon from April 1998 through May 2003 as a result of a billing error. Specifically, the complaint alleges that PJM mistakenly identified PPL Electric’s Elroy substation transformer as belonging to Exelon and that, as a consequence, during times of congestion, Exelon’s bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric’s load. The complaint requests the FERC, among other things, to direct PPL Electric to refund to PJM $39.1 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to Exelon.
      On April 18, 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings. The FERC ruled that “. . .Exelon is entitled to reimbursement, but we set for hearing and settlement judge proceedings the issue of how much reimbursement Exelon is entitled to, including interest, and how much each party shall pay, based on each party’s responsibility for the erroneous charges.” The FERC Order requires the Chief Administrative Law Judge to appoint a settlement judge in this proceeding within fifteen days of the date of the Order. If the matter is not resolved through these settlement proceedings, the Chief Administrative Judge is required to send the matter to an evidentiary hearing.
      Exelon has not recorded any receivables associated with this matter.

ComEd
      Retail Rate Law. See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for information regarding the dismissal by the Illinois Appellate Court of claims filed by

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three developers of non-utility generating facilities against various Illinois officials alleging that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under Federal and state constitutions and against ComEd for a declaratory judgment that their rights under their contracts with ComEd were not affected by the amendment and for breach of contract. Related claims have been dismissed by the trial courts, and the time to seek reconsideration has passed. Accordingly, the dismissal is final and no longer subject to review.

PECO and Generation
      Real Estate Tax Appeals. PECO and Generation each have been challenging real estate taxes assessed on nuclear plants. PECO is involved in litigation in which it is contesting taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom) plants. Generation is involved in real estate tax appeals for 2000 through 2004, also regarding the valuation of its Limerick and Peach Bottom plants, Quad Cities Station (Rock Island County, IL), Three Mile Island Nuclear Station (Dauphin County, PA) (TMI) and Oyster Creek Nuclear Generating Station (Forked River, NJ). PECO and Generation have reached settlements with the taxing authorities over the Limerick real estate assessments for 1998 and 1999. In addition, Generation has reached a settlement with the taxing authorities over the TMI real estate assessment. As a result, PECO and Generation reduced their real estate tax reserve balances by $6 million and $6 million, respectively, in the first quarter of 2005.
      PECO and Generation believe their reserve balances for other exposures associated with real estate taxes as of March 31, 2005 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5. The ultimate outcome of such matters, however, could result in unfavorable or favorable adjustments to the consolidated financial statements of Exelon, PECO and Generation and such adjustments could be material.

Exelon, ComEd, PECO and Generation
      Exelon, ComEd, PECO and Generation are involved in various other litigation matters that are being defended and handled in the ordinary course of business. Exelon, ComEd, PECO and Generation maintain accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on the financial condition, results of operations or cash flows of Exelon, ComEd, PECO and Generation.

Income Tax Refund Claims
      ComEd and PECO had entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultants of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the merger among PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO/ Unicom Merger) would be recorded as a reduction of goodwill

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pursuant to a reallocation of the PECO/ Unicom Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of these refund claims.
      In 2004, the IRS granted preliminary approval for one of ComEd’s refund claims and final approval was obtained in the first quarter of 2005. The investment tax credit refund and associated interest have been recorded in the financial statements. Approximately $14 million of tax and interest benefit is reflected in the financial statements of which $12 million ($9 million after-tax) was recorded to goodwill under the provisions of EITF Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” As a result, in 2005 ComEd recorded an additional consulting expense of $2 million (pre-tax). This amount along with the $5 million (pre-tax) expense recorded in 2004 resulted in a decrease to the prepayment from $11 million to $4 million. The charges represent an estimate of the fee to the tax consultant which may be adjusted upward or downward depending on the IRS’ final calculation of the interest benefit.
      Based on recent negotiations with the IRS, PECO believes it will receive a refund related to one of its claims. As of March 31, 2005, PECO had not reflected the tax benefit associated with the refund claim pending final approval of the IRS. During the first quarter of 2005, PECO eliminated its prepaid tax consultant fee and recorded an additional accrual of $4 million resulting in a total pre-tax charge of $9 million. The charge represents an estimate of the fee to the tax consultant which may be adjusted upward or downward depending on the final resolution of the matter with the IRS.

Jointly Owned Electric Utility Plant
      See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for information regarding electric utility plants jointly owned by Generation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Financial Information (Exelon, ComEd, PECO and Generation)

Supplemental Income Statement Information
      The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Income and Comprehensive Income of Exelon, ComEd, PECO and Generation for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended
	March 31,

Exelon	2005	2004

Investment income	$3	$2
Gain on disposition of assets and investments, net(a)	2	2
Decommissioning-related activities:
Decommissioning trust fund income(b)	28	30
Decommissioning trust fund income — AmerGen(b)	13	11
Other-than-temporary impairment of decommissioning trust funds(c)	(7)	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(1)	—
Regulatory offset to non-operating decommissioning-related activities(d)	(21)	(30)
Net direct financing lease income	5	5
Allowance for funds used during construction (AFUDC), equity	1	—
Other	7	12

Other, net	$30	$32

(a)	See Note 4 — Acquisitions and Dispositions for further discussion. Excludes gains (losses) related to Sithe and certain components of Enterprises as they are classified as discontinued operations.

(b)	Includes investment income and realized gains and losses.

(c)	As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability, the realization of these losses associated with the former ComEd plants had no impact on Exelon’s or Generation’s results of operations or financial position.

(d)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for more information regarding the regulatory accounting applied for certain nuclear units.

	Three Months
	Ended
	March 31,

ComEd	2005	2004

Investment income	$1	$1
Gain on disposition of assets and investments, net	3	2
AFUDC, equity	1	—
Other	(1)	—

Other, net	$4	$3

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended
	March 31,

PECO	2005	2004

Investment income	$2	$1
Other	(1)	1

Other, net	$1	$2

	Three Months
	Ended
	March 31,

Generation	2005	2004

Decommissioning-related activities:
Decommissioning trust fund income(a)	$28	$30
Decommissioning trust fund income — AmerGen(a)	13	11
Other-than-temporary impairment of decommissioning trust funds(b)	(7)	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(1)	—
Regulatory offset to non-operating decommissioning-related activities(c)	(21)	(30)
Other	6	8

Other, net	$18	$19

(a)	Includes investment income and realized gains and losses.

(b)	As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability, the realization of these losses associated with the former ComEd plants had no impact on Exelon’s or Generation’s results of operations or financial position.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to contractual obligation accounting, including the elimination of decommissioning trust fund income including realized and unrealized gains and losses and other-than-temporary impairments for certain nuclear units. See Notes 13 and 15 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Form 10-K for more information regarding the contractual accounting applied for certain nuclear units.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information
      The following tables provide additional information regarding the regulatory assets and liabilities of ComEd and PECO:

	March 31,	December 31,
ComEd	2005	2004

Regulatory assets (liabilities)
Nuclear decommissioning	$(1,382)	$(1,433)
Removal costs	(1,022)	(1,011)
Reacquired debt costs and interest-rate swap settlements	119	118
Recoverable transition costs	81	87
Deferred income taxes	6	4
Other	31	31

Total	$(2,167)	$(2,204)

	March 31,	December 31,
PECO	2005	2004

Regulatory assets (liabilities)
Competitive transition charge	$3,840	$3,936
Deferred income taxes	746	747
Non-pension postretirement benefits	50	52
Reacquired debt costs	40	42
MGP regulatory asset(a)	29	32
U.S. Department of Energy facility decommissioning	18	19
Nuclear decommissioning	(35)	(46)
Other	14	8

Long-term regulatory assets	4,702	4,790
Deferred energy costs (current asset)	36	71

Total	$4,738	$4,861

(a)	See Note 13 — Commitments and Contingencies for further information.
     The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of March 31, 2005 and December 31, 2004:

March 31, 2005	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$7,424	$1,046	$2,148	$4,123
Accounts receivable:
Allowance for uncollectible accounts	83	16	45	17

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$7,229	$1,008	$2,165	$3,949
Accounts receivable:
Allowance for uncollectible accounts	93	16	52	19

15.	Segment Information (Exelon, ComEd, PECO and Generation)
      As of January 1, 2005, Exelon operates in two business segments: Energy Delivery (ComEd and PECO) and Generation. Exelon evaluates the performance of its business segments on the basis of net income.
      Exelon sold or wound down substantially all components of Enterprises in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment and is included within the “other” category within the table below. Presentation for 2004 has been adjusted for comparative purposes.
      ComEd, PECO and Generation each operate in a single business segment; as such, no separate segment information is provided for these registrants.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2005 and 2004
      Exelon’s segment information for the three months ended March 31, 2005 and 2004 is as follows:

	Energy			Intersegment
	Delivery	Generation	Other(a)	Eliminations	Consolidated

Total revenues:(b)
2005	$2,681	$2,020	$168	$(1,308)	$3,561
2004	2,575	1,946	161	(1,047)	3,635
Intersegment revenues:
2005	$4	$1,135	$169	$(1,308)	$—
2004	13	879	155	(1,047)	—
Income from continuing operations before income taxes and minority interest:
2005	$315	$495	$(76)	$—	$734
2004	500	119	(62)	—	557
Income taxes:
2005	$117	$191	$(81)	$—	$227
2004	185	46	(72)	—	159
Income from continuing operations:
2005	$198	$304	$5	$—	$507
2004	315	71	11	—	397
Discontinued operations:
2005	$—	$16	$(2)	$—	$14
2004	—	(1)	(16)	—	(17)
Cumulative effect of a change in accounting principle:
2005	$—	$—	$—	$—	$—
2004	—	32	—	—	32
Net income (loss):
2005	$198	$320	$3	$—	$521
2004	315	102	(5)	—	412
Total Assets:
March 31, 2005	$28,394	$16,519	$13,893	$(16,398)	$42,408
December 31, 2004	27,574	16,438	13,268	(14,510)	42,770

(a)	Other consists of corporate operations, including Exelon Business Services Company (BSC), Enterprises and investments in synthetic fuel-producing facilities.

(b)	$63 million and $62 million in utility taxes are included in the revenues and expenses for the three months ended March 31, 2005 and 2004, respectively for ComEd. $52 million and $50 million in utility taxes are included in the revenues and expenses for the three months ended March 31, 2005 and 2004, respectively, for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related-Party Transactions (Exelon, ComEd, PECO and Generation)

Exelon and ComEd
      The financial statements of Exelon and ComEd include related-party transactions with unconsolidated affiliates as presented in the tables below:

	Three Months Ended
	March 31,

	2005	2004

Operating revenues from ComEd Transitional Funding Trust	$1	$—
Interest expense to financing affiliates
ComEd Transitional Funding Trust	19	24
ComEd Financing II	3	3
ComEd Financing III	3	3
Equity in losses from unconsolidated affiliates
ComEd Funding LLC	(4)	(3)

	March 31,	December 31,
	2005	2004

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$11	$9
Investment in affiliates
ComEd Funding LLC	32	36
ComEd Financing II	10	10
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	11	10
Payables to affiliates (current)
ComEd Financing II	3	6
ComEd Financing III	—	4
Long-term debt to financing trusts (including due within one year)
ComEd Transitional Funding Trust	1,244	1,341
ComEd Financing II	155	155
ComEd Financing III	206	206

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the transactions described above, ComEd’s financial statements include related-party transactions as presented in the tables below:

	Three Months Ended
	March 31,

	2005	2004

Operating revenues from affiliates
Generation(a)	$2	$10
Enterprises(a)	—	1
Purchased power from affiliate
PPA with Generation(b)	753	530
Operations & maintenance from affiliates
BSC(c)	44	41
Enterprises(d)	—	4
Interest income from affiliates
UII(e)	—	4
Exelon intercompany money pool(f)	2	1
Other	—	1
Capitalized costs
BSC(c)	14	13
Cash dividends paid to parent	138	103

	March 31,	December 31,
	2005	2004

Receivables from affiliates (current)
Exelon intercompany money pool(f)	$101	$308
Other	1	1
Receivables from affiliates (noncurrent)
Generation(g)	1,382	1,433
Payables to affiliates (current)
Generation decommissioning(h)	11	11
Generation (a, b)	244	189
BSC(c)	17	17
Payables to affiliates (noncurrent)
Generation decommissioning(h)	11	11
Other	8	6
Shareholders’ equity — receivable from parent(i)	—	125

(a)	ComEd provides retail electric and ancillary services to Generation. ComEd provided electric and ancillary services to certain Enterprises companies which were sold in 2004. Prior to joining PJM on May 1, 2004, ComEd also provided transmission services to Generation and Enterprises.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	ComEd has entered into a full-requirements purchase power agreement (PPA), as amended, with Generation. See Note 15 of ComEd’s Notes to Consolidated Financial Statements within ComEd’s 2004 Form 10-K for more information regarding the PPA.

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(d)	ComEd had contracted with a subsidiary of Exelon Services (an Enterprises company) to provide energy conservation services to ComEd customers. The subsidiary was sold by Exelon in 2004.

(e)	ComEd had a note and interest receivable with a variable rate of the one month forward LIBOR rate plus 50 basis points from UII, LLC (successor to Unicom Investments Inc.) relating to ComEd’s December 1999 fossil plant sale. The note was paid in full during 2004.

(f)	ComEd participates in Exelon’s intercompany money pool. ComEd earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool at a market rate of interest.

(g)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers. For further information see Note 10 of ComEd’s Notes to Consolidated Financial Statements within ComEd’s 2004 Form 10-K.

(h)	ComEd had a short-term and long-term payable to Generation, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation.

(i)	ComEd had a non-interest bearing receivable from Exelon related to a corporate restructuring in 2001. The receivable was settled in 2005.

Exelon and PECO
      The financial statements of Exelon and PECO include related-party transactions with unconsolidated financing subsidiaries as presented in the tables below:

	Three Months Ended
	March 31,

	2005	2004

Operating revenues from affiliate
PETT(a)	$2	$2
Interest expense to financing affiliates
PETT	56	60
PECO Trust III	2	2
PECO Trust IV	1	1
Equity in losses from unconsolidated affiliates
PETT	4	7

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2005	2004

Investment in affiliates
PETT	$74	$77
PECO Energy Capital Corp	4	4
PECO Trust IV	6	6
Payables to affiliates (current)
PECO Trust III	2	1
PECO Trust IV	2	—
Long-term debt to financing trusts (including due within one year)
PETT	3,348	3,456
PECO Trust III	81	81
PECO Trust IV	103	103

(a)	PECO received a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
     In addition to the transactions described above, PECO’s financial statements include related-party transactions as presented in the tables below:

	Three Months Ended
	March 31,

	2005	2004

Operating revenues from affiliate
Generation(a)	$2	$2
Purchased power from affiliate
Generation(b)	381	349
Fuel from affiliate
Generation(c)	1	—
Operating and maintenance from affiliates
BSC(d)	25	23
Interest income from affiliates
Other	1	—
Capitalized costs
BSC(d)	6	4
Cash dividends paid to parent	115	90

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2005	2004

Receivable from affiliate (current)
Exelon intercompany money pool(e)	$—	$34
Receivable from affiliate (noncurrent)
Generation decommissioning(f)	35	46
Payables to affiliates (current)
Generation(b, c)	130	125
BSC(d)	21	20
Other	1	—
Shareholder’s equity — receivable from parent(g)	1,338	1,482

(a)	PECO provides energy to Generation for Generation’s own use.

(b)	PECO has entered into a PPA with Generation. See Note 14 of PECO’s Notes to Consolidated Financial Statements within PECO’s 2004 Form 10-K for more information regarding the PPA.

(c)	Effective April 1, 2004, PECO entered into a one-year gas procurement agreement with Generation.

(d)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool at a market rate of interest.

(f)	PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers. See Note 9 of PECO’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K.

(g)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2005 through 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation
      The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended
	March 31,

	2005	2004

Operating revenues from affiliates
ComEd(a)	$753	$530
PECO(a)	382	349
Purchased power from affiliates
ComEd(a)	—	8
Operating and maintenance from affiliates
ComEd(a)	2	2
PECO(a)	2	2
BSC(b)	64	61
Interest expense to affiliates
Exelon intercompany money pool(c)	2	1
Cash distribution paid to member	239	54
Cash contribution received from member	843	—

	March 31,	December 31,
	2005	2004

Receivables from affiliates (current)
ComEd(a)	$244	$189
ComEd decommissioning(d)	11	11
PECO(a)	130	125
BSC(b)	1	7
Note receivable from affiliate (noncurrent)
ComEd decommissioning(d)	11	11
Payables to affiliates (current)
Exelon(c)	38	42
Notes payable to affiliates (current)
Exelon intercompany money pool(c)	37	283
Payables to affiliates (noncurrent)
ComEd decommissioning(e)	1,382	1,433
PECO decommissioning(e)	35	46

(a)	Generation has entered into PPAs with ComEd and PECO, as amended, to provide the full energy requirements of ComEd and PECO. Effective April 1, 2004, Generation entered into a one-year gas supply agreement with PECO. Generation purchases electric and ancillary services from ComEd and buys energy from PECO for Generation’s own use. In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to joining PJM on May 1, 2004, ComEd also provided transmission services to Generation. Amounts charged by PECO and ComEd to Generation for transmission have been recorded as intercompany purchased power by Generation.

(b)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Some third-party reimbursements due Generation are recovered through BSC.

(c)	Represents the outstanding balance of amounts invested in or borrowed under the intercompany money pool and other short-term obligations payable to Exelon. In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.

(d)	Generation has a short-term and a long-term receivable from ComEd, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation resulting from the 2001 corporate restructuring.

(e)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers.

17.	Derivative Financial Instruments (Generation)
     Energy-Related Derivatives
      Generation utilizes derivatives to manage its available generating capacity and the provision of wholesale energy to its affiliates. Generation utilizes energy option contracts, energy financial swap arrangements, futures and forwards to limit the market price risk associated with energy commodity prices. Additionally, Generation enters into certain energy-related derivatives for trading or speculative purposes.
      Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Non-trading contracts may qualify for the normal purchases and normal sales exemption to SFAS No. 133 discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in Exelon’s 2004 Form 10-K. Those that do not meet the normal purchase and normal sales exemption are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in other comprehensive income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 (or are not designated as such) and proprietary trading contracts are recognized in current earnings. Generation also has contracted for access to additional generation and sales to load serving entities that are accounted for under the accrual method of accounting discussed in Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005, Generation had a net liability of $377 million on its Consolidated Balance Sheets for the fair value of energy derivatives, which includes the energy derivatives at Generation discussed below. The following table provides a summary of the fair value balances recorded by Generation as of March 31, 2005:

	Cash-Flow	Other	Proprietary
	Hedges	Derivatives	Trading	Total

Current assets	$372	$193	$14	$579
Noncurrent assets	140	35	141	316

Total mark-to-market energy contract assets	$512	$228	$155	$895

Current liabilities	$(700)	$(151)	$(14)	$(865)
Noncurrent liabilities	(240)	(30)	(137)	(407)

Total mark-to-market energy contract liabilities	$(940)	$(181)	$(151)	$(1,272)

Total mark-to-market energy contract net assets (liabilities)	$(428)	$47	$4	$(377)

      Normal Operations and Hedging Activities. Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including Energy Delivery’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps and options, with approved counterparties to hedge anticipated exposures.

Cash-Flow Hedges
      The tables below provide details of effective cash-flow hedges under SFAS No. 133 included on Generation’s Consolidated Balance Sheet as of March 31, 2005. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s derivatives. The tables also include a rollforward of accumulated OCI related to cash-flow hedges from January 1, 2005 to March 31, 2005 and January 1, 2004 to March 31, 2004, providing information about the changes in the fair value of hedges and the reclassification from OCI into earnings.

Total Cash-Flow
Hedge OCI Activity,
Net of Income Tax

Accumulated OCI derivative loss at January 1, 2005	$(137)
Changes in fair value	(176)
Reclassifications from OCI to net income	54

Accumulated OCI derivative loss at March 31, 2005	$(259)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Cash-Flow
Hedge OCI Activity,
Net of Income Tax

Accumulated OCI derivative loss at January 1, 2004	$(133)
Changes in fair value	(266)
Reclassifications from OCI to net income	75
Exelon Energy opening balance	2

Accumulated OCI derivative loss at March 31, 2004	$(322)

      At March 31, 2005, Generation has net unrealized pre-tax losses of $428 million on these hedges in OCI. Based on market prices at March 31, 2005, approximately $329 million of these deferred net pre-tax unrealized losses on derivative instruments in accumulated OCI are expected to be reclassified to earnings during the next twelve months. However, the actual amount reclassified into earnings could vary due to future changes in market prices. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs. The majority of Generation’s cash-flow hedges are expected to settle within the next three years.
      Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from OCI to earnings was an $87 million pre-tax loss and a $124 million pre-tax loss for the three months ended March 31, 2005 and 2004, respectively.

Other Derivatives Mark-to-Market
      Generation also enters into certain contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133 or are not designated as cash-flow hedges. These contracts are also entered into to economically hedge and limit the market price risk associated with energy commodity prices. Changes in the fair value of these derivative contracts are recognized in current earnings. For the three months ended March 31, 2005 and 2004, Generation recognized net unrealized gains of $53 million and realized gains of $10 million for a mark-to-market gain of $63 million and net unrealized gains of $34 million and realized losses of $73 million for a mark-to-market loss of $39 million, respectively, relating to mark-to-market activity of certain non-trading power purchase and sale contracts pursuant to SFAS No. 133. Mark-to-market activity on non-trading power purchase and sale contracts are reported in fuel expense and purchased power expense.
      As a result of the nature of operations and the use of mark-to market accounting for certain derivatives, mark-to-market earnings will fluctuate. Generation cannot predict these fluctuations, but the impact on purchased power expense, fuel expense and earnings could be material. The primary factors that cause changes in earnings due to mark-to-market are the number and size of Generation’s open derivative positions and the changes in forward commodity prices.
      Proprietary Trading Activities. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and are subject to limits established by the Risk Management Committee. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities.
      For the three months ended March 31, 2005 and 2004, Generation recognized a mark-to-market gain of $5 million and a mark-to-market loss of $1 million, respectively, relating to mark-to-market activity of

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative instruments entered into for trading purposes. Gains and losses associated with financial trading are reported as revenue in the Consolidated Statements of Income and Comprehensive Income.

18.	Subsequent Events (Exelon)
      On April 1, 2005, Exelon entered into a $500 million term loan agreement. On April 4, 2005, Exelon borrowed $500 million under the loan agreement and used the proceeds to reduce the $2 billion term loan Exelon entered into during March 2005 (see Note 7 — Debt). Both the $2 billion and $500 million loans are due in full on December 1, 2005. Exelon expects to repay this $500 million term loan with cash from operations and proceeds from a long-term debt financing that Exelon anticipates will be issued later this year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      (Dollars in millions except per share data, unless otherwise noted)
General
      Exelon Corporation (Exelon) is a registered public utility holding company. It operates through subsidiaries in two business segments:

•	Energy Delivery, whose businesses include the purchase and regulated retail sale of electricity and distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois and PECO Energy Company (PECO) in southeastern Pennsylvania and the purchase and retail sale of natural gas and distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

•	Generation, consists principally of the electric generating facilities and wholesale energy marketing operations of Exelon Generation Company, LLC (Generation), the competitive retail sales business of Exelon Energy Company and certain other generation projects.
      See Note 15 of the Combined Notes to Consolidated Financial Statements for further segment information.
      Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises) in 2004 and 2003. As a result, Enterprises is no longer reported as a segment as of January 1, 2005.
      Exelon’s corporate operations, through its business services subsidiary, Exelon Business Services Company (BSC), provide Exelon’s business segments with a variety of support services, including legal, human resources, financial, information technology, supply management and corporate governance services. ComEd and PECO also receive additional services from BSC, including planning and engineering of delivery systems, management of construction, operation and maintenance of the transmission and delivery systems, and management of other support services. Generation receives additional services from BSC for inventory and information technology support and management of other support services. These costs are allocated to the applicable business segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.
Critical Accounting Policies and Estimates
      Management of each of the registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in Exelon’s 2004 Form 10-K for a discussion of the estimates and judgments necessary in the registrants’ accounting for asset retirement obligations, asset impairments, defined benefit pension and other postretirement welfare benefits, regulatory accounting, derivative instruments, depreciable lives of property, plant and equipment, contingencies, severance, revenue recognition and ownership interests in variable interest entities.
New Accounting Pronouncements
      See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.
EXELON CORPORATION
Executive Overview
      Financial Results. Exelon’s diluted earnings per average common share were $0.77 for the three months ended March 31, 2005 as compared to $0.62 for the same period in 2004, primarily as a result of an increase in net income at Generation and decreased losses from discontinued operations of Enterprises, which was partially offset by decreased net income at Energy Delivery. The increase in Generation’s net income reflects favorable mark-to-market adjustments, which are expected to reverse for the most part by the end of 2005, higher revenue due to pricing changes in the purchase power agreement with ComEd and a gain resulting from the sale of its investment in Sithe Energies, Inc. (Sithe). The decrease in net income at Energy Delivery reflects higher purchased power costs due to pricing changes in ComEd’s purchase power agreement with Generation partially offset by interest savings due to debt retirements in 2004.
      In the first quarter of 2004, Exelon recorded an after-tax gain of $32 million in accordance with FIN 46-R and the resulting consolidation of Sithe.
      Investment Strategy. Exelon continued to follow a disciplined approach in investing to maximize the earnings and cash flows from its assets and businesses, while selling those that do not meet its strategic goals. Highlights in the first three months of 2005 include:

•	Proposed Merger with PSEG — On December 20, 2004, Exelon entered into an Agreement and Plan of Merger (Merger Agreement) with Public Service Enterprise Group Incorporated (PSEG), a holding company engaged through its subsidiaries in electric and gas utility businesses primarily located and serving customers in New Jersey, whereby PSEG will be merged with and into Exelon (Merger). See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information.
        During the first quarter of 2005, Exelon filed petitions or applications for approval of the Merger with the Federal Energy Regulatory Commission (FERC) under the Federal Power Act, the United States Department of Justice under the Hart Scott Rodino Antitrust Improvements Act of 1976, the Pennsylvania Public Utility Commission (PUC), the New Jersey Board of Public Utilities (NJBPU), the Nuclear Regulatory Commission (NRC), the New York Public Service Commission, the Connecticut Siting Council, the New Jersey Department of Environmental Protection (NJDEP) and with the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act.
        Approximately 50 intervenors, including governmental, consumer, industry and policy groups, have intervened to file objections in the proceedings before the FERC, and several of those parties have requested that the FERC hold hearings on the proposed Merger. In addition, various governmental, consumer and other parties have intervened, or are expected to intervene, in the proceedings before the NJBPU, the PUC and the other regulatory bodies. Approval of the Connecticut Siting Council was received on March 16, 2005. ComEd filed a notice of the Merger with the Illinois Commerce Commission (ICC), and the ICC’s general counsel confirmed that its formal approval of the Merger is not required.
        Other state and Federal agencies will have a role in reviewing various aspects of the transaction. Exelon expects to make these remaining filings in 2005. The closing of the Merger is dependent upon the receipt of all required approvals, including approval of the shareholders of both companies.

•	Sale of Sithe — On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy). Prior to closing on the sale to Dynegy, subsidiaries of Generation received from Sithe approximately $65 million in cash distributions. As a result of the sale, Exelon and Generation deconsolidated from their balance sheets approximately $820 million of debt and were released from approximately $125 million of credit support. Dynegy acquired $32 million of cash as part of the sale of Sithe. Additionally, Exelon has recorded $53 million of liabilities related to certain indemnifications provided to Dynegy and other liabilities directly resulting from the transaction. These liabilities were taken into account in the final determination of the net gain on sale of $21 million (before income taxes). See Note 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the sale of Generation’s investment in Sithe.

      Financing Activities. Except as described below, Exelon, ComEd, PECO and Generation met their respective capital resource requirements primarily with internally generated cash during the first quarter of 2005:

•	On March 7, 2005, Exelon entered into a $2 billion term loan agreement to fund pension contributions in the first quarter of 2005. Exelon expects to repay the amount outstanding primarily with the proceeds from long-term debt financing that Exelon expects will be issued later this year. See liquidity and capital resources section below for additional discussion related to the $2 billion term loan.
        In addition, on April 1, 2005, Exelon entered into a $500 million term loan agreement that was subsequently fully borrowed to reduce the $2 billion term loan referenced above. See Note 18 within the Combined Notes to Consolidated Financial Statements for further discussion.

•	On March 17, 2005, ComEd issued $91 million of tax-exempt long-term debt that was used to retire an equivalent amount of higher coupon tax-exempt debt.
      Regulatory Developments — Through and Out Rates/ SECA. In November 2004, the FERC issued two orders authorizing ComEd and PECO to recover amounts as a result of the elimination of through and out (T&O) rates for transmission service scheduled out of or across their respective transmission systems. T&O rates were terminated pursuant to FERC orders effective December 1, 2004. These new rates, known as Seams Elimination Cost/ Charge Adjustment/ Assignment (SECA), will be collected over a transitional period from December 1, 2004 through March 31, 2006, subject to refund and hearing. ComEd and PECO will also be required to pay SECA rates based on transmission service scheduled out of or across other utilities’ transmission systems during specified test years. Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter.
      During 2004 prior to the termination of T&O rates, ComEd and PECO had net T&O collections of approximately $50 million and $3 million, respectively. As a result of the November 2004 FERC orders and potential appeals, ComEd may see reduced net collections, and PECO may become a net payer of these charges. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $18 million of SECA collections net of SECA charges, including $13 million in the first quarter of 2005, while PECO has recorded $3 million of SECA charges net of SECA collections, including $2 million in the first quarter of 2005. Management of each of ComEd and PECO believes that appropriate reserves have been established in the event that such SECA collections are required to be refunded. However, as the above amounts collected under SECA rates are subject to refund and the ultimate outcome of the proceeding establishing the SECA rates is uncertain, the result of this proceeding may have a material adverse effect on ComEd’s and PECO’s financial condition, results of operations and cash flows.
      Illinois Procurement Filing. In 2004, the ICC initiated and conducted a workshop process to consider issues related to retail electric service in the post-transition period (i.e., post-2006). Issues addressed included utility wholesale generation supply procurement methodology, rates, competition and utility service obligations. All interested parties were invited to participate. The end result was a report from the ICC to the Illinois General Assembly that was generally supportive of utilities competitively procuring generation supply through a reverse-auction process with full recovery of the supply costs from retail customers. In the proposed reverse-auction model, qualified energy suppliers would compete in a transparent, fair and structured auction to provide energy to the utilities and their customers; winning bidders would provide the power needed at the price determined by the auction’s results; and the utilities would make no profit on the energy but would fully recover from customers the price of procurement. The ICC staff and an auction monitor will oversee the entire process to assure a fair bidding process.
      On February 25, 2005, ComEd filed with the ICC seeking regulatory approval of tariffs that implement the methodologies supported by the report, including a proposal consistent with the reverse-auction process described above. In addition to the February 2005 filing, ComEd intends to make one or more additional filings during 2005 to begin the process to establish post-2006 retail rates, including rates for bundled service and delivery service rates. ComEd cannot predict the results of these regulatory processes nor the long-term impact of customer choice and customer service declarations on its results of operations.

      Outlook for the Remainder of 2005 and Beyond. In addition to the items discussed in Exelon’s 2004 Form 10-K, Exelon’s future financial results will be affected by the following:

•	Exelon’s interests in synthetic fuel-producing facilities increased Exelon’s net income by $16 million and $14 million in the first quarters of 2005 and 2004, respectively. Tax credits generated by the production of synthetic fuel are subject to a phase-out provision that gradually reduces tax credits as the annual average wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase-out when the annual average wellhead price per barrel of domestic crude oil exceeded $51.35 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $64.47 per barrel. The 2005 phase-out range will be calculated using inflation rates published in 2006 by the Internal Revenue Service. If domestic crude oil prices remain high in 2005, the tax credits and net income generated by the investments may be reduced substantially and could result in an estimated after-tax non-operating loss of $70 million in the event the tax credits are completely phased out. In the first quarter of 2005, Generation entered into certain derivatives to hedge a portion of this commodity exposure in the normal course of its trading operations. In addition, Exelon has recorded an intangible asset related to its investments in these facilities with a net carrying value of $192 million at March 31, 2005 that could become impaired if domestic crude oil prices continue to increase in the future. The subsidiaries of Exelon that hold interests in the synthetic fuel-producing facilities are subject to debt obligations related to the purchase of the facilities that have a principal balance of $205 million as of March 31, 2005. The performance of those subsidiaries with respect to these debt obligations is not guaranteed by Exelon.
Results of Operations — Exelon Corporation

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$3,561	$3,635	$(74)
Purchased power and fuel expense	1,190	1,395	205
Operating and maintenance expense(a)	949	979	30
Depreciation and amortization	319	301	(18)
Operating income	931	771	160
Other income and deductions	(197)	(214)	17
Income from continuing operations before income taxes and minority interest	734	557	177
Income from continuing operations	507	397	110
Income (loss) from discontinued operations	14	(17)	31
Income before cumulative effect of a change in accounting principle	521	380	141
Net income	521	412	109
Diluted earnings per share	0.77	0.62	0.15

(a)	Operating and maintenance expense for the three months ended March 31, 2004 has been adjusted to reflect a reduction in net periodic postretirement benefit cost of $6 million due to the adoption of FSP FAS 106-2. See Note 1 of the Combined Notes to Consolidated Financial Statements for additional information.
     Operating Revenues. Operating revenues decreased for the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to decreased revenues to non-affiliates at Generation partially offset by increased revenues at Energy Delivery. The decrease in revenues at Generation reflects a decline in volumes due to Generation’s sale of Boston Generating during the second quarter of 2004, partially offset by increased average realized prices. The increase in revenues at Energy Delivery was primarily due to increased transmission revenues, customer choice, weather normalized-volume growth and increased gas revenues at PECO due to increased rates, partially offset by unfavorable weather conditions in the Energy Delivery service territories. See further analysis and discussion of operating revenues by segment below.
      Purchased Power and Fuel Expense. Purchased power and fuel expense decreased during the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to the sale of Boston Generating during the second quarter of 2004 and favorable mark-to-market adjustments in the first quarter of 2005, which are expected to reverse for the most part before the end of 2005. In addition, purchased power decreased due to reduced capacity payments to Midwest Generation as a result of the expiration of the associated purchase power agreement. Purchased power represented 21% of Generation’s total supply for the three months ended March 31, 2005 compared to 23% for the same period in 2004. See further analysis and discussion of purchased power and fuel expense by segment below.
      Operating and Maintenance Expense. Operating and maintenance expense decreased for the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to the sale of Boston Generating and a net reduction in benefit costs due to discretionary pension contributions of $2 billion in 2005. See further discussion of operating and maintenance expenses by segment below.
      Depreciation and Amortization Expense. The increase in depreciation and amortization expense for the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to additional plant placed in service at Energy Delivery and Generation, increased competitive transition charge (CTC) amortization and accelerated depreciation of the customer billing system at PECO, additional amortization of the asset retirement cost (ARC) asset at Generation and increased amortization expense due to investments in synthetic fuel-producing facilities. These increases were partially offset by decreased recoverable transition cost amortization at ComEd and reduced depreciation and amortization expense due to the sale of Boston Generating.
      Operating Income. Exclusive of the changes in operating revenues, purchased power and fuel expense, operating and maintenance expense and depreciation and amortization expense discussed above, the change in operating income for the three months ended March 31, 2005 as compared to the same period in 2004 was the result of decreased taxes other than income in 2005 as compared to 2004, primarily due to the sale of Boston Generating and reduced property tax expense at Energy Delivery and Generation.
      Other Income and Deductions. Other income and deductions reflects reduced interest expense at Energy Delivery due to debt retirements at ComEd in 2004.
      Effective Income Tax Rate. Exelon’s effective income tax rate increased from 29% for the three months ended March 31, 2004 to 31% for the same period in 2005. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Exelon has sold or wound down substantially all components of Enterprises and AllEnergy Gas & Electric Marketing LLC (AllEnergy), a business within Exelon Energy, which is part of Generation. As a result of these dispositions, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations for the three months ended March 31, 2005 and 2004 within Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe, certain Enterprises businesses and AllEnergy as discontinued operations and the sale of Sithe. The results of Sithe and AllEnergy are further discussed in the Generation discussion below.
      The loss due to discontinued operations of Enterprises decreased by $14 million from 2004 to 2005 due to reduced losses at Exelon Services, Inc. and F&M Holdings Company, LLC.

Results of Operations by Business Segment
      Exelon evaluates its performance on a business segment basis. The comparisons of operating results and other statistical information for the three months ended March 31, 2005 and 2004 set forth below reflect intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.
      Exelon sold or wound down substantially all components of Enterprises in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment and is included within the “other” category within the results of operations by business segment tables below. Segment information presented below for 2004 has been adjusted to present it on a comparable basis with 2005. See Note 15 of the Combined Notes to Consolidated Financial Statements for further segment information.

Net Income from Continuing Operations by Business Segment

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$198	$315	$(117)
Generation	304	71	233
Other(a)	5	11	(6)

Total	$507	$397	$110

(a)	Other consists of corporate operations, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) by Business Segment

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$198	$315	$(117)
Generation	320	102	218
Other(a)	3	(5)	8

Total	$521	$412	$109

(a)	Other consists of corporate operations, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Results of Operations — Energy Delivery

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$2,681	$2,575	$106
Operating expenses
Purchased power and fuel expense	1,517	1,179	(338)
Operating and maintenance(a)	337	349	12
Depreciation and amortization	233	227	(6)
Taxes other than income	132	137	5

Total operating expense	2,219	1,892	(327)

Operating income	462	683	(221)

Other income and deductions
Interest expense	(146)	(183)	37
Distributions on preferred securities of subsidiaries	(1)	(1)	—
Equity in losses of unconsolidated affiliates	(8)	(10)	2
Other, net	8	11	(3)

Total other income and deductions	(147)	(183)	36

Income before income taxes	315	500	(185)
Income taxes	117	185	68

Net income	$198	$315	$(117)

(a)	Operating and maintenance expense for the three months ended March 31, 2004 has been adjusted to reflect a reduction in net periodic postretirement benefit cost of $3 million due to the adoption of FSP FAS 106-2. See Note 1 of the Combined Notes to Consolidated Financial Statements for additional information.
     Net Income. Energy Delivery’s net income for the three months ended March 31, 2005 compared to the same period in 2004 decreased significantly as a result of higher purchased power prices effective January 1, 2005 at ComEd associated with its purchase power agreement (PPA) with Generation partially offset by lower interest expense at ComEd and PECO.
      Operating Revenues. The changes in Energy Delivery’s operating revenues for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Customer choice	$14	$21	$35	$—	$35
Volume	6	13	19	5	24
Rate changes and mix	(5)	11	6	18	24
Weather	(4)	(8)	(12)	(1)	(13)
Other	1	—	1	—	1

Retail revenue	12	37	49	22	71

PJM transmission	53	(2)	51	—	51
T&O/ SECA rates	(16)	1	(15)	—	(15)
Other	1	4	5	(6)	(1)

Wholesale and miscellaneous revenues	38	3	41	(6)	35

Increase in operating revenues	$50	$40	$90	$16	$106

      Customer Choice. For the three months ended March 31, 2005 and 2004, 26% of energy delivered to Energy Delivery’s retail customers was provided by alternative electric suppliers or under the ComEd Power Purchase Option (PPO).
      All ComEd and PECO customers have the choice to purchase energy from an alternative electric supplier. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. In PECO’s case, operating income is not affected by customer choice since reduced revenues are completely offset by reduced purchased power expense. As of March 31, 2005, no alternative electric supplier had approval from the ICC, and no electric utilities had chosen, to enter the ComEd residential market for the supply of electricity.

	ComEd		PECO
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,

	2005	2004	2005	2004

Retail customers purchasing energy from an alternative electric supplier:
Volume (GWhs)	4,826	5,200	687	1,156
Percentage of total retail deliveries	22%	24%	7%	12%
Retail customers purchasing energy from an alternative electric supplier or the ComEd PPO:
Number of customers	21,300	20,200	77,800	302,000
Percentage of total retail customers	(a )	(a )	5%	20%
Volume (GWhs)	7,336	7,112	687	1,156
Percentage of total retail deliveries	34%	33%	7%	12%

(a)	Less than one percent.
     The increase in electric retail revenue associated with customer choice at PECO primarily relates to a significant number of residential customers returning to PECO as their energy provider in December 2004. This action followed the assignment of approximately 194,000 residential customers to alternative electric suppliers for a one-year term beginning in December 2003, as required by the PUC and PECO’s final electric restructuring order.
      Volume. Both ComEd’s and PECO’s electric revenues increased primarily as a result of higher delivery volume, exclusive of the effects of weather and customer choice, due to an increased number of customers and increased usage per customer, generally in the residential and large commercial and industrial customer classes at ComEd and across all customer classes at PECO.
      Rate Changes and Mix. With respect to ComEd, the increased wholesale market price of electricity and other adjustments to the energy component of its CTC calculation decreased the collection of CTC by $8 million in 2005 as compared to 2004. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under the ComEd PPO and by increased average rates paid by small and large commercial and industrial customers totaling $6 million. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates, ComEd anticipates that CTC revenues will range from $90 million to $110 million annually in 2005 and 2006, compared to annual CTC revenues of $169 million in 2004. Under current Illinois law, no CTCs will be collected after 2006.
      Electric revenues increased $11 million at PECO as a result of changes in usage patterns primarily in the residential and small commercial and industrial customer classes.
      PECO’s gas revenues increased due to increases in rates through PUC-approved changes to the purchased gas adjustment clause that became effective March 1, 2004 and March 1, 2005. While PECO’s purchased gas cost rates were reduced slightly, effective December 1, 2004, the average purchased gas cost rate per million cubic feet in effect for the three months ended March 31, 2005 was 9% higher than the average rate for the same period in 2004.
      Weather. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. Energy Delivery’s electric and gas revenues were negatively affected by unfavorable weather conditions in the first quarter of 2005 compared to the first quarter of 2004. Heating degree days in the ComEd and PECO service territories were 4% and 1% lower, respectively, than the prior year.
      PJM Transmission. ComEd’s transmission revenues and purchased power expense each increased by $53 million due to ComEd’s May 1, 2004 entry into PJM Interconnection, LLC (PJM).
      T&O/ SECA Rates. Revenues decreased $16 million at ComEd as a result of the elimination of T&O rates in accordance with FERC orders that became effective December 1, 2004. Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges — see “Purchased Power and Fuel Expense” below. The elimination of T&O revenues and inclusion of SECA revenues had a minimal impact on PECO as T&O revenues recognized in the past were not material and SECA revenues currently being recognized also are not material. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O/ SECA rates.
      Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Prices	$231	$11	$242	$18	$260
PJM transmission	53	2	55	—	55
Customer choice	9	21	30	—	30
Volume	7	3	10	4	14
PJM administrative fees	5	—	5	—	5
T&O/ SECA rates	(13)	3	(10)	—	(10)
Weather	(2)	(4)	(6)	(1)	(7)
Other	(3)	—	(3)	(6)	(9)

Increase in purchased power and fuel expense	$287	$36	$323	$15	$338

      Prices. ComEd’s purchased power expense increased $214 million due to higher prices associated with its PPA with Generation. As a result of the Amended and Restated Power Purchase Agreement as of April 30, 2004 with Generation, starting in January 1, 2005, ComEd began paying higher prices for its purchased power from Generation and ceased to procure its ancillary services from Generation. This agreement fixed the pricing for purchased power through December 31, 2006 based upon the current market prices as of April 30, 2004. In 2000, ComEd and Generation entered into a PPA that fixed the pricing for purchased power through December 31, 2004 based upon the then current market prices. Additionally in 2005, ComEd incurred $17 million of expense for procuring ancillary services from PJM. PECO’s purchased power expense increased due to a change in the mix of average pricing related to its PPA with Generation. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.
      PJM Transmission. ComEd’s transmission revenues and purchased power expense each increased by $53 million due to its May 1, 2004 entry into PJM.
      Customer Choice. The increase in purchased power expense was primarily due to fewer ComEd non-residential customers electing to purchase energy from an alternative electric supplier and a significant number of residential customers returning to PECO as their energy provider in December 2004.

      Volume. Both ComEd’s and PECO’s purchased power and fuel expense increased due to increases, exclusive of the effects of weather and customer choice, in the number of customers and average usage per customer, generally in the residential and large commercial and industrial customer classes at ComEd and across all customer classes at PECO.
      PJM Administrative Fees. ComEd began paying PJM administrative fees upon its full integration into PJM on May 1, 2004.
      T&O/ SECA Rates. Prior to the FERC orders issued in November 2004, ComEd collected T&O rates for transmission service scheduled out of or across ComEd’s transmission system. Rates collected as the transmission owner were recorded in operating revenues. After joining PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load serving entity. The collections received as a load serving entity were recorded as a decrease to purchased power expense.
      Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges. During the three months ended March 31, 2005, ComEd recorded SECA collections net of SECA charges of $13 million, and PECO recorded SECA charges of $3 million. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O / SECA rates.
      Weather. Energy Delivery’s purchased power and fuel expense decreased due to unfavorable weather conditions.
      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Employee fringe benefits(a)	$(11)	$(1)	$(12)
Allowance for uncollectible accounts	(4)	(4)	(8)
Severance-related expenses	(2)	(4)	(6)
Pension expense(b)	(2)	(2)	(4)
Contractors	7	3	10
Professional fees related to income tax refund claim(c)	2	9	11
Other	(2)	(1)	(3)

Decrease in operating and maintenance expense	$(12)	$—	$(12)

(a)	Excludes severance-related expenses and pension expense. Reflects fewer employees compared to prior year and an adjustment in 2005 related to medical plan fees.

(b)	Pension expense in 2005 is expected to be lower than in 2004 due in large part to significant pension plan contributions made in the first quarter of 2005. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information.

(c)	See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information.

     Depreciation and Amortization Expense. The changes in depreciation and amortization expense for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Depreciation expense	$4	$1	$5
Recoverable transition costs/ CTC amortization	(5)	9	4
Accelerated amortization on PECO billing system	—	3	3
Other amortization expense	(4)	(2)	(6)

Increase (decrease) in depreciation and amortization expense	$(5)	$11	$6

      The increase in depreciation expense is primarily due to capital additions at ComEd and PECO.
      ComEd’s transition costs amortization decreased. ComEd expects to fully recover its remaining recoverable transition costs regulatory asset balance of $81 million by the end of 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.
      The additional amortization of the CTC is in accordance with PECO’s original settlement under the Pennsylvania Competition Act.
      In January 2005, as part of a broader Energy Delivery systems strategy associated with the pending merger with PSE&G, Exelon’s Board of Directors approved the implementation of a new customer information and billing system at PECO. The approval of this new system resulted in the accelerated depreciation of PECO’s current system, which is expected to result in additional annual depreciation expense in 2005 and 2006 of $13 million and $9 million, respectively, relative to 2004 levels. If additional system changes are approved, additional accelerated depreciation may be required.
      The decrease in other amortization expense at ComEd was due to a $5 million decrease resulting from completing the amortization of one of its software packages in 2004.
      Taxes Other Than Income. The changes in taxes other than income for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Reduction in real estate tax accrual in 2005(a)	$—	$(6)	$(6)
Other	(1)	2	1

Decrease in taxes other than income	$(1)	$(4)	$(5)

(a)	Represents a $6 million reduction of a real estate tax accrual in March 2005 following the approval of a settlement between PECO and various taxing authorities related to prior year tax assessments. See Note 13 of the Combined Notes to the Financial Statements for additional information.
     Interest Expense. The reduction in interest expense at ComEd and PECO of $32 million and $5 million, respectively, for the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to long-term debt retirements and prepayments in 2004 at ComEd pursuant to Exelon’s accelerated liability management plan and payments on long-term debt owed to ComEd Transitional Funding Trust and PECO Energy Transition Trust (PETT).
      Equity in Losses of Unconsolidated Affiliates. The decrease in equity in losses of unconsolidated affiliates was a result of a decrease in interest expense of the deconsolidated financing trusts of ComEd and PECO due to scheduled repayments of outstanding long-term debt.

      Other, Net. The changes in other, net for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Interest income on long-term receivable from UII, LLC(a)	$(4)	$—	$(4)
Other	1	—	1

Decrease in other, net	$(3)	$—	$(3)

(a)	The decrease in interest income on the long-term receivable from UII, LLC resulted from this receivable being repaid near the end of 2004.
     Income Taxes. ComEd’s effective income tax rate was 40% for the three months ended March 31, 2005 and 2004. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the effective income tax rate.
      PECO’s effective income tax rate was 35% for the three months ended March 31, 2005, compared to 32% for the three months ended March 31, 2004. The effective income tax rate in 2004 reflects certain adjustments related to prior period income taxes. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the effective income tax rate.

Energy Delivery Operating Statistics and Revenue Detail
      Energy Delivery’s electric sales statistics and revenue detail were as follows:

	Three Months
	Ended
	March 31,

Retail Deliveries — (in gigawatthours (GWhs))(a)	2005	2004	Variance	% Change

Full service(b)
Residential	10,379	9,757	622	6.4%
Small commercial & industrial	6,840	7,375	(535)	(7.3)%
Large commercial & industrial	5,290	5,088	202	4.0%
Public authorities & electric railroads	757	785	(28)	(3.6)%

Total full service	23,266	23,005	261	1.1%

PPO (ComEd only)
Small commercial & industrial	1,025	769	256	33.3%
Large commercial & industrial	1,485	1,143	342	29.9%

	2,510	1,912	598	31.3%

Delivery only(c)
Residential	104	582	(478)	(82.1)%
Small commercial & industrial	2,065	1,952	113	5.8%
Large commercial & industrial	3,344	3,822	(478)	(12.5)%

	5,513	6,356	(843)	(13.3)%

Total PPO and delivery only	8,023	8,268	(245)	(3.0)%

Total retail deliveries	31,289	31,273	16	0.1%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Full service reflects deliveries to customers taking generation service under tariffed rates.

(c)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Three Months
	Ended
	March 31,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$951	$874	$77	8.8%
Small commercial & industrial	555	564	(9)	(1.6)%
Large commercial & industrial	351	353	(2)	(0.6)%
Public authorities & electric railroads	53	55	(2)	(3.6)%

Total full service	1,910	1,846	64	3.5%

PPO (ComEd only)(b)
Small commercial & industrial	65	51	14	27.5%
Large commercial & industrial	79	61	18	29.5%

	144	112	32	28.6%

Delivery only(c)
Residential	7	42	(35)	(83.3)%
Small commercial & industrial	50	54	(4)	(7.4)%
Large commercial & industrial	43	51	(8)	(15.7)%

	100	147	(47)	(32.0)%

Total PPO and delivery only	244	259	(15)	(5.8)%

Total electric retail revenues	2,154	2,105	49	2.3%

Wholesale and miscellaneous revenue(d)	167	126	41	32.5%

Total electric and other revenue	$2,321	$2,231	$90	4.0%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC. See Note 5 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information regarding CTC.

(b)	Revenues from customers choosing ComEd’s PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(c)	Delivery only revenue reflects revenue under tariffed rates from customers electing to receive generation service from an alternative electric supplier, which rates include a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

ComEd Electric Operating Statistics and Revenue Detail
      ComEd’s electric sales statistics and revenue detail are as follows:

	Three Months
	Ended
	March 31,

Retail Deliveries — (in GWhs)(a)	2005	2004	Variance	% Change

Full service(b)
Residential	7,111	7,013	98	1.4%
Small commercial & industrial	5,108	5,691	(583)	(10.2)%
Large commercial & industrial	1,780	1,471	309	21.0%
Public authorities & electric railroads	530	556	(26)	(4.7)%

Total full service	14,529	14,731	(202)	(1.4)%

Delivery only(c)
Small commercial & industrial	1,668	1,528	140	9.2%
Large commercial & industrial	3,158	3,672	(514)	(14.0)%

	4,826	5,200	(374)	(7.2)%

PPO
Small commercial & industrial	1,025	769	256	33.3%
Large commercial & industrial	1,485	1,143	342	29.9%

	2,510	1,912	598	31.3%

Total delivery only and PPO	7,336	7,112	224	3.1%

Total retail deliveries	21,865	21,843	22	0.1%

(a)	One GWh is the equivalent of one million kWh.

(b)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(c)	Delivery only revenue reflects revenue from customers electing to receive generation service from an alternative electric supplier.

	Three Months
	Ended
	March 31,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$565	$560	$5	0.9%
Small commercial & industrial	371	388	(17)	(4.4)%
Large commercial & industrial	88	83	5	6.0%
Public authorities & electric railroads	33	35	(2)	(5.7)%

Total full service	1,057	1,066	(9)	(0.8)%

Delivery only(b)
Small commercial & industrial	32	34	(2)	(5.9)%
Large commercial & industrial	38	47	(9)	(19.1)%

	70	81	(11)	(13.6)%

PPO(c)
Small commercial & industrial	65	51	14	27.5%
Large commercial & industrial	79	61	18	29.5%

	144	112	32	28.6%

Total delivery only and PPO	214	193	21	10.9%

Total electric retail revenues	1,271	1,259	12	1.0%
Wholesale and miscellaneous revenue(d)	115	77	38	49.4%

Total operating revenues	$1,386	$1,336	$50	3.7%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.

(b)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive generation service from an alternative electric supplier, which includes a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.

(c)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

PECO Electric Operating Statistics and Revenue Detail
      PECO’s electric sales statistics and revenue detail are as follows:

	Three Months
	Ended
	March 31,

Retail Deliveries — (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	3,268	2,744	524	19.1%
Small commercial & industrial	1,732	1,684	48	2.9%
Large commercial & industrial	3,510	3,617	(107)	(3.0)%
Public authorities & electric railroads	227	229	(2)	(0.9)%

Total full service	8,737	8,274	463	5.6%

Delivery only(b)
Residential	104	582	(478)	(82.1)%
Small commercial & industrial	397	424	(27)	(6.4)%
Large commercial & industrial	186	150	36	24.0%

Total delivery only	687	1,156	(469)	(40.6)%

Total retail deliveries	9,424	9,430	(6)	(0.1)%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an alternative electric supplier.

	Three Months
	Ended
	March 31,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$386	$314	$72	22.9%
Small commercial & industrial	184	176	8	4.5%
Large commercial & industrial	263	270	(7)	(2.6)%
Public authorities & electric railroads	20	20	—	—

Total full service	853	780	73	9.4%

Delivery only(b)
Residential	7	42	(35)	(83.3)%
Small commercial & industrial	18	20	(2)	(10.0)%
Large commercial & industrial	5	4	1	25.0%

Total delivery only	30	66	(36)	(54.5)%

Total electric retail revenues	883	846	37	4.4%

Wholesale and miscellaneous revenue(c)	52	49	3	6.1%

Total electric and other revenue	$935	$895	$40	4.5%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from an alternative electric supplier, which includes a distribution charge and a CTC.

(c)	Wholesale and miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

Energy Delivery’s and PECO’s Gas Sales Statistics and Revenue Detail
      Energy Delivery’s and PECO’s gas sales statistics and revenue detail were as follows:

	Three Months
	Ended
	March 31,

Deliveries to customers (in million cubic feet (mmcf))	2005	2004	Variance	% Change

Retail sales	30,134	29,803	331	1.1%
Transportation	7,545	7,132	413	5.8%

Total	37,679	36,935	744	2.0%

	Three Months
	Ended
	March 31,

Revenue	2005	2004	Variance	% Change

Retail sales	$350	$328	$22	6.7%
Transportation	5	5	—	—
Resales and other	5	11	(6)	(54.5)%

Total gas revenue	$360	$344	$16	4.7%

     Results of Operations — Generation

	Three Months
	Ended
	March 31,
			Favorable
	2005	2004	(Unfavorable)

Operating revenues	$2,020	$1,946	$74
Operating expenses
Purchased power	450	530	80
Fuel	358	568	210
Operating and maintenance(a)	609	618	9
Depreciation and amortization	62	55	(7)
Taxes other than income	35	47	12

Total operating expenses	1,514	1,818	304

Operating income	506	128	378

Other income and deductions
Interest expense	(29)	(26)	(3)
Equity in losses of unconsolidated affiliates	—	(2)	2
Other, net	18	19	(1)

Total other income and deductions	(11)	(9)	(2)

Income from continuing operations before income taxes and minority interest	495	119	376
Income taxes	191	46	(145)

Income from continuing operations before minority interest	304	73	231
Minority interest	—	(2)	2

Income from continuing operations	304	71	233
Discontinued operations
Loss from discontinued operations	(1)	(1)	—
Gain on disposal of discontinued operations	21	—	21
Income taxes	4	—	(4)

Income (loss) on discontinued operations	16	(1)	17

Income before cumulative effect of a change in accounting principle	320	70	250
Cumulative effect of a change in accounting principle (net of income taxes of $22 million for the three months ended March 31, 2004)	—	32	(32)

Net income	$320	$102	$218

(a)	Operating and maintenance expense for the three months ended March 31, 2004 has been adjusted to reflect a reduction in net periodic postretirement benefit cost of $3 million due to the adoption of FSP FAS 106-2. See Note 1 of the Combined Notes to Consolidated Financial Statements for additional information.

     Operating Revenues. For the three months ended March 31, 2005 and 2004, Generation’s sales were as follows:

	Three Months
	Ended
	March 31,

Revenue	2005	2004	Variance	% Change

Electric sales to affiliates	$1,118	$860	$258	30.0%
Wholesale and retail electric sales	660	884	(224)	(25.3)%

Total energy sales revenue	1,778	1,744	34	1.9%

Retail gas sales	189	169	20	11.8%
Trading portfolio	6	—	6	n.m.
Other revenue(a)	47	33	14	42.4%

Total revenue	$2,020	$1,946	$74	3.8%

(a)	Includes sales related to tolling agreements and fossil fuel sales.

	Three Months
	Ended
	March 31,

Sales (in GWhs)	2005	2004	Variance	% Change

Electric sales to affiliates	28,453	27,464	989	3.6%
Wholesale and retail electric sales	17,010	23,983	(6,973)	(29.1)%

Total sales	45,463	51,447	(5,984)	(11.6)%

      Trading volumes of 5,751 GWhs and 5,152 GWhs for the three months ended March 31, 2005 and 2004, respectively, are not included in the table above.
      Electric Sales to Affiliates. The increase in revenue from sales to affiliates of $214 million is due to higher prices associated with Generation’s PPA with ComEd. As a result of the Amended and Restated Power Purchase Agreement as of April 30, 2004 with ComEd, effective January 1, 2005, Generation began receiving higher prices from ComEd for its purchased power. The remaining increase was due to sales to Energy Delivery due to customers returning from alternative electric suppliers and increased volumes across all service territories.
      Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Sale of Boston Generating(a)	$(152)
Volume	(130)
Price	58

Decrease in wholesale and retail electric sales	$(224)

(a)	Sales of Boston Generating of $7 million were included in other revenues for 2004.
     Due to the sale of Boston Generating in May 2004, wholesale and retail sales decreased $152 million. The remaining decrease in wholesale and retail sales was primarily due to lower volumes sold to the market during the first quarter of 2005, although the power was sold at overall higher prices. Generation had less power to sell into the market as a result of the expiration of its purchase power agreement with Midwest Generation in 2004 and lower nuclear and fossil generation.
      Retail Gas Sales. Retail gas sales increased $20 million primarily due to higher prices.

      Other Revenues. The increase in other revenues of $14 million was primarily due to Generation’s operating agreement with a subsidiary of Tamuin International, Inc., formerly Sithe International, Inc. The increase was substantially offset by a corresponding increase in Generation’s operating and maintenance expense.
      Purchased Power and Fuel Expense. Generation’s supply sources are summarized below:

	Three Months
	Ended
	March 31,

Supply Source (in GWhs)	2005	2004	Variance	% Change

Nuclear generation	32,780	33,411	(631)	(1.9)%
Purchases — non-trading portfolio	9,546	11,691	(2,145)	(18.3)%
Fossil and hydroelectric generation(a)	3,137	6,345	(3,208)	(50.6)%

Total supply	45,463	51,447	(5,984)	(11.6)%

(a)	Fossil and hydroelectric supply mix changed as a result of decreased fossil fuel generation due to the sale of Boston Generating in May 2004.
     The changes in Generation’s purchased power and fuel expense for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Boston Generating	$(150)
Mark-to-market adjustments on economic hedges	(102)
Volume	(75)
Price	56
Other	(19)

Decrease in purchased power and fuel expense	$(290)

      Boston Generating. The decrease in purchased power and fuel expense for Boston Generating is due to the sale of the business in May 2004.
      Economic Hedges. Mark-to-market gains on hedging activities were $63 million for the three months ended March 31, 2005 compared to losses of $39 million for the same period of 2004. Approximately $9 million of the mark-to-market gains on hedging activities for the three months ended March 31, 2005 are anticipated to reverse subsequent to 2005.
      Volume. Generation experienced a decrease in purchased power expense primarily due to the expiration of its purchase power agreement with Midwest Generation.
      Price. The increase reflects overall higher market energy prices due to higher natural gas and oil prices during the first quarter of 2005.
      Other. Other decreases in purchased power and fuel expense were primarily due to $19 million of lower transmission expense resulting from reduced inter-region transmission charges, primarily associated with ComEd’s integration into PJM during the second quarter of 2004.

      Generation’s average margin per MWh of electricity sold for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months
	Ended
	March 31,

($/MWh)	2005	2004	% Change

Average electric revenue
Electric sales to affiliates	$39.29	$31.31	25.5%
Wholesale and retail electric sales	38.80	36.86	5.3%
Total — excluding the trading portfolio	39.11	33.90	15.4%
Average electric supply cost(a) — excluding the trading portfolio	$13.84	$18.17	(23.8)%
Average margin — excluding the trading portfolio	$25.27	$15.73	60.6%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include purchased power and fuel costs associated with retail gas sales.
     Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended March 31, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Boston Generating	$(28)
Addition of Tamuin International	15
Other	4

Decrease in operating and maintenance expense	$(9)

      The decrease in operating and maintenance expense was primarily due to the sale of Boston Generating in May 2004. The decrease in operating and maintenance expense was partially offset by $15 million of operating and maintenance expense associated with Generation’s operating agreement with a subsidiary of Tamuin International, Inc., formerly Sithe International, Inc. This increase was substantially offset by the corresponding increase in Generation’s other revenues discussed above.
      Nuclear fleet operating data and purchased power cost data for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months
	Ended
	March 31,

	2005	2004

Nuclear fleet capacity factor(a)	89.9%	90.5%
Nuclear fleet production cost per MWh(a)	$14.64	$14.29
Average purchased power cost for wholesale operations per MWh	$47.14	$45.33

(a)	Excludes Salem, which is operated by Public Service Enterprise Group Incorporated (PSEG).
     The lower nuclear fleet capacity factor resulted in a higher production cost for the three months ended March 31, 2005 as compared to the same period in 2004. There were four planned outages and seven unplanned outages that began during the three months ended March 31, 2005 compared to five planned outages and five unplanned outages that began during the same period in 2004. The decrease in generation is due to a higher number of planned and unplanned outage days by larger units in the three months ended March 31, 2005 as compared to the same period in 2004.
      In the three months ended March 31, 2005, both Quad Cities’ units operated at pre-Extended Power Uprate (EPU) generation levels as compared to the same period in 2004 when the Quad Cities’ units operated intermittently at EPU generation levels due to performance issues with their steam dryers. Generation plans additional expenditures to ensure safe and reliable operations at the EPU output levels in 2005.
      Depreciation and Amortization. The increase in depreciation and amortization expense for the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to increased amortization expense related to Generation’s ARC asset and the depreciation expense of recent capital additions, partially offset by a decrease in depreciation expense due to the sale of Boston Generating in May 2004.
      Taxes Other Than Income. The decrease in taxes other than income for the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to the reduction of the real estate tax reserve associated with the settlement over the Three Mile Island Nuclear Station (TMI) real estate assessment and due to the sale of Boston Generating in May 2004.
      Effective Income Tax Rate. The effective income tax rate was 38.6% for the three months ended March 31, 2005 compared to 38.7% for the same period in 2004. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Generation has sold or wound down substantially all components of AllEnergy, a business within Exelon Energy. As a result of these dispositions, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations for the three months ended March 31, 2005 within Generation’s Consolidated Statements of Income and Comprehensive Income. Generation accounted for Sithe as an equity method investment during the first quarter of 2004, and Generation’s portion of Sithe’s results from operations is included in the equity in losses of unconsolidated affiliates within Generation’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2004. The $1 million of loss included in discontinued operations for the quarter ended March 31, 2004 represents losses incurred by AllEnergy during this period. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and AllEnergy as discontinued operations and the sale of Sithe.
Liquidity and Capital Resources
      Exelon’s businesses are capital intensive and require considerable capital resources. These capital resources are primarily provided by internally generated cash flows from operations. When necessary, Exelon obtains funds from external sources in the capital markets and through bank borrowings. Exelon’s access to external financing at reasonable terms depends on Exelon and its subsidiaries’ credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to the extent that Exelon no longer has access to the capital markets at reasonable terms, Exelon has access to revolving credit facilities with aggregate bank commitments of $1.5 billion that it currently utilizes to support its commercial paper programs. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion. Exelon primarily uses its capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay common stock dividends, fund its pension obligations and invest in new and existing ventures. Exelon spends a significant amount of cash on construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in a rate-regulated environment in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, Exelon has historically operated with a working capital deficit. However, Exelon expects operating cash flows to be sufficient to meet operating and capital expenditure requirements. Future acquisitions that Exelon may undertake, beyond the proposed merger with PSEG, may require external debt financing or the issuance of Exelon common stock.
     Cash Flows from Operating Activities
      ComEd and PECO’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the third quarter of each fiscal year. ComEd and PECO’s future cash flows will be affected by the impact of the economy, weather, customer choice and future regulatory proceedings on their revenues and their ability to achieve operating cost reductions. Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities will be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs.
      Cash flows from operations have been, and are expected to continue to provide, a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements for the foreseeable future. Taking into account the factors noted above, Exelon also obtains cash from non-operating sources such as the proceeds from the debt issuance in 2005 to fund Exelon’s $2 billion pension contribution. Operating cash flows after 2006 could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder the ability to fund their business requirements. See “Business Outlook and the Challenges in Managing the Business” within Exelon’s 2004 Form 10-K for further information regarding the regulatory transition periods.
      Additionally, Exelon, through ComEd, has taken certain tax positions, which have been disclosed to the Internal Revenue Service (IRS), to defer the tax gain on the 1999 sale of its fossil generating assets. See Note 10 of the Combined Notes to the Consolidated Financial Statements for additional information regarding these tax positions.
      The following table provides a summary of the major items affecting Exelon’s cash flows from operations:

	Three Months
	Ended
	March 31,

	2005	2004	Variance

Net income	$521	$412	$109
Non-cash operating activities(a)	1,125	506	619
Income taxes	(344)	180	(524)
Changes in working capital and other noncurrent assets and liabilities(b)	(349)	(156)	(193)
Pension and postretirement healthcare benefit payments	(1,962)	(93)	(1,869)

Net cash flows (used in) provided by operations	$(1,009)	$849	$(1,858)

(a)	Represents depreciation, amortization and accretion, deferred income taxes, cumulative effect of a change in accounting principle, impairment of investments and long-lived assets and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.
     The reduction of cash flows from operations during the current year is primarily the result of $2 billion of discretionary contributions to Exelon’s pension plans during the first quarter of 2005, which was funded through a term loan agreement, as further described in the “Cash Flows from Financing Activities” section below. Of the total contribution, ComEd, PECO and Generation contributed $803 million, $109 million and $844 million, respectively. The ComEd and PECO contributions were fully funded by capital contributions from Exelon. The Generation contribution was primarily funded by capital contributions from Exelon and included $2 million from internally generated funds. Exelon does not anticipate making any additional contributions in the remainder of 2005.

      Cash flows (used in) provided by operations for the three months ended March 31, 2005 and 2004 by registrant were as follows:

	Three Months
	Ended
	March 31,

	2005	2004

ComEd	$(543)	$298
PECO	72	217
Generation	(238)	202
Other and eliminations	(300)	132

Exelon cash flows (used in) provided by operating activities	$(1,009)	$849

      Excluding the March 2005 discretionary pension contributions discussed above, changes in Exelon’s, ComEd’s, PECO’s and Generation’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business.
      In addition to the items mentioned in “Results of Operations” and the discretionary pension contributions discussed above, significant non-recurring operating cash flows for Exelon, ComEd, PECO and Generation for the three months ended March 31, 2005 and 2004 were as follows:

Exelon

•	In January 2005, Exelon received a $102 million Federal income tax refund for capital losses generated in 2003 related to its investment in Sithe, which were carried back to prior periods.

ComEd, PECO and Generation

•	There were no significant non-recurring operating cash flows during the periods ended March 31, 2005 and 2004.
     Cash Flows from Investing Activities
      Cash flows used in investing activities for the three months ended March 31, 2005 and 2004 were:

	Three Months
	Ended
	March 31,

	2005	2004

ComEd	$21	$25
PECO	(23)	(48)
Generation	(298)	(152)
Other and eliminations	(266)	(196)

Exelon cash flows used in investing activities	$(566)	$(371)

      Capital expenditures by registrant and business segment for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months
	Ended
	March 31,		Projected

	2005	2004	2005

ComEd	$184	$177	$742
PECO	56	47	281

Energy Delivery	240	224	1,023

Generation	247	213	1,073
Other(a)	2	—	56

Total Exelon capital expenditures	$489	$437	$2,152

(a)	Other primarily consists of corporate operations.
     Proposed capital expenditures and other investments for Exelon, ComEd, PECO and Generation are subject to periodic review and revision to reflect changes in economic conditions and other factors.
      ComEd and PECO. Approximately 50% and 65% of the projected 2005 capital expenditures at ComEd and PECO, respectively, are for continuing efforts to improve the reliability of its transmission and distribution systems. The remaining amount is for capital additions to support new business and customer growth. Exelon is continuing to evaluate its total capital spending requirements. Exelon anticipates that ComEd and PECO’s capital expenditures will be funded by internally generated funds, borrowings and the issuance of debt or preferred securities or capital contributions from Exelon.
      Generation. Generation’s capital expenditures for the three months ended March 31, 2005 reflect additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages) and nuclear fuel. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.
      Other significant investing activities for Exelon, ComEd, PECO and Generation for the three months ended March 31, 2005 and 2004 were as follows:

Exelon

•	Exelon contributed $28 million and $8 million to its investments in synthetic fuel-producing facilities during the three months ended March 31, 2005 and 2004, respectively.

ComEd

•	As a result of its prior contributions to the Exelon intercompany money pool, $207 million and $179 million were returned to ComEd during the three months ended March 31, 2005 and 2004, respectively.

PECO

•	As a result of its prior contributions to the Exelon intercompany money pool, $34 million was returned to PECO during the three months ended March 31, 2005.

Generation

•	On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe for cash proceeds of $97 million and the sale of 100% of Sithe to Dynegy, for net cash proceeds of $103 million. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of the sale of Sithe.

•	On March 31, 2004, Generation consolidated the assets and liabilities of Sithe under the provisions of FIN 46-R, which resulted in an increase in cash of $19 million. See Note 1 and Note 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the FIN 46-R consolidation of Sithe.

•	Generation received cash proceeds of $42 million from the January 2004 sale of three gas turbines that were classified as assets held for sale at December 31, 2003.

•	During the three months ended March 31, 2004, Generation used $53 million of restricted cash to support the operations of Boston Generating.

     Cash Flows from Financing Activities
      Cash flows provided by (used in) financing activities for the three months ended March 31, 2005 were:

	Three Months
	Ended
	March 31,

	2005	2004

ComEd	$597	$(341)
PECO	(48)	(107)
Generation	357	(108)
Other and eliminations	530	84

Exelon cash flows provided by (used in) financing activities	$1,436	$(472)

      On March 7, 2005, Exelon entered into a $2 billion term loan agreement, which was fully borrowed as of March 31, 2005. The loan proceeds were used to fund discretionary contributions of $2 billion to Exelon’s pension plans, including contributions of $803 million, $109 million and $842 million by ComEd, PECO and Generation, respectively. To facilitate the contributions by ComEd, PECO and Generation, Exelon contributed the corresponding amounts to the capital of each company. Amounts outstanding under the term loan agreement bear interest at a variable rate determined, at Exelon’s option, by either the Base Rate or the Eurodollar Rate (as defined in the term loan agreement) plus an applicable margin and are due in full on December 1, 2005. The applicable weighted average interest rate as of March 31, 2005 was 3.40%. Exelon is required to use the proceeds from certain third-party financings to repay amounts outstanding under the term loan agreement and expects to repay the amount outstanding primarily with the proceeds from long-term debt financing that Exelon expects will be issued later this year.
      In addition, on April 1, 2005, Exelon entered into a $500 million term loan agreement that was subsequently fully borrowed to reduce the $2 billion term loan referenced above. See Note 18 of the Combined Notes to Consolidated Financial Statements for further discussion.
      Cash dividend payments and distributions for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months
	Ended
	March 31,

	2005	2004

Exelon	$267	$181
ComEd	138	103
PECO	116	91
Generation	239	54

      See “Dividends” section of ITEM 5 of Exelon’s 2004 Form 10-K for a further discussion of Exelon’s dividend policy.
      Intercompany Money Pool (Generation). Generation’s net borrowings from the Exelon intercompany money pool decreased $246 million and $190 million during the three months ended March 31, 2005 and 2004, respectively.
      From time to time and as market conditions warrant, Exelon, ComEd, PECO and Generation may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen its balance sheet.
     Credit Matters
      Exelon Credit Facility. Exelon, ComEd, PECO and Generation meet their short-term liquidity requirements primarily through the issuance of commercial paper. At March 31, 2005, Exelon, ComEd, PECO and Generation participated with a group of banks in a $1 billion unsecured revolving facility maturing on July 16, 2009, and a $500 million unsecured revolving facility maturing on October 31, 2006. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon, ComEd, PECO and Generation and to issue letters of credit.
      At March 31, 2005, Exelon, ComEd, PECO and Generation had the following sublimits and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

			Outstanding
	Bank	Available	Commercial
Borrower	Sublimit(a)	Capacity(b)	Paper

Exelon Corporate	$700	$700	$290
ComEd	50	24	—
PECO	300	300	36
Generation	450	354	—

(a)	Sublimits under the credit agreements can change upon written notification to the bank group.

(b)	Available capacity represents primarily the bank sublimit net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.
     Interest rates on the advances under the credit agreements are based on either the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreements at the time of borrowing or prime. The maximum LIBOR adder would be 170 basis points. For the three months ended March 31, 2005, Exelon’s average interest rate on notes payable was approximately 2.57%.
      The $2 billion term loan agreement requires Exelon and the credit agreements require Exelon, ComEd, PECO and Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon Corporate and Generation, revenues from Exelon New England Holding Company, LLC (Exelon New England) and Sithe and interest on the debt of their project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the three-month period ended March 31, 2005:

	Exelon	ComEd	PECO	Generation

Credit agreement threshold	2.65 to 1	2.25 to 1	2.25 to 1	3.25 to 1
      At March 31, 2005, each of Exelon, ComEd, PECO and Generation were in compliance with the foregoing thresholds.

      Capital Structure. At March 31, 2005, the capital structures of Exelon, ComEd, PECO and Generation consisted of the following:

	Exelon
	Consolidated	ComEd	PECO(a)	Generation

Long-term debt	29%	26%	19%	32%
Long-term debt to affiliates(b)	21	13	56	—
Common equity	40	61	23	—
Member’s equity	—	—	—	67
Preferred securities	—	—	1	—
Notes payable(c)	10	—	1	1
Minority interest	—	—	—	—

(a)	As of March 31, 2005, PECO’s capital structure, excluding the deduction from shareholders’ equity of the $1.3 billion receivable from Exelon (which amount is deducted for GAAP purposes as reflected in the table, but is excluded from the percentages in this footnote), consisted of 37% common equity, 1% preferred securities and 62% long-term debt, including long-term debt to unconsolidated affiliates.

(b)	Includes $5 billion, $2 billion and $4 billion owed to unconsolidated affiliates of Exelon, ComEd and PECO, respectively, that qualify as special purpose entities under FIN 46-R. These special purpose entities were created for the sole purpose of issuing debt obligations to securitize intangible transition property and CTCs of Energy Delivery or mandatorily redeemable preferred securities. See Note 1 of the Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Form 10-K for further information regarding FIN 46-R.

(c)	Does not include $2 billion of Exelon’s short-term debt that will be refinanced primarily with long-term debt by the end of 2005. See Note 7 of the Combined Notes to Consolidated Financial Statements for additional information regarding the $2 billion term loan agreement.
     Intercompany Money Pool. Exelon operates an intercompany money pool to provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing. Participation in the money pool is subject to authorization by the corporate treasurer. ComEd and its subsidiary, Commonwealth Edison Company of Indiana, Inc. (ComEd of Indiana), PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon and UII, LLC, a wholly owned subsidiary of Exelon, may participate as lenders. Funding of, and borrowings from, the money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest or, if from an external source, specific borrowing rates. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended March 31, 2005 are described in the following table in addition to the net contribution or borrowing as of March 31, 2005:

			March 31,
			2005
	Maximum	Maximum	Contributed
	Invested	Borrowed	(Borrowed)

ComEd	$517	$—	$101
PECO	210	—	—
Generation	—	540	(37)
BSC	—	156	(64)
UII, LLC	2	—	—

	For the
	Three Months
	Ended
	March 31, 2005

	Interest	Interest
	Received	Paid

ComEd	$2	$—
PECO	1	—
Generation	—	2
BSC	—	1
UII, LLC	—	—
      Sithe Long-Term Debt. Debt totaling approximately $820 million was eliminated from the Consolidated Balance Sheets of Exelon and Generation as a result of the sale of Sithe that occurred on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion regarding the sale of Sithe.
      Security Ratings. Access to the capital markets by Exelon, ComEd, PECO and Generation, including the commercial paper market, and its financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. The securities ratings of Exelon, ComEd, PECO or Generation have not changed from those set forth in Exelon’s 2004 Form 10-K. None of Exelon’s borrowings is subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under Exelon’s credit agreements.
      Shelf Registration. As of March 31, 2005, Exelon, ComEd and PECO have current effective shelf registration statements for the sale of $2 billion, $555 million and $550 million, respectively, of securities. The ability of Exelon, ComEd or PECO to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.
      Fund Transfer Restrictions. On April 1, 2004, Exelon obtained an order from the SEC under the Public Utilities Holding Company Act of 1935 (PUHCA) authorizing, through April 15, 2007, financing transactions, including the issuance of common stock, preferred securities, equity-linked securities, long-term debt and short-term debt in an aggregate amount not to exceed $8.0 billion above the amount outstanding for Exelon Corporate and Generation at December 31, 2003. Securities of $1.2 billion above the amount outstanding at December 31, 2003 have been issued under the above-described order. Exelon is also authorized to issue guarantees, letters of credit, or otherwise provide credit support with respect to the obligations of its subsidiaries and non-affiliated third parties in the normal course of business of up to $6.0 billion outstanding at any one time. At March 31, 2005, Exelon had provided $1.7 billion of guarantees and letters of credit under the SEC order. See “Contractual Obligations and Off-Balance Sheet Arrangements” in this section for further discussion of guarantees. The SEC order requires Exelon to maintain a ratio of common equity to total capitalization (including securitization debt) of not less than 30%. At March 31, 2005, Exelon’s common equity ratio was 40%. Exelon expects that it will maintain a common equity ratio of at least 30%.
      Exelon is also limited by the April 1, 2004 order to an aggregate investment of $4.0 billion in exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). At March 31, 2005, Exelon had invested $1.4 billion in EWGs, leaving $2.6 billion of investment authority under the order. In that order, the SEC reserved jurisdiction over an additional $3.0 billion in investments in EWGs.
      Under PUHCA, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at ComEd, PECO or Generation may limit the dividends that these companies can distribute to Exelon. At March 31, 2005, Exelon had retained earnings of $3.6 billion, including ComEd’s retained earnings of $1,034 million (all of which had been appropriated for future dividend payments), PECO’s retained earnings of $620 million and Generation’s undistributed earnings of $842 million.
      Exelon’s, ComEd’s, PECO’s and Generation’s additional fund transfer restrictions as of March 31, 2005 were materially unchanged from the discussion within Exelon’s 2004 Form 10-K.
     Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Exelon’s, ComEd’s, PECO’s and Generation’s contractual obligations and commercial commitments as of March 31, 2005 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2004 Form 10-K except for the following:

Exelon

•	Interest payments of $71 million, $132 million, $115 million and $849 million for payments due in 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively were eliminated due to the sale of Sithe on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for information regarding the sale of Generation’s investment in Sithe.

•	Letters of credit decreased $86 million, primarily as a result of the sale of Sithe. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion. Guarantees decreased $66 million, primarily as a result of the wind-down of Enterprises’ operations.

ComEd and PECO

•	IRS Refund Claims. ComEd and PECO had entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultants of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the merger among PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO/ Unicom Merger) would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO/ Unicom Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of these refund claims.

In 2004, the IRS granted preliminary approval for one of ComEd’s refund claims and final approval was obtained in the first quarter of 2005. The investment tax credit refund and associated interest have been recorded in the financial statements. Approximately $14 million of tax and interest benefit is reflected in the financial statements of which $12 million ($9 million after-tax) was recorded to goodwill under the provisions of EITF Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” As a result, in 2005 ComEd recorded an additional consulting expense of $2 million (pre-tax). This amount along with the $5 million (pre-tax) expense recorded in 2004 resulted in a decrease to the prepayment from $11 million to $4 million. The charges represent an estimate of the fee to the tax consultant which may be adjusted upward or downward depending on the IRS’ final calculation of the interest benefit.

Based on recent negotiations with the IRS, PECO believes it will receive a refund related to one of its claims. As of March 31, 2005, PECO had not reflected the tax benefit associated with the refund claim pending final approval of the IRS. During the first quarter of 2005, PECO eliminated its prepaid tax consultant fee and recorded an additional accrual of $4 million resulting in a total pre-tax charge of $9 million. The charge represents an estimate of the fee to the tax consultant which may be adjusted upward or downward depending on the final resolution of the matter with the IRS.

Generation

•	Interest payments of $71 million, $132 million, $115 million and $849 million for payments due in 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively were eliminated due to the sale of Sithe on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for information regarding the sale of Generation’s investment in Sithe.

•	Letters of credit decreased $87 million, primarily as a result of the sale of Sithe. Guarantees decreased $18 million, primarily as a result of the sale of Sithe. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion.

COMMONWEALTH EDISON COMPANY

General
      ComEd operates in a single business segment and its operations consist of the regulated retail sale of electricity and distribution and transmission services in northern Illinois.

Executive Overview
      A discussion of items pertinent to ComEd’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$1,386	$1,336	$50
Operating expenses
Purchased power	820	533	(287)
Operating and maintenance(a)	203	215	12
Depreciation and amortization	97	102	5
Taxes other than income	78	79	1

Total operating expense	1,198	929	(269)

Operating income	188	407	(219)

Other income and deductions
Interest expense	(74)	(106)	32
Equity in losses of unconsolidated affiliates	(4)	(3)	(1)
Other, net	6	9	(3)

Total other income and deductions	(72)	(100)	28

Income before income taxes	116	307	(191)
Income taxes	46	123	77

Net income	$70	$184	$(114)

(a)	Operating and maintenance expense for the three months ended March 31, 2004 has been adjusted to reflect a reduction in net periodic postretirement benefit cost of $2 million due to the adoption of FSP FAS 106-2. See Note 1 of the Combined Notes to Consolidated Financial Statements for additional information.

Net Income
      ComEd’s net income for the three months ended March 31, 2005 compared to the same period in 2004 decreased primarily as a result of higher purchased power expense associated with its PPA with Generation, effective January 1, 2005 partially offset by lower interest expense.
      A discussion of ComEd’s results of operations is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources
      ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to a revolving credit facility that ComEd currently utilizes to support its commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
      Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, the payment of dividends and contributions to Exelon’s pension plans.

Cash Flows from Operating Activities
      A discussion of items pertinent to ComEd’s cash flows from operating activities is set forth under “Cash Flows from Operating Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Investing Activities
      A discussion of items pertinent to ComEd’s cash flows from investing activities is set forth under “Cash Flows from Investing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Financing Activities
      A discussion of items pertinent to ComEd’s cash flows from financing activities is set forth under “Cash Flows from Financing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Credit Matters
      A discussion of credit matters pertinent to ComEd is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      A discussion of ComEd’s contractual obligations, commercial commitments and off-balance sheet obligations is set forth under “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

PECO ENERGY COMPANY

General
      PECO operates in a single business segment, and its operations consist of the regulated retail sale of electricity and distribution and transmission services in southeastern Pennsylvania and the retail sale of natural gas and distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

Executive Overview
      A discussion of items pertinent to PECO’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$1,295	$1,239	$56
Operating expenses
Purchased power	432	396	(36)
Fuel	265	250	(15)
Operating and maintenance(a)	134	134	—
Depreciation and amortization	136	125	(11)
Taxes other than income	54	58	4

Total operating expenses	1,021	963	(58)

Operating income	274	276	(2)

Other income and deductions
Interest expense	(72)	(77)	5
Equity in losses of unconsolidated affiliates	(4)	(7)	3
Other, net	2	2	—

Total other income and deductions	(74)	(82)	8

Income before income taxes	200	194	6
Income taxes	71	62	(9)

Net income	129	132	(3)
Preferred stock dividends	1	1	—

Net income on common stock	$128	$131	$(3)

(a)	Operating and maintenance expense for the three months ended March 31, 2004 has been adjusted to reflect a reduction in net periodic postretirement benefit cost of $1 million due to the adoption of FSP FAS 106-2. See Note 1 of the Combined Notes to Consolidated Financial Statements for additional information.

Net Income
      PECO’s net income on common stock for the three months ended March 31, 2005 was generally comparable to the same period in 2004.
      A discussion of PECO’s results of operations is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources
      PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility that PECO currently utilizes to support its commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
      Capital resources are used primarily to fund PECO’s capital requirements, including construction, retirement of debt, the payment of dividends and contributions to Exelon’s pension plans.

Cash Flows from Operating Activities
      A discussion of items pertinent to PECO’s cash flows from operating activities is set forth under “Cash Flows from Operating Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Investing Activities
      A discussion of items pertinent to PECO’s cash flows from investing activities is set forth under “Cash Flows from Investing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Financing Activities
      A discussion of items pertinent to PECO’s cash flows from financing activities is set forth under “Cash Flows from Financing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Credit Matters
      A discussion of credit matters pertinent to PECO is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      A discussion of PECO’s contractual obligations, commercial commitments and off-balance sheet obligations is set forth under “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

EXELON GENERATION COMPANY, LLC

General
      Generation operates as a single segment and consists principally of the electric generating facilities and wholesale energy marketing operations of Generation, the competitive retail sales business of Exelon Energy Company and certain other generation projects.

Executive Overview
      A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      A discussion of Generation’s results of operations is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
Liquidity and Capital Resources
      Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to a revolving credit facility that Generation currently utilizes to support is commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
      Capital resources are used primarily to fund Generation’s capital requirements, including construction, retirement of debt, the payment of distributions to Exelon, contributions to Exelon’s pension plans and investments in new and existing ventures. Future acquisitions could require external financing or borrowings or capital contributions from Exelon.

Cash Flows from Operating Activities
      A discussion of items pertinent to Generation’s cash flows from operating activities is set forth under “Cash Flows from Operating Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Investing Activities
      A discussion of items pertinent to Generation’s cash flows from investing activities is set forth under “Cash Flows from Investing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Cash Flows from Financing Activities
      A discussion of items pertinent to Generation’s cash flows from financing activities is set forth under “Cash Flows from Financing Activities” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Credit Matters
      A discussion of credit matters pertinent to Generation is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      A discussion of Generation’s contractual obligations, commercial commitments and off-balance sheet obligations is set forth under “Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Exelon, ComEd, PECO and Generation are exposed to market risks associated with credit and interest rates. Exelon and Generation are also exposed to market risks associated with commodity and equity prices. The inherent risk in market-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, counterparty credit, interest rates and equity security prices. Exelon’s Risk Management Committee (RMC) sets forth risk management policies and objectives and establishes procedures for risk assessment, control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity and risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning, vice president of strategy, vice president of audit services and officers from each of Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the derivative and risk management activities.
Commodity Price Risk (Exelon and Generation)
      Commodity price risk is associated with market price movements resulting from excess or insufficient generation, changes in fuel costs, market liquidity and other factors. Trading activities and non-trading marketing activities include the purchase and sale of electric capacity, energy and fossil fuels, including oil, gas, coal and emission allowances. The availability and prices of energy and energy-related commodities are subject to fluctuations due to factors such as weather, governmental environmental policies, changes in supply and demand, state and Federal regulatory policies and other events. Additionally, ComEd has exposure to commodity price risk in relation to CTC revenues collected from its customers.
      In connection with the 2001 corporate restructuring, Generation entered into a PPA, as amended, with ComEd under which Generation has agreed to supply all of ComEd’s load obligations through 2006. At times, ComEd’s load obligations are greater than the capacity of Generation’s owned generating units in the ComEd region. As such, Generation procures power through purchase power and lease agreements and has contracted for access to additional generation through bilateral long-term PPAs. In 2004, Generation retained 3,858 MWs of capacity under the terms of three then-existing PPAs with Midwest Generation, LLC (Midwest Generation). Generation’s contract to purchase power from Midwest Generation expired at the end of 2004. In 2005 and 2006, Generation will be required to procure the necessary power for ComEd through market purchases and other means. Generation’s exposure to market price movements in the ComEd region has increased in 2005 compared to prior years due to the expiration of the Midwest Generation contract.

Generation

Normal Operations and Hedging Activities
      Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including Energy Delivery’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is three years. Generation has an estimated 92% hedge ratio in 2005 for its energy marketing portfolio. This hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to Energy Delivery’s retail load. Energy Delivery’s retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its commitment to Energy Delivery. Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any efforts to mitigate market price exposure, the estimated market price exposure for Generation’s unhedged non-trading portfolio associated with a ten percent reduction in the annual average around-the-clock market price of electricity is approximately a $41 million decrease in net income. This sensitivity assumes a 92% hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities
      Generation began to use financial contracts for proprietary trading purposes in the second quarter of 2001. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the quarter ended March 31, 2005 resulted in a $5 million gain (before income taxes), all of which represented an unrealized mark-to-market gain. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $100,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations of $1,212 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities.
      Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Non-trading contracts qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in the Critical Accounting Policies and Estimates section of Exelon’s 2004 Form 10-K. Those that do not are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying hedge contracts are recorded in other comprehensive income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings.
      The following detailed presentation of Generation’s trading and non-trading marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).
      The following table provides detail on changes in Generation’s mark-to-market net liability balance sheet position from January 1, 2005 to March 31, 2005. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings, as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total

Total mark-to-market energy contract net liabilities at January 1, 2005	$(145)
Total change in fair value during 2005 of contracts recorded in earnings	58
Reclassification to realized at settlement of contracts recorded in earnings	10
Reclassification to realized at settlement from OCI	87
Effective portion of changes in fair value — recorded in OCI	(291)
Purchase/sale/disposal of existing contracts or portfolios subject to mark-to-market	(96)

Total mark-to-market energy contract net liabilities at March 31, 2005	$(377)

      The following table details the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004

Current assets	$579	$403
Noncurrent assets	316	373

Total mark-to-market energy contract assets	895	776

Current liabilities	(865)	(598)
Noncurrent liabilities	(407)	(323)

Total mark-to-market energy contract liabilities	(1,272)	(921)

Total mark-to-market energy contract net liabilities	$(377)	$(145)

      The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available varies by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2005 that may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
      The following table, which presents maturity and source of fair value of mark-to-market energy contract net liabilities, provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of Generation’s total mark-to-market asset or liability. Second, this table provides the maturity, by year, of Generation’s net assets/liabilities, giving an indication of when these mark-to-market amounts will settle and either generate or require cash.

	Maturities Within

						2010 and	Total Fair
(In millions)	2005	2006	2007	2008	2009	Beyond	Value

Normal Operations, qualifying cash-flow hedge contracts(a):
Actively quoted prices	$3	$—	$—	$—	$—	$—	$3
Prices provided by other external sources	(283)	(122)	(26)	—	—	—	(431)

Total	$(280)	$(122)	$(26)	$—	$—	$—	$(428)

Normal Operations, other derivative contracts(b):
Actively quoted prices	$66	$17	$(1)	$—	$—	$—	$82
Prices provided by other external sources	(31)	1	3	—	—	—	(27)
Prices based on model or other valuation methods	6	(7)	(3)	—	—	—	(4)

Total	$41	$11	$(1)	$—	$—	$—	$51

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in other comprehensive income.

(b)	Mark-to-market gains and losses on other non-trading and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.

     The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of March 31, 2005. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, because under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s derivatives. The table also includes a roll forward of accumulated OCI related to cash-flow hedges from January 1, 2005 to March 31, 2005, providing insight into the drivers of the changes (the value of hedges and reclassification from OCI into earnings). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity,
	Net of Income Tax

	Power Team Normal	Interest-Rate	Total
	Operations and	and Other	Cash-Flow
(In millions)	Hedging Activities	Hedges	Hedges

Accumulated OCI derivative loss at January 1, 2005	$(137)	$(9)	$(146)
Changes in fair value	(176)	(2)	(178)
Reclassifications from OCI to net income	54	—	54

Accumulated OCI derivative loss at March 31, 2005	$(259)	$(11)	$(270)

Credit Risk (Exelon and Generation)

Generation
      Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment. Generation manages counterparty credit risk through established policies, including counterparty credit limits and, in some cases, requiring deposits and letters of credit to be posted by certain counterparties. Generation’s counterparty credit limits are based on a scoring model that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. Generation has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

      The following tables provide information on Generation’s credit exposure, net of collateral, as of March 31, 2005. The tables further delineate that exposure by the credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through Independent System Operators (ISOs) which are discussed below.

	Total			Number Of	Net Exposure Of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating as of March 31, 2005(a)	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure

Investment grade	$210	$32	$178	3	$78
Non-investment grade	31	15	16	—	—
No external ratings Internally rated — investment grade	14	3	11	—	—
Internally rated — non- investment grade	3	—	3	—	—

Total	$258	$50	$208	3	$78

(a)	This table does not include accounts receivable exposure and forward credit exposure related to Exelon Energy.

	Maturity of Credit Risk Exposure

			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating as of March 31, 2005(a)	2 Years	2-5 Years	5 Years	Collateral

Investment grade	$208	$2	$—	$210
Non-investment grade	27	4	—	31
No external ratings
Internally rated — investment grade	14	—	—	14
Internally rated — non-investment grade	3	—	—	3

Total	$252	$6	$—	$258

(a)	This table does not include accounts receivable exposure and forward credit exposure related to Exelon Energy.
     Collateral. As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of capacity, energy, fuels and emissions allowances. These contracts either contain express provisions or otherwise permit Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, the obligation to supply the collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. If Generation can reasonably claim that it is willing and financially able to perform its obligations, it may be possible to successfully argue that no collateral should be posted or that only an amount equal to two or three months of future payments should be sufficient.
      ISOs. Generation participates in the following established, real-time energy markets that are administered by ISOs: PJM, ISO New England, New York ISO, California ISO, MISO, Southwest Power Pool, Inc. and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the ISOs. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by the ISOs, the ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on Generation’s financial condition, results of operations or net cash flows.

Exelon
      Exelon’s consolidated balance sheets included a $491 million net investment in direct financing leases as of March 31, 2005. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1,492 million, less unearned income of $1,001 million. The future minimum lease payments are supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.
Interest-Rate Risk (Exelon, ComEd, PECO and Generation)

Variable Rate Debt
      The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. As of March 31, 2005, a hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $0.5 million decrease in Exelon’s pre-tax earnings. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease in pre-tax earnings of less than $1 million at ComEd, PECO and Generation.

Cash-Flow Hedges

Exelon
      Exelon has forward-starting interest-rate swaps in the aggregate notional amount of $1,200 million. At March 31, 2005, these interest-rate swaps, designated as cash-flow hedges, had an aggregate fair market value of $42 million based on the present value difference between the contract and market rates at March 31, 2005. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount counterparties would pay Exelon.
      The aggregate fair value of Exelon’s interest-rate swaps designated as cash-flow hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2005 is estimated to be $20 million in the counterparties’ favor. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount Exelon would pay the counterparties.
      The aggregate fair value of Exelon’s interest-rate swaps designated as cash-flow hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2005 is estimated to be $99 million in Exelon’s favor. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount the counterparties would pay Exelon.

ComEd
      In the first quarter of 2005, ComEd entered into four forward-starting interest-rate swaps in the aggregate notional amount of $280 million to lock in interest-rate levels in anticipation of a future financing. These forward-starting interest-rate swaps, designated as cash-flow hedges, had an aggregate fair market value of $(3) million based on the present value difference between the contract and market rates at March 31, 2005. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount ComEd would pay the counterparties.

      The aggregate fair value of ComEd’s interest-rate swaps designated as cash-flow hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2005 is estimated to be $25 million in the counterparties’ favor. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount ComEd would pay the counterparties.
      The aggregate fair value of ComEd’s interest-rate swaps designated as cash-flow hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2005 is estimated to be $17 million in ComEd’s favor. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount the counterparties would pay ComEd.

Generation and PECO
      At March 31, 2005, PECO and Generation did not have any interest-rate swaps designated as cash-flow hedges.

Fair-Value Hedges

ComEd
      ComEd has fixed-to-floating interest-rate swaps in order to maintain its targeted percentage of variable-rate debt associated with fixed-rate debt issuances in the aggregate amount of $240 million. At March 31, 2005, these interest-rate swaps, designated as fair-value hedges, had an aggregate fair market value of less than $1 million based on the present value difference between the contract and market rates at March 31, 2005. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount counterparties would pay ComEd.
      The aggregate fair value of ComEd’s interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2005 is estimated to be $7 million in ComEd’s favor. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount counterparties would pay ComEd.
      The aggregate fair value of ComEd’s interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2005 is estimated to be $6 million in the counterparties’ favor. If these derivative instruments had been terminated at March 31, 2005, this estimated fair value represents the amount ComEd would pay the counterparties.

Generation and PECO
      At March 31, 2005, PECO and Generation did not have any interest-rate swaps designated as fair-value hedges.
Equity Price Risk (Exelon and Generation)
      Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2005, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $329 million reduction in the fair value of the trust assets. See Defined Benefit Pension and Other Postretirement Welfare Benefits in the Critical Accounting Estimates section within Exelon’s 2004 10-K for information regarding the pension and other postretirement benefit trust assets.

Item 4.	Controls and Procedures
      During the first quarter of 2005, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
      Accordingly, as of March 31, 2005, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Exelon
      See “PJM Billing Error” within the litigation section of Note 13 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

ComEd
      See “Retail Rate Law” within the litigation section of Note 13 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

PECO and Generation
      See “Real Estate Tax Appeals” within the litigation section of Note 13 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

Cromby Generating Station (Generation)
      In the first quarter of 2005, the Pennsylvania Department of Environmental Protection (PaDEP) sent to Generation a proposed Consent Assessment of Civil Penalty (CACP) in the amount of $707,300 based on SO2 emissions in excess of the Clean Air Act Title V Permit limitations at the Cromby Generating Station. The excess was caused by a problem with the plant’s continuous emissions monitoring (CEM) software. The problem was discovered in 2004 and immediately corrected and did not significantly affect compliance with annual Title IV SO2 allowance surrender requirements. Generation is in discussions with the PaDEP regarding resolution of the proposed CACP. It is Generation’s position that the problems with the CEM software were caused by a third party contractor, and Exelon will seek indemnification from the contractor for payment of the civil penalty.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Exelon
      The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock. All share and per-share amounts included in the table below have been adjusted to reflect the stock split.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(a)	Paid per Share	or Programs(b)	or Programs

January 1 – January 31, 2005	6,423	43.49	—	(b	)
February 1 – February 28, 2005	196,062	44.26	—	(b	)
March 1 – March 31, 2005	1,706	44.13	—	(b	)

Total	204,191	44.24		(b	)

(a)	Shares other than those purchased as a part of a publicly announced plan primarily represent restricted shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares and shares repurchased from a retired executive.

(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The share repurchase program has no specified limit and no specified termination date.

Item 5.	Other Information

(a) Exelon, ComEd and Generation

Regulatory Issues (Exelon ComEd)
      See Note 5 of the Combined Notes to Consolidated Financial Statements and Exelon’s “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Executive Overview” for a discussion of regulatory developments.

Clean Air Interstate Rule (Generation)
      On March 10, 2005, the United States Environmental Protection Agency (EPA) issued its final Clean Air Interstate Rule (CAIR). The CAIR covers 28 eastern states and will require significant powerplant reductions of nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions across the covered region. The NOx program reductions start in 2009, with a second reduction occurring in 2015, and the SO2 program reductions start in 2010, with a second reduction in 2015.
      On March 15, 2005, the EPA issued its final Clean Air Mercury Rule (CAMR) designed to cap mercury emissions from coal-fired power plants. The mercury program reductions start in 2010 with a second reduction occurring in 2018.

      Several states are expected to challenge EPA’s final CAMR which, if successful, could result in revisions to the regulatory requirements. Other states, or regional groups of states, are expected to pursue additional emission reductions beyond the CAIR and CAMR requirements.
      Generation is currently evaluating its compliance options with regard to both federal rulemakings. Compliance decisions will, in part, be influenced by requirements established by future state-level rulemakings that are required to implement the federal CAIR and CAMR requirements.

Item 6.	Exhibits

2-1	—	Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 1-01401, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 2-1).
2-2	—	Agreement and Plan of Merger between Exelon Corporation and Public Service Enterprise Group Incorporated dated as of December 20, 2004 (File No. 1-16169, Form 8-K dated December 21, 2004, Exhibit 2.1).

3-1	—	Articles of Incorporation of Exelon Corporation (Registration Statement No. 333-37082, Form S-4, Exhibit 3-1).

3-2	—	Amendment to Articles of Incorporation for Exelon Corporation (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2004, Exhibit 3-1).

3-3	—	Amended and Restated Bylaws of Exelon Corporation, adopted January 27, 2004 (File No. 1-16169, 2003 Form 10-K, Exhibit 3-2).

3-4	—	Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-01401, 2000 Form 10-K, Exhibit 3-3).

3-5	—	Bylaws of PECO Energy Company, adopted February 26, 1990 and amended January 26, 1998 (File No. 1-01401, 1997 Form 10-K, Exhibit 3-2).

3-6	—	Restated Articles of Incorporation of Commonwealth Edison Company effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock” (File No. 1-1839, 1994 Form 10-K, Exhibit 3-2).

3-7	—	Bylaws of Commonwealth Edison Company, effective September 2, 1998, as amended through October 20, 2000 (File No. 1-1839, 2000 Form 10-K, Exhibit 3-6).

3-8	—	Certificate of Formation of Exelon Generation Company, LLC (Registration Statement No. 333-85496, Form S-4, Exhibit 3-1).

3-9	—	First Amended and Restated Operating Agreement of Exelon Generation Company, LLC executed as of January 1, 2001 (File No. 333-85496, 2003 Form 10-K, Exhibit 3-8).

4-1	—	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor), (Registration No. 2-2281, Exhibit B-1).

4-1-1	—	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

Dated as of	File Reference	Exhibit No.

May 1, 1927	2-2881	B-1(c)
March 1, 1937	2-2881	B-1(g)
December 1, 1941	2-4863	B-1(h)
November 1, 1944	2-5472	B-1(i)
December 1, 1946	2-6821	7-1(j)
September 1, 1957	2-13562	2(b)-17
May 1, 1958	2-14020	2(b)-18
March 1, 1968	2-34051	2(b)-24
March 1, 1981	2-72802	4-46
March 1, 1981	2-72802	4-47
December 1, 1984	1-01401, 1984 Form 10-K	4-2(b)
April 1, 1991	1-01401, 1991 Form 10-K	4(e)-76
December 1, 1991	1-01401, 1991 Form 10-K	4(e)-77
June 1, 1992	1-01401, June 30, 1992 Form 10-Q	4(e)-81
March 1, 1993	1-01401, 1992 Form 10-K	4(e)-86
May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-88

Dated as of	File Reference	Exhibit No.

May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-89
August 15, 1993	1-01401, Form 8-A dated August 19, 1993	4(e)-92
May 1, 1995	1-01401, Form 8-K dated May 24, 1995	4(e)-96
September 15, 2002	1-01401, September 30, 2002 Form 10-Q	4-1
October 1, 2002	1-01401, September 30, 2002 Form 10-Q	4-2
April 15, 2003	0-16844, March 31, 2003 Form 10-Q	4.1
April 15, 2004	0-16844, September 30, 2004 Form 10-Q	4-1-1

4-2	—	Exelon Corporation Dividend Reinvestment and Stock Purchase Plan (Registration Statement No. 333-84446, Form S-3, Prospectus).

4-3	—	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Midwest Trust Company, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944. (File No. 2-60201, Form S-7, Exhibit 2-1).

4-3-1	—	Supplemental Indentures to aforementioned Commonwealth Edison Mortgage.

Dated as of	File Reference	Exhibit No.

August 1, 1946	2-60201, Form S-7	2-1
April 1, 1953	2-60201, Form S-7	2-1
March 31, 1967	2-60201, Form S-7	2-1
April 1,1967	2-60201, Form S-7	2-1
February 28, 1969	2-60201, Form S-7	2-1
May 29, 1970	2-60201, Form S-7	2-1
June 1, 1971	2-60201, Form S-7	2-1
April 1, 1972	2-60201, Form S-7	2-1
May 31, 1972	2-60201, Form S-7	2-1
June 15, 1973	2-60201, Form S-7	2-1
May 31, 1974	2-60201, Form S-7	2-1
June 13, 1975	2-60201, Form S-7	2-1
May 28, 1976	2-60201, Form S-7	2-1
June 3, 1977	2-60201, Form S-7	2-1
May 17, 1978	2-99665, Form S-3	4-3
August 31, 1978	2-99665, Form S-3	4-3
June 18, 1979	2-99665, Form S-3	4-3
June 20, 1980	2-99665, Form S-3	4-3
April 16, 1981	2-99665, Form S-3	4-3
April 30, 1982	2-99665, Form S-3	4-3
April 15, 1983	2-99665, Form S-3	4-3
April 13, 1984	2-99665, Form S-3	4-3
April 15, 1985	2-99665, Form S-3	4-3
April 15, 1986	33-6879, Form S-3	4-9
June 15, 1990	33-38232, Form S-3	4-12
October 1, 1991	33-40018, Form S-3	4-13
October 15, 1991	33-40018, Form S-3	4-14
May 15, 1992	33-48542, Form S-3	4-14
September 15, 1992	33-53766, Form S-3	4-14
February 1, 1993	1-1839, 1992 Form 10-K	4-14

Dated as of	File Reference	Exhibit No.

April 1, 1993	33-64028, Form S-3	4-12
April 15, 1993	33-64028, Form S-3	4-13
June 15, 1993	1-1839, Form 8-K dated May 21, 1993	4-1
July 15, 1993	1-1839, Form 10-Q for quarter ended June 30, 1993.	4-1
January 15, 1994	1-1839, 1993 Form 10-K	4-15
December 1, 1994	1-1839, 1994 Form 10-K	4-16
June 1, 1996	1-1839, 1996 Form 10-K	4-16
March 1, 2002	1-1839, 2001 Form 10-K	4-4-1
May 20, 2002	1-1839, 2001 Form 10-K	4-4-1
June 1, 2002	1-1839, 2001 Form 10-K	4-4-1
October 7, 2002	1-1839, 2001 Form 10-K	4-4-1
January 13, 2003	1-1839, Form 8-K dated January 22, 2003	4-4
March 14, 2003	1-1839, Form 8-K dated April 7, 2003	4-4
August 13, 2003	1-1839, Form 8-K dated August 25, 2003	4-4
February 15, 2005		4-3-1

4-3-2	—	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee (File No. 1-1839, 2001 Form 10-K, Exhibit 4-4-2).

4-3-3	—	Instrument dated as of January 31, 1996, under the provisions of the Mortgage dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).

4-4	—	Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes (File No. 1-1839, Form S-3, Exhibit 4-13).

4-4-1	—	Supplemental Indentures to aforementioned Indenture.

Dated as of	File Reference	Exhibit No.

September 1, 1987	33-32929, Form S-3	4-16
January 1, 1997	1-1839, 1999 Form 10-K	4-21
September 1, 2000	1-1839, 2000 Form 10-K	4-7-3

4-5	—	Indenture dated June 1, 2001 between Generation and First Union National Bank (now Wachovia Bank, National Association) (Registration Statement No. 333-85496, Form S-4, Exhibit 4.1).
4-6	—	Indenture dated December 19, 2003 between Generation and Wachovia Bank, National Association (File No. 333-85496, 2003 Form 10-K, Exhibit 4-6).

4-7	—	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and Wachovia Bank National Association, as Trustee (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.1).

4-8	—	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and Wachovia Trust Company, National Association, as Trustee, dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.2).

4-9	—	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, Wachovia Trust Company, National Association, as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.3).

10-1	—	$2 billion term loan agreement dated March 7, 2005 among Exelon Corporation, lenders named within the agreement and Citicorp North America as Administrative Agent (File No. 1-16169, Exelon Corporation Form 8-K dated March 7, 2005, Exhibit 99).

      Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed by the following officers for the following companies:

31-1	—	Filed by John W. Rowe for Exelon Corporation
31-2	—	Filed by John F. Young for Exelon Corporation
31-3	—	Filed by J. Barry Mitchell for Exelon Corporation
31-4	—	Filed by John L. Skolds for Commonwealth Edison Company
31-5	—	Filed by J. Barry Mitchell for Commonwealth Edison Company
31-6	—	Filed by John L. Skolds for PECO Energy Company
31-7	—	Filed by J. Barry Mitchell for PECO Energy Company
31-8	—	Filed by John L. Skolds for Exelon Generation Company, LLC
31-9	—	Filed by J. Barry Mitchell for Exelon Generation Company, LLC
      Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed by the following officers for the following companies:

32-1	—	Filed by John W. Rowe for Exelon Corporation
32-2	—	Filed by John F. Young for Exelon Corporation
32-3	—	Filed by J. Barry Mitchell for Exelon Corporation
32-4	—	Filed by John L. Skolds for Commonwealth Edison Company
32-5	—	Filed by J. Barry Mitchell for Commonwealth Edison Company
32-6	—	Filed by John L. Skolds for PECO Energy Company
32-7	—	Filed by J. Barry Mitchell for PECO Energy Company
32-8	—	Filed by John L. Skolds for Exelon Generation Company, LLC
32-9	—	Filed by J. Barry Mitchell for Exelon Generation Company, LLC

SIGNATURES
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON CORPORATION

/s/ John W. Rowe John W. Rowe Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ John F. Young ---------------------------------- John F. Young Executive Vice President, Finance and Markets (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller (Principal Accounting Officer)	/s/ J. Barry Mitchell ---------------------------------- J. Barry Mitchell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)
April 26, 2005
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ John L. Skolds John L. Skolds President, Exelon Energy Delivery (Principal Executive Officer)	/s/ J. Barry Mitchell ---------------------------------- J. Barry Mitchell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller, Exelon (Principal Accounting Officer)	/s/ Frank M. Clark ---------------------------------- Frank M. Clark President, ComEd
April 26, 2005

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ John L. Skolds John L. Skolds President, Exelon Energy Delivery (Principal Executive Officer)	/s/ J. Barry Mitchell ---------------------------------- J. Barry Mitchell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller, Exelon (Principal Accounting Officer)	/s/ Denis P. O’Brien ---------------------------------- Denis P. O’Brien President, PECO
April 26, 2005
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON GENERATION COMPANY, LLC

/s/ John L. Skolds John L. Skolds President (Principal Executive Officer)	/s/ J. Barry Mitchell ---------------------------------- J. Barry Mitchell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Jon D. Veurink Jon D. Veurink Vice President and Controller (Principal Accounting Officer)
April 26, 2005