Form 10-Q
period 2005-06-30
EXELON CORP; PECO ENERGY CO; EXELON GENERATION CO LLC; COMMONWEALTH EDISON CO
filed 2005-07-26
CIK 1109357, 78100, 1168165, 22606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

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
      The number of shares outstanding of each registrant’s common stock as of June 30, 2005 was:

Exelon Corporation Common Stock, without par value	670,557,506
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507
Exelon Generation Company, LLC	not applicable
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Exelon Corporation     Yes ☑          No ☐     Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC     Yes ☐          No ☑.

PAGE INTENTIONALLY LEFT BLANK

		Page No.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	138
	Exelon Corporation	138
Item 5.	Other Information	138
	Exelon Corporation	138
Item 6.	Exhibits	140
SIGNATURES		144
	Exelon Corporation	144
	Commonwealth Edison Company	144
	PECO Energy Company	145
	Exelon Generation Company, LLC	145
Indenture
Amended and Restated Employment Agreement for John W. Rowe
Certification - John W. Rowe Exelon Corporation
Certification - John F. Young Exelon Corporation
Certification - J. Barry Mitchell Exelon Corporation
Certification - John L. Skolds Commonwealth Edison Company
Certification - J. Barry Mitchell Commonwealth Edison Company
Certification - John L. Skolds PECO Energy Company
Certification - J. Barry Mitchell PECO Energy Company
Certification - John L. Skolds Exelon Generation Company, LLC
Certification - J. Barry Mitchell Exelon Generation Company, LLC
Certification - John W. Rowe Exelon Corporation
Certification - John F. Young Exelon Corporation
Certification - J. Barry Mitchell Exelon Corporation
Certification - John L. Skolds Commonwealth Edison Company
Certification - J. Barry Mitchell Commonwealth Edison Company
Certification - John L. Skolds PECO Energy Company
Certification - J. Barry Mitchell PECO Energy Company
Certification - John L. Skolds Exelon Generation Company, LLC
Certification - J. Barry Mitchell Exelon Generation Company, LLC

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
FORWARD-LOOKING STATEMENTS
      Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed herein, as well as the items discussed in (a) the Registrants’ 2004 Annual Report on Form 10-K — ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Outlook and the Challenges in Managing Our Business for each of Exelon, ComEd, PECO and Generation and Current Report on Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K, (b) the Registrants’ 2004 Annual Report on Form 10-K — ITEM 8. Financial Statements and Supplementary Data: Exelon — Note 20, ComEd — Note 15, PECO — Note 14 and Generation — Note 16 and Current Report on Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K, (c) Exelon’s Current Report on Form 8-K filed on May 13, 2005, including those discussed in Exhibit 99.2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation “and Exhibit 99.3 “Financial Statements and Supplementary Data”, (d) Generation’s Current Report on Form 8-K filed on May 13, 2005, including those discussed in Exhibit 99.5 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Exhibit 99.6 “Financial Statements and Supplementary Data,” (e) Current Report on Form 8-K dated July 21, 2005 and (f) other factors discussed in filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
WHERE TO FIND MORE INFORMATION
      The public may read and copy any reports or other information that the Registrants file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the web site maintained by the SEC at www.sec.gov and Exelon’s website at www.exeloncorp.com. Information contained on Exelon’s web site shall not be deemed incorporated into, or to be a part of, this Report.

PAGE INTENTIONALLY LEFT BLANK

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

EXELON CORPORATION
EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004
(In millions, except per share data)
Operating revenues	$3,484	$3,438	$7,045	$7,073
Operating expenses
Purchased power	663	686	1,232	1,259
Fuel	477	467	1,099	1,289
Operating and maintenance	945	939	1,893	1,918
Depreciation and amortization	325	311	644	612
Taxes other than income	177	182	349	371

Total operating expenses	2,587	2,585	5,217	5,449

Operating income	897	853	1,828	1,624

Other income and deductions
Interest expense	(129)	(122)	(235)	(250)
Interest expense to affiliates	(81)	(90)	(164)	(183)
Distributions on preferred securities of subsidiaries	(1)	(1)	(2)	(2)
Equity in losses of unconsolidated affiliates	(32)	(31)	(68)	(55)
Other, net	69	116	99	148

Total other income and deductions	(174)	(128)	(370)	(342)

Income from continuing operations before income taxes and minority interest	723	725	1,458	1,282
Income taxes	207	223	435	382

Income from continuing operations before minority interest	516	502	1,023	900
Minority interest	—	1	—	—

Income from continuing operations	516	503	1,023	900
Discontinued operations
Loss from discontinued operations (net of income taxes of $0, $(18), $(3) and $(25) for the three and six months ended June 30, 2005 and 2004, respectively)	(1)	(17)	(3)	(31)
Gain (loss) on disposal of discontinued operations (net of income taxes of $(1) $21, $4 and $19 for the three and six months ended June 30, 2005 and 2004, respectively)	(1)	35	15	32

Income (loss) from discontinued operations	(2)	18	12	1

Income before cumulative effect of a change in accounting principle	514	521	1,035	901
Cumulative effect of a change in accounting principle (net of income taxes of $22)	—	—	—	32

Net income	514	521	1,035	933

Other comprehensive income (loss), net of income taxes
Minimum pension liability	—	—	2	—
Change in net unrealized gain (loss) on cash-flow hedges	(31)	50	(133)	(143)
Foreign currency translation adjustment	—	(4)	—	(2)
Unrealized gain (loss) on marketable securities	(9)	(31)	(24)	9

Total other comprehensive income (loss)	(40)	15	(155)	(136)

Total comprehensive income	$474	$536	$880	$797

Average shares of common stock outstanding — Basic	670	661	669	660

Average shares of common stock outstanding — Diluted	677	667	676	666

Earnings per average common share — Basic:
Income from continuing operations	$0.77	$0.76	$1.53	$1.36
Income from discontinued operations	—	0.03	0.02	—

Income before cumulative effect of a change in accounting principle	$0.77	$0.79	$1.55	$1.36
Cumulative effect of a change in accounting principle	—	—	—	0.05

Net income	$0.77	$0.79	$1.55	$1.41

Earnings per average common share — Diluted:
Income from continuing operations	$0.76	$0.75	$1.51	$1.35
Income from discontinued operations	—	0.03	0.02	—

Income before cumulative effect of a change in accounting principle	$0.76	$0.78	$1.53	$1.35
Cumulative effect of a change in accounting principle	—	—	—	0.05

Net income	$0.76	$0.78	$1.53	$1.40

Dividends per common share	$0.400	$0.275	$0.800	$0.550

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended
	June 30,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$1,035	$933
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	961	923
Other decommissioning-related activities	13	25
Cumulative effect of a change in accounting principle (net of income taxes)	—	(32)
Deferred income taxes and amortization of investment tax credits	528	154
Provision for uncollectible accounts	22	39
Equity in losses of unconsolidated affiliates	68	55
Gain on sales of investments and wholly owned subsidiaries	(17)	(155)
Net realized (gains) losses on nuclear decommissioning trust funds	(55)	1
Other non-cash operating activities	27	(30)
Changes in assets and liabilities:
Accounts receivable	53	25
Inventories	26	14
Other current assets	(125)	(55)
Accounts payable, accrued expenses and other current liabilities	(235)	(58)
Income taxes	24	168
Net realized and unrealized mark-to-market and hedging transactions	(74)	54
Pension and non-pension postretirement benefits obligations	(1,927)	(175)
Other noncurrent assets and liabilities	(38)	21

Net cash flows provided by operating activities	286	1,907

Cash flows from investing activities
Capital expenditures	(1,007)	(844)
Proceeds from sale of nuclear decommissioning trust fund assets	2,149	1,042
Investment in nuclear decommissioning trust funds	(2,256)	(1,178)
Proceeds from sales of investments and wholly owned subsidiaries, net of $32 of cash sold during the six months ended June 30, 2005	103	227
Proceeds from sales of long-lived assets	2	49
Acquisition of businesses	(97)	—
Investment in synthetic fuel-producing facilities	(56)	(16)
Change in restricted cash	23	(30)
Net cash increase from consolidation of Sithe Energies, Inc.	—	19
Other investing activities	(4)	34

Net cash flows used in investing activities	(1,143)	(697)

Cash flows from financing activities
Issuance of long-term debt	1,788	75
Retirement of long-term debt	(185)	(312)
Retirement of long-term debt to financing affiliates	(397)	(345)
Issuance of short-term debt	2,500	—
Retirement of short-term debt	(2,200)	—
Change in short-term debt	(161)	(65)
Payment on acquisition note payable to Sithe Energies, Inc.	—	(27)
Dividends paid on common stock	(535)	(364)
Proceeds from employee stock plans	156	140
Purchase of treasury stock	(8)	(75)
Other financing activities	(55)	36

Net cash flows provided by (used in) financing activities	903	(937)

Increase in cash and cash equivalents	46	273
Cash and cash equivalents at beginning of period	499	493

Cash and cash equivalents at end of period	$545	$766

Supplemental cash flow information — Noncash investing and financing activities:
Consolidation of Sithe Energies, Inc. pursuant to FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”	$—	$85
Disposition of Boston Generating, LLC	—	102
See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$545	$499
Restricted cash and investments	47	60
Accounts receivable, net
Customer	1,613	1,649
Other	308	409
Mark-to-market derivative assets	508	403
Inventories, at average cost
Fossil fuel	192	230
Materials and supplies	324	312
Deferred income taxes	108	68
Other	393	296

Total current assets	4,038	3,926

Property, plant and equipment, net	21,390	21,482
Deferred debits and other assets
Regulatory assets	4,587	4,790
Nuclear decommissioning trust funds	5,306	5,262
Investments	813	804
Goodwill	4,696	4,705
Mark-to-market derivative assets	356	383
Other	896	1,418

Total deferred debits and other assets	16,654	17,362

Total assets	$42,082	$42,770

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$629	$490
Long-term debt due within one year	386	427
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	511	486
Accounts payable	1,237	1,255
Mark-to-market derivative liabilities	756	598
Accrued expenses	809	1,143
Other	534	483

Total current liabilities	4,862	4,882

Long-term debt	8,113	7,292
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	3,888	4,311
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes	4,859	4,488
Unamortized investment tax credits	268	275
Asset retirement obligation	3,817	3,981
Pension obligations	23	1,993
Non-pension postretirement benefits obligations	1,108	1,065
Spent nuclear fuel obligation	890	878
Regulatory liabilities	2,240	2,204
Mark-to-market derivative liabilities	456	323
Other	886	915

Total deferred credits and other liabilities	14,547	16,122

Total liabilities	31,955	33,152

Commitments and contingencies
Minority interest of consolidated subsidiaries	1	42
Preferred securities of subsidiaries	87	87
Shareholders’ equity
Common stock (No par value, 1,200 shares authorized, 670.6 and 664.2 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	7,877	7,664
Treasury stock, at cost (2.6 and 2.5 shares held at June 30, 2005 and December 31, 2004, respectively)	(90)	(82)
Retained earnings	3,853	3,353
Accumulated other comprehensive loss	(1,601)	(1,446)

Total shareholders’ equity	10,039	9,489

Total liabilities and shareholders’ equity	$42,082	$42,770

See Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other	Total
	Issued	Common	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Stock	Stock	Earnings	Loss	Equity
(Dollars in millions, shares in thousands)
Balance, December 31, 2004	666,688	$7,664	$(82)	$3,353	$(1,446)	$9,489
Net income	—	—	—	1,035	—	1,035
Long-term incentive plan activity	6,557	213	—	—	—	213
Common stock purchases	—	—	(8)	—	—	(8)
Common stock dividends declared	—	—	—	(535)	—	(535)
Other comprehensive loss, net of income taxes	—	—	—	—	(155)	(155)

Balance, June 30, 2005	673,245	$7,877	$(90)	$3,853	$(1,601)	$10,039

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004
(In millions)
Operating revenues
Operating revenues	$1,485	$1,397	$2,869	$2,722
Operating revenues from affiliates	3	6	6	17

Total operating revenues	1,488	1,403	2,875	2,739

Operating expenses
Purchased power	88	60	156	65
Purchased power from affiliate	770	514	1,523	1,043
Operating and maintenance	158	182	316	355
Operating and maintenance from affiliates	44	41	88	83
Depreciation and amortization	101	103	198	205
Taxes other than income	73	72	151	151

Total operating expenses	1,234	972	2,432	1,902

Operating income	254	431	443	837

Other income and deductions
Interest expense	(53)	(68)	(102)	(144)
Interest expense to affiliates	(24)	(28)	(49)	(58)
Equity in losses of unconsolidated affiliates	(4)	(6)	(8)	(9)
Interest income from affiliates	1	5	3	11
Other, net	6	2	10	6

Total other income and deductions	(74)	(95)	(146)	(194)

Income before income taxes	180	336	297	643
Income taxes	71	132	118	255

Net income	109	204	179	388

Other comprehensive loss, net of income taxes
Change in net unrealized loss on cash-flow hedges	(19)	—	(21)	—

Total other comprehensive loss	(19)	—	(21)	—

Total comprehensive income	$90	$204	$158	$388

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended
	June 30,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$179	$388
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	198	205
Deferred income taxes and amortization of investment tax credits	230	86
Provision for uncollectible accounts	12	16
Equity in losses of unconsolidated affiliates	8	9
Other non-cash operating activities	23	24
Changes in assets and liabilities:
Accounts receivable	(100)	(44)
Inventories	1	(1)
Other current assets	(14)	5
Accounts payable, accrued expenses and other current liabilities	(27)	(7)
Changes in receivables and payables to affiliates	137	15
Income taxes	3	25
Pension asset and non-pension postretirement benefits obligation	(767)	(93)
Other noncurrent assets and liabilities	(11)	(26)

Net cash flows (used in) provided by operating activities	(128)	602

Cash flows from investing activities
Capital expenditures	(391)	(369)
Changes in Exelon intercompany money pool contributions	287	207
Change in restricted cash	(1)	18
Other investing activities	1	11

Net cash flows used in investing activities	(104)	(133)

Cash flows from financing activities
Issuance of long-term debt	91	—
Retirement of long-term debt	(146)	(178)
Retirement of long-term debt to ComEd Transitional Funding Trust	(190)	(179)
Dividends paid on common stock	(245)	(207)
Contributions from parent	834	62
Settlement of cash-flow and fair-value hedges	—	26
Other financing activities	(5)	—

Net cash flows provided by (used in) financing activities	339	(476)

Increase (decrease) in cash and cash equivalents	107	(7)
Cash and cash equivalents at beginning of period	30	34

Cash and cash equivalents at end of period	$137	$27

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$137	$30
Restricted cash	1	—
Accounts receivable, net
Customer	818	726
Other	46	50
Inventories, at average cost	47	48
Deferred income taxes	17	—
Receivables from affiliates	14	10
Contributions to Exelon intercompany money pool	21	308
Other	37	24

Total current assets	1,138	1,196

Property, plant and equipment, net	9,684	9,463
Deferred debits and other assets
Investments	39	39
Investment in affiliates	44	52
Goodwill	4,696	4,705
Receivables from affiliates	1,443	1,443
Pension asset	939	156
Other	380	387

Total deferred debits and other assets	7,541	6,782

Total assets	$18,363	$17,441

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$272	$272
Long-term debt to ComEd Transitional Funding Trust due within one year	300	321
Accounts payable	211	196
Accrued expenses	556	589
Payable to affiliates	367	227
Customer deposits	103	93
Deferred income taxes	—	17
Other	29	49

Total current liabilities	1,838	1,764

Long-term debt	2,839	2,901
Long-term debt to ComEd Transitional Funding Trust	851	1,020
Long-term debt to other financing trusts	361	361
Deferred credits and other liabilities
Deferred income taxes	2,145	1,890
Unamortized investment tax credits	45	45
Non-pension postretirement benefits obligation	211	195
Payables to affiliates	19	17
Regulatory liabilities	2,240	2,204
Other	327	304

Total deferred credits and other liabilities	4,987	4,655

Total liabilities	10,876	10,701

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Preference stock	7	7
Other paid in capital	4,877	4,168
Receivable from parent	—	(125)
Retained earnings	1,036	1,102
Accumulated other comprehensive loss	(21)	—

Total shareholders’ equity	7,487	6,740

Total liabilities and shareholders’ equity	$18,363	$17,441

See Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

							Accumulated
			Other	Receivable	Retained	Retained	Other	Total
	Common	Preferred	Paid-In	from	Earnings	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Capital	Parent	Unappropriated	Appropriated	Loss	Equity
(In millions)
Balance, December 31, 2004	$1,588	$7	$4,168	$(125)	$—	$1,102	$—	$6,740
Net income	—	—	—	—	179	—	—	179
Repayment of receivable from parent	—	—	—	125	—	—	—	125
Capital contribution from parent	—	—	709	—	—	—	—	709
Appropriation of Retained Earnings for future dividends	—	—	—	—	(179)	179	—	—
Common stock dividends	—	—	—	—	—	(245)	—	(245)
Other comprehensive loss, net of income taxes	—	—	—	—	—	—	(21)	(21)

Balance, June 30, 2005	$1,588	$7	$4,877	$—	$—	$1,036	$(21)	$7,487

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004
(In millions)
Operating revenues
Operating revenues	$1,040	$1,027	$2,331	$2,262
Operating revenues from affiliates	4	5	8	9

Total operating revenues	1,044	1,032	2,339	2,271

Operating expenses
Purchased power	58	53	109	100
Purchased power from affiliate	379	349	760	699
Fuel	66	76	330	325
Fuel from affiliate	—	7	1	7
Operating and maintenance	91	104	200	215
Operating and maintenance from affiliates	28	28	53	51
Depreciation and amortization	137	125	273	250
Taxes other than income	60	60	115	118

Total operating expenses	819	802	1,841	1,765

Operating income	225	230	498	506

Other income and deductions
Interest expense	(13)	(14)	(26)	(28)
Interest expense to affiliates	(57)	(62)	(116)	(125)
Equity in losses of unconsolidated affiliates	(4)	(7)	(8)	(13)
Interest income from affiliates	—	—	1	—
Other, net	6	3	8	5

Total other income and deductions	(68)	(80)	(141)	(161)

Income before income taxes	157	150	357	345
Income taxes	47	50	118	112

Net income	110	100	239	233
Preferred stock dividends	1	1	2	2

Net income on common stock	$109	$99	$237	$231

Other comprehensive income, net of income taxes
Net income	$110	$100	$239	$233
Other comprehensive income (net of income taxes):
Change in net unrealized gain (loss) on cash-flow hedges	(2)	2	(2)	3
Unrealized gain on marketable securities	—	—	—	1

Total other comprehensive income	(2)	2	(2)	4

Total comprehensive income	$108	$102	$237	$237

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended
	June 30,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$239	$233
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	273	250
Deferred income taxes and amortization of investment tax credits	(60)	(95)
Provision for uncollectible accounts	11	19
Equity in losses of unconsolidated affiliates	8	13
Other non-cash operating activities	(4)	(4)
Changes in assets and liabilities:
Accounts receivable	43	21
Inventories	23	24
Deferred energy costs	58	56
Prepaid utility taxes	(108)	(96)
Other current assets	—	(2)
Accounts payable, accrued expenses and other current liabilities	(110)	(70)
Change in receivables and payables to affiliates, net	36	21
Income taxes	27	126
Pension asset and non-pension postretirement benefits obligation	(144)	15
Other noncurrent assets and liabilities	9	(2)

Net cash flows provided by operating activities	301	509

Cash flows from investing activities
Capital expenditures	(126)	(105)
Changes in Exelon intercompany money pool contributions	34	(35)
Change in restricted cash	28	(2)
Other investing activities	6	3

Net cash flows used in investing activities	(58)	(139)

Cash flows from financing activities
Issuance of long-term debt	—	75
Retirement of long-term debt	(8)	(75)
Retirement of long-term debt to PECO Energy Transition Trust	(207)	(166)
Change in short-term debt	—	(46)
Dividends paid on common and preferred stock	(233)	(182)
Contribution from parent	180	71
Other financing activities	—	6

Net cash flows used in financing activities	(268)	(317)

Increase (decrease) in cash and cash equivalents	(25)	53
Cash and cash equivalents at beginning of period	74	18

Cash and cash equivalents at end of period	$49	$71

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$49	$74
Restricted cash	1	29
Accounts receivable, net
Customer	327	368
Other	21	34
Inventories, at average cost
Gas	93	117
Materials and supplies	11	10
Contributions to Exelon intercompany money pool	—	34
Deferred income taxes	29	24
Deferred energy costs	13	71
Prepaid utility taxes	109	1
Other	11	11

Total current assets	664	773

Property, plant and equipment, net	4,378	4,329
Deferred debits and other assets
Regulatory assets	4,587	4,790
Investments	22	22
Investment in affiliates	80	87
Receivables from affiliates	45	46
Pension asset	194	77
Other	9	9

Total deferred debits and other assets	4,937	5,031

Total assets	$9,979	$10,133

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$38	$46
Long-term debt to PECO Energy Transition Trust due within one year	211	165
Accounts payable	105	121
Accrued expenses	206	263
Payables to affiliates	167	146
Customer deposits	48	42
Other	3	11

Total current liabilities	778	794

Long-term debt	1,153	1,153
Long-term debt to PECO Energy Transition Trust	3,038	3,291
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes	2,797	2,834
Unamortized investment tax credits	18	19
Non-pension postretirement benefits obligation	292	319
Other	137	141

Total deferred credits and other liabilities	3,244	3,313

Total liabilities	8,397	8,735

Commitments and contingencies
Shareholders’ equity
Common stock	2,176	2,176
Preferred stock	87	87
Receivable from parent	(1,302)	(1,482)
Retained earnings	613	607
Accumulated other comprehensive income	8	10

Total shareholders’ equity	1,582	1,398

Total liabilities and shareholders’ equity	$9,979	$10,133

See Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Receivable		Other	Total
	Common	Preferred	from	Retained	Comprehensive	Shareholders’
	Stock	Stock	Parent	Earnings	Income	Equity
(In millions)
Balance, December 31, 2004	$2,176	$87	$(1,482)	$607	$10	$1,398
Net income	—	—	—	239		239
Common stock dividends	—	—	—	(231)		(231)
Preferred stock dividends	—	—	—	(2)	—	(2)
Repayment of receivable from parent	—	—	180	—	—	180
Other comprehensive income, net of income taxes	—	—	—	—	(2)	(2)

Balance, June 30, 2005	$2,176	$87	$(1,302)	$613	$8	$1,582

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004
(In millions)
Operating revenues
Operating revenues	$955	$1,010	$1,840	$2,076
Operating revenues from affiliates	1,150	871	2,285	1,750

Total operating revenues	2,105	1,881	4,125	3,826

Operating expenses
Purchased power	517	573	967	1,093
Purchased power from affiliates	—	3	—	12
Fuel	427	390	785	958
Fuel from affiliates	1	—	1	—
Operating and maintenance	536	504	1,077	1,058
Operating and maintenance from affiliates	66	69	134	134
Depreciation and amortization	63	65	125	120
Taxes other than income	39	46	74	93

Total operating expenses	1,649	1,650	3,163	3,468

Operating income	456	231	962	358

Other income and deductions
Interest expense	(29)	(26)	(56)	(51)
Interest expense to affiliates	—	(1)	(2)	(2)
Equity in earnings (losses) of unconsolidated affiliates	4	—	4	(2)
Other, net	51	96	69	115

Total other income and deductions	26	69	15	60

Income from continuing operations before income taxes and minority interest	482	300	977	418
Income taxes	185	114	376	160

Income from continuing operations before minority interest	297	186	601	258
Minority interest	—	1	—	—

Income from continuing operations	297	187	601	258
Discontinued operations
Loss from discontinued operations (net of income taxes of $0, $(14), $(1) and $(14) for the three and six months ended June 30, 2005 and 2004, respectively)	—	(9)	—	(10)
Gain (loss) on disposal of discontinued operations (net of income taxes of $(1), $0, $4 and $0 for the three and six months ended June 30, 2005 and 2004, respectively)	(1)	—	15	—

Income (loss) from discontinued operations	(1)	(9)	15	(10)

Income before cumulative effect of a change in accounting principle	296	178	616	248
Cumulative effect of a change in accounting principle (net of income taxes of $22)	—	—	—	32

Net income	296	178	616	280

Other comprehensive income (loss), net of income taxes
Change in net unrealized gain (loss) on cash-flow hedges	39	48	(85)	(147)
Unrealized gain (loss) on marketable securities	(9)	(31)	(24)	8
Foreign currency translation adjustment	(1)	(4)	(1)	(2)

Total other comprehensive income (loss)	29	13	(110)	(141)

Total comprehensive income	$325	$191	$506	$139

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended
	June 30,

	2005	2004
(In millions)
Cash flows from operating activities
Net income	$616	$280
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	440	431
Cumulative effect of a change in accounting principle (net of income taxes)	—	(32)
Other decommissioning-related activities	13	25
Gain on sale of investments	(19)	(90)
Deferred income taxes and amortization of investment tax credits	337	148
Provision for uncollectible accounts	—	2
Equity in (earnings) losses of unconsolidated affiliates	(4)	2
Net realized (gains) losses on nuclear decommissioning trust funds	(55)	1
Other non-cash operating activities	17	—
Changes in assets and liabilities:
Accounts receivable	61	(56)
Receivables and payables to affiliates, net	(181)	(35)
Inventories	3	(10)
Other current assets	(45)	(15)
Accounts payable, accrued expenses and other current liabilities	(45)	24
Income taxes	174	(52)
Net realized and unrealized mark-to-market and hedging transactions	(57)	39
Pension asset and non-pension postretirement benefits obligation	(839)	(59)
Other noncurrent assets and liabilities	(36)	13

Net cash flows provided by operating activities	380	616

Cash flows from investing activities
Capital expenditures	(484)	(366)
Proceeds from sale of nuclear decommissioning trust fund assets	2,149	1,042
Investment in nuclear decommissioning trust funds	(2,256)	(1,178)
Acquisition of business	(97)	—
Proceeds from sale of wholly owned subsidiaries, net of $32 of cash sold	103	—
Net cash increase from consolidation of Sithe Energies, Inc. and Exelon Energy Company	—	24
Change in restricted cash	(2)	(18)
Other investing activities	(5)	58

Net cash flows used in investing activities	(592)	(438)

Cash flows from financing activities
Retirement of long-term debt	(1)	(4)
Change in short-term debt	—	211
Payment on acquisition note payable to Sithe Energies, Inc.	—	(27)
Changes in Exelon intercompany money pool borrowings	(283)	(218)
Distribution to member	(319)	(109)
Contribution from member	843	—
Other financing activities	1	6

Net cash flows provided by (used in) financing activities	241	(141)

Increase in cash and cash equivalents	29	37
Cash and cash equivalents at beginning of period	263	158

Cash and cash equivalents at end of period	$292	$195

Supplemental cash flow information — Noncash investing and financing activities:
Consolidation of Sithe Energies, Inc. pursuant to FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities”	$—	$85
Contribution of Exelon Energy Company from Exelon Corporation	—	(9)
Disposition of Boston Generating, LLC	—	102
See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$292	$263
Restricted cash and investments	4	26
Accounts receivable, net
Customer	449	525
Other	107	209
Mark-to-market derivative assets	508	403
Receivables from affiliates	494	332
Inventories, at average cost
Fossil fuel	98	112
Materials and supplies	267	255
Deferred income taxes	46	48
Other	190	148

Total current assets	2,455	2,321

Property, plant and equipment, net	7,185	7,536
Deferred debits and other assets
Nuclear decommissioning trust funds	5,306	5,262
Investments	119	103
Receivable from affiliate	11	11
Pension asset	1,018	199
Mark-to-market derivative assets	330	373
Other	126	633

Total deferred debits and other assets	6,910	6,581

Total assets	$16,550	$16,438

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
(In millions)
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Long-term debt due within one year	$12	$47
Accounts payable	845	856
Mark-to-market derivative liabilities	756	598
Payables to affiliates	30	42
Notes payable to affiliates	—	283
Accrued expenses	339	367
Other	284	223

Total current liabilities	2,266	2,416

Long-term debt	1,798	2,583
Deferred credits and other liabilities
Asset retirement obligation	3,816	3,980
Pension obligation	10	21
Non-pension postretirement benefits obligation	575	584
Spent nuclear fuel obligation	890	878
Deferred income taxes	659	506
Unamortized investment tax credits	205	210
Payable to affiliates	1,477	1,479
Mark-to-market derivative liabilities	421	323
Other	362	375

Total deferred credits and other liabilities	8,415	8,356

Total liabilities	12,479	13,355

Commitments and contingencies
Minority interest of consolidated subsidiary	2	44
Member’s equity
Membership interest	3,204	2,361
Undistributed earnings	1,058	761
Accumulated other comprehensive loss	(193)	(83)

Total member’s equity	4,069	3,039

Total liabilities and member’s equity	$16,550	$16,438

See Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Membership	Undistributed	Comprehensive	Member’s
	Interest	Earnings	Loss	Equity
(In millions)
Balance, December 31, 2004	$2,361	$761	$(83)	$3,039
Net income	—	616	—	616
Distribution to member	—	(319)	—	(319)
Contribution from member	843	—	—	843
Other comprehensive loss, net of income taxes	—	—	(110)	(110)

Balance, June 30, 2005	$3,204	$1,058	$(193)	$4,069

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
      The accompanying consolidated financial statements as of June 30, 2005 and 2004 and for the three and six months then ended are unaudited but, in the opinion of the management of each of Exelon, ComEd, PECO and Generation, include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2004 Consolidated Balance Sheets were taken from audited financial statements. These combined notes to consolidated financial statements do not include all disclosures required by GAAP. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation included in ITEM 8 of their 2004 Annual Report on Form 10-K and Exelon’s and Generation’s Form 8-K filed on May 13, 2005 to recast the December 31, 2004 and previous financial statements for the presentation of certain businesses as discontinued operations within the Consolidated Statements of Income contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K and a change in the reportable segments in Exelon’s 2004 Annual Report on Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Discontinued Operations (Exelon and Generation)
      As discussed in Note 4 — Acquisitions and Dispositions, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, during 2003 and 2004 Exelon sold or wound down substantially all components of Enterprises, and Generation sold or wound down substantially all components of AllEnergy Gas & Electric Marketing LLC (AllEnergy), a business within Exelon Energy. As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three and six months ended June 30, 2005 within Exelon’s (for Sithe, AllEnergy and Enterprises) and Generation’s (for Sithe and AllEnergy) Consolidated Statements of Income and Comprehensive Income. In addition, the results of operations of these entities have been presented as discontinued operations for the three and six months ended June 30, 2004 for comparative purposes. Results related to these entities were as follows:

Three Months Ended June 30, 2005(a)	Sithe(b)	Enterprises(c)	Total

Total operating revenues	$—	$4	$4
Operating loss	—	(2)	(2)
Loss before income taxes and minority interest	(2)	(1)	(3)

(a)	Results of AllEnergy were immaterial for the three months ended June 30, 2005.

(b)	Sithe was sold on January 31, 2005. As such, results only include only one month of operations. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.

(c)	Excludes certain investments.

Six Months Ended June 30, 2005(a)	Sithe(b)	Enterprises(c)	Total

Total operating revenues	$30	$8	$38
Operating income (loss)	5	(4)	1
Income (loss) before income taxes and minority interest(d)	18	(5)	13

(a)	Results of AllEnergy were immaterial for the six months ended June 30, 2005.

(b)	Sithe was sold on January 31, 2005. As such, results only include only one month of operations. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.

(c)	Excludes certain investments.

(d)	Sithe includes a pre-tax gain on sale of $19 million.

Three Months Ended June 30, 2004	Sithe	Enterprises(a)	AllEnergy	Total

Total operating revenues	$66	$43	$1	$110
Operating loss	(18)	(22)	(2)	(42)
Income (loss) before income taxes and minority interest	(32)	44	(2)	10

(a)	Excludes certain investments.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2004	Sithe(a)	Enterprises(b)	AllEnergy	Total

Total operating revenues	$66	$132	$8	$206
Operating loss	(18)	(40)	(3)	(61)
Income (loss) before income taxes and minority interest	(32)	19	(3)	(16)

(a)	In accordance with FIN 46-R, Exelon and Generation consolidated Sithe, formerly a 50% owned subsidiary of Generation, as of March 31, 2004. As Sithe was a nonconsolidated subsidiary during the three months ended March 31, 2004, Sithe’s results of operations were not included in discontinued operations for that period. See Note 1 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding the adoption of FIN 46-R and resulting consolidation of Sithe.

(b)	Excludes certain investments.

3.	New Accounting Pronouncements (Exelon, ComEd, PECO and Generation)

EITF 03-1
      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on and the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance on recognizing other-than-temporary impairments of investment securities. Exelon has adopted the disclosure requirements of EITF 03-1 for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). On September 30, 2004, the FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,’ ” which delayed the effective date of the application guidance on impairment of securities included within EITF 03-1. The FASB, at its June 29, 2005 Board meeting, withdrew its guidance on when an impairment is other than temporary. However, EITF 03-1’s provisions regarding the measurement, disclosure and post-impairment accounting guidance of debt securities, as well as the identification of impaired cost method investments remain intact. The FASB expects to issue a final FASB Staff Position in the third quarter of 2005. Additionally, the existing guidance under SFAS No. 115 remains in effect.

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

SFAS No. 123-R
      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R). SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to Employees” (APB No. 25). SFAS No. 123-R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Exelon will no longer be permitted to follow the intrinsic value accounting method of APB No. 25, which resulted in no expense being recorded for stock option grants for which the strike price was equal to the fair value of the underlying stock on the date of grant. Exelon has not elected to early adopt SFAS No. 123-R. In April 2005, the Securities and Exchange Commission (SEC) approved a rule that delayed the effective date of SFAS No. 123-R for public companies. As a result, SFAS No. 123-R will be effective for Exelon in the first quarter of 2006 and will apply to all of Exelon’s outstanding unvested share-based payment awards as of January 1, 2006 and all prospective awards.
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
      Exelon currently accounts for its stock-based compensation plans under the intrinsic method prescribed by APB No. 25 and related interpretations and follows the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” Accordingly, compensation expense for stock options recognized within the Consolidated Statements of Income and Comprehensive Income was insignificant for the three months and six months ended June 30, 2005 and 2004. The tables below show the effect on net income and earnings per share for Exelon had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income — as reported	$514	$521	$1,035	$933
Add: Stock-based compensation expense included in reported net income, net of income taxes	9	7	17	16
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes(a)	(12)	(12)	(24)	(26)

Pro forma net income	$511	$516	$1,028	$923

Earnings per share:
Basic earnings — as reported	$0.77	$0.79	$1.55	$1.41
Basic earnings — pro forma	$0.76	$0.78	$1.54	$1.40
Diluted earnings — as reported	$0.76	$0.78	$1.53	$1.40
Diluted earnings — pro forma	$0.75	$0.77	$1.52	$1.38

(a)	The fair value of options granted was estimated using a Black-Scholes-Merton option pricing model.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The net income of ComEd, PECO and Generation for the three and six months ended June 30, 2005 and 2004 would not have been significantly affected had Exelon elected to account for its stock-based compensation plans using the fair-value method under SFAS No. 123.
      Exelon recognizes the compensation cost of stock-based awards issued to retirement eligible employees that fully vest upon an employee’s retirement over the nominal vesting period of performance and recognizes any remaining compensation cost at the date of retirement. Upon the adoption of SFAS No. 123-R, Exelon will be required to recognize the entire compensation cost at the grant date of new stock-based awards in which retirement eligible employees are fully vested upon issuance (the non-substantive vesting approach). Had Exelon accounted for its stock-based awards in which retirement eligible employees are fully vested upon issuance using the non-substantive vesting approach, stock-based compensation expense would have been $1 million lower for each of the three months ended June 30, 2005 and 2004 and $3 million higher for each of the six months ended June 30, 2005 and 2004 than reflected in the table above.

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

FIN 47
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 will be effective for Exelon, ComEd, PECO and Generation in the fourth quarter of 2005. Exelon, ComEd, PECO and Generation are assessing the impact of FIN 47, which could be material to the financial condition and results of operations of Exelon, ComEd, PECO and Generation (collectively, the Registrants).

SFAS No. 154
      In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Exelon, ComEd, PECO and Generation will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

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
      During the first quarter of 2005, Exelon filed petitions or applications for approval of the Merger with the Federal Energy Regulatory Commission (FERC) under the Federal Power Act, the United States Department of Justice under the Hart Scott Rodino Antitrust Improvements Act of 1976, the Pennsylvania Public Utility Commission (PAPUC), the New Jersey Board of Public Utilities (NJBPU), the United States Nuclear Regulatory Commission (NRC), the New York Public Service Commission, the Connecticut Siting Council, the New Jersey Department of Environmental Protection (NJDEP) and with the SEC under the Public Utility Holding Company Act. Other state and Federal agencies will have a role in reviewing various aspects of the transaction. Exelon expects to make these remaining filings in 2005.
      On June 30, 2005, the FERC approved the Merger without a hearing. Exelon and PSEG proposed in their application with the FERC, and FERC approved, a market concentration mitigation plan involving the divestiture of 4,000 MW of coal, mid-merit (or intermediate) and peaking generation in the PJM region and the ongoing auction of 2,600 MW of nuclear output. Exelon and PSEG also proposed to invest a total of $25 million in transmission improvements, which proposal was accepted by FERC. The ultimate outcome of the market concentration mitigation is dependent upon various factors, including the market conditions and buyer interest at the time the units and the nuclear output are offered for sale. The results of these activities, therefore, are not assured, and could have a material impact on the results of operations and cash flows of Exelon and Generation if the sales price for these units is different from management’s expectations.
      Various governmental, consumer and other parties have intervened, or are expected to intervene, in the proceedings before the NJBPU, the PAPUC and other regulatory bodies. To facilitate approval of the Merger, Exelon may negotiate with these parties and may enter into settlement agreements. Orders resulting from the proceedings before the NJBPU, the PAPUC and other regulatory bodies and settlements in connection with the proceedings could for example, affect the extent to which Exelon and its subsidiaries may benefit from expected synergies following the Merger and could be materially different from what the Registrants expect in this and other respects and could have a material impact on the financial condition, results of operations and cash flows of the Registrants if the Merger is completed. Additionally, as a result of these proceedings, Exelon, ComEd and PECO continue to evaluate their regulated businesses’ abilities to apply FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). If a separable portion of Energy Delivery’s business were no longer able to meet the provisions of SFAS No. 71, Exelon, ComEd and PECO, as applicable, would be required to eliminate from its financial statements the effects of regulation for that portion, which could also have a material impact on the financial condition, results of operations and cash flows of Exelon, ComEd and PECO.

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
      PSEG shareholders approved the Merger on July 19, 2005. Exelon shareholders approved the issuance of Exelon shares pursuant to the Merger on July 22, 2005.
      Exelon has capitalized external costs associated with the Merger since the execution of the Merger Agreement on December 20, 2004. Total capitalized costs of $19 million at June 30, 2005 are included in deferred debits and other assets on Exelon’s Consolidated Balance Sheets. See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information.

Sithe (Exelon and Generation)
      On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy). Prior to closing on the sale to Dynegy, subsidiaries of Generation received approximately $65 million in cash distributions from Sithe. As a result of the sale, Exelon and Generation deconsolidated approximately $820 million of debt from their balance sheets and were released from approximately $125 million of credit support. Dynegy acquired $32 million of cash as part of the sale of Sithe. Additionally, Exelon and Generation recorded $55 million of liabilities related to certain indemnifications provided to Dynegy and other liabilities directly resulting from the transaction. These liabilities were taken into account in the final determination of the net gain on the sale of $19 million (before income taxes). See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further historical information regarding Generation’s investment in Sithe.
      Generation issued certain guarantees associated with income tax indemnifications to Dynegy in connection with the sale which were valued at approximately $8 million. These guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45). The exposures covered by these indemnities are anticipated to expire in the second half of 2005 and beyond. Generation also recorded additional liabilities associated with the sale transaction totaling $47 million. The estimated maximum possible exposure to Generation related to the guarantees provided as part of the sales transaction to Dynegy is approximately $175 million.
      Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2005 and 2004 included the following financial results related to Sithe:

	Three Months	Three Months
	Ended	Ended
	June 30, 2005(a)	June 30, 2004

Operating revenues	$—	$70
Operating loss	—	(19)
Net loss	(1)	(10)

(a)	Sithe was sold on January 31, 2005. As such, results only include only one month of operations.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005(a)	June 30, 2004(b)

Operating revenues	$30	$70
Operating income (loss)	5	(19)
Net income (loss)	15	(12)

(a)	Sithe was sold on January 31, 2005. As such, results only include only one month of operations.

(b)	Results during the three and six months ended June 30, 2004 include Generation’s equity-method losses from Sithe prior to its consolidation on March 31, 2004, as well as transmission congestion contract (TCC) revenues for the three and six months ended June 30, 2004, and are not included in the disposal group of Sithe (see Note 2 — Discontinued Operations for further information regarding the disposal of Sithe). These equity-method losses and TCC revenues are presented within income from continuing operations on the Consolidated Statements of Income and Comprehensive Income of Exelon and Generation.
     Exelon’s and Generation’s Consolidated Balance Sheets as of December 31, 2004 included current assets, noncurrent assets, current liabilities and noncurrent liabilities, which were disposed of upon the sale of Sithe on January 31, 2005 of $57 million, $885 million, $106 million and $825 million, respectively.

Sale of Ownership Interest in Boston Generating, LLC (Exelon and Generation)
      On May 25, 2004, Exelon and Generation completed the sale, transfer and assignment of ownership of their indirect wholly owned subsidiary, Boston Generating, LLC (Boston Generating), which owns the companies that own the Mystic 4-7, Mystic 8 and 9 and Fore River generating facilities, to a special purpose entity owned by the lenders under Boston Generating’s $1.25 billion credit facility. See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information.
      Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2004 included the following financial results related to Boston Generating:

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004

Operating revenues	$89	$248
Operating loss	(15)	(47)
Net income(a)	42	24

(a)	Net income for 2004 includes an after-tax gain of $52 million related to the sale of Boston Generating in the second quarter of 2004.

5.	Regulatory Issues (Exelon, ComEd, PECO and Generation)

Exelon, ComEd and PECO
      Through and Out Rates/ SECA. In November 2004, the FERC issued two orders authorizing ComEd and PECO to recover amounts as a result of the elimination of through and out (T&O) rates for transmission service scheduled out of or across their respective transmission systems and ending within pre-expansion PJM Interconnection, LLC (PJM) or Midwest Independent System Operators (MISO) territories. T&O rates

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were terminated pursuant to FERC orders effective December 1, 2004. The new rates, known as Seams Elimination Charge/ Cost Adjustment/ Assignment (SECA), are collected from load-serving entities within PJM and MISO over a transitional period from December 1, 2004 through March 31, 2006, subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO are also required to pay SECA rates based on the benefits they receive from the elimination of T&O rates of other transmission owners within PJM and MISO. On June 16, 2005, FERC issued an order setting a hearing to address SECA cost recovery issues, and consolidated that proceeding with a proceeding to address the long-term transmission rate design.
      During 2004 prior to the termination of T&O rates, ComEd and PECO had net T&O collections of approximately $50 million and $3 million, respectively. As a result of the November 2004 FERC orders and potential appeals, ComEd may see reduced net collections, and PECO may become a net payer of SECA charges. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $22 million of SECA collections net of SECA charges, including $4 million and $17 million, respectively, during the three and six months ended June 30, 2005, while PECO has recorded $3 million of SECA charges net of SECA collections, including $1 million and $3 million during the three and six months ended June 30, 2005. Management of each of ComEd and PECO believes that appropriate reserves have been established in the event that such SECA collections are required to be refunded. However, as the above amounts collected under the SECA rates are subject to refund and surcharge and the ultimate outcome of the proceeding establishing SECA rates is uncertain, the result of this proceeding may have a material adverse effect on ComEd’s and PECO’s financial condition, results of operations and cash flows.
      Illinois Regulatory Filing. In 2004, the ICC initiated and conducted a workshop process to consider issues related to retail electric service in the post-transition period (i.e., post-2006). Issues addressed included utility wholesale generation supply procurement methodology, rates, competition and utility service obligations. All interested parties were invited to participate. The end result was a report from the ICC to the Illinois General Assembly that was generally supportive of utilities competitively procuring generation supply through a reverse-auction process with full recovery of the supply costs from retail customers. In the proposed reverse-auction model, qualified energy suppliers would compete in a transparent, fair and structured auction to provide energy to the utilities and their customers; winning bidders would provide the power needed at the price determined by the auction’s results; and the utilities would make no profit on the energy but would fully recover from customers the price of procurement. The ICC staff and an auction monitor would oversee the entire process to assure a fair bidding process.
      On February 25, 2005, ComEd filed with the ICC seeking regulatory approval of tariffs that implement the methodologies supported by the report, including a proposal consistent with the reverse-auction process described above. As requested by ComEd, the ICC initiated hearings on the matter. The Illinois Attorney General, Citizens’ Utility Board, Cook County State’s Attorney’s Office and the Environmental Law and Public Policy Center subsequently filed a motion to dismiss the proceeding arguing that customers are entitled to cost-based rates for power and delivery and that the ICC lacked authority to approve rates based on the market value of power, as proposed by ComEd. On June 1, 2005 the Administrative Law Judge denied the motion and on July 13 the ICC denied the moving parties’ appeal. The ICC’s final order is expected by January 2006. In addition to the February 2005 filing, ComEd intends to make one or more additional filings during 2005 to begin the process to establish post-2006 retail rates, including rates for bundled service and delivery service rates. The Illinois General Assembly has held hearings concerning generation procurement post-2006 and it may choose to take further action on this issue. In April 2005 a proposed amendment to the Illinois Public Utilities Act was introduced in Committee hearings in the Illinois legislature, which, if enacted into law, would have extended the current “rate freeze” and transition period for an additional two years. However, the proposed amendment was defeated in Committee. ComEd cannot predict the results of these

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
regulatory processes before the ICC or whether the Illinois General Assembly might take action that could have a material impact on the outcome of the regulatory process. Neither can ComEd predict the long-term impact of customer choice for energy supply on its results of operations.
      Merger-Related Filings. See Note 4 — Acquisitions and Dispositions for a further discussion of regulatory filings made in connection with the proposed Merger with PSEG. Exelon cannot predict the effect that the merger-related proceedings may have on other regulatory proceedings.

6.	Intangible Assets (Exelon, ComEd and Generation)

Goodwill (Exelon and ComEd)
      As of June 30, 2005, Exelon and ComEd had recorded goodwill of approximately $4.7 billion. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that goodwill might be impaired. Exelon and ComEd will perform their annual goodwill impairment assessment in the fourth quarter of 2005. The changes in the carrying amount of goodwill for the period from January 1, 2005 to June 30, 2005 were as follows:

Balance as of January 1, 2005(a)	$4,705
Resolution of certain tax matters(b)	(9)

Balance as of June 30, 2005(a)	$4,696

(a)	Exelon’s goodwill balance at January 1 and June 30, 2005 is held at ComEd, which is included in the Energy Delivery segment. See Note 15 — Segment Information for further information regarding Exelon’s segments.

(b)	Adjustment related to income tax refund claims and interest thereon. See Note 13 — Commitments and Contingencies for further information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets (Exelon and Generation)
      Exelon’s and Generation’s other intangible assets, included in deferred debits and other assets, consisted of the following:

	June 30, 2005			December 31, 2004

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Generation amortized intangible assets:
Energy purchase agreement(a)	$—	$—	$—	$384	$(27)	$357
Tolling agreement(a)	—	—	—	73	(5)	68
Other	—	—	—	6	(6)	—

Total Generation amortized intangible assets	—	—	—	463	(38)	425

Exelon amortized intangible assets:
Synthetic fuel investments(b)	264	(87)	177	264	(56)	208

Total Exelon amortized intangible assets	$264	$(87)	$177	$727	$(94)	$633

Exelon other intangible assets:
Intangible pension asset	171	—	171	171	—	171

Total Exelon intangible assets	$435	$(87)	$348	$898	$(94)	$804

(a)	See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a description of Sithe’s intangible assets. These intangible assets were eliminated from the Consolidated Balance Sheets of Exelon and Generation upon the sale of Sithe on January 31, 2005. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.

(b)	See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a description of Exelon’s right to acquire tax credits through investments in synthetic fuel-producing facilities. In addition, see Note 10 — Income Taxes.
     For the three and six months ended June 30, 2005, Exelon’s amortization expense related to intangible assets was $15 million and $35 million, respectively, of which $4 million, for Exelon has been reflected as a reduction in revenues related to the energy purchase agreement and the tolling agreement for the six months ended June 30, 2005. For the three and six months ended June 30, 2004, Exelon’s amortization expense related to intangible assets was $28 million and $41 million, respectively, of which $17 million and $18 million, respectively, has been reflected as a reduction in revenues related to the energy purchase agreement and the tolling agreement. Exelon’s amortization expense associated with intangible assets related to synthetic fuel-producing investments is expected to be in the range of $50 million to $75 million annually from 2005 through 2007 and is expected to be insignificant in 2008 and 2009.
      For the six months ended June 30, 2005, Generation’s amortization expense related to Sithe’s intangible assets was $4 million, which has been reflected as a reduction in revenues related to the energy purchase agreement and the tolling agreement. For the three and six months ended June 30, 2004, Generation’s

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortization, which was primarily related to Sithe’s intangible assets, was $17 million and $18 million respectively, which has been reflected as a reduction in revenues related to the energy purchase agreement and the tolling agreement.

7.	Debt (Exelon, ComEd, PECO and Generation)

Commercial Paper
      Exelon, ComEd, PECO and Generation meet their short-term liquidity requirements primarily through the issuance of commercial paper. Exelon, ComEd, PECO and Generation had the following amounts of commercial paper outstanding at June 30, 2005 and December 31, 2004:

Borrower	June 30, 2005	December 31, 2004

Exelon	$329	$490
ComEd	—	—
PECO	—	—
Generation	—	—

Short-Term Debt
      On March 7, 2005, Exelon entered into a $2 billion term loan agreement. The loan proceeds were used to fund discretionary contributions of $2 billion to Exelon’s pension plans, including contributions of $803 million, $109 million and $842 million by ComEd, PECO and Generation, respectively. To facilitate the contributions by ComEd, PECO and Generation, Exelon contributed the corresponding amounts to the capital of each company. On April 1, 2005, Exelon entered into a $500 million term loan agreement to reduce this $2 billion term loan. During the second quarter of 2005, $200 million of this $500 million term loan, as well as the remaining $1.5 billion balance on the $2 billion term loan described above, were repaid with the net proceeds received from the issuance of the $1.7 billion long-term senior notes presented in the table below. The $300 million outstanding balance under the $500 million term loan agreement bears interest at a variable rate determined, at Exelon’s option, by either the Base Rate or the Eurodollar Rate (as defined in the term loan agreement) and is due in full on December 1, 2005. The applicable interest rate as of June 30, 2005 for the term loan was 3.14%.

Issuance of Long-Term Debt
      During the six months ended June 30, 2005, the following long-term debt was issued:

		Interest
Company	Type	Rate	Maturity	Amount

Exelon	Senior notes	4.45%	June 15, 2010	$400
Exelon	Senior notes	4.90%	June 15, 2015	800
Exelon	Senior notes	5.625%	June 15, 2035	500
ComEd	Pollution Control Revenue Bonds	Variable	March 1, 2017	91

Total issuances(a)				$1,791

(a)	Total issuances excludes unamortized bond discounts.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirements and Redemptions of Long-Term Debt
      During the six months ended June 30, 2005, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount

Exelon	Notes payable for investment in synthetic fuel-producing facilities	6.00 to 8.00%	January 2008	$30
ComEd	Pollution Control Revenue Bonds	6.75%	March 1, 2015	91
ComEd	First Mortgage Bonds	9.875%	June 15, 2020	54
Other				10

Total retirements				$185

      Debt totaling approximately $820 million was eliminated from the Consolidated Balance Sheets of Exelon and Generation as a result of the sale of Sithe that occurred on January 31, 2005. See Note 4 — Acquisitions and Dispositions for further discussion regarding the sale of Sithe.
      During the three and six months ended June 30, 2005, ComEd made scheduled payments of $93 million and $190 million, respectively, related to its obligation to the ComEd Transitional Funding Trust, and PECO made scheduled payments of $99 million and $207 million, respectively, related to its obligation to the PECO Energy Transition Trust (PETT).
      Prepayment premiums of $3 million, unamortized premiums of $4 million and debt issuances costs of $3 million associated with the early retirement of debt in 2005 have been deferred in Exelon’s and ComEd’s regulatory assets and will be amortized to interest expense over the life of the related new debt issuance consistent with regulatory recovery.

8.	Severance Benefits (Exelon, ComEd, PECO and Generation)
      Exelon, ComEd, PECO and Generation provide severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee’s years of service with Exelon and compensation level. Exelon, ComEd, PECO and Generation account for their ongoing severance plans in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and accrue amounts associated with severance benefits that are considered probable and that can be reasonably estimated.
      The following tables present, by registrant, the net change in total positions expected to be eliminated during the three and six months ended June 30, 2005 and 2004 and the number of identified positions that have not been eliminated as of June 30, 2005:

	ComEd	PECO	Generation	Exelon

Net change in positions expected to be eliminated during the three months ended June 30, 2005	(26)	2	(3)	(42)
Net change in positions expected to be eliminated during the six months ended June 30, 2005	(41)	10	(20)	(59)
Positions identified for elimination not eliminated as of June 30, 2005	140	12	52	233

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	ComEd	PECO	Generation	Exelon

Net change in positions expected to be eliminated during the three months ended June 30, 2004	(2)	16	12	51
Net change in positions expected to be eliminated during the six months ended June 30, 2004	7	48	75	97
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
      The following tables present total salary continuance severance costs (benefits), recorded as an operating and maintenance expense, for the three and six months ended June 30, 2005 and 2004:

			Energy
Salary Continuance Severance	ComEd	PECO	Delivery	Generation	Other	Exelon

Expense (income) recorded for three months ended June 30, 2005	$(3)	$—	$(3)	$(1)	$1	$(2)
Expense (income) recorded for six months ended June 30, 2005	(4)	1	(3)	(2)	1	(4)

			Energy
Salary Continuance Severance	ComEd	PECO	Delivery	Generation	Other	Exelon

Expense (income) recorded for three months ended June 30, 2004	$—	$(1)	$(1)	$1	$3	$3
Expense (income) recorded for six months ended June 30, 2004	—	4	4	(5)	5	4
      The following table provides a roll forward of the salary continuance severance obligations from January 1, 2005 through June 30, 2005 for Exelon, ComEd, PECO and Generation:

Salary Continuance Obligations	ComEd	PECO	Generation		Exelon

Balance at January 1, 2005	$28	$7	$16		$69
Severance (benefits) charges recorded	(4)	1	(2	)(a)	(4	)(a)
Cash payments	(7)	(4)	(3)		(20)

Balance at June 30, 2005	$17	$4	$11		$45

(a)	Excludes severance charges of $4 million related to Salem, of which Generation owns 42.59% and which is operated by PSEG.

9.	Retirement Benefits (Exelon, ComEd, PECO and Generation)
      Exelon’s defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88 and 106” (revised 2003). See Note 15 of Exelon’s Notes to

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding defined benefit pension plans and postretirement welfare benefit plans sponsored by Exelon.
      Exelon made discretionary contributions of $2 billion to its pension plans during the first quarter of 2005. These contributions were initially funded through borrowings under a short-term loan agreement, which were subsequently refinanced with long-term senior notes, as further described in Note 7 — Debt. Of the total contribution, ComEd, PECO and Generation contributed approximately $803 million, $109 million and $844 million, respectively. The ComEd and PECO contributions were fully funded by capital contributions from Exelon. The Generation contribution was primarily funded by capital contributions from Exelon and included $2 million from internally generated funds. Exelon did not contribute to its pension plans in the second quarter of 2005 and does not anticipate making any additional contributions during the remainder of 2005. The funding status of the pension obligation is based on assumed discount rates and assumed long-term rates of return on plan assets. A decrease in these assumed rates could impact the funding status of the pension obligation.
      The following tables present the components of Exelon’s net periodic benefit costs for the three and six months ended June 30, 2005 and 2004. The expected long-term rate of return on plan assets used to estimate 2005 pension benefit costs was 9.00%. The expected long-term rate of return on plan assets used to estimate the 2005 other postretirement benefit cost was 8.30%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

				Other
				Postretirement
	Pension Benefits			Benefits Three
	Three Months Ended			Months Ended
	June 30,			June 30,

	2005		2004	2005	2004

Service cost	$38		$33	$23	$20
Interest cost	139		134	43	44
Expected return on assets	(192	)(a)	(153)	(24)	(23)
Amortization of:
Transition obligation (asset)	(1)		(1)	2	2
Prior service cost (benefit)	4		4	(22)	(19)
Actuarial loss	30		15	17	15
Curtailment charge(b)	—		5	—	3
Special termination benefits charge(c)	—		—	—	8

Net periodic benefit cost	$18		$37	$39	$50

(a)	Increase in expected return on pension assets for the three months ended June 30, 2005 compared to 2004 was primarily attributable to discretionary pension contributions of $2 billion made during the first quarter of 2005.

(b)	ComEd, PECO and Generation were allocated curtailment charges for pension and other postretirement benefits of $3 million, $2 million and $3 million, respectively.

(c)	ComEd, PECO and Generation were allocated special termination benefit charges related to other postretirement benefits of $3 million, $2 million and $2 million, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Other
				Postretirement
	Pension Benefits			Benefits Six
	Six Months Ended			Months Ended
	June 30,			June 30,

	2005		2004	2005	2004

Service cost	$76		$66	$47	$40
Interest cost	278		268	86	89
Expected return on assets	(385	)(a)	(307)	(49)	(46)
Amortization of:
Transition obligation (asset)	(2)		(2)	5	4
Prior service cost (benefit)	8		8	(45)	(38)
Actuarial loss	60		30	33	30
Curtailment charge(b)	—		5	—	3
Special termination benefits charge(c)	—		—	—	8

Net periodic benefit cost	$35		$68	$77	$90

(a)	Increase in expected return on pension assets for the six months ended June 30, 2005 compared to 2004 was primarily attributable to discretionary pension contributions of $2 billion made during the first quarter of 2005.

(b)	ComEd, PECO and Generation were allocated curtailment charges for pension and other postretirement benefits of $3 million, $2 million and $3 million, respectively.

(c)	ComEd, PECO and Generation were allocated special termination benefit charges related to other postretirement benefits of $3 million, $2 million and $2 million, respectively.
     The following table presents the allocation by registrant of Exelon’s pension and post-retirement benefit costs during the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Pension and Postretirement Benefit Costs(a)	2005	2004	2005	2004

ComEd	$19	$23	$38	$47
PECO	5	8	11	16
Generation	25	31	49	62

(a)	Includes capital and operating and maintenance expense.
     Exelon sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon matches a percentage of the employee contribution up to certain limits. The following table presents, by registrant, the matching contribution to the savings plans during the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Savings Plan Matching Contributions	2005	2004	2005	2004

Exelon	$15	$14	$29	$28
ComEd	4	4	8	8
PECO	1	1	3	3
Generation	7	6	14	13

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes (Exelon, ComEd, PECO and Generation)

Exelon
      Exelon’s effective income tax rate from continuing operations varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.4	2.8	3.7	2.7
Synthetic fuel-producing facilities credit(a)	(8.8)	(6.6)	(8.1)	(7.1)
Qualified nuclear decommissioning trust fund income	1.0	0.5	0.7	0.6
Tax-exempt income	(0.4)	(0.3)	(0.4)	(0.4)
Amortization of investment tax credit	(0.3)	(0.3)	(0.3)	(0.4)
Nontaxable employee benefits	(0.2)	(0.2)	(0.3)	(0.3)
Low-income housing credit	—	(0.5)	—	(0.5)
Other	(1.1)	0.4	(0.5)	0.2

Effective income tax rate	28.6%	30.8%	29.8%	29.8%

(a)	See Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

ComEd
      ComEd’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.8	4.7	4.8	4.8
Amortization of regulatory asset	0.8	0.5	0.8	0.5
Amortization of investment tax credit	(0.4)	(0.2)	(0.5)	(0.2)
Nontaxable employee benefits	(0.4)	(0.3)	(0.5)	(0.2)
Other	(0.4)	(0.4)	0.1	(0.2)

Effective income tax rate	39.4%	39.3%	39.7%	39.7%

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO
      PECO’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(4.4)	(0.8)	(1.5)	0.1
Amortization of investment tax credit	(0.4)	(0.4)	(0.3)	(0.4)
Nontaxable employee benefits	(0.3)	(0.2)	(0.2)	(0.2)
Plant basis differences	(0.7)	(1.3)	(0.2)	(1.2)
Other	0.7	1.0	0.3	(0.8)

Effective income tax rate	29.9%	33.3%	33.1%	32.5%

Generation
      Generation’s effective income tax rate from continuing operations varied from the U.S. Federal statutory rate principally due to the following:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.3	3.1	4.6	3.5
Nuclear decommissioning trust income	1.5	1.2	1.0	1.8
Tax exempt income	(0.6)	(0.8)	(0.5)	(1.2)
Amortization of investment tax credit	(0.2)	(0.4)	(0.2)	(0.6)
Nontaxable employee benefits	(0.2)	(0.2)	(0.2)	(0.4)
Other	(1.4)	0.1	(1.2)	0.2

Effective income tax rate	38.4%	38.0%	38.5%	38.3%

      Investments in Synthetic Fuel-Producing Facilities. Exelon’s interests in synthetic fuel-producing facilities increased Exelon’s net income by $29 million and $15 million during the three months ended June 30, 2005 and 2004, respectively, and $45 million and $29 million during the six months ended June 30, 2005 and 2004, respectively. Tax credits generated by the production of synthetic fuel are subject to a phase-out provision that gradually reduces tax credits as the annual average wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credits would have begun to phase out when the annual average wellhead price per barrel of domestic crude oil exceeded $51 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $64 per barrel. The 2005 phase-out range will be calculated using inflation rates published in 2006 by the Internal Revenue Service (IRS). Exelon estimates that for 2005 the tax credits will begin to phase out

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
if the annual average wellhead price per barrel of domestic crude oil exceeds $52 per barrel and will completely phase out if the annual average wellhead price per barrel of domestic crude oil reaches $66 per barrel. For the six months ended June 30, 2005, the average closing price of a barrel of domestic crude oil was approximately $46. Based on both the average closing price to date and current futures prices for the remaining months of 2005, Exelon estimates that there will not be a phase-out of tax credits in 2005.
      Absent any efforts to mitigate market price exposure, if domestic crude oil prices increase further in 2005 and continue to stay at a high level in 2006 and 2007, the tax credits and net income generated by the investments may be reduced substantially and could result in an estimated after-tax non-operating loss of $70 million per year in the event the tax credits are completely phased out. In 2005, Exelon and Generation entered into certain derivatives to hedge a portion of this commodity exposure in the normal course of their trading operations. These derivatives could result in cash proceeds to Exelon of $23 million, $70 million and $70 million in 2005, 2006 and 2007, respectively, in the event the tax credits are completely phased-out.
      Exelon has recorded an intangible asset related to its investments in these facilities with a net carrying value of $177 million at June 30, 2005 that could become impaired if domestic crude oil prices continue to increase in the future. However, the subsidiaries of Exelon that hold interests in the synthetic fuel-producing facilities are subject to debt obligations related to the purchase of the facilities that have a principal balance of $189 million as of June 30, 2005. The performance of those subsidiaries with respect to these debt obligations is not guaranteed by Exelon.
      1999 Sale of Fossil Generating Assets. Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of June 30, 2005, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. Exelon’s and ComEd’s ability to continue to defer all or a portion of this liability depends on whether their treatment of the sales proceeds as having been received in connection with an involuntary conversion is proper pursuant to applicable law. Exelon’s and ComEd’s ability to continue to defer the remainder of this liability may depend in part on whether their tax characterization of a lease transaction ComEd entered into in connection with the sale is proper pursuant to applicable law. For instance, the IRS may argue that the lease transaction is of a type it has recently announced its intention to challenge, and Exelon and ComEd understand that somewhat similar transactions entered into by other companies have been the subject of review and challenge by the IRS. A successful IRS challenge to ComEd’s positions would have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes currently payable. As of June 30, 2005, Exelon’s potential cash outflow, including tax and interest (after-tax), could be as much as $930 million. Exelon’s, ComEd’s and Generation’s management believe a reserve for interest has been appropriately recorded in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5); however, the ultimate outcome of such matters could result in unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Federal tax returns covering the period of the 1999 sale are currently under IRS audit. Final resolution of this matter is not anticipated for several years.

11.	Nuclear Decommissioning and Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)

Nuclear Decommissioning
      Both Generation and AmerGen Energy Company, LLC (AmerGen), a wholly owned subsidiary of Generation, have legal obligations to decommission their nuclear power plants following the expiration of their

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respective operating licenses. In accordance with SFAS No. 143, this obligation is reflected as an asset retirement obligation (ARO), which is classified as a noncurrent liability. Refer to Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning and nuclear decommissioning trust fund investments. In addition, see Note 16 — Related-Party Transactions for information regarding intercompany balances between Generation, and ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations. The balances reflect the applicable accounting methodology; although it is expected that all decommissioning-related assets will ultimately be used to satisfy decommissioning obligations.
      Generation updates its ARO on a periodic basis. During the second quarter of 2005, Generation recorded a $281 million net decrease to the ARO resulting from revisions to estimated future nuclear decommissioning cash flows. This update also resulted in a corresponding decrease to the asset retirement cost (ARC) of approximately $251 million, included in property, plant and equipment. The balance of the decrease to the ARO related primarily to the retired units, which have no remaining useful life and, likewise, no existing ARC to offset. The decrease related to these retired units totaled approximately $30 million and was recorded as a credit to income. However, since there is currently no impact to net income for the decommissioning of the former ComEd and PECO units, the $30 million credit to income was equally offset with a charge to operating income and an adjustment to the intercompany payable to ComEd and PECO at Generation, and an adjustment to the regulatory liability at Exelon. Both the credit to income and the offsetting charge to operating income are included in the operating and maintenance line of the income statement.
      The net decrease to the ARO resulted primarily from a year-over-year decline in the cost escalation factors used to estimate future undiscounted costs, which was partially offset by an increase resulting from updated decommissioning cost studies received for two nuclear stations. Both the updated escalation factors and the updated cost estimates were provided by independent third-party appraisers. Cost studies are generally updated every three to five years in accordance with NRC regulations and industry practice. The net decrease in the ARO for the former ComEd units, the former PECO units and the AmerGen units resulting from revisions to estimated cash flows during 2005 was $207 million, $40 million and $34 million, respectively. As of June 30, 2005, the ARO balances for the former ComEd, the former PECO and the AmerGen units totaled approximately $2.2 billion, $1.0 billion and $0.6 billion, respectively.
      The following table presents a roll forward of the ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from January 1, 2005 to June 30, 2005:

	Generation	Exelon

Asset retirement obligation at January 1, 2005	$3,980	$3,981
Net decrease resulting from updates to estimated future cash flows	(281)	(281)
Liabilities disposed(a)	(3)	(3)
Accretion expense	126	126
Payments to decommission retired plants	(6)	(6)

Asset retirement obligation at June 30, 2005	$3,816	$3,817

(a)	The ARO of Sithe was removed from the balance sheet upon its sale on January 31, 2005.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nuclear Decommissioning Trust Fund Investments
      At June 30, 2005 and December 31, 2004, Exelon and Generation had nuclear decommissioning trust fund investments in the amounts of $5,306 million and $5,262 million, respectively.
      At June 30, 2005, Exelon and Generation had gross unrealized gains of $539 million and gross unrealized losses of $50 million. The gross unrealized losses were comprised of $41 million related to trust accounts for the decommissioning of the former ComEd and PECO plants and $9 million primarily related to the trust accounts for the decommissioning of the AmerGen plants. At December 31, 2004, Exelon and Generation had gross unrealized gains of $626 million and gross unrealized losses of $44 million related to the nuclear decommissioning trust fund investments. The gross unrealized losses were comprised of $37 million related to trust accounts for the decommissioning of the former ComEd and PECO plants and $7 million primarily related to the trust accounts for the decommissioning of the AmerGen plants.
      During the three and six-month periods ending June 30, 2005, Exelon realized gains resulting from the sale of nuclear decommissioning trust fund investments of $54 million and $55 million, respectively. Of these gains, $36 million and $39 million, in the three and six months ended June 30, 2005, respectively, related to investments held in the AmerGen decommissioning trust funds. These gains were recognized primarily as a result of changes to the investment strategy associated with the mix of investments in the nuclear decommissioning trust funds in the first half of 2005. For the former ComEd and PECO units, these gains and losses have been reflected as a component of other income, and due to the contractual construct, had no impact on the results of operations of Exelon and Generation. Refer to Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning and nuclear decommissioning trust fund investments, including a discussion of the contractual construct.
      Exelon evaluates decommissioning trust fund investments for other-than-temporary impairments by analyzing the historical performance, cost basis and market value of securities in unrealized loss positions in comparison to related market indices. During the six months ended June 30, 2005, Exelon concluded that certain trust fund investments were other-than-temporarily impaired based on various factors assessed in the aggregate, including the duration and severity of the impairment, the anticipated recovery of the securities and consideration of Exelon’s ability and intent to hold the investments until the recovery of their cost basis. This determination resulted in impairment charges of $1 million and $2 million for the three and six months ended June 30, 2005, respectively, recorded in other income and deductions associated with the trust funds for the decommissioning of the AmerGen plants. Also, Exelon realized $5 million and $12 million for the three and six months ended June 30, 2005, respectively, of the previously unrealized losses associated with the trust investments for the decommissioning of the former ComEd and PECO plants. As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability at ComEd and PECO, realization of these losses associated with the former ComEd and PECO plants had no impact on Exelon’s results of operations or financial position.

12.	Earnings Per Share and Shareholders’ Equity (Exelon)

Share Repurchases
      During the first quarter of 2005, Exelon repurchased 0.2 million shares of common stock from a retired executive for $8 million. These shares are held as treasury shares and are recorded at cost. Exelon did not repurchase any shares during the second quarter of 2005.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Income from continuing operations	$516	$503	$1,023	$900
Income (loss) from discontinued operations	(2)	18	12	1

Income before cumulative effect of a change in accounting principle	$514	$521	$1,035	$901
Cumulative effect of a change in accounting principle	—	—	—	32

Net income	$514	$521	$1,035	$933

Average common shares outstanding — basic	670	661	669	660
Assumed exercise of stock options	7	6	7	6

Average common shares outstanding — diluted	677	667	676	666

Earnings per average common share — Basic:
Income from continuing operations	$0.77	$0.76	$1.53	$1.36
Income from discontinued operations	—	0.03	0.02	—

Income before cumulative effect of a change in accounting principle	$0.77	$0.79	$1.55	$1.36
Cumulative effect of a change in accounting principle	—	—	—	0.05

Net income	$0.77	$0.79	$1.55	$1.41

Earnings per average common share — Diluted:
Income from continuing operations	$0.76	$0.75	$1.51	$1.35
Income from discontinued operations	—	0.03	0.02	—

Income before cumulative effect of a change in accounting principle	$0.76	$0.78	$1.53	$1.35
Cumulative effect of a change in accounting principle	—	—	—	0.05

Net income	$0.76	$0.78	$1.53	$1.40

      The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1 million for the three and six months ended June 30, 2004. There were no stock options excluded for the three or six months ended June 30, 2005.

13.	Commitments and Contingencies (Exelon, ComEd, PECO and Generation)
      For information regarding capital commitments and nuclear decommissioning at December 31, 2004, see Notes 14 and 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

Energy Commitments
      At June 30, 2005, Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights did not change significantly from December 31, 2004, except for the following:

•	Power-only sales commitments of $395 million and minimum fuel purchase commitments of $217 million were eliminated after the sale of Sithe on January 31, 2005.

•	During the second quarter of 2005, in the normal course of business, Generation entered into long-term contracts for uranium enrichment services, increasing commitments in years beyond 2009 by approximately $400 million.

Commercial Commitments
      Exelon, ComEd, PECO and Generation’s commercial commitments as of June 30, 2005, representing commitments potentially triggered by future events did not change significantly from December 31, 2004, except for the following:

•	Letters of credit decreased $108 million, primarily as a result of the sale of Sithe. See Note 4 — Acquisitions and Dispositions for further discussion. Guarantees decreased $174 million, primarily as a result of the wind-down of Enterprises’ operations.

Environmental Liabilities
      Exelon, ComEd, PECO and Generation accrue amounts for environmental investigation and remediation costs that can be reasonably estimated, including amounts for manufactured gas plant (MGP) investigation and remediation. Exelon has identified 69 sites where former MGP activities have or may have resulted in actual site contamination. Of these 69 sites, the Illinois Environmental Protection Agency has approved the clean up of 5 sites and the Pennsylvania Department of Environmental Protection has approved the clean up of 9 sites. Pursuant to a PAPUC order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 14 — Supplemental Financial Information for further information regarding regulatory assets and liabilities. As of June 30, 2005 and December 31, 2004, Exelon, ComEd, PECO and Generation had accrued the following amounts for environmental liabilities:

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
June 30, 2005	Reserve	and Remediation(a)

ComEd	$59	$54
PECO	46	40
Generation	15	—

Exelon	$120	$94

(a)	Discounted.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
December 31, 2004	Reserve	and Remediation(a)

ComEd	$61	$55
PECO	47	41
Generation	16	—

Exelon	$124	$96

(a)	Discounted.
     Exelon, ComEd, PECO and Generation cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.
      Section 316(b) of the Clean Water Act. In a pre-draft permit dated May 13, 2005, as part of the pending National Pollution Discharge Elimination System permit renewal process for Oyster Creek, the New Jersey Department of Environmental Protection (NJDEP) preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. AmerGen has not made a determination regarding how it will demonstrate compliance with the Section 316(b) regulations, but believes that other compliance options under the final Phase II rule are viable and will be analyzed as part of the plant’s comprehensive demonstration study. If application of the Section 316(b) regulations requires the retrofitting of Oyster Creek’s cooling water intake structure, or extensive wetlands restoration, this could result in material costs of compliance. See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for additional information regarding Section 316(b) of the Clean Water Act.
      Cotter Corporation. See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for information regarding environmental matters associated with the Cotter Corporation.
      Voluntary Greenhouse Gas Emissions Reductions. Exelon announced on May 6, 2005 that it has established a voluntary goal to reduce its greenhouse gas (GHG) emissions by eight percent from 2001 levels by the end of 2008. The eight percent reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon will incorporate recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in climate-reducing activities. Exelon made this pledge under the U.S. Environmental Protection Agency’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. Exelon believes that its planned greenhouse gas management efforts, including increased use of renewable energy, its current energy efficiency initiatives and its efforts in the areas of carbon sequestration, will allow it to achieve this goal. The anticipated cost of achieving the voluntary GHG emissions reduction goal will not have a material effect on Exelon’s future results of operations, financial condition and cash flows.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

Exelon
      PJM Billing Dispute. In December 2004, Exelon filed a complaint against PJM and PPL Electric with the FERC alleging that PJM had overcharged Exelon from April 1998 through May 2003 as a result of a billing error. Specifically, the complaint alleges that PJM mistakenly identified PPL Electric’s Elroy substation transformer as belonging to Exelon and that, as a consequence, during times of congestion, Exelon’s bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric’s load. The complaint requests the FERC, among other things, to direct PPL Electric to refund to PJM $39.1 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to Exelon.
      On April 18, 2005, the FERC issued an Order Establishing Hearing and Settlement Judge Proceedings. The FERC ruled that “. . .Exelon is entitled to reimbursement, but we set for hearing and settlement judge proceedings the issue of how much reimbursement Exelon is entitled to, including interest, and how much each party shall pay, based on each party’s responsibility for the erroneous charges.” The FERC Order required the Chief Administrative Law Judge to appoint a settlement judge and if the matter is not resolved through these settlement proceedings, the Chief Administrative Judge will be required to send the matter to an evidentiary hearing.
      Exelon has not recorded any receivables associated with this matter.

Generation
      Asbestos Claims. Like many other industrial companies, Generation is a defendant in personal injury actions related to asbestos exposure in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. The vast majority of these asbestos-related bodily injury claims allege a variety of lung-related diseases based on alleged exposure to asbestos by former third-party contractors involved in the original construction or maintenance of the facilities. The construction of these facilities primarily occurred between 1950 and 1975. Generation does not have significant asbestos-related bodily injury claims occurring after 1980.
      As part of the 2001 restructuring in which Generation purchased ComEd’s and PECO’s energy producing facilities, Generation assumed all current and future benefits and liabilities associated with these facilities. Based on the receipt of asbestos-related bodily injury claims during 2002, 2003 and 2004, where previously an insignificant number of claims were received and corresponding expenses were recorded, Generation engaged independent actuaries to determine if a reasonable estimate of future losses could be made based on historical claims data and other available information. Based on the currently available volume and diversity of historical claim and payment data, the actuaries determined that a reasonable estimate could be prepared and, accordingly, Generation engaged the actuaries to calculate an estimate of future losses. In the second quarter of 2005, based on the actuaries’ analyses, management’s review of current and expected losses and the view of counsel regarding the assumptions used in estimating the future losses, Generation recorded an undiscounted $43 million pre-tax charge for its estimated portion of all estimated future asbestos-related personal injury claims estimated to be presented through 2030. This amount does not include estimated legal costs associated with handling these matters, which could be material. Exelon management determined that it was not reasonable to estimate future asbestos-related personal injury claims past 2030 based on only three years of historical claims data and the significant amount of judgment required to estimate this liability. In calculating future losses, management and the actuaries made various assumptions, including but not limited to, the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
overall number of future claims estimated through the use of actuarial models, Exelon’s estimated portion of future settlements and obligations, the distribution of exposure sites, the anticipated future mix of diseases that relate to asbestos exposure and the anticipated levels of awards made to plaintiffs. Exelon’s recent history of successfully defending itself in court cases for asbestos-related bodily injury claims was qualitatively considered in determining this estimate.
      The amounts recorded by Generation for estimated future asbestos-related bodily injury claims are based upon known facts at the time the report was prepared. Projecting future events, such as the number of new claims to be filed each year and the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos-related litigation in the United States, could cause the actual costs to be higher or lower than projected. While it is not possible to predict the ultimate outcome of the asbestos-related claims and settlements, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on Exelon’s or Generation’s results of operations and financial position. Management cautions, however, that these estimates for asbestos-related bodily injury cases and settlements are difficult to predict and may be influenced by many factors. Accordingly, these matters, if resolved in a manner different from the estimate, could have a material effect on Exelon’s or Generation’s financial position and cash flow.
      The $43 million pre-tax charge was recorded as part of operating and maintenance expense on Generation’s Consolidated Statement of Income and Comprehensive Income and reduced net income by $27 million. At June 30, 2005, Exelon has approximately $53 million reserved in total for asbestos-related bodily injury claims. Approximately $10 million of this amount relates to 135 open claims presented to Generation as of June 30, 2005, while the remaining $43 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2030. Exelon anticipates obtaining periodic updates of the estimate of future losses. On a quarterly basis, Exelon will monitor actual experience against the number of forecasted claims to be received and expected claim payments.

PECO and Generation
      Real Estate Tax Appeals. PECO and Generation each have been challenging real estate taxes assessed on nuclear plants. PECO is involved in litigation in which it is contesting taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Limerick Generating Station (Montgomery County, PA) (Limerick) and Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom) plants. Generation is involved in real estate tax appeals for 2000 through 2004, also regarding the valuation of its Limerick and Peach Bottom plants, Quad Cities Station (Rock Island County, IL), Three Mile Island Nuclear Station (Dauphin County, PA) (TMI) and Oyster Creek Nuclear Generating Station (Forked River, NJ). PECO and Generation have reached settlements with the taxing authorities over the Limerick real estate assessments for 1998 and 1999. Pursuant to the settlement agreement, all Limerick tax appeals were dismissed by the state court, PECO has agreed to an additional payment of approximately $3 million for the two PURTA years and Generation has agreed to make additional payments in lieu of taxes for years 2005 through 2008. As a result of the Limerick settlement, PECO reduced its real estate tax reserve balance by $6 million in the first quarter of 2005. In addition, Generation has reached a settlement with the taxing authorities over the TMI real estate assessment and is waiting for state court approval. As a result of the TMI settlement, Generation reduced its real estate tax reserve balance by $6 million in the first quarter of 2005. Generation recently reached an agreement with the taxing authorities for all years under appeal for the Quad Cities station and is working to reduce the agreement to writing and obtain signatures and state court approval. Generation also recently reached an agreement with the taxing authorities for all years under appeal for the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Oyster Creek station and is working toward formal approval by the taxing authorities at their council meetings, signatures and state court approval.
      PECO and Generation believe their reserve balances for other exposures associated with real estate taxes as of June 30, 2005 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5. The ultimate outcome of such matters, however, could result in unfavorable or favorable adjustments to the consolidated financial statements of Exelon, PECO and Generation and such adjustments could be material.

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

Income Tax Refund Claims
      ComEd and PECO have several pending tax refund claims seeking acceleration of certain tax deductions and additional tax credits. ComEd and PECO are unable to estimate the ultimate outcome of these refund claims and will account for any amounts received in the period the matters are settled with the IRS.
      ComEd and PECO had entered into several agreements with a tax consultant related to the filing of these refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultants of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the merger among PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO/ Unicom Merger) would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO/ Unicom Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of outstanding refund claims.
      In 2004, the IRS granted preliminary approval for one of ComEd’s refund claims and final approval was obtained in the first quarter of 2005. The investment tax credit refund and associated interest have been recorded in the financial statements. Approximately $14 million of tax and interest benefit received in the second quarter of 2005 has been reflected in the financial statements of which $12 million ($9 million after-tax) was recorded to goodwill under the provisions of EITF Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” As a result, ComEd recorded consulting expenses of $5 million (pre-tax) in 2004.
      Based on recent negotiations with the IRS, PECO believes it will receive a refund related to one of its claims. As of June 30, 2005, PECO had not reflected the tax benefit associated with the refund claim pending final approval of the IRS. During 2005, PECO recorded total consulting expenses of $6 million (pre-tax). The charge represents an estimate of the fee owed to the tax consultant which may be adjusted upward or downward depending on the final resolution of the matter with the IRS.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jointly Owned Electric Utility Plant
      See Note 16 of Generation’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for information regarding electric utility plants jointly owned by Generation.

14.	Supplemental Financial Information (Exelon, ComEd, PECO and Generation)

Supplemental Income Statement Information
      The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Income and Comprehensive Income of Exelon, ComEd, PECO and Generation for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

Exelon	2005	2004	2005	2004

Investment income	$3	$2	$6	$5
Gain on disposition of assets and investments, net(a)	6	9	7	13
Gain on sale of Boston Generating	—	85	—	85
Decommissioning-related activities:
Decommissioning trust fund income(b)	50	28	79	58
Decommissioning trust fund income — AmerGen(b)	47	8	59	19
Other-than-temporary impairment of decommissioning trust funds(c)	(5)	—	(12)	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(1)	—	(2)	—
Regulatory offset to non-operating decommissioning-related activities(d)	(46)	(28)	(67)	(58)
Net direct financing lease income	6	6	11	11
Allowance for funds used during construction (AFUDC), equity	2	2	3	2
Other	7	4	15	13

Other, net	$69	$116	$99	$148

(a)	See Note 4 — Acquisitions and Dispositions for further discussion. Excludes gains (losses) related to Sithe and certain components of Enterprises as they are classified as discontinued operations.

(b)	Includes investment income and realized gains and losses.

(c)	As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability, the realization of these losses associated with the former ComEd plants had no impact on Exelon’s or Generation’s results of operations or financial position.

(d)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s Annual Report on 2004 Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for more information regarding the regulatory accounting applied for certain nuclear units.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

ComEd	2005	2004	2005	2004

Investment income	$1	$1	$2	$2
Gain on disposition of assets and investments, net	2	—	4	2
AFUDC, equity	1	1	2	2
Other	2	—	2	—

Other, net	$6	$2	$10	$6

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

PECO	2005	2004	2005	2004

Investment income	$2	$1	$4	$3
Gain on disposition of assets and investments, net	4	2	3	2
Other	—	—	1	—

Other, net	$6	$3	$8	$5

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Generation	2005	2004	2005	2004

Decommissioning-related activities:
Decommissioning trust fund income(a)	$50	$28	$79	$58
Decommissioning trust fund income — AmerGen(a)	47	8	59	19
Other-than-temporary impairment of decommissioning trust funds(b)	(5)	—	(12)	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(1)	—	(2)	—
Regulatory offset to non-operating decommissioning-related activities(c)	(46)	(28)	(67)	(58)
Gain on sale of Boston Generating	—	85	—	85
Other	6	3	12	11

Other, net	$51	$96	$69	$115

(a)	Includes investment income and realized gains and losses.

(b)	As both realized and unrealized losses are included as a reduction in the fair value of the investments and in the fair value of the regulatory liability, the realization of these losses associated with the former ComEd plants had no impact on Exelon’s or Generation’s results of operations or financial position.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s Annual Report on 2004 Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for more information regarding the regulatory accounting applied for certain nuclear units.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information
      The following tables provide additional information regarding the regulatory assets and liabilities of Exelon, ComEd and PECO:

	June 30,	December 31,
Exelon and ComEd	2005	2004

Regulatory assets (liabilities)
Nuclear decommissioning	$(1,432)	$(1,433)
Removal costs	(1,030)	(1,011)
Reacquired debt costs and interest-rate swap settlements	113	118
Recoverable transition costs	72	87
Deferred income taxes	6	4
Other	31	31

Total	$(2,240)	$(2,204)

	June 30,	December 31,
Exelon and PECO	2005	2004

Regulatory assets (liabilities)
Competitive transition charge	$3,743	$3,936
Deferred income taxes	751	747
Non-pension postretirement benefits	49	52
Reacquired debt costs	39	42
MGP regulatory asset(a)	19	32
U.S. Department of Energy facility decommissioning	16	19
Nuclear decommissioning	(45)	(46)
Other	15	8

Long-term regulatory assets	4,587	4,790
Deferred energy costs (current asset)	13	71

Total	$4,600	$4,861

(a)	See Note 13 — Commitments and Contingencies for further information.
     The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of June 30, 2005 and December 31, 2004:

June 30, 2005	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$7,469	$1,103	$2,172	$4,082
Accounts receivable:
Allowance for uncollectible accounts	76	17	40	16

December 31, 2004	Exelon	ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$7,229	$1,008	$2,165	$3,949
Accounts receivable:
Allowance for uncollectible accounts	93	16	52	19

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
      Exelon sold or wound down substantially all components of Enterprises in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment and is included in the “other” category within the table below. Presentation for 2004 has been adjusted for comparative purposes.
      ComEd, PECO and Generation each operate in a single business segment; as such, no separate segment information is provided for these registrants.

Three Months Ended June 30, 2005 and 2004
      Exelon’s segment information for the three months ended June 30, 2005 and 2004 is as follows:

	Energy			Intersegment
	Delivery	Generation	Other(a)	Eliminations	Exelon

Total revenues:(b)
2005	$2,532	$2,105	$174	$(1,327)	$3,484
2004	2,435	1,881	173	(1,051)	3,438
Intersegment revenues:
2005	$4	$1,150	$173	$(1,327)	$—
2004	8	871	172	(1,051)	—
Income (loss) from continuing operations before income taxes and minority interest:
2005	$336	$482	$(95)	$—	$723
2004	485	300	(60)	—	725
Income taxes:
2005	$118	$185	$(96)	$—	$207
2004	182	114	(73)	—	223
Income from continuing operations:
2005	$218	$297	$1	$—	$516
2004	303	187	13	—	503
Income (loss) from discontinued operations:
2005	$—	$(1)	$(1)	$—	$(2)
2004	—	(9)	27	—	18
Net income:
2005	$218	$296	$—	$—	$514
2004	303	178	40	—	521

(a)	Other includes corporate operations, shared service entities, including Exelon Business Services Company (BSC), Enterprises and investments in synthetic fuel-producing facilities.

(b)	$57 million in utility taxes are included in revenues and expenses for each of the three months ended June 30, 2005 and 2004 for ComEd. $53 million and $50 million in utility taxes are included in revenues and expenses for the three months ended June 30, 2005 and 2004, respectively, for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2005 and 2004
      Exelon’s segment information for the six months ended June 30, 2005 and 2004 is as follows:

	Energy			Intersegment
	Delivery	Generation	Other(a)	Eliminations	Exelon

Total revenues:(b)
2005	$5,214	$4,125	$341	$(2,635)	$7,045
2004	5,010	3,826	335	(2,098)	7,073
Intersegment revenues:
2005	$8	$2,285	$342	$(2,635)	$—
2004	21	1,750	327	(2,098)	—
Income (loss) from continuing operations before income taxes and minority interest:
2005	$652	$977	$(171)	$—	$1,458
2004	986	418	(122)	—	1,282
Income taxes:
2005	$236	$376	$(177)	$—	$435
2004	367	160	(145)	—	382
Income from continuing operations:
2005	$416	$601	$6	$—	$1,023
2004	619	258	23	—	900
Income (loss) from discontinued operations:
2005	$—	$15	$(3)	$—	$12
2004	—	(10)	11	—	1
Cumulative effect of a change in accounting principle:
2005	$—	$—	$—	$—	$—
2004	—	32	—	—	32
Net income:
2005	$416	$616	$3	$—	$1,035
2004	619	280	34	—	933
Total Assets:
June 30, 2005	$28,342	$16,550	$13,897	$(16,707)	$42,082
December 31, 2004	27,574	16,438	13,268	(14,510)	42,770

(a)	Other includes corporate operations, shared service entities, including Exelon Business Services Company (BSC), Enterprises and investments in synthetic fuel-producing facilities.

(b)	$120 million and $119 million in utility taxes are included in revenues and expenses for the six months ended June 30, 2005 and 2004, respectively, for ComEd. $105 million and $100 million in utility taxes are included in revenues and expenses for the six months ended June 30, 2005 and 2004, respectively, for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related-Party Transactions (Exelon, ComEd, PECO and Generation)

Exelon and ComEd
      The financial statements of Exelon and ComEd include related-party transactions with unconsolidated affiliates as presented in the tables below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues from ComEd
Transitional Funding Trust	$1	$—	$2	$—
Interest expense to financing affiliates
ComEd Transitional Funding Trust	17	21	36	45
ComEd Financing II	4	4	7	7
ComEd Financing III	3	3	6	6
Equity in losses from unconsolidated affiliates
ComEd Funding LLC	4	6	8	9

	June 30,	December 31,
	2005	2004

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$14	$9
Investment in affiliates
ComEd Funding LLC	28	36
ComEd Financing II	10	10
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	11	10
Payables to affiliates (current)
ComEd Financing II	6	6
ComEd Financing III	4	4
Long-term debt to financing trusts (including due within one year)
ComEd Transitional Funding Trust	1,151	1,341
ComEd Financing II	155	155
ComEd Financing III	206	206

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the transactions described above, ComEd’s financial statements include related-party transactions as presented in the tables below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues from affiliates
Generation(a)	$2	$5	$4	$16
Enterprises(a)	—	1	—	1
Purchased power from affiliate
PPA with Generation(b)	770	514	1,523	1,043
Operations & maintenance from affiliates
BSC(c)	44	45	88	82
Enterprises(d)	—	(4)	—	1
Interest income from affiliates
UII(e)	—	4	—	9
Exelon intercompany money pool(f)	1	1	3	2
Capitalized costs
BSC(c)	16	16	30	28
Cash dividends paid to parent	107	104	245	207

	June 30,	December 31,
	2005	2004

Receivables from affiliates (current)
Exelon intercompany money pool(f)	$21	$308
Other	—	1
Receivables from affiliates (noncurrent)
Generation(g)	1,432	1,433
Payables to affiliates (current)
Generation decommissioning(h)	11	11
Generation (a, b)	331	189
BSC(c)	15	17
Payables to affiliates (noncurrent)
Generation decommissioning(h)	11	11
Other	8	6
Shareholders’ equity — receivable from parent(i)	—	125

(a)	ComEd provides retail electric and ancillary services to Generation. ComEd provided electric and ancillary services to certain Enterprises companies which were sold in 2004. Prior to joining PJM on May 1, 2004, ComEd also provided transmission services to Generation and Enterprises.

(b)	ComEd has entered into a full-requirements purchase power agreement (PPA), as amended, with Generation. See Note 15 of ComEd’s Notes to Consolidated Financial Statements within ComEd’s 2004 Annual Report on Form 10-K for more information regarding the PPA.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(d)	ComEd had contracted with a subsidiary of Exelon Services (an Enterprises company) to provide energy conservation services to ComEd customers. The subsidiary was sold by Exelon in 2004.

(e)	ComEd had a note and interest receivable with a variable rate of the one month forward LIBOR rate plus 50 basis points from UII, LLC (successor to Unicom Investments Inc.) relating to ComEd’s December 1999 fossil plant sale. The note was paid in full during 2004.

(f)	ComEd participates in Exelon’s intercompany money pool. ComEd earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool at a market rate of interest.

(g)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers. For further information see Note 10 of ComEd’s Notes to Consolidated Financial Statements within ComEd’s 2004 Annual Report on Form 10-K information.

(h)	ComEd has a short-term and long-term payable to Generation, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation.

(i)	ComEd had a non-interest bearing receivable from Exelon related to a corporate restructuring in 2001. The receivable was settled in 2005.

Exelon and PECO
      The financial statements of Exelon and PECO include related-party transactions with unconsolidated financing subsidiaries as presented in the tables below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues from affiliate
PETT(a)	$2	$3	$4	$5
Interest expense to financing affiliates
PETT	54	59	110	119
PECO Trust III	1	1	3	3
PECO Trust IV	2	2	3	3
Equity in losses from unconsolidated affiliates
PETT	4	7	8	13

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2005	2004

Investment in affiliates
PETT	$70	$77
PECO Energy Capital Corp	4	4
PECO Trust IV	6	6
Payables to affiliates (current)
PECO Trust III	1	1
Long-term debt to financing trusts (including due within one year)
PETT	3,249	3,456
PECO Trust III	81	81
PECO Trust IV	103	103

(a)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
     In addition to the transactions described above, PECO’s financial statements include related-party transactions as presented in the tables below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues from affiliate
Generation(a)	$2	$2	$4	$4
Purchased power from affiliate
Generation(b)	379	349	760	699
Fuel from affiliate
Generation(c)	—	7	1	7
Operating and maintenance from affiliates
BSC(d)	28	28	53	51
Interest income from affiliates
Other	—	—	1	—
Capitalized costs
BSC(d)	6	5	12	9
Cash dividends paid to parent	116	90	231	180

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2005	2004

Receivable from affiliate (current)
Exelon intercompany money pool(e)	$—	$34
Receivable from affiliate (noncurrent)
Generation decommissioning(f)	45	46
Payables to affiliates (current)
Generation (b, c)	152	125
BSC(d)	14	20
Shareholder’s equity — receivable from parent(g)	1,302	1,482

(a)	PECO provides energy to Generation for Generation’s own use.

(b)	PECO has entered into a PPA with Generation. See Note 14 of PECO’s Notes to Consolidated Financial Statements within PECO’s 2004 Annual Report on Form 10-K for more information regarding the PPA.

(c)	Effective April 1, 2004, PECO entered into a one-year gas procurement agreement with Generation.

(d)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool at a market rate of interest.

(f)	PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers. See Note 9 of PECO’s Notes to Consolidated Financial Statements within PECO’s 2004 Annual Report on Form 10-K for further information.

(g)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2005 through 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation
      The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues from affiliates
ComEd(a)	$770	$514	$1,523	$1,043
PECO(a)	379	356	761	706
BSC(c)	1	1	1	1
Purchased power from affiliates
ComEd(b)	—	3	—	12
Fuel from affiliates
PECO(b)	1	—	1	—
Operating and maintenance from affiliates
ComEd(b)	2	2	4	4
PECO(b)	1	2	3	4
BSC(c)	63	65	127	126
Interest expense to affiliates
Exelon intercompany money pool(d)	—	1	2	2
Cash distribution paid to member	80	55	319	109
Cash contribution received from member	—	—	843	—

	June 30,	December 31,
	2005	2004

Receivables from affiliates (current)
ComEd(a)	$331	$189
ComEd decommissioning(f)	11	11
PECO(a)	152	125
BSC(c)	—	7
Note receivable from affiliate (noncurrent)
ComEd decommissioning(f)	11	11
Payables to affiliates (current)
Exelon(e)	4	42
BSC(c)	26	—
Notes payable to affiliates (current)
Exelon intercompany money pool(d)	—	283
Payables to affiliates (noncurrent)
ComEd decommissioning(g)	1,432	1,433
PECO decommissioning(g)	45	46

(a)	Generation has entered into PPAs with ComEd and PECO, as amended, to provide the full energy requirements of ComEd and PECO. Effective April 1, 2004, Generation entered into a one-year gas supply agreement with PECO. See Note 16 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Annual Report

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

(b)	Generation purchases retail electric and ancillary services from ComEd and buys energy from PECO for Generation’s own use. In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation. Prior to joining PJM on May 1, 2004, ComEd also provided transmission services to Generation. Amounts charged by PECO and ComEd to Generation for transmission have been recorded as intercompany purchased power by Generation. See Note 16 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

(c)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Some third-party reimbursements due Generation are recovered through BSC.

(d)	Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool at a market rate of interest.

(e)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.

(f)	Generation has a short-term and a long-term receivable from ComEd, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation resulting from the 2001 corporate restructuring. See Note 13 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

(g)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 13 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

17.	Derivative Financial Instruments (Exelon, ComEd and Generation)

Interest-Rate Swaps (Exelon and ComEd)
      The fair values of Exelon’s and ComEd’s interest-rate swaps were determined using quoted exchange prices, external dealer prices and available market pricing curves. At June 30, 2005 and December 31, 2004, Exelon had $565 million and $440 million, respectively, of notional amounts of interest-rate swaps outstanding, of which $565 million and $240 million, respectively, was held by ComEd. The following table provides the fair values at June 30, 2005 and December 31, 2004 of interest-rate swaps outstanding at June 30, 2005:

				June 30,	December 31,
	Notional			2005	2004
Company	Amount	Company Pays	Counterparty Pays	Fair Value	Fair Value

Fair-Value Hedges
ComEd	$240	3 Month LIBOR plus 1.12% — 1.60%	6.15%	$9	$9
Cash-Flow Hedges
ComEd	325	4.87% — 5.43%	3 Month LIBOR	(35)	—

Net deferred gains (losses)				$(26)	$9

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fair-Value Hedges. The Registrants utilize fixed-to-floating interest-rate swaps as a means to achieve their targeted level of variable rate debt as a percent of total debt. At June 30, 2005, ComEd had $240 million of notional amounts of fair-value hedges outstanding. The swaps have been designated as fair-value hedges, as defined in SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133) and, as such, changes in the fair value of the swaps are recorded in earnings; however, as long as the hedge remains effective and the underlying transaction remains probable, changes in the fair value of the swaps are offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. During the three and six months ended June 30, 2005 and June 30, 2004, no amounts relating to fair-value hedges were recorded in earnings as a result of ineffectiveness.
      Cash Flow Hedges. The Registrants utilize forward-starting interest-rate swaps to lock in interest-rate levels in anticipation of future financings. At June 30, 2005, ComEd had $325 million of notional amounts of cash-flow hedges outstanding. The swaps have been designated as cash-flow hedges, as defined in SFAS No. 133 and, as such, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (OCI). Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. During the three and six months ended June 30, 2005, Exelon settled interest-rate swaps in aggregate notional amounts of $1.5 billion and recorded net pre-tax losses of $39 million, which are being recorded as additional interest expense over the remaining life of the debt. During the three and six months ended June 30, 2005, Exelon recorded income of less than $1 million which was included in other, net on Exelon’s Consolidated Statement of Income and Comprehensive Income, representing the ineffective portions of changes in the fair value of cash-flow hedge positions related to the settlement of the interest-rate swaps. During the three and six months ended June 30, 2004, Exelon did not reclassify any amounts from accumulated OCI into earnings as a result of ineffectiveness. During the three and six months ended June 30, 2005 and June 30, 2004, ComEd did not reclassify any amounts from accumulated OCI into earnings as a result of ineffectiveness. Additionally, during the three and six months ended June 30, 2005 and 2004, Exelon and ComEd did not reclassify any amounts from accumulated OCI into earnings as a result of forecasted financing transactions no longer being probable.

Energy-Related Derivatives (Exelon and Generation)
      Generation utilizes derivatives to manage its available generating capacity and the provision of wholesale energy to its affiliates. Exelon and Generation utilize energy option contracts, energy financial swap arrangements, futures and forwards to limit the market price risk associated with energy commodity prices. Additionally, Generation enters into certain energy-related derivatives for trading or speculative purposes.
      Exelon and Generation’s energy contracts are accounted for under SFAS No. 133. Non-trading contracts may qualify for the normal purchases and normal sales exemption to SFAS No. 133 discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation -Critical Accounting Policies and Estimates” in Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K. Those that do not meet the normal purchase and normal sales exemption are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 (or are not designated as such) and proprietary trading contracts are recognized in current earnings. Generation also has contracted for access to additional generation and sales to load-serving entities that are accounted for under the accrual method of accounting discussed in Note 20 of Exelon’s Notes to

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.
      At June 30, 2005, Exelon and Generation had net liabilities of $322 million and $339 million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives, which included the energy derivatives at Exelon and Generation discussed below. The following table provides a summary of the fair value balances recorded by Exelon and Generation as of June 30, 2005:

	Generation
						Exelon
	Cash-Flow	Other	Proprietary		Other(a)	Energy-Related
Derivatives	Hedges	Derivatives	Trading	SubTotal	Derivatives	Derivatives(b)

Current assets	$335	$161	$12	$508	$—	$508
Noncurrent assets	158	32	140	330	17	347

Total mark-to-market energy contract assets	$493	$193	$152	$838	$17	$855

Current liabilities	$(607)	$(140)	$(9)	$(756)	$—	$(756)
Noncurrent liabilities	(254)	(28)	(139)	(421)	—	(421)

Total mark-to-market energy contract liabilities	$(861)	$(168)	$(148)	$(1,177)	$—	$(1,177)

Total mark-to-market energy contract net assets (liabilities)	$(368)	$25	$4	$(339)	$17	$(322)

(a)	Other includes corporate operations, shared service entities, including Exelon Business Services Company (BSC), Enterprises and investments in synthetic fuel-producing facilities.

(b)	Excludes Exelon’s interest-rate swaps.
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
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-Flow Hedges (Generation)
      The tables below provide details of effective cash-flow hedges under SFAS No. 133 included on Generation’s Consolidated Balance Sheet as of June 30, 2005. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s derivatives. The tables also include a rollforward of accumulated OCI related to cash-flow hedges for the three and six months ended June 30, 2005 and 2004, providing information about the changes in the fair value of hedges and the reclassification from OCI into earnings.

Total Cash-Flow
Hedge OCI Activity,
Three Months Ended June 30, 2005	Net of Income Tax

Accumulated OCI derivative loss at April 1, 2005	$(259)
Changes in fair value	(28)
Reclassifications from OCI to net income	63

Accumulated OCI derivative loss at June 30, 2005	$(224)

Total Cash-Flow
Hedge OCI Activity,
Six Months Ended June 30, 2005	Net of Income Tax

Accumulated OCI derivative loss at January 1, 2005	$(137)
Changes in fair value	(204)
Reclassifications from OCI to net income	117

Accumulated OCI derivative loss at June 30, 2005	$(224)

Total Cash-Flow
Hedge OCI Activity,
Three Months Ended June 30, 2004	Net of Income Tax

Accumulated OCI derivative loss at April 1, 2004	$(322)
Changes in fair value	(44)
Reclassifications from OCI to net income	76

Accumulated OCI derivative loss at June 30, 2004	$(290)

Total Cash-Flow
Hedge OCI Activity,
Six Months Ended June 30, 2004	Net of Income Tax

Accumulated OCI derivative loss at January 1, 2004	$(133)
Changes in fair value	(310)
Reclassifications from OCI to net income	151
Exelon Energy opening balance	2

Accumulated OCI derivative loss at June 30, 2004	$(290)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At June 30, 2005, Generation had net unrealized pre-tax losses of $370 million of cash-flow hedges recorded in accumulated OCI. Based on market prices at June 30, 2005, approximately $274 million of these deferred net pre-tax unrealized losses on derivative instruments in accumulated OCI are expected to be reclassified to earnings during the next twelve months. However, the actual amount reclassified to earnings could vary due to future changes in market prices. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs. The majority of Generation’s cash-flow hedges are expected to settle within the next three years.
      Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $102 million pre-tax loss and a $124 million pre-tax loss for the three months ended June 30, 2005 and 2004, respectively, and a $189 million pre-tax loss and a $248 million pre-tax loss for the six months ended June 30, 2005 and 2004, respectively.

Other Derivatives (Exelon and Generation)
      Exelon and Generation enter into certain contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133 or are not designated as cash-flow hedges. These contracts are also entered into to economically hedge and limit the market price risk associated with energy commodity prices. Changes in the fair value of these derivative contracts are recognized in current earnings. For the three months ended June 30, 2005 and 2004, Exelon and Generation recognized net unrealized losses of $12 million and realized gains of $7 million for a mark-to-market loss of $5 million and net unrealized gains of $152 million and realized losses of $131 million for a mark-to-market gain of $21 million, respectively, relating to mark-to-market activity of certain non-trading power purchase and sale contracts pursuant to SFAS No. 133. For the six months ended June 30, 2005 and 2004, Exelon and Generation recognized net unrealized gains of $41 million and realized gains of $17 million for a mark-to-market gain of $58 million and net unrealized gains of $186 million and realized losses of $204 million for a mark-to-market loss of $18 million, respectively, relating to mark-to-market activity of certain non-trading power purchase and sale contracts pursuant to SFAS No. 133. Mark-to-market activity on non-trading power purchase and sale contracts are reported in fuel expense and purchased power expense.
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
      Proprietary Trading Activities. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by the Risk Management Committee. These contracts are recognized on the balance sheet at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities.
      Generation recognized a mark-to-market gain of $4 million for the three months ended June 30, 2005, and a mark-to-market gain of $9 million and a mark-to-market loss of $1 million for the six months ended June 30, 2005 and 2004, respectively, relating to mark-to-market activity of derivative instruments entered

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
into for trading purposes. Gains and losses associated with financial trading are reported as revenue in the Consolidated Statements of Income and Comprehensive Income.

18.	Subsequent Events (Exelon, ComEd and Generation)
      On July 1, 2005, ComEd retired $163 million of 7% First Mortgage Bonds on the scheduled maturity date using internally generated cash.
      On July 22, 2005, AmerGen submitted an application to the NRC to extend the operating license of Oyster Creek Generating Station by 20 years. The current operating license expires in April 2009 and, if approved by the NRC, would be extended until April 2029.

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
Critical Accounting Policies and Estimates
      Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates” in Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, defined benefit pension and other postretirement welfare benefits, regulatory accounting, derivative instruments, depreciable lives of property, plant and equipment, contingencies, severance, revenue recognition and ownership interests in variable interest entities.
New Accounting Pronouncements
      See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

EXELON CORPORATION
Executive Overview
      Financial Results. Exelon’s diluted earnings per average common share were $0.76 for the three months ended June 30, 2005 as compared to $0.78 for the same period in 2004. The decrease is primarily due to a reserve recorded for estimated future asbestos-related bodily injury claims, one additional planned refueling outage, decreased income from discontinued operations and the sale of Boston Generating in 2004, partially offset by higher margins on Generation’s wholesale sales, favorable weather and realized gains related to the decommissioning trust fund investments for the AmerGen plants.
      Exelon’s diluted earnings per average common share were $1.53 for the six months ended June 30, 2005 as compared to $1.40 for the same period in 2004. The increase is due to higher margins on Generation’s wholesale sales, favorable weather, unrealized mark-to-market gains from non-trading activities, realized gains related to the decommissioning trust fund investments for the AmerGen plants and lower interest expense due to debt retirements, partially offset by ancillary costs paid to PJM, which prior to January 1, 2005 were included in the purchase power agreement with Generation, a reserve recorded for estimated future asbestos-related bodily injury claims, the sale of Boston Generating in 2004 and a gain recorded in 2004 as a cumulative effect of a change in accounting principle due to Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R).
      Investment Strategy. Exelon continued to follow a disciplined approach in investing to maximize the earnings and cash flows from its assets and businesses, while selling those that do not meet its strategic goals. Highlights include:

•	Proposed Merger with PSEG — On December 20, 2004, Exelon entered into an Agreement and Plan of Merger (Merger Agreement) with Public Service Enterprise Group Incorporated (PSEG), a holding company engaged through its subsidiaries in electric and gas utility businesses primarily located and serving customers in New Jersey, whereby PSEG will be merged with and into Exelon (Merger).

On June 30, 2005, the Federal Energy Regulatory Commission (FERC) approved the Merger without a hearing. Exelon and PSEG proposed in the FERC application, and FERC approved, a market concentration mitigation plan involving the divestiture of 4,000 MW of coal, mid-merit (or intermediate) and peaking generation in the PJM region, the ongoing auction of 2,600 MW of nuclear output and Exelon’s and PSEG’s proposal to invest a total of $25 million in transmission improvements, which proposal was accepted by FERC.

PSEG shareholders approved the Merger on July 19, 2005. Exelon shareholders approved the issuance of Exelon shares pursuant to the Merger on July 22, 2005.

See Note 4 of the Combined Notes to Consolidated Financial Statements for further information. Additionally, see Note 2 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information.

•	Sale of Sithe — On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy). Prior to closing on the sale to Dynegy, subsidiaries of Generation received from Sithe approximately $65 million in cash distributions. As a result of the sale, Exelon and Generation deconsolidated from their balance sheets approximately $820 million of debt and were released from approximately $125 million of credit support. Dynegy acquired $32 million of cash as part of the sale of Sithe. Additionally, Exelon and Generation recorded $55 million of liabilities related to certain indemnifications provided to Dynegy and other liabilities directly resulting from the transaction. These liabilities were taken into account in the determination of the net gain on sale of

$19 million (before income taxes). See Note 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the sale of Generation’s investment in Sithe.

      Financing Activities. Exelon, ComEd, PECO and Generation met their respective capital resource requirements primarily with internally generated cash during the second quarter of 2005. See the Form 10-Q for the quarterly period ended March 31, 2005 for information on the financing activities which occurred in the first quarter of 2005.

•	On June 15, 2005, ComEd paid $58 million from internally generated cash to redeem its outstanding 9.875% First Mortgage Bonds, comprised of principal of $54 million, interest of $3 million and premium of $1 million.

•	During the three and six months ended June 30, 2005, Exelon settled interest-rate swaps designated as cash-flow hedges in aggregate notional amounts of $1.5 billion entered into in anticipation of the issuance of debt to finance contributions to its pension plans and recorded net pre-tax losses of $39 million, which are being recorded as additional interest expense over the life of the debt.

•	On June 9, 2005, Exelon issued and sold $1.7 billion of senior debt securities pursuant to its senior debt indenture, dated as of May 1, 2001, consisting of $400 million of 4.45% senior notes due 2010, $800 million of 4.90% senior notes due 2015 and $500 million of 5.625% senior notes due 2035. The net proceeds from the sale of the notes were used to repay $1.5 billion in remaining principal due on a $2 billion term loan agreement and $200 million of a $500 million term loan agreement.
      Regulatory Developments — Through and Out Rates/ SECA. In November 2004, the FERC issued two orders authorizing ComEd and PECO to recover amounts as a result of the elimination of through and out (T&O) rates for transmission service scheduled out of or across their respective transmission systems and ending within pre-expansion PJM Interconnection, LLC (PJM) and Midwest Independent System Operators (MISO) territories. T&O rates were terminated pursuant to FERC orders effective December 1, 2004. These new rates, known as Seams Elimination Cost/ Charge Adjustment/ Assignment (SECA), are collected from load-serving entities within PJM and MISO over a transitional period from December 1, 2004 through March 31, 2006, subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO are also required to pay SECA rates based on the benefits they receive from the elimination of T&O rates of other transmission owners within PJM and MISO. On June 16, 2005, FERC issued an order setting a hearing to address SECA cost recovery issues, and consolidated that proceeding with a proceeding to address the long-term transmission rate design.
      During 2004 prior to the termination of T&O rates, ComEd and PECO had net T&O collections of approximately $50 million and $3 million, respectively. As a result of the November 2004 FERC orders and potential appeals, ComEd may see reduced net collections, and PECO may become a net payer of SECA charges. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $22 million of SECA collections net of SECA charges, including $4 million and $17 million during the three and six months ended June 30, 2005, respectively, while PECO has recorded $3 million of SECA charges net of SECA collections, including $1 million and $3 million during the three and six months ended June 30, 2005, respectively. Management of each of ComEd and PECO believes that appropriate reserves have been established in the event that such SECA collections are required to be refunded. However, as the above amounts collected under the SECA rates are subject to refund and surcharge and the ultimate outcome of the proceeding establishing SECA rates is uncertain, the result of this proceeding may have a material adverse effect on ComEd’s and PECO’s financial condition, results of operations and cash flows.
      Illinois Regulatory Filing. In 2004, the ICC initiated and conducted a workshop process to consider issues related to retail electric service in the post-transition period (i.e., post-2006). Issues addressed included utility wholesale generation supply procurement methodology, rates, competition and utility service obligations. All interested parties were invited to participate. The end result was a report from the ICC to the Illinois General Assembly that was generally supportive of utilities competitively procuring generation supply through a reverse-auction process with full recovery of the supply costs from retail customers. In the proposed reverse-auction model, qualified energy suppliers would compete in a transparent, fair and structured auction to provide energy to the utilities and their customers; winning bidders would provide the power needed at the price determined by the auction’s results; and the utilities would make no profit on the energy but would fully recover from customers the price of procurement. The ICC staff and an auction monitor would oversee the entire process to assure a fair bidding process.
      On February 25, 2005, ComEd filed with the ICC seeking regulatory approval of tariffs that implement the methodologies supported by the report, including a proposal consistent with the reverse-auction process described above. As requested by ComEd, the ICC initiated hearings on the matter. The Illinois Attorney General, Citizens’ Utility Board, Cook County State’s Attorney’s Office and the Environmental Law and Public Policy Center subsequently filed a motion to dismiss the proceeding arguing that customers are entitled to cost-based rates for power and delivery and that the ICC lacked authority to approve rates based on the market value of power, as proposed by ComEd. On June 1, 2005 the Administrative Law Judge denied the motion and on July 13 the ICC denied the moving parties’ appeal. The ICC’s final order is expected by January 2006. In addition to the February 2005 filing, ComEd intends to make one or more additional filings during 2005 to begin the process to establish post-2006 retail rates, including rates for bundled service and delivery service rates. The Illinois General Assembly has held hearings concerning generation procurement post-2006 and it may choose to take further action on this issue. In April 2005 a proposed amendment to the Illinois Public Utilities Act was introduced in Committee hearings in the Illinois legislature, which, if enacted into law, would have extended the current “rate freeze” and transition period for an additional two years. However, the proposed amendment was defeated in Committee. ComEd cannot predict the results of these regulatory processes before the ICC or whether the Illinois General Assembly might take action that could have a material effect on the outcome of the regulatory process. Neither can ComEd predict the long-term impact of customer choice and customer service declarations on its results of operations.
      Outlook for the Remainder of 2005 and Beyond. In addition to the items discussed in Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K, Exelon’s future financial results will be affected by the following:

•	Exelon’s interests in synthetic fuel-producing facilities increased Exelon’s net income by $29 million and $15 million during the three months ended June 30, 2005 and 2004, respectively, and $45 million and $29 million during the six months ended June 30, 2005 and 2004, respectively. Tax credits generated by the production of synthetic fuel are subject to a phase-out provision that gradually reduces tax credits as the annual average wellhead price per barrel of domestic crude oil increases into an inflation-adjusted phase-out range. For 2004, the tax credit would have begun to phase out when the annual average wellhead price per barrel of domestic crude oil exceeded $51 per barrel and would have been completely phased out when the annual average wellhead price per barrel of domestic crude oil reached $64 per barrel. The 2005 phase-out range will be calculated using inflation rates published in 2006 by the Internal Revenue Service. Exelon estimates that for 2005 the tax credits will begin to phase out if the annual average wellhead price per barrel of domestic crude oil exceeds $52 per barrel and will completely phase out if the annual average wellhead price per barrel of domestic crude oil reaches $66 per barrel. As of June 30, 2005, the average closing price of a barrel of domestic crude oil was approximately $46. Based on both the average closing price to date and current futures prices for the remaining months of 2005, Exelon estimates that there will not be a phase-out of tax credits in 2005.

Absent any efforts to mitigate market price exposure, if domestic crude oil prices increase further in 2005 and continue to stay at a high level in 2006 and 2007, the tax credits and net income generated by the investments may be reduced substantially and could result in an estimated after-tax non-operating loss of $70 million per year in the event the tax credits are completely phased out. In 2005, Exelon and Generation entered into certain derivatives to hedge a portion of this commodity exposure in the normal course of their trading operations. These derivatives could result in cash proceeds to Exelon of $23 million, $70 million and $70 million in 2005, 2006 and 2007, respectively, in the event the tax credits are completely phased-out.

Exelon has recorded an intangible asset related to its investments in these facilities with a net carrying value of $177 million at June 30, 2005 that could become impaired if domestic crude oil prices continue to increase in the future. However, the subsidiaries of Exelon that hold interests in the synthetic fuel-producing facilities are subject to debt obligations related to the purchase of the facilities that have a principal balance of $189 million as of June 30, 2005. The performance of those subsidiaries with respect to these debt obligations is not guaranteed by Exelon.
Results of Operations — Exelon Corporation

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

	Three Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$3,484	$3,438	$46
Purchased power and fuel expense	1,140	1,153	13
Operating and maintenance expense	945	939	(6)
Depreciation and amortization	325	311	(14)
Operating income	897	853	44
Other income and deductions	(174)	(128)	(46)
Income from continuing operations before income taxes and minority interest	723	725	(2)
Income from continuing operations	516	503	13
Income (loss) from discontinued operations	(2)	18	(20)
Net income	514	521	(7)
Diluted earnings per share	0.76	0.78	(0.02)
      Operating Revenues. Operating revenues increased for the three months ended June 30, 2005 as compared to the same period in 2004 due to increased revenues at Energy Delivery, partially offset by decreased revenues from non-affiliates at Generation. The increase in revenues at Energy Delivery was primarily due to an increase in the number of customers choosing ComEd or PECO as their electric supplier and favorable weather, partially offset by decreased volume exclusive of the effects of customer choice and weather. The decrease in revenues from non-affiliates at Generation was primarily due to the impact of the sale of Boston Generating in May 2004 and the expiration of Generation’s purchase power agreement with Midwest Generation in 2004, partially offset by higher prices. See further analysis and discussion of operating revenues by segment below.
      Purchased Power and Fuel Expense. Purchased power and fuel expense decreased slightly during the three months ended June 30, 2005 as compared to the same period in 2004 primarily due to the sale of Boston Generating in May 2004, partially offset by unfavorable mark-to-market adjustments, higher market energy prices and increased costs for transmission and ancillary services from PJM. Purchased power represented 19% of Generation’s total supply for the three months ended June 30, 2005 compared to 23% for the same period in 2004. See further analysis and discussion of purchased power and fuel expense by segment below.
      Operating and Maintenance Expense. Operating and maintenance expense increased for the three months ended June 30, 2005 compared with the same period in 2004. The slight increase was primarily due to a reserve recorded for estimated future asbestos-related bodily injury claims, almost entirely offset by lower severance and pension expense and the sale of Boston Generating in May 2004. See further discussion of operating and maintenance expenses by segment below.
      Depreciation and Amortization Expense. The increase in depreciation and amortization expense for the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to capital additions and increased competitive transition charge (CTC) amortization expense.

      Operating Income. Exclusive of the changes in operating revenues, purchased power and fuel expense, operating and maintenance expense and depreciation and amortization expense discussed above, the increase in operating income for the three months ended June 30, 2005 as compared to the same period in 2004 was the result of decreased taxes other than income in 2005 as compared to 2004, primarily due to the sale of Boston Generating in 2004 and reduced payroll tax expense.
      Other Income and Deductions. The change in other income and deductions reflects increased interest expense on short-term debt at Exelon, reduced interest expense at Energy Delivery due to debt retirements at ComEd in 2004 and increased realized gains related to the decommissioning trust fund investments for the AmerGen plants. In 2004, other income and deductions reflected the gain on the sale of Boston Generating.
      Effective Income Tax Rate. Exelon’s effective income tax rate from continuing operations decreased from 30.8% for the three months ended June 30, 2004 to 28.6% for the same period in 2005. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Exelon has sold or wound down substantially all components of Enterprises and AllEnergy Gas & Electric Marketing LLC (AllEnergy), a business within Exelon Energy, which is part of Generation. Accordingly, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations for the three and six months ended June 30, 2005 and 2004 within Exelon’s (for Sithe, AllEnergy and Enterprises) and Generation’s (for Sithe and AllEnergy) Consolidated Statements of Income and Comprehensive Income. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe, certain Enterprises businesses and AllEnergy as discontinued operations and the sale of Sithe. The results of Sithe and AllEnergy are further discussed in the Generation discussion below.
      The income from discontinued operations decreased by $20 million from 2004 to 2005 primarily due to reduced activity at Enterprises and the inclusion of Sithe in 2004 second quarter results but not 2005.

Results of Operations by Business Segment
      Exelon evaluates its performance on a business segment basis. The comparisons of operating results and other statistical information for the three months ended June 30, 2005 and 2004 set forth below reflect intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.
      Exelon sold or wound down substantially all components of Enterprises in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment and is included in the “other” category within the results of operations by business segment tables below. Segment information presented below for 2004 has been adjusted to present it on a comparable basis with 2005. See Note 15 of the Combined Notes to Consolidated Financial Statements for further segment information.

Net Income from Continuing Operations by Business Segment

	Three Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$218	$303	$(85)
Generation	297	187	110
Other(a)	1	13	(12)

Total	$516	$503	$13

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel- producing facilities and intersegment eliminations.

Net Income by Business Segment

	Three Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$218	$303	$(85)
Generation	296	178	118
Other(a)	—	40	(40)

Total	$514	$521	$(7)

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel- producing facilities and intersegment eliminations.

Results of Operations — Energy Delivery

	Three Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$2,532	$2,435	$97
Operating expenses
Purchased power and fuel expense	1,361	1,059	(302)
Operating and maintenance	321	355	34
Depreciation and amortization	238	228	(10)
Taxes other than income	133	132	(1)

Total operating expense	2,053	1,774	(279)

Operating income	479	661	(182)

Other income and deductions
Interest expense	(147)	(172)	25
Distributions on preferred securities of subsidiaries	(1)	(1)	—
Equity in losses of unconsolidated affiliates	(8)	(13)	5
Other, net	13	10	3

Total other income and deductions	(143)	(176)	33

Income before income taxes	336	485	(149)
Income taxes	118	182	64

Net income	$218	$303	$(85)

      Net Income. Energy Delivery’s net income for the three months ended June 30, 2005 compared to the same period in 2004 decreased significantly as a result of higher purchased power prices effective January 1, 2005 at ComEd associated with its purchase power agreement (PPA) with Generation, partially offset by higher revenues at ComEd due to favorable weather, lower interest expense at ComEd and PECO, and lower operating and maintenance expense at ComEd and PECO, primarily due to decreased severance and pension expense.

      Operating Revenues. The changes in Energy Delivery’s operating revenues for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Weather	$87	$(9)	$78	$7	$85
Customer choice	26	27	53	—	53
Volume	(15)	—	(15)	(19)	(34)
Rate changes and mix	(21)	11	(10)	5	(5)
Other	1	—	1	—	1

Retail revenue	78	29	107	(7)	100

PJM transmission	8	—	8	—	8
T&O/ SECA rates	(7)	—	(7)	—	(7)
Other	6	2	8	(12)	(4)

Wholesale and miscellaneous revenues	7	2	9	(12)	(3)

Increase (decrease) in operating revenues	$85	$31	$116	$(19)	$97

      Weather. The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand. Energy Delivery’s revenues were positively affected by favorable weather conditions at ComEd in the second quarter of 2005 compared to the same period in 2004. In the ComEd service territory, cooling and heating degree days were 69% higher and 4% lower, respectively, than the prior year. In the PECO service territory, cooling and heating degree days were 21% lower and 21% higher, respectively, than the prior year.
      Customer Choice. For the three months ended June 30, 2005 and 2004, 27% and 29% of energy delivered to Energy Delivery’s retail customers was provided by alternative electric suppliers or under the ComEd Power Purchase Option (PPO).
      All ComEd and PECO customers have the choice to purchase energy from an alternative electric supplier. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. In PECO’s case, operating income is not affected by customer choice since any increase or decrease in revenues is completely offset by any related increase or decrease in purchased power expense. As of June 30, 2005, no alternative electric supplier had approval from the ICC, and no electric utilities had chosen, to enter the ComEd residential market for the supply of electricity. In July 2005, one alternative supplier was approved to serve residential customers in Illinois.

	ComEd		PECO
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Retail customers purchasing energy from an alternative electric supplier:
Volume (GWhs)	4,825	5,257	535	1,111
Percentage of total retail deliveries	22%	25%	6%	12%
Retail customers purchasing energy from an alternative electric supplier or the ComEd PPO:
Number of customers	22,300	21,400	71,200	292,100
Percentage of total retail customers	(a )%	(a )%	5%	19%
Volume (GWhs)	7,893	7,581	535	1,111
Percentage of total retail deliveries	36%	36%	6%	12%

(a)	Less than one percent.
     For ComEd, the increase in revenues was primarily from a decrease in non-residential customers in Illinois electing to purchase energy from an alternative electric supplier or the PPO. This decrease relates to the continued increase in the energy market price for electricity. The increase in electric retail revenue associated with customer choice at PECO primarily related to a significant number of residential customers returning to PECO as their energy provider in December 2004. This action followed the assignment of approximately 194,000 residential customers to alternative electric suppliers for a one-year term beginning in December 2003, as required by the PAPUC and PECO’s final electric restructuring order.
      Volume. The decrease in ComEd’s electric revenues attributable to volume, exclusive of the effects of weather and customer choice, was primarily due to decreased usage per customer, generally in the residential and large commercial and industrial customer classes. The decrease in PECO’s gas revenues attributable to lower delivery volume, exclusive of the effects of weather, was due to decreased usage in the residential and small commercial and industrial customer classes.
      Rate Changes and Mix. With respect to ComEd, the increased wholesale market price of electricity and other adjustments to the energy component of its CTC calculation decreased the collection of CTC by $16 million in 2005 as compared to 2004. Also contributing to the decrease was lower average rates paid by residential and large commercial and industrial customers totaling $5 million. The lower average residential rates relate to the volume discounts associated with the increased usage year over year due to favorable weather. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates, ComEd anticipates that CTC revenues will range from $90 million to $110 million annually in 2005 and 2006, compared to annual CTC revenues of $169 million in 2004. Under current Illinois law, no CTCs will be collected after 2006.
      The increase in electric revenues at PECO attributable to rate changes and mix was a result of changes in usage patterns across all customer classes.
      The increase in PECO’s gas revenues attributable to rate changes and mix was due to increases in rates through PAPUC-approved changes to the purchased gas adjustment clause that became effective March 1, 2004, March 1, 2005 and June 1, 2005. The average purchased gas cost rate per million cubic feet in effect for the three months ended June 30, 2005 was 2% higher than the average rate for the same period in 2004.
      PJM Transmission. ComEd’s transmission revenues and purchased power expense each increased by $8 million due to ComEd’s May 1, 2004 entry into PJM.
      T&O/ SECA Rates. Revenues decreased $7 million at ComEd as a result of the elimination of T&O rates in accordance with FERC orders that became effective December 1, 2004. Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges — see “Purchased Power and Fuel Expense” below. The elimination of T&O revenues and inclusion of SECA revenues had a minimal impact on PECO as T&O revenues recognized in the past were not material and SECA revenues currently being recognized also are not material. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O/ SECA rates.
      Other Wholesale and Miscellaneous Revenues. PECO’s gas revenues decreased $12 million due to decreased off-system sales.
      Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Prices	$215	$9	$224	$5	$229
Customer choice	20	27	47	—	47
Weather	36	(3)	33	5	38
PJM transmission	8	3	11	—	11
Volume	(1)	(2)	(3)	(16)	(19)
T&O/ SECA rates	(4)	1	(3)	—	(3)
Other	10	—	10	(11)	(1)

Increase (decrease) in purchased power and fuel expense	$284	$35	$319	$(17)	$302

      Prices. ComEd’s purchased power expense increased $215 million due to higher prices associated with its PPA with Generation. As a result of the Amended and Restated Power Purchase Agreement as of April 30, 2004 with Generation, starting in January 1, 2005, ComEd began paying higher prices for its purchased power from Generation and ceased to procure its ancillary services from Generation. This agreement fixed the pricing for purchased power through December 31, 2006 based upon the current market prices as of April 30, 2004. In 2000, ComEd and Generation entered into a PPA that fixed the pricing for purchased power through December 31, 2004 based upon the then current market prices. PECO’s purchased power expense increased due to a change in the mix of average pricing related to its PPA with Generation. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.
      Customer Choice. The increase in purchased power expense resulting from customer choice was primarily due to fewer ComEd non-residential customers electing to purchase energy from an alternative electric supplier and a significant number of residential customers returning to PECO as their energy provider in December 2004.
      Weather. The increase in purchased power and fuel expense attributable to weather was primarily due to favorable weather conditions in the ComEd service territory.
      PJM Transmission. ComEd’s transmission revenues and purchased power expense each increased due to its May 1, 2004 entry into PJM.
      Volume. The decrease in PECO’s gas fuel expense attributable to volume, exclusive of the effects of weather, was due to decreased usage in the residential and small commercial and industrial customer classes.
      T&O/ SECA Rates. Prior to the FERC orders issued in November 2004, ComEd collected T&O rates for transmission service scheduled out of or across ComEd’s transmission system. Rates collected as the transmission owner were recorded in operating revenues. After joining PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load-serving entity. The collections received by ComEd as a load-serving entity have been recorded as a decrease to purchased power expense.

      Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges. During the three months ended June 30, 2005, ComEd recorded SECA collections net of SECA charges of $4 million, and PECO recorded SECA charges of $1 million. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O / SECA rates.
      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Severance-related expenses	$(12)	$(5)	$(17)
Pension expense(a)	(6)	(4)	(10)
Professional fees related to income tax refund claim(b)	(5)	(3)	(8)
Allowance for uncollectible accounts(c)	—	(4)	(4)
Contractors(d)	7	2	9
Other	(5)	1	(4)

Decrease in operating and maintenance expense	$(21)	$(13)	$(34)

(a)	Pension expense in 2005 is expected to be lower than in 2004 due in large part to significant pension plan contributions made in the first quarter of 2005. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information.

(b)	See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information.

(c)	The decrease at PECO is primarily due to the enforcement of stricter collection standards beginning in early 2005 as allowed by recent legislation in Pennsylvania.

(d)	Increase was primarily due to increases in vegetation management services compared to the prior year for ComEd and PECO and consulting services at ComEd related to various regulatory proceedings. See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information regarding the regulatory proceedings.
     Depreciation and Amortization Expense. The changes in depreciation and amortization expense for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Recoverable transition costs/ CTC amortization	$(2)	$10	$8
Depreciation expense	4	—	4
Accelerated amortization of PECO billing system	—	3	3
Other amortization expense	(4)	(1)	(5)

Increase (decrease) in depreciation and amortization expense	$(2)	$12	$10

      ComEd anticipates amortizing on an annual basis approximately $43 million of transition costs in 2005 and 2006, which is consistent with the amount amortized for 2004. The quarterly amount of this amortization during the year is dependent on the projected operations margin by quarter, which can result in fluctuations compared to prior periods. ComEd expects to fully recover its remaining recoverable transition costs regulatory asset balance of $72 million by the end of 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.
      PECO’s additional amortization of the CTC is in accordance with its original settlement under the Pennsylvania Competition Act.
      The increase in depreciation expense is primarily due to capital additions at ComEd.

      In January 2005, as part of a broader Energy Delivery systems strategy associated with the pending merger with PSEG, Exelon’s Board of Directors approved the implementation of a new customer information and billing system at PECO. The approval of this new system requires an accelerated depreciation of PECO’s current system, which is expected to result in additional annual depreciation expense in 2005 and 2006 of $15 million and $10 million, respectively, relative to 2004 levels. If additional system changes are approved, additional accelerated depreciation may be required.
      The decrease in other amortization expense at ComEd was due to the completion of the amortization of one of its software packages in 2004.
      Taxes Other Than Income. The changes in taxes other than income for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Taxes on utility revenues(a)	$1	$3	$4
Other	—	(3)	(3)

Increase in taxes other than income	$1	$—	$1

(a)	As these taxes are collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in taxes expense was offset by a corresponding increase in revenues.
     Interest Expense. The reduction in interest expense at ComEd and PECO of $19 million and $6 million, respectively, for the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to long-term debt retirements and prepayments in 2004 at ComEd pursuant to Exelon’s accelerated liability management plan and payments on long-term debt owed to ComEd Transitional Funding Trust and PECO Energy Transition Trust (PETT).
      Equity in Losses of Unconsolidated Affiliates. The decrease in equity in losses of unconsolidated affiliates was a result of a decrease in interest expense of the deconsolidated financing trusts of ComEd and PECO due to scheduled repayments of outstanding long-term debt.
      Other, Net. The changes in other, net for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Interest income on long-term receivable from UII, LLC(a)	$(4)	$—	$(4)
Gain on disposition of assets and investments, net	2	2	4
Other	2	1	3

Increase in other, net	$—	$3	$3

(a)	The decrease in interest income on the long-term receivable from UII, LLC resulted from this receivable being repaid near the end of 2004.
     Income Taxes. ComEd’s effective income tax rate from continuing operations was 39% for the three months ended June 30, 2005 and 2004. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.
      PECO’s effective income tax rate from continuing operations was 30% for the three months ended June 30, 2005, compared to 33% for the three months ended June 30, 2004. The effective income tax rate from continuing operations in 2005 reflects a one-time state income tax benefit as a result of a favorable Pennsylvania state tax audit for the tax year 2000. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

Energy Delivery Operating Statistics and Revenue Detail
      Energy Delivery’s electric sales statistics and revenue detail were as follows:

	Three Months
	Ended
	June 30,

Retail Deliveries — (in gigawatthours (GWhs))(a)	2005	2004	Variance	% Change

Full service(b)
Residential	8,921	8,065	856	10.6%
Small commercial & industrial	6,833	6,704	129	1.9%
Large commercial & industrial	5,808	5,433	375	6.9%
Public authorities & electric railroads	726	893	(167)	(18.7)%

Total full service	22,288	21,095	1,193	5.7%

PPO (ComEd only)
Small commercial & industrial	1,433	1,128	305	27.0%
Large commercial & industrial	1,635	1,196	439	36.7%

	3,068	2,324	744	32.0%

Delivery only(c)
Residential	74	488	(414)	(84.8)%
Small commercial & industrial	1,810	1,982	(172)	(8.7)%
Large commercial & industrial	3,476	3,898	(422)	(10.8)%

	5,360	6,368	(1,008)	(15.8)%

Total PPO and delivery only	8,428	8,692	(264)	(3.0)%

Total retail deliveries	30,716	29,787	929	3.1%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Full service reflects deliveries to customers taking generation service under tariffed rates.

(c)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Three Months
	Ended
	June 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$918	$819	$99	12.1%
Small commercial & industrial	616	597	19	3.2%
Large commercial & industrial	388	378	10	2.6%
Public authorities & electric railroads	51	64	(13)	(20.3)%

Total full service	1,973	1,858	115	6.2%

PPO (ComEd only)(b)
Small commercial & industrial	99	73	26	35.6%
Large commercial & industrial	93	69	24	34.8%

	192	142	50	35.2%

Delivery only(c)
Residential	6	38	(32)	(84.2)%
Small commercial & industrial	44	56	(12)	(21.4)%
Large commercial & industrial	45	59	(14)	(23.7)%

	95	153	(58)	(37.9)%

Total PPO and delivery only	287	295	(8)	(2.7)%

Total electric retail revenues	2,260	2,153	107	5.0%

Wholesale and miscellaneous revenue(d)	172	163	9	5.5%

Total electric and other revenue	$2,432	$2,316	$116	5.0%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC. See Note 5 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding CTC.

(b)	Revenues from customers choosing ComEd’s PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(c)	Delivery only revenue reflects revenue under tariffed rates from customers electing to receive generation service from an alternative electric supplier, which rates include a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

ComEd Electric Operating Statistics and Revenue Detail
      ComEd’s electric sales statistics and revenue detail are as follows:

	Three Months
	Ended
	June 30,

Retail Deliveries — (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	6,235	5,793	442	7.6%
Small commercial & industrial	5,103	5,018	85	1.7%
Large commercial & industrial	2,103	1,730	373	21.6%
Public authorities & electric railroads	521	669	(148)	(22.1)%

Total full service	13,962	13,210	752	5.7%

PPO
Small commercial & industrial	1,433	1,128	305	27.0%
Large commercial & industrial	1,635	1,196	439	36.7%

	3,068	2,324	744	32.0%

Delivery only(b)
Small commercial & industrial	1,495	1,549	(54)	(3.5)%
Large commercial & industrial	3,330	3,708	(378)	(10.2)%

	4,825	5,257	(432)	(8.2)%

Total PPO and delivery only	7,893	7,581	312	4.1%

Total retail deliveries	21,855	20,791	1,064	5.1%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Three Months
	Ended
	June 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$559	$521	$38	7.3%
Small commercial & industrial	413	400	13	3.3%
Large commercial & industrial	105	97	8	8.2%
Public authorities & electric railroads	32	44	(12)	(27.3)%

Total full service	1,109	1,062	47	4.4%

PPO(b)
Small commercial & industrial	99	73	26	35.6%
Large commercial & industrial	93	69	24	34.8%

	192	142	50	35.2%

Delivery only(c)
Small commercial & industrial	27	33	(6)	(18.2)%
Large commercial & industrial	41	54	(13)	(24.1)%

	68	87	(19)	(21.8)%

Total PPO and delivery only	260	229	31	13.5%

Total electric retail revenues	1,369	1,291	78	6.0%
Wholesale and miscellaneous revenue(d)	119	112	7	6.3%

Total operating revenues	$1,488	$1,403	$85	6.1%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(c)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive generation service from an alternative electric supplier, which includes a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

PECO Electric Operating Statistics and Revenue Detail
      PECO’s electric sales statistics and revenue detail are as follows:

	Three Months
	Ended
	June 30,

Retail Deliveries — (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	2,686	2,272	414	18.2%
Small commercial & industrial	1,730	1,686	44	2.6%
Large commercial & industrial	3,705	3,703	2	0.1%
Public authorities & electric railroads	205	224	(19)	(8.5)%

Total full service	8,326	7,885	441	5.6%

Delivery only(b)
Residential	74	488	(414)	(84.8)%
Small commercial & industrial	315	433	(118)	(27.3)%
Large commercial & industrial	146	190	(44)	(23.2)%

Total delivery only	535	1,111	(576)	(51.8)%

Total retail deliveries	8,861	8,996	(135)	(1.5)%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an alternative electric supplier.

	Three Months
	Ended
	June 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$359	$298	$61	20.5%
Small commercial & industrial	203	197	6	3.0%
Large commercial & industrial	283	281	2	0.7%
Public authorities & electric railroads	19	20	(1)	(5.0)%

Total full service	864	796	68	8.5%

Delivery only(b)
Residential	6	38	(32)	(84.2)%
Small commercial & industrial	17	23	(6)	(26.1)%
Large commercial & industrial	4	5	(1)	(20.0)%

Total delivery only	27	66	(39)	(59.1)%

Total electric retail revenues	891	862	29	3.4%

Wholesale and miscellaneous revenue(c)	53	51	2	3.9%

Total electric and other revenue	$944	$913	$31	3.4%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from an alternative electric supplier, which includes a distribution charge and a CTC.

(c)	Wholesale and miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

Energy Delivery’s and PECO’s Gas Sales Statistics and Revenue Detail
      Energy Delivery’s and PECO’s gas sales statistics and revenue detail were as follows:

	Three Months
	Ended
	June 30,

Deliveries to customers (in million cubic feet (mmcf))	2005	2004	Variance	% Change

Retail sales	7,398	8,162	(764)	(9.4)%
Transportation	6,019	6,410	(391)	(6.1)%

Total	13,417	14,572	(1,155)	(7.9)%

	Three Months
	Ended
	June 30,

Revenue	2005	2004	Variance	% Change

Retail sales	$95	$102	$(7)	(6.9)%
Transportation	4	4	—	0.0%
Resales and other	1	13	(12)	(92.3)%

Total gas revenue	$100	$119	$(19)	(16.0)%

Results of Operations — Generation

	Three Months
	Ended
	June 30,
			Favorable
	2005	2004	(Unfavorable)

Operating revenues	$2,105	$1,881	$224
Operating expenses
Purchased power	517	576	59
Fuel	428	390	(38)
Operating and maintenance	602	573	(29)
Depreciation and amortization	63	65	2
Taxes other than income	39	46	7

Total operating expenses	1,649	1,650	1

Operating income	456	231	225

Other income and deductions
Interest expense	(29)	(27)	(2)
Equity in earnings of unconsolidated affiliates	4	—	4
Other, net	51	96	(45)

Total other income and deductions	26	69	(43)

Income from continuing operations before income taxes and minority interest	482	300	182
Income taxes	185	114	(71)

Income from continuing operations before minority interest	297	186	111
Minority interest	—	1	(1)

Income from continuing operations	297	187	110
Discontinued operations
Loss from discontinued operations	—	(23)	23
Loss on disposal of discontinued operations	(2)	—	(2)
Income taxes	(1)	(14)	(13)

Loss from discontinued operations	(1)	(9)	8

Net income	$296	$178	$118

      Operating Revenues. For the three months ended June 30, 2005 and 2004, Generation’s sales were as follows:

	Three Months
	Ended
	June 30,

Revenue	2005	2004	Variance	% Change

Electric sales to affiliates	$1,133	$846	$287	33.9%
Wholesale and retail electric sales	783	858	(75)	(8.7)%

Total energy sales revenue	1,916	1,704	212	12.4%

Retail gas sales	95	83	12	14.5%
Trading portfolio	3	(2)	5	n.m.
Other revenue(a)	91	96	(5)	(5.2)%

Total revenue	$2,105	$1,881	$224	11.9%

(a)	Includes sales related to tolling agreements, fossil fuel sales and decommissioning revenue from Energy Delivery.
n.m. not meaningful.

	Three Months
	Ended
	June 30,

Sales (in GWhs)	2005	2004	Variance	% Change

Electric sales to affiliates	28,582	26,133	2,449	9.4%
Wholesale and retail electric sales	18,410	24,976	(6,566)	(26.3)%

Total sales	46,992	51,109	(4,117)	(8.1)%

      Trading volumes of 5,660 GWhs and 5,285 GWhs for the three months ended June 30, 2005 and 2004, respectively, are not included in the table above.
      Electric Sales to Affiliates. The increase in revenue from sales to affiliates was primarily due to higher prices associated with Generation’s PPA with ComEd. As a result of the Amended and Restated Power Purchase Agreement as of April 30, 2004 with ComEd, effective January 1, 2005, Generation began receiving higher prices from ComEd for its purchased power. The remaining increase was due to an increase in sales to Energy Delivery due to customers returning from alternative electric suppliers and increased volumes due to favorable weather conditions in the ComEd service territory.
      Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Sale of Boston Generating(a)	$(87)
Volume	(96)
Price	100
Other	8

Decrease in wholesale and retail electric sales	$(75)

(a)	Sales of Boston Generating of $2 million were included in other revenues for 2004.
     Due to the sale of Boston Generating in May 2004, wholesale and retail sales decreased $87 million. The remaining decrease in wholesale and retail sales was primarily due to lower volumes sold to the market during the second quarter of 2005, although the power was sold at overall higher prices. Generation had less power to sell into the market as a result of higher demand for power sold to affiliates, the expiration of its purchase power agreement with Midwest Generation in 2004 and lower total generation.
      Retail Gas Sales. Retail gas sales increased $12 million primarily due to higher gas prices in the overall market.
      Other Revenues. The decrease in other revenues of $5 million was primarily due to a decrease in sales from tolling and gas management agreements during the second quarter of 2005. This decrease was offset by revenue from Generation’s operating agreement with a subsidiary of Tamuin International, Inc., formerly Sithe International, Inc. This revenue was substantially offset by a corresponding increase in Generation’s operating and maintenance expense. See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding acquisitions and dispositions.

      Purchased Power and Fuel Expense. Generation’s supply sources are summarized below:

	Three Months
	Ended
	June 30,

Supply Source (in GWhs)	2005	2004	Variance	% Change

Nuclear generation	34,685	34,254	431	1.3%
Purchases — non-trading portfolio	9,061	11,904	(2,843)	(23.9)%
Fossil and hydroelectric generation(a)	3,246	4,951	(1,705)	(34.4)%

Total supply	46,992	51,109	(4,117)	(8.1)%

(a)	Fossil and hydroelectric supply mix changed as a result of decreased fossil fuel generation due to the sale of Boston Generating in May 2004.
     The changes in Generation’s purchased power and fuel expense for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Boston Generating	$(76)
Mark-to-market adjustments on economic hedges	44
Volume	(8)
Price	35
Other	(16)

Decrease in purchased power and fuel expense	$(21)

      Boston Generating. The decrease in purchased power and fuel expense associated with Boston Generating is due to the sale of the business in May 2004.
      Economic Hedges. Mark-to-market losses on hedging activities were $22 million for the three months ended June 30, 2005 compared to gains of $22 million for the same period of 2004. Approximately $9 million of the mark-to-market gains on hedging activities for the three months ended June 30, 2005 are anticipated to reverse subsequent to 2005.
      Volume. The decrease in purchased power expense attributable to volume was primarily due to the expiration of Generation’s purchase power agreement with Midwest Generation.
      Price. The increase reflects overall higher market energy prices due to higher natural gas and oil prices during the second quarter of 2005, which resulted in an increase in average purchase power costs of approximately $9 per MWh for the period.
      Other. Other decreases in purchased power and fuel expense were primarily due to $21 million of lower transmission expense resulting from reduced inter-region transmission charges, primarily associated with ComEd’s integration into PJM on May 1, 2004.

      Generation’s average margin per MWh of electricity sold for the three months ended June 30, 2005 and 2004 was as follows:

	Three Months
	Ended
	June 30,

($/MWh)	2005	2004	% Change

Average electric revenue
Electric sales to affiliates(a)	$39.64	$32.37	22.4%
Wholesale and retail electric sales	42.53	34.35	23.8%
Total — excluding the trading portfolio	40.77	33.34	22.3%
Average electric supply cost(b) — excluding the trading portfolio	$18.17	$17.32	4.9%
Average margin — excluding the trading portfolio	$22.60	$16.02	41.1%

(a)	The increase in $/MHw is due to higher prices in 2005 associated with Generation’s PPA with ComEd.

(b)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include purchased power and fuel costs associated with retail gas sales.
     Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Boston Generating	$(29)
Tamuin International	11
Refueling outage cost	28
Accrual for estimated future asbestos-related bodily injury claims	43
Payroll, benefits and pension cost	(17)
Other	(7)

Increase in operating and maintenance expense	$29

      The increase in operating and maintenance expense was primarily due to the $43 million liability recorded in June 2005 for estimated future asbestos-related bodily injury claims and operating and maintenance expense associated with Generation’s operating agreement with a subsidiary of Tamuin International, Inc., formerly Sithe International, Inc. The increase in operating and maintenance expense associated with Tamuin International, Inc. was substantially offset by the corresponding increase in Generation’s other revenues discussed above. For further discussion of estimated future asbestos-related bodily injury claims see Note 13 of the Combined Notes to Consolidated Financial Statements.
      Nuclear fleet operating data and purchased power cost data for the three months ended June 30, 2005 and 2004 were as follows:

	Three Months
	Ended
	June 30,

	2005	2004

Nuclear fleet capacity factor(a)	95.4%	96.1%
Nuclear fleet production cost per MWh(a)	$11.93	$10.88
Average purchased power cost for wholesale operations per MWh	$57.06	$48.39

(a)	Excludes Salem, which is operated by Public Service Enterprise Group Incorporated (PSEG).
     The lower nuclear fleet capacity factor number resulted from a higher number of planned refuel outage days in the three months ended June 30, 2005 as compared to the same period in 2004. The lower capacity factor and the costs associated with the planned refuel outages resulted in a higher production cost per MWh produced for the three months ended June 30, 2005 as compared to the same period in 2004. There was one planned refuel outage and eight other outages that began during the three months ended June 30, 2005 compared to no planned refuel outages and seven other outages that began during the same period in 2004.
      In the three months ended June 30, 2005, one of the Quad Cities’ units returned to Extended Power Uprate (EPU) generation levels after extensive testing and load verification on its new steam dryer was completed. During the same period in 2004 both Quad Cities’ units operated at pre-EPU generation levels due to performance issues with their steam dryers. The steam dryer in the other Quad Cities’ unit was also replaced in the three months ended June 30, 2005. That unit continues to operate at pre-Extended Power Uprate (EPU) generation levels pending completion of extensive testing and load verification in order to ensure safe and reliable operations at the EPU output levels.
      Taxes Other Than Income. The decrease in taxes other than income for the three months ended June 30, 2005 as compared to the same period in 2004 was primarily due to the sale of Boston Generating in May 2004.
      Other, Net. The decrease in other income for the three months ended June 30, 2005 as compared to the same period in the prior year was primarily due to the $85 million gain ($52 million, net of taxes) on the disposal of Boston Generating recorded in the second quarter of 2004, partially offset by gains realized in the second quarter of 2005 in the amount of $36 million related to the decommissioning trust fund investments for the AmerGen plants, primarily associated with changes in Generation’s investment strategy. Realized gains associated with the decommissioning trust fund investments for the former PECO and ComEd units were $18 million in the second quarter of 2005, primarily as a result of the changes in Generation’s investment strategy, however; as a result of the contractual construct, the gains on the investments associated with the former ComEd and PECO units are offset within other, net and have no impact on net income. Refer to Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning and nuclear decommissioning trust fund investments.
      Effective Income Tax Rate. The effective income tax rate from continuing operations was 38.4% for the three months ended June 30, 2005 compared to 38.0% for the same period in 2004. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Generation has sold or wound down substantially all components of AllEnergy, a business within Exelon Energy. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations for the three months ended June 30, 2005 within Generation’s Consolidated Statements of Income. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and AllEnergy as discontinued operations and the sale of Sithe.

Results of Operations — Exelon Corporation

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

	Six Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$7,045	$7,073	$(28)
Purchased power and fuel expense	2,331	2,548	217
Operating and maintenance expense	1,893	1,918	25
Depreciation and amortization	644	612	(32)
Operating income	1,828	1,624	204
Other income and deductions	(370)	(342)	(28)
Income from continuing operations before income taxes and minority interest	1,458	1,282	176
Income from continuing operations	1,023	900	123
Income from discontinued operations	12	1	11
Income before cumulative effect of a change in accounting principle	1,035	901	134
Net income	1,035	933	102
Diluted earnings per share	1.53	1.40	0.13
      Operating Revenues. Operating revenues decreased for the six months ended June 30, 2005 as compared to the same period in 2004 due to decreased revenues from non-affiliates at Generation partially offset by increased revenues at Energy Delivery. The decrease in revenues from non-affiliates at Generation was primarily due to the impact of the sale of Boston Generating in 2004 and reduced volume, partially offset by higher prices. The increase in revenues at Energy Delivery was primarily due to an increase in the number of customers choosing ComEd or PECO as their electric supplier, favorable weather conditions and higher transmission revenues. See further analysis and discussion of operating revenues by segment below.
      Purchased Power and Fuel Expense. Purchased power and fuel expense decreased during the six months ended June 30, 2005 as compared to the same period in 2004 primarily due to the sale of Boston Generating in May 2004, favorable mark-to-market adjustments related to non-trading activities and the expiration of the purchase power agreement with Midwest Generation, partially offset by higher market energy prices and increased costs for transmission and ancillary services from PJM. Purchased power represented 20% of Generation’s total supply for the six months ended June 30, 2005 compared to 23% for the same period in 2004. See further analysis and discussion of purchased power and fuel expense by segment below.
      Operating and Maintenance Expense. Operating and maintenance expense decreased for the six months ended June 30, 2005 as compared to the same period in 2004 primarily due to the sale of Boston Generating and decreased severance and benefit expense, partially offset by a reserve for the estimated future asbestos-related bodily injury claims that was recorded in the second quarter of 2005. See further discussion of operating and maintenance expenses by segment below.
      Depreciation and Amortization Expense. The increase in depreciation and amortization expense for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to additional plant placed in service, increased CTC amortization expense and increased amortization expense related to Generation’s ARC asset. These increases were partially offset by reduced depreciation and amortization expense due to the sale of Boston Generating.
      Operating Income. Exclusive of the changes in operating revenues, purchased power and fuel expense, operating and maintenance expense and depreciation and amortization expense discussed above, the increase in operating income for the six months ended June 30, 2005 as compared to the same period in 2004 was the result of decreased taxes other than income in 2005 as compared to 2004, primarily due to the sale of Boston Generating and reduced property tax expense.
      Other Income and Deductions. The change in other income and deductions reflects increased interest expense on short-term debt at Exelon, reduced equity from the earnings of synthetic fuel investments, reduced interest expense at Energy Delivery due to debt retirements at ComEd in 2004 and increased realized gains related to the decommissioning trust fund investments for the AmerGen plants. In 2004, other income and deductions reflected the gain on sale of Boston Generating.
      Effective Income Tax Rate. Exelon’s effective income tax rate from continuing operations was 29.8% for the six months ended June 30, 2005 and 2004. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Exelon has sold or wound down substantially all components of Enterprises and AllEnergy. Accordingly, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations for the six months ended June 30, 2005 and 2004 within Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe, certain Enterprises businesses and AllEnergy as discontinued operations and the sale of Sithe. The results of Sithe and AllEnergy are further discussed in the Generation discussion below.
      The income from discontinued operations increased by $11 million from 2004 to 2005 primarily due to the gain on the sale of Sithe in the first quarter of 2005.

Results of Operations by Business Segment
      Exelon evaluates its performance on a business segment basis. The comparisons of operating results and other statistical information for the six months ended June 30, 2005 and 2004 set forth below reflect intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.
      Exelon sold or wound down substantially all components of Enterprises in 2004 and 2003. As a result, as of January 1, 2005, Enterprises is no longer reported as a segment and is included in the “other” category within the results of operations by business segment tables below. Segment information presented below for 2004 has been adjusted to present it on a comparable basis with 2005. See Note 15 of the Combined Notes to Consolidated Financial Statements for further segment information.

Net Income from Continuing Operations by Business Segment

	Six Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$416	$619	$(203)
Generation	601	258	343
Other(a)	6	23	(17)

Total	$1,023	$900	$123

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) by Business Segment

	Six Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Energy Delivery	$416	$619	$(203)
Generation	616	280	336
Other(a)	3	34	(31)

Total	$1,035	$933	$102

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Results of Operations — Energy Delivery

	Six Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$5,214	$5,010	$204
Operating expenses
Purchased power and fuel expense	2,879	2,239	(640)
Operating and maintenance	657	704	47
Depreciation and amortization	471	455	(16)
Taxes other than income	266	269	3

Total operating expense	4,273	3,667	(606)

Operating income	941	1,343	(402)

Other income and deductions
Interest expense	(293)	(355)	62
Distributions on preferred securities of subsidiaries	(2)	(2)	—
Equity in losses of unconsolidated affiliates	(16)	(22)	6
Other, net	22	22	—

Total other income and deductions	(289)	(357)	68

Income before income taxes	652	986	(334)
Income taxes	236	367	131

Net income	$416	$619	$(203)

      Net Income. Energy Delivery’s net income for the six months ended June 30, 2005 compared to the same period in 2004 decreased significantly as a result of higher purchased power prices effective January 1, 2005 at ComEd associated with its PPA with Generation, partially offset by higher revenues at ComEd due to favorable weather, lower interest expense at ComEd and PECO, and lower operating and maintenance expense at ComEd and PECO, primarily due to decreased severance and pension expense.

      Operating Revenues. The changes in Energy Delivery’s operating revenues for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Customer choice	$40	$48	$88	$—	$88
Weather	83	(17)	66	6	72
Rate changes and mix	(26)	22	(4)	23	19
Volume	(9)	14	5	(15)	(10)
Other	2	—	2	—	2

Retail revenue	90	67	157	14	171

PJM transmission	60	(2)	58	—	58
T&O/ SECA rates	(25)	1	(24)	—	(24)
Other	11	5	16	(17)	(1)

Wholesale and miscellaneous revenues	46	4	50	(17)	33

Increase (decrease) in operating revenues	$136	$71	$207	$(3)	$204

      Customer Choice. For the six months ended June 30, 2005 and 2004, 27% and 28% of energy delivered to Energy Delivery’s retail customers was provided by alternative electric suppliers or under the ComEd PPO.
      All ComEd and PECO customers have the choice to purchase energy from an alternative electric supplier. This choice generally does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. In PECO’s case, operating income is not affected by customer choice since any increase or decrease in revenues is completely offset by any related increase or decrease in purchased power expense. As of June 30, 2005, no alternative electric supplier had approval from the ICC, and no electric utilities had chosen, to enter the ComEd residential market for the supply of electricity. In July 2005, one alternative supplier was approved to serve residential customers in Illinois.

	ComEd		PECO
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Retail customers purchasing energy from an alternative electric supplier:
Volume (GWhs)	9,651	10,457	1,222	2,267
Percentage of total retail deliveries	22%	24%	7%	12%
Retail customers purchasing energy from an alternative electric supplier or the ComEd PPO:
Number of customers	22,300	21,500	71,200	292,100
Percentage of total retail customers	(a )%	(a )%	5%	19%
Volume (GWhs)	15,228	14,693	1,222	2,267
Percentage of total retail deliveries	35%	34%	7%	12%

(a)	Less than one percent.
     For ComEd, the increase in revenues was primarily from a decrease in non-residential customers in Illinois electing to purchase energy from alternative electric suppliers or the PPO. This decrease relates to the continued increase in the energy market price for electricity. The increase in electric retail revenue associated with customer choice at PECO primarily relates to a significant number of residential customers returning to PECO as their energy provider in December 2004. This action followed the assignment of approximately

194,000 residential customers to alternative electric suppliers for a one-year term beginning in December 2003, as required by the PAPUC and PECO’s final electric restructuring order.
      Weather. The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand. Energy Delivery’s electric and gas revenues were positively affected by favorable weather conditions at ComEd in 2005 compared to the same period in 2004. In the ComEd service territory, cooling and heating degree days were 69% higher and 4% lower, respectively, than the prior year. In the PECO service territory, cooling and heating degree days were 21% lower and 2% higher, respectively, than the prior year.
      Rate Changes and Mix. With respect to ComEd, the increased wholesale market price of electricity and other adjustments to the energy component of its CTC calculation decreased the collection of CTC by $24 million in 2005 as compared to 2004. Also contributing to the decrease was lower average rates paid by residential and large commercial and industrial customers totaling $7 million. The lower average residential rates relate to the volume discounts associated with the increased usage year over year due to favorable weather. This decrease was partially offset by increased wholesale market prices which increased energy revenue received under the ComEd PPO and by increased average rates paid by small commercial and industrial customers totaling $5 million. As a result of increasing mitigation factors, changes in energy prices and the ability of certain customers to establish fixed, multi-year CTC rates, ComEd anticipates that CTC revenues will range from $90 million to $110 million annually in 2005 and 2006, compared to annual CTC revenues of $169 million in 2004. Under current Illinois law, no CTCs will be collected after 2006.
      The increase in PECO’s electric revenues attributable to rate changes and mix resulted from changes in usage patterns in all customer classes.
      The increase in PECO’s gas revenues was due to increases in rates through PAPUC-approved changes to the purchased gas adjustment clause that became effective March 1, 2004, March 1, 2005 and June 1, 2005. While PECO’s purchased gas cost rates were reduced slightly, effective December 1, 2004, the average purchased gas cost rate per million cubic feet in effect for the six months ended June 30, 2005 was 7% higher than the average rate for the same period in 2004.
      Volume. The increase in ComEd’s electric revenues from volume was primarily as a result of decreased sales in the residential and small commercial industrial customer classes, primarily offset by increases in large commercial and industrial customers. The increase in PECO’s electric revenues was primarily as a result of higher delivery volume, exclusive of the effects of weather and customer choice, due to an increased number of customers and increased usage per customer. The decrease in PECO’s gas revenues attributable to volume, exclusive of the effects of weather, was due to decreased customer usage.
      PJM Transmission. ComEd’s transmission revenues and purchased power expense each increased by $60 million due to ComEd’s May 1, 2004 entry into PJM Interconnection, LLC (PJM).
      T&O/ SECA Rates. Revenues decreased $25 million at ComEd as a result of the elimination of T&O rates in accordance with FERC orders that became effective December 1, 2004. Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges — see “Purchased Power and Fuel Expense” below. The elimination of T&O revenues and inclusion of SECA revenues had a minimal impact on PECO as T&O revenues recognized in the past were not material and SECA revenues currently being recognized also are not material. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O/ SECA rates.
      Other Wholesale and Miscellaneous Revenues. PECO’s gas revenues decreased $17 million due to decreased off-system sales.

      Purchased Power and Fuel Expense. The changes in Energy Delivery’s purchased power and fuel expense for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

					Total
	ComEd	PECO	Total	PECO	Increase
	Electric	Electric	Electric	Gas	(Decrease)

Prices	$446	$19	$465	$23	$488
Customer choice	29	48	77	—	77
PJM transmission	61	5	66	—	66
Weather	34	(7)	27	4	31
PJM administrative fees	5	—	5	—	5
T&O/ SECA rates	(17)	4	(13)	—	(13)
Volume	6	1	7	(11)	(4)
Other	7	—	7	(17)	(10)

Increase in purchased power and fuel expense	$571	$70	$641	$(1)	$640

      Prices. ComEd’s purchased power expense increased $446 million due to higher prices associated with its PPA with Generation. As a result of the Amended and Restated Power Purchase Agreement as of April 30, 2004 with Generation, starting in January 1, 2005, ComEd began paying higher prices for its purchased power from Generation and ceased to procure its ancillary services from Generation. This agreement fixed the pricing for purchased power through December 31, 2006 based upon the current market prices as of April 30, 2004. In 2000, ComEd and Generation entered into a PPA that fixed the pricing for purchased power through December 31, 2004 based upon the then current market prices. PECO’s purchased power expense increased due to a change in the mix of average pricing related to its PPA with Generation. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.
      Customer Choice. The increase in purchased power expense from customer choice was primarily due to fewer ComEd non-residential customers electing to purchase energy from an alternative electric supplier and a significant number of residential customers returning to PECO as their energy provider in December 2004.
      PJM Transmission. ComEd’s transmission revenues and purchased power expense each increased by $60 million due to its May 1, 2004 entry into PJM.
      Weather. Energy Delivery’s increase in purchased power and fuel expense from weather was primarily due to favorable weather conditions in ComEd’s service territory.
      PJM Administrative Fees. ComEd began paying PJM administrative fees upon its full integration into PJM on May 1, 2004. The increase reflects the impact of six months of expense in 2005 compared to two months of expense in 2004.
      T&O/ SECA Rates. Prior to the FERC orders issued in November 2004, ComEd collected T&O rates for transmission service scheduled out of or across ComEd’s transmission system. Rates collected as the transmission owner were recorded in operating revenues. After joining PJM on May 1, 2004, PJM allocated T&O collections to ComEd as a load-serving entity. The collections received as a load-serving entity were recorded as a decrease to purchased power expense.
      Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and PECO, and ComEd and PECO became obligated to pay SECA charges. During the six months ended June 30, 2005, ComEd recorded SECA collections net of SECA charges of $17 million, and PECO recorded SECA charges of $4 million. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on T&O / SECA rates.
      Volume. The increase in ComEd’s purchased power and fuel expense attributable to volume, exclusive of the effects of weather and customer choice, was due to increases in the number of customers and average usage per customer, generally in the commercial and industrial customer classes. The decrease in PECO’s gas fuel expense from lower delivery volume, exclusive of the effects of weather, was due to decreased customer usage.
      Operating and Maintenance Expense. The changes in operating and maintenance expense for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Severance-related expenses	$(14)	$(9)	$(23)
Pension expense(a)	(8)	(6)	(14)
Allowance for uncollectible accounts(b)	(4)	(8)	(12)
Employee fringe benefits(c)	(6)	(2)	(8)
Contractors(d)	16	5	21
Professional fees related to income tax refund claim(e)	(3)	6	3
Other	(15)	1	(14)

Decrease in operating and maintenance expense	$(34)	$(13)	$(47)

(a)	Pension expense in 2005 is expected to be lower than in 2004 due in large part to significant pension plan contributions made in the first quarter of 2005. See Note 9 of the Combined Notes to Consolidated Financial Statements for additional information.

(b)	The decrease at PECO is primarily due to the enforcement of stricter collection standards beginning in early 2005 as allowed by recent legislation in Pennsylvania.

(c)	Excludes severance-related expenses and pension expense. Reflects fewer employees compared to prior year and an adjustment in 2005 related to medical plan fees.

(d)	Increase was primarily due to increases in vegetation management services compared to the prior year at ComEd and PECO and consulting services at ComEd related to various regulatory proceedings. See Note 5 of the Combined Notes to Consolidated Financial Statements for additional information regarding the regulatory proceedings.

(e)	See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information.
     Depreciation and Amortization Expense. The changes in depreciation and amortization expense for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Recoverable transition costs/ CTC amortization	$(7)	$19	$12
Depreciation expense	8	1	9
Accelerated amortization of PECO billing system	—	6	6
Other amortization expense	(8)	(3)	(11)

Increase (decrease) in depreciation and amortization expense	$(7)	$23	$16

      ComEd anticipates amortizing on an annual basis approximately $43 million of transition costs in 2005 and 2006, which is consistent with the amount amortized for 2004. The quarterly amount of this amortization during the year is dependent on the projected operations margin by quarter, which can result in fluctuations compared to prior periods. ComEd expects to fully recover its remaining recoverable transition costs regulatory asset balance of $72 million by the end of 2006. Consistent with the provision of the Illinois legislation, regulatory assets may be recovered at amounts that provide ComEd an earned return on common equity within the Illinois legislation earnings threshold.
      The additional amortization of the CTC is in accordance with PECO’s original settlement under the Pennsylvania Competition Act.
      The increase in depreciation expense is primarily due to capital additions at ComEd.

      In January 2005, as part of a broader Energy Delivery systems strategy associated with the pending merger with PSE&G, Exelon’s Board of Directors approved the implementation of a new customer information and billing system at PECO. The approval of this new system resulted in the accelerated depreciation of PECO’s current system, which is expected to result in additional annual depreciation expense in 2005 and 2006 of $15 million and $10 million, respectively, relative to 2004 levels. If additional system changes are approved, additional accelerated depreciation may be required.
      The decrease in other amortization expense at ComEd was due to a $10 million decrease resulting from completing the amortization of one of its software packages in 2004.
      Taxes Other Than Income. The changes in taxes other than income for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Reduction in real estate tax accrual in 2005(a)	$—	$(6)	$(6)
Taxes on utility revenues(b)	3	5	8
Other	(3)	(2)	(5)

Decrease in taxes other than income	$—	$(3)	$(3)

(a)	Represents a $6 million reduction of a real estate tax accrual in March 2005 following settlements between PECO and various taxing authorities related to prior year tax assessments. See Note 13 of the Combined Notes to the Financial Statements for additional information.

(b)	As these taxes are collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in taxes expense was offset by a corresponding increase in revenues.
     Interest Expense. The reduction in interest expense at ComEd and PECO of $51 million and $11 million, respectively, for the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to long-term debt retirements and prepayments in 2004 at ComEd pursuant to Exelon’s accelerated liability management plan and payments on long-term debt owed to ComEd Transitional Funding Trust and PETT.
      Equity in Losses of Unconsolidated Affiliates. The decrease in equity in losses of unconsolidated affiliates was a result of a decrease in interest expense of the deconsolidated financing trusts of ComEd and PECO due to scheduled repayments of outstanding long-term debt.
      Other, Net. The changes in other, net for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

			Total
			Increase
	ComEd	PECO	(Decrease)

Interest income on long-term receivable from UII, LLC(a)	$(9)	$—	$(9)
Gain on disposition of assets and investment, net	2	1	3
Other	3	3	6

Increase (decrease) in other, net	$(4)	$4	$—

(a)	The decrease in interest income on the long-term receivable from UII, LLC resulted from this receivable being repaid near the end of 2004.
     Income Taxes. ComEd’s effective income tax rate from continuing operations was 40% for the six months ended June 30, 2005 and June 30, 2004. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

      PECO’s effective income tax rate from continuing operations was approximately 33% for the six months ended June 30, 2005 and June 30, 2004. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

Energy Delivery Operating Statistics and Revenue Detail
      Energy Delivery’s electric sales statistics and revenue detail were as follows:

	Six Months
	Ended
	June 30,

Retail Deliveries — (in gigawatthours (GWhs))(a)	2005	2004	Variance	% Change

Full service(b)
Residential	19,301	17,821	1,480	8.3%
Small commercial & industrial	13,673	14,080	(407)	(2.9)%
Large commercial & industrial	11,097	10,520	577	5.5%
Public authorities & electric railroads	1,483	1,678	(195)	(11.6)%

Total full service	45,554	44,099	1,455	3.3%

PPO (ComEd only)
Small commercial & industrial	2,458	1,897	561	29.6%
Large commercial & industrial	3,119	2,339	780	33.3%

	5,577	4,236	1,341	31.7%

Delivery only(c)
Residential	178	1,070	(892)	(83.4)%
Small commercial & industrial	3,875	3,935	(60)	(1.5)%
Large commercial & industrial	6,820	7,719	(899)	(11.6)%

	10,873	12,724	(1,851)	(14.5)%

Total PPO and delivery only	16,450	16,960	(510)	(3.0)%

Total retail deliveries	62,004	61,059	945	1.5%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Full service reflects deliveries to customers taking generation service under tariffed rates.

(c)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Six Months
	Ended
	June 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$1,868	$1,691	$177	10.5%
Small commercial & industrial	1,170	1,161	9	0.8%
Large commercial & industrial	739	730	9	1.2%
Public authorities & electric railroads	105	122	(17)	(13.9)%

Total full service	3,882	3,704	178	4.8%

PPO (ComEd only)(b)
Small commercial & industrial	165	124	41	33.1%
Large commercial & industrial	171	129	42	32.6%

	336	253	83	32.8%

Delivery only(c)
Residential	13	80	(67)	(83.8)%
Small commercial & industrial	93	110	(17)	(15.5)%
Large commercial & industrial	89	111	(22)	(19.8)%

	195	301	(106)	(35.2)%

Total PPO and delivery only	531	554	(23)	(4.2)%

Total electric retail revenues	4,413	4,258	155	3.6%

Wholesale and miscellaneous revenue(d)	340	288	52	18.1%

Total electric and other revenue	$4,753	$4,546	$207	4.6%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy. PECO’s tariffed rates also include a CTC. See Note 5 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding CTC.

(b)	Revenues from customers choosing ComEd’s PPO include an energy charge at market rates, transmission and distribution charges and a CTC.

(c)	Delivery only revenue reflects revenue under tariffed rates from customers electing to receive generation service from an alternative electric supplier, which rates include a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

ComEd Electric Operating Statistics and Revenue Detail
      ComEd’s electric sales statistics and revenue detail are as follows:

	Six Months
	Ended
	June 30,

Retail Deliveries — (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	13,346	12,805	541	4.2%
Small commercial & industrial	10,211	10,710	(499)	(4.7)%
Large commercial & industrial	3,883	3,200	683	21.3%
Public authorities & electric railroads	1,052	1,225	(173)	(14.1)%

Total full service	28,492	27,940	552	2.0%

PPO
Small commercial & industrial	2,458	1,897	561	29.6%
Large commercial & industrial	3,119	2,339	780	33.3%

	5,577	4,236	1,341	31.7%

Delivery only(b)
Small commercial & industrial	3,163	3,078	85	2.8%
Large commercial & industrial	6,488	7,379	(891)	(12.1)%

	9,651	10,457	(806)	(7.7)%

Total PPO and delivery only	15,228	14,693	535	3.6%

Total retail deliveries	43,720	42,633	1,087	2.5%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Six Months
	Ended
	June 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$1,124	$1,080	$44	4.1%
Small commercial & industrial	784	787	(3)	(0.4)%
Large commercial & industrial	193	179	14	7.8%
Public authorities & electric railroads	65	82	(17)	(20.7)%

Total full service	2,166	2,128	38	1.8%

PPO(b)
Small commercial & industrial	165	124	41	33.1%
Large commercial & industrial	171	129	42	32.6%

	336	253	83	32.8%

Delivery only(c)
Small commercial & industrial	58	67	(9)	(13.4)%
Large commercial & industrial	80	102	(22)	(21.6)%

	138	169	(31)	(18.3)%

Total PPO and delivery only	474	422	52	12.3%

Total electric retail revenues	2,640	2,550	90	3.5%
Wholesale and miscellaneous revenue(d)	235	189	46	24.3%

Total operating revenues	$2,875	$2,739	$136	5.0%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the delivery cost of the transmission and the distribution of the energy.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(c)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive generation service from an alternative electric supplier, which includes a distribution charge and a CTC. Prior to ComEd’s full integration into PJM on May 1, 2004, ComEd’s transmission charges received from alternative electric suppliers were included in wholesale and miscellaneous revenue.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

PECO Electric Operating Statistics and Revenue Detail
      PECO’s electric sales statistics and revenue detail are as follows:

	Six Months
	Ended
	June 30,

Retail Deliveries — (in GWhs)	2005	2004	Variance	% Change

Full service(a)
Residential	5,955	5,016	939	18.7%
Small commercial & industrial	3,462	3,370	92	2.7%
Large commercial & industrial	7,214	7,320	(106)	(1.4)%
Public authorities & electric railroads	431	453	(22)	(4.9)%

Total full service	17,062	16,159	903	5.6%

Delivery only(b)
Residential	178	1,070	(892)	(83.4)%
Small commercial & industrial	712	857	(145)	(16.9)%
Large commercial & industrial	332	340	(8)	(2.4)%

Total delivery only	1,222	2,267	(1,045)	(46.1)%

Total retail deliveries	18,284	18,426	(142)	(0.8)%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an alternative electric supplier.

	Six Months
	Ended
	June 30,

Electric Revenue	2005	2004	Variance	% Change

Full service(a)
Residential	$744	$611	$133	21.8%
Small commercial & industrial	386	374	12	3.2%
Large commercial & industrial	546	551	(5)	(0.9)%
Public authorities & electric railroads	40	40	—	0.0%

Total full service	1,716	1,576	140	8.9%

Delivery only(b)
Residential	13	80	(67)	(83.8)%
Small commercial & industrial	35	43	(8)	(18.6)%
Large commercial & industrial	9	9	—	0.0%

Total delivery only	57	132	(75)	(56.8)%

Total electric retail revenues	1,773	1,708	65	3.8%

Wholesale and miscellaneous revenue(c)	105	99	6	6.1%

Total electric and other revenue	$1,878	$1,807	$71	3.9%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the delivery cost of the transmission and the distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from an alternative electric supplier, which includes a distribution charge and a CTC.

(c)	Wholesale and miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

Energy Delivery’s and PECO’s Gas Sales Statistics and Revenue Detail
      Energy Delivery’s and PECO’s gas sales statistics and revenue detail were as follows:

	Six Months
	Ended
	June 30,

Deliveries to customers (in million cubic feet (mmcf))	2005	2004	Variance	% Change

Retail sales	37,532	37,965	(433)	(1.1)%
Transportation	13,564	13,542	22	0.2%

Total	51,096	51,507	(411)	(0.8)%

	Six Months
	Ended
	June 30,

Revenue	2005	2004	Variance	% Change

Retail sales	$445	$431	$14	3.2%
Transportation	9	9	—	0.0%
Resales and other	7	24	(17)	(70.8)%

Total gas revenue	$461	$464	$(3)	(0.6)%

Results of Operations — Generation

	Six Months
	Ended
	June 30,
			Favorable
	2005	2004	(Unfavorable)

Operating revenues	$4,125	$3,826	$299
Operating expenses
Purchased power	967	1,105	138
Fuel	786	958	172
Operating and maintenance	1,211	1,192	(19)
Depreciation and amortization	125	120	(5)
Taxes other than income	74	93	19

Total operating expenses	3,163	3,468	305

Operating income	962	358	604

Other income and deductions
Interest expense	(58)	(53)	(5)
Equity in earnings (losses) of unconsolidated affiliates	4	(2)	6
Other, net	69	115	(46)

Total other income and deductions	15	60	(45)

Income from continuing operations before income taxes	977	418	559
Income taxes	376	160	(216)

Income from continuing operations	601	258	343
Discontinued operations
Loss from discontinued operations	(1)	(24)	23
Gain on disposal of discontinued operations	19	—	19
Income taxes	3	(14)	(17)

Income (loss) from discontinued operations	15	(10)	25

Income before cumulative effect of a change in accounting principle	616	248	368
Cumulative effect of a change in accounting principle (net of income taxes of $22 million )	—	32	(32)

Net income	$616	$280	$336

      Operating Revenues. For the six months ended June 30, 2005 and 2004, Generation’s sales were as follows:

	Six Months
	Ended
	June 30,

Revenue	2005	2004	Variance	% Change

Electric sales to affiliates	$2,251	$1,706	$545	31.9%
Wholesale and retail electric sales	1,443	1,742	(299)	(17.2)%

Total energy sales revenue	3,694	3,448	246	7.1%

Retail gas sales	284	252	32	12.7%
Trading portfolio	9	(2)	11	n.m.
Other revenue(a)	138	128	10	7.8%

Total revenue	$4,125	$3,826	$299	7.8%

(a)	Includes sales related to tolling agreements, fossil fuel sales, and decommissioning revenues from Energy Delivery.
n.m. not meaningful.

	Six Months
	Ended
	June 30,

Sales (in GWhs)	2005	2004	Variance	% Change

Electric sales to affiliates	57,035	53,597	3,438	6.4%
Wholesale and retail electric sales	35,420	48,959	(13,539)	(27.7)%

Total sales	92,455	102,556	(10,101)	(9.8)%

      Trading volumes of 11,411 GWhs and 10,437 GWhs for the six months ended June 30, 2005 and 2004, respectively, are not included in the table above.
      Electric Sales to Affiliates. The increase in revenue from sales to affiliates was primarily due to higher prices associated with Generation’s PPA with ComEd. As a result of the Amended and Restated Power Purchase Agreement as of April 30, 2004 with ComEd, effective January 1, 2005, Generation began receiving higher prices from ComEd for its purchased power. The remaining increase was due to an increase in sales to Energy Delivery due to customers returning from alternative electric suppliers and increased volumes due to favorable weather conditions in ComEd’s service territory.
      Wholesale and Retail Electric Sales. The changes in Generation’s wholesale and retail electric sales for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Sale of Boston Generating(a)	$(239)
Volume	(226)
Price	158
Other	8

Decrease in wholesale and retail electric sales	$(299)

(a)	Sales of Boston Generating of $9 million were included in other revenues for 2004.
     Due to the sale of Boston Generating in May 2004, wholesale and retail sales decreased $239 million. The remaining decrease in wholesale and retail sales was primarily due to lower volumes sold to the market during the second quarter of 2005, although the power was sold at overall higher prices. Generation had less power to sell into the market as a result of higher demand for power sold to affiliates, the expiration of its purchase power agreement with Midwest Generation in 2004 and lower nuclear and fossil generation.
      Retail Gas Sales. Retail gas sales increased primarily due to higher prices in the overall market.
      Other Revenues. The increase in other revenues of $10 million was primarily due to revenue from Generation’s operating agreement with a subsidiary of Tamuin International, Inc., formerly Sithe International, Inc. This revenue was substantially offset by a corresponding increase in Generation’s operating and maintenance expense.
      Purchased Power and Fuel Expense. Generation’s supply sources are summarized below:

	Six Months
	Ended
	June 30,

Supply Source (in GWhs)	2005	2004	Variance	% Change

Nuclear generation	67,465	67,665	(200)	(0.3)%
Purchases — non-trading portfolio	18,607	23,595	(4,988)	(21.1)%
Fossil and hydroelectric generation(a)	6,383	11,296	(4,913)	(43.5)%

Total supply	92,455	102,556	(10,101)	(9.8)%

(a)	Fossil and hydroelectric supply mix changed as a result of decreased fossil fuel generation due to the sale of Boston Generating in May 2004.
     The changes in Generation’s purchased power and fuel expense for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Boston Generating	$(226)
Mark-to-market adjustments on economic hedges	(58)
Volume	(83)
Price	91
Other	(34)

Decrease in purchased power and fuel expense	$(310)

      Boston Generating. The decrease in purchased power and fuel expense associated with Boston Generating was due to the sale of the business in May 2004.
      Economic Hedges. Mark-to-market gains on hedging activities were $41 million for the six months ended June 30, 2005 compared to losses of $17 million for the same period of 2004. Approximately $9 million of the mark-to-market gains on hedging activities for the six months ended June 30, 2005 are anticipated to reverse subsequent to 2005.
      Volume. Generation’s decrease in purchased power expense from reduced volume was primarily due to the expiration of its purchase power agreement with Midwest Generation.
      Price. The increase reflects overall higher market energy prices due to higher natural gas and oil prices during the first six months of 2005, which resulted in an increase in the average purchase power costs of approximately $5 per MWh for the period.
      Other. Other decreases in purchased power and fuel expense were primarily due to $48 million of lower transmission expense resulting from reduced inter-region transmission charges, primarily associated with ComEd’s integration into PJM during the second quarter of 2004.

      Generation’s average margin per MWh of electricity sold for the six months ended June 30, 2005 and 2004 was as follows:

	Six Months
	Ended
	June 30,

($/MWh)	2005	2004	% Change

Average electric revenue
Electric sales to affiliates(a)	$39.47	$31.83	24.0%
Wholesale and retail electric sales	40.74	35.58	14.5%
Total — excluding the trading portfolio	39.95	33.62	18.8%
Average electric supply cost(b) — excluding the trading portfolio	$16.04	$17.75	(9.6)%
Average margin — excluding the trading portfolio	$23.91	$15.87	50.7%

(a)	The increase in $/MWh is due to the higher prices in 2005 associated with Generation’s PPA with ComEd.

(b)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include purchased power and fuel costs associated with retail gas sales.
     Operating and Maintenance Expense. The changes in operating and maintenance expense for the six months ended June 30, 2005 compared to the same period in 2004 consisted of the following:

Increase
(Decrease)

Boston Generating	$(57)
Tamuin International	26
Accrual for estimated future asbestos-related bodily injury claims	43
Refueling outage cost	22
Payroll, benefits and pension	(18)
Other	3

Increase in operating and maintenance expense	$19

      The increase in operating and maintenance expense was primarily due to the $43 million liability recorded in June 2005 for estimated future asbestos-related bodily injury claims and operating and maintenance expense associated with Generation’s operating agreement with a subsidiary of Tamuin International, Inc., formerly Sithe International, Inc. The increase in operating and maintenance associated with Tamuin International, Inc. was substantially offset by the corresponding increase in Generation’s other revenues discussed above. Operating and maintenance expense associated with Boston Generating in the first six months of 2004 was $57 million. For further discussion of estimated future asbestos-related bodily injury claims see Note 13 of Combined Notes to Consolidated Financial Statements.
      Nuclear fleet operating data and purchased power cost data for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months
	Ended
	June 30,

	2005	2004

Nuclear fleet capacity factor(a)	92.7%	93.3%
Nuclear fleet production cost per MWh(a)	$13.24	$12.54
Average purchased power cost for wholesale operations per MWh	$51.97	$46.83

(a)	Excludes Salem, which is operated by Public Service Enterprise Group Incorporated (PSEG).
     The lower nuclear fleet capacity factor resulted from a higher number of planned refuel and unplanned outage days in the six months ended June 30, 2005 as compared to the same period in 2004. The lower capacity factor and the costs associated with the planned refuel outages resulted in a higher production cost per MWh for the six months ended June 30, 2005 as compared to the same period in 2004. There were five planned refueling outages and fifteen other outages that began during the six months ended June 30, 2005 compared to five planned refueling outages and twelve other outages that began during the same period in 2004
      In the six months ended June 30, 2005, one of the Quad Cities’ units returned to Extended Power Uprate (EPU) generation levels after extensive testing and load verification on its new steam dryer was completed. During the same period in 2004 both Quad Cities’ units operated intermittently at EPU generation levels due to performance issues with their steam dryers. The steam dryer in the other Quad Cities’ unit was also replaced in the six months ended June 30, 2005. That unit continues to operate at pre-Extended Power Uprate (EPU) generation levels pending completion of extensive testing and load verification in order to ensure safe and reliable operations at the EPU output levels.
      Depreciation and Amortization. The increase in depreciation and amortization expense for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily due to increased amortization expense related to Generation’s ARC asset associated with decommissioning and the depreciation expense of recent capital additions, partially offset by a decrease in depreciation expense due to the sale of Boston Generating in May 2004.
      Taxes Other Than Income. The decrease in taxes other than income for the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to the reduction of the real estate tax reserve associated with the settlement of the Three Mile Island Nuclear Station real estate taxes and due to the sale of Boston Generating in May 2004.
      Other, Net. The decrease in other income for the six months ended June 30, 2005 as compared to the same period in the prior year was primarily due to the $85 million gain ($52 million, net of taxes) on the disposal of Boston Generating recorded in 2004, partially offset by gains realized for the six months ended June 30, 2005 in the amount of $39 million related to the decommissioning trust fund investments for the AmerGen plants, primarily associated with changes in Generation’s investment strategy. Realized gains associated with the decommissioning trust fund investments for the former ComEd and PECO units were $16 million in the six-months ended June 30, 2005, primarily as a result of the changes in Generation’s investment strategy, however; as a result of the contractual construct, the gains on the investments associated with the former ComEd and PECO units are offset within other, net and have no impact on net income. Refer to Notes 14 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning and nuclear decommissioning trust fund investments.
      Effective Income Tax Rate. The effective income tax rate from continuing operations was 38.5% for the six months ended June 30, 2005 compared to 38.3% for the same period in 2004. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Generation has sold or wound down substantially all components of AllEnergy, a business within Exelon Energy. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations for the six months ended June 30, 2005 within Generation’s Consolidated Statements of Income. Generation accounted for Sithe as an equity method investment during the first quarter of 2004, and Generation’s portion of Sithe’s results from operations is included in the equity in losses of unconsolidated affiliates within Generation’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2004. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and AllEnergy as discontinued operations and the sale of Sithe.

Liquidity and Capital Resources
      Exelon’s businesses are capital intensive and require considerable capital resources. These capital resources are primarily provided by internally generated cash flows from operations. When necessary, Exelon obtains funds from external sources in the capital markets and through bank borrowings. Exelon’s access to external financing on reasonable terms depends on Exelon and its subsidiaries’ credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to the extent that Exelon no longer has access to the capital markets at reasonable terms, Exelon has access to revolving credit facilities with aggregate bank commitments of $1.5 billion that it currently utilizes to support its commercial paper programs. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
      Exelon primarily uses its capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay common stock dividends, fund its pension obligations and invest in new and existing ventures. Exelon spends a significant amount of cash on construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in a rate-regulated environment in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, Exelon has historically operated with a working capital deficit. However, Exelon expects operating cash flows to be sufficient to meet operating and capital expenditure requirements. Future acquisitions that Exelon may undertake, other than the proposed merger with PSEG which will require the issuance of Exelon common stock in exchange for PSEG common stock, may require external debt financing or the issuance of additional Exelon common stock.

Cash Flows from Operating Activities
      ComEd’s and PECO’s cash flows from operating activities primarily result from sales of electricity and gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the third quarter of each fiscal year. ComEd’s and PECO’s future cash flows will be affected by the economy, weather, customer choice and future regulatory proceedings on their revenues and their ability to achieve operating cost reductions. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory proceedings. Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities will be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs.
      Cash flows from operations have been, and are expected to continue to provide, a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements for the foreseeable future. Taking into account the factors noted above, Exelon also obtains cash from non-operating sources such as the proceeds from the debt issuance in 2005 to fund Exelon’s $2 billion pension contribution (see Note 7 of the Combined Notes to Consolidated Financial Statements). Operating cash flows after 2006 could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder the ability to fund their business requirements. See “Business Outlook and the Challenges in Managing the Business” within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding the regulatory transition periods.
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

      The following table provides a summary of the major items affecting Exelon’s cash flows from operations:

	Six Months
	Ended,
	June 30,

	2005	2004	Variance

Net income	$1,035	$933	$102
Non-cash operating activities(a)	1,547	980	567
Income taxes	24	168	(144)
Changes in working capital and other noncurrent assets and liabilities(b)	(393)	1	(394)
Pension contributions and postretirement healthcare benefit payments, net	(1,927)	(175)	(1,752)

Net cash flows provided by operations	$286	$1,907	$(1,621)

(a)	Represents depreciation, amortization and accretion, deferred income taxes, cumulative effect of a change in accounting principle, impairment of investments and long-lived assets and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.
     The reduction of cash flows from operations during the current year is primarily the result of $2 billion of discretionary contributions to Exelon’s pension plans during the first quarter of 2005, which was initially funded through a term loan agreement, as further described in the “Cash Flows from Financing Activities” section below. Of the total contribution, ComEd, PECO and Generation contributed $803 million, $109 million and $844 million, respectively. The ComEd and PECO contributions were fully funded by capital contributions from Exelon. The Generation contribution was primarily funded by capital contributions from Exelon and included $2 million from internally generated funds. Exelon did not contribute to its pension plans in the second quarter of 2005 and does not anticipate making any additional contributions in the remainder of 2005.
      Cash flows provided by (used in) operations for the six months ended June 30, 2005 and 2004 by registrant were as follows:

	Six Months
	Ended
	June 30,

	2005	2004

Exelon	$286	$1,907
ComEd	(128)	602
PECO	301	509
Generation	380	616
      Excluding the March 2005 discretionary pension contributions discussed above, changes in Exelon’s, ComEd’s, PECO’s and Generation’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business.
      In addition to the items mentioned in “Results of Operations” and the discretionary pension contributions discussed above, significant non-recurring operating cash flows for Exelon, ComEd, PECO and Generation for the six months ended June 30, 2005 and 2004 were as follows:

Exelon

•	In January 2005, Exelon received a $102 million Federal income tax refund for capital losses generated in 2003 related to its investment in Sithe, which were carried back to prior periods.

ComEd, PECO and Generation

•	There were no significant non-recurring operating cash flows during the six months ended June 30, 2005 and 2004.

Cash Flows from Investing Activities
      Cash flows used in investing activities for the six months ended June 30, 2005 and 2004 were:

	Six Months
	Ended
	June 30,

	2005	2004

Exelon	$(1,143)	$(697)
ComEd	(104)	(133)
PECO	(58)	(139)
Generation	(592)	(438)
      Capital expenditures by registrant and business segment for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months
	Ended
	June 30,		Projected

	2005	2004	2005

ComEd	$391	$369	$742
PECO	126	105	281

Energy Delivery	517	474	1,023

Generation	484	366	1,073
Other(a)	6	4	56

Total Exelon capital expenditures	$1,007	$844	$2,152

(a)	Other primarily consists of corporate operations.
     Proposed capital expenditures and other investments for Exelon, ComEd, PECO and Generation are subject to periodic review and revision to reflect changes in economic conditions and other factors.
      ComEd and PECO. Approximately 50% of the projected 2005 capital expenditures at both ComEd and PECO are for continuing efforts to improve the reliability of its transmission and distribution systems. The remaining amount is for capital additions to support new business and customer growth. Exelon is continuing to evaluate its total capital spending requirements. Exelon anticipates that ComEd and PECO’s capital expenditures will be funded by internally generated funds, borrowings and the issuance of debt or preferred securities or capital contributions from Exelon.
      Generation. Generation’s capital expenditures for the six months ended June 30, 2005 reflect additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages) and nuclear fuel. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.
      Other significant investing activities for Exelon, ComEd, PECO and Generation for the six months ended June 30, 2005 and 2004 were as follows:

Exelon

•	Exelon contributed $56 million and $16 million to its investments in synthetic fuel-producing facilities during the six months ended June 30, 2005 and 2004, respectively.

ComEd

•	As a result of its prior contributions to the Exelon intercompany money pool, $287 million and $207 million were returned to ComEd during the six months ended June 30, 2005 and 2004, respectively.

PECO

•	As a result of its prior contributions to the Exelon intercompany money pool, $34 million was returned to PECO during the six months ended June 30, 2005, and $35 million was contributed by PECO during the six months ended June 30, 2004.

•	During the six months ended June 30, 2005, there was a net decrease in restricted cash that provided $28 million of cash.

Generation

•	During the six months ended June 30, 2005, Generation received approximately $33 million from Generation’s nuclear decommissioning trust funds for reimbursement of expenditures previously incurred for nuclear plant decommissioning activities related to the retired units.

•	On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe for cash proceeds of $97 million and the sale of 100% of Sithe to Dynegy, for net cash proceeds of $103 million. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of the sale of Sithe.

•	On March 31, 2004, Generation consolidated the assets and liabilities of Sithe under the provisions of FIN 46-R, which resulted in an increase in cash of $19 million. See Note 1 and Note 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the FIN 46-R consolidation of Sithe.

•	Generation received cash proceeds of $42 million from the January 2004 sale of three gas turbines that were classified as assets held for sale at December 31, 2003.

•	During the six months ended June 30, 2004, Generation provided $29 million of restricted cash related to Sithe’s operating activities and used $11 million of restricted cash to support the operations of Boston Generating.

Other

•	Cash proceeds of $210 million were received during the six months ended June 30, 2004 from the sales of Exelon Thermal Holdings, Inc., certain businesses of Exelon Services, Inc. and Enterprises’ investments in PECO Telcove and other equity method investments.

•	Early settlement of an acquisition note receivable from the 2003 disposition of InfraSource, Inc. resulted in cash proceeds of $30 million during the six months ended June 30, 2004.

Cash Flows from Financing Activities
      Cash flows provided by (used in) financing activities for the six months ended June 30, 2005 were:

	Six Months
	Ended
	June 30,

	2005	2004

Exelon	$903	$(937)
ComEd	339	(476)
PECO	(268)	(317)
Generation	241	(141)
      On March 7, 2005, Exelon entered into a $2 billion term loan agreement. The loan proceeds were used to fund discretionary contributions of $2 billion to Exelon’s pension plans, including contributions of $803 million, $109 million and $842 million by ComEd, PECO and Generation, respectively. To facilitate the contributions by ComEd, PECO and Generation, Exelon contributed the corresponding amounts to the capital of each company. On April 1, 2005, Exelon entered into a $500 million term loan agreement that was subsequently fully borrowed to reduce this $2 billion term loan. During the second quarter of 2005, $200 million of this $500 million term loan as well as the remaining $1.5 billion balance on the $2 billion term loan described above were repaid with the net proceeds received from the issuance of the long-term senior notes discussed below. The $300 million outstanding balance under the term loan agreement bears interest at a variable rate determined, at Exelon’s option, by either the Base Rate or the Eurodollar Rate (as defined in the term loan agreement) and is due in full on December 1, 2005.
      On June 9, 2005, Exelon issued and sold $1.7 billion of senior debt securities pursuant to its senior debt indenture, dated as of May 1, 2001, consisting of $400 million of 4.45% senior notes due 2010, $800 million of 4.90% senior notes due 2015 and $500 million of 5.625% senior notes due 2035. The net proceeds from the sale of the notes were used to repay the $1.5 billion in remaining principal due on the $2 billion term loan agreement and $200 million of the $500 million term loan agreement referenced above. Exelon may redeem some or all of the notes at any time prior to maturity at a specified redemption price. The notes are unsecured and rank equally with the other senior unsecured indebtedness of Exelon. Additionally, Exelon settled interest rate swaps for a net payment of $38 million and paid approximately $12 million of fees in connection with the debt offering. See Note 7 of the Combined Notes to Consolidated Financial Statements for further discussion.
      From time to time and as market conditions warrant, Exelon, ComEd, PECO and Generation may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.
      Cash dividend payments and distributions for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months
	Ended
	June 30,

	2005	2004

Exelon	$535	$364
ComEd	245	207
PECO	233	182
Generation	319	109
      Exelon’s board of directors declared a quarterly dividend of $0.40 per share on Exelon’s common stock. The dividend is payable on September 10, 2005 to shareholders of record at the end of the day on August 15, 2005.
      See “Dividends” section of ITEM 5 of Exelon’s 2004 Annual Report on Form 10-K for a further discussion of Exelon’s dividend policy.

      Intercompany Money Pool (Generation). Generation’s net borrowings from the Exelon intercompany money pool decreased $283 million and $218 million during the six months ended June 30, 2005 and 2004, respectively.

Credit Matters
      Exelon Credit Facility. Exelon, ComEd, PECO and Generation meet their short-term liquidity requirements primarily through the issuance of commercial paper. At June 30, 2005, Exelon, ComEd, PECO and Generation participated with a group of banks in a $1 billion unsecured revolving facility maturing on July 16, 2009, and a $500 million unsecured revolving facility maturing on October 31, 2006. Both revolving credit agreements are used principally to support the commercial paper programs at Exelon, ComEd, PECO and Generation and to issue letters of credit.
      At June 30, 2005, Exelon, ComEd, PECO and Generation had the following sublimits and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

			Outstanding
	Bank	Available	Commercial
Borrower	Sublimit(a)	Capacity(b)	Paper

Exelon Corporate	$700	$700	$329
ComEd	50	23	—
PECO	300	300	—
Generation	450	388	—

(a)	Sublimits under the credit agreements can change upon written notification to the bank group.

(b)	Available capacity represents primarily the bank sublimit net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.
     Interest rates on the advances under the credit agreements are based on either the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreements at the time of borrowing or prime. The maximum LIBOR adder would be 170 basis points. For the six months ended June 30, 2005, Exelon’s average interest rate on notes payable was approximately 2.80%.
      The credit agreements require Exelon, ComEd, PECO and Generation to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation, revenues from Exelon New England Holding Company, LLC (Exelon New England) and Sithe and interest on the debt of their project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the six-month period ended June 30, 2005:

	Exelon	ComEd	PECO	Generation

Credit agreement threshold	2.65 to 1	2.25 to 1	2.25 to 1	3.25 to 1
      At June 30, 2005, each of Exelon, ComEd, PECO and Generation were in compliance with the foregoing thresholds.

      Capital Structure. At June 30, 2005, the capital structures of Exelon, ComEd, PECO and Generation consisted of the following:

	Exelon
	Consolidated	ComEd	PECO(a)	Generation

Long-term debt	35%	26%	19%	31%
Long-term debt to affiliates(b)	21	12	55	—
Common equity	41	62	24	—
Member’s equity	—	—	—	69
Preferred securities	—	—	2	—
Notes payable	3	—	—	—
Minority interest	—	—	—	—

(a)	As of June 30, 2005, PECO’s capital structure, excluding the deduction from shareholders’ equity of the $1.3 billion receivable from Exelon (which amount is deducted for GAAP purposes as reflected in the table, but is excluded from the percentages in this footnote), consisted of 37% common equity, 1% preferred securities and 62% long-term debt, including long-term debt to unconsolidated affiliates.

(b)	Includes $5 billion, $2 billion and $3 billion owed to unconsolidated affiliates of Exelon, ComEd and PECO, respectively, that qualify as special purpose entities under FIN 46-R. These special purpose entities were created for the sole purpose of issuing debt obligations to securitize intangible transition property and CTCs of Energy Delivery or mandatorily redeemable preferred securities. See Note 1 of the Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for further information regarding FIN 46-R.
     Intercompany Money Pool. Exelon operates an intercompany money pool to provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing. Participation in the money pool is subject to authorization by the corporate treasurer. ComEd and its subsidiary, Commonwealth Edison Company of Indiana, Inc. (ComEd of Indiana), PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon and UII, LLC, a wholly owned subsidiary of Exelon, may participate as lenders. Funding of, and borrowings from, the money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest or, if from an external source, specific borrowing rates. Maximum amounts contributed to and borrowed from the money pool by participant during the six months ended June 30, 2005 are described in the following table in addition to the net contribution or borrowing as of June 30, 2005:

			June 30,
			2005
	Maximum	Maximum	Contributed
	Contributed	Borrowed	(Borrowed)

ComEd	$517	$—	$21
PECO	210	—	—
Generation	—	540	—
BSC	—	156	(21)
UII, LLC	2	—	—

	For the
	Six Months
	Ended
	June 30, 2005

	Interest	Interest
	Received	Paid

ComEd	$2	$—
PECO	1	—
Generation	—	2
BSC	—	1
UII, LLC	—	—
      Sithe Long-Term Debt. Debt totaling approximately $820 million was eliminated from the Consolidated Balance Sheets of Exelon and Generation as a result of the sale of Sithe on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion regarding the sale of Sithe.
      Security Ratings. Access to the capital markets by Exelon, ComEd, PECO and Generation, including the commercial paper market, and its financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. The securities ratings of Exelon, ComEd, PECO or Generation have not changed from those set forth in Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K. None of Exelon’s, ComEd’s, PECO’s or Generation’s borrowings is subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under Exelon’s credit agreements.
      Shelf Registration. As of June 30, 2005, Exelon, ComEd and PECO have current effective shelf registration statements for the sale of $300 million, $555 million and $550 million of securities, respectively. The ability of Exelon, ComEd or PECO to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.
      Fund Transfer Restrictions. Exelon has obtained an order from the SEC under the Public Utilities Holding Company Act of 1935 (PUHCA) authorizing, through April 15, 2007, financing transactions, including the issuance of common stock, preferred securities, equity-linked securities, long-term debt and short-term debt in an aggregate amount not to exceed $8.0 billion above the amount outstanding for Exelon and Generation at December 31, 2003. Securities of $1.2 billion above the amount outstanding at December 31, 2003 have been issued under the above-described order. Exelon is also authorized to issue guarantees, letters of credit, or otherwise provide credit support with respect to the obligations of its subsidiaries and non-affiliated third parties in the normal course of business of up to $6.0 billion outstanding at any one time. At June 30, 2005, Exelon had provided $1.5 billion of guarantees and letters of credit under the SEC order. See “Contractual Obligations and Off-Balance Sheet Arrangements” in this section for further discussion of guarantees. The SEC order requires Exelon to maintain a ratio of common equity to total capitalization (including securitization debt) of not less than 30%. At June 30, 2005, Exelon’s common equity ratio was 41%. Exelon expects that it will maintain a common equity ratio of at least 30%.
      Exelon is also limited by the SEC order to an aggregate investment of $4.0 billion in exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). At June 30, 2005, Exelon had invested $1.4 billion in EWGs, leaving $2.6 billion of investment authority under the order. In its order, the SEC reserved jurisdiction over an additional $3.0 billion in investments in EWGs.
      On July 1, 2005, Exelon obtained a new investment order from the SEC under PUHCA authorizing, through June 30, 2008, development activities, the formation of new intermediate subsidiaries for internal corporate structuring, internal corporate reorganizations, and the investment in certain non-U.S. energy-related subsidiaries. The new order replaced a prior SEC order that expired on June 30, 2005.

      Under PUHCA, Exelon, ComEd, PECO and Generation can pay dividends only from retained, undistributed or current earnings. A significant loss recorded at ComEd, PECO or Generation may limit the dividends that these companies can distribute to Exelon. At June 30, 2005, Exelon had retained earnings of $3.9 billion, including ComEd’s retained earnings of $1.0 billion (all of which had been appropriated for future dividend payments), PECO’s retained earnings of $613 million and Generation’s undistributed earnings of $1.1 billion.
      Exelon’s, ComEd’s, PECO’s and Generation’s additional fund transfer restrictions as of June 30, 2005 were materially unchanged from the discussion within Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Obligations
      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. Exelon’s, ComEd’s, PECO’s and Generation’s contractual obligations and commercial commitments as of June 30, 2005 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K except for the following:

Exelon

•	Interest payments of $71 million, $132 million, $115 million and $849 million for payments due in 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively were eliminated due to the sale of Sithe on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for information regarding the sale of Generation’s investment in Sithe.

•	Letters of credit decreased $108 million, primarily as a result of the sale of Sithe. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion. Guarantees decreased $174 million, primarily as a result of the wind-down of Enterprises’ operations.

ComEd and PECO

•	IRS Refund Claims. ComEd and PECO have several pending tax refund claims seeking acceleration of certain tax deductions and additional tax credits. ComEd and PECO are unable to estimate the ultimate outcome of these refund claims and will account for any amounts received in the period the matters are settled with the IRS.

ComEd and PECO had entered into several agreements with a tax consultant related to the filing of these refund claims with the IRS. ComEd and PECO previously made refundable prepayments to the tax consultants of $11 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. A portion of ComEd’s tax benefits, including any associated interest for periods prior to the merger among PECO, Unicom Corporation (Unicom), the former parent company of ComEd, and Exelon (PECO/ Unicom Merger) would be recorded as a reduction of goodwill pursuant to a reallocation of the PECO/ Unicom Merger purchase price. ComEd and PECO cannot predict the timing of the final resolution of these refund claims.

In 2004, the IRS granted preliminary approval for one of ComEd’s refund claims and final approval was obtained in the first quarter of 2005. The investment tax credit refund and associated interest have been recorded in the financial statements. Approximately $14 million of tax and interest benefit received in the second quarter of 2005 has been reflected in the financial statements of which $12 million ($9 million after-tax) was recorded to goodwill under the provisions of EITF Issue 93-7,

“Uncertainties Related to Income Taxes in a Purchase Business Combination.” As a result, ComEd recorded consulting expenses of $5 million (pre-tax) in 2004.

Based on recent negotiations with the IRS, PECO believes it will receive a refund related to one of its claims. As of June 30, 2005, PECO had not reflected the tax benefit associated with the refund claim pending final approval of the IRS. During 2005, PECO recorded total consulting expenses of $6 million (pre-tax). The charge represents an estimate of the fee owed to the tax consultant which may be adjusted upward or downward depending on the final resolution of the matter with the IRS.

Generation

•	Interest payments of $71 million, $132 million, $115 million and $849 million for payments due in 2005, 2006-2007, 2008-2009 and 2010 and beyond, respectively were eliminated due to the sale of Sithe on January 31, 2005. See Note 4 of the Combined Notes to Consolidated Financial Statements for information regarding the sale of Generation’s investment in Sithe.

•	Letters of credit decreased $109 million and guarantees decreased $40 million, both primarily as a result of the sale of Sithe. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion.

•	During the second quarter of 2005, in the normal course of business, Generation entered into long-term contracts for uranium enrichment services, increasing commitments in years beyond 2009 by approximately $400 million.

COMMONWEALTH EDISON COMPANY

General
      ComEd operates in a single business segment and its operations consist of the regulated retail sale of electricity and distribution and transmission services in northern Illinois.

Executive Overview
      A discussion of items pertinent to ComEd’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$1,488	$1,403	$85
Operating expenses
Purchased power	858	574	(284)
Operating and maintenance	202	223	21
Depreciation and amortization	101	103	2
Taxes other than income	73	72	(1)

Total operating expense	1,234	972	(262)

Operating income	254	431	(177)

Other income and deductions
Interest expense	(77)	(96)	19
Equity in losses of unconsolidated affiliates	(4)	(6)	2
Other, net	7	7	—

Total other income and deductions	(74)	(95)	21

Income before income taxes	180	336	(156)
Income taxes	71	132	61

Net income	$109	$204	$(95)

      A discussion of ComEd’s results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this
Form 10-Q.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$2,875	$2,739	$136
Operating expenses
Purchased power	1,679	1,108	(571)
Operating and maintenance	404	438	34
Depreciation and amortization	198	205	7
Taxes other than income	151	151	—

Total operating expense	2,432	1,902	(530)

Operating income	443	837	(394)

Other income and deductions
Interest expense	(151)	(202)	51
Equity in losses of unconsolidated affiliates	(8)	(9)	1
Other, net	13	17	(4)

Total other income and deductions	(146)	(194)	48

Income before income taxes	297	643	(346)
Income taxes	118	255	137

Net income	$179	$388	$(209)

      A discussion of ComEd’s results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$1,044	$1,032	$12
Operating expenses
Purchased power	437	402	(35)
Fuel	66	83	17
Operating and maintenance	119	132	13
Depreciation and amortization	137	125	(12)
Taxes other than income	60	60	—

Total operating expenses	819	802	(17)

Operating income	225	230	(5)

Other income and deductions
Interest expense	(70)	(76)	6
Equity in losses of unconsolidated affiliates	(4)	(7)	3
Other, net	6	3	3

Total other income and deductions	(68)	(80)	12

Income before income taxes	157	150	7
Income taxes	47	50	3

Net income	110	100	10
Preferred stock dividends	1	1	—

Net income on common stock	$109	$99	$10

      A discussion of PECO’s results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months
	Ended
	June 30,		Favorable
			(Unfavorable)
	2005	2004	Variance

Operating revenues	$2,339	$2,271	$68
Operating expenses
Purchased power	869	799	(70)
Fuel	331	332	1
Operating and maintenance	253	266	13
Depreciation and amortization	273	250	(23)
Taxes other than income	115	118	3

Total operating expenses	1,841	1,765	(76)

Operating income	498	506	(8)

Other income and deductions
Interest expense	(142)	(153)	11
Equity in losses of unconsolidated affiliates	(8)	(13)	5
Other, net	9	5	4

Total other income and deductions	(141)	(161)	20

Income before income taxes	357	345	12
Income taxes	118	112	(6)

Net income	239	233	6
Preferred stock dividends	2	2	—

Net income on common stock	$237	$231	$6

      A discussion of PECO’s results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is set forth under “Results of Operations — Energy Delivery” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
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

EXELON GENERATION COMPANY, LLC

General
      Generation operates as a single segment and consists principally of its electric generating facilities and wholesale energy marketing operations, the competitive retail sales business of Exelon Energy Company and certain other generation projects.

Executive Overview
      A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
      A discussion of Generation’s results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
      A discussion of Generation’s results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
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
      Exelon, ComEd, PECO and Generation are exposed to market risks associated with credit and interest rates. Exelon and Generation are also exposed to market risks associated with commodity and equity prices. The inherent risk of market-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, counterparty credit, interest rates and equity security prices. Exelon’s Risk Management Committee (RMC) sets forth risk management policies and objectives and establishes procedures for risk assessment, control and valuation, counterparty credit approval and the monitoring and reporting of derivative activity and risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, corporate controller, vice president of corporate planning, vice president of strategy, vice president of audit services and officers from each of Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the derivative and risk management activities.
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
      In connection with the 2001 corporate restructuring, Generation entered into a PPA, as amended, with ComEd under which Generation has agreed to supply all of ComEd’s load obligations through 2006. At times, ComEd’s load obligations are greater than the capacity of Generation’s owned generating units in the ComEd region. As such, Generation procures power through purchase power and lease agreements and has contracted for access to additional generation through bilateral long-term PPAs. In 2004, Generation retained 3,858 MWs of capacity under the terms of three then-existing PPAs with Midwest Generation, LLC (Midwest Generation). Generation’s contract to purchase power from Midwest Generation expired at the end of 2004. In 2005 and 2006, Generation will be required to procure the necessary power for ComEd through market purchases and other means to the extent not provided by Generation’s own generating facilities. As a result, Generation’s exposure to market price movements in the ComEd region has increased in 2005 compared to prior years due to the expiration of the Midwest Generation contract.

Generation
      Normal Operations and Hedging Activities. Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including Energy Delivery’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is three years. Generation has an estimated 93% hedge ratio in 2005 for its energy marketing portfolio. This hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to Energy Delivery’s retail load. Energy Delivery’s retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its commitment to Energy Delivery. Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any efforts to mitigate market price exposure, the estimated market price exposure for Generation’s unhedged non-trading portfolio associated with a ten percent reduction in the annual average around-the-clock market price of electricity is approximately a $20 million decrease in net income. This sensitivity assumes a 93% hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.
      Proprietary Trading Activities. Generation began to use financial contracts for proprietary trading purposes in the second quarter of 2001. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the three and six months ended June 30, 2005 resulted in a gain of $3 million and $9 million, respectively (before income taxes), which represented an unrealized mark-to-market gain of $4 million and realized loss of $1 million for the three months ended June 30, 2005 and an unrealized mark-to-market gain of $9 million for the six months ended June 30, 2005. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $90,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the six months ended June 30, 2005 of $2,372 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities.
      Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Non-trading contracts qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in the Critical Accounting Policies and Estimates section of Exelon’s 2004 Annual Report on Form 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying hedge contracts are recorded in other comprehensive income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings.
      The following detailed presentation of Generation’s trading and non-trading marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers.

      The following table provides detail on changes in Generation’s mark-to-market net liability balance sheet position from January 1, 2005 to June 30, 2005. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings, as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total

Total mark-to-market energy contract net liabilities at January 1, 2005	$(145)
Total change in fair value during 2005 of contracts recorded in earnings	34
Reclassification to realized at settlement of contracts recorded in earnings	16
Reclassification to realized at settlement from OCI	189
Effective portion of changes in fair value — recorded in OCI	(336)
Purchase/sale/disposal of existing contracts or portfolios subject to mark-to-market	(97)

Total mark-to-market energy contract net liabilities at June 30, 2005	$(339)

      The following table details the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

Current assets	$508	$403
Noncurrent assets	330	373

Total mark-to-market energy contract assets	838	776

Current liabilities	(756)	(598)
Noncurrent liabilities	(421)	(323)

Total mark-to-market energy contract liabilities	(1,177)	(921)

Total mark-to-market energy contract net liabilities	$(339)	$(145)

      The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of June 30, 2005 that may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts it holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities Within

						2010 and	Total Fair
(In millions)	2005	2006	2007	2008	2009	Beyond	Value

Normal Operations, qualifying cash-flow hedge contracts(a):
Actively quoted prices	$1	$1	$—	$—	$—	$—	$2
Prices provided by other external sources	(181)	(151)	(37)	(1)	—	—	(370)

Total	$(180)	$(150)	$(37)	$(1)	$—	$—	$(368)

Normal Operations, other derivative contracts(b):
Actively quoted prices	$31	$23	$(6)	$—	$—	$—	$48
Prices provided by other external sources	(10)	(2)	6	—	—	—	(6)
Prices based on model or other valuation methods	(4)	(6)	(3)	—	—	—	(13)

Total	$17	$15	$(3)	$—	$—	$—	$29

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in other comprehensive income.

(b)	Mark-to-market gains and losses on other non-trading and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.
     The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of June 30, 2005. The data in the table give an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, because under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s derivatives. The table also includes a roll forward of accumulated OCI related to cash-flow hedges from January 1, 2005 to June 30, 2005, providing insight into the drivers of the changes (changes in the value of hedges and reclassification from accumulated OCI into earnings). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity,
	Net of Income Tax

	Power Team Normal	Interest-Rate	Total
	Operations and	and Other	Cash-Flow
(In millions)	Hedging Activities	Hedges	Hedges

Accumulated OCI derivative loss at January 1, 2005	$(137)	$(9)	$(146)
Changes in fair value	(204)	2	(202)
Reclassifications from OCI to net income	117	—	117

Accumulated OCI derivative loss at June 30, 2005	$(224)	$(7)	$(231)

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
      The following tables provide information on Generation’s credit exposure, net of collateral, as of June 30, 2005. The tables further delineate that exposure by the credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through Independent System Operators (ISOs) which are discussed below.

	Total			Number Of	Net Exposure Of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating as of June 30, 2005(a)	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure

Investment grade	$162	$35	$127	2	$42
Non-investment grade	17	12	5	—	—
No external ratings
Internally rated — investment grade	16	4	12	—	—
Internally rated — non- investment grade	1	—	1	—	—

Total	$196	$51	$145	2	$42

(a)	This table does not include accounts receivable exposure and forward credit exposure related to Exelon Energy.

	Maturity of Credit Risk Exposure

			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating as of June 30, 2005(a)	2 Years	2-5 Years	5 Years	Collateral

Investment grade	$157	$4	$1	$162
Non-investment grade	17	—	—	17
No external ratings
Internally rated — investment grade	16	—	—	16
Internally rated — non-investment grade	1	—	—	1

Total	$191	$4	$1	$196

(a)	This table does not include accounts receivable exposure and forward credit exposure related to Exelon Energy.
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

Exelon
      Exelon’s consolidated balance sheets included a $496 million net investment in direct financing leases as of June 30, 2005. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1.5 billion, less unearned income of $996 million. The future minimum lease payments are supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.
Interest-Rate Risk (Exelon, ComEd, PECO and Generation)

Variable Rate Debt
      The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. As of June 30, 2005, a hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $0.6 million decrease in Exelon’s pre-tax earnings. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease in pre-tax earnings of less than $1 million at ComEd, PECO and Generation.

Cash-Flow Hedges

ComEd
      In the first six months of 2005, ComEd entered into five forward-starting interest-rate swaps in the aggregate notional amount of $325 million to lock in interest-rate levels in anticipation of a future financing. These forward-starting interest-rate swaps, designated as cash-flow hedges, had an aggregate fair market value of $(35) million based on the present value difference between the contract and market rates at June 30, 2005. If these derivative instruments had been terminated at June 30, 2005, this estimated fair value represents the amount ComEd would pay the counterparties.
      The aggregate fair value of ComEd’s interest-rate swaps designated as cash-flow hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at June 30, 2005 is estimated to be

$65 million in the counterparties’ favor. If these derivative instruments had been terminated at June 30, 2005, this estimated fair value represents the amount ComEd would pay the counterparties.
      The aggregate fair value of ComEd’s interest-rate swaps designated as cash-flow hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at June 30, 2005 is estimated to be $8 million in the counterparties’ favor. If these derivative instruments had been terminated at June 30, 2005, this estimated fair value represents the amount ComEd would pay the counterparties.

PECO and Generation
      At June 30, 2005, PECO and Generation did not have any interest-rate swaps designated as cash-flow hedges.

Fair-Value Hedges

ComEd
      At June 30, 2005, ComEd had interest-rate swaps designated as fair-value hedges in the aggregate notional amount of $240 million. At June 30, 2005, these interest-rate swaps had an aggregate fair market value of $9 million based on the present value difference between the contract and market rates at June 30, 2005. If these derivative instruments had been terminated at June 30, 2005, this estimated fair value represents the amount counterparties would pay ComEd.
      The aggregate fair value of ComEd’s interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point decrease in the spot yield at June 30, 2005 is estimated to be $16 million in ComEd’s favor. If these derivative instruments had been terminated at June 30, 2005, this estimated fair value represents the amount counterparties would pay ComEd.
      The aggregate fair value of ComEd’s interest-rate swaps designated as fair-value hedges that would have resulted from a hypothetical 50 basis point increase in the spot yield at June 30, 2005 is estimated to be $2 million in ComEd’s favor. If these derivative instruments had been terminated at June 30, 2005, this estimated fair value represents the amount counterparties would pay ComEd.

PECO and Generation
      At June 30, 2005, PECO and Generation did not have any interest-rate swaps designated as fair-value hedges.
Equity Price Risk (Exelon and Generation)
      Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of June 30, 2005, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $340 million reduction in the fair value of the trust assets. See Defined Benefit Pension and Other Postretirement Welfare Benefits in the Critical Accounting Estimates section within Exelon’s 2004 Annual Report on 10-K and Form 8-K filed on May 13, 2005 to recast information contained in Exelon’s and Generation’s 2004 Annual Report on Form 10-K for information regarding the pension and other postretirement benefit trust assets.

Item 4.	Controls and Procedures
      During the second quarter of 2005, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
      Accordingly, as of June 30, 2005, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Exelon
      See “PJM Billing Dispute” within the litigation section of Note 13 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

PECO and Generation
      See “Real Estate Tax Appeals” within the litigation section of Note 13 of the Combined Notes to Consolidated Financial Statements for a discussion of legal proceeding developments.

Generation
      Cromby Generating Station. During the second quarter of 2005, Generation entered into a Consent Assessment of Civil Penalty with the Pennsylvania Department of Environmental Protection in the amount of $602,250 based on SO2 emissions in excess of the Clean Air Act Title V Permit limitations at the Cromby Generating Station during 2004. The excess was caused by a problem with the plant’s continuous emissions monitoring software, resulting from an unauthorized and inadvertent modification by a third-party contractor. When the problem was discovered in 2004, it was immediately corrected and did not significantly affect compliance with annual Title IV SO2 allowance surrender requirements. The procedures for the third-party contractor have been revised to prevent such occurrences in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
   (c) Exelon
      The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(a)	Paid per Share	or Programs(b)	or Programs

April 1 – April 30, 2005	8,462	45.88	—	(b	)
May 1 – May 31, 2005	567	46.56	—	(b	)
June 1 – June 30, 2005	2,441	48.36	—	(b	)

Total	11,470	46.44	—	(b	)

(a)	Shares other than those purchased as a part of a publicly announced plan primarily represent restricted shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.

(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The share repurchase program has no specified limit and no specified termination date. No purchases were made pursuant to this program during the quarter covered by this Report.

Item 5.	Other Information
   (a) Exelon
Amendment of Employment Agreement
      On July 22, 2005, Exelon Corporation approved an amendment to its existing employment agreement with John W. Rowe, its Chairman, Chief Executive Officer and President. The purpose of the amendment was to reflect Mr. Rowe’s commitment to remain at Exelon through March 2010 in order to oversee the implementation of the pending merger of Exelon with Public Service Enterprise Group Incorporated and the ensuing operational integration. In addition to reflecting that commitment, the amendment:

•	modifies the severance provisions of the existing agreement to:

•	extend from March 16, 2006 (the “normal retirement date” specified in the existing agreement) to March 16, 2010, the expiration of Mr. Rowe’s ability to terminate his employment and receive “special termination” benefits if Exelon fails to appoint him as Chairman of the Board (other than during E. James Ferland’s term as Chairman), President and CEO;

•	limit any severance payment period with respect to a termination of Mr. Rowe’s employment occurring prior to March 16, 2010 to the shorter of the applicable period specified in the existing agreement or the period remaining until March 16, 2010;

•	require Mr. Rowe to sign a waiver and release of claims in favor of Exelon as a condition to receiving severance benefits upon a termination of his employment; and

•	grant Exelon the ability to terminate Mr. Rowe’s employment on or after March 16, 2010 without triggering severance benefits.

•	modifies a limitation applicable to the supplemental executive retirement plan, or “SERP,” benefit available to Mr. Rowe under the existing agreement upon a termination of his employment. That limitation provides that the SERP benefit is forfeited in the event of a termination of employment for cause. As amended, the forfeiture will be limited, in the event of a termination for cause after the March 16, 2006 “normal retirement date” specified in the existing agreement, to the portion of the benefit that accrues after March 16, 2006.

•	provides that any future award of restricted stock would, to the extent an applicable restriction has not lapsed, be forfeited upon his retirement prior March 16, 2006 or termination of employment for cause, and become vested upon his retirement on or after March 16, 2006 (unless otherwise provided in the grant instrument) or other termination of employment other than for cause.

•	clarifies that upon a retirement or other termination of Mr. Rowe’s employment other than a termination for cause, any previously earned but non-vested performance shares will become vested (consistent with the current terms of Exelon’s performance share program under its long-term incentive plan) and he will receive a target award for the year in which the termination occurs.

•	requires Mr. Rowe, upon his retirement or other termination of employment other than a termination for cause, to provide up to ten hours per week of transition services for six months and thereafter, until the third anniversary of his termination, at Exelon’s request, to provide consulting services, attend a reasonable number of civic, charitable and corporate events, and serve on civic and charitable boards as Exelon’s representative as mutually agreed.

•	requires Exelon to provide office space, a personal secretary and reasonably-requested tax, financial and estate planning services to Mr. Rowe for three years following his retirement or termination of employment other than a termination for cause (or one year following his death).

•	provides that if any payment to Mr. Rowe would be subject to a penalty under new section 409A of the Internal Revenue Code, then Exelon may postpone such payment for up to six months or Mr. Rowe may defer such payment if doing so would avoid the penalty, and otherwise Exelon and Mr. Rowe will negotiate in good faith to modify the amended agreement to comply with section 409A and provide approximately equivalent value.

The economic terms of Mr. Rowe’s existing agreement otherwise were unaffected by the amendment.
      Additional information regarding Mr. Rowe’s existing employment agreement, including the supplemental executive retirement plan benefit, can be found under the heading “Employment Agreements” in Item 11, Executive Compensation of Exelon’s Form 10-K for the year ended December 31, 2004.

Item 6.	Exhibits

2-1	Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 1-01401, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 2-1).

2-2	Agreement and Plan of Merger between Exelon Corporation and Public Service Enterprise Group Incorporated dated as of December 20, 2004 (File No. 1-16169, Form 8-K dated December 21, 2004, Exhibit 2.1).

3-1	Articles of Incorporation of Exelon Corporation (Registration Statement No. 333-37082, Form S-4, Exhibit 3-1).

3-2	Amendment to Articles of Incorporation for Exelon Corporation (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2004, Exhibit 3-1).

3-3	Amended and Restated Bylaws of Exelon Corporation, adopted January 27, 2004 (File No. 1-16169, 2003 Form 10-K, Exhibit 3-2).

3-4	Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-01401, 2000 Form 10-K, Exhibit 3-3).

3-5	Bylaws of PECO Energy Company, adopted February 26, 1990 and amended January 26, 1998 (File No. 1-01401, 1997 Form 10-K, Exhibit 3-2).

3-6	Restated Articles of Incorporation of Commonwealth Edison Company effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock” (File No. 1-1839, 1994 Form 10-K, Exhibit 3-2).

3-7	Bylaws of Commonwealth Edison Company, effective September 2, 1998, as amended through October 20, 2000 (File No. 1-1839, 2000 Form 10-K, Exhibit 3-6).

3-8	Certificate of Formation of Exelon Generation Company, LLC (Registration Statement No. 333-85496, Form S-4, Exhibit 3-1).

3-9	First Amended and Restated Operating Agreement of Exelon Generation Company, LLC executed as of January 1, 2001 (File No. 333-85496, 2003 Form 10-K, Exhibit 3-8).

4-1	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor), (Registration No. 2-2281, Exhibit B-1).

4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

Dated as of	File Reference	Exhibit No.

May 1, 1927	2-2881	B-1(c)
March 1, 1937	2-2881	B-1(g)
December 1, 1941	2-4863	B-1(h)
November 1, 1944	2-5472	B-1(i)
December 1, 1946	2-6821	7-1(j)
September 1, 1957	2-13562	2(b)-17
May 1, 1958	2-14020	2(b)-18
March 1, 1968	2-34051	2(b)-24
March 1, 1981	2-72802	4-46
March 1, 1981	2-72802	4-47
December 1, 1984	1-01401, 1984 Form 10-K	4-2(b)
April 1, 1991	1-01401, 1991 Form 10-K	4(e)-76
December 1, 1991	1-01401, 1991 Form 10-K	4(e)-77
June 1, 1992	1-01401, June 30, 1992 Form 10-Q	4(e)-81
March 1, 1993	1-01401, 1992 Form 10-K	4(e)-86
May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-88

Dated as of	File Reference	Exhibit No.

May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-89
August 15, 1993	1-01401, Form 8-A dated August 19, 1993	4(e)-92
May 1, 1995	1-01401, Form 8-K dated May 24, 1995	4(e)-96
September 15, 2002	1-01401, September 30, 2002 Form 10-Q	4-1
October 1, 2002	1-01401, September 30, 2002 Form 10-Q	4-2
April 15, 2003	0-16844, March 31, 2003 Form 10-Q	4.1
April 15, 2004	0-16844, September 30, 2004 Form 10-Q	4-1-1

4-2	Exelon Corporation Dividend Reinvestment and Stock Purchase Plan (Registration Statement No. 333-84446, Form S-3, Prospectus).

4-3	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Midwest Trust Company, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944. (File No. 2-60201, Form S-7, Exhibit 2-1).

4-3-1	Supplemental Indentures to aforementioned Commonwealth Edison Mortgage.

Dated as of	File Reference	Exhibit No.

August 1, 1946	2-60201, Form S-7	2-1
April 1, 1953	2-60201, Form S-7	2-1
March 31, 1967	2-60201, Form S-7	2-1
April 1, 1967	2-60201, Form S-7	2-1
February 28, 1969	2-60201, Form S-7	2-1
May 29, 1970	2-60201, Form S-7	2-1
June 1, 1971	2-60201, Form S-7	2-1
April 1, 1972	2-60201, Form S-7	2-1
May 31, 1972	2-60201, Form S-7	2-1
June 15, 1973	2-60201, Form S-7	2-1
May 31, 1974	2-60201, Form S-7	2-1
June 13, 1975	2-60201, Form S-7	2-1
May 28, 1976	2-60201, Form S-7	2-1
June 3, 1977	2-60201, Form S-7	2-1
May 17, 1978	2-99665, Form S-3	4-3
August 31, 1978	2-99665, Form S-3	4-3
June 18, 1979	2-99665, Form S-3	4-3
June 20, 1980	2-99665, Form S-3	4-3
April 16, 1981	2-99665, Form S-3	4-3
April 30, 1982	2-99665, Form S-3	4-3
April 15, 1983	2-99665, Form S-3	4-3
April 13, 1984	2-99665, Form S-3	4-3
April 15, 1985	2-99665, Form S-3	4-3
April 15, 1986	33-6879, Form S-3	4-9
June 15, 1990	33-38232, Form S-3	4-12
October 1, 1991	33-40018, Form S-3	4-13
October 15, 1991	33-40018, Form S-3	4-14
May 15, 1992	33-48542, Form S-3	4-14
September 15, 1992	33-53766, Form S-3	4-14
February 1, 1993	1-1839, 1992 Form 10-K	4-14
April 1, 1993	33-64028, Form S-3	4-12

Dated as of	File Reference	Exhibit No.

April 15, 1993	33-64028, Form S-3	4-13
June 15, 1993	1-1839, Form 8-K dated May 21, 1993	4-1
July 15, 1993	1-1839, Form 10-Q for quarter ended June 30, 1993.	4-1
January 15, 1994	1-1839, 1993 Form 10-K	4-15
December 1, 1994	1-1839, 1994 Form 10-K	4-16
June 1, 1996	1-1839, 1996 Form 10-K	4-16
March 1, 2002	1-1839, 2001 Form 10-K	4-4-1
May 20, 2002	1-1839, 2001 Form 10-K	4-4-1
June 1, 2002	1-1839, 2001 Form 10-K	4-4-1
October 7, 2002	1-1839, 2001 Form 10-K	4-4-1
January 13, 2003	1-1839, Form 8-K dated January 22, 2003	4-4
March 14, 2003	1-1839, Form 8-K dated April 7, 2003	4-4
August 13, 2003	1-1839, Form 8-K dated August 25, 2003	4-4
February 15, 2005	1-16169, Form 10-Q for the quarter ended March 31, 2005.	4-3-1

4-3-2	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee (File No. 1-1839, 2001 Form 10-K, Exhibit 4-4-2).

4-3-3	Instrument dated as of January 31, 1996, under the provisions of the Mortgage dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).

4-4	Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes (File No. 1-1839, Form S-3, Exhibit 4-13).

4-4-1	Supplemental Indentures to aforementioned Indenture.

Dated as of	File Reference	Exhibit No.

September 1, 1987	33-32929, Form S-3	4-16
January 1, 1997	1-1839, 1999 Form 10-K	4-21
September 1, 2000	1-1839, 2000 Form 10-K	4-7-3

4-5	Indenture dated June 1, 2001 between Generation and First Union National Bank (now Wachovia Bank, National Association) (Registration Statement No. 333-85496, Form S-4, Exhibit 4.1).

4-6	Indenture dated December 19, 2003 between Generation and Wachovia Bank, National Association (File No. 333-85496, 2003 Form 10-K, Exhibit 4-6).

4-7	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and Wachovia Bank National Association, as Trustee (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.1).

4-8	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and Wachovia Trust Company, National Association, as Trustee, dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.2).

4-9	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, Wachovia Trust Company, National Association, as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.3).

4-10	Indenture dated May 1, 2001 between Exelon and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Trust Company, National Association), as trustee.

4-11	Form of $400,000,000 4.45% senior notes due 2010 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.1).

4-12	Form of $800,000,000 4.90% senior notes due 2015 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.2).

4-13	Form of $500,000,000 5.625% senior notes due 2035 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.3).

10-1	$500 million term loan agreement dated April 1, 2005 among Exelon Corporation, lenders named within the agreement and Dresdner Bank AG, New York and Grand Cayman Branches, as Administrative Agent (File No. 1-16169, Exelon Corporation Form 8-K dated April 1, 2005, Exhibit 99).
10-2	Amended and Restated Employment Agreement by and between Exelon Corporation and John W. Rowe, dated as of July 22, 2005.
      Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed by the following officers for the following companies:

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
      Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed by the following officers for the following companies:

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
EXELON CORPORATION

/s/ John W. Rowe John W. Rowe Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ John F. Young John F. Young Executive Vice President, Finance and Markets (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller (Principal Accounting Officer)	/s/ J. Barry Mitchell J. Barry Mitchell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)
July 26, 2005
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ John L. Skolds John L. Skolds President, Exelon Energy Delivery (Principal Executive Officer)	/s/ J. Barry Mitchell J. Barry Mitchell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller, Exelon (Principal Accounting Officer)	/s/ Frank M. Clark Frank M. Clark President, ComEd
July 26, 2005

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ John L. Skolds John L. Skolds President, Exelon Energy Delivery (Principal Executive Officer)	/s/ J. Barry Mitchell J. Barry Mitchell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Matthew F. Hilzinger Matthew F. Hilzinger Vice President and Corporate Controller, Exelon (Principal Accounting Officer)	/s/ Denis P. O’Brien Denis P. O’Brien President, PECO
July 26, 2005
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EXELON GENERATION COMPANY, LLC

/s/ John L. Skolds John L. Skolds President (Principal Executive Officer)	/s/ J. Barry Mitchell J. Barry Mitchell Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Jon D. Veurink Jon D. Veurink Vice President and Controller (Principal Accounting Officer)
July 26, 2005