Form 10-Q
period 2006-03-31
EXELON CORP; PECO ENERGY CO; EXELON GENERATION CO LLC; COMMONWEALTH EDISON CO
filed 2006-04-26
CIK 1109357, 78100, 1168165, 22606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006

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
      The number of shares outstanding of each registrant’s common stock as of March 31, 2006 was:

Exelon Corporation Common Stock, without par value	668,497,574
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507
Exelon Generation Company, LLC	not applicable
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Exelon Corporation	✓
Commonwealth Edison Company			✓
PECO Energy Company			✓
Exelon Generation Company, LLC			✓
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Exelon Corporation, Commonwealth Edison Company, PECO Energy Company and Exelon Generation Company, LLC     Yes ☐          No ☑.

		Page No.

Item 1A.	Risk Factors	114
	Exelon Corporation	114
	Commonwealth Edison Company	114
	PECO Energy Company	114
	Exelon Generation Company, LLC	114
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	115
	Exelon Corporation	115
Item 6.	Exhibits	116
SIGNATURES		121
	Exelon Corporation	121
	Commonwealth Edison Company	121
	PECO Energy Company	122
	Exelon Generation Company, LLC	122
CERTIFICATION EXHIBITS		123
	Exelon Corporation	123,131
	Commonwealth Edison Company	125,133
	PECO Energy Company	127,135
	Exelon Generation Company, LLC	129,137
First Amendment to Credit Agreement
Second Amendment to Credit Agreement
Third Amendment to Credit Agreement
Certification for Exelon Corporation
Certification for Exelon Corporation
Certification for Commonwealth Edison Company
Certification for Commonwealth Edison Company
Certification for PECO Energy Company
Certification for PECO Energy Company
Certification for Exelon Generation Company, LLC
Certification for Exelon Generation Company, LLC
Certification for Exelon Corporation
Certification for Exelon Corporation
Certification for Commonwealth Edison Company
Certification for Commonwealth Edison Company
Certification for PECO Energy Company
Certification for PECO Energy Company
Certification for Exelon Generation Company, LLC
Certification for Exelon Generation Company, LLC

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
FORWARD-LOOKING STATEMENTS
      Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants’ 2005 Annual Report on Form 10-K: ITEM 1A. Risk Factors, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 8. Financial Statements and Supplementary Data: Exelon — Note 20, ComEd — Note 17, PECO — Note 15 and Generation — Note 17; and (b) other factors discussed herein and in other filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
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
Item 1.     Financial Statements

EXELON CORPORATION
EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended
	March 31,

	2006	2005
(In millions, except per share data)
Operating revenues	$3,861	$3,561
Operating expenses
Purchased power	525	568
Fuel	924	622
Operating and maintenance	1,037	949
Depreciation and amortization	363	319
Taxes other than income	194	172

Total operating expenses	3,043	2,630

Operating income	818	931

Other income and deductions
Interest expense	(153)	(106)
Interest expense to affiliates	(71)	(84)
Distributions on preferred securities of subsidiaries	(1)	(1)
Equity in losses of unconsolidated affiliates	(39)	(36)
Other, net	46	30

Total other income and deductions	(218)	(197)

Income from continuing operations before income taxes	600	734
Income taxes	201	227

Income from continuing operations	399	507

Discontinued operations
Income (loss) from discontinued operations (net of taxes of $0 and $(1) for the three months ended March 31, 2006 and 2005, respectively)	1	(1)
Gain on disposal of discontinued operations (net of taxes of $4 for the three months ended March 31, 2005)	—	15

Income from discontinued operations	1	14

Net income	400	521

Other comprehensive income, net of income taxes
Minimum pension liability	—	2
Change in unrealized gain (loss) on cash-flow hedges	92	(101)
Unrealized gain (loss) on marketable securities	28	(15)
Foreign currency translation adjustment	—	(1)

Other comprehensive income (loss)	120	(115)

Comprehensive income	$520	$406

Average shares of common stock outstanding
Basic	669	666

Diluted	675	675

Earnings per average common share — Basic:
Income from continuing operations	$0.60	$0.76
Income from discontinued operations	—	0.02

Net income	$0.60	$0.78

Earnings per average common share — Diluted:
Income from continuing operations	$0.59	$0.75
Income from discontinued operations	—	0.02

Net income	$0.59	$0.77

Dividends per common share	$0.40	$0.40

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,

	2006	2005
(In millions)
Cash flows from operating activities
Net income	$400	$521
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion, including nuclear fuel	524	478
Deferred income taxes and amortization of investment tax credits	(35)	634
Provision for uncollectible accounts	25	12
Equity in losses of unconsolidated affiliates	39	36
Gain on sales of investments and wholly owned subsidiaries	—	(19)
Other decommissioning-related activities	(6)	(13)
Other non-cash operating activities	47	(3)
Changes in assets and liabilities
Accounts receivable	253	101
Inventories	65	74
Other current assets	(139)	(180)
Accounts payable, accrued expenses and other current liabilities	(454)	(228)
Counterparty collateral asset	146	(22)
Counterparty collateral liability	(41)	(1)
Income taxes	35	(344)
Net realized and unrealized mark-to-market and hedging transactions	21	(83)
Pension and non-pension postretirement benefits obligation	56	(1,962)
Other noncurrent assets and liabilities	(88)	(10)

Net cash flows provided by (used in) operating activities	848	(1,009)

Cash flows from investing activities
Capital expenditures	(613)	(489)
Proceeds from nuclear decommissioning trust fund sales	932	782
Investment in nuclear decommissioning trust funds	(1,000)	(834)
Acquisitions of businesses, net of cash acquired	—	(97)
Proceeds from sales of investments and wholly owned subsidiaries, net of $32 of cash sold during the three months ended March 31, 2005	—	103
Investments in synthetic fuel-producing facilities	(33)	(28)
Change in restricted cash	5	(8)
Other investing activities	(4)	5

Net cash flows used in investing activities	(713)	(566)

Cash flows from financing activities
Issuance of long-term debt	320	91
Retirement of long-term debt	(16)	(111)
Retirement of long-term debt to financing affiliates	(215)	(205)
Change in other short-term debt	30	1,836
Dividends paid on common stock	(267)	(267)
Proceeds from employee stock plans	81	103
Purchase of treasury stock	(54)	(8)
Other financing activities	20	(3)

Net cash flows provided by (used in) financing activities	(101)	1,436

Increase (decrease) in cash and cash equivalents	34	(139)
Cash and cash equivalents at beginning of period	140	499

Cash and cash equivalents at end of period	$174	$360

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$174	$140
Restricted cash and investments	44	49
Accounts receivable, net
Customer	1,606	1,858
Other	292	337
Mark-to-market derivative assets	637	916
Inventories, at average cost
Fossil fuel	248	311
Materials and supplies	357	351
Deferred income taxes	96	80
Other	583	595

Total current assets	4,037	4,637

Property, plant and equipment, net	22,295	21,981
Deferred debits and other assets
Regulatory assets	4,235	4,386
Nuclear decommissioning trust funds	5,832	5,585
Investments	815	813
Goodwill	3,475	3,475
Mark-to-market derivative assets	369	311
Prepaid pension asset	373	377
Other	863	824

Total deferred debits and other assets	15,962	15,771

Total assets	$42,294	$42,389

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Commercial paper and notes payable	$1,320	$1,290
Long-term debt due within one year	408	407
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	702	507
Accounts payable	1,153	1,467
Mark-to-market derivative liabilities	953	1,282
Accrued expenses	845	1,005
Other	879	605

Total current liabilities	6,260	6,563

Long-term debt	8,064	7,759
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	3,045	3,456
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes	4,908	4,816
Unamortized investment tax credits	259	262
Asset retirement obligations	4,220	4,157
Pension obligations	285	268
Non-pension postretirement benefits obligations	1,049	1,014
Spent nuclear fuel obligation	915	906
Regulatory liabilities	2,268	2,170
Mark-to-market derivative liabilities	437	462
Other	767	798

Total deferred credits and other liabilities	15,108	14,853

Total liabilities	33,022	33,176

Commitments and contingencies
Minority interest of consolidated subsidiaries	—	1
Preferred securities of subsidiaries	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 668.5 and 666.4 shares outstanding at March 31, 2006 and December 31, 2005, respectively)	8,119	7,987
Treasury stock, at cost (10.4 and 9.4 shares held at March 31, 2006 and December 31, 2005, respectively)	(498)	(444)
Retained earnings	3,068	3,206
Accumulated other comprehensive loss	(1,504)	(1,624)

Total shareholders’ equity	9,185	9,125

Total liabilities and shareholders’ equity	$42,294	$42,389

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other	Total
	Issued	Common	Treasury	Retained	Comprehensive	Shareholders’
(Dollars in millions,	Shares	Stock	Stock	Earnings	Loss	Equity
shares in thousands)
Balance, December 31, 2005	675.8	$7,987	$(444)	$3,206	$(1,624)	$9,125
Net income	—	—	—	400	—	400
Long-term incentive plan activity	3.1	132	—	—	—	132
Common stock purchases	—	—	(54)	—	—	(54)
Common stock dividends declared	—	—	—	(538)	—	(538)
Other comprehensive income, net of income taxes of $102	—	—	—	—	120	120

Balance, March 31, 2006	678.9	$8,119	$(498)	$3,068	$(1,504)	$9,185

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,

	2006	2005
(In millions)
Operating revenues
Operating revenues	$1,423	$1,383
Operating revenues from affiliates	3	3

Total operating revenues	1,426	1,386

Operating expenses
Purchased power	91	67
Purchased power from affiliate	771	753
Operating and maintenance	164	159
Operating and maintenance from affiliates	52	44
Depreciation and amortization	98	97
Taxes other than income	81	78

Total operating expenses	1,257	1,198

Operating income	169	188

Other income and deductions
Interest expense	(56)	(49)
Interest expense to affiliates	(20)	(25)
Equity in losses of unconsolidated affiliates	(3)	(4)
Interest income from affiliates	—	2
Other, net	1	4

Total other income and deductions	(78)	(72)

Income before income taxes	91	116
Income taxes	37	46

Net income	54	70

Other comprehensive loss, net of income taxes
Change in unrealized loss on cash-flow hedges	—	(2)

Other comprehensive loss	—	(2)

Comprehensive income	$54	$68

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2006	2005
(In millions)
Cash flows from operating activities
Net income	$54	$70
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	98	97
Deferred income taxes and amortization of investment tax credits	(8)	257
Provision for uncollectible accounts	4	6
Equity in losses of unconsolidated affiliates	3	4
Other non-cash operating activities	11	11
Changes in assets and liabilities
Accounts receivable	58	18
Inventories	(3)	(1)
Other current assets	(7)	(4)
Accounts payable, accrued expenses and other current liabilities	(25)	(43)
Changes in receivables and payables to affiliates	27	47
Income taxes	59	(211)
Net realized and unrealized mark-to-market and hedging transactions	10	—
Pension and non-pension postretirement benefits obligation	17	(785)
Other noncurrent assets and liabilities	(1)	(9)

Net cash flows provided by (used in) operating activities	297	(543)

Cash flows from investing activities
Capital expenditures	(234)	(184)
Changes in Exelon intercompany money pool contributions	—	207
Change in restricted cash	(2)	(2)

Net cash flows provided by (used in) investing activities	(236)	21

Cash flows from financing activities
Changes in short-term debt	(151)	—
Issuance of long-term debt	320	91
Retirement of long-term debt	—	(91)
Retirement of Exelon intercompany money pool borrowings	(140)	—
Retirement of long-term debt to ComEd Transitional Funding Trust	(89)	(97)
Dividends paid on common stock	—	(138)
Contributions from parent	—	834
Other financing activities	(3)	(2)

Net cash flows provided by (used in) financing activities	(63)	597

Increase (decrease) in cash and cash equivalents	(2)	75
Cash and cash equivalents at beginning of period	38	30

Cash and cash equivalents at end of period	$36	$105

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$36	$38
Restricted cash	2	—
Accounts receivable, net
Customer	717	806
Other	43	46
Inventories, at average cost	53	50
Deferred income taxes	15	13
Receivables from affiliates	15	37
Other	41	34

Total current assets	922	1,024

Property, plant and equipment, net	10,054	9,906
Deferred debits and other assets
Investments	42	41
Investments in affiliates	31	34
Goodwill	3,475	3,475
Receivables from affiliates	1,530	1,447
Prepaid pension asset	932	938
Other	352	346

Total deferred debits and other assets	6,362	6,281

Total assets	$17,338	$17,211

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$328	$328
Long-term debt to ComEd Transitional Funding Trust due within one year	306	307
Accounts payable	206	223
Accrued expenses	432	417
Payables to affiliates	284	278
Commercial paper	308	459
Borrowing from Exelon intercompany money pool	—	140
Customer deposits	114	110
Other	60	46

Total current liabilities	2,038	2,308

Long-term debt	2,822	2,500
Long-term debt to ComEd Transitional Funding Trust	592	680
Long-term debt to other financing trusts	361	361
Deferred credits and other liabilities
Deferred income taxes	2,143	2,147
Unamortized investment tax credits	42	43
Asset retirement obligations	153	151
Non-pension postretirement benefits obligation	186	175
Regulatory liabilities	2,268	2,170
Other	282	280

Total deferred credits and other liabilities	5,074	4,966

Total liabilities	10,887	10,815

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,890	4,890
Retained deficit	(26)	(81)
Accumulated other comprehensive loss	(1)	(1)

Total shareholders’ equity	6,451	6,396

Total liabilities and shareholders’ equity	$17,338	$17,211

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
		Other	Retained	Retained	Other	Total
	Common	Paid-In	Earnings	Earnings	Comprehensive	Shareholders’
(In millions)	Stock	Capital	Unappropriated	Appropriated	Loss	Equity

Balance, December 31, 2005	$1,588	$4,890	$(1,180)	$1,099	$(1)	$6,396
Net income	—	—	54	—	—	54
Appropriation of Retained Earnings for future dividends	—	—	(54)	55	—	1
Other comprehensive income, net of income taxes of $0	—	—	—	—	—	—

Balance, March 31, 2006	$1,588	$4,890	$(1,180)	$1,154	$(1)	$6,451

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,

	2006	2005
(In millions)
Operating revenues
Operating revenues	$1,403	$1,291
Operating revenues from affiliates	4	4

Total operating revenues	1,407	1,295

Operating expenses
Purchased power	71	51
Purchased power from affiliate	416	381
Fuel	326	264
Fuel from affiliate	—	1
Operating and maintenance	117	109
Operating and maintenance from affiliates	31	25
Depreciation and amortization	171	136
Taxes other than income	65	54

Total operating expenses	1,197	1,021

Operating income	210	274

Other income and deductions
Interest expense	(18)	(13)
Interest expense to affiliates	(51)	(59)
Equity in losses of unconsolidated affiliates	(3)	(4)
Interest income from affiliates	—	1
Other, net	3	1

Total other income and deductions	(69)	(74)

Income before income taxes	141	200
Income taxes	48	71

Net income	93	129
Preferred stock dividends	1	1

Net income on common stock	$92	$128

Comprehensive income, net of income taxes
Net income	$93	$129
Other comprehensive loss, net of income taxes	—	—

Comprehensive income	$93	$129

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2006	2005
(In millions)
Cash flows from operating activities
Net income	$93	$129
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	171	136
Deferred income taxes and amortization of investment tax credits	(70)	(19)
Provision for uncollectible accounts	19	6
Equity in losses of unconsolidated affiliates	3	4
Other non-cash operating activities	4	(3)
Changes in assets and liabilities
Accounts receivable	(3)	(20)
Inventories	44	74
Deferred/ over-recovered energy costs	50	27
Prepaid utility taxes	(139)	(149)
Other current assets	—	4
Accounts payable, accrued expenses and other current liabilities	(68)	(67)
Change in receivables and payables to affiliates, net	7	10
Income taxes	136	82
Pension asset and non-pension postretirement benefits obligation	5	(141)
Other noncurrent assets and liabilities	(5)	(1)

Net cash flows provided by operating activities	247	72

Cash flows from investing activities
Capital expenditures	(90)	(56)
Changes in Exelon intercompany money pool contributions	8	34
Change in restricted cash	(1)	(4)
Other investing activities	(1)	3

Net cash flows used in investing activities	(84)	(23)

Cash flows from financing activities
Retirement of long-term debt	—	(4)
Retirement of long-term debt to PECO Energy Transition Trust	(126)	(108)
Change in short-term debt	87	36
Dividends paid on common and preferred stock	(117)	(116)
Contributions from parent	36	144

Net cash flows used in financing activities	(120)	(48)

Increase in cash and cash equivalents	43	1
Cash and cash equivalents at beginning of period	37	74

Cash and cash equivalents at end of period	$80	$75

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$80	$37
Restricted cash	3	2
Accounts receivable, net
Customer	436	454
Other	29	57
Affiliate	—	13
Inventories, at average cost
Gas	107	151
Materials and supplies	11	11
Contributions to Exelon intercompany money pool	—	8
Deferred income taxes	21	7
Deferred energy costs	—	39
Prepaid utility taxes	139	—
Other	17	16

Total current assets	843	795

Property, plant and equipment, net	4,520	4,471
Deferred debits and other assets
Regulatory assets	4,235	4,386
Investments	23	22
Investment in affiliates	71	73
Receivable from affiliate	88	68
Prepaid pension asset	195	195
Other	8	8

Total deferred debits and other assets	4,620	4,752

Total assets	$9,983	$10,018

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Commercial paper	$307	$220
Long-term debt to PECO Energy Transition Trust due within one year	396	199
Accounts payable	128	182
Accrued expenses	177	92
Payables to affiliates	172	178
Customer deposits	57	54
Over-recovered energy costs	11	—
Other	9	11

Total current liabilities	1,257	936

Long-term debt	1,183	1,183
Long-term debt to PECO Energy Transition Trust	2,453	2,776
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes	2,728	2,781
Unamortized investment tax credits	16	17
Asset retirement obligations	21	20
Non-pension postretirement benefits obligation	283	278
Other	142	139

Total deferred credits and other liabilities	3,190	3,235

Total liabilities	8,267	8,314

Commitments and contingencies
Shareholders’ equity
Common stock	2,193	2,193
Preferred stock	87	87
Receivable from parent	(1,196)	(1,232)
Retained earnings	625	649
Accumulated other comprehensive income	7	7

Total shareholders’ equity	1,716	1,704

Total liabilities and shareholders’ equity	$9,983	$10,018

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Receivable		Other	Total
	Common	Preferred	from	Retained	Comprehensive	Shareholders’
	Stock	Stock	Parent	Earnings	Income	Equity
(In millions)
Balance, December 31, 2005	$2,193	$87	$(1,232)	$649	$7	$1,704
Net income	—	—	—	93	—	93
Common stock dividends	—	—	—	(116)	—	(116)
Preferred stock dividends	—	—	—	(1)	—	(1)
Repayment of receivable from parent	—	—	36	—	—	36
Other comprehensive loss, net of income taxes of $(1)	—	—	—	—	—	—

Balance, March 31, 2006	$2,193	$87	$(1,196)	$625	$7	$1,716

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,

(In millions)	2006	2005

Operating revenues
Operating revenues	$1,032	$885
Operating revenues from affiliates	1,188	1,135

Total operating revenues	2,220	2,020

Operating expenses
Purchased power	363	450
Fuel	611	358
Operating and maintenance	593	541
Operating and maintenance from affiliates	75	68
Depreciation and amortization	67	62
Taxes other than income	43	35

Total operating expenses	1,752	1,514

Operating income	468	506

Other income and deductions
Interest expense	(42)	(27)
Interest expense to affiliates	(1)	(2)
Equity in losses of unconsolidated affiliates	(3)	—
Other, net	7	18

Total other income and deductions	(39)	(11)

Income from continuing operations before income taxes	429	495
Income taxes	161	191

Income from continuing operations	268	304
Gain on disposal of discontinued operations (net of taxes of $5 for the three months ended March 31, 2005)	—	16

Net income	268	320

Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on cash-flow hedges	92	(124)
Unrealized gain (loss) on marketable securities	28	(15)

Other comprehensive income (loss)	120	(139)

Comprehensive income	$388	$181

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three
	Months Ended
	March 31,

(In millions)	2006	2005

Cash flows from operating activities
Net income	$268	$320
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion, including nuclear fuel	226	220
Deferred income taxes and amortization of investment tax credits	(1)	363
Equity in losses of unconsolidated affiliates	3	—
Gain on sale of investments	—	(21)
Net realized (gains) losses on nuclear decommissioning trust funds	2	(1)
Other decommissioning-related activities	(6)	(5)
Other non-cash operating activities	40	(7)
Changes in assets and liabilities
Accounts receivable	150	59
Receivables and payables to affiliates, net	60	(58)
Inventories	24	4
Other current assets	(24)	(30)
Accounts payable, accrued expenses and other current liabilities	(307)	(57)
Counterparty collateral asset	146	(22)
Counterparty collateral liability	(41)	(1)
Income taxes	85	(66)
Net realized and unrealized mark-to-market and hedging transactions	23	(77)
Pension and non-pension postretirement benefits obligation	26	(855)
Other noncurrent assets and liabilities	(72)	(4)

Net cash flows provided by (used in) operating activities	602	(238)

Cash flows from investing activities
Capital expenditures	(286)	(247)
Proceeds from nuclear decommissioning trust fund sales	932	782
Investment in nuclear decommissioning trust funds	(1,000)	(834)
Acquisitions of businesses, net of cash acquired	—	(97)
Proceeds from sales of wholly owned subsidiaries, net of $32 of cash sold during the three months ended March 31, 2005	—	103
Change in restricted cash	1	(2)
Other investing activities	(1)	(3)

Net cash flows used in investing activities	(354)	(298)

Cash flows from financing activities
Retirement of long-term debt	—	(1)
Changes in Exelon intercompany money pool borrowings	(88)	(246)
Distribution to member	(165)	(239)
Contribution from member	—	843
Other financing activities	2	—

Net cash flows provided by (used in) financing activities	(251)	357

Decrease in cash and cash equivalents	(3)	(179)
Cash and cash equivalents at beginning of period	34	263

Cash and cash equivalents at end of period	$31	$84

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$31	$34
Restricted cash and investments	2	3
Accounts receivable, net
Customer	446	585
Other	85	109
Mark-to-market derivative assets	637	916
Receivable from affiliates	405	411
Inventories, at average cost
Fossil fuel	141	160
Materials and supplies	293	290
Deferred income taxes	39	35
Prepayments and other current assets	364	497

Total current assets	2,443	3,040

Property, plant and equipment, net	7,586	7,464
Deferred debits and other assets
Nuclear decommissioning trust funds	5,832	5,585
Investments	120	120
Mark-to-market derivative assets	331	286
Prepaid pension asset	1,007	1,013
Other	256	216

Total deferred debits and other assets	7,546	7,220

Total assets	$17,575	$17,724

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
(In millions)
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Long-term debt due within one year	$12	$12
Accounts payable	728	954
Mark-to-market derivative liabilities	947	1,282
Payables to affiliates	58	4
Borrowings from Exelon intercompany money pool	4	92
Commercial paper	313	311
Accrued expenses	411	415
Other	314	330

Total current liabilities	2,787	3,400

Long-term debt	1,788	1,788
Deferred credits and other liabilities
Asset retirement obligations	4,047	3,986
Pension obligation	17	13
Non-pension postretirement benefits obligations	556	541
Spent nuclear fuel obligation	915	906
Deferred income taxes	773	663
Unamortized investment tax credits	200	202
Payables to affiliates	1,605	1,503
Mark-to-market derivative liabilities	432	460
Other	251	280

Total deferred credits and other liabilities	8,796	8,554

Total liabilities	13,371	13,742

Commitments and contingencies
Minority interest of consolidated subsidiary	1	2
Member’s equity
Membership interest	3,220	3,220
Undistributed earnings	1,105	1,002
Accumulated other comprehensive loss	(122)	(242)

Total member’s equity	4,203	3,980

Total liabilities and member’s equity	$17,575	$17,724

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Membership	Undistributed	Comprehensive	Member’s
(In millions)	Interest	Earnings	Income (Loss)	Equity

Balance, December 31, 2005	$3,220	$1,002	$(242)	$3,980
Net income	—	268	—	268
Distribution to member	—	(165)	—	(165)
Other comprehensive income, net of income taxes of $102	—	—	120	120

Balance, March 31, 2006	$3,220	$1,105	$(122)	$4,203

See the Combined Notes to Consolidated Financial Statements

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
      Exelon’s consolidated financial statements include the accounts of entities in which it has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and its proportionate interests in jointly owned electric utility plants, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies Exelon or one of its subsidiaries as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost method of accounting.
      Exelon owns 100% of all significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and Southeast Chicago Energy Project, LLC (SCEP), of which Exelon owns 72%. Exelon has reflected the third-party interests in ComEd as minority interest in its consolidated financial statements. See Note 7 — Debt and Credit Agreements for further discussion of SCEP.
      The accompanying consolidated financial statements as of March 31, 2006 and 2005 and for the three months then ended are unaudited but, in the opinion of the management of each of Exelon, ComEd, PECO and Generation (collectively, the Registrants), include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2005 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements do not include all disclosures required by GAAP. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders’ or Member’s equity. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd, PECO and Generation included in ITEM 8 of their 2005 Annual Report on Form 10-K.

2.	Discontinued Operations (Exelon and Generation)
      As discussed in Note 4 — Acquisitions and Dispositions, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc. (Sithe). In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises). As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three months ended March 31, 2005 within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Income

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Comprehensive Income. Results for the three months ended March 31, 2005 related to these entities were as follows:

Three Months Ended March 31, 2005	Sithe(a)		Enterprises(b)	Total

Total operating revenues	$30		$4	$34
Operating income (loss)	5		(2)	3
Income before income taxes	20	(c)	(4)	16

(a)	Includes Sithe’s results of operations from January 1, 2005 through January 31, 2005, which was the date of the sale. See Note 4 — Acquisitions and Dispositions for further information regarding the sale of Sithe.

(b)	Excludes certain investments.

(c)	Sithe includes a pre-tax gain on sale of $21 million.
     During the three months ended March 31, 2006, Exelon’s Consolidated Statement of Income and Comprehensive Income included $1 million of income from discontinued operations related to Enterprises. There were no discontinued operations related to Sithe during the three months ended March 31, 2006.

3.	New Accounting Pronouncements (Exelon, ComEd, PECO and Generation)

SFAS No. 123-R
      Exelon grants stock-based awards through its Long-Term Incentive Plans (LTIPs), which primarily include stock options and performance share awards. Prior to January 1, 2006, Exelon accounted for these stock-based awards under the intrinsic value method of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). This method under APB No. 25 resulted in no expense being recorded for stock option grants in 2005. On January 1, 2006, Exelon adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes APB No. 25. SFAS No. 123-R requires that compensation cost relating to stock-based payment transactions be recognized in the financial statements. That cost is measured on the fair value of the equity or liability instruments issued. SFAS No. 123-R applies to all of Exelon’s outstanding unvested stock-based payment awards as of January 1, 2006 and all prospective awards using the modified prospective transition method without restatement of prior periods. At March 31, 2006, there were approximately 28.1 million shares remaining for issuance under the LTIPs.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Income and Comprehensive Income during the three months ended March 31, 2006 and 2005:

	Three Months
	Ended
	March 31,

Components of Stock-based Compensation Expense	2006	2005

Stock options	$17	$—
Performance shares	21	11
Other stock-based awards	1	1

Total stock-based compensation included in operating and maintenance expense	$39	$12

Income tax benefit	(15)	(5)

Total after-tax stock-based compensation expense	$24	$7

      ComEd, PECO and Generation had stock-based compensation expense of $10 million, $5 million and $22 million, respectively, during the three months ended March 31, 2006 and $2 million, $1 million and $8 million, respectively, during the three months ended March 31, 2005.

Stock Options
      Non-qualified stock options to purchase shares of Exelon’s common stock are granted under the LTIPs. As a result of adopting SFAS No. 123-R, Exelon expensed $17 million of stock options during the three months ended March 31, 2006.
      The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Options granted under the LTIPs generally become exercisable upon a specified vesting date. Shares subject to options are typically issued from authorized but unissued common stock shares. All options expire 10 years from the date of grant. The vesting period of options outstanding as of March 31, 2006 generally ranged from 3 years to 4 years. The value of stock options at the date of grant is either amortized through expense over the requisite service period using the straight-line method or capitalized. For options granted to retirement eligible employees, the value of the option is recognized immediately on the date of grant. There were no significant capitalized stock-based compensation costs at March 31, 2006 and 2005.
      The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions used for grants for the three months ended March 31, 2006 and 2005, respectively:

	Three Months
	Ended
	March 31,

	2006	2005

Dividend yield	3.2%	3.6%
Expected volatility	25.5%	18.1%
Risk-free interest rate	4.27%	3.83%
Expected life (years)	6.25	6.25
      The dividend yield is based on several factors, including Exelon’s most recent dividend payment at the grant date and the average stock price over the previous twelve months. Expected volatility is based on implied

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
volatilities of traded stock options in Exelon’s common stock and historical volatility over the estimated expected life of the options. The risk-free interest rate for a security with a term equal to the expected life is based on a yield curve constructed from U.S. Treasury strips at the time of grant. The expected life represents the period of time the options are expected to be outstanding and is based on the simplified model. Additionally, Exelon uses historical data to estimate employee forfeitures. Exelon reviews the actual and estimated forfeitures and records an adjustment if necessary.
      Utilizing the Black-Scholes-Merton option-pricing model and the assumptions discussed above, the weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $13.22 and $6.33, respectively.
      Information with respect to the stock options at March 31, 2006 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	(per share)	Life	Value

Balance at December 31, 2005	21,674,270	$31.23
Options granted/assumed	4,067,995	58.55
Options exercised	(2,599,923)	29.62
Options forfeited/cancelled	(85,205)	39.28

Balance at March 31, 2006	23,057,137	36.20	7.25	$385,022,603

Exercisable at March 31, 2006(a)	11,843,040	30.04	5.95	270,736,274

(a)	Includes options issued to retirement-eligible employees.
     Intrinsic value for stock-based instruments is defined as the difference between the current market value and the exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $70 million and $78 million, respectively.
      During the three months ended March 31, 2006 and 2005, cash received from stock options exercised was $77 million and $100 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised was $28 million and $31 million, respectively. SFAS No. 123-R requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised (excess tax benefits) to be classified as financing cash flows. There was $21 million of excess tax benefits included as a cash inflow in other financing activities of Exelon’s March 31, 2006 Consolidated Statement of Cash Flow. Prior to the adoption of SFAS No. 123-R, Exelon presented these benefits as operating cash flows in the Consolidated Statement of Cash Flows.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes Exelon’s nonvested stock option activity for the three months ended March 31, 2006:

		Weighted
		Average
		Exercise
		Price
	Shares	(per share)

Nonvested at December 31, 2005	12,000,284	$35.42
Granted	4,067,995	58.55
Vested	(4,770,177)	37.83
Forfeited	(84,005)	39.55

Nonvested at March 31, 2006	11,214,097	42.71

      As of March 31, 2006, $68 million of total unrecognized compensation costs related to nonvested stock options are expected to be recognized over the weighted-average period of 3 years. The total grant date fair value of options vested during the three months ended March 31, 2006 and 2005 was $19 million and $6 million, respectively.

Performance Share Awards
      In addition to the stock options discussed above, Exelon grants performance share awards under the LTIPs. During the three months ended March 31, 2006 and 2005, Exelon granted performance share awards of 1,099,723 and 739,633 shares, respectively, which generally will vest and settle over a three-year period. The payout of performance shares granted in the first quarter of 2006 will be based on market conditions, specifically on how Exelon’s stock performs relative to certain stock market indices. The payout of performance shares granted in the first quarter of 2005 was based on market conditions in addition to certain performance conditions based upon internal cash flow and cost metrics. As a result of adopting SFAS No. 123-R, Exelon now recognizes ratably throughout the year of grant the entire compensation cost of new common stock awards in which retirement-eligible employees are fully vested in the year of grant (non-substantive vesting approach). Prior to the adoption of SFAS No. 123-R on January 1, 2006, such compensation cost was recognized over the nominal vesting period of performance with any remaining compensation cost recognized at the date of retirement. The impact of using this approach related to performance share awards was $2 million during the three months ended March 31, 2006. For non retirement-eligible employees, compensation costs related to performance share awards subject to market conditions are accrued and expensed over the vesting period of three years using the graded vesting method, whereby a significant portion of the overall cost is recognized in the year of grant. Exelon recognized total stock-based compensation expense (pre-tax) of $21 million and $11 million related to the performance share awards for the three months ended March 31, 2006 and 2005, respectively.
      The holders of the performance share awards will be paid shares of common stock and/or cash annually during the vesting period of 3 years. The combination of common stock and/or cash is based on certain stock ownership requirements. Cash-settled common stock awards are recorded at their then current fair value at the end of each reporting period through the end of the vesting period. At March 31, 2006 and December 2005, Exelon had an obligation of $32 million and $100 million, respectively, related to outstanding awards not yet settled.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each performance share award granted in the first quarter of 2006 was estimated using historical data for the previous two plan years and a Monte Carlo simulation model for the current plan year, which requires assumptions regarding Exelon’s total shareholder return relative to certain stock market indices and the stock beta and volatility of Exelon’s common stock and all stocks represented in these indices. Expected volatility is based on historical information. Additionally, Exelon uses historical data to estimate employee forfeitures, which are compared to actual forfeitures on a quarterly basis and adjusted if necessary.

Other Stock-Based Awards
      Exelon also issues common stock through an employee stock purchase plan and through restricted stock units and accounts for these awards in accordance with SFAS No. 123-R. The compensation cost of these types of issuances were immaterial during the three months ended March 31, 2006 and 2005.

2005 Pro Forma Information
      The table below shows the effect on Exelon’s net income and earnings per share had Exelon elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three months ended March 31, 2005:

Three Months
Ended
March 31, 2005

Net income — as reported	$521
Add: Stock-based compensation expense included in reported net income, net of income taxes	7
Deduct: Total stock-based compensation expense determined under fair-value method for all awards, net of income taxes(a)	(11)

Pro forma net income	$517

Earnings per share:
Basic — as reported	$0.78
Basic — pro forma	$0.78
Diluted — as reported	$0.77
Diluted — pro forma	$0.77

(a)	The fair value of options granted was estimated using a Black-Scholes-Merton option-pricing model.
     Had Exelon recognized the entire compensation cost of its stock-based awards in which retirement-eligible employees were fully vested upon issuance for stock options, and in the first year for performance share awards (non-substantive vesting approach), as now required under SFAS No. 123-R, stock-based compensation expense would have been $5 million higher after taxes than reflected in the table above for the three months ended March 31, 2005. This pro forma amount of $5 million was calculated as if SFAS No. 123-R had always been implemented. However, at the time of adoption on January 1, 2006, the compensation cost of stock-based awards issued to retirement eligible employees was recognized using the non-substantive vesting approach prospectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     SFAS No. 151
      In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard did not have a material impact on the Registrants in the first quarter of 2006.
     SFAS No. 154
      In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS No. 154 was effective as of January 1, 2006 and the adoption of this standard did not have any impact on the Registrants in the first quarter of 2006.
     EITF 04-13
      In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value. EITF 04-13 will be effective as of April 1, 2006 for the Registrants. The provisions of EITF 04-13 are applied prospectively. The impact on the Registrants in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs.
     SFAS No. 155
      In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 will be effective for the Registrants as of January 1, 2007 and the Registrants are currently assessing the impact that SFAS No. 155 may have on their financial statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     SFAS No. 156
      In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets, amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 primarily requires companies to initially record separately recognized servicing rights at fair value, allows companies to choose between two measurement methods and provides additional disclosure requirements. SFAS No. 156 will be effective for the Registrants as of January 1, 2007 and the Registrants are currently assessing the impact that SFAS No. 156 may have on their financial statements.
     FSP No. FIN 46(R)-6
      In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 will be effective for the Registrants on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on the Registrants in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs.

4.	Acquisitions and Dispositions (Exelon and Generation)
     Proposed Merger with PSEG (Exelon)
      On December 20, 2004, Exelon entered into an Agreement and Plan of Merger (Merger Agreement) with Public Service Enterprise Group Incorporated (PSEG), a public utility holding company primarily located and serving customers in New Jersey, whereby PSEG will be merged with and into Exelon (Merger). PSEG shareholders approved the Merger on July 19, 2005. Exelon shareholders approved the issuance of Exelon shares pursuant to the Merger on July 22, 2005. Under the Merger Agreement, each share of PSEG common stock will be converted into 1.225 shares of Exelon common stock.
      As of April 25, 2006, all material regulatory approvals or reviews necessary to complete the Merger have been completed with the exception of the approval from the New Jersey Board of Public Utilities (NJBPU) and the United States Nuclear Regulatory Commission and the review by the United States Department of Justice. Hearings before the administrative law judge in the NJBPU proceedings were completed on March 31, 2006, and settlement discussions are expected to resume soon. Exelon currently expects that all regulatory actions required for the Merger will be completed in the third quarter of 2006.
      Upon completion of the Merger, the generation business of PSEG known as PSEG Power will be merged with and into Generation, which will succeed to all the assets and liabilities of PSEG Power, and PSEG Power will cease to exist.
      Exelon has capitalized certain external costs associated with the Merger since the execution of the Merger Agreement on December 20, 2004. Total capitalized costs of $48 million and $46 million are included in deferred debits and other assets on Exelon’s Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for additional information regarding the Merger.
     Sithe (Exelon and Generation)
      On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s (Reservoir) 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy).
      In connection with the sale, Exelon recorded $55 million of liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. Generation issued certain guarantees associated with income tax indemnifications to Dynegy in connection with the sale that were valued at approximately $8 million (included in the $55 million accrual discussed above), of which, $3 million has been unwound as of March 31, 2006. These guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (FIN 45). The exposures covered by these indemnities are anticipated to expire in 2006 and beyond. These liabilities were taken into account in the determination of the net gain on the sale of $21 million (before income taxes), which was adjusted to $24 million (before income taxes) in the third quarter of 2005. As of March 31, 2006, Exelon’s accrued liabilities related to these indemnifications and guarantees were $43 million, including $5 million related to income tax indemnifications. The net decrease for the accrual initially established resulted from the unwinding of certain guarantees and tax indemnifications that were associated with the sale transaction. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at March 31, 2006.
      Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2005 included the following financial results related to Sithe, which were presented as discontinued operations:

Three Months
Ended
March 31, 2005(a)

Operating revenues	$30
Operating income	5
Net income(b)	16

(a)	Sithe was sold on January 31, 2005. Accordingly, results include only one month of operations.

(b)	Net income for the three months ended March 31, 2005 included a pre-tax gain on sale of Sithe of $21 million.
     There was no activity related to discontinued operations for Sithe during the three months ended March, 31, 2006.
      See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for further discussion of Generation’s investment in Sithe.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Regulatory Issues (Exelon, ComEd, PECO and Generation)
     ComEd
      The legislatively-mandated transition and rate freeze period in Illinois will conclude on January 1, 2007. Associated with the end of this rate freeze, ComEd is engaged in various regulatory proceedings to establish rates for the post-2006 period, which are more fully described below.
      Illinois Procurement Filing. On February 25, 2005, ComEd made a filing with the Illinois Commerce Commission (ICC) to seek regulatory approval of tariffs that would authorize ComEd to bill its customers for power costs incurred under a reverse-auction competitive bidding process (the Procurement Case). On January 24, 2006, the ICC, by a unanimous vote, approved the tariffs which are based on a reverse-auction competitive bidding process for procurement of power by ComEd for the period commencing January 1, 2007. The auction will be administered by an independent auction manager, with oversight by the ICC staff. The first auction is scheduled to take place during the fall of 2006, at which time ComEd’s entire retail load will be up for bid. To mitigate the effects of changes in future prices, the load will be staggered in three-year contracts. The ICC determined that it will review the prudence of ComEd’s purchase of power but that compliance with the ICC-approved process will establish a presumption of prudence. ComEd, the Attorney General of Illinois, Citizens Utility Board, Cook County, Environmental Law and Policy Center and the Building Owners Management Association have filed petitions for review of portions of the order with the Illinois Appellate Court. While ComEd is generally supportive of the order in the Procurement Case, ComEd has objected to the requirement for a procurement review.
      The ICC, in its January 24, 2006 order, also ordered its staff to initiate three separate rulemakings regarding demand response programs, energy efficiency programs and renewable energy resources. ComEd intends to participate in those rulemaking proceedings.
      Illinois Rate Case. On August 31, 2005, ComEd filed a rate case with the ICC, which seeks, among other things, to allocate the costs of delivering electricity and to adjust ComEd’s rates for delivering electricity effective January 2, 2007 (Rate Case). Several intervenors in the Rate Case, including the ICC Staff and the Illinois Attorney General, have suggested and provided testimony that ComEd’s rates for delivery services should be reduced. These proposals do not support a total rate reduction because the commodity component of ComEd’s rates will be established by the reverse-auction process in accordance with the ICC order in the Procurement Case. The results of the Rate Case are not expected to be known until at least the third quarter of 2006.
      Mitigation Proposal. To mitigate the impact on its residential customers of transitioning to the post rate freeze period, ComEd has offered to develop a “cap and deferral” proposal to ease the impact of the expected increase in rates on residential customers, which could require regulatory or legislative approval to implement. A cap and deferral proposal, generally speaking, would limit the procurement costs that ComEd could pass through to its customers for a specified period of time and allow ComEd to collect any unrecovered procurement costs, including an appropriate return, in later years. This proposal was submitted in the Rate Case and by agreement of the parties will be reviewed as part of a separate proceeding before the ICC.
      Renewable Energy Filing. On April 4, 2006, ComEd filed with the ICC a proposal to purchase and receive recovery of costs associated with purchasing the output of a portfolio of wind resources of approximately 300 MW. The filing supports the ICC’s resolution of July 19, 2005, in Docket No. 05-0437, which endorsed the governor’s proposal for a voluntary initiative in which electric suppliers would obtain resources equal to 2% of electricity sold to Illinois retail customers from renewable energy resources by 2007 and gradually increasing to a target of 8% by 2013. Additionally, the filing expresses ComEd’s support of the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
renewable, efficiency and demand response rulemaking proceedings ordered by the ICC in the Procurement Case. ComEd will file additional renewable energy, demand response and energy efficiency components sometime in the future, pending outcomes in those rulemakings.
      Rate Freeze Extension Proposal. On February 24, 2006, House Bill 5766 was introduced in the Illinois General Assembly and was referred to the Rules Committee. To date, no further action has been taken related to House Bill 5766. If passed, this bill would result in the extension of the rate freeze in Illinois until at least 2010. In order for the bill to become law, it must be approved by both the Illinois House and the Senate, and signed by the Governor. ComEd believes the proposed legislation, if enacted into law, would have serious detrimental effects on Illinois, ComEd, and consumers of electricity. ComEd believes the proposed rate freeze extension, if enacted into law, will violate Federal law and the U.S. Constitution, and ComEd is prepared to challenge the rate freeze legislation in court. Due to the serious impact this proposed legislation would have, ComEd and others are vigorously opposing this legislative initiative. If enacted, this legislation would have adverse liquidity consequences for ComEd and could require ComEd to cease applying SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS No. 71) which covers the accounting for the effects of rate regulation and which would require Exelon and ComEd to eliminate the financial statement effects of regulation for the portion of ComEd’s business that ceases to meet the criteria. This would result in the elimination of all associated regulatory assets and liabilities that Exelon and ComEd had recorded on their Consolidated Balance Sheets through the recording of a one-time extraordinary item on their Consolidated Statements of Income and Comprehensive Income, which could be material.
      Post 2006 Summary. ComEd cannot predict the results of the Rate Case before the ICC or whether the Illinois General Assembly might take action that could have a material impact on the outcome of the regulatory process. However, if the price which ComEd is ultimately allowed to bill to customers for energy beginning in 2007 is below ComEd’s cost to procure and deliver electricity, ComEd expects that it will suffer adverse consequences, which could be material. Exelon and ComEd believe that these potential material adverse consequences could include, but may not be limited to, reduced earnings for Exelon and ComEd, loss of ComEd’s investment grade credit ratings, limited or lost access for ComEd to credit markets to finance operations and capital investment, and loss of ComEd’s capacity to enter into bilateral long-term energy procurement contracts, which may force ComEd to procure electricity at more volatile spot market prices. Moreover, to the extent ComEd is not permitted to recover its costs, ComEd’s ability to maintain and improve service may be diminished and its ability to maintain reliability may be impaired. In the nearer term, these prospects could have adverse effects on ComEd’s liquidity if vendors reduce credit or shorten payment terms or if ComEd’s financing alternatives become more limited and significantly less flexible. Finally, if ComEd’s ability to recover its costs from customers through rates is significantly impacted, all or a portion of ComEd’s business could be required to cease applying SFAS No. 71.
 PECO
      Partial Settlement before the Pennsylvania Public Utility Commission (PAPUC). On January 27, 2006, the PAPUC approved the Merger and a partial settlement regarding PECO’s electric distribution and transmission rates through 2010 and other financial commitments of PECO related to the Merger. The provisions of the PAPUC order and partial settlement are contingent upon the completion of the Merger. The PAPUC order and partial settlement require PECO to implement electric rate reductions aggregating $120 million during a four-year period and to cap its electric rates through the end of 2010. The partial settlement also provides substantial funding for alternative energy and environmental projects, economic development, and expanded outreach and assistance for low-income customers. PECO also made commitments for enhanced customer service and reliability, commitments for charitable giving and employment, and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a pledge to maintain its Philadelphia headquarters for a period of time. The total of these funding commitments is approximately $44 million, of which $30 million will be expensed at the time the Merger is completed. See Note 4 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for further discussion.
  ComEd and PECO
      Through and Out Rates/SECA. In November 2004, the Federal Energy Regulatory Commission (FERC) issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of through and out (T&O) rates for transmission service scheduled out of, or across, their respective transmission systems and ending within pre-expansion territories of PJM Interconnection, LLC (PJM) or Midwest Independent System Operators (MISO). T&O rates were terminated pursuant to FERC orders, effective December 1, 2004. The new rates, known as Seams Elimination Charge/ Cost Adjustment/ Assignment (SECA), were collected from load-serving entities within PJM and MISO over a transitional period from December 1, 2004 through March 31, 2006, subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO were also required to pay SECA rates during the transitional period based on the benefits they receive from the elimination of T&O rates of other transmission owners within PJM and MISO. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $49 million of SECA collections net of SECA charges, including $5 million in 2006, while PECO has recorded $10 million of SECA charges net of SECA collections, including $3 million in 2006. As a result of recent events related to disputes over the methodology of computing SECA amounts, during the first quarter of 2006, ComEd and PECO increased their previously-recorded reserves for amounts to be refunded. Management of each of ComEd and PECO believes that appropriate reserves have been established in the event that SECA collections are required to be refunded. As the ultimate outcome of the proceeding establishing SECA rates is uncertain, the result of this proceeding may have a significant effect on ComEd’s and PECO’s financial condition, results of operations and cash flows.
  Generation
      Market-Based Rates Filing. On April 3, 2006, FERC accepted Exelon’s compliance filings regarding its triennial update of market-based rates and terminated proceedings under Section 206 of the Federal Power Act. FERC had initiated Section 206 proceedings based upon its initial understanding that Exelon had not addressed the affiliate abuse and reciprocal dealing component of FERC’s market-power analysis. In the order, FERC accepted Exelon’s statements that, under the regulatory structures in Illinois and Pennsylvania, most of the load is served under fixed prices, a scenario that has not changed since the previous market-based rates filing in 2000. FERC agreed that these pricing structures alleviated any concerns of affiliate abuse or reciprocal dealing. For a further discussion of this matter, see Note 4 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets (Exelon, ComEd and Generation)
      Goodwill (Exelon and ComEd). As of March 31, 2006 and December 31, 2005, Exelon and ComEd had goodwill of approximately $3.5 billion. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that goodwill might be impaired, such as a significant negative regulatory outcome. Exelon and ComEd will perform their annual goodwill impairment assessment in the fourth quarter of 2006.
      Other Intangible Assets (Exelon). Exelon’s other intangible assets, included in deferred debits and other assets, consisted of the following:

	March 31, 2006			December 31, 2005

		Accumulated			Accumulated
Exelon	Gross	Amortization	Net	Gross	Amortization	Net

Synthetic fuel investments(a)	$264	$(137)	$127	$264	$(121)	$143
Intangible pension asset	34	—	34	34	—	34

Total intangible assets	$298	$(137)	$161	$298	$(121)	$177

(a)	See Note 3 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for a description of Exelon’s right to acquire tax credits through investments in synthetic fuel-producing facilities. In addition, see Note 10 — Income Taxes for further information on Exelon’s investments in synthetic fuel-producing facilities.
     For the three months ended March 31, 2006 and 2005, Exelon’s amortization expense related to intangible assets was $16 million and $20 million, respectively. Exelon’s amortization expense associated with intangible assets related to its investments in synthetic fuel-producing facilities is expected to be in the range of $69 million to $74 million annually for 2006 through 2007.

7.	Debt and Credit Agreements (Exelon, ComEd, PECO and Generation)

Commercial Paper
      Exelon, ComEd, PECO and Generation meet their short-term liquidity requirements primarily through the issuance of commercial paper. Exelon, ComEd, PECO and Generation had the following amounts of commercial paper outstanding at March 31, 2006 and December 31, 2005:

Borrower	March 31, 2006	December 31, 2005

Exelon	$93	$—
ComEd	308	459
PECO	307	220
Generation	313	311

Credit Facilities
      As of March 31, 2006, Exelon, PECO and Generation participated with a group of banks in a $1 billion unsecured revolving credit facility maturing on July 16, 2009 and a $500 million unsecured revolving credit facility maturing on October 31, 2006. These agreements were amended on February 22, 2006 to remove

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ComEd as a borrower and to remove provisions that would treat ComEd as a significant subsidiary of Exelon for purposes of its covenants and defaults under the credit agreements. See Note 10 of Exelon’s 2005 Annual Report on Form 10-K for further information regarding these credit facilities. In addition to these credit facilities, during the first quarter of 2006, Generation and ComEd each executed new credit facility agreements which are described below. The Registrants may use the credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.

Generation
      On February 10 through 16, 2006, Generation entered into separate additional credit facilities with aggregate bank commitments of $950 million. The additional credit facilities are each for a term of 364 days and contain the same terms as the revolving credit facilities described in Note 10 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K.

ComEd
      On February 22, 2006, ComEd entered into a $1 billion senior secured three-year revolving credit agreement. The credit agreement is secured by First Mortgage Bonds of ComEd in the principal amount of approximately $1 billion. First Mortgage Bonds are a first mortgage lien on ComEd’s utility assets (other than expressly excepted property).

Issuance of Long-Term Debt
      During the three months ended March 31, 2006, the following long-term debt was issued:

		Interest
Company	Type	Rate	Maturity	Amount

ComEd	First Mortgage Bonds	5.90%	March 15, 2036	$325	(a)

(a)	Excludes unamortized bond discounts.
     During the three months ended March 31, 2006 and 2005, ComEd made scheduled payments of $89 million and $97 million, respectively, related to its obligation to the ComEd Transitional Funding Trust, and PECO made scheduled payments of $126 million and $108 million, respectively, related to its obligation to the PECO Energy Transition Trust (PETT).

SCEP
      Generation and Peoples Calumet, LLC (Peoples Calumet), a subsidiary of Peoples Energy Corporation, are joint owners of SCEP, a 350-megawatt natural gas-fired, peaking electric power plant located in Chicago, Illinois, which began operation in 2002. In 2002, Generation and Peoples Calumet owned 70% and 30%, respectively, of SCEP. Pursuant to the joint owners agreement, Generation is obligated to purchase Peoples Calumet’s 30% interest ratably over a 20-year period. Generation has reflected the third-party interest in its majority-owned investment as a long-term liability in its consolidated financial statements. At March 31, 2006, the long-term liability associated with this third-party interest was approximately $46 million. On March 31, 2006, Generation entered into an agreement to accelerate the acquisition of Peoples Calumet’s interest in SCEP. Under the agreement, Generation would pay Peoples Calumet approximately $50 million for its remaining interest in SCEP. Generation expects to finance this transaction with the issuance of commercial paper. The transaction is subject to FERC approval and is expected to be completed during the second quarter of 2006. The extinguishment of Generation’s long-term liability to Peoples Calumet and the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anticipated loss resulting from this transaction will not be recorded until the completion of the transaction; however, as of March 31, 2006, the $46 million long-term liability to Peoples Calumet has been reclassified to other current liabilities within Exelon’s and Generation’s Consolidated Balance Sheets.

8.	Severance Benefits (Exelon, ComEd, PECO and Generation)
      The Registrants provide severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee’s years of service with Exelon and compensation level. Exelon, ComEd, PECO and Generation account for their ongoing severance plans in accordance with FASB Statement No. 112, “Employer’s Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43,” and FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and accrue amounts associated with severance benefits that are considered probable and that can be reasonably estimated.
      The following tables present total salary continuance severance costs (benefits), recorded as operating and maintenance expense, for the three months ended March 31, 2006 and 2005:

Salary Continuance Severance	ComEd	PECO	Generation		Other(a)	Exelon

Expense (income) recorded for the three months ended March 31, 2006	$(1)	$—	$1	(b)	$1	$1	(b)
Expense (income) recorded for the three months ended March 31, 2005	(1)	1	(1)		(1)	(2)

(a)	Other includes corporate operations, shared service entities, including Exelon Business Services Company (BSC) and Enterprises.

(b)	Excludes reduction of previously recorded severance charges of approximately $1 million related to Salem, of which Generation owns 42.59% and which is operated by PSEG.
     The following table presents the activity of the salary continuance severance obligations from January 1, 2006 through March 31, 2006:

Salary Continuance Obligations	ComEd	PECO	Generation	Other(a)	Exelon

Balance at January 1, 2006	$8	$1	$7	$6	$22
Severance (benefits) charges recorded	(1)	—	1	1	1
Cash payments	(1)	—	(1)	(2)	(4)

Balance at March 31, 2006	$6	$1	$7	$5	$19

(a)	Other includes corporate operations, shared service entities, including BSC and Enterprises.

9.	Retirement Benefits (Exelon, ComEd, PECO and Generation)
      Exelon’s defined benefit pension plans and postretirement welfare benefit plans are accounted for in accordance with FASB Statement No. 87, “Employer’s Accounting for Pensions,” and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and are disclosed in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88 and 106” (revised 2003). See Note 15 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for further

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information regarding defined benefit pension plans and postretirement welfare benefit plans sponsored by Exelon.
      The following tables present the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2006 and 2005. The 2006 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 9.00%. The 2006 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 8.17%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

			Other Post-
	Pension Benefits		retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2006	2005	2006	2005

Service cost	$41	$38	$25	$23
Interest cost	142	139	47	43
Expected return on assets	(204)	(192)	(26)	(24)
Amortization of:
Transition obligation (asset)	—	(1)	2	2
Prior service cost (benefit)	4	4	(23)	(22)
Actuarial loss	40	30	23	17

Net periodic benefit cost	$23	$18	$48	$39

      The following table presents the allocation by registrant of Exelon’s pension and postretirement benefit costs during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,

Pension and Postretirement Benefit Costs(a)	2006	2005

ComEd	$19	$19
PECO	10	6
Generation	31	24

(a)	Includes capitalized costs and operating and maintenance expense.
     Exelon sponsors savings plans for the majority of its employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon matches a percentage of the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee contribution up to certain limits. The following table presents, by registrant, the matching contribution to the savings plans during the three months ended March 31, 2006 and 2005:

	Three Months
	Ended
	March 31,

Savings Plan Matching Contributions	2006	2005

Exelon	$15	$14
ComEd	4	4
PECO	2	2
Generation	8	7

10.	Income Taxes (Exelon, ComEd, PECO and Generation)

Exelon
      Exelon’s effective income tax rate from continuing operations varied from the U.S. Federal statutory rate principally due to the following:

	Three Months
	Ended
	March 31,

	2006	2005

U.S. Federal statutory rate	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.4	3.9
Synthetic fuel-producing facilities credit(a)	(4.4)	(7.4)
Qualified nuclear decommissioning trust fund income	0.5	0.4
Manufacturer’s deduction	(0.8)	(0.2)
Tax exempt income	(0.5)	(0.4)
Nontaxable postretirement benefits	(0.4)	(0.4)
Amortization of investment tax credit	(0.5)	(0.4)
Other	1.2	0.4

Effective income tax rate	33.5%	30.9%

(a)	See Notes 3 and 12 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd
      ComEd’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months
	Ended
	March 31,

	2006	2005

U.S. Federal statutory rate	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.8	4.8
Amortization of regulatory asset	0.7	0.7
Nontaxable postretirement benefits	(0.7)	(0.6)
Amortization of investment tax credit	(0.8)	(0.7)
Other	1.7	0.5

Effective income tax rate	40.7%	39.7%

PECO
      PECO’s effective income tax rate varied from the U.S. Federal statutory rate principally due to the following:

	Three Months
	Ended
	March 31,

	2006	2005

U.S. Federal statutory rate	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(0.6)	(0.2)
Plant basis differences	0.1	0.3
Nontaxable postretirement benefits	(0.3)	(0.2)
Amortization of investment tax credit	(0.4)	(0.3)
Other	0.2	0.9

Effective income tax rate	34.0%	35.5%

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
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation
      Generation’s effective income tax rate from continuing operations varied from the U.S. Federal statutory rate principally due to the following:

	Three Months
	Ended
	March 31,

	2006	2005

U.S. Federal statutory rate	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.4	4.9
Qualified nuclear decommissioning trust fund income	0.7	0.5
Manufacturer’s deduction	(1.1)	(0.3)
Tax exempt income	(0.7)	(0.5)
Nontaxable postretirement benefits	(0.3)	(0.2)
Amortization of investment tax credit	(0.3)	(0.3)
Other	(0.2)	(0.5)

Effective income tax rate	37.5%	38.6%

Investments in Synthetic Fuel-Producing Facilities
      Exelon, through three separate wholly owned subsidiaries, owns interests in two limited liability companies and one limited partnership that own synthetic fuel-producing facilities. Section 45k (formerly Section 29) of the Internal Revenue Code (IRC) provides tax credits for the sale of synthetic fuel produced from coal. However, Section 45k of the IRC contains a provision under which the tax credits are phased out (i.e., eliminated) in the event crude oil prices for a year exceed certain thresholds.
      On April 11, 2006, the Internal Revenue Service (IRS) published the 2005 oil Reference Price and it did not exceed the beginning of the phase-out range. As such, there was not a phase-out of tax credits for calendar year 2005.
      The following table (in dollars) provides the estimated phase-out range for 2006 based on the per barrel price of oil as of March 31, 2006. The table also contains the estimated 2006 annual average New York Mercantile Exchange, Inc. index (NYMEX) price per barrel at March 31, 2006 based on year-to-date and futures prices.

Estimated
2006

Beginning of Phase-Out Range(a)	$59
End of Phase-Out Range(a)	75
2006 Annual Average NYMEX	67

(a)	Estimated phase-out ranges are calculated using inflation rates published by the Internal Revenue Service (IRS) subsequent to March 31, 2006. The inflation rate used by Exelon to estimate the 2006 phase-out range was 2%.
     As indicated in the table above, it is expected that there will be a phase-out of tax credits during 2006 as the estimated oil Reference Price of $67 at March 31, 2006 exceeds the beginning of the estimated phase-out

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
range of $59. Based on the year-to-date and futures NYMEX prices at March 31, 2006, Exelon estimates there will be a phase-out of tax credits of 52% in 2006. This phase-out would decrease Exelon’s net income as compared to 2005 by as much as $47 million in 2006. However, these estimates can change significantly due to the volatility in oil prices. In addition, the Senate version of the tax reconciliation bill currently pending in Congress (Tax Reconciliation Bill) contains a provision that would base the phase-out of the tax credits on the previous year’s oil Reference Price. Given that the 2005 oil Reference Price was $50, Exelon’s 2006 tax credits would not be subject to a phase-out if the Tax Reconciliation Bill is passed with the synthetic fuel provision.
      Exelon is required to pay for tax credits based on the production of the facilities regardless of whether or not a phase-out of the tax credits is anticipated. However, Exelon has the legal right to recover a portion of the payments made to its counterparties related to phased-out tax credits. Any reimbursement of payments due to a phase-out of tax credits for a given year is calculated subsequent to the year when the average oil Reference Price is published by the IRS, and will be credited against Exelon’s future obligations or refunded to Exelon in the absence of future obligations. In the first quarter of 2006, Exelon recorded receivables from its counterparties on its Consolidated Balance Sheet and corresponding income on its Consolidated Statement of Income and Comprehensive Income of approximately $29 million after adjusting for the credit-risk of its counterparties.
      In 2005, Exelon and Generation entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits. Including these related mark-to-market gains, interests in synthetic fuel-producing facilities increased Exelon’s net income by $12 million and $16 million during the three months ended March 31, 2006 and 2005, respectively. Net income from interests in synthetic fuel-producing facilities is reflected in the Consolidated Statements of Income and Comprehensive Income as a benefit within income taxes and a mark-to-market gain in operating revenues, partially offset by charges to operating and maintenance expense, depreciation and amortization expense, interest expense and equity in losses of unconsolidated affiliates.
      The net carrying value of the intangible assets associated with the synthetic fuel-producing facilities was $127 million and $143 million at March 31, 2006 and December 31, 2005, respectively. See Note 6 — Intangible Assets for additional information. An impairment of the intangible assets would occur if Exelon estimates that the synthetic fuel-producing facilities will not generate sufficient cash flows to cover the intangible assets balance as a result of a significant percentage of tax credits being phased-out. As of March 31, 2006, the estimated phase-out for 2006 is 52%, which does not result in the intangible asset being impaired. In addition, a decision by the plant operators to cease operating the facilities could also result in the intangible asset being impaired. Based on the current available information, Exelon believes the operators will not cease to operate the facilities in 2006 and 2007. The intangible assets were not impaired as a result of the 2006 and 2007 average NYMEX future prices at March 31, 2006. If the intangible assets were to be impaired and the plants were to cease operations, Exelon would potentially be relieved of remaining payments on the non-recourse notes payable and would record a gain upon legal extinguishment of the notes payable for the remaining outstanding balance. However, this would occur in a period subsequent to the impairment being recorded.
      The non-recourse notes payable principal balance was $142 million and $158 million at March 31, 2006 and December 31, 2005, respectively.

1999 Sale of Fossil Generating Assets
      Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of March 31, 2006 and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. Exelon’s ability to continue to defer all or a portion of this liability depends on whether its treatment of the sales proceeds as having been received in connection with an involuntary conversion is proper pursuant to applicable law. Exelon’s ability to continue to defer the remainder of this liability may depend in part on whether its tax characterization of a lease transaction ComEd entered into in connection with the sale is proper pursuant to applicable law. The Federal tax returns and related tax return disclosures covering the period of the 1999 sale are currently under IRS audit. The IRS has recently indicated its position that the ComEd lease transaction is substantially similar to a leasing transaction the IRS is treating as a “listed transaction” pursuant to guidance it issued in 2005. A listed transaction is one which the IRS considers to be a potentially abusive tax shelter. As a result of the IRS characterization of the lease transaction as a listed transaction, it is likely to vigorously challenge the transaction and will seek to obtain information not normally requested in audits. Exelon believes its position is correct and will aggressively defend that position upon audit and any subsequent appeals or litigation. However, a successful IRS challenge to ComEd’s positions would have the impact of accelerating future income tax payments and increasing interest expense related to the deferred tax gain that becomes currently payable. As of March 31, 2006, Exelon’s potential cash outflow, including tax and interest (after tax), could be as much as $952 million. If the deferral were successfully challenged by the IRS, it could negatively affect Exelon’s results of operations by as much as $142 million (after tax). Exelon’s management believes a reserve for interest has been appropriately recorded in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5); however, the ultimate outcome of this matter could result in unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Final resolution of this matter is not anticipated for several years.

11.	Asset Retirement Obligations (Exelon, ComEd, PECO and Generation)

Nuclear Decommissioning Asset Retirement Obligations (ARO) (Exelon and Generation)
      Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses and will pay for this obligation using trust funds that have been established for this purpose. Refer to Notes 13 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning obligations, nuclear decommissioning trust funds and the corresponding accounting implications resulting from agreements entered into with ComEd and PECO at the time of the corporate restructuring effective January 1, 2001. In addition, see Note 16 — Related Party Transactions for information regarding intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.
      The following table presents the activity of the ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from January 1, 2006 to March 31, 2006:

Exelon and Generation

Nuclear decommissioning AROs at January 1, 2006	$3,921
Accretion expense	63
Payments to decommission retired plants	(3)

Nuclear decommissioning AROs at March 31, 2006	$3,981

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation)
      The trust funds that have been established to satisfy Generation’s nuclear decommissioning obligations were originally funded with amounts collected from customers. In certain circumstances, these trust funds will continue to be funded by future collections from customers.
      At March 31, 2006 and December 31, 2005, Exelon and Generation had nuclear decommissioning trust fund investments in the amounts of $5,832 million and $5,585 million, respectively.
      At March 31, 2006, Exelon and Generation had gross unrealized gains of $914 million and gross unrealized losses of $43 million related to the nuclear decommissioning trust fund investments. At December 31, 2005, Exelon and Generation had gross unrealized gains of $734 million and gross unrealized losses of $47 million.
      Exelon and Generation evaluate decommissioning trust fund investments for other-than-temporary impairments by analyzing the historical performance, cost basis and market value of securities in unrealized loss positions in comparison to related market indices. During the three months ended March 31, 2006, Exelon and Generation concluded that certain trust fund investments were other-than-temporarily impaired based on various factors assessed in the aggregate, including the duration and severity of the impairment, the anticipated recovery of the securities and consideration of Exelon’s and Generation’s ability and intent to hold the investments until the recovery of their cost basis. This determination resulted in an impairment charge of $3 million, which was recorded in other income and deductions associated with the trust funds for the decommissioning of the former ComEd plants. The realization of these losses associated with the former ComEd plants had no impact on Exelon’s and Generation’s results of operations or financial position since both realized and unrealized losses are already reflected in the fair value of the investments and in the fair value of the regulatory liability at ComEd. During the three months ended March 31, 2005, Exelon and Generation recorded impairment charges of $1 million and $7 million associated with the trust funds for the decommissioning of the AmerGen Energy Company (AmerGen) and former ComEd plants, respectively.

Non-Nuclear AROs (Exelon, ComEd, PECO and Generation)
      As of December 31, 2005, Exelon adopted FIN 47, which clarified that a legal obligation associated with the retirement of a long-lived asset whose timing and/or method of settlement are conditional on a future event is within the scope of SFAS No. 143. Under FIN 47, Exelon is required to record liabilities associated with its conditional AROs at their estimated fair values if those fair values can be reasonably estimated. The liabilities associated with conditional AROs will be adjusted periodically due to the passage of time, new laws and regulations, and revisions to either the timing or amount of the original estimates of undiscounted cash flows. See Note 14 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for a discussion of the accounting for non-nuclear asset retirement obligations. The following table presents the activity of the non-nuclear AROs reflected on the Registrants’ Consolidated Balance Sheets from January 1, 2006 to March 31, 2006:

	Exelon	ComEd	PECO	Generation

Non-nuclear AROs at January 1, 2006	$236	$151	$20	$65
Accretion expense(a)	3	2	1	1

Non-nuclear AROs at March 31, 2006	$239	$153	$21	$66

(a)	For ComEd and PECO, the majority of the accretion is recorded as an increase to a regulatory asset due to the associated regulations.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share and Shareholders’ Equity (Exelon)

Earnings per Share
      Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares to be issued upon exercise of stock options outstanding under Exelon’s stock option plans considered to be common stock equivalents. The following table sets forth the components of basic and diluted earnings per share and shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months
	Ended
	March 31,

	2006	2005

Income from continuing operations	$399	$507
Income from discontinued operations	1	14

Net income	$400	$521

Average common shares outstanding — basic	669	666
Assumed exercise of stock options, performance share awards and restricted stock	6	9

Average common shares outstanding — diluted	675	675

      The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 4 million and 0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Share Repurchase Program
      In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. See Note 18 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for further information regarding Exelon’s share repurchase program. As of March 31, 2006, 10 million shares of common stock have been purchased under the share repurchase program for $483 million. During the three months ended March 31, 2006, Exelon repurchased 0.9 million shares of common stock under the share repurchase program for $54 million.

Other Share Repurchases
      During the three months ended March 31, 2005, Exelon repurchased 0.2 million shares of common stock from a retired executive for $8 million. These repurchased shares are held as treasury shares and are recorded at cost.

13.	Commitments and Contingencies (Exelon, ComEd, PECO and Generation)
      For information regarding contingencies, capital commitments and nuclear decommissioning at December 31, 2005, see Notes 13 and 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K.

Energy Commitments
      Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others increased by approximately $320 million in the first quarter of 2006, reflecting a $740 million increase for

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2007, primarily due to increased overall hedging activity in the normal course of business, and other smaller increases in commitments in years beyond 2007, offset by the fulfillment of approximately $450 million of 2006 commitments during the quarter ended March 31, 2006.

Commercial Commitments
      Exelon, ComEd, PECO and Generation’s commercial commitments as of March 31, 2006, representing commitments potentially triggered by future events, did not change significantly from December 31, 2005, except for the following:

•	Letters of credit and guarantees (outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”) increased $52 million and $15 million, respectively, primarily as a result of energy trading activities.

Environmental Liabilities
      Exelon, ComEd, PECO and Generation accrue amounts for environmental investigation and remediation costs that can be reasonably estimated, including amounts for manufactured gas plant (MGP) investigation and remediation. ComEd and PECO have identified 42 and 27 sites, respectively, where former MGP activities have or may have resulted in actual site contamination. Of these 42 sites identified by ComEd, the Illinois Environmental Protection Agency has approved the clean up of seven sites, and of the 27 sites identified by PECO, the Pennsylvania Department of Environmental Protection has approved the cleanup of nine sites. Of the remaining sites identified by ComEd and PECO, 22 and 10 sites, respectively are currently under some degree of active study and/or remediation.
      ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperate in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs are split evenly between ComEd and Nicor on an interim basis pending their final agreement on allocation of costs at each site, but either party may demand arbitration if the parties cannot agree on a final allocation of costs. For most of the sites, the interim agreement contemplates that neither party will pay less than 20%, nor more than 80% of the final costs for each site. ComEd’s accrual for these environmental liabilities is based on ComEd’s estimate of its 50% share of costs under the interim agreement with Nicor. On April 17, 2006, Nicor submitted a demand for arbitration of the cost allocation for 38 MGP sites. Although ComEd believes that the arbitration proceedings will not result in an allocation of costs materially different from ComEd’s current estimate of its aggregate remediation costs for MGP sites, the outcome of the arbitration proceedings is not certain and could result in a material increase or decrease of ComEd’s estimate of its share of the aggregate remediation costs.
      Pursuant to a PAPUC order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 14 — Supplemental Financial Information for further information regarding regulatory assets and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities. As of March 31, 2006 and December 31, 2005, Exelon, ComEd, PECO and Generation had accrued the following amounts for environmental liabilities:

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
March 31, 2006	Reserve	and Remediation (a)

ComEd	$53	$46
PECO	42	40
Generation	21	—

Exelon	$116	$86

(a)	Discounted.

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
December 31, 2005	Reserve	and Remediation(a)

ComEd	$54	$48
PECO	47	41
Generation	27	—

Exelon	$128	$89

(a)	Discounted.
     During the first quarter of 2006, a court-approved settlement was completed between PECO and various potentially responsible parties associated with the remediation of a Superfund site commonly referred to as the Metal Bank or Cottman Avenue site. As a result of this settlement, PECO reversed a $4 million reserve it had previously recorded related to the site.
      The Registrants cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

Section 316(b) of the Clean Water Act
      In July 2004, the EPA issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. This rule establishes national requirements for reducing the adverse environmental impacts from the entrainment and impingement of aquatic organisms at existing power plants. The rule identifies particular standards of performance with respect to entrainment and impingement and requires each facility to monitor and validate this performance in future years. The requirements will be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, New Boston, Oyster Creek, Peach Bottom, Quad Cities and Salem. Generation is currently evaluating compliance options at its affected plants. At this time, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows.

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

Nuclear Generating Station Groundwater
      On December 16, 2005, and February 27, 2006, the Illinois Environmental Protection Agency (Illinois EPA) issued Violation Notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station (Braidwood). In November 2005, Generation discovered that spills from the line in 1998 and 2000 have resulted in a tritium plume in groundwater that is both on and off the plant site. Levels of tritium in portions of the plume are in excess of the Illinois EPA groundwater standard. Levels in portions of the plume also exceed the Illinois EPA and Federal limits for drinking water. However, samples from drinking water wells on property adjacent to the plant have shown that, with one exception, tritium levels in these wells are at levels that naturally occur. The tritium level in one drinking water well is elevated above levels that occur naturally, but is significantly below the state and Federal drinking water standards, and Generation believes that this level poses no threat to human health. Generation has suspended liquid tritium discharges into the affected pipeline, and is investigating the causes of the releases to ensure that necessary corrective actions are taken to prevent another occurrence. Generation has analyzed the various remediation options for the groundwater and submitted an interim remediation plan to the Illinois EPA, which is currently reviewing the plan. Generation has notified 14 potentially affected adjacent property owners that, upon sale of their property, Generation will reimburse them for any diminution in property value caused by the release, and has purchased the property of one adjacent owner.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 13, 2006, a class action lawsuit was filed against Exelon, Generation and ComEd (as the prior owner of Braidwood) in Federal district court for the Northern District of Illinois on behalf of all persons who live or own property within 10 miles of Braidwood. The plaintiffs primarily seek (1) a court-supervised fund for medical monitoring for risks associated with alleged exposures to tritium and (2) compensation for diminished property values. On March 14 and 23, 2006, 37 area residents filed two separate but identical lawsuits against Exelon, Generation and ComEd in the Circuit Court of Will County, Illinois alleging property contamination and seeking compensation for diminished property values. Generation has tendered its defense of these lawsuits to its insurance carrier, American Nuclear Insurers (ANI). Exelon, Generation and ComEd all believe that these lawsuits are without merit and intend to vigorously defend them.
      On March 16, 2006, the Attorney General of the State of Illinois and the State’s Attorney for Will County, Illinois filed a civil enforcement action against Exelon, Generation and ComEd in the Circuit Court of Will County relating to the releases of tritium discussed above and alleging that, beginning on or before 1996, and with additional events in 1998, 2000 and 2005, there have been other non-radioactive wastes discharged from Braidwood. The action alleges violations of Braidwood’s NPDES permit, the Illinois Environmental Protection Act and regulations of the Illinois Pollution Control Board, and seeks injunctive relief, including (1) prohibiting Generation from using the line to discharge tritiated water until further court order and (2) requiring Generation to test the soil and groundwater contamination caused by the releases, implement measures to prevent future releases and the migration of contaminants already in the groundwater, and provide potable drinking water to area residents. The action also seeks the maximum civil penalties allowed by the statute and regulations, including penalties of $10,000 or $50,000 for each violation (depending on the specific violation), and $10,000 for each day during which a violation continues. Generation is unable to determine the amount of the maximum penalty that is sought. Furthermore, the Circuit Court of Will County may exercise its discretion in determining the final penalty, if any, taking into account a number of factors, including corrective actions taken by Generation and other mitigating circumstances. Given the allegations in the lawsuit regarding the number of violations alleged and their duration, the civil penalty that could be imposed may be material to Exelon’s and Generation’s financial position, results of operations and cash flows. Generation is preparing an answer to the lawsuit, including defenses it might assert, and has been in continuing discussions related to this matter with the Illinois Attorney General and the State’s Attorney for Will County.
      Generation has recorded a reserve related to the matters described above based on its current estimate of the costs of remediation, fines and potential related corrective measures.
      On March 20, 2006, Generation announced that it would provide bottled water to Braidwood area residents, including the Village of Godley which was added at the request of the Illinois Attorney General, while drinking water wells are being tested for tritium. The cost of this bottled water program is not material and will be recorded in the period incurred. As an additional gesture, Generation has also pledged support to the Village of Godley for the installation of a new public drinking water system. The amount of this support cannot yet be determined because the level of financial participation from Federal, state or local governments is not yet known.
      As a result of intensified monitoring and inspection efforts in 2006, Generation detected small underground tritium leaks at the Dresden Generating Station (Dresden) and at the Byron Generating Station (Byron). Neither of these discharges occurred outside the property lines of the plant, nor does Generation believe either of these matters poses health or safety threats to employees or to the public. On March 31, 2006 and April 12, 2006, the Illinois EPA issued a Violation Notice to Generation in connection with the Dresden and Byron leaks, respectively, alleging various violations, including those related to (1) Illinois groundwater

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
standards, (2) non-permitted discharges, and (3) each station’s NPDES permit. Generation is analyzing the remediation options related to these matters and is preparing a response to the Violation Notices.
      In response to the detection of tritium in water samples taken at the aforementioned nuclear generating stations, Generation has launched an initiative across its ten-station nuclear fleet to systematically assess systems that handle tritium and take the necessary actions to minimize the risk of inadvertent discharge of tritium to the environment. The assessments, which are in process and which will take place throughout 2006, will cover pipes, pumps, valves, tanks and other pieces of equipment that carry or have carried tritiated water in and around the plants. At this time, since no issues requiring remediation have been identified, Generation has no basis for estimating costs that might be incurred as a result of this tritium assessment initiative.
      Exelon or Generation cannot determine the outcome of the above-described matters but believe their ultimate resolution should not, after consideration of reserves established, have a significant impact on Exelon’s or Generation’s financial position, results of operations or cash flows.

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

Leases
      Exelon, ComEd, PECO and Generation’s lease commitments as of March 31, 2006 did not change significantly from December 31, 2005. See Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for information regarding leases.

Litigation

Exelon, PECO and Generation
      Reverse-Employment Discrimination Claim. On April 4, 2005, one employee of PECO and four employees of Generation commenced suit in the United States District Court for the Eastern District of Pennsylvania, alleging that they were subjected to a practice of reverse-employment discrimination which denied promotional opportunities to older white male employees, purportedly in violation of various Federal antidiscrimination statutes and the Pennsylvania Human Relations Act. The plaintiffs filed the action individually and on behalf of a putative class that includes all white males currently or previously employed with any Exelon companies in the United States who were at least 40 years old on April 4, 2003 and who

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
either applied for or were eligible to apply for supervisory positions in March 2003 and thereafter, continuing to the present day, and were not selected for these positions. Exelon, PECO and Generation have filed an answer denying all liability and are proceeding with discovery pertaining to the class allegations and the named plaintiffs’ individual claims. In December 2005, the Court ordered the case to be suspended until April 3, 2006 while the parties attempt to resolve this matter through non-binding mediation, and the Court recently extended that deadline to May 3, 2006. Additionally, since the initial claim was filed, the plaintiffs’ attorneys have identified two additional PECO employees and three additional Generation employees whom they are representing with similar claims. The suit has not been certified as a class action. Discussions between the parties continue but, if an agreement is not reached in the near term, the litigation in this matter will proceed. The Registrants cannot predict the outcome of this matter; however, the Registrants do not expect this claim to have a material adverse effect on their financial condition, results of operations or cash flows.
      PJM Billing Dispute. In December 2004, Exelon filed with the FERC a complaint against PJM and PPL Electric alleging that PJM had overcharged Exelon from April 1998 through May 2003 as a result of a billing error. Specifically, the complaint alleges that PJM mistakenly identified PPL Electric’s Elroy substation transformer as belonging to Exelon and that, as a consequence, during times of congestion, Exelon’s bills for transmission congestion from PJM erroneously reflected energy that PPL Electric took from the Elroy substation and used to serve PPL Electric’s load. The complaint requested the FERC, among other things, to direct PPL Electric to refund to PJM $39.1 million, plus interest of approximately $8 million, and for PJM to refund these same amounts to Exelon.
      On September 14, 2005, Exelon and PPL filed a proposed settlement of this matter with the FERC. See further discussion of this proposed settlement in Note 20 of Exelon’s consolidated financial statements included in Exelon’s 2005 Report on Form 10-K.
      In an order issued March 21, 2006, FERC rejected the proposed settlement and set the matter for hearing, primarily because the proposed settlement would have required PJM market participants to bear $7.5 million of the $40.5 million settlement, plus interest. The order found that PPL should pay for energy received that was billed to other parties, but allows PPL and the market participants to question what portion of the settlement PJM might bear and what offsetting deductions might be made in reducing the payment. On March 30, 2006, Exelon and PPL filed with the FERC a second proposed settlement agreement, superceding the first, under which, if approved, Exelon would receive a total of $40.5 million, plus interest, over the next five years through credits provided by PJM, which would be funded through a surcharge imposed by PJM through its tariff solely on PPL Electric, with no amount being paid by other PJM participants. Following FERC approval of the settlement, this amount will be collected and paid by PJM to Exelon over a five-year period with interest on the unpaid principal accruing over the collection and payment period. It is anticipated that approximately 75% and 25% of the proposed settlement amount will be received by Generation and PECO, respectively.
      Exelon expects this matter to be favorably resolved during 2006; however, pending FERC approval of the second proposed settlement agreement, as well as resolution of any third-party interventions, Exelon, Generation and PECO have not recorded any receivables associated with this matter.

ComEd
      ComEd Rate Case. As part of its current rate case, ComEd has requested recovery of amounts, which have previously been recorded as expense. Specifically, ComEd has requested recovery through rates of approximately $100 million (pre-tax) related to losses on extinguishment of long-term debt as part of ComEd’s 2004 Accelerated Liability Management Plan. Additionally, ComEd is seeking a new rider to

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recover environmental clean up costs that will occur after the regulatory transition period is over. These amounts are currently included in ComEd’s liability for environmental investigation and remediation costs, which totaled $53 million as of March 31, 2006. As discussed in Note 5 — Regulatory Issues, ComEd anticipates receiving a final order associated with the rate case during the third quarter of 2006. If the order affirms these requests, Exelon and ComEd will recognize a one-time benefit to reverse these prior charges.

Generation
      Asbestos Claims. In the second quarter of 2005, Generation engaged independent actuaries to determine if, based on historical claims data and other available information, a reasonable estimate of future losses could be calculated associated with asbestos-related personal injury actions in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. Based on the actuaries’ analyses, management’s review of current and expected losses, and the view of counsel regarding the assumptions used in estimating the future losses, Exelon recorded an undiscounted $43 million pre-tax charge for its estimated portion of all estimated future asbestos-related personal injury claims estimated to be presented through 2030. This amount did not include estimated legal costs associated with handling these matters, which could be material. Exelon’s management determined that it was not reasonable to estimate future asbestos-related personal injury claims past 2030 based on only three years of historical claims data and the significant amount of judgment required to estimate this liability. The $43 million pre-tax charge was recorded as part of operating and maintenance expense on Exelon’s Consolidated Statements of Income and Comprehensive Income in 2005 and reduced net income by $27 million. See further discussion in Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K. At March 31, 2006 and December 31, 2005, Exelon had reserved approximately $49 million and $50 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2006, approximately $9 million of this amount relates to 117 open claims presented to Generation, while the remaining $40 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2030 based on actuarial assumptions and analysis. Exelon plans to obtain annual updates of the estimate of future losses. On a quarterly basis, Exelon monitors actual experience against the number of forecasted claims to be received and expected claim payments.
      Oil Spill Liability Trust Fund Claim. In December 2004, the two Salem nuclear generation units were taken offline due to an oil spill from a tanker in the Delaware River near the facilities. The units, which draw water from the river for cooling purposes, were taken offline for approximately two weeks to avoid intake of the spilled oil and for an additional two weeks relating to start up issues arising from the oil spill shut down. The total shutdown period resulted in lost sales from the plant. Generation and PSEG have filed a joint claim for losses and damages with the Oil Spill Liability Trust Fund. As this matter represents a contingent gain, Generation has recorded no income resulting from this claim. Although no assurances can be given, Generation’s management believes it is reasonably possible that damages and losses could be recovered and that Generation’s portion of the estimated proceeds arising from the claim could be approximately $25 million. Generation expects this matter to be resolved in 2006.

PECO and Generation
      Real Estate Tax Appeals. PECO and Generation have been challenging real estate taxes assessed on certain nuclear plants. PECO is involved in litigation in which it is contesting taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom). Generation is involved in real estate tax appeals for 2000 through 2004 regarding the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation of its Peach Bottom plant and is in the process of evaluating appraisals and preparing for negotiations. Generation was also previously involved in an appeal regarding the valuation of its LaSalle Nuclear plant. On March 9, 2006, the Illinois Circuit Court for LaSalle County approved the property tax settlement agreement agreed upon in late 2005 between all taxing bodies with jurisdiction over the plant and Generation. The settlement agreement resolved all pending litigation concerning assessments on the property and sets the assessments for the tax years 2005 through 2008. PECO and Generation believe their reserve balances for exposures associated with real estate taxes as of March 31, 2006 reflect the probable expected outcome of the litigation and appeals proceedings in accordance with SFAS No. 5. The ultimate outcome of such matters, however, could result in unfavorable or favorable adjustments to the consolidated financial statements of Exelon, PECO and Generation and such adjustments could be material.

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

Income Taxes
      Refund Claims. ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. As of March 31, 2006, ComEd and PECO have outstanding refundable prepayments to the tax consultants of $7 million and $5 million, respectively. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash outflows to ComEd and PECO related to these agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. If a settlement is reached, a portion of ComEd’s tax benefits, including any associated interest for periods prior to the PECO/Unicom Merger, would be recorded as a reduction of goodwill under the provisions of EITF Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (EITF 93-7). Exelon cannot predict the timing of the final resolution of these refund claims.
      Other Refund Claims. ComEd and PECO have filed several tax refund claims with Federal and state taxing authorities. ComEd and PECO are unable to estimate the ultimate outcome of these refund claims and will account for any amount received in the period the matters are settled with the Federal and state taxing authorities. To the extent ComEd is successful on any of its refund claims a portion of the tax and interest benefit may be recorded to goodwill under the provisions of EITF 93-7.
      Other. ComEd has taken certain tax positions, which have been disclosed to the IRS to defer the tax gain on the 1999 sale of its fossil generating assets. See Note 10 — Income Taxes for further information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Financial Information (Exelon, ComEd, PECO and Generation)

Supplemental Income Statement Information
      The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Income and Comprehensive Income of Exelon, ComEd, PECO and Generation for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended
	March 31,

Exelon	2006	2005

Investment income	$3	$3
Gain on disposition of assets and investments, net	1	2
Decommissioning-related activities:
Decommissioning trust fund income(a)	29	28
Decommissioning trust fund income — AmerGen(a)	9	13
Other-than-temporary impairment of decommissioning trust funds(b)	(3)	(8)
Regulatory offset to non-operating decommissioning-related activities(c)	(26)	(21)
Net direct financing lease income	6	5
Allowance for funds used during construction (AFUDC), equity	—	1
Unrealized income tax credits(d)	29	—
Other	(2)	7

Other, net	$46	$30

(a)	Includes investment income and realized gains and losses.

(b)	For the three months ended March 31, 2006, includes other-than-temporary impairments totaling $3 million on nuclear decommissioning trust funds for the former ComEd units. For the three months ended March 31, 2005, includes other-than-temporary impairments totaling $7 million and $1 million on nuclear decommissioning trust funds for the former ComEd units and AmerGen units, respectively.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Notes 13 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s Annual Report on 2005 Form 10-K for more information regarding the regulatory accounting applied for certain nuclear units.

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for further information.

	Three Months
	Ended
	March 31,

ComEd	2006	2005

Investment income	$—	$1
Gain on disposition of assets and investments, net	—	3
AFUDC, equity	—	1
Other	1	(1)

Other, net	$1	$4

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended
	March 31,

PECO	2006	2005

Investment income	$2	$2
Other	1	(1)

Other, net	$3	$1

	Three Months
	Ended
	March 31,

Generation	2006	2005

Decommissioning-related activities:
Decommissioning trust fund income(a)	$29	$28
Decommissioning trust fund income — AmerGen(a)	9	13
Other-than-temporary impairment of decommissioning trust funds(b)	(3)	(8)
Contractual offset to non-operating decommissioning-related activities(c)	(26)	(21)
Other	(2)	6

Other, net	$7	$18

(a)	Includes investment income and realized gains and losses.

(b)	For the three months ended March 31, 2006, includes other-than-temporary impairments totaling $3 million on nuclear decommissioning trust funds for the former ComEd units. For the three months ended March 31, 2005, includes other-than-temporary impairments totaling $7 million and $1 million on nuclear decommissioning trust funds for the former ComEd units and AmerGen units, respectively.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to contractual accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments for certain nuclear units. See Notes 13 and 16 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report Form 10-K for more information regarding the regulatory accounting applied for certain nuclear units.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information
      The following tables provide additional information regarding the regulatory assets and liabilities of Exelon, ComEd and PECO:

	March 31,	December 31,
Exelon and ComEd	2006	2005

Regulatory assets (liabilities):
Nuclear decommissioning	$(1,516)	$(1,435)
Removal costs	(1,025)	(1,015)
Reacquired debt costs and interest-rate swap settlements	102	107
Conditional asset retirement obligations	93	91
Recoverable transition costs	40	43
Deferred income taxes	8	8
Other	30	31

Total net regulatory liabilities	$(2,268)	$(2,170)

	March 31,	December 31,
Exelon and PECO	2006	2005

Regulatory assets (liabilities):
Competitive transition charges	$3,401	$3,532
Deferred income taxes	784	781
Non-pension postretirement benefits	44	45
Reacquired debt costs	35	36
MGP regulatory asset	20	26
Conditional asset retirement obligations	14	13
U.S. Department of Energy facility decommissioning	11	13
Nuclear decommissioning	(88)	(68)
Other	14	8

Long-term regulatory assets	4,235	4,386
Deferred (over-recovered) energy costs — current asset (liability)	(11)	39

Total net regulatory assets	$4,224	$4,425

      The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of March 31, 2006 and December 31, 2005:

March 31, 2006	Exelon		ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$8,033	(a)	$1,285	$2,198	$4,418	(a)
Accounts receivable:
Allowance for uncollectible accounts	87		19	45	15

(a)	Includes accumulated amortization of nuclear fuel of $2,151 million.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005	Exelon		ComEd	PECO	Generation

Property, plant and equipment:
Accumulated depreciation	$7,872	(a)	$1,253	$2,172	$4,315	(a)
Accounts receivable:
Allowance for uncollectible accounts	77		20	39	15

(a)	Includes accumulated amortization of nuclear fuel of $2,103 million.
     The following table provides information regarding counterparty margin deposit accounts as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
Exelon and Generation	2006	2005

Other current assets:
Counterparty collateral asset	$139	$285
Other current liabilities:
Counterparty collateral liability	60	101

15.	Segment Information (Exelon, ComEd, PECO and Generation)
      Exelon has three operating segments: ComEd, PECO and Generation. Exelon evaluates the performance of its business segments based on net income. As a result of developments during the fourth quarter of 2005, Exelon concluded that it could no longer aggregate ComEd and PECO as a single reportable segment. These developments included the approaching end of the regulatory transition period and rate freeze in Illinois, the opposition to rate increases expressed by the Attorney General of the State of Illinois, changes in the ComEd Board of Directors and the selection of executive officers of ComEd with no responsibilities outside of ComEd. As a result, ComEd and PECO are no longer reported as a combined Energy Delivery reportable segment. For more information regarding ComEd’s regulatory issues, see Note 5 — Regulatory Issues. Prior period presentation has been adjusted for comparative purposes.
      ComEd, PECO and Generation each operate in a single business segment; as such, no separate segment information is provided for these registrants.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2006 and 2005
      Exelon’s segment information for the three months ended March 31, 2006 and 2005 is as follows:

	ComEd	PECO	Generation	Other(a)	Eliminations	Consolidated

Total revenues(b):
2006	$1,426	$1,407	$2,220	$205	$(1,397)	$3,861
2005	1,386	1,295	2,020	168	(1,308)	3,561
Intersegment revenues:
2006	$2	$2	$1,188	$205	$(1,397)	$—
2005	2	2	1,135	169	(1,308)	—
Income from continuing operations before income taxes:
2006	$91	$141	$429	$(61)	$—	$600
2005	116	200	495	(77)	—	734
Income taxes:
2006	$37	$48	$161	$(45)	$—	$201
2005	46	71	191	(81)	—	227
Income from continuing operations:
2006	$54	$93	$268	$(16)	$—	$399
2005	70	129	304	4	—	507
Income from discontinued operations:
2006	$—	$—	$—	$1	$—	$1
2005	—	—	16	(2)	—	14
Net income:
2006	$54	$93	$268	$(15)	$—	$400
2005	70	129	320	2	—	521
Total assets:
March 31, 2006	$17,338	$9,983	$17,575	$13,157	$(15,759)	$42,294
December 31, 2005	17,211	10,018	17,724	13,019	(15,583)	42,389

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

(b)	For the three months ended March 31, 2006 and 2005, utility taxes of $62 million and $63 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2006 and 2005, utility taxes of $57 million and $52 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related-Party Transactions (Exelon, ComEd, PECO and Generation)

Exelon and ComEd
      The financial statements of Exelon and ComEd include related-party balances and transactions with unconsolidated affiliates as presented in the tables below:

	Three Months Ended
	March 31,

	2006	2005

Operating revenues from affiliates
ComEd Transitional Funding Trust	$1	$1
Interest expense to affiliates
ComEd Transitional Funding Trust	14	19
ComEd Financing II	3	3
ComEd Financing III	3	3
Equity in earnings (losses) of unconsolidated affiliates
ComEd Funding LLC	(3)	(4)

	March 31,	December 31,
	2006	2005

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$15	$14
Investment in affiliates
ComEd Funding LLC	15	18
ComEd Financing II	10	10
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	13	12
Payables to affiliates (current)
ComEd Financing II	3	6
ComEd Financing III	—	4
Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	898	987
ComEd Financing II	155	155
ComEd Financing III	206	206

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the transactions described above, ComEd’s financial statements include related-party balances and transactions as presented in the tables below:

	Three Months Ended
	March 31,

	2006	2005

Operating revenues from affiliates
Generation(a)	$2	$2
Purchased power from affiliate
PPA with Generation(b)	771	753
Operations and maintenance from affiliates
BSC(c)	52	44
Interest income from affiliates
Exelon intercompany money pool(d)	—	2
Capitalized costs
BSC(c)	17	14
Cash dividends paid to parent	—	138

	March 31,	December 31,
	2006	2005

Receivables from affiliates (current)
Other	$—	$23
Receivables from affiliates (noncurrent)
Generation(e)	1,517	1,435
Payables to affiliates (current)
Generation decommissioning(f)	11	11
Generation(a),(b)	251	242
BSC(c)	19	14
Borrowings from Exelon intercompany money pool(d)	—	140

(a)	ComEd provides retail electric and ancillary services to Generation.

(b)	ComEd has entered into a full-requirements purchase power agreement (PPA), as amended, with Generation. See Note 17 of ComEd’s Notes to Consolidated Financial Statements within ComEd’s 2005 Annual Report on Form 10-K for more information regarding the PPA.

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(d)	ComEd participated in Exelon’s intercompany money pool, whereby ComEd earned interest on its contributions to the money pool and paid interest on its borrowings from the money pool at a market rate of interest. As of January 10, 2006, ComEd suspended participation in the money pool and on February 22, 2006, entered into a $1 billion senior secured three year revolving credit agreement among a group of lenders. See Note 7 — Debt and Credit Agreements for additional information

(e)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers. See Note 11 of ComEd’s Notes to Consolidated Financial Statements within ComEd’s 2005 Annual Report on Form 10-K for additional information.

(f)	ComEd has a short-term payable to Generation, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation.

Exelon and PECO
      The financial statements of Exelon and PECO include related-party balances and transactions with unconsolidated financing subsidiaries as presented in the tables below:

	Three Months Ended
	March 31,

	2006	2005

Operating revenues from affiliates
PETT(a)	$2	$2
Interest expense to affiliates
PETT	48	56
PECO Trust III	2	2
PECO Trust IV	1	1
Equity in losses of unconsolidated affiliates
PETT	3	4

	March 31,	December 31,
	2006	2005

Investment in affiliates
PETT	$61	$63
PECO Energy Capital Corp	4	4
PECO Trust IV	6	6
Payables to affiliates (current)
PECO Trust III	2	1
PECO Trust IV	2	—
Long-term debt to PETT and other financing trusts (including due within one year)
PETT	2,849	2,975
PECO Trust III	81	81
PECO Trust IV	103	103

(a)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In addition to the transactions described above, PECO’s financial statements include related-party balances and transactions as presented in the tables below:

	Three Months Ended
	March 31,

	2006	2005

Operating revenues from affiliates
Generation(a)	$ 2	$2
Purchased power from affiliate
Generation(b)	416	381
Fuel from affiliate
Generation(c)	—	1
Operations and maintenance from affiliates
BSC(d)	31	25
Interest income from affiliates
Other	—	1
Capitalized costs
BSC(d)	17	6
Cash dividends paid to parent	116	115

	March 31,	December 31,
	2006	2005

Receivable from affiliate (current)
BSC	$—	$13
Contributions to Exelon intercompany money pool(e)	—	8
Receivable from affiliate (noncurrent)
Generation decommissioning(f)	88	68
Payables to affiliates (current)
Generation(b)	143	151
BSC(d)	25	26
Shareholders’ equity — receivable from parent(g)	1,196	1,232

(a)	PECO provides energy to Generation for Generation’s own use.

(b)	PECO has entered into a PPA with Generation. See Note 15 of PECO’s Notes to Consolidated Financial Statements within PECO’s 2005 Annual Report on Form 10-K for more information regarding the PPA.

(c)	Effective April 1, 2004, PECO entered into a one-year gas procurement agreement with Generation.

(d)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool at a market rate of interest.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers. See Note 9 of PECO’s Notes to Consolidated Financial Statements within PECO’s 2005 Annual Report on Form 10-K for additional information.

(g)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2006 through 2010.

Generation
      The financial statements of Generation include related-party balances and transactions as presented in the tables below:

	Three Months Ended
	March 31,

	2006	2005

Operating revenues from affiliates
ComEd(a)	$771	$753
PECO(a)	416	382
BSC	1	—
Operations and maintenance from affiliates
ComEd(b)	2	2
PECO(b)	2	2
BSC(c)	71	64
Interest expense to affiliate
Exelon intercompany money pool(d)	1	2
Cash distribution paid to member	165	239
Cash contribution received from member	—	843

	March 31,	December 31,
	2006	2005

Receivables from affiliates (current)
ComEd(a)	$251	$242
ComEd decommissioning(e)	11	11
PECO(a)	143	151
BSC(c)	—	7
Payables to affiliates (current)
Exelon(f)	2	4
BSC(c)	56	—
Borrowings from Exelon intercompany money pool(d)	4	92
Payables to affiliates (noncurrent)
ComEd decommissioning(g)	1,517	1,435
PECO decommissioning(g)	88	68

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Generation has entered into PPAs with ComEd and PECO, as amended, to provide the full energy requirements of ComEd and PECO. See Note 17 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2005 Annual Report on Form 10-K for additional information regarding the PPAs.

(b)	Generation purchases retail and electric and ancillary services from ComEd and buys power from PECO for Generation’s own use. In order to facilitate payment processing, ComEd processes certain invoice payments on behalf of Generation. Prior to joining PJM on May 1, 2004, ComEd also provided transmission services to Generation. Amounts charged by ComEd to Generation for transmission have been recorded as intercompany purchased power by Generation. Effective April 1, 2004, Generation entered into a one-year gas supply agreement with PECO. See Note 17 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2005 Annual Report on Form 10-K for additional information regarding the PPAs.

(c)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Some third-party reimbursements due to Generation are recovered through BSC.

(d)	Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool at a market rate of interest.

(e)	Generation has short-term receivable from ComEd, primarily representing ComEd’s legal requirements to remit collections of nuclear decommissioning costs from its customers to Generation.

(f)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.

(g)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to ComEd and PECO, as applicable, for payment to the customers. See Note 13 of Generation’s Notes to Consolidated Financial Statements within Generation’s 2005 Annual Report on Form 10-K for additional information.

17.	Derivative Financial Instruments (Exelon, ComEd, PECO and Generation)

Interest-Rate Swaps (Exelon, ComEd and PECO)
      The fair values of Exelon’s, ComEd’s and PECO’s interest-rate swaps are determined using quoted exchange prices, external dealer prices and available market pricing curves. At March 31, 2006, the Registrants did not have any fair-value hedges or cash-flow interest-rate hedges outstanding. At December 31, 2005, Exelon had $240 million of notional amounts of interest-rate swaps outstanding, which were held by ComEd and were settled on January 17, 2006 for a cash payment of $1 million.
      Fair-Value Hedges. The Registrants utilize fixed-to-floating interest-rate swaps from time to time as a means to achieve their targeted level of variable-rate debt as a percent of total debt. At March 31, 2006, the Registrants did not have any notional amounts of fair-value hedges outstanding. Fixed-to-floating interest-rate swaps are designated as fair-value hedges, as defined in SFAS No. 133 and, as such, changes in the fair value of the swaps are recorded in earnings; however, as long as the hedge remains effective and the underlying transaction remains probable, changes in the fair value of the swaps are offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. During the three months ended March 31, 2006 and 2005, no amounts relating to fair-value hedges were recorded in earnings as a result of ineffectiveness.
      Cash-Flow Hedges. The Registrants utilize interest rate derivatives from time to time to lock in interest-rate levels in anticipation of future financings. Forward-starting interest-rate swaps are designated as cash-flow hedges, as defined in SFAS No. 133 and, as such, changes in the fair value of the swaps are

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded in accumulated other comprehensive income (OCI). Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. At March 31, 2006, the Registrants did not have any notional amounts of cash-flow hedges outstanding. During the three months ended March 31, 2006 and 2005, the Registrants did not reclassify any amounts from accumulated other comprehensive income (OCI) into earnings as a result of ineffectiveness.

Energy-Related Derivatives (Exelon, ComEd and Generation)
      Generation utilizes derivatives to manage the utilization of its available generating capacity and the provision of wholesale energy to its affiliates. Exelon and Generation also utilize energy option contracts and energy financial swap arrangements to limit the market price risk associated with forward energy commodity contracts. Additionally, Generation enters into certain energy-related derivatives for trading or speculative purposes. Exelon and Generation’s energy contracts are accounted for under SFAS No. 133. Non-trading contracts may qualify for the normal purchases and normal sales exception to SFAS No. 133. Those that do not meet the normal purchase and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs or are designated as fair-value hedges, in which case those changes are recognized in current earnings offset by changes in the fair value of the hedged item in current earnings. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 (or are not designated as such) and proprietary trading contracts are recognized in current earnings. Generation also has contracted for access to additional generation and sales to load-serving entities that are accounted for under the accrual method of accounting discussed in Note 20 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K.
      ComEd has one wholesale contract accounted for as a derivative under SFAS No. 133. This contract, which previously qualified for the normal purchase and normal sales exception pursuant to SFAS No. 133, has been recorded at fair value beginning in the first quarter of 2006 since the exception is no longer applicable. As of March 31, 2006, the fair value of this contract was $10 million which was recorded on Exelon and ComEd’s Consolidated Balance Sheets. The related mark-to-market loss was recorded in operating revenues within Exelon’s and ComEd’s Consolidated Statements of Income and Comprehensive Income. This contract expires in December 2007.
      At March 31, 2006 Exelon, ComEd and Generation had net liabilities of $384 million, $10 million and $411 million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives, which

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included the energy derivatives at Exelon and Generation discussed below. The following table provides a summary of the fair value balances recorded by Exelon, ComEd and Generation as of March 31, 2006:

	Generation						Exelon
							Energy-
	Cash-Flow	Other	Proprietary				Related
Derivatives	Hedges	Derivatives	Trading	SubTotal	ComEd	Other(a)	Derivatives

Current assets	$347	$266	$24	$637	$—	$—	$637
Noncurrent assets	200	10	121	331	—	38	369

Total mark-to-market energy contract assets	$547	$276	$145	$968	$—	$38	$1,006

Current liabilities	$(640)	$(289)	$(18)	$(947)	$(6)	—	$(953)
Noncurrent liabilities	(276)	(36)	(120)	(432)	(4)	(1)	(437)

Total mark-to-market energy contract liabilities	$(916)	$(325)	$(138)	(1,379)	$(10)	(1)	$(1,390)

Total mark-to-market energy contract net assets (liabilities)	$(369)	$(49)	$7	$(411)	$(10)	$37	$(384)

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.
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

Cash-Flow Hedges (Generation)
      The tables below provide details of effective cash-flow hedges under SFAS No. 133 included on Generation’s Consolidated Balance Sheets as of March 31, 2006. The data in the table is indicative of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all derivatives are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s derivatives. The tables also include the activity of accumulated OCI related to cash-flow hedges for the three months ended March 31, 2006 and 2005, providing information about the changes in the fair value of hedges and the reclassification from OCI into earnings.

Total Cash-Flow
Hedge OCI Activity,
Three Months Ended March 31, 2006	Net of Income Tax

Accumulated OCI derivative loss at December 31, 2005	$(314)
Changes in fair value	46
Reclassifications from OCI to net income	45

Accumulated OCI derivative loss at March 31, 2006	$(223)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Cash-Flow
Hedge OCI Activity,
Three Months Ended March 31, 2005	Net of Income Tax

Accumulated OCI derivative loss at December 31, 2004	$(137)
Changes in fair value	(176)
Reclassifications from OCI to net income	54

Accumulated OCI derivative loss at March 31, 2005	$(259)

      At March 31, 2006, Generation had net unrealized pre-tax losses on cash-flow hedges of $369 million in accumulated OCI. Based on market prices at March 31, 2006, approximately $293 million of these deferred net pre-tax unrealized losses on derivative instruments in accumulated OCI are expected to be reclassified to earnings during the next twelve months. However, the actual amount reclassified to earnings could vary due to future changes in market prices. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to earnings when the forecasted purchase or sale of the energy commodity occurs. The majority of Generation’s cash-flow hedges are expected to settle within the next three years.
      Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $75 million pre-tax loss and a $87 million pre-tax loss for the three months ended March 31, 2006 and 2005, respectively.

Other Derivatives (Exelon, ComEd and Generation)
      Exelon and Generation enter into certain contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133 or are not designated as cash-flow hedges. These contracts are also entered into to economically hedge and limit the market price risk associated with energy commodity prices. Changes in the fair value of these derivative contracts are recognized in current earnings. For the three months ended March 31, 2006 and 2005, Exelon, ComEd and Generation recognized the following net unrealized mark-to-market gains (losses), realized mark-to-market gains and total mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity of certain non-trading purchase power and sale contracts pursuant to SFAS No. 133. Mark-to-market activity on non-trading purchase power and sale contracts are reported in fuel and purchased power.

Three Months Ended March 31, 2006	Generation	ComEd(a)	Other(b)	Exelon

Unrealized mark-to-market gains (losses)	$(57)	$(10)	$13	$(54)
Realized mark-to-market gains	35	—	—	35

Total net mark-to-market gains (losses)	$(22)	$(10)	$13	$(19)

(a)	See “Energy-Related Derivatives” above.

(b)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2005	Generation	ComEd	Other(a)	Exelon

Unrealized mark-to-market gains	$53	$—	$—	$53
Realized mark-to-market gains	10	—	—	10

Total net mark-to-market gains	$63	$—	$—	$63

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.
     Proprietary Trading Activities. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Management Committee. These contracts are recognized on the Consolidated Balance Sheets at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For the three months ended March 31, 2006 and 2005, Exelon and Generation recognized the following net unrealized mark-to-market gains, realized mark-to-market gains and total mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for trading purposes. Gains and losses associated with financial trading are reported as revenue in Exelon’s Consolidated Statements of Income and Comprehensive Income.

	Three
	Months
	Ended
	March 31,

	2006	2005

Unrealized mark-to-market gains	$2	$5
Realized mark-to-market gains (losses)	(2)	7

Total net mark-to-market gains	$—	$12

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      (Dollars in millions except per share data, unless otherwise noted)
General
      Exelon is a public utility holding company. It operates through subsidiaries in the following business segments:

•	ComEd, whose business includes the purchase and regulated retail and wholesale sale of electricity and distribution and transmission services in northern Illinois, including the City of Chicago.

•	PECO, whose businesses include the purchase and regulated retail sale of electricity and distribution and transmission services in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

•	Generation, which consists principally of the electric generating facilities and wholesale energy marketing operations of Generation, the competitive retail sales business of Exelon Energy Company and certain other generation projects.
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
EXELON CORPORATION
Executive Overview
      Financial Results. Exelon’s net income was $400 million for the three months ended March 31, 2006 as compared to $521 million for the same period in 2005 and diluted earnings per average common share were $0.59 for the three months ended March 31, 2006 as compared to $0.77 for the same period in 2005. The decrease was primarily due to the following:

•	unrealized mark-to-market losses on contracts not yet settled;

•	unfavorable weather conditions in Exelon’s service areas;

•	higher operating and maintenance expenses, including expenses related to stock compensation as a result of adopting FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R) and higher non-outage operating costs and nuclear refueling expenses;

•	increased depreciation and amortization expense, primarily related to competitive transition charge (CTC) amortization at PECO;

•	reduced earnings from investments in synthetic fuel-producing facilities;

•	a gain recorded in 2005 associated with the sale of Exelon’s investment in Sithe Energies, Inc. (Sithe);

•	increased interest expense associated with the debt issued in March 2005 to fund Exelon’s pension contribution; and

•	increased taxes other than income due to favorable real estate tax settlements at PECO and Generation in 2005.
      The factors driving the overall decrease in net income above were partially offset by the following:

•	higher margins on Generation’s wholesale market sales;

•	increased electric revenues at PECO associated with certain scheduled rate increases; and

•	increased kWh deliveries, excluding the effects of weather, reflecting load growth at ComEd and PECO.
      Investment Strategy. Exelon continues to follow a disciplined approach in investing to maximize earnings and cash flows from its assets and businesses, while selling those investments that do not meet its strategic goals. Highlights from the first quarter of 2006 include the following:

•	Proposed Merger with Public Service Enterprise Group Incorporated (PSEG) — On December 20, 2004, Exelon entered into a merger agreement with PSEG (Merger), and shareholders of both companies approved the transaction in July 2005. As of April 25, 2006, all material regulatory actions required to complete the Merger have been completed with the exception of the approval from the New Jersey Board of Public Utilities (NJBPU) and the United States Nuclear Regulatory Commission (NRC) and the review by the United Sates Department of Justice (DOJ).

In New Jersey, hearings for the Merger review concluded at the end of March 2006. Settlement discussions began in December and are expected to resume soon. Exelon expects to complete all regulatory reviews and close the Merger in the third quarter of 2006.
      Financing Activities. During the first quarter of 2006, Exelon met its capital resource requirements primarily with internally generated cash. When necessary, Exelon obtains funds from external sources, including capital markets, and through bank borrowings. In February 2006, ComEd and Generation entered into credit facilities totaling $1 billion and $950 million, respectively. In addition, in March 2006, ComEd issued $325 million of First Mortgage Bonds. See Note 7 of the Combined Notes to the Consolidated Financial Statements for further information on the credit facilities and the bond issuance.
      Regulatory and Environmental Developments. The following significant regulatory and environmental developments occurred in the first quarter of 2006. See Notes 5 and 13 of the Combined Notes to the Consolidated Financial Statements for further information.

•	Illinois Procurement Filing — On January 24, 2006, the Illinois Commerce Commission (ICC) approved ComEd’s procurement case, authorizing ComEd to procure power after 2006 through a reverse-auction competitive bidding process and to recover the costs from retail customers with no markup. The auction will be administered by an independent auction manager, with oversight by the ICC staff. The first auction is scheduled to take place during the fall, at which time ComEd’s entire load will be up for bid. To mitigate the effects of changes in future prices, the load will be staggered in three-year contracts. ComEd, the Attorney General of Illinois, Citizens Utility Board and other parties have filed appeals for review of portions of the order with the Illinois Appellate Court. While ComEd is generally supportive of the order in the procurement case, ComEd has objected to the requirement for a prudence review.

•	House Bill 5766 — On February 24, 2006, House Bill 5766 was introduced in the Illinois General Assembly and was referred to the Rules Committee. This bill, if enacted into law, would result in the extension of the retail rate freeze in Illinois. As ComEd believes the proposed legislation, if enacted into law, would have serious detrimental effects on Illinois, ComEd, and consumers of electricity, ComEd and others are vigorously opposing this legislative initiative.

•	Nuclear Generating Station Groundwater — In February 2006, Exelon and Generation launched an initiative across its ten-station nuclear fleet to systematically assess systems that handle tritium and take the necessary actions to minimize the risk of inadvertent discharge of tritium to the environment. The initiative is in response to the detection of tritium in water samples taken related to leaks at the

Braidwood, Byron and Dresden nuclear generating stations in Illinois. There is no health or safety threat to existing drinking water wells or sources based on current testing results, and the drinking water tested in residential wells meets Federal safe drinking water standards. Exelon and Generation will continue to monitor these matters and are working with state and local officials to determine the appropriate remediation plans, where necessary.

      Outlook for 2006 and Beyond. Exelon’s future financial results will be affected by a number of factors, including the following:

•	Exelon expects the Merger will result in synergies, cost savings and operating efficiencies. Although Exelon expects to achieve these anticipated benefits of the Merger, achieving them is subject to a number of uncertainties.

•	Certain governmental officials and consumer advocacy groups claim that ComEd’s retail rates for electricity should not be based solely on its cost to procure electricity and capacity in the wholesale market. Additionally, certain parties to ComEd’s pending rate case proceeding have indicated ComEd’s rates for delivering energy should be reduced or not increased. If the price at which ComEd is allowed to sell electricity beginning in 2007 is below ComEd’s cost to procure and deliver electricity, or if ComEd is unable to recover its costs and investment through the Rate Case, there may be material adverse consequences to ComEd and, possibly, Exelon. However, the ICC’s unanimous approval of the reverse-auction process, barring any successful appeals or change in law, should provide ComEd with stability and greater certainty that it will be able to procure energy and pass through the costs of that energy to ComEd’s customers beginning in 2007 through a transparent market mechanism in the reverse-auction competitive bidding process. The results of the Rate Case are expected be known during the third quarter of 2006.

•	The price of power purchased and sold in the open wholesale energy markets can vary significantly in response to market conditions. Generally, between 60% and 70% of Generation’s supply currently serves ComEd and PECO customers. Consequently, Generation has historically limited its earnings exposure from the volatility of the wholesale energy market to the energy generated in excess of the ComEd and PECO requirements, as well as any other contracted longer term obligations. Following the expiration of the purchased power agreement (PPA) with ComEd at the end of 2006, approximately 70% to 80% of Generation’s supply will be exposed to energy market prices, increasing the volatility of Exelon’s results. While current market prices for electricity have increased significantly over the past few years due to the rise in natural gas and fuel prices in the market which has improved Generation’s margins due to its significant capacity of low-cost nuclear generating facilities, Generation’s ability to maintain those margins will depend on future fossil fuel prices and its ability to obtain high capacity factors at its nuclear plants. As mentioned previously, following the expiration of the PPA between ComEd and Generation, Exelon will increase the amount of power sold into the wholesale energy market. Based on recent increases in market prices, power now being sold to ComEd is likely to be sold in 2007 at higher prices than the prices previously received as part of the PPA.

•	Federal and state governing bodies have begun to introduce, and in some cases approve, legislation mandating the future use of renewable and alternative fuel sources, such as wind, solar, biomass and geothermal. The extent of the use of these renewable and alternative fuel sources varies by state and could change. The future requirement to use these renewable and alternative fuel sources for some portion of ComEd’s and PECO’s distribution sales could result in increased fuel costs and capital expenditures.

•	Exelon anticipates that it will be subject to the ongoing pressures of rising operating expenses due to increases in costs such as medical benefits and rising payroll costs due to inflation. Also, Exelon will continue to incur significant capital costs associated with its commitment to produce and deliver energy reliably to its customers. The Company is determined to operate its businesses responsibly and to appropriately manage its operating and capital costs while serving its customers and producing value for its shareholders.

•	Exelon, through three wholly owned subsidiaries, has investments in synthetic fuel-producing facilities. The IRS provides tax credits for such facilities under Section 45k (formerly Section 29) of the Internal Revenue Code. Based on the 2006 and 2007 New York Mercantile Exchange, Inc. index (NYMEX) futures prices per barrel of oil at March 31, 2006, Exelon estimates there will be a phase out of tax credits of 52% and 60% in 2006 and 2007, respectively. This would decrease Exelon’s net income as compared to 2005 by as much as $47 million and $53 million in 2006 and 2007, respectively. These estimates can change significantly due to the volatility in oil prices and pending legislation in Congress. See Note 10 of the Combined Notes to Consolidated Financial Statements and Liquidity and Capital Resources for further discussion.
Critical Accounting Policies and Estimates
      Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2005 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement welfare benefits, regulatory accounting, derivative instruments, contingencies, severance and revenue recognition.
          Stock-based compensation cost (Exelon, ComEd, PECO and Generation)
      On January 1, 2006, Exelon adopted SFAS No. 123-R, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured on the fair value of the equity or liability instruments at the date of grant and amortized over the vesting period. The fair value of stock options on the date of grant is estimated using the Black-Scholes-Merton option-pricing model, which requires assumptions such as dividends yield, expected volatility, risk-free interest rate, expected life and forfeiture rate. The fair value of performance share awards granted in the first quarter of 2006 was estimated using historical data for the previous two plan years and a Monte Carlo simulation model for the current plan year, which requires assumptions regarding Exelon’s total shareholder return relative to certain stock market indices and the stock beta and volatility of Exelon’s common stock and all stocks represented in these indices. See Note 3 of the Combined Notes to Consolidated Financial Statements for further information. If actual results differ significantly from the estimates, the Consolidated Financial Statements could be materially affected.
New Accounting Pronouncements
      See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005
Significant Operating Trends — Exelon

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
Exelon Corporation	2006	2005	Variance

Operating revenues	$3,861	$3,561	$300
Operating expenses
Purchased power and fuel expense	1,449	1,190	(259)
Operating and maintenance expense	1,037	949	(88)
Depreciation and amortization	363	319	(44)
Taxes other than income	194	172	(22)

Total operating expenses	3,043	2,630	(413)

Operating income	818	931	(113)
Other income and deductions	(218)	(197)	(21)

Income from continuing operations before income taxes	600	734	(134)
Income taxes	201	227	26

Income from continuing operations	399	507	(108)
Income from discontinued operations, net of income taxes	1	14	(13)

Net income	$400	$521	$(121)

Diluted earnings per share	$0.59	$0.77	$(0.18)

      Net Income. Exelon’s net income for the three months ended March 31, 2006 reflects $19 million of unrealized mark-to-market losses; unfavorable weather conditions in the ComEd and PECO service territories compared to the three months ended March 31, 2005; increased operating and maintenance expenses, including stock-based compensation as a result of adopting SFAS No. 123-R; increased depreciation and amortization expense, including CTC amortization at PECO; and increased interest expense primarily associated with the debt issued in 2005 to fund Exelon’s pension contribution; partially offset by higher realized prices on market sales at Generation; increased electric revenues at PECO associated with certain authorized rate increases; and increased kWh deliveries, excluding the effects of weather, reflecting load growth at ComEd and PECO. Exelon’s net income for the three months ended March 31, 2005 included $63 million of unrealized mark-to-market gains on non-trading activities; a gain resulting from the sale of Exelon’s investment in Sithe and; increased taxes other than income due to favorable real estate tax settlements at PECO and Generation.
      Operating Revenues. Operating revenues increased primarily due to an increase in wholesale and retail electric sales and retail gas sales at Generation due to an increase in market prices; higher kWh deliveries at ComEd and PECO, excluding the effects of weather; and scheduled electric rate increases at PECO; partially offset by unfavorable weather conditions in the ComEd and PECO service territories; and a mark-to-market loss associated with one wholesale contract at ComEd. See further analysis and discussion of operating revenues by segment below.
      Purchased Power and Fuel Expense. Purchased power and fuel expense increased primarily due to overall higher market energy prices; higher natural gas and oil prices; and unrealized mark-to-market losses from non-trading activities. Purchased power represented 18% of Generation’s total supply for the three months ended March 31, 2006 compared to 21% for the three months ended March 31, 2005. See further analysis and discussion of purchased power and fuel expense by segment below.

      Operating and Maintenance Expense. Operating and maintenance expense increased primarily due to an increase in nuclear refueling and non-outage operating costs at Generation and expenses related to stock compensation as a result of adopting SFAS No. 123-R. See further discussion of operating and maintenance expenses by segment below.
      Depreciation and Amortization Expense. Depreciation and amortization expense increased primarily due to additional CTC amortization at PECO and additional plant placed in service.
      Taxes Other Than Income. Taxes other than income increased primarily due to a reduction in 2005 of previously established real estate tax reserves at PECO and Generation and a net increase in utility revenue taxes at ComEd and PECO.
      Other Income and Deductions. The change in other income and deductions reflects increased interest expense associated with the debt issued in 2005 to fund Exelon’s voluntary pension contribution; higher interest rates on variable rate debt outstanding; higher interest expense on Generation’s one-time fee for pre-1983 spent nuclear fuel obligations; and an interest payment associated with a tax resolution at Generation related to Sithe.
      Effective Income Tax Rate. The effective income tax rate from continuing operations was 33.5% for the three months ended March 31, 2006 compared to 30.9% for the three months ended March 31, 2005. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. In addition, Exelon has sold or wound down substantially all components of Enterprises. Accordingly, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Income and Comprehensive Income. See Notes 2 and 3 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and certain Enterprises businesses as discontinued operations. The results of Sithe are included in the Generation discussion below.
      The income from discontinued operations decreased by $13 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the gain on the sale of Sithe in the first quarter of 2005.

Results of Operations by Business Segment
      The comparisons of operating results and other statistical information for the three months ended March 31, 2006 compared to the same period in 2005 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income from Continuing Operations by Business Segment

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2006	2005	Variance

ComEd	$54	$70	$(16)
PECO	93	129	(36)
Generation	268	304	(36)
Other(a)	(16)	4	(20)

Total	$399	$507	$(108)

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel- producing facilities and intersegment eliminations.

Net Income by Business Segment

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2006	2005	Variance

ComEd	$54	$70	$(16)
PECO	93	129	(36)
Generation	268	320	(52)
Other(a)	(15)	2	(17)

Total	$400	$521	$(121)

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel- producing facilities and intersegment eliminations.

Results of Operations — ComEd

	Three Months
	Ended March 31,		Favorable
			(Unfavorable)
	2006	2005	Variance

Operating revenues	$1,426	$1,386	$40
Operating expenses
Purchased power	862	820	(42)
Operating and maintenance	216	203	(13)
Depreciation and amortization	98	97	(1)
Taxes other than income	81	78	(3)

Total operating expenses	1,257	1,198	(59)

Operating income	169	188	(19)

Other income and deductions
Interest expense	(76)	(74)	(2)
Equity in losses of unconsolidated affiliates	(3)	(4)	1
Other, net	1	6	(5)

Total other income and deductions	(78)	(72)	(6)

Income before income taxes	91	116	(25)
Income taxes	37	46	9

Net income	$54	$70	$(16)

      Net Income. ComEd’s net income for the three months ended March 31, 2006 compared to the same period in 2005 reflects slightly higher operating revenues offset by higher purchased power and operating and maintenance expenses as more fully described below.

      Operating Revenues. The changes in operating revenues for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Customer choice	$47
Volume	24
Weather	(21)
Rate changes and mix	(8)

Retail revenue	42

Wholesale and miscellaneous revenues	8
Mark-to-market wholesale contract	(10)

Increase in operating revenues	$40

      Customer choice. For the three months ended March 31, 2006 and 2005, 32% and 34%, respectively, of energy delivered to ComEd’s retail customers was provided by alternative electric suppliers or under the Power Purchase Option (PPO).
      All ComEd customers have the choice to purchase energy from an alternative electric supplier. This choice does not affect the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. As of March 31, 2006, one alternative supplier was approved to serve residential customers in the ComEd service territory. However, no residential customers have selected this alternative supplier.

	Three Months
	Ended March 31,

	2006	2005

Retail customers purchasing energy from an alternative electric supplier:
Volume (GWhs)(a)	3,845	4,826
Percentage of total retail deliveries	18%	22%
Retail customers purchasing energy from an alternative electric supplier or the ComEd PPO:
Number of customers at period end	20,717	21,281
Percentage of total retail customers	(b )	(b )
Volume (GWhs)(a)	6,877	7,336
Percentage of total retail deliveries	32%	34%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Less than one percent.
     Volume. Revenues were $24 million higher for the three months ended March 31, 2006 compared to the same period in 2005 due primarily to an increase in commercial and industrial deliveries excluding the effects of weather.
      Weather. Revenues were lower by $21 million due to unfavorable weather conditions for the three months ended March 31, 2006 compared to the same period in 2005. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather in non-summer months reduces demand. In ComEd’s service territory, heating degree days were 11% lower, during the three months ended March 31, 2006 compared to the same period in 2005.

      Rate changes and mix. The $8 million decline in revenue related to rate and mix changes represents differences in year-over-year consumption between various customer classes as well as a decline in the CTC paid by customers of alternate retail electric suppliers due to the increase in market energy prices. The average rate paid by various customers is dependent on the amount and time of day that the power was consumed. Changes in customer consumption patterns, including increased usage, can result in an overall decrease in the average rate even though the tariff or rate schedule remains unchanged.
      Wholesale and miscellaneous revenues. The wholesale and miscellaneous revenues increase of $8 million primarily reflects an increase in transmission revenue reflecting increased peak and kWh load within the ComEd service territory in 2006 versus the same period in 2005.
      Mark-to-market wholesale contract. Market-to-market wholesale revenues reflect a $10 million mark-to-market loss associated with one wholesale contract that had previously been recorded as a normal sale under FAS 133. This contract expires in December 2007.
      Purchased Power Expense. The changes in purchased power expense for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Customer choice	$46
Volume	13
SECA rates	15
PJM Interconnection, LLC (PJM) transmission	12
Prices	(29)
Weather	(15)

Increase in purchased power expense	$42

      Customer choice. The $46 million increase in purchased power expense from customer choice was primarily due to fewer ComEd non-residential customers electing to purchase energy from an alternative electric supplier due to the increase in market prices for energy.
      Volume. The $13 million increase in purchased power reflects increased usage by ComEd supplied customers on a weather normalized basis versus the same period in 2005.
      Seams Elimination Charge/ Cost Adjustment/ Assignment (SECA) rates. Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and ComEd became obligated to pay SECA charges. These charges are currently being collected subject to refund as they are being disputed. As a result of current events related to SECA disputes, during the first quarter of 2006, ComEd increased its reserve for amounts to be refunded. SECA charges expired on March 31, 2006 and are no longer collected. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the SECA rates.
      PJM transmission. The increase in PJM transmission expense reflects increased peak and kWh consumption by ComEd supplied customers due to load growth as well as an increase in ComEd supplied customers driven by more customers choosing ComEd for supply due to higher market prices.
      Prices. Purchased power decreased by $29 million due to the decrease in contracted energy prices under the PPA that ComEd has with Generation. The current PPA contract was entered into in March 2004 and reflects forward power prices in existence at that time. This PPA terminates at the end of 2006 and is expected to be replaced with the auction process approved by the ICC in January of this year. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the auction process.
      Weather. The $15 million decrease in purchased power expense attributable to weather was due to unfavorable weather conditions in the ComEd service territory, which decreased the amount of electricity sold.

      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Fringe benefits(a)	$11
Corporate allocations	3
Severance-related expenses	1
PSEG merger integration costs	1
Other	(3)

Increase in operating and maintenance expense	$13

(a)	Reflects increases in various fringe benefits including increased stock compensation expense of $8 million primarily due to Exelon’s and ComEd’s adoption of SFAS No. 123-R on January 1, 2006 and increased pension and other postretirement benefits costs of $1 million.
     Depreciation and Amortization Expense. The changes in depreciation and amortization expense for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Depreciation expense	$2
Other amortization expense	(1)

Increase in depreciation and amortization expense	$1

      Taxes Other Than Income. The changes in taxes other than income for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Real estate taxes	$3
Taxes on utility revenues(a)	(2)
Other	2

Increase in taxes other than income	$3

(a)	As these taxes were collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in expense was offset by a corresponding increase in revenues.
     Interest Expense. The increase in interest expense of $2 million for the three months ended March 31, 2006 compared to 2005 was primarily due to additional short-term debt and higher interest rates.
      Other, Net. The changes in other, net for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Sale of receivable	$(3)
Other	(2)

Decrease in other, net	$(5)

      Income Taxes. The effective income tax rate was 40.7% for the three months ended March 31, 2006 compared to 39.7% for the three months ended March 31, 2005. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months
	Ended March 31,

Retail Deliveries — (in GWhs)	2006	2005	Variance	% Change

Full service(a)
Residential	6,797	7,111	(314)	(4.4)%
Small commercial & industrial	5,319	5,108	211	4.1%
Large commercial & industrial	2,179	1,780	399	22.4%
Public authorities & electric railroads	601	530	71	13.4%

Total full service	14,896	14,529	367	2.5%

PPO
Small commercial & industrial	1,509	1,025	484	47.2%
Large commercial & industrial	1,523	1,485	38	2.6%

	3,032	2,510	522	20.8%

Delivery only(b)
Small commercial & industrial	894	1,668	(774)	(46.4)%
Large commercial & industrial	2,951	3,158	(207)	(6.6)%

	3,845	4,826	(981)	(20.3)%

Total PPO and delivery only	6,877	7,336	(459)	(6.3)%

Total retail deliveries	21,773	21,865	(92)	(0.4)%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers electing to receive generation service from an alternative electric supplier.

	Three Months
	Ended March 31,

Electric Revenue	2006	2005	Variance	% Change

Full service(a)
Residential	$549	$565	$(16)	(2.8)%
Small commercial & industrial	388	371	17	4.6%
Large commercial & industrial	110	88	22	25.0%
Public authorities & electric railroads	36	33	3	9.1%

Total full service	1,083	1,057	26	2.5%

PPO(b)
Small commercial & industrial	102	65	37	56.9%
Large commercial & industrial	90	79	11	13.9%

	192	144	48	33.3%

Delivery only(c)
Small commercial & industrial	11	32	(21)	(65.6)%
Large commercial & industrial	27	38	(11)	(28.9)%

	38	70	(32)	(45.7)%

Total PPO and delivery only	230	214	16	7.5%

Total electric retail revenues	1,313	1,271	42	3.3%
Wholesale and miscellaneous revenue(d)	123	115	8	7.0%
Mark-to-market wholesale contract	(10)	—	(10)	n.m.

Total operating revenues	$1,426	$1,386	$40	2.9%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariffed rates, which include the cost of energy and the cost of the transmission and the distribution of the energy.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC.

(c)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive generation service from an alternative electric supplier, which includes a distribution charge and a CTC.

(d)	Wholesale and miscellaneous revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

n.m.	Not meaningful

Results of Operations — PECO

	Three Months
	Ended March 31,		Favorable
			(Unfavorable)
	2006	2005	Variance

Operating revenues	$1,407	$1,295	$112
Operating expenses
Purchased power and fuel	813	697	(116)
Operating and maintenance	148	134	(14)
Depreciation and amortization	171	136	(35)
Taxes other than income	65	54	(11)

Total operating expenses	1,197	1,021	(176)

Operating income	210	274	(64)
Other income and deductions
Interest expense	(69)	(72)	3
Equity in losses of unconsolidated affiliates	(3)	(4)	1
Other, net	3	2	1

Total other income and deductions	(69)	(74)	5

Income before income taxes	141	200	(59)
Income taxes	48	71	23

Net income	93	129	(36)
Preferred stock dividends	1	1	—

Net income on common stock	$92	$128	$(36)

      Net Income. PECO’s net income for the three months ended March 31, 2006 compared to the same period in 2005 decreased primarily due to higher CTC amortization and higher operating and maintenance expense. Electric and gas revenues, net of purchased power and fuel expense, were substantially unchanged as decreased sales due to unfavorable weather conditions were partially offset by increased electric revenues associated with certain authorized rate increases, including a scheduled CTC rate increase. The increases in CTC amortization expense and CTC rates are in accordance with PECO’s 1998 restructuring settlement with the Pennsylvania Public Utility Commission (PAPUC). The increase in CTC amortization expense exceeded the increase in revenues from higher CTC rates.
      Operating Revenues. The changes in PECO’s operating revenues for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

			Total
			Increase
	Electric	Gas	(Decrease)

Rate increases	$44	$130	$174
Customer choice	21	—	21
Volume	19	(13)	6
Other rate changes and mix	6	—	6
Weather	(32)	(65)	(97)

Retail revenue	58	52	110

Miscellaneous revenues	6	(4)	2

Increase in operating revenues	$64	$48	$112

      Rate increases. The $44 million increase in electric revenues attributable to electric rate increases reflects scheduled CTC and energy rate increases in accordance with PECO’s 1998 restructuring settlement with the PAPUC and the elimination of the aggregate $200 million electric distribution rate reductions over the period January 1, 2002 through December 31, 2005 ($40 million in 2005) related to the PAPUC’s approval of the merger between PECO and ComEd. The increase in gas revenues was due to increases in rates through PAPUC-approved changes to the purchased gas adjustment clause that became effective March 1, 2005 and December 1, 2005, partially offset by a subsequent decrease in rates effective March 1, 2006. The average purchased gas cost rate per million cubic feet in effect for the three months ended March 31, 2006 was 53% higher than the average rate for the same period in 2005.
      Customer choice. For the three months ended March 31, 2006 and 2005, 2% and 7%, respectively, of energy delivered to PECO’s retail customers was provided by alternative electric suppliers. All PECO customers have the choice to purchase energy from an alternative electric supplier. This choice does not affect the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. Operating income is not affected by customer choice since any increase or decrease in revenues is completely offset by any related increase or decrease in purchased power expense.

	Three Months
	Ended March 31,

	2006	2005

Retail customers purchasing energy from an alternative electric supplier:
Number of customers at period end	40,700	77,800
Percentage of total retail customers	3%	5%
Volume (GWhs)(a)	218	687
Percentage of total retail deliveries	2%	7%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).
     The increase in electric retail revenue associated with customer choice reflected customers from all customer classes returning to PECO as their electric supplier, primarily as a result of rising wholesale energy prices and two alternative electric suppliers exiting the market during 2005.
      Volume. The increase in electric revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, was primarily due to an increased number of customers and increased usage across all customer classes. The decrease in gas revenues attributable to lower delivery volume, exclusive of the effects of weather, was due to decreased customer usage, which is consistent with the impact of rising gas prices.
      Other rate changes and mix. The increase in electric revenues attributable to other rate changes and mix was primarily due to higher rates for certain large commercial and industrial customers whose rates reflect wholesale energy prices, which were higher in 2006 relative to 2005.
      Weather. The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand. Revenues were negatively affected by unfavorable weather conditions in PECO’s service territory, where heating degree days were 17% lower during the three months ended March 31, 2006 compared to the same period in 2005.
      Miscellaneous revenues. Electric revenues increased $6 million primarily due to increased PJM transmission revenue, and gas revenues decreased $4 million primarily due to decreased off-system sales.

      Purchased Power and Fuel Expense. The changes in PECO’s purchased power and fuel expense for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

			Total
			Increase
	Electric	Gas	(Decrease)

Rate increases	$32	$130	$162
Customer choice	21	—	21
PJM Transmission	10	—	10
Weather	(14)	(54)	(68)
Volume	6	(12)	(6)
Other	—	(3)	(3)

Increase in purchased power and fuel expense	$55	$61	$116

      Rate increases. PECO’s purchased power expense increased $16 million due to a change in the mix of average pricing related to its PPA with Generation. In addition, there was a $16 million increase in purchased power expense corresponding to the increase in electric revenues which was attributable to the scheduled energy rate increase. Fuel expense for gas increased due to higher gas prices. See “Operating Revenues” above.
      Customer choice. The increase in purchased power expense from customer choice was primarily due to customers from all customer classes returning to PECO as their electric supplier, primarily as a result of rising wholesale energy prices and two alternative energy suppliers exiting the market during 2005.
      PJM Transmission. The increase in PJM transmission expense reflects increased peak and kWh consumption by PECO supplied customers due to load growth as well as an increase in PECO supplied customers driven by more customers choosing PECO for supply due to higher market prices.
      Weather. The decrease in purchased power and fuel expense attributable to weather was primarily due to lower demand due to unfavorable weather conditions in the PECO service territory.
      Volume. The increase in purchased power expense attributable to volume, exclusive of the effects of weather and customer choice, was primarily due to an increased number of customers and increased usage across all customer classes. The decrease in gas fuel expense attributable to volume, exclusive of the effects of weather, was due to decreased customer usage, which is consistent with rising gas prices.
      Other. The decrease in gas fuel expense of $3 million was due to decreased off-system sales.
      Operating and Maintenance Expense. The changes in operating and maintenance expense for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Allowance for uncollectible accounts(a)	$13
Fringe benefits(b)	9
Implementation of new customer information and billing system	1
PSEG merger integration costs	1
Professional fees related to income tax refund claim(c)	(9)
Environmental reserve(d)	(4)
Other	3

Increase in operating and maintenance expense	$14

(a)	Primarily reflects higher accounts receivable balances in 2006 compared to 2005 resulting from increased revenues. See “Operating Revenues” above.

(b)	Reflects increases in various fringe benefits including increased stock compensation expense of $4 million primarily due to Exelon’s and PECO’s adoption of SFAS No. 123-R on January 1, 2006 and increased pension and other postretirement benefits costs of $3 million.

(c)	Represents a charge recorded in the first quarter of 2005 which was subsequently reversed in the third quarter of 2005. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information.

(d)	Represents a settlement related to one Superfund site in 2006. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information.
     Depreciation and Amortization Expense. The changes in depreciation and amortization expense for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

CTC amortization	$33
Other	2

Increase in depreciation and amortization expense	$35

      PECO’s additional amortization of the CTC is in accordance with its original settlement under the Pennsylvania Competition Act.
      Taxes Other Than Income. The changes in taxes other than income for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Reduction in real estate tax accrual in 2005(a)	$6
Taxes on utility revenues(b)	5

Increase in taxes other than income	$11

(a)	Represents the reduction of a real estate tax accrual in March 2005 following settlements between PECO and various taxing authorities related to prior year tax assessments. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information.

(b)	As these taxes were collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in tax expense was offset by a corresponding increase in revenues. Includes a $3 million adjustment for the period 2001 through 2005.
     Interest Expense. The decrease in interest expense of $3 million was primarily due to increased scheduled payments on long-term debt owed to PECO Energy Transition Trust (PETT), partially offset by an increase in interest rates on variable rate debt and an increased amount of commercial paper outstanding.
      Income Taxes. The effective income tax rate was 34.0% for the three months ended March 31, 2006 compared to 35.5% for the three months ended March 31, 2005. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

PECO Electric Operating Statistics and Revenue Detail
      PECO’s electric sales statistics and revenue detail were as follows:

	Three Months
	Ended
	March 31,

Retail Deliveries — (in GWhs)	2006	2005	Variance	% Change

Full service(a)
Residential	3,198	3,268	(70)	(2.1)%
Small commercial & industrial	1,883	1,732	151	8.7%
Large commercial & industrial	3,702	3,510	192	5.5%
Public authorities & electric railroads	243	227	16	7.0%

Total full service	9,026	8,737	289	3.3%

Delivery only(b)
Residential	18	104	(86)	(82.7)%
Small commercial & industrial	182	397	(215)	(54.2)%
Large commercial & industrial	18	186	(168)	(90.3)%

Total delivery only	218	687	(469)	(68.3)%

Total retail deliveries	9,244	9,424	(180)	(1.9)%

(a)	Full service reflects deliveries to customers taking electric service under tariffed rates.

(b)	Delivery only service reflects customers receiving electric generation service from an alternative electric supplier.

	Three Months
	Ended
	March 31,

Electric Revenue	2006	2005	Variance	% Change

Full service(a)
Residential	$405	$386	$19	4.9%
Small commercial & industrial	209	184	25	13.6%
Large commercial & industrial	295	263	32	12.2%
Public authorities & electric railroads	21	20	1	5.0%

Total full service	930	853	77	9.0%

Delivery only(b)
Residential	1	7	(6)	(85.7)%
Small commercial & industrial	9	18	(9)	(50.0)%
Large commercial & industrial	1	5	(4)	(80.0)%

Total delivery only	11	30	(19)	(63.3)%

Total electric retail revenues	941	883	58	6.6%

Miscellaneous revenues(c)	58	52	6	11.5%

Total electric and other revenue	$999	$935	$64	6.8%

(a)	Full service revenue reflects revenue from customers taking electric service under tariffed rates, which includes the cost of energy, the cost of the transmission and the distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from an alternative electric supplier, which includes a distribution charge and a CTC.

(c)	Miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

     PECO Gas Sales Statistics and Revenue Detail
      PECO’s gas sales statistics and revenue detail were as follows:

	Three Months
	Ended
	March 31,

Deliveries to customers (in million cubic feet (mmcf))	2006	2005	Variance	% Change

Retail sales	24,921	30,134	(5,213)	(17.3)%
Transportation	6,880	7,545	(665)	(8.8)%

Total	31,801	37,679	(5,878)	(15.6)%

	Three Months
	Ended
	March 31,

Revenue	2006	2005	Variance	% Change

Retail sales	$403	$350	$53	15.1%
Transportation	4	5	(1)	(20.0)%
Resales and other	1	5	(4)	(80.0)%

Total gas revenue	$408	$360	$48	13.3%

Results of Operations — Generation

	Three Months
	Ended
	March 31,		Favorable
			(Unfavorable)
	2006	2005	Variance

Operating revenues	$2,220	$2,020	$200
Operating expenses
Purchased power and fuel	974	808	(166)
Operating and maintenance	668	609	(59)
Depreciation and amortization	67	62	(5)
Taxes other than income	43	35	(8)

Total operating expenses	1,752	1,514	(238)

Operating income	468	506	(38)

Other income and deductions
Interest expense	(43)	(29)	(14)
Equity in losses of unconsolidated affiliates	(3)	—	(3)
Other, net	7	18	(11)

Total other income and deductions	(39)	(11)	(28)

Income from continuing operations before income taxes	429	495	(66)
Income taxes	161	191	30

Income from continuing operations	268	304	(36)
Income from discontinued operations, net of income taxes	—	16	(16)

Net income	$268	$320	$(52)

      Net Income. Generation’s net income for the three months ended March 31, 2006 compared to the same period in 2005 decreased due to higher operating and maintenance expense and higher interest expense, partially offset by higher revenue, net of purchased power and fuel expense. The increase in Generation’s revenue, net of purchased power and fuel expense was driven by higher average margins on wholesale market sales due to previously re-priced forward hedges at higher prices, combined with higher spot market prices and the impact of higher nuclear output. Generation’s net income for the three months ended March 31, 2005 reflects a gain on the sale of discontinued operations of $16 million (after tax).
      Operating Revenues. For the three months ended March 31, 2006 and 2005, Generation’s sales were as follows:

	Three Months
	Ended
	March 31,

Revenue	2006	2005	Variance	% Change

Electric sales to affiliates	$1,172	$1,118	$54	4.8%
Wholesale and retail electric sales	746	660	86	13.0%

Total energy sales revenue	1,918	1,778	140	7.9%

Retail gas sales	249	189	60	31.7%
Trading portfolio	2	6	(4)	(66.7)%
Other revenue(a)	51	47	4	8.5%

Total revenue	$2,220	$2,020	$200	9.9%

(a)	Includes sales related to tolling agreements, fossil fuel sales and decommissioning revenue from ComEd and PECO.

	Three Months
	Ended
	March 31,

Sales (in GWhs)	2006	2005	Variance	% Change

Electric sales to affiliates	29,924	28,453	1,471	5.2%
Wholesale and retail electric sales	14,308	17,010	(2,702)	(15.9)%

Total sales	44,232	45,463	(1,231)	(2.7)%

      Trading volumes of 6,985 GWhs and 5,751 GWhs for the three months ended March 31, 2006 and 2005, respectively, are not included in the table above.
      Electric sales to affiliates. Revenue from sales to affiliates increased $54 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase in revenue from sales to affiliates was primarily due to a $57 million increase from higher electric sales volume, slightly offset by overall lower prices resulting in a $3 million decrease in revenues. In the ComEd territories, higher volumes, driven by customers returning from alternative electric suppliers, resulted in a $47 million increase in revenues. The increase in revenues associated with volumes was offset by slightly lower prices as a result of a mix between peak and off-peak usage resulting in a $28 million decrease in revenues. In the PECO territories, the higher volumes resulted in additional revenues of $10 million and increases in prices resulted in $25 million in additional revenues.
      Wholesale and retail electric sales. The increase in Generation’s wholesale and retail electric sales for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Price	$193
Volume	(107)

Increase in wholesale and retail electric sales	$86

      Wholesale and retail electric sales increased $86 million due to an increase in market prices for the three months ended March 31, 2006 compared to the same period in 2005, partially offset by lower volumes of generation capacity sold to the market. The increase in market prices was primarily driven by higher fuel prices (e.g., oil and natural gas). Generation had less power to sell into the market as a result of higher demand for power sold to affiliates in 2006.
      Retail gas sales. Retail gas sales increased $60 million primarily due to higher gas prices in the overall market.
      Other revenues. The increase in other revenues for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to an increase in natural gas and oil sales.
      Purchased Power and Fuel Expense. Generation’s supply sources are summarized below:

	Three Months
	Ended
	March 31,

Supply Source (in GWhs)	2006	2005	Variance	% Change

Nuclear generation(a)	33,491	32,780	711	2.2%
Purchases — non-trading portfolio	7,770	9,546	(1,776)	(18.6)%
Fossil and hydroelectric generation	2,971	3,137	(166)	(5.3)%

Total supply	44,232	45,463	(1,231)	(2.7)%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants.

     The changes in Generation’s purchased power and fuel expense for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Price	$175
Volume	(94)
Mark-to-market	85

Increase in purchased power and fuel expense	$166

      Price. The increase reflects overall higher market energy prices for purchased power and higher natural gas and oil prices in 2006 as compared to the prior year. Energy market conditions resulted in overall higher prices for raw materials (e.g., oil, gas and coal) used in the production of electricity.
      Volume. The decreased volume for the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to lower volumes of power purchased in the market and decreased fossil generation slightly offset by higher nuclear and hydroelectric generation.
      Mark-to-market. Mark-to-market losses on hedging activities were $22 million for the three months ended March 31, 2006 compared to gains of $63 million for the same period in 2005.
      Generation’s average margin per MWh of electricity sold during the three months ended March 31, 2006 and 2005 were as follows:

	Three Months
	Ended
	March 31,

($/MWh)	2006	2005	% Change

Average electric revenue
Electric sales to affiliates	$39.17	$39.29	(0.3)%
Wholesale and retail electric sales	52.14	38.80	34.4%
Total — excluding the trading portfolio	43.36	39.11	10.9%
Average electric supply cost(a) — excluding the trading portfolio	16.44	13.84	18.8%
Average margin — excluding the trading portfolio	26.92	25.27	6.5%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.
     Nuclear fleet operating data and purchased power cost data for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months
	Ended
	March 31,

	2006	2005

Nuclear fleet capacity factor(a)	91.0%	89.9%
Nuclear fleet production cost per MWh(a)	$15.51	$14.64
Average purchased power cost for wholesale operations per MWh	46.72	47.14

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.
     The nuclear fleet capacity factor increased due to fewer planned refueling outage days during the three months ended March 31, 2006 compared to the same period in 2005. Higher costs for inspections and maintenance during planned refueling outages and higher inflationary cost increases for normal plant operations and maintenance offset the higher number of MWh’s generated and resulted in a higher production cost per MWh produced for the three months ended March 31, 2006 as compared to the same period in 2005. There were four planned refueling outages and seven non-refueling outages that began during the three months ended March 31, 2006, and the same number of planned refueling and non-refueling outages that began in the three months ended March 31, 2005.
      In late 2005, the generation levels of both Quad Cities’ units were reduced to pre-Extended Power Uprate (EPU) generation levels to address vibration — related equipment issues not directly related to the steam dryers. For the three months ended March 31, 2006, and the three months ended March 31, 2005, both Quad Cities’ units operated at pre-EPU generation levels. The units will be brought back to full EPU generation levels after all issues are addressed to ensure safe and reliable operations at the EPU output levels which is expected to occur in 2006.
      Operating and Maintenance Expense. The increase in operating and maintenance expense for the three months ended March 31, 2006 compared to the same period in 2005 consisted of the following:

Increase
(Decrease)

Nuclear refueling and non-outage operating costs	$25
Fringe benefits	27
Other	7

Increase in operating and maintenance expense	$59

      This net $59 million increase is primarily attributable to the following:

•	A $20 million increase in costs for normal plant operations and maintenance and inflationary costs and a $5 million increase in costs for inspections and maintenance during planned refueling outages.

•	A $27 million increase in various fringe benefits including increased stock-based compensation primarily as a result of Exelon’s adoption of SFAS No. 123-R as of January 1, 2006 and increased direct and allocated costs related to payroll, pension and other postretirement benefits expense.
      Depreciation and Amortization. The increase in depreciation and amortization expense for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to the increase in depreciation expense as a result of recent capital additions.
      Taxes Other Than Income. The increase in taxes other than income for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to a reduction in 2005 of a previously established real estate reserve recorded in 2005 associated with the settlement over the Three Mile Island Nuclear Station real estate assessment.
      Interest Expense. The increase in interest expense for the three months ended March 31, 2006 as compared to the same period in 2005 was attributable to higher interest rates on variable rate debt outstanding, higher interest expense on Generation’s one-time fee for pre-1983 spent nuclear fuel obligations to the Department of Energy and an interest payment made to the Internal Revenue Service in settlement of a tax matter.
      Other, Net. The decrease in other income for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to merger-related expenses recorded during the three months ended March 31, 2006 and lower decommissioning trust fund income for the AmerGen plants.
      Effective Income Tax Rate. The effective income tax rate from continuing operations was 37.5% for the three months ended March 31, 2006 compared to 38.6% for the three months ended March 31, 2005. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.
      Discontinued Operations. On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations for 2005 within Generation’s Consolidated Statements of Income and Comprehensive Income. There were no discontinued operations related to Sithe during the three months ended March, 31, 2006. See Notes 2 and 4 of the Combined Notes to

Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.
Liquidity and Capital Resources
      Capital resources are primarily provided by internally generated cash flows from operations. When necessary, Exelon obtains funds from external sources in the capital markets and through bank borrowings. Exelon’s access to external financing on reasonable terms depends on Exelon and its subsidiaries’ credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to the extent that Exelon no longer has access to the capital markets at reasonable terms, Exelon, PECO and Generation have access to revolving credit facilities with aggregate bank commitments of $1.5 billion that they currently utilize to support their commercial paper programs. In addition, ComEd and Generation have access to separate revolving credit facilities with aggregate bank commitments of $1 billion and $950 million, respectively. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion. Exelon expects cash flows to be sufficient to meet operating, financing and capital expenditure requirements. See “Liquidity and Capital Resources” within Exelon’s 2005 Annual Report on Form 10-K for further information.
      Exelon’s, ComEd’s and PECO’s working capital, defined as current assets less current liabilities, are in net deficit positions primarily due to continued capital expenditures to improve and expand their service systems, current portions of debt due to ComEd Transitional Funding Trust and PECO Energy Transition Trust as well as maturing long-term debt at ComEd. ComEd intends to refinance the maturing long-term debt during 2006. Exelon, ComEd and PECO have access to revolving credit facilities as described above. As more fully described below, ComEd did not pay a dividend during the first quarter 2006.
Cash Flows from Operating Activities
      ComEd’s and PECO’s cash flows from operating activities primarily result from sales of electricity and, in the case of PECO, gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the third quarter of each fiscal year. ComEd’s and PECO’s future cash flows will be affected by the economy, weather, customer choice, existing and future regulatory proceedings relating to their revenues and their ability to achieve operating cost reductions. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory proceedings. Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities will be affected by demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs.
      Cash flows from operations have been a reliable, steady source of cash flow, sufficient to meet operating and capital expenditures requirements. Operating cash flows after 2006 could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder the ability of PECO to fund its business requirements. Beginning in 2007, ComEd will purchase energy in the wholesale energy markets in order to meet the retail energy needs of ComEd’s customers because ComEd does not own any generation. If the price at which ComEd is allowed to sell energy beginning in 2007 is below ComEd’s cost to procure and deliver electricity, there may be potential material adverse consequences to ComEd and, possibly, Exelon. ComEd has proposed a “cap and deferral” program to mitigate the impact on its residential customers of transitioning to the post rate freeze period. If implemented, ComEd’s cash flows from operations would be reduced in the first years of the program, but would increase as any deferred amounts are collected. ComEd would also receive an appropriate return on any deferred balances. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of ComEd’s procurement case.
      Additionally, Exelon, through ComEd, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As discussed in Note 10 of the Combined Notes to Consolidated Financial Statements, this tax obligation is significant, and an adverse determination could require a significant payment.

’
      The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,

	2006	2005	Variance

Net income	$400	$521	$(121)
Add (subtract):
Non-cash operating activities(a)	594	1,125	(531)
Income taxes	35	(344)	379
Changes in working capital and other noncurrent assets and liabilities(b)	(237)	(349)	112
Pension contributions and postretirement healthcare benefit payments, net	56	(1,962)	2,018

Net cash flows provided by (used in) operations	$848	$(1,009)	$1,857

(a)	Represents depreciation, amortization and accretion, deferred income taxes, equity in losses of unconsolidated affiliates, and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.
     The increase of cash flows from operations during the three months ended March 31, 2006 compared to the same period in 2005 was primarily the result of $2 billion of discretionary contributions to Exelon’s pension plans, including contributions of $803 million, $109 million and $842 million by ComEd, PECO and Generation, respectively, during the first quarter of 2005, which was initially funded through a term loan agreement, as further described in the “Cash Flows from Financing Activities” section below.
      Cash flows provided by (used in) operations for the three months ended March 31, 2006 and 2005 by registrant were as follows:

	Three Months
	Ended March 31,

	2006	2005

Exelon	$848	$(1,009)
ComEd	297	(543)
PECO	247	72
Generation	602	(238)
      Excluding the March 2005 discretionary pension contributions discussed above, changes in Exelon’s, ComEd’s, PECO’s and Generation’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business.
      In addition, significant operating cash flow impacts for Generation for the three months ended March 31, 2006 and 2005 were as follows:

•	During the three months ended March 31, 2006 and 2005, Generation had net collections and net disbursements of counterparty collateral of $105 million and $23 million, respectively. The increase in cash flows was primarily due to changes in collateral requirements resulting from increased activity within exchange-based markets for energy and fossil fuel.

•	In January 2005, Exelon received a $102 million Federal income tax refund for capital losses generated in 2003 related to Generation’s previously owned investment in Sithe, which were carried back to prior periods. In the first quarter of 2006, Exelon remitted a $98 million payment to the IRS in connection with the settlement of the IRS’s challenge of the timing of the above-described deduction. This payment included $6 million of interest which was recognized as interest expense in the first quarter of

2006. Exelon expects to receive, in either the fourth quarter of 2006 or first quarter of 2007, approximately $92 million related to this same deduction in connection with the filing of its 2005 tax return.

Cash Flows from Investing Activities
      Cash flows provided by (used in) investing activities for the three months ended March 31, 2006 and 2005 by registrant were as follows:

	Three Months
	Ended
	March 31,

	2006	2005

Exelon	$(713)	$(566)
ComEd	(236)	21
PECO	(84)	(23)
Generation	(354)	(298)
      Capital expenditures by registrant and business segment for the three months ended March 31, 2006 and projected amounts for the twelve months ended 2006 are as follows:

	Three Months
	Ended	Projected
	March 31, 2006	2006

ComEd	$234	$925
PECO	90	333
Generation	286	1,115
Other(a)	3	68

Total Exelon capital expenditures	$613	$2,441

(a)	Other includes corporate operations and shared service entities, including BSC.
     Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
      ComEd and PECO. Approximately 50% of the projected 2006 capital expenditures at ComEd and PECO are for continuing projects to maintain and improve the reliability of their transmission and distribution systems. The remaining amount is for capital additions to support new business and customer growth. Exelon is continuing to evaluate its total capital spending requirements. Exelon anticipates that ComEd’s and PECO’s capital expenditures will be funded by internally generated funds, borrowings and the issuance of debt or preferred securities.
      Generation. Generation’s capital expenditures for 2006 reflect additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages) and nuclear fuel. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.
      Other significant investing activities for the three months ended March 31, 2006 and 2005 were as follows:

Exelon

•	Exelon contributed $33 million and $28 million to its investments in synthetic fuel-producing facilities during the three months ended March 31, 2006 and 2005, respectively.

ComEd

•	As a result of its prior contributions to the Exelon intercompany money pool, $207 million was returned to ComEd during the three months ended March 31, 2005.

PECO

•	As a result of its prior contributions to the Exelon intercompany money pool, $8 million and $34 million were returned to PECO during the three months ended March 31, 2006 and 2005, respectively.

Generation

•	On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation acquired Reservoir Capital Group’s 50% interest in Sithe for cash payments of $97 million and sold 100% of Sithe to Dynegy, for net cash proceeds of $103 million. See Note 4 of the Combined Notes to Consolidated Financial Statements for further discussion of the sale of Sithe.
      Acquisition of the Remaining Interest of Southeast Chicago Energy Project, LLC (SCEP). Generation and Peoples Calumet, LLC (Peoples Calumet), a subsidiary of Peoples Energy Corporation, are joint owners of SCEP, a 350-megawatt natural gas-fired, peaking electric power plant located in Chicago, Illinois, which began operation in 2002. In 2002, Generation and Peoples Calumet owned 70% and 30%, respectively, of SCEP. Pursuant to the joint owners agreement, Generation is obligated to purchase Peoples Calumet’s 30% interest ratably over a 20-year period. Generation has reflected the third-party interest in its majority-owned investment as a long-term liability in its consolidated financial statements. At March 31, 2006, the long-term liability associated with this third-party interest was approximately $46 million. On March 31, 2006, Generation entered into an agreement to accelerate the acquisition of Peoples Calumet’s interest in SCEP. Under the agreement, Generation would pay Peoples Calumet approximately $50 million for its remaining interest in SCEP. Generation expects to finance this transaction with the issuance of commercial paper. The transaction is subject to approval by the Federal Energy Regulatory Commission and is expected to be completed during the second quarter of 2006. The extinguishment of Generation’s long-term liability to Peoples Calumet and the anticipated loss resulting from this transaction will not be recorded until the completion of the transaction; however, as of March 31, 2006, the $46 million long-term liability to Peoples Calumet has been reclassified to other current liabilities within Exelon’s and Generation’s Consolidated Balance Sheets.

Cash Flows from Financing Activities
      Cash flows provided by (used in) financing activities for the three months ended March 31, 2006 and 2005 by registrant were as follows:

	Three Months
	Ended March 31,

	2006	2005

Exelon	$(101)	$1,436
ComEd	(63)	597
PECO	(120)	(48)
Generation	(251)	357
      On March 6, 2006, ComEd issued $325 million aggregate principal amount of its First Mortgage 5.90% Bonds, Series 103, due March 15, 2036. The proceeds of the bonds were used to supplement working capital previously used to refinance amounts that ComEd used to repay $54.2 million First Mortgage 9.875% Bonds, Series 75, due June 15, 2020, which ComEd redeemed in 2005; $162.9 million First Mortgage 7.00% Bonds, Series 93, which matured July 1, 2005; and $107.0 million 6.4% Notes which matured October 15, 2005.

      On March 7, 2005, Exelon entered into a $2 billion term loan agreement. The loan proceeds were used to fund discretionary contributions of $2 billion to Exelon’s pension plans, including contributions of $803 million, $109 million and $842 million by ComEd, PECO and Generation, respectively. To facilitate the contributions by ComEd, PECO and Generation, Exelon contributed the corresponding amounts to the capital of each company. See Note 10 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for further information.
      From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.
      Cash dividend payments and distributions during the three months ended March 31, 2006 and 2005 by registrant were as follows:

	Three Months
	Ended
	March 31,

	2006	2005

Exelon	$267	$267
ComEd	—	138
PECO	117	116
Generation	165	239
      On January 24, 2006, Exelon’s board of directors declared a quarterly dividend of $0.40 per share on Exelon’s common stock. Exelon paid dividends of $267 million on March 10, 2006 to shareholders of record at the close of business on February 15, 2006. Additionally, another dividend payment of $267 million is payable on June 10, 2006, to shareholders of record at the close of business on May 15, 2006, provided the Merger with PSEG has not closed. See “Dividends” section of ITEM 5 of Exelon’s 2005 Annual Report on Form 10-K for a further discussion of Exelon’s dividend policy.
      During the first quarter of 2006, ComEd did not pay a quarterly dividend. This decision by the ComEd Board of Directors not to declare a dividend was the result of several factors including ComEd’s need for a rate increase to cover existing costs and anticipated levels of future capital expenditures as well as the continued uncertainty related to ComEd’s regulatory filings as discussed in Note 5 of the Combined Notes to Consolidated Financial Statements. ComEd’s Board of Directors will continue to assess ComEd’s ability to pay a dividend on quarterly basis.
      The merger agreement with PSEG provides that Exelon will increase its quarterly dividend so that the first dividend paid after the Merger is equal, on an exchange ratio adjusted basis, to the dividend PSEG shareholders received in the quarter immediately prior to the Merger, up to a maximum of $0.47 per share of Exelon common stock. See Note 3 of the Combined Notes to Consolidated Financial Statements for information on the proposed Merger with PSEG.
      In 2003, Congress passed and President Bush signed into law the Jobs and Growth Tax Reconciliation Act, legislation which lowered the tax rate on capital gains and corporate dividends to 15% for most investors and to 5% for lower-income investors. Prior to enactment of this law, the maximum tax rate on dividend income was 38.6%. These provisions are scheduled to expire at the end of 2008, but Congress is currently considering legislation to extend the lower tax rates through 2010 as part of H.R. 4297, the Tax Relief Extension Reconciliation Act of 2005. The bill as passed by the House of Representatives (House) includes language to extend the current tax treatment of capital gains and dividends through 2010; the Senate-passed version does not include these provisions. A House-Senate conference committee is working to resolve the differences between the competing versions of the bill.

      Other significant financing activities for Exelon for the three months ended March 31, 2006 and 2005 were as follows:

•	Exelon purchased treasury shares totaling $54 million and $8 million during the three months ended March 31, 2006 and 2005, respectively.

•	Exelon received proceeds from employee stock plans of $81 million and $103 million during the three months ended March 31, 2006 and 2005, respectively.

•	There was $21 million and $0 of excess tax benefits included as a cash inflow in other financing activities during the three months ended March 31, 2006 and 2005, respectively.
      Intercompany Money Pool. During the first quarter of 2006, ComEd repaid $140 million that it had borrowed from the Exelon Intercompany money pool. Generation’s net borrowings from the Exelon intercompany money pool decreased $88 million and $246 million during the three months ended March 31, 2006 and March 31, 2005, respectively.

Credit Matters
      Exelon Credit Facilities. Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper by the Registrants. At December 31, 2005, the Registrants participated with a group of banks in a $1 billion unsecured revolving facility maturing on July 16, 2009 and a $500 million unsecured revolving credit facility maturing on October 31, 2006. These agreements were amended on February 22, 2006 to remove ComEd as a borrower and to remove provisions that would treat ComEd as a significant subsidiary of Exelon for purposes of its covenants and defaults under the credit agreements. In February 2006, ComEd entered into a $1 billion senior secured three year revolving credit agreement and Generation entered into additional bilateral credit facilities with aggregate bank commitments of $950 million. The Registrants may use the credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.
      At March 31, 2006, the Registrants had the following bank commitments and available capacity under the various credit agreements to which they are a party and the indicated amounts of outstanding commercial paper:

	Aggregate Bank	Available	Outstanding
Borrower	Commitment(a)	Capacity(b)	Commercial Paper

Exelon(c)	$200	$200	$93
ComEd	1,000	957	308
PECO(c)	500	500	307
Generation(c)	1,750	1,667	313

(a)	Represents the total bank commitments to the borrower under credit agreements to which the borrower is a party.

(b)	Available capacity represents the unused bank commitments under the borrower’s credit agreements net of outstanding letters of credit. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.

(c)	Exelon, PECO and Generation are parties to two credit agreements with aggregate bank commitments of $1.5 billion. The credit agreements contain separate sublimits for Exelon, PECO and Generation, which are reflected in the table, which sublimits may be changed upon written notification to the bank group.
     Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. In the cases of Exelon, PECO and Generation, the maximum LIBOR adder is 170 basis points; and in the case of ComEd, it is 200 basis points.
      The average interest rates on commercial paper for the three months ended March 31, 2006 for Exelon, ComEd, PECO and Generation were approximately 4.75%, 4.61%, 4.56% and 4.60%, respectively.

      The credit agreements require the Registrants to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation, interest on the debt of its project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the three-month period ended March 31, 2006:

	Exelon	ComEd	PECO	Generation

Credit agreement threshold	2.65 to 1	2.25 to 1	2.25 to 1	3.25 to 1
      At March 31, 2006, the Registrants were in compliance with the foregoing thresholds.
      The ComEd credit agreement imposes a restriction on future mortgage bond issuances by ComEd. It requires ComEd to maintain at least $1.75 billion of issuance availability (ignoring any interest coverage test) in the form of “property additions” or “bondable bond retirements” (previously issued, but now retired, bonds), most of which are required to be maintained in the form of “bondable bond retirements.” In general, a dollar of bonds can be issued under ComEd’s Mortgage on the basis of $1.50 of property additions, subject to an interest coverage test, or $1 of bondable bond retirements, which may or may not be subject to an interest coverage test. As of March 31, 2006, ComEd was in compliance with this requirement.
      Capital Structure. At March 31, 2006, the capital structures of the Registrants consisted of the following:

	Exelon
	Consolidated	ComEd	PECO(a)	Generation

Long-term debt	36%	28%	19%	28%
Long-term debt to affiliates(b)	19	11	49	—
Common equity	39	58	26	—
Member’s equity	—	—	—	67
Preferred securities	—	—	1	—
Commercial paper and notes payable	6	3	5	5

(a)	As of March 31, 2006, PECO’s capital structure, excluding the deduction from shareholders’ equity of the $1.2 billion receivable from Exelon (which amount is deducted for GAAP purposes as reflected in the table, but is excluded from the percentages in this footnote), consisted of 38% common equity, 1% preferred securities, 4% notes payable and 57% long- term debt, including long-term debt to unconsolidated affiliates.

(b)	Includes $4.3 billion, $1.3 billion and $3.0 billion owed to unconsolidated affiliates of Exelon, ComEd and PECO, respectively, that qualify as special purpose entities under FIN 46-R. These special purpose entities were created for the sole purpose of issuing debt obligations to securitize intangible transition property and CTCs of ComEd and PECO or mandatorily redeemable preferred securities. See Note 1 of Exelon’s Notes to Consolidated Financial Statements within Exelon’s 2005 Annual Report on Form 10-K for further information regarding FIN 46-R.
     Intercompany Money Pool. To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Participation in the money pool is subject to authorization by the corporate treasurer. As of January 10, 2006, ComEd suspended participation in the money pool. PECO, Generation and BSC may participate in the money pool as lenders and borrowers, and Exelon and UII, LLC, a wholly owned subsidiary of Exelon, may participate as lenders. Funding of, and borrowings from, the money pool are predicated on whether the contributions and borrowings result in economic benefits. Interest on borrowings is based on short-term market rates of interest or, if from an external source, specific borrowing rates. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended

March 31, 2006 are described in the following table in addition to the net contribution or borrowing as of March 31, 2006:

			March 31,
			2006
	Maximum	Maximum	Contributed
	Contributed	Borrowed	(Borrowed)

ComEd(a)	$—	$140	$—
PECO	21	11	—
Generation	11	206	(4)
BSC	—	134	—
UII, LLC	4	—	4
Exelon	248	—	—

(a)	During the first quarter of 2006, ComEd suspended participation in the intercompany money pool.
     Security Ratings. The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. The securities ratings of the Registrants have not changed from those set forth in Exelon’s 2005 Annual Report on Form 10-K. None of Exelon’s borrowings is subject to default or prepayment as a result of a downgrading of securities although such a downgrading could increase fees and interest charges under Exelon’s credit agreements.
      Shelf Registrations. As of March 31, 2006, Exelon, ComEd and PECO had current shelf registration statements for the sale of $300 million, $230 million and $550 million, respectively, of securities that were effective with the SEC. The ability of Exelon, ComEd or PECO to sell securities off their shelf registration statements or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.
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
      The following table (in dollars) provides the estimated phase-out range for 2007 based on the NYMEX per barrel price of oil. The table also contains the annual average NYMEX future prices per barrel at December 31, 2007.

Estimated
2007

Beginning of Phase-Out Range(a)	$61
End of Phase-Out Range(a)	76
Annual Average NYMEX Future Price	70

(a)	Estimated phase-out ranges are calculated using inflation rates published by the IRS after year-end. The inflation rate used by Exelon to estimate the 2007 phase-out ranges was 2%.
     Based on the 2007 NYMEX futures prices at March 31, 2006, Exelon estimates there will be a phase-out of tax credits of 60% in 2007. This would decrease Exelon’s net income as compared to 2005 by as much as $53 million in 2007. These estimates can change significantly due to the volatility in oil prices. In addition, the Senate version of the Tax Reconciliation bill currently pending in Congress contains a provision that would base the phase-out of the credits on the previous year’s oil Reference Price. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further discussion.

Contractual Obligations and Off-Balance Sheet Arrangements
      Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments represent commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of March 31, 2006 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2005 Annual Report on Form 10-K except for the following:
     Exelon

•	Letters of credit and guarantees increased $52 million and $15 million, respectively, primarily as a result of Generation’s energy trading activities.
     ComEd

•	ComEd issued $325 million First Mortgage 5.90% Bonds, Series 103, due March 15, 2036.
     Generation

•	Letters of credit and guarantees increased $36 million and $15 million, respectively, primarily as a result of Generation’s energy trading activities.

COMMONWEALTH EDISON COMPANY
General
      ComEd operates in a single business segment and its operations consist of the purchase and regulated retail and wholesale sale of electricity and distribution and transmission services in northern Illinois, including the City of Chicago.
Executive Overview
      A discussion of items pertinent to ComEd’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.
Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
      A discussion of items pertinent to ComEd’s executive overview is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
Liquidity and Capital Resources
      ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper. ComEd’s access to external financing at reasonable terms may be significantly affected by developments in or related to the proceedings concerning its post-2006 rates and recovery of energy costs and will also be affected by its credit ratings and general business conditions, as well as that of the utility industry in general. See Note 5 of the Combined Notes to Consolidated Financial Statements for information regarding ComEd’s post-2006 rates and recovery of energy costs, including pending legislation to extend the current rate freeze. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
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

Credit Matters
      A discussion of items pertinent to ComEd’s credit facilities is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements
      A discussion of items pertinent to ComEd’s contractual obligations and off-balance sheet arrangements is set forth under “Contractual Obligations and Off-Balance Sheet Arrangements” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

PECO ENERGY COMPANY
General
      PECO operates in a single business segment and its operations consist of the purchase and regulated retail sale of electricity and distribution and transmission services in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and distribution services in the Pennsylvania counties surrounding the City of Philadelphia.
Executive Overview
      A discussion of items pertinent to PECO’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.
Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
      A discussion of items pertinent to PECO’s executive overview is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
Liquidity and Capital Resources
      PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to revolving credit facilities that PECO currently utilizes to support its commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
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

Credit Matters
      A discussion of items pertinent to PECO’s credit facilities is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements
      A discussion of items pertinent to PECO’s contractual obligations and off-balance sheet arrangements is set forth under “Contractual Obligations and Off-Balance Sheet Arrangements” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

EXELON GENERATION COMPANY
General
      Generation operates in a single business segment and its operations consist principally of the electric generating facilities and wholesale energy marketing operations of Generation, the competitive retail sales business of Exelon Energy Company and certain other generation projects.
Executive Overview
      A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.
Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
      A discussion of items pertinent to Generation’s executive overview is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.
Liquidity and Capital Resources
      Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to revolving credit facilities that Generation currently utilizes to support its commercial paper program and to issue letters of credit. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.
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

Credit Matters
      A discussion of items pertinent to Generation’s credit facilities is set forth under “Credit Matters” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Contractual Obligations and Off-Balance Sheet Arrangements
      A discussion of items pertinent to Generation’s contractual obligations and off-balance sheet arrangements is set forth under “Contractual Obligations and Off-Balance Sheet Arrangements” in “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s Risk Management Committee (RMC) approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity and risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the derivative and risk management activities.
Commodity Price Risk (Exelon, ComEd and Generation)
      To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels including oil, gas, coal and emission allowances. Exelon’s primary source of commodity price risk is at Generation; however, ComEd also has some commodity price risk associated with certain wholesale contracts.
      Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Non-trading contracts qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates within Exelon’s 2005 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of qualifying hedge contracts are recorded in other comprehensive income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs or are designated as fair-value hedges, in which case those changes are recognized in current earnings offset by changes in the fair value of the hedged item in current earnings. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings.
      ComEd has one wholesale contract accounted for as a derivative under SFAS No. 133. This contract, which previously qualified for the normal purchase and normal sales exception to SFAS No. 133, has been recorded at fair value beginning in the first quarter of 2006 since the exception is no longer applicable. As of March 31, 2006, the fair value of this contract of $10 million was recorded on ComEd’s Consolidated Balance Sheet, of which $6 million is classified as a current liability and $4 million is classified as a long-term liability.
      Normal Operations and Hedging Activities. Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is three years. Generation has an estimated 90% hedge ratio in 2006 for its energy marketing portfolio. This hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to ComEd’s and PECO’s retail load. ComEd’s and PECO’s retail load assumptions are based on forecasted average demand. The hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. Absent any efforts to mitigate market price exposure, the estimated market price exposure for Generation’s unhedged non-trading portfolio associated with a ten percent reduction in the annual average around-the-clock market price of electricity is approximately a $43 million decrease in net income for the remainder of 2006. This sensitivity assumes a 90% hedge ratio and that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.
      In connection with the 2001 corporate restructuring, Generation entered into a PPA, as amended, with ComEd under which Generation has agreed to supply all of ComEd’s load obligations through 2006. At times, ComEd’s load obligations are greater than the capacity of Generation’s owned generating units in the ComEd region. As such, Generation procures power through purchase power and lease agreements and has contracted for access to additional generation through bilateral long-term PPAs. Following the expiration of the Illinois transition period and the end of the PPA between Generation and ComEd in 2006, all of Generation’s supply in the ComEd region will be available for sale into the wholesale markets and exposed to changes in market prices.
      Proprietary Trading Activities. Generation began to use financial contracts for proprietary trading purposes in 2001. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the three months ended March 31, 2006 resulted in a realized gain of $2 million (before income taxes). Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $90,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2006 of $1,246 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and value-at-risk limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities.
      Trading and Non-Trading Marketing Activities. The following detailed presentation of the trading and non-trading marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).
      The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2006 to March 31, 2006. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total

Total mark-to-market energy contract net liabilities at January 1, 2006	$(540)
Total change in fair value during 2006 of contracts recorded in earnings	(55)
Reclassification to realized at settlement of contracts recorded in earnings	33
Reclassification to realized at settlement from OCI	76
Effective portion of changes in fair value — recorded in OCI	75
Purchase/sale/disposal of existing contracts or portfolios subject to mark-to-market	—

Total mark-to-market energy contract net liabilities at March 31, 2006	$(411)

      The following table details the balance sheet classification of Generation’s mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005

Current assets	$637	$916
Noncurrent assets	331	286

Total mark-to-market energy contract assets	968	1,202

Current liabilities	(947)	(1,282)
Noncurrent liabilities	(432)	(460)

Total mark-to-market energy contract liabilities	(1,379)	(1,742)

Total mark-to-market energy contract net liabilities	$(411)	$(540)

      The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available varies by commodity, region and product. The remainder of the assets represents contracts for which external valuations are not available, primarily option contracts. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2006 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Exelon holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.
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

	Maturities Within

						2011 and	Total Fair
(In millions)	2006	2007	2008	2009	2010	Beyond	Value

Normal Operations, qualifying cash-flow hedge contracts(a):
Actively quoted prices	$—	$—	$—	$—	$—	$—	$—
Prices provided by other external sources	(196)	(163)	(11)	—	—	—	(370)

Total	$(196)	$(163)	$(11)	$—	$—	$—	$(370)

Normal Operations, other derivative contracts(b):
Actively quoted prices	$(13)	$(51)	$7	$—	$—	$—	$(57)
Prices provided by other external sources	25	30	(6)	—	—	—	49
Prices based on model or other valuation methods	(25)	(8)	—	—	—	—	(33)

Total	$(13)	$(29)	$1	$—	$—	$—	$(41)

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in OCI.

(b)	Mark-to-market gains and losses on other non-trading and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.
     The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of March 31, 2006. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges from January 1, 2006 to March 31, 2006, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity,
	Net of Income Tax

	Power Team Normal	Interest-Rate	Total
	Operations and	and Other	Cash-Flow
(In millions)	Hedging Activities	Hedges	Hedges

Accumulated OCI derivative loss at January 1, 2006	$(314)	$(4)	$(318)
Changes in fair value	46	1	47
Reclassifications from OCI to net income	45	—	45

Accumulated OCI derivative loss at March 31, 2006	$(223)	$(3)	$(226)

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
      The following tables provide information on Generation’s credit exposure, net of collateral, as of March 31, 2006. They further delineate that exposure by the credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through Independent System Operators (ISOs) which are discussed below.

	Total			Number Of	Net Exposure Of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating as of March 31, 2006(a)	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure

Investment grade	$369	$101	$268	2	$90
Non-investment grade	25	2	23	—	—
No external ratings
Internally rated — investment grade	8	2	6	—	—
Internally rated — non-investment grade	2	1	1	—	—

Total	$404	$106	$298	2	$90

(a)	This table does not include accounts receivable exposure.

	Maturity of Credit Risk Exposure

			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating as of March 31, 2006(a)	2 Years	2-5 Years	5 Years	Collateral

Investment grade	$336	$33	$—	$369
Non-investment grade	24	1	—	25
No external ratings
Internally rated — investment grade	8	—	—	8
Internally rated — non-investment grade	2	—	—	2

Total	$370	$34	$—	$404

(a)	This table does not include accounts receivable exposure.
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
      ISOs. Generation participates in the following established, real-time energy markets that are administered by ISOs: PJM, ISO New England, New York ISO, Midwest ISO, Southwest Power Pool, Inc. and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the ISOs. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by the ISOs, the ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants.

Non-performance or non-payment by a major counterparty could result in a material adverse impact on Generation’s financial condition, results of operations or net cash flows.

Exelon
      Exelon’s consolidated balance sheets as of March 31, 2006 included a $513 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1,492 million, less unearned income of $979 million. The future minimum lease payments are supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.
Interest-Rate Risk (Exelon, ComEd, PECO and Generation)
           Variable Rate Debt. The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At March 31, 2006, the Registrants did not have any fair-value hedges or cash-flow interest-rate hedges outstanding. As of March 31, 2006, a hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $1 million decrease in Exelon’s pre-tax earnings. As of March 31, 2006, a hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease in pre-tax earnings of less than $1 million for ComEd, PECO and Generation.
Equity Price Risk (Exelon and Generation)
      Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2006, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $419 million reduction in the fair value of the trust assets. See Defined Benefit Pension and Other Postretirement Welfare Benefits in the Critical Accounting Policies and Estimates section within Exelon’s 2005 Annual Report on Form 10-K for information regarding the pension and other postretirement benefit trust assets.

Item 4.	Controls and Procedures
      During the first quarter of 2006, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
      Accordingly, as of March 31, 2006, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Exelon, ComEd, PECO and Generation are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. They are also parties to regulatory proceedings in connection with efforts to secure the regulatory approvals needed to consummate the Merger. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2005 Annual Report on Form 10-K and (b) Note 13 of the Combined Notes to Consolidated Financial Statements. Information regarding material developments in lawsuits and proceedings is included in Note 13 of the Combined Notes to Consolidated Financial Statements, including descriptions of (a) the civil enforcement action initiated in March 2006 by the Illinois Attorney General and the Will County State’s Attorney against Exelon, Generation and ComEd relating to releases of liquid tritium at Generation’s Braidwood nuclear generating plant, which seeks an injunction against further releases, remediation and civil penalties and (b) regulatory actions relating to discharges of liquid tritium at Generation’s Dresden and Byron nuclear plants. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors
      At March 31, 2006, the Registrants’ risk factors did not change significantly from December 31, 2005, except for the following:
The Registrants may incur substantial costs to fulfill their obligations related to environmental and other matters.
      The businesses in which the Registrants operate are subject to extensive environmental regulation by local, state and Federal authorities. These laws and regulations affect the manner in which the Registrants conduct their operations and make capital expenditures. These regulations affect how the Registrants handle air and water emissions and solid waste disposal and are an important aspect of their operations. Violations of these emission and disposal requirements can subject the Registrants to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties’ claims for alleged health or property damages. In addition, the Registrants are subject to liability under these laws for the costs of remediating environmental contamination of property now or formerly owned by the Registrants and of property contaminated by hazardous substances they generate. The Registrants have incurred and expect to incur significant costs related to environmental compliance, site remediation and clean-up. Remediation activities associated with MGP operations conducted by predecessor companies will be one component of such costs. Also, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.
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
      For additional information regarding environmental matters, see Note 13 of the of the Combined Notes to Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
   (c) Exelon
      The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(a)	Paid per Share	or Programs(b)	or Programs

January 1 — January 31, 2006	4,220	$52.39	—	(b	)
February 1 — February 28, 2006	1,033,311	56.60	947,600	(b	)
March 1 — March 31, 2006	6,003	55.62	—	(b	)

Total	1,043,534	56.58	947,600	(b	)

(a)	Shares other than those purchased as part of a publicly announced plan primarily represent restricted shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.

(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan (ESPP). The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s ESPP. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The share repurchase program has no specified limit and no specified termination date.

Item 6.     Exhibits

Exhibit
No.	Description

2-1	Amended and Restated Agreement and Plan of Merger dated as of October 20, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (File No. 0-01401, PECO Energy Company Form 10-Q for the quarter ended September 30, 2000, Exhibit 2-1).
2-2	Agreement and Plan of Merger between Exelon Corporation and Public Service Enterprise Group Incorporated dated as of December 20, 2004 (File No. 1-16169, Form 8-K dated December 21, 2004, Exhibit 2.1).

3-1	Articles of Incorporation of Exelon Corporation (Registration Statement No. 333-37082, Form S-4, Exhibit 3-1).

3-2	Amendment to Articles of Incorporation of Exelon Corporation (File No. 1-16169, Form 10-Q for the quarter ended June 30, 2004, Exhibit 3-1).

3-3	Amendment to Articles of Incorporation of Exelon Corporation (File No. 1-16169, Form 10-Q for the quarter ended September 30, 2005, Exhibit 3-10).

3-4	Amended and Restated Bylaws of Exelon Corporation, adopted January 27, 2004 (File No. 1-16169, 2003 Form 10-K Exhibit 3-2).

3-5	Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-01401, 2000 Form 10-K, Exhibit 3-3).

3-6	Bylaws of PECO Energy Company, adopted February 26, 1990 and amended January 26, 1998 (File No. 1-01401, 1997 Form 10-K, Exhibit 3-2).

3-7	Restated Articles of Incorporation of Commonwealth Edison Company effective February 20, 1985, including Statements of Resolution Establishing Series, relating to the establishment of three new series of Commonwealth Edison Company preference stock known as the “$9.00 Cumulative Preference Stock,” the “$6.875 Cumulative Preference Stock” and the “$2.425 Cumulative Preference Stock” (File No. 1-1839, 1994 Form 10-K, Exhibit 3-2).

3-8	Amended and Restated Bylaws of Commonwealth Edison Company, effective January 23, 2006 (File No. 1-1839, Form 8-K dated January 23, 2006, Exhibit 99.1).

3-9	Certificate of Formation of Exelon Generation Company, LLC (Registration Statement No. 333-85496, Form S-4, Exhibit 3-1).

3-10	First Amended and Restated Operating Agreement of Exelon Generation Company, LLC executed as of January 1, 2001 (File No. 333-85496, 2003 Form 10-K, Exhibit 3-8).

4-1	First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (Wachovia Bank, National Association), (Registration No. 2-2281, Exhibit B-1).
4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

Dated as of	File Reference	Exhibit No.

May 1, 1927	2-2881	B-1(c)
March 1, 1937	2-2881	B-1(g)
December 1, 1941	2-4863	B-1(h)
November 1, 1944	2-5472	B-1(i)
December 1, 1946	2-6821	7-1(j)
September 1, 1957	2-13562	2(b)-17
May 1, 1958	2-14020	2(b)-18
March 1, 1968	2-34051	2(b)-24
March 1, 1981	2-72802	4-46
March 1, 1981	2-72802	4-47

Dated as of	File Reference	Exhibit No.

December 1, 1984	1-01401, 1984 Form 10-K	4-2(b)
April 1, 1991	1-01401, 1991 Form 10-K	4(e)-76
December 1, 1991	1-01401, 1991 Form 10-K	4(e)-77
June 1, 1992	1-01401, June 30, 1992 Form 10-Q	4(e)-81
March 1, 1993	1-01401, 1992 Form 10-K	4(e)-86
May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-88
May 1, 1993	1-01401, March 31, 1993 Form 10-Q	4(e)-89
August 15, 1993	1-01401, Form 8-A dated August 19, 1993	4(e)-92
May 1, 1995	1-01401, Form 8-K dated May 24, 1995	4(e)-96
September 15, 2002	1-01401, September 30, 2002 Form 10-Q	4-1
October 1, 2002	1-01401, September 30, 2002 Form 10-Q	4-2
April 15, 2003	0-16844, March 31, 2003 Form 10-Q	4.1
April 15, 2004	0-16844, September 30, 2004 Form 10-Q	4-1-1

4-2	Exelon Corporation Dividend Reinvestment and Stock Purchase Plan (Registration Statement No. 333-84446, Form S-3, Prospectus).
4-3	Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Midwest Trust Company, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944 (File No. 2-60201, Form S-7, Exhibit 2-1).
4-3-1	Supplemental Indentures to aforementioned Commonwealth Edison Mortgage.

Dated as of	File Reference	Exhibit No.

August 1, 1946	2-60201, Form S-7	2-1
April 1, 1953	2-60201, Form S-7	2-1
March 31, 1967	2-60201, Form S-7	2-1
April 1,1967	2-60201, Form S-7	2-1
February 28, 1969	2-60201, Form S-7	2-1
May 29, 1970	2-60201, Form S-7	2-1
June 1, 1971	2-60201, Form S-7	2-1
April 1, 1972	2-60201, Form S-7	2-1
May 31, 1972	2-60201, Form S-7	2-1
June 15, 1973	2-60201, Form S-7	2-1
May 31, 1974	2-60201, Form S-7	2-1
June 13, 1975	2-60201, Form S-7	2-1
May 28, 1976	2-60201, Form S-7	2-1
June 3, 1977	2-60201, Form S-7	2-1
May 17, 1978	2-99665, Form S-3	4-3
August 31, 1978	2-99665, Form S-3	4-3
June 18, 1979	2-99665, Form S-3	4-3
June 20, 1980	2-99665, Form S-3	4-3
April 16, 1981	2-99665, Form S-3	4-3
April 30, 1982	2-99665, Form S-3	4-3
April 15, 1983	2-99665, Form S-3	4-3

Dated as of	File Reference	Exhibit No.

April 13, 1984	2-99665, Form S-3	4-3
April 15, 1985	2-99665, Form S-3	4-3
April 15, 1986	33-6879, Form S-3	4-9
June 15, 1990	33-38232, Form S-3	4-12
October 1, 1991	33-40018, Form S-3	4-13
October 15, 1991	33-40018, Form S-3	4-14
May 15, 1992	33-48542, Form S-3	4-14
September 15, 1992	33-53766, Form S-3	4-14
February 1, 1993	1-1839, 1992 Form 10-K	4-14
April 1, 1993	33-64028, Form S-3	4-12
April 15, 1993	33-64028, Form S-3	4-13
June 15, 1993	1-1839, Form 8-K dated May 21, 1993	4-1
July 15, 1993	1-1839, Form 10-Q for quarter ended June 30, 1993.	4-1
January 15, 1994	1-1839, 1993 Form 10-K	4-15
December 1, 1994	1-1839, 1994 Form 10-K	4-16
June 1, 1996	1-1839, 1996 Form 10-K	4-16
March 1, 2002	1-1839, 2001 Form 10-K	4-4-1
May 20, 2002
June 1, 2002
October 7, 2002
January 13, 2003	1-1839, Form 8-K dated January 22, 2003	4-4
March 14, 2003	1-1839, Form 8-K dated April 7, 2003	4-4
August 13, 2003	1-1839, Form 8-K dated August 25, 2003	4-4
February 15, 2005	1-16169, Form 10-Q for the quarter ended March 31, 2005	4-3-1
February 1, 2006	1-1839, Form 8-K dated February 22, 2006	99.3
February 22, 2006	1-1839, Form 8-K dated March 6, 2006	4.1

4-3-2	Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee (File No. 1-1839, 2001 Form 10-K, Exhibit 4-4-2).
4-3-3	Instrument dated as of January 31, 1996, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923 and Indentures Supplemental thereto, regarding individual trustee (File No. 1-1839, 1995 Form 10-K, Exhibit 4-29).
4-4	Indenture dated as of September 1, 1987 between Commonwealth Edison Company and Citibank, N.A., Trustee relating to Notes (File No. 1-1839, Form S-3, Exhibit 4-13).
4-5	Indenture dated June 1, 2001 between Generation and First Union National Bank (now U.S. Bank, N.A.) (Registration Statement No. 333-85496, Form S-4, Exhibit 4.1).
4-6	Indenture dated December 19, 2003 between Generation and Wachovia Bank, National Association (now U.S. Bank, N.A.) (File No. 333-85496, 2003 Form 10-K, Exhibit 4-6).
4-7	Indenture to Subordinated Debt Securities dated as of June 24, 2003 between PECO Energy Company, as Issuer, and Wachovia Bank National Association, as Trustee (now U.S. Bank, N.A.) (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.1).

4-8	Preferred Securities Guarantee Agreement between PECO Energy Company, as Guarantor, and Wachovia Trust Company, National Association (now U.S. Bank, N.A.), as Trustee, dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.2).
4-9	PECO Energy Capital Trust IV Amended and Restated Declaration of Trust among PECO Energy Company, as Sponsor, Wachovia Trust Company, National Association (now U.S. Bank, N.A.), as Delaware Trustee and Property Trustee, and J. Barry Mitchell, George R. Shicora and Charles S. Walls as Administrative Trustees dated as of June 24, 2003 (File No. 0-16844, PECO Energy Company Form 10-Q for the quarter ended June 30, 2003, Exhibit 4.3).
4-10	Indenture dated May 1, 2001 between Exelon and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Trust Company, National Association), as trustee (File No. 1-16169, Exelon Corporation Form 10-Q for the quarter ended June 30, 2005, Exhibit 4-10).
4-11	Form of $400,000,000 4.45% senior notes due 2010 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.1).
4-12	Form of $800,000,000 4.90% senior notes due 2015 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.2).
4-13	Form of $500,000,000 5.625% senior notes due 2035 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Exelon Corporation Form 8-K dated June 9, 2005, Exhibit 99.3).
10-1	Credit Agreement dated as of February 22, 2006 among Commonwealth Edison Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 1-1839, Form 8-K dated February 22, 2006, Exhibit 99.2).
10-2	First Amendment to Credit Agreement dated as of February 22, 2006, amending $50,000,000 Credit Agreement dated as of October 28, 2005 among, Exelon Corporation, Commonwealth Edison Company, PECO Energy Company, Exelon Generation Company, LLC, various financial institutions and JPMorgan Chase Bank, N.A., as administrative agent.
10-3	Second Amendment to Credit Agreement dated as of February 22, 2006, amending Five Year Credit Agreement dated as of July 16, 2004 among, Exelon Corporation, Commonwealth Edison Company, PECO Energy Company, Exelon Generation Company, LLC, various financial institutions and JPMorgan Chase Bank, N.A., as administrative agent.
10-4	Third Amendment to Credit Agreement dated as of February 22, 2006, amending Three Year Credit Agreement dated as of October 31, 2003 among, Exelon Corporation, Commonwealth Edison Company, PECO Energy Company, Exelon Generation Company, LLC, various financial institutions and JPMorgan Chase Bank, N.A., as administrative agent.
10-5	Bilateral Credit Facility dated as of February 10, 2006 between Exelon Generation Company, LLC and U.S. Bank National Association (File No. 333-85496, Form 8-K dated February 16, 2006, Exhibit 99.1).
10-6	Bilateral Credit Facility dated as of February 10, 2006 between Exelon Generation Company, LLC and Wachovia Bank, National Association (File No. 333-85496, Form 8-K dated February 10, 2006, Exhibit 10.1).
10-7	Bilateral Credit Facility dated as of February 10, 2006 between Exelon Generation Company, LLC and CitiBank, N.A. (File No. 333-85496, Form 8-K dated February 10, 2006, Exhibit 10.2).
10-8	Bilateral Credit Facility dated as of February 10, 2006 between Exelon Generation Company, LLC and HSBC Bank USA, National Association (File No. 333-85496, Form 8-K dated February 10, 2006, Exhibit 10.3).
10-9	Bilateral Credit Facility dated as of February 13, 2006 between Exelon Generation Company, LLC and Royal Bank of Scotland plc (File No. 333-85496, Form 8-K dated February 10, 2006, Exhibit 10.4).

10-10	Bilateral Credit Facility dated as of February 13, 2006 between Exelon Generation Company, LLC and Barclays Bank PLC (File No. 333-85496, Form 8-K dated February 10, 2006, Exhibit 10.5).
10-11	Bilateral Credit Facility dated as of February 13, 2006 between Exelon Generation Company, LLC and Wells Fargo Bank, National Association (File No. 333-85496, Form 8-K dated February 10, 2006, Exhibit 10.6).
      Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed by the following officers for the following companies:

31-1	—	Filed by John W. Rowe for Exelon Corporation
31-2	—	Filed by John F. Young for Exelon Corporation
31-3	—	Filed by Frank M. Clark for Commonwealth Edison Company
31-4	—	Filed by Robert K. McDonald for Commonwealth Edison Company
31-5	—	Filed by John L. Skolds for PECO Energy Company
31-6	—	Filed by John F. Young for PECO Energy Company
31-7	—	Filed by John L. Skolds for Exelon Generation Company, LLC
31-8	—	Filed by John F. Young for Exelon Generation Company, LLC
      Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed by the following officers for the following companies:

32-1	—	Filed by John W. Rowe for Exelon Corporation
32-2	—	Filed by John F. Young for Exelon Corporation
32-3	—	Filed by Frank M. Clark for Commonwealth Edison Company
32-4	—	Filed by Robert K. McDonald for Commonwealth Edison Company
32-5	—	Filed by John L. Skolds for PECO Energy Company
32-6	—	Filed by John F. Young for PECO Energy Company
32-7	—	Filed by John L. Skolds for Exelon Generation Company, LLC
32-8	—	Filed by John F. Young for Exelon Generation Company, LLC

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
April 26, 2006
      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ Frank M. Clark Frank M. Clark Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ J. Barry Mitchell J. Barry Mitchell President

/s/ Robert K. McDonald Robert K.McDonald Senior Vice President, Chief Financial Officer, Treasurer and Chief Risk Officer (Principal Financial Officer)	/s/ Matthew F. Hilzinger Matthew F. Hilzinger Senior Vice President and Corporate Controller, Exelon (Principal Accounting Officer)
April 26, 2006

      Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ John L. Skolds John L. Skolds President, Exelon Energy Delivery (Principal Executive Officer)	/s/ Denis P. O’Brien Denis P. O’Brien President

/s/ John F. Young John F. Young Executive Vice President, Finance and Markets and Chief Financial Officer, Exelon, and Chief Financial Officer (Principal Financial Officer)	/s/ Matthew F. Hilzinger Matthew F. Hilzinger Senior Vice President and Corporate Controller, Exelon (Principal Accounting Officer)
April 26, 2006
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
April 26, 2006