Form 10-Q
period 2007-03-31
EXELON CORP; PECO ENERGY CO; EXELON GENERATION CO LLC; COMMONWEALTH EDISON CO
filed 2007-04-25
CIK 1109357, 78100, 1168165, 22606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	Name of Registrant; State of Incorporation;	IRS Employer
Commission	Address of Principal Executive Offices; and	Identification
File Number	Telephone Number	Number

1-16169	EXELON CORPORATION (a Pennsylvania corporation) 10 South Dearborn Street P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-7398	23-2990190
333-85496	EXELON GENERATION COMPANY, LLC (a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348 (610) 765-5959	23-3064219
1-1839	COMMONWEALTH EDISON COMPANY (an Illinois corporation) 440 South LaSalle Street Chicago, Illinois 60605-1028 (312) 394-4321	36-0938600
000-16844	PECO ENERGY COMPANY (a Pennsylvania corporation) P.O. Box 8699 2301 Market Street Philadelphia, Pennsylvania 19101-8699 (215) 841-4000	23-0970240

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

The number of shares outstanding of each registrant’s common stock as of March 31, 2007 was:

Exelon Corporation Common Stock, without par value	672,650,097
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Exelon Corporation	✓
Exelon Generation Company, LLC			✓
Commonwealth Edison Company			✓
PECO Energy Company			✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Exelon Corporation, Exelon Generation Company, LLC, Commonwealth Edison Company and PECO Energy Company Yes ☐     No ☑.

FILING FORMAT

This combined Form 10-Q is being filed separately by Exelon Corporation (Exelon), Exelon Generation Company, LLC (Generation), Commonwealth Edison Company (ComEd), and PECO Energy Company (PECO) (collectively, the Registrants). Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants’ 2006 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, Item 1A of this Report, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 8. Financial Statements and Supplementary Data: Note 18, as updated by Note 13 of this Report; and (b) other factors discussed herein and in other filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

WHERE TO FIND MORE INFORMATION

The public may read and copy any reports or other information that the Registrants file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the website maintained by the SEC at www.sec.gov and the Registrant’s websites at www.exeloncorp.com. Information contained on Exelon’s website shall not be deemed incorporated into, or to be a part of, this Report.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended
	March 31,
(In millions, except per share data)	2007	2006

Operating revenues	$4,829	$3,861
Operating expenses
Purchased power	1,245	525
Fuel	770	937
Operating and maintenance	1,058	1,024
Depreciation and amortization	369	363
Taxes other than income	196	194

Total operating expenses	3,638	3,043

Operating income	1,191	818

Other income and deductions
Interest expense	(156)	(153)
Interest expense to affiliates, net	(57)	(71)
Equity in losses of unconsolidated affiliates and investments	(26)	(39)
Other, net	63	45

Total other income and deductions	(176)	(218)

Income from continuing operations before income taxes	1,015	600
Income taxes	334	201

Income from continuing operations	681	399

Discontinued operations
Income from discontinued operations (net of taxes of $2 and $0 for the three months ended March 31, 2007 and 2006, respectively)	5	1
Gain on disposal of discontinued operations (net of taxes of $3 and $0 for the three months ended March 31, 2007 and 2006, respectively)	5	—

Income from discontinued operations, net	10	1

Net income	691	400

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost ($2 and $(4) related to pension and non-pension postretirement benefit plans, respectively)	(2)	—
Actuarial loss reclassified to periodic benefit cost ($16 and $5 related to pension and non-pension postretirement benefit plans, respectively)	21	—
Transition obligation reclassified to periodic benefit cost ($0 and $1 related to pension and non-pension postretirement benefit plans, respectively)	1	—
Change in unrealized gain (loss) on cash-flow hedges	(418)	92
Unrealized gain on marketable securities	9	28
State income tax alignment	3	—

Other comprehensive income (loss)	(386)	120

Comprehensive income	$305	$520

Average shares of common stock outstanding:
Basic	672	669
Diluted	677	675

Earnings per average common share — basic:
Income from continuing operations	$1.01	$.60
Income from discontinued operations	0.01	—

Net income	$1.02	$.60

Earnings per average common share — diluted:
Income from continuing operations	$1.01	$.59
Income from discontinued operations	0.01	—

Net income	$1.02	$.59

Dividends per common share	$0.44	$0.40

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$691	$400
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	533	524
Deferred income taxes and amortization of investment tax credits	(75)	(35)
Net realized and unrealized mark-to-market and hedging transactions	116	21
Other non-cash operating activities	170	176
Changes in assets and liabilities:
Accounts receivable	(295)	253
Inventories	141	65
Accounts payable, accrued expenses and other current liabilities	(200)	(454)
Counterparty collateral asset	(101)	146
Counterparty collateral liability	(246)	(41)
Income taxes	319	35
Pension and non-pension postretirement benefit contributions	(20)	(15)
Other assets and liabilities	(365)	(227)

Net cash flows provided by operating activities	668	848

Cash flows from investing activities
Capital expenditures	(672)	(613)
Proceeds from nuclear decommissioning trust fund sales	945	932
Investment in nuclear decommissioning trust funds	(1,007)	(1,000)
Proceeds from sale of investments	95	—
Change in restricted cash	9	5
Other investing activities	(29)	(37)

Net cash flows used in investing activities	(659)	(713)

Cash flows from financing activities
Issuance of long-term debt	460	320
Retirement of long-term debt	(179)	(16)
Retirement of long-term debt to financing affiliates	(264)	(215)
Change in short-term debt	331	30
Dividends paid on common stock	(296)	(267)
Proceeds from employee stock plans	98	81
Purchase of treasury stock	(37)	(54)
Other financing activities	34	20

Net cash flows provided by (used in) financing activities	147	(101)

Increase in cash and cash equivalents	156	34
Cash and cash equivalents at beginning of period	224	140

Cash and cash equivalents at end of period	$380	$174

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$380	$224
Restricted cash and investments	49	58
Accounts receivable, net
Customer	2,077	1,747
Other	400	462
Mark-to-market derivative assets	506	1,418
Inventories, net
Fossil fuel	176	300
Materials and supplies	422	431
Deferred income taxes	133	—
Other	668	352

Total current assets	4,811	4,992

Property, plant and equipment, net	23,133	22,775
Deferred debits and other assets
Regulatory assets	5,629	5,808
Nuclear decommissioning trust funds	6,540	6,415
Investments	653	725
Investments in affiliates	80	85
Goodwill	2,641	2,694
Mark-to-market derivative assets	152	171
Other	1,072	654

Total deferred debits and other assets	16,767	16,552

Total assets	$44,711	$44,319

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$636	$305
Long-term debt due within one year	383	248
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	697	581
Accounts payable	1,251	1,382
Mark-to-market derivative liabilities	757	1,015
Accrued expenses	987	1,180
Other	811	1,084

Total current liabilities	5,522	5,795

Long-term debt	9,045	8,896
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust	2,066	2,470
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,114	5,340
Asset retirement obligations	3,837	3,780
Pension obligations	731	747
Non-pension postretirement benefit obligations	1,848	1,817
Spent nuclear fuel obligation	962	950
Regulatory liabilities	3,140	3,025
Mark-to-market derivative liabilities	217	78
Other	1,481	782

Total deferred credits and other liabilities	17,330	16,519

Total liabilities	34,508	34,225

Commitments and contingencies
Preferred securities of subsidiaries	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 673 and 670 shares outstanding at March 31, 2007 and December 31, 2006, respectively)	8,467	8,314
Treasury stock, at cost (13 and 13 shares held at March 31, 2007 and December 31, 2006, respectively)	(667)	(630)
Retained earnings	3,805	3,426
Accumulated other comprehensive loss, net	(1,489)	(1,103)

Total shareholders’ equity	10,116	10,007

Total liabilities and shareholders’ equity	$44,711	$44,319

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other	Total
	Issued	Common	Treasury	Retained	Comprehensive	Shareholders’
(In millions)	Shares	Stock	Stock	Earnings	Income (Loss)	Equity

Balance, December 31, 2006	683	$8,314	$(630)	$3,426	$(1,103)	$10,007
Net income	—	—	—	691	—	691
Long-term incentive plan activity	3	153	—	—	—	153
Common stock purchases	—	—	(37)	—	—	(37)
Common stock dividends declared	—	—	—	(296)	—	(296)
Adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48)	—	—	—	(16)	—	(16)
Other comprehensive loss, net of income taxes of $(248)	—	—	—	—	(386)	(386)

Balance, March 31, 2007	686	$8,467	$(667)	$3,805	$(1,489)	$10,116

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2007	2006

Operating revenues
Operating revenues	$1,843	$1,032
Operating revenues from affiliates	860	1,188

Total operating revenues	2,703	2,220

Operating expenses
Purchased power	594	363
Fuel	471	611
Operating and maintenance	561	593
Operating and maintenance from affiliates	78	75
Depreciation and amortization	67	67
Taxes other than income	41	43

Total operating expenses	1,812	1,752

Operating income	891	468

Other income and deductions
Interest expense	(35)	(42)
Interest expense to affiliates, net	—	(1)
Equity in earnings (losses) of investments	2	(3)
Other, net	32	7

Total other income and deductions	(1)	(39)

Income from continuing operations before income taxes	890	429
Income taxes	335	161

Income from continuing operations	555	268

Discontinued operations
Gain on disposal of discontinued operations (net of taxes of $3 and $0 for the three months ended March 31, 2007 and 2006, respectively)	5	—

Income from discontinued operations, net	5	—

Net income	560	268

Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on cash-flow hedges	(422)	92
Unrealized gain on marketable securities	9	28

Other comprehensive income (loss)	(413)	120

Comprehensive income	$147	$388

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended
	March 31,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$560	$268
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	230	226
Deferred income taxes and amortization of investment tax credits	(25)	(1)
Net realized and unrealized mark-to-market and hedging transactions	118	23
Other non-cash operating activities	56	70
Changes in assets and liabilities
Accounts receivable	(166)	150
Receivables from and payables to affiliates, net	257	55
Inventories	30	24
Accounts payable, accrued expenses and other current liabilities	(118)	(307)
Counterparty collateral asset	(101)	146
Counterparty collateral liability	(246)	(41)
Income taxes	358	85
Pension and non-pension postretirement benefit contributions	(11)	(5)
Other assets and liabilities	(119)	(96)

Net cash flows provided by operating activities	823	597

Cash flows from investing activities
Capital expenditures	(290)	(286)
Proceeds from nuclear decommissioning trust fund sales	945	932
Investment in nuclear decommissioning trust funds	(1,007)	(1,000)
Proceeds from sale of investments	95	—
Changes in Exelon intercompany money pool contributions	(117)	—
Change in restricted cash	1	1
Other investing activities	(7)	(1)

Net cash flows used in investing activities	(380)	(354)

Cash flows from financing activities
Changes in Exelon intercompany money pool borrowings	—	(88)
Distribution to member	(295)	(165)
Contribution from member	—	5
Other financing activities	1	2

Net cash flows used in financing activities	(294)	(246)

Increase (decrease) in cash and cash equivalents	149	(3)
Cash and cash equivalents at beginning of period	128	34

Cash and cash equivalents at end of period	$277	$31

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$277	$128
Restricted cash and investments	1	2
Accounts receivable, net
Customer	760	575
Other	88	122
Mark-to-market derivative assets	497	1,408
Receivable from affiliates	239	437
Inventories, net
Fossil fuel	110	127
Materials and supplies	331	335
Deferred income taxes	98	—
Contributions to Exelon intercompany money pool	130	13
Prepayments and other current assets	377	286

Total current assets	2,908	3,433

Property, plant and equipment, net	7,631	7,514
Deferred debits and other assets
Nuclear decommissioning trust funds	6,540	6,415
Investments	35	115
Mark-to-market derivative assets	151	171
Prepaid pension asset	986	996
Other	337	265

Total deferred debits and other assets	8,049	7,962

Total assets	$18,588	$18,909

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Long-term debt due within one year	$12	$12
Accounts payable	754	899
Mark-to-market derivative liabilities	751	1,003
Payables to affiliates	59	—
Accrued expenses	761	496
Deferred income taxes	—	142
Other	138	362

Total current liabilities	2,475	2,914

Long-term debt	1,778	1,778
Deferred credits and other liabilities
Asset retirement obligations	3,657	3,602
Pension obligation	36	37
Non-pension postretirement benefit obligations	555	538
Spent nuclear fuel obligation	962	950
Deferred income taxes and unamortized investment tax credits	1,349	1,380
Payables to affiliates	1,945	1,911
Mark-to-market derivative liabilities	216	77
Other	314	238

Total deferred credits and other liabilities	9,034	8,733

Total liabilities	13,287	13,425

Commitments and contingencies
Minority interest of consolidated subsidiary	1	1
Member’s equity
Membership interest	3,267	3,267
Undistributed earnings	2,030	1,800
Accumulated other comprehensive income, net	3	416

Total member’s equity	5,300	5,483

Total liabilities and member’s equity	$18,588	$18,909

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Membership	Undistributed	Comprehensive	Member’s
(In millions)	Interest	Earnings	Income (Loss)	Equity

Balance, December 31, 2006	$3,267	$1,800	$416	$5,483
Net income	—	560	—	560
Distribution to member	—	(295)	—	(295)
Adoption of FIN 48	—	(35)	—	(35)
Other comprehensive loss, net of income taxes of $(260)	—	—	(413)	(413)

Balance, March 31, 2007	$3,267	$2,030	$3	$5,300

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended
	March 31,
(In millions)	2007	2006

Operating revenues
Operating revenues	$1,488	$1,423
Operating revenues from affiliates	2	3

Total operating revenues	1,490	1,426

Operating expenses
Purchased power	588	91
Purchased power from affiliate	380	771
Operating and maintenance	195	164
Operating and maintenance from affiliates	49	52
Depreciation and amortization	107	98
Taxes other than income	80	81

Total operating expenses	1,399	1,257

Operating income	91	169

Other income and deductions
Interest expense	(68)	(56)
Interest expense to affiliates, net	(15)	(20)
Equity in losses of unconsolidated affiliates	(2)	(3)
Other, net	2	1

Total other income and deductions	(83)	(78)

Income before income taxes	8	91
Income taxes	3	37

Net income	5	54

Other comprehensive gain, net of income taxes
Change in unrealized gain on cash-flow hedges	3	—

Other comprehensive income	3	—

Comprehensive income	$8	$54

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended
	March 31,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$5	$54
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	107	98
Deferred income taxes and amortization of investment tax credits	9	(8)
Net realized and unrealized mark-to-market and hedging transactions	(2)	10
Other non-cash operating activities	51	37
Changes in assets and liabilities:
Accounts receivable	(38)	58
Inventories	6	(3)
Accounts payable, accrued expenses and other current liabilities	36	(25)
Receivables from and payables to affiliates, net	(142)	4
Income taxes	(4)	59
Pension and non-pension postretirement benefit contributions	(1)	(2)
Other assets and liabilities	(58)	(8)

Net cash flows provided by (used in) operating activities	(31)	274

Cash flows from investing activities
Capital expenditures	(289)	(234)
Change in restricted cash	(2)	(2)
Other investing activities	3	—

Net cash flows used in investing activities	(288)	(236)

Cash flows from financing activities
Changes in short-term debt	280	(151)
Issuance of long-term debt	287	320
Retirement of long-term debt	(145)	—
Retirement of long-term debt to ComEd Transitional Funding Trust	(86)	(89)
Changes in Exelon intercompany money pool borrowings	—	(140)
Contributions from parent	—	23
Other financing activities	—	(3)

Net cash flows provided by (used in) financing activities	336	(40)

Increase (decrease) in cash and cash equivalents	17	(2)
Cash and cash equivalents at beginning of period	35	38

Cash and cash equivalents at end of period	$52	$36

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$52	$35
Restricted cash	2	—
Accounts receivable, net
Customer	770	740
Other	132	62
Inventories, net	76	83
Deferred income taxes	9	29
Receivables from affiliates	—	18
Regulatory assets	73	—
Other	36	40

Total current assets	1,150	1,007

Property, plant and equipment, net	10,652	10,457
Deferred debits and other assets
Regulatory assets	517	532
Investments	44	44
Investments in affiliates	18	20
Goodwill	2,641	2,694
Receivables from affiliates	1,793	1,774
Prepaid pension asset	905	914
Other	469	332

Total deferred debits and other assets	6,387	6,310

Total assets	$18,189	$17,774

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$340	$60
Long-term debt due within one year	298	147
Long-term debt to ComEd Transitional Funding Trust due within one year	285	308
Accounts payable	290	203
Accrued expenses	230	467
Payables to affiliates	79	219
Customer deposits	115	114
Regulatory liabilities	6	—
Other	73	82

Total current liabilities	1,716	1,600

Long-term debt	3,424	3,432
Long-term debt to ComEd Transitional Funding Trust	252	340
Long-term debt to other financing trusts	361	361
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,002	2,310
Asset retirement obligations	158	156
Non-pension postretirement benefit obligations	190	176
Regulatory liabilities	2,853	2,824
Other	928	277

Total deferred credits and other liabilities	6,131	5,743

Total liabilities	11,884	11,476

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,906	4,906
Retained deficit	(189)	(193)
Accumulated other comprehensive loss, net	—	(3)

Total shareholders’ equity	6,305	6,298

Total liabilities and shareholders’ equity	$18,189	$17,774

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
		Other	Retained	Retained	Other	Total
	Common	Paid-In	Deficits	Earnings	Comprehensive	Shareholders’
(In millions)	Stock	Capital	Unappropriated	Appropriated	Loss	Equity

Balance, December 31, 2006	$1,588	$4,906	$(1,632)	$1,439	$(3)	$6,298
Net income	—	—	5	—	—	5
Appropriation of retained earnings for future dividends	—	—	(4)	4	—	—
Adoption of FIN 48	—	—	(1)	—	—	(1)
Other comprehensive income, net of income taxes of $1	—	—	—	—	3	3

Balance, March 31, 2007	$1,588	$4,906	$(1,632)	$1,443	$—	$6,305

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended March 31,
(In millions)	2007	2006

Operating revenues
Operating revenues	$1,496	$1,403
Operating revenues from affiliates	4	4

Total operating revenues	1,500	1,407

Operating expenses
Purchased power	64	71
Purchased power from affiliate	480	416
Fuel	299	326
Operating and maintenance	119	117
Operating and maintenance from affiliates	29	31
Depreciation and amortization	185	171
Taxes other than income	71	65

Total operating expenses	1,247	1,197

Operating income	253	210

Other income and deductions
Interest expense	(19)	(18)
Interest expense to affiliates, net	(43)	(51)
Equity in losses of unconsolidated affiliates	(2)	(3)
Other, net	5	3

Total other income and deductions	(59)	(69)

Income before income taxes	194	141
Income taxes	66	48

Net income	128	93
Preferred stock dividends	1	1

Net income on common stock	$127	$92

Comprehensive income, net of income taxes
Net income	$128	$93

Comprehensive income	$128	$93

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$128	$93
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	185	171
Deferred income taxes and amortization of investment tax credits	(77)	(70)
Other non-cash operating activities	29	36
Changes in assets and liabilities:
Accounts receivable	(97)	(3)
Inventories	105	44
Accounts payable, accrued expenses and other current liabilities	(71)	(68)
Receivables from and payables to affiliates, net	(23)	(5)
Income taxes	167	136
Pension and non-pension postretirement benefit contributions	(6)	(5)
Other assets and liabilities	(139)	(94)

Net cash flows provided by operating activities	201	235

Cash flows from investing activities
Capital expenditures	(85)	(90)
Changes in Exelon intercompany money pool contributions	—	8
Change in restricted cash	3	(1)
Other investing activities	(3)	(1)

Net cash flows used in investing activities	(85)	(84)

Cash flows from financing activities
Issuance of long-term debt	173	—
Retirement of long-term debt to PECO Energy Transition Trust	(178)	(126)
Change in short-term debt	5	87
Changes in Exelon intercompany money pool borrowings	(32)	—
Dividends paid on common and preferred stock	(156)	(117)
Contributions from parent	65	48

Net cash flows used in financing activities	(123)	(108)

Increase (decrease) in cash and cash equivalents	(7)	43
Cash and cash equivalents at beginning of period	29	37

Cash and cash equivalents at end of period	$22	$80

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$22	$29
Restricted cash	1	4
Accounts receivable, net
Customer	534	426
Other	98	79
Inventories, net
Gas	66	173
Materials and supplies	15	13
Deferred income taxes	26	25
Prepaid utility taxes	149	—
Other	11	13

Total current assets	922	762

Property, plant and equipment, net	4,698	4,651
Deferred debits and other assets
Regulatory assets	3,749	3,896
Investments	23	21
Investments in affiliates	63	64
Receivable from affiliate	164	151
Other	458	228

Total deferred debits and other assets	4,457	4,360

Total assets	$10,077	$9,773

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$100	$95
Borrowings from Exelon intercompany money pool	13	45
Long-term debt to PECO Energy Transition Trust due within one year	412	273
Accounts payable	139	175
Accrued expenses	215	121
Payables to affiliates	212	203
Customer deposits	52	50
Other	27	16

Total current liabilities	1,170	978

Long-term debt	1,644	1,469
Long-term debt to PECO Energy Transition Trust	1,814	2,131
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,713	2,601
Asset retirement obligations	21	21
Non-pension postretirement benefit obligations	285	283
Regulatory liabilities	237	151
Other	150	146

Total deferred credits and other liabilities	3,406	3,202

Total liabilities	8,218	7,964

Commitments and contingencies
Shareholders’ equity
Common stock	2,223	2,223
Preferred stock	87	87
Receivable from parent	(1,025)	(1,090)
Retained earnings	569	584
Accumulated other comprehensive income, net	5	5

Total shareholders’ equity	1,859	1,809

Total liabilities and shareholders’ equity	$10,077	$9,773

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Receivable		Other	Total
	Common	Preferred	from	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Stock	Parent	Earnings	Income	Equity

Balance, December 31, 2006	$2,223	$87	$(1,090)	$584	$5	$1,809
Net income	—	—	—	128	—	128
Common stock dividends	—	—	—	(155)	—	(155)
Preferred stock dividends	—	—	—	(1)	—	(1)
Repayment of receivable from parent	—	—	65	—	—	65
Adoption of FIN 48	—	—	—	13	—	13

Balance, March 31, 2007	$2,223	$87	$(1,025)	$569	$5	$1,859

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

1.	Basis of Presentation (Exelon, Generation, ComEd and PECO)

Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the generation, energy delivery and other businesses discussed below. The generation business consists of the electric generating facilities, the wholesale energy marketing operations and competitive retail sales operations of Exelon Generation Company, LLC (Generation). The energy delivery businesses include the purchase and regulated retail and wholesale sale of electricity and the provision of distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois, including the City of Chicago, and by PECO Energy Company (PECO) in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and the provision of distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

Exelon’s consolidated financial statements include the accounts of entities in which Exelon has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and Generation’s and PECO’s proportionate interests in jointly owned electric utility property, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies Exelon or one of its subsidiaries as the primary beneficiary of the variable interest entity. Investments and joint ventures in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity or cost methods of accounting.

Exelon owns 100% of all significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred stock. Exelon has reflected the third-party interests in ComEd as minority interests and PECO’s preferred stock as preferred securities of subsidiaries in its consolidated financial statements.

Generation’s consolidated financial statements include the accounts of its subsidiaries, including AmerGen Energy Company, LLC (AmerGen) and Exelon Energy Company, LLC. All intercompany transactions have been eliminated.

ComEd’s consolidated financial statements include the accounts of ComEd and Commonwealth Edison Company of Indiana, Inc. All intercompany transactions have been eliminated.

PECO’s consolidated financial statements include the accounts of its subsidiaries, including ExTel Corporation, LLC, Adwin Realty Company and PECO Wireless, LP. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of March 31, 2007 and 2006 and for the three months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO (collectively, the Registrants), include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2006 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2006 Annual Report on Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Discontinued Operations (Exelon and Generation)

As discussed in Note 4 — Acquisitions and Dispositions, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc. (Sithe). In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises). As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three months ended March 31, 2007 and 2006 within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations and Comprehensive Income.

For the three months ended March 31, 2007 and 2006, Exelon’s Consolidated Statements of Operations and Comprehensive Income included $5 million and $1 million of income, respectively, from discontinued operations related to Enterprises.

For the three months ended March 31, 2007, Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income included $5 million (after-tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. There was no significant activity related to the discontinued operations for Sithe during the three months ended March 31, 2006. See Note 4 — Acquisitions and Dispositions for additional information regarding Generation’s sale of its investment in Sithe.

3.	New Accounting Pronouncements (Exelon, Generation, ComEd and PECO)

FIN 48

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.

FIN 48 was effective for the Registrants as of January 1, 2007. The change in net assets as a result of applying this pronouncement was considered a change in accounting principle with the cumulative effect of the change required to primarily be treated as an adjustment to the opening balance of retained earnings. Adjustments to goodwill or regulatory accounts associated with the implementation of FIN 48 were based on other applicable accounting standards. See Note 10 — Income Taxes for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change the requirements to apply fair value in existing accounting standards. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 will be effective for the Registrants as of January 1, 2008, and the Registrants are currently assessing the impact that SFAS No. 157 may have on their financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS Statement No. 115” (SFAS No. 159). SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 159 will be effective for the Registrants as of January 1, 2008. As the provisions of SFAS No. 159 are applied prospectively, the impact to the Registrants will depend on the instruments selected for fair value measurement at the time of implementation.

4.	Acquisitions and Dispositions (Exelon and Generation)

Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation closed on the acquisition of Reservoir Capital Group’s 50% interest in Sithe and the sale of 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. These indemnifications and guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. The remaining exposures covered by these indemnities are anticipated to expire in 2007 and beyond. As of March 31, 2007, Exelon’s accrued liabilities related to these indemnifications and guarantees were $42 million, including $1 million related to income tax indemnifications. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at March 31, 2007.

See Note 2 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further discussion of Generation’s investment in Sithe.

Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guaranty agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expressly covered under the purchase and sale agreement. Generation would be required to perform in the event that TII does not pay any obligation covered by the guaranty that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guaranty is $95 million. The exposures covered by this guaranty are anticipated to expire in the second half of 2008 and beyond.

5.	Regulatory Issues (Exelon, Generation, ComEd and PECO)

The legislatively mandated transition and rate freeze period in Illinois ended in January 2007. Associated with the end of this rate freeze, ComEd has been engaged in various regulatory proceedings to establish rates for the post-2006 period, which are more fully described below. In view of the rate increases following the expiration of the rate freeze, various Illinois legislative attempts, as more fully described below, have been made to roll back and freeze ComEd’s rates for an additional period or to control the rate at which the rate increases are phased in.

Rate Freeze Extension Proposal (Exelon and ComEd).  The increases in ComEd’s 2007 rates following the expiration of the rate freeze reflect the pass-through of ComEd’s costs of procuring electricity for customers, significant capital investment that ComEd made in distribution assets, and changes in ComEd’s operating costs. ComEd believes that its average residential customer is experiencing an annual increase of approximately 24% in its electric bills; however, some customer increases have been larger (most notably for space heating customers whose bills reflect, in part, the unusually cold weather earlier this year). Customers of certain other Illinois utilities have experienced much more significant increases in their bills. ComEd has taken steps to assist customers with the rate increases, including a program that allows customers to elect to defer some of the increase to future years (see “Residential Rate Stabilization Program” below), various customer assistance and energy efficiency programs, and customer education programs (see “Environmental and Customer Assistance Programs” below).

On March 6, 2007, the Illinois House of Representatives (House) approved legislation that, if enacted, would roll back ComEd’s current electricity rates to the rates that were in effect in 2006, exclusive of 2006 competitive transition charge (CTC) rates, would provide for a refund, with interest, of the charges collected from residential customers in excess of those rolled-back rates since January 2007, and would generally limit rate increases for all bundled service customers until at least 2010. Also, the Illinois State Senate’s (Senate) Environment and Energy Committee (the Senate Committee) approved a bill, that, if enacted into law as amended, would roll back rates, exclusive of 2006 CTC rates, of certain Illinois utilities, not including ComEd, for at least one year, would provide for refunds, with interest, of charges collected from customers in excess of the rolled-back rates since January 2007, and would generally limit rate increases for at least one year. On March 22, 2007, the Senate Committee approved for consideration by the full Senate an amendment that would make the legislation applicable to all Illinois utilities, including ComEd. On April 20, 2007, the Senate passed legislation that would rollback and freeze the rates of certain Illinois utilities, not including ComEd. This bill now moves to the House. As of April 24, 2007, the Senate has not passed any legislation rolling back or freezing ComEd’s rates.

To become law in Illinois, legislation would need to be passed by the House and Senate and signed by the Governor of Illinois (Governor). The Governor has expressed support for rate freeze legislation. If legislation is enacted, it could impose a rate freeze or take other forms. For example, some Illinois legislators have discussed the possibility of applying a tax on electric generation in the state as a means to reduce electric rates to the customers in the state. As of April 24, 2007, no electric generation tax legislation had been submitted to either the Illinois House or Senate committees for consideration. ComEd and other interested parties, including Generation and some other electric generating companies and suppliers, have been engaged in discussions with members of the Illinois General Assembly and other leaders to explore alternative measures in lieu of rate freeze legislation or taxes on electric generation that would provide financial assistance for Illinois electric customers with unusually high electric bills and other customers in need of financial assistance. ComEd plans to move forward with the customer relief

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

programs affecting its customers provided that no rate rollback and freeze legislation applicable to ComEd is enacted into law. Inclusive of ComEd’s funding of its Customers’ Affordable Reliable Energy (CARE) initiative (See “Environmental and Customer Assistance Programs” below), ComEd anticipates that these customer rate relief programs may cost approximately $44 million in 2007 and approximately $20 million in additional funds during 2008 and 2009.

ComEd is unable to predict the outcome of discussions with members of the Illinois General Assembly or the legislative process in Illinois or whether rate rollback and freeze legislation will be applicable to ComEd in the future. ComEd believes a rate rollback and freeze, if enacted into law, would have serious detrimental effects on Illinois, ComEd and consumers of electricity. See “Post-2006 Summary” below for further detail. ComEd believes such legislation, if enacted into law, will violate Federal law and the U.S. Constitution, and ComEd is prepared to vigorously challenge any such legislation in court.

Illinois Procurement Case and Related Proceedings (Exelon, Generation and ComEd).  On February 25, 2005, ComEd made a filing with the Illinois Commerce Commission (ICC) to seek regulatory approval of tariffs that would authorize ComEd to bill its customers for electricity costs incurred under a reverse-auction competitive bidding process (the Procurement Case). On October 17, 2005, Exelon filed a request for a declaratory order at the Federal Energy Regulatory Commission (FERC) seeking approval of the reverse-auction competitive bidding process it planned to use for ComEd’s procurement of wholesale supplies of electricity. On December 16, 2005, FERC issued an order holding that the proposed competitive bidding process satisfied FERC’s criteria for a competitive process and that Generation would be eligible for market-based rate sales to ComEd under the terms of the auction. On May 1, 2006, FERC denied the Illinois Attorney General’s request for rehearing of that order, and the Attorney General filed a petition for review of the ICC’s decision in the United States Court of Appeals for the District of Columbia Circuit. That appeal remains pending. On January 24, 2006, the ICC, by a unanimous vote, approved a reverse-auction competitive bidding process for procurement of electricity by ComEd after the end of the transition period. This approval, currently under appeal before the Illinois Appellate Court, provides ComEd with stability and greater certainty that it will be able to procure energy through the auction process, a transparent market mechanism, and pass through the costs of that energy to ComEd’s customers. The energy price that resulted from the first auction is fixed until June 2008. The reverse-auction competitive bidding process is administered by an independent auction manager, with oversight by ICC staff. On December 6, 2006, the ICC staff released its report on the auction, which generally spoke favorably of the process and the outcome. The report recommended the continued use of the reverse-auction for future electric power procurement. In order to mitigate the effects of changes in future prices, electricity to serve residential and commercial customers with loads less than 400kW will be procured through staggered contracts. The ICC will subsequently review on an annual basis the prudence of ComEd’s electricity purchases, but compliance with the ICC-approved reverse-auction process will establish a rebuttable presumption of prudence.

Various parties, including governmental and consumer representatives and ComEd, have filed petitions for review of portions of the ICC’s January 24, 2006 order with the Illinois Appellate Court. While ComEd is generally supportive of the order in the Procurement Case, ComEd has objected to the requirement for an after-the-fact prudence review. The appeals before the Illinois Appellate Court are pending. The Illinois Appellate Court will hear arguments on this case in late May 2007.

On March 15, 2007, the Illinois Attorney General filed a complaint before FERC alleging that the prices to all suppliers resulting from the auction are unjust and unreasonable under the Federal Power Act and that the suppliers colluded in the course of the auction. On April 4, 2007, at the request of the Illinois Attorney General and the recommendation of its staff, the ICC initiated a proceeding to determine whether to authorize the public release of

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain confidential information related to the reverse auction. In its publicly filed FERC complaint, the Illinois Attorney General redacted certain of this confidential information, and Generation and other parties have asked FERC to enter a protective order under which the Illinois Attorney General would provide the redacted information to the litigants. Additionally, on March 28, 2007 and March 30, 2007, class action suits were filed in Illinois state court against ComEd and Generation as well as the other suppliers in the Illinois procurement auction, claiming that the suppliers manipulated the auction and that the resulting wholesale prices are unlawfully high. Exelon, Generation and ComEd cannot predict the outcome of these proceedings, but each believes the claims to be completely false and unsupported by requisite evidence, and each intends to vigorously oppose these claims.

Consistent with the process previously approved by the ICC, the ICC has opened a proceeding to consider improvements to the procurement process. It is anticipated that a final order will be entered in that proceeding with sufficient time to incorporate changes into the process for the February 2008 auction.

Illinois Rate Case (Exelon and ComEd).  On August 31, 2005, ComEd filed a rate case with the ICC to comprehensively revise its tariffs and to adjust rates for delivering electricity effective January 2007 (Rate Case). The commodity component of ComEd’s rates was established by the reverse-auction process in accordance with the ICC rate order in the Procurement Case. ComEd proposed a revenue increase of $317 million. The ICC staff and several intervenors in the Rate Case, including the Illinois Attorney General, suggested and provided testimony that ComEd’s rates for delivery services should be reduced. On July 26, 2006, the ICC issued its order in the Rate Case which approved a delivery services revenue increase of approximately $8 million of the $317 million proposed revenue increase requested by ComEd. On December 20, 2006, the ICC issued an order on rehearing that increased the amount previously approved by approximately $74 million for a total rate increase of $83 million. ComEd and various other parties have appealed the rate order to the courts. It is unlikely the appeal will be resolved until the third quarter of 2007 at the earliest. In the event the order is ultimately changed, the changes are expected to be prospective only.

Illinois Rate Design Investigation (Exelon and ComEd).  On March 2, 2007, the ICC voted to initiate investigations into ComEd’s and the Ameren Corporation (Ameren) utilities’ rate designs, particularly for residential and residential space-heating customers. The investigation was prompted by hearings before the Illinois House of Representatives Committee of the Whole that took place in February 2007, where House Representatives and customers spoke of extreme and unexpected rate increases that took effect January 2007. The vast majority of noted situations related to Ameren customers. The ICC specified that the investigation would not look to the overall level of rates, which has just recently been set, but only to the allocation among the various customer groups. The ICC has a schedule that contemplates a final order by September 2007, which would allow implementation of changes, if any, prior to the next winter heating season.

Original Cost Audit (Exelon and ComEd).  In the Rate Case, the ICC ordered an “original cost” audit of ComEd’s distribution assets. The ICC order did not find that any portion of ComEd’s delivery service assets should be disallowed because it was unreasonable in amount, imprudently incurred or not used and useful. The ICC rate order does not provide for a new review of these issues but instead provides that the ICC-appointed auditors determine whether the costs of ComEd’s distribution assets were properly recorded on ComEd’s financial statements at their original costs. The result of this audit will be addressed through a separately docketed proceeding. The original cost audit report is expected to be finalized in mid-2007 with an ICC proceeding to follow the issuance of the report. This proceeding may extend into 2008, and ComEd is unable to predict the results of this audit.

Environmental and Customer Assistance Programs (Exelon and ComEd).  On April 4, 2006, ComEd filed with the ICC a request for ICC approval to purchase and receive recovery of costs associated with the output of a

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio of competitively procured wind resources of approximately 300 megawatts (MWs). On April 4, 2007, at the request of ComEd, the ICC terminated the proceeding.

In July 2006, ComEd implemented CARE, an initiative to help customers prepare for electricity rate increases coming in 2007 after the expiration of the rate freeze in Illinois. In addition to the residential rate stabilization program discussed below, CARE includes a variety of energy efficiency, low-income and senior citizen programs to help mitigate the impacts of the rate increase on customers’ bills.

In the ICC’s December 20, 2006 order approving ComEd’s residential rate stabilization program (see below), the ICC also strongly encouraged, but did not require, ComEd to make contributions to environmental and customer assistance programs. On February 20, 2007, ComEd filed a letter with the ICC indicating its intent, if financially able to do so, to contribute $30 million over three years to CARE related programs. ComEd also stated that it did not intend to seek rate recovery of these amounts and thus did not believe that the ICC needed to investigate the programs.

Since the inception of CARE, ComEd has spent approximately $12 million for CARE related programs, including $3 million during the three months ended March 31, 2007.

Residential Rate Stabilization Program (Exelon and ComEd).  On December 20, 2006, the ICC approved a program, proposed by ComEd, to mitigate the impact on ComEd’s residential customers of ComEd’s transition from almost a decade of reduced and frozen rates to rates that reflect the current cost of providing service. The program includes an “opt-in” feature to give residential customers the choice to participate in the program. The program caps average annual residential rate increases at 10% in each of 2007, 2008 and 2009. For participating customers, costs that exceed the caps are deferred and recovered over three years from 2010 to 2012. Deferred balances will be assessed an annual carrying charge of 3.25% to partially cover ComEd’s costs of financing the program. If ComEd’s rate increases are less than the caps in 2008 and 2009, ComEd would begin to recover deferred amounts up to the caps with carrying costs. The program would terminate upon a force majeure event, upon a ComEd bankruptcy, or if ComEd’s senior secured credit ratings from two of three major credit rating agencies fall below investment grade. The ratings test was changed by ComEd voluntarily. It was previously based on the senior unsecured rating. However, the fact that ComEd’s senior unsecured debt is rated below investment grade by all three agencies is not reflective of ComEd’s ability to support the program but instead largely relates to legislative and political risk. ComEd’s residential customers will have until August 2007 to choose to participate in the program. Reductions began to be reflected in April 2007 and are not retroactive. As of March 31, 2007, approximately 34,000 or 1% of ComEd’s residential customers have enrolled in the program. At this time, ComEd cannot predict the full extent of participation in the program or its financial effects.

City of Chicago Negotiations (Exelon and ComEd).  ComEd has been in negotiations with the City of Chicago related to various components of its franchise agreement with the City of Chicago. As part of these discussions, ComEd may be able to resolve various outstanding issues relating to reliability, franchise obligations and other matters. As part of any agreement, ComEd may make payments to the City of Chicago, which may be material. No formal agreement has been reached.

Customer Disconnection Moratorium (Exelon and ComEd).   On April 20, 2007, the Senate amended and passed a bill that would prevent customer disconnections until September 1, 2007. The amended bill will now go back to the House where they can decide whether to agree with the amendment. If this bill becomes law, ComEd believes it would eventually increase past-due amounts from customers and have an adverse effect on ComEd’s results of operations, financial position and cash flows. ComEd is unable to predict the final outcome of this bill.

Post-2006 Summary (Exelon and ComEd).  ComEd cannot predict the results of any rehearings or appeals in the Rate Case or the Procurement Case or whether the Illinois General Assembly might pass rate roll back and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

freeze legislation or take other action that could have a material effect on the outcome of the regulatory process. If the price which ComEd is ultimately allowed to bill to customers for electricity is below ComEd’s cost to procure and deliver electricity, ComEd expects that it will suffer adverse consequences, which could be material. Exelon and ComEd believe that these potential material adverse consequences could include, but may not be limited to, reduced earnings for Exelon and ComEd, further reduction of ComEd’s credit ratings, limited or lost access for ComEd to credit markets to finance operations and capital investment, and loss of ComEd’s capacity to enter into bilateral long-term energy procurement contracts, which may force ComEd to procure electricity at more volatile spot market prices, all of which could lead ComEd to seek protection through a bankruptcy filing. Moreover, to the extent ComEd is not permitted to recover its costs, ComEd’s ability to maintain and improve service may be diminished and its ability to maintain reliability may be impaired. In the near term, these prospects could have adverse effects on ComEd’s liquidity if vendors reduce credit or shorten payment terms or if ComEd’s financing alternatives become more limited and significantly less flexible. Additionally, if ComEd’s ability to recover its costs from customers through rates is significantly affected, all or a portion of ComEd’s business could be required to cease applying SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, which covers the accounting for the effects of rate regulation and would require Exelon and ComEd to eliminate the financial statement effects of regulation for the portion of ComEd’s business that ceases to meet the criteria. This would result in the elimination of all associated regulatory assets and liabilities that ComEd had recorded on its Consolidated Balance Sheets through the recording of a one-time extraordinary gain on its Consolidated Statements of Operations and Comprehensive Income. At March 31, 2007, the income statement gain could have been as much as $2.3 billion (before taxes) at ComEd. In that event, Exelon would record an income statement gain in an equal amount related to ComEd’s regulatory assets and liabilities in addition to a charge against other comprehensive income of up to $1.2 billion (before taxes) related to Exelon’s regulatory assets and liabilities associated with its defined benefit postretirement plans and deferred taxes. Such eliminations could have the effect of producing income. If legislation extends an earnings-sharing provision that applied during the period in which rates were generally frozen, that provision requires that earnings in excess of a threshold be shared with customers. Finally, the impacts and resolution of the above items could lead to an additional impairment of ComEd’s goodwill, which would be significant and partially offset, or exceed, the extraordinary gain discussed above. See Note 6 — Intangible Assets for further information related to ComEd’s goodwill. If ComEd seeks relief through a bankruptcy filing, there would be material adverse consequences to ComEd and Exelon, including, but not limited to: uncertainty in collection of receivables from ComEd by Exelon, including Exelon’s Business Services Company (BSC); significant legal and other costs associated with the bankruptcy filing; possible negative income tax consequences; and possible reduced ability to effectively administer and allocate the costs of the various Exelon-sponsored benefit plans.

Transmission Rate Case (Exelon and ComEd).  On March 1, 2007, ComEd filed a request with FERC seeking approval to update its transmission rates and change the manner in which ComEd’s transmission rates are determined from fixed rates to a formula rate. The formula rate would be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. Initial application of the formula would result in an increase of the revenues ComEd receives for transmission services, reflecting substantial investment in transmission plant since rates were last determined in 2003. ComEd also requested incentive rate treatment for certain transmission projects. If approved by the FERC, the total proposed increase of $147 million in the annual revenue requirement, including incentives, would increase an average residential customer bill about 1.5%. ComEd requested that the new transmission rate, if accepted by FERC, be effective as of May 2007. ComEd cannot predict how much, if any, of a transmission rate increase FERC may approve or when the rate increase may go into effect.

Authorized Return on Rate Base (Exelon, ComEd and PECO).  Under Illinois legislation, if the two-year average of the earned return on common equity of a utility through December 31, 2006 exceeded an established threshold, one-half of the excess earnings was required to be refunded to customers. The threshold rate of return on

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common equity was based on a two-year average of the Monthly Treasury Bond Long-Term Average Rates (20 years and above) plus 8.5% in the years 2000 through 2006. Earnings for purposes of ComEd’s threshold included ComEd’s net income calculated in accordance with GAAP and reflected the amortization of regulatory assets. Under Illinois statute, any impairment of goodwill would have had no impact on the determination of the cap on ComEd’s allowed equity return during the transition period. ComEd did not trigger the earnings sharing provision through 2006. With the end of the transition and rate freeze period, in its December 20, 2006 order the ICC authorized a return on distribution rate base of 8.01% for ComEd starting in 2007. During the first quarter of 2007, ComEd filed a transmission rate case with the FERC in which it requested a return on transmission rate base of 9.87%.

PECO’s transition period included caps for its electric transmission and distribution rates that expired on December 31, 2006 and continues to include caps on generation rates that will expire on December 31, 2010 pursuant to legislation enacted in Pennsylvania. The distribution and transmission components of PECO’s rates will continue to be regulated subsequent to its transition period. PECO’s most recently approved return on electric rate base was 11.23% (approved in 1990). PECO’s gas rates are currently not subject to caps and its most recently authorized return on gas rate base was 11.45% (approved in 1988).

Through and Out (T&O) Rates and Seams Elimination Charge/Cost Adjustment/Assignment (SECA) (Exelon, ComEd and PECO).  In November 2004, FERC issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of T&O rates for transmission service scheduled out of, or across, their respective transmission systems and ending within territories of PJM Interconnection, LLC (PJM) or Midwest Independent Transmission System Operator (MISO). T&O rates were terminated pursuant to FERC orders, effective December 1, 2004. The new rates, known as SECA, were collected from load-serving entities and paid to transmission owners within PJM and MISO over a transitional period from December 1, 2004 through March 31, 2006, subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO were also required to pay SECA rates during the transitional period based on the benefits they received from the elimination of T&O rates of other transmission owners within PJM and MISO. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $49 million of SECA collections net of SECA charges, while PECO has recorded $11 million of SECA charges net of SECA collections. Management of each of ComEd and PECO believes that appropriate reserves have been established in the event that some portion of SECA collections are required to be refunded. A hearing was held in May 2006 and the administrative law judge (ALJ) issued an Initial Decision on August 10, 2006. The ALJ’s Initial Decision found that the transmission owners overstated their lost revenues in their compliance filings and the SECA rate design was flawed. Additionally, the ALJ recommended that the transmission owners should be ordered to refile their respective compliance filings related to SECA rates. ComEd and PECO have filed exceptions to the Initial Decision and FERC, on review, will determine whether or not to accept the ALJ’s recommendation. There is no scheduled date for FERC to act on this matter. Settlements have been reached with various parties. FERC has approved several of these settlements while others are still awaiting FERC approval. The ultimate outcome of the proceeding establishing SECA rates is uncertain, but ComEd and PECO do not believe ultimate resolution of this matter will be material to their results of operations or financial position.

PJM Transmission Design (Exelon, ComEd and PECO).  On July 13, 2006, the ALJ in the case issued an Initial Decision that recommends that FERC implement the postage stamp rate suggested by FERC staff, effective as of April 1, 2006, but also allows for the potential to phase in rate changes. On April 19, 2007, FERC issued its order on review of the ALJ’s decision. FERC held that PJM’s current rate design for existing matter facilities is just and reasonable and should not be changed. That is consistent with Exelon’s position in the case. FERC also held that new facilities should be allocated under a different rate design. FERC held that new facilities 500 kilovolts (kV) and above should be socialized across the entire PJM footprint and that new facilities less than 500 kV should be

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to the beneficiaries of the new facilities. FERC stated that PJM’s stakeholders should develop a standard method for allocating new transmission facilities lower than 500 kV. FERC’s decision on existing facilities leaves the status quo as to existing costs, which is substantially more favorable to Exelon than the ALJ’s decision as to existing facilities. In the short term, based on new transmission facilities approved by PJM, it is likely that socializing costs across PJM will reduce costs to PECO and increase costs to ComEd, but ComEd and PECO cannot estimate the final impact on either company’s results of operations and cash flows, both because what new facilities will be built is not certain at this time and because how the smaller lower voltage new facilities will be allocated is uncertain. Moreover, FERC’s decision may be subject to a request for rehearing and review in the United States Court of Appeals. However, ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006 should be recoverable through retail rates in the absence of rate freeze or similar legislation. With the expiration of PECO’s transmission and distribution rate caps on December 31, 2006, PECO has the right to file with the Pennsylvania Public Utility Commission (PAPUC) for a change in retail rates to reflect the impact of any change in wholesale transmission rates.

Alternative Energy Filing (Exelon and PECO).  In November 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards Act of 2004 (AEPS Act). The AEPS Act mandates that beginning in 2007, or at the end of an electric distribution company’s restructuring cost recovery period during which competitive transition charges or intangible transition charges are being recovered, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must come from certain alternative energy resources. In March 2007, PECO filed a request with the PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its restructuring period. PECO proposes that all of the costs it incurs in connection with such procurement prior to 2011 will be deferred as a regulatory asset with a return on the unamortized balance in accordance with the AEPS Act. Those costs, and PECO’s AEPS compliance costs incurred thereafter, would be recovered through a reconcilable ratemaking mechanism as contemplated by the AEPS legislation. All deferred costs will be recovered from customers in 2011. Additionally, all AEPS related costs incurred after 2010 are recoverable from customers on a full and current basis.

Post-2006 Summary (Exelon and Generation).  Generation’s power purchase agreement (PPA) with ComEd expired at the end of 2006. In September 2006, Generation participated in and won portions of the ComEd and Ameren procurement auctions. As a result of the expiration of the PPA and the results of the auctions, beginning in 2007, Generation is selling more power through bilateral agreements. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit-worthiness of the new and existing counterparties, including ComEd and Ameren. Additionally, due to the possibility of rate freeze legislation in Illinois affecting both ComEd and Ameren, Generation may be subject to the risk of default. If ComEd and Ameren seek relief through a bankruptcy filing, there would be material adverse consequences to Exelon and Generation, including, but not limited to: uncertainty in collection of Generation’s receivables from ComEd and Ameren for the electricity previously provided under the supplier forward contracts; uncertainty in the enforcement of Generation’s rights under its supplier forward contracts with ComEd and Ameren and possible rejection of the supplier forward contracts in a ComEd or Ameren bankruptcy; and possible negative income tax consequences. A default by ComEd or Ameren on contracts for purchase of electricity, or a rejection of those contracts in a bankruptcy proceeding, could alter the wholesale power markets and result in Generation selling more power in spot markets.

Market-Based Rates Matters (Exelon and Generation).  On May 19, 2006, FERC issued a Notice of Proposed Rule Making (NOPR) on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ancillary Services by Public Utilities. The NOPR proposes a set of regulations that would modify the tests that Exelon and other market participants must satisfy to be entitled to market-based rates. Exelon is not certain as to the impact of any new rules that may be promulgated as a result of FERC’s future ruling with respect to the NOPR.

On December 15, 2006, Exelon made a Change in Status (CIS) filing with FERC. The triggering event was the end of the full-requirements PPA between Generation and ComEd and the resulting increase in Generation’s uncommitted capacity. A CIS filing is required when there is a material change in status relied upon by FERC when granting market-based rates authority. Exelon’s filing, supported by an updated market-power analysis, demonstrated that Exelon continues to be entitled to market-based rates. The time period for interventions expired on January 5, 2007, no party intervened, and on February 9, 2007, FERC accepted Exelon’s CIS filing.

Reliability Pricing Model (RPM) (Exelon and Generation).  On August 31, 2005, PJM filed its RPM with FERC to replace its current capacity market rules. The RPM proposal provided for a forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but FERC also established further procedures to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. A final settlement was filed with FERC on September 29, 2006 and FERC issued its order approving the settlement, subject to conditions, on December 22, 2006. FERC’s adoption of the settlement proposal of September 2006 is expected to have a favorable impact for owners of generation facilities, and particularly for such facilities located in constrained zones.

FERC has also denied requests for rehearing of its April 20, 2006 order. The time for filing a petition for review of FERC’s April 2006 order expired on February 20, 2007 without any petition for review having been filed. FERC’s December 22, 2006 order approving the settlement, subject to conditions, is subject to requests for rehearing and judicial review. PJM is moving ahead to implement RPM in 2007 notwithstanding, as FERC’s orders are rarely stayed, and therefore almost always remain in effect, pending appellate review. The first auction took place in April 2007 and resulted in Generation auctioning capacity at prices ranging from $40.80/MW to $197.67/MW per day for the period from June 1, 2007 through May 31, 2008. Subsequent auctions will be conducted in July 2007, October 2007 and January 2008 to auction capacity for periods through May 2011.

6.	Intangible Assets (Exelon and ComEd)

Goodwill (Exelon and ComEd).  As of March 31, 2007 and December 31, 2006, Exelon and ComEd had goodwill of approximately $2.6 billion and $2.7 billion, respectively. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a significant negative regulatory outcome. Exelon and ComEd perform their annual goodwill impairment assessment in the fourth quarter of each year.

The changes in the carrying amount of goodwill for the period from January 1, 2007 to March 31, 2007 were as follows:

Balance as of January 1, 2007	$2,694
Uncertain tax positions(a)	(53)

Balance as of March 31, 2007	$2,641

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	For uncertain tax positions that existed at the Unicom / PECO merger, the impact of adopting FIN 48 is recorded to goodwill in accordance with Emerging Issues Task Force (EITF) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (EITF 93-7). See Notes 3 and 10 for further information regarding the adoption of FIN 48.

7.	Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

Short-Term Borrowings

Exelon, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd meets its short-term liquidity requirements primarily through borrowings from its credit facilities and the issuance of commercial paper. Exelon, ComEd and PECO had the following amounts of commercial paper outstanding at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
Borrower	2007	2006

Exelon Corporate	$196	$150
ComEd	—	60
PECO	100	95

As of March 31, 2007, Exelon, Generation, ComEd and PECO have access to revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. At March 31, 2007, ComEd had $340 million outstanding borrowings under its credit agreement. See Note 11 of Exelon’s 2006 Annual Report on Form 10-K for further information regarding these credit facilities.

Carrying Amounts and Fair Values of Long-Term Debt

Fair values of long-term debt are determined by a valuation model performed by an external consultant and is based on a conventional discounted cash flow methodology utilizing assumptions of current market pricing curves.

Exelon

The carrying amounts and fair values of Exelon’s long-term debt as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including amounts due within one year)	$9,428	$9,295	$9,144	$9,122
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust (PETT) (including amounts due within one year)	2,763	2,854	3,051	3,149
Long-term debt to other financing trusts	545	503	545	517

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The carrying amounts and fair values of Generation’s long-term debt as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including amounts due within one year)	$1,790	$1,816	$1,790	$1,821

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including amounts due within one year)	$3,722	$3,668	$3,579	$3,592
Long-term debt to ComEd Transitional Funding Trust (including amounts due within one year)	537	541	648	652
Long-term debt to other financing trusts	361	325	361	338

PECO

The carrying amounts and fair values of PECO’s long-term debt as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$1,644	$1,629	$1,469	$1,464
Long-term debt to PETT (including amounts due within one year)	2,226	2,313	2,404	2,496
Long-term debt to other financing trusts	184	178	184	179

Issuance of Long-Term Debt

During the three months ended March 31, 2007, the following long-term debt was issued:

		Interest
Company	Type	Rate	Maturity	Amount(a)

ComEd	First Mortgage Bonds	5.90%	March 15, 2036	$300
PECO	First Mortgage Bonds	5.70%	March 15, 2037	175
Other				1

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Excludes unamortized bond discounts.

Retirement of Long-Term Debt

During the three months ended March 31, 2007, the following long-term debt was retired:

		Interest
Company	Type	Rate	Maturity	Amount

Exelon	Notes payable for investments in synthetic fuel-producing facilities	6.00-8.00%	Various	$34
ComEd	Notes payable	7.625%	January 15, 2007	145
ComEd	ComEd Transitional Funding Trust	5.63%	June 25, 2007	111	(a)(b)
PECO	PETT	6.13%	September 1, 2008	178

(a)	Amount includes a $17 million reallocation from prepaid interest to long-term debt to ComEd Transitional Funding Trust. This reallocation did not have an impact on ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.

(b)	ComEd applied $8 million of previously prepaid balances against the long-term debt to ComEd Transitional Funding Trust.

8.	Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

Interest-Rate Swaps (Exelon, Generation, ComEd and PECO)

The fair values of Exelon’s, Generation’s, ComEd’s and PECO’s interest-rate swaps are determined using quoted exchange prices, external dealer prices and available market pricing curves.

Fair-Value Hedges.  The Registrants may utilize fixed-to-floating interest-rate swaps from time to time as a means to achieve their targeted level of variable-rate debt as a percent of total debt. At March 31, 2007 and December 31, 2006, Exelon had $100 million and $50 million, respectively, of notional amounts of fair-value hedges outstanding. Fixed-to-floating interest-rate swaps are designated as fair-value hedges, as defined in SFAS No. 133, and, as such, changes in the fair value of the swaps are recorded in earnings; however, as long as the hedge remains effective and the underlying liability remains outstanding, changes in the fair value of the swaps are offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. During the three months ended March 31, 2007, no amounts relating to fair-value hedges were recorded in earnings as a result of ineffectiveness.

Cash-Flow Hedges.  The Registrants utilize interest rate derivatives from time to time to lock in interest-rate levels in anticipation of future financings. Forward-starting interest-rate swaps are designated as cash-flow hedges, as defined in SFAS No. 133 and, as such, changes in the fair value of the swaps are recorded in accumulated other comprehensive income (OCI). Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. At March 31, 2007 and 2006, the Registrants did not have any notional amounts of interest-rate related cash-flow hedges outstanding. During the three months ended March 31, 2007 and 2006, the Registrants did not reclassify any amounts from accumulated OCI into earnings as a result of ineffectiveness.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy-Related Derivatives (Exelon, Generation, ComEd and PECO)

Generation utilizes derivatives to manage the utilization of its available generating capacity and the provision of wholesale energy to its affiliates and others. Exelon and Generation also utilize energy option contracts and energy financial swap arrangements to limit the market price risk associated with forward energy commodity contracts. Additionally, Generation enters into certain energy-related derivatives for trading or speculative purposes.

The Registrants’ energy contracts are accounted for under SFAS No. 133. Economic hedges may qualify for the normal purchases and normal sales exception to SFAS No. 133 and are accounted for under the accrual method of accounting. Those that do not meet the normal purchase and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs or are designated as fair-value hedges, in which case those changes are recognized in current earnings offset by changes in the fair value of the hedged item in current earnings. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 (or are not designated as such) and proprietary trading contracts are recognized in current earnings. Generation also has contracted for access to additional generation and sales to load-serving entities that are accounted for under the accrual method of accounting discussed in Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K.

ComEd has derivatives related to one wholesale contract and various other contracts to manage the market price exposures to several wholesale contracts that extend through 2007. The contracts that ComEd has entered into as part of the initial ComEd auction (See Note 5 — Regulatory Issues) are deemed to be derivatives that qualify for the normal purchase and normal sale exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes.

Some of PECO’s gas supply agreements are derivatives under SFAS No. 133 and accounted for as such. Due to the nature of these gas contracts and market conditions, PECO’s balance sheet reflected no fair value of energy derivatives at March 31, 2007 as the amounts were insignificant.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2007, Exelon, Generation and ComEd had net liabilities of $316 million, $319 million and $5 million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives. The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of March 31, 2007:

	March 31, 2007
	Generation				ComEd				Exelon
									Energy-
	Cash-Flow	Other	Proprietary		Cash-Flow	Other			Related
Derivatives	Hedges	Derivatives	Trading	Subtotal	Hedge	Derivatives	Subtotal	Other(a)	Derivatives(b)

Current assets	$94	$320	$83	$497	$—	$1	$1	$8	$506
Noncurrent assets	67	75	9	151	—	—	—	1	152

Total mark-to-market energy contract assets	$161	$395	$92	$648	$—	$1	$1	$9	$658

Current liabilities	$(333)	$(344)	$(74)	$(751)	$(2)	$(4)	$(6)	$—	$(757)
Noncurrent liabilities	(114)	(93)	(9)	(216)	—	—	—	(1)	(217)

Total mark-to-market energy contract liabilities	$(447)	$(437)	$(83)	$(967)	$(2)	$(4)	$(6)	$(1)	$(974)

Total mark-to-market energy contract net assets (liabilities)	$(286)	$(42)	$9	$(319)	$(2)	$(3)	$(5)	$8	$(316)

(a)	Other includes corporate operations, shared service entities, including Exelon Business Services Company (BSC), Enterprises and investments in synthetic fuel-producing facilities.

(b)	Excludes Exelon’s interest-rate swaps.

At December 31, 2006, Exelon, Generation and ComEd had net assets (liabilities) of $496 million, $499 million and $(11) million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives. The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2006:

	December 31, 2006
	Generation				ComEd				Exelon
									Energy-
	Cash-Flow	Other	Proprietary		Cash-Flow	Other			Related
Derivatives	Hedges	Derivatives	Trading	Subtotal	Hedge	Derivatives	Subtotal	Other(a)	Derivatives(b)

Current assets	$460	$751	$197	$1,408	$—	$—	$—	$10	$1,418
Noncurrent assets	104	52	15	171	—	—	—	—	171

Total mark-to-market energy contract assets	$564	$803	$212	$1,579	$—	$—	$—	$10	$1,589

Current liabilities	$(119)	$(697)	$(187)	$(1,003)	$(6)	$(5)	$(11)	$(1)	$(1,015)
Noncurrent liabilities	(30)	(33)	(14)	(77)	—	—	—	(1)	(78)

Total mark-to-market energy contract liabilities	$(149)	$(730)	$(201)	$(1,080)	$(6)	$(5)	$(11)	$(2)	$(1,093)

Total mark-to-market energy contract net assets (liabilities)	$415	$73	$11	$499	$(6)	$(5)	$(11)	$8	$496

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

(b)	Excludes Exelon’s interest-rate swaps.

Normal Operations and Hedging Activities (Generation).  Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s contracted auction requirement and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps and options, with approved counterparties to hedge anticipated exposures.

Cash-Flow Hedges (Generation and ComEd).  The tables below provide details of effective cash-flow hedges under SFAS No. 133 included on Exelon’s, Generation’s and ComEd’s Consolidated Balance Sheets as of March 31, 2007. The data in the table is indicative of the magnitude of SFAS No. 133 hedges Generation and ComEd have in place; however, since under SFAS No. 133 not all derivatives are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s and ComEd’s derivatives. The tables also include the activity of accumulated OCI related to cash-flow hedges for the three months ended March 31, 2007 and 2006, providing information about the changes in the fair value of hedges and the reclassification from OCI into earnings.

	Total Cash-Flow Hedge
	OCI Activity, Net of
	Income Tax
March 31, 2007	Generation	ComEd	Exelon

Accumulated OCI derivative gain (loss) at December 31, 2006	$250	$(4)	$246
Changes in fair value	(411)	1	(410)
Reclassifications from OCI to net income	(13)	2	(11)

Accumulated OCI derivative gain (loss) at March 31, 2007	$(174)	$(1)	$(175)

Total Cash-Flow Hedge
OCI Activity, Net of
Income Tax
March 31, 2006	Exelon and Generation

Accumulated OCI derivative loss at December 31, 2005	$(314)
Changes in fair value	46
Reclassifications from OCI to net income	45

Accumulated OCI derivative loss at March 31, 2006	$(223)

At March 31, 2007, Generation and ComEd had net unrealized pre-tax losses on cash-flow hedges of $289 million and $2 million in accumulated OCI, respectively. Based on market prices at March 31, 2007, approximately $239 million and $2 million of these deferred net pre-tax unrealized losses on derivative instruments in accumulated OCI are expected to be reclassified to earnings during the next twelve months by Generation and ComEd, respectively. However, the actual amount reclassified to earnings could vary due to future changes in market prices. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to earnings when the forecasted purchase or sale of the energy commodity occurs. The majority of Generation’s cash-flow hedges are expected to settle within the next two years, while ComEd’s cash flow hedge expires on May 31, 2007.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $21 million pre-tax gain and a $75 million pre-tax loss for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, amounts reclassified from accumulated OCI into earnings as a result of ineffectiveness were not material to the financial statements.

Other Derivatives (Exelon, Generation and ComEd).  Exelon, Generation and ComEd enter into certain contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133 or are not designated as cash-flow hedges. These contracts are also entered into to economically hedge and limit the market price risk associated with energy commodity prices. Changes in the fair value of these derivative contracts are recognized in current earnings. For the three months ended March 31, 2007 and 2006, Exelon, Generation and ComEd recognized the following net unrealized mark-to-market gains (losses), realized mark-to-market gains (losses) and total mark-to- market gains (losses) (before income taxes) relating to economic hedge mark-to-market activity of certain purchase power and sale contracts pursuant to SFAS No. 133. Generation’s, ComEd’s and Exelon’s other economic hedge mark-to-market activity on purchase power and sale contracts are reported in fuel and purchased power, revenue and operating and maintenance expense, respectively.

	Three Months Ended March 31, 2007
	Generation	ComEd(a)	Other(b)	Exelon

Unrealized mark-to-market gains (losses)	$(76)	$1	$(1)	$(76)
Realized mark-to-market gains (losses)	(39)	1	—	(38)

Total net mark-to-market gains (losses)	$(115)	$2	$(1)	$(114)

(a)	See “Energy-Related Derivatives” above.

(b)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

	Three Months Ended March 31, 2006
	Generation	ComEd(a)	Other(b)	Exelon

Unrealized mark-to-market gains (losses)	$(57)	$(10)	$13	$(54)
Realized mark-to-market gains	35	—	—	35

Total net mark-to-market gains (losses)	$(22)	$(10)	$13	$(19)

(a)	See “Energy-Related Derivatives” above.

(b)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

Proprietary Trading Activities (Generation).  Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Management Committee. These contracts are recognized on the Consolidated Balance Sheets at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. The proprietary trading activities, which included volumes of 5,101 GWhs and 6,985 GWhs for the three months ended March 31, 2007 and 2006, respectively, are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. For the three months ended March 31, 2007 and 2006, Exelon and Generation recognized the following net unrealized mark-to-market gains, realized mark-to-market losses and total net mark-to-market losses (before income taxes) relating to mark-to-market activity on derivative instruments entered into for trading purposes. Gains and losses associated with financial

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading are reported as revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

	Three Months
	Ended March 31,
	2007	2006

Unrealized mark-to-market gains	$—	$2
Realized mark-to-market losses	(3)	(2)

Total net mark-to-market losses	$(3)	$—

Credit Risk Associated with Derivative Instruments (Exelon and Generation)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivatives contracts is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation attempts to enter into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, the credit department establishes credit limits and letter of credit requirements for each counterparty, which are defined in the derivatives contracts. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s credit limit and letter of credit thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. Generation’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, beginning in 2007, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren are not required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation may be required to post collateral.

The notional amount of derivatives does not represent amounts that are exchanged by the parties and, thus, is not a measure of the Registrants’ exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates. Exelon’s and Generation’s credit exposure, net of collateral, as of March 31, 2007 and December 31, 2006 were $525 million and $791 million, respectively.

As of March 31, 2007, Generation had $127 million of collateral deposit payments being held by counterparties and Generation was holding $27 million of collateral deposits received from counterparties.

9.	Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and BSC employees, except for those employees of Generation’s wholly owned subsidiary,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AmerGen, who participate in the separate AmerGen-sponsored defined benefit pension plan and postretirement benefit plan.

Defined Benefit Pension and Other Postretirement Benefits — Consolidated Plans (Exelon, Generation, ComEd and PECO)

The following table presents the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2007 and 2006. The 2007 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. The 2007 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.87%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

Exelon calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected long-term rate of return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” allow the MRV of plan assets to be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. Exelon uses a calculated value when determining the MRV of the pension plan assets that adjusts for 20% of the difference between fair value and expected MRV of plan assets. This calculated value has the effect of stabilizing variability in assets to which Exelon applies that expected return. Exelon uses fair value when determining the MRV of the other postretirement benefit plan assets.

			Other
	Pension		Postretirement
	Benefits		Benefits
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$41	$41	$25	$25
Interest cost	151	142	49	47
Expected return on assets	(204)	(204)	(28)	(26)
Amortization of:
Transition obligation	—	—	2	2
Prior service cost (benefit)	4	4	(14)	(23)
Actuarial loss	37	40	17	23

Net periodic benefit cost	$29	$23	$51	$48

The following approximate amounts were included in capital and operating and maintenance expense during the three months ended March 31, 2007 and 2006, respectively, for Generation’s, ComEd’s, PECO’s and Exelon

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate’s allocated portion of the Exelon-sponsored and AmerGen-sponsored pension and postretirement benefit plans:

	Three Months
	Ended
	March 31,
Pension and Postretirement Benefit Costs	2007	2006

Generation	$36	$31
ComEd	24	19
PECO	10	10
Exelon Corporate(a)	10	11

(a)	Represents amounts billed to Exelon’s subsidiaries through intercompany allocations.

Pension and Other Postretirement Benefits — AmerGen Plans (Generation)

The following table presents the components of net periodic benefit costs for the three months ended March 31, 2007 and 2006 for the AmerGen-sponsored plans. The 2007 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets. AmerGen uses fair value for purposes of determining the MRV of the pension and other postretirement benefit plan assets.

			Other
	Pension		Postretirement
	Benefits		Benefits
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$3	$3	$2	$2
Interest cost	2	2	1	1
Expected return on assets	(2)	(2)	—	—

Net periodic benefit cost	$3	$3	$3	$3

401(k) Savings Plan (Exelon, Generation, ComEd and PECO)

Exelon, Generation, ComEd and PECO participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon, Generation, ComEd and PECO match a percentage of the employee contribution up to certain limits. The following table presents, by registrant, the matching contribution to the savings plans during the three months ended March 31, 2007 and 2006:

	Three Months
	Ended
	March 31,
Savings Plan Matching Contributions	2007	2006

Exelon	$16	$15
Generation	8	8
ComEd	4	4
PECO	2	2

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes (Exelon, Generation, ComEd and PECO)

The Registrants’ effective income tax rate from continuing operations for the three months ended March 31, 2007 and 2006 varied from the U.S. Federal statutory rate principally due to the following:

	Three Months Ended March 31, 2007
	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.4	5.4	4.3	(0.9)
Qualified nuclear decommissioning trust fund income	0.4	0.5	—	—
Plant basis differences	—	—	—	0.4
Synthetic fuel-producing facilities credit(a)	(4.7)	—	—	—
Domestic production activities deduction	(1.4)	(1.5)	—	—
Tax exempt income	(0.3)	(0.3)	—	—
Amortization of investment tax credit	(0.3)	(0.1)	(9.6)	(0.3)
Nontaxable postretirement benefits	(0.3)	(0.1)	(8.9)	(0.2)
Allowance for funds used during construction (AFUDC), equity	—	—	(3.6)	—
Lobbying activities	0.1	—	9.7	—
Forecasted annual tax rate adjustment	(0.3)	(0.1)	11.0	—
Other	(0.7)	(1.1)	(0.4)	—

Effective income tax rate	32.9%	37.7%	37.5%	34.0%

(a)	See Notes 2 and 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

	Three Months Ended March 31, 2006
	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.4	4.4	4.8	(0.6)
Qualified nuclear decommissioning trust fund income	0.5	0.7	—	—
Amortization of regulatory asset	0.7	—	0.7	—
Plant basis differences	0.1	—	—	0.1
Synthetic fuel-producing facilities credit(a)	(4.4)	—	—	—
Domestic production activities deduction	(0.8)	(1.1)	—	—
Tax exempt income	(0.5)	(0.7)	—	—
Amortization of investment tax credit	(0.5)	(0.3)	(0.8)	(0.4)
Nontaxable postretirement benefits	(0.4)	(0.3)	(0.7)	(0.3)
Lobbying activities	0.6	—	0.3	—
Forecasted annual tax rate adjustment	0.5	—	0.9	0.1
Other	(0.7)	(0.2)	0.5	0.1

Effective income tax rate	33.5%	37.5%	40.7%	34.0%

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	See Notes 2 and 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

Accounting for Uncertainty in Income Taxes (Exelon, Generation, ComEd and PECO)

The Registrants adopted the provisions of FIN 48 on January 1, 2007. The following table shows the effect of adopting FIN 48 on the Registrants’ Consolidated Balance Sheets as of January 1, 2007.

Increase (decrease)	Exelon	Generation	ComEd	PECO

Accounts receivable, net — Other	$72	$—	$72	$1
Goodwill	(53)	—	(53)	—
Other deferred debits and other assets	378	22	137	208
Accrued expenses	(211)	(2)	(186)	—
Deferred income taxes and unamortized investment tax credits	(86)	28	(299)	185
Other deferred credits and other liabilities	710	31	642	11
Retained earnings	(16)	(35)	(1)	13

As a result of the implementation of FIN 48, Exelon, Generation, ComEd, and PECO have identified unrecognized tax benefits of $1.5 billion, $311 million, $797 million and $318 million, respectively, as of January 1, 2007.

ComEd has identified $21 million of its unrecognized tax benefit at January 1, 2007 that, if recognized, would decrease the effective tax rate. Generation has identified $51 million of its unrecognized tax expense at January 1, 2007 that, if recognized, would increase the effective tax rate.

Generation and PECO have reflected in their Consolidated Balance Sheets as of January 1, 2007 a net interest receivable of $1 million and $20 million, respectively, related to their uncertain income tax positions. Exelon and ComEd have reflected in their Consolidated Balance Sheets as of January 1, 2007 a net interest liability of $134 million and $167 million related to their uncertain income tax positions. The Registrants have not accrued any penalties with respect to unrecognized tax benefits. The Registrants recognize accrued interest related to unrecognized tax benefits in interest expense or interest income and penalties, if any, in operating and maintenance expense on their Consolidated Statements of Operations. Exelon and ComEd have reflected in their Consolidated Statement of Operations as of March 31, 2007 net interest expense of $4 million and $8 million, respectively, related to their uncertain income tax positions. PECO has reflected in its Consolidated Income Statement as of March 31, 2007 net interest income of $3 million related to its uncertain income tax positions.

Exelon and its subsidiaries file a consolidated U.S. Federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Illinois being the most significant. Exelon and its subsidiaries also file separate company income tax returns in several states with Pennsylvania being the most significant. Exelon and its subsidiaries have completed examinations by the Internal Revenue Service (IRS) for taxable years prior to 1999; however several tax issues remain unresolved for tax years prior to 1999 and have been protested to IRS Appeals, the next administrative level within the IRS. In the second quarter of 2004, the IRS commenced an audit of Exelon and its subsidiaries for taxable years 1999 through 2001 and is expected to complete the audit by the end of 2007. Exelon and its subsidiaries have also completed examinations by the state of Illinois for taxable years prior to 1999 and by the Commonwealth of Pennsylvania on the separate company income tax returns for taxable years ending from 2000 to 2003. However, to the extent adjustments are made to these prior years as either part of a settlement at IRS Appeals or IRS Examination, the state taxable income may also be adjusted.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months as a result of settling several uncertain tax positions. ComEd is in the process of negotiating with IRS Appeals a settlement related to research and development refund claims filed by ComEd for taxable years 1989 through 1998. At this point, an estimate of a change, if any, to the unrecognized tax benefit amount cannot be made. A majority of the refund claim relates to ComEd’s formerly owned generation property. Pursuant to the asset transfer agreement between ComEd and Generation, any current tax benefit related to this unrecognized tax benefit as well as a portion of the related interest income would be recorded to ComEd’s goodwill as it relates to taxable periods prior to the PECO /Unicom merger as required under EITF 93-7. Generation would record the offsetting future deferred tax effects, which would impact future period earnings. ComEd and PECO also have several other issues at the IRS Appeals for taxable years 1996 through 1998 that, if settled, would not significantly increase or decrease the total amount of unrecognized tax benefits.

As part of the Federal examination of taxable years 1999 through 2001, the IRS has issued proposed adjustments related to ComEd’s deferral of gain on the 1999 sale of its fossil plants. See “1999 Sale of Fossil Generating Assets” below for details. ComEd’s management is in the process of evaluating its options with respect to the proposed tax deficiency. Those options include either protesting the disallowance to the IRS Appeals Division or possible litigation. If ComEd’s management decides to litigate the matter, ComEd may be required to pay the tax and related interest due on the deficiency and file for refund. Paying the tax liability and interest with respect to the gain deferral of the fossil plant sale and its related issues may result in a decrease in the amount of unrecognized tax benefits by as much as $433 million.

The IRS has also proposed an adjustment requiring the capitalization of certain merger costs previously deducted, associated with the PECO / Unicom merger. Management is currently reviewing the proposed adjustment to determine if it agrees, but if accepted, Exelon and PECO would reduce the amount of its unrecognized tax benefits by approximately $16 million and $10 million, respectively.

Generation and ComEd filed refund claims related to taxable years 1999 through 2004 for research and development expenditures. The IRS is in the early stages of the audit of those claims. At this point, an estimate of a change, if any, to the unrecognized tax benefit amount cannot be made.

Certain of ComEd and PECO’s tax positions evaluated under FIN 48 are dependent on ComEd and PECO having sufficient tax basis in its fixed assets. Should ComEd and PECO obtain any future benefit associated with the Simplified Service Cost Method (SSCM) accounting method change (discussed fully below), it will require a reduction to the tax basis of assets. As a result, the SSCM could have an effect on the unrecognized tax benefits associated with other tax positions that are dependent on tax basis.

Simplified Service Cost Method (Exelon, ComEd and PECO)

In 2001, ComEd and PECO filed a request with the IRS to change their tax method of accounting for certain capitalized overhead costs. The requested tax method of accounting, the SSCM, is expressly permitted under IRS regulations. The effect of the tax method change results in the immediate expensing of certain overhead costs that were previously capitalized to self-constructed property. During the first quarter of 2007, the IRS granted the tax method change. In April 2007, ComEd and PECO signed the consent agreements, thus making the tax method change effective as of that date. The consent agreement has terms and conditions that subject the change to certain published guidance as well as future guidelines and directives to be issued by the IRS. As a result of the uncertainty of forthcoming IRS settlement guidelines, ComEd and PECO are currently unable to estimate the tax benefit associated with the SSCM. ComEd and PECO have entered into an agreement with a tax consultant related to the filing of this tax method change request. The fee for this agreement is contingent upon receiving consent from the IRS and is based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash impacts to

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd and PECO related to this agreement will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees would be recorded in accordance with FIN 48 and SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), respectively, and could be material to the financial position, results of operations and cash flows of ComEd and PECO.

1999 Sale of Fossil Generating Assets (Exelon and ComEd)

Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of March 31, 2007 and December 31, 2006, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. The Federal tax returns and related tax return disclosures covering the period of the 1999 sale are currently under IRS audit. Exelon’s ability to continue to defer all or a portion of this liability depends on whether its treatment of the sales proceeds, as having been received in connection with an involuntary conversion is proper pursuant to applicable law. In November 2006, ComEd received from the IRS a notice of proposed adjustment disallowing the deferral of gain associated with its position that proceeds from the fossil plant sales resulted from an “involuntary conversion.”

Exelon’s and ComEd’s ability to continue to defer the remainder of the tax liability on the fossil plant sale may depend in part on whether its tax characterization of a sale leaseback transaction into which Exelon entered in connection with the fossil plant sale is proper pursuant to applicable law. In February 2007, Exelon received from the IRS a notice of proposed adjustment disallowing the deferral of gain associated with its sale leaseback transaction. The IRS has indicated its position that the Exelon sale leaseback transaction is substantially similar to a leasing transaction, a sale-in, lease-out (SILO), the IRS is treating as a “listed transaction” pursuant to guidance it issued in 2005. A listed transaction is one which the IRS considers to be a potentially abusive tax shelter. Exelon disagrees with the IRS’s characterization of its sale leaseback as a SILO and believes its position is correct and will continue to aggressively defend that position upon audit and any subsequent appeals or litigation.

In final form, both the notice for the involuntary conversion and the like kind exchange will be in the IRS’ audit report expected to be issued in the second or third quarter of 2007. Upon receipt of the final IRS report, Exelon will have the opportunity to either appeal the disallowance to the IRS Appeals, the next administrative level of the IRS, or litigate the matter. If Exelon’s and ComEd’s management decides to litigate, the matter it may be required to pay the tax and related interest due on the deficiency and file for refund.

A successful IRS challenge to ComEd’s positions would accelerate future income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of March 31, 2007, Exelon’s and ComEd’s potential cash outflow, including tax and interest (after tax), could be as much as $978 million. If the deferral were successfully challenged by the IRS, it could negatively impact Exelon’s and ComEd’s results of operations by as much as $146 million (after tax) related to interest expense. Exelon’s and ComEd’s management believe a reserve for interest has been appropriately recorded in accordance with FIN 48; however, the ultimate outcome of such matters could result in unfavorable or favorable adjustments to the results of operations, and such adjustments could be material. Final resolution of this matter is not anticipated for several years.

Investments in Synthetic Fuel-Producing Facilities (Exelon)

Exelon, through three separate wholly owned subsidiaries, owns interests in two limited liability companies and one limited partnership (the Sellers) that own synthetic fuel-producing facilities. Section 45K (formerly Section 29) of the Internal Revenue Code provides tax credits for the sale of synthetic fuel produced from coal. However, Section 45K contains a provision under which the tax credits are phased out (i.e., eliminated) in the event crude oil prices for a year exceed certain thresholds. Exelon is required to pay for tax credits based on the production

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the facilities regardless of whether or not a phase-out of the tax credits is anticipated. However, Exelon has the legal right to recover a portion of the payments made to the Sellers related to phased-out tax credits.

In April 2007, the IRS published the 2006 oil Reference Price which resulted in a 33% phase-out of tax credits for calendar year 2006 which reduced Exelon’s earned after-tax credits of $164 million to $110 million for the year ended December 31, 2006. At December 31, 2006, Exelon had estimated the 2006 phase-out to be 38% and had receivables on its Consolidated Balance Sheet from the Sellers totaling $63 million associated with the portion of the payments previously made to the Sellers related to tax credits that were anticipated to be phased out for 2006. The difference between the actual 2006 phase-out and the 2006 phase-out estimated at December 31, 2006 resulted in a $9 million increase in tax credits for 2006 and a corresponding $6 million decrease, net of the related tax benefit, in the receivables due from the Sellers as of December 31, 2006, which will be reflected in Exelon’s operating results in the second quarter of 2007.

The following table (in dollars) provides the estimated phase-out range for 2007 based on the per barrel price of oil as of March 31, 2007. The table also contains the estimated 2007 annual average New York Mercantile Exchange, Inc. index (NYMEX) price per barrel at March 31, 2007 based on year-to-date and futures prices.

Estimated
2007

Beginning of Phase-Out Range(a)	$62
End of Phase-Out Range(a)	78
2007 Annual Average NYMEX	66

(a)	The estimated 2007 phase-out range as of March 31, 2007 is based upon the actual 2006 phase-out range. The actual 2006 phase-out range was determined using the inflation adjustment factor published by the IRS in April 2007. The actual 2006 phase-out range was increased by 2% (Exelon’s estimate of inflation) to arrive at the estimated 2007 phase-out range.

At March 31, 2007, Exelon had receivables on its Consolidated Balance Sheet from the Sellers totaling $18 million associated with the portion of the payments previously made to the Sellers related to tax credits that are anticipated to be phased out in 2007. As of March 31, 2007, Exelon has estimated the 2007 phase-out to be 27%, which has reduced Exelon’s earned after-tax credits of $65 million to $48 million for the three months ended March 31, 2007. These credits may be further phased out during the remainder of 2007 depending on the price of oil; however, as these tax credits are phased out, Exelon anticipates recording income through the establishment of additional receivables from the Sellers or from derivatives entered into in 2005 (as more fully described below) depending on the magnitude of the credits phased-out.

In 2005, Exelon and Generation entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits. One of the Sellers has security interests in these derivatives. Including the related mark-to-market gains and losses on these derivatives, interests in synthetic fuel-producing facilities increased Exelon’s net income by $25 million and $12 million during the three months ended March 31, 2007 and 2006, respectively. Exelon anticipates that it will continue to record income or losses related to the mark-to-market gains or losses on its derivative instruments and changes to the tax credits earned by Exelon during the period of production as a result of volatility in oil prices.

Net income from interests in synthetic fuel-producing facilities is reflected in the Consolidated Statements of Operations and Comprehensive Income within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net.

There are provisions in the agreements between the parties, such as low production volume, unanimous consents between the parties and defaults by the parties, which would allow or cause an early termination of the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnerships. If none of the parties to the agreements takes action to terminate the partnerships early, the partnerships will terminate in 2008.

The non-recourse notes payable principal balance was $74 million and $108 million at March 31, 2007 and December 31, 2006, respectively. The non-recourse notes payable can be relieved either through eventual payments or possibly through extinguishment which may occur subsequent to termination of the partnership pursuant to the agreements between the parties.

11.	Asset Retirement Obligations (Exelon and Generation)

Nuclear Decommissioning Asset Retirement Obligations (ARO)

Exelon, Generation and AmerGen have legal obligations to decommission their nuclear power plants following the expiration of their operating licenses. Exelon, Generation and AmerGen will pay for their respective obligations using trust funds that have been established for this purpose.

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from January 1, 2007 to March 31, 2007:

Exelon and Generation

Nuclear decommissioning AROs at January 1, 2007	$3,533
Accretion expense	57
Payments to decommission retired plants	(3)

Nuclear decommissioning AROs at March 31, 2007	$3,587

Exelon and Generation update their nuclear decommissioning AROs on a periodic basis; however, there were no changes in the underlying assumptions that would result in a significant change to the estimated future cash flows during the first quarter of 2007 or 2006.

Nuclear Decommissioning Trust Fund Investments

The trust funds that have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations were originally funded with amounts collected from customers. Certain of these trust funds will continue to be funded by future collections from PECO customers.

At March 31, 2007 and December 31, 2006, Exelon and Generation had nuclear decommissioning trust fund investments totaling $6,540 million and $6,415 million, respectively.

At March 31, 2007 and December 31, 2006, Exelon and Generation had gross unrealized gains of $1,353 million and $1,287 million, respectively, related to the nuclear decommissioning trust fund investments, which were included in regulatory liabilities or accumulated other comprehensive income in Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates or accumulated other comprehensive income in Generation’s Consolidated Balance Sheets. Exelon and Generation consider all nuclear decommissioning trust fund investments in an unrealized loss position to be other-than-temporarily impaired. As a result of certain Nuclear Regulatory Commission restrictions, Exelon and Generation are unable to demonstrate the ability and intent to hold the nuclear decommissioning trust fund investments through a recovery period and accordingly recognizes any unrealized holding losses immediately. For the three months ended March 31, 2007, Generation recorded impairment charges totaling $8 million and $2 million associated with the nuclear decommissioning trust funds for the former ComEd and the AmerGen units, respectively. For the three months ended March 31, 2006, Generation recorded impairment charges totaling $3 million associated with the nuclear decommissioning trust funds for the former ComEd units.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the sale of nuclear decommissioning trust fund investments, Exelon and Generation realized gains of $9 million for the three months ended March 31, 2007 and realized losses of $2 million for the three months ended March 31, 2006 on nuclear decommissioning trust funds.

Refer to Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for a full discussion of the accounting for nuclear decommissioning obligations, nuclear decommissioning trust funds and the corresponding accounting implications resulting from agreements entered into with ComEd and PECO at the time of the corporate restructuring effective January 1, 2001. In addition, see Note 16 — Related Party Transactions for information regarding intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

12.	Earnings Per Share and Shareholders’ Equity (Exelon)

Earnings per Share

Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares to be issued upon exercise of stock options, performance share awards and restricted stock outstanding under Exelon’s long-term incentive plans considered to be common stock equivalents. The following table sets forth the components of basic and diluted earnings per share and shows the effect of these stock options, performance share awards and restricted stock on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months
	Ended
	March 31,
	2007	2006

Income from continuing operations	$681	$399
Income from discontinued operations	10	1

Net income	$691	$400

Average common shares outstanding — basic	672	669
Assumed exercise of stock options, performance share awards and restricted stock	5	6

Average common shares outstanding — diluted	677	675

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 3 million and 4 million for the three months ended March 31, 2007 and 2006, respectively.

Share Repurchases

In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. See Note 16 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information regarding Exelon’s share repurchase program. Repurchased shares are held as treasury shares and recorded at cost. As of March 31, 2007, 13 million shares of common stock have been purchased under the share repurchase program for $652 million. During the three months ended March 31, 2007 and 2006, Exelon repurchased 0.6 million shares and 0.9 million shares, respectively, of common stock under the share repurchase program for $37 million and $54 million, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plans

The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Income and Comprehensive Income during the three months ended March 31, 2007 and 2006:

	Three Months
	Ended
	March 31,
	2007	2006

Stock options	$15	$17
Performance shares	17	21
Restricted stock units	6	1

Total stock-based compensation included in operating and maintenance expense	38	39
Income tax benefit	(15)	(15)

Total after-tax stock-based compensation expense	$23	$24

Stock Options and Performance Shares

For information regarding stock options and performance shares, see Notes 1 and 16 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K.

Restricted Stock Units

Beginning in January 2007, Exelon began granting key managers restricted stock units in lieu of stock options through its long-term incentive plans. During the three months ended March 31, 2007, Exelon granted 331,745 restricted stock units, which will vest and settle over a three-year period.

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), the cost of services received from employees in exchange for the issuance of restricted stock units is required to be measured based on the grant-date fair value of the restricted stock unit issued. The value of the restricted stock units at the date of grant is either amortized through expense over the requisite service period using the straight-line method or capitalized. For non-retirement eligible individuals, the substantive service period was determined to be the three-year vesting period. The cost associated with restricted stock units granted to employees who are retirement eligible is recognized immediately upon the date of grant, as the employees are not required to render any further service to earn the restricted stock units. For employees who become retirement eligible during the substantive service period, the cost of the restricted stock units is recognized on a straight-line basis over the requisite service period.

The holders of the restricted stock units will be paid shares of common stock annually during the vesting period of three years. During the three months ended March 31, 2007, Exelon had costs of $5 million related to outstanding awards not yet settled.

13.	Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments and nuclear decommissioning at December 31, 2006, see Notes 13 and 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K. All significant contingencies are disclosed below.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy Commitments

Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as of March 31, 2007 did not change significantly from December 31, 2006, except for the following:

•	Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others increased by approximately $149 million during the three months ended March 31, 2007, reflecting increases of approximately $578 million, $346 million and $121 million in 2008, 2009 and 2010 sales commitments, respectively, offset by the fulfillment of approximately $896 million of 2007 commitments during the three months ended March 31, 2007. The increases were primarily due to increased forward sales of energy to counterparties other than ComEd as a result of the expiration of the PPA with ComEd on December 31, 2006, as well as increased overall hedging activity in the normal course of business.

As a result of the first reverse-auction competitive bidding process, ComEd is procuring substantially all of its supply under supplier forward contracts with various suppliers. See Note 5 — Regulatory Issues for further information.

Fuel Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of March 31, 2007 did not change significantly from December 31, 2006, except for the following:

•	Generation’s total fuel purchase obligations for nuclear and fossil generation as of March 31, 2007 increased by $58 million for 2008, $89 million for 2009 and 2010, and $270 million for 2011 and beyond, as compared to December 31, 2006 due to contracts entered into in the normal course of business.

•	PECO’s total fuel purchase obligations increased by approximately $105 million during the three months ended March 31, 2007, reflecting an increase of $19 million, $36 million, $31 million and $19 million in 2007, 2008, 2009 and 2010, respectively, primarily related to the purchase of natural gas and related transportation services.

Commercial Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial commitments as of March 31, 2007, representing commitments potentially triggered by future events, did not change significantly from December 31, 2006, except for the following:

•	Exelon’s guarantees increased by $211 million primarily as a result of leasing activities, energy trading and performance guarantees.

•	Generation’s letters of credit increased by $6 million and its guarantees (outside the scope of FIN 45) increased by $175 million primarily as a result of energy trading activities and the performance guaranty agreement entered into in connection with the sale of TEG and TEP.

Environmental Liabilities

The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. ComEd and PECO have identified 42 and 27 sites, respectively, where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several Potentially Responsible Parties (PRPs) which may be responsible for ultimate remediation of each location. Of these 42 sites identified by ComEd, the Illinois Environmental Protection Agency has approved the clean up of nine sites and of the 27 sites identified by PECO, the Pennsylvania Department of Environmental Protection has approved the cleanup of 12 sites. Of the remaining sites identified by ComEd and PECO, 20 and 10 sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2012, respectively. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperate in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs are split evenly between ComEd and Nicor pending their final agreement on allocation of costs at each site, but either party may demand arbitration if the parties cannot agree on a final allocation of costs. For most of the sites, the interim agreement contemplates that neither party will pay less than 20%, nor more than 80% of the final costs for each site. ComEd’s accrual for these environmental liabilities is based on ComEd’s estimate of its 50% share of costs under the interim agreement with Nicor. On April 17, 2006, Nicor submitted a demand for arbitration of the cost allocation for 38 MGP sites. Through March 31, 2007, ComEd has incurred approximately $117 million associated with remediation of the sites in question. Although ComEd believes that the arbitration proceedings will not result in an allocation of costs materially different from ComEd’s current estimate of its aggregate remediation costs for MGP sites, the outcome of the arbitration proceedings is not certain and could result in a material increase or decrease of ComEd’s estimate of its share of the aggregate remediation costs.

Based on the final order received in ComEd’s Rate Case, beginning in 2007, ComEd is recovering MGP remediation costs from customers for which it established a regulatory asset (see ComEd Rate Case below). Pursuant to a PAPUC order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 14 — Supplemental Financial Information for further information regarding regulatory assets and liabilities.

As of March 31, 2007 and December 31, 2006, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
March 31, 2007	Reserve	and Remediation

Exelon	$114	$86
Generation	19	—
ComEd	56	49
PECO	39	37

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
December 31, 2006	Reserve	and Remediation

Exelon	$119	$88
Generation	20	—
ComEd	58	49
PECO	41	39

The Registrants cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

Section 316(b) of the Clean Water Act

In July 2004, the United States Environmental Protection Agency (EPA) issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. The Clean Water Act requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts. The Phase II rule established national performance standards for reducing entrainment and impingement of aquatic organisms at existing power plants. The rule provided each facility with a number of compliance options and permitted site-specific variances based on a cost-benefit analysis. The requirements were intended to be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, New Boston, Oyster Creek, Peach Bottom, Quad Cities, Salem and Schuylkill. Since promulgation of the rule, Generation has been evaluating compliance options at each of its affected plants to achieve interim compliance deadlines.

On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in a challenge to the final Phase II rule brought by environmental groups and several states. The court found that, with respect to a number of significant provisions of the rule, the EPA either exceeded its authority under the Clean Water Act, failed to adequately set forth its rationale for the rule, or failed to follow required procedures for public notice and comment. The court remanded the rule back to the EPA for revisions consistent with the court’s opinion. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. For example, the court found that environmental restoration does not qualify as a compliance option and site-specific compliance variances based on a cost-benefit analysis are impermissible.

The court’s decision has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. It is not yet known whether the EPA, or any of the industry petitioners, will seek an en banc rehearing by the entire Second Circuit panel, or file a petition for certiorari seeking review by the U.S. Supreme Court. In the interim, the EPA has announced the suspension of the Phase II rule due to the uncertainty about the specific compliance requirements created by the court’s remand of significant provisions of the rule. Until the EPA finalizes the rule on remand, the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. Due to this uncertainty, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule has performance standards that require the reduction of cooling

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

water intake flow at the plants consistent with closed loop cooling systems, then the impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, financial position and cash flows could be material.

In a pre-draft permit dated May 13, 2005 and a draft permit issued on July 19, 2005, as part of the NPDES permit renewal process for Oyster Creek that has been pending since 1999, the New Jersey Department of Environmental Protection (NJDEP) preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. The final permit has not been issued, and Oyster Creek has continued to operate under the 1999 permit. Generation cannot predict with any certainty how the NJDEP will implement its best professional judgment. AmerGen has not made a determination regarding how it will comply with the Section 316(b) regulations and must first evaluate the final regulations issued by the EPA as a result of the decision of the U.S. Court of Appeals for the Second Circuit, discussed above. In addition, the cost required to retrofit Oyster Creek with closed cycle cooling could be material and could therefore negatively impact Generation’s decision to renew the plant’s operating license.

In June 2001, the NJDEP issued a renewed NPDES permit for Salem, which expired in July 2006, allowing for the continued operation of Salem with its existing cooling water system. NJDEP advised Public Service Enterprise Group Incorporated (PSEG), the plant operator, in a letter dated July 12, 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, along with continued operation of the existing intake, is the best available technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NPDES permit while the NPDES permit renewal application is being reviewed. PSEG must evaluate the final Phase II rule after remand, particularly whether the restoration done under the Estuary Enhancement Project remains a compliance option. If application of the final Section 316(b) regulations or the NJDEP as a result of the Phase II ruling discussed above ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $500 million and could result in increased depreciation expense related to the retrofit investment.

Nuclear Generating Station Groundwater

On December 16, 2005 and February 27, 2006, the Illinois EPA issued violation notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station (Braidwood). In November 2005, Generation discovered that spills from the line in 1996, 1998 and 2000 have resulted in a tritium plume in groundwater that is both on and off the plant site. Levels in portions of the plume exceed Federal limits for drinking water. However, samples from drinking water wells on property adjacent to the plant showed that, with one exception, tritium levels in these wells were at levels that naturally occur. The tritium level in one drinking water well was elevated above levels that occur naturally, but was significantly below the state and Federal drinking water standards, and Generation believes that this level posed no threat to human health. Generation has investigated the causes of the releases and has taken the necessary corrective actions to prevent another occurrence. Generation notified the owners of 14 potentially affected adjacent properties that, upon sale of their property, Generation will reimburse the owners for any diminution in property value caused by the tritium release. As of March 31, 2007, Generation has purchased four of the 14 adjacent properties.

On March 13, 2006, a class action lawsuit was filed against Exelon, Generation and ComEd (as the prior owner of Braidwood) in Federal District Court for the Northern District of Illinois on behalf of all persons who live or own

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property within 10 miles of Braidwood. Initially, the plaintiffs primarily sought compensation for diminished property values, but in February 2007, they amended their complaint to seek punitive damages. The U.S. District Court for the Northern District of Illinois denied the class action status of the lawsuit on March 19, 2007. Plaintiffs have requested reconsideration and are seeking certification of a class of approximately 200 persons whose property allegedly has tritium at levels below detection level, along with a class of adjacent property owners (unspecified in number) that have allegedly been impacted by tritium from the plant. Exelon, Generation and ComEd will oppose class certification on these bases.

On March 14 and 23, 2006, 37 area residents filed two separate but identical lawsuits against Exelon, Generation and ComEd in the Circuit Court of Will County, Illinois alleging property contamination and seeking compensation for diminished property values. Exelon removed these cases to Federal court, and all three cases were assigned to the same District Court judge. Subsequently, seven plaintiffs withdrew from the cases, and 18 additional plaintiffs were added. On October 11, 2006, two area residents filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Exelon, Generation and ComEd. The allegations in the complaint are substantially similar to the lawsuits described above, and the case has been transferred to the judge overseeing the other Federal cases.

Exelon, Generation and ComEd, have tendered the defense for all of these lawsuits described above to their insurance carrier, ANI, and ANI has agreed to defend the suits subject to a reservation of rights. Exelon, Generation and ComEd continue to believe that these lawsuits are without merit and will continue to vigorously defend them.

On March 16, 2006, the Attorney General of the State of Illinois and the State’s Attorney for Will County, Illinois filed a civil enforcement action against Exelon, Generation and ComEd in the Circuit Court of Will County relating to the releases of tritium discussed above and alleging that, beginning on or before 1996, and with additional events in 1998, 2000 and 2005, there have been tritium and other non-radioactive wastes discharged from Braidwood in violation of Braidwood’s NPDES permit, the Illinois Environmental Protection Act and regulations of the Illinois Pollution Control Board. The lawsuit seeks injunctive relief relating to the discontinuation of the liquid tritium discharge line until further court order, soil and groundwater testing, prevention of future releases and off-site migration and to provide potable drinking water to area residents. The action also seeks the maximum civil penalties allowed by the statute and regulations, $10,000 or $50,000 for each violation (depending on the specific violation), and $10,000 for each day during which a violation continues. On May 24, 2006, the Circuit Court of Will County, Illinois entered an order resulting in Generation commencing remediation efforts in June 2006 for tritium in groundwater off of plant property. Among other things, the May 24, 2006 order requires Generation to conduct certain studies and implement measures to ensure that tritium does not leave plant property at levels in excess of the United States EPA safe drinking water standard. Any civil penalty will not be determined until the consent decree is finalized. Furthermore, the Circuit Court of Will County may exercise its discretion in determining the final penalty, if any, taking into account a number of factors, including corrective actions taken by Generation and other mitigating circumstances.

As of March 31, 2007 and December 31, 2006, Generation had reserves of $3 million and $3 million (pre-tax), respectively, related to the matters described above, which Generation deems adequate to cover the costs of remediation and potential related corrective measures.

As a result of intensified monitoring and inspection efforts in 2006, Generation detected small underground tritium leaks at the Dresden Nuclear Generating Station (Dresden) and at the Byron Nuclear Generating Station (Byron). Neither of these discharges occurred outside the property lines of the plant, nor does Generation believe either of these matters poses health or safety threats to employees or to the public. Generation identified the source

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the leaks and implemented repairs. On March 31, 2006 and April 12, 2006, the Illinois EPA issued a violation notice to Generation in connection with the Dresden and Byron leaks, respectively, alleging various violations, including those related to (1) Illinois groundwater standards, (2) non-permitted discharges, and (3) each station’s NPDES permit. Generation has analyzed the remediation options related to these matters and submitted its response and proposed remediation plan to the Illinois EPA. On July 10, 2006, the Illinois EPA rejected the remediation plan for Dresden and on July 12, 2006, the Illinois EPA sent a Notice of Intention to Pursue Legal Action. On July 17, 2006, the Illinois EPA rejected the remediation plan for Byron and has referred the matter to the Illinois Attorney General for consideration of formal enforcement action and the imposition of penalties.

Generation is actively discussing the violation notices and Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA and the Attorneys General for Illinois and the Counties in which the plants are located. While Generation is unable to determine the amount of the civil penalties that will be included in a final consent decree, it is probable that they will exceed $100,000 in the aggregate for all three stations but will not be material to Exelon’s and Generation’s financial position, results of operations and cash flows. Generation expects these matters to be resolved during 2007.

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

Greenhouse Gas Emissions Reductions

Exelon announced on May 6, 2005 that it has established a voluntary goal to reduce its greenhouse gas (GHG) emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon will incorporate recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in activities that result in the reduction or avoidance of GHG emissions. Exelon made this pledge under the United States EPA’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. Exelon believes that its planned GHG management efforts, including increased use of renewable energy, its current energy and process efficiency initiatives and its efforts in the areas of carbon sequestration, will allow it to achieve this goal. The anticipated cost of achieving the voluntary GHG emissions reduction goal will not have a material effect on Exelon’s future results of operations, financial condition or cash flows.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U.S. Environmental Protection Agency holding that carbon dioxide and other GHGs are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHGs may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHGs should not be regulated. Possible outcomes from this decision include regulation of GHGs from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule, and Federal or state legislation. Due to the uncertainty as to any of these potential outcomes, Exelon cannot estimate the effect of the decision on its operations and its future results of operations, financial condition and cash flows.

Leases

The Registrants’ lease commitments as of March 31, 2007 did not change significantly from December 31, 2006. See Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for information regarding leases.

Litigation and Regulatory Matters

Exelon, Generation and PECO

PJM Billing Dispute.  In December 2004, Exelon filed a complaint with FERC against PJM and PPL Electric (PPL) alleging that PJM had overcharged Exelon from April 1998 through May 2003 as a result of a billing error. Specifically, the complaint alleges that PJM mistakenly identified PPL’s Elroy substation transformer as belonging to Exelon and that, as a consequence, during times of congestion, Exelon’s bills for transmission congestion from PJM erroneously reflected energy that PPL took from the Elroy substation and used to serve PPL load.

Beginning in September of 2005 and throughout 2006, Exelon and PPL filed multiple settlement proposals with FERC, with each new proposal superceding the prior, in attempts to resolve this matter. On March 20, 2007, FERC issued an order accepting the settlement in which PPL agreed to directly pay Exelon approximately $43 million in a lump-sum payment (comprised of $38 million of erroneous charges, plus interest of $5 million). At that time, Exelon established a receivable due from PPL and recognized the corresponding gain in current earnings. Approximately $32 million and $11 million of the settlement amount will be received by Generation and PECO, respectively, and recorded as a reduction to purchased power expense and interest income. In April 2007, this receivable amount was paid in full, including interest.

Real Estate Tax Appeals.  Generation and PECO each have been challenging real estate taxes assessed on certain nuclear plants. PECO has been involved in litigation in which it has contested taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom). On March 27, 2007, PECO prevailed in a unanimous decision by the Pennsylvania Supreme Court in its contesting of taxes assessed in 1997 under PURTA. The Commonwealth of Pennsylvania (Commonwealth) had contended that PECO owed more in real estate taxes in 1997 than had previously been remitted by PECO, while PECO contended that it owed less than what it had previously remitted. PECO received a favorable ruling in this case, which is expected to result in the eventual refunding or credit to PECO of approximately $38 million of real estate taxes previously remitted plus approximately $17 million in interest. PECO has recorded a receivable for the $55 million expected to be received from the Commonwealth. PECO had previously reserved approximately $17 million for the difference between the Commonwealth’s assessment and the amount previously remitted by PECO. PECO is in the process of determining the ultimate use and ratemaking treatment of these amounts and has recorded the total of these amounts of $72 million as a regulatory liability. See Note 14 — Supplemental Financial

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for a listing of PECO’s regulatory assets and liabilities. As of March 31, 2007, Generation was involved in real estate tax appeals for 2006 and 2005 for the valuation of its Byron plant and is involved in appeals regarding the 2006 valuation of its Braidwood, Clinton and Dresden plants. The ultimate outcome of these matters remains uncertain and could result in unfavorable or favorable impacts to the consolidated financial statements of Exelon, Generation and PECO. Generation and PECO believe their reserve balances for exposures associated with real estate taxes as of March 31, 2007 reflect the probable expected outcome of these appeals proceedings in accordance with SFAS No. 5.

Exelon and Generation

Asbestos Personal Injury Claims.  In the second quarter of 2005, Generation engaged independent actuaries to determine if, based on historical claims data and other available information, a reasonable estimate of future losses could be calculated associated with asbestos-related personal injury actions in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. Based on the actuaries’ analyses, management’s review of current and expected losses, and the view of counsel regarding the assumptions used in estimating the future losses, Generation recorded an undiscounted $43 million pre-tax charge for its estimated portion of all estimated future asbestos-related personal injury claims estimated to be presented through 2030. This amount did not include estimated legal costs associated with handling these matters, which could be material. Generation’s management determined that it was not reasonable to estimate future asbestos-related personal injury claims past 2030 based on only three years of historical claims data and the significant amount of judgment required to estimate this liability. The $43 million pre-tax charge was recorded as part of operating and maintenance expense in Generation’s Consolidated Statements of Operations and Comprehensive Income in 2005 and reduced net income by $27 million after tax.

At March 31, 2007 and December 31, 2006, Generation had reserved approximately $48 and $48 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2007, approximately $12 million of this amount relates to 138 open claims presented to Generation, while the remaining $36 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2030 based on actuarial assumptions and analysis. Generation plans to obtain annual updates of the estimate of future losses. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments. During 2006 and the first quarter of 2007, Generation performed a periodic update to this reserve, which did not result in a material adjustment.

Oil Spill Liability Trust Fund Claim.  In December 2004, the two Salem nuclear generation units were taken offline due to an oil spill from a tanker in the Delaware River near the facilities. The units, which draw water from the river for cooling purposes, were taken offline for approximately two weeks to avoid intake of the spilled oil and for an additional two weeks relating to start up issues arising from the oil spill shutdown. The total shutdown period resulted in lost sales from the plant. Generation and PSEG subsequently filed a joint claim for losses and damages with the Oil Spill Liability Trust Fund. In January 2007, Exelon and PSEG submitted a revised damages calculation to the Oil Spill Liability Trust Fund identifying approximately $46 million in total damages and losses, of which approximately $20 million would be paid to Exelon. As this matter represents a contingent gain, Generation has not recorded any income. Generation expects this matter to be resolved in 2007.

Exelon

Pension Claim.  On July 11, 2006, a former employee of ComEd filed a purported class action lawsuit against the Exelon Corporation Cash Balance Pension Plan (Plan) in the Federal District Court for the Northern District of Illinois. The complaint alleges that the Plan, which covers certain management employees of Exelon’s subsidiaries,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated lump sum distributions in a manner that does not comply with the Employee Retirement Income Security Act (ERISA). The plaintiff seeks compensatory relief from the Plan on behalf of participants who received lump sum distributions since 2001 and injunctive relief with respect to future lump sum distributions. It remains to be determined whether this case will proceed as a class action and how many Plan participants may be part of the proposed class, if a class is certified. However, the lawsuit is not expected to have a material financial impact on Exelon.

Savings Plan Claim.  On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleges that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Savings Plan and participants, including alleged investment losses. On February 21, 2007 the district court granted the defendants’ motion to strike the plaintiffs’ claim for investment losses.

Exelon, Generation, ComEd and PECO

General.  The Registrants are involved in various other litigation matters that are being defended and handled in the ordinary course of business. The Registrants maintain accruals for such costs that are probable of being incurred and subject to reasonable estimation. The ultimate outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse effect on the Registrants’ financial condition, results of operations or cash flows.

Fund Transfer Restrictions

The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate in the making or paying of any dividends of such public utility from any funds properly included in capital account.” What constitutes “funds properly included in capital account” is undefined in the Federal Power Act or the related regulations; however, the FERC has consistently interpreted the provision to allow dividends to be paid as long as (i) the source of the dividends is clearly disclosed, (ii) the dividend is not excessive and (iii) there is no self-dealing on the part of corporate officials. While these restrictions may limit the absolute amount of dividends that a particular subsidiary may pay, Exelon does not believe these limitations are materially limiting because, under these limitations, the subsidiaries are allowed to pay dividends sufficient to meet Exelon’s actual cash needs. See Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for additional information regarding fund transfer restrictions.

Income Taxes

ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash impacts to ComEd and PECO related to these agreements will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. If a settlement is reached, a portion of ComEd’s tax benefits,

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including any associated interest for periods prior to the PECO/Unicom Merger, would be recorded as a reduction of goodwill under the provisions of EITF 93-7. Exelon cannot predict the timing of the final resolution of these refund claims.

See Note 10 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

14.	Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Exelon	Generation	ComEd	PECO

Investment income	$2	$—	$1	$1
Gain on sale of investments, net	15	15	—	—
Decommissioning-related activities:
Decommissioning trust fund income(a)	46	46	—	—
Decommissioning trust fund income — AmerGen(a)	11	11	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(8)	(8)	—	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(2)	(2)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(37)	(37)	—	—
Net direct financing lease income	6	—	—	—
AFUDC, equity	1	—	1	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	20	—	—	—
Interest income related to settlement of PJM billing dispute(e)	5	4	—	1
Interest income related to uncertain income tax positions under FIN 48(f)	1	—	—	3
Other	3	3	—	—

Other, net	$63	$32	$2	$5

(a)	Includes investment income and realized gains and losses.

(b)	For the three months ended March 31, 2007, includes other-than-temporary impairments totaling $8 million on nuclear decommissioning trust funds for the former ComEd units.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments. See

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for additional information.

(e)	See Note 13 — Commitments and Contingencies for additional information.

(f)	See Note 3 — New Accounting Pronouncements and Note 10 — Income Taxes for additional information.

	Three Months Ended March 31, 2006
	Exelon	Generation	ComEd	PECO

Investment income	$3	$—	$—	$2
Decommissioning-related activities:
Decommissioning trust fund income(a)	29	29	—	—
Decommissioning trust fund income — AmerGen(a)	9	9	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(3)	(3)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(26)	(26)	—	—
Net direct financing lease income	6	—	—	—
Unrealized income tax credits(d)	29	—	—	—
Other	(2)	(2)	1	1

Other, net	$45	$7	$1	$3

(a)	Includes investment income and realized gains and losses.

(b)	For the three months ended March 31, 2006, includes other-than-temporary impairments totaling $3 million on nuclear decommissioning trust funds for the former ComEd units.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for further information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The following tables provide additional information regarding the components of other non-cash operating activities and other assets and liabilities within the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Exelon	Generation		ComEd	PECO

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$80	$36		$24	$10
Equity in (earnings) losses of unconsolidated affiliates and investments	26	(2)		2	2
Provision for uncollectible accounts	19	—		7	12
Stock-based compensation costs	27	—		—	—
Net realized gains on nuclear decommissioning trust funds	(9)	(9)		—	—
Gain on sale of investments, net	(15)	(15)		—	—
Amortization of energy-related options	33	33		—	—
Non-cash accounts receivable activity	(18)	—		—	—
Spent nuclear fuel interest expense	12	12		—	—
Amortization of regulatory asset related debt costs	9	—		7	2
Other	6	1		11	3

Total other non-cash operating activities	$170	$56		$51	$29

Changes in other assets and liabilities:
Under/over-recovered energy costs	$(55)	$—		$(67)	$12
Other current assets	(281)	(100	)(a)	1	(147	)(c)
Other noncurrent assets and liabilities	(29)	(19	)(b)	8	(4)

Total changes in other assets and liabilities	$(365)	$(119)		$(58)	$(139)

(a)	Relates primarily to the purchase of energy-related options and prepaid assets.

(b)	Relates primarily to the purchase of long-term fuel options.

(c)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2006
	Exelon	Generation		ComEd	PECO

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$71	$31		$19	$10
Equity in losses of unconsolidated affiliates and investments	39	3		3	3
Provision for uncollectible accounts	25	—		4	19
Stock-based compensation costs	32	—		—	—
Amortization of energy-related options	33	33		—	—
Non-cash accounts receivable activity	(33)	—		—	—
Spent nuclear fuel expense	9	9
Other decommissioning-related activities	(6)	(6)		—	—
Amortization of regulatory asset related debt costs	6	—		5	1
Other	—	—		6	3

Total other non-cash operating activities	$176	$70		$37	$36

Changes in other assets and liabilities:
Under/over-recovered energy costs	$50	$—		$—	$50
Other current assets	(189)	(24	)(a)	(7)	(139	)(c)
Other noncurrent assets and liabilities	(88)	(72	)(b)	(1)	(5)

Total changes in other assets and liabilities	$(227)	$(96)		$(8)	$(94)

(a)	Relates primarily to the purchase of energy-related options and prepaid assets.

(b)	Relates primarily to the purchase of long-term fuel options.

(c)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of March 31, 2007 and December 31, 2006:

	March 31, 2007
	Exelon	ComEd	PECO

Regulatory assets
Competitive transition charge	$2,836	$—	$2,836
Pension and other postretirement benefits	1,363	—	—
Deferred income taxes	803	11	792
Debt costs	200	172	28
Severance	153	153	—
Conditional asset retirement obligations	110	96	14
MGP remediation costs	65	45	20
Non-pension postretirement benefits	37	—	37
Rate case costs	7	7	—
Department of Energy facility decommissioning	5	—	5
Procurement case costs	5	5	—
Other	45	28	17

Noncurrent regulatory assets	5,629	517	3,749
Under-recovered energy costs current asset(a)	73	73	—

Total regulatory assets	$5,702	$590	$3,749

	March 31, 2007
	Exelon	ComEd	PECO

Regulatory liabilities
Nuclear decommissioning	$1,945	$1,781	$164
Removal costs	1,068	1,068	—
Deferred taxes	50	—	—
Refund of PURTA taxes(b)	72	—	72
Other	5	4	1

Noncurrent regulatory liabilities	3,140	2,853	237
Over-recovered energy costs current liability(a)	24	6	18

Total regulatory liabilities	$3,164	$2,859	$255

(a)	Starting in 2007, the ComEd costs represent electricity and transmission costs recoverable (refundable) under ComEd’s ICC-approved rates. ComEd’s deferred energy costs are earning (paying) a rate of return. See Note 5 — Regulatory Issues.

(b)	See Note 13 — Commitments and Contingencies for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Exelon	ComEd	PECO

Regulatory assets
Competitive transition charge	$2,982	$—	$2,982
Pension and other postretirement benefits	1,380	—	—
Deferred income taxes	801	11	790
Debt costs	209	179	30
Severance	158	158	—
Conditional asset retirement obligations	109	95	14
MGP remediation costs	73	47	26
Non-pension postretirement benefits	39	—	39
Rate case costs	7	7	—
Department of Energy facility decommissioning	6	—	6
Procurement case costs	5	5	—
Other	39	30	9

Total regulatory assets	$5,808	$532	$3,896

	December 31, 2006
	Exelon	ComEd	PECO

Regulatory liabilities
Nuclear decommissioning	$1,911	$1,760	$151
Removal costs	1,059	1,059	—
Deferred taxes	50	—	—
Other	5	5	—

Noncurrent regulatory liabilities	3,025	2,824	151
Over-recovered energy costs current liability	6	—	6

Total regulatory liabilities	$3,031	$2,824	$157

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of March 31, 2007 and December 31, 2006:

	March 31, 2007
	Exelon		Generation		ComEd	PECO

Property, plant and equipment:
Accumulated depreciation	$7,392	(a)	$3,498	(a)	$1,492	$2,239
Accounts receivable:
Allowance for uncollectible accounts	94		17		21	55

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes accumulated amortization of nuclear fuel of $1,126 million.

	December 31, 2006
	Exelon		Generation		ComEd	PECO

Property, plant and equipment:
Accumulated depreciation	$7,250	(a)	$3,414	(a)	$1,445	$2,228
Accounts receivable:
Allowance for uncollectible accounts	91		17		20	51

(a)	Includes accumulated amortization of nuclear fuel of $1,078 million.

The following table provides information regarding counterparty margin deposit accounts and option premiums as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
Exelon and Generation	2007	2006

Other current assets:
Counterparty collateral deposits paid	$127	$26
Option premiums	172	179
Other current liabilities:
Counterparty collateral deposits received	27	273

The following table provides information regarding dividends payable as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
Exelon	2007	2006

Other current liabilities:
Dividends payable	$294	$295

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment Information (Exelon, Generation, ComEd and PECO)

Exelon has three reportable segments: Generation, ComEd and PECO. Exelon evaluates the performance of its segments based on net income. Generation, ComEd and PECO each operate in a single business segment; as such, no separate segment information is provided for these registrants.

Three Months Ended March 31, 2007 and 2006

Exelon’s segment information for the three months ended March 31, 2007 and 2006 is as follows:

					Intersegment
	Generation	ComEd	PECO	Other(a)	Eliminations	Consolidated

Total revenues(b):
2007	$2,703	$1,490	$1,500	$194	$(1,058)	$4,829
2006	2,220	1,426	1,407	205	(1,397)	3,861
Intersegment revenues:
2007	$860	$1	$2	$195	$(1,058)	$—
2006	1,188	2	2	205	(1,397)	—
Income (loss) from continuing operations before income taxes:
2007	$890	$8	$194	$(77)	$—	$1,015
2006	429	91	141	(61)	—	600
Income taxes:
2007	$335	$3	$66	$(70)	$—	$334
2006	161	37	48	(45)	—	201
Income (loss) from continuing operations:
2007	$555	$5	$128	$(7)	$—	$681
2006	268	54	93	(16)	—	399
Income from discontinued operations:
2007	$5	$—	$—	$5	$—	$10
2006	—	—	—	1	—	1
Net income (loss):
2007	$560	$5	$128	$(2)	$—	$691
2006	268	54	93	(15)	—	400
Total assets:
March 31, 2007	$18,588	$18,189	$10,077	$14,616	$(16,759)	$44,711
December 31, 2006	18,909	17,774	9,773	14,295	(16,432)	44,319

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

(b)	For the three months ended March 31, 2007 and 2006, utility taxes of $66 million and $62 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2007 and 2006, utility taxes of $63 million and $57 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	Three Months Ended
	March 31,
	2007	2006

Operating revenues from affiliates
ComEd Transitional Funding Trust	$1	$1
PETT	2	2

Total operating revenues from affiliates	$3	$3

Fuel purchases from related parties
Keystone Fuels, LLC	$9	$11
Conemaugh Fuels, LLC	11	11

Total fuel purchases from related parties	$20	$22

Interest expense to affiliates, net
ComEd Transitional Funding Trust	$9	$14
ComEd Financing II	3	3
ComEd Financing III	3	3
PETT	39	48
PECO Trust III	2	2
PECO Trust IV	1	1

Total interest expense to affiliates, net	$57	$71

Equity in earnings (losses) of unconsolidated affiliates and investments
ComEd Funding LLC	$(2)	$(3)
PETT	(2)	(3)
TEG and TEP	3	(2)
Investment in synthetic fuel-producing facilities	(24)	(30)
Other	(1)	(1)

Total equity in earnings (losses) of unconsolidated affiliates and investments	$(26)	$(39)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$—	$17
Investments in affiliates
ComEd Funding LLC	$2	$4
ComEd Financing II	10	10
ComEd Financing III	6	6
PETT	53	54
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6
Other	(1)	1

Total investments in affiliates	$80	$85

Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	$8	$14
Payables to affiliates (current)
ComEd Financing II	$3	$6
ComEd Financing III	1	4
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$8	$11

Long-term debt to ComEd Transitional Funding Trust, PETT and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$537	$648
ComEd Financing II	155	155
ComEd Financing III	206	206
PETT	2,226	2,403
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt due to financing trusts	$3,308	$3,596

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended
	March 31,
	2007	2006

Operating revenues from affiliates
ComEd(a)	$380	$771
PECO(b)	480	416
BSC(c)	—	1

Total operating revenues from affiliates	$860	$1,188

Fuel purchases from related parties
Keystone Fuels, LLC	$9	$11
Conemaugh Fuels, LLC	11	11

Total fuel purchases from related parties	$20	$22

Operating and maintenance from affiliates
ComEd(d)	$1	$2
PECO(d)	2	2
BSC(c)	75	71

Total operating and maintenance from affiliates	$78	$75

Interest expense to affiliates, net
Exelon intercompany money pool(e)	$—	$1
Equity in earnings (losses) of investments
TEG and TEP	3	(2)
NuStart Energy Development, LLC	(1)	(1)

Total equity in earnings (losses) of investments	$2	$(3)

Cash distribution paid to member	$295	$165
Cash contribution received from member	$—	$5

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006

Receivables from affiliates (current)
Exelon(f)	$—	$85
ComEd(a)	53	197
PECO(b)	186	153
BSC(c)	—	2

Total receivables from affiliates (current)	$239	$437

Contributions to Exelon intercompany money pool(e)	$130	$13
Payables to affiliates (current)
Exelon(f)	$4	$—
BSC(c)	55	—

Total payables to affiliates (current)	$59	$—

Payables to affiliates (noncurrent)
ComEd decommissioning(g)	$1,781	$1,760
PECO decommissioning(g)	164	151

Total payables to affiliates (noncurrent)	$1,945	$1,911

(a)	Effective January 1, 2007, Generation has a supplier forward agreement with ComEd to provide up to 35% of ComEd’s electricity supply requirements. Prior to 2007, Generation had a PPA with ComEd, which expired December 31, 2006. As a result of the expiration of the PPA with ComEd and the results of the auctions, Generation is selling more power through bilateral agreements. See Note 13 — Commitments and Contingencies for further detail.

(b)	Generation has a PPA with PECO, as amended, to provide the full energy requirements of PECO.

(c)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Some third-party reimbursements due to Generation are recovered through BSC.

(d)	Generation purchases electricity from ComEd and PECO for Generation’s own use at its generation stations. Generation’s PPA with ComEd expired December 31, 2006. See Note 13 — Commitments and Contingencies for further detail regarding the PPAs.

(e)	Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool at a market rate of interest.

(f)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation. In addition, Generation has a receivable from Exelon for the allocation of certain tax benefits related to a capital loss carryback.

(g)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to ComEd and PECO, as applicable, for payment to the customers. See Note 11 — Asset Retirement Obligations for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	Three Months Ended
	March 31,
	2007	2006

Operating revenues from affiliates
Generation(a)	$1	$2
ComEd Transitional Funding Trust	1	1

Total operating revenues from affiliates	$2	$3

Purchased Power from affiliate
Generation(b)	$380	$771
Operation and maintenance from (to) affiliates
BSC(c)	$49	$52
Interest expense to affiliates, net
ComEd Transitional Funding Trust(e)	$9	$14
ComEd Financing II	3	3
ComEd Financing III	3	3

Total interest expense to affiliates, net	$15	$20

Equity in losses of unconsolidated affiliates
ComEd Funding LLC	$2	$3
Capitalized costs
BSC(c)	$17	$17
Cash contributions received from parent	$—	$23

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$—	$17
Other	—	1

Total receivables from affiliates (current)	$—	$18

Investments in affiliates
ComEd Funding LLC	$2	$4
ComEd Financing II	10	10
ComEd Financing III	6	6

Total investments in affiliates	$18	$20

Receivable from affiliates (noncurrent)
Generation(d)	$1,781	$1,760
ComEd Transitional Funding Trust	8	14
Other	4	—

Total receivable from affiliates (noncurrent)	$1,793	$1,774

Payables to affiliates (current)
Generation(b)	$53	$197
BSC(c)	22	10
ComEd Financing II	3	6
ComEd Financing III	1	4
Other	—	2

Total payables to affiliates (current)	$79	$219

Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust(e)	$537	$648
ComEd Financing II	155	155
ComEd Financing III	206	206

Total long-term debt due to financing trusts	$898	$1,009

(a)	ComEd provides electricity to Generation for Generation’s own use at its generation stations.

(b)	ComEd’s full-requirements PPA, as amended, with Generation expired December 31, 2006. Starting January 2007, ComEd began procuring electricity from Generation under the supplier forward contract resulting from the reverse-auction procurement process. See Note 5 — Regulatory Issues for more information.

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers. See Note 11 — Asset Retirement Obligations for additional information.

(e)	Amount includes a $17 million reallocation from prepaid interest to long-term debt. This reallocation did not have an impact on ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	Three Months Ended
	March 31,
	2007	2006

Operating revenues from affiliates
Generation(a)	$2	$2
PETT(b)	2	2

Total operating revenues from affiliates	$4	$4

Purchased power from affiliate
Generation(c)	$480	$416
Operating and maintenance from affiliates
BSC(d)	$29	$31
Interest expense to affiliates, net
PETT	$39	$48
PECO Trust III	2	2
PECO Trust IV	1	1
Other	1	—

Total interest expense to affiliates, net	$43	$51

Equity in losses of unconsolidated affiliates
PETT	$2	$3
Capitalized costs
BSC(d)	$9	$17
Cash dividends paid to parent	$155	$116
Cash contributions received from parent	$65	$48

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006

Investments in affiliates
PETT	$53	$54
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6

Total investments in affiliates	$63	$64

Receivable from affiliate (noncurrent)
Generation decommissioning(e)	$164	$151
Borrowings from Exelon intercompany money pool(f)	$13	$45
Payables to affiliates (current)
Generation(c)	$186	$153
BSC(d)	21	48
Exelon	1	1
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$212	$203

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$2,226	$2,404
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$2,410	$2,588

Shareholders’ equity — receivable from parent(g)	$1,025	$1,090

(a)	PECO provides energy to Generation for Generation’s own use primarily at its generation stations.

(b)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.

(c)	PECO has entered into a PPA with Generation. See Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for more information regarding the PPA.

(d)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)	PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers. See Note 11 — Asset Retirement Obligations.

(f)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool at a market rate of interest.

(g)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2007 through 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events (Exelon and Generation)

On April 4, 2007, Generation agreed to sell its rights to 942 MWs of capacity, energy, and ancillary services supplied from its existing long-term contract with Tenaska Georgia Partners, LP through a tolling agreement with Georgia Power, a subsidiary of Southern Company, commencing June 1, 2010 and lasting for 15 or 20 years. The transaction between Generation and Georgia Power is subject to approval by the Georgia Public Service Commission (GPSC). Upon approval of the transaction by the GPSC, Exelon and Generation will recognize a non-cash after-tax loss of up to $75 million. Generation expects to receive approval from the GPSC during the third quarter of 2007. The transaction provides Generation with approximately $43 million in annual revenue in the form of capacity payments over the term of the tolling agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions except per share data, unless otherwise noted)

General

Exelon is a utility services holding company. It operates through subsidiaries in the following operating segments:

•	Generation, whose business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and competitive retail sales operations.

•	ComEd, whose business consists of the purchase and regulated retail and wholesale sale of electricity and the provision of distribution and transmission services to retail and wholesale customers in northern Illinois, including the City of Chicago.

•	PECO, whose businesses consists of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services to retail customers in southeastern Pennsylvania, including the City of Philadelphia, as well as the purchase and regulated retail sale of natural gas and the provision of distribution services to retail customers in the Pennsylvania counties surrounding the City of Philadelphia.

See Note 15 of the Combined Notes to Consolidated Financial Statements for segment information.

Exelon’s corporate operations, through its business services subsidiary, Exelon Business Services Company (BSC), provide Exelon’s business segments with a variety of support services. The costs of these services are directly charged or allocated to the applicable business segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.

EXELON CORPORATION

Executive Overview

Financial Results.  Exelon’s net income was $691 million for the three months ended March 31, 2007 as compared to $400 million for the three months ended March 31, 2006 and diluted earnings per average common share were $1.02 for the three months ended March 31, 2007 as compared to $0.59 for the three months ended March 31, 2006. The increases were primarily due to the following:

•	higher average margins on Generation’s wholesale market sales primarily due to the end of the below-market power purchase agreement (PPA) with ComEd;

•	increased nuclear output at Generation reflecting fewer outage days;

•	decreased nuclear refueling outage costs;

•	favorable PJM Interconnection, LLC (PJM) billing settlement with PPL Electric (PPL);

•	favorable weather conditions in the ComEd and PECO service territories;

•	increased delivery volume, excluding the effects of weather, at ComEd and PECO;

•	increased pricing for delivery services and increased transmission revenues at ComEd; and

•	increased earnings associated with investments in synthetic fuel-producing facilities.

The factors driving the overall increase in net income were partially offset by the following:

•	unrealized mark-to-market losses on contracts not yet settled;

•	lower margins (operating revenues less purchased power expense) at ComEd due to the end of the regulatory transition period and associated transition revenues;

•	higher operating and maintenance expenses, including wage-related inflation; and

•	increased depreciation and amortization expense, primarily related to competitive transition charge (CTC) amortization at PECO.

Financing Activities.  During the three months ended March 31, 2007, Exelon met its capital resource requirements primarily with internally generated cash as well as funds from external sources, including the capital markets, and through bank borrowings. During the three months ended March 31, 2007, ComEd and PECO issued $300 million and $175 million, respectively, of First Mortgage Bonds. In addition in the first quarter of 2007, ComEd borrowed $340 million from its credit facilities and repaid all outstanding commercial paper. During the first quarter of 2007, certain rating agencies downgraded ComEd’s debt ratings.

Regulatory and Environmental Developments.  The following significant regulatory and environmental developments occurred during the three months ended March 31, 2007. See Notes 5 and 13 of the Combined Notes to Consolidated Financial Statements for further information.

•	Rate Freeze Extension Proposal — On March 6, 2007, the Illinois House of Representatives (House) passed a rate freeze extension bill that, if enacted into law, would roll back the current electricity rates of ComEd and other Illinois utilities to rates that were in effect prior to 2007, exclusive of 2006 CTC rates. Also, the Illinois State Senate’s (Senate) Environment and Energy Committee (the Senate Committee) approved a bill, that, if enacted into law as amended, would roll back rates, exclusive of 2006 CTC rates, of certain Illinois utilities, not including ComEd, for a period of at least one year. On March 22, 2007, the Senate Committee approved for consideration by the full Senate an amendment that would make the legislation applicable to all Illinois utilities, including ComEd. On April 20, 2007, the Senate passed legislation that would rollback and freeze the rates of certain Illinois utilities, not including ComEd. This bill now moves to the House. As of April 24, 2007, the Senate has not passed any legislation rolling back or freezing ComEd’s rates.

To become law in Illinois, legislation would need to be passed by the House and Senate and signed by the Governor of Illinois. ComEd and other interested parties have been actively engaged in discussions with members of the Illinois General Assembly and other leaders to explore alternative measures, in lieu of rate freeze legislation, that would provide financial assistance for Illinois electric customers with unusually high electric bills and other customers in need of financial assistance. The outcome of these discussions of alternatives to rate freeze legislation or the ultimate outcome of the legislative process and the coverage or content of any legislation that may be adopted are all uncertain. ComEd plans to move forward with the customer relief programs affecting its customers provided that no rate rollback and freeze legislation applicable to ComEd is enacted into law. Inclusive of ComEd’s funding of its Customers’ Affordable Reliable Energy (CARE) initiative, ComEd anticipates that these customer rate relief programs may cost approximately $44 million in 2007 and approximately $20 million in additional funds during 2008 and 2009.

•	Illinois Procurement Case and Related Proceedings — In January 2007, ComEd began procuring electricity under supplier forward contracts with various suppliers, including Generation. The supplier forward contracts resulted from a “reverse-auction” competitive bidding process, which was approved by the ICC on January 24, 2006 and permits recovery by ComEd of its electricity procurement costs from retail customers with no markup. The first auction took place in September 2006. The ICC order approving the auction process is under appeal. Consistent with the process previously approved by the ICC, the ICC has opened a proceeding to consider improvements to the competitive procurement process. It is anticipated that a final order will be entered in that proceeding with sufficient time to incorporate changes into the process for the February 2008 auction.

•	Residential Rate Stabilization Program — In January 2007, ComEd launched the rate stabilization program approved by the ICC that allows residential customers the choice to limit the impact of any rate increases over the next three years. The program has an “opt-in” feature that gives customers the choice to participate, beginning with the April 2007 billing period. Under the program, residential customers choosing to participate would see average annual rate increases capped at 10% in 2007, 2008 and 2009. Costs that exceed the cap would be deferred and charged to customers over the following three years, 2010 to 2012. A carrying charge at a rate of 3.25% per year will be assessed to participants to partially cover ComEd’s cost of financing the program. As of March 31, 2007, approximately 34,000 or 1% of ComEd’s residential customers have enrolled in the program.

•	CARE − In July 2006, ComEd implemented CARE, an initiative to help customers prepare for electricity rate increases after the expiration of the rate freeze in Illinois. In addition to the residential rate stabilization program discussed above, CARE includes a variety of energy efficiency, low-income and senior citizen programs to help mitigate the impacts of the rate increase on customers’ bills.

•	Illinois Rate Design Investigation — On March 2, 2007, the ICC voted to initiate investigations into ComEd’s and the Ameren Corporation (Ameren) utilities’ rate designs, particularly for residential and residential space-heating customers. The ICC has a schedule that contemplates a final order by September 2007, which would allow implementation of changes, if any, prior to the next winter heating season.

•	Transmission Rate Case — On March 1, 2007, ComEd filed a request with the FERC, seeking approval to increase the rate ComEd receives for transmission services. ComEd also requested incentive rate treatment for certain transmission projects. If approved by the FERC, the total proposed increase of $147 million in the annual revenue requirement, including incentives, would increase an average residential customer bill about 1.5%. ComEd is requesting that the new transmission rate, if accepted by FERC, be effective as of May 2007.

•	PECO AEPS Filing — On March 19, 2007, PECO filed a request with the Pennsylvania Public Utility Commission (PAPUC) for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MW of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance under the Alternative Energy Portfolio Standards Act of 2004 (AEPS Act) following the completion of its restructuring period.

Outlook for 2007 and Beyond.  Exelon’s future financial results will be affected by a number of factors, including the following:

•	As a result of rate freeze legislation or other legislative or regulatory action, if the price at which ComEd is allowed to sell electricity beginning in 2007 is set below ComEd’s cost to procure and deliver electricity, there will be material adverse consequences to ComEd, including possible bankruptcy, which could result in material adverse consequences to Exelon and, in the event of a ComEd bankruptcy filing, possibly material adverse consequences to Generation. The ICC’s unanimous approval of the reverse-auction process, barring any adverse decision in the pending appeals or change in law, should provide ComEd with stability and greater certainty that it will be able to procure electricity and pass through the costs of that electricity to ComEd’s customers beginning in 2007 through a transparent market mechanism in the reverse-auction competitive bidding process.

•	PECO was subject to electric rate caps on its transmission and distribution rates through December 31, 2006 and is subject to caps on its generation rates through December 31, 2010. PECO’s transmission and distribution rates will continue in effect until PECO files a rate case or there is some other specific regulatory action to adjust the rates. There are no current proceedings to do so. PECO is or will be involved in proceedings involving annual changes in its electric and gas universal service fund cost charges, its electric CTC/intangible transition charge reconciliation mechanism, and its purchased gas cost rate, all of which are designed to recover PECO’s applicable costs.

•	Effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings, in accordance with its 1998 restructuring settlement with the PAPUC, PECO implemented an electric generation rate increase that will result in approximately $190 million of additional operating revenues in 2007 as compared to 2006 and a corresponding increase in purchased power, in accordance with PECO’s PPA with Generation, with no resulting impact on pre-tax operating income. The impact of this rate increase on Exelon and Generation will be an increase in operating revenues and pre-tax operating income of approximately $190 million.

•	Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2007 and 2008. However, Generation is exposed to relatively greater commodity price risk in the subsequent years for which a larger portion of its electricity portfolio may be unhedged. Generation has been and will continue to be proactive in using hedging strategies to mitigate this risk in subsequent years as well.

•	Generation depends on coal, natural gas and the production of nuclear fuel assemblies to operate its generating facilities. Coal is procured for coal-fired plants through annual, short-term and spot-market purchases. Natural gas is procured through annual, monthly and spot-market purchases. The production of nuclear fuel assemblies requires long-term uranium concentrate inventory and supply contracts, contracted conversion services, contracted enrichment services and fuel fabrication services. The supply markets for coal, natural gas and uranium are subject to price fluctuations and availability restrictions that may negatively affect the results of operations for Generation. It is not possible to predict the ultimate cost or availability of these commodities. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with these commodity price exposures.

•	The PPA between Generation and PECO expires at the end of 2010. Current market prices for electricity have increased significantly over the past few years due to the rise in natural gas and fuel prices. As a result, PECO customers’ generation rates are below current wholesale energy market prices and Generation’s margins on sales in excess of PECO’s requirements have improved historically. Generation’s ability to maintain those margins will depend on future wholesale market prices and its ability to obtain high capacity factors at its nuclear plants.

•	Select northeast and mid-Atlantic states have developed a model rule, via the Regional Greenhouse Gas Initiative, to regulate carbon emissions from fossil-fired generation in participating states starting in 2009. Federal and/or state legislation to regulate carbon emissions could occur in the future. If these plans become effective, Exelon may incur costs in further limiting the emissions from certain of its fossil-fuel fired facilities or in procuring emission allowance credits issued by various governing bodies. However, Exelon may benefit from stricter emission standards due to its significant nuclear capacity, which is not anticipated to be affected by the proposed emission standards.

•	Exelon anticipates that it will be subject to the ongoing pressures of rising operating expenses due to increases in costs such as medical benefits and rising payroll costs due to inflation. Also, Exelon will continue to incur significant capital costs associated with its commitment to produce and deliver energy reliably to its customers. Increasing capital costs may include the price of uranium, which fuels the nuclear facilities, and continued capital investment in Exelon’s aging distribution infrastructure and generating facilities. Exelon is determined to operate its businesses responsibly and to appropriately manage its operating and capital costs while serving its customers and producing value for its shareholders.

•	Exelon pursues growth opportunities that are consistent with its disciplined approach to investing to maximize earnings and cash flows. On September 29, 2006, Generation notified the Nuclear Regulatory Commission (NRC) that Generation will begin the application process for a combined construction and operating license that would allow for the possible construction of a new nuclear plant at an as-yet unnamed location in Texas. The filing of the letter with the NRC launches a process that preserves for Exelon the option to develop a new nuclear plant in Texas without immediately committing to the full project. Exelon has not decided to build a new nuclear plant. Among the various conditions that must be resolved before any formal decision to build is made are a permanent solution to spent nuclear fuel disposal, broad public acceptance of a new nuclear plant and assurances that a new plant using new technology can be financially successful. Exelon expects to submit the application to the NRC for the combined construction and operating license in 2008.

•	During 2006, FERC issued its order approving PJM’s settlement proposal related to its Reliability Pricing Model (RPM) to provide for a forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. FERC’s adoption of the settlement proposal is expected to have a favorable impact for owners of generation facilities, particularly for such facilities located in constrained zones. The first auction took place in April 2007 and resulted in Generation auctioning capacity at prices ranging from $40.80/MW to $197.67/MW per day for the period from June 1, 2007 through May 31, 2008. Subsequent auctions will be conducted in July 2007, October 2007 and January 2008 to auction capacity for periods through May 2011.

•	On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U.S. Environmental Protection Agency holding that carbon dioxide and other greenhouse gas (GHG) emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the Environmental Protection Agency for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new Environmental Protection Agency rule, and Federal or state legislation.

•	On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in a challenge to the final Phase II rule implementing Section 316(b) of the Clean Water Act. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. The court’s opinion has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. In the interim, the Environmental Protection Agency has announced the suspension of the Phase II rule due to the uncertainty about the specific compliance requirements created by the court’s remand of significant provisions of the rule. Until the Environmental Protection Agency finalizes the rule on remand, the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures.

•	After a two year rulemaking process, the PAPUC is likely to issue final Default Supplier (Provider of Last Resort) regulations in the second quarter of 2007. These regulations will provide clear guidance to electric distribution companies, such as PECO, on acceptable methods of procuring electric energy supplies for default service customers when their generation rate caps expire at the end of their electric restructuring transition periods (e.g., for PECO, the post-2010 period). PECO has generally supported the regulations, but has offered comments requesting clarification in certain respects. PECO believes that the regulations, if adopted and applied in their present form, would allow it to fully recover its cost of procuring electric energy through competitive procurement methods such as an energy auction.

•	In Illinois, Pennsylvania and other states, there is growing pressure for state regulatory and political processes to take steps to reduce the impact of price increases on retail customers. Associated with the end of the rate freeze period in Illinois in January 2007, various Illinois legislative attempts have been made to roll back and freeze ComEd’s rates for an additional period or to control the rate at which the rate increases are phased in. As a result of such experiences in Illinois and similar experiences in other states following the end of a regulatory transition period, there is a heightened risk of political pressure following the expiration of PECO’s caps on its generation rates through December 31, 2010. In Pennsylvania, Governor Edward Rendell has issued an Energy Independence Plan that has given rise to three legislative bills now pending before the General Assembly. Provisions of that legislation would materially affect the PAPUC’s proposed rules governing how default suppliers such as PECO would procure electricity for their default service customers and satisfy their obligations under the AEPS legislation when their generation rate caps expire at the end of their electric restructuring transition periods. PECO cannot predict the likelihood of such legislation being enacted and the potential impact on PECO’s operating results.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2006 Annual Report on

Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement welfare benefits, regulatory accounting, derivative instruments, contingencies, severance and revenue recognition.

Taxation

The Registrants are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. Beginning January 1, 2007, the Registrants began accounting for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. Prior to January 1, 2007, the Registrants estimated their uncertain income tax obligations in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5) and Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements — a replacement of FASB Concepts Statement No. 3 (incorporating an amendment of FASB Concepts Statement No. 2)” (CON 6). The Registrants also have non-income tax obligations related to real estate, sales and use and employment-related taxes and ongoing appeals related to these tax matters that are outside the scope of FIN 48 and accounted for under SFAS No. 5 and CON 6.

Accounting for tax obligations requires judgments, including estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. The Registrants do not record valuation allowances for deferred tax assets related to capital losses that the Registrants believe will be realized in future periods. While the Registrants believe the resulting tax reserve balances as of March 31, 2007 and December 31, 2006 are appropriately accounted for in accordance with FIN 48, SFAS No. 5, SFAS No. 109 and CON 6 as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to their consolidated financial statements and such adjustments could be material.

New Accounting Pronouncements

See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

	Three Months
	Ended		Favorable
	March 31,		(Unfavorable)
Exelon Corporation	2007	2006	Variance

Operating revenues	$4,829	$3,861	$968
Operating expenses
Purchased power and fuel expense	2,015	1,462	(553)
Operating and maintenance expense	1,058	1,024	(34)
Depreciation and amortization	369	363	(6)
Taxes other than income	196	194	(2)

Total operating expenses	3,638	3,043	(595)

Operating income	1,191	818	373

Other income and deductions
Interest expense	(156)	(153)	(3)
Interest expense to affiliates, net	(57)	(71)	14
Equity in losses of unconsolidated affiliates and investments	(26)	(39)	13
Other, net	63	45	18

Total other income and deductions	(176)	(218)	42

Income from continuing operations before income taxes	1,015	600	415
Income taxes	334	201	(133)

Income from continuing operations	681	399	282
Income from discontinued operations, net of income taxes	10	1	9

Net income	$691	$400	$291

Diluted earnings per share	$1.02	$0.59	$0.43

Net Income.  Exelon’s net income for the three months ended March 31, 2007 reflects higher average margins on wholesale market sales; higher nuclear output at Generation; decreased nuclear refueling outage costs; a favorable PJM billing settlement with PPL; favorable weather conditions in the ComEd and PECO service territories; increased electric and gas deliveries, excluding the effects of weather, at ComEd and PECO; increased pricing for delivery services and increased transmission revenues at ComEd; and increased earnings associated with investments in synthetic fuel-producing facilities. These increases were partially offset by unrealized mark-to-market losses on contracts not yet settled; decreased energy margins at ComEd; higher operating and maintenance expenses, including wage-related inflation; and increased depreciation and amortization expense, primarily related to CTC amortization at PECO.

Operating Revenues.  Operating revenues increased due to an increase in wholesale and retail electric sales at Generation due to higher volumes of generation sold to the market as a result of the expiration of the ComEd PPA in 2006, higher market prices, higher delivery volume, excluding the effects of weather and customer choice, reflecting electric and gas load growth at PECO and favorable weather conditions in the ComEd and PECO service territories. These increases were partially offset by decreased energy margins at ComEd due to the end of its regulatory transition period and the end of the below-market price PPA with Generation in 2006. See further analysis and discussion of operating revenues by segment below.

Purchased Power and Fuel Expense.  Purchased power and fuel expense increased due to higher volumes of power purchased in the market and higher market energy prices. Purchased power represented 18% of Generation’s total supply for both the three months ended March 31, 2007 and March 31, 2006. This increase was partially offset by a favorable PJM billing settlement with PPL. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.  Operating and maintenance expense increased primarily due to increased labor costs and the impacts from inflation, which were partially offset by decreased nuclear refueling outage costs. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased primarily due to additional CTC amortization at PECO.

Taxes Other Than Income.  Taxes other than income remained relatively constant for the three months ended March 31, 2007 compared to the same period in 2006.

Other Income and Deductions.  The change in other income and deductions reflects interest income related to the favorable PJM billing settlement with PPL, a gain related to the sale of investments by Generation, earnings associated with investments in synthetic fuel-producing facilities and expenses related to the terminated merger proposal with Public Service Enterprise Group Incorporated (PSEG) recorded during the three months ended March 31, 2006.

Effective Income Tax Rate.  The effective income tax rate from continuing operations was 32.9% for the three months ended March 31, 2007 compared to 33.5% for the three months ended March 31, 2006. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Discontinued Operations.  On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc. (Sithe). In addition, Exelon has sold or wound down substantially all components of Enterprises. Accordingly, the results of operations and any gain or loss on the sale of these entities have been presented as discontinued operations within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations and Comprehensive Income. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe and certain Enterprises businesses as discontinued operations.

During the three months ended March 31, 2007, Exelon’s Consolidated Statement of Income and Comprehensive Income included $5 million (after-tax) of income from discontinued operations related to a favorable legal settlement at Enterprises and $5 million (after-tax) of income from discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the three months ended March 31, 2007 compared to the same period in 2006 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Three Months Ended		Favorable
	March 31,		(Unfavorable)
	2007	2006	Variance

Generation	$555	$268	$287
ComEd	5	54	(49)
PECO	128	93	35
Other(a)	(7)	(16)	9

Total	$681	$399	$282

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) by Business Segment

	Three Months Ended		Favorable
	March 31,		(Unfavorable)
	2007	2006	Variance

Generation	$560	$268	$292
ComEd	5	54	(49)
PECO	128	93	35
Other(a)	(2)	(15)	13

Total	$691	$400	$291

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Results of Operations — Generation

	Three Months Ended		Favorable
	March 31,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$2,703	$2,220	$483
Operating expenses
Purchased power and fuel	1,065	974	(91)
Operating and maintenance	639	668	29
Depreciation and amortization	67	67	—
Taxes other than income	41	43	2

Total operating expenses	1,812	1,752	(60)

Operating income	891	468	423

Other income and deductions
Interest expense	(35)	(43)	8
Equity in earnings (losses) of investments	2	(3)	5
Other, net	32	7	25

Total other income and deductions	(1)	(39)	38

Income from continuing operations before income taxes	890	429	461
Income taxes	335	161	(174)

Income from continuing operations	555	268	287
Income from discontinued operations, net of income taxes	5	—	5

Net income	$560	$268	$292

Net Income.  First quarter 2007 net income was $560 million compared with $268 million in the first quarter of 2006. Generation’s net income in the first quarter of 2007 increased compared with the same quarter last year primarily due to higher revenue, net of purchased power and fuel expense, and lower operating and maintenance expense resulting from lower nuclear refueling outage expenses, which was partially offset by inflationary expense pressures. Generation’s revenue, net of purchased power and fuel expense, increased by $392 million in the first quarter of 2007 compared with the first quarter of 2006, which was driven by higher average margins primarily due to the end of the below-market price PPA with ComEd at the end of 2006, the contractual increase in the prices associated with Generation’s PPA with PECO, and by a PJM billing settlement with PPL. In addition to these impacts, first quarter 2007 net income included (all after tax) a gain on the sale of investments of $9 million and earnings of $5 million associated with the settlement of a tax matter related to Generation’s previous investment in Sithe.

Operating Revenues.  For the three months ended March 31, 2007 and 2006, Generation’s sales were as follows:

	Three Months
	Ended
	March 31,
Revenue	2007	2006	Variance	% Change

Electric sales to affiliates	$860	$1,172	$(312)	(26.6)%
Wholesale and retail electric sales	1,636	746	890	119.3%

Total electric sales revenue	2,496	1,918	578	30.1%
Retail gas sales	182	249	(67)	(26.9)%
Trading portfolio	1	2	(1)	(50.0)%
Other operating revenue(a)	24	51	(27)	(52.9)%

Total operating revenue	$2,703	$2,220	$483	21.8%

(a)	Includes sales relating to fossil fuel sales, operating service agreements and decommissioning revenue from PECO in 2007 and fossil fuel sales, operating service agreements and decommissioning revenue from ComEd and PECO in 2006.

	Three Months
	Ended
	March 31,
Sales (in GWhs)	2007	2006	Variance	% Change

Electric sales to affiliates	16,205	29,924	(13,719)	(45.8)%
Wholesale and retail electric sales	30,829	14,308	16,521	115.5%

Total electric sales	47,034	44,232	2,802	6.3%

Trading volumes of 5,101 GWhs and 6,985 GWhs for the three months ended March 31, 2007 and 2006 respectively, are not included in the table above.

Electric sales to affiliates.  Revenue from sales to affiliates decreased $312 million for the three months ended March 31, 2007, as compared to the same period in 2006. The decrease was primarily due to a $503 million decrease from lower electric sales volume, partially offset by higher prices resulting in a $191 million increase in revenues.

In the ComEd territories, lower volumes resulted in a $532 million decrease in revenues. Generation’s PPA with ComEd expired December 31, 2006. As a result of the expiration of the PPA and the results of the auctions, beginning in 2007, Generation is selling more power through bilateral agreements, which resulted in a decrease in volumes to ComEd. Prices were higher resulting in a $156 million increase in revenues.

In the PECO territories, higher prices resulted in increased revenues of $35 million due to a scheduled electric generation rate increase that took effect January 1, 2007. Additionally, volumes increased resulting in increased revenues of $29 million.

Wholesale and retail electric sales.  The increase in Generation’s wholesale and retail electric sales for the three months ended March 31, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Volume	$874
Price	16

Increase in wholesale and retail electric sales	$890

Wholesale and retail electric sales increased $890 million for the three months ended March 31, 2007, as compared to the same period in 2006. The increase was the result of higher volumes of generation sold to the market as a result of the expiration of the ComEd PPA in 2006.

Retail gas sales.  Retail gas sales decreased $67 million for the three months ended March 31, 2007 as compared to the same period in 2006, of which $46 million was due to lower realized prices and $21 million was due to lower volumes as a result of lower demand.

Other revenue.  The decrease in other revenues in 2007 was due to a $16 million decrease related to the termination of decommissioning collections from ComEd in accordance with the terms and conditions of the ICC Order which only permitted such collections through December 31, 2006. Additionally, an $11 million decrease in other revenues was attributable to the sale of TEG and TEP on February 9, 2007 and the resulting absence of revenue thereafter.

Purchased Power and Fuel Expense.  Generation’s supply sources are summarized below:

	Three Months
	Ended
	March 31,
Supply Source (in GWhs)	2007	2006	Variance	% Change

Nuclear generation(a)	35,357	33,491	1,866	5.6%
Purchases — economic hedge portfolio	8,683	7,770	913	11.8%
Fossil and hydroelectric generation	2,994	2,971	23	1.0%

Total supply	47,034	44,232	2,802	6.3%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The changes in Generation’s purchased power and fuel expense for the three months ended March 31, 2007 compared to the same period in 2006 consisted of the following:

			Increase
	Price	Volume	(Decrease)

Purchased power costs	$(22)	$66	$44
Generation cost	13	12	25
Fuel resale cost	(50)	(21)	(71)
Mark-to-market	n.m.	n.m.	93

Increase in purchased power and fuel expense			$91

n.m. Not meaningful

Purchased Power Cost.  Purchased power cost includes all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation experienced overall higher volumes that were attributable to increased purchases from PPAs and to serve load commitments. These increases were partially offset by lower purchased power volumes needed to supply ComEd due to the expiration of the PPA at December 31, 2006. Further, Generation realized overall lower prices for purchased power. Additionally, Generation’s purchased power cost decreased $28 million due to the PJM billing dispute settlement with PPL. See Note 13 of the Combined Notes to Consolidated Financial Statements.

Generation Cost.  Generation cost includes fuel cost for internally generated energy. Generation experienced overall higher generation costs for the three months ended March 31, 2007 as compared to the same period in 2006 due to increased prices related to fossil fuel generation. The increased volume of $12 million was primarily due to higher nuclear and fossil fuel generation.

Fuel Resale Cost.  Fuel resale cost includes retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the three months ended March 31, 2007 as compared to quarter ended

2006 consisted of overall lower prices resulting in a decrease of $50 million. Additionally, a decrease of $21 million was the result of lower volumes caused by lower demand.

Mark-to-market.  Mark-to-market losses on power hedging activities were $161 million for the three months ended March 31, 2007 compared to gains of $38 million for the same period in 2006. Mark-to-market gains on fuel hedging activities were $46 million for the three months ended March 31, 2007 compared to losses of $60 million for the same period in 2006.

Generation’s average margin per MWh of electricity sold during the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
($/MWh)	2007	2006	% Change

Average electric revenue
Electric sales to affiliates	$53.07	$39.17	35.5%
Wholesale and retail electric sales	53.07	52.14	1.8%
Total — excluding the trading portfolio	53.07	43.36	22.4%
Average electric supply cost(a) — excluding the trading portfolio	18.90	16.44	15.0%
Average margin — excluding the trading portfolio	34.17	26.92	26.9%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

Nuclear fleet operating data for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months
	Ended
	March 31,
	2007	2006

Nuclear fleet capacity factor(a)	96.4%	91.0%
Nuclear fleet production cost per MWh(a)	$14.27	$15.51

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor increased primarily due to fewer scheduled refueling outage and non-refueling outage days during the three months ended March 31, 2007 compared to the same period in 2006. For the three months ended March 31, 2007 and 2006, non-refueling outage days totaled 1 and 25, respectively, and refueling outage days totaled 40 and 79, respectively. Additionally, during the three months ended March 31, 2007, both Quad Cities units operated at Extended Power Uprate (EPU) generation levels as compared to the three months ended March 31, 2006, when the generation levels of both Quad Cities units were reduced to pre-EPU generation levels to address vibration related equipment issues. The higher number of net MWh’s generated resulted in a lower production cost per MWh for the three months ended March 31, 2007 as compared to the same period in 2006.

Operating and Maintenance Expense.  The decrease in operating and maintenance expense for the three months ended March 31, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Nuclear refueling outage costs	$(29)
Decommissioning-related activities	(14)
Pension, payroll and benefit costs	22
Other	(8)

Decrease in operating and maintenance expense	$(29)

The net $29 million decrease was primarily attributable to the following:

•	A $29 million decrease in nuclear refueling outage costs was associated with the fewer planned refueling outage days during the three months ended March 31, 2007 as compared to the same period in 2006.

•	A $14 million decrease in decommissioning related activities was the result of the termination of revenue collections from ComEd, which likewise no longer required an offset through operating and maintenance expense.

•	A $22 million increase in pension, payroll and benefit costs reflected the impact of inflation as well as an increase in various direct and allocated fringe costs.

•	An $8 million decrease in other operating and maintenance expense was primarily due to a decrease in service agreement-related expenses during the three months ended March 31, 2007 as compared to the same period in 2006.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2007 compared to the same period in 2006 was relatively unchanged.

Interest Expense.  The decrease in net interest expense for the three months ended March 31, 2007 as compared to the same period in 2006 was primarily attributable to an interest payment made in 2006 to the Internal Revenue Service (IRS) in settlement of a tax matter.

Other, Net.  The change in other, net reflects a gain on sale of investments recognized in the first quarter of 2007.

Effective Income Tax Rate.  There was not a significant change in the effective income tax rate for the three months ended March 31, 2007 compared to the same period in 2006. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Discontinued Operations.  On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations within Generation’s Consolidated Statements of Operations and Comprehensive Income.

For the three months ended March 31, 2007, Generation’s Consolidated Statement of Income and Comprehensive Income included $5 million (after-tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. There was no significant activity related to the discontinued operations for Sithe during the three months ended March 31, 2006. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations — ComEd

	Three Months Ended		Favorable
	March 31,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$1,490	$1,426	$64
Operating expenses
Purchased power	968	862	(106)
Operating and maintenance	244	216	(28)
Depreciation and amortization	107	98	(9)
Taxes other than income	80	81	1

Total operating expenses	1,399	1,257	142

Operating income	91	169	(78)

Other income and deductions
Interest expense, net	(83)	(76)	(7)
Equity in losses of unconsolidated affiliates	(2)	(3)	1
Other, net	2	1	1

Total other income and deductions	(83)	(78)	(5)

Income before income taxes	8	91	(83)
Income taxes	3	37	34

Net income	$5	$54	$(49)

Net Income.  As more fully described below, ComEd’s net income for the three months ended March 31, 2007 compared to the same period in 2006 reflects higher purchased power expense, higher operating and maintenance expense, higher depreciation and amortization expense and higher interest expense, partially offset by higher operating revenues. Beginning in 2007, ComEd ceased including margin on the energy component of its deliveries to its customers, nor is it collecting CTC revenues. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased expenditures since 2004 or additional net capital investment since the end of 2004. ComEd anticipates filing a new delivery service rate case during the second quarter of 2007 based on a 2006 test year and also filed a transmission rate case during the first quarter 2007. These rate filings will help reduce the regulatory lag related to recovery of these costs and returns on ComEd’s investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion.

Operating Revenues and Purchased Power Expense.  The changes in operating revenues and purchased power expense for the three months ended March 31, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Operating	Purchased	Revenue Net of
	Revenues	Power	Purchased Power

Customer choice	$(294)	$(234)	$(60)
Rate changes and mix	304	329	(25)
Weather	32	19	13
Transmission	6	(7)	13
Volume	7	—	7
Other	9	(1)	10

Total increase (decrease)	$64	$106	$(42)

Customer choice

Revenue.  All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. As of March 31, 2007, one competitive electric generation supplier had been granted approval to serve residential customers in the ComEd service territory. However, they are not currently supplying electricity to any residential customers.

As a result of ComEd’s higher electricity rates, more non-residential customers have elected to have a competitive electric generation supplier provide their electricity. For the three months ended March 31, 2007 and 2006, 44% and 18%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers. Most of the customers previously receiving electricity under the power purchase option (PPO) are now electing either to buy their electricity from a competitive electric generation supplier or from ComEd under tariff rates.

	Three Months
	Ended March 31,
	2007	2006

Retail customers purchasing electricity from a competitive electric generation supplier:
Volume (GWhs)(a)	10,071	3,845
Percentage of total retail deliveries	44%	18%
Retail customers purchasing electricity from a competitive electric generation supplier or the ComEd PPO:
Number of customers at period end	36,900	20,700
Percentage of total retail customers	1%	(b )
Volume (GWhs)(a)	10,127	6,877
Percentage of total retail deliveries	45%	32%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Less than one percent.

Purchased Power.  The decrease in purchased power expense from customer choice was primarily due to more ComEd non-residential customers electing to purchase electricity from a competitive electric generation supplier.

Rate changes and mix

Revenue.  The increase in revenue related to rate changes and mix primarily reflects the end of the rate freeze and the implementation of marketbased rates for electricity and the impact of the distribution rate increase. In 2006, most customers were charged a bundled rate that included distribution, transmission and the cost of electricity. Additionally, under Illinois law, no CTCs are permitted to be collected after 2006. As of January 2007, ComEd began billing customers on an unbundled basis which includes separate charges for distribution, transmission and electricity. Given the relatively small increase approved by the ICC in the annual distribution rates of $83 million, the majority of the change in year over year pricing is driven by the inclusion of market-based electricity rates. The market-based electricity rates were determined through the reverse-auction competitive bidding process. See Note 5 of the Combined Notes to the Consolidated Financial Statements for more information. Starting in 2007, ComEd is recovering former manufacturing gas plant remediation costs from customers.

Purchased Power.  Purchased power increased due to higher electricity prices. The PPA with Generation terminated at the end of 2006. In 2007, as a result of the ICC approved reverse-auction process, ComEd began procuring electricity, including ancillary services, under its supplier forward contracts for the blended and annual products and from PJM-administered wholesale electricity markets for the hourly product. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the reverse-auction process.

Weather

Revenue.  Revenues were higher due to favorable weather conditions for the three months ended March 31, 2007 compared to the same period in 2006. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. In ComEd’s service territory, heating degree days were 15% higher during the three months ended March 31, 2007 compared to the same period in 2006.

Purchased Power.  The increase in purchased power expense attributable to weather was due to higher demand due to favorable weather conditions in the ComEd service territory relative to the prior year.

Transmission

Revenue.  The increase in revenue for the provision of transmission services reflects increased peak and kWh load within the ComEd service territory.

Purchased Power.  Effective December 1, 2004, PJM became obligated to pay Seams Elimination Charge / Cost Adjustment/Assignment (SECA) collections to ComEd and ComEd became obligated to pay SECA charges. These charges were being collected subject to refund as they are being disputed. ComEd recorded SECA collections and payments on a net basis through purchased power expense. As ComEd was a net collector of SECA charges, ComEd recorded $5 million of net SECA collections during the three months ended March 31, 2006. During the three months ended March 31, 2006, ComEd adjusted its reserve for SECA. Management of ComEd believes that the appropriate reserve has been established in the event that some portion of SECA collections are required to be refunded. SECA charges expired on March 31, 2006. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the SECA rates.

Volume

Revenue.  The increase in revenues for the provision of distribution services primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers.

Other

Revenue — Economic Hedge Derivative Contracts.  During the three months ended March 31, 2007 as compared to the three months March 31, 2006, ComEd had a net increase in economic hedge derivative contracts including mark-to-market and settlement activity.

Operating and Maintenance Expense.  The changes in operating and maintenance expense for the three months ended March 31, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Wages and salaries	$6
Fringe benefits(a)	4
Corporate allocations	4
Severance-related expenses	3
Repair and maintenance of transformer and synchronous condenser	3
CARE program(b)	2
Other	6

Increase in operating and maintenance expense	$28

(a)	Reflects increases in various fringe benefits primarily due to increased pension and other postretirement benefits costs of $4 million.

(b)	See Note 5 of the Combined Notes to the Consolidated Financial Statements for additional information.

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense for the three months ended March 31, 2007 compared to the same period in 2006 consisted of the following:

Increase

Amortization of regulatory assets	$5
Depreciation expense associated with higher plant balances	4

Increase in depreciation and amortization expense	$9

In 2007, ComEd’s amortization reflects the initial amortization of the various regulatory assets authorized by the ICC in its 2006 orders, partially offset by the elimination of recoverable transition costs regulatory asset. See Note 5 of the Combined Notes of the Consolidated Financial Statements for more information.

Taxes Other Than Income.  Taxes other than income remained constant for the three months ended March 31, 2007 compared to the same period in 2006.

Interest Expense, Net.  The $7 million increase in interest expense, net for the three months ended March 31, 2007 compared to the same period in 2006 primarily resulted from higher debt balances and higher interest rates. Also, in 2007, ComEd’s interest expense, net reflected $3 million of the initial amortization of the regulatory asset related to the early debt retirement costs authorized by the ICC in 2006.

Other, Net.  Other, net remained constant for the three months ended March 31, 2007 compared to the same period in 2006.

Income Taxes.  The effective income tax rate was 37.5% for the three months ended March 31, 2007 compared to 40.7% for the three months ended March 31, 2006. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months
	Ended
	March 31,
Retail Deliveries — (in GWhs)	2007	2006	Variance	% Change

Full service(a)
Residential	7,089	6,797	292	4.3%
Small commercial & industrial	4,586	5,319	(733)	(13.8)%
Large commercial & industrial	706	2,179	(1,473)	(67.6)%
Public authorities & electric railroads	183	601	(418)	(69.6)%

Total full service	12,564	14,896	(2,332)	(15.7)%

PPO
Small commercial & industrial	25	1,509	(1,484)	(98.3)%
Large commercial & industrial	31	1,523	(1,492)	(98.0)%

	56	3,032	(2,976)	(98.2)%

Delivery only(b)
Small commercial & industrial	3,495	894	2,601	n.m.
Large commercial & industrial	6,423	2,951	3,472	117.7%
Public authorities & electric railroads	153	—	153	n.m.

	10,071	3,845	6,226	161.9%

Total PPO and delivery only	10,127	6,877	3,250	47.3%

Total retail deliveries	22,691	21,773	918	4.2%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.

(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

n.m. Not meaningful.

	Three Months
	Ended
	March 31,
Electric Revenue	2007	2006	Variance	% Change

Full service(a)
Residential	$727	$549	$178	32.4%
Small commercial & industrial	435	388	47	12.1%
Large commercial & industrial	61	110	(49)	(44.5)%
Public authorities & electric railroads	17	36	(19)	(52.8)%

Total full service	1,240	1,083	157	14.5%

PPO(b)
Small commercial & industrial	2	102	(100)	(98.0)%
Large commercial & industrial	2	90	(88)	(97.8)%

	4	192	(188)	(97.9)%

Delivery only(c)
Small commercial & industrial	49	11	38	n.m.
Large commercial & industrial	63	27	36	133.3%
Public authorities & electric railroads	1	—	1	n.m.

	113	38	75	197.4%

Total PPO and delivery only	117	230	(113)	(49.1)%

Total electric retail revenues	1,357	1,313	44	3.4%
Other revenue(d)	132	123	9	7.3%
Economic hedge derivative contracts	1	(10)	11	(110.0)%

Total operating revenues	$1,490	$1,426	$64	4.5%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC through December 31, 2006.

(c)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC through December 31, 2006.

(d)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

n.m. Not meaningful.

Results of Operations — PECO

	Three Months
	Ended		Favorable
	March 31,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$1,500	$1,407	$93
Operating expenses
Purchased power and fuel	843	813	(30)
Operating and maintenance	148	148	—
Depreciation and amortization	185	171	(14)
Taxes other than income	71	65	(6)

Total operating expenses	1,247	1,197	(50)

Operating income	253	210	43

Other income and deductions
Interest expense, net	(62)	(69)	7
Equity in losses of unconsolidated affiliates	(2)	(3)	1
Other, net	5	3	2

Total other income and deductions	(59)	(69)	10

Income before income taxes	194	141	53
Income taxes	66	48	(18)

Net income	128	93	35
Preferred stock dividends	1	1	—

Net income on common stock	$127	$92	$35

Net Income.  PECO’s net income for the three months ended March 31, 2007 compared to the same period in 2006 increased primarily due to higher operating revenues, net of purchased power and fuel expense, which reflected increased sales from favorable weather conditions, the completion of certain authorized rate increases which began in 2006 and the favorable settlement of a PJM billing dispute. Partially offsetting higher net operating revenues was higher CTC amortization, which was in accordance with PECO’s 1998 restructuring settlement with the PAPUC.

Electric and Gas Operating Revenues, Purchased Power and Fuel Expense.  The changes in PECO’s operating revenues and purchased power and fuel expense for the three months ended March 31, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
								Purchased
	Operating	Purchased		Operating	Fuel		Operating	Power
	Revenues	Power	Net	Revenues	Expense	Net	Revenues	and Fuel	Net

Weather	$30	$13	$17	$55	$46	$9	$85	$59	$26
Volume	28	12	16	13	10	3	41	22	19
Rate increases (decreases)	55	44	11	(104)	(104)	—	(49)	(60)	11
Settlement of PJM billing dispute	—	(10)	10	—	—	—	—	(10)	10
Customer choice	3	3	—	—	—	—	3	3	—
Other rate changes and mix	(10)	(3)	(7)	(1)	6	(7)	(11)	3	(14)
Other	7	(2)	9	17	15	2	24	13	11

Total increase (decrease)	$113	$57	$56	$(20)	$(27)	$7	$93	$30	$63

Weather

Revenues.  The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand. Revenues were higher due to favorable weather conditions in PECO’s service territory, where heating degree days were 15% higher during the three months ended March 31, 2007 compared to the same period in 2006.

Purchased Power and Fuel Expense.  The increase in purchased power and fuel expense attributable to weather was due to higher demand as a result of favorable weather conditions in the PECO service territory relative to the prior year.

Volume

Revenues.  The increase in revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and gas. In addition, there was a favorable impact of an increased number of customers primarily in the small commercial and industrial class for electric and the residential and small commercial and industrial classes for gas.

Purchased Power and Fuel Expense.  The increase in expenses as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and gas and the impact of an increased number of customers primarily in the small commercial and industrial class for electric and the residential and small commercial and industrial classes for gas.

Rate increases (decreases)

Revenues.  The increase in electric revenues attributable to electric rate increases reflected $11 million associated with the completion in January 2007 of scheduled CTC and distribution rate increases which began in 2006. In addition, effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings, a scheduled electric generation rate increase took effect, which represents the last scheduled rate increase through 2010 under PECO’s 1998 restructuring settlement. This rate increase will not affect operating income as PECO will incur corresponding and offsetting purchased power expense under its PPA with Generation. The decrease in gas revenues was due to net decreases in rates through PAPUC-approved quarterly changes to the purchased gas adjustment clause. The average purchased gas cost rate per million cubic feet in effect for the three months ended March 31, 2007 was 26% lower than the average rate for the same period in 2006.

Purchased Power and Fuel Expense.  PECO’s purchased power expense increased primarily due to increased costs under its PPA with Generation, which reflects the scheduled generation rate increase. Fuel expense for gas decreased due to lower gas prices.

Settlement of PJM billing dispute

Purchased Power.  PECO’s purchased power expense decreased $10 million due to the PJM billing dispute settlement with PPL. See Note 13 of the Combined Notes to Consolidated Financial Statements for further discussion.

Customer choice

Revenues and Purchased Power.  For the three months ended March 31, 2007 and 2006, 2% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers.

All PECO customers have the choice to purchase energy from a competitive electric generation supplier. This choice does not affect the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. PECO’s operating income is not affected by customer choice since any increase or decrease in revenues is completely offset by any related increase or decrease in purchased power expense.

	Three Months Ended March 31,
	2007	2006

Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	34,000	40,700
Percentage of total retail customers	2%	3%
Volume (GWhs)(a)	159	218
Percentage of total retail deliveries	2%	2%

(a)	One GWh is the equivalent of one million kWh.

The increase in electric retail revenue and expense associated with customer choice reflects customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other rate changes and mix

Revenues.  The decrease in electric and gas revenues attributable to other rate changes and mix reflects the effects of rate blocking. During the winter heating season, certain customer charges per unit of energy are reduced when customer usage exceeds a certain threshold.

Purchased Power and Fuel Expense.  The decrease in electric purchased power attributable to other rate changes and mix reflects a change in the mix of average pricing related to PECO’s PPA with Generation. The decrease in gas fuel expense reflects a timing difference between how fuel costs are recognized versus how they are collected, including billing adjustments.

Other revenues and expenses

Revenues.  The increase in electric revenues was due to various factors, none of which were individually material. The increase in gas revenues was primarily due to increased off-system sales.

Purchased Power and Fuel.  The increase in gas fuel expense was due to increased off-system sales.

Operating and Maintenance Expense.  Operating and maintenance expense for the three months ended March 31, 2007 compared to the same period in 2006 was unchanged due to the following offsetting factors:

Increase
(Decrease)

Allowance for uncollectible accounts	$(7)
Storm costs	(3)
Contractors	6
Environmental reserve(a)	4

Change in operating and maintenance expense	$—

(a)	Reflects lower expense in 2006 due to a settlement related to a Superfund site in the first quarter of 2006.

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to an increase in CTC amortization of $17 million. PECO’s additional amortization of the CTC is in accordance with its original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income.  The increase in taxes other than income for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to an increase in taxes on utility revenues as a result of higher electric operating revenues.

Interest Expense, Net.  The decrease in interest expense, net for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to scheduled payments on long-term debt owed to PECO Energy Transition Trust (PETT), partially offset by an increase in interest expense associated with higher outstanding long-term first mortgage bonds.

Other, Net.  The increase for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to interest income associated with the adoption of FIN 48 and the PJM billing dispute settlement. See Note 14 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net. See Notes 3 and 10 of the Combined Notes to the Consolidated Financial Statements for additional information regarding the adoption of FIN 48. See Note 13 of the Combined Notes to the Consolidated Financial Statements for additional information on the PJM billing dispute settlement.

Income Taxes.  The effective income tax rate was 34.0% for the three months ended March 31, 2007 and 2006. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further details of the components of the effective income tax rates.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months
	Ended
	March 31,
Retail Deliveries — (in GWhs)	2007	2006	Variance	% Change

Full service(a)
Residential	3,414	3,198	216	6.8%
Small commercial & industrial	2,069	1,883	186	9.9%
Large commercial & industrial	3,907	3,702	205	5.5%
Public authorities & electric railroads	232	243	(11)	(4.5)%

Total full service	9,622	9,026	596	6.6%

Delivery only(b)
Residential	12	18	(6)	(33.3)%
Small commercial & industrial	144	182	(38)	(20.9)%
Large commercial & industrial	3	18	(15)	(83.3)%

Total delivery only	159	218	(59)	(27.1)%

Total retail deliveries	9,781	9,244	537	5.8%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.

(b)	Delivery only service reflects customers receiving electric generation service from a competitive electric generation supplier.

	Three Months
	Ended
	March 31,
Electric Revenue	2007	2006	Variance	% Change

Full service(a)
Residential	$449	$405	$44	10.9%
Small commercial & industrial	239	209	30	14.4%
Large commercial & industrial	329	295	34	11.5%
Public authorities & electric railroads	22	21	1	4.8%

Total full service	1,039	930	109	11.7%

Delivery only(b)
Residential	1	1	—	—
Small commercial & industrial	7	9	(2)	(22.2)%
Large commercial & industrial	—	1	(1)	(100.0)%

Total delivery only	8	11	(3)	(27.3)%

Total electric retail revenues	1,047	941	106	11.3%

Other revenue(c)	65	58	7	12.1%

Total electric and other revenue	$1,112	$999	$113	11.3%

(a)	Full service revenue reflects revenue from customers taking generation service under tariff rates which includes the cost of energy, the cost of transmission and distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from a competitive electric generation supplier, which includes the cost of distribution of the energy and a CTC.

(c)	Miscellaneous revenues include transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Three Months
	Ended
	March 31,
Deliveries to customers (in million cubic feet (mmcf))	2007	2006	Variance	% Change

Retail sales	28,968	24,921	4,047	16.2%
Transportation	7,049	6,880	169	2.5%

Total	36,017	31,801	4,216	13.3%

	Three Months
	Ended
	March 31,
Revenue	2007	2006	Variance	% Change

Retail sales	$366	$403	$(37)	(9.2)%
Transportation	4	4	—	—
Resales and other	18	1	17	n.m.

Total gas revenue	$388	$408	$(20)	(4.9)%

n.m. Not meaningful

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings or in the case of Generation and PECO, through capital contributions from Exelon when necessary. The Registrants’ businesses are capital intensive and require considerable capital resources. The Registrants’ access to external financing on reasonable terms depends on their credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively, that they currently utilize to support their commercial paper programs and to issue letters of credit. At March 31, 2007, ComEd has borrowed $340 million from its credit facility since its access to the commercial paper market is limited due to its current credit ratings. See the “Credit Matters” section below for further discussion. Exelon expects cash flows to be sufficient to meet operating, financing and capital expenditure requirements. See “Liquidity and Capital Resources” within Exelon’s 2006 Annual Report on Form 10-K for additional information.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, each of Exelon’s, ComEd’s and PECO’s working capital, defined as current assets less current liabilities, is in a net deficit position. ComEd intends to refinance maturing long-term debt. To manage cash flows as more fully described below, ComEd did not pay a dividend in 2006 or during the three months ended March 31, 2007. Future acquisitions that Exelon may undertake may involve external debt financing or the issuance of additional Exelon common stock.

During the three months ended March 31, 2007, ComEd experienced negative operating cash flows primarily due to a change in its payment terms with energy suppliers resulting from downgraded credit ratings and due to under-recovery of energy costs, which have been recognized as a regulatory asset. Beginning in 2007, ComEd ceased including margin on the energy component of its deliveries to its customers, nor is it collecting CTC revenues. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased expenditures since 2004 or additional net capital investment since the end of 2004. ComEd anticipates filing a new delivery service rate case during the second quarter of 2007 based on a 2006 test year and also filed a transmission rate case during the first quarter 2007. These rate filings will help reduce the regulatory lag related to recovery of these costs and returns on ComEd’s investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion.

Cash Flows from Operating Activities

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers, including ComEd and PECO. Generation’s future cash flows from operating activities will be affected by demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as make collections from customers. ComEd’s and PECO’s cash flows from operating activities primarily result from sales of electricity and, in the case of PECO, gas to a stable and diverse base of retail customers at fixed prices and are weighted toward the third quarter of each fiscal year. ComEd’s and PECO’s future cash flows will be affected by the economy, weather, customer choice, existing and future regulatory proceedings relating to their revenues and their ability to achieve operating cost reductions. See Notes 5 and 13 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Operating cash flows could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder the ability of PECO to fund its business requirements. Beginning in 2007, ComEd began purchasing electricity through the ICC authorized reverse-auction process in order to meet the retail electricity needs of ComEd’s customers because ComEd does not own any generation. If the price at which ComEd is allowed to sell electricity is below ComEd’s cost to procure and deliver electricity, there may be potential material adverse consequences to ComEd and, possibly, Exelon. ComEd has implemented a voluntary “cap and deferral” program to mitigate the impact on its residential customers of transitioning to the post rate freeze period. ComEd’s cash flows from operations will be reduced in the first years of the program, but will increase as any deferred amounts are collected with a 3.25% return on any deferred balances. As of March 31, 2007, approximately 34,000 or 1% of ComEd’s residential customers have enrolled in the program. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of ComEd’s procurement case and the residential rate stabilization program.

Beginning in 2007, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. When Generation sells power, as market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren, as the case may be, is not required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation is required to post collateral. See Note 8 of the Combined Notes to Consolidated Financial Statements for further information regarding Generation’s collateral policy.

Additionally, Exelon, through ComEd, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. In November 2006, ComEd received from the IRS a notice of proposed adjustment disallowing the deferral of gain associated with its position that proceeds from the fossil plant sales resulted from an “involuntary conversion.” This tax obligation is significant and an adverse determination could require a significant payment. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion regarding ComEd’s tax position on the 1999 sale of its fossil generating assets.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended
	March 31,
	2007	2006	Variance

Net income	$691	$400	$291
Add (subtract):
Non-cash operating activities(a)	744	686	58
Income taxes	319	35	284
Changes in working capital and other noncurrent assets and liabilities(b)	(1,066)	(258)	(808)
Pension and non-pension postretirement benefit contributions	(20)	(15)	(5)

Net cash flows provided by operations	$668	$848	$(180)

(a)	Represents depreciation, amortization and accretion, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, other decommissioning-related activities, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by (used in) operations for the three months ended March 31, 2007 and 2006 by registrant were as follows:

	Three Months
	Ended March 31,
	2007	2006

Exelon	$668	$848
Generation	823	597
ComEd	(31)	274
PECO	201	235

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in its results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2007 and 2006 were as follows:

Generation

•	At March 31, 2007 and December 31, 2006, Generation had accounts receivable from ComEd of $53 million under its supplier forward agreement and $197 million under the PPA, which expired on December 31, 2006, respectively. At March 31, 2006 and December 31, 2005, Generation had accounts receivable from ComEd under the PPA of $251 million and $242 million, respectively.

•	At March 31, 2007 and December 31, 2006, Generation had accounts receivable from PECO under the PPA of $186 million and $153 million, respectively. At March 31, 2006 and December 31, 2005, Generation had accounts receivable from PECO under the PPA of $143 million and $151 million, respectively.

•	During the three months ended March 31, 2007 and 2006, Generation had net disbursements of counterparty collateral of $347 million and net collections of counterparty collateral of $105 million. The decrease in cash flows was primarily due to changes in collateral requirements resulting from increased activity within exchange-based markets for energy and fossil fuel.

•	In 2005, Exelon received a $102 million Federal income tax refund for capital losses generated in 2003 related to Generation’s previously owned investment in Sithe, which were carried back to prior periods. In the first quarter of 2006, Exelon remitted a $98 million payment to the IRS in connection with the settlement of the IRS’s challenge of the timing of the above-described deduction. This payment included $6 million of interest which was recognized as interest expense in the first quarter of 2006.

ComEd

•	As a result of ComEd’s downgraded credit ratings, ComEd is making semi-monthly payments under its supplier forward contracts with its energy suppliers, including Generation. Prior to the credit ratings downgrade, ComEd made monthly payments to its energy suppliers. At March 31, 2007 and December 31, 2006, ComEd had accrued payments to Generation for energy purchases of $53 million and $197 million, respectively. At March 31, 2006 and December 31, 2005, ComEd had accrued payments to Generation for energy purchases of $251 million and $242 million, respectively. At March 31, 2007 and December 31, 2006, ComEd had accrued payments to other energy suppliers of $81 million and $10 million, respectively. At March 31, 2006 and December 31, 2005, ComEd accrued payments to other energy suppliers of $1 million and $12 million, respectively.

•	During the three months ended March 31, 2007, ComEd had net under-recovered energy costs of $67 million. See Note 5 of the Combined Notes to the Consolidated Financial Statements for more information.

•	During the three months ended March 31, 2007, ComEd’s revenue exceeded its cash collections from customers by $38 million. During the three months ended March 31, 2006, ComEd’s cash collections exceeded its revenue to customers by $58 million.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2007 and 2006 by registrant were as follows:

	Three Months
	Ended
	March 31,
	2007	2006

Exelon	$(659)	$(713)
Generation	(380)	(354)
ComEd	(288)	(236)
PECO	(85)	(84)

Capital expenditures by registrant and business segment for the three months ended March 31, 2007 and projected amounts for the twelve months ended December 31, 2007 are as follows:

	Three Months
	Ended	Projected
	March 31, 2007	2007

Generation	$290	$1,353
ComEd	289	1,055
PECO	85	355
Other(a)	8	38

Total Exelon capital expenditures	$672	$2,801

(a)	Other includes corporate operations and shared service entities, including BSC.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation.  Generation’s capital expenditures for 2007 reflect additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages) and nuclear fuel. Exelon anticipates that Generation’s capital expenditures will be funded by internally generated funds, borrowings or capital contributions from Exelon.

ComEd and PECO.  Approximately 50% of the projected 2007 capital expenditures at ComEd and PECO are for continuing projects to maintain and improve the reliability of their transmission and distribution systems. The remaining amounts are for capital additions to support new business and customer growth. Exelon is continuing to evaluate its total capital spending requirements. Exelon anticipates that ComEd’s and PECO’s capital expenditures will be funded by internally generated funds, borrowings and the issuance of debt or preferred securities.

Other significant investing activities of the Registrants for the three months ended March 31, 2007 and 2006 were as follows:

Exelon

•	Exelon contributed $24 million and $33 million to its investments in synthetic fuel-producing facilities during the three months ended March 31, 2007 and 2006, respectively.

Generation

•	Generation contributed $117 million to the Exelon intercompany money pool during the three months ended March 31, 2007.

•	On February 9, 2007, Tamuin International Inc., a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments.

PECO

•	As a result of its prior contributions to the Exelon intercompany money pool, $8 million was returned to PECO during the three months ended March 31, 2006.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2007 and 2006 by registrant were as follows:

	Three Months Ended
	March 31,
	2007	2006

Exelon	$147	$(101)
Generation	(294)	(246)
ComEd	336	(40)
PECO	(123)	(108)

Debt.  On January 15, 2007, ComEd repaid at maturity $145 million of its 7.625% notes.

On March 22, 2007, ComEd issued an additional $300 million aggregate principal amount of the same series as ComEd’s currently outstanding First Mortgage 5.90% Bonds due March 15, 2036. The proceeds of the bonds were used to refinance outstanding commercial paper and to repay a portion of borrowings under its revolving credit facility.

On March 19, 2007, PECO issued $175 million aggregate principal amount of its First and Refunding Mortgage Bonds, 5.70% Series due 2037. The proceeds of the bonds were used to supplement working capital previously financed through sales of commercial paper and for other general corporate purposes.

On March 6, 2006, ComEd issued $325 million aggregate principal amount of its First Mortgage 5.90% Bonds, Series 103, due March 15, 2036. The proceeds of the bonds were used to supplement working capital previously used to refinance amounts that ComEd used to repay bonds and notes.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.

Dividends.  Cash dividend payments and distributions during the three months ended March 31, 2007 and 2006 by registrant were as follows:

	Three Months Ended
	March 31,
	2007	2006

Exelon	$296	$267
Generation	295	165
PECO	156	117

Exelon paid dividends of $296 million on March 10, 2007 to shareholders of record at the close of business on February 15, 2007. On February 27, 2007, Exelon’s board of directors declared a quarterly dividend of $0.44 per share on Exelon’s common stock, which is payable on June 11, 2007 to shareholders of record at the end of the day on May 15, 2007. See “Dividends” section of ITEM 5 of Exelon’s 2006 Annual Report on Form 10-K for a further discussion of Exelon’s dividend policy.

During 2006 and the three months ended March 31, 2007, ComEd did not pay any dividend. The decision by the ComEd Board of Directors not to declare a dividend was the result of several factors, including ComEd’s need for a rate increase to cover existing costs and anticipated levels of future capital expenditures as well as the continued uncertainty related to ComEd’s regulatory filings as discussed in Note 5 of the Combined Notes to

Consolidated Financial Statements. ComEd’s Board of Directors will continue to assess ComEd’s ability to pay a dividend on a quarterly basis.

Intercompany Money Pool.  Generation repaid borrowings from the Exelon intercompany money pool totaling $88 million during the three months ended March 31, 2006. During the three months ended March 31, 2006, ComEd repaid $140 million that it had borrowed from the Exelon intercompany money pool. During the three months ended March 31, 2007, PECO repaid $32 million that it had borrowed from the Exelon intercompany money pool.

Short-Term Borrowings.  During the three months ended March 31, 2007, Exelon, ComEd and PECO issued (repaid) $(9) million, $(60) million and $5 million of commercial paper, respectively. During the three months ended March 31, 2006, Exelon, Generation, ComEd and PECO issued (repaid) $31 million, $2 million, $(151) million and $87 million of commercial paper, respectively. At March 31, 2007, ComEd had $340 million outstanding borrowings under its credit agreement.

Retirement of Long-Term Debt to Financing Affiliates.  Retirement of long-term debt to financing affiliates during the three months ended March 31, 2007 and 2006 by registrant was as follows:

	Three Months Ended March 31,
	2007	2006

Exelon	$264	$215
ComEd	86	89
PECO	178	126

Contributions from Parent/Member.  Contributions from Parent/Member (Exelon) during the three months ended March 31, 2007, and 2006 by registrant were as follows:

	Three Months Ended March 31,
	2007	2006

Generation	$—	$5
ComEd	—	23
PECO	65	48

Other.  Other significant financing activities for Exelon for the three months ended March 31, 2007 and 2006 were as follows:

•	Exelon purchased treasury shares totaling $37 million and $54 million during the three months ended March 31, 2007 and 2006, respectively.

•	Exelon received proceeds from employee stock plans of $98 million and $81 million during the three months ended March 31, 2007 and 2006, respectively.

•	There were $34 million and $21 million of excess tax benefits included as a cash inflow in other financing activities during the three months ended March 31, 2007 and 2006, respectively.

Credit Matters

Credit Facilities.  Exelon, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd meets its short-term liquidity requirements primarily through borrowings from its credit facilities and the issuance of commercial paper. The Registrants may use credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. At March 31, 2007, ComEd had $340 million outstanding under its credit agreement. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

At March 31, 2007, the Registrants had the following bank commitments and available capacity under the various credit agreements to which they are a party and the indicated amounts of outstanding commercial paper:

	Aggregate Bank	Available	Outstanding
Borrower	Commitment(a)	Capacity(b)	Commercial Paper

Exelon	$1,000	$993	$196
Generation	5,000	4,914	—
ComEd	1,000	590	—
PECO	600	598	100

(a)	Represents the total bank commitments to the borrower under credit agreements to which the borrower is a party.

(b)	Available capacity represents the unused bank commitments under the borrower’s credit agreements net of outstanding letters of credit and any required reserves. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.

Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offering Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. In the cases of Exelon, Generation and PECO, the maximum LIBOR adder is 65 basis points, and in the case of ComEd, it is 200 basis points.

The average interest rates on commercial paper for the three months ended March 31, 2007 for Exelon, Generation, ComEd and PECO were approximately 5.33%, 5.32%, 5.58% and 5.32%, respectively.

The credit agreements require the Registrants to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation, interest on the debt of its project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the three-month period ended March 31, 2007:

	Exelon	Generation	ComEd	PECO

Credit agreement threshold	2.50 to 1	3.00 to 1	2.25 to 1	2.00 to 1

At March 31, 2007, the Registrants were in compliance with the foregoing thresholds.

The ComEd credit agreement imposes a restriction on future mortgage bond issuances by ComEd. It requires ComEd to maintain at least $1.75 billion of issuance availability (ignoring any interest coverage test) in the form of “property additions” or “bondable bond retirements” (previously issued, but now retired, bonds), most of which are required to be maintained in the form of “bondable bond retirements.” In general, a dollar of bonds can be issued under ComEd’s Mortgage on the basis of $1.50 of property additions, subject to an interest coverage test, or $1 of bondable bond retirements, which may or may not be subject to an interest coverage test. As of March 31, 2007, ComEd was in compliance with this requirement.

Intercompany Money Pool.  To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. As of January 10, 2006, ComEd suspended its participation in the money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the three months ended March 31, 2007 are presented in the following table in addition to the net contribution or borrowing as of March 31, 2007:

			March 31, 2007
	Maximum	Maximum	Contributed
	Contributed	Borrowed	(Borrowed)

Generation	$314	$11	$130
PECO	60	207	(13)
BSC	—	165	(117)
UII, LLC	—	—	—
Exelon	56	N/A	—

Security Ratings.  The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets depend on the securities ratings of the entity that is accessing the capital markets. The securities ratings and outlook for Exelon, Generation and PECO have not changed from those set forth in Exelon’s 2006 Annual Report on Form 10-K.

On March 9, 2007, Fitch Ratings (Fitch) downgraded the debt ratings of ComEd’s senior secured debt, senior unsecured debt and commercial paper. The ratings remain on Ratings Watch Negative. The rating action reflects Fitch’s concerns regarding the continued legislative efforts to freeze rates and the prospects for adequate and timely cost recovery through future rate increases.

On March 26, 2007, Moody’s Investor Service (Moody’s) downgraded ComEd’s senior unsecured debt and commercial paper due to continued regulatory and political uncertainty in Illinois. ComEd’s long-term debt ratings remain under review for a possible downgrade.

Listed below are ComEd’s current ratings resulting from the latest rating actions.

ComEd Security Ratings	Fitch	Moody’s

Senior secured debt	BBB	Baa2
Senior unsecured debt	BB+	Ba1
Commercial paper	B	Not prime

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

Shelf Registrations

As of March 31, 2007, Exelon, PECO and ComEd had current shelf registration statements for the sale of $300 million, $75 million and an unspecified amount, respectively, of securities that were effective with the SEC. Exelon and ComEd are well-known seasoned issuers as described by the SEC and may file automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. The ability of Exelon, ComEd or PECO to sell securities in the public market or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

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

The following table (in dollars) provides the estimated phase-out range for 2007 based on the per barrel price of oil as of March 31, 2007. The table also contains the estimated 2007 annual average New York Mercantile Exchange, Inc. index (NYMEX) prices per barrel at March 31, 2007 based on year-to-date and futures prices.

Estimated
2007

Beginning of Phase-Out Range(a)	$62
End of Phase-Out Range(a)	78
2007 Annual Average NYMEX	66

(a)	The estimated 2007 phase-out range as of March 31, 2007 is based upon the actual 2006 phase-out range. The actual 2006 phase-out range was determined using the inflation adjustment factor published by the IRS in April 2007. The actual 2006 phase-out range was increased by 2% (Exelon’s estimate of inflation) to arrive at the estimated 2007 phase-out range.

As of March 31, 2007, Exelon has estimated the 2007 phase-out to be 27%, which has reduced Exelon’s earned after-tax credits of $65 million to $48 million for the three months ended March 31, 2007. Exelon anticipates generating approximately $210 million of cash over the life of these investments, of which approximately $75 million is expected in total for 2007 and 2008, assuming a 27% phase-out of tax credits. This estimate may change significantly due to the volatility of oil prices. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of March 31, 2007 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2006 Annual Report on Form 10-K except for the following:

Exelon

•	Guarantees increased by $211 million primarily as a result of leasing activities, energy trading and performance guarantees.

Generation

•	Letters of credit increased by $6 million and guarantees increased by $175 million primarily as a result of Generation’s energy trading activities and the performance guaranty agreement entered in connection with the sale of TEG and TEP.

•	Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others increased by approximately $149 million during the three months ended March 31, 2007, reflecting increases of approximately $578 million, $346 million and $121 million in 2008, 2009 and 2010 sales commitments, respectively, offset by the fulfillment of approximately $896 million of 2007 commitments during the three months ended March 31, 2007. The increases were primarily due to increased forward sales of energy to counterparties other than ComEd as a result of the expiration of the PPA with ComEd on December 31, 2006 (see Note 5 of the Combined Notes to Consolidated Financial Statements for further information), as well as increased overall hedging activity in the normal course of business.

•	Generation’s long-term commitments for nuclear fuel as of March 31, 2007 increased by $79 million for 2009 and 2010, and $270 million for 2011 and beyond, as compared to December 31, 2006. Generation’s long-term commitments for coal as of March 31, 2007 increased by $58 million for 2008 and $10 million for 2009 and 2010 as compared to December 31, 2006. Increases in nuclear fuel and coal commitments are due to contracts entered into in the normal course of business.

ComEd

•	ComEd issued $300 million First Mortgage 5.90% Bonds due March 15, 2036.

PECO

•	PECO issued $175 million First and Refunding Mortgage Bonds, 5.70% Series due March 15, 2037.

•	PECO’s total fuel purchase obligations increased by approximately $105 million during the three months ended March 31, 2007, reflecting an increase of $19 million, $36 million, $31 million and $19 million in 2007, 2008, 2009 and 2010, respectively, primarily related to the purchase of natural gas and related transportation services.

EXELON GENERATION COMPANY

General

Generation operates in a single business segment and its operations consist of owned and contracted electric generating facilities, wholesale energy marketing operations and competitive retail sales operations.

Executive Overview

A discussion of items pertinent to Generation’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended March 31, 2007 compared to three months ended March 31, 2006 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to revolving credit facilities that Generation currently utilizes to support its commercial paper program and to issue letters of credit. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended March 31, 2007 compared to three months ended March 31, 2006 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At March 31, 2007, ComEd has borrowed $340 million from its credit facility since its access to the commercial paper market is limited due to its current credit ratings. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, the payment of dividends and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, ComEd’s working capital, defined as current assets less current liabilities, is in a net deficit position. ComEd intends to refinance maturing long-term debt. To manage cash flows, ComEd did not pay a dividend in 2006 or during the three months ended March 31, 2007.

During the three months ended March 31, 2007, ComEd experienced negative operating cash flows primarily due to a change in its payment terms with energy suppliers resulting from downgraded credit ratings and due to under-recovery of energy costs, which have been recognized as a regulatory asset. Beginning in 2007, ComEd ceased including margin on the energy component of its deliveries to its customers, nor is it collecting CTC revenues. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased expenditures since 2004 or additional net capital investment since the end of 2004. ComEd anticipates filing a new delivery service rate case during the second quarter of 2007 based on a 2006 test year and also filed a transmission rate case during the first quarter of 2007. These rate filings will help reduce the regulatory lag related to recovery of these costs and returns on ComEd’s investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion.

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended March 31, 2007 compared to three months ended March 31, 2006 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, participation in the intercompany money pool or capital contributions from Exelon. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to revolving credit facilities that PECO currently utilizes to support its commercial paper program. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

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

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s Risk Management Committee approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The Risk Management Committee is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The Risk Management Committee reports to the Exelon Board of Directors on the scope of the risk management activities.

Commodity Price Risk (Exelon, Generation and ComEd)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels, including oil, gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. PECO has transferred most of its commodity price risk to Generation through a PPA that expires at the end of 2010. ComEd has transferred most of its near term commodity price risk to generating companies through the Illinois auction process.

Exelon and Generation

In 2005, Exelon and Generation entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits for the sale of synthetic fuel produced from coal. One of the sellers of the tax credits has security interests in these derivatives. Including the related mark-to-market gains and losses on these derivatives, interests in synthetic fuel-producing facilities increased Exelon’s net income by $25 million and $12 million during the three months ended March 31, 2007 and 2006, respectively. Exelon anticipates that it will continue to record income or losses related to the mark-to-market gains or losses on its derivative instruments and changes to the tax credits earned by Exelon during the period of production due to the volatility of oil prices. Net income from interests in synthetic fuel-producing facilities is reflected in Exelon’s Consolidated Statements of Operations within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information related to synthetic fuel activity.

Generation

Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Economic hedges may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates within Exelon’s 2006 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings.

Normal Operations and Hedging Activities.  Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being hedged is approximately three years. Generation has estimated a greater than 90% economic hedge ratio for 2007, which includes cash flow and other derivatives, for its energy marketing portfolio. This economic hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to ComEd’s and PECO’s retail load. ComEd’s and PECO’s retail load assumptions are based on forecasted average demand. A portion of Generation’s economic hedge may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The economic hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for Generation’s economic hedge portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity would be a decrease of less than $50 million in net income. This sensitivity assumes that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.  Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities, which included volumes of 5,101 GWhs and 6,985 GWhs for the three months ended March 31, 2007 and 2006, respectively, are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the three months ended March 31, 2007 resulted in no gain or loss due to a net unrealized mark-to-market loss of $3 million and realized gain of $3 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $110,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2007 of $1,638 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s Risk Management Committee monitor the financial risks of the proprietary trading activities.

Trading and Economic Hedge Marketing Activities.  The following detailed presentation of the trading and economic hedge marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2007 to March 31, 2007. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total

Total mark-to-market energy contract net assets at January 1, 2007	$499
Total change in fair value during 2007 of contracts recorded in earnings	(76)
Reclassification to realized at settlement of contracts recorded in earnings	(39)
Reclassification to realized at settlement from OCI	(21)
Effective portion of changes in fair value — recorded in OCI	(682)

Total mark-to-market energy contract net liabilities at March 31, 2007	$(319)

The following table details the balance sheet classification of Generation’s mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Current assets	$497	$1,408
Noncurrent assets	151	171

Total mark-to-market energy contract assets	648	1,579

Current liabilities	(751)	(1,003)
Noncurrent liabilities	(216)	(77)

Total mark-to-market energy contract liabilities	(967)	(1,080)

Total mark-to-market energy contract net assets (liabilities)	$(319)	$499

The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets, which are primarily option contracts, represents contracts for which external valuations are not available. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of March 31, 2007 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities Within
						2012 and	Total Fair
	2007	2008	2009	2010	2011	Beyond	Value

Normal Operations, qualifying cash-flow hedge contracts(a):
Prices provided by external sources	$(106)	$(136)	$(46)	$2	$—	$—	$(286)

Normal Operations, other derivative contracts(b):
Actively quoted prices	$(29)	$16	$(11)	$—	$—	$—	$(24)
Prices provided by external sources	47	(13)	1	3	—	—	38
Prices based on model or other valuation methods	(35)	(6)	(6)	—	—	—	(47)

Total	$(17)	$(3)	$(16)	$3	$—	$—	$(33)

(a)	Mark-to-market gains and losses on economic hedge contracts that qualify as cash-flow hedges are recorded in OCI.

(b)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of March 31, 2007. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges from January 1, 2007 to March 31, 2007, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity,
	Net of Income Tax
	Power Team Normal	Interest-Rate	Total
	Operations and	and Other	Cash-Flow
(In millions)	Hedging Activities	Hedges	Hedges

Accumulated OCI derivative gain (loss) at January 1, 2007	$250	$(3)	$247
Changes in fair value	(411)	2	(409)
Reclassifications from OCI to net income	(13)	—	(13)

Accumulated OCI derivative gain (loss) at March 31, 2007	$(174)	$(1)	$(175)

ComEd

ComEd has derivatives related to one wholesale contract and certain other contracts to manage the market price exposures to several wholesale contracts. Additionally, the supplier forward contracts that ComEd has entered into as part of the initial ComEd auction (see Note 5 of the Combined Notes to Consolidated Financial Statements) are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes. As of March 31, 2007, the fair value of the derivative wholesale contract of $3 million was recorded on ComEd’s Consolidated Balance Sheet, as a current liability of $4 million partially offset by a current asset of $1 million. The financial derivative used to manage the market price exposure to several wholesale contracts is designated and effective as a cash flow hedge, as defined in SFAS No. 133. As such, changes in the fair value of the derivative are recorded in OCI and gains and losses are recognized in earnings when the underlying transaction occurs. As of March 31, 2007, the fair value of this contract of $2 million was recorded on ComEd’s Consolidated Balance Sheet as a current liability.

ComEd has transferred most of its near term commodity price risk to generating companies through the Illinois auction process.

Credit Risk (Exelon, Generation, ComEd and PECO)

Generation

Generation’s PPA with ComEd expired at the end of 2006. In September 2006, Generation participated in and won portions of the ComEd and Ameren auctions. Beginning in 2007 and as a result of the auctions, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit worthiness of the new and existing counterparties, including ComEd and Ameren. Additionally, due to the possibility of rate freeze legislation in Illinois affecting both ComEd and Ameren, Generation may be subject to the risk of default and, in the event of a bankruptcy filing by ComEd or Ameren, a risk that the bankruptcy may result in rejection of contracts for the purchase of electricity. A default by ComEd or Ameren on contracts for purchase of electricity, or a rejection of those contracts in a bankruptcy proceeding, could result in a disruption in the wholesale power markets. For additional information on the Illinois auction, the proposed legislation and the various regulatory proceedings, see Note 5 — Regulatory Issues of the Combined Notes to Consolidated Financial Statements.

Generation attempts to enter into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, the credit department establishes credit limits and letter of credit requirements for each counterparty, which are defined in each contract. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s credit limit and letter of credit thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

The following tables provide information on Generation’s credit exposure, net of collateral, as of March 31, 2007. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through Regional Transmission Organization’s (RTOs) and Independent System Operators (ISOs) which are discussed below.

	Total			Number of	Net Exposure of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating as of March 31, 2007(a)	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure

Investment grade	$574	$62	$512	1	$53
Non-investment grade	8	—	8	—	—
No external ratings
Internally rated — investment grade	4	1	3	—	—
Internally rated — non-investment grade	3	1	2	—	—

Total	$589	$64	$525	1	$53

(a)	This table does not include accounts receivable exposure and credit risk exposure from retail energy sales.

	Maturity of Credit Risk Exposure
			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating as of March 31, 2007(a)	2 Years	2-5 Years	5 Years	Collateral

Investment grade	$461	$113	$—	$574
Non-investment grade	8	—	—	8
No external ratings
Internally rated — investment grade	4	—	—	4
Internally rated — non-investment grade	1	2	—	3

Total	$474	$115	$—	$589

(a)	This table does not include accounts receivable exposure and credit risk exposure from retail energy sales.

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

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, neither ComEd nor Ameren is required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation may be required to post collateral. See Note 4 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information on contracted clearing prices related to the ComEd and Ameren auctions.

As of March 31, 2007, Generation had $127 million of collateral deposit payments being held by counterparties and Generation was holding $27 million of collateral deposits received from counterparties.

RTOs and ISOs.  Generation participates in the following established, real-time energy markets that are administered by: PJM, ISO-NE, New York ISO, MISO, Southwest Power Pool, Inc. and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the RTOs or ISOs, as applicable. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on Generation’s financial condition, results of operations or net cash flows.

ComEd and PECO

Credit risk for ComEd and PECO is managed by credit and collection policies which are consistent with state regulatory requirements. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories. ComEd and PECO record a provision for uncollectible accounts, based upon historical experience and third-party studies, to provide for the potential loss from nonpayment by these customers. ComEd will continue to monitor the impact of the reverse-auction power prices on its customer payment practices as it relates to its provision for uncollectible accounts. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations.

Under Pennsylvania’s Competition Act, licensed entities, including competitive electric generation suppliers, may act as agents to provide a single bill and provide associated billing and collection services to retail customers located in PECO’s retail electric service territory. Currently, there are no third parties providing billing of PECO’s charges to customers or advanced metering; however, if this occurs, PECO would be subject to credit risk related to the ability of the third parties to collect such receivables from the customers.

Exelon

Exelon’s Consolidated Balance Sheet as of March 31, 2007 included a $535 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1,492 million, less unearned income of $957 million. The future minimum lease payments are supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, Generation, ComEd and PECO)

Variable Rate Debt.  The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At March 31, 2007, Exelon had $100 million of notional amounts of fair-value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $1 million decrease in Exelon’s pre-tax earnings for the three months ended March 31, 2007. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease of less than $1 million for Generation, ComEd and PECO in pre-tax earnings for the three months ended March 31, 2007.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2007, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $467 million reduction in the fair value of the trust assets.

Exelon and Generation maintain trust assets associated with defined benefit pension and other postretirement benefits. See Defined Benefit Pension and Other Postretirement Welfare Benefits in the Critical Accounting Policies and Estimates section within Exelon’s 2006 Annual Report on Form 10-K for information regarding the pension and other postretirement benefit trust assets.

Item 4.	Controls and Procedures

During the first quarter of 2007, each registrant’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2007, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives. Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2006 Annual Report on Form 10-K and (b) Notes 5 and 13 of the Combined Notes to Consolidated Financial Statements. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

At March 31, 2007, the Registrants’ updated the risk factors in Exelon’s 2006 Annual Report on Form 10-K as described below.

Exelon and Generation will be negatively affected if ComEd files for voluntary relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code.

There is a risk ComEd will be required to seek protection in bankruptcy if legislation is enacted in Illinois to extend ComEd’s rate freeze that expired in January 2007. Exelon anticipates that a bankruptcy filing by ComEd would have significant adverse consequences for Exelon and Generation. These adverse consequences may include, but are not limited to: the deconsolidation of ComEd from Exelon where Exelon would account for its investment in ComEd under the cost method; a significant loss in value of Exelon’s investment in ComEd due to the application of fair market value principles with a charge to earnings and a reduction in Exelon’s shareholders’ equity of up to $7.0 billion (including the potential impairments of ComEd’s remaining goodwill, the net gains associated with the elimination of ComEd’s regulatory assets and liabilities as a result of not meeting the criteria of SFAS No. 71, the impairment of the remaining balance of Exelon’s investment in ComEd and the charge against other comprehensive income related to Exelon’s regulatory assets associated with its defined benefit postretirement plans); possible dilution of Exelon’s ownership interest in ComEd; possible reductions in credit ratings which could increase borrowing costs; uncertainty in collection of receivables from ComEd by Exelon, including by BSC, and by Generation for the then current receivables from ComEd for the electricity previously provided under the supplier forward contracts; the overall uncertainty in the enforcement of Generation’s rights under its supplier forward contracts with ComEd and possible rejection of the supplier forward contracts in a ComEd bankruptcy; greater dependence by Generation on the wholesale power markets and increased commodity risk as a result of Generation having to sell more power in spot markets; incurring significant legal and other costs associated with the bankruptcy filing; possible negative income tax consequences; and possible reduced ability to effectively administer and allocate the costs of the various Exelon-sponsored benefit plans. These items, along with other possible negative effects of a ComEd bankruptcy, could have a material adverse effect on Exelon’s and Generation’s results of operations, financial position and cash flows. Additional information concerning transactions and business relationships between ComEd, on the one hand, and Generation and BSC, on the other hand, is included in the 2006 Form 10-K and in Notes 5 and 16 of the Combined Notes to Consolidated Financial Statements. These transactions include ComEd procuring approximately 35% of its energy requirements from Generation and ComEd purchasing corporate support services from BSC, including, but not limited to, information technology support, supply management services and planning and engineering of delivery systems.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Exelon

The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(a)	Paid per Share	or Programs(b)	or Programs

January 1 — January 31, 2007	4,586	$61.89	—	(b	)
February 1 — February 28, 2007	21,923	63.31	592,800	(b	)
March 1 — March 31, 2007	—	—	—	(b	)

Total	26,509	$63.30	592,800	(b	)

(a)	Shares other than those purchased as part of a publicly announced plan primarily represent restricted shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.

(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan. The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s Employee Stock Purchase Plan. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The share repurchase program has no specified limit and no specified termination date.

Item 5.	Other Information

PECO

During 2004, two elections were held at PECO, which resulted in union representation for PECO craft and call center employees in the Philadelphia service territory. PECO and IBEW Local 614 began negotiations for initial agreements in 2005. Although substantial progress has been made, no agreements have been finalized to date. The negotiations continue with the possibility of a tentative agreement being reached by the end of the second quarter in 2007. The current affected workgroup totals approximately 1,200 employees.

Item 6.	Exhibits

4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:
	Dated as of	File Reference	Exhibit No.
	March 1, 2007	000-16844, Form 8-K dated March 19, 2007	4.1
4-3-1	Supplemental Indentures to Commonwealth Edison Mortgage:
	Dated as of	File Reference	Exhibit No.
	March 1, 2007	1-1839, Form 8-K dated March 23, 2007	4.1

Exhibit
No.	Description

10-1	Commonwealth Edison Company Long-Term Incentive Plan, effective January 1, 2007.
10-2	One Hundred and Third Supplemental Indenture, dated as of March 1, 2007, to the First and Refunding Mortgage, dated as of May 1, 1923, between PECO Energy Company and U.S. Bank National Association, as trustee. (File No. 000-16844, Form 8-K dated March 19, 2007, Exhibit 4.1)
10-3	Supplemental Indenture dated as of March 1, 2007 from ComEd to BNY Midwest Trust Company, as trustee, and D.G. Donovan, as co-trustee. (File No. 1-1839, Form 8-K dated March 23, 2007, Exhibit 4.1)

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed by the following officers for the following companies:

31-1	—	Filed by John W. Rowe for Exelon Corporation
31-2	—	Filed by John F. Young for Exelon Corporation
31-3	—	Filed by John L. Skolds for Exelon Generation Company, LLC
31-4	—	Filed by John F. Young for Exelon Generation Company, LLC
31-5	—	Filed by Frank M. Clark for Commonwealth Edison Company
31-6	—	Filed by Robert K. McDonald for Commonwealth Edison Company
31-7	—	Filed by John L. Skolds for PECO Energy Company
31-8	—	Filed by John F. Young for PECO Energy Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed by the following officers for the following companies:

32-1	—	Filed by John W. Rowe for Exelon Corporation
32-2	—	Filed by John F. Young for Exelon Corporation
32-3	—	Filed by John L. Skolds for Exelon Generation Company, LLC
32-4	—	Filed by John F. Young for Exelon Generation Company, LLC
32-5	—	Filed by Frank M. Clark for Commonwealth Edison Company
32-6	—	Filed by Robert K. McDonald for Commonwealth Edison Company
32-7	—	Filed by John L. Skolds for PECO Energy Company
32-8	—	Filed by John F. Young for PECO Energy Company

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

April 25, 2007

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

April 25, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH EDISON COMPANY

/s/ Frank M. Clark Frank M. Clark Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ J. Barry Mitchell J. Barry Mitchell President

/s/ Robert K. Mcdonald Robert K. McDonald Senior Vice President, Chief Financial Officer, Treasurer and Chief Risk Officer (Principal Financial Officer)	/s/ Matthew R. Galvanoni Matthew R. Galvanoni Principal Accounting Officer

April 25, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PECO ENERGY COMPANY

/s/ John L. Skolds John L. Skolds President, Exelon Energy Delivery (Principal Executive Officer)	/s/ Denis P. O’Brien Denis P. O’Brien President

/s/ John F. Young John F. Young Executive Vice President, Finance and Markets and Chief Financial Officer, Exelon, and Chief Financial Officer (Principal Financial Officer)	/s/ Matthew R. Galvanoni Matthew R. Galvanoni Vice President and Controller (Principal Accounting Officer)

April 25, 2007