Form 10-Q
period 2007-06-30
EXELON CORP; PECO ENERGY CO; EXELON GENERATION CO LLC; COMMONWEALTH EDISON CO
filed 2007-07-25
CIK 1109357, 78100, 1168165, 22606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

The number of shares outstanding of each registrant’s common stock as of June 30, 2007 was:

Exelon Corporation Common Stock, without par value	674,171,814
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions, except per share data)	2007	2006	2007	2006

Operating revenues	$4,501	$3,697	$9,330	$7,559
Operating expenses
Purchased power	1,118	571	2,363	1,096
Fuel	522	502	1,292	1,438
Operating and maintenance	1,062	881	2,120	1,906
Depreciation and amortization	369	371	738	735
Taxes other than income	199	170	395	364

Total operating expenses	3,270	2,495	6,908	5,539

Operating income	1,231	1,202	2,422	2,020

Other income and deductions
Interest expense	(161)	(154)	(318)	(306)
Interest expense to affiliates, net	(53)	(68)	(109)	(139)
Equity in losses of unconsolidated affiliates and investments	(43)	(22)	(69)	(61)
Other, net	43	46	106	91

Total other income and deductions	(214)	(198)	(390)	(415)

Income from continuing operations before income taxes	1,017	1,004	2,032	1,605
Income taxes	314	363	648	564

Income from continuing operations	703	641	1,384	1,041

Discontinued operations
Income (loss) from discontinued operations (net of taxes of $0 and $2 for the three and six months ended June 30, 2007, respectively)	(1)	—	4	—
Gain on disposal of discontinued operations (net of taxes of $0, $3, $2 and $(1) for the three and six months ended June 30, 2007 and 2006, respectively)	—	3	5	3

Income (loss) from discontinued operations, net	(1)	3	9	3

Net income	702	644	1,393	1,044

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost ($2, $(4), $4 and $(10) related to pension and non-pension postretirement benefit plans for the three and six months ended June 30, 2007, respectively)	(2)	—	(6)	—
Actuarial loss reclassified to periodic benefit cost ($12, $1, $31 and $8 related to pension and non-pension postretirement benefit plans for the three and six months ended June 30, 2007, respectively)	13	—	39	—
Transition obligation reclassified to periodic benefit cost ($0, $0, $0 and $2 related to pension and non-pension postretirement benefit plans for the three and six months ended June 30, 2007, respectively)	—	—	2	—
Finalization of pension and non-pension postretirement benefit plans valuation	19	—	19	—
Change in unrealized gain (loss) on cash-flow hedges	210	140	(209)	232
Unrealized gain (loss) on marketable securities	29	(13)	38	15

Other comprehensive income (loss)	269	127	(117)	247

Comprehensive income	$971	$771	$1,276	$1,291

Average shares of common stock outstanding:
Basic	675	670	674	669
Diluted	680	676	679	675

Earnings per average common share — basic:
Income from continuing operations	$1.04	$0.96	$2.05	$1.56
Income from discontinued operations	—	—	0.02	—

Net income	$1.04	$0.96	$2.07	$1.56

Earnings per average common share — diluted:
Income from continuing operations	$1.03	$0.95	$2.04	$1.55
Income from discontinued operations	—	—	0.01	—

Net income	$1.03	$0.95	$2.05	$1.55

Dividends per common share	$0.44	$0.40	$0.88	$0.80

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$1,393	$1,044
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	1,066	1,060
Deferred income taxes and amortization of investment tax credits	(128)	(81)
Net realized and unrealized mark-to-market transactions	120	(69)
Impairment of long-lived assets	—	117
Other non-cash operating activities	369	124
Changes in assets and liabilities:
Accounts receivable	(304)	230
Inventories	69	11
Accounts payable, accrued expenses and other current liabilities	(122)	(406)
Counterparty collateral asset	(231)	178
Counterparty collateral liability	(264)	5
Income taxes	87	300
Restricted cash	(42)	—
Pension and non-pension postretirement benefit contributions	(40)	(30)
Other assets and liabilities	(347)	(295)

Net cash flows provided by operating activities	1,626	2,188

Cash flows from investing activities
Capital expenditures	(1,284)	(1,156)
Proceeds from nuclear decommissioning trust fund sales	2,268	2,554
Investment in nuclear decommissioning trust funds	(2,402)	(2,706)
Proceeds from sale of investments	95	1
Change in restricted cash	2	1
Other investing activities	(46)	(54)

Net cash flows used in investing activities	(1,367)	(1,360)

Cash flows from financing activities
Issuance of long-term debt	465	326
Retirement of long-term debt	(198)	(34)
Retirement of long-term debt to financing affiliates	(534)	(422)
Change in short-term debt	348	(106)
Dividends paid on common stock	(592)	(535)
Proceeds from employee stock plans	145	107
Purchase of treasury stock	(37)	(53)
Other financing activities	55	31

Net cash flows used in financing activities	(348)	(686)

(Decrease) Increase in cash and cash equivalents	(89)	142
Cash and cash equivalents at beginning of period	224	140

Cash and cash equivalents at end of period	$135	$282

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$135	$224
Restricted cash and investments	98	58
Accounts receivable, net
Customer	2,046	1,747
Other	423	462
Mark-to-market derivative assets	765	1,418
Inventories, net
Fossil fuel	238	300
Materials and supplies	431	431
Other	823	352

Total current assets	4,959	4,992

Property, plant and equipment, net	23,431	22,775
Deferred debits and other assets
Regulatory assets	5,438	5,808
Nuclear decommissioning trust funds	6,777	6,415
Investments	664	725
Investments in affiliates	73	85
Goodwill	2,641	2,694
Mark-to-market derivative assets	210	171
Other	1,112	654

Total deferred debits and other assets	16,915	16,552

Total assets	$45,305	$44,319

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$653	$305
Long-term debt due within one year	935	248
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	510	581
Accounts payable	1,289	1,382
Mark-to-market derivative liabilities	649	1,015
Accrued expenses	814	1,180
Other	511	1,084

Total current liabilities	5,361	5,795

Long-term debt	8,477	8,896
Long-term debt to ComEd Transitional Funding Trust and PECO
Energy Transition Trust	1,984	2,470
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,193	5,340
Asset retirement obligations	3,890	3,780
Pension obligations	725	747
Non-pension postretirement benefit obligations	1,808	1,817
Spent nuclear fuel obligation	974	950
Regulatory liabilities	3,240	3,025
Mark-to-market derivative liabilities	301	78
Other	1,549	782

Total deferred credits and other liabilities	17,680	16,519

Total liabilities	34,047	34,225

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 674 and 670 shares outstanding at June 30, 2007 and December 31, 2006, respectively)	8,552	8,314
Treasury stock, at cost (13 and 13 shares held at June 30, 2007 and December 31, 2006, respectively)	(667)	(630)
Retained earnings	4,506	3,426
Accumulated other comprehensive loss, net	(1,220)	(1,103)

Total shareholders’ equity	11,171	10,007

Total liabilities and shareholders’ equity	$45,305	$44,319

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other	Total
	Issued	Common	Treasury	Retained	Comprehensive	Shareholders’
(In millions)	Shares	Stock	Stock	Earnings	Loss	Equity

Balance, December 31, 2006	683	$8,314	$(630)	$3,426	$(1,103)	$10,007
Net income	—	—	—	1,393	—	1,393
Long-term incentive plan activity	4	238	—	—	—	238
Common stock purchases	—	—	(37)	—	—	(37)
Common stock dividends declared	—	—	—	(300)	—	(300)
Adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48)	—	—	—	(13)	—	(13)
Other comprehensive loss, net of income taxes of $(43)	—	—	—	—	(117)	(117)

Balance, June 30, 2007	687	$8,552	$(667)	$4,506	$(1,220)	$11,171

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006

Operating revenues
Operating revenues	$1,813	$1,100	$3,655	$2,132
Operating revenues from affiliates	828	1,114	1,689	2,302

Total operating revenues	2,641	2,214	5,344	4,434

Operating expenses
Purchased power	538	418	1,131	781
Fuel	436	425	907	1,036
Operating and maintenance	545	362	1,106	955
Operating and maintenance from affiliates	73	78	151	153
Depreciation and amortization	65	72	133	139
Taxes other than income	47	41	88	84

Total operating expenses	1,704	1,396	3,516	3,148

Operating income	937	818	1,828	1,286

Other income and deductions
Interest expense	(31)	(40)	(66)	(81)
Interest expense to affiliates, net	—	—	—	(1)
Equity in (losses) earnings of investments	(1)	(1)	1	(5)
Other, net	22	14	54	20

Total other income and deductions	(10)	(27)	(11)	(67)

Income from continuing operations before income taxes	927	791	1,817	1,219
Income taxes	349	294	684	454

Income from continuing operations	578	497	1,133	765

Discontinued operations
Gain on disposal of discontinued operations (net of taxes of $0, $2, $2 and $2 for the three and six months ended June 30, 2007 and 2006, respectively)	—	3	5	3

Income from discontinued operations, net	—	3	5	3

Net income	578	500	1,138	768

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost related to non-pension postretirement benefit plans	(1)	—	(1)	—
Finalization of year-end valuation	5	—	5	—
Change in unrealized gain (loss) on cash-flow hedges	208	141	(214)	232
Unrealized gain (loss) on marketable securities	28	(13)	37	15

Other comprehensive income (loss)	240	128	(173)	247

Comprehensive income	$818	$628	$965	$1,015

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended
	June 30,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$1,138	$768
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	460	464
Deferred income taxes and amortization of investment tax credits	(12)	81
Net realized and unrealized mark-to-market transactions	109	(37)
Other non-cash operating activities	130	(56)
Changes in assets and liabilities
Accounts receivable	(244)	79
Receivables from and payables to affiliates, net	253	6
Inventories	3	10
Accounts payable, accrued expenses and other current liabilities	(85)	(237)
Counterparty collateral asset	(231)	178
Counterparty collateral liability	(267)	5
Income taxes	29	38
Pension and non-pension postretirement benefit contributions	(22)	(14)
Other assets and liabilities	(146)	(218)

Net cash flows provided by operating activities	1,115	1,067

Cash flows from investing activities
Capital expenditures	(550)	(512)
Proceeds from nuclear decommissioning trust fund sales	2,268	2,554
Investment in nuclear decommissioning trust funds	(2,402)	(2,706)
Proceeds from sale of investments	95	—
Changes in Exelon intercompany money pool contributions	13	—
Change in restricted cash	1	1
Other investing activities	(9)	(3)

Net cash flows used in investing activities	(584)	(666)

Cash flows from financing activities
Change in short-term debt	39	(2)
Changes in Exelon intercompany money pool borrowings	—	(92)
Distribution to member	(665)	(322)
Contribution from member	—	5
Other financing activities	1	—

Net cash flows used in financing activities	(625)	(411)

Decrease in cash and cash equivalents	(94)	(10)
Cash and cash equivalents at beginning of period	128	34

Cash and cash equivalents at end of period	$34	$24

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$34	$128
Restricted cash and investments	1	2
Accounts receivable, net
Customer	802	575
Other	188	122
Mark-to-market derivative assets	749	1,408
Receivable from affiliates	214	437
Inventories, net
Fossil fuel	123	127
Materials and supplies	344	335
Contributions to Exelon intercompany money pool	—	13
Prepayments and other current assets	504	286

Total current assets	2,959	3,433

Property, plant and equipment, net	7,720	7,514
Deferred debits and other assets
Nuclear decommissioning trust funds	6,777	6,415
Investments	36	115
Mark-to-market derivative assets	210	171
Prepaid pension asset	978	996
Other	355	265

Total deferred debits and other assets	8,356	7,962

Total assets	$19,035	$18,909

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Short-term borrowings	$39	$—
Long-term debt due within one year	12	12
Accounts payable	762	899
Mark-to-market derivative liabilities	628	1,003
Payables to affiliates	30	—
Accrued expenses	493	496
Deferred income taxes	31	142
Other	133	362

Total current liabilities	2,128	2,914

Long-term debt	1,778	1,778
Deferred credits and other liabilities
Asset retirement obligations	3,709	3,602
Pension obligation	32	37
Non-pension postretirement benefit obligations	567	538
Spent nuclear fuel obligation	974	950
Deferred income taxes and unamortized investment tax credits	1,418	1,380
Payables to affiliates	2,048	1,911
Mark-to-market derivative liabilities	298	77
Other	343	238

Total deferred credits and other liabilities	9,389	8,733

Total liabilities	13,295	13,425

Commitments and contingencies
Minority interest of consolidated subsidiary	1	1
Member’s equity
Membership interest	3,267	3,267
Undistributed earnings	2,229	1,800
Accumulated other comprehensive income, net	243	416

Total member’s equity	5,739	5,483

Total liabilities and member’s equity	$19,035	$18,909

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Membership	Undistributed	Comprehensive	Member’s
(In millions)	Interest	Earnings	Income	Equity

Balance, December 31, 2006	$3,267	$1,800	$416	$5,483
Net income	—	1,138	—	1,138
Distribution to member	—	(665)	—	(665)
Adoption of FIN 48	—	(44)	—	(44)
Other comprehensive loss, net of income taxes of $(76)	—	—	(173)	(173)

Balance, June 30, 2007	$3,267	$2,229	$243	$5,739

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006

Operating revenues
Operating revenues	$1,419	$1,450	$2,907	$2,874
Operating revenues from affiliates	1	3	4	6

Total operating revenues	1,420	1,453	2,911	2,880

Operating expenses
Purchased power	508	81	1,096	172
Purchased power from affiliate	330	685	710	1,456
Operating and maintenance	221	165	415	329
Operating and maintenance from affiliates	45	53	95	105
Depreciation and amortization	109	106	217	205
Taxes other than income	76	71	157	152

Total operating expenses	1,289	1,161	2,690	2,419

Operating income	131	292	221	461

Other income and deductions
Interest expense	(73)	(58)	(141)	(114)
Interest expense to affiliates, net	(14)	(19)	(29)	(39)
Equity in losses of unconsolidated affiliates	(2)	(3)	(4)	(5)
Other, net	5	1	7	1

Total other income and deductions	(84)	(79)	(167)	(157)

Income before income taxes	47	213	54	304
Income taxes	18	86	21	123

Net income	29	127	33	181

Other comprehensive income, net of income taxes
Change in unrealized gain on cash-flow hedges	1	—	4	—
Unrealized gain on marketable securities	1	—	1	—

Other comprehensive income	2	—	5	—

Comprehensive income	$31	$127	$38	$181

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$33	$181
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	217	205
Deferred income taxes and amortization of investment tax credits	14	(25)
Net realized and unrealized mark-to-market and hedging transactions	—	7
Other non-cash operating activities	107	72
Changes in assets and liabilities:
Accounts receivable	(38)	24
Inventories	10	(8)
Accounts payable, accrued expenses and other current liabilities	84	(3)
Receivables from and payables to affiliates, net	(129)	10
Income taxes	24	100
Change in restricted cash	(42)	—
Pension and non-pension postretirement benefit contributions	(3)	(4)
Other assets and liabilities	(93)	(7)

Net cash flows provided by operating activities	184	552

Cash flows from investing activities
Capital expenditures	(559)	(465)
Change in restricted cash	(1)	(1)
Other investing activities	11	5

Net cash flows used in investing activities	(549)	(461)

Cash flows from financing activities
Changes in short-term debt	415	(120)
Issuance of long-term debt	286	320
Retirement of long-term debt	(146)	(1)
Retirement of long-term debt to ComEd Transitional Funding Trust	(180)	(174)
Changes in Exelon intercompany money pool borrowings	—	(140)
Contributions from parent	—	23
Other financing activities	—	(3)

Net cash flows provided by (used in) financing activities	375	(95)

Increase (decrease) in cash and cash equivalents	10	(4)
Cash and cash equivalents at beginning of period	35	38

Cash and cash equivalents at end of period	$45	$34

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$45	$35
Restricted cash	43	—
Accounts receivable, net
Customer	750	740
Other	110	62
Inventories, net	72	83
Deferred income taxes	27	29
Receivables from affiliates	—	18
Regulatory assets	104	—
Other	36	40

Total current assets	1,187	1,007

Property, plant and equipment, net	10,827	10,457
Deferred debits and other assets
Regulatory assets	519	532
Investments	46	44
Investments in affiliates	12	20
Goodwill	2,641	2,694
Receivables from affiliates	1,873	1,774
Prepaid pension asset	895	914
Other	466	332

Total deferred debits and other assets	6,452	6,310

Total assets	$18,466	$17,774

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$475	$60
Long-term debt due within one year	418	147
Long-term debt to ComEd Transitional Funding Trust due within one year	273	308
Accounts payable	286	203
Accrued expenses	281	467
Payables to affiliates	96	219
Customer deposits	116	114
Other	80	82

Total current liabilities	2,025	1,600

Long-term debt	3,304	3,432
Long-term debt to ComEd Transitional Funding Trust	170	340
Long-term debt to other financing trusts	361	361
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,026	2,310
Asset retirement obligations	160	156
Non-pension postretirement benefit obligations	205	176
Regulatory liabilities	2,933	2,824
Other	947	277

Total deferred credits and other liabilities	6,271	5,743

Total liabilities	12,131	11,476

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,906	4,906
Retained deficit	(161)	(193)
Accumulated other comprehensive income (loss), net	2	(3)

Total shareholders’ equity	6,335	6,298

Total liabilities and shareholders’ equity	$18,466	$17,774

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
		Other	Retained	Retained	Other	Total
	Common	Paid-In	Deficit	Earnings	Comprehensive	Shareholders’
(In millions)	Stock	Capital	Unappropriated	Appropriated	Income (Loss)	Equity

Balance, December 31, 2006	$1,588	$4,906	$(1,632)	$1,439	$(3)	$6,298
Net income	—	—	33	—	—	33
Appropriation of retained earnings for future dividends	—	—	(21)	21	—	—
Adoption of FIN 48	—	—	(1)	—	—	(1)
Other comprehensive income, net of income taxes of $3	—	—	—	—	5	5

Balance, June 30, 2007	$1,588	$4,906	$(1,621)	$1,460	$2	$6,335

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006

Operating revenues
Operating revenues	$1,266	$1,144	$2,762	$2,546
Operating revenues from affiliates	3	4	7	8

Total operating revenues	1,269	1,148	2,769	2,554

Operating expenses
Purchased power	72	72	136	142
Purchased power from affiliate	497	429	977	845
Fuel	86	76	385	402
Operating and maintenance	119	109	238	225
Operating and maintenance from affiliates	27	32	56	64
Depreciation and amortization	185	172	370	343
Taxes other than income	71	53	142	117

Total operating expenses	1,057	943	2,304	2,138

Operating income	212	205	465	416

Other income and deductions
Interest expense	(24)	(18)	(44)	(35)
Interest expense to affiliates, net	(40)	(49)	(82)	(101)
Equity in losses of unconsolidated affiliates	(2)	(2)	(4)	(6)
Other, net	5	2	10	5

Total other income and deductions	(61)	(67)	(120)	(137)

Income before income taxes	151	138	345	279
Income taxes	55	45	121	93

Net income	96	93	224	186
Preferred stock dividends	1	1	2	2

Net income on common stock	$95	$92	$222	$184

Comprehensive income, net of income taxes
Net income	$96	$93	$224	$186

Other comprehensive loss, net of income taxes
Change in net unrealized loss on cash-flow hedges	—	(1)	—	(1)

Other comprehensive loss	—	(1)	—	(1)

Comprehensive income	$96	$92	$224	$185

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2007	2006

Cash flows from operating activities
Net income	$224	$186
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	370	343
Deferred income taxes and amortization of investment tax credits	(117)	(138)
Other non-cash operating activities	47	61
Changes in assets and liabilities:
Accounts receivable	(60)	73
Inventories	55	9
Accounts payable, accrued expenses and other current liabilities	(46)	(123)
Receivables from and payables to affiliates, net	(32)	27
Income taxes	114	142
Pension and non-pension postretirement benefit contributions	(11)	(10)
Other assets and liabilities	(77)	(20)

Net cash flows provided by operating activities	467	550

Cash flows from investing activities
Capital expenditures	(161)	(164)
Changes in Exelon intercompany money pool contributions	—	8
Change in restricted cash	3	(1)
Other investing activities	(2)	—

Net cash flows used in investing activities	(160)	(157)

Cash flows from financing activities
Issuance of long-term debt	179	6
Retirement of long-term debt to PECO Energy Transition Trust	(354)	(248)
Change in short-term debt	27	7
Changes in Exelon intercompany money pool borrowings	(45)	—
Dividends paid on common and preferred stock	(278)	(253)
Contributions from parent	165	83

Net cash flows used in financing activities	(306)	(405)

Increase (decrease) in cash and cash equivalents	1	(12)
Cash and cash equivalents at beginning of period	29	37

Cash and cash equivalents at end of period	$30	$25

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$30	$29
Restricted cash	1	4
Accounts receivable, net
Customer	480	426
Other	69	79
Inventories, net
Gas	116	173
Materials and supplies	15	13
Deferred income taxes	32	25
Prepaid utility taxes	89	—
Other	13	13

Total current assets	845	762

Property, plant and equipment, net	4,735	4,651
Deferred debits and other assets
Regulatory assets	3,603	3,896
Investments	24	21
Investments in affiliates	61	64
Receivable from affiliate	192	151
Other	473	228

Total deferred debits and other assets	4,353	4,360

Total assets	$9,933	$9,773

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$122	$95
Borrowings from Exelon intercompany money pool	—	45
Long-term debt due within one year	450	—
Long-term debt to PECO Energy Transition Trust due within one year	236	273
Accounts payable	169	175
Accrued expenses	160	121
Payables to affiliates	171	203
Customer deposits	58	50
Other	25	16

Total current liabilities	1,391	978

Long-term debt	1,200	1,469
Long-term debt to PECO Energy Transition Trust	1,814	2,131
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,682	2,601
Asset retirement obligations	22	21
Non-pension postretirement benefit obligations	287	283
Regulatory liabilities	263	151
Other	147	146

Total deferred credits and other liabilities	3,401	3,202

Total liabilities	7,990	7,964

Commitments and contingencies
Shareholders’ equity
Common stock	2,223	2,223
Preferred stock	87	87
Receivable from parent	(925)	(1,090)
Retained earnings	553	584
Accumulated other comprehensive income, net	5	5

Total shareholders’ equity	1,943	1,809

Total liabilities and shareholders’ equity	$9,933	$9,773

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Receivable		Other	Total
	Common	Preferred	from	Retained	Comprehensive	Shareholders’
(In millions)	Stock	Stock	Parent	Earnings	Income	Equity

Balance, December 31, 2006	$2,223	$87	$(1,090)	$584	$5	$1,809
Net income	—	—	—	224	—	224
Common stock dividends	—	—	—	(276)	—	(276)
Preferred stock dividends	—	—	—	(2)	—	(2)
Repayment of receivable from parent	—	—	165	—	—	165
Adoption of FIN 48	—	—	—	23	—	23

Balance, June 30, 2007	$2,223	$87	$(925)	$553	$5	$1,943

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

PECO’s consolidated financial statements include the accounts of PECO and its subsidiaries, including ExTel Corporation, LLC, Adwin Realty Company and PECO Wireless, LP. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of June 30, 2007 and 2006 and for the three and six months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO (collectively, Registrants), include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2006 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2006 Annual Report on Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Discontinued Operations (Exelon and Generation)

As discussed in Note 4 — Acquisitions and Dispositions, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc. (Sithe). In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises). As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three and six months ended June 30, 2007 and 2006 within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations and Comprehensive Income.

For the three and six months ended June 30, 2007, Exelon’s Consolidated Statements of Operations and Comprehensive Income included $1 million of loss and $4 million of income, respectively, from discontinued operations related to Enterprises. There was no significant activity related to the discontinued operations for Enterprises during the three and six months ended June 30, 2006.

For the six months ended June 30, 2007, Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income included $5 million (after-tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. There was no significant activity related to the discontinued operations for Sithe during the three months ended June 30, 2007. For the three and six months ended June 30, 2006, Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income included $3 million of income (after-tax) from discontinued operations related to Sithe, which represented an adjustment to the gain on sale as a result of the expiration of certain tax indemnifications and the collection of a receivable arising from the sale of Sithe that had been fully reserved. See Note 4 — Acquisitions and Dispositions for additional information regarding Generation’s sale of its investment in Sithe.

3. New Accounting Pronouncements (Exelon, Generation, ComEd and PECO)

FIN 48

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded.

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
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48 was effective for the Registrants as of January 1, 2007. The change in net assets as a result of applying this pronouncement was considered a change in accounting principle with the cumulative effect of the change required to primarily be treated as an adjustment to the opening balance of retained earnings (deficit). Adjustments to goodwill or regulatory accounts associated with the implementation of FIN 48 were based on other applicable accounting standards. See Note 10 — Income Taxes for additional information regarding the adoption of FIN 48.

FIN 48 prescribes that a company shall recognize the benefit of a tax position when it is effectively settled. The FASB issued FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, in May 2007 to provide guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Registrants contemplated the provisions of FSP FIN 48-1 upon the initial adoption of FIN 48.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 159 will be effective for the Registrants as of January 1, 2008, and the Registrants are currently assessing the impact SFAS No. 159 may have on their financial statements.

FSP FIN 39-1

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). This pronouncement amends FIN 39, “Offsetting of Amounts Related to Certain Contracts”, to permit companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 will be effective for the Registrants as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Registrants are currently assessing whether to elect the accounting policies prescribed by FSP FIN 39-1 which, if elected, would not impact net income.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions and Dispositions (Exelon and Generation)

Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. These indemnifications and guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. The remaining exposures covered by these indemnities are anticipated to expire in 2007 and beyond. As of June 30, 2007, Exelon’s accrued liabilities related to these indemnifications and guarantees were $43 million. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at June 30, 2007.

See Note 2 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further discussion of Generation’s sale of its investment in Sithe.

Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guaranty agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guaranty that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guaranty is $95 million. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guaranty are anticipated to expire in the second half of 2008 and beyond.

5.	Regulatory Issues (Exelon, Generation, ComEd and PECO)

The legislatively mandated transition and rate freeze period in Illinois ended at the close of 2006. Associated with the end of this rate freeze, ComEd has been engaged in various regulatory proceedings to establish rates for the post-2006 period, which are more fully described below. In view of the rate increases following the expiration of the rate freeze, various Illinois legislative attempts, as more fully described below, have been made to roll back and freeze ComEd’s rates for an additional period or to control the rate at which the rate increases are phased in or impose a tax on the ownership or operation of electric generating facilities. ComEd and Generation have been engaged in discussions with Illinois legislative leaders and others to address concerns about higher electric bills in Illinois without a rate roll-back and rate freeze, a generation tax or other similar legislation. Those discussions successfully concluded on July 24, 2007, when ComEd, Generation, and other utilities and generators in Illinois reached an oral agreement with representatives of the Illinois state government and submitted a confirming letter to the Speaker of the Illinois House of Representatives, the President of the Illinois Senate, the minority leaders of the Illinois House and Senate, and the Attorney General of the State of Illinois, more fully described below.

Rate Freeze, Generation Tax and Other Proposed Legislation (Exelon, Generation and ComEd).  The increases in ComEd’s 2007 rates reflect the pass-through of ComEd’s costs of procuring electricity for customers, significant capital investment that ComEd has made in distribution assets, and changes in ComEd’s operating costs.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd estimates that its average residential customer is experiencing an annual increase of approximately 24% in its electric bills; however, some customer increases have been larger. Customers of certain other Illinois utilities have experienced much more significant increases in their bills.

Since March 2007, various bills have been proposed by the Illinois House of Representatives and Senate in an attempt to address the higher electric bills experienced in the state of Illinois since the expiration of the rate freeze at the end of 2006. The significant components of the proposed legislation would have required the following:

•	A rollback of electricity rates to rates in effect in 2006, effective for at least one year. Furthermore, ComEd would have been required to provide refunds, with interest, of charges collected from residential customers in excess of those rolled-back rates since January 1, 2007.

•	A limit to rate increases for all bundled service customers for at least one year, and until 2010 in other versions of the legislation.

•	A tax of $70,000 for each megawatt of nameplate capacity on certain electric generating facilities located in Illinois including those owned by Generation.

•	Establishment of a generation tax and a fund from the proceeds of the generation tax to be used to reimburse ComEd and other Illinois utilities for rate refunds and also to refund ComEd and other Illinois utilities for differences between 2007 and 2006 rates prior to July 1, 2008.

•	ComEd would be required to supply all residential and small commercial and industrial customers who have central air conditioning with direct load control devices. ComEd would not be allowed to recover the cost of these devices through rates, but only from the generation tax fund.

•	Beginning in 2009, no electric utility, including ComEd, could have been owned by a company, such as Exelon, which also participates, as Exelon does through Generation, in power generation or marketing.

•	Require electric utilities, including ComEd, to remove themselves from participation in regional transmission organizations, including PJM Interconnection, LLC (PJM).

On April 23, 2007, ComEd announced the implementation of a new $64 million rate relief package to be provided to ComEd customers most affected by electricity rate increases. Inclusive of ComEd’s funding of its Customers’ Affordable Reliable Energy (CARE) initiative, ComEd anticipates that its customer rate relief programs will provide benefits to its customers of approximately $44 million in 2007 and approximately $10 million in additional funds per year during 2008 and 2009. During the six months ended June 30, 2007, ComEd recorded a reduction in operating revenues of $19 million and a charge to operating and maintenance expense of $8 million associated with the 2007 portion of this announced program. During the six months ended June 30, 2007, ComEd has credited approximately $18 million to its customers.

On July 24, 2007, following extensive discussions with legislative leaders in Illinois, ComEd, Generation, and other utilities and generators in Illinois reached an oral agreement (the Settlement) with various representatives from the State of Illinois concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. The Settlement was recorded in a confirming letter (the Letter) to the Speaker of the Illinois House of Representatives, the President of the Illinois Senate, the minority leaders of the Illinois House and Senate, and the Attorney General of the State of Illinois (the Attorney General) from ComEd, Generation, and other utilities and generators in Illinois.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Settlement will be effective only upon enactment of proposed legislation (Proposed Legislation), which was drafted as part of the Settlement and attached as an exhibit to the Letter. If it becomes effective, the Settlement and the Proposed Legislation would provide for the following, among other things:

•	Illinois electric utilities, their affiliates, and generators of electricity in Illinois would make voluntary contributions of approximately $1 billion over a period of four years to programs that would provide rate relief to Illinois electricity customers and funding for the new Illinois Power Agency to be created by the Proposed Legislation. Exelon has committed to contributing approximately $800 million to rate relief programs over four years and funding for the Illinois Power Agency, in addition to approximately $11 million of rate relief credits provided by ComEd prior to June 14, 2007 under rate relief programs previously announced. ComEd would continue executing upon its $64 million rate relief package announced April 23, 2007, as described above. Generation would contribute an aggregate of up to $747 million, of which $435 million would be available to reimburse ComEd for rate relief programs for ComEd customers, and $307.5 million would be available for rate relief programs for customers of other Illinois utilities, and $4.5 million would be available for funding operations of the Illinois Power Agency. Of the $800 million to be contributed to rate relief by Generation and ComEd, $459 million will be contributed in 2007, $222 million will be contributed in 2008, $105 million will be contributed in 2009, and $14 million will be contributed in 2010.

•	In the event that the Illinois General Assembly passes legislation prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax on any party to the Settlement, the contributors to the rate relief funds would be allowed to terminate their funding commitments and may recover any undisbursed funds set aside for rate relief.

•	The existing contracts resulting from the procurement auction in 2006 will be honored. As those contracts expire, procurement will be made pursuant to a horizontal, sealed bid procurement process to establish long-term market-based contracts.

•	To fulfill a requirement of the Settlement, ComEd and Generation have entered into a five-year financial swap arrangement, the effect of which will cause ComEd to pay fixed prices and cause Generation to pay a market price for a portion of ComEd’s load. The financial terms cover energy costs only, not capacity or ancillary services. The contract has been fully executed but is not effective until the Proposed Legislation contemplated by the Settlement is effective.

•	The contract is designed to dovetail with ComEd’s remaining auction contracts for energy, increasing in volume as the contracts expire.

•	The contract volumes will be 1,000 MW for the period from June 2008 through May 2009, 2,000 MW for the period from June 2009 through May 2010, and 3,000 MW in each of the periods June 2010 through May 2011, June 2011 through May 2012, and June 2012 through May 2013.

•	This arrangement will be deemed prudent and ComEd will receive full cost recovery in rates.

•	A new state agency, known as the Illinois Power Agency (the Agency), would be created and authorized to design annual five-year electricity supply portfolio plans for electric utilities and administer a competitive procurement process for utilities to procure the electricity supply resources identified in the supply portfolio plans. The Agency, under certain conditions, would also be authorized to construct generation and co-generation facilities that use indigenous coal or renewable resources, or both, to supply electricity at cost to municipal electric systems and rural electric cooperatives. The Agency’s operations will be funded from fees

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and bond proceeds and the interest on $25 million of the $1 billion customer rate relief package to be contributed to the Illinois Power Agency Trust Fund.

•	The ability of utilities to engage in divestiture and other restructuring transactions without prior Illinois Commerce Commission (ICC) approval would be extended until all classes of tariffed service are declared competitive.

•	The Proposed Legislation would also declare that the 400 kw and above customer classes of ComEd are competitive and would establish an expedited procedure for finding customer classes with demands of 100 kw or greater but less than 400 kw are competitive.

•	Until at least June 30, 2022, the state would not prohibit an electric utility from maintaining its membership in a Federal Energy Regulatory Commission (FERC) approved regional transmission organization chosen by the utility.

•	ComEd would be required to provide tariffed service to condominium associations at rates that do not exceed rates offered to residential customers.

•	Utilities would be prohibited from terminating electric service to a residential electric space heat customer due to nonpayment before September 1, 2007 or between December 1 of any year and March 1 of the following year.

•	Electric utilities would be required to use cost-effective energy efficiency and demand response resources to meet defined incremental annual program energy and demand savings goals. These goals generally call for reductions in delivered energy from the prior year for energy efficiency programs and for reductions in peak demand from the prior year for eligible customers. The goals would be subject to rate impact caps each year. Utilities would be allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the ICC. Failure to comply with the energy efficiency and demand response requirements in the Proposed Legislation would result in ComEd being subject to penalties and other charges.

•	The procurement plans developed by the Illinois Power Agency and implemented by electric utilities must include cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers by June 1, 2008, increasing to 10% by June 1, 2015, with a goal of 25% by June 1, 2025. Utilities would be allowed to pass-through any costs or savings from the procurement of these renewable resources.

In connection with the Settlement, ComEd, Generation, the Illinois Attorney General, and other Illinois utilities have entered into a release and settlement agreement releasing and dismissing with prejudice all litigation, claims and regulatory proceedings and appeals relating to or arising out of the procurement of power, including ICC and FERC proceedings relating to the procurement of power. The release and settlement agreement is contingent on the enactment of the Proposed Legislation.

In connection with the Settlement, Generation, ComEd and the Illinois Attorney General have entered into a Rate Relief Funding Agreement dated July 24, 2007, pursuant to which ComEd has contractually committed itself to the rate relief contemplated by the Settlement and Generation has contractually committed itself to reimburse ComEd for up to $435 million of costs incurred by ComEd in connection with the rate relief contemplated by the Settlement. In addition, Generation, the Illinois utilities owned by Ameren Corporation (Ameren), and the Illinois Attorney General have entered into a separate Rate Relief Funding Agreement dated July 24, 2007, pursuant to which the Ameren Utilities have contractually committed themselves to the rate relief contemplated by the Settlement and Generation has contractually committed itself to reimburse the Ameren Utilities for up to $307.5 million of costs incurred by the Ameren Utilities in connection with the rate relief contemplated by the

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlement. These funding commitments become effective only upon the enactment into law of the Proposed Legislation and will terminate if the Illinois General Assembly passes legislation prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax on any party to the Settlement.

To become law in Illinois, legislation must be passed by the House and Senate and signed by the Governor of Illinois. There is no guarantee that the Proposed Legislation will be passed by the House and Senate and signed by the Governor.

Customers’ Affordable Reliable Energy (Exelon and ComEd).  In July 2006, ComEd implemented CARE, an initiative to help customers prepare for electricity rate increases coming in 2007 after the expiration of the rate freeze in Illinois. In addition to the residential rate stabilization program discussed below, CARE includes a variety of energy efficiency, low-income and senior citizen programs to help mitigate the impacts of the rate increase on customers’ bills.

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

Illinois Procurement Case and Related Proceedings (Exelon, Generation and ComEd).  On February 25, 2005, ComEd made a filing with the ICC to seek regulatory approval of tariffs that would authorize ComEd to bill its customers for electricity costs incurred under a reverse-auction competitive bidding process (the Procurement Case). On October 17, 2005, ComEd and Exelon Generation jointly filed a request for a declaratory order at the FERC seeking approval of the reverse-auction competitive bidding process it planned to use for ComEd’s procurement of wholesale supplies of electricity. On December 16, 2005, FERC issued an order holding that the proposed competitive bidding process satisfied FERC’s criteria for a competitive process and that Generation would be eligible for market-based rate sales to ComEd under the terms of the auction. On May 1, 2006, FERC denied the Illinois Attorney General’s request for rehearing of that order, and the Attorney General filed a petition for review of the ICC’s decision in the United States Court of Appeals for the District of Columbia Circuit. That appeal will be dismissed with prejudice in connection with the Settlement when the Proposed Legislation becomes effective.

On January 24, 2006, the ICC, by a unanimous vote, approved a reverse-auction competitive bidding process for procurement of electricity by ComEd after the end of the transition period. Various parties, including the Illinois Attorney General, ComEd and consumer representatives, appealed the ICC approval, but the Attorney General’s appeal will be dismissed with prejudice in connection with the Settlement if the Proposed Legislation becomes effective. The energy price that resulted from the first auction is fixed until June 2008. On December 6, 2006, the ICC staff released its report on the auction, which generally spoke favorably of the process and the outcome. The report recommended the continued use of the reverse-auction for future electric power procurement. However, the Proposed Legislation will establish a different process for procurement of electricity by Illinois utilities.

In March 2007, the Illinois Attorney General filed a complaint before FERC alleging that the prices to all suppliers resulting from the auction are unjust and unreasonable under the Federal Power Act and that the suppliers colluded in the course of the auction. The Illinois Attorney General has agreed that this complaint will be dismissed with prejudice in connection with the Settlement if the Proposed Legislation becomes effective. Additionally, on

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 28, 2007 and March 30, 2007, class action suits were filed in Illinois state court against ComEd and Generation as well as the other suppliers in the Illinois procurement auction, claiming that the suppliers manipulated the auction and that the resulting wholesale prices are unlawfully high. Exelon, Generation and ComEd cannot predict the outcome of these proceedings, but each believes the claims to be completely false and unsupported by requisite evidence, and each intends to vigorously oppose these claims.

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

Illinois Rate Design Investigation (Exelon and ComEd).  On March 2, 2007, the ICC voted to initiate investigations into ComEd’s and the Ameren utilities’ rate designs, particularly for residential and residential space-heating customers. The investigation was prompted by hearings before the Illinois House of Representatives Committee of the Whole that took place in February 2007, where House Representatives and customers spoke of extreme and unexpected rate increases that took effect January 2007. The vast majority of noted situations related to Ameren customers. The ICC specified that the investigation would not look to the overall level of rates, which has just recently been set, but only to the allocation among the various customer groups. The ICC has a schedule that contemplates a final order by September 2007, which would allow implementation of changes, if any, prior to the next winter heating season.

Original Cost Audit (Exelon and ComEd).  In the Rate Case, the ICC ordered an “original cost” audit of ComEd’s distribution assets. The ICC order did not find that any portion of ComEd’s delivery service assets should be disallowed because it was unreasonable in amount, imprudently incurred or not used and useful. The ICC rate order does not provide for a new review of these issues but instead provides that the ICC-appointed auditors determine whether the costs of ComEd’s distribution assets were properly recorded on ComEd’s financial statements at their original costs. The result of this audit will be addressed through a separately docketed proceeding. The original cost audit report is expected to be finalized in 2007 with an ICC proceeding to follow the issuance of the report. This proceeding may extend into 2008, and ComEd is unable to predict the results of this audit but at this time does not believe it has significant financial exposure related to the audit proceedings. These proceedings are not affected by the Settlement or the Proposed Legislation.

Renewable Energy Filings (Exelon and ComEd).  On April 4, 2006, ComEd filed with the ICC a request for ICC approval to purchase and receive recovery of costs associated with the output of a portfolio of competitively procured wind resources of approximately 300 megawatts (MWs). On April 4, 2007, at the request of ComEd, the ICC terminated the proceeding.

Residential Rate Stabilization Program (Exelon and ComEd).  On December 20, 2006, the ICC approved a program, proposed by ComEd, to mitigate the impact on ComEd’s residential customers of ComEd’s transition from almost a decade of reduced and frozen rates to rates that reflect the current cost of providing service. The program includes an “opt-in” feature to give residential customers the choice to participate in the program. The

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program caps average annual residential rate increases at 10% in each of 2007, 2008 and 2009. For participating customers, costs that exceed the caps are deferred and recovered over three years from 2010 to 2012. Deferred balances will be assessed an annual carrying charge of 3.25% to partially cover ComEd’s costs of financing the program. If ComEd’s rate increases are less than the caps in 2008 and 2009, ComEd would begin to recover deferred amounts up to the caps with carrying costs. The program would terminate upon a force majeure event, upon a ComEd bankruptcy, or if ComEd’s senior secured credit ratings from two of three major credit rating agencies fall below investment grade. ComEd’s residential customers will have until August 2007 to choose to participate in the program. Reductions began to be reflected in April 2007 and are not retroactive. As of June 30, 2007, approximately 36,000 or 1% of ComEd’s residential customers have enrolled in the program and ComEd has deferred less than $1 million under this program. At this time, ComEd cannot predict the full extent of participation in the program or its financial effects.

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

Post-2006 Summary (Exelon, Generation and ComEd).  Exelon and ComEd believe that the Settlement and the Proposed Legislation significantly reduce the risk that the Illinois General Assembly might pass rate roll back and freeze legislation or take other action that could have a material adverse effect on ComEd. However, the Proposed Legislation will not become law until it is enacted by the Illinois General Assembly and signed by the Governor.

Even if the Proposed Legislation becomes law, there are no assurances that the Illinois General Assembly will not consider a generation tax. Any assessed generation tax would have a negative financial impact on Generation. Exelon and Generation believe that the potential negative impact would include an increased provision for income taxes, and likewise a reduction in net income.

Similarly, there is no guarantee that rate roll-back, rate freeze legislation or other legislation that impairs ComEd’s ability to secure fair market prices will not be considered again by the Illinois General Assembly at a future date. If the price which ComEd is ultimately allowed to bill to customers for electricity is below ComEd’s cost to procure and deliver electricity, ComEd expects that it would suffer adverse consequences, which could be material. Exelon and ComEd believe that these potential material adverse consequences could include, but may not be limited to, reduced earnings for Exelon and ComEd, further reduction of ComEd’s credit ratings, limited or lost access for ComEd to credit markets to finance operations and capital investment, and loss of ComEd’s capacity to enter into bilateral long-term energy procurement contracts, which may force ComEd to procure electricity at more volatile spot market prices, all of which could lead ComEd to seek protection through a bankruptcy filing. Moreover, to the extent ComEd is not permitted to recover its costs, ComEd’s ability to maintain and improve service may be diminished and its ability to maintain reliability may be impaired. In the near term, these prospects could have adverse effects on ComEd’s liquidity if vendors reduce credit or shorten payment terms or if ComEd’s financing alternatives become more limited and significantly less flexible.

Additionally, if ComEd’s ability to recover its costs from customers through rates is significantly affected, all or a portion of ComEd’s business could be required to cease applying SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, which covers the accounting for the effects of rate regulation and would require Exelon and ComEd to eliminate the financial statement effects of regulation for the portion of ComEd’s business that ceases to meet the criteria. This would result in the elimination of all associated regulatory assets and liabilities that ComEd had recorded on its Consolidated Balance Sheets through the recording of a one-time extraordinary

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain on its Consolidated Statements of Operations and Comprehensive Income. At June 30, 2007, the income statement gain could have been as much as $2.3 billion (before taxes) at ComEd. In that event, Exelon would record an income statement gain in an equal amount related to ComEd’s regulatory assets and liabilities in addition to a charge against other comprehensive income of up to $1.2 billion (before taxes) related to Exelon’s regulatory assets and liabilities associated with its defined benefit postretirement plans and deferred taxes. Such eliminations could have the effect of producing income. If legislation extends an earnings-sharing provision that applied during the period in which rates were generally frozen, that provision requires that earnings in excess of a threshold be shared with customers. Finally, the impacts and resolution of the above items could lead to an additional impairment of ComEd’s goodwill, which would be significant and partially offset, or exceed, the extraordinary gain discussed above. See Note 6 — Intangible Assets for further information related to ComEd’s goodwill. If ComEd were required to seek relief through a bankruptcy filing, there would be material adverse consequences to ComEd and Exelon, including, but not limited to: uncertainty in collection of receivables from ComEd by Exelon, including Exelon’s Business Services Company (BSC); significant legal and other costs associated with the bankruptcy filing; possible negative income tax consequences; and possible reduced ability to effectively administer and allocate the costs of the various Exelon-sponsored benefit plans.

Transmission Rate Case (Exelon and ComEd).  On March 1, 2007, ComEd filed a request with FERC seeking approval to update its transmission rates and change the manner in which ComEd’s transmission rates are determined from fixed rates to a formula rate. The formula rate would be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. Initial application of the formula would result in an increase of the revenues ComEd receives for transmission services, reflecting substantial investment in transmission-related plant since rates were based on costs from 2003. Between 2003 and the end of 2007, ComEd will have invested over $800 million in transmission-related plant to meet increasing demand and improve reliability. ComEd also requested incentive rate treatment for certain transmission projects. ComEd requested that the new transmission rates be effective as of May 2007. On June 5, 2007, FERC issued an order that conditionally approves ComEd’s proposal to implement a formula-based transmission rate effective as of May 1, 2007, but subject to refund, hearing procedures and conditions. The FERC order provides that further hearing and settlement procedures be conducted to determine the reasonableness of certain elements of ComEd’s formula-based rate. The issues set for hearing include ComEd proposed 11.70% base return on equity and various elements of ComEd’s rate base. The order denied ComEd’s request for incentive rate treatment on investment in two transmission projects and the inclusion of construction work in progress in ComEd’s rate base. The order directed ComEd to file a revised formula reflecting these findings within 30 days. The new rate will increase an average residential customer bill by about 1% and will result in an annual increase in the transmission revenue requirement of $116 million, although the rate increase is subject to further adjustment and refund depending on the outcome of the settlement and hearing procedures. The FERC order approved a 0.5% adder to the base return on equity for participating in a regional transmission organization. On July 5, 2007, ComEd filed a request for rehearing, asking FERC to reconsider the denial of incentive rate treatment on the two new transmission projects and the denial of construction work in progress in rate base and certain other elements of the June 5, 2007 order. Effective May 1, 2007, ComEd began billing customers based on the conditional FERC order. ComEd cannot predict how much of a transmission rate increase FERC may ultimately approve following the settlement and hearing procedures or when these proceedings will be completed. However, management believes that appropriate reserves have been established in the event that some portion of the transmission revenues are required to be refunded. The ultimate outcome of the FERC approval is uncertain, but ComEd does not believe ultimate resolution of this matter will be material to its results of operations or financial position.

Authorized Return on Rate Base (Exelon, ComEd and PECO).  Under Illinois legislation, if the two-year average of the earned return on common equity of a utility through December 31, 2006 exceeded an established

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

threshold, one-half of the excess earnings was required to be refunded to customers. The threshold rate of return on common equity was based on a two-year average of the Monthly Treasury Bond Long-Term Average Rates (20 years and above) plus 8.5% in the years 2000 through 2006. Earnings for purposes of ComEd’s threshold included ComEd’s net income calculated in accordance with GAAP and reflected the amortization of regulatory assets. Under Illinois statute, any impairment of goodwill would have had no impact on the determination of the cap on ComEd’s allowed equity return during the transition period. ComEd did not trigger the earnings sharing provision through 2006. With the end of the transition and rate freeze period, in its December 20, 2006 order the ICC authorized a return on the 2005 test year distribution rate base of 8.01% for ComEd starting in 2007. During the first quarter of 2007, ComEd filed a transmission rate case with FERC in which it requested a weighted average debt and equity return on transmission rate base of 9.87% as determined by a formula-based rate calculation as discussed above.

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

Through and Out (T&O) Rates and Seams Elimination Charge/Cost Adjustment/Assignment (SECA) (Exelon, ComEd and PECO).  In November 2004, FERC issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of T&O rates for transmission service scheduled out of, or across, their respective transmission systems and ending within territories of PJM or Midwest Independent Transmission System Operator (MISO). T&O rates were terminated pursuant to FERC orders, effective December 1, 2004. The new rates, known as SECA, were collected from load-serving entities and paid to transmission owners within PJM and MISO over a transitional period from December 1, 2004 through March 31, 2006, subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO were also required to pay SECA rates during the transitional period based on the benefits they received from the elimination of T&O rates of other transmission owners within PJM and MISO. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $49 million of SECA collections net of SECA charges, while PECO has recorded $11 million of SECA charges net of SECA collections. Management of each of ComEd and PECO believes that appropriate reserves have been established in the event that some portion of SECA collections are required to be refunded. A hearing was held in May 2006 and the administrative law judge (ALJ) issued an Initial Decision on August 10, 2006. The ALJ’s Initial Decision found that the transmission owners overstated their lost revenues in their compliance filings and the SECA rate design was flawed. Additionally, the ALJ recommended that the transmission owners should be ordered to refile their respective compliance filings related to SECA rates. ComEd and PECO have filed exceptions to the Initial Decision and FERC, on review, will determine whether or not to accept the ALJ’s recommendation. There is no scheduled date for FERC to act on this matter. Settlements have been reached with various parties. FERC has approved several of these settlements while others are still awaiting FERC approval. The ultimate outcome of the proceeding establishing SECA rates is uncertain, but ComEd and PECO do not believe ultimate resolution of this matter will be material to their results of operations or financial position.

PJM Transmission Rate Design (Exelon, ComEd and PECO).  On July 13, 2006, the ALJ in the case issued an Initial Decision that recommends that FERC implement the postage stamp rate suggested by FERC staff, effective as of April 1, 2006, but also allows for the potential to phase in rate changes. On April 19, 2007, FERC issued its order on review of the ALJ’s decision. FERC held that PJM’s current rate design for existing matter facilities is just and reasonable and should not be changed. That is consistent with Exelon’s position in the case.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FERC also held that new facilities should be allocated under a different rate design. FERC held that new facilities 500 kilovolts (kV) and above should be socialized across the entire PJM footprint and that new facilities less than 500 kV should be allocated to the beneficiaries of the new facilities. FERC stated that PJM’s stakeholders should develop a standard method for allocating new transmission facilities lower than 500 kV. FERC’s decision on existing facilities leaves the status quo as to existing costs, which is substantially more favorable to Exelon than the ALJ’s decision as to existing facilities. In the short term, based on new transmission facilities approved by PJM, it is likely that socializing costs across PJM will reduce costs to PECO and increase costs to ComEd, but ComEd and PECO cannot estimate the longer-term impact on either company’s results of operations and cash flows, because of the uncertainties relating to what new facilities will be built and how costs of new facilities less than 500 kV will be allocated is uncertain. On May 21, 2007, Exelon and other parties filed requests for rehearing of FERC’s April 19, 2007 order. There is not a required deadline for FERC to act on the requests for rehearing and FERC’s decision also may be subject to review in the United States Court of Appeals. However, ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006 should be recoverable through retail rates in the absence of rate freeze or similar legislation. With the expiration of PECO’s transmission and distribution rate caps on December 31, 2006, PECO has the right to file with the Pennsylvania Public Utility Commission (PAPUC) for a change in retail rates to reflect the impact of any change in wholesale transmission rates.

Alternative Energy Filing (Exelon and PECO).  In November 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards Act of 2004 (AEPS Act). The AEPS Act mandates that beginning in 2007, or at the end of an electric distribution company’s restructuring cost recovery period during which competitive transition charges or intangible transition charges are being recovered, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must come from certain alternative energy resources. In March 2007, PECO filed a request with the PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 megawatts (MWs) of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its restructuring period. PECO has proposed that all of the costs it incurs in connection with such procurement prior to 2011 will be deferred as a regulatory asset with a return on the unamortized balance in accordance with the AEPS Act. Those costs, and PECO’s AEPS compliance costs incurred thereafter, would be recovered through a reconcilable ratemaking mechanism as contemplated by the AEPS Act. Pursuant to the AEPS Act all deferred costs will be recovered from customers in 2011. Additionally, all AEPS related costs incurred after 2010 are recoverable from customers on a full and current basis. On July 16, 2007, the AEPS Act was modified by House Bill (HB) 1203, as it is discussed in “Pennsylvania Regulatory Matters” below. The modifications do not affect PECO’s request filed with PAPUC for the acquiring and banking of Alternative Energy Credits or the proposed deferral of related costs.

Default Service Regulations (Exelon and PECO).  On May 10, 2007, after completion of a two year rule making process, the PAPUC adopted final Default Supplier (Provider of Last Resort) regulations, an accompanying policy statement, and a price mitigation policy statement. The regulations allow for competitive procurement by distribution companies through auctions or Requests for Proposals, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC believes this combination will stimulate competition, send market-price signals and avoid price spikes following long periods of fixed, capped rates. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Default service providers

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as PECO will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO, expires December 31, 2010. The final Default Service Regulations adopted by the PAPUC will become effective once approved by Pennsylvania’s Independent Regulatory Review Commission (such approval being received on July 19, 2007), and after subsequent review by the Pennsylvania Office of Attorney General, the Pennsylvania Governor’s Budget Office and the standing committees of both houses of the Pennsylvania General Assembly. Once that review and approval process is completed, the regulations would become final once published in the Pennsylvania Bulletin.

Pennsylvania Regulatory Matters (Exelon and PECO).  In Pennsylvania and other states where transition periods have ended or rate caps have expired, there is growing pressure from state regulators and politicians to mitigate the potential impact of generation price increases on retail customers. The experiences in other states following the end of a regulatory transition period has led to a heightened state of political concern that significant generation price increases also will occur after the expiration of rate caps in Pennsylvania. While PECO’s regulatory transition period does not end until December 31, 2010, these transition periods have ended for six Pennsylvania electric distribution companies and, in some instances, generations price increases have ensued. Partly in response to the rate increases and as part of his environmental agenda, Pennsylvania Governor Edward Rendell announced an Energy Independence Strategy earlier this year that included a package of proposed legislation. Provisions of that legislation would, among other things, require default suppliers such as PECO to procure electricity for their default-service customers, after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power. The legislation also would require installation of metering technology to provide time-of-use rates to retail customers, provide for a phase-in of increased generation rates after expiration of rate caps, permit distribution companies to enter into long-term contracts with large industrial customers, and create a fee on electric consumption that the state would direct toward conservation and renewable technologies. On July 18, 2007, Governor Rendell signed into law HB 1203, amending the AEPS Act (amending the force majeure and solar provisions), and HB1530, which amends Title 66 of the Pennsylvania Utility Code, allowing electric distribution companies to negotiate special contracts for larger customers. Other elements of the Governor’s proposed energy package will be considered further at a special legislative session to be held beginning September 17, 2007.

Procurement Auctions (Exelon and Generation).  Generation’s power purchase agreement (PPA) with ComEd expired at the end of 2006. In September 2006, Generation participated in and won portions of the ComEd and Ameren procurement auctions. As a result of the expiration of the PPA and the results of the auctions, beginning in 2007, Generation is selling more power through bilateral agreements. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit-worthiness of the new and existing counterparties, including ComEd and Ameren. Additionally, due to the risk of rate freeze legislation in Illinois affecting both ComEd and Ameren, Generation may be subject to a higher risk of default. If ComEd and Ameren experience adverse financial consequences as a result of any rate freeze or other harmful legislation, there could be material adverse consequences to Exelon and Generation, including, but not limited to: uncertainty in collection of Generation’s receivables from ComEd and Ameren for the electricity previously provided under the supplier forward contracts; uncertainty in the enforcement of Generation’s rights under its supplier forward contracts with ComEd and Ameren and possible negative income tax consequences. A default by ComEd or Ameren on contracts for the purchase of electricity could alter the wholesale power markets and result in Generation selling more power in spot markets.

Market-Based Rates (Exelon and Generation).  Generation sells energy pursuant to market-based rate authority that was granted by FERC. On May 19, 2006, FERC issued a Notice of Proposed Rule Making (NOPR) on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The NOPR proposes a set of regulations that would modify the tests that Exelon and other market participants must satisfy to be entitled to market-based rates. On June 21, 2007, FERC issued a Final Rule. Exelon and Generation are currently evaluating impact of the Final Rule.

On December 15, 2006, Generation made a Change in Status (CIS) filing with FERC. The triggering event was the end of the full-requirements PPA between Generation and ComEd and the resulting increase in Generation’s uncommitted capacity. A CIS filing is required when there is a material change in status relied upon by FERC when granting market-based rates authority. Generation’s filing, supported by an updated market-power analysis, demonstrated that Generation continues to be entitled to market-based rates. The time period for interventions expired on January 5, 2007, no party intervened, and on February 9, 2007, FERC accepted Generation’s CIS filing.

Reliability Pricing Model (RPM) (Exelon and Generation).  On August 31, 2005, PJM filed its RPM with FERC to replace its current capacity market rules. The RPM proposal provided for a forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but FERC also established further procedures to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. A final settlement was filed with FERC on September 29, 2006 and FERC issued its order approving the settlement, subject to conditions, on December 22, 2006. On June 25, 2007, FERC issued an order denying rehearing on all substantive matters relating to the settlement. FERC’s adoption of the settlement proposal of September 2006 has had a favorable impact for owners of generation facilities, and particularly for such facilities located in constrained zones.

FERC has also denied requests for rehearing of its April 20, 2006 order described above. The time for filing a petition for review of FERC’s April 2006 order expired on February 20, 2007 without any petition for review having been filed. FERC’s December 22, 2006 order approving the settlement, subject to conditions, is subject to requests for rehearing and judicial review. Notwithstanding, PJM has implemented RPM in 2007 as FERC’s orders were not stayed, and therefore remained in effect, pending appellate review, as applicable. The first auction took place in April 2007 and resulted in Generation auctioning capacity at prices ranging from $40.80/MW to $197.67/MW per day for the regions in which Generation has capacity for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in Generation auctioning capacity at prices ranging from $111.92/MW to $148.80/MW per day for the regions in which Generation has capacity for the period from June 1, 2008 through May 31, 2009. Subsequent auctions will be conducted in October 2007 and January 2008 to auction capacity for periods through May 2011.

Marginal-Loss Pricing (Exelon and Generation).  On June 1, 2007, PJM implemented marginal-loss dispatch and settlement for its competitive wholesale electric market. Marginal-loss dispatch recognizes the varying delivery costs of transmitting electricity from individual generator locations to the places where customers consume the energy. Prior to the implementation of marginal-loss dispatch, PJM had used average losses in dispatch and in the calculation of locational marginal prices. Locational marginal prices in PJM now include the real-time impact of transmission losses from individual sources to loads. PJM believes that the marginal-loss approach is more efficient because the cost of energy that is lost in transmission lines is reduced compared with the former average loss method. Exelon and Generation continue to evaluate the impact that marginal-loss pricing in PJM will have on the results of operations. As a whole, Exelon and Generation expect to experience an increase in the cost of delivering energy from the generating plant locations to customer load zones due to the implementation of marginal-loss pricing.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets (Exelon and ComEd)

Goodwill (Exelon and ComEd).  As of June 30, 2007 and December 31, 2006, Exelon and ComEd had goodwill of approximately $2.6 billion and $2.7 billion, respectively. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a significant negative regulatory outcome. Exelon and ComEd perform their annual goodwill impairment assessment in the fourth quarter of each year.

ComEd and Exelon reviewed the regulatory and economic impacts of the Settlement discussed in Note 5 — Regulatory Issues related to goodwill. This assessment determined that the Settlement was not a trigger (as defined in SFAS No. 142) to review goodwill on an interim basis as it is not “more likely than not” that goodwill is impaired.

The changes in the carrying amount of goodwill for the period from December 31, 2006 to June 30, 2007 were as follows:

Balance as of December 31, 2006	$2,694
Uncertain tax positions(a)	(53)

Balance as of June 30, 2007	$2,641

(a)	For uncertain tax positions of ComEd that existed at October 20, 2000, the date of the merger in which Exelon became the parent corporation of PECO and ComEd (PECO / Unicom merger), the impact of adopting FIN 48 is recorded to goodwill in accordance with Emerging Issues Task Force (EITF) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (EITF 93-7). See Notes 3 and 10 for further information regarding the adoption of FIN 48.

7. Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

Short-Term Borrowings

Exelon, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd meets its short-term liquidity requirements primarily through borrowings under its credit facility. Exelon, Generation, ComEd and PECO had the following amounts of commercial paper outstanding at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
Borrower	2007	2006

Exelon Corporate	$17	$150
Generation	39	—
ComEd	—	60
PECO	122	95

As of June 30, 2007, Exelon, Generation and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion and $600 million, respectively, and ComEd has access to a secured revolving credit facility with aggregate bank commitments of $1 billion. At June 30, 2007 and December 31, 2006, ComEd had $475 million and $0, respectively, of outstanding borrowings under its credit agreement. At June 30, 2007 and December 31, 2006, Exelon, Generation and PECO did not have outstanding borrowings under their credit agreements. See Note 11 of Exelon’s 2006 Annual Report on Form 10-K for further information regarding these credit facilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Carrying Amounts and Fair Values of Long-Term Debt

Fair values of long-term debt are determined by a valuation model and are based on a conventional discounted cash flow methodology utilizing assumptions of current market pricing curves.

Exelon

The carrying amounts and fair values of Exelon’s long-term debt as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including amounts due within one year)	$9,412	$9,178	$9,144	$9,122
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust (PETT) (including amounts due within one year)	2,494	2,557	3,051	3,149
Long-term debt to other financing trusts	545	474	545	517

Generation

The carrying amounts and fair values of Generation’s long-term debt as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including amounts due within one year)	$1,790	$1,798	$1,790	$1,821

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including amounts due within one year)	$3,722	$3,644	$3,579	$3,592
Long-term debt to ComEd Transitional Funding Trust (including amounts due within one year)	443	445	648	652
Long-term debt to other financing trusts	361	306	361	338

ComEd intends to refinance maturing long-term debt and to repay a portion of its credit facility borrowings with long-term debt. As of June 30, 2007, ComEd has the capacity to issue up to approximately $460 million of additional first mortgage bonds subject to certain restrictions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO

The carrying amounts and fair values of PECO’s long-term debt as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including amounts due within one year)	$1,650	$1,611	$1,469	$1,464
Long-term debt to PETT (including amounts due within one year)	2,050	2,112	2,404	2,496
Long-term debt to other financing trusts	184	168	184	179

Issuance of Long-Term Debt

During the six months ended June 30, 2007, the following long-term debt was issued:

		Interest
Company	Type	Rate	Maturity	Amount(a)

ComEd	First Mortgage Bonds	5.90%	March 15, 2036	$300
PECO	First and Refunding Mortgage Bonds	5.70%	March 15, 2037	175
Other				7

(a)	Excludes unamortized bond discounts.

Retirement of Long-Term Debt

During the six months ended June 30, 2007, the following long-term debt was retired:

		Interest
Company	Type	Rate	Maturity	Amount

Exelon	Notes payable for investments in synthetic fuel-producing facilities	6.00-8.00%	Various	$52
ComEd	Notes payable	7.625%	January 15, 2007	145
ComEd	ComEd Transitional Funding Trust	5.63%	June 25, 2007	138	(a)(b)
ComEd	ComEd Transitional Funding Trust	5.74%	December 25, 2008	67
ComEd	Sinking fund debenture	4.75%	December 1, 2011	1
PECO	PETT	6.13%	September 1, 2008	354

(a)	Amount includes $17 million previously reflected in prepaid interest. This amount did not have an impact on ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.

(b)	ComEd applied $8 million of previously prepaid balances against the long-term debt to ComEd Transitional Funding Trust.

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

Fair-Value Hedges.  The Registrants may utilize fixed-to-floating interest-rate swaps from time to time as a means to achieve their targeted level of variable-rate debt as a percent of total debt. At June 30, 2007 and December 31, 2006, Exelon had $100 million and $50 million, respectively, of notional amounts of fair-value hedges outstanding. Fixed-to-floating interest-rate swaps are designated as fair-value hedges, as defined in SFAS No. 133, and, as such, changes in the fair value of the swaps are recorded in earnings; however, as long as the hedge remains effective and the underlying liability remains outstanding, changes in the fair value of the swaps are offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. During the three and six months ended June 30, 2007 and 2006, no amounts relating to fair-value hedges were recorded in earnings as a result of ineffectiveness.

Cash-Flow Hedges.  The Registrants utilize interest rate derivatives from time to time to lock in interest-rate levels in anticipation of future financings. Forward-starting interest-rate swaps are designated as cash-flow hedges, as defined in SFAS No. 133, and, as such, changes in the fair value of the swaps are recorded in other comprehensive income (OCI). Any change in the fair value of the hedge as a result of ineffectiveness is recorded immediately in earnings. At June 30, 2007 and 2006, the Registrants did not have any notional amounts of interest-rate related cash-flow hedges outstanding. During the three and six months ended June 30, 2007 and 2006, the Registrants did not reclassify any amounts from accumulated OCI into earnings as a result of ineffectiveness.

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

The Registrants’ energy contracts are accounted for under SFAS No. 133. Economic hedges may qualify for the normal purchases and normal sales exception to SFAS No. 133 and are accounted for under the accrual method of accounting. Those that do not meet the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs or are designated as fair-value hedges, in which case those changes are recognized in current earnings offset by changes in the fair value of the hedged item in current earnings. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 (or are not designated as such) and proprietary trading contracts, in the case of Generation, are recognized in current earnings. Generation also has contracted for access to additional generation and sales to load-serving entities that are accounted for under the accrual method of accounting discussed in Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K.

ComEd has derivatives to manage its market price exposures to certain wholesale contracts that extend through 2008. The contracts that ComEd has entered into as part of the initial ComEd auction (See Note 5 — Regulatory

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issues) are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes.

Some of PECO’s gas supply agreements are derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. PECO does not enter into derivatives for speculative or trading purposes.

At June 30, 2007, Exelon, Generation and ComEd had net assets (liabilities) of $25 million, $33 million and $(5) million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives. The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of June 30, 2007:

	June 30, 2007
									Exelon
	Generation				ComEd				Energy-
	Cash-Flow	Other	Proprietary		Cash-Flow	Other			Related
Derivatives	Hedges	Derivatives	Trading	Subtotal	Hedge	Derivatives	Subtotal	Other(a)	Derivatives(b)

Current assets	$231	$415	$103	$749	$—	$—	$—	$16	$765
Noncurrent assets	75	105	30	210	—	—	—	—	210

Total mark-to-market energy contract assets	$306	$520	$133	$959	$—	$—	$—	$16	$975

Current liabilities	$(106)	$(444)	$(78)	$(628)	$—	$(5)	$(5)	$(16)	$(649)
Noncurrent liabilities	(147)	(135)	(16)	(298)	—	—	—	(3)	(301)

Total mark-to-market energy contract liabilities	$(253)	$(579)	$(94)	$(926)	$—	$(5)	$(5)	$(19)	$(950)

Total mark-to-market energy contract net assets (liabilities)	$53	$(59)	$39	$33	$—	$(5)	$(5)	$(3)	$25

(a)	Other includes corporate operations, shared service entities, including Exelon Business Services Company (BSC), Enterprises and investments in synthetic fuel-producing facilities.

(b)	Excludes Exelon’s interest-rate swaps.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, Exelon, Generation and ComEd had net assets (liabilities) of $496 million, $499 million and $(11) million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives. The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2006:

	December 31, 2006
									Exelon
	Generation				ComEd				Energy-
	Cash-Flow	Other	Proprietary		Cash-Flow	Other			Related
Derivatives	Hedges	Derivatives	Trading	Subtotal	Hedge	Derivatives	Subtotal	Other(a)	Derivatives(b)

Current assets	$460	$751	$197	$1,408	$—	$—	$—	$10	$1,418
Noncurrent assets	104	52	15	171	—	—	—	—	171

Total mark-to-market energy contract assets	$564	$803	$212	$1,579	$—	$—	$—	$10	$1,589

Current liabilities	$(119)	$(697)	$(187)	$(1,003)	$(6)	$(5)	$(11)	$(1)	$(1,015)
Noncurrent liabilities	(30)	(33)	(14)	(77)	—	—	—	(1)	(78)

Total mark-to-market energy contract liabilities	$(149)	$(730)	$(201)	$(1,080)	$(6)	$(5)	$(11)	$(2)	$(1,093)

Total mark-to-market energy contract net assets (liabilities)	$415	$73	$11	$499	$(6)	$(5)	$(11)	$8	$496

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

(b)	Excludes Exelon’s interest-rate swaps.

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

Cash-Flow Hedges (Generation and ComEd).  The tables below provide details of effective cash-flow hedges under SFAS No. 133 included on Exelon’s, Generation’s and ComEd’s Consolidated Balance Sheets as of June 30, 2007. The data in the table is indicative of the magnitude of SFAS No. 133 hedges Generation and ComEd have in place; however, since under SFAS No. 133 not all derivatives are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s and ComEd’s derivatives. The tables also include the activity of accumulated OCI related to cash-flow hedges for the three and six months ended June 30, 2007 and 2006, providing information about the changes in the fair value of hedges and the reclassification from accumulated OCI into earnings.

	Total Cash-Flow Hedge
	OCI Activity, Net of
	Income Tax
Three Months Ended June 30, 2007	Generation	ComEd	Exelon

Accumulated OCI derivative loss at March 31, 2007	$(174)	$(1)	$(175)
Changes in fair value	211	—	211
Reclassifications from accumulated OCI to net income	(4)	1	(3)

Accumulated OCI derivative gain at June 30, 2007	$33	$—	$33

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total Cash-Flow Hedge
	OCI Activity, Net of
	Income Tax
Six Months Ended June 30, 2007	Generation	ComEd	Exelon

Accumulated OCI derivative gain (loss) at December 31, 2006	$250	$(4)	$246
Changes in fair value	(200)	—	(200)
Reclassifications from accumulated OCI to net income	(17)	4	(13)

Accumulated OCI derivative gain at June 30, 2007	$33	$—	$33

Total Cash-Flow Hedge
OCI Activity, Net of
Income Tax
Three Months Ended June 30, 2006	Exelon and Generation

Accumulated OCI derivative loss at March 31, 2006	$(223)
Changes in fair value	117
Reclassifications from accumulated OCI to net income	22

Accumulated OCI derivative loss at June 30, 2006	$(84)

Total Cash-Flow Hedge
OCI Activity, Net of
Income Tax
Six Months Ended June 30, 2006	Exelon and Generation

Accumulated OCI derivative loss at December 31, 2005	$(314)
Changes in fair value	163
Reclassifications from accumulated OCI to net income	67

Accumulated OCI derivative loss at June 30, 2006	$(84)

At June 30, 2007, Generation had net unrealized pre-tax gains on cash-flow hedges of $55 million in accumulated OCI. Based on market prices at June 30, 2007, approximately $125 million of these deferred net pre-tax unrealized gains on derivative instruments in accumulated OCI are expected to be reclassified to earnings during the next twelve months by Generation. However, the actual amount reclassified to earnings could vary due to future changes in market prices. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to earnings when the forecasted purchase or sale of the energy commodity occurs. Generation expects that the majority of its cash-flow hedges will settle within the next two years.

Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was an $8 million and $29 million pre-tax gain for the three and six months ended June 30, 2007, respectively, and a $36 million and $112 million pre-tax loss for the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2007 and 2006, amounts reclassified from accumulated OCI into earnings as a result of ineffectiveness were not material to the financial statements.

Other Derivatives (Exelon, Generation and ComEd).  Exelon, Generation and ComEd enter into certain contracts that are derivatives, but do not qualify for hedge accounting under SFAS No. 133 or are not designated as cash-flow hedges. These contracts are also entered into to economically hedge and limit the market price risk associated with energy commodity prices. Changes in the fair value of these derivative contracts are recognized in current earnings. For the three and six months ended June 30, 2007 and 2006, Exelon, Generation and ComEd

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized the following net unrealized mark-to-market gains (losses), realized mark-to-market gains (losses) and total mark-to-market gains (losses) (before income taxes) relating to economic hedge mark-to-market activity of certain purchase power and sale contracts pursuant to SFAS No. 133. Generation’s, ComEd’s and Exelon’s other economic hedge mark-to-market activity on purchase power and sale contracts are reported in fuel and purchased power, revenue and operating and maintenance expense, respectively.

	Three Months Ended June 30, 2007
	Generation	ComEd(a)	Other(b)	Exelon

Unrealized mark-to-market losses	$(5)	$(3)	$(10)	$(18)
Realized mark-to-market gains (losses)	(12)	1	—	(11)

Total net mark-to-market losses	$(17)	$(2)	$(10)	$(29)

(a)	See “Energy-Related Derivatives” above.

(b)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

	Six Months Ended June 30, 2007
	Generation	ComEd(a)	Other(b)	Exelon

Unrealized mark-to-market losses	$(81)	$(2)	$(11)	$(94)
Realized mark-to-market gains (losses)	(54)	2	—	(52)

Total net mark-to-market losses	$(135)	$—	$(11)	$(146)

(a)	See “Energy-Related Derivatives” above.

(b)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

	Three Months Ended June 30, 2006
	Generation	ComEd(a)	Other(b)	Exelon

Unrealized mark-to-market gains	$30	$2	$28	$60
Realized mark-to-market gains	28	1	—	29

Total net mark-to-market gains	$58	$3	$28	$89

(a)	See “Energy-Related Derivatives” above.

(b)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

	Six Months Ended June 30, 2006
	Generation	ComEd(a)	Other(b)	Exelon

Unrealized mark-to-market gains (losses)	$(26)	$(9)	$41	$6
Realized mark-to-market gains	63	1	—	64

Total net mark-to-market gains (losses)	$37	$(8)	$41	$70

(a)	See “Energy-Related Derivatives” above.

(b)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proprietary Trading Activities (Generation).  Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Oversight Committee. These contracts are recognized on the Consolidated Balance Sheets at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. The proprietary trading activities, which included volumes of 4,775 GWhs and 9,876 GWhs for the three and six months ended June 30, 2007, respectively, and 7,769 GWhs and 14,754 GWhs for the three and six months ended June 30, 2006, respectively, are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. For the three and six months ended June 30, 2007 and 2006, Exelon and Generation recognized the following net unrealized mark-to-market gains, realized mark-to-market losses and total net mark-to-market gains (before income taxes) relating to mark-to-market activity on derivative instruments entered into for trading purposes. Gains and losses associated with proprietary trading are reported as revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Unrealized mark-to-market gains	$32	$2	$32	$4
Realized mark-to-market losses	(2)	(2)	(4)	(4)

Total net mark-to-market gains	$30	$—	$28	$—

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

Under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, beginning in 2007, collateral postings have been one-sided from Generation only. That is, when market prices have fallen below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren have not been required to post collateral; however, when market prices have risen above contracted price levels with ComEd or Ameren, Generation has been required to post collateral.

The notional amount of derivatives does not represent amounts that are exchanged by the parties and, thus, is not a measure of the Registrant’s exposure. The amounts exchanged are calculated on the basis of the notional or

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates. Exelon’s and Generation’s credit exposure, net of collateral, as of June 30, 2007 and December 31, 2006 were $870 million and $791 million, respectively.

As of June 30, 2007, Generation had $257 million of collateral deposit payments being held by counterparties and Generation was holding $6 million of collateral deposits received from counterparties.

9.	Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and Exelon Corporate employees, except for those employees of Generation’s wholly owned subsidiary, AmerGen, who participate in the separate AmerGen-sponsored defined benefit pension plan and postretirement benefit plan.

In 2006, President Bush signed into law the Pension Protection Act of 2006 (the Act), which will affect the manner in which many companies, including Exelon and Generation, administer their pension plans. This legislation will be effective as of January 1, 2008 and may require companies to, among other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. The Registrants are currently unable to determine whether the Act or possible further regulation will have a material impact on their liquidity and capital resources. The Registrants are currently assessing the potential impact of the Act.

Defined Benefit Pension and Other Postretirement Benefits — Consolidated Plans (Exelon, Generation, ComEd and PECO)

In the second quarter of 2007, Exelon received the final valuations of its pension and other postretirement benefit obligations to reflect actual census data as of December 31, 2006. This valuation resulted in an increase to the pension obligations of $17 million and a decrease to other postretirement obligations of $75 million. Additionally, OCI increased by approximately $19 million. The impact to the Consolidated Statement of Operations and Comprehensive Income is not material.

The following tables present the components of Exelon’s net periodic benefit costs for the three and six months ended June 30, 2007 and 2006. The 2007 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. The 2007 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.87%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

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

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
	Pension		Postretirement
	Benefits		Benefits
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$40	$38	$28	$25
Interest cost	151	139	47	44
Expected return on assets	(204)	(204)	(30)	(27)
Amortization of:
Transition obligation	—	—	3	3
Prior service cost (benefit)	4	4	(14)	(23)
Actuarial loss	37	34	15	21

Net periodic benefit cost	$28	$11	$49	$43

			Other
	Pension		Postretirement
	Benefits		Benefits
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$81	$79	$53	$50
Interest cost	302	281	96	91
Expected return on assets	(408)	(408)	(58)	(53)
Amortization of:
Transition obligation	—	—	5	5
Prior service cost (benefit)	8	8	(28)	(46)
Actuarial loss	74	74	32	44

Net periodic benefit cost	$57	$34	$100	$91

The following approximate amounts were included in capital and operating and maintenance expense during the three and six months ended June 30, 2007 and 2006, respectively, for Generation’s, ComEd’s, PECO’s and Exelon Corporate’s allocated portion of the Exelon-sponsored and AmerGen-sponsored pension and postretirement benefit plans:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Pension and Postretirement Benefit Costs	2007	2006	2007	2006

Generation	$35	$26	$71	$57
ComEd	27	19	51	38
PECO	6	5	16	15
Exelon Corporate(a)	9	4	19	15

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

Pension and Other Postretirement Benefits — AmerGen Plans (Generation)

The following tables present the components of net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 for the AmerGen-sponsored plans. The 2007 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets. AmerGen uses fair value for purposes of determining the MRV of the pension and other postretirement benefit plan assets.

			Other
	Pension		Postretirement
	Benefits		Benefits
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$3	$3	$2	$2
Interest cost	2	1	2	2
Expected return on assets	(2)	(1)	—	—
Amortization of prior service cost	—	—	(1)	(1)

Net periodic benefit cost	$3	$3	$3	$3

			Other
	Pension		Postretirement
	Benefits		Benefits
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$6	$6	$4	$4
Interest cost	4	3	3	3
Expected return on assets	(4)	(3)	—	—
Amortization of prior service cost	—	—	(1)	(1)

Net periodic benefit cost	$6	$6	$6	$6

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Savings Plan (Exelon, Generation, ComEd and PECO)

Exelon, Generation, ComEd and PECO participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon, Generation, ComEd and PECO match a percentage of the employee contribution up to certain limits. The following table presents, by Registrant, the matching contribution to the savings plans during the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Savings Plan Matching Contributions	2007	2006	2007	2006

Exelon	$16	$15	$32	$30
Generation	7	8	15	16
ComEd	5	4	9	8
PECO	2	1	3	3

10.	Income Taxes (Exelon, Generation, ComEd and PECO)

The Registrants’ effective income tax rate from continuing operations for the three and six months ended June 30, 2007 and 2006 varied from the U.S. Federal statutory rate principally due to the following:

	Three Months Ended June 30, 2007
	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.9	4.3	4.7	(0.2)
Qualified nuclear decommissioning trust fund income	0.8	0.9	—	—
Plant basis differences	—	—	—	0.1
Synthetic fuel-producing facilities credit(a)	(6.5)	—	—	—
Domestic production activities deduction	(1.5)	(1.9)	—	—
Tax exempt income	(0.4)	(0.4)	—	—
Amortization of investment tax credit	(0.3)	(0.2)	(1.6)	(0.4)
Nontaxable postretirement benefits	(0.3)	(0.2)	(1.6)	(0.5)
Allowance for funds used during construction (AFUDC), equity	—	—	(0.5)	—
Lobbying activities	—	—	2.2	—
Investment tax credit charge	0.3	—	—	2.3
Other	(0.1)	0.1	0.1	0.1

Effective income tax rate	30.9%	37.6%	38.3%	36.4%

(a)	See Notes 2 and 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.7	4.8	4.7	(0.6)
Qualified nuclear decommissioning trust fund income	0.5	0.7	—	—
Plant basis differences	—	—	—	0.3
Synthetic fuel-producing facilities credit(a)	(5.6)	—	—	—
Domestic production activities deduction	(1.5)	(1.7)	—	—
Tax exempt income	(0.3)	(0.4)	—	—
Amortization of investment tax credit	(0.3)	(0.1)	(1.6)	(0.3)
Nontaxable postretirement benefits	(0.3)	(0.2)	(1.6)	(0.3)
AFUDC, equity	—	—	(0.4)	—
Lobbying activities	0.1	—	2.0	—
Investment tax credit charge	0.2	—	—	1.0
Other	(0.6)	(0.5)	0.8	—

Effective income tax rate	31.9%	37.6%	38.9%	35.1%

(a)	See Notes 2 and 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

	Three Months Ended June 30, 2006
	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.7	4.4	4.9	(2.1)
Qualified nuclear decommissioning trust fund income	0.3	0.4	—	—
Amortization of regulatory asset	—	—	0.7	—
Plant basis differences	0.1	—	—	0.8
Domestic production activities deduction	(0.5)	(0.6)	—	—
Tax exempt income	(0.3)	(0.4)	—	—
Amortization of investment tax credit	(0.3)	(0.1)	(0.3)	(0.4)
Nontaxable postretirement benefits	(0.3)	(0.2)	(0.3)	(0.3)
Other	(1.5)	(1.3)	0.4	(0.4)

Effective income tax rate	36.2%	37.2%	40.4%	32.6%

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
	Exelon	Generation	ComEd	PECO

U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.6	4.4	4.8	(1.3)
Qualified nuclear decommissioning trust fund income	0.4	0.5	—	—
Amortization of regulatory asset	—	—	0.7	—
Plant basis differences	0.1	—	—	0.4
Synthetic fuel-producing facilities credit(a)	(1.6)	—	—	—
Domestic production activities deduction	(0.6)	(0.8)	—	—
Tax exempt income	(0.4)	(0.5)	—	—
Amortization of investment tax credit	(0.4)	(0.2)	(0.5)	(0.4)
Nontaxable postretirement benefits	(0.3)	(0.2)	(0.4)	(0.3)
Lobbying activities	—	—	0.2	—
Other	(0.7)	(1.0)	0.7	(0.1)

Effective income tax rate	35.1%	37.2%	40.5%	33.3%

(a)	See Notes 2 and 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information regarding investments in synthetic fuel-producing facilities.

Accounting for Uncertainty in Income Taxes (Exelon, Generation, ComEd and PECO)

The Registrants adopted the provisions of FIN 48 on January 1, 2007. The following table shows the effect of adopting FIN 48 on the Registrants’ Consolidated Balance Sheets as of January 1, 2007.

Increase (decrease)	Exelon	Generation	ComEd	PECO

Accounts receivable, net — Other	$83	$—	$72	$12
Goodwill	(53)	—	(53)	—
Other deferred debits and other assets	381	22	137	208
Accrued expenses	(197)	5	(186)	—
Deferred income taxes and unamortized investment tax credits	(83)	30	(299)	186
Other deferred credits and other liabilities	705	31	642	11
Retained earnings	(14)	(44)	(1)	23

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

Generation and PECO have reflected in their Consolidated Balance Sheets as of January 1, 2007 a net interest receivable of $1 million and $21 million, respectively, related to their uncertain income tax positions. Exelon and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd have reflected in their Consolidated Balance Sheets as of January 1, 2007 a net interest liability of $130 million and $167 million, respectively, related to their uncertain income tax positions. The Registrants have not accrued any penalties with respect to unrecognized income tax benefits. The Registrants recognize accrued interest related to unrecognized tax benefits in interest expense or interest income in operating and maintenance expense on their Consolidated Statements of Operations. Exelon has reflected in its Consolidated Statement of Operations net interest expense of $6 million and $10 million related to its uncertain income tax positions for the three and six months ended June 30, 2007, respectively. ComEd has reflected in its Consolidated Statement of Operations net interest expense of $8 million and $17 million related to its uncertain income tax positions for the three and six months ended June 30, 2007, respectively. PECO has reflected in its Consolidated Income Statement net interest income of $2 million and $5 million related to its uncertain income tax positions for the three and six months ended June 30, 2007, respectively.

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

It is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months as a result of settling several uncertain tax positions. ComEd is in the process of negotiating with IRS Appeals a settlement related to research and development refund claims filed by ComEd for taxable years 1989 through 1998. At this point, an estimate of a change, if any, to the unrecognized tax benefit amount cannot be made. A majority of the refund claim relates to ComEd’s formerly owned generation property. Pursuant to the asset transfer agreement between ComEd and Generation, any current tax benefit related to this unrecognized tax benefit as well as a portion of the related interest income would be recorded to ComEd’s goodwill as it relates to taxable periods prior to the PECO / Unicom merger as required under EITF 93-7. Generation would record the offsetting future deferred tax effects, which would impact future period earnings. ComEd and PECO also have several other issues at IRS Appeals for taxable years 1996 through 1998 that, if settled, would not significantly increase or decrease the total amount of unrecognized tax benefits.

Exelon filed refund claims for investment tax credits with respect to its utility property with the Illinois Department of Revenue. Although those claims were denied by the Illinois Department of Revenue, Exelon has filed a suit for a refund. The case is now before the Illinois Appellate Court and a decision is likely to occur within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefit will decrease by as much as $71 million, $16 million and $55 million for Exelon, Generation and ComEd, respectively.

As part of the Federal examination of taxable years 1999 through 2001, the IRS has issued proposed adjustments related to ComEd’s deferral of gain on the 1999 sale of its fossil plants. See “1999 Sale of Fossil Generating Assets” below for details. ComEd’s management is in the process of evaluating its options with respect to the proposed tax deficiency. Those options include either protesting the disallowance to the IRS Appeals Division or possible litigation. If ComEd’s management decides to litigate the matter, ComEd may be required to pay the tax and related interest due on the deficiency and file for refund. Upon payment of the tax and related interest, ComEd

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would reassess its tax position with respect to the gain deferral of the fossil plant sale. As a result of this reassessment, the unrecognized tax benefits may decrease by as much as $428 million.

The IRS proposed an adjustment requiring the capitalization of certain merger costs previously deducted, associated with the PECO / Unicom merger. In the second quarter of 2007, management agreed to accept the IRS’ adjustment to capitalize the merger costs. Exelon and PECO reduced the amount of unrecognized tax benefits by approximately $16 million and $10 million, respectively.

Generation and ComEd filed refund claims related to taxable years 1999 through 2004 for research and development expenditures. The IRS is in the early stages of the audit of those claims. At this point, an estimate of a change, if any, to the unrecognized tax benefit amount cannot be made.

In 2001, ComEd and PECO filed a request with the IRS to change their tax method of accounting for certain capitalized overhead costs. The requested tax method of accounting, the Simplified Service Cost Method (SSCM), is expressly permitted under IRS regulations. The effect of the tax method change results in the immediate expensing of certain overhead costs that were previously capitalized to self-constructed property. During the first quarter of 2007, the IRS granted the tax method change. In April 2007, ComEd and PECO signed consent agreements, thus making the tax method change effective as of that date. The consent agreement has terms and conditions that subject the change to certain published guidance as well as future guidelines and directives to be issued by the IRS. As a result of the uncertainty of forthcoming IRS settlement guidelines, ComEd and PECO are currently unable to estimate the tax benefit associated with the SSCM. ComEd and PECO have entered into an agreement with a tax consultant related to the filing of this tax method change request. The fee for this agreement is contingent upon receiving consent from the IRS and is based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash impacts to ComEd and PECO related to this agreement will either be positive or neutral depending upon the outcome of the refund claim with the IRS. A portion of the tax refund, if any, will likely relate to ComEd and PECO’s formerly owned generation property and thus the current tax benefits will be recorded by ComEd and PECO with partially offsetting deferred tax effects at Generation. These potential tax benefits and associated fees would be recorded in accordance with FIN 48 and SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), respectively, and could be material to the financial position, results of operations and cash flows of Generation, ComEd and PECO.

Certain of ComEd and PECO’s tax positions evaluated under FIN 48 are dependent on ComEd and PECO having sufficient tax basis in their fixed assets. Should ComEd and PECO obtain any future benefit associated with the SSCM accounting method change, it will require a reduction to the tax basis of assets. As a result, the SSCM could have an effect on the unrecognized tax benefits associated with other tax positions that are dependent on tax basis.

1999 Sale of Fossil Generating Assets (Exelon, Generation and ComEd)

Exelon, through its ComEd subsidiary, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. As of June 30, 2007 and December 31, 2006, deferred tax liabilities related to the fossil plant sale are reflected in Exelon’s Consolidated Balance Sheets with the majority allocated to ComEd and the remainder to Generation. The Federal tax returns and related tax return disclosures covering the period of the 1999 sale are currently under IRS audit. Exelon’s ability to continue to defer all or a portion of this liability depends on whether its treatment of the sales proceeds, as having been received in connection with an involuntary conversion is proper pursuant to applicable law. In November 2006, ComEd received from the IRS a notice of proposed adjustment disallowing the deferral of gain associated with its position that proceeds from the fossil plant sales resulted from an “involuntary conversion.”

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon’s and ComEd’s ability to continue to defer the remainder of the tax liability on the fossil plant sale may depend in part on whether its tax characterization of a sale leaseback transaction Exelon entered into in connection with the fossil plant sale is proper pursuant to applicable law. In February 2007, Exelon received from the IRS a notice of proposed adjustment disallowing the deferral of gain associated with its sale-leaseback transaction. The IRS has indicated its position that the Exelon sale leaseback transaction is substantially similar to a leasing transaction, a sale-in, lease-out (SILO), the IRS is treating as a “listed transaction” pursuant to guidance it issued in 2005. A listed transaction is one, which the IRS considers to be a potentially abusive tax shelter. Exelon disagrees with the IRS’s characterization of its sale-leaseback as a SILO and believes its position is justified and will continue to aggressively defend that position upon audit and any subsequent appeals or litigation.

In final form, both the disallowance for the involuntary conversion and the like kind exchange transactions will be in the IRS’ audit report expected to be issued in the third quarter of 2007. Upon receipt of the final IRS report, Exelon will have the opportunity to either appeal the disallowance to IRS Appeals, the next administrative level of the IRS, or litigate the matter. If Exelon’s and ComEd’s management decide to litigate the matter, it may be required to pay the tax and related interest due on the deficiency and file for refund.

A successful IRS challenge to ComEd’s positions would accelerate future income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of June 30, 2007, Exelon’s and ComEd’s potential cash outflow, including tax and interest (after tax), could be as much as $983 million. If the deferral were successfully challenged by the IRS, it could negatively impact Exelon’s and ComEd’s results of operations by as much as $153 million (after tax) related to interest expense. Exelon’s and ComEd’s management believe an appropriate reserve for interest has been recorded in accordance with FIN 48; however, the ultimate outcome of such matters could result in unfavorable or favorable impacts to the results of operations, and such adjustments could be material. Final resolution of this matter is not anticipated for several years.

Investments in Synthetic Fuel-Producing Facilities (Exelon)

Exelon, through three separate wholly owned subsidiaries, owns interests in two limited liability companies and one limited partnership (collectively, the Sellers) that own synthetic fuel-producing facilities. Section 45K (formerly Section 29) of the Internal Revenue Code provides tax credits for the sale of synthetic fuel produced from coal. However, Section 45K contains a provision under which the tax credits are phased out (i.e., eliminated) in the event crude oil prices for a year exceed certain thresholds. Exelon is required to pay for tax credits based on the production of the facilities regardless of whether or not a phase-out of the tax credits is anticipated. However, Exelon has the legal right to recover a portion of the payments made to the Sellers related to phased-out tax credits.

In April 2007, the IRS published the 2006 oil Reference Price which resulted in a 33% phase-out of tax credits for calendar year 2006 which reduced Exelon’s earned after-tax credits of $164 million to $110 million for the year ended December 31, 2006. At December 31, 2006, Exelon had estimated the 2006 phase-out to be 38% and had receivables on its Consolidated Balance Sheet from the Sellers totaling $63 million associated with the portion of the payments previously made to the Sellers related to tax credits that were anticipated to be phased out for 2006. The difference between the actual 2006 phase-out and the 2006 phase-out previously estimated resulted in a $9 million increase in 2006 tax credits and a corresponding $6 million decrease, net of the related tax benefit, in the receivables due from the Sellers, which has been reflected in Exelon’s operating results for the three and six months ended June 30, 2007.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table (in dollars) provides the estimated phase-out range for 2007 based on the per barrel price of oil as of June 30, 2007. The table also contains the estimated 2007 annual average New York Mercantile Exchange, Inc. index (NYMEX) price per barrel at June 30, 2007 based on year-to-date and futures prices.

Estimated
2007

Beginning of Phase-Out Range(a)	$62
End of Phase-Out Range(a)	78
2007 Annual Average NYMEX	66

(a)	The estimated 2007 phase-out range as of June 30, 2007 is based upon the actual 2006 phase-out range. The actual 2006 phase-out range was determined using the inflation adjustment factor published by the IRS in April 2007. The actual 2006 phase-out range was increased by 2% (Exelon’s estimate of inflation) to arrive at the estimated 2007 phase-out range.

At June 30, 2007, Exelon had receivables on its Consolidated Balance Sheet from the Sellers totaling $34 million associated with the portion of the payments previously made to the Sellers related to tax credits that are anticipated to be phased out in 2007. As of June 30, 2007, Exelon has estimated the 2007 phase-out to be 25%, which has reduced Exelon’s earned after-tax credits of $139 million to $105 million for the six months ended June 30, 2007. These credits may be further phased out during the remainder of 2007 depending on the price of oil; however, as these tax credits are phased out, Exelon anticipates recording income through the establishment of additional receivables from the Sellers or from derivatives entered into in 2005 (as more fully described below) depending on the magnitude of the credits phased-out.

In 2005, Exelon and Generation entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits. One of the Sellers has security interests in these derivatives. Including the related mark-to-market gains and losses on these derivatives, interests in synthetic fuel-producing facilities increased Exelon’s net income by $27 million and reduced Exelon’s net income by $55 million during the three months ended June 30, 2007 and 2006, respectively. Additionally, interests in synthetic fuel-producing facilities increased Exelon’s net income by $52 million and reduced Exelon’s net income by $43 million during the six months ended June 30, 2007 and 2006, respectively. Exelon anticipates that it will continue to record income or losses related to the mark-to-market gains or losses on its derivative instruments and changes to the tax credits earned by Exelon during the period of production as a result of volatility in oil prices.

Net income from interests in synthetic fuel-producing facilities is reflected in the Consolidated Statements of Operations and Comprehensive Income within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and investments and other, net.

There are provisions in the agreements between the parties, such as low production volume, unanimous consents between the parties and defaults by the parties, which would allow or cause an early termination of the partnerships. If none of the parties to the agreements takes action to terminate the partnerships early, the partnerships will terminate in 2008.

The non-recourse notes payable principal balance was $56 million and $108 million at June 30, 2007 and December 31, 2006, respectively. The non-recourse notes payable can be relieved either through eventual payments or possibly through extinguishment, which may occur subsequent to termination of the partnership pursuant to the agreements between the parties.

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

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from January 1, 2007 to June 30, 2007:

Exelon and Generation

Nuclear decommissioning AROs at January 1, 2007	$3,533
Accretion expense	115
Payments to decommission retired plants	(4)

Nuclear decommissioning AROs at June 30, 2007	$3,644

Exelon and Generation update their nuclear decommissioning AROs on a periodic basis; however, there were no changes in the underlying assumptions that would result in a significant change to the estimated future cash flows during the six months ended June 30, 2007.

During the second quarter of 2006, Generation recorded a net decrease in the ARO of approximately $604 million and pre-tax income of $149 million resulting from revisions to estimated future nuclear decommissioning cash flows, primarily due to revised management assumptions concerning an increased likelihood of successful nuclear license renewal efforts due to an increasingly favorable environment for nuclear power and, therefore, an increased likelihood of operating the nuclear plants through a full license extension period, and also due to a change in management’s expectation of when the U.S. Department of Energy (DOE) will establish a repository for and begin accepting spent nuclear fuel. The recognition of other operating income by Exelon and Generation of $149 million (pre-tax) was included in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2006, representing the reduction in the ARO in excess of the existing ARC balance primarily for the AmerGen units.

Nuclear Decommissioning Trust Fund Investments

The trust funds that have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations were originally funded with amounts collected from customers. Certain of these trust funds will continue to be funded by future collections from PECO customers.

At June 30, 2007 and December 31, 2006, Exelon and Generation had nuclear decommissioning trust fund investments totaling $6,777 million and $6,415 million, respectively.

At June 30, 2007, Exelon and Generation had gross unrealized gains of $1,532 million, related to the nuclear decommissioning trust fund investments, of which $1,218 million associated with the former ComEd and former PECO trusts was included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets. The remaining $314 million gross unrealized gains associated with the unregulated portions of Peach Bottom and AmerGen trusts are included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets. At December 31, 2006, Exelon and Generation had gross unrealized gains of $1,287 million, related to the nuclear decommissioning trust fund investments, of which $1,037 million associated with the former ComEd and former PECO trusts was included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. The remaining $250 million gross unrealized gains associated with the unregulated portions of Peach Bottom and AmerGen trusts are included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets. Exelon and Generation consider all nuclear decommissioning trust fund investments in an unrealized loss position to be other-than-temporarily impaired. As a result of certain Nuclear Regulatory Commission restrictions, Exelon and Generation are unable to demonstrate the ability and intent to hold the nuclear decommissioning trust fund investments through a recovery period and accordingly recognize any unrealized holding losses immediately. For the three months ended June 30, 2007, Generation recorded impairment charges totaling $12 million, $1 million and $1 million associated with the nuclear decommissioning trust funds for the former ComEd, the former PECO and the AmerGen units, respectively. For the six months ended June 30, 2007, Generation recorded impairment charges totaling $20 million, $1 million and $3 million associated with the nuclear decommissioning trust funds for the former ComEd, the former PECO and the AmerGen units, respectively. Generation recorded impairment charges totaling $7 million and $10 million associated with the nuclear decommissioning trust funds for the former ComEd units for the three and six months ended June 30, 2006, respectively.

As a result of the sale of nuclear decommissioning trust fund investments, Exelon and Generation realized net gains of $10 million and $19 million for the three and six months ended June 30, 2007, respectively, and realized net losses of $9 million and $11 million for the three and six months ended June 30, 2006, respectively, on nuclear decommissioning trust funds.

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

Earnings per Share

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, including shares to be issued upon exercise of stock options, performance share awards and restricted stock outstanding under Exelon’s long-term incentive plans considered to be common stock equivalents. The following table sets forth the components of basic and diluted earnings per share and shows the effect of these stock options, performance share awards and restricted stock on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$703	$641	$1,384	$1,041
Income (loss) from discontinued operations	(1)	3	9	3

Net income	$702	$644	$1,393	$1,044

Average common shares outstanding — basic	675	670	674	669
Assumed exercise of stock options, performance share awards and restricted stock	5	6	5	6

Average common shares outstanding — diluted	680	676	679	675

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock options excluded from the calculation of diluted common shares outstanding due to their antidilutive effect for the three and six months ended June 30, 2007. The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 4 million for the three and six months ended June 30, 2006, respectively.

Share Repurchases

In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. See Note 16 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information regarding Exelon’s share repurchase program. Repurchased shares are held as treasury shares and recorded at cost. As of June 30, 2007, 13 million shares of common stock have been purchased under the share repurchase program for $652 million. During the six months ended June 30, 2007 and 2006, Exelon repurchased 0.6 million shares and 0.9 million shares, respectively, of common stock under the share repurchase program for $37 million and $53 million, respectively.

Long-Term Incentive Plans

The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Income and Comprehensive Income during the three and six months ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Stock options	$7	$8	$22	$25
Performance shares	19	20	36	41
Restricted stock units	2	1	8	2
Employee stock purchase plan	1	1	1	1

Total stock-based compensation included in operating and maintenance expense	29	30	67	69
Income tax benefit	12	11	27	26

Total after-tax stock-based compensation expense	$17	$19	$40	$43

Stock Options and Performance Shares

For information regarding stock options and performance shares, see Notes 1 and 16 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K.

Restricted Stock Units

Beginning in January 2007, Exelon began granting key managers restricted stock units in lieu of stock options through its long-term incentive plans. During the three and six months ended June 30, 2007, Exelon granted 0 and 331,745 restricted stock units, respectively, which will vest and settle over a three-year period. Prior to 2007, Exelon utilized restricted stock on a limited basis primarily to compensate executive management.

In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), the cost of services received from employees in exchange for the issuance of restricted stock units is required to be measured

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the grant-date fair value of the restricted stock unit issued. The value of the restricted stock units at the date of grant is either amortized through expense over the requisite service period using the straight-line method or capitalized. For non-retirement eligible individuals, the substantive service period was determined to be the three-year vesting period. The cost associated with restricted stock units granted to employees who are retirement eligible is recognized immediately upon the date of grant, as the employees are not required to render any further service to earn the restricted stock units. For employees who become retirement eligible during the vesting period, the cost of the restricted stock units is recognized on a straight-line basis from the grant date until they become retirement eligible.

The holders of the restricted stock units will be issued shares of common stock annually during the vesting period of three years. During the three and six months ended June 30, 2007, Exelon had costs of $2 million and $7 million, respectively, related to restricted stock units granted to key managers in lieu of stock options.

13.	Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments and nuclear decommissioning at December 31, 2006, see Notes 13 and 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K. All significant contingencies are disclosed below.

Energy Commitments

Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as of June 30, 2007 did not change significantly from December 31, 2006, except for the following:

•	Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $760 million during the six months ended June 30, 2007, reflecting increases of approximately $819 million, $495 million and $124 million related to 2008, 2009 and 2010 sales commitments, respectively, offset by the fulfillment of approximately $2,198 million of 2007 commitments during the six months ended June 30, 2007. The increases were primarily due to increased forward sales of energy to counterparties other than ComEd as a result of the expiration of the PPA with ComEd on December 31, 2006, as well as increased overall hedging activity in the normal course of business.

•	On April 4, 2007, Generation agreed to sell its rights to 942 MWs of capacity, energy, and ancillary services supplied from its existing long-term contract with Tenaska Georgia Partners, LP through a tolling agreement with Georgia Power, a subsidiary of Southern Company, commencing June 1, 2010 and lasting for 15 or 20 years. The transaction between Generation and Georgia Power is subject to approval by the Georgia Public Service Commission (GPSC). Upon approval of the transaction by the GPSC, Exelon and Generation will recognize a non-cash after-tax loss of up to $75 million. Generation expects to receive approval from the GPSC during the third quarter of 2007. The transaction provides Generation with approximately $43 million in annual revenue in the form of capacity payments over the term of the tolling agreement.

As a result of the first reverse-auction competitive bidding process, ComEd is procuring substantially all of its supply under supplier forward contracts with various suppliers. See Note 4 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fuel Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of June 30, 2007 did not change significantly from December 31, 2006, except for the following:

•	Generation’s total fuel purchase obligations for nuclear and fossil generation as of June 30, 2007 increased by $108 million, $120 million, $95 million, $102 million, and $293 million for 2008, 2009, 2010, 2011, 2012 and beyond, respectively, as compared to December 31, 2006 due to contracts entered into in the normal course of business.

•	PECO’s total fuel purchase obligations increased by approximately $134 million during the six months ended June 30, 2007, reflecting an increase of $18 million, $63 million, $34 million and $19 million in 2007, 2008, 2009 and 2010, respectively, primarily related to the purchase of natural gas and related transportation services.

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial commitments as of June 30, 2007, representing commitments potentially triggered by future events, did not change significantly from December 31, 2006, except for the following:

•	Exelon’s letters of credit increased $42 million and guarantees increased by $209 million primarily as a result of leasing activities, energy trading and performance guarantees.

•	Generation’s letters of credit increased by $41 million and its guarantees increased by $176 million primarily as a result of energy trading activities and the performance guaranty agreement entered into in connection with the sale of TEG and TEP.

Under their operating agreements with PJM, ComEd and PECO are committed to construct transmission facilities. ComEd and PECO will work with PJM to continue to evaluate the scope and timing of any required construction projects. ComEd’s and PECO’s estimated commitments are as follows:

		July to
		December
	Total	2007	2008	2009	2010	2011	2012

ComEd	$151	$64	$32	$9	$13	$15	$18
PECO	151	4	28	58	28	26	7

Rate Relief Commitments

In connection with the Settlement agreement reached on July 24, 2007 between legislative leaders in Illinois, ComEd, Generation and other utilities and generators in Illinois, Exelon has committed to contributing approximately $800 million to rate relief programs over four years and funding for the Illinois Power Agency. ComEd will continue to execute upon its $64 million rate relief package announced April 23, 2007, whereby $11 million of rate relief credits had been provided by ComEd to its customers prior to June 14, 2007. Generation would contribute an aggregate of up to $747 million, of which $435 million would be available to reimburse ComEd for rate relief programs for ComEd customers, $307.5 million would be available for rate relief programs for customers of other Illinois utilities, and $4.5 million would be available for funding operations of the Illinois Power Agency. The

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table shows the $800 million to be contributed to rate relief by Generation and ComEd by year. See Note 5 — Regulatory Issues for more information.

		June 14 to	July to
		June 30,	December
	Total	2007(a)	2007	2008	2009	2010

Generation	$747	$—	$426	$212	$95	$14
ComEd(a)	53	7	26	10	10	—

Total	$800	$7	$452	$222	$105	$14

(a)	During the six months ended June 30, 2007, ComEd has credited approximately $18 million to its customers, including $11 million prior to June 14, 2007.

Nuclear Insurance

Generation is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due accidents or acts of terrorism. In the event that one or more acts of terrorism cause accidental property damage within a twelve-month period from the first accidental property damage under one or more policies for all insured plants, the maximum recovery for all losses by all insureds will be an aggregate of $3.2 billion plus such additional amounts as the insurer may recover for all such losses from reinsurance, indemnity and any other source, applicable to such losses. The $3.2 billion maximum recovery limit is not applicable, however, in the event of a “certified act of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as extended, as a result of government indemnity. Generally, a “certified act of terrorism” is defined in the Terrorism Risk Insurance Act to be an act of terrorism committed on behalf of a foreign person or interest, as certified by the U.S. government. The Terrorism Risk Insurance Act expires on December 31, 2007, which, if not extended, could have an impact on the insurance coverages available to Generation. Additionally, the expiration of the Terrorism Risk Insurance Act could have an impact on the non-nuclear insurance coverages available to the Registrants.

Refer to Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for a full discussion of nuclear insurance.

Environmental Liabilities

The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. ComEd and PECO have identified 42 and 27 sites, respectively, where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several Potentially Responsible Parties (PRPs), which may be responsible for ultimate remediation of each location. Of these 42 sites identified by ComEd, the Illinois Environmental Protection Agency has approved the clean up of 9 sites and of the 27 sites identified by PECO, the Pennsylvania Department of Environmental Protection has approved the cleanup of 13 sites. Of the remaining sites identified by ComEd and PECO, 20 and 9 sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the majority of the remediation at these sites will continue through at least 2015 and 2013, respectively. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperated in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs were split evenly between ComEd and Nicor pending their final agreement on allocation of costs at each site. For most of the sites, the interim agreement contemplated that neither party would pay less than 20%, or more than 80% of the final costs for each site. Through June 30, 2007, ComEd has incurred approximately $110 million associated with remediation of the sites in question. On April 17, 2006, Nicor submitted a demand for arbitration of the cost allocation for 38 MGP sites. In July 2007, ComEd and Nicor reached an agreement on the allocation of costs for the MGP sites. The agreement is contingent upon ICC approval and the execution of definitive written agreements. ComEd’s accrual as of June 30, 2007 for these environmental liabilities has been adjusted to reflect the cost allocations contemplated in the agreement.

Based on the final order received in ComEd’s Rate Case, beginning in 2007, ComEd is recovering MGP remediation costs from customers for which it established a regulatory asset. Pursuant to a PAPUC order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 14 — Supplemental Financial Information for further information regarding regulatory assets and liabilities.

As of June 30, 2007 and December 31, 2006, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
June 30, 2007	Reserve	and Remediation

Exelon	$127	$101
Generation	17	—
ComEd	72	65
PECO	38	36

	Total
	Environmental
	Investigation and	Portion of Total Related
	Remediation	to MGP Investigation
December 31, 2006	Reserve	and Remediation

Exelon	$119	$88
Generation	20	—
ComEd	58	49
PECO	41	39

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

The court’s decision has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. Several industry parties to the litigation sought review by the entire U.S. Court of Appeals for the Second Circuit, which was denied on July 5, 2007. Parties to the litigation have until October 3, 2007 to file a petition seeking review by the U.S. Supreme Court. On July 9, 2007, the EPA formally suspended the Phase II rule due to the uncertainty about the specific compliance requirements created by the court’s remand of significant provisions of the rule. Until the EPA finalizes the rule on remand (which could take several years), the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. Due to this uncertainty, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule, or interim state requirements under best professional judgment, have performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, then the impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, financial position and cash flows could be material.

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

In June 2001, the NJDEP issued a renewed NPDES permit for Salem allowing for the continued operation of Salem with its existing cooling water system. The NPDES permit expired in July 2006. NJDEP advised Public Service Enterprise Group Incorporated (PSEG), the plant operator, in a letter dated July 12, 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, along with continued operation of the existing intake, is the best available technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NPDES permit while the NPDES permit renewal application is being reviewed. PSEG must evaluate the final Phase II rule after remand, particularly whether the restoration done under the Estuary Enhancement Project remains a compliance option. If application of the final Section 316(b) regulations or the NJDEP as a result of the Phase II ruling discussed above ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $500 million and could result in increased depreciation expense related to the retrofit investment.

Nuclear Generating Station Groundwater

On December 16, 2005 and February 27, 2006, the Illinois EPA issued violation notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station (Braidwood). In November 2005, Generation discovered that spills from the line in 1996, 1998 and 2000 have resulted in a tritium plume in groundwater that is both on and off the plant site. Levels in portions of the plume exceed Federal limits for drinking water. However, samples from drinking water wells on property adjacent to the plant showed that, with one exception, tritium levels in these wells were at levels that naturally occur. The tritium level in one drinking water well was elevated above levels that occur naturally, but was significantly below the state and Federal drinking water standards, and Generation believes that this level posed no threat to human health. Generation has investigated the causes of the releases and has taken the necessary corrective actions to prevent another occurrence. Generation notified the owners of 14 potentially affected adjacent properties that, upon sale of their property, Generation will reimburse the owners for any diminution in property value caused by the tritium release. As of June 30, 2007, Generation has purchased four of the 14 adjacent properties.

On March 13, 2006, a class action lawsuit was filed against Exelon, Generation and ComEd (as the prior owner of Braidwood) in Federal District Court for the Northern District of Illinois on behalf of all persons who live or own property within 10 miles of Braidwood. Initially, the plaintiffs primarily sought compensation for diminished property values, but in February 2007, they amended their complaint to seek punitive damages. The U.S. District Court for the Northern District of Illinois denied the class action status of the lawsuit on March 19, 2007. Plaintiffs requested reconsideration and sought certification of a class of approximately 200 persons whose property allegedly had tritium at levels below detection level, along with a class of adjacent property owners (unspecified in number) that had allegedly been affected by tritium from the plant. On June 8, 2007, the plaintiffs voluntarily dismissed the lawsuit with prejudice.

On March 14 and 23, 2006, 37 area residents filed two separate but identical lawsuits against Exelon, Generation and ComEd in the Circuit Court of Will County, Illinois alleging property contamination and seeking compensation for diminished property values. Exelon removed these cases to Federal court, and all three cases were

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigned to the same District Court judge. Subsequently, seven plaintiffs withdrew from the cases, and 18 additional plaintiffs were added. On May 17, 2007, the plaintiffs voluntarily dismissed the cases without prejudice. On October 11, 2006, two area residents filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Exelon, Generation and ComEd. The allegations in the complaint are substantially similar to the lawsuits described above, and the case has been transferred to the judge overseeing the other Federal cases. This is the only remaining lawsuit brought by local residents. Exelon, Generation and ComEd have tendered the defense for this lawsuit to their insurance carrier, ANI, and ANI has agreed to defend the suit subject to a reservation of rights. Exelon, Generation and ComEd continue to believe that this lawsuit is without merit and will continue to vigorously oppose it.

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

As of June 30, 2007 and December 31, 2006, Generation had reserves of $2 million and $3 million, respectively, related to the matters described above, which Generation deems adequate to cover the costs of remediation and potential related corrective measures.

As a result of intensified monitoring and inspection efforts in 2006, Generation detected small underground tritium leaks at the Dresden Nuclear Generating Station (Dresden) and at the Byron Nuclear Generating Station (Byron). Neither of these discharges occurred outside the property lines of the plant, nor does Generation believe either of these matters poses health or safety threats to employees or to the public. Generation identified the source of the leaks and implemented repairs. On March 31, 2006 and April 12, 2006, the Illinois EPA issued a violation notice to Generation in connection with the Dresden and Byron leaks, respectively, alleging various violations, including those related to (1) Illinois groundwater standards, (2) non-permitted discharges, and (3) each station’s NPDES permit. Generation has analyzed the remediation options related to these matters and submitted its response and proposed remediation plan to the Illinois EPA. On July 10, 2006, the Illinois EPA rejected the remediation plan for Dresden and on July 12, 2006, the Illinois EPA sent a Notice of Intention to Pursue Legal Action. On July 17, 2006, the Illinois EPA rejected the remediation plan for Byron and has referred the matter to the Illinois Attorney General for consideration of formal enforcement action and the imposition of penalties.

Generation is actively discussing the violation notices and Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA and the Attorneys General for Illinois and the Counties in which the plants are located. While Generation is unable to determine the amount of the civil

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties that will be included in a final consent decree, it is probable that they will exceed $100,000 in the aggregate for all three stations but will not be material to Exelon’s and Generation’s financial positions, results of operations and cash flows. Generation expects these matters to be resolved during 2007.

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

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U.S. Environmental Protection Agency holding that carbon dioxide and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation. Exelon continues to support the enactment, through federal legislation, of a cap-and-trade system for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and the competitiveness of the manufacturing base in the U.S. Due to the uncertainty as to any of these potential outcomes, Exelon cannot estimate the effect of the decision on its operations and its future results of operations, financial condition and cash flows.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation and Regulatory Matters

Exelon, Generation and PECO

PJM Billing Dispute.  In December 2004, Exelon filed a complaint with FERC against PJM and PPL Electric (PPL) alleging that PJM had overcharged Exelon from April 1998 through May 2003 as a result of a billing error. Specifically, the complaint alleged that PJM mistakenly identified PPL’s Elroy substation transformer as belonging to Exelon and that, as a consequence, during times of congestion, Exelon’s bills for transmission congestion from PJM erroneously reflected energy that PPL took from the Elroy substation and used to serve PPL load.

Beginning in September of 2005 and throughout 2006, Exelon and PPL filed multiple settlement proposals with FERC, with each new proposal superceding the prior, in attempts to resolve this matter. On March 20, 2007, FERC issued an order accepting the settlement in which PPL agreed to directly pay Exelon approximately $43 million in a lump-sum payment (comprised of $38 million of erroneous charges, plus interest of $5 million). At that time, Exelon established a receivable due from PPL and recognized the corresponding gain in earnings during the first quarter of 2007. Approximately $32 million and $11 million of the settlement amount were to be received by Generation and PECO, respectively, and recorded as a reduction to purchased power expense and interest income. In April 2007, this receivable amount was paid in full, including interest.

Real Estate Tax Appeals.  Generation and PECO each have been challenging real estate taxes assessed on certain nuclear plants. PECO has been involved in litigation in which it has contested taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Peach Bottom Atomic Power Station (York County, PA) (Peach Bottom). On March 27, 2007, PECO prevailed in a unanimous decision by the Pennsylvania Supreme Court in its contesting of taxes assessed in 1997 under PURTA. The Commonwealth of Pennsylvania (Commonwealth) had contended that PECO owed more in real estate taxes in 1997 than had previously been remitted by PECO, while PECO contended that it owed less than what it had previously remitted. PECO received a favorable ruling in this case, which resulted in a credit to PECO of approximately $38 million of real estate taxes previously remitted. That credit was received in May 2007. PECO also received a credit for approximately $17 million in interest from the Commonwealth in July 2007. PECO had previously reserved approximately $17 million for the difference between the Commonwealth’s assessment and the amount previously remitted by PECO. This reserve was reversed as a result of the favorable ruling PECO received. PECO is in the process of determining the ultimate use and ratemaking treatment of these amounts and has recorded the total of these amounts of $72 million as a regulatory liability. The balance of this regulatory liability as of June 30, 2007 is $71 million, which also reflects $1 million in legal costs already incurred in connection with the tax recovery. See Note 14 — Supplemental Financial Information for a listing of PECO’s regulatory assets and liabilities.

As of June 30, 2007, Generation was involved in real estate tax appeals for the 2005 and 2006 tax years concerning the value of its Byron plant for real estate tax purposes. Also, Generation was involved in real estate tax appeals and related litigation for the 2006 tax year concerning the value for real estate tax purposes of its Braidwood, Clinton and Dresden plants. The ultimate outcome of these matters remains uncertain and could result in unfavorable or favorable impacts to the consolidated financial statements of Exelon, Generation and PECO. Generation and PECO believe their reserve balances for exposures associated with real estate taxes as of June 30, 2007 reflect their best estimates of the probable outcome of these appeals and related proceedings in accordance with SFAS No. 5.

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

At June 30, 2007 and December 31, 2006, Generation had reserved approximately $51 and $48 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2007, approximately $12 million of this amount relates to 144 open claims presented to Generation, while the remaining $39 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2030 based on actuarial assumptions and analysis. Generation obtains annual actuarial study updates of the estimate of future losses. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments. During 2006 and the first and second quarters of 2007, Generation performed periodic updates to this reserve, which did not result in a material adjustment.

Oil Spill Liability Trust Fund Claim.  In December 2004, the two Salem nuclear generation units were taken offline due to an oil spill from a tanker in the Delaware River near the facilities. The units, which draw water from the river for cooling purposes, were taken offline for approximately two weeks to avoid intake of the spilled oil and for an additional two weeks relating to start up issues arising from the oil spill shutdown. The total shutdown period resulted in lost sales from the plant. Generation and PSEG subsequently filed a joint claim for losses and damages with the Oil Spill Liability Trust Fund. In January 2007, Generation and PSEG submitted a revised damages calculation to the Oil Spill Liability Trust Fund identifying approximately $46 million in total damages and losses, of which approximately $20 million would be paid to Exelon. As this matter represents a contingent gain, Generation has not recorded any income. Generation expects this matter to be resolved in 2007.

Supply Agreement Non-performance Claims.  Generation enters into long-term supply agreements to procure uranium concentrates. In 2007, Generation initiated claims asserting non-performance by certain counterparties. As a result of this non-performance, Generation will be required to procure uranium concentrates at higher prices than originally anticipated. Generation has filed suit against two counterparties asserting breach of uranium supply agreement against one counterparty and breach of performance guarantee and fraudulent inducement against the other counterparty. As these matters represent contingent gains, Generation has not recorded any income. The cases are scheduled for trial in 2008.

Exelon

Pension Claim.  On July 11, 2006, a former employee of ComEd filed a purported class action lawsuit against the Exelon Corporation Cash Balance Pension Plan (Plan) in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the Plan, which covers certain management employees of Exelon’s subsidiaries, calculates lump sum distributions in a manner that does not comply with the Employee Retirement Income Security

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Act (ERISA). The plaintiff seeks compensatory relief from the Plan on behalf of participants who received lump sum distributions since 2001 and injunctive relief with respect to future lump sum distributions. It remains to be determined whether this case will proceed as a class action and how many Plan participants may be part of the proposed class, if a class is certified.

Savings Plan Claim.  On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleges that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs seek declaratory, equitable and monetary relief, including alleged investment losses. On February 21, 2007 the district court granted the defendants’ motion to strike the plaintiffs’ claim for investment losses. On June 27, 2007, the district court granted the plaintiffs’ motion for class certification. On June 28, 2007, the district court granted the defendants’ motion to stay proceedings in this action pending the outcome of the forthcoming appeal to the U.S. Seventh Circuit Court of Appeals in another case not involving Exelon. In that case, an appeal is expected to be taken from the June 20, 2007 decision of the U.S. District Court for the Western District of Wisconsin, which dismissed with prejudice substantially similar claims.

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

Fund Transfer Restrictions

The Federal Power Act declares it to be unlawful for any officer or director of any public utility “to participate in the making or paying of any dividends of such public utility from any funds properly included in capital account.” What constitutes “funds properly included in capital account” is undefined in the Federal Power Act or the related regulations; however, FERC has consistently interpreted the provision to allow dividends to be paid as long as (1) the source of the dividends is clearly disclosed, (2) the dividend is not excessive and (3) there is no self-dealing on the part of corporate officials. While these restrictions may limit the absolute amount of dividends that a particular subsidiary may pay, Exelon does not believe these limitations are materially limiting because, under these limitations, the subsidiaries are allowed to pay dividends sufficient to meet Exelon’s actual cash needs. See Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for additional information regarding fund transfer restrictions.

Income Taxes

ComEd and PECO have entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash impacts to ComEd and

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO related to these agreements and the associated refund claims will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. If a settlement is reached, a portion of ComEd’s tax benefits, including any associated interest for periods prior to the PECO/Unicom merger, would be recorded as a reduction of goodwill under the provisions of EITF 93-7. Exelon cannot predict the timing of the final resolution of these refund claims or the potential payment of any contingent fees.

See Note 10 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

14.	Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	Exelon	Generation	ComEd	PECO

Investment income	$3	$—	$1	$2
Gain on disposition of assets and investments, net	4	3	1	—
Decommissioning-related activities:
Decommissioning trust fund income(a)	58	58	—	—
Decommissioning trust fund income — AmerGen(a)	15	15	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(12)	(12)	—	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(2)	(2)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(45)	(45)	—	—
Net direct financing lease income	4	—	—	—
AFUDC, equity	1	—	1	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	9	—	—	—
Interest income related to uncertain income tax positions under FIN 48(e)	—	—	—	2
Other	8	5	2	1

Other, net	$43	$22	$5	$5

(a)	Includes investment income and realized gains and losses.

(b)	Includes other-than-temporary impairments totaling $12 million on nuclear decommissioning trust funds for the former ComEd units.

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

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for additional information.

(e)	See Note 3 — New Accounting Pronouncements and Note 10 — Income Taxes for additional information.

	Six Months Ended June 30, 2007
	Exelon	Generation	ComEd	PECO

Investment income	$5	$—	$2	$3
Gain on disposition of assets and investments, net	19	18	1	—
Decommissioning-related activities:
Decommissioning trust fund income(a)	104	104	—	—
Decommissioning trust fund income — AmerGen(a)	26	26	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(20)	(20)	—	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(4)	(4)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(82)	(82)	—	—
Net direct financing lease income	10	—	—	—
AFUDC, equity	2	—	2	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	29	—	—	—
Interest income related to settlement of PJM billing dispute(e)	5	4	—	1
Interest income related to uncertain income tax positions under FIN 48(f)	—	—	—	5
Other	12	8	2	1

Other, net	$106	$54	$7	$10

(a)	Includes investment income and realized gains and losses.

(b)	Includes other-than-temporary impairments totaling $20 million on nuclear decommissioning trust funds for the former ComEd units.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for additional information.

(e)	See Note 13 — Commitments and Contingencies for additional information.

(f)	See Note 3 — New Accounting Pronouncements and Note 10 — Income Taxes for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2006
	Exelon	Generation	ComEd	PECO

Investment income	$2	$—	$—	$2
Loss on disposition of assets and investments, net	(3)	—	(2)	(1)
Decommissioning-related activities:
Decommissioning trust fund income(a)	37	37	—	—
Decommissioning trust fund income — AmerGen(a)	10	10	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(7)	(7)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(31)	(31)	—	—
Net direct financing lease income	6	—	—	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	24	—	—	—
Other	8	5	3	1

Other, net	$46	$14	$1	$2

(a)	Includes investment income and realized gains and losses.

(b)	Includes other-than-temporary impairments totaling $7 million on nuclear decommissioning trust funds for the former ComEd units.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for further information.

	Six Months Ended June 30, 2006
	Exelon	Generation	ComEd	PECO

Investment income	$4	$—	$—	$4
Loss on disposition of assets and investments, net	(2)	—	(2)	—
Decommissioning-related activities:
Decommissioning trust fund income(a)	66	66	—	—
Decommissioning trust fund income — AmerGen(a)	19	19	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(10)	(10)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(57)	(57)	—	—
Net direct financing lease income	12	—	—	—
Unrealized income tax credits(d)	53	—	—	—
Other	6	2	3	1

Other, net	$91	$20	$1	$5

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes investment income and realized gains and losses.

(b)	Includes other-than-temporary impairments totaling $10 million on nuclear decommissioning trust funds for the former ComEd units.

(c)	Includes the elimination of non-operating decommissioning-related activity for those units that are subject to regulatory accounting, including the elimination of decommissioning trust fund income and other-than-temporary impairments. See Notes 9 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for further information.

Supplemental Cash Flow Information

The following tables provide additional information regarding the components of other non-cash operating activities and other assets and liabilities within the Registrants’ Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	Exelon	Generation		ComEd	PECO

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$157	$71		$51	$16
Equity in (earnings) losses of unconsolidated affiliates and investments	69	(1)		4	4
Provision for uncollectible accounts	44	—		24	20
Stock-based compensation costs	41	—		—	—
Net realized gains on nuclear decommissioning trust funds	(19)	(19)		—	—
Gain on sale of investments, net	(18)	(18)		—	—
Amortization of energy-related options	66	66		—	—
Non-cash accounts receivable activity	(25)	—		—	—
Spent nuclear fuel expense	24	24		—	—
Amortization of regulatory asset related debt costs	16	—		13	3
Other	14	7		15	4

Total other non-cash operating activities	$369	$130		$107	$47

Changes in other assets and liabilities:
Under/over-recovered energy costs	$(96)	$—		$(104)	$8
Other current assets	(198)	(91	)(a)	—	(86	)(b)
Other noncurrent assets and liabilities	(53)	(55	)(a)	11	1

Total changes in other assets and liabilities	$(347)	$(146)		$(93)	$(77)

(a)	Relates primarily to the purchase of energy-related options.

(b)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
	Exelon	Generation		ComEd	PECO

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$125	$57		$38	$15
Equity in losses of unconsolidated affiliates and investments	61	5		5	6
Provision for uncollectible accounts	42	—		11	31
Stock-based compensation costs	53	—		—	—
Amortization of energy-related options	39	39		—	—
Amortization of deferred revenue	(34)	(34)		—	—
Non-cash accounts receivable activity	(57)	—		—	—
Spent nuclear fuel expense	20	20
Other decommissioning-related activities	(149)	(149)		—	—
Amortization of regulatory asset related debt costs	7	—		5	2
Other	17	6		13	7

Total other non-cash operating activities	$124	$(56)		$72	$61

Changes in other assets and liabilities:
Under/over-recovered energy costs	$61	$—		$—	$61
Other current assets	(197)	(70	)(a)	(10)	(84	)(b)
Other noncurrent assets and liabilities	(159)	(148	)(a)	3	3

Total changes in other assets and liabilities	$(295)	$(218)		$(7)	$(20)

(a)	Relates primarily to the purchase of energy-related options.

(b)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Exelon	ComEd	PECO

Regulatory assets
Competitive transition charge	$2,688	$—	$2,688
Pension and other postretirement benefits	1,352	—	36
Deferred income taxes	806	11	795
Debt costs	193	166	27
Severance	147	147	—
Conditional asset retirement obligations	112	98	14
MGP remediation costs	80	59	21
Rate case costs	6	6	—
Department of Energy facility decommissioning	3	—	3
Procurement case costs	4	4	—
Other	47	28	19

Noncurrent regulatory assets	5,438	519	3,603
Under-recovered energy costs current asset(a)	104	104	—

Total regulatory assets	$5,542	$623	$3,603

	June 30, 2007
	Exelon	ComEd	PECO

Regulatory liabilities
Nuclear decommissioning	$2,048	$1,856	$192
Removal costs	1,077	1,077	—
Deferred taxes	44	—	—
Refund of PURTA taxes(b)	71	—	71

Noncurrent regulatory liabilities	3,240	2,933	263
Over-recovered energy costs current liability(a)	14	—	14

Total regulatory liabilities	$3,254	$2,933	$277

(a)	Starting in 2007, the ComEd costs represent electricity and transmission costs recoverable (refundable) under ComEd’s ICC-approved rates. ComEd’s deferred energy costs are earning (paying) a rate of return. See Note 5 — Regulatory Issues. The PECO costs represent gas supply related costs recoverable (refundable) under PECO’s PAPUC-approved rates. PECO’s deferred energy costs are earning (paying) a rate of return.

(b)	See Note 13 — Commitments and Contingencies for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Exelon	ComEd	PECO

Regulatory assets
Competitive transition charge	$2,982	$—	$2,982
Pension and other postretirement benefits	1,419	—	39
Deferred income taxes	801	11	790
Debt costs	209	179	30
Severance	158	158	—
Conditional asset retirement obligations	109	95	14
MGP remediation costs	73	47	26
Rate case costs	7	7	—
Department of Energy facility decommissioning	6	—	6
Procurement case costs	5	5	—
Other	39	30	9

Total regulatory assets	$5,808	$532	$3,896

	December 31, 2006
	Exelon	ComEd	PECO

Regulatory liabilities
Nuclear decommissioning	$1,911	$1,760	$151
Removal costs	1,059	1,059	—
Deferred taxes	50	—	—
Other	5	5	—

Noncurrent regulatory liabilities	3,025	2,824	151
Over-recovered energy costs current liability(a)	6	—	6

Total regulatory liabilities	$3,031	$2,824	$157

(a)	The PECO costs represent gas supply related costs recoverable (refundable) under PECO’s PAPUC-approved rates. PECO’s deferred energy costs are earning (paying) a rate of return.

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Exelon		Generation		ComEd	PECO

Property, plant and equipment:
Accumulated depreciation	$7,442	(a)	$3,456	(a)	$1,542	$2,266
Accounts receivable:
Allowance for uncollectible accounts	110		16		35	57

(a)	Includes accumulated amortization of nuclear fuel of $1,089 million.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Exelon		Generation		ComEd	PECO

Property, plant and equipment:
Accumulated depreciation	$7,250	(a)	$3,414	(a)	$1,445	$2,228
Accounts receivable:
Allowance for uncollectible accounts	91		17		20	51

(a)	Includes accumulated amortization of nuclear fuel of $1,078 million.

The following tables provide information regarding counterparty margin deposit accounts and option premiums as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Exelon	Generation	ComEd

Other current assets:
Counterparty collateral deposits paid	$257	$257	$—
Option premiums	166	166	—
Other current liabilities:
Counterparty collateral deposits received	9	6	3	(a)

(a)	ComEd has received counterparty collateral deposits from suppliers under its supplier forward contracts for the procurement of electricity.

December 31, 2006
Exelon and
Generation

Other current assets:
Counterparty collateral deposits paid	$26
Option premiums	179
Other current liabilities:
Counterparty collateral deposits received	273

The following table provides information regarding dividends payable as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
Exelon	2007	2006

Other current liabilities:
Dividends payable	$1	$295

15.	Segment Information (Exelon, Generation, ComEd and PECO)

Exelon has three reportable and operating segments: Generation, ComEd and PECO. Exelon evaluates the performance of its segments based on net income. Generation, ComEd and PECO each operate in a single business segment; as such, no separate segment information is provided for these Registrants.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended June 30, 2007 and 2006

Exelon’s segment information for the three months ended June 30, 2007 and 2006 is as follows:

					Intersegment
	Generation	ComEd	PECO	Other(a)	Eliminations	Consolidated

Total revenues(b):
2007	$2,641	$1,420	$1,269	$183	$(1,012)	$4,501
2006	2,214	1,453	1,148	203	(1,321)	3,697
Intersegment revenues:
2007	$828	$—	$2	$183	$(1,013)	$—
2006	1,114	2	2	203	(1,321)	—
Income (loss) from continuing operations before income taxes:
2007	$927	$47	$151	$(108)	$—	$1,017
2006	791	213	138	(138)	—	1,004
Income taxes:
2007	$349	$18	$55	$(108)	$—	$314
2006	294	86	45	(62)	—	363
Income (loss) from continuing operations:
2007	$578	$29	$96	$—	$—	$703
2006	497	127	93	(76)	—	641
Income (loss) from discontinued operations:
2007	$—	$—	$—	$(1)	$—	$(1)
2006	3	—	—	—	—	3
Net income (loss):
2007	$578	$29	$96	$(1)	$—	$702
2006	500	127	93	(76)	—	644

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

(b)	For the three months ended June 30, 2007 and 2006, utility taxes of $60 million and $57 million, respectively, are included in revenues and expenses for ComEd. For the three months ended June 30, 2007 and 2006, utility taxes of $65 million and $58 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2007 and 2006

Exelon’s segment information for the six months ended June 30, 2007 and 2006 is as follows:

					Intersegment
	Generation	ComEd	PECO	Other(a)	Eliminations	Consolidated

Total revenues(b):
2007	$5,344	$2,911	$2,769	$377	$(2,071)	$9,330
2006	4,434	2,880	2,554	410	(2,719)	7,559
Intersegment revenues:
2007	$1,689	$2	$4	$377	$(2,072)	$—
2006	2,302	4	4	409	(2,719)	—
Income (loss) from continuing operations before income taxes:
2007	$1,817	$54	$345	$(184)	$—	$2,032
2006	1,219	304	279	(197)	—	1,605
Income taxes:
2007	$684	$21	$121	$(178)	$—	$648
2006	454	123	93	(106)	—	564
Income (loss) from continuing operations:
2007	$1,133	$33	$224	$(6)	$—	$1,384
2006	765	181	186	(91)	—	1,041
Income from discontinued operations:
2007	$5	$—	$—	$4	$—	$9
2006	3	—	—	—	—	3
Net income (loss):
2007	$1,138	$33	$224	$(2)	$—	$1,393
2006	768	181	186	(91)	—	1,044
Total assets:
June 30, 2007	$19,035	$18,466	$9,933	$14,856	$(16,985)	$45,305
December 31, 2006	18,909	17,774	9,773	14,295	(16,432)	44,319

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises and investments in synthetic fuel-producing facilities.

(b)	For the six months ended June 30, 2007 and 2006, utility taxes of $126 million and $119 million, respectively, are included in revenues and expenses for ComEd. For the six months ended June 30, 2007 and 2006, utility taxes of $128 million and $115 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Operating revenues from affiliates
ComEd Transitional Funding Trust	$1	$1	$2	$2
PETT	1	2	3	4

Total operating revenues from affiliates	$2	$3	$5	$6

Fuel purchases from related parties
Keystone Fuels, LLC	$12	$11	$21	$22
Conemaugh Fuels, LLC	9	11	21	22

Total fuel purchases from related parties	$21	$22	$42	$44

Interest expense to affiliates, net
ComEd Transitional Funding Trust	$7	$12	$15	$26
ComEd Financing II	4	4	7	7
ComEd Financing III	3	3	6	6
PETT	36	46	75	95
PECO Trust III	1	1	3	3
PECO Trust IV	2	2	3	2

Total interest expense to affiliates, net	$53	$68	$109	$139

Equity in earnings (losses) of unconsolidated affiliates and investments
ComEd Funding LLC	$(2)	$(3)	$(4)	$(5)
PETT	(2)	(2)	(4)	(6)
TEG and TEP	—	(2)	3	(4)
Investment in synthetic fuel-producing facilities	(39)	(16)	(63)	(46)
Other	—	1	(1)	—

Total equity in earnings (losses) of unconsolidated affiliates and investments	$(43)	$(22)	$(69)	$(61)

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$—	$17
Investments in affiliates
ComEd Funding LLC	$(4)	$4
ComEd Financing II	10	10
ComEd Financing III	6	6
PETT	51	54
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6
Other	—	1

Total investments in affiliates	$73	$85

Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	$15	$14
Payables to affiliates (current)
ComEd Financing II	$6	$6
ComEd Financing III	4	4
PECO Trust III	1	1

Total payables to affiliates (current)	$11	$11

Long-term debt to ComEd Transitional Funding Trust, PETT and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$444	$648
ComEd Financing II	155	155
ComEd Financing III	206	206
PETT	2,050	2,403
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt due to financing trusts	$3,039	$3,596

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues from affiliates
ComEd(a)	$330	$685	$710	$1,456
PECO(b)	497	429	978	845
BSC(c)	1	—	1	1

Total operating revenues from affiliates	$828	$1,114	$1,689	$2,302

Fuel purchases from related parties
Keystone Fuels, LLC	$12	$11	$21	$22
Conemaugh Fuels, LLC	9	11	21	22

Total fuel purchases from related parties	$21	$22	$42	$44

Operating and maintenance from affiliates
ComEd(d)	$—	$2	$1	$3
PECO(d)	2	2	4	4
BSC(c)	71	74	146	146

Total operating and maintenance from affiliates	$73	$78	$151	$153

Interest expense to affiliates, net
Exelon intercompany money pool(e)	$—	$—	$—	$1
Equity in earnings (losses) of investments
TEG and TEP	—	(2)	3	(4)
NuStart Energy Development, LLC	(1)	1	(2)	(1)

Total equity in earnings (losses) of investments	$(1)	$(1)	$1	$(5)

Cash distribution paid to member	$370	$157	$665	$322

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006

Receivables from affiliates (current)
Exelon(f)	$—	$85
ComEd(a)	68	197
PECO(b)	146	153
BSC(c)	—	2

Total receivables from affiliates (current)	$214	$437

Contributions to Exelon intercompany money pool(e)	$—	$13
Payables to affiliates (current)
Exelon(f)	$5	$—
BSC(c)	25	—

Total payables to affiliates (current)	$30	$—

Payables to affiliates (noncurrent)
ComEd decommissioning(g)	$1,856	$1,760
PECO decommissioning(g)	192	151

Total payables to affiliates (noncurrent)	$2,048	$1,911

(a)	Effective January 1, 2007, Generation has a supplier forward agreement with ComEd to provide up to 35% of ComEd’s electricity supply requirements. Prior to 2007, Generation had a PPA with ComEd, which expired December 31, 2006. As a result of the expiration of the PPA with ComEd and the results of the Illinois procurement auctions, Generation is selling more power through bilateral agreements. See Note 13 — Commitments and Contingencies for further detail.

(b)	Generation has a PPA with PECO, as amended, to provide the full energy requirements of PECO through 2010.

(c)	Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized. Some third-party reimbursements due to Generation are recovered through BSC.

(d)	Generation requires electricity for its own use at its generating stations. Generation purchases electricity and distribution and transmission services from PECO. Starting in 2007, Generation purchases only distribution and transmission services from ComEd for the delivery of electricity to its generating stations. In 2006, Generation purchased both electricity and distribution and transmission services from ComEd. Generation’s PPA with ComEd expired December 31, 2006. See Note 13 — Commitments and Contingencies for further detail regarding the PPAs.

(e)	Generation participates in Exelon’s intercompany money pool. Generation earns interest on its contributions to the money pool, and pays interest on its borrowings from the money pool at a market rate of interest.

(f)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation. In addition, Generation has a receivable from Exelon for the allocation of certain tax benefits related to a capital loss carryback.

(g)	Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO, such amounts are due back to ComEd and PECO, as applicable, for payment to the customers. See Note 11 — Asset Retirement Obligations for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues from affiliates
Generation(a)	$—	$2	$1	$3
ComEd Transitional Funding Trust	1	1	2	2
Other	—	—	1	1

Total operating revenues from affiliates	$1	$3	$4	$6

Purchased power from affiliate
Generation(b)	$330	$685	$710	$1,456
Operation and maintenance from affiliates
BSC(c)	$45	$53	$95	$105
Interest expense to affiliates, net
ComEd Transitional Funding Trust(e)	$7	$12	$16	$26
ComEd Financing II	4	4	7	7
ComEd Financing III	3	3	6	6

Total interest expense to affiliates, net	$14	$19	$29	$39

Equity in losses of unconsolidated affiliates
ComEd Funding LLC	$2	$3	$4	$5
Capitalized costs
BSC(c)	$16	$19	$33	$36
Cash contributions received from parent	$—	$—	$—	$23

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006

Receivables from affiliates (current)
ComEd Transitional Funding Trust	$—	$17
Other	—	1

Total receivables from affiliates (current)	$—	$18

Investments in affiliates
ComEd Funding LLC	$(4)	$4
ComEd Financing II	10	10
ComEd Financing III	6	6

Total investments in affiliates	$12	$20

Receivable from affiliates (noncurrent)
Generation(d)	$1,856	$1,760
ComEd Transitional Funding Trust	15	14
Other	2	—

Total receivable from affiliates (noncurrent)	$1,873	$1,774

Payables to affiliates (current)
Generation(b)	$68	$197
BSC(c)	18	10
ComEd Financing II	6	6
ComEd Financing III	4	4
Other	—	2

Total payables to affiliates (current)	$96	$219

Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust(e)	$443	$648
ComEd Financing II	155	155
ComEd Financing III	206	206

Total long-term debt due to financing trusts	$804	$1,009

(a)	Starting in 2007, ComEd is delivering electricity to Generation for Generation’s own use at its generation stations. In 2006, ComEd delivered and provided electricity to Generation.

(b)	ComEd’s full-requirements PPA, as amended, with Generation expired December 31, 2006. Starting January 2007, ComEd began procuring electricity from Generation under the supplier forward contract resulting from the reverse-auction procurement process. See Note 5 — Regulatory Issues for more information.

(c)	ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers.

(e)	Amount includes a $17 million reallocation from prepaid interest to long-term debt. This reallocation did not have an impact on ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues from affiliates
Generation(a)	$2	$2	$4	$4
PETT(b)	1	2	3	4

Total operating revenues from affiliates	$3	$4	$7	$8

Purchased power from affiliate
Generation(c)	$497	$429	$977	$845
Operating and maintenance from affiliates
BSC(d)	$27	$32	$55	$63
Generation	—	—	1	—
Other	—	—	—	1

Total operating and maintenance from affiliates	$27	$32	$56	$64

Interest expense to affiliates, net
PETT	$36	$46	$75	$95
PECO Trust III	1	1	3	3
PECO Trust IV	2	2	3	3
Other	1	—	1	—

Total interest expense to affiliates, net	$40	$49	$82	$101

Equity in losses of unconsolidated affiliates
PETT	$2	$2	$4	$6
Capitalized costs
BSC(d)	$6	$12	$14	$29
Cash dividends paid to parent	$121	$135	$276	$251
Cash contributions received from parent	$100	$35	$165	$83

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2007	2006

Investments in affiliates
PETT	$51	$54
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6

Total investments in affiliates	$61	$64

Receivable from affiliate (noncurrent)
Generation decommissioning(e)	$192	$151
Borrowings from Exelon intercompany money pool(f)	$—	$45
Payables to affiliates (current)
Generation(c)	$146	$153
BSC(d)	23	48
Exelon	1	1
PECO Trust III	1	1

Total payables to affiliates (current)	$171	$203

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$2,050	$2,404
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$2,234	$2,588

Shareholders’ equity — receivable from parent(g)	$925	$1,090

(a)	PECO provides energy to Generation for Generation’s own use primarily at its generation stations.

(b)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.

(c)	PECO has entered into a PPA with Generation. See Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for more information regarding the PPA.

(d)	PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology, supply management services, planning and engineering of delivery systems, management of construction, maintenance and operations of the transmission and delivery systems and management of other support services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)	PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers.

(f)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool at a market rate of interest.

(g)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2007 through 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES
EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events (Exelon and ComEd)

On July 24, 2007, following extensive discussions with legislative leaders in Illinois, ComEd, Generation, and other utilities and generators in Illinois reached an oral agreement (the Settlement) with various representatives from the State of Illinois concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. The Settlement was recorded in a confirming letter to the Speaker of the Illinois House of Representatives, the President of the Illinois Senate, the minority leaders of the Illinois House and Senate, and the Attorney General of the State of Illinois from ComEd, Generation, and other utilities and generators in Illinois. The Settlement will be effective only upon enactment of Proposed Legislation, which was drafted as part of the Settlement and attached as an exhibit to the Letter. See Note 5 — Regulatory Issues for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions except per share data, unless otherwise noted)

General

Exelon is a utility services holding company. It operates through subsidiaries in the following operating segments:

•	Generation, whose business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and competitive retail sales operations.

•	ComEd, whose business consists of the purchase and regulated retail and wholesale sale of electricity and the provision of distribution and transmission services to retail and wholesale customers in northern Illinois, including the City of Chicago.

•	PECO, whose businesses consists of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services to retail customers in southeastern Pennsylvania, including the City of Philadelphia, as well as the purchase and regulated retail sale of natural gas and the provision of distribution services to retail customers in Pennsylvania in the counties surrounding the City of Philadelphia.

See Note 15 of the Combined Notes to Consolidated Financial Statements for segment information.

Exelon’s corporate operations, which are performed through its business services subsidiary, Exelon Business Services Company (BSC), provide Exelon’s business segments with a variety of support services. The costs of these services are directly charged or allocated to the applicable business segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.

EXELON CORPORATION

Executive Overview

Financial Results.  Exelon’s net income was $702 million for the three months ended June 30, 2007 as compared to $644 million for the three months ended June 30, 2006 and diluted earnings per average common share were $1.03 for the three months ended June 30, 2007 as compared to $0.95 for the three months ended June 30, 2006.

Exelon’s net income was $1,393 million for the six months ended June 30, 2007 as compared to $1,044 million for the six months ended June 30, 2006 and diluted earnings per average common share were $2.05 for the six months ended June 30, 2007 as compared to $1.55 for the six months ended June 30, 2006.

The increase for both the three and six-month periods ended June 30, 2007 was primarily due to the following:

•	higher average margins on Generation’s wholesale market sales primarily due to the end of the below-market power purchase agreement (PPA) with ComEd;

•	favorable weather conditions in the ComEd and PECO service territories;

•	increased delivery volume, excluding the effects of weather, at ComEd and PECO;

•	increased transmission revenues at ComEd as a result of the 2007 transmission rate case; and

•	increased rates for delivery services at ComEd.

In addition to the items listed above, the six-month period ended June 30, 2007 increased due to the following:

•	a favorable PJM Interconnection, LLC (PJM) billing settlement with PPL Electric (PPL);

•	increased nuclear output at Generation reflecting fewer outage days; and

•	decreased nuclear refueling outage costs.

The factors driving the overall increase in net income for the three and six month periods ended June 30, 2007 were partially offset by the following:

•	unrealized mark-to-market losses on contracts not yet settled;

•	lower margins (operating revenues less purchased power expense) at ComEd due to the end of the regulatory transition period and associated transition revenues;

•	the impact of ComEd’s 2007 rate relief program and other post rate freeze period transition expenses;

•	higher operating and maintenance expenses, primarily associated with an update of the nuclear decommissioning asset retirement obligation recorded in the second quarter of 2006, labor-related inflation, and increased allowance for uncollectible accounts expense;

•	increased depreciation and amortization expense, primarily related to competitive transition charge (CTC) amortization at PECO; and

•	the impact of favorable tax settlements at PECO in 2006.

Financing Activities.  During the six months ended June 30, 2007, Exelon met its capital resource requirements primarily with internally generated cash as well as funds from external sources, including the capital markets, and through bank borrowings. During March 2007, ComEd and PECO issued $300 million and $175 million, respectively, of First Mortgage Bonds. In addition, during the six months ended June 30, 2007, ComEd borrowed $475 million under its credit facilities and repaid all outstanding commercial paper. During the six months ended June 30, 2007, certain rating agencies downgraded ComEd and PECO’s debt ratings. PECO’s downgrade reflects a change in a rating agency’s short-term and long-term rating linkage practices.

Regulatory and Environmental Developments.  The following significant regulatory and environmental developments occurred during 2007. See Notes 5 and 13 of the Combined Notes to Consolidated Financial Statements for further information.

•	On April 23, 2007, ComEd announced the implementation of a new $64 million rate relief package to be provided to ComEd customers most affected by recent electricity rate increases. The rate relief package is expected to provide benefits to ComEd’s customers of $44 million in 2007 and $10 million per year during 2008 and 2009. Approximately $18 million of credits were issued to customers through June 30, 2007.

On July 24, 2007, ComEd, Generation, and other utilities and generators in Illinois reached an oral agreement (the Settlement) with various representatives from the government of the State of Illinois concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. The Settlement was recorded in a confirming letter (the Letter) to the Speaker of the Illinois House of Representatives, the President of the Illinois Senate, the minority leaders of the Illinois House and Senate, and the Attorney General of the State of Illinois (the Attorney General) from ComEd, Generation, and other utilities and generators in Illinois. The Settlement will be effective only upon enactment of proposed legislation (Proposed Legislation) attached as an exhibit to the Letter.

Under the Settlement and the Proposed Legislation, Illinois electric utilities, their affiliates, and generators of electricity in Illinois would be expected to make voluntary contributions of approximately $1 billion over a period of four years to programs that would provide rate relief to Illinois electricity customers and funding for the new Illinois Power Agency. Generation and ComEd have committed to contributing an aggregate of over $800 million to rate relief programs and funding for the new Illinois Power Agency. ComEd would continue executing upon its $64 million rate relief package announced April 23, 2007. Generation would contribute an aggregate of up to $747 million, of which $435 million would be available to reimburse ComEd for rate relief programs for ComEd customers, and $307.5 million would be available for rate relief programs for customers of other Illinois utilities and $4.5 million would be available for funding for the Illinois Power Agency. ComEd, Generation, and the Illinois Attorney General have also entered into a release and settlement agreement releasing and dismissing with prejudice all litigation, claims and regulatory proceedings and appeals related to the procurement of power, including ICC and FERC proceedings. In the event that legislation is passed prior to August 1, 2011 that would freeze or reduce electric rates or impose a generation tax on any party to the Settlement, the contributors to the rate relief funds would be allowed to terminate their funding commitments and would be allowed to recover any undisbursed funds set aside for rate relief.

The Proposed Legislation would also establish a new state agency, known as the Illinois Power Agency, which would be authorized to design annual five-year electricity supply portfolio plans for electric utilities and administer a competitive procurement process for utilities to procure the electricity supply resources identified in the supply portfolio plans. Additionally, ComEd and Generation have entered into a five-year financial swap arrangement whereby ComEd will pay fixed prices and Generation will pay a market price for a portion of ComEd’s load. The financial swap arrangement will become effective upon the effective date of the Proposed Legislation. The Proposed Legislation would deem this arrangement prudent and ComEd would receive full recovery of its costs in its rates.

Other provisions in the Proposed Legislation would extend the ability of utilities to engage in divestiture and other restructuring transactions without prior ICC approval and would ensure that until at least June 30, 2022, the state would not prohibit an electric utility from maintaining its membership in a FERC-approved regional transmission organization chosen by the utility. Furthermore, the procurement plans implemented by electric utilities would require inclusion of cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its customers by June 1, 2008, increasing to 10% by June 1, 2015, with a goal of 25% by June 1, 2025. Utilities would be allowed to pass through any costs or savings from the procurement of these renewable resources.

•	Illinois Procurement Case and Related Proceedings — In January 2007, ComEd began procuring electricity under supplier forward contracts with various suppliers, including Generation. The supplier forward contracts resulted from a “reverse-auction” competitive bidding process, which was approved by the Illinois Commerce Commission (ICC) on January 24, 2006 and permits recovery by ComEd of its electricity procurement costs from retail customers with no markup. The first auction took place in September 2006. The ICC order approving the auction process is under appeal by various parties; the Illinois Attorney General has agreed to dismiss its appeal in connection with the Settlement. Consistent with the process previously approved by the ICC, the ICC has opened a proceeding to consider improvements to the competitive procurement process. It is anticipated that a final order will be entered in that proceeding with sufficient time to incorporate changes into the 2008 procurement process.

•	Residential Rate Stabilization Program — In January 2007, ComEd launched the rate stabilization program approved by the ICC that allows residential customers the choice to limit the impact of any rate increases over the next three years. The program has an “opt-in” feature that gives customers the choice to participate, which began with the April 2007 billing period. Under the program, residential customers choosing to participate will have their average annual rate increases capped at 10% in 2007, 2008 and 2009. Costs that exceed the cap are deferred and charged to customers over the following three years, 2010 to 2012. A carrying charge at a rate of 3.25% per year is assessed to participants to partially cover ComEd’s cost of financing the program. As of June 30, 2007, approximately 36,000 or 1% of ComEd’s residential customers had enrolled in the program, and ComEd had deferred less than $1 million under this program.

•	Illinois Rate Design Investigation — On March 2, 2007, the ICC voted to initiate investigations into ComEd’s and the Ameren Corporation (Ameren) utilities’ rate designs, particularly for residential and residential space-heating customers. The ICC has a schedule that contemplates a final order by September 2007, which would allow implementation of changes, if any, prior to the next winter heating season.

•	Transmission Rate Case — On March 1, 2007, ComEd filed a request with the Federal Energy Regulatory Commission (FERC), seeking approval to increase the rate ComEd receives for transmission services. ComEd also requested incentive rate treatment for certain transmission projects. On June 5, 2007, FERC issued an order that conditionally approves ComEd’s proposal to implement a formula-based transmission rate effective as of May 1, 2007, but subject to refund, hearing procedures and conditions. The FERC order provides that further hearing and settlement procedures be conducted to determine the reasonableness of certain elements of ComEd’s formula-based rate. The order denied ComEd’s request for incentive rate treatment on investment in two transmission projects and the inclusion of construction work in progress in rate base. The order directed ComEd to file a revised formula reflecting these findings within 30 days. The new rate will increase an average residential customer bill by about 1% and will result in an annual increase in the transmission revenue requirement of $116 million, although the rate increase is subject to further adjustment and refund depending on the outcome of the settlement and hearing procedures. On July 5, 2007, ComEd filed a request for rehearing, asking FERC to reconsider the denial of incentive rate treatment on the two new transmission projects and the denial of construction work in progress in rate base and certain other elements of the June 5, 2007 order.

•	PECO AEPS Filing — On March 19, 2007, PECO filed a request with the Pennsylvania Public Utility Commission (PAPUC) for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MW of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance under the Alternative Energy Portfolio Standards Act of 2004 (AEPS Act) following the completion of its transition period. On July 16, 2007, the Pennsylvania legislature modified the previously proposed AEPS Act in House Bill (HB) 1203. The modification did not affect PECO’s request for acquiring and banking Alternative Energy Credits or the proposed deferral of related costs.

•	On May 19, 2006, FERC issued a Notice of Proposed Rule Making (NOPR) on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities. The NOPR proposes a set of regulations that would modify the tests that Generation and other market participants must satisfy to be entitled to market-based rates. On June 21, 2007, FERC issued a Final Rule. Generation is currently evaluating the impact of the Final Rule.

Outlook for 2007 and Beyond.

Exelon’s future financial results will be affected by a number of factors, including the following:

•	Legislation proposed in the State of Illinois in July 2007 in connection with the Settlement has significantly reduced the probability of rate freeze legislation and other legislative actions proposed in previous periods. The Proposed Legislation contemplated by the Settlement, if enacted, should provide ComEd with greater stability and certainty that it will be able to procure electricity and pass through the costs of that electricity to its customers. The Proposed Legislation would establish a new competitive procurement model developed by the new Illinois Power Agency, by which ComEd would procure its energy supply. ComEd would stabilize a portion of its costs of procurement pursuant to a five-year financial swap arrangement with Generation. ComEd would be allowed to fully recover the costs of procuring energy, including the impacts of the swap agreement, in its rates. In the event that legislation is passed in the Illinois General Assembly prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax, ComEd and Generation, as contributors to certain rate relief programs, would be allowed to terminate their funding commitments to such programs and recover any undisbursed funds set aside for rate relief.

•	PECO was subject to electric rate caps on its transmission and distribution rates through December 31, 2006 and is subject to caps on its generation rates through December 31, 2010. PECO’s transmission and distribution rates will continue in effect until PECO files a rate case or there is some other specific regulatory action to adjust the rates. There are no current proceedings to do so. PECO is or will be involved in proceedings involving annual changes in its electric and gas universal service fund cost charges, its electric CTC/intangible transition charge reconciliation mechanism, and its purchased gas cost rate, all of which relate to PECO’s recovery of the applicable costs.

•	Effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings, and in accordance with its 1998 restructuring settlement with the PAPUC, PECO implemented a scheduled electric generation rate increase that will result in approximately $190 million of additional operating revenues in 2007 as compared to 2006 and a corresponding increase in purchased power, in accordance with PECO’s PPA with Generation, with no resulting impact on pre-tax operating income. The impact of this rate increase on Exelon and Generation will be an increase in operating revenues and pre-tax operating income of approximately $190 million.

•	Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2007 and 2008. However, Generation is exposed to relatively greater commodity price risk in the subsequent years for which a larger portion of its electricity portfolio may be unhedged. Generation has been and will continue to be proactive in using hedging strategies to mitigate this risk in subsequent years as well.

•	Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with these commodity price exposures.

•	The PPA between Generation and PECO expires at the end of 2010. Current market prices for electricity have increased significantly over the past few years due to the rise in natural gas and other fuel prices. As a result, PECO customers’ generation rates are below current wholesale energy market prices and Generation’s margins on sales in excess of PECO’s requirements have improved historically. Generation’s ability to maintain those margins following the expiration of the PPA will partially depend on future wholesale market prices.

•	Select northeast and Mid-Atlantic States have developed a model rule, via the Regional Greenhouse Gas Initiative, to regulate carbon emissions from fossil-fired generation in participating states starting in 2009. Federal and/or state legislation to regulate carbon emissions could occur in the future. If such state regulation and/or legislation become effective, Exelon may incur costs in further limiting the emissions from certain of its fossil-fuel fired facilities or in procuring emission allowance credits issued by various governing bodies. However, Exelon may benefit from stricter emission standards due to its significant nuclear capacity, which is not anticipated to be affected by the proposed emission standards.

•	Exelon anticipates that it will be subject to the ongoing pressures of rising operating expenses due to increases in costs, such as medical benefits and rising payroll costs due to inflation. Also, Exelon will continue to incur significant capital costs associated with its commitment to produce and deliver energy reliably to its customers. Increasing capital costs may include the price of uranium, which fuels the nuclear facilities, and continued capital investment in Exelon’s aging distribution infrastructure and generating facilities. Exelon is determined to operate its businesses responsibly and to appropriately manage its operating and capital costs while serving its customers and producing value for its shareholders.

•	Exelon pursues growth opportunities that are consistent with its disciplined approach to investing to maximize earnings and cash flows. On September 29, 2006, Generation notified the Nuclear Regulatory Commission (NRC) that Generation will begin the application process for a combined construction and operating license that would allow for the possible construction of a new nuclear plant at an as-yet unnamed location in Texas. The filing of the letter with the NRC launches a process that preserves for Exelon the option to develop a new nuclear plant in Texas without immediately committing to the full project. The decision to build a new nuclear plant has not been made at this time; however on June 28, 2007, Generation announced that it has selected primary and secondary sites, both in southeast Texas, for a federal license application that, if obtained, would allow construction and operation of a new nuclear plant should Generation decide to build one. Among the various conditions that must be resolved before any formal decision to build is made are a permanent solution to spent nuclear fuel disposal, broad public acceptance of a new nuclear plant and assurances that a new plant using new technology can be financially successful. Generation expects to submit the application to the NRC for the combined construction and operating license in 2008.

•	During 2006, FERC issued its order approving PJM’s settlement proposal related to its Reliability Pricing Model (RPM) to provide for a forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. FERC’s adoption of the settlement proposal has had a favorable impact for owners of generation facilities, particularly for such facilities located in constrained zones. The first auction took place in April 2007 and resulted in Generation auctioning capacity at prices ranging from $40.80/MW to $197.67/MW per day for the regions in which Generation has capacity for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in Generation auctioning capacity at prices ranging from $111.92/MW to $148.80/MW per day for the regions in which Generation has capacity for the period from June 1, 2008 through May 31, 2009. Subsequent auctions will be conducted in October 2007 and January 2008 to auction capacity for periods through May 2011.

•	On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U.S. Environmental Protection Agency (EPA) holding that carbon dioxide and other greenhouse gas (GHG) emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule, and Federal or state legislation.

•	On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in a challenge to the final Phase II rule implementing Section 316(b) of the Clean Water Act. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. The court’s decision has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. Several industry parties to the litigation sought review by the entire U.S. Court of Appeals for the Second Circuit, which was denied on July 5, 2007. Parties to the litigation have until October 3, 2007 to file a petition seeking review by the U.S. Supreme Court. On July 9, 2007, the EPA formally suspended the Phase II rule due to the uncertainty about the specific compliance requirements created by the court’s remand of significant provisions of the rule. Until the EPA finalizes the rule on remand (which could take up to several years), the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. Due to this uncertainty, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule, or interim state requirements under best professional judgment, have performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, then the impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, financial position and cash flows could be material.

•	On May 10, 2007, after completion of a two year rule making process, the PAPUC adopted final Default Supplier (Provider of Last Resort) regulations, an accompanying policy statement, and a price mitigation policy statement. The regulations allow for competitive procurement by distribution companies through auctions or Requests for Proposals, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC believes this combination will stimulate competition, send market-price signals and avoid price spikes following long periods of fixed, capped rates. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Default service providers such as PECO will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO, expires December 31, 2010. The final Default Service Regulations adopted by the PAPUC will become effective once approved by Pennsylvania’s Independent Regulatory Review Commission (such approval being received on July 19, 2007), and after subsequent review by the Pennsylvania Office of Attorney General, the Pennsylvania Governor’s Budget Office and the standing committees of both houses of the Pennsylvania General Assembly. Once that review and approval process is completed, the regulations would become final once published in the Pennsylvania Bulletin.

•	In Pennsylvania and other states where transition periods have ended or rate caps have expired, there is growing pressure from state regulators and politicians to mitigate the potential impact of generation price increases on retail customers. The experiences in other states following the end of a regulatory transition period has led to a heightened state of political concern that significant generation price increases also will occur after the expiration of rate caps in Pennsylvania. While PECO’s regulatory transition period does not end until December 31, 2010, these transition periods have ended for six Pennsylvania electric distribution companies and, in some instances, generations price increases have ensued. Partly in response to the rate increases and as part of his environmental agenda, Pennsylvania Governor Edward Rendell announced an Energy Independence Strategy earlier this year that included a package of proposed legislation. Provisions of that legislation would, among other things, require default suppliers such as PECO to procure electricity for their default-service customers, after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power. The legislation also would require installation of metering technology to provide time-of-use rates to retail customers, provide for a phase-in of increased generation rates after expiration of rate caps, permit distribution companies to enter into long-term contracts with large industrial customers, and create a fee on electric consumption that the state would direct toward conservation and renewable technologies. On July 18, 2007, Governor Rendell signed into law HB1203, amending the AEPS Act (amending the force majeure and solar provisions), and HB1530, which amends Title 66 of the Pennsylvania Utility Code, allowing electric distribution companies to negotiate special contracts for larger customers. Other elements of the Governor’s proposed energy package will be considered further at a special legislative session to be held beginning September 17, 2007.

•	Prior to June 30, 2007, the Illinois House and Senate passed Senate Bill (SB) 1544 which provides for market based sourcing of generation and the sale of electricity for Illinois tax purposes. SB1544 is currently awaiting signature by the Governor of Illinois to become law. The Governor of Illinois has 60 days from June 29, 2007 to act on SB1544 before such legislation automatically becomes law. If enacted, the legislation becomes effective January 1, 2008. Exelon and Generation are currently assessing the impact SB1544 may have on their results of operations or cash flows.

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

Accounting for tax obligations requires judgments, including estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. The Registrants do not record valuation allowances for deferred tax assets related to capital losses that the Registrants believe will be realized in future periods. While the Registrants believe the resulting tax reserve balances as of June 30, 2007 and December 31, 2006 are appropriately accounted for in accordance with FIN 48, SFAS No. 5, SFAS No. 109 and CON 6 as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to their consolidated financial statements and such adjustments could be material.

New Accounting Pronouncements

See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

	Three Months
	Ended		Favorable
	June 30,		(Unfavorable)
Exelon Corporation	2007	2006	Variance

Operating revenues	$4,501	$3,697	$804
Operating expenses
Purchased power and fuel expense	1,640	1,073	(567)
Operating and maintenance expense	1,062	881	(181)
Depreciation and amortization	369	371	2
Taxes other than income	199	170	(29)

Total operating expenses	3,270	2,495	(775)

Operating income	1,231	1,202	29

Other income and deductions
Interest expense	(161)	(154)	(7)
Interest expense to affiliates, net	(53)	(68)	15
Equity in losses of unconsolidated affiliates and investments	(43)	(22)	(21)
Other, net	43	46	(3)

Total other income and deductions	(214)	(198)	(16)

Income from continuing operations before income taxes	1,017	1,004	13
Income taxes	314	363	49

Income from continuing operations	703	641	62
Income (loss) from discontinued operations, net of income taxes	(1)	3	(4)

Net income	$702	$644	$58

Diluted earnings per share	$1.03	$0.95	$0.08

Net Income.  Exelon’s net income for the three months ended June 30, 2007 reflects higher average margins on wholesale market sales; favorable weather conditions in the ComEd and PECO service territories; increased electric and gas deliveries, excluding the effects of weather, at ComEd and PECO; increased pricing for delivery services at ComEd and PECO; and increased transmission revenues at ComEd. These increases were partially offset by unrealized mark-to-market losses on contracts not yet settled; decreased energy margins at ComEd; higher operating and maintenance expenses, including higher nuclear refueling outage expenses, labor-related inflation and increased allowance for uncollectible accounts expense at ComEd; the impact of ComEd’s 2007 rate relief program and other post rate freeze period transition expenses; an update of the nuclear decommissioning asset retirement obligation recorded in the second quarter of 2006; and favorable tax settlements at PECO in 2006.

Operating Revenues.  Operating revenues increased due to an increase in wholesale and retail electric sales at Generation due to higher volumes of generation sold to the market as a result of the expiration of the ComEd PPA in 2006; higher market prices; favorable weather conditions in the ComEd and PECO service territories; higher electric and gas delivery volumes, excluding the effects of weather and customer choice, at ComEd and PECO; rate changes and mix at ComEd due to the end of the rate freeze and implementation of market-based rates for electricity; impact of the distribution rate increase; and increased transmission revenues at ComEd resulting from the 2007 transmission rate case. These increases were partially offset by ComEd customers switching to competitive electric generation suppliers and the impact of ComEd’s 2007 rate relief program. See further analysis and discussion of operating revenues by segment below.

Purchased Power and Fuel Expense.  Purchased power and fuel expense increased due to higher volumes of power purchased in the market and higher market energy prices. Purchased power represented 19% of Generation’s total supply for the three months ended June 30, 2007 and compared to 17% for the three months ended June 30, 2006. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.  Operating and maintenance expense increased primarily due to the impact of higher nuclear refueling outage costs; labor-related inflation; the impact of ComEd’s 2007 rate relief program and other post rate freeze period transition expenses; increased allowance for uncollectible accounts expense at ComEd; and a decrease in Generation’s nuclear decommissioning obligation related to the AmerGen nuclear plants recorded in the second quarter of 2006. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased primarily due to lower amortization related to investments in synthetic fuel-producing facilities. This decrease was partially offset by additional CTC amortization at PECO.

Taxes Other Than Income.  Taxes other than income increased due to favorable tax settlements in 2006 and higher taxes on utility revenues at PECO in 2007.

Other Income and Deductions.  The change in other income and deductions reflects reduced earnings associated with investments in synthetic fuel-producing facilities and expenses recorded in 2006 related to the now terminated merger with Public Service Enterprise Group Incorporated (PSEG).

Effective Income Tax Rate.  The effective income tax rate from continuing operations was 30.9% for the three months ended June 30, 2007 compared to 36.2% for the three months ended June 30, 2006. The synthetic-fuel producing facilities credit decreased the effective income tax rate from continuing operations by 6.5% for the three months ended June 30, 2007. Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

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

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the three months ended June 30, 2007 compared to the same period in 2006 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Three Months Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Generation	$578	$497	$81
ComEd	29	127	(98)
PECO	96	93	3
Other(a)	—	(76)	76

Total	$703	$641	$62

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) by Business Segment

	Three Months Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Generation	$578	$500	$78
ComEd	29	127	(98)
PECO	96	93	3
Other(a)	(1)	(76)	75

Total	$702	$644	$58

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Results of Operations — Generation

	Three Months Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$2,641	$2,214	$427
Operating expenses
Purchased power and fuel	974	843	(131)
Operating and maintenance	618	440	(178)
Depreciation and amortization	65	72	7
Taxes other than income	47	41	(6)

Total operating expenses	1,704	1,396	(308)

Operating income	937	818	119

Other income and deductions
Interest expense	(31)	(40)	9
Equity in losses of investments	(1)	(1)	—
Other, net	22	14	8

Total other income and deductions	(10)	(27)	17

Income from continuing operations before income taxes	927	791	136
Income taxes	349	294	(55)

Income from continuing operations	578	497	81
Income from discontinued operations, net of income taxes	—	3	(3)

Net income	$578	$500	$78

Net Income.  Second quarter 2007 net income was $578 million compared with $500 million in the second quarter of 2006. Generation’s net income in the second quarter of 2007 increased compared with the same quarter last year primarily due to higher revenue, net of purchased power and fuel expense, offset by increased operating and maintenance expense, primarily associated with an update of the nuclear decommissioning asset retirement obligation recorded in the second quarter of 2006, higher nuclear refueling outage expenses, and wage-related inflation. Generation’s revenue, net of purchased power and fuel expense, increased by $296 million in the second quarter of 2007 compared with the second quarter of 2006, which was driven by higher average margins primarily due to the end of the below-market price PPA with ComEd at the end of 2006, the contractual increase in the prices associated with Generation’s PPA with PECO, and partially offset by lower nuclear generation due to a higher number of refueling outage days.

Operating Revenues.  For the three months ended June 30, 2007 and 2006, Generation’s sales were as follows:

	Three Months
	Ended
	June 30,
Revenue	2007	2006	Variance	% Change

Electric sales to affiliates	$828	$1,098	$(270)	(24.6)%
Wholesale and retail electric sales	1,680	943	737	78.1%

Total electric sales revenue	2,508	2,041	467	22.9%
Retail gas sales	87	91	(4)	(4.4)%
Trading portfolio	32	3	29	n.m.
Other operating revenue(a)	14	79	(65)	(82.3)%

Total operating revenue	$2,641	$2,214	$427	19.3%

(a)	Includes sales relating to fossil fuel sales, operating service agreements and decommissioning revenue from PECO in 2007 and tolling agreements, fossil fuel sales, operating service agreements and decommissioning revenue from ComEd and PECO in 2006.
n.m. Not meaningful

	Three Months
	Ended
	June 30,
Sales (in GWhs)	2007	2006	Variance	% Change

Electric sales to affiliates	14,878	27,947	(13,069)	(46.8)%
Wholesale and retail electric sales	30,911	18,744	12,167	64.9%

Total electric sales	45,789	46,691	(902)	(1.9)%

Trading volumes of 4,775 GWhs and 7,769 GWhs for the three months ended June 30, 2007 and 2006 respectively, are not included in the table above.

Electric sales to affiliates.  Revenue from sales to affiliates decreased $270 million for the three months ended June 30, 2007, as compared to the same period in 2006. The decrease was primarily due to a $464 million decrease from lower electric sales volume, partially offset by higher prices resulting in a $194 million increase in revenues.

In the ComEd territories, lower volumes resulted in a $485 million decrease in revenues, partially offset by a $146 million increase in revenues due to higher prices. Generation’s PPA with ComEd expired December 31, 2006. As a result of the expiration of the PPA and the results of the auctions, beginning in 2007, Generation is selling more power through bilateral agreements, which resulted in higher prices, but a decrease in volumes to ComEd.

In the PECO territories, higher prices resulted in increased revenues of $48 million due to a scheduled electric generation rate increase that took effect January 1, 2007. Additionally, volumes increased resulting in increased revenues of $21 million.

Wholesale and retail electric sales.  The increase in Generation’s wholesale and retail electric sales for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Volume	$615
Price	122

Increase in wholesale and retail electric sales	$737

Wholesale and retail electric sales increased $737 million for the three months ended June 30, 2007 as compared to the same period in 2006. The increase was the result of higher volumes of generation sold to the market at higher prices as a result of the expiration of the ComEd PPA in 2006.

Retail gas sales.  Retail gas sales decreased $4 million for the three months ended June 30, 2007 as compared to the same period in 2006, of which $8 million was due to lower volumes as a result of lower demand, offset by a $4 million increase due to higher realized prices.

Other revenue.  The decrease in other revenues for the three months ended June 30, 2007 compared to the same period in 2006 was due to a $16 million decrease related to the termination of decommissioning collections from ComEd in accordance with the terms and conditions of the ICC Order which only permitted such collections through December 31, 2006. There was a decrease of $36 million due to the cessation of a tolling agreement. Additionally, a $13 million decrease in other revenues was attributable to the sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) on February 9, 2007 and the resulting absence of revenue thereafter.

Purchased Power and Fuel Expense.  Generation’s supply sources are summarized below:

	Three Months
	Ended
	June 30,
Supply Source (in GWhs)	2007	2006	Variance	% Change

Nuclear generation(a)	34,350	35,442	(1,092)	(3.1)%
Purchases — economic hedge portfolio	8,580	8,101	479	5.9%
Fossil and hydroelectric generation	2,859	3,148	(289)	(9.2)%

Total supply	45,789	46,691	(902)	1.9%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The changes in Generation’s purchased power and fuel expense for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

			Increase
	Price	Volume	(Decrease)

Purchased power costs	$30	$56	$86
Generation cost	(23)	(9)	(32)
Fuel resale cost	5	(8)	(3)
Mark-to-market	n.m.	n.m.	80

Increase in purchased power and fuel expense			$131

n.m. Not meaningful

Purchased Power Cost.  Purchased power cost includes all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation had higher purchased power volumes primarily due to lower nuclear output, partially offset by lower purchased power volumes needed to supply ComEd due to the expiration of the PPA at December 31, 2006. Additionally, Generation realized overall higher prices for purchased power. See Note 13 of the Combined Notes to Consolidated Financial Statements.

Generation Cost.  Generation cost includes fuel cost for internally generated energy. Generation experienced overall lower generation costs for the three months ended June 30, 2007 as compared to the same period in 2006 due to decreased prices related to fossil fuel generation. The decreased volume of $9 million was primarily due to lower nuclear and fossil fuel generation.

Fuel Resale Cost.  Fuel resale cost includes retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the three months ended June 30, 2007 as compared to quarter ended

2006 consisted of overall higher prices resulting in an increase of $5 million. Additionally, a decrease of $8 million was the result of lower volumes caused by lower demand.

Mark-to-market.  Mark-to-market gains on power hedging activities were $16 million for the three months ended June 30, 2007 compared to gains of $50 million for the same period in 2006. Mark-to-market losses on fuel hedging activities were $38 million for the three months ended June 30, 2007 compared to gains of $8 million for the same period in 2006.

Generation’s average margins per MWh of electricity sold during the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30,
($/MWh)	2007	2006	% Change

Average electric revenue
Electric sales to affiliates	$55.65	$39.29	41.6%
Wholesale and retail electric sales	54.35	50.31	8.0%
Total — excluding the trading portfolio	54.77	43.71	25.3%
Average electric supply cost(a) — excluding the trading portfolio	19.27	16.04	20.1%
Average margin — excluding the trading portfolio	35.50	27.67	28.3%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

Nuclear fleet operating data for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months
	Ended
	June 30,
	2007	2006

Nuclear fleet capacity factor(a)	93.6%	95.5%
Nuclear fleet production cost per MWh(a)	$14.29	$12.94

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor decreased primarily due to more planned refueling outage days during the three months ended June 30, 2007 compared to the same period in 2006. This increase in planned refueling outage days was partially offset by a decrease in non-refueling outage days. For the three months ended June 30, 2007 and 2006, refueling outage days totaled 55 and 35, respectively, while non-refueling outage days totaled 18 and 24, respectively. The lower number of net MWh’s generated due to the higher number of planned refueling outage days along with the associated refueling outage costs, resulted in a higher production cost per MWh for the three months ended June 30, 2007 as compared to the same period in 2006.

Operating and Maintenance Expense.  The increase in operating and maintenance expense for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Decommissioning-related activities	$133
Nuclear refueling outage costs	19
Pension, payroll and benefit costs	19
Other	7

Increase in operating and maintenance expense	$178

•	The $133 million increase in the nuclear decommissioning-related activities was associated with the recognition of a credit totaling $149 million which represented the reduction in the asset retirement obligation in excess of the asset retirement cost balance for the AmerGen units recorded in the same period in 2006, offset by a $16 million decrease resulting from the termination of revenue collections from ComEd, which likewise no longer required an offset through operating and maintenance expense.

•	The $19 million increase in nuclear fueling outage costs was associated with more planned refueling outage days during the three months ended June 30, 2007 as compared to the same period 2006.

•	The $19 million increase in pension, payroll and benefit costs reflected the impact of inflation as well as an increase in various direct and allocated fringe costs.

•	The $7 million increase in other operating and maintenance expenses for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to an increase in contracting charges resulting from increased outage costs for fossil and hydroelectric facilities, offset primarily by a decrease in service agreement-related expenses.

Depreciation and Amortization.  The decrease in depreciation and amortization expense for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to the reassessment of the useful lives, for accounting purposes, of several fossil facilities.

Interest Expense.  The decrease in net interest expense for the three months ended June 30, 2007 as compared to the same period in 2006 was primarily attributable to a decline in the amount of commercial paper that was outstanding during the three months ended June 30, 2007 as compared to the same period in 2006.

Other, Net.  The change in other, net reflects a gain on sale of investments recognized in the second quarter of 2007.

Effective Income Tax Rate.  There was not a significant change in the effective income tax rate for the three months ended June 30, 2007 compared to the same period in 2006. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Discontinued Operations.  On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc (Sithe). Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations within Generation’s Consolidated Statements of Operations and Comprehensive Income.

For the three months ended June 30, 2007, there was no significant activity related to discontinued operations included in Generation’s Consolidated Statement of Income and Comprehensive Income. For the three months ended June 30, 2006, Generation’s Consolidated Statement of Income and Comprehensive Income included $3 million (after-tax) gain on disposal of discontinued operations. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations — ComEd

	Three Months Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$1,420	$1,453	$(33)
Operating expenses
Purchased power	838	766	(72)
Operating and maintenance	266	218	(48)
Depreciation and amortization	109	106	(3)
Taxes other than income	76	71	(5)

Total operating expenses	1,289	1,161	(128)

Operating income	131	292	(161)

Other income and deductions
Interest expense, net	(87)	(77)	(10)
Equity in losses of unconsolidated affiliates	(2)	(3)	1
Other, net	5	1	4

Total other income and deductions	(84)	(79)	(5)

Income before income taxes	47	213	(166)
Income taxes	18	86	68

Net income	$29	$127	$(98)

Net Income.  As more fully described below, ComEd’s net income for the three months ended June 30, 2007 compared to the same period in 2006 reflected lower operating revenues, higher purchased power expense, higher operating and maintenance expense and higher interest expense. Beginning in 2007, ComEd ceased earning margin on the energy component of its deliveries to its customers, nor is it collecting CTC revenues. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd anticipates filing a new delivery service rate case during the third quarter of 2007 based on a 2006 test year and also filed a transmission rate case during the first quarter 2007. On June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate effective May 1, 2007, subject to refund. The requested rate increase is designed to reduce the regulatory lag related to recovery of these costs and returns on ComEd’s investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion. In 2007, ComEd incurred increased costs associated with transitioning from the rate freeze period including implementing the Rate Relief and Rate Stabilization programs.

Operating Revenues and Purchased Power Expense.  The changes in operating revenues and purchased power expense for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Operating	Purchased	Revenue Net of
	Revenues	Power	Purchased Power

Customer choice	$(311)	$(228)	$(83)
Rate changes and mix	217	273	(56)
Rate Relief Program	(18)	—	(18)
Transmission	26	—	26
Weather	57	34	23
Volume	4	—	4
Other	(8)	(7)	(1)

Total increase (decrease)	$(33)	$72	$(105)

Customer choice

Revenue.  All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. As of June 30, 2007, two competitive electric generation suppliers had been granted approval to serve residential customers in the ComEd service territory. However, they are not currently supplying electricity to any residential customers.

As a result of ComEd’s higher electricity rates, more non-residential customers have elected to have a competitive electric generation supplier provide their electricity. For the three months ended June 30, 2007 and 2006, 51% and 24%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers. Most of the customers previously receiving electricity under the power purchase option (PPO) are now electing either to buy their electricity from a competitive electric generation supplier or from ComEd under tariff rates.

	Three Months
	Ended June 30,
	2007	2006

Retail customers purchasing electricity from a competitive electric generation supplier:
Volume (GWhs)(a)	11,290	5,063
Percentage of total retail deliveries	51%	24%
Retail customers purchasing electricity from a competitive electric generation supplier or the ComEd PPO:
Number of customers at period end	41,500	16,100
Percentage of total retail customers	1%	(b )
Volume (GWhs)(a)	11,291	6,552
Percentage of total retail deliveries	51%	31%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Less than one percent.

Purchased Power.  The decrease in purchased power expense from customer choice was primarily due to more ComEd non-residential customers electing to purchase electricity from a competitive electric generation supplier.

Rate changes and mix

Revenue.  The increase in revenue related to rate changes and mix primarily reflects the end of the rate freeze and the implementation of market-based rates for electricity and the impact of the distribution rate increase. In 2006, most customers were charged a bundled rate that included distribution, transmission and the cost of electricity. Additionally, under Illinois law, no CTCs are permitted to be collected after 2006. As of January 2007, ComEd began billing customers on an unbundled basis which includes separate charges for distribution, transmission and electricity. Given the relatively small increase approved by the ICC in the annual distribution rates of $83 million, the majority of the change in year over year pricing is driven by the inclusion of market-based electricity rates. The market-based electricity rates were determined through the reverse-auction competitive bidding process. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information. Additionally starting in 2007, ComEd is recovering former manufacturing gas plant remediation costs from customers.

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

Rate Relief Program

Revenue.  As part of its program for customer rate relief, ComEd is issuing credits to certain customers. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the Rate Relief Programs.

Transmission

Revenue.  In 2007, ComEd experienced increased revenue for the provision of transmission services resulting from increased peak and kWh load within the ComEd service territory. Additionally on June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate effective May 1, 2007, subject to refund. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the Transmission Rate Case.

Weather

Revenue.  Revenues were higher due to favorable weather conditions for the three months ended June 30, 2007 compared to the same period in 2006. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity. Conversely, mild weather reduces demand. In ComEd’s service territory, cooling degree days were 43% higher during the three months ended June 30, 2007 compared to the same period in 2006.

Purchased Power.  The increase in purchased power expense attributable to weather was due to higher demand resulting from favorable weather conditions in the ComEd service territory relative to the prior year.

Volume

Revenue.  The increase in revenues for the provision of distribution services primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers.

Other

Revenue — Economic Hedge Derivative Contracts.  During the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, ComEd had a net $5 million decrease in economic hedge derivative contracts activity, including mark-to-market adjustments and settlements.

Revenue — Wholesale Contracts.  ComEd’s revenues decreased $11 million as a result of certain wholesale contracts expiring in May 2007.

Purchased Power — Wholesale Contracts.  ComEd’s purchased power decreased $8 million as a result of certain wholesale contracts expiring in May 2007.

Operating and Maintenance Expense.  The changes in operating and maintenance expense for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase

Post rate freeze period transition expenses(a)	$17
Allowance for uncollectible accounts expense(b)	12
Contracting	5
Fringe benefits(c)	5
Wages and salaries	4
Other	5

Increase in operating and maintenance expense	$48

(a)	Includes increased advertising costs, costs associated with the Rate Relief and Customers’ Affordable Reliable Energy (CARE) programs of $7 million, costs associated with implementing ComEd’s Rate Stabilization plan and other costs associated with transitioning to the post rate freeze period. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information.

(b)	Reflects higher revenues due to increased customer receivables resulting from the inclusion of market-based electricity rates and higher delivery rates. Also reflects an increase in older outstanding receivable balances from customers as a result of a management decision to reduce the number of non-paying customers being disconnected.

(c)	Reflects increases in various fringe benefits primarily due to increased pension and other postretirement benefits costs of $5 million.

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Depreciation expense associated with higher plant balances	$5
Amortization of regulatory assets	(2)

Increase in depreciation and amortization expense	$3

In 2007, ComEd’s amortization reflects the impacts of the elimination of the regulatory asset for recoverable transition costs partially offset by the initial amortization of the various regulatory assets authorized by the ICC in its 2006 orders. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information.

Taxes Other Than Income.  Taxes other than income increased for the three months ended June 30, 2007 compared to the same period in 2006 as a result of an increase in real estate and property taxes.

Interest Expense, Net.  The increase in interest expense, net for the three months ended June 30, 2007 compared to the same period in 2006 primarily resulted from higher debt balances and higher interest rates. Also in 2007, ComEd’s interest expense, net reflected $3 million of the initial amortization of the regulatory asset related to the early debt retirement costs authorized by the ICC in 2006.

Other, Net.  Other, net increased for the three months ended June 30, 2007 compared to the same period in 2006. The changes consisted of the following:

Increase

Gain on disposal of assets and investments, net	$3
Allowance for funds used during construction, equity	1

Increase in other, net	$4

Income Taxes.  The effective income tax rate was 38.3% for the three months ended June 30, 2007 compared to 40.4% for the three months ended June 30, 2006. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months
	Ended
	June 30,
Retail Deliveries — (in GWhs)	2007	2006	Variance	% Change

Full service(a)
Residential	6,359	6,124	235	3.8%
Small commercial & industrial	3,835	5,709	(1,874)	(32.8)%
Large commercial & industrial	539	2,430	(1,891)	(77.8)%
Public authorities & electric railroads	213	514	(301)	(58.6)%

Total full service	10,946	14,777	(3,831)	(25.9)%

PPO
Small commercial & industrial	—	814	(814)	(100.0)%
Large commercial & industrial	1	675	(674)	(99.9)%

	1	1,489	(1,488)	(99.9)%

Delivery only(b)
Small commercial & industrial	4,390	1,291	3,099	n.m.
Large commercial & industrial	6,785	3,772	3,013	79.9%
Public authorities & electric railroads	115	—	115	n.m.

	11,290	5,063	6,227	123.0%

Total PPO and delivery only	11,291	6,552	4,739	72.3%

Total retail deliveries	22,237	21,329	908	4.3%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.

(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

n.m. Not meaningful.

	Three Months
	Ended
	June 30,
Electric Revenue	2007	2006	Variance	% Change

Full service(a)
Residential	$696	$547	$149	27.2%
Small commercial & industrial	380	452	(72)	(15.9)%
Large commercial & industrial	35	130	(95)	(73.1)%
Public authorities & electric railroads	18	32	(14)	(43.8)%

Total full service	1,129	1,161	(32)	(2.8)%

PPO(b)
Small commercial & industrial	—	61	(61)	(100.0)%
Large commercial & industrial	—	42	(42)	(100.0)%

	—	103	(103)	(100.0)%

Delivery only(c)
Small commercial & industrial	70	21	49	n.m.
Large commercial & industrial	71	40	31	77.5%
Public authorities & electric railroads	1	—	1	n.m.

	142	61	81	132.8%

Total PPO and delivery only	142	164	(22)	(13.4)%

Total electric retail revenues	1,271	1,325	(54)	(4.1)%
Other revenue(d)	151	125	26	20.8%
Economic hedge derivative contracts	(2)	3	(5)	(166.7)%

Total operating revenues	$1,420	$1,453	$(33)	(2.3)%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC through December 31, 2006.

(c)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC through December 31, 2006.

(d)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

n.m. Not meaningful.

Results of Operations — PECO

	Three Months
	Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$1,269	$1,148	$121
Operating expenses
Purchased power and fuel	655	577	(78)
Operating and maintenance	146	141	(5)
Depreciation and amortization	185	172	(13)
Taxes other than income	71	53	(18)

Total operating expenses	1,057	943	(114)

Operating income	212	205	7

Other income and deductions
Interest expense, net	(64)	(67)	3
Equity in losses of unconsolidated affiliates	(2)	(2)	—
Other, net	5	2	3

Total other income and deductions	(61)	(67)	6

Income before income taxes	151	138	13
Income taxes	55	45	(10)

Net income	96	93	3
Preferred stock dividends	1	1	—

Net income on common stock	$95	$92	$3

Net Income.  PECO’s net income for the three months ended June 30, 2007 compared to the same period in 2006 increased primarily due to higher operating revenues, net of purchased power and fuel expense, which reflected increased sales from favorable weather conditions for electric and gas and increased usage across all customer classes for electric. Partially offsetting higher operating revenues, net of purchased power and fuel expense, was higher CTC amortization, which was in accordance with PECO’s 1998 restructuring settlement with the PAPUC, which was mandated by the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act).

Electric and Gas Operating Revenues, Purchased Power and Fuel Expense.  The changes in PECO’s operating revenues and purchased power and fuel expense for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
								Purchased
	Operating	Purchased		Operating	Fuel		Operating	Power and
	Revenues	Power	Net	Revenues	Expense	Net	Revenues	Fuel	Net

Weather	$29	$12	$17	$26	$21	$5	$55	$33	$22
Volume	29	12	17	4	4	—	33	16	17
Rate increases (decreases)	44	44	—	(16)	(16)	—	28	28	—
Customer choice	2	2	—	—	—	—	2	2	—
Other rate changes and mix	(3)	3	(6)	(2)	1	(3)	(5)	4	(9)
Other	6	(5)	11	2	—	2	8	(5)	13

Total increase	$107	$68	$39	$14	$10	$4	$121	$78	$43

Weather

Revenues.  The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased sales of electricity and gas. Conversely, mild weather reduces demand. Revenues were higher due to favorable weather conditions in PECO’s service territory, where heating degree days and cooling degree days were 51% and 22% higher, respectively, during the three months ended June 30, 2007 compared to the same period in 2006.

Purchased Power and Fuel Expense.  The increase in purchased power and fuel expense attributable to weather was due to higher demand as a result of favorable weather conditions in the PECO service territory relative to the prior year.

Volume

Revenues.  The increase in revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and across residential and large commercial and industrial customer classes for gas. In addition, there was a favorable impact of an increased number of customers primarily in the residential and small commercial and industrial customer classes for electric and gas.

Purchased Power and Fuel Expense.  The increase in purchased power and fuel expense as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and across residential and large commercial and industrial classes for gas. In addition, the increase reflected the impact of an increased number of customers primarily in the residential and small commercial and industrial customer classes for electric and gas.

Rate increases (decreases)

Revenues.  The increase in electric revenues attributable to electric rate increases reflects a scheduled electric generation rate increase effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings, which represents the last scheduled rate increase through 2010 under PECO’s 1998 restructuring settlement. This rate increase does not affect operating income as PECO incurs corresponding and offsetting purchased power expense under its PPA with Generation. The decrease in gas revenues was due to net decreases in rates through PAPUC-approved quarterly changes to the purchased gas adjustment clause. The average purchased gas cost rate per million cubic feet in effect for the three months ended June 30, 2007 was 16% lower than the average rate for the same period in 2006.

Purchased Power and Fuel Expense.  The increase in purchased power expense attributable to electric rate increases reflects the scheduled generation rate increase under the PPA with Generation. The decrease in fuel expense reflects lower gas prices.

Customer choice

Revenues and Purchased Power.  For the three months ended June 30, 2007 and 2006, 2% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers.

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

	Three Months Ended June 30,
	2007	2006

Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	31,700	38,300
Percentage of total retail customers	2%	3%
Volume (GWhs)(a)	158	188
Percentage of total retail deliveries	2%	2%

(a)	One GWh is the equivalent of one million kWh.

The increase in electric retail revenue and expense associated with customer choice reflects customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other rate changes and mix

Revenues.  The decrease in electric and gas revenues attributable to other rate changes and mix reflects the effects of rate blocking, whereby certain customer charges per unit of energy are reduced when customer usage exceeds a certain threshold.

Purchased Power and Fuel Expense.  The increase in purchased power attributable to other rate changes and mix reflects a change in the mix of average pricing related to PECO’s PPA with Generation.

Other revenues and expenses

Revenues.  The increase in electric and gas revenues was primarily due to increased late charges.

Purchased Power and Fuel.  The decrease in purchased power was due to various factors, none of which were individually material.

Operating and Maintenance Expense.  The changes in operating and maintenance expense for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Wages and salaries	$4
Storm costs	3
Allowance for uncollectible accounts expense	(4)
Other	2

Increase in operating and maintenance expense	$5

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to an increase in CTC amortization of $15 million. PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.

Taxes Other Than Income.  The changes in taxes other than income for the three months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Taxes on utility revenues(a)	$7
State franchise tax adjustment in 2006(b)	7
Sales and use tax adjustment in 2006(b)	5
Other	(1)

Increase in taxes other than income	$18

(a)	As these taxes were collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in tax expense was offset by a corresponding increase in revenues.

(b)	Represents the reduction of tax accruals in the second quarter of 2006 following settlements related to 2005 tax assessments.

Interest Expense, Net.  The decrease in interest expense, net for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to scheduled payments on long-term debt owed to PECO Energy Transition Trust (PETT), partially offset by an increase in interest expense associated with a higher amount of outstanding long-term First and Refunding Mortgage Bonds.

Other, Net.  The increase for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to interest income associated with the adoption of FIN 48. See Note 14 of the Combined Notes to Consolidated Financial Statements for further details of the components of other, net. See Notes 3 and 10 of the Combined Notes to Consolidated Financial Statements for additional information regarding the adoption of FIN 48.

Income Taxes.  The effective income tax rate was 36.4% for the three months ended June 30, 2007 compared to 32.6% for the three months ended June 30, 2006. See Note 10 of the Combined Notes to Consolidated Financial Statements for further details of the components of the effective income tax rates.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months
	Ended
	June 30,
Retail Deliveries — (in GWhs)	2007	2006	Variance	% Change

Full service(a)
Residential	2,963	2,719	244	9.0%
Small commercial & industrial	1,995	1,869	126	6.7%
Large commercial & industrial	4,054	3,875	179	4.6%
Public authorities & electric railroads	202	229	(27)	(11.8)%

Total full service	9,214	8,692	522	6.0%

Delivery only(b)
Residential	10	14	(4)	(28.6)%
Small commercial & industrial	145	163	(18)	(11.0)%
Large commercial & industrial	3	11	(8)	(72.7)%

Total delivery only	158	188	(30)	(16.0)%

Total retail deliveries	9,372	8,880	492	5.5%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.

(b)	Delivery only service reflects customers receiving electric generation service from a competitive electric generation supplier.

	Three Months
	Ended
	June 30,
Electric Revenue	2007	2006	Variance	% Change

Full service(a)
Residential	$445	$392	$53	13.5%
Small commercial & industrial	265	236	29	12.3%
Large commercial & industrial	341	319	22	6.9%
Public authorities & electric railroads	21	22	(1)	(4.5)%

Total full service	1,072	969	103	10.6%

Delivery only(b)
Residential	1	1	—	0.0%
Small commercial & industrial	8	9	(1)	(11.1)%
Large commercial & industrial	—	1	(1)	(100.0)%

Total delivery only	9	11	(2)	(18.2)%

Total electric retail revenues	1,081	980	101	10.3%

Other revenue(c)	66	60	6	10.0%

Total electric and other revenue	$1,147	$1,040	$107	10.3%

(a)	Full service revenue reflects revenue from customers taking generation service under tariff rates, which include the cost of energy, the cost of transmission and distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from a competitive electric generation supplier, which includes the cost of distribution of the energy and a CTC.

(c)	Other revenues include transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Three Months Ended June 30,
Deliveries to customers (in million cubic feet (mmcf))	2007	2006	Variance	% Change

Retail sales	8,317	6,292	2,025	32.2%
Transportation	5,928	6,139	(211)	(3.4)%

Total	14,245	12,431	1,814	14.6%

	Three Months Ended June 30,
Revenue	2007	2006	Variance	% Change

Retail sales	$116	$103	$13	12.6%
Transportation	3	4	(1)	(25.0)%
Resales and other	3	1	2	n.m.

Total gas revenue	$122	$108	$14	13.0%

n.m. Not meaningful

Results of Operations — Exelon Corporation

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

	Six Months
	Ended		Favorable
	June 30,		(Unfavorable)
Exelon Corporation	2007	2006	Variance

Operating revenues	$9,330	$7,559	$1,771
Operating expenses
Purchased power and fuel expense	3,655	2,534	(1,121)
Operating and maintenance expense	2,120	1,906	(214)
Depreciation and amortization	738	735	(3)
Taxes other than income	395	364	(31)

Total operating expenses	6,908	5,539	(1,369)

Operating income	2,422	2,020	402

Other income and deductions
Interest expense	(318)	(306)	(12)
Interest expense to affiliates, net	(109)	(139)	30
Equity in losses of unconsolidated affiliates and investments	(69)	(61)	(8)
Other, net	106	91	15

Total other income and deductions	(390)	(415)	25

Income from continuing operations before income taxes	2,032	1,605	427
Income taxes	648	564	(84)

Income from continuing operations	1,384	1,041	343
Income from discontinued operations, net of income taxes	9	3	6

Net income	$1,393	$1,044	$349

Diluted earnings per share	$2.05	$1.55	$0.50

Net Income.  Exelon’s net income for the six months ended June 30, 2007 reflects higher average margins on wholesale market sales; higher nuclear output at Generation; decreased nuclear refueling outage costs; a favorable PJM billing settlement with PPL; favorable weather conditions in the ComEd and PECO service territories; increased electric and gas deliveries, excluding the effects of weather, at ComEd and PECO; increased pricing for delivery services at ComEd and PECO; increased transmission revenues at ComEd; and increased earnings associated with investments in synthetic fuel-producing facilities. These increases were partially offset by unrealized mark-to-market losses on contracts not yet settled; decreased energy margins at ComEd; higher operating and maintenance expenses, including labor-related inflation and increased allowance for uncollectible accounts expense at ComEd; the impact of ComEd’s 2007 rate relief program and other post rate freeze period transition expenses; increased depreciation and amortization expense, primarily related to CTC amortization at PECO; an update of the nuclear decommissioning asset retirement obligation recorded in the second quarter of 2006; and favorable tax settlements at PECO in 2006.

Operating Revenues.  Operating revenues increased due to an increase in wholesale and retail electric sales at Generation due to higher volumes of generation sold to the market as a result of the expiration of the ComEd PPA in 2006; higher market prices; favorable weather conditions in the ComEd and PECO service territories; higher electric and gas delivery volumes, excluding the effects of weather and customer choice, at ComEd and PECO; rate changes and mix at ComEd due to the end of the rate freeze and implementation of market-based rates for electricity; impact of the distribution rate increase; and increased transmission revenues at ComEd resulting from the 2007 transmission rate case and increased load. These increases were partially offset by ComEd customers switching to competitive electric generation suppliers and the impact of ComEd’s 2007 rate relief program. See further analysis and discussion of operating revenues by segment below.

Purchased Power and Fuel Expense.  Purchased power and fuel expense increased due to higher volumes of power purchased in the market and higher market energy prices. Purchased power represented 19% of Generation’s total supply for the six months ended June 30, 2007 and compared to 17% for the six months ended June 30, 2006. This increase was partially offset by a favorable PJM billing settlement with PPL. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.  Operating and maintenance expense increased primarily due to labor-related inflation; the impact of ComEd’s 2007 rate relief program and other post rate freeze period transition expenses; increased allowance for uncollectible accounts expense at ComEd; and a decrease in Generation’s nuclear decommissioning obligation related to the AmerGen nuclear plants recorded in the second quarter of 2006. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased primarily due to additional CTC amortization at PECO. This increase was partially offset by lower amortization related to investments in synthetic fuel-producing facilities.

Taxes Other Than Income.  Taxes other than income increased primarily due to favorable tax settlements at PECO in 2006 and higher taxes on utility revenues at PECO in 2007.

Other Income and Deductions.  The change in other income and deductions reflects interest income related to the favorable PJM billing settlement with PPL, a gain related to the sale of investments by Generation, earnings associated with investments in synthetic fuel-producing facilities and expenses recorded in 2006 related to the now terminated merger with PSEG.

Effective Income Tax Rate.  The effective income tax rate from continuing operations was 31.9% for the six months ended June 30, 2007 compared to 35.1% for the six months ended June 30, 2006. The synthetic-fuel producing facilities credit decreased the effective income tax rate from continuing operations by 5.6% for the six months ended June 30, 2007. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

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

During the six months ended June 30, 2007, Exelon’s Consolidated Statement of Income and Comprehensive Income included $9 million (after-tax) of income from discontinued operations related to a favorable legal settlement at Enterprises and $3 million (after-tax) of income from discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the six months ended June 30, 2007 compared to the same period in 2006 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Six Months
	Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Generation	$1,133	$765	$368
ComEd	33	181	(148)
PECO	224	186	38
Other(a)	(6)	(91)	85

Total	$1,384	$1,041	$343

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Net Income (Loss) by Business Segment

	Six Months
	Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Generation	$1,138	$768	$370
ComEd	33	181	(148)
PECO	224	186	38
Other(a)	(2)	(91)	89

Total	$1,393	$1,044	$349

(a)	Other includes corporate operations, shared service entities, including BSC, Enterprises, investments in synthetic fuel-producing facilities and intersegment eliminations.

Results of Operations — Generation

	Six Months
	Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$5,344	$4,434	$910
Operating expenses
Purchased power and fuel	2,038	1,817	(221)
Operating and maintenance	1,257	1,108	(149)
Depreciation and amortization	133	139	6
Taxes other than income	88	84	(4)

Total operating expenses	3,516	3,148	(368)

Operating income	1,828	1,286	542

Other income and deductions
Interest expense	(66)	(82)	16
Equity in earnings (losses) of investments	1	(5)	6
Other, net	54	20	34

Total other income and deductions	(11)	(67)	56

Income from continuing operations before income taxes	1,817	1,219	598
Income taxes	684	454	(230)

Income from continuing operations	1,133	765	368
Income from discontinued operations, net of income taxes	5	3	2

Net income	$1,138	$768	$370

Net Income.  Generation’s net income for the six months ended June 30, 2007 compared to the same period in 2006 increased primarily due to higher revenue, net of purchased power and fuel expense, offset by increased operating and maintenance expense, primarily associated with an update of the nuclear decommissioning asset retirement obligation recorded in the second quarter of 2006, higher nuclear refueling outage expenses and wage-related inflation. Generation’s revenue, net of purchased power and fuel expense, increased by $689 million for the six months ended June 30, 2007 compared to the same period in 2006, which was driven by higher average margins primarily due to the end of the below-market price PPA with ComEd at the end of 2006, the contractual increase in the prices associated with Generation’s PPA with PECO, and by a PJM billing settlement with PPL. In addition to these impacts, Generation’s net income for the six months ended June 30, 2007 included (all after tax) a gain on the sale of investments of $11 million and earnings of $5 million associated with the settlement of a tax matter related to Generation’s previous investment in Sithe.

Operating Revenues.  For the six months ended June 30, 2007 and 2006, Generation’s sales were as follows:

	Six Months
	Ended
	June 30,
Revenue	2007	2006	Variance	% Change

Electric sales to affiliates	$1,688	$2,270	$(582)	(25.6)%
Wholesale and retail electric sales	3,317	1,689	1,628	96.4%

Total electric sales revenue	5,005	3,959	1,046	26.4%
Retail gas sales	269	340	(71)	(20.9)%
Trading portfolio	32	5	27	n.m.
Other operating revenue(a)	38	130	(92)	(70.7)%

Total operating revenue	$5,344	$4,434	$910	20.5%

(a)	Includes sales relating to fossil fuel sales, operating service agreements and decommissioning revenue from PECO in 2007 and tolling agreements, fossil fuel sales, operating service agreements and decommissioning revenue from ComEd and PECO in 2006.

n.m.	Not meaningful.

	Six Months
	Ended
	June 30,
Sales (in GWhs)	2007	2006	Variance	% Change

Electric sales to affiliates	31,083	57,870	(26,787)	(46.3)%
Wholesale and retail electric sales	61,740	33,052	28,688	86.8%

Total electric sales	92,823	90,922	1,901	2.1%

Trading volumes of 9,876 GWhs and 14,754 GWhs for the six months ended June 30, 2007 and 2006 respectively, are not included in the table above.

Electric sales to affiliates.  Revenue from sales to affiliates decreased $582 million for the six months ended June 30, 2007, as compared to the same period in 2006. The decrease was primarily due to a $970 million decrease from lower electric sales volume, partially offset by higher prices resulting in a $388 million increase in revenues.

In the ComEd territories, lower volumes resulted in a $1,021 million decrease in revenues, partially offset by a $306 million increase in revenues due to higher prices. Generation’s PPA with ComEd expired December 31, 2006. As a result of the expiration of the PPA and the results of the auctions, beginning in 2007, Generation is selling more power through bilateral agreements, which resulted in higher prices, but a decrease in volumes to ComEd.

In the PECO territories, higher prices resulted in increased revenues of $82 million due to a scheduled electric generation rate increase that took effect January 1, 2007. Additionally, volumes increased resulting in increased revenues of $51 million.

Wholesale and retail electric sales.  The increase in Generation’s wholesale and retail electric sales for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase

Volume	$1,483
Price	145

Increase in wholesale and retail electric sales	$1,628

Wholesale and retail electric sales increased $1,628 million for the six months ended June 30, 2007 as compared to the same period in 2006. The increase was the result of higher volumes of generation sold to the market as a result of the expiration of the ComEd PPA in 2006.

Retail gas sales.  Retail gas sales decreased $71 million for the six months ended June 30, 2007 as compared to the same period in 2006, of which $41 million was due to lower realized prices and $30 million was due to lower volumes as a result of lower demand.

Other revenue.  The decrease in other revenues for the six months ended June 30, 2007 compared to the same period in 2006 was due to a $32 million decrease related to the termination of decommissioning collections from ComEd in accordance with the terms and conditions of the ICC Order which only permitted such collections through December 31, 2006. There was a decrease of $36 million due to the cessation of a tolling agreement. Additionally, a $24 million decrease in other revenues was attributable to the sale of TEG and TEP on February 9, 2007 and the resulting absence of revenue thereafter.

Purchased Power and Fuel Expense.  Generation’s supply sources are summarized below:

	Six Months
	Ended
	June 30,
Supply Source (in GWhs)	2007	2006	Variance	% Change

Nuclear generation(a)	69,707	68,933	774	1.1%
Purchases — economic hedge portfolio	17,263	15,870	1,393	8.8%
Fossil and hydroelectric generation	5,853	6,119	(266)	(4.3)%

Total supply	92,823	90,922	1,901	2.1%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The changes in Generation’s purchased power and fuel expense for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

			Increase
	Price	Volume	(Decrease)

Purchased power costs	$6	$122	$128
Generation cost	(10)	3	(7)
Fuel resale cost	(45)	(28)	(73)
Mark-to-market	n.m.	n.m.	173

Increase in purchased power and fuel expense			$221

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

Generation Cost.  Generation cost includes fuel cost for internally generated energy. Generation experienced overall lower generation costs for the six months ended June 30, 2007 as compared to the same period in 2006 due to decreased prices related to fossil fuel generation. The increased volume of $3 million was primarily due to higher nuclear generation.

Fuel Resale Cost.  Fuel resale cost includes retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the six months ended June 30, 2007 as compared to the same period in 2006 consisted of overall lower prices resulting in a decrease of $45 million. Additionally, a decrease of $28 million was the result of lower volumes caused by lower demand.

Mark-to-market.  Mark-to-market losses on power hedging activities were $145 million for the six months ended June 30, 2007 compared to gains of $88 million for the same period in 2006. Mark-to-market gains on fuel hedging activities were $8 million for the six months ended June 30, 2007 compared to losses of $52 million for the same period in 2006.

Generation’s average margins per MWh of electricity sold during the six months ended June 30, 2007 and 2006 were as follows:

	Six Months
	Ended
	June 30,
($/MWh)	2007	2006	% Change

Average electric revenue
Electric sales to affiliates	$54.31	$39.23	38.4%
Wholesale and retail electric sales	53.73	51.10	5.1%
Total — excluding the trading portfolio	53.92	43.54	23.8%
Average electric supply cost(a) — excluding the trading portfolio	19.08	16.23	17.6%
Average margin — excluding the trading portfolio	34.84	27.31	27.6%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

Nuclear fleet operating data for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months
	Ended
	June 30,
	2007	2006

Nuclear fleet capacity factor(a)	95.0%	93.3%
Nuclear fleet production cost per MWh(a)	$14.28	$14.19

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor increased primarily due to fewer planned refueling outage and non-refueling outage days during the six months ended June 30, 2007 compared to the same period in 2006. For the six months ended June 30, 2007 and 2006, refueling outage days totaled 95 and 114, respectively, and non-refueling outage days totaled 19 and 49, respectively. Additionally, during the six months ended June 30, 2007, both Quad Cities units operated at Extended Power Uprate (EPU) generation levels for the entire period as compared to the six months ended June 30, 2006, when the generation levels of both Quad Cities units operated intermittently at pre-EPU generation levels during that period to address vibration related equipment issues. The higher number of net MWh’s generated was offset by labor-related inflation and higher costs for nuclear fuel, NRC reactor fees, and security, resulting in a slightly higher production cost per MWh for the six months ended June 30, 2007 as compared to the same period in 2006.

Operating and Maintenance Expense.  The increase in operating and maintenance expense for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Decommissioning-related activities	$118
Pension, payroll and benefit costs	43
Nuclear refueling outage costs	(9)
Other	(3)

Increase in operating and maintenance expense	$149

The net $149 million increase was primarily attributable to the following:

•	A $118 million increase in nuclear decommissioning-related activities was associated with the recognition of a credit totaling $149 million which represented a reduction in the asset retirement obligation in excess of the asset retirement cost balance for the AmerGen units recorded in the same period in 2006, offset by a $31 million decrease resulting from the termination of revenue collections from ComEd, which likewise no longer required an offset through operating and maintenance expense.

•	A $43 million increase in pension, payroll and benefit costs reflected the impact of inflation as well as an increase in various direct and allocated fringe costs.

•	A $9 million decrease in nuclear refueling outage costs was associated with the fewer planned refueling outage days during the six months ended June 30, 2007 as compared to the same period in 2006.

•	A $3 million decrease in other operating and maintenance expense for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to a decrease in service agreement-related expenses, offset by an increase in contracting charges resulting from increased outage costs for fossil and hydroelectric facilities.

Depreciation and Amortization.  The decrease in depreciation and amortization expense for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to the reassessment of the useful lives, for accounting purposes, of several fossil facilities.

Interest Expense.  The decrease in net interest expense for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily attributable to an interest payment made in 2006 to the Internal Revenue Service (IRS) in settlement of a tax matter and to a decline in the amount of commercial paper that was outstanding during the six months ended June 30, 2007 as compared to the same period in 2006.

Other, Net.  The change in other, net reflects a gain on sale of investments recognized in the first and second quarters of 2007.

Effective Income Tax Rate.  There was not a significant change in the effective income tax rate for the six months ended June 30, 2007 compared to the same period in 2006. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Discontinued Operations.  On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations within Generation’s Consolidated Statements of Operations and Comprehensive Income.

For the six months ended June 30, 2007, Generation’s Consolidated Statement of Income and Comprehensive Income included $5 million (after-tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. For the six months ended June 30, 2006, Generation’s Consolidated Statement of Income and Comprehensive Income included $3 million (after-tax) gain on disposal of discontinued operations. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations — ComEd

	Six Months
	Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$2,911	$2,880	$31
Operating expenses
Purchased power	1,806	1,628	(178)
Operating and maintenance	510	434	(76)
Depreciation and amortization	217	205	(12)
Taxes other than income	157	152	(5)

Total operating expenses	2,690	2,419	(271)

Operating income	221	461	(240)

Other income and deductions
Interest expense, net	(170)	(153)	(17)
Equity in losses of unconsolidated affiliates	(4)	(5)	1
Other, net	7	1	6

Total other income and deductions	(167)	(157)	(10)

Income before income taxes	54	304	(250)
Income taxes	21	123	102

Net income	$33	$181	$(148)

Net Income.  As more fully described below, ComEd’s net income for the six months ended June 30, 2007 compared to the same period in 2006 reflected higher purchased power expense, higher operating and maintenance expense, higher depreciation and amortization expense and higher interest expense. Beginning in 2007, ComEd ceased earning margin on the energy component of its deliveries to its customers, nor is it collecting CTC revenues. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd anticipates filing a new delivery service rate case during the third quarter of 2007 based on a 2006 test year and also filed a transmission rate case during the first quarter 2007. On June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate effective May 1, 2007, subject to refund. The requested rate increase is designed to help reduce the regulatory lag related to recovery of these costs and returns on ComEd’s investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion. In 2007, ComEd incurred increased costs associated with transitioning from the rate freeze period including implementing the Rate Relief and Rate Stabilization programs.

Operating Revenues and Purchased Power Expense.  The changes in operating revenues and purchased power expense for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Operating	Purchased	Revenue Net of
	Revenues	Power	Purchased Power

Customer choice	$(604)	$(463)	$(141)
Rate changes and mix	521	603	(82)
Rate Relief Program	(19)	—	(19)
Transmission	32	(6)	38
Weather	89	53	36
Volume	11	—	11
Other	1	(9)	10

Total increase (decrease)	$31	$178	$(147)

Customer choice

Revenue.  All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. As of June 30, 2007, two competitive electric generation suppliers had been granted approval to serve residential customers in the ComEd service territory. However, they are not currently supplying electricity to any of ComEd’s residential customers.

As a result of ComEd’s higher electricity rates, more non-residential customers have elected to have a competitive electric generation supplier provide their electricity. For the six months ended June 30, 2007 and 2006, 48% and 21%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers. Most of the customers previously receiving electricity under the PPO are now electing either to buy their electricity from a competitive electric generation supplier or from ComEd under tariff rates.

	Six Months
	Ended June 30,
	2007	2006

Retail customers purchasing electricity from a competitive electric generation supplier:
Volume (GWhs)(a)	21,361	8,908
Percentage of total retail deliveries	48%	21%
Retail customers purchasing electricity from a competitive electric generation supplier or the ComEd PPO:
Number of customers at period end	41,500	16,100
Percentage of total retail customers	1%	(b )
Volume (GWhs)(a)	21,418	13,428
Percentage of total retail deliveries	48%	31%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).

(b)	Less than one percent.

Purchased Power.  The decrease in purchased power expense from customer choice was primarily due to more ComEd non-residential customers electing to purchase electricity from a competitive electric generation supplier.

Rate changes and mix

Revenue.  The increase in revenue related to rate changes and mix primarily reflects the end of the rate freeze and the implementation of market-based rates for electricity and the impact of the distribution rate increase. In 2006, most customers were charged a bundled rate that included distribution, transmission and the cost of electricity. Additionally, under Illinois law, no CTCs are permitted to be collected after 2006. As of January 2007, ComEd began billing customers on an unbundled basis, which includes separate charges for distribution, transmission and electricity. Given the relatively small increase approved by the ICC in the annual distribution rates of $83 million, the majority of the change in year over year pricing is driven by the inclusion of market-based electricity rates. The market-based electricity rates were determined through the reverse-auction competitive bidding process. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information. Additionally starting in 2007, ComEd is recovering former manufacturing gas plant remediation costs from customers.

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

Rate Relief Program

Revenue.  As part of its program for customer rate relief, ComEd is issuing credits to certain customers. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the Rate Relief Programs.

Transmission

Revenue.  In 2007, ComEd experienced increased revenue for the provision of transmission services resulting from increased peak and kWh load within the ComEd service territory. Additionally on June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate effective May 1, 2007, subject to refund. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the Transmission Rate Case.

Purchased Power.  Effective December 1, 2004, PJM became obligated to pay Seams Elimination Charge/Cost Adjustment/Assignment (SECA) collections to ComEd and ComEd became obligated to pay SECA charges. These charges were being collected subject to refund as they are being disputed. ComEd recorded SECA collections and payments on a net basis through purchased power expense. As ComEd was a net collector of SECA charges, ComEd recorded $5 million of net SECA collections during the three months ended March 31, 2006. During the three months ended March 31, 2006, ComEd adjusted its reserve for SECA to reflect management’s best estimate of amounts that will ultimately be required to be refunded. The reserve existing at June 30, 2007 continues to represent management’s best estimate. Management of ComEd believes that the appropriate reserve has been established in the event that some portion of SECA collections are required to be refunded. SECA charges expired on March 31, 2006. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the SECA rates.

Weather

Revenue.  Revenues were higher due to favorable weather conditions for the six months ended June 30, 2007 compared to the same period in 2006. In ComEd’s service territory, heating degree days were 14% higher and cooling degree days were 46% higher during the six months ended June 30, 2007 compared to the same period in 2006.

Purchased Power. The increase in purchased power expense attributable to weather was resulting from higher demand due to favorable weather conditions in the ComEd service territory relative to the prior year.

Volume

Revenue.  The increase in revenues for the provision of distribution services primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers.

Other

Revenue — Economic Hedge Derivative Contracts.  During the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, ComEd had a net $5 million increase in economic hedge derivative contracts activity, including mark-to-market adjustments and settlements.

Revenue — Wholesale Contracts.  ComEd’s revenue decreased $11 million as a result of certain wholesale contracts expiring in May 2007.

Purchased Power — Wholesale Contracts.  ComEd’s purchased power decreased $8 million as a result of certain wholesale contracts expiring in May 2007.

Operating and Maintenance Expense.  The changes in operating and maintenance expense for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase

Post rate freeze period transition expenses(a)	$21
Allowance for uncollectible accounts expense(b)	13
Wages and salaries	9
Contracting	7
Fringe benefits(c)	7
Severance-related expenses	4
Corporate allocations	2
Repair and maintenance of transformer and synchronous condenser	3
Materials and supplies expense	2
Rents and leases	2
Other	6

Increase in operating and maintenance expense	$76

(a)	Includes increased advertising costs, costs associated with the Rate Relief and CARE programs of $8 million, costs associated with implementing ComEd’s Rate Stabilization plan and other costs associated with transitioning to the post rate freeze period. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information.

(b)	Reflects the impact of higher revenues due to increased customer receivables resulting from the inclusion of market-based electricity rates and higher delivery rates. Also reflects an increase in older outstanding receivable balances from customers as a result of a management decision to reduce the number of non-paying customers being disconnected.

(c)	Reflects increases in various fringe benefits primarily due to increased pension and other postretirement benefits costs of $8 million.

Depreciation and Amortization Expense.  The increase in depreciation and amortization expense for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase

Depreciation expense associated with higher plant balances	$10
Amortization of regulatory assets	2

Increase in depreciation and amortization expense	$12

In 2007, ComEd’s amortization reflects the initial amortization of the various regulatory assets authorized by the ICC in its 2006 orders, partially offset by the impacts of the elimination of the regulatory asset for recoverable transition costs. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information.

Taxes Other Than Income.  Taxes other than income increased for the six months ended June 30, 2007 compared to the same period in 2006 as a result of an increase in the Illinois Electricity Distribution tax and an increase in real estate and property taxes.

Interest Expense, Net.  The increase in interest expense, net for the six months ended June 30, 2007 compared to the same period in 2006 primarily resulted from higher debt balances and higher interest rates. Also in 2007, ComEd’s interest expense, net reflected $7 million of the initial amortization of the regulatory asset related to the early debt retirement costs authorized by the ICC in 2006.

Other, Net.  Other, net increased for the six months ended June 30, 2007 compared to the same period in 2006. The changes consisted of the following:

Increase

Gain on disposal of assets and investments, net	$3
Allowance for funds used during construction, equity	2
Other	1

Increase in other, net	$6

Income Taxes.  The effective income tax rate was 38.9% for the six months ended June 30, 2007 compared to 40.5% for the six months ended June 30, 2006. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

ComEd Electric Operating Statistics and Revenue Detail

	Six Months
	Ended
	June 30,
Retail Deliveries — (in GWhs)	2007	2006	Variance	% Change

Full service(a)
Residential	13,448	12,921	527	4.1%
Small commercial & industrial	8,421	11,028	(2,607)	(23.6)%
Large commercial & industrial	1,245	4,609	(3,364)	(73.0)%
Public authorities & electric railroads	396	1,115	(719)	(64.5)%

Total full service	23,510	29,673	(6,163)	(20.8)%

PPO
Small commercial & industrial	23	2,322	(2,299)	(99.0)%
Large commercial & industrial	34	2,198	(2,164)	(98.5)%

	57	4,520	(4,463)	(98.7)%

Delivery only(b)
Small commercial & industrial	7,885	2,185	5,700	n.m.
Large commercial & industrial	13,208	6,723	6,485	96.5%
Public authorities & electric railroads	268	—	268	n.m.

	21,361	8,908	12,453	139.8%

Total PPO and delivery only	21,418	13,428	7,990	59.5%

Total retail deliveries	44,928	43,101	1,827	4.2%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.

(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

n.m. Not meaningful.

	Six Months
	Ended
	June 30,
Electric Revenue	2007	2006	Variance	% Change

Full service(a)
Residential	$1,423	$1,096	$327	29.8%
Small commercial & industrial	814	839	(25)	(3.0)%
Large commercial & industrial	96	240	(144)	(60.0)%
Public authorities & electric railroads	34	68	(34)	(50.0)%

Total full service	2,367	2,243	124	5.5%

PPO(b)
Small commercial & industrial	2	163	(161)	(98.8)%
Large commercial & industrial	3	132	(129)	(97.7)%

	5	295	(290)	(98.3)%

Delivery only(c)
Small commercial & industrial	119	33	86	n.m.
Large commercial & industrial	134	67	67	100.0%
Public authorities & electric railroads	3	—	3	n.m.

	256	100	156	156.0%

Total PPO and delivery only	261	395	(134)	(33.9)%

Total electric retail revenues	2,628	2,638	(10)	(0.4)%
Other revenue(d)	285	250	35	14.0%
Economic hedge derivative contracts	(2)	(8)	6	(75.0)%

Total operating revenues	$2,911	$2,880	$31	1.1%

(a)	Full service revenue reflects deliveries to customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC through December 31, 2006.

(c)	Delivery only revenues reflect revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC through December 31, 2006.

(d)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities and other wholesale energy sales.

n.m. Not meaningful.

Results of Operations — PECO

	Six Months
	Ended		Favorable
	June 30,		(Unfavorable)
	2007	2006	Variance

Operating revenues	$2,769	$2,554	$215
Operating expenses
Purchased power and fuel	1,498	1,389	(109)
Operating and maintenance	294	289	(5)
Depreciation and amortization	370	343	(27)
Taxes other than income	142	117	(25)

Total operating expenses	2,304	2,138	(166)

Operating income	465	416	49

Other income and deductions
Interest expense, net	(126)	(136)	10
Equity in losses of unconsolidated affiliates	(4)	(6)	2
Other, net	10	5	5

Total other income and deductions	(120)	(137)	17

Income before income taxes	345	279	66
Income taxes	121	93	(28)

Net income	224	186	38
Preferred stock dividends	2	2	—

Net income on common stock	$222	$184	$38

Net Income.  PECO’s net income for the six months ended June 30, 2007 compared to the same period in 2006 increased primarily due to higher operating revenues, net of purchased power and fuel expense, which reflected increased sales from favorable weather conditions, increased usage across all customer classes, the completion of certain authorized rate increases which began in 2006 and the favorable settlement of a PJM billing dispute. Partially offsetting higher operating revenues, net of purchased power and fuel expense, was higher CTC amortization, which was in accordance with the Competition Act.

Electric and Gas Operating Revenues, Purchased Power and Fuel Expense.  The changes in PECO’s operating revenues and purchased power and fuel expense for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
								Purchased
	Operating	Purchased		Operating	Fuel		Operating	Power
	Revenues	Power	Net	Revenues	Expense	Net	Revenues	and Fuel	Net

Weather	$61	$26	$35	$81	$67	$14	$142	$93	$49
Volume	57	24	33	17	14	3	74	38	36
Rate increases (decreases)	99	88	11	(120)	(120)	—	(21)	(32)	11
Settlement of PJM billing dispute	—	(10)	10	—	—	—	—	(10)	10
Customer choice	5	5	—	—	—	—	5	5	—
Other rate changes and mix	(13)	—	(13)	(3)	7	(10)	(16)	7	(23)
Other	13	(7)	20	18	15	3	31	8	23

Total increase (decrease)	$222	$126	$96	$(7)	$(17)	$10	$215	$109	$106

Weather

Revenues.  Revenues were higher due to favorable weather conditions in PECO’s service territory, where heating degree days and cooling degree days were 19% and 21% higher, respectively, during the six months ended June 30, 2007 compared to the same period in 2006.

Purchased Power and Fuel Expense.  The increase in purchased power and fuel expense attributable to weather was due to higher demand as a result of favorable weather conditions in the PECO service territory relative to the prior year.

Volume

Revenues.  The increase in revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and gas. In addition, there was a favorable impact of an increased number of customers primarily in the residential and small commercial and industrial classes for electric and gas.

Purchased Power and Fuel Expense.  The increase in expenses as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and gas and the impact of an increased number of customers primarily in the residential and small commercial and industrial classes for electric and gas.

Rate increases (decreases)

Revenues.  The increase in electric revenues attributable to electric rate increases reflected $11 million associated with the completion in January 2007 of scheduled CTC and distribution rate increases which began in 2006. In addition, effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings, a scheduled electric generation rate increase took effect, which represents the last scheduled rate increase through 2010 under PECO’s 1998 restructuring settlement. This rate increase does not affect operating income as PECO will incur corresponding and offsetting purchased power expense under its PPA with Generation. The decrease in gas revenues was due to net decreases in rates through PAPUC-approved quarterly changes to the purchased gas adjustment clause. The average purchased gas cost rate per million cubic feet in effect for the six months ended June 30, 2007 was 18% lower than the average rate for the same period in 2006.

Purchased Power and Fuel Expense.  The increase in purchased power expense attributable to electric rate increase reflects the scheduled generation rate increase under the PPA with Generation. The decrease in fuel expense reflects lower gas prices.

Settlement of PJM billing dispute

Purchased Power.  PECO’s purchased power expense decreased $10 million due to the settlement of a PJM billing dispute with PPL. See Note 13 of the Combined Notes to Consolidated Financial Statements for further discussion.

Customer choice

Revenues and Purchased Power.  For the six months ended June 30, 2007 and 2006, 2% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers.

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

	Six Months
	Ended
	June 30,
	2007	2006

Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	31,700	38,300
Percentage of total retail customers	2%	3%
Volume (GWhs)(a)	317	406
Percentage of total retail deliveries	2%	2%

(a)	One GWh is the equivalent of one million kWh.

The increase in electric retail revenue and expense associated with customer choice reflects customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other rate changes and mix

Revenues.  The decrease in electric and gas revenues attributable to other rate changes and mix primarily reflects the effects of rate blocking, whereby certain customer charges per unit of energy are reduced when customer usage exceeds a certain threshold.

Purchased Power and Fuel Expense.  The increase in fuel expense reflects a timing difference between how fuel costs are recognized and the fuel commodity component in customers’ rates.

Other revenues and expenses

Revenues.  The increase in electric revenues was primarily due to increased late charges. The increase in gas revenues was primarily due to increased off-system sales.

Purchased Power and Fuel.  The increase in gas fuel expense was due to increased off-system sales.

Operating and Maintenance Expense.  The changes in operating and maintenance expense for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

Contractors	$7
Wages and salaries	5
Environmental reserve(a)	4
Allowance for uncollectible accounts expense(b)	(11)

Increase in operating and maintenance expense	$5

(a)	Reflects lower expense in 2006 due to a settlement related to a Superfund site in the first quarter of 2006.

(b)	Reflects the following factors, each of which decreased expense in 2007 compared to 2006; (1) lower net charge-offs of customer receivables in 2007 compared to 2006; (2) changes in PAPUC-approved regulations which relaxed customer payment terms in 2006, which resulted in higher expense in 2006.

Depreciation and Amortization Expense.  The changes in depreciation and amortization expense for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
(Decrease)

CTC amortization(a)	$32
Accelerated amortization of PECO billing system(b)	(7)
Other	2

Increase in depreciation and amortization expense	$27

(a)	PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.

(b)	In January 2005, as part of a broader systems strategy at PECO associated with the proposed merger with PSEG, Exelon’s Board of Directors approved the implementation of a new customer information and billing system at PECO. The approval of this new system required the accelerated amortization of PECO’s current system through 2006 and the recognition of additional amortization expense in 2005 and 2006. The new system was implemented in the fourth quarter 2006.

Taxes Other Than Income.  The changes in taxes other than income for the six months ended June 30, 2007 compared to the same period in 2006 consisted of the following:

Increase

Taxes on utility revenues(a)	$13
State franchise tax adjustment in 2006(b)	7
Sales and use tax adjustment in 2006(b)	5

Increase in taxes other than income	$25

(a)	As these taxes were collected from customers and remitted to the taxing authorities and included in revenues and expenses, the increase in tax expense was offset by a corresponding increase in revenues.

(b)	Represents the reduction of tax accruals in the second quarter of 2006 following settlements related to 2005 tax assessments.

Interest Expense, Net.  The decrease in interest expense, net for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to scheduled principal payments on long-term debt owed to PECO Energy Transition Trust (PETT), partially offset by an increase in interest expense associated with higher outstanding long-term first mortgage bonds.

Other, Net.  The increase for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to interest income associated with the adoption of FIN 48 and the PJM billing dispute settlement. See Note 14 of the Combined Notes to Consolidated Financial Statements for further details of the components of other, net. See Notes 3 and 10 of the Combined Notes to Consolidated Financial Statements for additional information regarding the adoption of FIN 48. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information on the PJM billing dispute settlement.

Income Taxes.  The effective income tax rate was 35.1% for the six months ended June 30, 2007 compared to 33.3% for the six months ended June 30, 2006. See Note 10 of the Combined Notes to the Consolidated Financial Statements for further details of the components of the effective income tax rates.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Six Months Ended June 30,
Retail Deliveries — (in GWhs)	2007	2006	Variance	% Change

Full service(a)
Residential	6,377	5,917	460	7.8%
Small commercial & industrial	4,064	3,753	311	8.3%
Large commercial & industrial	7,961	7,576	385	5.1%
Public authorities & electric railroads	434	472	(38)	(8.1)%

Total full service	18,836	17,718	1,118	6.3%

Delivery only(b)
Residential	21	32	(11)	(34.4)%
Small commercial & industrial	289	345	(56)	(16.2)%
Large commercial & industrial	7	29	(22)	(75.9)%

Total delivery only	317	406	(89)	(21.9)%

Total retail deliveries	19,153	18,124	1,029	5.7%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.

(b)	Delivery only service reflects customers receiving electric generation service from a competitive electric generation supplier.

	Six Months Ended June 30,
Electric Revenue	2007	2006	Variance	% Change

Full service(a)
Residential	$894	$795	$99	12.5%
Small commercial & industrial	504	446	58	13.0%
Large commercial & industrial	670	614	56	9.1%
Public authorities & electric railroads	43	43	—	0.0%

Total full service	2,111	1,898	213	11.2%

Delivery only(b)
Residential	2	2	—	0.0%
Small commercial & industrial	15	18	(3)	(16.7)%
Large commercial & industrial	—	1	(1)	(100.0)%

Total delivery only	17	21	(4)	(19.0)%

Total electric retail revenues	2,128	1,919	209	10.9%

Other revenue(c)	131	118	13	11.0%

Total electric and other revenue	$2,259	$2,037	$222	10.9%

(a)	Full service revenue reflects revenue from customers taking generation service under tariff rates, which include the cost of energy, the cost of transmission and distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers receiving generation service from a competitive electric generation supplier, which includes the cost of distribution of the energy and a CTC.

(c)	Other revenues include transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Six Months
	Ended
	June 30,
Deliveries to customers (in million cubic feet (mmcf))	2007	2006	Variance	% Change

Retail sales	37,285	31,213	6,072	19.5%
Transportation	12,977	13,019	(42)	(0.3)%

Total	50,262	44,232	6,030	13.6%

	Six Months
	Ended
	June 30,
Revenue	2007	2006	Variance	% Change

Retail sales	$482	$507	$(25)	(4.9)%
Transportation	8	8	—	0.0%
Resales and other	20	2	18	n.m.

Total gas revenue	$510	$517	$(7)	(1.4)%

n.m. Not meaningful

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings or, in the case of Generation and PECO, through capital contributions from Exelon when necessary. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, and $600 million, respectively, and ComEd has access to secured revolving credit facilities with aggregate bank commitments of $1 billion, that they currently utilize to support their commercial paper programs and to issue letters of credit. At June 30, 2007, ComEd has borrowed $475 million from its credit facility since its access to the commercial paper market is limited due to its current credit ratings. See the “Credit Matters” section below for further discussion. Exelon expects cash flows to be sufficient to meet operating, financing and capital expenditure requirements. See “Liquidity and Capital Resources” within Exelon’s 2006 Annual Report on Form 10-K for additional information.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, each of Exelon’s, ComEd and PECO’s working capital, defined as current assets less current liabilities, is in a net deficit position. ComEd intends to refinance maturing long-term debt and to repay a portion of its credit facility borrowings with long-term debt. As of June 30, 2007, ComEd has the capacity to issue up to approximately $460 million of additional first mortgage bonds subject to certain restrictions. To manage cash flows as more fully described below, ComEd did not pay a dividend in 2006 or during the six months ended June 30, 2007. Future acquisitions that Exelon may undertake may involve external debt financing or the issuance of additional Exelon common stock.

During the six months ended June 30, 2007 as compared to the same period in 2006, ComEd experienced a decrease in operating cash flows primarily due to a change in its payment terms with energy suppliers resulting from downgraded credit ratings and due to under-recovery of energy costs, which have been recognized as a regulatory asset. Beginning in 2007, ComEd ceased earning margin on the energy component of its deliveries to its customers, nor is it collecting CTC revenues. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd anticipates filing a new delivery service rate case during the third quarter of 2007 based on a 2006 test year and also filed a transmission rate case during the first quarter 2007. On June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate effective May 1, 2007, subject to refund. The requested rate increase is designed to reduce the regulatory lag related to recovery of these costs and returns on ComEd’s investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion.

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

Operating cash flows could be negatively affected by changes in the rate regulatory environments of ComEd and PECO, although any effects are not expected to hinder the ability of PECO to fund its business requirements. Beginning in 2007, ComEd began purchasing electricity through the ICC authorized reverse-auction process in order to meet the retail electricity needs of ComEd’s customers because ComEd does not own any generation. If the price at which ComEd is allowed to sell electricity is below ComEd’s cost to procure and deliver electricity, there may be material adverse consequences to ComEd and, possibly, Exelon. However, the Proposed Legislation introduced in the State of Illinois in July 2007 in connection with the Settlement has significantly reduced the probability of rate freeze legislation and other legislative actions proposed in previous periods. If enacted, the Proposed Legislation should provide ComEd with greater stability and certainty that it will be able to procure electricity and pass through the costs of that electricity to its customers. Additionally, ComEd has implemented a voluntary “cap and deferral” program to mitigate the impact on its residential customers of transitioning to the post rate freeze period. ComEd’s cash flows from operations will be reduced in the first years of the program, but will increase as any deferred amounts are collected with a 3.25% return on any deferred balances. As of June 30, 2007, approximately 36,000 or 1% of ComEd’s residential customers have enrolled in the program. ComEd has also implemented various other programs to assist its residential customers, including a $64 million rate relief package and other initiatives. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of ComEd’s procurement case, residential rate stabilization program and rate relief efforts.

Beginning in 2007, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. These incremental bilateral contracts are subject to the credit risk associated with the ability of counterparties to meet their contractual payment obligations to Generation. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. When Generation sells power, as market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. To the extent Generation does not have enough collateral to cover its risk of payment collection, Generation’s revenues are at risk. With respect to Generation’s sales, when market prices decrease there is a corresponding increase in Generation’s revenues at risk.

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren, as the case may be, is not required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation is required to post collateral. To the extent Ameren or ComEd do not or cannot pay Generation under the supplier forward contracts, Generation is therefore exposed. See Note 8 of the Combined Notes to Consolidated Financial Statements for further information regarding Generation’s collateral policy.

Additionally, Exelon, through ComEd, has taken certain tax positions, which have been disclosed to the IRS, to defer the tax gain on the 1999 sale of its fossil generating assets. In November 2006, ComEd received from the IRS a notice of proposed adjustment disallowing the deferral of gain associated with its position that proceeds from the fossil plant sales resulted from an “involuntary conversion.” This potential tax obligation is significant and an adverse determination could require a significant payment. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion regarding ComEd’s tax position on the 1999 sale of its fossil generating assets.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the six months ended June 30, 2007 and 2006:

	Six Months
	Ended
	June 30,
	2007	2006	Variance

Net income	$1,393	$1,044	$349
Add (subtract):
Non-cash operating activities(a)	1,427	1,151	276
Income taxes	87	300	(213)
Changes in working capital and other noncurrent assets and liabilities(b)	(1,241)	(277)	(964)
Pension and non-pension postretirement benefit contributions	(40)	(30)	(10)

Net cash flows provided by operations	$1,626	$2,188	$(562)

(a)	Represents depreciation, amortization and accretion, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, other decommissioning-related activities, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the six months ended June 30, 2007 and 2006 by registrant were as follows:

	Six Months
	Ended
	June 30,
	2007	2006

Exelon	$1,626	$2,188
Generation	1,115	1,067
ComEd	184	552
PECO	467	550

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2007 and 2006 were as follows:

Generation

•	At June 30, 2007 and December 31, 2006, Generation had accounts receivable from ComEd of $68 million under its supplier forward agreement and $197 million under the PPA, which expired on December 31, 2006, respectively. The decrease was primarily due to lower revenues resulting from the expiration of the PPA with ComEd as well as ComEd making semi-monthly payments under its supplier forward contracts in 2007 as opposed to making monthly payments in 2006. At June 30, 2006 and December 31, 2005, Generation had accounts receivable from ComEd under the PPA of $247 million and $242 million, respectively.

•	At June 30, 2007 and December 31, 2006, Generation had accounts receivable from PECO under the PPA of $146 million and $153 million, respectively. At June 30, 2006 and December 31, 2005, Generation had accounts receivable from PECO under the PPA of $170 million and $151 million, respectively.

•	During the six months ended June 30, 2007 and 2006, Generation had net disbursements of counterparty collateral of $498 million and net collections of counterparty collateral of $183 million, respectively. The decrease in cash flows was primarily due to changes in collateral requirements resulting from increased activity within exchange-based markets for energy and fossil fuel.

•	In 2005, Exelon received a $102 million Federal income tax refund for capital losses generated in 2003 related to Generation’s previously owned investment in Sithe, which were carried back to prior periods. In the first quarter of 2006, Exelon remitted a $98 million payment to the IRS in connection with the settlement of the IRS’s challenge of the timing of the above-described deduction. This payment included $6 million of interest, which was recognized as interest expense in the first quarter of 2006.

ComEd

•	As a result of ComEd’s downgraded credit ratings, ComEd is making accelerated semi-monthly payments under its supplier forward contracts with its energy suppliers, including Generation. Prior to the credit ratings downgrade, ComEd made monthly payments to its energy suppliers. At June 30, 2007 and December 31, 2006, ComEd had accrued payments to Generation for energy purchases of $68 million and $197 million, respectively. At June 30, 2006 and December 31, 2005, ComEd had accrued payments to Generation for energy purchases of $247 million and $242 million, respectively. At June 30, 2007 and December 31, 2006, ComEd had accrued payments to other energy suppliers of $68 million and $10 million, respectively. At June 30, 2006 and December 31, 2005, ComEd had accrued payments to other energy suppliers of $3 million and $12 million, respectively.

•	During the six months ended June 30, 2007, ComEd had net under-recovered energy costs of $104 million. See Note 5 of the Combined Notes to the Consolidated Financial Statements for more information.

•	During the six months ended June 30, 2007, ComEd’s revenue exceeded its cash collections from customers by $38 million. During the six months ended June 30, 2006, ComEd’s cash collections exceeded its revenue to customers by $24 million.

•	As part of its Rate Relief programs, ComEd has deposited $39 million into an escrow account classified as restricted cash. As ComEd issues credits to customers and funds various customer programs, ComEd will request reimbursements from the escrow account. See Note 5 of the Combined Notes to the Consolidated Financial Statements for more information on the Rate Relief Programs.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2007 and 2006 by registrant were as follows:

	Six Months
	Ended
	June 30,
	2007	2006

Exelon	$(1,367)	$(1,360)
Generation	(584)	(666)
ComEd	(549)	(461)
PECO	(160)	(157)

Capital expenditures by registrant and business segment for the six months ended June 30, 2007 and projected amounts for the twelve months ended December 31, 2007 are as follows:

	Six Months
	Ended	Projected
	June 30, 2007	2007

Generation	$550	$1,353
ComEd	559	1,055
PECO	161	355
Other(a)	14	38

Total Exelon capital expenditures	$1,284	$2,801

(a)	Other includes corporate operations and shared service entities, including BSC.

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

ComEd and PECO.  Approximately 50% of the projected 2007 capital expenditures at ComEd and PECO are for continuing projects to maintain and improve the reliability of their transmission and distribution systems. The remaining amounts are for capital additions to support new business and customer growth. ComEd and PECO are each continuing to evaluate their own total capital spending requirements. ComEd and PECO anticipate that they will fund their own capital expenditures by internally generated funds, borrowings and the issuance of debt or preferred securities.

Other significant investing activities of the Registrants for the six months ended June 30, 2007 and 2006 were as follows:

Exelon

•	Exelon contributed $49 million and $53 million to its investments in synthetic fuel-producing facilities during the six months ended June 30, 2007 and 2006, respectively.

Generation

•	As a result of its prior contributions to the Exelon intercompany money pool, $13 million was returned to Generation during the six months ended June 30, 2007.

•	On February 9, 2007, Tamuin International Inc., a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments.

•	Generation and Peoples Calumet, LLC (Peoples Calumet), a subsidiary of Peoples Energy Corporation, were joint owners of SCEP, a 350-megawatt natural gas-fired, peaking electric power plant located in Chicago, Illinois, which began operation in 2002. In 2002, Generation and Peoples Calumet owned 70% and 30%, respectively, of SCEP. Generation reflected the third-party interest in this majority-owned investment as a long-term liability in its consolidated financial statements. Pursuant to the joint owners agreement, Generation was obligated to purchase Peoples Calumet’s 30% interest ratably over a 20-year period. On March 31, 2006, Generation entered into an agreement to accelerate the acquisition of Peoples Calumet’s interest in SCEP. This transaction closed on May 31, 2006. Under the agreement, Generation paid Peoples Calumet approximately $47 million for its remaining interest in SCEP. Generation financed this transaction using short-term debt and available cash.

PECO

•	As a result of its prior contributions to the Exelon intercompany money pool, $8 million was returned to PECO during the six months ended June 30, 2006.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the six months ended June 30, 2007 and 2006 by Registrant were as follows:

	Six Months Ended
	June 30,
	2007	2006

Exelon	$(348)	$(686)
Generation	(625)	(411)
ComEd	375	(95)
PECO	(306)	(405)

Debt.  On January 15, 2007, ComEd repaid at maturity $145 million of its 7.625% notes.

On March 22, 2007, ComEd issued an additional $300 million aggregate principal amount of the same series as ComEd’s currently outstanding First Mortgage 5.90% Bonds, Series 103, due March 15, 2036. The proceeds of the bonds were used to refinance outstanding commercial paper and to repay a portion of borrowings under its revolving credit facility.

On March 19, 2007, PECO issued $175 million aggregate principal amount of its First and Refunding Mortgage Bonds, 5.70% Series due 2037. The proceeds of the bonds were used to supplement working capital previously financed through sales of commercial paper and for other general corporate purposes.

On March 6, 2006, ComEd issued $325 million aggregate principal amount of its First Mortgage 5.90% Bonds, Series 103, due March 15, 2036. The proceeds of the bonds were used to supplement working capital, which previously refinanced amounts that ComEd used to repay bonds and notes.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.

Dividends.  Cash dividend payments and distributions during the six months ended June 30, 2007 and 2006 by registrant were as follows:

	Six Months Ended
	June 30,
	2007	2006

Exelon	$592	$535
Generation	665	322
PECO	278	253

Exelon paid dividends of $296 million and $296 million on March 10, 2007 and June 11, 2007, respectively, to shareholders of record at the close of business on February 15, 2007 and May 15, 2007, respectively. On July 24, 2007, Exelon’s board of directors declared a quarterly dividend of $0.44 per share on Exelon’s common stock, which is payable on September 10, 2007 to shareholders of record at the end of the day on August 15, 2007. Exelon paid dividends of $267 million and $268 million on March 10, 2006 and June 12, 2006, respectively, to shareholders of record at the close of business on February 15, 2006 and May 15, 2006, respectively. See “Dividends” section of ITEM 5 of Exelon’s 2006 Annual Report on Form 10-K for a further discussion of Exelon’s dividend policy.

During 2006 and the six months ended June 30, 2007, ComEd did not pay any dividend. The decision by the ComEd Board of Directors not to declare a dividend during 2006 and 2007 was the result of several factors, including ComEd’s need for a rate increase to cover existing costs and anticipated levels of future capital expenditures as well as the continued uncertainty related to ComEd’s regulatory filings as discussed in Note 5 of the Combined Notes to Consolidated Financial Statements. ComEd’s Board of Directors will assess ComEd’s ability to pay a dividend after 2007.

Intercompany Money Pool.  Generation repaid borrowings from the Exelon intercompany money pool totaling $92 million during the six months ended June 30, 2006. During the six months ended June 30, 2006, ComEd repaid $140 million that it had borrowed from the Exelon intercompany money pool. As of January 10, 2006, ComEd suspended its participation in the money pool. During the six months ended June 30, 2007, PECO repaid $45 million that it had borrowed from the Exelon intercompany money pool.

Short-Term Borrowings.  During the six months ended June 30, 2007, Exelon, Generation, ComEd and PECO issued (repaid) $(127) million, $39 million, $(60) million and $27 million of commercial paper, respectively. During the six months ended June 30, 2006, Exelon, Generation, ComEd and PECO issued (repaid) $(106) million, $(2) million, $(120) million and $7 million of commercial paper, respectively. At June 30, 2007, ComEd had $475 million of outstanding borrowings under its credit agreement.

Retirement of Long-Term Debt to Financing Affiliates.  Retirement of long-term debt to financing affiliates during the six months ended June 30, 2007 and 2006 by registrant was as follows:

	Six Months Ended
	June 30,
	2007	2006

Exelon	$534	$422
ComEd	180	174
PECO	354	248

Contributions from Parent/Member.  Contributions from Parent/Member (Exelon) during the six months ended June 30, 2007, and 2006 by registrant were as follows:

	Six Months
	Ended
	June 30,
	2007	2006

Generation	$—	$5
ComEd	—	23
PECO	165	83

Other.  Other significant financing activities for Exelon for the six months ended June 30, 2007 and 2006 were as follows:

•	Exelon purchased treasury shares totaling $37 million and $53 million during the six months ended June 30, 2007 and 2006, respectively.

•	Exelon received proceeds from employee stock plans of $145 million and $107 million during the six months ended June 30, 2007 and 2006, respectively.

•	There were $55 million and $29 million of excess tax benefits included as a cash inflow in other financing activities during the six months ended June 30, 2007 and 2006, respectively.

Credit Matters

Credit Facilities.  Exelon, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd meets its short-term liquidity requirements primarily through borrowings from its credit facility. The Registrants may use credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. At June 30, 2007, ComEd had $475 million of outstanding borrowings under its credit agreement. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

At June 30, 2007, the Registrants had the following bank commitments and available capacity under the various credit agreements to which they are a party and the indicated amounts of outstanding commercial paper:

	Aggregate Bank	Available	Outstanding
Borrower	Commitment(a)	Capacity(b)	Commercial Paper

Exelon	$1,000	$993	$17
Generation	5,000	4,879	39
ComEd	1,000	455	—
PECO	600	598	122

(a)	Represents the total bank commitments to the borrower under credit agreements to which the borrower is a party.

(b)	Available capacity represents the unused bank commitments under the borrower’s credit agreements net of outstanding letters of credit and any required reserves. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.

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

The average interest rates on commercial paper for the six months ended June 30, 2007 for Exelon, Generation, ComEd and PECO were approximately 5.34%, 5.34%, 5.58% and 5.35%, respectively.

The credit agreements require the Registrants to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and, in the case of Exelon and Generation, interest on the debt of its project subsidiaries. The following table summarizes the minimum thresholds reflected in the credit agreements for the six-month period ended June 30, 2007:

	Exelon	Generation	ComEd	PECO

Credit agreement threshold	2.50 to 1	3.00 to 1	2.25 to 1	2.00 to 1

At June 30, 2007, the Registrants were in compliance with the foregoing thresholds.

The ComEd credit agreement imposes a restriction on future mortgage bond issuances by ComEd. It requires ComEd to maintain at least $1.75 billion of issuance availability (ignoring any interest coverage test) in the form of “property additions” or “bondable bond retirements” (previously issued, but now retired, bonds), most of which are required to be maintained in the form of “bondable bond retirements.” In general, a dollar of bonds can be issued under ComEd’s Mortgage on the basis of $1.50 of “property additions”, subject to an interest coverage test, or $1 of “bondable bond retirements”, which may or may not be subject to an interest coverage test. As of June 30, 2007, ComEd was in compliance with this requirement.

Intercompany Money Pool.  To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. As of January 10, 2006, ComEd suspended its participation in the money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the six months ended June 30, 2007 are presented in the following table in addition to the net contribution or borrowing as of June 30, 2007:

			June 30,
			2007
	Maximum	Maximum	Contributed
	Contributed	Borrowed	(Borrowed)

Generation	$314	$87	$—
PECO	60	207	—
BSC	87	165	(4)
Exelon	56	N/A	4

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

On June 1, 2007, Standard & Poor’s Corporation (S&P) downgraded ComEd’s short-term and long-term security ratings due to the continued regulatory and political uncertainty encountered by ComEd. ComEd’s ratings remain on CreditWatch with negative implications.

Listed below are ComEd’s current securities ratings resulting from the latest rating actions.

ComEd Security Ratings	Fitch	Moody’s	S&P

Senior secured debt	BBB	Baa2	BBB-
Senior unsecured debt	BB+	Ba1	B+
Commercial paper	B	Not prime	B

On June 12, 2007, PECO’s commercial paper rating from Fitch was changed to F2 from F1. According to Fitch, the ratings “... do not reflect any deterioration of PECO’s liquidity profile”; rather, they reflect a change to Fitch’s short-term and long-term rating linkage practices.

The securities ratings and outlook for Exelon and Generation have not changed from those set forth in Exelon’s 2006 Annual Report on Form 10-K.

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

Shelf Registrations

As of June 30, 2007, Exelon, PECO and ComEd had current shelf registration statements for the sale of $300 million, $75 million and an unspecified amount, respectively, of securities that were effective with the SEC. Exelon and ComEd are well-known seasoned issuers as described by the SEC and may file automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. Although Exelon is a well-known seasoned issuer, Exelon has not filed an automatic shelf registration statement with the SEC. The ability of Exelon, ComEd or PECO to sell securities in the public market or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

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

The following table (in dollars) provides the estimated phase-out range for 2007 based on the per barrel price of oil as of June 30, 2007. The table also contains the estimated 2007 annual average New York Mercantile Exchange, Inc. index (NYMEX) prices per barrel at June 30, 2007 based on year-to-date and futures prices.

Estimated 2007

Beginning of Phase-Out Range(a)	$62
End of Phase-Out Range(a)	78
2007 Annual Average NYMEX	66

(a)	The estimated 2007 phase-out range as of June 30, 2007 is based upon the actual 2006 phase-out range. The actual 2006 phase-out range was determined using the inflation adjustment factor published by the IRS in April 2007. The actual 2006 phase-out range was increased by 2% (Exelon’s estimate of inflation) to arrive at the estimated 2007 phase-out range.

As of June 30, 2007, Exelon has estimated the 2007 phase-out to be 25%, which has reduced Exelon’s earned after-tax credits of $139 million to $105 million for the six months ended June 30, 2007. Exelon anticipates generating approximately $210 million of cash over the life of these investments, of which approximately $80 million is expected in total for 2007 and 2008, assuming a 25% phase-out of tax credits. This estimate may change significantly due to the volatility of oil prices. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of June 30, 2007 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2006 Annual Report on Form 10-K except for the following:

Exelon

•	Letters of credit increased $42 million and guarantees increased by $209 million primarily as a result of leasing activities, energy trading and performance guarantees.

•	Exelon adopted FIN 48 as of January 1, 2007. As of the date of adoption, Exelon’s FIN 48 liability was $501 million and FIN 48 net interest payable was $130 million. As of June 30, 2007, Exelon’s FIN 48 liability was $487 million and FIN 48 net interest payable was $141 million. The FIN 48 interest payable was calculated based on Exelon’s net FIN 48 position at January 1, 2007 and June 30, 2007. As of June 30, 2007, Exelon was unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Generation

•	Letters of credit increased by $41 million and guarantees increased by $176 million primarily as a result of Generation’s energy trading activities and the performance guaranty agreement entered into in connection with the sale of TEG and TEP.

•	Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $760 million during the six months ended June 30, 2007, reflecting increases of approximately $819 million, $495 million and $124 million in 2008, 2009 and 2010 sales commitments, respectively, offset by the fulfillment of approximately $2,198 million of 2007 commitments during the six months ended June 30, 2007. The increases were primarily due to increased forward sales of energy to counterparties other than ComEd as a result of the expiration of the PPA with ComEd on December 31, 2006 (see Note 5 of the Combined Notes to Consolidated Financial Statements for further information), as well as increased overall hedging activity in the normal course of business.

•	Generation’s long-term commitments for nuclear fuel as of June 30, 2007 increased by $17 million, $72 million, $93 million, $102 million, and $293 million for 2008, 2009, 2010, 2011, 2012 and beyond, respectively, as compared to December 31, 2006. Generation’s long-term commitments for coal as of June 30, 2007 increased by $91 million, $48 million and $2 million for 2008, 2009 and 2010, respectively, as compared to December 31, 2006. Increases in nuclear fuel and coal commitments are due to contracts entered into in the normal course of business.

•	Generation adopted FIN 48 as of January 1, 2007. As of the date of adoption, Generation’s FIN 48 liability was $38 million and FIN 48 net interest receivable was $1 million. As of June 30, 2007, Generation’s FIN 48 liability was $41 million and FIN 48 net interest receivable was $1 million. The FIN 48 interest receivable was calculated based on Generation’s net FIN 48 position at January 1, 2007 and June 30, 2007. As of June 30, 2007, Generation was unable to reasonably estimate the timing of FIN 48 liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

ComEd

•	ComEd issued $300 million First Mortgage 5.90% Bonds due March 15, 2036.

•	ComEd adopted FIN 48 as of January 1, 2007. As of the date of adoption, ComEd’s FIN 48 liability was $427 million and FIN 48 net interest payable was $167 million. As of June 30, 2007, ComEd’s FIN 48 liability was $415 million and FIN 48 net interest payable was $184 million. The FIN 48 interest payable was calculated based on ComEd’s net FIN 48 position at January 1, 2007 and June 30, 2007. As of June 30, 2007, ComEd was unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

PECO

•	PECO issued $175 million First and Refunding Mortgage Bonds, 5.70% Series due March 15, 2037.

•	PECO’s total fuel purchase obligations increased by approximately $134 million during the six months ended June 30, 2007, reflecting an increase of $18 million, $63 million, $34 million and $19 million in 2007, 2008, 2009 and 2010, respectively, primarily related to the purchase of natural gas and related transportation services.

•	PECO adopted FIN 48 as of January 1, 2007. As of the date of adoption, PECO’s FIN 48 liability was $11 million and FIN 48 net interest receivable was $21 million. As of June 30, 2007, PECO’s FIN 48 liability was $2 million and FIN 48 net interest receivable was $27 million. The FIN 48 interest receivable was calculated based on PECO’s net FIN 48 position at January 1, 2007 and June 30, 2007. As of June 30, 2007, PECO was unable to reasonably estimate the timing of FIN 48 liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

See Note 13 of Combined Notes to Consolidated Financial Statements for further information on the Registrants’ commitments.

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

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended June 30, 2007 compared to three months ended June 30, 2006 and six months ended June 30, 2007 compared to the six months ended June 30, 2006 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended June 30, 2007 compared to three months ended June 30, 2006 and six months ended June 30, 2007 compared to the six months ended June 30, 2006 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At June 30, 2007, ComEd has borrowed $475 million from its secured credit facility since its access to the commercial paper market is limited due to its current credit ratings. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, the payment of dividends and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, ComEd’s working capital, defined as current assets less current liabilities, is in a net deficit position. ComEd intends to refinance maturing long-term debt and to repay a portion of its credit facility borrowings with long-term debt. As of June 30, 2007, ComEd has the capacity to issue up to approximately $460 million of additional first mortgage bonds subject to certain restrictions. To manage cash flows, ComEd did not pay a dividend in 2006 or during the six months ended June 30, 2007.

During the six months ended June 30, 2007 as compared to the same period in 2006, ComEd experienced a decrease in operating cash flows primarily due to a change in its payment terms with energy suppliers resulting from downgraded credit ratings and due to under-recovery of energy costs, which have been recognized as a regulatory asset. Beginning in 2007, ComEd ceased earning margin on the energy component of its deliveries to its customers, nor is it collecting CTC revenues. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd anticipates filing a new delivery service rate case during the third quarter of 2007 based on a 2006 test year and also filed a transmission rate case during the first quarter of 2007. On June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate effective May 1, 2007, subject to refund. The requested rate increase is designed to reduce the regulatory lag related to recovery of these costs and returns on ComEd’s investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion.

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended June 30, 2007 compared to three months ended June 30, 2006 and six months ended June 30, 2007 compared to six months ended June 30, 2006 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s Risk Oversight Committee approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The Risk Oversight Committee is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The Risk Oversight Committee reports to the Exelon Board of Directors on the scope of the risk management activities.

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

Exelon and Generation

In 2005, Exelon and Generation entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits for the sale of synthetic fuel produced from coal. One of the sellers of the tax credits has security interests in these derivatives. Including the related mark-to-market gains and losses on these derivatives, interests in synthetic fuel-producing facilities increased Exelon’s net income by $27 million and reduced Exelon’s net income by $55 million during the three months ended June 30, 2007 and 2006, respectively. Additionally, interests in synthetic fuel-producing facilities increased net income by $52 million and reduced net income by $43 million during the six months ended June 30, 2007 and 2006, respectively. Exelon anticipates that it will continue to record income or losses related to the mark-to-market gains or losses on its derivative instruments and changes to the tax credits earned by Exelon during the period of production due to the volatility of oil prices. Net income from interests in synthetic fuel-producing facilities is reflected in Exelon’s Consolidated Statements of Operations within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information related to synthetic fuel activity.

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

Normal Operations and Hedging Activities.  Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail loads, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being hedged is approximately three years. Generation has estimated a greater than 90% economic hedge ratio for 2007, which includes cash flow and other derivatives, for its energy marketing portfolio. This economic hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to ComEd’s and PECO’s retail load. ComEd’s and PECO’s retail loads assumptions are based on forecasted average demand. A portion of Generation’s economic hedge may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The economic hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for Generation’s economic hedge portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity would be a decrease of less than $50 million in net income. This sensitivity assumes that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.  Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities, which included volumes of 4,775 GWhs and 7,769 GWhs for the three months ended June 30, 2007 and 2006, respectively, and 9,876 GWhs and 14,754 GWhs for the six months ended June 30, 2007 and 2006, respectively are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the six months ended June 30, 2007 resulted in a gain of $32 million due to a net mark-to-market gain of $28 million and realized gain of $4 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $160,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the six months ended June 30, 2007 of $3,306 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s Risk Oversight Committee monitor the financial risks of the proprietary trading activities.

Trading and Economic Hedge Marketing Activities.  The following detailed presentation of the trading and economic hedge marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2007 to June 30, 2007. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from accumulated OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total

Total mark-to-market energy contract net assets at January 1, 2007	$499
Total change in fair value during 2007 of contracts recorded in earnings	(49)
Reclassification to realized at settlement of contracts recorded in earnings	(55)
Reclassification to realized at settlement from accumulated OCI	(31)
Effective portion of changes in fair value — recorded in OCI	(331)

Total mark-to-market energy contract net assets at June 30, 2007	$33

The following table details the balance sheet classification of Generation’s mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Current assets	$749	$1,408
Noncurrent assets	210	171

Total mark-to-market energy contract assets	959	1,579

Current liabilities	(628)	(1,003)
Noncurrent liabilities	(298)	(77)

Total mark-to-market energy contract liabilities	(926)	(1,080)

Total mark-to-market energy contract net assets	$33	$499

The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets, which are primarily option contracts, represents contracts for which external valuations are not available. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of June 30, 2007 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities Within
						2012 and	Total Fair
	2007	2008	2009	2010	2011	Beyond	Value

Normal Operations, qualifying cash-flow hedge contracts(a):
Prices provided by external sources	$128	$(1)	$(66)	$(8)	$—	$—	$53

Normal Operations, other derivative contracts(b):
Actively quoted prices	$(81)	$2	$(19)	$—	$—	$—	$(98)
Prices provided by external sources	92	(9)	4	—	—	—	87
Prices based on model or other valuation methods	7	(6)	(10)	—	—	—	(9)

Total	$18	$(13)	$(25)	$—	$—	$—	$(20)

(a)	Mark-to-market gains and losses on economic hedge contracts that qualify as cash-flow hedges are recorded in OCI.

(b)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of June 30, 2007. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges from January 1, 2007 to June 30, 2007, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity,
	Net of Income Tax
	Power Team Normal	Interest-Rate	Total
	Operations and	and Other	Cash-Flow
	Hedging Activities	Hedges	Hedges

Accumulated OCI derivative gain (loss) at January 1, 2007	$250	$(3)	$247
Changes in fair value	(200)	3	(197)
Reclassifications from accumulated OCI to net income	(17)	—	(17)

Accumulated OCI derivative gain at June 30, 2007	$33	$—	$33

ComEd

ComEd has derivatives to manage its market price exposures to certain wholesale contracts. Additionally, the supplier forward contracts that ComEd has entered into as part of the initial ComEd auction (see Note 5 of the Combined Notes to Consolidated Financial Statements) are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes. As of June 30, 2007, the fair value of the derivative wholesale contracts of $5 million was recorded on ComEd’s Consolidated Balance Sheet as a current liability.

ComEd has transferred most of its near term commodity price risk to generating companies through the Illinois auction process.

Credit Risk (Exelon, Generation, ComEd and PECO)

Generation

Generation’s PPA with ComEd expired at the end of 2006. In September 2006, Generation participated in and won portions of the ComEd and Ameren procurement auctions. Beginning in 2007 and as a result of the auctions, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. Although the Proposed Legislation will establish a new procurement process in place of the procurement auctions, Generation is expected to participate in the alternative competitive procurement process and will continue to have credit risk in connection with contract for sale of electricity resulting from the alternative competitive procurement process. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit worthiness of the new and existing counterparties, including ComEd and Ameren.

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

The following tables provide information on Generation’s credit exposure, net of collateral, as of June 30, 2007. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates or exposure through Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs) which are discussed below.

	Total			Number of	Net Exposure of
	Exposure			Counterparties	Counterparties
	Before Credit	Credit	Net	Greater than 10%	Greater than 10%
Rating as of June 30, 2007(a)	Collateral	Collateral	Exposure	of Net Exposure	of Net Exposure

Investment grade	$875	$19	$856	2	$194
Non-investment grade	7	—	7	—	—
No external ratings
Internally rated — investment grade	5	1	4	—	—
Internally rated — non-investment grade	5	2	3	—	—

Total	$892	$22	$870	2	$194

(a)	This table does not include accounts receivable exposure and credit risk exposure from retail energy sales or uranium procurement contracts.

	Maturity of Credit Risk Exposure
			Exposure	Total Exposure
	Less than		Greater than	Before Credit
Rating as of June 30, 2007(a)	2 Years	2-5 Years	5 Years	Collateral

Investment grade	$843	$32	$—	$875
Non-investment grade	6	1	—	7
No external ratings
Internally rated — investment grade	5	—	—	5
Internally rated — non-investment grade	4	1	—	5

Total	$858	$34	$—	$892

(a)	This table does not include accounts receivable exposure and credit risk exposure from retail energy sales or uranium procurement contracts.

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

As of June 30, 2007, Generation had $257 million of collateral deposit payments being held by counterparties and Generation was holding $6 million of collateral deposits received from counterparties.

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

Fuel Procurement.  Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position.

ComEd and PECO

Credit risk for ComEd and PECO is managed by credit and collection policies which are consistent with state regulatory requirements. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories. ComEd and PECO record a provision for uncollectible accounts, based upon historical experience and third-party studies, to provide for the potential loss from nonpayment by these customers. ComEd will continue to monitor the impact of the reverse-auction power prices on its customer payment practices as it relates to its provision for uncollectible accounts. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. ComEd has reduced the number of customer disconnections for nonpayment. ComEd will monitor the impact of its disconnection practices and will make any necessary adjustments to the provision for uncollectible accounts. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations.

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

Exelon

Exelon’s Consolidated Balance Sheet as of June 30, 2007 included a $541 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1,492 million, less unearned income of $951 million. The future minimum lease payments are supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, Generation, ComEd and PECO)

Variable Rate Debt.  The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At June 30, 2007, Exelon had $100 million of notional amounts of fair-value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $1 million decrease in Exelon’s pre-tax earnings for the three months ended June 30, 2007. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease of less than $1 million for Generation, ComEd and PECO in pre-tax earnings for the three months ended June 30, 2007.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of June 30, 2007, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $496 million reduction in the fair value of the trust assets.

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

During the second quarter of 2007, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of June 30, 2007, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.	Controls and Procedures

During the second quarter of 2007, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of June 30, 2007, the principal executive officer and principal financial officer of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

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

At June 30, 2007, the Registrants’ risk factors changed compared to the risk factors described in Exelon’s 2006 Annual Report on Form 10-K as follows: (a) the two risk factors titled “ComEd may file for voluntary relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code if rate rollback and freeze legislation is enacted into law” and “Exelon and Generation will be negatively affected if ComEd files for voluntary relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code” are no longer applicable as ComEd reached a Settlement with various representatives from the State of Illinois in July 2007 to address rate relief for Illinois electricity customers (see Note 5 of the Combined Notes to Consolidated Financial Statements for additional information) and (b) the Registrants identified the additional risk factors described below.

Generation’s financial performance may be negatively affected by liabilities arising from its ownership and operation of nuclear facilities.

Decommissioning.  NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Generation is required to provide to the NRC a biennial report by unit (annually for Generation’s four retired units) addressing Generation’s ability to meet the NRC-estimated funding levels (NRC Funding Levels) including scheduled contributions to and earnings on the decommissioning trust funds. As of December 31, 2006, Generation identified trust funds for 6 units, which were being funded at a rate less than anticipated with respect to NRC Funding Levels. In December 2006, Generation made a submission to the NRC addressing this issue, demonstrating in accordance with NRC requirements, that the trust funds for these 6 units indeed met NRC Funding Levels and remain adequately funded compared to the NRC Funding Level, when using alternate evaluation criteria allowed by NRC regulations. During the second quarter 2007, the NRC provided written notice that Generation has demonstrated reasonable assurance of decommissioning funding for these 6 units and, thus, was satisfied that Generation has met NRC Funding Levels for all of its nuclear fleet. The NRC Funding Levels are based upon the assumption that decommissioning will commence at the end of current licensed life.

Forecasting investment earnings and costs to decommission nuclear generating stations requires significant judgment, and actual results may differ significantly from current estimates. Ultimately, if the investments held by Generation’s nuclear decommissioning trusts are not sufficient to fund the decommissioning of Generation’s nuclear plants, Generation may be required to provide other means of funding its decommissioning obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Exelon

The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(a)	Paid per Share	or Programs(b)	or Programs

April 1 — April 30, 2007	19,893	$67.63	—	(b	)
May 1 — May 31, 2007	5,399	72.51	—	(b	)
June 1 — June 30, 2007	11,176	76.01	—	(b	)

Total	36,468	$70.92	—	(b	)

(a)	Shares other than those purchased as part of a publicly announced plan primarily represent restricted and performance shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.

(b)	In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan. The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s Employee Stock Purchase Plan. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The share repurchase program has no specified limit and no specified termination date.

Item 4.	Submission of Matters to a Vote of Security Holders

Exelon

Exelon held its 2007 Annual Meeting of Shareholders on May 8, 2007.

Proposal 1 was the election of five Class I directors to serve three-year terms expiring in 2010 and one Class III director to serve a two-year term expiring in 2009. The following directors were elected:

	Votes For	Votes Against	Votes Abstaining

Class I Directors
Nicholas DeBenedictis	458,731,310	83,641,677	7,044,481
Sue L. Gin	536,508,585	6,315,167	6,593,716
William C. Richardson	536,985,739	5,825,921	6,605,808
Thomas J. Ridge	421,335,195	119,271,938	8,810,335
Don Thompson	536,700,363	5,899,904	6,817,201

Class III Director
Stephen D. Steinour	536,762,711	5,781,618	6,873,139

Proposal 2 was the ratification of PricewaterhouseCoopers LLP as independent accountants for Exelon and its subsidiaries for 2007. The shareholders approved the proposal with a vote of 540,749,869 votes cast for, 2,952,609 votes cast against, and 5,714,990 votes abstaining.

Proposal 3 was the amendment of Exelon’s Articles of Incorporation to allow for the annual election of all directors beginning in 2008. The shareholders approved the proposal with a vote of 533,610,590 votes cast for, 9,128,788 votes cast against, and 6,678,090 votes abstaining.

Proposal 4 was a shareholder proposal to require shareholder approval of future severance benefits for executives. It received 166,061,956 votes cast for and 292,536,300 votes against. There were also 13,365,472 votes abstaining and 77,453,740 broker non-votes.

Item 5.	Other Information

PECO

During 2004, two elections were held at PECO, which resulted in union representation for PECO craft and call center employees in the Philadelphia service territory. The current affected workgroup totals approximately 1,200 employees. PECO and the International Brotherhood of Electrical Workers Local 614 began negotiations for initial agreements in 2005 and reached agreements in the second quarter of 2007. The agreements cover work hours, wages, benefits and working conditions for the represented employees. The agreements will not result in a material financial impact to PECO.

Item 6.	Exhibits

Exhibit
No.	Description

10-1	Amended and Restated Articles of Incorporation of Exelon Corporation
10-2	Exelon Corporation Amended and Restated Bylaws
10-3	Amendment Number One to the Exelon Corporation Stock Deferral Plan (As Amended and Restated Effective January 1, 2005)

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed by the following officers for the following companies:

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

July 25, 2007

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

July 25, 2007

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

July 25, 2007

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

July 25, 2007