Form 10-Q
period 2007-09-30
EXELON CORP; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON GENERATION CO LLC
filed 2007-10-26
CIK 1109357, 78100, 22606, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Name of Registrant; State of Incorporation; Address of Principal Executive Offices; and Telephone Number	IRS Employer Identification Number

1-16169	EXELON CORPORATION	23-2990190
(a Pennsylvania corporation) 10 South Dearborn Street P.O. Box 805379 Chicago, Illinois 60680-5379 (312) 394-7398

333-85496	EXELON GENERATION COMPANY, LLC	23-3064219
(a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348-2473 (610) 765-5959

1-1839	COMMONWEALTH EDISON COMPANY	36-0938600
(an Illinois corporation) 440 South LaSalle Street Chicago, Illinois 60605-1028 (312) 394-4321

000-16844	PECO ENERGY COMPANY	23-0970240
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

The number of shares outstanding of each registrant’s common stock as of September 30, 2007 was:

Exelon Corporation Common Stock, without par value	659,968,774
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

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

WHERE TO FIND MORE INFORMATION

The public may read and copy any reports or other information that the Registrants file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the website maintained by the SEC at www.sec.gov and the Registrants’ websites at www.exeloncorp.com. Information contained on the Registrants’ websites shall not be deemed incorporated into, or to be a part of, this Report.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006
Operating revenues	$5,032	$4,401	$14,362	$11,960
Operating expenses
Purchased power	1,568	996	3,931	2,092
Fuel	503	489	1,795	1,928
Operating and maintenance	994	1,084	3,114	2,989
Depreciation and amortization	408	400	1,146	1,135
Impairment of goodwill	—	776	—	776
Taxes other than income	208	218	603	582

Total operating expenses	3,681	3,963	10,589	9,502

Operating income	1,351	438	3,773	2,458

Other income and deductions
Interest expense	(162)	(154)	(480)	(460)
Interest expense to affiliates, net	(49)	(64)	(158)	(203)
Equity in losses of unconsolidated affiliates and investments	(20)	(13)	(89)	(74)
Other, net	118	114	224	205

Total other income and deductions	(113)	(117)	(503)	(532)

Income from continuing operations before income taxes	1,238	321	3,270	1,926
Income taxes	459	366	1,107	929

Income (loss) from continuing operations	779	(45)	2,163	997

Discontinued operations
Income from discontinued operations (net of taxes of $1 and $3 for the three and nine months ended September 30, 2007, respectively)	2	—	6	—
Gain (loss) on disposal of discontinued operations (net of taxes of $0 and $2 for the three and nine months ended September 30, 2007, respectively, and $0 and $1 for the three and nine months ended September 30, 2006, respectively)	(1)	1	4	3

Income from discontinued operations, net	1	1	10	3

Net income (loss)	780	(44)	2,173	1,000

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service (benefit) cost reclassified to periodic benefit cost ($3, $(5), $7 and $(14) related to pension and non-pension postretirement benefit plans for the three and nine months ended September 30, 2007, respectively)	(2)	—	(7)	—
Actuarial loss reclassified to periodic (benefit) cost ($14, $3, $43 and $11 related to pension and non-pension postretirement benefit plans for the three and nine months ended September 30, 2007, respectively)	17	—	54	—
Transition obligation reclassified to periodic (benefit) cost ($1 and $2 related to non-pension postretirement benefit plans for the three and nine months ended September 30, 2007, respectively)	1	—	2	—
Finalization of pension and non-pension postretirement benefit plans valuation	—	—	19	—
Change in unrealized (loss) gain on cash-flow hedges	(37)	153	(248)	385
Unrealized gain on marketable securities	19	33	55	48

Other comprehensive income (loss)	(2)	186	(125)	433

Comprehensive income	$778	$142	$2,048	$1,433

Average shares of common stock outstanding:
Basic	673	671	673	670
Diluted	678	671	679	676

Earnings per average common share — basic:
Income (loss) from continuing operations	$1.16	$(0.07)	$3.21	$1.49
Income from discontinued operations	—	—	0.02	—

Net income (loss)	$1.16	$(0.07)	$3.23	$1.49

Earnings per average common share — diluted:
Income (loss) from continuing operations	$1.15	$(0.07)	$3.18	$1.48
Income from discontinued operations	—	—	0.02	—

Net income (loss)	$1.15	$(0.07)	$3.20	$1.48

Dividends per common share	$0.44	$0.40	$1.32	$1.20

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2007	2006
Cash flows from operating activities
Net income	$2,173	$1,000
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	1,643	1,621
Deferred income taxes and amortization of investment tax credits	(33)	(20)
Net realized and unrealized mark-to-market transactions	97	(116)
Impairment of long-lived assets	—	893
Other non-cash operating activities	521	164
Changes in assets and liabilities:
Accounts receivable	(475)	172
Inventories	4	(23)
Accounts payable, accrued expenses and other current liabilities	64	(307)
Counterparty collateral asset	(135)	236
Counterparty collateral liability	(255)	159
Income taxes	209	64
Restricted cash	(19)	—
Pension and non-pension postretirement benefit contributions	(66)	(49)
Other assets and liabilities	(215)	(241)

Net cash flows provided by operating activities	3,513	3,553

Cash flows from investing activities
Capital expenditures	(1,892)	(1,752)
Proceeds from nuclear decommissioning trust fund sales	3,733	3,584
Investment in nuclear decommissioning trust funds	(3,928)	(3,808)
Proceeds from sale of investments	95	2
Change in restricted cash	3	12
Other investing activities	(76)	(72)

Net cash flows used in investing activities	(2,065)	(2,034)

Cash flows from financing activities
Issuance of long-term debt	1,586	920
Retirement of long-term debt	(229)	(64)
Retirement of long-term debt to financing affiliates	(840)	(691)
Change in short-term debt	180	(837)
Dividends paid on common stock	(889)	(803)
Proceeds from employee stock plans	182	149
Purchase of treasury stock	(1,208)	(54)
Purchase of forward contract in relation to certain treasury stock	(79)	—
Other financing activities	65	—

Net cash flows used in financing activities	(1,232)	(1,380)

Increase in cash and cash equivalents	216	139
Cash and cash equivalents at beginning of period	224	140

Cash and cash equivalents at end of period	$440	$279

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$440	$224
Restricted cash and investments	74	58
Accounts receivable, net
Customer	2,077	1,747
Other	480	462
Mark-to-market derivative assets	709	1,418
Inventories, net
Fossil fuel	279	300
Materials and supplies	452	431
Other	682	352

Total current assets	5,193	4,992

Property, plant and equipment, net	23,652	22,775
Deferred debits and other assets
Regulatory assets	5,238	5,808
Nuclear decommissioning trust funds	6,918	6,415
Investments	669	725
Investments in affiliates	68	85
Goodwill	2,641	2,694
Mark-to-market derivative assets	232	171
Other	1,108	654

Total deferred debits and other assets	16,874	16,552

Total assets	$45,719	$44,319

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$485	$305
Long-term debt due within one year	916	248
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust due within one year	595	581
Accounts payable	1,326	1,382
Mark-to-market derivative liabilities	649	1,015
Accrued expenses	1,060	1,180
Other	507	1,084

Total current liabilities	5,538	5,795

Long-term debt	9,596	8,896
Long-term debt to ComEd Transitional Funding Trust and PECO
Energy Transition Trust	1,591	2,470
Long-term debt to other financing trusts	545	545
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,403	5,340
Asset retirement obligations	3,775	3,780
Pension obligations	700	747
Non-pension postretirement benefit obligations	1,837	1,817
Spent nuclear fuel obligation	986	950
Regulatory liabilities	3,344	3,025
Mark-to-market derivative liabilities	309	78
Other	1,587	782

Total deferred credits and other liabilities	17,941	16,519

Total liabilities	35,211	34,225

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 660 and 670 shares outstanding at September 30, 2007 and December 31, 2006, respectively)	8,498	8,314
Treasury stock, at cost (28 and 13 shares held at September 30, 2007 and December 31, 2006, respectively)	(1,838)	(630)
Retained earnings	4,989	3,426
Accumulated other comprehensive loss, net	(1,228)	(1,103)

Total shareholders’ equity	10,421	10,007

Total liabilities and shareholders’ equity	$45,719	$44,319

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2006	683	$8,314	$(630)	$3,426	$(1,103)	$10,007
Net income	—	—	—	2,173	—	2,173
Long-term incentive plan activity	5	263	—	—	—	263
Common stock purchases	—	(79)	(1,208)	—	—	(1,287)
Common stock dividends declared	—	—	—	(597)	—	(597)
Adoption of Financial Accounting Standards Board Interpretation No. 48 (FIN 48)	—	—	—	(13)	—	(13)
Other comprehensive loss, net of income taxes of $(31)	—	—	—	—	(125)	(125)

Balance, September 30, 2007	688	$8,498	$(1,838)	$4,989	$(1,228)	$10,421

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Operating revenues
Operating revenues	$1,818	$1,186	$5,473	$3,318
Operating revenues from affiliates	1,019	1,449	2,708	3,751

Total operating revenues	2,837	2,635	8,181	7,069

Operating expenses
Purchased power	808	826	1,939	1,607
Fuel	467	447	1,374	1,484
Operating and maintenance	470	501	1,576	1,457
Operating and maintenance from affiliates	74	73	225	225
Depreciation and amortization	66	71	199	210
Taxes other than income	47	49	135	133

Total operating expenses	1,932	1,967	5,448	5,116

Operating income	905	668	2,733	1,953

Other income and deductions
Interest expense	(35)	(36)	(100)	(117)
Interest expense to affiliates, net	—	(2)	—	(3)
Equity in (losses) earnings of investments	—	(5)	2	(9)
Other, net	15	12	68	31

Total other income and deductions	(20)	(31)	(30)	(98)

Income from continuing operations before income taxes	885	637	2,703	1,855
Income taxes	336	244	1,021	696

Income from continuing operations	549	393	1,682	1,159

Discontinued operations
Gain (loss) on disposal of discontinued operations (net of taxes of $0, $0, $2 and $2 for the three and nine months ended September 30, 2007 and 2006, respectively)	(1)	1	4	4

Income (loss) from discontinued operations, net	(1)	1	4	4

Net income	548	394	1,686	1,163

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost related to non-pension postretirement benefit plans	(1)	—	(2)	—
Finalization of year-end valuation	—	—	5	—
Change in unrealized gain (loss) on cash-flow hedges	(114)	154	(328)	386
Unrealized gain on marketable securities	15	32	52	47

Other comprehensive income (loss)	(100)	186	(273)	433

Comprehensive income	$448	$580	$1,413	$1,596

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2007	2006
Cash flows from operating activities
Net income	$1,686	$1,163
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel	696	694
Deferred income taxes and amortization of investment tax credits	30	129
Net realized and unrealized mark-to-market transactions	101	(132)
Other non-cash operating activities	180	(24)
Changes in assets and liabilities
Accounts receivable	(186)	84
Receivables from and payables to affiliates, net	338	149
Inventories	1	10
Accounts payable, accrued expenses and other current liabilities	60	(255)
Counterparty collateral asset	(135)	236
Counterparty collateral liability	(257)	159
Income taxes	101	(38)
Pension and non-pension postretirement benefit contributions	(40)	(25)
Other assets and liabilities	(151)	(255)

Net cash flows provided by operating activities	2,424	1,895

Cash flows from investing activities
Capital expenditures	(828)	(782)
Proceeds from nuclear decommissioning trust fund sales	3,733	3,584
Investment in nuclear decommissioning trust funds	(3,928)	(3,808)
Proceeds from sale of investments	95	—
Changes in Exelon intercompany money pool contributions	(153)	—
Change in restricted cash	1	1
Other investing activities	(7)	(2)

Net cash flows used in investing activities	(1,087)	(1,007)

Cash flows from financing activities
Issuance of long-term debt	700	—
Retirement of long-term debt	(11)	(12)
Change in short-term debt	200	(311)
Changes in Exelon intercompany money pool borrowings	—	(86)
Distribution to member	(2,095)	(444)
Contribution from member	—	5
Other financing activities	(6)	(45)

Net cash flows used in financing activities	(1,212)	(893)

Increase (decrease) in cash and cash equivalents	125	(5)
Cash and cash equivalents at beginning of period	128	34

Cash and cash equivalents at end of period	$253	$29

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$253	$128
Restricted cash and investments	1	2
Accounts receivable, net
Customer	745	575
Other	145	122
Mark-to-market derivative assets	693	1,408
Receivable from affiliates	175	437
Inventories, net
Fossil fuel	108	127
Materials and supplies	359	335
Deferred income taxes	70	—
Contributions to Exelon intercompany money pool	166	13
Prepayments and other current assets	407	286

Total current assets	3,122	3,433

Property, plant and equipment, net	7,760	7,514
Deferred debits and other assets
Nuclear decommissioning trust funds	6,918	6,415
Investments	35	115
Mark-to-market derivative assets	232	171
Prepaid pension asset	970	996
Other	331	265

Total deferred debits and other assets	8,486	7,962

Total assets	$19,368	$18,909

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2007	December 31, 2006
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Short-term borrowings	$200	$—
Long-term debt due within one year	12	12
Accounts payable	764	899
Mark-to-market derivative liabilities	636	1,003
Mark-to-market derivative liability with affiliate	9	—
Payables to affiliates	60	—
Accrued expenses	584	496
Deferred income taxes	—	142
Other	163	362

Total current liabilities	2,428	2,914

Long-term debt	2,467	1,778
Deferred credits and other liabilities
Asset retirement obligations	3,592	3,602
Pension obligation	27	37
Non-pension postretirement benefit obligations	582	538
Spent nuclear fuel obligation	986	950
Deferred income taxes and unamortized investment tax credits	1,509	1,380
Payables to affiliates	2,180	1,911
Mark-to-market derivative liabilities	308	77
Mark-to-market derivative liability with affiliate	121	—
Other	356	238

Total deferred credits and other liabilities	9,661	8,733

Total liabilities	14,556	13,425

Commitments and contingencies
Minority interest of consolidated subsidiary	1	1
Member’s equity
Membership interest	3,321	3,267
Undistributed earnings	1,347	1,800
Accumulated other comprehensive income, net	143	416

Total member’s equity	4,811	5,483

Total liabilities and member’s equity	$19,368	$18,909

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY

(Unaudited)

(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity
Balance, December 31, 2006	$3,267	$1,800	$416	$5,483
Net income	—	1,686	—	1,686
Distribution to member	—	(2,095)	—	(2,095)
Allocation of tax benefit from member	54	—	—	54
Adoption of FIN 48	—	(44)	—	(44)
Other comprehensive loss, net of income taxes of $(125)	—	—	(273)	(273)

Balance, September 30, 2007	$3,321	$1,347	$143	$4,811

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Operating revenues
Operating revenues	$1,757	$1,837	$4,664	$4,712
Operating revenues from affiliates	1	3	4	8

Total operating revenues	1,758	1,840	4,668	4,720

Operating expenses
Purchased power	672	87	1,768	260
Purchased power from affiliate	428	907	1,138	2,363
Operating and maintenance	222	155	637	484
Operating and maintenance from affiliates	46	55	141	160
Impairment of goodwill	—	776	—	776
Depreciation and amortization	110	115	327	320
Taxes other than income	87	83	243	234

Total operating expenses	1,565	2,178	4,254	4,597

Operating income (loss)	193	(338)	414	123

Other income and deductions
Interest expense	(78)	(60)	(218)	(174)
Interest expense to affiliates, net	(12)	(18)	(41)	(56)
Equity in losses of unconsolidated affiliates	(2)	(2)	(6)	(8)
Other, net	4	89	10	90

Total other income and deductions	(88)	9	(255)	(148)

Income (loss) before income taxes	105	(329)	159	(25)
Income taxes	40	177	61	300

Net income (loss)	65	(506)	98	(325)

Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on cash-flow hedges	—	(2)	4	(2)
Unrealized gain on marketable securities	—	1	1	1

Other comprehensive income (loss)	—	(1)	5	(1)

Comprehensive income (loss)	$65	$(507)	$103	$(326)

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2007	2006
Cash flows from operating activities
Net income (loss)	$98	$(325)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, amortization and accretion	328	320
Deferred income taxes and amortization of investment tax credits	62	20
Impairment of goodwill	—	776
Net realized and unrealized mark-to-market transactions	(2)	5
Other non-cash operating activities	154	(18)
Changes in assets and liabilities:
Accounts receivable	(148)	(34)
Inventories	7	(16)
Accounts payable, accrued expenses and other current liabilities	76	7
Receivables from and payables to affiliates, net	(134)	(39)
Income taxes	51	75
Change in restricted cash	(19)	—
Pension and non-pension postretirement benefit contributions	(3)	(2)
Other assets and liabilities	(42)	(4)

Net cash flows provided by operating activities	428	765

Cash flows from investing activities
Capital expenditures	(806)	(704)
Other investing activities	20	10

Net cash flows used in investing activities	(786)	(694)

Cash flows from financing activities
Changes in short-term debt	125	(306)
Issuance of long-term debt	706	617
Retirement of long-term debt	(147)	(2)
Retirement of long-term debt to ComEd Transitional Funding Trust	(268)	(261)
Changes in Exelon intercompany money pool borrowings	—	(140)
Contributions from parent	—	23
Other financing activities	—	(2)

Net cash flows provided by (used in) financing activities	416	(71)

Increase in cash and cash equivalents	58	—
Cash and cash equivalents at beginning of period	35	38

Cash and cash equivalents at end of period	$93	$38

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$93	$35
Restricted cash	19	—
Accounts receivable, net
Customer	832	740
Other	149	62
Inventories, net	74	83
Deferred income taxes	—	29
Receivables from affiliates	—	18
Regulatory assets	63	—
Mark-to-market derivative asset with affiliate	9	—
Other	35	40

Total current assets	1,274	1,007

Property, plant and equipment, net	10,973	10,457
Deferred debits and other assets
Regulatory assets	515	532
Investments	46	44
Investments in affiliates	9	20
Goodwill	2,641	2,694
Receivables from affiliates	1,973	1,774
Mark-to-market derivative asset with affiliate	121	—
Prepaid pension asset	886	914
Other	468	332

Total deferred debits and other assets	6,659	6,310

Total assets	$18,906	$17,774

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$185	$60
Long-term debt due within one year	417	147
Long-term debt to ComEd Transitional Funding Trust due within one year	269	308
Accounts payable	319	203
Accrued expenses	249	467
Payables to affiliates	115	219
Customer deposits	117	114
Regulatory liabilities	12	—
Deferred income taxes	9	—
Other	61	82

Total current liabilities	1,753	1,600

Long-term debt	3,728	3,432
Long-term debt to ComEd Transitional Funding Trust	86	340
Long-term debt to other financing trusts	361	361
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,040	2,310
Asset retirement obligations	162	156
Non-pension postretirement benefit obligations	220	176
Regulatory liabilities	3,161	2,824
Other	967	277

Total deferred credits and other liabilities	6,550	5,743

Total liabilities	12,478	11,476

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,934	4,906
Retained deficit	(96)	(193)
Accumulated other comprehensive income (loss), net	2	(3)

Total shareholders’ equity	6,428	6,298

Total liabilities and shareholders’ equity	$18,906	$17,774

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2006	$1,588	$4,906	$(1,632)	$1,439	$(3)	$6,298
Net income	—	—	98	—	—	98
Allocation of tax benefit from parent	—	28	—	—	—	28
Appropriation of retained earnings for future dividends	—	—	(97)	97	—	—
Adoption of FIN 48	—	—	(1)	—	—	(1)
Other comprehensive income, net of income taxes of $3	—	—	—	—	5	5

Balance, September 30, 2007	$1,588	$4,934	$(1,632)	$1,536	$2	$6,428

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Operating revenues
Operating revenues	$1,455	$1,375	$4,216	$3,921
Operating revenues from affiliates	4	4	12	12

Total operating revenues	1,459	1,379	4,228	3,933

Operating expenses
Purchased power	92	82	227	224
Purchased power from affiliate	591	542	1,569	1,387
Fuel	37	42	422	445
Operating and maintenance	123	160	360	385
Operating and maintenance from affiliates	29	31	86	94
Depreciation and amortization	221	204	591	547
Taxes other than income	70	81	212	198

Total operating expenses	1,163	1,142	3,467	3,280

Operating income	296	237	761	653

Other income and deductions
Interest expense	(24)	(19)	(68)	(54)
Interest expense to affiliates, net	(37)	(47)	(120)	(148)
Equity in losses of unconsolidated affiliates	(1)	(2)	(5)	(7)
Other, net	25	11	36	16

Total other income and deductions	(37)	(57)	(157)	(193)

Income before income taxes	259	180	604	460
Income taxes	91	46	212	140

Net income	168	134	392	320
Preferred stock dividends	1	1	3	3

Net income on common stock	$167	$133	$389	$317

Comprehensive income, net of income taxes
Net income	$168	$134	$392	$320

Other comprehensive loss, net of income taxes
Change in net unrealized loss on cash-flow hedges	(1)	—	(1)	(1)

Other comprehensive loss	(1)	—	(1)	(1)

Comprehensive income	$167	$134	$391	$319

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2007	2006
Cash flows from operating activities
Net income	$392	$320
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	591	547
Deferred income taxes and amortization of investment tax credits	(144)	(182)
Other non-cash operating activities	41	86
Changes in assets and liabilities:
Accounts receivable	(96)	65
Inventories	(3)	(17)
Accounts payable, accrued expenses and other current liabilities	(20)	(76)
Receivables from and payables to affiliates, net	(62)	(1)
Income taxes	60	49
Pension and non-pension postretirement benefit contributions	(18)	(18)
Other assets and liabilities	(13)	42

Net cash flows provided by operating activities	728	815

Cash flows from investing activities
Capital expenditures	(243)	(241)
Changes in Exelon intercompany money pool contributions	—	8
Change in restricted cash	1	(1)
Other investing activities	2	5

Net cash flows used in investing activities	(240)	(229)

Cash flows from financing activities
Issuance of long-term debt	182	303
Retirement of long-term debt to PECO Energy Transition Trust	(572)	(430)
Change in short-term debt	5	(220)
Changes in Exelon intercompany money pool borrowings	125	—
Dividends paid on common and preferred stock	(457)	(371)
Contributions from parent	228	118

Net cash flows used in financing activities	(489)	(600)

Decrease in cash and cash equivalents	(1)	(14)
Cash and cash equivalents at beginning of period	29	37

Cash and cash equivalents at end of period	$28	$23

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$28	$29
Restricted cash	3	4
Accounts receivable, net
Customer	498	426
Other	92	79
Inventories, net
Gas	171	173
Materials and supplies	18	13
Receivable from affiliate	29	—
Deferred income taxes	33	25
Other	23	13

Total current assets	895	762

Property, plant and equipment, net	4,777	4,651
Deferred debits and other assets
Regulatory assets	3,423	3,896
Investments	25	21
Investments in affiliates	59	64
Receivable from affiliate	225	151
Other	487	228

Total deferred debits and other assets	4,219	4,360

Total assets	$9,891	$9,773

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$100	$95
Borrowings from Exelon intercompany money pool	170	45
Long-term debt due within one year	450	—
Long-term debt to PECO Energy Transition Trust due within one year	327	273
Accounts payable	178	175
Accrued expenses	149	121
Payables to affiliates	140	203
Customer deposits	64	50
Other	12	16

Total current liabilities	1,590	978

Long-term debt	1,203	1,469
Long-term debt to PECO Energy Transition Trust	1,505	2,131
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,658	2,601
Asset retirement obligations	22	21
Non-pension postretirement benefit obligations	287	283
Regulatory liabilities	263	151
Other	153	146

Total deferred credits and other liabilities	3,383	3,202

Total liabilities	7,865	7,964

Commitments and contingencies
Shareholders’ equity
Common stock	2,255	2,223
Preferred stock	87	87
Receivable from parent	(862)	(1,090)
Retained earnings	542	584
Accumulated other comprehensive income, net	4	5

Total shareholders’ equity	2,026	1,809

Total liabilities and shareholders’ equity	$9,891	$9,773

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Preferred Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2006	$2,223	$87	$(1,090)	$584	$5	$1,809
Net income	—	—	—	392	—	392
Common stock dividends	—	—	—	(454)	—	(454)
Preferred stock dividends	—	—	—	(3)	—	(3)
Repayment of receivable from parent	—	—	228	—	—	228
Allocation of tax benefit from parent	32	—	—	—	—	32
Adoption of FIN 48	—	—	—	23	—	23
Other comprehensive loss, net of income taxes $(1)	—	—	—	—	(1)	(1)

Balance, September 30, 2007	$2,255	$87	$(862)	$542	$4	$2,026

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

Generation’s, ComEd’s and PECO’s consolidated financial statements include the accounts of their subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of September 30, 2007 and 2006 and for the three and nine months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO (collectively, Registrants), include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2006 Consolidated Balance Sheets were taken from audited financial statements. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2006 Annual Report on Form 10-K.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Discontinued Operations (Exelon and Generation)

As discussed in Note 4 — Acquisitions and Dispositions, on January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe Energies, Inc. (Sithe). In addition, during 2003 and 2004, Exelon sold or wound down substantially all components of Exelon Enterprises Company, LLC (Enterprises). As a result, the results of operations and any gain or loss on the sale of these entities are presented as discontinued operations for the three and nine months ended September 30, 2007 and 2006 within Exelon’s (for Sithe and Enterprises) and Generation’s (for Sithe) Consolidated Statements of Operations and Comprehensive Income.

For the nine months ended September 30, 2007, Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income included $4 million (after tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. For the nine months ended September 30, 2006, Exelon’s and Generation’s Consolidated Statements of Income and Comprehensive Income included $4 million of gain on disposal of discontinued operations related to Sithe, which represented an adjustment to the gain on sale as a result of the expiration of certain tax indemnifications, accrued interest on an indemnification and the collection of a receivable arising from the sale of Sithe. There was no significant activity related to the discontinued operations for Sithe during the three months ended September 30, 2007 or 2006. See Note 4 — Acquisitions and Dispositions for additional information regarding Generation’s sale of its investment in Sithe.

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

Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48, including timing differences, and the amount previously taken or expected to be taken in a tax return.

FIN 48 was effective for the Registrants as of January 1, 2007. The change in net assets as a result of applying this pronouncement was considered a change in accounting principle with the cumulative effect of the change required to be treated primarily as an adjustment to the opening balance of retained earnings (deficit).

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

FSP FIN 39-1

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). This pronouncement amends FIN 39, “Offsetting of Amounts Related to Certain Contracts,” to permit companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 will be effective for the Registrants as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Registrants are currently assessing whether to elect the accounting policies prescribed by FSP FIN 39-1 which, if elected, would not impact net income.

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

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. These indemnifications and guarantees are being accounted for under the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”. The remaining exposures covered by these indemnities are anticipated to expire in 2007 and beyond. As of September 30, 2007, Exelon’s accrued liabilities related to these indemnifications and guarantees were $43 million. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $175 million at September 30, 2007.

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

5.    Regulatory Issues (Exelon, Generation, ComEd and PECO)

Illinois Settlement Agreement (Exelon, Generation and ComEd).    The legislatively mandated transition and rate freeze period in Illinois ended at the close of 2006. Associated with the end of this rate freeze, ComEd engaged in various regulatory proceedings to establish rates for the post-2006 period, which are more fully described below. In view of the rate increases following the expiration of the rate freeze, the Illinois legislature considered proposed legislation to roll back and freeze ComEd’s rates for an additional period or to control the rate at which the rate increases were phased in or to impose a tax on the ownership or operation of electric generating facilities.

The increases in ComEd’s 2007 rates reflect the pass-through of ComEd’s costs of procuring electricity for customers, significant capital investment that ComEd has made in distribution assets, and changes in ComEd’s operating costs. ComEd estimated that its average residential customer experienced an annual increase of approximately 24% in its electric bills in 2007 prior to reflecting the credits discussed below; however, some customer increases were larger. Customers of some other Illinois utilities have experienced much more significant increases in their bills.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, various bills were proposed in the Illinois House of Representatives and Senate in an attempt to address the higher electric bills experienced in the State of Illinois since the expiration of the rate freeze at the end of 2006. The significant components of the proposed legislation would have required the following:

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

•

Establishment of a generation tax and a fund from the proceeds of the generation tax to be used to pay to ComEd and other Illinois utilities for rate refunds to customers and also to pay to ComEd and other Illinois utilities for differences between 2007 and 2006 rates prior to July 1, 2008.

•

ComEd to supply all residential and small commercial and industrial customers who have central air conditioning with direct load control devices. ComEd would not be allowed to recover the cost of these devices through rates, but only from the generation tax fund.

•

Beginning in 2009, no electric utility, including ComEd, could have been owned by a company, such as Exelon, which also participates, as Exelon does through Generation, in power generation or marketing.

•	Require electric utilities, including ComEd, to remove themselves from participation in regional transmission organizations, including PJM Interconnection, LLC (PJM).

In July 2007, following extensive discussions with legislative leaders in Illinois, ComEd, Generation, and other utilities and generators in Illinois reached an agreement (Settlement) with various representatives from the State of Illinois concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Legislation reflecting the Settlement (Settlement Legislation) was passed by the Illinois legislature on July 26, 2007 and was signed into law on August 28, 2007 by the Governor of Illinois. The Settlement and the Settlement Legislation provides for the following, among other things:

•

Illinois electric utilities, their affiliates, and generators of electricity in Illinois will make voluntary contributions of approximately $1 billion over a period of four years to programs that will provide rate relief to Illinois electricity customers and funding for the Illinois Power Agency (Agency) to be created by the Settlement Legislation. Exelon has committed to contributing approximately $800 million to rate relief programs over four years and partial funding for the Agency, which is discussed further below, in addition to approximately $11 million of rate relief credits provided by ComEd prior to June 14, 2007 under rate relief programs previously announced. Over the next three years, ComEd will continue its $64 million rate relief package announced April 23, 2007. Generation will contribute an aggregate of $747 million, of which $435 million will be available to pay ComEd for rate relief programs for ComEd customers, and $307.5 million will be available for rate relief programs for customers of other Illinois utilities, and $4.5 million will be available for partially funding operations of the Agency. Of the $800 million to be contributed to rate relief by Generation and ComEd, it is estimated that $459 million, $222 million, $105 million and $14 million will be provided to Illinois customers for electricity consumed in 2007, 2008, 2009 and 2010, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inclusive of ComEd’s funding of its Customers’ Affordable Reliable Energy (CARE) initiative, ComEd anticipates that its contributions to customer rate relief programs will be approximately $44 million in 2007 and approximately $10 million per year during 2008 and 2009. Actual contributions may differ from anticipated amounts in each of the years based on customer participation in the programs. Any contributions not used by customers in 2007 will still be available under the same rate relief programs in 2008 and 2009. ComEd’s CARE initiative helps mitigate the impacts of electricity rate increases in 2007 on certain customers after the expiration of the rate freeze in Illinois and includes the residential rate stabilization program discussed below and a variety of energy efficiency, low-income and senior citizen programs to help mitigate the impacts of the rate increase on customers’ bills.

ComEd and Generation concluded that neither the Settlement nor enactment of the Settlement Legislation constituted an obligating event that would require immediate recognition in the financial statements of the entire amount of contributions to be made to rate relief programs and the Agency. Rather, as parties to the Settlement, ComEd and Generation made commitments to make the contributions. See Note 13 — Commitments and Contingencies for the expected rate relief contributions by Generation and ComEd by year. The contributions will be recognized in the financial statements of Generation and ComEd as rate relief credits are applied to customer bills by ComEd and other Illinois utilities or funding is paid to the Agency. Generation will ultimately reflect the $747 million cost of the Settlement in its statement of operations as a reduction in revenue. Similarly, ComEd will reflect its $64 million cost of the Settlement either as a reduction in revenue as credits are issued to customers or as operating and maintenance expense as ComEd funds other rate relief programs in connection with its CARE initiative. Contributions received from Generation for rate relief pursuant to the Settlement will be applied to customer bills by ComEd and, therefore, have no net impact on ComEd’s financial statements.

During the nine months ended September 30, 2007, Generation and ComEd recognized net costs from the 2007 portion of the Settlement in their Statements of Operations as follows:

	Funded by		Funded by		Total credits issued
	Generation		ComEd		to ComEd customers
Credits to ComEd customers	$9	(a)	$24	(a)	$33
Credits to other Illinois utilities’ customers	108	(a)	—		n/a
Other rate relief programs	—		8	(b)	n/a
Funding of the Agency	5	(a)	—		n/a

Total Settlement incurred costs	$122		$32		$33

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense.

•

In the event that the Illinois General Assembly enacts legislation prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax on any party to the Settlement, the Settlement provides for the contributors to the rate relief funds to terminate their funding commitments and recover any undisbursed funds set aside for rate relief.

•

The existing contracts resulting from the procurement auction in 2006 will be honored. As those contracts expire, procurement will be made pursuant to a competitive process to establish market-based contracts.

•	To fulfill a requirement of the Settlement Legislation, ComEd and Generation entered into a five-year financial swap contract, the effect of which will be to cause ComEd to pay fixed prices and cause

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation to pay a market price for a portion of ComEd’s electricity supply requirement. The financial terms cover energy costs only and do not cover capacity or ancillary services. The contract became effective upon enactment of the Settlement Legislation.

•

The contract is designed to dovetail with ComEd’s remaining auction contracts for energy, increasing in volume as those contracts expire. The contract volumes are 1,000 MW for the period from June 2008 through May 2009, 2,000 MW for the period from June 2009 through May 2010, and 3,000 MW in each of the periods June 2010 through May 2011, June 2011 through May 2012, and June 2012 through May 2013.

•	The arrangement in the contract is deemed prudent in the Settlement Legislation and ComEd will be entitled to full recovery of costs of the contract in rates.

The financial swap contract between Generation and ComEd is a derivative financial instrument. The arrangement in the swap contract was deemed prudent by the Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates. See Note 8 – Derivatives for additional information.

•

The Agency will be created and authorized to design electricity supply portfolio plans for electric utilities and administer a competitive procurement process for utilities to procure the electricity supply resources identified in the supply portfolio plans, all with the oversight of the ICC. The Agency, under certain conditions, will also be authorized to construct generation and co-generation facilities that use indigenous coal or renewable resources, or both, and to supply electricity at cost to municipal electric systems and rural electric cooperatives. The Agency’s operations will be funded from fees and bond proceeds and the interest on $25 million of the $1 billion customer rate relief package to be contributed to the Illinois Power Agency Trust Fund.

•

The ability of utilities to engage in divestiture and other restructuring transactions, after only having to make an informational filing at the Illinois Commerce Commission (ICC), is extended until all classes of tariffed service are declared competitive.

•

The Settlement Legislation declared that the 400 kilowatt (kW) and above customer classes of ComEd are competitive and established an expedited procedure for finding customer classes with demands of 100 kW or greater but less than 400 kW are competitive. On October 11, 2007, the ICC approved a filing request made by ComEd on September 18, 2007 that declared customer classes with demands of 100 kW or greater but less than 400 kW as competitive, which will become effective on November 11, 2007. Consequently, after the expiration of a transitional period, ComEd will have a provider of last resort (POLR) obligation only for those customers with demand of less than 100 kW.

•

Until at least June 30, 2022, the State of Illinois will not prohibit an electric utility from maintaining its membership in a Federal Energy Regulatory Commission (FERC) approved regional transmission organization chosen by the utility.

•	ComEd is required to provide tariffed service to condominium associations at rates that do not exceed rates offered to residential customers.

•	Utilities are prohibited from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year and March 1 of the following year.

•

Electric utilities are required to use cost-effective energy efficiency resources to meet incremental annual program energy savings goals of 0.2% of energy delivered in the year commencing June 1, 2008,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increasing annually to 2.0% of energy delivered in the year commencing June 1, 2015 and each year thereafter. Additionally, commencing June 1, 2008 and continuing for a period of ten years, electric utilities must implement cost effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers. The energy efficiency and demand response goals are subject to rate impact caps each year. Utilities are allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the ICC. Failure to comply with the energy efficiency and demand response requirements in the Settlement Legislation would result in ComEd being subject to penalties and other charges. ComEd anticipates completing various filings with the ICC related to these programs during the fourth quarter of 2007.

•

The procurement plans developed by the Agency and implemented by electric utilities must include cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers by June 1, 2008, increasing to 10% by June 1, 2015, with a goal of 25% by June 1, 2025. All goals are subject to rate impact criteria set forth in the Settlement Legislation. Utilities will be allowed to pass through any costs from the procurement of these renewable resources.

Pursuant to the Settlement, ComEd, Generation, the Attorney General of the State of Illinois (Illinois Attorney General), and other Illinois utilities entered into a release and settlement agreement releasing and dismissing with prejudice all litigation, claims and regulatory proceedings and appeals relating to or arising out of the procurement of power, including ICC and FERC proceedings relating to the procurement of power. The release and settlement agreement became effective upon enactment of the Settlement Legislation.

In connection with the Settlement, Generation, ComEd and the Illinois Attorney General entered into a Rate Relief Funding Agreement dated July 24, 2007, pursuant to which ComEd contractually committed to the rate relief contemplated by the Settlement and Generation contractually committed to pay ComEd for up to $435 million of costs incurred by ComEd in connection with the rate relief contemplated by the Settlement. In addition, Generation, the Illinois utilities owned by Ameren Corporation (Ameren), and the Illinois Attorney General entered into a separate Rate Relief Funding Agreement dated July 24, 2007, pursuant to which Ameren contractually committed to the rate relief contemplated by the Settlement and Generation contractually committed to pay Ameren for up to $307.5 million of costs incurred by Ameren in connection with the rate relief contemplated by the Settlement. These funding commitments became effective upon enactment of the Settlement Legislation and will terminate if the Illinois General Assembly enacts legislation prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax on any party to the Settlement.

Exelon, Generation and ComEd believe that the Settlement Legislation will promote competition in Illinois retail markets and allow utilities to recover their prudent supply costs while relieving the pressure for rate freeze, generation tax, or other similar legislation. Given the rate stabilization provided by the Settlement Legislation and the fact that ComEd’s POLR obligation, after a transition period, will consist of only those customers with demand of less than 100 kW, and considering the assurances legislative leaders gave to ComEd in discussions leading to the Settlement, ComEd is reasonably confident that the Illinois General Assembly will not consider rate freeze, generation tax, or other similar legislation again within the next several years. However, ComEd cannot predict whether the Illinois General Assembly might consider such measures at some future date under different circumstances.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Illinois Procurement Case and Related Proceedings (Exelon, Generation and ComEd).    ComEd’s power purchase agreement (PPA) with Generation expired at the end of 2006. On February 25, 2005, ComEd made a filing with the ICC to seek regulatory approval of tariffs that would authorize ComEd to bill its customers for electricity costs incurred under a reverse-auction competitive bidding process (the Procurement Case). On January 24, 2006, the ICC, by a unanimous vote, approved a reverse-auction competitive bidding process for procurement of electricity by ComEd after the end of the transition period. The first procurement auction for ComEd’s entire load to be delivered beginning in January 2007 took place in September 2006. Generation won portions of the ComEd auction. The energy price that resulted from the first auction is fixed until June 2008. On December 6, 2006, the ICC staff released its report on the auction, which generally spoke favorably of the process and the outcome. The report recommended the continued use of the reverse-auction for future electric power procurement. However, the Settlement Legislation has established a new competitive process that must be used in the future for procurement of electricity by Illinois utilities. Various parties, including the Illinois Attorney General, ComEd and consumer representatives, appealed the ICC approval and the Illinois Appellate Court consolidated those appeals. As a result of the Settlement, the Illinois Attorney General and other parties to the Settlement moved that the court dismiss the appeals. In October 2007, the appeals were dismissed.

On December 16, 2005, FERC issued an order holding that the proposed competitive bidding process satisfied FERC’s criteria for a competitive process and that Generation would be eligible for market-based rate sales to ComEd under the terms of the auction. On May 1, 2006, FERC denied the Illinois Attorney General’s request for rehearing of that order, and the Illinois Attorney General filed a petition for review of the ICC’s decision in the United States Court of Appeals for the District of Columbia Circuit. In connection with the Settlement, the Illinois Attorney General moved to dismiss that appeal with prejudice. The motion for dismissal was granted on October 10, 2007; however, the Settlement effectively terminated the reverse-auction competitive bidding process as a means that can be used in the future for procuring power by Illinois utilities. Instead, the Agency will participate in the design of electricity supply portfolios for ComEd and will administer a competitive process for ComEd to procure the electricity supply resources identified in the supply portfolio plans, all with oversight of the ICC.

In March 2007, the Illinois Attorney General filed a complaint before FERC alleging that the prices to all suppliers resulting from the auction are unjust and unreasonable under the Federal Power Act and that the suppliers colluded in the course of the auction. In connection with the Settlement, the Illinois Attorney General moved to dismiss this complaint with prejudice, and on October 4, 2007, FERC granted that motion, terminating the proceeding with prejudice. Additionally, on March 28, 2007 and March 30, 2007, class action suits were filed in Illinois state court against ComEd and Generation as well as the other suppliers in the Illinois procurement auction, claiming that the suppliers manipulated the auction and that the resulting wholesale prices are unlawfully high. Exelon, Generation and ComEd cannot predict the outcome of these proceedings, but each believes the claims to be completely false and unsupported by requisite evidence, and each intends to vigorously oppose these claims.

Illinois Rate Case (Exelon and ComEd).    On August 31, 2005, ComEd filed a rate case with the ICC to comprehensively revise its tariffs and to adjust rates for delivering electricity effective January 2007 (Rate Case). The commodity component of ComEd’s rates was established by the reverse-auction process in accordance with the ICC rate order in the Procurement Case. ComEd proposed a revenue increase of $317 million. The ICC staff and several intervenors in the Rate Case, including the Illinois Attorney General, suggested and provided testimony that ComEd’s rates for delivery services should be reduced. On July 26, 2006, the ICC issued its order in the Rate Case which approved a delivery services revenue increase of approximately $8 million of the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$317 million proposed revenue increase requested by ComEd. On December 20, 2006, the ICC issued an order on rehearing that increased the amount previously approved by approximately $74 million for a total rate increase of $83 million. ComEd and various other parties have appealed the rate order to the courts. The earliest that the appeal will be resolved is the fourth quarter of 2007. In the event the order is ultimately changed, the changes are expected to be prospective only. See Note 17 – Subsequent Events for information on the delivery service rate case filed in October 2007.

Illinois Rate Design Investigation (Exelon and ComEd).    On March 2, 2007, the ICC voted to initiate investigations into ComEd’s and the Ameren utilities’ rate designs, particularly for residential and residential space-heating customers. The investigation was prompted by hearings before the Illinois House of Representatives Committee of the Whole that took place in February 2007, during which House Representatives and customers spoke of extreme and unexpected rate increases that took effect January 2007. The vast majority of noted situations related to Ameren customers. In October 2007, the ICC approved implementation of a revised rate design that will change the allocation of rates among customer groups rather than the overall level of rates. The new rate design will take effect December 1, 2007.

Original Cost Audit (Exelon and ComEd).    In the Rate Case, the ICC ordered an “original cost” audit of ComEd’s distribution assets. The ICC order did not find that any portion of ComEd’s delivery service assets should be disallowed because it was unreasonable in amount, imprudently incurred or not used and useful. The ICC rate order does not provide for a new review of these issues but instead provides that the ICC-appointed auditors determine whether the costs of ComEd’s distribution assets were properly recorded in ComEd’s financial statements at their original costs. The result of this audit will be addressed through a separately docketed proceeding. The original cost audit report is expected to be finalized in 2007 with an ICC proceeding to follow the issuance of the report. This proceeding may extend into 2008, and ComEd is unable to predict the results of this audit at this time but does not believe it has significant financial exposure related to the audit proceedings. These proceedings were not affected by the Settlement or the Settlement Legislation.

Renewable Energy Filings (Exelon and ComEd).    On April 4, 2006, ComEd filed with the ICC a request for ICC approval to purchase and receive recovery of costs associated with the output of a portfolio of competitively procured wind resources of approximately 300 megawatts (MWs). On April 4, 2007, at the request of ComEd, the ICC terminated the proceeding.

Residential Rate Stabilization Program (Exelon and ComEd).    On December 20, 2006, the ICC approved a program, proposed by ComEd, to mitigate the impact on ComEd’s residential customers of ComEd’s transition from almost a decade of reduced and frozen rates to rates that reflect the current cost of providing service. The program included an “opt-in” feature to give residential customers the choice to participate in the program. The program caps average annual residential rate increases at 10% in each of 2007, 2008 and 2009. For participating customers, costs that exceed the caps are deferred and recovered over three years from 2010 to 2012. Deferred balances will be assessed an annual carrying charge of 3.25% to partially cover ComEd’s costs of financing the program. If ComEd’s rate increases are less than the caps in 2008 and 2009, ComEd would begin to recover deferred amounts up to the caps with carrying costs. The program would terminate upon a force majeure event, upon a ComEd bankruptcy, or if ComEd’s senior secured credit ratings from two of three major credit rating agencies fall below investment grade. ComEd’s residential customers had until August 2007 to choose to participate in the program. Reductions began to be reflected in April 2007 and are not retroactive. As of September 30, 2007, approximately 36,700 or 1% of ComEd’s residential customers enrolled in the program and ComEd deferred approximately $1 million under this program.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

City of Chicago Negotiations (Exelon and ComEd).    ComEd has been in negotiations with the City of Chicago related to various components of its franchise agreement and other matters with the City of Chicago. As part of these discussions, ComEd may be able to resolve various outstanding issues relating to reliability, franchise obligations and other matters. As part of any agreement, ComEd may make payments to the City of Chicago, which may be material. No formal agreement has been reached.

Transmission Rate Case (Exelon and ComEd).    On March 1, 2007, ComEd filed a request with FERC seeking approval to update its transmission rates and change the manner in which ComEd’s transmission rates are determined from fixed rates to a formula rate. The formula rate would be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. Initial application of the formula would result in an increase of the revenues ComEd receives for transmission services, reflecting substantial investment in transmission-related plant as rates were previously based on 2003 costs. Between 2003 and the end of 2007, ComEd will have invested over $800 million in transmission-related plant to meet increasing demand and improve reliability. ComEd also requested incentive rate treatment for certain transmission projects. ComEd requested that the new transmission rates be effective as of May 2007. On June 5, 2007, FERC issued an order that conditionally approved ComEd’s proposal to implement a formula-based transmission rate and associated rate increase effective as of May 1, 2007, but subject to refund, hearing procedures and conditions. The FERC order provided that further hearing and settlement procedures be conducted to determine the reasonableness of certain elements of ComEd’s formula-based rate. The issues set for hearing included ComEd’s proposed 11.70% base return on equity and various elements of ComEd’s rate base. The order denied ComEd’s request for incentive rate treatment on investment in two transmission projects and the inclusion of construction work in progress in ComEd’s rate base. The order directed ComEd to file a revised formula reflecting these findings within 30 days. The new rate will increase an average residential customer bill by about 1% and will result in an annual increase in the transmission revenue requirement of approximately $116 million, although the rate increase is subject to further adjustment and refund depending on the outcome of the settlement and hearing procedures. The FERC order approved a 0.5% adder to the base return on equity for participating in a regional transmission organization. On July 5, 2007, ComEd filed a request for rehearing, asking FERC to reconsider the denial of incentive rate treatment on the two new transmission projects and the denial of construction work in progress in rate base and certain other elements of the June 5, 2007 order. Effective May 1, 2007, PJM began billing customers based on the conditional FERC order.

On September 19, 2007, the settlement judge issued a status report to FERC announcing that ComEd, FERC Trial Staff and the active intervenors in the proceeding had reached an agreement in principle to settle all of the issues set for hearing. On October 5, 2007, ComEd made a filing with FERC seeking approval of the settlement agreement. The settlement agreement is a comprehensive resolution of all issues in the proceeding, other than ComEd’s pending request for rehearing on incentive returns on new investment. The settlement agreement establishes the agreed-upon treatment of costs and revenues in the determination of network service transmission rates, and the process for updating the formula rate calculation on an annual basis. The agreement provides for a base return on equity on transmission rate base of 11.0% plus an adder of 0.50% in recognition of ComEd’s participation in a regional transmission organization, a cap of 58% on the equity component of ComEd’s capital structure (declining to 55% by 2011), and a debt-only return of 6.51% on ComEd’s pension asset. The settlement agreement results in a first year transmission network service revenue requirement increase of $93 million, or a $24 million reduction from the revenue requirement conditionally approved by FERC in its June 5, 2007 order. The reduction in the revenue requirement will be implemented upon receipt of FERC approval of the settlement agreement. ComEd cannot predict whether FERC will ultimately approve the settlement agreement or

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when those proceedings will be completed. Management believes that appropriate reserves have been established for transmission revenues that will be refunded in accordance with the settlement agreement.

Authorized Return on Rate Base (Exelon, ComEd and PECO).    Under Illinois legislation, if the two-year average of the earned return on common equity of a utility through December 31, 2006 exceeded an established threshold, one-half of the excess earnings were required to be refunded to customers. The threshold rate of return on common equity was based on a two-year average of the Monthly Treasury Bond Long-Term Average Rates (20 years and above) plus 8.5% in the years 2000 through 2006. Earnings for purposes of ComEd’s threshold included ComEd’s net income (loss) calculated in accordance with GAAP and reflected the amortization of regulatory assets. Under Illinois statute, any impairment of goodwill would have had no impact on the determination of the cap on ComEd’s allowed equity return during the transition period. ComEd did not trigger the earnings sharing provision through 2006. With the end of the transition and rate freeze period, in its December 20, 2006 order the ICC authorized a return on the 2005 test year distribution rate base of 8.01% for ComEd starting in 2007.

During the first quarter of 2007, ComEd filed a transmission rate case with FERC in which it requested a weighted average debt and equity return on transmission rate base of 9.87% as determined by a formula-based rate calculation as discussed above. As part of the filing pending approval with the FERC regarding the October 5, 2007 settlement agreement discussed above, ComEd has agreed to a weighted average debt and equity return on transmission rate base of 9.40% through May 31, 2008. Subsequently, the weighted average debt and equity return on transmission rate base will be determined by the formula-based rate calculation discussed above.

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

Through and Out (T&O) Rates and Seams Elimination Charge/Cost Adjustment/Assignment (SECA) (Exelon, ComEd and PECO).    In November 2004, FERC issued two orders authorizing ComEd and PECO to recover amounts for a limited time during a specified transitional period as a result of the elimination of T&O rates for transmission service scheduled out of, or across, their respective transmission systems and ending within territories of PJM or Midwest Independent Transmission System Operator (MISO). T&O rates were terminated pursuant to FERC orders, effective December 1, 2004. The new rates, known as SECA, were collected from load-serving entities and paid to transmission owners within PJM and MISO over a transitional period from December 1, 2004 through March 31, 2006, subject to refund, surcharge and hearing. As load-serving entities, ComEd and PECO were also required to pay SECA rates during the transitional period based on the benefits they received from the elimination of T&O rates of other transmission owners within PJM and MISO. Since the inception of the SECA rates in December 2004, ComEd has recorded approximately $49 million of SECA collections net of SECA charges, while PECO has recorded $11 million of SECA charges net of SECA collections. A hearing was held in May 2006 and the administrative law judge (ALJ) issued an Initial Decision on August 10, 2006. The ALJ’s Initial Decision found that the transmission owners overstated their lost revenues in their compliance filings and the SECA rate design was flawed. Additionally, the ALJ recommended that the transmission owners should be ordered to refile their respective compliance filings related to SECA rates. ComEd and PECO filed exceptions to the Initial Decision and FERC, on review, will determine whether or not to

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accept the ALJ’s recommendation. There is no scheduled date for FERC to act on this matter. Separately, settlements have been reached by ComEd and PECO with various parties. FERC has approved several of these settlements while others are still awaiting FERC approval. In September 2007, based on FERC approval of certain settlements, ComEd reduced its reserve for possible SECA refunds. Management of both ComEd and PECO believes that appropriate reserves have been established for the estimated portion of SECA collections that may be required to be refunded. These reserves reflect the settlements reached. The ultimate outcome of the proceeding establishing SECA rates is uncertain, but ComEd and PECO do not believe ultimate resolution of this matter will be material to their results of operations or financial position.

PJM Transmission Rate Design (Exelon, ComEd and PECO).    On July 13, 2006, the ALJ in the case issued an Initial Decision that recommends that FERC implement the postage stamp rate suggested by FERC staff, effective as of April 1, 2006, but also allows for the potential to phase in rate changes. On April 19, 2007, FERC issued its order on review of the ALJ’s decision. FERC held that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. That is consistent with Exelon’s position in the case. FERC also held that new facilities should be allocated under a different rate design. FERC held that new facilities 500 kilovolts (kV) and above should be socialized across the entire PJM footprint and that new facilities less than 500 kV should be allocated to the beneficiaries of the new facilities. FERC stated that PJM’s stakeholders should develop a standard method for allocating new transmission facilities lower than 500 kV. On September 14, 2007, a settlement was reached on most of the issues relating to allocating costs of new transmission facilities lower than 500 kV. FERC’s decision on existing facilities leaves the status quo as to existing costs, which is substantially more favorable to Exelon than the ALJ’s decision as to existing facilities. Based on the projects approved by the PJM board to date and filed with FERC by PJM, socializing costs across PJM will reduce costs to PECO and increase costs to ComEd, but ComEd and PECO cannot estimate the longer-term impact on either company’s results of operations and cash flows, because of the uncertainties relating to what new facilities will be built and how costs of new facilities less than 500 kV will be allocated. On May 21, 2007, Exelon and other parties filed requests for rehearing of FERC’s April 19, 2007 order. There is no required deadline for FERC to act upon the requests for rehearing and FERC’s decision also may be subject to review in the United States Court of Appeals. However, ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006 should be recoverable through retail rates in the absence of rate freeze or similar legislation. With the expiration of PECO’s transmission and distribution rate caps on December 31, 2006, PECO has the right to file with the Pennsylvania Public Utility Commission (PAPUC) for a change in retail rates to reflect the impact of any change in wholesale transmission rates.

PJM-MISO Regional Rate Design (Exelon, ComEd and PECO).    On August 1, 2007, ComEd and PECO and almost all other transmission owners in PJM and the Midwest ISO (MISO), as directed by a FERC order issued November 18, 2004, filed with FERC to continue the existing transmission rate design between PJM and MISO. On August 22, 2007, additional transmission owners and certain other entities filed protests urging FERC to reject the filing. On September 17, 2007, American Electric Power Service Corporation filed a complaint at FERC asking FERC to find that the PJM-MISO rate design was unjust and unreasonable and to substitute a rate design that socializes the costs of all (existing and new) transmission facilities at 345 kV and above across PJM and MISO. ComEd and PECO expect to file a response in October 2007 stating that FERC should dismiss the complaint without a hearing. ComEd and PECO cannot predict the outcome of this litigation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alternative Energy Filing (Exelon and PECO).    In November 2004, Pennsylvania adopted Act 213, the Alternative Energy Portfolio Standards Act of 2004 (AEPS Act). The AEPS Act mandates that beginning in 2007, or at the end of an electric distribution company’s restructuring cost recovery period during which competitive transition charges or intangible transition charges are being recovered, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers must come from certain alternative energy resources. In March 2007, PECO filed a request with the PAPUC for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MWs of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its restructuring period. PECO has proposed that all of the costs it incurs in connection with such procurement prior to 2011 be deferred as a regulatory asset with a return on the unamortized balance in accordance with the AEPS Act. Those costs, and PECO’s AEPS compliance costs incurred thereafter, would be recovered through a reconcilable ratemaking mechanism as contemplated by the AEPS Act. Pursuant to the AEPS Act, all deferred costs will be recovered from customers in 2011. Additionally, all AEPS related costs incurred after 2010 are recoverable from customers on a full and current basis. On July 16, 2007, the AEPS Act was modified by House Bill (HB) 1203, as it is discussed in “Pennsylvania Regulatory Matters” below. On September 13, 2007, an Administrative Law Judge (ALJ) recommended that the PAPUC approve PECO’s filing in its entirety. Exceptions and Reply Exceptions to the ALJ’s decision were filed in early October 2007. The PAPUC will now review the record and issue a Final Order. There is no certainty that PECO’s filing will be approved by the PAPUC. Furthermore, there is no certainty as to the timing of the Final Order’s issuance.

Default Service Regulations (Exelon and PECO).    On May 10, 2007, after completion of a two year rule making process, the PAPUC adopted final Default Supplier (Provider of Last Resort) regulations, an accompanying policy statement, and a price mitigation policy statement. The regulations allow for competitive procurement by distribution companies through auctions or Requests for Proposals, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC believes this combination will stimulate competition, send market-price signals and avoid price spikes following long periods of fixed, capped rates. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Default service providers such as PECO will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO, expires December 31, 2010. The final Default Service Regulations adopted by the PAPUC were effective on September 15, 2007.

Pennsylvania Regulatory Matters (Exelon and PECO).    In Pennsylvania and other states where rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on customers. Experiences in other states following the end of regulatory transition periods created a heightened state of political concern that significant electricity price increases may also occur after the expiration of rate caps in Pennsylvania. While PECO’s regulatory transition period does not end until December 31, 2010, transition periods ended for six other Pennsylvania electric distribution companies and, in some instances, post-transition generation price increases occurred. Additionally, PECO disclosed in September 2007 its current expectation for an increase in average

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

post-transition electric rates in 2011. Earlier in 2007, the Pennsylvania Governor announced an Energy Independence Strategy that included a package of proposed legislation that addresses potential rate increases and other initiatives on the Pennsylvania Governor’s environmental agenda. Provisions of that proposed legislation would, among other things, do the following:

•	Provide for a phase-in of increased electricity rates after expiration of rate caps;

•	Require installation of metering technology to provide time-of-use rates to retail customers;

•	Permit distribution companies to enter into long-term contracts with large industrial customers;

•

Create a fee on electric consumption that would help fund an $850 million Energy Independence Fund designed to spur the development of a biofuels industry in Pennsylvania as well as promote the advancement of energy efficiency and renewable energy initiatives; and

•

Require default suppliers, such as PECO, to procure electricity for their default-service customers, after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power and permit distribution companies to enter into long-term procurement contracts to enable the construction of new generation.

As of October 26, 2007, none of these measures has been enacted. Other measures subsequently suggested by elected officials in Pennsylvania included an extension of the rate cap period and a generation tax.

On July 18, 2007, the Pennsylvania Governor signed into law HB1203, amending the AEPS Act (amending the force majeure and solar provisions), and HB1530, which amends Title 66 of the Pennsylvania Utility Code, allowing electric distribution companies to negotiate special contracts for larger customers. On September 17, 2007, the Pennsylvania General Assembly convened a special legislative session to consider, among other things, elements of the Pennsylvania Governor’s proposed energy legislation. As of October 26, 2007, no other legislation affecting PECO or PECO’s post-transition rates has been enacted, although a number of bills have been submitted for consideration by the legislature. PECO cannot predict what measures, if any, will be introduced in the state legislature or become law in Pennsylvania, nor the disposition of measures in the Pennsylvania Governor’s proposed energy legislation.

Market-Based Rates (Exelon, Generation, ComEd and PECO).    Generation, ComEd and PECO sell energy pursuant to market-based rate authority that was granted by FERC. On May 19, 2006, FERC issued a Notice of Proposed Rule Making (NOPR) on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities. The NOPR proposes a set of regulations that would modify the tests that Exelon and other market participants must satisfy to be entitled to market-based rates. On June 21, 2007, FERC issued a Final Rule. The Final Rule makes a number of changes in FERC’s market-based rate analysis and requires a market power update filing by Generation, ComEd and PECO prior to December 31, 2007. The application of the Final Rule is not currently expected to have a material adverse effect on Exelon’s and Generation’s results of operations, although the longer term impact will depend on how FERC applies the Final Rule.

On December 15, 2006, Generation made a Change in Status (CIS) filing with FERC. The triggering event was the end of the full-requirements PPA between Generation and ComEd and the resulting increase in Generation’s uncommitted capacity. A CIS filing is required when there is a material change in status relied upon by FERC when granting market-based rates authority. Generation’s filing, supported by an updated market-

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

power analysis, demonstrated that Generation continues to be entitled to market-based rates. The time period for interventions expired on January 5, 2007, no party intervened, and on February 9, 2007, FERC accepted Generation’s CIS filing.

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

FERC has also denied requests for rehearing of its April 20, 2006 order described above. The time for filing a petition for review of FERC’s April 2006 order expired on February 20, 2007 without any petition for review having been filed. FERC’s December 22, 2006 order approving the settlement, subject to conditions, is subject to requests for rehearing and judicial review. Notwithstanding, PJM has implemented RPM in 2007 as FERC’s orders were not stayed, and therefore remained in effect, pending appellate review, as applicable. The first auction took place in April 2007 and resulted in Generation auctioning capacity at prices ranging from $40.80/MW to $197.67/MW per day for the regions in which Generation has capacity for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in Generation auctioning capacity at prices ranging from $111.92/MW to $148.80/MW per day for the regions in which Generation has capacity for the period from June 1, 2008 through May 31, 2009. The third auction took place in October 2007 and resulted in Generation auctioning capacity at prices ranging from $102.04/MW to $191.32/MW per day for the regions in which Generation has capacity for the period from June 1, 2009 through May 31, 2010. The last of these transitional auctions will occur in January 2008 to auction capacity for the period June 2010 to May 2011. Subsequent auctions will take place 36 months ahead of the scheduled delivery year.

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

Oyster Creek Generating Station (Exelon and Generation).    The Nuclear Regulatory Commission (NRC) re-licensing process for Oyster Creek Generating Station requires a positive determination of consistency with the federal Coastal Zone Management Act (CZMA). By letter dated May 31, 2007, the New Jersey Department of Environmental Protection (NJDEP) determined that the CZMA application of AmerGen Energy Company,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LLC (AmerGen), a wholly owned subsidiary of Generation, did not contain sufficient information for the NJDEP to render a consistency determination. On September 13, 2007, AmerGen provided additional information and data to the NJDEP in response to the issues raised in the NJDEP’s letter dated May 31.

On September 27, 2007, the NJDEP agreed to reopen AmerGen’s application and noted that the additional data provided by AmerGen “satisfies the major issues contained in the NJDEP’s May 31, 2007 letter”. The NJDEP expects to issue its final determination within six months of September 27, 2007.

In addition to the CZMA matter, the NRC has rejected the NJDEP’s contention that the NRC must consider terrorism risks as part of the re-licensing proceeding. The NJDEP has appealed the NRC’s decision to the Third Circuit Court of Appeals. The court has not scheduled oral argument.

6.    Intangible Assets (Exelon and ComEd)

Goodwill (Exelon and ComEd).    As of September 30, 2007 and December 31, 2006, Exelon and ComEd both had goodwill of approximately $2.6 billion and $2.7 billion, respectively. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a significant negative regulatory outcome. Exelon and ComEd perform their annual goodwill impairment assessment in the fourth quarter of each year.

ComEd and Exelon reviewed the regulatory and economic impacts of the Settlement discussed in Note 5 — Regulatory Issues related to goodwill. This assessment determined that the Settlement was not a trigger (as defined in SFAS No. 142) to review goodwill on an interim basis as it was not “more likely than not” that goodwill was impaired.

The changes in the carrying amount of goodwill recorded by Exelon and ComEd for the period from December 31, 2006 to September 30, 2007 were as follows:

Balance as of December 31, 2006	$2,694
Uncertain tax positions(a)	(53)

Balance as of September 30, 2007	$2,641

(a)

For uncertain tax positions of ComEd that existed at October 20, 2000, the date of the merger in which Exelon became the parent corporation of PECO and ComEd (PECO / Unicom merger), the impact of adopting FIN 48 is recorded as a reduction of goodwill in accordance with Emerging Issues Task Force (EITF) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (EITF 93-7). See Notes 3 and 10 for further information regarding the adoption of FIN 48.

7.    Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

Short-Term Borrowings

Exelon, Generation and PECO met their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd met its short-term liquidity requirements primarily through borrowings under its credit facility.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, Exelon Corporate, Generation and PECO had access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion and $600 million, respectively, and ComEd had access to a secured revolving credit facility with aggregate bank commitments of $1 billion. At September 30, 2007 and December 31, 2006, Exelon, Generation and PECO did not have outstanding borrowings under their credit agreements. On September 24, 2007, Exelon, Generation, and PECO received consent from 26 of 28 of their lenders to extend the term of their credit agreements by one year, representing $6.3 billion of the $6.6 billion of original commitments. The extension took effect on October 26, 2007 and extended the termination date of the credit agreements to October 26, 2012. The ComEd credit agreement was secured by first mortgage bonds and imposed a restriction on future first mortgage bond issuances by ComEd. On October 3, 2007, ComEd terminated its existing secured credit facility and entered into an unsecured facility, thereby removing the restriction of future first mortgage bonds issuances and increasing ComEd’s capacity to issue such bonds by an additional $2.76 billion. ComEd’s new unsecured facility has an aggregate bank commitment of $1 billion and initially expires February 16, 2011. Under the credit facility agreement, ComEd may request up to two one-year extensions of that term. ComEd may also request increases in the aggregate bank commitments up to an additional $500 million. ComEd intends to refinance maturing long-term debt. See Note 11 of Exelon’s 2006 Annual Report on Form 10-K for further information regarding the credit facilities.

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at September 30, 2007 and December 31, 2006:

Commercial paper borrowings	September 30, 2007	December 31, 2006
Exelon Corporate	$—	$150
Generation	200	—
ComEd	—	60
PECO	100	95

Credit facility borrowings
ComEd	$185	$—

Carrying Amounts and Fair Values of Long-Term Debt

Fair values of long-term debt are determined by a valuation model and are based on a conventional discounted cash flow methodology utilizing assumptions of current market pricing curves.

Exelon

The carrying amounts and fair values of Exelon’s long-term debt as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$10,512	$10,361	$9,144	$9,122
Long-term debt to ComEd Transitional Funding Trust and PECO Energy Transition Trust (PETT) (including amounts due within one year)	2,186	2,267	3,051	3,149
Long-term debt to other financing trusts	545	496	545	517

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The carrying amounts and fair values of Generation’s long-term debt as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,479	$2,499	$1,790	$1,821

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,145	$4,106	$3,579	$3,592
Long-term debt to ComEd Transitional Funding Trust (including amounts due within one year)	355	356	648	652
Long-term debt to other financing trusts	361	319	361	338

PECO

The carrying amounts and fair values of PECO’s long-term debt as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$1,653	$1,631	$1,469	$1,464
Long-term debt to PETT (including amounts due within one year)	1,832	1,911	2,404	2,496
Long-term debt to other financing trusts	184	177	184	179

Issuance of Long-Term Debt

During the nine months ended September 30, 2007, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount(a)
Generation	Senior Unsecured Notes	6.20%	October 1, 2017	$700
ComEd	First Mortgage Bonds	5.90%	March 15, 2036	300
ComEd	First Mortgage Bonds	6.15%	September 15, 2017	425
PECO	First and Refunding Mortgage Bonds	5.70%	March 15, 2037	175
Other				10

(a)	Excludes unamortized bond discounts.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement of Long-Term Debt

During the nine months ended September 30, 2007, the following long-term debt, exclusive of capital lease payments, was retired:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Notes payable for investments in synthetic fuel-producing facilities	6.00-8.00%	Various	$71
Generation	Notes payable	6.33%	August 8, 2009	10
ComEd	Notes payable	7.625%	January 15, 2007	145
ComEd	Sinking fund debentures	3.875-4.75%	Various	2
ComEd	ComEd Transitional Funding Trust	5.63%	June 25, 2007	138	(a)(b)
ComEd	ComEd Transitional Funding Trust	5.74%	December 25, 2008	155
PECO	PETT	6.13%	September 1, 2008	568
PECO	PETT	7.625%	March 1, 2009	4
Other				1

(a)	Amount includes $17 million previously reflected in prepaid interest. This amount did not impact ComEd’s Consolidated Statement of Operations or ComEd’s Consolidated Statement of Cash Flows.
(b)	ComEd applied $8 million of previously prepaid balances against the long-term debt to ComEd Transitional Funding Trust.

8.    Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

Interest-Rate Swaps (Exelon, Generation, ComEd and PECO)

The fair values of Exelon’s, Generation’s, ComEd’s and PECO’s interest-rate swaps are primarily determined using available market pricing curves.

Fair-Value Hedges.    The Registrants may utilize fixed-to-floating interest-rate swaps from time to time as a means to achieve their targeted level of variable-rate debt as a percent of total debt. At September 30, 2007 and December 31, 2006, Exelon had $100 million and $50 million, respectively, of notional amounts of fair-value hedges outstanding. Fixed-to-floating interest-rate swaps are designated as fair-value hedges, as defined in SFAS No. 133, and, as such, changes in the fair value of the swaps are recorded in earnings; however, as long as the hedges remain effective and the underlying liability remains outstanding, changes in the fair value of the swaps are offset by changes in the fair value of the hedged liabilities. Any change in the fair value of the hedges as a result of ineffectiveness is recorded immediately in earnings. During the three and nine months ended September 30, 2007 and 2006, no amounts relating to fair-value hedges were recorded in earnings as a result of ineffectiveness.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Registrants’ energy contracts are accounted for under SFAS No. 133. Economic hedges may qualify for the normal purchases and normal sales exception to SFAS No. 133 and are accounted for under the accrual method of accounting. Those that do not meet the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and they are designated as cash-flow hedges, in which case those changes are recorded in other comprehensive income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs or are designated as fair-value hedges, in which case those changes are recognized in current earnings offset by changes in the fair value of the hedged item in current earnings. In the case of Generation, changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 (or are not designated as such) and proprietary trading contracts are recognized in current earnings. Generation also has contracted for access to additional generation and sales to load-serving entities that are accounted for under the accrual method of accounting discussed in Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K.

To fulfill a requirement of the Settlement, Generation and ComEd entered into a five-year financial swap contract, the effect of which will be to cause ComEd to pay fixed prices and cause Generation to pay a market price for a portion of ComEd’s electricity supply requirement. The financial terms cover energy costs only and do not cover capacity or ancillary services. The contract is to be settled net, for the difference between the fixed and market pricing, with the fixed pricing and volumes of the contract set forth in the table below:

Portion of Term	Fixed Price ($/MWh)	Notional Quantity (MW)
June 1, 2008 - December 31, 2008	$47.93	1,000
January 1, 2009 - May 31, 2009	$49.04	1,000
June 1, 2009 - December 31, 2009	$49.04	2,000
January 1, 2010 - May 31, 2010	$50.15	2,000
June 1, 2010 - December 31, 2010	$50.15	3,000
January 1, 2011 - December 31, 2011	$51.26	3,000
January 1, 2012 - December 31, 2012	$52.37	3,000
January 1, 2013 - May 31, 2013	$53.48	3,000

The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash-flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes to fair value in OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the swap contract was deemed prudent by the Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. In Exelon’s consolidated financial statements, all financial statement effects of the swap recorded by Generation and ComEd are eliminated.

Additionally, ComEd has other derivatives to manage its market price exposures to certain wholesale contracts that extend through the first quarter of 2008. The contracts that ComEd has entered into as part of the initial ComEd auction (See Note 5 – Regulatory Issues) are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes.

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

At September 30, 2007, Exelon, Generation and ComEd had net assets (liabilities) of $(17) million, $(149) million and $127 million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives. The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of September 30, 2007:

	Generation				ComEd	Other(c)	Inter- company Eliminations	Exelon
	Cash-Flow Hedges(a)	Other Derivatives	Proprietary Trading	Subtotal	Other Derivatives(b)			Energy-Related Derivatives
Derivatives
Current assets	$217	$384	$92	$693	$9	$16	$(9)	$709
Noncurrent assets	88	120	24	232	121	—	(121)	232

Total mark-to-market energy contract assets	$305	$504	$116	$925	$130	$16	$(130)	$941

Current liabilities	$(175)	$(413)	$(57)	$(645)	$(3)	$(10)	$9	$(649)
Noncurrent liabilities	(268)	(149)	(12)	(429)	—	(1)	121	(309)

Total mark-to-market energy contract liabilities	$(443)	$(562)	$(69)	$(1,074)	$(3)	$(11)	$130	$(958)

Total mark-to-market energy contract net assets (liabilities)	$(138)	$(58)	$47	$(149)	$127	$5	$—	$(17)

(a)

Includes current and noncurrent liability of $9 million and $121 million, respectively, related to the fair value of Generation’s five-year financial swap contract with ComEd. At Exelon, the fair value balances are eliminated upon consolidation.

(b)

Includes current and noncurrent asset of $9 million and $121 million, respectively, related to the fair value of ComEd’s five-year financial swap contract with Generation. At Exelon, the fair value balances are eliminated upon consolidation.

(c)	Other includes corporate operations, investment in synthetic fuel-producing facilities and Exelon Business Services Company (BSC), the shared service entity.

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

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, Exelon, Generation and ComEd had net assets (liabilities) of $496 million, $499 million and $(11) million, respectively, on their Consolidated Balance Sheets for the fair value of energy derivatives. The following table provides a summary of the fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2006:

	Generation				ComEd			Other(a)	Exelon
Derivatives	Cash-Flow Hedges	Other Derivatives	Proprietary Trading	Subtotal	Cash-Flow Hedge	Other Derivatives	Subtotal		Energy- Related Derivatives

Current assets	$460	$751	$197	$1,408	$—	$—	$—	$10	$1,418
Noncurrent assets	104	52	15	171	—	—	—	—	171

Total mark-to-market energy contract assets	$564	$803	$212	$1,579	$—	$—	$—	$10	$1,589

Current liabilities	$(119)	$(697)	$(187)	$(1,003)	$(6)	$(5)	$(11)	$(1)	$(1,015)
Noncurrent liabilities	(30)	(33)	(14)	(77)	—	—	—	(1)	(78)

Total mark-to-market energy contract liabilities	$(149)	$(730)	$(201)	$(1,080)	$(6)	$(5)	$(11)	$(2)	$(1,093)

Total mark-to-market energy contract net assets (liabilities)	$415	$73	$11	$499	$(6)	$(5)	$(11)	$8	$496

(a)	Other includes corporate operations, investment in synthetic fuel-producing facilities and BSC.

Normal Operations and Hedging Activities (Generation).    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s contracted auction requirement and PECO’s retail load, is sold into the wholesale and retail markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as derivative contracts, including forwards, futures, swaps and options, with approved counterparties to hedge anticipated exposures.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-Flow Hedges (Generation and ComEd).    The tables below provide details of effective cash-flow hedges under SFAS No. 133 included on Exelon’s, Generation’s and ComEd’s Consolidated Balance Sheets as of September 30, 2007 and September 30, 2006. The data in the table is indicative of the magnitude of SFAS No. 133 hedges Generation and ComEd have in place; however, since under SFAS No. 133 not all derivatives are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s and ComEd’s derivatives. The tables also include the activity of accumulated OCI related to cash-flow hedges for the three and nine months ended September 30, 2007 and 2006, providing information about the changes in the fair value of hedges and the reclassification from accumulated OCI into earnings.

Three Months Ended September 30, 2007	Total Energy-Related Cash- Flow Hedge OCI Activity, Net of Income Tax
	Generation(a)	ComEd	Exelon
Accumulated OCI derivative gain at June 30, 2007	$33	$—	$33
Changes in fair value	(125)	—	(47)
Reclassifications from accumulated OCI to net income	11	—	9

Accumulated OCI derivative loss at September 30, 2007	$(81)	$—	$(5)

(a)	Includes $76 million, net of taxes, of changes in fair value of the five-year financial swap with ComEd.

Nine Months Ended September 30, 2007	Total Energy-Related Cash- Flow Hedge OCI Activity, Net of Income Tax
	Generation(a)	ComEd	Exelon
Accumulated OCI derivative gain (loss) at December 31, 2006	$250	$(4)	$246
Changes in fair value	(325)	—	(247)
Reclassifications from accumulated OCI to net income (loss)	(6)	4	(4)

Accumulated OCI derivative loss at September 30, 2007	$(81)	$—	$(5)

(a)	Includes $76 million, net of taxes, of changes in fair value of the five-year financial swap with ComEd.

Three Months Ended September 30, 2006	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
	Generation	ComEd	Exelon
Accumulated OCI derivative loss at June 30, 2006	$(84)	$—	$(84)
Changes in fair value	114	(2)	112
Reclassifications from accumulated OCI to net income	40	—	40

Accumulated OCI derivative gain (loss) at September 30, 2006	$70	$(2)	$68

Nine Months Ended September 30, 2006	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
	Generation	ComEd	Exelon
Accumulated OCI derivative loss at December 31, 2005	$(314)	$—	$(314)
Changes in fair value	277	(2)	275
Reclassifications from accumulated OCI to net income	107	—	107

Accumulated OCI derivative gain (loss) at September 30, 2006	$70	$(2)	$68

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2007, Generation had net unrealized pre-tax losses on cash-flow hedges of $135 million in accumulated OCI, including approximately $126 million related to the financial swap with ComEd. Based on market prices at September 30, 2007, approximately $45 million of these deferred net pre-tax unrealized losses on derivative instruments in accumulated OCI are expected to be reclassified to earnings during the next twelve months by Generation, including approximately $9 million related to the financial swap with ComEd. However, the actual amount reclassified to earnings could vary due to future changes in market prices. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to earnings when the forecasted purchase or sale of the energy commodity occurs. Generation expects that the majority of its cash-flow hedges will settle within the next five years.

Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was an $(18) million and $11 million pre-tax gain (loss) for the three and nine months ended September 30, 2007, respectively, and a $66 million and $178 million pre-tax gain for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2007 and 2006, amounts reclassified from accumulated OCI into earnings as a result of ineffectiveness were not material to the financial statements.

Other Derivatives (Exelon, Generation and ComEd).    Exelon, Generation and ComEd enter into certain contracts that are derivatives, but do not qualify for the normal purchases and normal sales exception or hedge accounting under SFAS No. 133 or are not designated as cash-flow hedges. These contracts are also entered into to economically hedge and limit the market price risk associated with energy commodity prices. With the exception of ComEd’s five-year financial swap with Generation, changes in the fair value of these derivative contracts are recognized in current earnings. Changes in the fair value of ComEd’s five-year financial swap with Generation are recorded as a regulatory asset or liability and during the three and nine months ended September 30, 2007, ComEd recorded an increase in regulatory liabilities of $130 million. For the three and nine months ended September 30, 2007 and 2006, Exelon, Generation and ComEd recognized the following net unrealized mark-to-market gains (losses), realized mark-to-market gains (losses) and total mark-to-market gains (losses) (before income taxes) relating to economic hedge mark-to-market activity of certain purchase power and sale contracts pursuant to SFAS No. 133. Generation’s, ComEd’s and Exelon’s other economic hedge mark-to-market activity on derivative contracts are reported in fuel and purchased power expense, revenue and operating and maintenance expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income and in net realized and unrealized mark-to-market transactions in the Consolidated Statements of Cash Flows.

Three Months Ended September 30, 2007	Generation	ComEd	Other(a)	Exelon
Unrealized mark-to-market gains	$6	$—	$7	$13
Realized mark-to-market gains (losses)	(6)	1	—	(5)

Total net mark-to-market gains	$—	$1	$7	$8

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities and BSC.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2007	Generation	ComEd	Other(a)	Exelon
Unrealized mark-to-market losses	$(75)	$(2)	$(2)	$(79)
Realized mark-to-market gains (losses)	(60)	3	—	(57)

Total net mark-to-market gains (losses)	$(135)	$1	$(2)	$(136)

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities and BSC.

Three Months Ended September 30, 2006	Generation	ComEd	Other(a)	Exelon
Unrealized mark-to-market gains (losses)	$103	$1	$(53)	$51
Realized mark-to-market gains (losses)	(12)	2	—	(10)

Total net mark-to-market gains (losses)	$91	$3	$(53)	$41

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities and BSC.

Nine Months Ended September 30, 2006	Generation	ComEd	Other(a)	Exelon
Unrealized mark-to-market gains (losses)	$77	$(8)	$(12)	$57
Realized mark-to-market gains	50	3	—	53

Total net mark-to-market gains (losses)	$127	$(5)	$(12)	$110

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities and BSC.

Proprietary Trading Activities (Generation).    Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Oversight Committee. These contracts are recognized on the Consolidated Balance Sheets at fair value and changes in the fair value of these derivative financial instruments are recognized in earnings. The proprietary trading activities, which included volumes of 5,667 gigawatt hours (GWhs) and 15,543 GWhs for the three and nine months ended September 30, 2007, respectively, and 8,909 GWhs and 23,663 GWhs for the three and nine months ended September 30, 2006, respectively, are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. For the three and nine months ended September 30, 2007 and 2006, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in net realized and unrealized mark-to-market transactions in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unrealized mark-to-market gains	$11	$10	$43	$14
Realized mark-to-market losses	(2)	(5)	(7)	(9)

Total net mark-to-market gains	$9	$5	$36	$5

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Risk Associated with Derivative Instruments (Exelon, Generation and ComEd)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation attempts to enter into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, the credit department establishes credit limits and letter of credit requirements for each counterparty, which are defined in the derivative contracts. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s credit limit and letter of credit thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. Generation’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, beginning in 2007, collateral postings have been one-sided from Generation only. That is, when market prices have fallen below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren have not been required to post collateral; however, when market prices have risen above contracted price levels with ComEd or Ameren, Generation has been required to post collateral. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, if ComEd achieves an investment grade rating from Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), and then is later downgraded below investment grade, collateral postings would be one-sided from ComEd; conversely, should Generation be downgraded below investment grade, collateral postings would be one-sided from Generation. Should both ComEd rise above investment grade and then subsequently be downgraded below investment grade and Generation be downgraded below investment grade, collateral postings would be required from either party depending on how market prices compare to the contracted price levels. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation.

The notional amount of derivatives does not represent amounts that are exchanged by the parties and, thus, is not a measure of the Registrant’s exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates. Generation’s credit exposure, net of collateral, as of September 30, 2007 and December 31, 2006 were $619 million and $791 million, respectively.

As of September 30, 2007, Generation had $161 million of collateral deposit payments being held by counterparties and Generation was holding $16 million of collateral deposits received from counterparties.

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

Defined Benefit Pension and Other Postretirement Benefits — Consolidated Plans (Exelon, Generation, ComEd and PECO)

In the second quarter of 2007, Exelon received the final valuations of its pension and other postretirement benefit obligations to reflect actual census data and claims activity as of December 31, 2006. This valuation resulted in an increase to the pension obligations of $17 million and a decrease to other postretirement obligations of $75 million. Additionally, OCI increased by approximately $19 million. The impact to the Consolidated Statement of Operations and Comprehensive Income is not material.

The following tables present the components of Exelon’s net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006. The 2007 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. The 2007 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 7.87%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

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

	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$41	$39	$26	$25
Interest cost	150	141	48	46
Expected return on assets	(204)	(205)	(28)	(26)
Amortization of:
Transition obligation	—	—	2	2
Prior service cost (benefit)	4	4	(14)	(22)
Actuarial loss	37	38	16	21

Net periodic benefit cost	$28	$17	$50	$46

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$122	$118	$79	$75
Interest cost	452	422	144	137
Expected return on assets	(612)	(613)	(86)	(79)
Amortization of:
Transition obligation	—	—	7	7
Prior service cost (benefit)	12	12	(42)	(68)
Actuarial loss	111	112	48	65

Net periodic benefit cost	$85	$51	$150	$137

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following approximate amounts were included in capital additions and operating and maintenance expense during the three and nine months ended September 30, 2007 and 2006, respectively, for Generation’s, ComEd’s, PECO’s and Exelon Corporate’s allocated portion of the Exelon-sponsored and AmerGen-sponsored pension and postretirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension and Postretirement Benefit Costs	2007	2006	2007	2006
Generation	$36	$28	$107	$85
ComEd	24	18	75	54
PECO	7	7	23	22
Exelon Corporate(a)	11	10	30	27

(a)	Represents amounts billed from BSC to Exelon’s subsidiaries through intercompany allocations.

Pension and Other Postretirement Benefits — AmerGen Plans (Generation)

The following tables present the components of net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 for the AmerGen-sponsored plans. The 2007 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.75%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets. AmerGen uses fair value for purposes of determining the MRV of the pension and other postretirement benefit plan assets.

	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$3	$3	$3	$2
Interest cost	2	2	—	1
Expected return on assets	(2)	(2)	—	—

Net periodic benefit cost	$3	$3	$3	$3

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$9	$9	$7	$6
Interest cost	6	5	3	4
Expected return on assets	(6)	(5)	—	—
Amortization of prior service cost	—	—	(1)	(1)

Net periodic benefit cost	$9	$9	$9	$9

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Savings Plan (Exelon, Generation, ComEd and PECO)

Exelon, Generation, ComEd and PECO participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their pre-tax income in accordance with specified guidelines. Exelon, Generation, ComEd and PECO match a percentage of the employee contribution up to certain limits. The following table presents, by Registrant, the matching contribution to the savings plans during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
Savings Plan Matching Contributions	2007	2006	2007	2006
Exelon	$15	$15	$47	$45
Generation	8	7	23	23
ComEd	5	5	14	13
PECO	2	2	5	5

10.    Income Taxes (Exelon, Generation, ComEd and PECO)

Exelon’s effective tax rate for income from continuing operations for the three months ended September 30, 2007 was approximately 37.1% as compared to 114% for the same period in 2006. The decrease in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill, partially offset by a decrease in credits related to the synthetic fuel-producing facilities as a result of an increase in oil prices in the third quarter of 2007. The non-deductible goodwill impairment charge decreased income before income taxes which increased the effective tax rate from continuing operations by 80.6% for the three months ended September 30, 2006.

Exelon’s effective tax rate for income from continuing operations for the nine months ended September 30, 2007 was approximately 33.9% as compared to 48.2% for the same period in 2006. The decrease in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill, the increase in credits related to the synthetic fuel-producing facilities as a result of the increase in production and the increase in domestic manufacturing deductions at Generation in 2007. The non-deductible goodwill impairment charge decreased income before income taxes which increased the effective tax rate from continuing operations by 13.8% for the nine months ended September 30, 2006.

Generation’s effective tax rate for income from continuing operations for the three months ended September 30, 2007 was approximately 38.0% as compared to 38.3% for the same period in 2006. The decrease in the effective tax rate was primarily due to an increase in the domestic manufacturing deduction in 2007.

Generation’s effective tax rate for income from continuing operations for the nine months ended September 30, 2007 was approximately 37.8% as compared to 37.5% for the same period in 2006. The increase in the effective tax rate was primarily due to an increase in state income taxes in 2007.

ComEd’s effective tax rate for income from continuing operations for the three months ended September 30, 2007 was 38.1% as compared to (53.8)% for the same period in 2006. The increase in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill. The non-deductible goodwill impairment charge decreased income (loss) before income taxes which decreased the effective tax rate from continuing operations by (93.4%) for the three months ended September 30, 2006.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd’s effective tax rate for income from continuing operations for the nine months ended September 30, 2007 was 38.4% as compared to (1,200.0)% for the same period in 2006. The increase in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill. The non-deductible goodwill impairment charge decreased income (loss) before income taxes which decreased the effective tax rate from continuing operations by (1,239.9%) for the nine months ended September 30, 2006.

PECO’s effective tax rate for income from continuing operations for the three months ended September 30, 2007 was approximately 35.1%, as compared to 25.6% for the same period in 2006. The increase in the effective tax rate was primarily due to an investment tax credit refund received in the third quarter of 2006.

PECO’s effective tax rate for income from continuing operations for the nine months ended September 30, 2007 was approximately 35.1% as compared to 30.4% for the same period in 2006. The increase in the effective tax rate was primarily due to an investment tax credit refund received in the third quarter of 2006.

Accounting for Uncertainty in Income Taxes (Exelon, Generation, ComEd and PECO)

The Registrants adopted the provisions of FIN 48 on January 1, 2007. The following table shows the effect of adopting FIN 48 on the Registrants’ Consolidated Balance Sheets as of January 1, 2007.

Increase (decrease)	Exelon	Generation	ComEd	PECO
Accounts receivable, net — Other	$83	$—	$72	$12
Goodwill	(53)	—	(53)	—
Other deferred debits and other assets	381	22	137	208
Accrued expenses	(197)	5	(186)	—
Deferred income taxes and unamortized investment tax credits	(83)	30	(299)	186
Other deferred credits and other liabilities	704	31	642	11
Retained earnings	(13)	(44)	(1)	23

As a result of the implementation of FIN 48, Exelon, Generation, ComEd, and PECO identified unrecognized tax benefits of $1.5 billion, $311 million, $797 million and $318 million, respectively, as of January 1, 2007.

Generation identified $51 million of unrecognized tax expense at January 1, 2007 that, if recognized, would increase the effective tax rate. ComEd identified $21 million of unrecognized tax benefit at January 1, 2007 that, if recognized, would decrease the effective tax rate.

Generation and PECO reflected in their Consolidated Balance Sheets as of January 1, 2007 a net interest receivable of $1 million and $21 million, respectively, related to their uncertain income tax positions. Exelon and ComEd reflected in their Consolidated Balance Sheets as of January 1, 2007 a net interest liability of $130 million and $167 million, respectively, related to their uncertain income tax positions. The Registrants have not accrued any penalties with respect to unrecognized income tax benefits. The Registrants recognize accrued interest related to uncertain tax positions in interest expense or interest income in other income and deductions on their Consolidated Statements of Operations. Exelon reflected in its Consolidated Statement of Operations and Comprehensive Income net interest expense of $0 and $10 million related to its uncertain income tax positions for the three and nine months ended September 30, 2007, respectively. Generation reflected in its Consolidated Statement of Operations net interest expense of $1 million related to its uncertain income tax positions for the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three and nine months ended September 30, 2007, respectively. ComEd reflected in its Consolidated Statement of Operations and Comprehensive Income net interest expense of $7 million and $24 million related to its uncertain income tax positions for the three and nine months ended September 30, 2007, respectively. PECO reflected in its Consolidated Statement of Operations and Comprehensive Income net interest income of $6 million and $12 million related to its uncertain income tax positions for the three and nine months ended September 30, 2007, respectively.

Exelon and its subsidiaries file a consolidated U.S. Federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Illinois being the most significant. Exelon and its subsidiaries also file separate company income tax returns in several states with Pennsylvania being the most significant. In the third quarter of 2007, the Internal Revenue Service (IRS) completed its audit of Exelon and its predecessors and subsidiaries for tax years 1999 through 2001; however several tax issues remain unresolved from this audit. Specifically, the IRS issued a report that proposed several adjustments to Exelon and subsidiaries taxable income for 1999 through 2001, including a disallowance of the tax deferral with respect to ComEd’s 1999 fossil plant sale. See “1999 Sale of Fossil Generating Assets” below for details. Exelon has protested these adjustments to IRS Appeals, the next administrative level within the IRS. However, to the extent adjustments are made to these prior years as either part of a settlement at IRS Appeals or IRS Examination, the state taxable income may also be adjusted. Exelon and its subsidiaries have also completed examinations by the state of Illinois for taxable years prior to 1999 and by the Commonwealth of Pennsylvania on the separate company income tax returns for taxable years ending from 2000 to 2003.

It is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months as a result of settling several uncertain tax positions. Exelon is in the process of negotiating with IRS Appeals a settlement related to research and development refund claims filed by ComEd for taxable years 1989 through 1998. At this point, an estimate of a change, if any, to the unrecognized tax benefit amount cannot be made. A majority of the refund claim relates to ComEd’s formerly owned generation property. Pursuant to the asset transfer agreement between ComEd and Generation, any current tax benefit related to this unrecognized tax benefit as well as a portion of the related interest income would be recorded to ComEd’s goodwill as it relates to taxable periods prior to the PECO / Unicom merger as required under EITF 93-7. Generation would record the offsetting future deferred tax effects, which would impact future period earnings. Generation, ComEd and PECO also have several other issues at IRS Appeals for taxable years 1996 through 2000 that, if settled, could increase and/or decrease the total amount of unrecognized tax benefits. The estimate of the outcome on unrecognized tax benefits cannot be made.

Exelon filed or will file refund claims of $72 million, $16 million and $56 million for Exelon, Generation and ComEd, respectively, for investment tax credits with respect to its utility property with the Illinois Department of Revenue. Although those claims were denied by the Illinois Department of Revenue, Exelon filed a suit for a refund. In the third quarter of 2007, the case was heard by the Illinois Appellate Court and a decision was rendered by the court in favor of the Illinois Department of Revenue. Exelon will file an appeal to the Illinois Supreme Court. The outcome is uncertain; however, Exelon believes its position has merit. Exelon, Generation and ComEd have not recorded tax benefits related to these refund claims. The outcome of the case will determine whether Exelon, Generation and ComEd record tax benefits.

In 2001, ComEd and PECO filed a request with the IRS to change their tax method of accounting for certain capitalized overhead costs. The requested tax method of accounting, the Simplified Service Cost Method (SSCM), is expressly permitted under IRS regulations. The effect of the tax method change results in the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediate deduction of certain overhead costs that were previously capitalized to self-constructed property. During the first quarter of 2007, the IRS granted the tax method change. In April 2007, ComEd and PECO signed consent agreements, thus making the tax method change effective as of that date. The consent agreement has terms and conditions that subject the change to certain published guidance as well as future guidelines and directives that as of the third quarter of 2007 have not been formally issued by the IRS. On October 23, 2007, Exelon received a notice from the IRS disallowing its refund claim with respect to the SSCM. However the notice stated the possibility of a settlement with respect to the SSCM and indicated that an IRS invitation to settle the matter will be sent upon receipt of the notice executed by Exelon. Exelon is in the process of evaluating the proposed disallowance of the SSCM but will likely execute the notice in the fourth quarter of 2007 indicating its disagreement. As a result of the continuing uncertainty with respect to the terms of an IRS settlement offer, ComEd and PECO are currently unable to estimate the tax and interest income benefit associated with the SSCM. ComEd and PECO entered into an agreement with a tax consultant related to the filing of this tax method change request. The fee for this agreement is contingent upon receiving consent from the IRS and is based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash impacts to ComEd and PECO related to this agreement will either be positive or neutral depending upon the outcome of the refund claim with the IRS. A portion of the tax refund, if any, will likely relate to ComEd and PECO’s formerly owned generation property and thus the current tax benefits will be recorded by ComEd and PECO with partially offsetting deferred tax effects at Generation. These potential tax benefits and associated fees would be recorded in accordance with FIN 48 and SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), respectively, and could be material to the financial position, results of operations and cash flows of Generation, ComEd and PECO.

Tax Sharing Agreement (Generation, ComEd and PECO)

Generation, ComEd and PECO are all party to an agreement (Tax Sharing Agreement) with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities. The Tax Sharing Agreement generally provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. In addition, any net benefit attributable to the parent is reallocated to the other members. That allocation is treated as a contribution to the capital of the party receiving the benefit. As of September 30, 2007, Generation, ComEd and PECO recorded an allocation of tax benefits from Exelon under the Tax Sharing Agreement of $54 million, $28 million and $32 million, respectively. See Note 16 — Related Party Transaction for additional information. Exelon expects to pay these amounts in the fourth quarter of 2007.

1999 Sale of Fossil Generating Assets (Exelon, Generation and ComEd)

Exelon, through its ComEd subsidiary, has taken tax return positions to defer the tax gain on the 1999 sale of its fossil generating assets. These positions were fully disclosed to the IRS on the 1999 and subsequent years’ tax returns. Exelon’s ability to defer all or a portion of this tax liability depends in part on whether its treatment of the sales proceeds, as having been received in connection with an involuntary conversion is ultimately sustained, either by the IRS or a court which might ultimately decide the issue. Exelon’s ability to continue to defer the remainder of the tax liability on the fossil plant sale depends also in part on whether its tax characterization of a purchase and leaseback transaction Exelon entered into in connection with the fossil plant sale is respected as a purchase and leaseback (the like-kind exchange transaction), either by the IRS or by a court which might ultimately decide the issue. In the third quarter of 2007, Exelon received the IRS’ audit report for the taxable period 1999 through 2001, which reflected the full disallowance of the involuntary conversion position and the like-kind exchange transaction. Specifically, the IRS has asserted that the sales proceeds were not received in connection with an involuntary conversion of certain ComEd property rights. In addition, the IRS

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicated its position that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a sale-in, lease-out (SILO), and, therefore, the IRS is treating it as a “listed transaction” pursuant to guidance it issued in 2005. A listed transaction is one that the IRS considers to be a potentially abusive tax shelter. The IRS’ view is that the transaction is more properly treated as a loan rather than a purchase and leaseback of property. Exelon disagrees with the IRS’s characterization of its sale-leaseback as a SILO and believes its position is justified. In addition, the IRS asserted penalties with respect to the involuntary conversion and like-kind exchange transaction totaling $196.3 million. In the third quarter of 2007, Exelon appealed the disallowance of the deferral of gain as well as the assertion of the penalties to IRS Appeals. Exelon will continue to vigorously defend its positions throughout the IRS Appeals process and any subsequent litigation. Exelon believes it is unlikely that the penalties will be sustained. If Exelon’s and ComEd’s management decide to litigate the matter, ComEd may be required to pay the tax and related interest due on the deficiency and file for refund.

A successful IRS challenge to ComEd’s positions would accelerate future income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of September 30, 2007, Exelon’s and ComEd’s potential cash outflow, including tax and interest (after tax), could be as much as $988 million. If the deferral were successfully challenged by the IRS, it could negatively impact Exelon’s and ComEd’s results of operations by as much as $161 million (after tax) related to interest expense. Due to the fact that Exelon believes it is unlikely that the penalty assertion will be sustained, Exelon and ComEd have not recorded a reserve for the penalties. Exelon’s and ComEd’s management believe that interest and penalties have been appropriately accounted for in accordance with FIN 48; however, the ultimate outcome of such matters could result in unfavorable or favorable impacts to the results of operations, and such adjustments could be material. Final resolution of this matter is not anticipated for several years.

Senate Bill 1544 (Exelon)

In August 2007, the Governor of Illinois signed Illinois Senate Bill (SB) 1544 into law, which becomes effective January 1, 2008. SB 1544 provides for market-based sourcing of the generation and the sale of electricity for Illinois income tax purposes. This legislation will effect the method in which sales of electricity are apportioned in the determination of the Illinois income tax. The language in SB 1544 is broad based and undefined and expressly provides that the sourcing of electricity may be subject to rules prescribed by the Illinois Department of Revenue. Based on the limited statutory definitions and legislative intent available at this time, Exelon cannot reasonably estimate the impact on its Illinois income tax. The Illinois Department of Revenue is expected to issue guidance implementing this legislation. As guidance is released, Exelon will further assess the impact that SB 1544 may have on its financial position, results of operations and cash flows.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2007, the IRS published the 2006 oil Reference Price which resulted in a 33% phase-out of tax credits for calendar year 2006 which reduced Exelon’s earned after-tax credits of $170 million to $114 million for the year ended December 31, 2006. At December 31, 2006, Exelon had estimated the 2006 phase-out to be 38% and had net receivables on its Consolidated Balance Sheet from the Sellers totaling $63 million associated with the portion of the payments previously made to the Sellers related to tax credits that were anticipated to be phased out for 2006. The difference between the actual 2006 phase-out and the 2006 phase-out previously estimated resulted in a $13 million increase in 2006 tax credits and a corresponding $9 million decrease, net of the related tax benefit, in the receivables due from the Sellers, which has been reflected in Exelon’s operating results for the nine months ended September 30, 2007.

The following table (in dollars) provides the estimated phase-out range for 2007 based on the per barrel price of oil as of September 30, 2007. The table also contains the estimated 2007 annual average New York Mercantile Exchange, Inc. index (NYMEX) price per barrel at September 30, 2007 based on year-to-date and futures prices.

Estimated 2007
Beginning of Phase-Out Range(a)	$62
End of Phase-Out Range(a)	78
2007 Annual Average NYMEX	70

(a)

The estimated 2007 phase-out range as of September 30, 2007 is based upon the actual 2006 phase-out range. The actual 2006 phase-out range was determined using the inflation adjustment factor published by the IRS in April 2007. The actual 2006 phase-out range was increased by 2% (Exelon’s estimate of inflation) to arrive at the estimated 2007 phase-out range.

At September 30, 2007, Exelon had net receivables on its Consolidated Balance Sheet from the Sellers totaling $98 million associated with the portion of the payments previously made to the Sellers related to tax credits that are anticipated to be phased out in 2007. As of September 30, 2007, Exelon has estimated the 2007 phase-out to be 47%, which has reduced Exelon’s earned after-tax credits of $206 million to $108 million for the nine months ended September 30, 2007. These credits may be further phased out during the remainder of 2007 depending on the price of oil; however, as these tax credits are phased out, Exelon anticipates recording income through the establishment of additional receivables from the Sellers or from derivatives entered into in 2005 (as more fully described below) depending on the magnitude of the credits phased-out.

In 2005, Exelon and Generation entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits. One of the Sellers has security interests in these derivatives. Including the related mark-to-market gains and losses on these derivatives, interests in synthetic fuel-producing facilities increased Exelon’s net income by $17 million and reduced Exelon’s net income by $13 million during the three months ended September 30, 2007 and 2006, respectively. Additionally, interests in synthetic fuel-producing facilities increased Exelon’s net income by $69 million and reduced Exelon’s net income by $55 million during the nine months ended September 30, 2007 and 2006, respectively. Exelon anticipates that it will continue to record income or losses related to the mark-to-market gains or losses on its derivative instruments and changes to the tax credits earned by Exelon during the period of production as a result of volatility in oil prices.

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

The non-recourse notes payable principal balance was $37 million and $108 million at September 30, 2007 and December 31, 2006, respectively. The non-recourse notes payable can be relieved either through eventual payments or possibly through extinguishment, which may occur subsequent to termination of the partnership pursuant to the agreements between the parties.

11.    Asset Retirement Obligations (Exelon and Generation)

Nuclear Decommissioning Asset Retirement Obligations (ARO)

Generation and AmerGen have legal obligations to decommission their nuclear power plants following the expiration of their operating licenses. Generation and AmerGen will pay for their respective obligations using trust funds that have been established for this purpose.

The following table provides a roll forward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from January 1, 2007 to September 30, 2007:

Exelon and Generation
Nuclear decommissioning AROs at January 1, 2007	$3,533
Net decrease resulting from updates to estimated future cash flows Accretion expense	(171 171)
Payments to decommission retired plants	(7)

Nuclear decommissioning AROs at September 30, 2007	$3,526

Generation updates its nuclear decommissioning AROs on a periodic basis. During the third quarter of 2007, Generation updated its ARO estimate and recorded a net decrease in the ARO of approximately $171 million and an increase to pre-tax income of $29 million. This net decrease in the ARO was a result of Generation updating its estimated future nuclear decommissioning cash flows, primarily due to a year-over-year decline in the cost escalation factor assumptions used to estimate future undiscounted costs and updated decommissioning cost studies received for four nuclear stations.

The decrease in the ARO resulted in the following corresponding impacts:

•	A decrease in Generation’s asset retirement cost, which is included in property, plant and equipment in Exelon’s and Generation’s Consolidated Balance Sheets, of approximately $59 million;

•	An increase in Generation’s noncurrent payable to ComEd and PECO, which is included in noncurrent payable to affiliates in Generation’s Consolidated Balance Sheets, of approximately $83 million;

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

An increase of $62 million and $21 million in ComEd’s and PECO’s intercompany receivables from Generation, respectively, which are included in noncurrent receivables from affiliates in ComEd’s and PECO’s Consolidated Balance Sheets, offset by equivalent changes in ComEd’s and PECO’s regulatory liabilities (these changes are also reflected in regulatory liabilities in Exelon’s Consolidated Balance Sheet); and

•

A decrease in operating and maintenance expense of $29 million (pre-tax) in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income, representing the reduction in the ARO associated with the AmerGen units and the unregulated portions of Peach Bottom, a former PECO unit, which had been excluded from PECO’s rate base.

The net decrease in the ARO for the former ComEd units, the former PECO units and the AmerGen units was approximately $107 million, $36 million and $28 million, respectively. As of September 30, 2007, the ARO balances for the former ComEd units, the former PECO units and the AmerGen units totaled approximately $2,163 million, $915 million and $448 million, respectively.

During the second quarter of 2006, Generation recorded a net decrease in the ARO of approximately $604 million and an increase in pre-tax income of $149 million resulting from revisions to estimated future nuclear decommissioning cash flows, primarily due to revised management assumptions concerning an increased likelihood of successful nuclear license renewal efforts due to an increasingly favorable environment for nuclear power and, therefore, an increased likelihood of operating the nuclear plants through a full license extension period, and also due to a change in management’s expectation of when the U.S. Department of Energy (DOE) will establish a repository for and begin accepting spent nuclear fuel. The recognition of other operating income by Exelon and Generation of $149 million (pre-tax) was included in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2006, representing the reduction in the ARO in excess of the existing asset retirement cost balance primarily for the AmerGen units.

Nuclear Decommissioning Trust Fund Investments

The trust funds that have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations were originally funded with amounts collected from customers. Certain of these trust funds will continue to be funded by future collections from PECO customers. The trust funds that have been established to satisfy AmerGen’s nuclear decommissioning obligations were originally funded by the previous owners of AmerGen.

At September 30, 2007 and December 31, 2006, Exelon and Generation had nuclear decommissioning trust fund investments totaling $6,918 million and $6,415 million, respectively.

At September 30, 2007, Exelon and Generation had gross unrealized gains of $1,642 million, related to the nuclear decommissioning trust fund investments, of which $1,304 million associated with the former ComEd and former PECO trusts was included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets. The remaining $338 million gross unrealized gains associated with the unregulated portions of Peach Bottom and AmerGen trusts are included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets. At December 31, 2006, Exelon and Generation had gross unrealized gains of $1,287 million, related to the nuclear decommissioning trust fund investments, of which $1,037 million associated with the former ComEd and former PECO trusts was included in

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory liabilities on Exelon’s Consolidated Balance Sheets and in noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets. The remaining $250 million gross unrealized gains associated with the unregulated portions of Peach Bottom and AmerGen trusts are included in accumulated OCI on Exelon’s and Generation’s Consolidated Balance Sheets. Exelon and Generation consider all nuclear decommissioning trust fund investments in an unrealized loss position to be other-than-temporarily impaired. As a result of certain Nuclear Regulatory Commission restrictions, Exelon and Generation are unable to demonstrate the ability and intent to hold the nuclear decommissioning trust fund investments through a recovery period and, accordingly, recognize any unrealized holding losses immediately. For the three months ended September 30, 2007, Generation recorded impairment charges totaling $22 million, $2 million and $4 million associated with the nuclear decommissioning trust funds for the former ComEd units, the former PECO units and the AmerGen units, respectively. For the nine months ended September 30, 2007, Generation recorded impairment charges totaling $42 million, $3 million and $7 million associated with the nuclear decommissioning trust funds for the former ComEd, the former PECO and the AmerGen units, respectively. Generation recorded impairment charges totaling $1 million and $11 million associated with the nuclear decommissioning trust funds for the former ComEd units for the three and nine months ended September 30, 2006, respectively.

As a result of the sale of nuclear decommissioning trust fund investments, Exelon and Generation realized net gains of $10 million and $29 million for the three and nine months ended September 30, 2007, respectively, and realized net gains of $3 million and net losses of $8 million for the three and nine months ended September 30, 2006, respectively, on nuclear decommissioning trust funds.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$779	$(45)	$2,163	$997
Income from discontinued operations	1	1	10	3

Net income (loss)	$780	$(44)	$2,173	$1,000

Average common shares outstanding — basic	673	671	673	670
Assumed exercise of stock options, performance share awards and restricted stock	5	—	6	6

Average common shares outstanding — diluted	678	671	679	676

There were no stock options excluded from the calculation of diluted common shares outstanding due to their antidilutive effect for the three and nine months ended September 30, 2007. The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 4 million for the three and nine months ended September 30, 2006, respectively.

Share Repurchases

In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. See Note 16 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information regarding Exelon’s share repurchase program. Repurchased shares are held as treasury shares and recorded at cost. During 2007, Exelon repurchased 0.6 million shares of common stock under this share repurchase program for $37 million.

On August 31, 2007, Exelon’s Board of Directors approved a share repurchase program for up to $1.25 billion of Exelon’s outstanding common stock. As part of its value return policy, Exelon uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities. On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under an accelerated share repurchase (ASR) program. In accordance with EITF 99-7, “Accounting for an Accelerated Share Repurchase Program,” Exelon accounts for the ASR program as two distinct transactions, as shares of common stock acquired in a treasury stock transaction and as a forward contract indexed to Exelon’s own common stock.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ASR agreements include a pricing collar, which establishes a minimum and maximum number of shares that can be repurchased. On September 20 and 21, 2007, Exelon received the minimum number of shares, as determined by the ASR agreements, which amounted to 15.1 million shares. These initial shares have been recorded as treasury stock, at cost, for $1.17 billion.

Exelon accounts for the forward contract in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the contract be initially measured at fair value, reported in permanent equity and subsequently accounted for based on its equity classification. The fair value of the forward contract was estimated to be $79 million as of September 30, 2007. The ultimate settlement of the forward contract will be based on changes in the price of Exelon’s common stock from September 24, 2007 through the date of settlement, which is expected to occur in the first quarter of 2008. Each ASR agreement provides that Exelon is not required to make any additional cash payment or deliver or return any shares upon settlement of the forward contract to the investment banks in this transaction. The forward contract will be settled, and additional shares will be received, if any, in the first quarter of 2008.

Under both share repurchase programs, 28.3 million shares of common stock are held as treasury stock with a cost of $1.8 billion as of September 30, 2007. During the nine months ended September 30, 2007 and 2006, Exelon repurchased 15.7 million shares and 0.9 million shares, respectively, of common stock under the share repurchase programs for $1.2 billion and $54 million, respectively.

Long-Term Incentive Plans

The following table presents the stock-based compensation expense included in Exelon’s Consolidated Statements of Income and Comprehensive Income during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	$6	$7	$28	$32
Performance shares	19	21	55	62
Restricted stock units	2	1	10	3
Employee stock purchase plan	1	—	2	1

Total stock-based compensation included in operating and maintenance expense	28	29	95	98
Income tax benefit	11	11	38	37

Total after-tax stock-based compensation expense	$17	$18	$57	$61

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Beginning in January 2007, Exelon began granting key managers restricted stock units in lieu of stock options through its long-term incentive plans. During the three and nine months ended September 30, 2007, Exelon granted 0 and 331,745 restricted stock units, respectively, which will vest and settle over a three-year period. Prior to 2007, Exelon utilized restricted stock on a limited basis primarily to compensate executive management.

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

The holders of the restricted stock units will be issued shares of common stock annually during the vesting period of three years. During the three and nine months ended September 30, 2007, Exelon recognized additional costs of $1 million and $8 million, respectively, compared to the same periods in prior year related to restricted stock units granted to key managers in lieu of stock options.

Stock Deferral Plan

Prior to January 1, 2007, Exelon key management had the ability to defer the receipt of certain distributions of stock from Exelon’s stock-based compensation programs into the Exelon Corporation Stock Deferral Plan. In December 2006, the Compensation Committee of Exelon’s Board of Directors approved a proposal to discontinue deferrals to the deferred stock plans. Additionally, active participants in the plans were provided a one-time election to take a full distribution of all deferred stock in the third quarter of 2007. Exelon granted 248,633 shares of Exelon common stock valued at $17 million on July 31, 2007 and cash of $31 million to the participants that elected to receive a lump sum in the third quarter of 2007.

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy Commitments

Generation’s long-term commitments relating to the purchase from and sale to unaffiliated utilities and others of energy, capacity and transmission rights as of September 30, 2007 did not change significantly from December 31, 2006, except for the following:

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $1,839 million during the nine months ended September 30, 2007, reflecting increases of approximately $1,185 million, $650 million, $150 million, $27 million and $58 million related to 2008, 2009, 2010, 2011 and 2012 sales commitments, respectively, offset by the fulfillment of approximately $3,909 million of 2007 commitments during the nine months ended September 30, 2007. The increases were primarily due to increased forward sales of energy to counterparties other than ComEd as a result of the expiration of the PPA with ComEd on December 31, 2006, as well as increased overall hedging activity in the normal course of business.

•

On April 4, 2007, Generation agreed to sell its rights to 942 MWs of capacity, energy, and ancillary services supplied from its existing long-term contract with Tenaska Georgia Partners, LP through a tolling agreement with Georgia Power, a subsidiary of Southern Company, commencing June 1, 2010 and lasting for 20 years. The transaction was approved by the Georgia Public Service Commission (GPSC) in October of 2007. Exelon and Generation will recognize a non-cash after-tax loss of approximately $71 million during the fourth quarter of 2007. The transaction provides Generation with approximately $43 million in annual revenue in the form of capacity payments over the term of the tolling agreement.

As a result of the first reverse-auction competitive bidding process, ComEd is procuring substantially all of its supply under supplier forward contracts with various suppliers. See Note 4 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information.

Fuel Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of September 30, 2007 did not change significantly from December 31, 2006, except for the following:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $266 million during the nine months ended September 30, 2007, reflecting increases of approximately $245 million, $125 million, $105 million, $92 million, and $229 million for 2008, 2009, 2010, 2011 and 2012 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $530 million of 2007 commitments during the nine months ended September 30, 2007.

•

PECO’s total fuel purchase obligations increased by approximately $142 million during the nine months ended September 30, 2007, reflecting an increase of $14 million, $69 million, $35 million and $24 million in 2007, 2008, 2009 and 2010, respectively, primarily related to the purchase of natural gas and related transportation services.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial commitments as of September 30, 2007, representing commitments potentially triggered by future events, did not change significantly from December 31, 2006, except for the following:

•

Exelon’s letters of credit increased $6 million and guarantees increased by $137 million primarily as a result of leasing activities, energy trading activities and the performance guaranty agreement entered into in connection with the sale of TEG and TEP.

•

Generation’s letters of credit increased by $5 million and its guarantees increased by $126 million primarily as a result of energy trading activities and the performance guaranty agreement entered into in connection with the sale of TEG and TEP.

Under their operating agreements with PJM, ComEd and PECO are committed to construct transmission facilities. ComEd and PECO will work with PJM to continue to evaluate the scope and timing of any required construction projects. ComEd’s and PECO’s estimated commitments are as follows:

	Total	October to December 2007	2008	2009	2010	2011	2012
ComEd	$145	$34	$32	$9	$39	$20	$11
PECO	146	3	24	58	28	26	7

Rate Relief Commitments

In connection with the Settlement Legislation, Exelon has committed to contribute approximately $800 million to rate relief programs over four years and partial funding for the Agency. ComEd will continue its $64 million rate relief package announced April 23, 2007, whereby $11 million of rate relief credits had been provided by ComEd to its customers prior to June 14, 2007. Generation will contribute an aggregate of $747 million, of which $435 million will be available to pay ComEd for rate relief programs for ComEd customers, $307.5 million will be available for rate relief programs for customers of other Illinois utilities, and $4.5 million will be available for partially funding operations of the Agency. The following table shows, by year, the estimated cash outlays to be contributed to rate relief by Generation, the estimated credits to customers funded by ComEd and the estimated cash outlays for funding of other rate relief programs by ComEd. Actual contributions may differ from anticipated amounts in each of the years based on customer participation in the programs. Any contributions not used by customers in 2007 will still be available under the same rate relief programs in 2008 and 2009. See Note 5 — Regulatory Issues for more information.

Settlement Legislation	Total	Cash Paid or Customer Credits		Outstanding Commitments
		April 1 to June 30, 2007	July 1 to September 30, 2007	October 1 to December 31, 2007		2008	2009	2010
Generation	$747	$—	$6	$322	(a)	$284	$111	$24
ComEd	53	7	8	18		10	10	—

Total Settlement Legislation	$800	$7	$14	$340		$294	$121	$24

Other rate relief programs
ComEd	11	11	—	—		—	—	—

Total rate relief	$811	$18	$14	$340		$294	$121	$24

(a)

Includes Generation’s $9 million payable to ComEd for a portion of credits issued to customers. Generation paid this amount to ComEd in the fourth quarter of 2007; however, ComEd issued the credits to customers in the third quarter of 2007.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nuclear Insurance

Generation is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. In the event that one or more acts of terrorism cause accidental property damage within a twelve-month period from the first accidental property damage under one or more policies for all insured plants, the maximum recovery for all losses by all insureds will be an aggregate of $3.2 billion plus such additional amounts as the insurer may recover for all such losses from reinsurance, indemnity and any other source, applicable to such losses. The $3.2 billion maximum recovery limit is not applicable, however, in the event of a “certified act of terrorism” as defined in the Terrorism Risk Insurance Act of 2002, as extended, as a result of government indemnity. Generally, a “certified act of terrorism” is defined in the Terrorism Risk Insurance Act to be an act of terrorism committed on behalf of a foreign person or interest, as certified by the U.S. government. The Terrorism Risk Insurance Act expires on December 31, 2007, which, if not extended, could have an impact on the insurance coverages available to Generation. Additionally, the expiration of the Terrorism Risk Insurance Act could have an impact on the non-nuclear insurance coverages available to the Registrants.

Refer to Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for a full discussion of nuclear insurance.

Environmental Liabilities

The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. ComEd and PECO identified 42 and 27 sites, respectively, where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several Potentially Responsible Parties (PRPs), which may be responsible for ultimate remediation of each location. Of these 42 sites identified by ComEd, the Illinois Environmental Protection Agency has approved the clean up of 9 sites and of the 27 sites identified by PECO, the Pennsylvania Department of Environmental Protection has approved the cleanup of 13 sites. Of the remaining sites identified by ComEd and PECO, 20 and 9 sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2013, respectively. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), are parties to an interim agreement under which they cooperate in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, may have responsibility. Under the interim agreement, costs are split evenly between ComEd and Nicor pending their final agreement on allocation of costs at each site. For most of the sites, the interim agreement contemplated that neither party would pay less than 20%, or more than 80% of the final costs for each site. On April 17, 2006, Nicor submitted a demand for arbitration of the cost allocation for 38 MGP sites. In July 2007, ComEd and Nicor reached an agreement on the allocation of costs for the MGP sites. The agreement is contingent upon ICC

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval and the execution of definitive written agreements. Through September 30, 2007, ComEd has incurred approximately $115 million associated with remediation of the sites in question. ComEd’s accrual as of September 30, 2007 for these environmental liabilities reflects the cost allocations contemplated in the agreement.

Based on the final order received in ComEd’s Rate Case, beginning in 2007, ComEd is recovering MGP remediation costs from customers, which is reflected as a regulatory asset. Pursuant to a PAPUC order, PECO is currently recovering a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. See Note 14 — Supplemental Financial Information for further information regarding regulatory assets and liabilities.

As of September 30, 2007 and December 31, 2006, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

September 30, 2007	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$140	$115
Generation	16	—
ComEd	79	73
PECO	45	42

December 31, 2006	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$119	$88
Generation	20	—
ComEd	58	49
PECO	41	39

The Registrants cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

Section 316(b) of the Clean Water Act

In July 2004, the United States Environmental Protection Agency (EPA) issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. The Clean Water Act requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts. The Phase II rule established national performance standards for reducing entrainment and impingement of aquatic organisms at existing power plants. The rule provided each facility with a number of compliance options and permitted site-specific variances based on a cost-benefit analysis. The requirements were intended to be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. Those

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, Oyster Creek, Peach Bottom, Quad Cities, Salem and Schuylkill. Since promulgation of the rule, Generation has been evaluating compliance options at each of its affected plants to achieve interim compliance deadlines.

On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in a challenge to the final Phase II rule brought by environmental groups and several states. The court found that, with respect to a number of significant provisions of the rule, the EPA either exceeded its authority under the Clean Water Act, failed to adequately set forth its rationale for the rule, or failed to follow required procedures for public notice and comment. The court remanded the rule back to the EPA for revisions consistent with the court’s opinion. By its action, the court invalidated compliance measures that Exelon supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. For example, the court found that environmental restoration does not qualify as a compliance option and site-specific compliance variances based on a cost-benefit analysis are impermissible.

The court’s decision has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. Several industry parties to the litigation sought review by the entire U.S. Court of Appeals for the Second Circuit, which was denied on July 5, 2007. The U.S. Supreme Court granted an application for an extension of time filed by the U.S. Solicitor General, and therefore parties to the litigation now have until November 2, 2007 to file a petition seeking review by the U.S. Supreme Court. On July 9, 2007, the EPA formally suspended the Phase II rule due to the uncertainty about the specific compliance requirements created by the court’s remand of significant provisions of the rule. Until the EPA finalizes the rule on remand (which could take several years), the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. Due to this uncertainty, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule, or interim state requirements under best professional judgment, have performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, then the impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, financial position and cash flows could be material.

In a draft permit issued on July 19, 2005, as part of the NPDES permit renewal process for Oyster Creek that has been pending since 1999, the NJDEP preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) at Oyster Creek. In light of the suspension of the Phase II rule by the EPA, the NJDEP advised AmerGen that it will issue a new draft permit, and reiterated its preference for cooling towers as the best technology available in the exercise of its best professional judgment. Since the final permit has not been issued, Oyster Creek has continued to operate under the 1999 permit. Generation cannot predict with any certainty how the NJDEP will implement its best professional judgment. AmerGen has not made a determination regarding how it will comply with the Section 316(b) regulations and must first evaluate the final regulations issued by the EPA as a result of the decision of the U.S. Court of Appeals for the Second Circuit, discussed above. In addition, the cost required to retrofit Oyster Creek with closed cycle cooling could be material and could therefore negatively impact Generation’s decision to operate the plant after the 316(b) matter is ultimately resolved.

In June 2001, the NJDEP issued a renewed NPDES permit for Salem Generating Station (Salem) allowing for the continued operation of Salem with its existing cooling water system. The NPDES permit expired in July 2006. NJDEP advised Public Service Enterprise Group Incorporated (PSEG), the plant operator, in a letter dated

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 12, 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, along with continued operation of the existing intake, is the best available technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NPDES permit while the NPDES permit renewal application is being reviewed. PSEG must evaluate the final Phase II rule after remand, particularly whether the restoration done under the Estuary Enhancement Project remains a compliance option. If application of the final Section 316(b) regulations or the NJDEP as a result of the Phase II ruling discussed above ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $500 million and could result in increased depreciation expense related to the retrofit investment.

Nuclear Generating Station Groundwater

On December 16, 2005 and February 27, 2006, the Illinois EPA issued violation notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station (Braidwood). In November 2005, Generation discovered that spills from the line in 1996, 1998 and 2000 have resulted in a tritium plume in groundwater that is both on and off the plant site. Levels in portions of the plume exceed Federal limits for drinking water. However, samples from drinking water wells on property adjacent to the plant showed that, with one exception, tritium levels in these wells were at levels that naturally occur. The tritium level in one drinking water well was elevated above levels that occur naturally, but was significantly below the state and Federal drinking water standards, and Generation believes that this level posed no threat to human health. Generation has investigated the causes of the releases and has taken the necessary corrective actions to prevent another occurrence. Generation notified the owners of 14 potentially affected adjacent properties that, upon sale of their property, Generation will reimburse the owners for any diminution in property value caused by the tritium release. As of September 30, 2007, Generation has purchased four of the 14 adjacent properties.

On October 11, 2006, two area residents filed a lawsuit in the U.S. District Court for the Northern District of Illinois against Exelon, Generation and ComEd alleging property contamination and seeking damages for diminished property value. The allegations in the complaint are substantially similar to prior lawsuits filed by area residents that were voluntarily dismissed by the plaintiffs without prejudice. This is the only remaining lawsuit brought by local residents. Exelon, Generation and ComEd tendered the defense for this lawsuit to their insurance carrier, ANI, and ANI has agreed to defend the suit subject to a reservation of rights. Exelon, Generation and ComEd continue to believe that this lawsuit is without merit and will continue to vigorously oppose it. Generation will file a motion for summary judgment on the merits of the plaintiffs’ claims by November 9, 2007. If the judgment is denied, the matter will proceed to trial in 2008.

On March 16, 2006, the Illinois Attorney General and the State’s Attorney for Will County, Illinois filed a civil enforcement action against Exelon, Generation and ComEd in the Circuit Court of Will County relating to the releases of tritium discussed above and alleging that, beginning on or before 1996, and with additional events in 1998, 2000 and 2005, there have been tritium and other non-radioactive wastes discharged from Braidwood in violation of Braidwood’s NPDES permit, the Illinois Environmental Protection Act and regulations of the Illinois Pollution Control Board. The lawsuit seeks injunctive relief relating to the discontinuation of the liquid tritium

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discharge line until further court order, soil and groundwater testing, prevention of future releases and off-site migration and to provide potable drinking water to area residents. The action also seeks the maximum civil penalties allowed by the statute and regulations, $10,000 or $50,000 for each violation (depending on the specific violation), and $10,000 for each day during which a violation continues. On May 24, 2006, the Circuit Court of Will County, Illinois entered an order resulting in Generation commencing remediation efforts in June 2006 for tritium in groundwater off of plant property. Among other things, the May 24, 2006 order requires Generation to conduct certain studies and implement measures to ensure that tritium does not leave plant property at levels in excess of the EPA safe drinking water standard. Any civil penalty will not be determined until the consent decree is finalized. Furthermore, the Circuit Court of Will County may exercise its discretion in determining the final penalty, if any, taking into account a number of factors, including corrective actions taken by Generation and other mitigating circumstances.

As of September 30, 2007 and December 31, 2006, Generation had reserves of $2 million and $3 million, respectively, related to the matters described above, which Generation deems adequate to cover the costs of remediation and potential related corrective measures.

As a result of intensified monitoring and inspection efforts in 2006, Generation detected small underground tritium leaks at the Dresden Nuclear Generating Station (Dresden) and at the Byron Nuclear Generating Station (Byron). Neither of these discharges occurred outside the property lines of the plant, nor does Generation believe either of these matters pose health or safety threats to employees or to the public. Generation identified the source of the leaks and implemented repairs. On March 31, 2006 and April 12, 2006, the Illinois EPA issued a violation notice to Generation in connection with the Dresden and Byron leaks, respectively, alleging various violations, including those related to (1) Illinois groundwater standards, (2) non-permitted discharges, and (3) each station’s NPDES permit. Generation has analyzed the remediation options related to these matters and submitted its response and proposed remediation plan to the Illinois EPA. On July 10, 2006, the Illinois EPA rejected the remediation plan for Dresden and on July 12, 2006, the Illinois EPA sent a Notice of Intention to Pursue Legal Action. On July 17, 2006, the Illinois EPA rejected the remediation plan for Byron and has referred the matter to the Illinois Attorney General for consideration of formal enforcement action and the imposition of penalties.

Generation is actively discussing the violation notices and Illinois Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA and the Attorneys General for Illinois and the Counties in which the plants are located. While Generation is unable to determine the amount of the civil penalties that will be included in a final consent decree, the amount is not expected to be material to Exelon’s and Generation’s financial positions, results of operations and cash flows.

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

Notice and Finding of Violation Related to Electric Generation Stations

On August 6, 2007, ComEd received a Notice and Finding of Violation (NOV), addressed to it and Midwest Generation, LLC (Midwest Generation) from the EPA, alleging that ComEd and Midwest Generation violated and are continuing to violate several provisions of the Federal Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The EPA requested information related to the stations in 2003, and ComEd has been cooperating with the EPA since then. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

The generating stations that are the subject of the NOV are currently owned and operated by Midwest Generation, which purchased the stations in December 1999 from ComEd. Under the terms of the agreement governing that sale, Midwest Generation and its affiliate, Edison Mission Energy (EME), assumed responsibility for environmental liabilities associated with the ownership, occupancy, use and operation of the stations, including responsibility for compliance of the stations with environmental laws before the purchase of the stations by Midwest Generation. Midwest Generation and EME further agreed to indemnify and hold ComEd and its affiliates harmless from claims, fines, penalties, liabilities and expenses arising from third party claims against ComEd resulting from or arising out of the environmental liabilities assumed by Midwest Generation and EME under the terms of the agreement governing the sale. ComEd has given to EME a notice regarding the NOV under those indemnification provisions.

ComEd is unable to predict the ultimate resolution of the claims alleged in the NOV, the costs that might be incurred or the amount of indemnity that may be available from Midwest Generation and EME. In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations to its former generation business. Exelon, Generation and ComEd concluded that a loss is unlikely, and accordingly, they have not recorded a reserve for the NOV.

Greenhouse Gas Emissions Reductions

Exelon announced on May 6, 2005 that it had established a voluntary goal to reduce its greenhouse gas (GHG) emissions by 8% from 2001 levels by the end of 2008. The 8% reduction goal represents a decrease of an estimated 1.3 million metric tons of GHG emissions. Exelon will incorporate recognition of GHG emissions and their potential cost into its business analyses as a means to promote internal investment in activities that result in the reduction or avoidance of GHG emissions. Exelon made this pledge under the United States EPA’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. Exelon believes that its planned GHG management efforts, including increased use of renewable energy, its current energy and

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

process efficiency initiatives and its efforts in the areas of carbon sequestration, will allow it to achieve this goal. The anticipated cost of achieving the voluntary GHG emissions reduction goal will not have a material effect on Exelon’s future results of operations, financial condition or cash flows.

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency holding that carbon dioxide and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation. Exelon continues to support the enactment, through Federal legislation, of a cap-and-trade system for GHG emissions that is mandatory, economy-wide and designed in a way to limit potential harm to the economy and the competitiveness of the manufacturing base in the U.S. Due to the uncertainty as to any of these potential outcomes, Exelon cannot estimate the effect of the decision on its operations and its future results of operations, financial condition and cash flows.

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

Beginning in September of 2005 and throughout 2006, Exelon and PPL filed multiple settlement proposals with FERC, with each new proposal superseding the prior, in attempts to resolve this matter. On March 20, 2007, FERC issued an order accepting the settlement in which PPL agreed to directly pay Exelon approximately $43 million in a lump-sum payment (comprised of $38 million of erroneous charges, plus interest of $5 million). At that time, Exelon established a receivable due from PPL and recognized the corresponding gain in earnings during the first quarter of 2007. Approximately $32 million and $11 million of the settlement amount were to be received by Generation and PECO, respectively, and recorded as a reduction to purchased power expense and interest income. In April 2007, this receivable amount was paid in full, including interest.

Real Estate Tax Appeals.    Generation and PECO each have been challenging real estate taxes assessed on certain nuclear plants. PECO has been involved in litigation in which it has contested taxes assessed in 1997 under the Pennsylvania Public Utility Realty Tax Act of March 4, 1971, as amended (PURTA), and has appealed local real estate assessments for 1998 and 1999 on the Peach Bottom Atomic Power Station (Peach Bottom).

On March 27, 2007, PECO prevailed in a unanimous decision by the Pennsylvania Supreme Court in a case in which PECO had contested the assessment of PURTA taxes applicable to 1997. This favorable ruling resulted in a credit to PECO in May 2007 of approximately $38 million of real estate taxes previously remitted. PECO also received a credit for approximately $17 million in interest on the previously remitted amount. Also, PECO had previously reserved approximately $17 million for the difference between Pennsylvania’s original

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessment and the amount previously remitted by PECO. Based on its understanding of the amount associated with the outcome of this appeal that is included in a gross receipts tax surcharge applicable for 2008 under the Pennsylvania Tax Reform Act, PECO has determined that its regulatory liability associated with a related statutory ratemaking mechanism administered by the PAPUC is limited to the amount included in the gross receipts tax surcharge for the successful PECO appeal, or $38 million. Related to this determination, PECO has concluded that it no longer expects to refund the interest and the tax liability reserve described above to its customers, and, as such, has recognized $34 million of pre-tax income associated with this matter. See Note 14 — Supplemental Financial Information for a listing of PECO’s regulatory assets and liabilities.

As of September 30, 2007, Generation was involved in real estate tax appeals for the 2005 and 2006 tax years concerning the value of its Byron plant for real estate tax purposes. Also, Generation was involved in real estate tax appeals and related litigation for the 2006 tax year concerning the value for real estate tax purposes of its Braidwood, Clinton and Dresden plants.

The ultimate outcome of these matters remains uncertain and could result in unfavorable or favorable impacts to the consolidated financial statements of Exelon, Generation and PECO. Generation and PECO believe their reserve balances for exposures associated with real estate taxes as of September 30, 2007 reflect their best estimates of the probable outcome of these appeals and related proceedings in accordance with SFAS No. 5.

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

At September 30, 2007 and December 31, 2006, Generation had reserved approximately $52 and $48 million, respectively, in total for asbestos-related bodily injury claims. As of September 30, 2007, approximately $14 million of this amount relates to 159 open claims presented to Generation, while the remaining $38 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2030 based on actuarial assumptions and analysis. Generation obtains annual actuarial study updates of the estimate of future losses. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments. During 2006 and 2007, Generation performed periodic updates to this reserve, which did not result in a material adjustment.

Oil Spill Liability Trust Fund Claim.    In December 2004, the two Salem nuclear generation units were taken offline due to an oil spill from a tanker in the Delaware River near the facilities. The units, which draw water from the river for cooling purposes, were taken offline for approximately two weeks to avoid intake of the spilled oil and for an additional two weeks relating to start up issues arising from the oil spill shutdown. The total shutdown period resulted in lost sales from the plant. Generation and PSEG subsequently filed a joint claim for

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses and damages with the Oil Spill Liability Trust Fund. In January 2007, Generation and PSEG submitted a revised damages calculation to the Oil Spill Liability Trust Fund identifying approximately $46 million in total damages and losses, of which approximately $20 million would be paid to Exelon. This matter represents a contingent gain and Generation has not recorded any income pursuant to SFAS No. 5. Generation expects this matter to be resolved in 2007.

Supply Agreement Non-performance Claims.    Generation enters into long-term supply agreements to procure uranium concentrates. In 2007, Generation initiated claims asserting non-performance by certain counterparties. As a result of this non-performance, Generation will be required to procure uranium concentrates at higher prices than originally anticipated. Generation has filed suit against two counterparties asserting breach of uranium supply agreement against one counterparty and breach of performance guarantee and fraudulent inducement against the other counterparty. These matters represent contingent gains and Generation has not recorded any income pursuant to SFAS No. 5. The cases are scheduled for trial in 2008.

Exelon

Pension Claim.    On July 11, 2006, a former employee of ComEd filed a purported class action lawsuit against the Exelon Corporation Cash Balance Pension Plan (Plan) in the U.S. District Court for the Northern District of Illinois. The complaint alleges that the Plan, which covers certain management employees of Exelon’s subsidiaries, calculates lump sum distributions in a manner that does not comply with the Employee Retirement Income Security Act (ERISA). The plaintiff seeks compensatory relief from the Plan on behalf of participants who received lump sum distributions since 2001 and injunctive relief with respect to future lump sum distributions. On August 31, 2007, the District Court dismissed the lawsuit in its entirety. The plaintiff’s motion for reconsideration is pending before the Court.

Savings Plan Claim.    On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleges that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs seek declaratory, equitable and monetary relief, including alleged investment losses. On February 21, 2007, the district court granted the defendants’ motion to strike the plaintiffs’ claim for investment losses. On June 27, 2007, the district court granted the plaintiffs’ motion for class certification. On June 28, 2007, the district court granted the defendants’ motion to stay proceedings in this action pending the outcome of the forthcoming appeal to the U.S. Seventh Circuit Court of Appeals in another case not involving Exelon. In that case, an appeal is expected to be taken from the June 20, 2007 decision of the U.S. District Court for the Western District of Wisconsin, which dismissed with prejudice substantially similar claims.

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

Income Taxes

ComEd and PECO entered into several agreements with a tax consultant related to the filing of refund claims with the IRS. The fees for these agreements are contingent upon a successful outcome of the claims and are based upon a percentage of the refunds recovered from the IRS, if any. The ultimate net cash impacts to ComEd and PECO related to these agreements and the associated refund claims will either be positive or neutral depending upon the outcome of the refund claim with the IRS. These potential tax benefits and associated fees could be material to the financial position, results of operations and cash flows of ComEd and PECO. If a settlement is reached, a portion of ComEd’s tax benefits, including any associated interest for periods prior to the PECO/Unicom merger, would be recorded as a reduction of goodwill under the provisions of EITF 93-7. Exelon cannot predict the timing of the final resolution of these refund claims or the potential payment of any contingent fees.

In the third quarter of 2006, the Joint Committee completed its review and granted approval for one of PECO’s income tax refund claims. As a result, the investment tax credit refund and associated interest of $19 million (after tax) were recorded as a credit in Exelon’s and PECO’s Consolidated Statements of Operations and Comprehensive Income in the third quarter of 2006. Since a majority of the investment tax credits claimed related to PECO’s formerly owned generation property, a significant portion of the related unamortized investment tax credit and the tax impacts thereon were recorded at Generation. Therefore, Exelon and Generation recorded unamortized investment tax credits and related tax impacts of $10 million (after tax) as a charge to their Consolidated Statements of Operations. The unamortized investment tax credit recorded at Exelon, PECO and Generation are being amortized over the remaining depreciable book lives of the transmission, distribution and generation property using the deferral method pursuant to APB No. 2, “Accounting for the ‘Investment Credit’” and APB No. 4, “Accounting for the ‘Investment Credit’.” In addition, as a result of the approval of the refund claim, Exelon and PECO recorded a consulting expense of $3 million (after tax) in the third quarter of 2006. The net after-tax result of this settlement and consulting fees was $6 million, $16 million and $(10) million for Exelon, PECO and Generation, respectively.

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

14.    Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three and nine months ended September 30, 2007 and 2006:

Three months ended September 30, 2007	Exelon	Generation	ComEd	PECO
Investment income	$3	$—	$3	$—
Gain on disposition of assets and investments, net	2	—	—	1
Decommissioning-related activities:
Decommissioning trust fund income(a)	51	51	—	—
Decommissioning trust fund income — AmerGen(a)	12	12	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(22)	(22)	—	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(3)	(3)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(25)	(25)	—	—
Net direct financing lease income	6	—	—	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	74	—	—	—
Interest income related to uncertain income tax positions under FIN 48(e)	1	—	—	6
Interest income related to the PURTA tax appeal(f)	17	—	—	17
Other	2	2	1	1

Other, net	$118	$15	$4	$25

(a)	Includes investment income and realized gains and losses.
(b)	Includes other-than-temporary impairments totaling $22 million on nuclear decommissioning trust funds for the former ComEd units.
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

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for additional information.
(e)	See Note 3 — New Accounting Pronouncements and Note 10 — Income Taxes for additional information.
(f)	See Note 13 — Commitments and Contingencies for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine months ended September 30, 2007	Exelon	Generation	ComEd	PECO
Investment income	$8	$—	$5	$3
Gain on disposition of assets and investments, net	20	18	—	2
Decommissioning-related activities:
Decommissioning trust fund income(a)	155	155	—	—
Decommissioning trust fund income — AmerGen(a)	38	38	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(42)	(42)	—	—
Other-than-temporary impairment of decommissioning trust funds — AmerGen	(7)	(7)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(107)	(107)	—	—
Net direct financing lease income	18	—	—	—
Allowance for funds used during construction (AFUDC), equity	1	—	1	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	103	—	—	—
Interest income related to settlement of PJM billing dispute(e)	5	4	—	1
Interest income related to uncertain income tax positions under FIN 48(f)	3	—	—	12
Interest income related to the PURTA tax appeal(e)	17	—	—	17
Other	12	9	4	1

Other, net	$224	$68	$10	$36

(a)	Includes investment income and realized gains and losses.
(b)	Includes other-than-temporary impairments totaling $42 million on nuclear decommissioning trust funds for the former ComEd units.
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

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for additional information.
(e)	See Note 13 — Commitments and Contingencies for additional information.
(f)	See Note 3 — New Accounting Pronouncements and Note 10 — Income Taxes for additional information.

Three months ended September 30, 2006	Exelon	Generation	ComEd	PECO
Investment income	$1	$—	$—	$1
Gain on disposition of assets and investments, net	1	—	—	—
Decommissioning-related activities:
Decommissioning trust fund income(a)	43	43	—	—
Decommissioning trust fund income — AmerGen(a)	9	9	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(1)	(1)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(42)	(42)	—	—
Net direct financing lease income	2	—	—	—
AFUDC, equity	1	—	1	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	(4)	—	—	—
Regulatory recovery of prior loss on extinguishment of long-term debt(e)	87	—	87	—
Interest income related to investment tax credit refund(f)	10	—	—	10
Other	7	3	1	—

Other, net	$114	$12	$89	$11

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes investment income and realized gains and losses.
(b)	Includes other-than-temporary impairments totaling $1 million on nuclear decommissioning trust funds for the former ComEd units.
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

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for further information.
(e)	Recovery of these costs was granted in the July 26, 2006 ICC rate order.
(f)	See Note 13 – Commitments and Contingencies for additional information.

Nine months ended September 30, 2006	Exelon	Generation	ComEd	PECO
Investment income	$6	$—	$1	$5
Loss on disposition of assets and investments, net	(1)	—	(2)	—
Decommissioning-related activities:
Decommissioning trust fund income(a)	109	109	—	—
Decommissioning trust fund income — AmerGen(a)	28	28	—	—
Other-than-temporary impairment of decommissioning trust funds(b)	(11)	(11)	—	—
Regulatory offset to non-operating decommissioning-related activities(c)	(99)	(99)	—	—
Net direct financing lease income	13	—	—	—
AFUDC, equity	1	—	1	—
Recovery of tax credits related to Exelon’s investments in synthetic fuel-producing facilities(d)	49	—	—	—
Regulatory recovery of prior loss on extinguishment of long-term debt(e)	87	—	87	—
Interest income related to investment tax credit refund(f)	10	—	—	10
Other	13	4	3	1

Other, net	$205	$31	$90	$16

(a)	Includes investment income and realized gains and losses.
(b)	Includes other-than-temporary impairments totaling $11 million on nuclear decommissioning trust funds for the former ComEd units.
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

(d)	Receivable for the contractual recovery of unrealized income tax credits related to Exelon’s investment in synthetic fuel-producing facilities. See Note 10 — Income Taxes for further information.
(e)	Recovery of these costs was granted in the July 26, 2006 ICC rate order.
(f)	See Note 13 – Commitments and Contingencies for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

The following tables provide additional information regarding the components of impairment charges, other non-cash operating activities and other assets and liabilities within the Registrants’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
Exelon	2007	2006
Impairment charges:
Impairment of goodwill	$—	$776
Impairment of long-lived assets	—	115
Other	—	2

Total impairment charges	$—	$893

Nine months ended September 30, 2007	Exelon	Generation		ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$235	$107		$75	$23
Equity in (earnings) losses of unconsolidated affiliates and investments	89	(2)		6	5
Provision for uncollectible accounts	70	—		31	40
Stock-based compensation costs	55	—		—	—
Net realized gains on nuclear decommissioning trust funds	(29)	(29)		—	—
Gain on sale of investments, net	(18)	(18)		—	—
Amortization of energy-related options	100	100		—	—
Spent nuclear fuel expense	36	36		—	—
Amortization of regulatory asset related debt costs	24	—		20	4
Reduction in the regulatory liability related to the PURTA tax appeal(a)	(34)	—		—	(34)
Other	(7)	(14)		22	3

Total other non-cash operating activities	$521	$180		$154	$41

Changes in other assets and liabilities:
Under/over-recovered energy costs	$(62)	$—		$(60)	$(2)
Other current assets	(117)	(99	)(b)	—	(7	)(c)
Other noncurrent assets and liabilities	(36)	(52	)(b)	18	(4)

Total changes in other assets and liabilities	$(215)	$(151)		$(42)	$(13)

(a)	See Note 13 — Commitments and Contingencies for additional information.
(b)	Relates primarily to the purchase of energy-related options.
(c)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine months ended September 30, 2006	Exelon	Generation		ComEd	PECO
Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$188	$86		$54	$22
Equity in losses of unconsolidated affiliates and investments	74	9		8	7
Provision for uncollectible accounts	73	2		22	49
Stock-based compensation costs	74	—		—	—
Amortization of energy-related options	80	80		—	—
Amortization of deferred revenue	(86)	(86)		—	—
Non-cash accounts receivable activity	(49)	—		—	—
Spent nuclear fuel expense	32	32		—	—
Amortization of regulatory asset related debt costs	12	—		7	5
Other decommissioning-related activities	(150)	(150)		—	—
Write-off of Merger-related activities	46	—		—	—
2006 ICC rate orders(a)	(139)	—		(139)	—
Other	9	3		30	3

Total other non-cash operating activities	$164	$(24)		$(18)	$86

Changes in other assets and liabilities:
Under/over-recovered energy costs	$51	$—		$—	$51
Other current assets	(130)	(98	)(b)	(11)	(12	)(c)
Other noncurrent assets and liabilities	(162)	(157	)(b)	7	3

Total changes in other assets and liabilities	$(241)	$(255)		$(4)	$42

(a)	Relates to the July 2006 rate order to record regulatory assets for MGP costs, early debt retirement costs, rate case and procurement case costs.
(b)	Relates primarily to the purchase of energy-related options.
(c)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of September 30, 2007 and December 31, 2006:

September 30, 2007	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$2,506	$—	$2,506
Pension and other postretirement benefits	1,333	—	34
Deferred income taxes	810	12	798
Debt costs	185	159	26
Severance	142	142	—
Conditional asset retirement obligations	113	98	15
MGP remediation costs	97	68	29
Rate case costs	5	5	—
Department of Energy facility decommissioning	2	—	2
Procurement case costs	4	4	—
Other	41	27	13

Noncurrent regulatory assets	5,238	515	3,423
Under-recovered energy costs current asset(a)	63	63	—

Total regulatory assets	$5,301	$578	$3,423

Regulatory liabilities
Nuclear decommissioning	$2,180	$1,955	$225
Removal costs	1,085	1,085	—
Financial swap with Generation(b)	—	121	—
Deferred taxes	41	—	—
Refund of PURTA taxes(c)	38	—	38

Noncurrent regulatory liabilities	3,344	3,161	263
Financial swap with Generation(b)	—	9	—
Over-recovered energy costs current liability(a)	7	3	4

Total regulatory liabilities	$3,351	$3,173	$267

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

(b)

To fulfill a requirement of the Settlement, ComEd entered into a five-year financial swap contract with Generation. Since the swap contract was deemed prudent by the Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full recovery in rates, the changes in fair value each period are recorded by ComEd as a regulatory asset or liability. In Exelon’s consolidated financial statements, the fair value of the intercompany swap recorded by Generation and ComEd is eliminated. See Note 5 — Regulatory Issues.

(c)	See Note 13 — Commitments and Contingencies for additional information.

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

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of September 30, 2007 and December 31, 2006:

September 30, 2007	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$7,676	(a)	$3,619	(a)	$1,620	$2,250
Accounts receivable:
Allowance for uncollectible accounts	124		17		35	59

(a)	Includes accumulated amortization of nuclear fuel of $1,201 million.

December 31, 2006	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$7,250	(a)	$3,414	(a)	$1,445	$2,228
Accounts receivable:
Allowance for uncollectible accounts	91		17		20	51

(a)	Includes accumulated amortization of nuclear fuel of $1,078 million.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information regarding counterparty margin deposit accounts and option premiums as of September 30, 2007 and December 31, 2006:

September 30, 2007	Exelon	Generation	ComEd
Other current assets:
Counterparty collateral deposits paid	$161	$161	$—
Option premiums	170	170	—
Other current liabilities:
Counterparty collateral deposits received	18	16	2	(a)

(a)	ComEd has received counterparty collateral deposits from suppliers under its supplier forward contracts for the procurement of electricity.

December 31, 2006	Exelon and Generation
Other current assets:
Counterparty collateral deposits paid	$26
Option premiums	179
Other current liabilities:
Counterparty collateral deposits received	273

The following table provides information regarding dividends payable as of September 30, 2007 and December 31, 2006:

Exelon	September 30, 2007	December 31, 2006
Other current liabilities:
Dividends payable	$1	$295

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

Three Months Ended September 30, 2007 and 2006

Exelon’s segment information for the three months ended September 30, 2007 and 2006 is as follows:

	Generation	ComEd	PECO	Other(a)	Intersegment Eliminations	Consolidated
Total revenues(b):
2007	$2,837	$1,758	$1,459	$192	$(1,214)	$5,032
2006	2,635	1,840	1,379	205	(1,658)	4,401
Intersegment revenues:
2007	$1,019	$—	$2	$192	$(1,213)	$—
2006	1,449	2	2	205	(1,658)	—
Income (loss) from continuing operations before income taxes:
2007	$885	$105	$259	$(11)	$—	$1,238
2006	637	(329)	180	(167)	—	321
Income taxes:
2007	$336	$40	$91	$(8)	$—	$459
2006	244	177	46	(101)	—	366
Income (loss) from continuing operations:
2007	$549	$65	$168	$(3)	$—	$779
2006	393	(506)	134	(66)	—	(45)
Income (loss) from discontinued operations:
2007	$(1)	$—	$—	$2	$—	$1
2006	1	—	—	—	—	1
Net income (loss):
2007	$548	$65	$168	$(1)	$—	$780
2006	394	(506)	134	(66)	—	(44)

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities and BSC.
(b)

For the three months ended September 30, 2007 and 2006, utility taxes of $71 million and $69 million, respectively, are included in revenues and expenses for ComEd. For the three months ended September 30, 2007 and 2006, utility taxes of $79 million and $72 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2007 and 2006

Exelon’s segment information for the nine months ended September 30, 2007 and 2006 is as follows:

	Generation	ComEd	PECO	Other(a)	Intersegment Eliminations	Consolidated
Total revenues(b):
2007	$8,181	$4,668	$4,228	$569	$(3,284)	$14,362
2006	7,069	4,720	3,933	615	(4,377)	11,960
Intersegment revenues:
2007	$2,708	$2	$7	$569	$(3,286)	$—
2006	3,751	6	6	614	(4,377)	—
Income (loss) from continuing operations before income taxes:
2007	$2,703	$159	$604	$(196)	$—	$3,270
2006	1,855	(25)	460	(364)	—	1,926
Income taxes:
2007	$1,021	$61	$212	$(187)	$—	$1,107
2006	696	300	140	(207)	—	929
Income (loss) from continuing operations:
2007	$1,682	$98	$392	$(9)	$—	$2,163
2006	1,159	(325)	320	(157)	—	997
Income (loss) from discontinued operations:
2007	$4	$—	$—	$6	$—	$10
2006	4	—	—	(1)	—	3
Net income (loss):
2007	$1,686	$98	$392	$(3)	$—	$2,173
2006	1,163	(325)	320	(158)	—	1,000
Total assets:
September 30, 2007	$19,368	$18,906	$9,891	$14,454	$(16,900)	$45,719
December 31, 2006	18,909	17,774	9,773	14,295	(16,432)	44,319

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities and BSC.
(b)

For the nine months ended September 30, 2007 and 2006, utility taxes of $197 million and $188 million, respectively, are included in revenues and expenses for ComEd. For the nine months ended September 30, 2007 and 2006, utility taxes of $207 million and $187 million, respectively, are included in revenues and expenses for PECO.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues from affiliates
ComEd Transitional Funding Trust	$1	$1	$2	$2
PETT	2	2	5	6

Total operating revenues from affiliates	$3	$3	$7	$8

Fuel purchases from related parties
Keystone Fuels, LLC	$13	$14	$34	$36
Conemaugh Fuels, LLC	13	13	34	35

Total fuel purchases from related parties	$26	$27	$68	$71

Interest expense to affiliates, net
ComEd Transitional Funding Trust	$6	$11	$21	$36
ComEd Financing II	3	4	10	10
ComEd Financing III	3	3	10	10
PETT	33	44	109	138
PECO Trust III	2	2	5	5
PECO Trust IV	1	1	4	4
Other	1	(1)	(1)	—

Total interest expense to affiliates, net	$49	$64	$158	$203

Equity in earnings (losses) of unconsolidated affiliates and investments
ComEd Funding LLC	$(2)	$(2)	$(6)	$(8)
PETT	(1)	(2)	(5)	(7)
TEG and TEP	—	(4)	3	(8)
Investment in synthetic fuel-producing facilities	(17)	(4)	(80)	(50)
Other	—	(1)	(1)	(1)

Total equity in earnings (losses) of unconsolidated affiliates and investments	$(20)	$(13)	$(89)	$(74)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007	December 31, 2006
Receivables from affiliates (current)
ComEd Transitional Funding Trust	$—	$17
Investments in affiliates
ComEd Funding LLC	$(7)	$4
ComEd Financing II	10	10
ComEd Financing III	6	6
PETT	49	54
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6
Other	__	1

Total investments in affiliates	$68	$85

Receivable from affiliates (noncurrent)
ComEd Transitional Funding Trust	$15	$14
Payables to affiliates (current)
ComEd Financing II	$3	$6
ComEd Financing III	—	4
PECO Trust III	2	1
PECO Trust IV	2	—
Other	1	—

Total payables to affiliates (current)	$8	$11

Long-term debt to ComEd Transitional Funding Trust, PETT and other financing trusts (including due within one year)
ComEd Transitional Funding Trust	$355	$648
ComEd Financing II	155	155
ComEd Financing III	206	206
PETT	1,832	2,403
PECO Trust III	81	81
PECO Trust IV	103	103
Other	(1)	—

Total long-term debt due to financing trusts	$2,731	$3,596

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues from affiliates
ComEd(a)	$428	$907	$1,138	$2,363
PECO(b)	591	542	1,570	1,387
BSC(c)	—	—	—	1

Total operating revenues from affiliates	$1,019	$1,449	$2,708	$3,751

Fuel purchases from related parties
PECO(d)	$—	$—	$1	$1
Keystone Fuels, LLC	13	14	34	36
Conemaugh Fuels, LLC	13	13	34	35

Total fuel purchases from related parties	$26	$27	$69	$72

Operating and maintenance from affiliates
ComEd(d)	$—	$2	$2	$6
PECO(d)	2	2	6	5
BSC(c)	72	69	217	214

Total operating and maintenance from affiliates	$74	$73	$225	$225

Interest expense to affiliates, net
Exelon intercompany money pool(e)	$—	$2	$—	$3
Equity in earnings (losses) of investments
TEG and TEP	—	(4)	3	(8)
NuStart Energy Development, LLC	—	(1)	(1)	(1)

Total equity in earnings (losses) of investments	$—	$(5)	$2	$(9)

Cash distribution paid to member	$1,431	$122	$2,095	$444
Cash contribution received from member	$—	$—	$—	$5

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007	December 31, 2006
Receivables from affiliates (current)
Exelon(f)	$—	$85
ComEd(a)(j)	55	197
PECO(b)	120	153
BSC(c)	—	2

Total receivables from affiliates (current)	$175	$437

Contributions to Exelon intercompany money pool(e)	$166	$13
Payables to affiliates (current)
Exelon(f)	$14	$—
Ventures(h)	15	—
BSC(c)	31	—

Total payables to affiliates (current)	$60	$—

Payables to affiliates (noncurrent)
ComEd decommissioning(g)	$1,955	$1,760
PECO decommissioning(g)	225	151

Total payables to affiliates (noncurrent)	$2,180	$1,911

Mark-to-market derivative liability with affiliate (current)
ComEd(i)	$9	$—
Mark-to-market derivative liability with affiliate (noncurrent)
ComEd(i)	$121	$—

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

(f)

In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation. In addition, Generation has a receivable from Exelon for the allocation of certain tax benefits.

(g)

Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent nuclear decommissioning trust funds are greater than the underlying AROs at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to the customers. See Note 11 — Asset Retirement Obligations for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Includes a payable to Exelon Ventures Company, LLC (Ventures) for the allocation of state tax benefits.
(i)	Represents the fair value of Generation’s five-year financial swap contract with ComEd.
(j)

In 2007, ComEd began issuing credits to customers due to the Illinois settlement through rate relief programs. Generation is contributing to a portion of these credits and, therefore, will be reimbursing ComEd. At September 30, 2007, Generation has a $9 million payable to ComEd. The majority of the credits will be issued by the end of 2007. See Note 5 — Regulatory Issues for additional information.

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues from affiliates
Generation(a)	$—	$2	$2	$6
ComEd Transitional Funding Trust	1	1	2	2

Total operating revenues from affiliates	$1	$3	$4	$8

Purchased power from affiliate
Generation(b)	$428	$907	$1,138	$2,363
Operating and maintenance from affiliates
BSC(c)	$46	$55	$141	$160
Interest expense to affiliates, net
ComEd Transitional Funding Trust	$6	$11	$21	$36
ComEd Financing II	3	4	10	10
ComEd Financing III	3	3	10	10

Total interest expense to affiliates, net	$12	$18	$41	$56

Equity in losses of unconsolidated affiliates
ComEd Funding LLC	$2	$2	$6	$8
Capitalized costs
BSC(c)	$21	$20	$54	$56
Cash contributions received from parent	$—	$—	$—	$23

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007	December 31, 2006
Receivables from affiliates (current)
ComEd Transitional Funding Trust(d)	$—	$17
Other	—	1

Total receivables from affiliates (current)	$—	$18

Mark-to-market derivative asset with affiliate (current)
Generation(e)	$9	$—
Investments in affiliates
ComEd Funding LLC	$(7)	$4
ComEd Financing II	10	10
ComEd Financing III	6	6

Total investments in affiliates	$9	$20

Receivable from affiliates (noncurrent)
Generation(f)	$1,955	$1,760
ComEd Transitional Funding Trust	15	14
Other	3	—

Total receivable from affiliates (noncurrent)	$1,973	$1,774

Mark-to-market derivative asset with affiliate (noncurrent)
Generation(e)	$121	$—
Payables to affiliates (current)
Generation(b)(g)	$55	$197
Exelon(h)	32	—
BSC(c)	25	10
ComEd Financing II	3	6
ComEd Financing III	—	4
Other	—	2

Total payables to affiliates (current)	$115	$219

Long-term debt to ComEd Transitional Funding Trust and other financing trusts (including due within one year)
ComEd Transitional Funding Trust(d)	$355	$648
ComEd Financing II	155	155
ComEd Financing III	206	206

Total long-term debt due to financing trusts	$716	$1,009

(a)	Starting in 2007, ComEd is delivering electricity to Generation for Generation’s own use at its generation stations. In 2006, ComEd delivered and provided electricity to Generation.
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

(e)	To fulfill a requirement of the Settlement, ComEd entered into a five-year financial swap with Generation. See Note 5 — Regulatory Issues.
(f)

ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to ComEd for payment to ComEd’s customers.

(g)

ComEd is issuing rate relief credits to customers as part of the Settlement Legislation. As of September 30, 2007, ComEd has a $9 million receivable from Generation as Generation is funding a portion of the credits. See Note 5 — Regulatory Issues for additional information.

(h)

ComEd has a payable to Exelon under the Tax Sharing Agreement, which is partially offset by a receivable from Exelon for the allocation of tax benefits. See Note 10 — Income Taxes for additional information.

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues from affiliates
Generation(a)	$2	$2	$7	$6
PETT(b)	2	2	5	6

Total operating revenues from affiliates	$4	$4	$12	$12

Purchased power from affiliate
Generation(c)	$591	$542	$1,569	$1,387
Operating and maintenance from affiliates
BSC(d)	$29	$31	$85	$93
Generation	—	—	1	—
Other	—	—	—	1

Total operating and maintenance from affiliates	$29	$31	$86	$94

Interest expense to affiliates, net
PETT	$33	$44	$109	$138
PECO Trust III	2	2	5	5
PECO Trust IV	1	1	4	4
Other	1	—	2	1

Total interest expense to affiliates, net	$37	$47	$120	$148

Equity in losses of unconsolidated affiliates
PETT	$1	$2	$5	$7
Capitalized costs
BSC(d)	$5	$12	$20	$41
Cash dividends paid to parent	$178	$117	$454	$368
Cash contributions received from parent	$63	$35	$228	$118

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007	December 31, 2006
Receivable from affiliate (current)
Exelon(e)	$29	$—
Investments in affiliates
PETT	$49	$54
PECO Energy Capital Corporation	4	4
PECO Trust IV	6	6

Total investments in affiliates	$59	$64

Receivable from affiliate (noncurrent)
Generation decommissioning(f)	$225	$151
Borrowings from Exelon intercompany money pool(g)	$170	$45
Payables to affiliates (current)
Generation(c)	$120	$153
BSC(d)	16	48
Exelon	—	1
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$140	$203

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$1,832	$2,404
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$2,016	$2,588

Shareholders’ equity — receivable from parent(h)	$862	$1,090

(a)	PECO provides energy to Generation for Generation’s own use primarily at its generation stations.
(b)	PECO receives a monthly service fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
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

(e)	Includes a receivable from Exelon for the allocation of tax benefits. See Note 10 — Income Taxes for additional information.
(f)

PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers.

(g)	PECO participates in Exelon’s intercompany money pool. PECO earns interest on its contributions to the money pool and pays interest on its borrowings from the money pool at a market rate of interest.
(h)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled over the years 2007 through 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Subsequent Events (Exelon, Generation, ComEd and PECO)

Delivery Service Rate Case.    On October 17, 2007, ComEd filed a request with the ICC seeking approval to increase its delivery service rates to reflect its continued substantial investment in delivery service assets since rates were last determined. If approved by the ICC, the total proposed increase of $361.3 million (or approximately $358.9 million adjusted for normal weather) in the annual revenue requirement, which was based on a 2006 test year, would increase an average residential customer bill by approximately 7.7%. ICC proceedings relating to the proposed delivery service rates will occur over a period of up to eleven months. ComEd cannot predict how much of the requested delivery service rate increase the ICC may approve, if any, when any rate increase may go into effect, or whether any approved rate increase that may eventually be approved will be sufficient for ComEd to adequately recover its costs when the increase goes into effect.

Termination Agreement with State Line.    On October 15, 2007, Generation entered into an agreement (Termination Agreement) with State Line Energy, L.L.C. (State Line), an indirect wholly owned subsidiary of Dominion Resources Inc. (Dominion), to terminate the Power Purchase Agreement dated as of April 17, 1996 (as amended, the PPA) between State Line and Generation relating to the State Line generating facility in Hammond, Indiana, under which Generation controls 515 MW of electric energy and capacity from the State Line facility. Generation became a party to the PPA and various other related agreements by assignment from ComEd as of January 1, 2001.

The effectiveness of the Termination Agreement, which FERC approved on October 18, 2007, is subject to a number of conditions, including the receipt of consents of third parties. If the conditions to the effectiveness of the Termination Agreement are satisfied, State Line will make a cash payment, subject to adjustment depending on the effective date of the Termination Agreement, of approximately $233 million in consideration for termination of the PPA, the purchase of coal inventories on hand and in transit and other assets. The impact to Generation’s net income will likely be approximately $130 million in the fourth quarter of 2007.

In connection with the transaction, Generation will assign to Virginia Power Energy Marketing, Inc. (VPEM), a wholly owned subsidiary of Dominion, various contracts relating to the PPA and the operation of the State Line generating facility, including an agreement for purchase of coal, rail car leases, and transportation agreements. Generation will be released from liability under the contracts assigned to VPEM or will be indemnified by VPEM. The obligations of VPEM for indemnity to Generation will be guaranteed by Dominion. In addition, the rights and obligations under PJM’s RPM market associated with the State Line facility will be transferred from Generation to State Line.

The Termination Agreement will terminate if the various conditions to effectiveness are not satisfied by December 31, 2007.

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

See Note 15 of the Combined Notes to Consolidated Financial Statements for segment information.

Exelon’s corporate operations, some of which are performed through its business services subsidiary, Exelon Business Services Company (BSC), provide Exelon’s business segments with a variety of support services at cost. The costs of these services are directly charged or allocated to the applicable business segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.

EXELON CORPORATION

Executive Overview

Financial Results.    Exelon’s net income was $780 million for the three months ended September 30, 2007 as compared to a net loss of $44 million for the three months ended September 30, 2006 and diluted earnings per average common share were $1.15 for the three months ended September 30, 2007 as compared to a loss per average common share of $(0.07) for the three months ended September 30, 2006.

Exelon’s net income was $2,173 million for the nine months ended September 30, 2007 as compared to $1,000 million for the nine months ended September 30, 2006 and diluted earnings per average common share were $3.20 for the nine months ended September 30, 2007 as compared to $1.48 for the nine months ended September 30, 2006.

The increases for both the three and nine-month periods ended September 30, 2007 were primarily due to the following:

•	a $776 million impairment charge in 2006 associated with ComEd’s goodwill;

•	higher average margins on Generation’s wholesale market sales;

•	increased nuclear output at Generation reflecting fewer outage days;

•	decreased nuclear refueling outage costs;

•	increased transmission revenues at ComEd;

•	increased delivery volume, excluding the effects of weather, at ComEd and PECO;

•	increased rates for delivery services at ComEd;

•	favorable weather conditions in the ComEd and PECO service territories;

•	increased earnings associated with investments in synthetic fuel-producing facilities;

•	a charge in 2006 of approximately $55 million associated with the termination of the proposed merger with Public Service Enterprise Group Incorporated (PSEG); and

•	increased costs in 2006 associated with storm damage in the PECO service territory.

The factors driving the overall increase in net income for the three and nine-month periods ended September 30, 2007 were partially offset by the following:

•	decreased energy margins (operating revenues less purchased power expense) at ComEd due to the end of the regulatory transition period and associated transition revenues;

•	the impact of the Illinois settlement described below;

•	increased pension and non-pension post retirement benefits expense;

•	the impact of labor-related inflation;

•	increased costs associated with storm damage in the ComEd service territory;

•	increased depreciation and amortization expense, primarily related to competitive transition charge (CTC) amortization at PECO;

•	a one-time benefit in 2006 of approximately $130 million to recover certain costs by the Illinois Commerce Commission (ICC) rate order; and

•	the impact of favorable tax settlements at PECO in 2006.

In addition to the factors listed above, the results of the nine-month period ended September 30, 2007 were impacted by the following:

•	unrealized mark-to-market losses on contracts not yet settled;

•	increased nuclear decommissioning-related activity; and

•	a favorable PJM Interconnection, LLC (PJM) billing settlement with PPL Electric (PPL).

Financing Activities.    During the nine months ended September 30, 2007, Exelon met its capital resource requirements primarily with internally generated cash as well as funds from external sources, including the capital markets, and through bank borrowings. During 2007, Generation, ComEd and PECO issued $700 million, $725 million and $175 million, respectively, of long-term debt. In addition, during the nine months ended September 30, 2007, ComEd borrowed $185 million under its credit facilities and repaid all outstanding commercial paper.

On August 31, 2007, Exelon’s Board of Directors approved a share repurchase program in connection with Exelon’s value return policy. On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under an accelerated share repurchase arrangement. In September 2007, Exelon received 15.1 million shares in accordance with the accelerated share repurchase agreements, which were recorded as treasury stock, at cost, for $1.17 billion. See Note 12 of the Combined Notes to Consolidated Financial Statements for further information.

Regulatory and Environmental Developments.    The following significant regulatory and environmental developments occurred during 2007. See Notes 5 and 13 of the Combined Notes to Consolidated Financial Statements for further information.

•	Illinois Settlement Legislation — On April 23, 2007, ComEd announced the implementation of a new $64 million rate relief package to be provided to ComEd customers most affected by recent electricity rate increases. ComEd expects that its contributions to the rate relief package will be approximately $44 million in 2007 and $10 million per year during 2008 and 2009.

In July 2007, ComEd, Generation, and other utilities and generators in Illinois reached an agreement (Settlement) with various representatives from the government of the State of Illinois concluding discussions of measures to address concerns about higher electric bills in Illinois since the end of the rate freeze transition period on December 31, 2006 without rate freeze, generation tax or other legislation that would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Legislation reflecting the Settlement (Settlement Legislation) was passed by the Illinois legislature on July 26, 2007 and was signed into law on August 28, 2007 by the Governor of Illinois.

Under the Settlement Legislation, Illinois electric utilities, their affiliates, and generators of electricity in Illinois will make voluntary contributions of approximately $1 billion over a period of four years to programs that will provide rate relief to Illinois electricity customers and partial funding for the Illinois Power Agency (Agency). Generation and ComEd committed to contributing an aggregate of over $800 million to rate relief programs and funding for the Agency. ComEd will continue its $64 million rate relief package announced April 23, 2007. Generation will contribute an aggregate of $747 million, of which $435 million will be available to pay ComEd for rate relief programs for ComEd customers, and $307.5 million will be available for rate relief programs for customers of other Illinois utilities and $4.5 million will be available for partially funding for the Agency. ComEd, Generation, and the Attorney General of the State of Illinois (Illinois Attorney General) also entered into a release and settlement agreement releasing and dismissing with prejudice all litigation, claims and regulatory proceedings and appeals related to the procurement of power, including ICC and Federal Energy Regulatory Commission (FERC) proceedings. In the event that legislation is enacted prior to August 1, 2011 that would freeze or reduce electric rates or impose a generation tax on any party to the Settlement, the Settlement provides for the contributors to the rate relief funds to terminate their funding commitments and recover any undisbursed funds set aside for rate relief.

The Settlement Legislation also established the Agency, which is authorized to design electricity supply portfolio plans for electric utilities and administer a competitive process for utilities to procure the electricity supply resources identified in the supply portfolio plans, all with the oversight of the ICC. Additionally, ComEd and Generation entered into a five-year financial swap contract whereby ComEd will pay fixed prices and Generation will pay a market price for a portion of ComEd’s electricity supply requirement. The financial swap contract became effective upon the enactment of the Settlement Legislation. The Settlement Legislation deems this arrangement prudent and thereby ensuring that ComEd will be entitled to receive full recovery of its costs in its rates.

The Settlement Legislation declared that the 400 kilowatts (kW) and above customer classes of ComEd are competitive. On October 11, 2007, the ICC approved a filing request made by ComEd that declared customer classes with demands of 100 kW or greater but less than 400 kW as competitive, which will become effective on November 11, 2007. Consequently, after the expiration of a transitional period, ComEd will have a provider of last resort (POLR) obligation only for those customers with demand of less than 100 kW.

Other provisions in the Settlement Legislation extend the ability of utilities to engage in divestiture and other restructuring transactions, after only having to make an informational filing at the ICC, and ensure that until at least June 30, 2022, the state will not prohibit an electric utility from maintaining its membership in a FERC-approved regional transmission organization chosen by the utility. Furthermore, the procurement plans implemented by electric utilities require inclusion of cost-effective renewable energy and demand response resources to meet incremental annual program energy and demand savings goals, which generally call for reductions in delivered energy from the prior year for energy efficiency programs and for reductions in peak demand from the prior year for eligible retail customers. All goals are subject to the rate impact criteria set forth in the Settlement Legislation. Utilities will be allowed to pass through any costs from the procurement of renewable resources.

•

Illinois Procurement Case and Related Proceedings — In January 2007, ComEd began procuring electricity under supplier forward contracts with various suppliers, including Generation. The supplier forward contracts resulted from a “reverse-auction” competitive bidding process, which was approved by the ICC on January 24, 2006 and permits recovery by ComEd of its electricity procurement costs from retail customers with no markup. The first auction took place in September 2006. The ICC order approving the auction process is under appeal by various parties; the Illinois Attorney General and other parties to the Settlement moved that the court dismiss the appeals and the appeals were dismissed. Pursuant to the Settlement Legislation, the reverse-auction competitive bidding will no longer be used in the future as a means of procuring power by Illinois utilities.

•

Delivery Service Rate Case — On October 17, 2007, ComEd filed a request with the ICC seeking approval to increase its delivery service rates to reflect its continued substantial investment in delivery service assets since rates were last determined. If approved by the ICC, the total proposed increase of $361.3 million (or approximately $358.9 million adjusted for normal weather) in the annual revenue requirement, which was based on a 2006 test year, would increase an average residential customer bill by approximately 7.7%. ICC proceedings relating to the proposed delivery service rates will take place over a period of up to eleven months. ComEd cannot predict how much of the requested delivery service rate increase the ICC may approve, if any, when any rate increase may go into effect, or whether any rate increase that may eventually be approved will be sufficient for ComEd to adequately recover its costs when the increase goes into effect.

•

Illinois Rate Design Investigation — On March 2, 2007, the ICC voted to initiate investigations into ComEd’s and the Ameren Corporation (Ameren) utilities’ rate designs, particularly for residential and residential space-heating customers. In October 2007, the ICC approved implementation of a revised rate design that will change the allocation of rates among customer groups rather than the overall level of rates. The new rate design will take effect December 1, 2007.

•

Transmission Rate Case — On March 1, 2007, ComEd filed a request with FERC, seeking approval to increase the rate ComEd receives for transmission services. ComEd also requested incentive rate treatment for certain transmission projects. On June 5, 2007, FERC issued an order that conditionally approved ComEd’s proposal to implement a formula-based transmission rate and associated rate increase effective as of May 1, 2007, but subject to refund, hearing procedures and conditions. The FERC order provided that further hearing and settlement procedures be conducted to determine the reasonableness of certain elements of ComEd’s formula-based rate. The order denied ComEd’s request for incentive rate treatment on investment in two transmission projects and the inclusion of construction work in progress in rate base. The order directed ComEd to file a revised formula reflecting these findings within 30 days. The new rate will increase an average residential customer bill by approximately 1% and will result in an annual increase in the transmission revenue requirement of $116 million, although the rate increase is subject to further adjustment and refund depending on the outcome of the settlement and hearing procedures. On September 19, 2007, the settlement judge issued a status report to FERC announcing that the parties had reached an agreement in principle to settle all of the issues set for hearing. On October 5, 2007, ComEd made a filing with FERC seeking approval of the settlement agreement, which is a comprehensive resolution of all issues in the proceeding, other than ComEd’s pending request for rehearing on incentive returns on new investment. The settlement agreement establishes the treatment of costs and revenues in the determination of network service transmission rates and the process for updating the formula rate calculation on an annual basis and results in a first year transmission network service revenue requirement increase of $93 million, or a $24 million reduction from the revenue requirement conditionally approved by FERC on June 5, 2007. FERC must approve the settlement agreement for it to become effective. There is no guarantee that FERC will ultimately approve the settlement agreement or when these proceedings will be completed. Management believes that appropriate reserves have been established for transmission revenues that will be refunded in accordance with the final settlement agreement.

•

PECO AEPS Filing — On March 19, 2007, PECO filed a request with the Pennsylvania Public Utility Commission (PAPUC) for approval to acquire and bank up to 450,000 non-solar Tier I Alternative Energy Credits (equivalent to up to 240 MW of electricity generated by wind) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance under the Alternative Energy Portfolio Standards Act of 2004 (AEPS Act) following the completion of its transition period. On July 16, 2007, the Pennsylvania legislature modified the previously proposed AEPS Act in House Bill (HB) 1203. The modification did not affect PECO’s request for acquiring and banking Alternative Energy Credits or the proposed deferral of related costs. On September 13, 2007, an Administrative Law Judge recommended that the PAPUC approve PECO’s filing in its entirety. Exceptions and Reply Exceptions to the ALJ’s decision were filed in early October 2007. The PAPUC will now review the record and issue a Final Order. There is no certainty that PECO’s filing will be approved by the PAPUC. Furthermore, there is no certainty as to the timing of the Final Order’s issuance.

•

On May 19, 2006, FERC issued a Notice of Proposed Rule Making (NOPR) on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities. The NOPR proposes a set of regulations that would modify the tests that Generation and other market participants must satisfy to be entitled to market-based rates. On June 21, 2007, FERC issued a Final Rule. The Final Rule makes a number of changes in FERC’s market-based rate analysis and requires a market power update filing by Generation, ComEd and PECO prior to December 31, 2007. The actual impacts of this Final Rule could significantly affect Exelon’s and Generation’s results of operations.

Outlook for 2007 and Beyond.

Exelon’s future financial results will be affected by a number of factors, including the following:

•

The Settlement Legislation enacted in August 2007 is expected to provide ComEd with greater stability and certainty that it will be able to procure electricity and pass through the costs of that electricity to its customers with less risk that rate freeze or other harmful legislation will be pursued in the near term. The Settlement Legislation established a new competitive procurement model to be developed by the Agency, by which ComEd will procure its energy supply. ComEd will stabilize a portion of its costs of procurement pursuant to the five-year financial swap arrangement with Generation. ComEd will be allowed to fully recover the costs of procuring energy, including the impacts of the swap contract, in its rates. In the event that legislation is enacted in the Illinois General Assembly prior to August 1, 2011 that freezes or reduces electric rates or imposes a generation tax, the Settlement provides for ComEd and Generation, as contributors to certain rate relief programs, to terminate their funding commitments to such programs and recover any undisbursed funds set aside for rate relief.

•

PECO was subject to electric rate caps on its transmission and distribution rates through December 31, 2006 and is subject to caps on its generation rates through December 31, 2010. PECO’s transmission and distribution rates will continue in effect until PECO files a rate case or there is some other specific regulatory action to adjust the rates. There are no current proceedings to do so. PECO is or will be involved in proceedings involving annual changes in its electric and gas universal service fund cost charges, its electric CTC/intangible transition charge reconciliation mechanism, its purchased gas cost rate, and its every five-year nuclear decommissioning cost adjustment clause mechanism, all of which relate to PECO’s recovery of the applicable costs.

•

Effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings, and in accordance with its 1998 restructuring settlement with the PAPUC, PECO implemented a scheduled electric generation rate increase that will result in approximately $190 million of additional operating revenues in 2007 as compared to 2006 and a corresponding increase in purchased power, in accordance with PECO’s power purchase agreement (PPA) with Generation, with no resulting impact on PECO’s pre-tax operating income. The impact of this rate increase on Exelon and Generation will be an increase in operating revenues and pre-tax operating income of approximately $190 million.

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

•

Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with these commodity price exposures.

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

•

Select northeast and Mid-Atlantic states have developed a model rule, via the Regional Greenhouse Gas Initiative, to regulate carbon emissions from fossil-fired generation in participating states starting in 2009. Federal and/or state legislation to regulate carbon emissions could occur in the future. If such regulation and/or legislation become effective, Exelon may incur costs in further limiting the emissions from certain of its fossil-fuel fired facilities or in procuring emission allowance credits issued by various governing bodies. However, Exelon may benefit from stricter emission standards due to its significant nuclear capacity, which is not anticipated to be affected by the proposed emission standards.

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

•

During 2006, FERC issued its order approving PJM’s settlement proposal related to its Reliability Pricing Model (RPM) to provide for a forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. FERC’s adoption of the settlement proposal has had a favorable impact for owners of generation facilities, particularly for facilities located in constrained zones. The first auction took place in April 2007 and resulted in Generation auctioning capacity at prices ranging from $40.80/megawatt (MW) to $197.67/MW per day for the regions in which Generation has capacity for the period from June 1, 2007 through May 31, 2008. The second auction took place in July 2007 and resulted in Generation auctioning capacity at prices ranging from $111.92/MW to $148.80/MW per day for the regions in which Generation has capacity for the period from June 1, 2008 through May 31, 2009. The third auction took place in October 2007 and resulted in Generation auctioning capacity at prices ranging from $102.04/MW to $191.32/MW per day for the regions in which Generation has capacity for the period from June 1, 2009 through May 31, 2010. Subsequent auctions will be conducted in January 2008 to auction capacity for periods through May 2011.

•

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency (EPA) holding that carbon dioxide and other greenhouse gas (GHG) emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule, and Federal or state legislation.

•

On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in a challenge to the final Phase II rule implementing Section 316(b) of the Clean Water Act. By its action, the court invalidated compliance measures that the utility industry supported because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. The court’s decision has created significant uncertainty about the specific nature, scope and timing of the final compliance requirements. Several industry parties to the litigation sought review by the entire U.S. Court of Appeals for the Second Circuit, which was denied on July 5, 2007. The U.S. Supreme Court granted an application for an extension time filed by the U.S. Solicitor General, and therefore parties to the litigation now have until November 2, 2007 to file a petition seeking review by the U.S. Supreme Court. On July 9, 2007, the EPA formally suspended the Phase II rule due to the uncertainty about the specific compliance requirements created by the Court’s remand of significant provisions of the rule. Until the EPA finalizes the rule on remand (which could take several years), the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures. Due to this uncertainty, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule, or interim state requirements under best professional judgment, have performance standards that require the reduction of cooling water intake flow at the plants consistent with closed loop cooling systems, the impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, financial position and cash flows could be material.

•

On May 10, 2007, after completion of a two-year rule making process, the PAPUC adopted final Default Supplier (Provider of Last Resort) regulations, an accompanying policy statement, and a price mitigation policy statement. The regulations allow for competitive procurement by distribution companies through auctions or Requests for Proposals, with full cost recovery and no retrospective prudence review. According to the policy statement, the PAPUC expects companies to procure power, on a customer-class basis, using contracts of varying expiration dates, and prefers contracts with a duration of one year or less, except for contracts for compliance with the AEPS Act. The PAPUC also expects companies to reconcile costs and adjust rates at least quarterly for most customers, but hourly or monthly for larger energy users. The PAPUC believes this combination will stimulate competition, send market-price signals and avoid price spikes following long periods of fixed, capped rates. The PAPUC also ordered the elimination of (1) declining-block rates, while allowing rates to be phased out if the resulting rate increase is greater than 25%; and (2) demand charges for large customers, while entertaining requests to retain those charges on a case-by-case basis. Default service providers, such as PECO, will be required to make their implementation filings a minimum of 12 months prior to the end of the generation rate cap period, which for PECO, expires December 31, 2010. The final Default Service Regulations adopted by the PAPUC were approved on July 19, 2007 and were effective on September 15, 2007.

•

In Pennsylvania and other states where rate cap transition periods have ended or are approaching expiration, there is growing pressure from state regulators and elected officials to mitigate the potential impact of electricity price increases on retail customers. Such transition periods have ended for six Pennsylvania electric distribution companies and post-transition electricity price increases occurred. Additionally, PECO has disclosed its current expectation for an increase in average post-transition electric rates in 2011. In response to concerns about post-transition rate increases in Pennsylvania, several measures have been either proposed or contemplated by various stakeholders. Certain legislators, for example, have suggested an extension of rate caps. Other measures previously proposed by the Pennsylvania Governor as part of a package of proposed legislation in connection with his Energy Independence Strategy included, among other things: a phase-in of increased generation rates after expiration of rate caps; installation of metering technology to provide time-of-use rates to retail customers; permission for distribution companies to enter into long-term contracts with large industrial customers; creation of a fee on electric consumption that would help fund an $850 million Energy Independence Fund designed to spur the development of a biofuels industry in the state as well as to promote the advancement of energy efficiency and renewable energy initiatives; a requirement for default suppliers such as PECO to procure electricity for their default-service customers, after the end of their electric restructuring period (post-2010 for PECO), through a least-cost portfolio approach, with preferences for conservation and renewable power and permit distribution companies to enter into long-term procurement contracts to enable the construction of new generation. A special session of the Pennsylvania General Assembly was convened on September 17, 2007 to consider, among other things, elements of the Pennsylvania Governor’s proposed energy legislation. As of October 26, 2007, no legislation has been passed that has a material impact on PECO. PECO cannot predict what measures, if any, will be introduced in the state legislature or become law in Pennsylvania, nor the disposition of measures in the Pennsylvania Governor’s proposed energy legislation. However, any legislation that requires PECO to sell electricity, beginning in 2011, at prices that are below PECO’s cost to procure and deliver electricity to customers or other legislation that would freeze rates or extend the rate cap beyond 2010 will have a material adverse effect on Exelon’s and PECO’s results of operations and cash flows.

•

On October 15, 2007, Generation entered into an agreement (Termination Agreement) with State Line Energy, L.L.C. (State Line), an indirect wholly owned subsidiary of Dominion Resources Inc., to terminate the Power Purchase Agreement dated as of April 17, 1996 (as amended, the PPA) between State Line and Generation relating to the State Line generating facility in Hammond, Indiana. Under the PPA, Generation controls 515 MW of electric energy and capacity from the State Line facility. The effectiveness of the Termination Agreement, which FERC approved on October 18, 2007, is subject to a number of conditions, including the receipt of consents of third parties. If the conditions to the effectiveness of the Termination Agreement are satisfied, State Line will make a cash payment, subject to adjustment depending on the effective date of the Termination Agreement, of approximately $233 million in consideration for termination of the PPA and the purchase of coal inventories on hand and in transit and other assets. The impact to Generation’s net income will likely be approximately $130 million in the fourth quarter of 2007. As a result of the Termination Agreement, a negative net income impact to Generation of approximately $30 million to $35 million (after tax) per year is expected beginning in 2008 through the end of the original contract term in 2012.

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

Accounting for tax obligations requires judgments, including estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. The Registrants do not record valuation allowances for deferred tax assets related to capital losses that the Registrants believe will be realized in future periods. While the Registrants believe the resulting tax reserve balances as of September 30, 2007 and December 31, 2006 are appropriately accounted for in accordance with FIN 48, SFAS No. 5, SFAS No. 109 and CON 6 as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to their consolidated financial statements and such adjustments could be material.

New Accounting Pronouncements

See Note 3 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
Exelon Corporation	2007	2006
Operating revenues	$5,032	$4,401	$631
Operating expenses
Purchased power and fuel expense	2,071	1,485	(586)
Operating and maintenance expense	994	1,084	90
Depreciation and amortization	408	400	(8)
Impairment of goodwill	—	776	776
Taxes other than income	208	218	10

Total operating expenses	3,681	3,963	282

Operating income	1,351	438	913

Other income and deductions
Interest expense	(162)	(154)	(8)
Interest expense to affiliates, net	(49)	(64)	15
Equity in earnings (losses) of unconsolidated affiliates and investments	(20)	(13)	(7)
Other, net	118	114	4

Total other income and deductions	(113)	(117)	4

Income from continuing operations before income taxes	1,238	321	917
Income taxes	459	366	(93)

Income (loss) from continuing operations	779	(45)	824
Income from discontinued operations, net of income taxes	1	1	—

Net income (loss)	$780	$(44)	$824

Diluted earnings per share	$1.15	$(0.07)	$1.22

Net Income.    Exelon’s net income for the three months ended September 30, 2007 increased due to a $776 million impairment charge in 2006 associated with ComEd’s goodwill; higher average margins on wholesale market sales; increased nuclear output at Generation reflecting fewer outage days; decreased nuclear refueling outage costs; increased transmission revenues at ComEd; increased delivery volume, excluding the effects of weather, at ComEd and PECO; increased rates for delivery services at ComEd; favorable weather conditions in the ComEd and PECO service territories; a reduction in the nuclear decommissioning asset retirement obligation; increased earnings associated with investments in synthetic fuel-producing facilities; a charge in 2006 of approximately $55 million associated with the termination of the proposed merger with PSEG; and incremental storm costs in 2006 associated with storm damage in the PECO service territory. This increase was partially offset by decreased energy margins at ComEd; the impact of the Settlement; increased pension and non-pension postretirement benefits expense; the impact of labor-related inflation; incremental storm costs associated with storm damage in the ComEd service territory; increased depreciation and amortization expense, primarily related to CTC amortization at PECO; one-time benefits in 2006 of approximately $130 million to recover certain costs by the ICC July 2006 rate order; and the impact of favorable tax settlements at PECO in 2006.

Operating Revenues.    Operating revenues increased due to an increase in wholesale and retail electric sales at Generation resulting from higher volumes of generation sold to the market at higher prices as a result of the expiration of the ComEd PPA in 2006; the impact of rate changes and mix at ComEd due to the end of the rate freeze and the implementation of market-based rates for electricity; increased transmission revenues at ComEd resulting from the 2007 transmission rate case; higher delivery volumes, excluding the effects of weather at ComEd and PECO; increased rates for delivery services at ComEd; favorable weather conditions in the ComEd and PECO service territories; and scheduled electric generation rate increases at PECO. This increase was partially offset by the impact of customer choice at ComEd; the impact of the Settlement; and the expiration of certain wholesale contracts at ComEd. See further analysis and discussion of operating revenues by segment below.

Purchased Power and Fuel Expense.    Purchased power and fuel expense increased due to higher electricity prices at ComEd. In 2007, as a result of the ICC approved reverse-auction process, ComEd began procuring electricity, including ancillary services, under its supplier forward contracts from PJM-administered wholesale electricity markets. This increase was partially offset by lower volumes of power purchased in the market; the impact of customer choice at ComEd; and the expiration of certain wholesale contracts at ComEd. Purchased power represented 23% of Generation’s total supply for the three months ended September 30, 2007 compared to 25% for the three months ended September 30, 2006. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.    Operating and maintenance expense decreased primarily due to a decrease in nuclear refueling outage costs; a reduction in Generation’s nuclear decommissioning obligation in excess of the asset cost balance for the AmerGen units; incremental storm costs in 2006 associated with storm damage in the PECO service territory; and a charge recorded in 2006 of approximately $55 million for the write-off of capitalized costs associated with the now terminated proposed merger with PSEG. These decreases were partially offset by increased pension and non-pension postretirement benefits expense; the impact of labor-related inflation; incremental storm costs associated with storm damage in the ComEd service territory; and one-time benefits of $43 million recorded at ComEd in 2006 as a result of the 2006 ICC rate order. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased primarily due to additional CTC amortization at PECO. This increase was partially offset by lower amortization related to investments in synthetic fuel-producing facilities.

Impairment at ComEd.    During the third quarter of 2006, ComEd recorded a $776 million impairment charge associated with ComEd’s goodwill.

Taxes Other Than Income.    Taxes other than income decreased primarily due to a reduction in the reserve related to the Pennsylvania Public Utility Tax Act of March 4, 1971, as amended (PURTA) tax appeal at PECO. The decrease was partially offset by an increase in taxes on utility revenues at PECO.

Other Income and Deductions.    The change in other income and deductions reflects one-time benefits of $87 million recorded by ComEd in 2006 as a result of the 2006 ICC rate order and earnings associated with investments in synthetic fuel-producing facilities.

Effective Income Tax Rate.    The effective income tax rate from continuing operations was 37.1% for the three months ended September 30, 2007 compared to 114.0% for the three months ended September 30, 2006. The decrease in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill, partially offset by a decrease in credits related to the synthetic fuel-producing facilities as a result of an increase in oil prices in the third quarter of 2007. The non-deductible goodwill impairment charge decreased income before income taxes which increased the effective tax rate from continuing operations by 80.6% for the three months ended September 30, 2006.

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

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the three months ended September 30, 2007 compared to the same period in 2006 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Generation	$549	$393	$156
ComEd	65	(506)	571
PECO	168	134	34
Other(a)	(3)	(66)	63

Total	$779	$(45)	$824

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities, BSC and intersegment eliminations.

Net Income (Loss) by Business Segment

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Generation	$548	$394	$154
ComEd	65	(506)	571
PECO	168	134	34
Other(a)	(1)	(66)	65

Total	$780	$(44)	$824

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities, BSC and intersegment eliminations.

Results of Operations — Generation

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Operating revenues	$2,837	$2,635	$202
Operating expenses
Purchased power and fuel	1,275	1,273	(2)
Operating and maintenance	544	574	30
Depreciation and amortization	66	71	5
Taxes other than income	47	49	2

Total operating expenses	1,932	1,967	35

Operating income	905	668	237

Other income and deductions
Interest expense	(35)	(38)	3
Equity in earnings (losses) of investments	—	(5)	5
Other, net	15	12	3

Total other income and deductions	(20)	(31)	11

Income from continuing operations before income taxes	885	637	248
Income taxes	336	244	(92)

Income from continuing operations	549	393	156
Income (loss) from discontinued operations, net of income taxes	(1)	1	(2)

Net income	$548	$394	$154

Net Income.    Generation’s net income in the third quarter of 2007 increased compared with the same quarter last year primarily due to higher revenue, net of purchased power and fuel expense and decreased operating and maintenance expense, primarily associated with lower nuclear decommissioning-related activities and lower nuclear refueling costs and partially offset by increased wage-related inflation. Generation’s revenue, net of purchased power and fuel expense, increased due to higher average margins primarily due to the end of the below-market price PPA with ComEd at the end of 2006 and the contractual increase in the prices associated with Generation’s PPA with PECO, partially offset by amounts incurred in conjunction with the Settlement.

Operating Revenues.    For the three months ended September 30, 2007 and 2006, Generation’s sales were as follows:

	Three Months Ended September 30,
Revenue	2007	2006	Variance	% Change
Electric sales to affiliates	$1,019	$1,429	$(410)	(28.7)%
Wholesale and retail electric sales	1,854	1,034	820	79.3%

Total electric sales revenue	2,873	2,463	410	16.6%
Retail gas sales	63	65	(2)	(3.1)%
Trading portfolio	11	10	1	n.m.
Other operating revenue(a)	(110)	97	(207)	(213.4)%

Total operating revenue	$2,837	$2,635	$202	7.7%

(a)

Includes amounts incurred for the Settlement, revenues relating to fossil fuel sales, operating service agreements, and decommissioning revenue from PECO during 2007. Includes tolling agreements, revenues relating to fossil fuel sales, operating service agreements and decommissioning revenue from ComEd and PECO during 2006.

n.m.	Not meaningful.

	Three Months Ended September 30,		Variance	% Change
Sales (in gigawatt hours (GWhs) (a))	2007	2006
Electric sales to affiliates	18,003	33,927	(15,924)	(46.9)%
Wholesale and retail electric sales	33,109	19,075	14,034	73.6%

Total electric sales	51,112	53,002	(1,890)	(3.6)%

(a)	One Gwh is the equivalent of one million kilowatt hours (kWhs)

Trading volumes of 5,667 GWhs and 8,909 GWhs for the three months ended September 30, 2007 and 2006, respectively, are not included in the table above.

Electric sales to affiliates.    Revenue from sales to affiliates decreased $410 million for the three months ended September 30, 2007, as compared to the same period in 2006. The decrease was primarily due to a $626 million decrease from lower electric sales volume, partially offset by higher prices resulting in a $216 million increase in revenues.

In the ComEd territories, lower volumes resulted in a $627 million decrease in revenues, partially offset by a $167 million increase in revenues due to higher prices. Generation’s PPA with ComEd expired December 31, 2006. As a result of the expiration of the PPA and the results of the auctions, beginning in 2007, Generation is selling less power to ComEd, but at higher prices.

In the PECO territories, higher prices resulted in increased revenues of $49 million due to a scheduled electric generation rate increase that took effect January 1, 2007. Additionally, volumes increased resulting in increased revenues of $1 million.

Wholesale and retail electric sales.    The increase in Generation’s wholesale and retail electric sales for the three months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
Volume	$773
Price	47

Increase in wholesale and retail electric sales	$820

The increase in wholesale and electric retail sales was the result of higher volumes of generation sold to the market at higher prices as a result of the expiration of the ComEd PPA in 2006.

Retail gas sales.    Retail gas sales decreased $2 million for the three months ended September 30, 2007 as compared to the same period in 2006, of which $1 million was due to lower realized prices and $1 million was due to lower volumes as a result of lower demand.

Other revenue.    The decrease in other revenues for the three months ended September 30, 2007 compared to the same period in 2006 was due to a $122 million decrease for amounts recorded related to the Settlement, a $19 million decrease related to the termination of decommissioning collections from ComEd in accordance with the terms and conditions of an ICC order which only permitted such collections through December 31, 2006 and a $7 million decrease due to lower fossil fuel sales and lower revenues from operating service agreements. There was also a decrease of $51 million due to the cessation of a tolling agreement. Additionally, an $8 million decrease in other revenues was attributable to the sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) on February 9, 2007 and the resulting absence of revenue thereafter.

Purchased Power and Fuel Expense.    Generation’s supply sources are summarized below:

	Three Months Ended September 30,		Variance	% Change
Supply Source (in GWhs)	2007	2006
Nuclear generation(a)	36,356	35,867	489	1.4%
Purchases — economic hedge portfolio	11,689	13,341	(1,652)	(12.4)%
Fossil and hydroelectric generation	3,067	3,794	(727)	(19.2)%

Total supply	51,112	53,002	(1,890)	(3.6)%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the three months ended September 30, 2007 compared to the same period in 2006. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with accounting principles generally accepted in the United States of America (GAAP). However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

	Price	Volume	Increase (Decrease)
Purchased power costs	$68	$(144)	$(76)
Generation cost	(8)	(2)	(10)
Fuel resale cost	(1)	(2)	(3)
Mark-to-market	n.m.	n.m.	91

Decrease in purchased power and fuel expense			$2

n.m.	Not meaningful

Purchased Power Cost.    Purchased power cost includes all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation had lower purchased power volumes primarily due to lower purchased power volumes needed to supply ComEd due to the expiration of the PPA at December 31, 2006. Additionally, Generation incurred overall higher prices for purchased power. See Note 13 of the Combined Notes to Consolidated Financial Statements.

Generation Cost.    Generation cost includes fuel cost for internally generated energy. Generation experienced overall lower generation costs for the three months ended September 30, 2007 as compared to the same period in 2006 due to decreased prices, totaling $8 million, related to fossil and hydroelectric generation. The decreased volumes of $2 million were primarily due to lower fossil and hydroelectric generation.

Fuel Resale Cost.    Fuel resale cost includes retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the three months ended September 30, 2007 as compared to quarter ended 2006 consisted of overall higher prices resulting in a decrease of $1 million. Demand was lower resulting in a volume decrease of $2 million.

Mark-to-market.    Mark-to-market gains on power hedging activities were $32 million for the three months ended September 30, 2007 compared to losses of $53 million for the same period in 2006. Mark-to-market losses on fuel hedging activities were $32 million for the three months ended September 30, 2007 compared to losses of $38 million for the same period in 2006.

The following table presents average electric revenues, supply costs and margins per megawatt hours (MWh) of electricity sold during the three months ended September 30, 2007, as compared with the same period in 2006. As demonstrated in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

	Three Months Ended September 30,		% Change
($/MWh)	2007	2006
Average electric revenue
Electric sales to affiliates	$56.59	$42.12	34.4%
Wholesale and retail electric sales	56.00	54.21	3.3%
Total — excluding the trading portfolio	56.21	46.47	21.0%
Average electric supply cost (a) — excluding the proprietary trading portfolio	23.62	22.66	4.2%
Average margin — excluding the proprietary trading portfolio	32.59	23.81	36.9%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

The following table presents nuclear fleet operating data for the three months ended September 30, 2007, as compared with the same period in 2006. As demonstrated in the table, nuclear fleet capacity factor is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet production between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended September 30,
	2007	2006
Nuclear fleet capacity factor(a)	97.0%	95.8%
Nuclear fleet production cost per MWh(a)	$13.01	$12.79

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor increased primarily due to fewer planned refueling outage days during the three months ended September 30, 2007 compared to the same period in 2006. This decrease in planned refueling outage days was partially offset by an increase in non-refueling outage days. For the three months ended September 30, 2007 and 2006, refueling outage days totaled 9 and 35, respectively, while non-refueling outage days totaled 13 and 4, respectively. The higher number of net MWh’s generated and lower costs due to fewer planned refueling outage days was offset by higher costs associated with labor-related inflation and pension and benefit costs, nuclear fuel, NRC reactor fees, and security costs, resulting in a higher production cost per MWh for the three months ended September 30, 2007 as compared to the same period in 2006.

Operating and Maintenance Expense.    The decrease in operating and maintenance expense for the three months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
Decommissioning-related activities	$(26)
Nuclear refueling outage costs	(25)
Pension, payroll and benefit costs	23
Other	(2)

Decrease in operating and maintenance expense	$(30)

•

The $26 million decrease in the nuclear decommissioning-related activities was primarily associated with the recognition of a credit totaling $29 million, which represented the reduction in the asset retirement obligation in excess of the asset retirement cost balance for the AmerGen units, partially offset by other decommission-related activity.

•	The $25 million decrease in nuclear fueling outage costs was associated with fewer planned refueling outage days during the three months ended September 30, 2007 as compared to the same period 2006.

•	The $23 million increase in pension, payroll and benefit costs reflected the impact of inflation as well as an increase in various direct and allocated fringe costs.

Depreciation and Amortization.    The decrease in depreciation and amortization expense for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the reassessment of the useful lives, for accounting purposes, of several fossil facilities.

Interest Expense.    The decrease in net interest expense for the three months ended September 30, 2007 as compared to the same period in 2006 was primarily attributable to a decline in the amount of commercial paper that was outstanding during the three months ended September 30, 2007 as compared to the same period in 2006.

Other, Net.    The increase in other, net reflects higher income and gains on nuclear decommissioning trust fund investments, net of other than temporary impairments recognized in the third quarter of 2007 as compared to the same period in 2006.

Effective Income Tax Rate.    The effective tax rate was 38.0% for the three months ended September 30, 2007 compared to 38.3% for the three months ended September 30, 2006. The decrease in the effective tax rate was primarily due to an increase in the domestic manufacturing deduction in 2007.

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

For the three months ended September 30, 2007, Generation’s Consolidated Statement of Income and Comprehensive Income included a $1 million (after tax) loss on disposal of discontinued operations. For the three months ended September 30, 2006, Generation’s Consolidated Statement of Income and Comprehensive Income included a $1 million (after tax) gain on disposal of discontinued operations. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations — ComEd

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Operating revenues	$1,758	$1,840	$(82)
Purchased power	1,100	994	(106)

Revenue net of purchased power	658	846	(188)

Other operating expenses
Operating and maintenance	268	210	(58)
Impairment of goodwill	—	776	776
Depreciation and amortization	110	115	5
Taxes other than income	87	83	(4)

Total other operating expenses	465	1,184	719

Operating income (loss)	193	(338)	531

Other income and deductions
Interest expense, net	(90)	(78)	(12)
Equity in losses of unconsolidated affiliates	(2)	(2)	—
Other, net	4	89	(85)

Total other income and deductions	(88)	9	(97)

Income (loss) before income taxes	105	(329)	434
Income taxes	40	177	137

Net income (loss)	$65	$(506)	$571

Net Income.    As more fully described below, ComEd’s net income (loss) for the three months ended September 30, 2007 compared to the same period in 2006 reflected a goodwill impairment charge in 2006 partially offset by lower operating revenues, higher purchased power expense, higher operating and maintenance expense, higher interest expense and the impacts of the 2006 benefits associated with reversing previously incurred expenses as a result of the July 2006 ICC rate order. Since January 2007, a substantial portion of ComEd’s revenues represents the recovery of its costs of procuring energy, which costs it is allowed to pass-along to its customers without mark-up. In addition, CTC revenues ceased as of January 1, 2007. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd filed a new delivery service rate case with the ICC in October of 2007 based on a 2006 test year and also filed a transmission rate case with FERC during the first quarter 2007. On June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate and associated rate increase effective May 1, 2007, subject to refund. On October 5, 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached among ComEd, FERC Trial Staff and the active intervenors in the proceeding. The requested rate increases were filed to reduce the regulatory lag related to recovery of ComEd’s costs and returns on its investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion. In 2007, ComEd incurred increased costs associated with transitioning from the rate freeze period including implementing the rate relief programs.

Operating Revenues and Purchased Power Expense.    ComEd evaluates its operating performance using the measure of revenue net of purchased power. ComEd believes revenue net of purchased power is a useful measurement of its performance because it provides information that can be used to evaluate its operational performance. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the revenue net of purchased power figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power for the three months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power
Rate changes and mix	$262	$396	$(134)
Customer choice	(358)	(267)	(91)
Rate Relief Program	(5)	—	(5)
Transmission	31	(11)	42
Delivery volume	7	—	7
Weather	14	8	6
Other	(33)	(20)	(13)

Total increase (decrease)	$(82)	$106	$(188)

Rate changes and mix

Revenue.    The increase in revenue related to rate changes and mix primarily reflects the end of the rate freeze and the implementation of market-based rates for electricity and the impact of the distribution rate increase. In 2006, most customers were charged a bundled rate that included distribution, transmission and the cost of electricity. Additionally, under Illinois law, no CTCs are permitted to be collected after 2006. As of January 2007, ComEd began billing customers on an unbundled basis, which includes separate charges for distribution, transmission and electricity. Given the relatively small increase approved by the ICC in the annual distribution rates of $83 million, the majority of the change in year over year pricing was driven by the inclusion of market-based electricity rates. The market-based electricity rates were determined through the reverse-auction competitive bidding process. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information. Additionally, starting in 2007, ComEd is recovering former manufactured gas plant remediation costs from customers.

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

Customer choice

Revenue.    All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. As of September 30, 2007, two competitive electric generation suppliers had been granted approval to serve residential customers in the ComEd service territory. However, they are not currently supplying electricity to any residential customers.

As a result of ComEd’s higher electricity rates, more non-residential customers have elected to have a competitive electric generation supplier provide their electricity. For the three months ended September 30, 2007 and 2006, 47% and 25%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers or the ComEd power purchase option (PPO). Most of the customers previously receiving electricity under the PPO are now electing either to buy their electricity from a competitive electric generation supplier or from ComEd under tariff rates.

	Three Months Ended September 30,
	2007	2006
Retail customers purchasing electricity from a competitive electric generation supplier or the ComEd PPO:
Number of customers at period end	43,000	12,900
Percentage of total retail customers	1%	(	a)
Volume (GWhs)	12,360	6,500
Percentage of total retail deliveries	47%	25%

(a)	Less than one percent.

Purchased Power.    The decrease in purchased power expense from customer choice was primarily due to more ComEd non-residential customers electing to purchase electricity from a competitive electric generation supplier.

Rate Relief Program

Revenue.    As part of its program for customer rate relief, ComEd is funding a portion of the credits issued to customers. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the Rate Relief Programs.

Transmission

Revenue.    In 2007, ComEd experienced increased revenue from the provision of transmission services resulting from increased peak and kWh load within the ComEd service territory. Additionally on June 5, 2007, FERC issued an order in ComEd’s transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate and associated rate increase effective May 1, 2007, subject to refund. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the Transmission Rate Case.

Purchased Power.    Effective December 1, 2004, PJM became obligated to pay Seams Elimination Charge / Cost Adjustment / Assignment (SECA) collections to ComEd and ComEd became obligated to pay SECA charges. These charges were being collected subject to refund as they are being disputed. ComEd recorded SECA collections and payments on a net basis through purchased power expense. SECA charges expired on March 31, 2006. In September 2007, based on FERC approval of certain settlements, ComEd reduced its reserve for possible SECA refunds to reflect management’s best estimate of the remaining amounts that will ultimately be required to be refunded. The reserve existing at September 30, 2007 continues to represent management’s best estimate. Management of ComEd believes that the appropriate reserve has been established in the event that some portion of SECA collections are required to be refunded. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the SECA rates.

Delivery volume

Revenue.    The increase in revenues for the provision of distribution services primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers.

Weather

Revenue.    Revenues were higher due to favorable weather conditions for the three months ended September 30, 2007 compared to the same period in 2006. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. In ComEd’s service territory, cooling degree days were 5% higher during the three months ended September 30, 2007 compared to the same period in 2006.

Purchased Power.    The increase in purchased power expense attributable to weather was due to higher demand resulting from favorable weather conditions in the ComEd service territory relative to the prior year.

Other

Revenue — Wholesale Contracts.    ComEd’s revenues decreased $33 million as a result of certain wholesale contracts expiring in May 2007.

Purchased Power — Wholesale Contracts.    ComEd’s purchased power decreased $26 million as a result of certain wholesale contracts expiring in May 2007.

Operating and Maintenance Expense.    The changes in operating and maintenance expense for the three months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
ICC rate order(a)	$43
Incremental storm-related costs	22
Wages and salaries	7
Fringe benefits(b)	4
Severance-related expenses	(8)
Allowance for uncollectible accounts expense(c)	(4)
Post rate freeze period transition expenses(d)	(3)
Other	(3)

Increase in operating and maintenance expense	$58

(a)	As a result of the July 2006 ICC rate order, ComEd recorded one-time benefits associated with reversing previously incurred expenses including MGP costs, procurement case and rate case costs.
(b)	Reflects increases in various fringe benefits primarily due to increased pension and other postretirement benefits costs.
(c)

The allowance for uncollectible accounts expense decreased in the third quarter of 2007 due to the impact of the customer rate relief credits and lower revenues. See Note 5 of the Combines Notes to the Consolidated Financial Statements for more information on rate relief credits.

(d)

Includes advertising costs, costs associated with the Rate Relief and Customers’ Affordable Reliable Energy (CARE) programs, costs associated with implementing ComEd’s Rate Stabilization plan and other costs associated with transitioning to the post rate freeze period. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information.

Impairment of Goodwill.    During the third quarter of 2006, ComEd completed a required interim assessment of goodwill for impairment purposes to reflect the adverse effects of the ICC’s July 2006 rate order. The assessment indicated that ComEd’s goodwill was impaired and a charge of $776 million was recorded.

Depreciation and Amortization Expense.    The decrease in depreciation and amortization expense for the three months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
Amortization of regulatory assets	$(10)
Depreciation expense associated with higher plant balances	3
Other	2

Decrease in depreciation and amortization expense	$(5)

In 2006, ComEd’s amortization reflected the amortization of the regulatory asset for recoverable transition costs, while in 2007, ComEd’s amortization reflects the initial amortization of the various regulatory assets authorized by the ICC in its 2006 orders.

Taxes Other Than Income.    Taxes other than income increased for the three months ended September 30, 2007 compared to the same period in 2006 as a result of an increase in real estate and property taxes.

Interest Expense, Net.    The increase in interest expense, net for the three months ended September 30, 2007 compared to the same period in 2006 primarily resulted from higher debt balances and higher interest rates. Also in 2007, ComEd’s interest expense, net reflected $3 million of the initial amortization of the regulatory asset related to the early debt retirement costs authorized by the ICC in 2006.

Other, Net.    Other, net decreased for the three months ended September 30, 2007 compared to the same period in 2006. The changes consisted of the following:

Increase (Decrease)
ICC rate order (a)	$(87)
Other	2

Decrease in other, net	$(85)

(a)	As a result of the July 2006 ICC rate order, ComEd recorded one-time benefits associated with reversing previously incurred expenses to retire debt early.

Effective Income Tax Rate.    The effective income tax rate was 38.1% for the three months ended September 30, 2007 compared to (53.8)% for the three months ended September 30, 2006. The increase in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill. The non-deductible goodwill impairment charge decreased income (loss) before income taxes which decreased the effective tax rate from continuing operations by (93.4%) for the three months ended September 30, 2006.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended September 30,
Retail Deliveries (in GWhs)	2007	2006	Variance	% Change
Full service(a)
Residential	8,997	8,656	341	3.9%
Small commercial & industrial	4,330	6,917	(2,587)	(37.4)%
Large commercial & industrial	351	3,032	(2,681)	(88.4)%
Public authorities & electric railroads	167	577	(410)	(71.1)%

Total full service	13,845	19,182	(5,337)	(27.8)%

PPO
Small commercial & industrial	—	144	(144)	(100.0)%
Large commercial & industrial	—	55	(55)	(100.0)%

	—	199	(199)	(100.0)%

Delivery only(b)
Small commercial & industrial	4,927	1,748	3,179	181.9%
Large commercial & industrial	7,307	4,553	2,754	60.5%
Public authorities & electric railroads	126	—	126	n.m.

	12,360	6,301	6,059	96.2%

Total PPO and delivery only	12,360	6,500	5,860	90.2%

Total retail deliveries	26,205	25,682	523	2.0%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.
n.m.	Not meaningful.

	Three Months Ended September 30,
Electric Revenue	2007	2006	Variance	% Change
Full service(a)
Residential	$987	$802	$185	23.1%
Small commercial & industrial	438	584	(146)	(25.0)%
Large commercial & industrial	29	181	(152)	(84.0)%
Public authorities & electric railroads	15	36	(21)	(58.3)%

Total full service	1,469	1,603	(134)	(8.4)%

PPO(b)
Small commercial & industrial	—	15	(15)	(100.0)%
Large commercial & industrial	—	5	(5)	(100.0)%

	—	20	(20)	(100.0)%

Delivery only(c)
Small commercial & industrial	74	28	46	164.3%
Large commercial & industrial	75	48	27	56.3%
Public authorities & electric railroads	1	—	1	n.m.

	150	76	74	97.4%

Total PPO and delivery only	150	96	54	56.3%

Total electric retail revenues	1,619	1,699	(80)	(4.7)%
Other revenue(d)	139	141	(2)	(1.4)%

Total operating revenues	$1,758	$1,840	$(82)	(4.5)%

(a)	Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.

(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC through December 31, 2006.
(c)

Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC through December 31, 2006.

(d)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities, other wholesale energy sales, and economic hedge derivative contracts.
n.m.	Not meaningful.

Results of Operations — PECO

	Three Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Operating revenues	$1,459	$1,379	$80
Purchased power and fuel	720	666	(54)

Revenue net of purchased power and fuel	739	713	26

Other operating expenses
Operating and maintenance	152	191	39
Depreciation and amortization	221	204	(17)
Taxes other than income	70	81	11

Total other operating expenses	443	476	33

Operating income	296	237	59

Other income and deductions
Interest expense, net	(61)	(66)	5
Equity in losses of unconsolidated affiliates	(1)	(2)	1
Other, net	25	11	14

Total other income and deductions	(37)	(57)	20

Income before income taxes	259	180	79
Income taxes	91	46	(45)

Net income	168	134	34
Preferred stock dividends	1	1	—

Net income on common stock	$167	$133	$34

Net Income.    PECO’s net income for the three months ended September 30, 2007 compared to the same period in 2006 increased primarily due to higher operating revenues net of purchased power and fuel expense, which reflected increased usage across all customer classes for electric, as well as lower operating expenses primarily driven by lower storm costs and the recognition of income resulting from a determination that a portion of the liability related to previously contested assessments under PURTA was no longer necessary. Partially offsetting these factors was higher CTC amortization, which was in accordance with PECO’s 1998 restructuring settlement with the PAPUC, which was mandated by the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act).

Electric and Gas Operating Revenues, Purchased Power and Fuel Expense.    PECO evaluates its operating performance using the measures of revenue net of purchased power for electric and revenue net of fuel expense for gas. PECO believes revenue net of purchased power and revenue net of fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the revenue net of purchased power and fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the three months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Volume	$25	$10	$15	$(1)	$—	$(1)	$24	$10	$14
Other rate changes and mix	(8)	(13)	5	—	(2)	2	(8)	(15)	7
Weather	4	3	1	—	1	(1)	4	4	—
Rate increases (decreases)	51	51	—	(2)	(2)	—	49	49	—
Customer choice	2	2	—	—	—	—	2	2	—
Other	8	6	2	1	(2)	3	9	4	5

Total increase (decrease)	$82	$59	$23	$(2)	$(5)	$3	$80	$54	$26

Volume

Revenues.    The increase in electric revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes.

Purchased Power and Fuel Expense.    The increase in purchased power as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes.

Other rate changes and mix

Revenues.    The decrease in electric revenues attributable to other rate changes and mix reflected the effects of rate blocking, whereby certain customer charges per unit of energy are reduced when customer usage exceeds a certain threshold.

Purchased Power and Fuel Expense.    The decrease in purchased power reflected additional transmission loss surplus credits that resulted from the implementation of the RPM at PJM.

Weather

Revenues.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Electric revenues were slightly higher due to favorable weather conditions in PECO’s service territory, where cooling degree days were 4% higher during the three months ended September 30, 2007 compared to the same period in 2006.

Purchased Power and Fuel Expense.    The increase in purchased power attributable to weather was due to higher demand as a result of favorable weather conditions in the PECO service territory relative to the prior year.

Rate increases (decreases)

Revenues.    The increase in electric revenues attributable to electric rate increases reflected a scheduled electric generation rate increase effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings, which represented the last scheduled rate increase through 2010 under

PECO’s 1998 restructuring settlement. This rate increase did not affect operating income as PECO incurred corresponding and offsetting purchased power expense under its PPA with Generation. The decrease in gas revenues was due to net decreases in rates through PAPUC-approved quarterly changes to the purchased gas adjustment clause. The average purchased gas cost rate per million cubic feet in effect for the three months ended September 30, 2007 was 5% lower than the average rate for the same period in 2006.

Purchased Power and Fuel Expense.    The increase in purchased power expense attributable to electric rate increases reflected the scheduled generation rate increase under the PPA with Generation. The decrease in fuel expense reflected lower gas prices.

Customer choice

Revenues and Purchased Power.    For the three months ended September 30, 2007 and 2006, 2% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers.

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

	Three Months Ended September 30,
	2007	2006
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	30,100	36,700
Percentage of total retail customers	2%	2%
Volume (GWhs)	173	204
Percentage of total retail deliveries	2%	2%

The increase in electric retail revenue and expense associated with customer choice reflected customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other revenues and expenses

Revenues.    The increase in electric revenues was primarily due to increased late payment fees.

Purchased Power and Fuel.    The increase in purchased power was due to various factors, none of which was individually material.

Operating and Maintenance Expense.    The decrease in operating and maintenance expense for the three months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
Incremental storm-related costs(a)	$(36)
Severance-related expenses	(3)
Contracting	(3)
Fringe benefits	3

Decrease in operating and maintenance expense	$(39)

(a)	Reflects higher 2006 storm costs primarily associated with a storm in the third quarter of 2006.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to an increase in CTC amortization of $21 million. PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.

Taxes Other Than Income.    The decrease in taxes other than income for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to a reduction in the reserve related to the PURTA tax appeal, partially offset by an increase in taxes on utility revenues. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding PURTA activity.

Interest Expense, Net.    The decrease in interest expense, net for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to scheduled payments on lower long-term debt balances owed to PECO Energy Transition Trust (PETT), partially offset by an increase in interest expense associated with a higher amount of outstanding First and Refunding Mortgage Bonds.

Other, Net.    The increase in other, net for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to interest income associated with a reduction in the reserve related to the PURTA tax appeal and the adoption of FIN 48, partially offset by the impact of a 2006 investment tax credit refund. See Note 14 of the Combined Notes to Consolidated Financial Statements for further details of the components of other, net. See Notes 3 and 10 of the Combined Notes to Consolidated Financial Statements for additional information regarding the adoption of FIN 48. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding PURTA activity and the investment tax credit refund.

Effective Income Tax Rate.    The effective income tax rate was 35.1% for the three months ended September 30, 2007 compared to 25.6% for the three months ended September 30, 2006. The increase in the effective tax rate was primarily due to an investment tax credit refund received in the third quarter of 2006. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding the investment tax credit refund.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months Ended September 30,		Variance	% Change
Retail Deliveries (in GWhs)	2007	2006
Full service(a)
Residential	3,889	3,787	102	2.7%
Small commercial & industrial	2,255	2,146	109	5.1%
Large commercial & industrial	4,484	4,455	29	0.7%
Public authorities & electric railroads	249	217	32	14.7%

Total full service	10,877	10,605	272	2.6%

Delivery only(b)
Residential	12	17	(5)	(29.4)%
Small commercial & industrial	158	183	(25)	(13.7)%
Large commercial & industrial	3	4	(1)	(25.0)%

Total delivery only	173	204	(31)	(15.2)%

Total retail deliveries	11,050	10,809	241	2.2%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

	Three Months Ended September 30,		Variance	% Change
Electric Revenue	2007	2006
Full service(a)
Residential	$611	$570	$41	7.2%
Small commercial & industrial	299	276	23	8.3%
Large commercial & industrial	373	363	10	2.8%
Public authorities & electric railroads	23	21	2	9.5%

Total full service	1,306	1,230	76	6.2%

Delivery only(b)
Residential	1	1	—	0.0%
Small commercial & industrial	9	11	(2)	(18.2)%
Large commercial & industrial	—	—	—	0.0%

Total delivery only	10	12	(2)	(16.7)%

Total electric retail revenues	1,316	1,242	74	6.0%

Other revenue(c)	76	68	8	11.8%

Total electric and other revenue	$1,392	$1,310	$82	6.3%

(a)

Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity, the cost of transmission and distribution of the electricity and a CTC.

(b)

Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC.

(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Three Months Ended September 30,		Variance	% Change
Deliveries to customers (in million cubic feet (mmcf))	2007	2006
Retail sales	3,845	3,950	(105)	(2.7)%
Transportation	7,393	6,184	1,209	19.6%

Total	11,238	10,134	1,104	10.9%

	Three Months Ended September 30,		Variance	% Change
Revenue	2007	2006
Retail sales	$60	$64	$(4)	(6.3)%
Transportation	5	4	1	25.0%
Resales and other	2	1	1	100.0%

Total gas revenue	$67	$69	$(2)	(2.9)%

Results of Operations — Exelon Corporation

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
Exelon Corporation	2007	2006
Operating revenues	$14,362	$11,960	$2,402
Operating expenses
Purchased power and fuel expense	5,726	4,020	(1,706)
Operating and maintenance expense	3,114	2,989	(125)
Depreciation and amortization	1,146	1,135	(11)
Impairment of goodwill	—	776	776
Taxes other than income	603	582	(21)

Total operating expenses	10,589	9,502	(1,087)

Operating income	3,773	2,458	1,315

Other income and deductions
Interest expense	(480)	(460)	(20)
Interest expense to affiliates, net	(158)	(203)	45
Equity in (losses) of unconsolidated affiliates and investments	(89)	(74)	(15)
Other, net	224	205	19

Total other income and deductions	(503)	(532)	29

Income from continuing operations before income taxes	3,270	1,926	1,344
Income taxes	1,107	929	(178)

Income from continuing operations	2,163	997	1166
Income from discontinued operations, net of income taxes	10	3	7

Net income	$2,173	$1,000	$1,173

Diluted earnings per share	$3.20	$1.48	$1.72

Net Income.    Exelon’s net income for the nine months ended September 30, 2007 increased due to a $776 million impairment charge in 2006 associated with ComEd’s goodwill; higher average margins on wholesale market sales; increased nuclear output at Generation reflecting fewer outage days; increased transmission revenues at ComEd; increased delivery volume, excluding the effects of weather, at ComEd and PECO; increased rates for delivery services at ComEd; favorable weather conditions in the ComEd and PECO service territories; increased earnings associated with synthetic fuel-producing facilities; a favorable PJM billing settlement with PPL; a charge in 2006 of approximately $55 million associated with the termination of the proposed merger with PSEG; and incremental storm costs in 2006 associated with storm damage in the PECO service territory. This increase was partially offset by unrealized mark-to-market losses on contracts not yet settled; decreased energy margins at ComEd; the impact of the Settlement; higher operating and maintenance expenses, including increased pension and non-pension postretirement benefits expense, labor-related inflation and incremental storm costs associated with storm damage in the ComEd service territory; increased depreciation and amortization expense, primarily related to CTC amortization at PECO; one-time benefits in 2006 of approximately $130 million to recover certain costs by the ICC rate order; a greater reduction in 2006 compared to 2007 in Generation’s nuclear decommissioning obligation related to the AmerGen nuclear plants; and the impact of favorable tax settlements at PECO in 2006.

Operating Revenues.    Operating revenues increased due to an increase in wholesale and retail electric sales at Generation resulting from higher volumes of generation sold to the market at higher prices as a result of the expiration of the ComEd PPA in 2006; the impact of rate changes and mix at ComEd due to the end of the rate freeze and the implementation of market-based rates for electricity; increased transmission revenues at

ComEd resulting from the 2007 transmission rate case; favorable weather conditions in the ComEd and PECO service territories; higher delivery volumes, excluding the effects of weather, at ComEd and PECO; increased rates for delivery services at ComEd; and scheduled electric generation rate increases at PECO. This increase was partially offset by the impact of the Settlement; the impact of customer choice at ComEd; and the expiration of certain wholesale contracts at ComEd. See further analysis and discussion of operating revenues by segment below.

Purchased Power and Fuel Expense.    Purchased power and fuel expense increased due to higher market energy prices. Purchased power represented 20% of Generation’s total supply for the nine months ended September 30, 2007 and 2006. This increase was partially offset by a favorable PJM billing settlement with PPL; the impact of customer choice at ComEd; the expiration of certain wholesale contracts at ComEd; and higher electricity prices at ComEd. In 2007, as a result of the ICC approved reverse-auction process, ComEd began procuring electricity, including ancillary services, under its supplier forward contracts from PJM-administered wholesale electricity markets. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense.    Operating and maintenance expense increased primarily due to increased pension and non-pension postretirement benefits expense; the impact of labor-related inflation; incremental storm costs associated with storm damage in the ComEd service territory; a greater reduction in 2006 compared to 2007 in Generation’s nuclear decommissioning obligation related to the AmerGen nuclear plants; and one-time benefits of $43 million recorded at ComEd in 2006 as a result of the 2006 ICC rate order. This increase was partially offset by a decrease in nuclear refueling outage costs; incremental storm costs in 2006 associated with storm damage in the PECO service territory; and a charge recorded in 2006 of approximately $55 million for the write-off of capitalized costs associated with the now terminated proposed merger with PSEG. See further discussion of operating and maintenance expenses by segment below.

Impairment at ComEd.    During 2006, ComEd recorded a $776 million impairment charge associated with ComEd’s goodwill.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased primarily due to additional CTC amortization at PECO. This increase was partially offset by lower amortization related to investments in synthetic fuel-producing facilities.

Taxes Other Than Income.    Taxes other than income increased primarily due to an increase in taxes on utility revenues at PECO and favorable tax settlements at PECO in 2006. This increase was partially offset by a reduction in the reserve related to the PURTA tax appeal at PECO.

Other Income and Deductions.    The change in other income and deductions reflects interest income related to the favorable PJM billing settlement with PPL, a gain related to the sale of investments by Generation; one-time benefits of $87 million recorded by ComEd in 2006 as a result of the 2006 ICC rate order; and earnings associated with investments in synthetic fuel-producing facilities.

Effective Income Tax Rate.    The effective income tax rate from continuing operations was 33.9% for the nine months ended September 30, 2007 compared to 48.2% for the nine months ended September 30, 2006. The decrease in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill, the increase in credits related to the synthetic fuel-producing facilities as a result of the increase in production and the increase in domestic manufacturing deductions at Generation in 2007. The non-deductible goodwill impairment charge decreased income before income taxes which increased the effective tax rate from continuing operations by 13.8% for the nine months ended September 30, 2006.

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

During the nine months ended September 30, 2007, Exelon’s Consolidated Statement of Income and Comprehensive Income included $6 million (after tax) of income from discontinued operations related to a favorable legal settlement at Enterprises and $4 million (after tax) of income from discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the nine months ended September 30, 2007 compared to the same period in 2006 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Generation	$1,682	$1,159	$523
ComEd	98	(325)	423
PECO	392	320	72
Other(a)	(9)	(157)	148

Total	$2,163	$997	$1,166

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities, BSC and intersegment eliminations.

Net Income (Loss) by Business Segment

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Generation	$1,686	$1,163	$523
ComEd	98	(325)	423
PECO	392	320	72
Other(a)	(3)	(158)	155

Total	$2,173	$1,000	$1,173

(a)	Other includes corporate operations, investments in synthetic fuel-producing facilities, BSC and intersegment eliminations.

Results of Operations — Generation

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Operating revenues	$8,181	$7,069	$1,112
Operating expenses
Purchased power and fuel	3,313	3,091	(222)
Operating and maintenance	1,801	1,682	(119)
Depreciation and amortization	199	210	11
Taxes other than income	135	133	(2)

Total operating expenses	5,448	5,116	(332)

Operating income	2,733	1,953	780

Other income and deductions
Interest expense	(100)	(120)	20
Equity in earnings (losses) of investments	2	(9)	11
Other, net	68	31	37

Total other income and deductions	(30)	(98)	68

Income from continuing operations before income taxes	2,703	1,855	848
Income taxes	1,021	696	(325)

Income from continuing operations	1,682	1,159	523
Income from discontinued operations, net of income taxes	4	4	—

Net income	$1,686	$1,163	$523

Net Income.    Generation’s net income for the nine months ended September 30, 2007 compared to the same period in 2006 increased primarily due to higher revenue, net of purchased power and fuel expense, partially offset by increased operating and maintenance expense, primarily associated with increased nuclear decommissioning-related activity and increased wage-related inflation, partially offset by lower nuclear refueling outage costs. Generation’s revenue, net of purchased power and fuel expense, increased due to higher average margins primarily due to the end of the below-market price PPA with ComEd at the end of 2006, the contractual increase in the prices associated with Generation’s PPA with PECO and a favorable PJM billing settlement with PPL in 2007, partially offset by amounts incurred in conjunction with the Settlement. In addition to these impacts, Generation’s net income for the nine months ended September 30, 2007 included (all after tax) a gain on the sale of investments of $11 million and earnings of $5 million associated with the settlement of a tax matter related to Generation’s previous investment in Sithe.

Operating Revenues.    For the nine months ended September 30, 2007 and 2006, Generation’s sales were as follows:

	Nine Months Ended September 30,		Variance	% Change
Revenue	2007	2006
Electric sales to affiliates	$2,708	$3,699	$(991)	(26.8)%
Wholesale and retail electric sales	5,170	2,723	2,447	89.9%

Total electric sales revenue	7,878	6,422	1,456	22.7%
Retail gas sales	332	405	(73)	(18.0)%
Trading portfolio	43	14	29	n.m.
Other operating revenue(a)	(72)	228	(300)	(131.6)%

Total operating revenue	$8,181	$7,069	$1,112	15.7%

(a)

Includes amounts incurred for the Settlement, revenues relating to fossil fuel sales, operating service agreements, and decommissioning revenue from PECO during 2007. Includes tolling agreements, revenues relating to fossil fuel sales, operating service agreements and decommissioning revenue from ComEd and PECO during 2006.

n.m.	Not meaningful.

	Nine Months Ended September 30,		Variance	% Change
Sales (in GWhs)	2007	2006
Electric sales to affiliates	49,085	91,797	(42,712)	(46.5)%
Wholesale and retail electric sales	94,849	52,128	42,721	82.0%

Total electric sales	143,934	143,925	9	0.0%

Trading volumes of 15,543 GWhs and 23,664 GWhs for the nine months ended September 30, 2007 and September 30, 2006, respectively, are not included in the table above.

Electric sales to affiliates.    Revenue from sales to affiliates decreased $991 million for the nine months ended September 30, 2007, as compared to the same period in 2006. The decrease was primarily due to a $1,594 million decrease from lower electric sales volume, partially offset by higher prices resulting in a $603 million increase in revenues.

In the ComEd territories, lower volumes resulted in a $1,648 million decrease in revenues, partially offset by a $474 million increase in revenues due to higher prices. Generation’s PPA with ComEd expired December 31, 2006. As a result of the expiration of the PPA and the results of the auctions, beginning in 2007, Generation is selling more power through bilateral agreements, which resulted in higher prices, but a decrease in volumes to ComEd.

In the PECO territories, higher prices resulted in increased revenues of $129 million due to a scheduled electric generation rate increase that took effect January 1, 2007. Additionally, volumes increased resulting in increased revenues of $54 million.

Wholesale and retail electric sales.    The increase in Generation’s wholesale and retail electric sales for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase
Volume	$2,262
Price	185

Increase in wholesale and retail electric sales	$2,447

The increase in wholesale and retail electric sales was the result of higher volumes of generation sold to the market as a result of the expiration of the ComEd PPA in 2006.

Retail gas sales.    Retail gas sales decreased $73 million for the nine months ended September 30, 2007 as compared to the same period in 2006, of which $44 million was due to lower realized prices and $29 million was due to lower volumes as a result of lower demand.

Other revenue.    The decrease in other revenues for the nine months ended September 30, 2007 compared to the same period in 2006 was due to due to a $122 million decrease for amounts recorded related to the Illinois Settlement, a $50 million decrease related to the termination of decommissioning collections from ComEd in accordance with the terms and conditions of the ICC Order which only permitted such collections through December 31, 2006 and an $8 million decrease due to lower fossil fuel sales and lower revenues from operating service agreements. There was also a decrease of $86 million due to the cessation of a tolling agreement. Additionally, a $34 million decrease in other revenues was attributable to the sale of TEG and TEP on February 9, 2007 and the resulting absence of revenue thereafter.

Purchased Power and Fuel Expense.    Generation’s supply sources are summarized below:

	Nine Months Ended September 30,		Variance	% Change
Supply Source (in GWhs)	2007	2006
Nuclear generation(a)	106,063	104,800	1,263	1.2%
Purchases — economic hedge portfolio	28,951	29,211	(260)	(0.9)%
Fossil and hydroelectric generation	8,920	9,914	(994)	(10.0)%

Total supply	143,934	143,925	9	0.0%

(a)	Represents Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the nine months ended September 30, 2007 compared to the same period in 2006. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

	Price	Volume	Increase (Decrease)
Purchased power costs	$73	$(21)	$52
Generation cost	(19)	2	(17)
Fuel resale cost	(50)	(27)	(77)
Mark-to-market	n.m.	n.m.	264

Increase in purchased power and fuel expense			$222

n.m. Not meaningful

Purchased Power Cost.    Purchased power cost includes all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation had lower purchased power volumes primarily due to lower volumes needed to supply ComEd as a result of the expiration of the PPA at December 31, 2006. Generation realized overall higher prices for purchased power, partially offset by a decrease of $28 million due to the favorable PJM billing dispute settlement with PPL in 2007. See Note 13 of the Combined Notes to Consolidated Financial Statements.

Generation Cost.    Generation cost includes fuel cost for internally generated energy. Generation experienced overall lower generation costs for the nine months ended September 30, 2007 as compared to the same period in 2006 due to decreased prices, totaling $19 million, related to fossil fuel generation. The increased volume of $2 million was primarily due to higher nuclear generation, partially offset by lower fossil fuel generation.

Fuel Resale Cost.    Fuel resale cost includes retail gas purchases and wholesale fossil fuel expenses. The changes in Generation’s fuel resale costs for the nine months ended September 30, 2007 as compared to the same period in 2006 consisted of overall lower prices resulting in a decrease of $50 million. Additionally, a decrease of $27 million was the result of lower volumes caused by lower demand.

Mark-to-market.    Mark-to-market gains on power hedging activities were $177 million for the nine months ended September 30, 2007 compared to losses of $141 million for the same period in 2006. Mark-to-market losses on fuel hedging activities were $40 million for the nine months ended September 30, 2007 compared to gains of $14 million for the same period in 2006.

The following table presents average electric revenues, supply costs and margins per MWh of electricity sold during the nine months ended September 30, 2007, as compared with the same period in 2006. As demonstrated in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information Generation provides elsewhere in this report.

	Nine Months Ended September 30,		% Change
($/MWh)	2007	2006
Average electric revenue:
Electric sales to affiliates	$55.15	$40.30	36.8%
Wholesale and retail electric sales	54.51	52.24	4.3%
Total — excluding the trading portfolio	54.73	44.62	22.7%
Average electric supply cost(a) — excluding the proprietary trading portfolio	20.69	18.61	11.2%
Average margin — excluding the proprietary trading portfolio	34.04	26.01	30.9%

(a)	Average supply cost includes purchased power and fuel costs associated with electric sales. Average electric supply cost does not include fuel costs associated with retail gas sales and other sales.

The following table presents nuclear fleet operating data for the nine months ended September 30, 2007, as compared with the same period in 2006. As demonstrated in the table, nuclear fleet capacity factor is defined as the ratio of the actual output of a plant over a period of time and its output if the plant had operated at full capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet production between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures may not be a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

	Nine Months Ended September 30,
	2007	2006
Nuclear fleet capacity factor(a)	95.7%	94.1%
Nuclear fleet production cost per MWh(a)	$13.85	$13.71

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.

The nuclear fleet capacity factor increased primarily due to fewer planned refueling outage and non-refueling outage days during the nine months ended September 30, 2007 compared to the same period in 2006. For the nine months ended September 30, 2007 and 2006, refueling outage days totaled 104 and 149, respectively, and non-refueling outage days totaled 32 and 53, respectively. The higher number of net MWh’s generated and lower costs due to fewer planned refueling outage days was offset by higher costs associated with labor-related inflation and pension and benefit costs, nuclear fuel, NRC reactor fees, and security costs, resulting in an increase in the production cost per MWh for the nine months ended September 30, 2007 as compared to the same period in 2006.

Operating and Maintenance Expense.    The increase in operating and maintenance expense for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
Decommissioning-related activities	$90
Pension, payroll and benefit costs	61
Nuclear refueling outage costs	(34)
Other	2

Increase in operating and maintenance expense	$119

•

The $90 million increase in nuclear decommissioning-related activities was primarily associated with the recognition of a credit of $29 million, compared to a credit of $149 million recognized in 2006, representing reductions in the asset retirement obligation in excess of the asset retirement cost balance for the AmerGen units. Additionally, decommissioning-related activities decreased by $50 million resulting from the termination of revenue collections on December 31, 2006 from ComEd, which likewise no longer required an offset through operating and maintenance expense, and increased by $20 million due to the offset of certain income-taxes associated with decommission-related activity.

•	The $61 million increase in pension, payroll and benefit costs reflected the impact of inflation as well as an increase in various direct and allocated fringe costs.

•

The $34 million decrease in nuclear refueling outage costs was associated with the fewer planned refueling outage days during the nine months ended September 30, 2007 as compared to the same period in 2006.

Depreciation and Amortization.    The decrease in depreciation and amortization expense for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the reassessment of the useful lives, for accounting purposes, of several fossil facilities and the write-off of certain asset retirement costs in 2006.

Interest Expense.    The decrease in net interest expense for the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily attributable to an interest payment accrued in 2006 for the settlement of a tax matter and to a decline in the amount of commercial paper that was outstanding during the nine months ended September 30, 2007 as compared to the same period in 2006.

Other, Net.    The increase in other, net reflects a gain on sale of investments recognized in the first and second quarters of 2007 and income and gains associated with nuclear decommissioning related activities, net of other than temporary impairments.

Effective Income Tax Rate.    The effective tax rate was 37.8% for the nine months ended September 30, 2007 compared to 37.5% for the nine months ended September 30, 2006. The increase in the effective tax rate was primarily due to an increase in state income taxes in 2007.

Discontinued Operations.    On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Accordingly, the results of operations and the gain on the sale of Sithe have been presented as discontinued operations within Generation’s Consolidated Statements of Operations and Comprehensive Income.

For the nine months ended September 30, 2007, Generation’s Consolidated Statement of Income and Comprehensive Income included $4 million (after tax) gain on disposal of discontinued operations related primarily to Sithe, resulting from a settlement agreement between a subsidiary of Sithe, the Pennsylvania Attorney General’s Office and the Pennsylvania Department of Revenue regarding a previously disputed tax position asserted for the 2000 tax year. For the nine months ended September 30, 2006, Generation’s Consolidated Statement of Income and Comprehensive Income included $4 million (after tax) gain on disposal of discontinued operations. See Notes 2 and 4 of the Combined Notes to Consolidated Financial Statements for further information regarding the presentation of Sithe as discontinued operations.

Results of Operations — ComEd

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Operating revenues	$4,668	$4,720	$(52)
Purchased power	2,906	2,623	(283)

Revenue net of purchased power	1,762	2,097	(335)

Other operating expenses
Operating and maintenance	778	644	(134)
Impairment of goodwill	—	776	776
Depreciation and amortization	327	320	(7)
Taxes other than income	243	234	(9)

Total other operating expenses	1,348	1,974	626

Operating income	414	123	291

Other income and deductions
Interest expense, net	(259)	(230)	(29)
Equity in losses of unconsolidated affiliates	(6)	(8)	2
Other, net	10	90	(80)

Total other income and deductions	(255)	(148)	(107)

Income (loss) before income taxes	159	(25)	184
Income taxes	61	300	239

Net income (loss)	$98	$(325)	$423

Net Income.    As more fully described below, ComEd’s net income (loss) for the nine months ended September 30, 2007 compared to the same period in 2006 reflected a goodwill impairment charge in 2006 partially offset by lower operating revenues, higher purchased power expense, higher operating and maintenance expense, higher interest expense, and the impacts of the 2006 benefits associated with reversing previously incurred expenses as a result of the July 2006 ICC rate order. Since January 2007, a substantial portion of ComEd’s revenues represents the recovery of its costs of procuring energy, which costs it is allowed to pass-along to its customers without mark-up. In addition, CTC revenues ceased as of January 1, 2007. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd filed a new delivery service rate case with the ICC in October of 2007 based on a 2006 test year and also filed a transmission rate case with FERC during the first quarter 2007. On June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate and associated rate increase effective May 1, 2007, subject to refund. On October 5, 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached among ComEd, FERC Trial Staff and the active intervenors in the proceeding. The requested rate increases were filed to help reduce the regulatory lag related to recovery of ComEd’s costs and returns on its investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion. In 2007, ComEd incurred increased costs associated with transitioning from the rate freeze period including implementing the rate relief programs.

Operating Revenues and Purchased Power Expense.    ComEd evaluates its operating performance using the measure of revenue net of purchased power. ComEd believes revenue net of purchased power is a useful measurement of its performance because it provides information that can be used to evaluate its operational performance. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the revenue net of purchased power figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power
Customer choice	$(962)	$(729)	$(233)
Rate changes and mix	784	997	(213)
Rate Relief Program	(24)	—	(24)
Transmission	63	(17)	80
Weather	102	61	41
Delivery volume	18	—	18
Other	(33)	(29)	(4)

Total increase (decrease)	$(52)	$283	$(335)

Customer choice

Revenue.    All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. As of September 30, 2007, two competitive electric generation suppliers had been granted approval to serve residential customers in the ComEd service territory. However, they are not currently supplying electricity to any of ComEd’s residential customers.

As a result of ComEd’s higher electricity rates, more non-residential customers have elected to have a competitive electric generation supplier provide their electricity. For the nine months ended September 30, 2007 and 2006, 48% and 29%, respectively, of electricity delivered to ComEd’s retail customers was provided by competitive electric generation suppliers or the ComEd PPO. Most of the customers previously receiving electricity under the PPO are now electing either to buy their electricity from a competitive electric generation supplier or from ComEd under tariff rates.

	Nine Months Ended September 30,
	2007	2006
Retail customers purchasing electricity from a competitive electric generation supplier or the ComEd PPO:
Number of customers at period end	43,000	12,900
Percentage of total retail customers	1%		(b)
Volume (GWhs)(a)	33,771	19,929
Percentage of total retail deliveries	48%	29%

(a)	One GWh is the equivalent of one million kilowatthours (kWh).
(b)	Less than one percent.

Purchased Power.    The decrease in purchased power expense from customer choice was primarily due to more ComEd non-residential customers electing to purchase electricity from a competitive electric generation supplier.

Rate changes and mix

Revenue.    The increase in revenue related to rate changes and mix primarily reflects the end of the rate freeze and the implementation of market-based rates for electricity and the impact of the distribution rate increase. In 2006, most customers were charged a bundled rate that included distribution, transmission and the cost of electricity. Additionally, under Illinois law, no CTCs are permitted to be collected after 2006. As of January 2007, ComEd began billing customers on an unbundled basis, which includes separate charges for distribution, transmission and electricity. Given the relatively small increase approved by the ICC in the annual distribution rates of $83 million, the majority of the change in year over year pricing was driven by the inclusion of market-based electricity rates. The market-based electricity rates were determined through the reverse-auction competitive bidding process. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information. Additionally starting in 2007, ComEd is recovering former manufactured gas plant remediation costs from customers.

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

Rate Relief Program

Revenue.    As part of its program for customer rate relief, ComEd is funding a portion of the credits issued to customers. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the Rate Relief Programs.

Transmission

Revenue.    In 2007, ComEd experienced increased revenue from the provision of transmission services resulting from increased peak and kWh load within the ComEd service territory. Additionally on June 5, 2007, FERC issued an order in ComEd’s transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate and associated rate increase effective May 1, 2007, subject to refund. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the Transmission Rate Case.

Purchased Power.    Effective December 1, 2004, PJM became obligated to pay SECA collections to ComEd and ComEd became obligated to pay SECA charges. These charges were being collected subject to refund as they are being disputed. ComEd recorded SECA collections and payments on a net basis through purchased power expense. SECA charges expired on March 31, 2006. As ComEd was a net collector of SECA charges, ComEd recorded $5 million of net SECA collections during the three months ended March 31, 2006. During the three months ended March 31, 2006, ComEd adjusted its reserve for possible SECA refunds. In September 2007, based on FERC approval of certain settlements, ComEd reduced its reserve for possible SECA refunds to reflect management’s best estimate of the remaining amounts that will ultimately be required to be refunded. The reserve existing at September 30, 2007 continues to represent management’s best estimate. Management of ComEd believes that the appropriate reserve has been established in the event that some portion of SECA collections are required to be refunded. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information on the SECA rates.

Weather

Revenue.    Revenues were higher due to favorable weather conditions for the nine months ended September 30, 2007 compared to the same period in 2006. In ComEd’s service territory, heating degree days were 12% higher and cooling degree days were 14% higher during the nine months ended September 30, 2007 compared to the same period in 2006.

Purchased Power.    The increase in purchased power expense attributable to weather was resulting from higher demand due to favorable weather conditions in the ComEd service territory relative to the prior year.

Delivery volume

Revenue.    The increase in revenues for the provision of distribution services primarily resulted from an increase in deliveries, excluding the effects of weather, due to an increased number of customers.

Other

Revenue — Economic Hedge Derivative Contracts.    During the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, ComEd had a net $4 million increase in economic hedge derivative contracts activity, including mark-to-market adjustments and settlements.

Revenue — Wholesale Contracts.    ComEd’s revenue decreased $43 million as a result of certain wholesale contracts expiring in May 2007.

Purchased Power — Wholesale Contracts.    ComEd’s purchased power decreased $32 million as a result of certain wholesale contracts expiring in May 2007.

Operating and Maintenance Expense.    The changes in operating and maintenance expense for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
ICC rate order(a)	$43
Incremental storm-related costs	22
Post rate freeze period transition expenses(b)	17
Wages and salaries	15
Fringe benefits(c)	11
Allowance for uncollectible accounts expense(d)	9
Contracting	6
Corporate allocations	3
Materials and supplies expense	3
Postage	3
PSEG merger integration costs incurred in 2006	(6)
Severance-related expenses	(4)
Other	12

Increase in operating and maintenance expense	$134

(a)	As a result of the July 2006 ICC rate order, ComEd recorded one-time benefits associated with reversing previously incurred expenses including MGP costs, procurement case and rate case costs.
(b)

Includes increased advertising costs, costs associated with the Rate Relief and CARE programs, costs associated with implementing ComEd’s Rate Stabilization plan and other costs associated with transitioning to the post rate freeze period. See Note 5 of the Combined Notes to Consolidated Financial Statements for more information.

(c)	Reflects increases in various fringe benefits primarily due to increased pension and other postretirement benefits costs.

(d)

Reflects the impact of an increase in older outstanding receivable balances from customers as a result of a management decision to reduce the number of non-paying customers being disconnected. This increase was partially offset by a decrease in the allowance for uncollectible accounts expense in the third quarter of 2007 due to the impact of the customer rate relief credits and lower revenues. See Note 5 of the Combines Notes to the Consolidated Financial Statements for more information on rate relief credits.

Impairment of Goodwill.    During the third quarter of 2006, ComEd completed a required interim assessment of goodwill for impairment purposes to reflect the adverse affects of the ICC’s July 2006 rate order. The assessment indicated that ComEd’s goodwill was impaired and a charge of $776 million was recorded.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
Depreciation expense associated with higher plant balances	$11
Amortization of regulatory assets	(7)
Other	3

Increase in depreciation and amortization expense	$7

In 2006, ComEd’s amortization reflected the amortization of the regulatory asset for recoverable transition costs, while in 2007, ComEd’s amortization reflects the initial amortization of the various regulatory assets authorized by the ICC in its 2006 orders.

Taxes Other Than Income.    Taxes other than income increased for the nine months ended September 30, 2007 compared to the same period in 2006 as a result of an increase in the Illinois Electricity Distribution tax and an increase in real estate and property taxes.

Interest Expense, Net.    The increase in interest expense, net for the nine months ended September 30, 2007 compared to the same period in 2006 primarily resulted from higher debt balances and higher interest rates. Also in 2007, ComEd’s interest expense, net reflected $10 million of the initial amortization of the regulatory asset related to the early debt retirement costs authorized by the ICC in 2006.

Other, Net.    Other, net decreased for the nine months ended September 30, 2007 compared to the same period in 2006. The changes consisted of the following:

Increase (Decrease)
ICC rate order(a)	$(87)
Gain on disposal of assets and investments, net	3
Allowance for funds used during construction, equity	1
Other	3

Decrease in other, net	$(80)

(a)	As a result of the July 2006 ICC rate order, ComEd recorded one-time benefits associated with reversing previously incurred expenses to retire debt early.

Effective Income Tax Rate.    The effective income tax rate was 38.4% for the nine months ended September 30, 2007 compared to (1,200.0)% for the nine months ended September 30, 2006. The increase in the effective tax rate was primarily due to the non-deductible impairment charge in 2006 associated with ComEd’s goodwill. The non-deductible goodwill impairment charge decreased income (loss) before income taxes which decreased the effective tax rate from continuing operations by (1,239.9%) for the nine months ended September 30, 2006.

ComEd Electric Operating Statistics and Revenue Detail

	Nine Months Ended September 30,		Variance	% Change
Retail Deliveries (in GWhs)	2007	2006
Full service(a)
Residential	22,445	21,577	868	4.0%
Small commercial & industrial	12,758	17,945	(5,187)	(28.9)%
Large commercial & industrial	1,596	7,641	(6,045)	(79.1)%
Public authorities & electric railroads	563	1,692	(1,129)	(66.7)%

Total full service	37,362	48,855	(11,493)	(23.5)%

PPO
Small commercial & industrial	16	2,467	(2,451)	(99.4)%
Large commercial & industrial	34	2,253	(2,219)	(98.5)%

	50	4,720	(4,670)	(98.9)%

Delivery only(b)
Small commercial & industrial	12,813	3,933	8,880	n.m.
Large commercial & industrial	20,514	11,276	9,238	81.9%
Public authorities & electric railroads	394	—	394	n.m.

	33,721	15,209	18,512	121.7%

Total PPO and delivery only	33,771	19,929	13,842	69.5%

Total retail deliveries	71,133	68,784	2,349	3.4%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

n.m. Not meaningful.

	Nine Months Ended September 30,		Variance	% Change
Electric Revenue	2007	2006
Full service(a)
Residential	$2,409	$1,899	$510	26.9%
Small commercial & industrial	1,253	1,423	(170)	(11.9)%
Large commercial & industrial	125	421	(296)	(70.3)%
Public authorities & electric railroads	49	104	(55)	(52.9)%

Total full service	3,836	3,847	(11)	(0.3)%

PPO(b)
Small commercial & industrial	1	177	(176)	(99.4)%
Large commercial & industrial	3	137	(134)	(97.8)%

	4	314	(310)	(98.7)%

Delivery only(c)
Small commercial & industrial	193	61	132	n.m.
Large commercial & industrial	209	115	94	81.7%
Public authorities & electric railroads	4	—	4	n.m.

	406	176	230	130.7%

Total PPO and delivery only	410	490	(80)	(16.3)%

Total electric retail revenues	4,246	4,337	(91)	(2.1)%
Other revenue(d)	422	383	39	10.2%

Total operating revenues	$4,668	$4,720	$(52)	(1.1)%

(a)	Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity and the cost of transmission and distribution of the electricity.
(b)	Revenues from customers choosing the PPO include an energy charge at market rates, transmission and distribution charges, and a CTC through December 31, 2006.
(c)

Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC through December 31, 2006.

(d)	Other revenues include transmission revenue (including revenue from PJM), sales to municipalities, other wholesale energy sales and economic hedge derivative contracts.
n.m.	Not meaningful.

Results of Operations — PECO

	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2007	2006
Operating revenues	$4,228	$3,933	$295
Purchased power and fuel	2,218	2,056	(162)

Revenue net of purchased power and fuel	2,010	1,877	133

Other operating expenses
Operating and maintenance	446	479	33
Depreciation and amortization	591	547	(44)
Taxes other than income	212	198	(14)

Total other operating expenses	1,249	1,224	(25)

Operating income	761	653	108

Other income and deductions
Interest expense, net	(188)	(202)	14
Equity in losses of unconsolidated affiliates	(5)	(7)	2
Other, net	36	16	20

Total other income and deductions	(157)	(193)	36

Income before income taxes	604	460	144
Income taxes	212	140	(72)

Net income	392	320	72
Preferred stock dividends	3	3	—

Net income on common stock	$389	$317	$72

Net Income.    PECO’s net income for the nine months ended September 30, 2007 compared to the same period in 2006 increased primarily due to higher operating revenues net of purchased power and fuel expense, which reflected increased sales from favorable weather conditions, increased usage across all customer classes for both electric and gas, the completion of certain authorized rate increases which began in 2006 and the favorable settlement of a PJM billing dispute, as well as lower operating and maintenance expenses primarily driven by lower storm costs and the recognition of income resulting from a determination that a portion of the liability related to previously contested tax assessments under PURTA was no longer necessary. Partially offsetting these factors was higher CTC amortization, which was in accordance with the Competition Act.

Electric and Gas Operating Revenues, Purchased Power and Fuel Expense.    PECO evaluates its operating performance using the measures of revenue net of purchased power for electric and revenue net of fuel expense for gas. PECO believes revenue net of purchased power and revenue net of fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, the revenue net of purchased power and fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Volume	$82	$34	$48	$16	$14	$2	$98	$48	$50
Weather	63	28	35	81	68	13	144	96	48
Rate increases (decreases)	150	139	11	(122)	(122)	—	28	17	11
Settlement of PJM billing dispute	—	(10)	10	—	—	—	—	(10)	10
Customer choice	7	7	—	—	—	—	7	7	—
Other rate changes and mix	(21)	(13)	(8)	(2)	4	(6)	(23)	(9)	(14)
Other	23	—	23	18	13	5	41	13	28

Total increase (decrease)	$304	$185	$119	$(9)	$(23)	$14	$295	$162	$133

Volume

Revenues.    The increase in revenues as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and gas. In addition, there was a favorable impact of an increased number of gas customers primarily in the residential and small commercial and industrial classes.

Purchased Power and Fuel Expense.    The increase in expenses as a result of higher delivery volume, exclusive of the effects of weather and customer choice, reflected increased usage across all customer classes for electric and gas and the impact of an increased number of gas customers primarily in the residential and small commercial and industrial classes.

Weather

Revenues.    Revenues were higher due to favorable weather conditions in PECO’s service territory, where heating degree days and cooling degree days were 19% and 8% higher, respectively, during the nine months ended September 30, 2007 compared to the same period in 2006.

Purchased Power and Fuel Expense.    The increase in purchased power and fuel expense attributable to weather was due to higher demand as a result of favorable weather conditions in the PECO service territory relative to the prior year.

Rate increases (decreases)

Revenues.    The increase in electric revenues attributable to electric rate increases reflected $11 million associated with the completion in January 2007 of scheduled CTC and distribution rate increases which began in 2006. In addition, effective for customer bills for electric generation service delivered after customers’ January 2007 meter readings, a scheduled electric generation rate increase took effect, which represented the last scheduled rate increase through 2010 under PECO’s 1998 restructuring settlement. This rate increase did not affect operating income as PECO incurred corresponding and offsetting purchased power expense under its PPA with Generation. The decrease in gas revenues was due to net decreases in rates through PAPUC-approved quarterly changes to the purchased gas adjustment clause. The average purchased gas cost rate per million cubic feet in effect for the nine months ended September 30, 2007 was 18% lower than the average rate for the same period in 2006.

Purchased Power and Fuel Expense.    The increase in purchased power expense attributable to electric rate increase reflected the scheduled generation rate increase under the PPA with Generation. The decrease in fuel expense reflects lower gas prices.

Settlement of PJM billing dispute

Purchased Power.    PECO’s purchased power expense decreased $10 million due to the settlement of a PJM billing dispute with PPL. See Note 13 of the Combined Notes to Consolidated Financial Statements for further discussion.

Customer choice

Revenues and Purchased Power.    For the nine months ended September 30, 2007 and 2006, 2% of energy delivered to PECO’s retail customers was provided by competitive electric generation suppliers.

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

	Nine Months Ended September 30,
	2007	2006
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	30,100	36,700
Percentage of total retail customers	2%	2%
Volume (GWhs)	489	610
Percentage of total retail deliveries	2%	2%

The increase in electric retail revenue and expense associated with customer choice reflected customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other rate changes and mix

Revenues.    The decrease in electric and gas revenues attributable to other rate changes and mix primarily reflected the effects of rate blocking, whereby certain customer charges per unit of energy are reduced when customer usage exceeds a certain threshold.

Purchased Power and Fuel Expense.    The decrease in purchased power reflected additional transmission loss surplus credits that resulted from the implementation of the RPM at PJM.

Other revenues and expenses

Revenues.    The increase in electric revenues was primarily due to increased late payment fees. The increase in gas revenues was primarily due to increased off-system sales.

Purchased Power and Fuel.    The increase in fuel expense was due to increased off-system sales.

Operating and Maintenance Expense.    The decrease in operating and maintenance expense for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
Incremental storm-related costs(a)	$(36)
Allowance for uncollectible accounts expense(b)	(9)
Severance-related expenses	(4)
Wages and salaries	6
Contracting	4
Environmental reserve(c)	4
Other	2

Decrease in operating and maintenance expense	$(33)

(a)	Reflects higher 2006 storm costs primarily associated with a storm in the third quarter of 2006.
(b)

Reflects the following factors, each of which decreased expense in 2007 compared to 2006: (1) lower net charge-offs of customer receivables in 2007 compared to 2006; and (2) changes in PAPUC-approved regulations which relaxed customer payment terms in 2006, which resulted in higher expense in 2006.

(c)	Reflects lower expense in 2006 due to a settlement related to a Superfund site.

Depreciation and Amortization Expense.    The increase in depreciation and amortization expense for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
CTC amortization(a)	$53
Accelerated amortization of PECO billing system(b)	(9)

Increase in depreciation and amortization expense	$44

(a)	PECO’s additional amortization of the CTC is in accordance with its original settlement under the Competition Act.
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

Taxes Other Than Income.    The increase in taxes other than income for the nine months ended September 30, 2007 compared to the same period in 2006 consisted of the following:

Increase (Decrease)
Taxes on utility revenues(a)	$20
State franchise tax adjustment in 2006(b)	7
Sales and use tax adjustment in 2006(b)	5
Reduction of reserve related to PURTA tax appeal(c)	(17)
Other	(1)

Increase in taxes other than income	$14

(a)	The increase in tax expense was offset by a corresponding increase in revenues, as these taxes were collected from customers and remitted to the taxing authorities.
(b)	Represents the reduction of tax accruals following settlements related to 2005 tax assessments.
(c)	See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding PURTA activity.

Interest Expense, Net.    The decrease in interest expense, net for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to scheduled principal payments on lower long-term debt balances owed to PETT, partially offset by an increase in interest expense associated with a higher amount of outstanding long-term First and Refunding Mortgage Bonds.

Other, Net.    The increase in other, net for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to interest income associated with a reduction in the reserve related to the PURTA tax appeal and the adoption of FIN 48, partially offset by the impact of a 2006 investment tax credit refund. See Note 14 of the Combined Notes to Consolidated Financial Statements for further details of the components of other, net. See Notes 3 and 10 of the Combined Notes to Consolidated Financial Statements for additional information regarding the adoption of FIN 48. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding PURTA activity and the investment tax credit refund.

Effective Income Tax Rate.    The effective income tax rate was 35.1% for the nine months ended September 30, 2007 compared to 30.4% for the nine months ended September 30, 2006. The increase in the effective tax rate was primarily due to an investment tax credit refund received in the third quarter of 2006. See Note 13 of the Combined Notes to Consolidated Financial Statements for additional information regarding the investment tax credit refund.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Nine Months Ended September 30,
Retail Deliveries (in GWhs)	2007	2006	Variance	% Change
Full service(a)
Residential	10,267	9,703	564	5.8%
Small commercial & industrial	6,319	5,899	420	7.1%
Large commercial & industrial	12,445	12,032	413	3.4%
Public authorities & electric railroads	683	689	(6)	(0.9)%

Total full service	29,714	28,323	1,391	4.9%

Delivery only(b)
Residential	33	50	(17)	(34.0)%
Small commercial & industrial	446	528	(82)	(15.5)%
Large commercial & industrial	10	32	(22)	(68.8)%

Total delivery only	489	610	(121)	(19.8)%

Total retail deliveries	30,203	28,933	1,270	4.4%

(a)	Full service reflects deliveries to customers taking electric service under tariff rates.
(b)	Delivery only service reflects customers electing to receive electricity from a competitive electric generation supplier.

	Nine Months Ended September 30,
Electric Revenue	2007	2006	Variance	% Change
Full service(a)
Residential	$1,505	$1,365	$140	10.3%
Small commercial & industrial	803	722	81	11.2%
Large commercial & industrial	1,043	978	65	6.6%
Public authorities & electric railroads	66	63	3	4.8%

Total full service	3,417	3,128	289	9.2%

Delivery only(b)
Residential	2	4	(2)	(50.0)%
Small commercial & industrial	24	29	(5)	(17.2)%
Large commercial & industrial	—	1	(1)	(100.0)%

Total delivery only	26	34	(8)	(23.5)%

Total electric retail revenues	3,443	3,162	281	8.9%

Other revenue(c)	208	185	23	12.4%

Total electric and other revenue	$3,651	$3,347	$304	9.1%

(a)

Full service revenue reflects revenue from customers taking electric service under tariff rates, which include the cost of electricity, the cost of transmission and distribution of the electricity and a CTC.

(b)

Delivery only revenue reflects revenue under tariff rates from customers electing to receive electricity from a competitive electric generation supplier, which includes a distribution charge and a CTC.

(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

	Nine Months Ended September 30,
Deliveries to customers (in mmcf)	2007	2006	Variance	% Change
Retail sales	41,130	35,163	5,967	17.0%
Transportation	20,370	19,203	1,167	6.1%

Total	61,500	54,366	7,134	13.1%

	Nine Months Ended September 30,
Revenue	2007	2006	Variance	% Change
Retail sales	$543	$570	$(27)	(4.7)%
Transportation	12	12	—	0.0%
Resales and other	22	4	18	n.m.

Total gas revenue	$577	$586	$(9)	(1.5)%

n.m. Not meaningful

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings or, in the case of Generation and PECO, through capital contributions from Exelon when necessary. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $1 billion, $5 billion, $1 billion and $600 million, respectively. Exelon, Generation and PECO utilize their credit facilities to support their commercial paper programs and to issue letters of credit. At September 30, 2007, ComEd had borrowed $185 million from its secured credit facility, which has subsequently terminated, since its access to the commercial paper market is limited due to its current credit ratings. See the “Credit Matters” section below for further discussion. Exelon expects cash flows to be sufficient to meet operating, financing and capital expenditure requirements. See “Liquidity and Capital Resources” within Exelon’s 2006 Annual Report on Form 10-K for additional information.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, each of Exelon’s, ComEd’s and PECO’s working capital, defined as current assets less current liabilities, is in a net deficit position. ComEd intends to refinance maturing long-term debt in 2008. As of October 3, 2007, ComEd has the capacity to issue approximately $2.79 billion of first mortgage bonds as a result of replacing its secured credit facility, which contained a restriction on such bond issuances, with an unsecured credit facility, which does not contain that restriction. To manage cash flows as more fully described below, ComEd did not pay a dividend in 2006 or during the nine months ended September 30, 2007. Future acquisitions that Exelon may undertake may involve external debt financing or the issuance of additional Exelon common stock. See Note 7 of the Combined Notes to consolidate Financial Statements for further discussion.

During the nine months ended September 30, 2007 as compared to the same period in 2006, ComEd experienced a decrease in operating cash flows primarily due to a change in its payment terms with energy suppliers resulting from downgraded credit ratings and due to under-recovery of energy costs, which have been recognized as a regulatory asset. Since January 2007, a substantial portion of ComEd’s revenues represents the recovery of its costs of procuring energy, which costs it is allowed to pass-along to its customers without mark-up. In addition, CTC revenues ceased as of January 1, 2007. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd filed a new delivery service rate case with the ICC in October of 2007 based on a 2006 test year and also filed a transmission rate case with FERC during the first quarter 2007. On June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate and associated rate increase effective May 1, 2007, subject to refund. On October 5, 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached among ComEd, FERC Trial Staff and the active intervenors in the proceeding. The requested rate increases were filed to reduce the regulatory lag related to recovery of ComEd’s costs and returns on its investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion.

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

Beginning in 2007, ComEd began purchasing electricity through the ICC authorized reverse-auction process in order to meet the retail electricity needs of ComEd’s customers because ComEd does not own any generation. The Settlement Legislation enacted in August 2007 should provide ComEd with greater stability and certainty that it will be able to procure electricity and pass through the costs of that electricity to its customers and reduce the risk of rate freeze or similar legislation being proposed in the near future. ComEd has implemented various programs to assist its residential customers, including a $64 million rate relief package and other initiatives. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion of ComEd’s procurement case and rate relief efforts.

Beginning in 2007, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. These incremental bilateral contracts are subject to the credit risk associated with the ability of counterparties to meet their contractual payment obligations to Generation. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. When Generation sells power, as market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. To the extent Generation does not have enough collateral to cover its risk of payment collection, Generation’s revenues are at risk. With respect to Generation’s sales, when market prices decrease, there is a corresponding increase in Generation’s revenues at risk.

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, ComEd or Ameren, as the case may be, is not required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation is required to post collateral. To the extent Ameren or ComEd do not or cannot pay Generation under the supplier forward contracts, Generation is therefore exposed. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, if ComEd achieves an investment grade rating from Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), and then is later downgraded below investment grade, collateral postings would be one-sided from ComEd; conversely, should Generation be downgraded below investment grade, collateral postings would be one-sided from Generation. Should both ComEd rise above investment grade and then subsequently be downgraded below investment grade and Generation be downgraded below investment grade, collateral postings would be required from either party depending on how market prices compare to the contracted price levels. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation. See Note 8 of the Combined Notes to Consolidated Financial Statements for further information regarding Generation’s collateral policy.

Additionally, Exelon, through ComEd, has taken tax return positions to defer the tax gain on the 1999 sale of its fossil generating assets. In the third quarter of 2007, Exelon received the Internal Revenue Service’s (IRS) audit report for the taxable period 1999 through 2001 which reflected the full disallowance of the of the deferral of gain. Exelon disagrees with the IRS’s characterization of this transaction and believes its position is justified. Furthermore the IRS asserted penalties. In the third quarter of 2007, Exelon appealed the disallowance of the deferral of gain as well as the assertion of the penalties to IRS Appeals. This potential tax obligation is significant and an adverse determination could require a significant payment. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion regarding ComEd’s tax position on the 1999 sale of its fossil generating assets.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Variance
	2007	2006
Net income	$2,173	$1,000	$1,173
Add (subtract):
Non-cash operating activities(a)	2,228	2,542	(314)
Income taxes	209	64	145
Changes in working capital and other noncurrent assets and liabilities(b)	(1,031)	(4)	(1,027)
Pension and non-pension postretirement benefit contributions	(66)	(49)	(17)

Net cash flows provided by operations	$3,513	$3,553	$(40)

(a)

Represents depreciation, amortization and accretion, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, other decommissioning-related activities, stock compensation expense and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the nine months ended September 30, 2007 and 2006 by registrant were as follows:

	Nine Months Ended September 30,
	2007	2006
Exelon	$3,513	$3,553
Generation	2,424	1,895
ComEd	428	765
PECO	728	815

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the nine months ended September 30, 2007 and 2006 were as follows:

Generation

•

At September 30, 2007 and December 31, 2006, Generation had accounts receivable from ComEd of $64 million under its supplier forward agreement and $197 million under the PPA, which expired on December 31, 2006, respectively. The decrease was primarily due to lower revenues resulting from the expiration of the PPA with ComEd as well as ComEd making semi-monthly payments under its supplier forward contracts in 2007 as opposed to making monthly payments in 2006. At September 30, 2006 and December 31, 2005, Generation had accounts receivable from ComEd under the PPA of $175 million and $242 million, respectively.

•

At September 30, 2007 and December 31, 2006, Generation had accounts receivable from PECO under the PPA of $120 million and $153 million, respectively. At September 30, 2006 and December 31, 2005, Generation had accounts receivable from PECO under the PPA of $142 million and $151 million, respectively.

•

During the nine months ended September 30, 2007 and 2006, Generation had net disbursements of counterparty collateral of $392 million and net collections of counterparty collateral of $395 million, respectively. The decrease in cash flows was primarily due to changes in collateral requirements resulting from increased activity within exchange-based markets for energy and fossil fuel.

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

ComEd

•

As a result of downgraded credit ratings in early 2007, ComEd is making accelerated semi-monthly payments under its supplier forward contracts with its energy suppliers, including Generation. Prior to the credit ratings downgrade, ComEd made monthly payments to its energy suppliers. At September 30, 2007 and December 31, 2006, ComEd had accrued payments to Generation for energy purchases of $64 million and $197 million, respectively. At September 30, 2006 and December 31, 2005, ComEd had accrued payments to Generation for energy purchases of $175 million and $242 million, respectively. At September 30, 2007 and December 31, 2006, ComEd had accrued payments to other energy suppliers of $83 million and $10 million, respectively. At September 30, 2006 and December 31, 2005, ComEd had accrued payments to other energy suppliers of $5 million and $12 million, respectively.

•

During the nine months ended September 30, 2007, ComEd had net under-recovered energy costs of $60 million. See Note 5 of the Combined Notes to the Consolidated Financial Statements for more information.

•	During the nine months ended September 30, 2007 and September 30, 2006, ComEd’s revenue exceeded its cash collections from customers by $148 million and $34 million, respectively.

•

As part of its Rate Relief programs, at September 30, 2007, ComEd had $18 million deposited in an escrow account classified as restricted cash. As ComEd issues credits to customers and funds various customer programs, ComEd will request reimbursements from the escrow account. See Note 5 of the Combined Notes to the Consolidated Financial Statements for more information on the Rate Relief Programs.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2007 and 2006 by registrant were as follows:

	Nine Months Ended September 30,
	2007	2006
Exelon	$2,065	$2,034
Generation	1,087	1,007
ComEd	786	694
PECO	240	229

Capital expenditures by registrant and business segment for the nine months ended September 30, 2007 and projected amounts for the twelve months ended December 31, 2007 are as follows:

	Nine Months Ended September 30, 2007	Projected 2007
Generation	$828	$1,353
ComEd	806	1,055
PECO	243	355
Other(a)	15	38

Total Exelon capital expenditures	$1,892	$2,801

(a)	Other includes corporate operations and BSC.

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

Other significant investing activities of the Registrants for the nine months ended September 30, 2007 and 2006 were as follows:

Exelon

•	Exelon contributed $86 million and $73 million to its investments in synthetic fuel-producing facilities during the nine months ended September 30, 2007 and 2006, respectively.

Generation

•	Generation contributed $153 million to the Exelon intercompany money pool during the nine months ended September 30, 2007.

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

PECO

•	As a result of its prior contributions to the Exelon intercompany money pool, $8 million was returned to PECO during the nine months ended September 30, 2006.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the nine months ended September 30, 2007 and 2006 by Registrant were as follows:

	Nine Months Ended September 30,
	2007	2006
Exelon	$(1,232)	$(1,380)
Generation	(1,212)	(893)
ComEd	416	(71)
PECO	(489)	(600)

Debt.    On September 28, 2007, Generation issued $700 million of 6.20% Senior Notes, due 2017. The proceeds from the sale of the Senior Notes will be used to refinance commercial paper and for general corporate purposes.

On September 10, 2007, ComEd issued $425 million aggregate principal amount of its First Mortgage 6.15% Bonds, Series 106, due 2017. The proceeds of the bonds were used to repay borrowings made under its revolving credit agreement.

On March 22, 2007, ComEd issued an additional $300 million aggregate principal amount of the same series as ComEd’s currently outstanding First Mortgage 5.90% Bonds, Series 103, due 2036. The proceeds of those additional bonds were used to refinance outstanding commercial paper and to repay a portion of borrowings under ComEd’s revolving credit facility.

On March 19, 2007, PECO issued $175 million aggregate principal amount of its First and Refunding Mortgage Bonds, 5.70% Series due 2037. The proceeds of the bonds were used to supplement working capital previously financed through sales of commercial paper and for other general corporate purposes.

On January 15, 2007, ComEd repaid at maturity $145 million of its 7.625% notes.

On March 6, 2006, ComEd issued $325 million aggregate principal amount of its First Mortgage 5.90% Bonds, Series 103, due March 15, 2036. The proceeds of the bonds were used to supplement working capital, which previously refinanced amounts that ComEd used to repay bonds and notes. On August 28, 2006, ComEd issued $300 million aggregate principal amount of its First Mortgage 5.95% Bonds, Series 104, due August 15, 2016. The proceeds of the bonds were used to repay commercial paper and for other general corporate purposes. On September 25, 2006, PECO issued $300 million of its First Mortgage Bonds 5.95% Series, due October 1, 2036. The proceeds were used to repay commercial paper and for other general corporate purposes.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets.

Dividends.    Cash dividend payments and distributions during the nine months ended September 30, 2007 and 2006 by registrant were as follows:

	Nine Months Ended September 30,
	2007	2006
Exelon	$889	$803
Generation	2,095	444
PECO	457	371

Exelon paid dividends of $296 million, $296 million and $297 million on March 10, 2007, June 11, 2007 and September 10, 2007, respectively, to shareholders of record at the close of business on February 15, 2007, May 15, 2007 and August 15, 2007, respectively. On October 23, 2007, Exelon’s board of directors declared a quarterly dividend of $0.44 per share on Exelon’s common stock, which is payable on December 10, 2007 to shareholders of record at the end of the day on November 15, 2007. Exelon paid dividends of $267 million, $268 million and $268 million on March 10, 2006, June 12, 2006 and September 11, 2006, respectively, to shareholders of record at the close of business on February 15, 2006, May 15, 2006 and August 15, 2006, respectively. See “Dividends” section of ITEM 5 of Exelon’s 2006 Annual Report on Form 10-K for a further discussion of Exelon’s dividend policy.

During 2006 and the nine months ended September 30, 2007, ComEd did not pay any dividend. The decision by the ComEd Board of Directors not to declare a dividend during 2006 and 2007 was the result of several factors, including ComEd’s need for a rate increase to cover existing costs and anticipated levels of future capital expenditures as well as the continued uncertainty related to ComEd’s regulatory filings as discussed in Note 5 of the Combined Notes to Consolidated Financial Statements. ComEd’s Board of Directors will assess ComEd’s ability to pay a dividend after 2007.

Share Repurchases.    Exelon’s Board of Directors approved a share repurchase program on August 31, 2007 in connection with Exelon’s value return policy. This policy uses share repurchases from time to time to return cash or balance sheet to capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities. On September 4, 2007, Exelon entered into agreements with two investment banks to repurchase a total of $1.25 billion of Exelon’s common shares under an accelerated share repurchase arrangement. In September 2007, Exelon received 15.1 million shares in accordance with the accelerated share repurchase agreements, which were recorded as treasury stock, at cost, for $1.17 billion. See Note 12 of the Combined Notes to Consolidated Financial Statements for further information.

For the nine months ended September 30, 2007 and 2006, Exelon purchased treasury shares under Exelon’s two share repurchase programs totaling $1.2 billion and $54 million, respectively. Additionally, in connection with the accelerated share repurchase program, Exelon purchased a forward contract indexed to Exelon’s own common stock of $79 million during the nine months ended September 31, 2007.

Intercompany Money Pool.    Generation repaid borrowings from the Exelon intercompany money pool totaling $86 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, ComEd repaid $140 million that it had borrowed from the Exelon intercompany money pool. As of January 10, 2006, ComEd voluntarily suspended its participation in the money pool. During the nine months ended September 30, 2007, PECO borrowed $125 million from the Exelon intercompany money pool.

Short-Term Borrowings.    During the nine months ended September 30, 2007, Exelon, Generation, ComEd and PECO issued (repaid) $(5) million, $200 million, $(60) million and $5 million of commercial paper, respectively. During the nine months ended September 30, 2006, Exelon, Generation, ComEd and PECO repaid $837 million, $311 million, $306 million and $220 million of commercial paper, respectively. At September 30, 2007, ComEd had $185 million of outstanding borrowings under its credit agreement.

Retirement of Long-Term Debt to Financing Affiliates.    Retirement of long-term debt to financing affiliates during the nine months ended September 30, 2007 and 2006 by registrant was as follows:

	Nine Months Ended September 30,
	2007	2006
Exelon	$840	$691
ComEd	268	261
PECO	572	430

Contributions from Parent/Member.    Contributions from Parent/Member (Exelon) during the nine months ended September 30, 2007, and 2006 by registrant were as follows:

	Nine Months Ended September 30,
	2007	2006
Generation	$—	$5
ComEd	—	23
PECO	228	118

Other.    Other significant financing activities for Exelon for the nine months ended September 30, 2007 and 2006 were as follows:

•	Exelon received proceeds from employee stock plans of $182 million and $149 million during the nine months ended September 30, 2007 and 2006, respectively.

•	There were $63 million and $43 million of excess tax benefits included as a cash inflow in other financing activities during the nine months ended September 30, 2007 and 2006, respectively.

Credit Matters

Credit Facilities.    Exelon, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and ComEd meets its short-term liquidity requirements primarily through borrowings from its credit facility. The Registrants may use credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. At September 30, 2007, ComEd had $185 million of outstanding borrowings under its credit agreement. ComEd used the proceeds of a $425 million first mortgage bond issuance on September 10, 2007 to repay borrowings under this credit agreement. On October 3, 2007, ComEd replaced its existing secured credit facility with an unsecured facility, thereby removing a restriction on future first mortgage bond issuances and increasing ComEd’s capacity to issue such bonds by an additional $2.76 billion. ComEd’s new unsecured facility has an aggregate bank commitment of $1 billion and the initial term expires February 16, 2011. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

At September 30, 2007, the Registrants had the following bank commitments and available capacity under the various credit agreements to which they were a party and the indicated amounts of outstanding commercial paper:

Borrower	Aggregate Bank Commitment(a)	Available Capacity(b)	Outstanding Commercial Paper
Exelon	$1,000	$993	$—
Generation	5,000	4,917	200
ComEd	1,000	745	—
PECO	600	598	100

(a)	Represents the total bank commitments to the borrower under credit agreements to which the borrower is a party.
(b)

Available capacity represents the unused bank commitments under the borrower’s credit agreements net of outstanding letters of credit and any required reserves. The amount of commercial paper outstanding does not reduce the available capacity under the credit agreements.

Interest rates on advances under the credit facilities are based on either prime or the London Interbank Offered Rate (LIBOR) plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. In the cases of Exelon, Generation and PECO, the maximum LIBOR adder is 65 basis points, and in the case of ComEd, it was 200 basis points for the secured facility and is 162.5 basis points for the new unsecured facility.

The average interest rates on commercial paper for the nine months ended September 30, 2007 for Exelon, Generation, ComEd and PECO were approximately 5.38%, 5.63%, 5.58% and 5.35%, respectively.

The credit agreements require the Registrants to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the nine-month period ended September 30, 2007:

	Exelon	Generation	ComEd(a)	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.25 to 1	2.00 to 1

(a)	ComEd’s new unsecured facility entered into on October 3, 2007, requires ComEd to maintain a minimum ratio of 2.00 to 1.

At September 30, 2007, the Registrants were in compliance with the foregoing thresholds.

Intercompany Money Pool.    To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. As of January 10, 2006, ComEd voluntarily suspended its participation in the money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the nine months ended September 30, 2007 are presented in the following table in addition to the net contribution or borrowing as of September 30, 2007:

	Maximum Contributed	Maximum Borrowed	September 30, 2007 Contributed (Borrowed)
Generation	$314	$127	$166
PECO	60	207	(170)
BSC	87	165	(47)
Exelon	113	N/A	51

Security Ratings.    The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets may depend on the securities ratings of the entity that is accessing the capital markets.

On March 9, 2007, Fitch Ratings (Fitch) downgraded the debt ratings of ComEd’s senior secured debt, senior unsecured debt and commercial paper due to Fitch’s concerns regarding the continued legislative efforts to freeze rates and the prospects for adequate and timely cost recovery through future rate increases. On June 12, 2007, Fitch downgraded PECO’s commercial paper rating. According to Fitch, the ratings “ do not reflect any deterioration of PECO’s liquidity profile”; rather, they reflect a change to Fitch’s short-term and long-term rating linkage practices. On August 1, 2007, Fitch placed ComEd’s ratings under Ratings Watch Positive following the Illinois House and Senate approval of the Settlement Legislation. On August 29, 2007, Fitch removed ComEd’s ratings under Ratings Watch Positive and upgraded ComEd’s senior unsecured debt ratings after the governor signed the Settlement Legislation.

On March 26, 2007, Moody’s downgraded ComEd’s senior unsecured debt and commercial paper due to continued regulatory and political uncertainty in Illinois. On August 29, 2007, Moody’s removed ComEd’s ratings from review for possible downgrade and affirmed its current ratings. ComEd’s rating outlook from Moody’s is stable. On September 21, 2007, Moody’s upgraded Exelon’s and Generation’s issuer and senior unsecured debt ratings. Exelon’s and Generation’s ratings outlooks are stable.

On June 1, 2007, S&P downgraded ComEd’s short-term and long-term security ratings due to the continued regulatory and political uncertainty encountered by ComEd. On August 29, 2007, S&P removed the Registrants’ ratings from CreditWatch with negative implications and affirmed their ratings. ComEd’s rating outlook from S&P is positive. Exelon’s, Generation’s and PECO’s ratings outlooks are stable. On September 6, 2007, S&P revised its methodology for rating secured debt and upgraded ComEd’s and PECO’s senior secured debt ratings.

Listed below are the Registrants’ securities ratings as of September 30, 2007.

	Securities	Moody’s	S&P	Fitch
Exelon
	Senior unsecured debt	Baa1	BBB	BBB+
	Commercial paper	P2	A2	F2

Generation
	Senior unsecured debt	A3	BBB+	BBB+
	Commercial paper	P2	A2	F2

ComEd
	Senior unsecured debt	Ba1	B+	BBB-
	Senior secured debt	Baa2	BBB	BBB
	Commercial paper	Not prime	B	B
	Transition bonds (a)	Aaa	AAA	AAA

PECO
	Senior unsecured debt	A3	BBB	A-
	Senior secured debt	A2	A	A
	Commercial paper	P1	A2	F2
	Transition bonds (b)	Aaa	AAA	AAA

(a)	Issued by ComEd Transitional Funding Trust, an unconsolidated affiliate of ComEd.
(b)	Issued by PETT, an unconsolidated affiliate of PECO.

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

Shelf Registrations

Exelon, Generation and ComEd filed automatic shelf registration statements that are not required to specify the amount of securities to be offered thereon. As of September 30, 2007, Exelon, Generation and ComEd had current shelf registration statements for the sale of unspecified amounts of securities that were effective with the SEC, and PECO had a current shelf registration statement for the sale of $75 million of securities that was effective with the SEC. The ability of the Registrants to sell securities in the public market or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and market conditions.

Regulatory Authorizations

In September 2007, ComEd and PECO filed requests with FERC for short-term financing authority in the amounts of $2.5 billion and $1.5 billion, respectively. Upon approval, the requested two-year authorizations will replace the authorizations expiring on December 31, 2007.

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

The following table (in dollars) provides the estimated phase-out range for 2007 based on the per barrel price of oil as of September 30, 2007. The table also contains the estimated 2007 annual average New York Mercantile Exchange, Inc. index (NYMEX) prices per barrel at September 30, 2007 based on year-to-date and futures prices.

Estimated 2007
Beginning of Phase-Out Range(a)	$62
End of Phase-Out Range(a)	78
2007 Annual Average NYMEX	70

(a)

The estimated 2007 phase-out range as of September 30, 2007 is based upon the actual 2006 phase-out range. The actual 2006 phase-out range was determined using the inflation adjustment factor published by the IRS in April 2007. The actual 2006 phase-out range was increased by 2% (Exelon’s estimate of inflation) to arrive at the estimated 2007 phase-out range.

As of September 30, 2007, Exelon has estimated the 2007 phase-out to be 47%, which has reduced Exelon’s earned after-tax credits of $206 million to $108 million for the nine months ended September 30, 2007. Exelon anticipates generating approximately $220 million of cash over the life of these investments, of which approximately $160 million is expected in total for 2007 and 2008, assuming a 47% phase-out of tax credits. This estimate may change significantly due to the volatility of oil prices. See Note 10 of the Combined Notes to Consolidated Financial Statements for further discussion.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of September 30, 2007 were materially unchanged, other than in the normal course of business, from the amounts set forth in the 2006 Annual Report on Form 10-K except for the following:

Exelon

•

Letters of credit increased $6 million and guarantees increased by $137 million primarily as a result of leasing activities, energy trading activities and the performance guaranty agreement entered into in connection with the sale of TEG and TEP.

•

Exelon adopted FIN 48 as of January 1, 2007. As of the date of adoption, Exelon’s FIN 48 liability was $501 million and FIN 48 net interest payable was $130 million. As of September 30, 2007, Exelon’s FIN 48 liability was $483 million and FIN 48 net interest payable was $141 million. The FIN 48 interest payable was calculated based on Exelon’s net FIN 48 position at January 1, 2007 and September 30, 2007. As of September 30, 2007, Exelon was unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Generation

•	Generation issued $700 million of Senior Notes due October 1, 2017.

•

Letters of credit increased by $5 million and guarantees increased by $126 million primarily as a result of Generation’s energy trading activities and the performance guaranty agreement entered into in connection with the sale of TEG and TEP.

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others decreased by approximately $1,839 million during the nine months ended September 30, 2007, reflecting increases of approximately $1,185 million, $650 million, $150 million and $85 million in 2008, 2009, 2010 and 2011 and beyond sales commitments, respectively, offset by the fulfillment of approximately $3,909 million of 2007 commitments during the nine months ended September 30, 2007. The increases were primarily due to increased forward sales of energy to counterparties other than ComEd as a result of the expiration of the PPA with ComEd on December 31, 2006 (see Note 5 of the Combined Notes to Consolidated Financial Statements for further information), as well as increased overall hedging activity in the normal course of business.

•

On April 4, 2007, Generation agreed to sell its rights to 942 MWs of capacity, energy, and ancillary services supplied from its existing long-term contract with Tenaska Georgia Partners, LP through a tolling agreement with Georgia Power, a subsidiary of Southern Company, commencing June 1, 2010 and lasting for 20 years. The transaction was approved by the Georgia Public Service Commission (GPSC) in October of 2007. Exelon and Generation will recognize a non-cash after-tax loss of approximately $71 million during the fourth quarter of 2007. The transaction provides Generation with approximately $43 million in annual revenue in the form of capacity payments over the term of the tolling agreement.

•

Generation’s long-term commitments for nuclear fuel as of September 30, 2007 increased by $146 million, $80 million, $83 million, $92 million, and $229 million for 2008, 2009, 2010, 2011, 2012 and beyond, respectively, as compared to December 31, 2006. Generation’s long-term commitments for coal as of September 30, 2007 increased by $99 million, $45 million and $22 million for 2008, 2009 and 2010, respectively, as compared to December 31, 2006. Increases in nuclear fuel and coal commitments are due to contracts entered into in the normal course of business.

•

Generation adopted FIN 48 as of January 1, 2007. As of the date of adoption, Generation’s FIN 48 liability was $38 million and FIN 48 net interest receivable was $1 million. The FIN 48 interest receivable was calculated based on Generation’s net FIN 48 position at January 1, 2007. As of September 30, 2007, Generation’s FIN 48 liability was $42 million. As of September 30, 2007, Generation was unable to reasonably estimate the timing of FIN 48 liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

ComEd

•	ComEd issued $300 million First Mortgage 5.90% Bonds due March 15, 2036 and $425 million First Mortgage 6.15% Bonds due on September 15, 2017.

•	ComEd adopted FIN 48 as of January 1, 2007. As of the date of adoption, ComEd’s FIN 48 liability was $427 million and FIN 48 net interest payable was $167 million. As of September 30, 2007, ComEd’s

FIN 48 liability was $409 million and FIN 48 net interest payable was $191 million. The FIN 48 interest payable was calculated based on ComEd’s net FIN 48 position at January 1, 2007 and September 30, 2007. As of September 30, 2007, ComEd was unable to reasonably estimate the timing of FIN 48 liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

PECO

•	PECO issued $175 million First and Refunding Mortgage Bonds, 5.70% Series due March 15, 2037.

•

PECO’s total fuel purchase obligations increased by approximately $142 million during the nine months ended September 30, 2007, reflecting an increase of $14 million, $69 million, $35 million and $24 million in 2007, 2008, 2009 and 2010, respectively, primarily related to the purchase of natural gas and related transportation services.

•

PECO adopted FIN 48 as of January 1, 2007. As of the date of adoption, PECO’s FIN 48 liability was $11 million and FIN 48 net interest receivable was $21 million. As of September 30, 2007, PECO’s FIN 48 liability was $2 million and FIN 48 net interest receivable was $33 million. The FIN 48 interest receivable was calculated based on PECO’s net FIN 48 position at January 1, 2007 and September 30, 2007. As of September 30, 2007, PECO was unable to reasonably estimate the timing of FIN 48 liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

See Note 13 of the Combined Notes to Consolidated Financial Statements for further information on the Registrants’ commitments, including those reached in connection with the Settlement.

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

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended September 30, 2007 compared to three months ended September 30, 2006 and nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended September 30, 2007 compared to three months ended September 30, 2006 and nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At September 30, 2007, ComEd had access to secured revolving credit facilities with aggregate bank commitments of $1 billion. On October 3, 2007, ComEd replaced its existing secured credit facility with an unsecured facility. At September 30, 2007, ComEd had borrowed $185 million from its secured credit facility since its access to the commercial paper market is limited due to its current credit ratings. See the “Credit Matters” section of “Liquidity and Capital Resources” for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. As a result of these factors, ComEd’s working capital, defined as current assets less current liabilities, is in a net deficit position. ComEd intends to refinance maturing long-term debt in 2008. As of October 3, 2007, ComEd has the capacity to issue approximately $2.79 billion of first mortgage bonds as a result of replacing its secured credit facility, which contained a restriction on such bond issuances, with an unsecured credit facility, which does not contain that restriction. To manage cash flows, ComEd did not pay a dividend in 2006 or during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007 as compared to the same period in 2006, ComEd experienced a decrease in operating cash flows primarily due to a change in its payment terms with energy suppliers resulting from downgraded credit ratings and due to under-recovery of energy costs, which have been recognized as a regulatory asset. Since January 2007, a substantial portion of ComEd’s revenues represents the recovery of its costs of procuring energy, which costs it is allowed to pass-along to its customers without mark-up. In addition, CTC revenues ceased as of January 1, 2007. While ComEd’s 2007 results reflect an $83 million annual rate increase as allowed by the ICC, this rate increase was based generally on 2004 costs and does not include the impacts of increased operating expenses since 2004 or additional net capital investment since the end of 2005. ComEd filed a new delivery service rate case with the ICC in October of 2007 based on a 2006 test year and also filed a transmission rate case with FERC during the first quarter of 2007. On June 5, 2007, FERC issued an order for the transmission rate case conditionally approving ComEd’s proposal to implement a formula based transmission rate and associated rate increase effective May 1, 2007, subject to refund. On October 5, 2007, ComEd made a filing with FERC seeking approval of a settlement agreement reached among ComEd, FERC Trial Staff and the active intervenors in the proceeding. The requested rate increases were filed to reduce the regulatory lag related to recovery of ComEd’s costs and returns on its investments. See Note 5 of the Combined Notes to Consolidated Financial Statements for further discussion.

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

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended September 30, 2007 compared to three months ended September 30, 2006 and nine months ended September 30, 2007 compared to nine months ended September 30, 2006 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

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

Commodity Price Risk (Exelon, Generation and ComEd)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels, including oil, gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. PECO has transferred most of its commodity price risk to Generation through a PPA that expires at the end of 2010. ComEd has transferred most of its near term commodity price risk to generating companies through the former Illinois auction process and the significant portion of its longer term commodity price risk to Generation through the five-year financial swap contract that expires on May 31, 2013.

Exelon and Generation

In 2005, Exelon and Generation entered into certain derivatives in the normal course of trading operations to economically hedge a portion of the exposure to a phase-out of the tax credits for the sale of synthetic fuel produced from coal. One of the sellers of the tax credits has security interests in these derivatives. Including the related mark-to-market gains and losses on these derivatives, interests in synthetic fuel-producing facilities increased Exelon’s net income by $17 million and reduced Exelon’s net income by $13 million during the three months ended September 30, 2007 and 2006, respectively. Additionally, interests in synthetic fuel-producing facilities increased net income by $69 million and reduced net income by $55 million during the nine months ended September 30, 2007 and 2006, respectively. Exelon anticipates that it will continue to record income or losses related to the mark-to-market gains or losses on its derivative instruments and changes to the tax credits earned by Exelon during the period of production due to the volatility of oil prices. Net income from interests in synthetic fuel-producing facilities is reflected in Exelon’s Consolidated Statements of Operations and Comprehensive Income within income taxes, operating and maintenance expense, depreciation and amortization expense, interest expense, equity in losses of unconsolidated affiliates and other, net. See Note 10 of the Combined Notes to Consolidated Financial Statements for further information related to synthetic fuel activity.

Generation

Generation’s energy contracts are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133). Economic hedges may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates within Exelon’s 2006 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in other comprehensive income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings.

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail loads, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. The maximum length of time over which cash flows related to energy commodities are currently being hedged is approximately five years. Generation has estimated a greater than 90% economic hedge ratio for 2007, which includes cash flow and other derivatives, for its energy marketing portfolio. This economic hedge ratio represents the percentage of its forecasted aggregate annual economic generation supply that is committed to firm sales, including sales to ComEd’s and PECO’s retail load. ComEd’s and PECO’s retail loads assumptions are based on forecasted average demand. A portion of Generation’s economic hedge may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. The economic hedge ratio is not fixed and will vary from time to time depending upon market conditions, demand, energy market option volatility and actual loads. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for the remainder of 2007 of Generation’s economic hedge portfolio associated with a 10% reduction in the annual average around-the-clock market price of electricity would be a decrease of less than $50 million in net income. This sensitivity assumes that price changes occur evenly throughout the year and across all markets. The sensitivity also assumes a static portfolio. Generation expects to actively manage its portfolio to mitigate market price exposure. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities, which included volumes of 5,667 GWhs and 8,909 GWhs for the three months ended September 30, 2007 and 2006, respectively, and 15,543 GWhs and 23,663 GWhs for the nine months ended September 30, 2007 and 2006, respectively are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s revenue from energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. Trading portfolio activity for the nine months ended September 30, 2007 resulted in a gain of $43 million due to a net mark-to-market gain of $36 million and realized gain of $7 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $230,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the nine months ended September 30, 2007 of $4,868 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s Risk Oversight Committee monitor the financial risks of the proprietary trading activities.

Trading and Economic Hedge Marketing Activities.    The following detailed presentation of the trading and economic hedge marketing activities at Generation is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Generation’s mark-to-market net asset or liability balance sheet position from January 1, 2007 to September 30, 2007. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from accumulated OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets.

Total(a)
Total mark-to-market energy contract net assets at January 1, 2007	$499
Total change in fair value during 2007 of contracts recorded in earnings	(32)
Reclassification to realized at settlement of contracts recorded in earnings	(63)
Reclassification to realized at settlement from accumulated OCI	(14)
Effective portion of changes in fair value — recorded in OCI	(539)

Total mark-to-market energy contract net liabilities at September 30, 2007	$(149)

(a)	Includes $130 million of changes in fair value of the five-year financial swap with ComEd.

The following table details the balance sheet classification of Generation’s mark-to-market energy contract net assets (liabilities) recorded as of September 30, 2007 and December 31, 2006:

	September 30, 2007(a)	December 31, 2006
Current assets	$693	$1,408
Noncurrent assets	232	171

Total mark-to-market energy contract assets	925	1,579

Current liabilities	(645)	(1,003)
Noncurrent liabilities	(429)	(77)

Total mark-to-market energy contract liabilities	(1,074)	(1,080)

Total mark-to-market energy contract net assets (liabilities)	$(149)	$499

(a)

Includes the fair value of the five-year financial swap with ComEd, with current liabilities including $9 million and noncurrent liabilities including $121 million, all related to Generation’s five-year financial swap contract with ComEd. The fair value balances are eliminated upon consolidation.

The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges. Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the assets, which are primarily option contracts, represents contracts for which external valuations are not available. These contracts are valued using the Black model, an industry standard option valuation model. The fair values in each category reflect the level of forward prices and volatility factors as of September 30, 2007 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation holds and sells. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

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

	Maturities Within
	2007	2008	2009	2010	2011	2012 and Beyond	Total Fair Value
Normal Operations, qualifying cash-flow hedge contracts(a):
Prices provided by external sources	$153	$(30)	$(122)	$(10)	$—	$1	$(8)
Prices based on model or other valuation methods	—	(1)	(15)	(19)	(36)	(59)	(130)

Total	$153	$(31)	$(137)	$(29)	$(36)	$(58)	$(138)

Normal Operations, other derivative contracts(b):
Actively quoted prices	$(37)	$(1)	$(15)	$—	$—	$—	$(53)
Prices provided by external sources	45	43	(2)	(3)	—	—	83
Prices based on model or other valuation methods	(14)	(14)	(13)	—	—	—	(41)

Total	$(6)	$28	$(30)	$(3)	$—	$—	$(11)

(a)	Mark-to-market gains and losses on economic hedge contracts that qualify as cash-flow hedges are recorded in OCI. Includes $130 of changes in fair value of the five-year financial swap with ComEd.
(b)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in earnings.

The table below provides details of effective cash-flow hedges under SFAS No. 133 included in the balance sheet as of September 30, 2007. The data in the table gives an indication of the magnitude of SFAS No. 133 hedges Generation has in place; however, since under SFAS No. 133 not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a roll-forward of accumulated OCI related to cash-flow hedges from January 1, 2007 to September 30, 2007, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges). Information related to energy merchant activities is presented separately from interest-rate hedging activities.

	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
	Power Team Normal Operations and Hedging Activities(a)	Interest-Rate and Other Hedges	Total Cash-Flow Hedges
Accumulated OCI derivative gain (loss) at January 1, 2007	$250	$(3)	$247
Changes in fair value	(325)	3	(322)
Reclassifications from accumulated OCI to net income	(6)	—	(6)

Accumulated OCI derivative loss at September 30, 2007	$(81)	$—	$(81)

(a)	Includes $76 million, net of taxes, of changes in fair value of the five-year financial swap with ComEd.

ComEd

ComEd’s energy contracts are accounted for under SFAS No. 133. Economic hedges may qualify for the normal purchases and normal sales exemption to SFAS No. 133, which is discussed in Critical Accounting Policies and Estimates within Exelon’s 2006 Annual Report on Form 10-K. Energy contracts that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in earnings unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. With the exception of ComEd’s energy derivative swap with Generation, changes in the fair value of derivative contracts that do not meet the hedge criteria under SFAS No. 133 or are not designated as such are recognized in current earnings. Since the swap contract was deemed prudent by the Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates, the change in the fair value each period is recorded by ComEd as a regulatory asset or liability.

Additionally, ComEd has derivatives to manage its market price exposures to certain wholesale contracts that extend through the first quarter of 2008. The contracts that ComEd has entered into as part of the initial ComEd auction (see Note 8 of the Combined Notes to Consolidated Financial Statements) are deemed to be derivatives that qualify for the normal purchases and normal sales exception to SFAS No. 133. ComEd does not enter into derivatives for speculative or trading purposes. As of September 30, 2007, the fair value of the derivative wholesale contracts of $3 million was recorded on ComEd’s Consolidated Balance Sheet as a current liability.

The following detailed presentation of the energy-related derivative activities at ComEd is included to address the recommended disclosures by the energy industry’s CCRO. The following table provides detail on changes in ComEd’s mark-to-market net liability or asset balance sheet position from January 1, 2007 to September 30, 2007. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from accumulated OCI to earnings and changes in fair value for the hedging activities that are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets.

Total
Total mark-to-market energy contract net liabilities at January 1, 2007	$(11)
Total change in fair value during 2007 of contracts recorded in earnings	(2)
Reclassification to realized at settlement of contracts recorded in earnings	3
Reclassification to realized at settlement from accumulated OCI	3
Changes in fair value — recorded in OCI	4
Changes in fair value — energy derivative with Generation — recorded in regulatory liabilities	130

Total mark-to-market energy contract net assets at September 30, 2007	$127

The following table details the balance sheet classification of ComEd’s mark-to-market energy contract net assets (liabilities) recorded as of September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
Current assets(a)	$9	$—
Noncurrent assets(a)	121	—

Total mark-to-market energy contract assets	130	—

Current liabilities	(3)	(11)
Noncurrent liabilities	—	—

Total mark-to-market energy contract liabilities	(3)	(11)

Total mark-to-market energy contract net assets (liabilities)	$127	$(11)

(a)

Includes the fair value of energy derivative asset with Generation, with current assets including $9 million and noncurrent assets including $121 million, all related to the Generation’s five-year financial swap contract with ComEd.

The fair values in each category reflect the level of forward prices and volatility factors as of September 30, 2007 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of the derivative contract ComEd holds. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from energy marketing and trading activities and such variations could be material.

The fair value used in determining the carrying amount of ComEd’s mark-to-market asset or liability related to the Generation swap is based on model or other valuation methods. This table provides the maturity, by year, of ComEd’s net assets/liabilities associated with the Generation swap, giving an indication of when these mark-to-market amounts will settle and either generate or require cash.

	Maturities Within						Total Fair Value
	2007	2008	2009	2010	2011	2012 and Beyond
Prices based on model or other valuation methods	$—	$1	$15	$19	$36	$59	$130

Credit Risk (Exelon, Generation, ComEd and PECO)

Generation

Generation’s PPA with ComEd expired at the end of 2006. In September 2006, Generation participated in and won portions of the ComEd and Ameren procurement auctions. Beginning in 2007 and as a result of the auctions, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. Although the Settlement Legislation established a new procurement process in place of the procurement auctions, Generation is expected to participate in the alternative competitive procurement process and will continue to have credit risk in connection with contracts for sale of electricity resulting from the alternative competitive procurement process. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit worthiness of the new and existing counterparties, including ComEd and Ameren.

Generation attempts to enter into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, the credit department establishes credit limits and letter of credit requirements for each counterparty, which are defined in each contract. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s credit limit and letter of credit thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis. See the Collateral section below for additional information.

The following tables provide information on Generation’s credit exposure, net of collateral, as of September 30, 2007. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include sales to Generation’s affiliates, accounts receivable exposure, credit risk exposure from uranium procurement contracts or exposure through Regional Transmission Organizations (RTOs) and Independent System Operators (ISOs), which are discussed below.

Rating as of September 30, 2007	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$688	$86	$602	1	$96
Non-investment grade	8	—	8	—	—
No external ratings
Internally rated —investment grade	2	—	2	—	—
Internally rated — non-investment grade	10	3	7	—	—

Total	$708	$89	$619	1	$96

	Maturity of Credit Risk Exposure
Rating as of September 30, 2007	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$669	$19	$—	$688
Non-investment grade	8	—	—	8
No external ratings
Internally rated — investment grade	2	—	—	2
Internally rated — non-investment grade	8	1	1	10

Total	$687	$20	$1	$708

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

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd and Ameren, collateral postings will be one-sided from Generation only. That is, if market prices fall below ComEd’s or Ameren’s contracted price levels, neither ComEd nor Ameren is required to post collateral; however, if market prices rise above contracted price levels with ComEd or Ameren, Generation may be required to post collateral. See Note 4 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2006 Annual Report on Form 10-K for further information on contracted clearing prices related to the ComEd and Ameren auctions. Under the terms of the 5-year financial swap contract with ComEd, there are no immediate collateral provisions on either party. However, if ComEd achieves investment grade ratings from Moody’s or S&P, and than is later downgraded below investment grade, collateral postings would be one-sided from ComEd; conversely, should Generation be downgraded below investment grade, collateral postings would be one-sided from Generation. Should both ComEd rise above investment grade and then subsequently be downgraded below investment grade and Generation be downgraded below investment grade, collateral postings would be required from either party depending on how market prices compare to the contracted price levels. Under no circumstances would collateral postings exceed $200 million from either ComEd or Generation.

As of September 30, 2007, Generation had $161 million of collateral deposit payments being held by counterparties and Generation was holding $16 million of collateral deposits received from counterparties.

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

ComEd and PECO

Credit risk for ComEd and PECO is managed by credit and collection policies, which are consistent with state regulatory requirements. ComEd and PECO are each currently obligated to provide service to all electric customers within their respective franchised territories. ComEd and PECO record a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. ComEd will continue to monitor the impact of the reverse-auction power prices on its customer payment practices as it relates to its provision for uncollectible accounts. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. The Settlement Legislation prohibits utilities, including ComEd, from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year through March 1 of the following year.

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

Exelon

Exelon’s Consolidated Balance Sheet as of September 30, 2007 included a $547 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1,492 million, less unearned income of $945 million. The future minimum lease payments are supported by collateral and credit enhancement measures, including letters of credit, surety bonds and credit swaps issued by high credit quality financial institutions. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases.

Interest-Rate Risk (Exelon, Generation, ComEd and PECO)

Variable Rate Debt.    The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At September 30, 2007, Exelon had $100 million of notional amounts of fair-value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a $1 million decrease in Exelon’s pre-tax earnings for the three months ended September 30, 2007. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in a decrease of less than $1 million for Generation, ComEd and PECO in pre-tax earnings for the three months ended September 30, 2007.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of September 30, 2007, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $497 million reduction in the fair value of the trust assets.

Exelon and Generation maintain trust assets associated with defined benefit pension and other postretirement benefits. See Defined Benefit Pension and Other Postretirement Welfare Benefits in the Critical Accounting Policies and Estimates section within Exelon’s 2006 Annual Report on Form 10-K for information regarding the pension and other postretirement benefit trust assets.

Item 4.    Controls and Procedures

During the third quarter of 2007, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of September 30, 2007, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.    Controls and Procedures

During the third quarter of 2007, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of September 30, 2007, the principal executive officer and principal financial officer of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

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

Item 1A.    Risk Factors

At September 30, 2007, the Registrants’ risk factors changed compared to the risk factors described in Exelon’s 2006 Annual Report on Form 10-K as follows: (a) the two risk factors titled “ComEd may file for voluntary relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code if rate rollback and freeze legislation is enacted into law” and “Exelon and Generation will be negatively affected if ComEd files for voluntary relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code” are no longer applicable as ComEd reached a Settlement with various representatives from the State of Illinois in July 2007 to address rate relief for Illinois electricity customers (see Note 5 of the Combined Notes to Consolidated Financial Statements for additional information) and (b) the Registrants updated the risk factors described below.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Exelon

The attached table gives information on a monthly basis regarding purchases made by Exelon of its common stock in the quarter covered by this Report.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(b)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2007	4,529	$76.52	—	(b)
August 1 — August 31, 2007	20,970	73.54	—	(b)
September 1 — September 30, 2007	6,412	82.78	15,100,727	(b)

Total	31,911	$82.77	15,100,727	(b)

(a)

Shares other than those purchased as part of a publicly announced plan primarily represent restricted and performance shares surrendered by employees to satisfy tax obligations arising upon the vesting of restricted shares.

(b)

In April 2004, Exelon’s Board of Directors approved a discretionary share repurchase program that allows Exelon to repurchase shares of its common stock on a periodic basis in the open market. The share repurchase program is intended to mitigate, in part, the dilutive effect of shares issued under Exelon’s employee stock option plan and Exelon’s Employee Stock Purchase Plan. The aggregate shares of common stock repurchased pursuant to the program cannot exceed the economic benefit received after January 1, 2004 due to stock option exercises and share purchases pursuant to Exelon’s Employee Stock Purchase Plan. The economic benefit consists of direct cash proceeds from purchases of stock and tax benefits associated with exercises of stock options. The 2004 share repurchase program has no specified limit and no specified termination date.

In addition, on August 31, 2007, Exelon’s Board of Directors approved a share repurchase program for up to $1.25 billion of Exelon’s outstanding common stock in connection with Exelon’s value return policy, which uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the absence of higher value-added growth opportunities. The related accelerated share repurchase agreement includes a pricing collar, which establishes a minimum and maximum number of shares that can be repurchased.

See Note 12 of the Combined Notes to Consolidated Financial Statements for further information regarding Exelon’s share repurchase programs.

Item 6.    Exhibits

Exhibit No.	Description

4-1	Indenture dated as of September 28, 2007 from Generation to U.S. Bank National Association, as trustee (File 333-85496, Form 8-K dated September 28, 2007, Exhibit 4.1)

4-3-1	Supplemental Indentures to Commonwealth Edison Mortgage:

	Dated as of	File Reference	Exhibit No.
	August 30, 2007	1-1839, Form 8-K dated September 10, 2007	4.1

10-1	Credit Agreement dated as of October 3, 2007 among ComEd, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 1-1839, Form 8-K dated October 3, 2007, Exhibit 99.1)

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed by the following officers for the following companies:

31-1	— Filed by John W. Rowe for Exelon Corporation

31-2	— Filed by John F. Young for Exelon Corporation

31-3	— Filed by John W. Rowe for Exelon Generation Company, LLC

31-4	— Filed by John F. Young for Exelon Generation Company, LLC

31-5	— Filed by Frank M. Clark for Commonwealth Edison Company

31-6	— Filed by Robert K. McDonald for Commonwealth Edison Company

31-7	— Filed by Denis P. O’Brien for PECO Energy Company

31-8	— Filed by Phillip S. Barnett for PECO Energy Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed by the following officers for the following companies:

32-1	— Filed by John W. Rowe for Exelon Corporation

32-2	— Filed by John F. Young for Exelon Corporation

32-3	— Filed by John W. Rowe for Exelon Generation Company, LLC

32-4	— Filed by John F. Young for Exelon Generation Company, LLC

32-5	— Filed by Frank M. Clark for Commonwealth Edison Company

32-6	— Filed by Robert K. McDonald for Commonwealth Edison Company

32-7	— Filed by Denis P. O’Brien for PECO Energy Company

32-8	— Filed by Phillip S. Barnett for PECO Energy Company

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON CORPORATION

/S/ JOHN W. ROWE	/S/ JOHN F. YOUNG
John W. Rowe	John F. Young
Chairman, Chief Executive Officer and President	Executive Vice President, Finance and Markets
(Principal Executive Officer)	and Chief Financial Officer
(Principal Financial Officer)

/S/ MATTHEW F. HILZINGER
Matthew F. Hilzinger
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

October 26, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/S/ JOHN W. ROWE	/S/ JOHN F. YOUNG
John W. Rowe	John F. Young
Chairman, Chief Executive Officer and President, Exelon, and President	Executive Vice President, Finance and Markets and Chief Financial Officer, Exelon, and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial Officer)

/S/ JON D. VEURINK
Jon D. Veurink
Vice President and Controller
(Principal Accounting Officer)

October 26, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH EDISON COMPANY

/S/ FRANK M. CLARK	/S/ J. BARRY MITCHELL
Frank M. Clark	J. Barry Mitchell
Chairman and Chief Executive Officer	President and Chief Operating Officer
(Principal Executive Officer)

/S/ ROBERT K. MCDONALD	/S/ MATTHEW R. GALVANONI
Robert K. McDonald	Matthew R. Galvanoni
Senior Vice President, Chief Financial	Vice President and Controller
Officer, Treasurer and Chief Risk Officer	(Principal Accounting Officer)
(Principal Financial Officer)

October 26, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PECO ENERGY COMPANY

/S/ DENIS P. O’BRIEN	/S/ PHILLIP S. BARNETT
Denis P. O’Brien	Phillip S. Barnett
Chief Executive Officer and President and Executive Vice President, Exelon (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MATTHEW R. GALVANONI
Matthew R. Galvanoni
Vice President and Controller
(Principal Accounting Officer)

October 26, 2007