Form 10-Q
period 2009-09-30
EXELON CORP; COMMONWEALTH EDISON CO; PECO ENERGY CO; EXELON GENERATION CO LLC
filed 2009-10-23
CIK 1109357, 22606, 78100, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company

Exelon Corporation	✓
Exelon Generation Company, LLC			✓
Commonwealth Edison Company			✓
PECO Energy Company			✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑.

The number of shares outstanding of each registrant’s common stock as of September 30, 2009 was:

Exelon Corporation Common Stock, without par value	659,377,386
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,519
PECO Energy Company Common Stock, without par value	170,478,507

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

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Report are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants’ 2008 Annual Report on Form 10-K: ITEM 1A. Risk Factors, as updated by Part II, ITEM 1A of this Report; ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, ITEM 2. of this Report; and ITEM 8. Financial Statements and Supplementary Data: Note 18, as updated by Part I, Item 1. Financial Statements, 14 of this Report; and (b) other factors discussed herein and in other filings with the United States Securities and Exchange Commission (SEC) by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

EXELON CORPORATION

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2009	2008	2009	2008
Operating revenues	$4,339	$5,228	$13,202	$14,366
Operating expenses
Purchased power	796	1,327	2,400	3,565
Fuel	404	718	1,640	1,608
Operating and maintenance	1,020	1,110	3,492	3,383
Operating and maintenance for regulatory required programs	19	11	44	17
Depreciation and amortization	485	431	1,360	1,230
Taxes other than income	212	218	592	597

Total operating expenses	2,936	3,815	9,528	10,400

Operating income	1,403	1,413	3,674	3,966

Other income and deductions
Interest expense, net	(170)	(172)	(493)	(532)
Interest expense to affiliates, net	(18)	(31)	(62)	(106)
Equity in losses of unconsolidated affiliates and investments	(8)	(6)	(21)	(19)
Other, net	148	(158)	367	(256)

Total other income and deductions	(48)	(367)	(209)	(913)

Income from continuing operations before income taxes	1,355	1,046	3,465	3,053
Income taxes	598	346	1,339	1,022

Income from continuing operations	757	700	2,126	2,031

Discontinued operations
Loss on disposal of discontinued operations (net of taxes of $0, $0, $0 and $0 for the three and nine months ended September 30, 2009 and 2008, respectively)	—	—	—	(1)

Loss from discontinued operations, net	—	—	—	(1)

Net income	757	700	2,126	2,030

Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(3)	(2)	(8)	(7)
Actuarial loss reclassified to periodic cost	26	16	72	47
Transition obligation reclassified to periodic cost	1	1	2	2
Pension and non-pension postretirement benefit plans valuation adjustment	—	—	28	2
Change in unrealized gain (loss) on cash-flow hedges	(128)	1,280	177	328
Change in unrealized gain (loss) on marketable securities	2	(1)	7	(3)

Other comprehensive income (loss)	(102)	1,294	278	369

Comprehensive income	$655	$1,994	$2,404	$2,399

Average shares of common stock outstanding:
Basic	660	658	659	658
Diluted	662	662	661	663

Earnings per average common share — basic:
Income from continuing operations	$1.15	$1.06	$3.22	$3.09

Net income	$1.15	$1.06	$3.22	$3.09

Earnings per average common share — diluted:
Income from continuing operations	$1.14	$1.06	$3.21	$3.06

Net income	$1.14	$1.06	$3.21	$3.06

Dividends per common share	$0.53	$0.50	$1.58	$1.50

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2009	2008
Cash flows from operating activities
Net income	$2,126	$2,030
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	1,935	1,725
Impairment of long-lived assets	223	—
Deferred income taxes and amortization of investment tax credits	740	111
Net fair value changes related to derivatives and nuclear decommissioning trust funds	(257)	(115)
Other non-cash operating activities	464	658
Changes in assets and liabilities:
Accounts receivable	335	226
Inventories	41	(158)
Accounts payable, accrued expenses and other current liabilities	(463)	(261)
Counterparty collateral received, net	380	245
Income taxes	(176)	457
Pension and non-pension postretirement benefit contributions	(456)	(103)
Other assets and liabilities	(263)	(448)

Net cash flows provided by operating activities	4,629	4,367

Cash flows from investing activities
Capital expenditures	(2,252)	(2,282)
Proceeds from nuclear decommissioning trust fund sales	18,769	14,392
Investment in nuclear decommissioning trust funds	(18,949)	(14,621)
Change in restricted cash	32	28
Other investing activities	16	6

Net cash flows used in investing activities	(2,384)	(2,477)

Cash flows from financing activities
Changes in short-term debt	(71)	(431)
Issuance of long-term debt	1,987	1,969
Retirement of long-term debt	(1,515)	(1,397)
Retirement of long-term debt to financing affiliates	(533)	(862)
Dividends paid on common stock	(1,038)	(989)
Proceeds from employee stock plans	28	122
Purchase of treasury stock	—	(436)
Purchase of forward contract in relation to certain treasury stock	—	(64)
Other financing activities	—	69

Net cash flows used in financing activities	(1,142)	(2,019)

Increase (decrease) in cash and cash equivalents	1,103	(129)
Cash and cash equivalents at beginning of period	1,271	311

Cash and cash equivalents at end of period	$2,374	$182

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,374	$1,271
Restricted cash and investments	43	75
Accounts receivable, net
Customer	1,418	1,928
Other	442	324
Mark-to-market derivative assets	467	410
Inventories, net
Fossil fuel	216	315
Materials and supplies	568	528
Other	367	517

Total current assets	5,895	5,368

Property, plant and equipment, net	26,653	25,813
Deferred debits and other assets
Regulatory assets	5,137	5,940
Nuclear decommissioning trust funds	6,502	5,500
Investments	707	670
Investments in affiliates	25	45
Goodwill	2,625	2,625
Mark-to-market derivative assets	482	507
Other	1,476	1,349

Total deferred debits and other assets	16,954	16,636

Total assets	$49,502	$47,817

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$140	$211
Long-term debt due within one year	873	29
Long-term debt to PECO Energy Transition Trust due within one year	591	319
Accounts payable	1,075	1,416
Mark-to-market derivative liabilities	206	214
Accrued expenses	888	1,151
Deferred income taxes	117	77
Other	554	663

Total current liabilities	4,444	4,080

Long-term debt	11,021	11,397
Long-term debt to PECO Energy Transition Trust	—	805
Long-term debt to other financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,858	4,939
Asset retirement obligations	3,381	3,734
Pension obligations	3,782	4,111
Non-pension postretirement benefit obligations	2,248	2,255
Spent nuclear fuel obligation	1,017	1,015
Regulatory liabilities	3,395	2,520
Mark-to-market derivative liabilities	72	24
Other	1,317	1,413

Total deferred credits and other liabilities	21,070	20,011

Total liabilities	36,925	36,683

Commitments and contingencies
Preferred securities of subsidiary	87	87
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 659 and 658 shares outstanding at September 30, 2009 and December 31, 2008, respectively).	8,896	8,816
Treasury stock, at cost (35 and 35 shares held at September 30, 2009 and December 31, 2008, respectively)	(2,338)	(2,338)
Retained earnings	7,905	6,820
Accumulated other comprehensive loss, net	(1,973)	(2,251)

Total shareholders’ equity	12,490	11,047

Total liabilities and shareholders’ equity	$49,502	$47,817

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, except issued shares)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2008	692,953	$8,816	$(2,338)	$6,820	$(2,251)	$11,047
Net income	—	—	—	2,126	—	2,126
Long-term incentive plan activity	1,191	80	—	—	—	80
Common stock dividends declared	—	—	—	(1,041)	—	(1,041)
Other comprehensive income, net of income taxes of $199	—	—	—	—	278	278

Balance, September 30, 2009	694,144	$8,896	$(2,338)	$7,905	$(1,973)	$12,490

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Operating revenues
Operating revenues	$1,534	$2,059	$4,737	$5,584
Operating revenues from affiliates	911	1,014	2,687	2,727

Total operating revenues	2,445	3,073	7,424	8,311

Operating expenses
Purchased power	303	528	962	1,704
Fuel	379	669	1,295	1,211
Operating and maintenance	522	557	1,975	1,811
Operating and maintenance from affiliates	70	68	235	212
Depreciation and amortization	74	58	223	202
Taxes other than income	51	53	150	153

Total operating expenses	1,399	1,933	4,840	5,293

Operating income	1,046	1,140	2,584	3,018

Other income and deductions
Interest expense	(24)	(34)	(77)	(108)
Equity in losses of investments	(1)	—	(2)	(1)
Other, net	192	(164)	325	(292)

Total other income and deductions	167	(198)	246	(401)

Income from continuing operations before income taxes	1,213	942	2,830	2,617
Income taxes	556	307	1,133	891

Income from continuing operations	657	635	1,697	1,726

Discontinued operations
Loss on disposal of discontinued operations (net of taxes of $0, $0, $0 and $0 for the three and nine months ended September 30, 2009 and 2008, respectively)	—	—	—	(1)

Loss from discontinued operations, net	—	—	—	(1)

Net income	657	635	1,697	1,725

Other comprehensive income (loss), net of income taxes
Prior service benefit reclassified to periodic benefit cost related to non-pension, postretirement benefit plans	—	(1)	—	(1)
Pension and non-pension postretirement benefit plans valuation adjustment	—	—	—	(3)
Change in unrealized gain (loss) on cash-flow hedges	(98)	1,656	559	543

Other comprehensive income (loss)	(98)	1,655	559	539

Comprehensive income	$559	$2,290	$2,256	$2,264

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2009	2008
Cash flows from operating activities
Net income	$1,697	$1,725
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel amortization	797	697
Impairment of long-lived assets	223	—
Deferred income taxes and amortization of investment tax credits	674	238
Net fair value changes related to derivatives and nuclear decommissioning trust funds	(257)	(113)
Other non-cash operating activities	29	234
Changes in assets and liabilities:
Accounts receivable	147	39
Receivables from and payables to affiliates, net	(30)	(64)
Inventories	(8)	(75)
Accounts payable, accrued expenses and other current liabilities	(105)	(93)
Counterparty collateral received, net	379	247
Income taxes	(22)	361
Pension and non-pension postretirement benefit contributions	(208)	(48)
Other assets and liabilities	(161)	(363)

Net cash flows provided by operating activities	3,155	2,785

Cash flows from investing activities
Capital expenditures	(1,330)	(1,204)
Proceeds from nuclear decommissioning trust fund sales	18,769	14,392
Investment in nuclear decommissioning trust funds	(18,949)	(14,621)
Changes in Exelon intercompany money pool	—	(288)
Change in restricted cash	14	19
Other investing activities	(1)	(3)

Net cash flows used in investing activities	(1,497)	(1,705)

Cash flows from financing activities
Issuance of long-term debt	1,546	—
Retirement of long-term debt	(920)	(12)
Distribution to member	(1,800)	(1,244)
Contribution from member	58	86
Other financing activities	(2)	2

Net cash flows used in financing activities	(1,118)	(1,168)

Increase (decrease) in cash and cash equivalents	540	(88)
Cash and cash equivalents at beginning of period	1,135	127

Cash and cash equivalents at end of period	$1,675	$39

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$1,675	$1,135
Restricted cash and cash equivalents	8	22
Accounts receivable, net
Customer	450	673
Other	180	108
Mark-to-market derivative assets	467	410
Mark-to-market derivative assets with affiliate	305	111
Receivables from affiliates	268	277
Inventories, net
Fossil fuel	90	143
Materials and supplies	478	435
Other	246	410

Total current assets	4,167	3,724

Property, plant and equipment, net	9,320	8,907
Deferred debits and other assets
Nuclear decommissioning trust funds	6,502	5,500
Investments	43	33
Receivable from affiliate	1	1
Mark-to-market derivative assets	470	490
Mark-to-market derivative assets with affiliate	780	345
Prepaid pension asset	1,046	949
Other	542	406

Total deferred debits and other assets	9,384	7,724

Total assets	$22,871	$20,355

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$147	$12
Accounts payable	690	792
Mark-to-market derivative liabilities	206	214
Accrued expenses	559	761
Payables to affiliates	40	78
Deferred income taxes	405	256
Other	232	324

Total current liabilities	2,279	2,437

Long-term debt	2,992	2,502
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,878	1,968
Asset retirement obligations	3,262	3,536
Pension obligations	—	63
Non-pension postretirement benefit obligations	675	576
Spent nuclear fuel obligation	1,017	1,015
Payables to affiliates	2,153	1,336
Mark-to-market derivative liabilities	70	24
Other	445	332

Total deferred credits and other liabilities	10,500	8,850

Total liabilities	15,771	13,789

Commitments and contingencies
Equity
Member’s equity
Membership interest	3,465	3,407
Undistributed earnings	2,220	2,323
Accumulated other comprehensive income, net	1,414	835

Total member’s equity	7,099	6,565
Noncontrolling interest	1	1

Total equity	7,100	6,566

Total liabilities and equity	$22,871	$20,355

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity			Noncontrolling Interest	Total Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income
Balance, December 31, 2008	$3,407	$2,323	$835	$1	$6,566
Net income	—	1,697	—	—	1,697
Distribution to member	—	(1,800)	—	—	(1,800)
Allocation of tax benefit from member	58	—	—	—	58
Transfer of AmerGen pension and non-pension postretirement benefit plans to Exelon, net of income taxes of $17	—	—	20	—	20
Other comprehensive income, net of income taxes of $368	—	—	559	—	559

Balance, September 30, 2009	$3,465	$2,220	$1,414	$1	$7,100

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Operating revenues
Operating revenues	$1,474	$1,728	$4,415	$4,591
Operating revenues from affiliates	1	1	2	3

Total operating revenues	1,475	1,729	4,417	4,594

Operating expenses
Purchased power	423	655	1,235	1,605
Purchased power from affiliate	353	413	1,138	1,124
Operating and maintenance	234	265	668	701
Operating and maintenance from affiliate	39	41	128	127
Operating and maintenance for regulatory required programs	19	11	44	17
Depreciation and amortization	125	119	371	343
Taxes other than income	79	87	215	227

Total operating expenses	1,272	1,591	3,799	4,144

Operating income	203	138	618	450

Other income and deductions
Interest expense	(79)	(83)	(231)	(261)
Interest expense to affiliates, net	(3)	(4)	(10)	(18)
Equity in losses of unconsolidated affiliates	—	(2)	—	(7)
Other, net	(19)	3	67	12

Total other income and deductions	(101)	(86)	(174)	(274)

Income before income taxes	102	52	444	176
Income taxes	56	19	169	66

Net income	46	33	275	110

Other comprehensive income (loss), net of income taxes
Change in unrealized gain (loss) on marketable securities	2	(1)	7	(3)

Other comprehensive income (loss)	2	(1)	7	(3)

Comprehensive income	$48	$32	$282	$107

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2009	2008
Cash flows from operating activities
Net income	$275	$110
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	372	343
Deferred income taxes and amortization of investment tax credits	205	41
Other non-cash operating activities	235	197
Changes in assets and liabilities:
Accounts receivable	102	(30)
Inventories	3	(3)
Accounts payable, accrued expenses and other current liabilities	(171)	(60)
Receivables from and payables to affiliates, net	(43)	53
Income taxes	(84)	83
Pension and non-pension postretirement benefit contributions	(161)	(7)
Other assets and liabilities	(22)	7

Net cash flows provided by operating activities	711	734

Cash flows from investing activities
Capital expenditures	(605)	(723)
Change in restricted cash	(1)	—
Other investing activities	15	13

Net cash flows used in investing activities	(591)	(710)

Cash flows from financing activities
Changes in short-term debt	80	(208)
Issuance of long-term debt	191	1,325
Retirement of long-term debt	(208)	(760)
Retirement of long-term debt to financing trusts	—	(417)
Dividends paid on common stock	(180)	—
Contributions from parent	8	13

Net cash flows used in financing activities	(109)	(47)

Increase (decrease) in cash and cash equivalents	11	(23)
Cash and cash equivalents at beginning of period	47	87

Cash and cash equivalents at end of period	$58	$64

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$58	$47
Restricted cash	2	1
Accounts receivable, net
Customer	637	798
Other	147	162
Inventories, net	72	75
Regulatory assets	332	169
Deferred income taxes	58	32
Other	23	25

Total current assets	1,329	1,309

Property, plant and equipment, net	11,947	11,655
Deferred debits and other assets
Regulatory assets	1,191	858
Investments	40	34
Goodwill	2,625	2,625
Receivable from affiliates	1,863	1,291
Prepaid pension asset	931	847
Other	595	618

Total deferred debits and other assets	7,245	6,273

Total assets	$20,521	$19,237

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$140	$60
Long-term debt due within one year	213	17
Accounts payable	201	307
Accrued expenses	265	306
Payables to affiliates	135	179
Customer deposits	127	119
Mark-to-market derivative liability with affiliate	305	111
Other	48	54

Total current liabilities	1,434	1,153

Long-term debt	4,497	4,709
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,606	2,369
Asset retirement obligations	95	174
Non-pension postretirement benefits obligations	270	203
Regulatory liabilities	3,078	2,440
Mark-to-market derivative liability with affiliate	779	345
Other	711	903

Total deferred credits and other liabilities	7,539	6,434

Total liabilities	13,676	12,502

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	4,990	4,982
Retained earnings	265	170
Accumulated other comprehensive income (loss), net	2	(5)

Total shareholders’ equity	6,845	6,735

Total liabilities and shareholders’ equity	$20,521	$19,237

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained (Deficit) Earnings Unappropriated	Retained Earnings Appropriated	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, December 31, 2008	$1,588	$4,982	$(1,639)	$1,809	$(5)	$6,735
Net income	—	—	275	—	—	275
Appropriation of retained earnings for future dividends	—	—	(275)	275	—	—
Common stock dividends	—	—	—	(180)	—	(180)
Allocation of tax benefit from parent	—	8	—	—	—	8
Other comprehensive income, net of income taxes of $(5)	—	—	—	—	7	7

Balance, September 30, 2009	$1,588	$4,990	$(1,639)	$1,904	$2	$6,845

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Operating revenues
Operating revenues	$1,325	$1,438	$4,038	$4,185
Operating revenues from affiliates	2	3	7	10

Total operating revenues	1,327	1,441	4,045	4,195

Operating expenses
Purchased power	70	93	203	257
Purchased power from affiliate	555	600	1,539	1,602
Fuel	26	50	346	397
Operating and maintenance	132	169	409	487
Operating and maintenance from affiliates	22	23	72	70
Depreciation and amortization	272	243	726	653
Taxes other than income	78	73	213	203

Total operating expenses	1,155	1,251	3,508	3,669

Operating income	172	190	537	526

Other income and deductions
Interest expense	(32)	(27)	(93)	(81)
Interest expense to affiliates, net	(14)	(28)	(52)	(90)
Equity in losses of unconsolidated affiliates	(6)	(4)	(19)	(11)
Other, net	2	2	8	13

Total other income and deductions	(50)	(57)	(156)	(169)

Income before income taxes	122	133	381	357
Income taxes	30	43	106	111

Net income	92	90	275	246
Preferred security dividends	1	1	3	3

Net income on common stock	91	89	272	243

Comprehensive income, net of income taxes
Net income	92	90	275	246
Other comprehensive loss, net of income taxes
Amortization of realized loss on settled cash flow swaps	(1)	—	(1)	(1)

Other comprehensive loss	(1)	—	(1)	(1)

Comprehensive income	$91	$90	$274	$245

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2009	2008
Cash flows from operating activities
Net income	$275	$246
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	726	653
Deferred income taxes and amortization of investment tax credits	(166)	(178)
Other non-cash operating activities	107	152
Changes in assets and liabilities:
Accounts receivable	86	(6)
Inventories	47	(80)
Accounts payable, accrued expenses and other current liabilities	(154)	(61)
Receivables from and payables to affiliates, net	32	6
Income taxes	27	76
Pension and non-pension postretirement benefit contributions	(41)	(25)
Other assets and liabilities	(77)	(16)

Net cash flows provided by operating activities	862	767

Cash flows from investing activities
Capital expenditures	(267)	(299)
Change in restricted cash	2	1
Other investing activities	2	7

Net cash flows used in investing activities	(263)	(291)

Cash flows from financing activities
Changes in short-term debt	(95)	(223)
Issuance of long-term debt	250	644
Retirement of long-term debt	—	(604)
Retirement of long-term debt to PECO Energy Transition Trust	(533)	(445)
Changes in Exelon intercompany money pool	—	288
Dividends paid on common stock	(247)	(382)
Dividends paid on preferred securities	(3)	(3)
Repayment of receivable from parent	240	213
Contributions from parent	27	36
Other financing activities	—	1

Net cash flows used in financing activities	(361)	(475)

Increase in cash and cash equivalents	238	1
Cash and cash equivalents at beginning of period	39	34

Cash and cash equivalents at end of period	$277	$35

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$277	$39
Restricted cash	—	2
Accounts receivable, net
Customer	331	457
Other	52	39
Inventories, net
Fossil fuel	125	172
Materials and supplies	18	18
Deferred income taxes	70	78
Prepaid utility taxes	43	—
Other	16	14

Total current assets	932	819

Property, plant and equipment, net	5,207	5,074
Deferred debits and other assets
Regulatory assets	2,016	2,597
Investments	18	15
Investments in affiliates	19	39
Receivable from affiliates	292	47
Other	623	578

Total deferred debits and other assets	2,968	3,276

Total assets	$9,107	$9,169

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$95
Long-term debt to PECO Energy Transition Trust due within one year	591	319
Accounts payable	100	204
Accrued expenses	137	120
Payables to affiliates	176	144
Customer deposits	67	74
Other	27	25

Total current liabilities	1,098	981

Long-term debt	2,221	1,971
Long-term debt to PECO Energy Transition Trust	—	805
Long-term debt to other financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,287	2,451
Asset retirement obligations	24	24
Non-pension postretirement benefits obligations	294	283
Regulatory liabilities	295	49
Other	144	152

Total deferred credits and other liabilities	3,044	2,959

Total liabilities	6,547	6,900

Commitments and contingencies
Preferred securities	87	87
Shareholders’ equity
Common stock	2,318	2,291
Receivable from parent	(260)	(500)
Retained earnings	414	389
Accumulated other comprehensive income, net	1	2

Total shareholders’ equity	2,473	2,182

Total liabilities and shareholders’ equity	$9,107	$9,169

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Receivable from Parent	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2008	$2,291	$(500)	$389	$2	$2,182
Net income	—	—	275	—	275
Common stock dividends	—	—	(247)	—	(247)
Preferred security dividends	—	—	(3)	—	(3)
Repayment of receivable from parent	—	240	—	—	240
Allocation of tax benefit from parent	27	—	—	—	27
Other comprehensive loss, net of income taxes of $0	—	—	—	(1)	(1)

Balance, September 30, 2009	$2,318	$(260)	$414	$1	$2,473

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

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data, unless otherwise noted)

1.    Basis of Presentation (Exelon, Generation, ComEd and PECO)

Exelon Corporation (Exelon) is a utility services holding company engaged, through its subsidiaries, in the generation and energy delivery businesses. The generation business consists of the electric generating facilities, the wholesale energy marketing operations and competitive retail supply operations of Exelon Generation Company, LLC (Generation). The energy delivery businesses include the purchase and regulated retail sale of electricity and the provision of distribution and transmission services by Commonwealth Edison Company (ComEd) in northern Illinois, including the City of Chicago, and by PECO Energy Company (PECO) in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and the provision of distribution services by PECO in the Pennsylvania counties surrounding the City of Philadelphia.

Exelon’s corporate operations, some of which are performed through its business services subsidiary, Exelon Business Services Company, LLC (BSC), provide Exelon’s subsidiaries with a variety of support services at cost, including legal, human resources, financial, information technology and supply management services. The costs of BSC, including support services, are directly charged or allocated to the applicable subsidiaries using a cost-causative allocation method. Corporate governance type costs that cannot be directly assigned are allocated based on a Modified Massachusetts formula, which is a method that utilizes a combination of gross revenues, total assets, and direct labor costs for the allocation base. The results of Exelon’s corporate operations are presented as “Other” within the consolidated financial statements and include intercompany eliminations unless otherwise disclosed.

Exelon owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for ComEd, of which Exelon owns more than 99%, and PECO, of which Exelon owns 100% of the common stock but none of PECO’s preferred securities. Exelon has reflected the third-party interests in ComEd, which totaled less than $1 million at September 30, 2009, as equity, and PECO’s preferred securities as preferred securities of subsidiary in its consolidated financial statements.

Generation owns 100% of all of its significant consolidated subsidiaries, either directly or indirectly, except for Exelon SHC, LLC, of which Generation owns 99% and the remaining 1% is indirectly owned by Exelon, which is eliminated in Exelon’s consolidated financial statements. AmerGen Energy Company, LLC (AmerGen), formerly a wholly owned subsidiary of Generation through January 8, 2009, owned and operated the Clinton Nuclear Power Station (Clinton), Three Mile Island (TMI) Unit No. 1 and the Oyster Creek Generating Station (Oyster Creek). Effective January 8, 2009, AmerGen was dissolved and the operating licenses for Clinton, TMI and Oyster Creek were transferred to Generation, which continues to operate those plants.

Each of Generation’s, ComEd’s and PECO’s consolidated financial statements includes the accounts of their subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of September 30, 2009 and 2008 and for the three and nine months then ended are unaudited but, in the opinion of the management of each of Exelon, Generation, ComEd and PECO (collectively, Registrants), include all adjustments that are considered necessary for a fair presentation of its respective financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). All adjustments are of a normal, recurring nature, except as otherwise disclosed. Certain prior year amounts in Operating Activities in Exelon’s, Generation’s, ComEd’s, and PECO’s

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows, in Financing Activities in PECO’s Consolidated Statement of Cash Flows and in Exelon’s and ComEd’s Consolidated Statements of Operations have been reclassified between line items for comparative purposes. The reclassifications did not affect net income or cash flows from operating activities of the Registrants. The December 31, 2008 Consolidated Balance Sheets were taken from audited financial statements. The Registrants performed an evaluation of subsequent events for the accompanying financial statements and notes included in Part 1, ITEM I of this report through October 23, 2009, the date this Report was issued, to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the financial statements as of September 30, 2009. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, Generation, ComEd and PECO included in ITEM 8 of their 2008 Annual Report on Form 10-K.

Variable Interest Entities (Exelon, Generation, ComEd and PECO)

Exelon’s consolidated financial statements include the accounts of entities in which Exelon has a controlling financial interest, other than certain financing trusts of ComEd and PECO, and Generation’s and PECO’s proportionate interests in jointly owned electric utility property, after the elimination of intercompany transactions. A controlling financial interest is evidenced by either a voting interest greater than 50% or a risk and rewards model that identifies Exelon or one of its subsidiaries as the primary beneficiary of the variable interest entity (VIE). Investments and joint ventures in which Exelon does not have a controlling financial interest and certain financing trusts of ComEd and PECO are accounted for under the equity method of accounting.

Generation enters into power purchase agreements (PPAs) with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to customers, including ComEd and PECO. Several of Generation’s long-term PPAs have been determined to be operating leases, which are not considered variable interests. Generation’s PPAs that are not deemed to be operating leases are typically either non-derivatives or derivatives that qualify for the normal purchases and normal sales scope exception and are not marked-to-market. Generation has evaluated these PPAs and determined that it either has no variable interest in the PPA counterparties or, where Generation does have variable interests in PPA counterparties, it is not the primary beneficiary of those counterparties and, therefore, consolidation is not required. These conclusions are based on the following factors: the PPAs do not have residual value guarantees and purchase options, Generation has no equity investments in the counterparties and does not incur expected losses related to the loss of plant value, the PPAs were based on market terms at their inception and Generation does not bear any operational risk related to the plants. Generation’s financial exposure to its PPAs relates to its fixed capacity payments, which are disclosed in Note 14 — Commitments and Contingencies.

The financing trusts of ComEd, namely ComEd Financing II, ComEd Financing III, ComEd Funding LLC (ComEd Funding) and ComEd Transitional Funding Trust (CTFT), and the financing trusts of PECO, namely PECO Trust III, PECO Energy Capital Trust IV (PECO Trust IV) and PECO Energy Transition Trust (PETT), are not consolidated in Exelon’s, ComEd’s and PECO’s financial statements. ComEd Funding, CTFT and PETT were created for the sole purpose of issuing debt obligations to securitize intangible transition property of ComEd

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and PECO; and the other entities were created to issue mandatorily redeemable trust preferred securities. As of September 30, 2009, the only remaining VIE for ComEd is ComEd Financing III, as the other entities were dissolved during 2008.

ComEd and PECO have concluded that they are not the primary beneficiaries of their respective trusts because investors in the trusts’ securities, not ComEd and PECO, bear the risk of loss related to those securities. ComEd and PECO, as the sponsors of the financing trusts, are obligated to pay the operating expenses of the trusts. ComEd’s and PECO’s balance sheets include payable to affiliate amounts due to their respective financing trusts as well as investments in their respective trusts.

The maximum exposure to loss as a result of ComEd’s and PECO’s involvement with the financing trusts was $6 million and $19 million, respectively, at September 30, 2009 and $6 million and $39 million, respectively, at December 31, 2008. ComEd’s and PECO’s maximum exposure to loss is determined based on the current carrying value of investments made in VIEs. ComEd’s and PECO’s estimated range of exposure to loss related to the financing trusts is any amount up to the current carrying value of investments made in the VIEs. ComEd and PECO have not provided any non-contractually required financial support to the trusts during the nine months ended September 30, 2009 and 2008.

2.    New Accounting Pronouncements (Exelon, Generation, ComEd and PECO)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance clarifying that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance requires that a change in a parent’s ownership interest in a subsidiary be reported as an equity transaction in the consolidated financial statements when it does not result in a change in control of the subsidiary. When a change in a parent’s ownership interest results in deconsolidation, a gain or loss should be recognized in the consolidated financial statements. This guidance was applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented.

The adoption had no impact on Exelon’s consolidated financial statements. Generation reclassified its noncontrolling interest of a consolidated subsidiary from mezzanine equity to equity in its Consolidated Balance Sheets and Statement of Changes in Equity for all periods presented. The noncontrolling interest is eliminated in Exelon’s Consolidated financial statements as it is owned by Exelon.

PECO reclassified preferred securities from shareholders’ equity to mezzanine equity within its Consolidated Balance Sheets for all periods presented, and separately reflects its preferred security dividends on its Statement of Operations. On Exelon’s Statement of Operations and Comprehensive Income, the dividends on PECO’s preferred securities are included in interest expense and have not been reflected separately as the amounts are not considered significant.

Business Combinations

In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Generally, assets acquired and liabilities assumed in a business combination that arise from contingencies must be recognized at fair value at the acquisition date. This guidance became effective for the Registrants as of January 1, 2009. As this guidance is applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective, the impact to the Registrants cannot be determined until the transactions occur. No such transactions have occurred during 2009.

Derivative Instrument and Hedging Activity Disclosures

In March 2008, the FASB amended and expanded the disclosure requirements related to derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The revised guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for the Registrants as of January 1, 2009. Since this guidance provides only disclosure requirements, the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial positions. See Note 8 — Derivative Financial Instruments for further information.

Pension and Other Postretirement Benefit Plan Asset Disclosures

In December 2008, the FASB issued authoritative guidance requiring additional disclosures for employers’ pension and other postretirement benefit plan assets. This guidance requires employers to disclose information about fair value measurements of plan assets, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. This guidance will be effective for the Registrants as of December 31, 2009. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Registrants’ results of operations, cash flows or financial positions.

Fair Value Measurements

In February 2008, the FASB delayed the effective date of fair value measurement and disclosure guidance for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The delayed guidance became effective for all nonrecurring nonfinancial assets and liabilities of the Registrants as of January 1, 2009. See Note 6 — Fair Value of Assets and Liabilities for further information.

In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and an adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance was adopted for the period ending June 30, 2009. The adoption of this guidance did not have a material impact to the Registrants’ results of operations, cash flows or financial positions.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance became effective for the Registrants as of October 1, 2009, and did not have a material impact on their financial statements.

In September 2009, the FASB issued authoritative guidance that provides further clarification for measuring the fair value of investments in entities that meet the FASB’s definition of an investment company. This guidance permits a company to estimate the fair value of an investment using the net asset value per share of the investment if the net asset value is determined in accordance with the FASB’s guidance for investment companies as of the company’s measurement date. This creates a practical expedient to determining a fair value estimate and certain attributes of the investment (such as redemption restrictions) will not be considered in measuring fair value. Additionally, companies with investments within the scope of this guidance must disclose additional information related to the nature and risks of the investments. This guidance will become effective for the Registrants as of December 31, 2009 and is required to be applied prospectively. Exelon’s pension and other postretirement plan assets and Generation’s nuclear decommissioning trust fund investments contain commingled funds, which are within the scope of this guidance. However, as the fair value of the commingled funds is already determined based on net asset values per fund share, this guidance will not have a material impact on the Registrants’ results of operations, cash flows, or financial positions. See Note 6 — Fair Value of Assets and Liabilities for further information regarding the fair value of Generation’s nuclear decommissioning trust fund investments.

Fair Value of Financial Instruments Disclosures

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, currently provided annually, to be included in interim financial statements. This guidance was adopted by the Registrants for the period ended June 30, 2009. Since this guidance provides only disclosure requirements, the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial positions. See Note 6 — Fair Value of Assets and Liabilities for further information.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB amended authoritative guidance related to accounting for certain investments in debt and equity securities and accounting for certain investments held by not-for-profit organizations. This revised guidance establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. If it is more likely than not that an impaired debt security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the guidance

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expands the presentation and disclosure requirements for other-than-temporary impairments for both debt and equity securities. This guidance was adopted for the period ended June 30, 2009 and did not have a material impact on the Registrants’ results of operations, cash flows, or financial positions. See Note 6 — Fair Value of Assets and Liabilities for further information.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated. The Registrants are required to evaluate subsequent events through the date the financial statements are issued. This guidance was effective for the Registrants for the period ended June 30, 2009. Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Registrants’ results of operations, cash flows or financial positions. See Note 1 — Basis of Presentation for further information.

Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance amending the accounting for the transfers of financial assets. Key provisions include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Furthermore, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective for the Registrants beginning January 1, 2010, and is required to be applied prospectively. Currently, PECO’s agreement related to the sale of accounts receivable is accounted for as a sale. Under the new guidance, this agreement will be accounted for as a secured borrowing. As a result, beginning in the first quarter of 2010, the transferred accounts receivable of $225 million under this agreement will be recorded on PECO’s balance sheet with an offsetting short-term note payable of $225 million.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance is effective for the Registrants beginning January 1, 2010. The Registrants are currently assessing the impacts this may have on their financial statements. Information regarding the Registrants’ involvement with VIEs is included in Note 1 — Basis of Presentation.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This guidance was effective for the Registrants as of September 30, 2009. The adoption of this guidance did not impact the Registrants’ results of operations, cash flows or financial positions since the FASB Codification is not intended to change or alter existing GAAP.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Registrants beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Registrants are currently assessing the impacts this guidance may have on their financial statements.

3.    Regulatory Issues (Exelon, Generation, ComEd and PECO)

Illinois Settlement Agreement (Exelon, Generation and ComEd).    In July 2007, following extensive discussions with legislative leaders in Illinois, ComEd, Generation, and other utilities and generators in Illinois reached an agreement (Illinois Settlement) with various parties concluding discussions of measures to address concerns about higher electric bills in Illinois without rate freeze, generation tax or other legislation that Exelon believes would be harmful to consumers of electricity, electric utilities, generators of electricity and the State of Illinois. Legislation reflecting the Illinois Settlement (Illinois Settlement Legislation) was signed into law in August 2007. The Illinois Settlement and the Illinois Settlement Legislation provide for the following, among other things:

Rate Relief Programs

•

Various Illinois electric utilities, their affiliates, and generators of electricity in Illinois agreed to contribute approximately $1 billion over a period of four years (2007-2010) to programs to provide rate relief to Illinois electricity customers and funding for the Illinois Power Agency (IPA) created by the Illinois Settlement Legislation. ComEd and Generation committed to contributing $811 million to rate relief programs over the four year period and partial funding for the IPA. ComEd committed to issue $64 million in rate relief credits to customers or to fund various programs to assist customers. Generation committed to contribute an aggregate of $747 million, consisting of $435 million to pay ComEd for rate relief programs for ComEd customers, $307.5 million for rate relief programs for customers of other Illinois utilities and $4.5 million for partially funding operations of the IPA. The contributions are recognized in the financial statements of Generation and ComEd as rate relief credits are applied to customer bills by ComEd and other Illinois utilities, or as operating expenses associated with the programs are incurred.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2009, Generation and ComEd recognized net costs from their contributions pursuant to the Illinois Settlement in their Consolidated Statements of Operations as follows:

Three Months Ended September 30, 2009	Generation	ComEd	Total Credits Issued to ComEd Customers
Credits to ComEd customers(a)	$1	$2	$3
Credits to other Illinois utilities’ customers(a)	13	n/a	n/a
Other rate relief programs(b)	—	1	n/a

Total incurred costs	$14	$3	$3

(a)	Recorded as a reduction in operating revenues
(b)	Recorded as a charge to operating and maintenance expense

Nine Months Ended September 30, 2009	Generation	ComEd	Total Credits Issued to ComEd Customers
Credits to ComEd customers(a)	$39	$4	$43
Credits to other Illinois utilities’ customers(a)	39	n/a	n/a
Other rate relief programs(b)	—	2	n/a

Total incurred costs	$78	$6	$43

(a)	Recorded as a reduction in operating revenues
(b)	Recorded as a charge to operating and maintenance expense

During the three and nine months ended September 30, 2008, Generation and ComEd recognized net costs from their contributions pursuant to the Illinois Settlement in their respective Consolidated Statements of Operations as follows:

Three Months Ended September 30, 2008	Generation	ComEd	Total Credits Issued to ComEd Customers
Credits to ComEd customers(a)	$20	$2	$22
Credits to other Illinois utilities’ customers(a)	20	n/a	n/a

Total incurred costs	$40	$2	$22

(a)	Recorded as a reduction in operating revenues.

Nine Months Ended September 30, 2008	Generation	ComEd	Total Credits Issued to ComEd Customers
Credits to ComEd customers(a)	$116	$5	$121
Credits to other Illinois utilities’ customers(a)	68	n/a	n/a
Other rate relief programs(b)	—	4	n/a

Total incurred costs	$184	$9	$121

(a)	Recorded as a reduction in operating revenues.
(b)	Recorded as a charge to operating and maintenance expense

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, Generation’s remaining costs to be recognized related to the rate relief commitment are $40 million, consisting of $19 million related to programs for ComEd customers and $21 million for programs for customers of other Illinois utilities. ComEd’s remaining costs to be recognized related to the rate relief commitment are $4 million as of September 30, 2009.

Energy Efficiency and Renewable Energy

•

Electric utilities in Illinois are required to include cost-effective energy efficiency resources in their plans to meet an incremental annual program energy savings requirement of 0.2% of energy delivered to retail customers for the year ended June 1, 2009, which is increasing annually to 2% of energy delivered in the year commencing June 1, 2015 and each year thereafter. Additionally, during the ten year period that began June 1, 2008, electric utilities must implement cost-effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers. The energy efficiency and demand response goals are subject to rate impact caps each year. Utilities are allowed recovery of costs for energy efficiency and demand response programs, subject to approval by the Illinois Commerce Commission (ICC). In February 2008, the ICC issued an order approving substantially all of ComEd’s Energy Efficiency and Demand Response Plan, including cost recovery. This plan began in June 2008 and is designed to meet the Illinois Settlement Legislation’s energy efficiency and demand response goals for an initial three-year period, including reductions in delivered energy to all retail customers and in the peak demand of eligible retail customers. During the three and nine months ended September 30, 2009, expenses related to energy efficiency and demand response programs consisted of $18 million and $41 million, respectively. During the three and nine months ended September 30, 2008, expenses related to these programs consisted of $11 million and $16 million, respectively.

•

Starting June 1, 2008, utilities have been required to procure cost-effective renewable energy resources in amounts that equal or exceed 2% of the total electricity that each electric utility supplies to its eligible retail customers. ComEd is also required to acquire amounts of renewable energy resources that will cumulatively increase this percentage to at least 10% by June 1, 2015, with an ultimate target of at least 25% by June 1, 2025, subject to customer rate cap limitations. All goals are subject to rate impact criteria set forth in the Illinois Settlement Legislation. Under a May 2008 ICC-approved request for proposal (RFP), ComEd procured renewable energy credits (RECs) for the period June 2008 through May 2009. On May 13, 2009, the ICC approved the results of an RFP to procure RECs for the period June 2009 through May 2010. ComEd currently retires all RECs immediately upon purchase. Since June 2008, ComEd recovers procurement costs of RECs through rates. See Note 14 — Commitments and Contingencies for further information regarding ComEd’s procurement of RECs.

Illinois Procurement Proceedings (Exelon, Generation and ComEd).    Beginning January 1, 2007, ComEd procured 100% of its load through staggered supplier forward contracts with various suppliers, including Generation. The supplier forward contracts resulted from an ICC-approved “reverse-auction” competitive bidding process, which permitted ComEd to recover its electricity procurement costs from retail customers without markup. The price for full requirements electric supply that resulted from the first auction was fixed through May 2008, at which time the auction contracts for one-third of the load expired. The auction contracts for an additional one-third of the load expired in May 2009 with auction contracts for the final third of the load expiring in May 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The IPA, under the oversight of the ICC, participates in the design of an electricity supply portfolio for ComEd and administers a competitive process under which ComEd procures its electricity supply resources for deliveries in the supply period which began in June 2009. During the interim, the ICC approved a plan under which ComEd procured power for the period from June 2008 through May 2009.

In March 2008, ComEd completed its first RFP and the ICC voted to approve the lowest-cost package of bids received as recommended by the procurement administrator. ComEd’s purchases acquired through the RFP represented approximately 14% of its expected energy needs from June 2008 through May 2009. For the same period, approximately 19% of ComEd’s energy load was purchased on the spot market and was hedged with a variable to fixed financial swap with Generation. The remaining energy for the period came from the supplier forward contracts. See Note 8 — Derivative Financial Instruments for further discussion on the financial swap derivative.

The ICC has also initiated a proceeding to reconcile the actual costs of power purchased in the January 2007 through May 2008 period with the costs for power that flowed through ComEd’s tariffs and were collected from customers. Since the Illinois Settlement Legislation has already deemed such costs to be prudently incurred, the reconciliation proceeding is not expected to have a significant impact on ComEd.

On January 7, 2009, the ICC approved the IPA’s plan for procurement of ComEd’s expected energy requirements from June 2009 through May 2010, which includes approximately 38% of ComEd’s expected energy requirements purchased through the spot market with a significant portion of the purchases hedged by the financial swap contract with Generation, 33% being met through existing supplier forward contracts and the remaining energy requirements being met through the standard products purchased as a result of the 2009 RFP process completed in May 2009. Approximately 8% of ComEd’s energy requirements from June 2010 through May 2011 were also procured through the contracts entered into as a result of the 2009 RFP process. See Note 8 — Derivative Financial Instruments for further discussion on the financial swap derivative, and Note 14 — Commitments and Contingencies for further information regarding ComEd’s procurement of energy.

On September 30, 2009, the IPA filed its revised procurement plan with the ICC. Similar to the plan approved by the ICC in January 2009, the IPA’s current plan calls for the procurement of standard block energy products but also includes two additional provisions: first, a procurement of approximately 3.5% of ComEd’s fixed-price load requirements from renewable energy resources utilizing long-term contracts and, second, the procurement of demand response resources as an alternative to traditional capacity. The costs of these contracts are expected to be fully recoverable from customers. The ICC is anticipated to rule on the plan by the end of 2009.

2005 Rate Case (Exelon and ComEd).    In August 2005, ComEd filed a rate case with the ICC to comprehensively revise its tariffs and to adjust rates for delivering electricity effective January 2007 (2005 Rate Case). ComEd proposed a revenue increase of $317 million. During 2006, the ICC issued various orders associated with this case, which resulted in a total annual rate increase of $83 million effective January 2007. ComEd and various other parties appealed the rate order to the courts. In September 2009, the Appellate Court of Illinois affirmed the ICC’s order and denied the appeals. Several parties have asked the Appellate Court to rehear some of the rate design issues addressed in the opinion. ComEd is considering its options regarding further proceedings.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Original Cost Audit (Exelon and ComEd).    In connection with ComEd’s 2005 Rate Case proceeding, the ICC, with ComEd’s concurrence, ordered an “original cost” audit of ComEd’s distribution assets. In December 2007, the consulting firm completed the audit. The consulting firm’s results of the audit were reported to the ICC in April 2008, which presented its findings regarding accounting methodology, documentation and other matters, along with proposed adjustments. The audit report recommended gross plant disallowances of approximately $350 million, before reflecting accumulated depreciation. The basis for the disallowance recommendation on approximately $80 million of the costs was that the assets were misclassified between ComEd’s distribution and transmission operations; ComEd reclassified these costs in September 2007 and they were reflected correctly in ComEd’s rate case filed in October 2007 (2007 Rate Case).

In April 2008, ComEd and the ICC Staff reached a stipulation (the stipulation) regarding various portions of contested issues in the Original Cost Audit as well as the 2007 Rate Case and agreed to make various joint recommendations to the ICC in the 2007 Rate Case. In September 2008, the ICC issued an order in the 2007 Rate Case, which reflected the joint recommendations made by the ICC Staff and ComEd and required ComEd to incur a charge of approximately $19 million (pre-tax) related to various items identified in the Original Cost Audit.

The ICC opened a proceeding on the Original Cost Audit in May 2008. Under the terms of the stipulation, the ICC Staff will not advocate that any of the proposed adjustments in the audit report be adopted other than those reflected in the 2007 Rate Case; however, the stipulation does not preclude other parties to the rate case or to the Original Cost Audit proceeding from taking positions contrary to the stipulation. The Illinois Attorney General submitted testimony and legal briefs suggesting that ComEd improperly changed the way it capitalized certain cable faults during the rate freeze period and therefore the rate base should be reduced by $121 million and ComEd should refund at least $42 million to customers. ComEd filed testimony and legal briefs disputing these contentions and the ICC Staff filed testimony and briefs generally consistent with ComEd’s position and suggesting that no adjustment is warranted and a refund is improper under existing law. No other party made any recommendations regarding the Original Cost Audit. ComEd believes the Illinois Attorney General’s position is meritless. However, if it is accepted by the ICC, it could result in a material disallowance and related write-off of a portion of the original cost of ComEd’s delivery service assets and a refund to customers as described above.

2007 Rate Case (Exelon and ComEd).    ComEd filed the 2007 Rate Case with the ICC for approval to increase its delivery service revenue requirement by approximately $360 million. The ICC issued an order in the rate case approving a $274 million increase in ComEd’s annual revenue requirement, which became effective in September 2008. ComEd and several other parties have filed appeals of the rate order with the courts. ComEd cannot predict the timing of resolution or the results of the appeals. In the event the order is ultimately changed, the changes are expected to be prospective.

The 2007 Rate Case filing also included a system modernization rider, which the ICC approved for the limited purpose of implementing a pilot program for Advanced Metering Infrastructure (AMI). The rider permits investments in AMI to be reflected in rates on a quarterly basis instead of waiting for the next rate case to begin recovery. On June 1, 2009, ComEd filed its proposed AMI pilot program with the ICC, which included revisions to the system modernization rider. On October 14, 2009 the ICC approved ComEd’s proposed AMI pilot program, with minor modifications, and recovery of substantially all program costs under the rider. The AMI pilot program allows ComEd to study the costs and benefits related to automated metering in terms of remote disconnect and outage restoration. In addition, the program allows customers the ability to manage energy use, improve energy efficiency and lower energy bills. ComEd cannot estimate the costs of a full system-wide implementation of AMI.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 4, 2009, ComEd filed a request for $175 million of matching Federal stimulus grants with the Department of Energy (DOE) under the American Recovery & Reinvestment Act to help finance AMI and Smart Grid technologies in Illinois. If the request is approved and fully funded by the DOE, ComEd would expand its original AMI pilot proposal, including more than doubling the number of customers receiving new smart meters. The DOE is expected to select projects for funding later this year. No assurance can be given that ComEd will receive any Federal matching funds. On September 2, 2009, ComEd submitted a petition to the ICC requesting recovery of the remaining distribution related costs of the stimulus projects after receiving the matching funds from the DOE.

Transmission Rate Case (Exelon and ComEd).    ComEd’s transmission rates are established based on a formula that was approved by FERC in January 2008. FERC’s order establishes the agreed-upon treatment of costs and revenues in the determination of network service transmission rates and the process for updating the formula rate calculation on an annual basis.

ComEd’s most recent annual formula rate update filed in May 2009 reflects actual 2008 expenses and investments plus forecasted 2009 capital additions. The update resulted in a revenue requirement of $436 million resulting in an increase of approximately $6 million from the 2008 revenue requirement, plus an additional $4 million related to the 2008 true-up of actual costs. The 2009 revenue requirement of $440 million, which includes the 2008 true-up, became effective June 1, 2009 and is recorded over the period extending through May 31, 2010. The regulatory asset associated with the true-up is being amortized as the associated revenues are received. ComEd will continue to reflect its best estimate of its anticipated true-up in the financial statements.

Illinois Legislation for Recovery of Uncollectible Accounts (Exelon and ComEd).    Comprehensive legislation has been enacted in Illinois that provides utilities the ability to adjust their rates annually through a rider mechanism to reflect the increases or decreases in annual uncollectible accounts expenses starting with 2008 and prospectively. ComEd under-collected approximately $26 million during 2008 and approximately $32 million during the nine months ended September 30, 2009. On September 8, 2009, ComEd filed a proposed tariff in accordance with the legislation. The ICC has 180 days to approve, or modify and approve, ComEd’s proposed tariff. ComEd does not know what modifications or conditions, if any, the ICC may include in ComEd’s proposed tariff at this time.

Upon ICC approval of a satisfactory tariff, ComEd will be required to make a one-time contribution of approximately $10 million to the Supplemental Low-Income Energy Assistance Fund (the Fund). The Fund is used to assist low-income residential customers. As one way to assist such customers, the legislation creates a new percentage of income program (PIP) that includes an arrearage reduction component for participating customers. The program will be paid for from the Fund and other state monies.

ComEd currently anticipates that the potential benefit and the $10 million one-time charge will not be recorded until approval of the tariff by the ICC is deemed probable. If approval of the tariff is deemed probable, ComEd will record a regulatory asset and an offsetting reduction in operating and maintenance expense for the cumulative under collections from 2008 through the date of recognition. Recovery of the initial regulatory asset would take place over an approximate 17-month time frame assuming the tariff is approved by February 1, 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pennsylvania Gas Distribution Rate Case (Exelon and PECO).    In October 2008, the Pennsylvania Public Utility Commission (PAPUC) voted to approve the joint settlement related to PECO’s March 2008 filing providing for an increase of $77 million to its annual natural gas distribution revenue. As part of the settlement, PECO agreed to enhance its low-income programs as well as provide funding for new energy-efficiency programs to help customers manage their energy usage and gas bills. Additionally, PECO agreed not to file a new base rate case for natural gas distribution service before January 1, 2010. The approved rate adjustment became effective on January 1, 2009.

Pennsylvania Transition-Related Legislative and Regulatory Matters (Exelon, Generation and PECO).    In Pennsylvania, despite the recent decline in wholesale electricity market prices, there has been some continuing interest from elected officials in mitigating the potential impact of electric generation price increases on customers when rate caps expire. While PECO’s retail electric generation rate cap transition period does not end until December 31, 2010, transition periods have ended for six other Pennsylvania electric distribution companies, and, in most instances, post-transition electric generation price increases occurred. Over the past few years, elected officials in Pennsylvania have worked on developing legislation to address concerns over post-transition electric generation price increases. Measures suggested by legislators include rate-increase deferrals and phase-ins, rate-cap extensions, a generation tax and contributions of value by Pennsylvania utility companies toward rate-relief programs.

On March 12, 2009, the PAPUC approved the settlement of PECO’s Market Rate Transition Phase-In Program. The program allows eligible residential and small-business electric-service customers to transition to market-priced generation through pre-payments made through 2010 that will accrue interest at the statutory rate of 6% and then be applied as credits to their bills in 2011 and 2012.

On June 9, 2009, the PAPUC entered an order instituting an investigation into whether PECO’s nuclear decommissioning cost adjustment clause, which is a mechanism that allows PECO to recover costs from customers for the decommissioning of seven former PECO nuclear units now owned by Generation, should continue after the termination of PECO’s competitive transition cost collections on December 31, 2010, and assigning the matter for alternative dispute resolution or the prompt scheduling of such hearings as may be necessary. On October 14, 2009, a prehearing conference was held and PECO agreed to report to the administrative law judge on settlement progress no later than November 20, 2009. See Note 12 — Asset Retirement Obligations and Spent Nuclear Fuel Storage for additional information.

Pennsylvania Procurement Proceedings (Exelon and PECO).    On June 2, 2009, the PAPUC entered a formal opinion and order approving the settlement of PECO’s default service provider program (DSP Program), under which PECO will provide default electric service following the expiration of electric generation rate caps on December 31, 2010. The DSP Program, which has a 29-month term beginning January 1, 2011 and ending May 31, 2013, complies with electric generation procurement guidelines set forth in Act 129 of 2008 (Act 129). Under the settlement, PECO will also expand its low-income assistance initiatives and offer a market rate deferral program under which certain customers can elect to phase-in, with interest, any post-electric generation rate cap increases in 2011 if they exceed 25%.

PECO’s default electric service customers have been divided into four procurement classes: a residential class, a small commercial class (for non-residential customers with peak demand up to 100 kilowatts (kW)), a medium commercial class (for non-residential customers with peak demand of greater than 100 kW up to 500 kW), and a large commercial and industrial class (for non-residential customers with peak demand in excess of 500 kW).

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seventy-five percent of the residential class, 90% of the small commercial class and 85% of the medium commercial class load will be served through competitively procured contracts for load-following, fixed price full requirements default electric generation. For the remaining portion of the residential class load, PECO will competitively procure forward purchases of forward purchase energy block contracts (block contracts), which represent 20% of the load, and will balance the remaining load through sales and purchases of energy in the PJM day-ahead wholesale “spot” energy market (spot market). For the remaining portion of the small commercial and medium commercial class loads, as well as the large commercial and industrial class load, PECO will competitively procure contracts for load-following, full requirements default electric generation with the price for energy in each contract set to be the hourly price of the spot market during the term of delivery. In addition, PECO will offer large commercial and industrial customers a fixed-price optional service during the first year of PECO’s default service provider plan.

On September 21, 2009, PECO concluded the second of its competitive procurements for electric generation for default electric service customers commencing January 2011 and, on September 23, 2009, the PAPUC approved the results of the RFP process. The September 2009 procurements were for default electric service to the residential, small commercial, and medium commercial classes. As of September 30, 2009, including the previous competitive procurement completed in June 2009, PECO has entered into contracts with terms of 17 to 29 months covering 49% of planned full requirements contracts for the residential customer class, contracts with 17-month terms covering 24% of planned full requirements contracts for the small commercial customer class and contracts with 17-month terms covering 16% of planned full requirements contracts for the medium commercial customer class in accordance with the DSP program. PECO also entered into block contracts with 12-month terms for a total of 80 megawatts (MW) for service to the residential customer class in 2011 in accordance with the DSP program. PECO will conduct seven additional competitive procurements in accordance with the plan approved by the PAPUC.

Energy Efficiency and Alternative Energy Programs (Exelon and PECO).

Energy Efficiency Programs.    In October 2008, Act 129 was signed into law. Pursuant to Act 129’s energy efficiency and conservation/demand (EE&C) reduction targets, PECO filed its EE&C plan with the PAPUC on July 1, 2009. The plan set forth how PECO will reduce electric consumption by at least 1% in its service territory by May 31, 2011 from expected consumption for the period June 1, 2009 through May 31, 2010, adjusted for weather conditions and extraordinary loads, and by 3% by May 31, 2013. In accordance with Act 129, by May 31, 2013, PECO also plans to reduce peak demand by a minimum of 4.5% of PECO’s annual system peak demand in the 100 hours of highest demand, measured against its peak demand during the period of June 1, 2007 through May 31, 2008. If PECO fails to achieve the required reductions in consumption within the stated deadlines, PECO will be subject to civil penalties of up to $20 million, which would not be recoverable from ratepayers. Act 129 mandates that the total cost of any EE&C plan may not exceed 2% of the electric company’s total annual revenue as of December 31, 2006. On August 7, 2009, the PAPUC voted to approve a partial settlement of PECO’s Petition for Approval of its EE&C plan providing for early implementation of PECO’s compact fluorescent light bulbs (CFL) initiative. The CFL program is one part of PECO’s four-year EE&C plan required by Act 129. On October 15, 2009, the PAPUC approved in part and denied in part PECO’s EE&C plan.

PECO is planning to spend up to approximately $650 million on its smart meter and smart grid infrastructure. On August 14, 2009, PECO filed its $550 million Smart Meter Procurement and Installation Plan

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the PAPUC in accordance with the requirements of Act 129. PECO is requesting PAPUC approval to install more than 1.6 million smart meters and deploy advanced communication networks over a 15 year period. The first phase of the plan includes the procurement and deployment of automated meter infrastructure and an initial deployment of 100,000 smart meters over the next three years. PECO plans to file for PAPUC approval of an initial dynamic pricing and customer acceptance program in June 2010, and for approval of a universal meter deployment plan for its remaining customers in 2012.

On August 6, 2009, PECO filed with the DOE an application seeking $200 million in American Recovery & Reinvestment Act matching grant funds under the Smart Grid Investment Grant Program. PECO’s “Smart Future Greater Philadelphia” project will increase the number of smart meters initially installed to 600,000, accelerate universal meter deployment by five years and increase Smart Grid investments up to approximately $100 million over the next three years. No assurance can be given that PECO will receive any Federal matching funds.

Alternative Energy Portfolio Standards.    In November 2004, Pennsylvania adopted the Alternative Energy Portfolio Standards Act (AEPS Act). The AEPS Act mandated that beginning in 2007, or following the end of an electric distribution company’s retail electric generation rate cap transition period, certain percentages of electric energy sold by an electric distribution company or electric generation supplier to Pennsylvania retail electric customers shall be generated from certain alternative energy resources, as measured in alternative energy credits (AECs). The requirement for electric energy that must come from Tier I alternative energy resources (including solar or wind power, low-impact hydropower, geothermal energy, biologically derived methane gas, fuel cells, biomass energy generated within Pennsylvania and coal mine methane) ranges from 1.5% to 8.0% and the requirement for Tier II alternative energy resources (including waste coal, biomass energy generated outside of Pennsylvania, demand-side management, large-scale hydropower, municipal solid waste, generation of electricity utilizing by-products of the pulping process and wood, distributed generation systems and integrated combined coal gasification technology) ranges from 4.2% to 10.0%. These Tier I and Tier II alternative energy resources include acceptable energy sources as set forth in Act 129, in addition to those outlined in the AEPS Act. The AEPS Act mandates the 8.0% requirement for Tier I resources and the 10.0% requirement for Tier II resources must be met by the year ending May 31, 2021.

The Pennsylvania Legislature is currently considering House Bill No. 80 (HB 80), which, if enacted into law, would increase the minimum required percentage of electric energy purchased and sold to retail electric customers from alternative energy resources and extend the period for such purchases and sales. HB 80 would increase the Tier 1 and solar purchase and sale requirements, limit eligible solar purchases to Pennsylvania generating sources and would incorporate advanced coal combustion with limited carbon emissions as an acceptable alternative energy resource. Generation has proposed amendments to include extended nuclear uprates as a qualifying alternative energy source.

In 2007, the PAPUC approved PECO’s plan to acquire and bank approximately 450,000 non-solar Tier I AECs (corresponding to the expected annual output of approximately 240 MWs of wind power) annually for a five-year term in order to prepare for 2011, the first year of PECO’s required compliance following the completion of its electric generation rate cap transition period. The banked AECs may be used in either of the two consecutive AEPS reporting periods after PECO’s electric generation rate cap transition period. All costs incurred in connection with AEC procurement prior to 2011 will be deferred as a regulatory asset with a return on the unamortized balance and will be recovered from customers in 2011. Those costs, and PECO’s AEPS Act

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance costs incurred thereafter, will be recovered from customers on a full and current basis through a reconcilable ratemaking mechanism as contemplated by the AEPS Act. In conformance with the plan approved in December 2007, PECO conducted two RFPs during 2008. Pursuant to the first RFP process, PECO entered into a five-year agreement in August 2008 with an accepted bidder for the purchase of 40,000 AECs annually. In April 2009, PECO entered into agreements with accepted bidders, including Generation, for the purchase of 412,000 AECs annually for five years beginning no later than December 31, 2009.

On March 3, 2009, PECO filed a petition with the PAPUC for expedited approval of its early procurement and banking of up to 8,000 solar Tier 1 AECs annually for ten years. PECO’s proposed procurement would employ the same surcharge cost-recovery mechanism that the PAPUC previously approved for non-solar Tier 1 AECs. On July 2, 2009, PECO and various interveners filed a joint petition for settlement of the case that provides for no cap on bid price, provides the PAPUC a 10 calendar day review period, permits facilities capable of generating a minimum of 300 AECs annually to bid and provides that no changes to the agreement with AEC suppliers will be accepted after PAPUC approval. On August 27, 2009, the PAPUC unanimously approved the settlement. On October 8, 2009, PECO announced its RFP to procure 8,000 solar Tier 1 AECs annually for ten years. PECO plans to enter into the fixed-price agreements by February 2010.

PJM Transmission Rate Design (Exelon, ComEd and PECO).    PJM Transmission Rate Design specifies the rates for transmission service charged to customers within PJM. Currently, ComEd and PECO incur costs based on the existing rate design, which charges customers based on the cost of the existing transmission facilities within their load zone and the cost of new transmission facilities based on those who benefit. In April 2007, FERC issued an order, concluding that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. That is consistent with Exelon’s position in the case. In the same order, FERC held that the costs of new facilities 500 kilovolts (kV) and above should be socialized across the entire PJM footprint and that the costs of new facilities less than 500 kV should be allocated to the customers of the new facilities who caused the need for those facilities. In the short term, based on new transmission facilities approved by PJM, it is likely that allocating across PJM the costs of new facilities 500 kV and above will increase charges to ComEd and reduce charges to PECO, as compared to the allocation methodology in effect before the FERC order. After FERC ultimately denied all requests for rehearing on all issues, several parties filed petitions in the U.S. Court of Appeals for the Seventh Circuit for review of the decision. On August 6, 2009, the court issued its decision affirming FERC’s order with regard to the costs of existing facilities but reversing and remanding to FERC for further consideration its decision with regard to the costs of new facilities 500 kV and above. On September 21, 2009, two parties filed a petition for rehearing by the full court concerning the court’s decision to remand to FERC the part of the decision regarding the allocation of the costs of new facilities 500 KV and above. Parties may file a petition for appeal to the U.S. Supreme Court after the rehearing request is resolved. ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006 should be recoverable through retail rates, and thus the rate design changes are not expected to have a material impact on ComEd’s results of operations, cash flows or financial position. PECO also has the right to file with the PAPUC for a change in retail rates to reflect changes in its wholesale transmission costs. PECO cannot predict the long-term impact of any rate design changes due to the uncertainty as to whether new facilities will be built and how the costs of new facilities less than 500 kV will be allocated; however, the impact may be material to its results of operations, cash flows, or financial position.

PJM-MISO Regional Rate Design (Exelon, ComEd and PECO).    The current PJM-MISO Regional Rate Design is used to specify the pricing of transmission service between PJM and Midwest Independent

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transmission System Operator, Inc. (MISO) and impacts ComEd and PECO due to purchases by suppliers from MISO. In August 2007, ComEd and PECO and several other transmission owners in PJM and MISO, as directed by a FERC order, filed with FERC to continue the existing transmission rate design between PJM and MISO. Additional transmission owners and certain other entities filed protests urging FERC to reject the filing. In September 2007, a complaint was filed asking FERC to find that the PJM-MISO rate design was unjust and unreasonable and to substitute a rate design that socializes the costs of all existing and new transmission facilities of 345 kV and above across PJM and MISO. In December 2008, FERC denied a request for rehearing of these orders and an appeal has been filed in the United States Court of Appeals. ComEd and PECO cannot predict the outcome of this litigation.

Authorized Return on Rate Base (Exelon, ComEd and PECO).    In the September 2008 order in the 2007 Rate Case, the ICC authorized a return on ComEd’s distribution rate base using a weighted average debt and equity return of 8.36%. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, ComEd’s formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 9.43%, which is exclusive of the incentive ROE on ComEd’s largest transmission project. The weighted average debt and equity return on transmission rate base will be updated annually in accordance with the formula-based rate calculation discussed above.

PECO’s transition period includes caps on electric generation rates that will expire on December 31, 2010 pursuant to the Pennsylvania Electric Generation Customer Choice and Competition Act (Competition Act). The distribution and transmission components of PECO’s rates continue to be regulated. PECO’s most recently approved weighted average debt and equity return on electric rate base was 11.23% (approved in 1990). PECO’s gas rates are not subject to caps. As part of the gas distribution rate case filed in March 2008, PECO requested that the PAPUC authorize it to establish base rates for natural gas distribution service using a weighted average debt and equity return on gas rate base of 8.90%. The joint settlement petition in that matter, approved in October 2008 by the PAPUC, did not specify the rate of return upon which the settlement rates are based, but rather provided for an increase in annual revenue. Prior to the 2008 gas distribution rate case, the most recently approved weighted average debt and equity return on gas rate base was 11.45% (approved in 1988).

Market-Based Rates (Exelon, Generation, ComEd and PECO).    Generation, ComEd and PECO are public utilities for purposes of the Federal Power Act and are required to obtain FERC’s acceptance of rate schedules for wholesale electricity sales. Currently, Generation, ComEd and PECO have authority to execute wholesale electricity sales at market-based rates. As is customary with market-based rate schedules, FERC has reserved the right to suspend market-based rate authority on a retroactive basis if it subsequently determines that Generation, ComEd or PECO has violated the terms and conditions of its tariff or the Federal Power Act. FERC is also authorized to order refunds if it finds that the market-based rates are not just and reasonable under the Federal Power Act.

In June 2007, FERC issued a Final Rule on Market-Based Rates for Wholesale Sales of Electric Energy, Capacity and Ancillary Services by Public Utilities (Order No. 697), which updated and modified the tests that FERC had implemented in 2004. That order was clarified in December 2007. Subsequently, Order No. 697 was largely affirmed and further clarified in Order No. 697-A, Order No. 697-B, and Order No. 697-C. The Registrants do not expect that the Final Rule will have a material effect on their results of operations in the short-term. The longer-term impact will depend on the future application by FERC of Order Nos. 697 and future actions involving market-based rates.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, Generation, ComEd and PECO filed an analysis for generation in the Northeast region covering generation in PJM and ISO-New England using FERC’s updated screening tests, as required by the Final Rule. The filing demonstrated that under those tests, Generation, ComEd, and PECO should be permitted to continue to sell at market-based rates. In August 2008, Generation, ComEd and PECO made an updated filing based on the additional information requested by FERC and following FERC’s guidance in its July 2008 order.

In March 2008, the ICC intervened in the proceeding and in September 2008 filed a protest. In its protest, the ICC did not object to Exelon’s request for continued authority to make market-based sales. Instead, the ICC repeated its contentions in an earlier docket in which ComEd had asked FERC to affirm that the procurement for its customers for the period June 1, 2008 through May 31, 2009 satisfied FERC standards, the ICC contended that existing waivers of FERC’s affiliate transaction rules should no longer apply between ComEd and its affiliates, including Generation, because ComEd has captive retail customers. In its response, Exelon reminded FERC that the ICC’s contention was the same as in the earlier ComEd procurement proceeding in which FERC had rejected the ICC’s position. Exelon also noted that the facts on which FERC based its previous finding have not changed.

In December 2008, Generation filed an analysis for generation in the Southeast region covering generation in the Southern Company and Entergy areas using FERC’s updated screening tests, as required by the Final Rule. In June 2009, Generation filed an analysis for generation in the Central region covering generation in the MISO market using FERC’s updated screening tests, also as required by the Final Rule. These analyses demonstrated that Exelon does not have market power in those areas and, therefore, is entitled to continue to sell at market-based rates in them. FERC accepted the December 2008 filing on September 2, 2009.

On January 15, 2009, FERC accepted Exelon’s analysis and filing, affirming Exelon’s affiliates’ continued right to make sales at market-based rates. FERC also rejected an ICC request for rehearing in the earlier ComEd procurement docket, in which the ICC had also asked FERC to reconsider its determination in that proceeding that the existing waiver of the affiliate restrictions should not be revoked.

Reliability Pricing Model (RPM) (Exelon and Generation).    On August 31, 2005, PJM submitted a proposal to FERC for a new capacity payment construct to replace PJM’s then-existing capacity obligation rules. The proposal provided for a forward capacity procurement auction to establish capacity and payment obligations using a demand curve and locational deliverability zones for capacity. The FERC affirmed PJM’s proposal for forward commitments and other matters but encouraged PJM and the parties to that FERC proceeding to resolve other RPM issues by settlement. A settlement was reached on September 29, 2006 and was approved by FERC on December 22, 2006. The settlement provided for an auction 36 months in advance of each delivery year beginning with the delivery year ending May 31, 2012 and an expedited phase-in process for four transitional auctions covering delivery years ending on May 31 in 2008 through 2011. All but one appeal of FERC’s order approving RPM were withdrawn on February 27, 2009 and the remaining appeal was denied by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) on March 17, 2009.

PJM’s four transitional RPM auctions took place in April 2007, July 2007, October 2007 and January 2008 and established prices for the period from June 1, 2007 through May 31, 2011. Subsequent auctions will take place 36 months ahead of the scheduled delivery year. The auction for the delivery year ending May 31, 2012 and May 31, 2013 occurred in May 2008 and May 2009, respectively. Thus far, the RPM capacity auctions have secured capacity for the PJM market through 2013. While auction results produced varying prices, as anticipated,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the RPM has been beneficial for owners of generation facilities, particularly for such facilities located in constrained zones, as compared to the prior capacity-payment construct.

On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. Most of the parties comprising the RPM Buyers group were parties to the settlement approved by FERC that established RPM. In the complaint, the RPM Buyers requested that the total projected payments to RPM sellers for the three auctions at issue be materially reduced. On September 19, 2008, FERC dismissed the complaint finding that no party violated PJM’s tariff and the prices determined during the initial auctions implementing the RPM were in accord with the tariff provisions governing the auctions. On June 18, 2009, FERC denied the RPM Buyers’ request for rehearing of FERC’s September 19, 2008 order. On August 14, 2009, RPM Buyers filed a petition with the U.S. Court of Appeals for the Fourth Circuit (4th Circuit) for review of the FERC’s September 19, 2008 order, rejecting their complaint that RPM resulted in unjust and unreasonable capacity prices. On September 17, 2009, PJM filed a motion to transfer the case to the D.C. Circuit on the grounds that the 4 th Circuit was an improper venue, which is currently pending. While the 4th Circuit might be a slightly more favorable forum for petitioners, whether the case is heard in the 4th Circuit or D.C. Circuit, Generation believes FERC is more likely to prevail. If the 4th Circuit or D.C. Circuit were to reverse FERC’s decision, FERC would be required to conduct additional proceedings regarding the substantive allegations in the complaint. Exelon and Generation believe that it is remote that the ultimate outcome of this matter will have a material adverse impact on their respective results of operations, cash flows or financial position.

In a companion order also issued on September 19, 2008, FERC directed PJM and its stakeholders to evaluate whether prospective changes should be made to RPM and if a consensus is reached, file such a consensus with FERC in time to be in effect for the May 2009 RPM Auction. PJM filed a report with FERC on December 12, 2008 summarizing the discussions and explaining that a consensus was not reached. PJM also filed its own proposal with FERC on December 12, 2008. On March 26, 2009, FERC issued an order accepting in part and rejecting in part PJM’s December 12 filing, as amended by an Offer of Settlement filed by PJM and some members of PJM in response to the December 12 filing. A number of parties filed for rehearing and/or clarification of the March 26, 2009 Order. Any order may then be subject to review in the United States Court of Appeals.

License Renewals (Exelon and Generation).    In July 2005, Generation applied for license renewal for Oyster Creek on a timeline consistent and integrated with the other planned license renewal filings for the Generation nuclear fleet. The application was challenged by various citizen groups and the New Jersey Department of Environmental Protection (NJDEP), including filings made with the Nuclear Regulatory Commission’s (NRC) Atomic Safety Licensing Board, the NRC Commissioners, and the U.S. Court of Appeals for the Third Circuit. These filings and appeals were rejected or denied, and the time for filing such appeals has passed. On April 8, 2009, the NRC issued the renewed operating license for Oyster Creek that expires in April 2029. On May 29, 2009, a coalition of six community groups filed a Petition for Review of the NRC’s renewal of Oyster Creek’s operating license in the Third Circuit Court of Appeals. If the appeal is successful, it is unlikely that it would result in a revocation of the renewed license; however, it could cause the NRC to impose additional conditions over the course of the period of extended operation.

On January 8, 2008, AmerGen submitted an application to the NRC to extend the operating license of TMI Unit 1 for an additional 20 years. On October 22, 2009, the NRC issued the renewed operating license for TMI Unit 1 that expires in April 2034.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 18, 2009, PSEG submitted an application to the NRC to extend the operating license of Salem Units 1 and 2 by 20 years. Exelon is part owner of the Salem Units. The NRC is expected to spend a total of 22 to 30 months to review the application before making a decision. The current operating licenses expire in 2016 and 2020.

4.    Property Plant and Equipment (Exelon and Generation)

Long-Lived Asset Impairments (Exelon and Generation)

Generation evaluated its Texas plants, comprised of the Handley, Mountain Creek and LaPorte generating stations, for potential impairment as of December 31, 2008, and concluded that there was no impairment, as the plants’ estimated undiscounted future cash flows exceeded the carrying values of the plants. Due to the continued decline in forward energy prices in the first quarter of 2009, Generation again evaluated its Texas plants for recoverability as of March 31, 2009.

As the estimated undiscounted future cash flows and fair value of the Handley and Mountain Creek stations were less than the stations’ carrying values, the stations were determined to be impaired at March 31, 2009. LaPorte station was determined not to be impaired. Accordingly, the Handley and Mountain Creek stations were written down to fair value, and an impairment charge of $223 million was recorded in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations in the first quarter of 2009. The fair value of the stations was determined using the income (discounted cash flow), market (available comparables) and cost (replacement cost) valuation approaches in determining fair value.

During the second and third quarter of 2009, Generation assessed whether there had been any triggering events requiring an impairment assessment for any of its generating stations. Based on this analysis, it was determined that Generation did not have any triggering events requiring impairment assessments for any of its generating stations during the three months ended June 30, 2009 and September 30, 2009.

See Note 6 — Fair Value of Assets and Liabilities for additional disclosures.

5.    Intangible Assets (Exelon, Generation, ComEd and PECO)

Goodwill (Exelon and ComEd).    As of September 30, 2009 and December 31, 2008, Exelon and ComEd had goodwill of approximately $2.6 billion. Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that it is “more likely than not” that goodwill might be impaired, such as a significant negative regulatory outcome or significant change in business conditions. Exelon and ComEd perform their annual goodwill impairment assessment in the fourth quarter of each year.

Because of the continued uncertainty in the financial markets and overall economic conditions, during the first, second, and third quarters of 2009, ComEd reviewed the significant assumptions included in its goodwill impairment analysis to determine if it was more likely than not that ComEd’s fair value was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market conditions that impact various economic indicators that are utilized in assessing ComEd’s fair value. Based on these analyses, it was determined that ComEd did not have any triggering events requiring ComEd to perform a goodwill assessment during the nine months ended September 30, 2009.

City of Chicago Settlements (Exelon and ComEd).    Exelon’s and ComEd’s other intangible assets, included in deferred debits and other assets on the Consolidated Balance Sheets include the following previous payments associated with the City of Chicago settlements as of September 30, 2009 and December 31, 2008:

	Gross	Accumulated Amortization	Net	Estimated amortization expense
September 30, 2009				Remainder of 2009	2010	2011	2012	2013
Chicago settlement – 1999 agreement(a)	$100	$(60)	$40	$1	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(24)	38	1	4	4	4	4

Total intangible assets	$162	$(84)	$78	$2	$7	$7	$7	$7

December 31, 2008	Gross	Accumulated Amortization	Net	Estimated amortization expense
				2009	2010	2011	2012	2013
Chicago settlement – 1999 agreement(a)	$100	$(58)	$42	$3	$3	$3	$3	$3
Chicago settlement – 2003 agreement(b)	62	(21)	41	4	4	4	4	4

Total intangible assets	$162	$(79)	$83	$7	$7	$7	$7	$7

(a)

In March 1999, ComEd entered into a settlement agreement with the City of Chicago associated with ComEd’s franchise agreement. Under the terms of the settlement, ComEd agreed to make payments of $25 million to the City of Chicago each year from 1999 to 2002. The intangible asset recognized as a result of these payments is being amortized ratably over the remaining term of the franchise agreement, which ends in 2020.

(b)

In February 2003, ComEd entered into separate agreements with the City of Chicago and with Midwest Generation, LLC (Midwest Generation). Under the terms of the settlement agreement with the City of Chicago, ComEd agreed to pay the City of Chicago a total of $60 million over a ten-year period, beginning in 2003. The intangible asset recognized as a result of the settlement agreement is being amortized ratably over the remaining term of the City of Chicago franchise agreement, which ends in 2020.

Pursuant to the agreement discussed above, ComEd received payments of $32 million from Midwest Generation to relieve Midwest Generation’s obligation under its 1999 fossil sale agreement with ComEd to build the generation facility in the City of Chicago. The payments received by ComEd, which have been recorded in other long-term liabilities, are being recognized ratably (approximately $2 million annually) as an offset to amortization expense over the remaining term of the franchise agreement.

Exelon’s and ComEd’s amortization expense related to intangible assets was $2 million for the three months ended September 30, 2009 and 2008 and $5 million for the nine months ended September 30, 2009 and 2008.

RECs and AECs (Exelon, Generation and PECO).    Exelon’s, Generation’s, and PECO’s other intangible assets, included in other deferred debits and other assets on the Consolidated Balance Sheets, include RECs (Exelon and Generation) and AECs (PECO). As of September 30, 2009, PECO had AECs of $12 million. PECO did not have any AECs as of December 31, 2008. As of September 30, 2009 and December 31, 2008, the balances of RECs for Generation were $3 million and $2 million respectively. See Note 3 — Regulatory Issues for additional information on RECs and AECs.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd and PECO)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

Exelon

The carrying amounts and fair values of Exelon’s long-term debt and spent nuclear fuel obligation as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$11,894	$12,562	$11,426	$10,803
Long-term debt to PETT (including amounts due within one year)	591	617	1,124	1,193
Long-term debt to other financing trusts	390	318	390	200
Spent nuclear fuel obligation	1,017	835	1,015	544
Preferred securities of subsidiary	87	64	87	63

Generation

The carrying amounts and fair values of Generation’s long-term debt and spent nuclear fuel obligation as of September 30, 2009 and December, 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$3,139	$3,294	$2,514	$2,402
Spent nuclear fuel obligation	1,017	835	1,015	544

ComEd

The carrying amounts and fair values of ComEd’s long-term debt as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$4,710	$5,102	$4,726	$4,510
Long-term debt to financing trust	206	163	206	100

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO

The carrying amounts and fair values of PECO’s long-term debt and preferred securities as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including amounts due within one year)	$2,221	$2,348	$1,971	$1,954
Long-term debt to PETT (including amounts due within one year)	591	617	1,124	1,193
Long-term debt to other financing trusts	184	155	184	100
Preferred securities	87	64	87	63

Recurring Fair Value Measurements

To increase consistency and comparability in fair value measurements, the FASB established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Registrants have the ability to access as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, exchange-based derivatives, mutual funds and money market funds.

•

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, commingled investment funds with observable market data and fair value hedges.

•

Level 3 — unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds with unobservable market data and subject to purchase and sale restrictions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exelon

The following table presents assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 and December 31, 2008:

As of September 30, 2009 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,307	$—	$—	$2,307	(a)
Nuclear decommissioning trust fund investments
Cash equivalents	3	—	—	3
Equity securities	1,444	—	—	1,444	(b)
Commingled funds	—	113	1,951	2,064	(c)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	410	130	—	540
Debt securities issued by states of the United States and political subdivisions of the states	—	475	—	475
Corporate debt securities	—	699	—	699
Federal agency mortgage-backed securities	—	888	—	888
Commercial mortgage-back securities (non-agency)	—	100	—	100
Residential mortgage-backed securities (non-agency)	—	9	—	9
Other debt obligations	—	80	—	80

Nuclear decommissioning trust fund investments subtotal	1,857	2,494	1,951	6,302	(d)

Rabbi trust investments
Cash equivalents	3	—	—	3
Mutual funds	47	—	—	47	(e)(f)

Rabbi trust investments subtotal	50	—	—	50	(f)

Mark-to-market derivative net assets	(5)	714	(38)	671	(g)(h)

Total assets	4,209	3,208	1,913	9,330

Liabilities
Deferred compensation	—	(80)	—	(80)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(80)	(2)	(82)

Total net assets	$4,209	$3,128	$1,911	$9,248

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,228	$—	$—	$1,228	(a)
Nuclear decommissioning trust fund investments
Cash equivalents	13	—	—	13
Equity securities	903	—	—	903	(b)
Commingled funds	—	94	1,220	1,314	(c)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	419	91	—	510
Debt securities issued by states of the United States and political subdivisions of the states	—	414	—	414
Corporate debt securities	—	764	—	764
Federal agency mortgage-backed securities	6	1,495	—	1,501
Commercial mortgage-back securities (non-agency)	—	111	—	111
Other debt obligations	—	107	—	107

Nuclear decommissioning trust fund investments subtotal	1,341	3,076	1,220	5,637	(d)

Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds	43	—	—	43	(f)

Rabbi trust investments subtotal	45	—	—	45	(f)

Mark-to-market derivative net assets	12	561	106	679	(g)(h)

Total assets	2,626	3,637	1,326	7,589

Liabilities
Deferred compensation	—	(85)	—	(85)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(85)	(2)	(87)

Total net assets	$2,626	$3,552	$1,324	$7,502

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Generation’s nuclear decommissioning trust funds hold equity portfolios whose performance is benchmarked against the Standard and Poor’s (S&P) 500 Index, Russell 3000 Index or Morgan Stanley Capital International Europe, Australasia and Far East (EAFE) Index.

(c)

Generation’s nuclear decommissioning trust funds own commingled funds that invest in both equity and fixed income securities. The commingled funds that invest in equity securities seek to track the performance of the S&P 500 Index, Morgan Stanley Capital International EAFE Index and Russell 3000 Index. The commingled funds that hold fixed income securities invest primarily in a diversified portfolio of high grade money market instruments and other short-term fixed income securities.

(d)

Excludes net assets of $200 million and net liabilities of $137 million consisting of payables related to pending securities purchases net of cash, interest receivables and receivables related to pending securities sales at September 30, 2009 and December 31, 2008, respectively.

(e)

The mutual funds held by the Rabbi trusts invest in large cap equity securities and municipal debt securities. During the second quarter of 2009, Exelon and ComEd recorded an other-than-temporary impairment of $7 million (pre-tax) related to Rabbi trust investments in other income and deductions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Excludes $23 million and $19 million of the cash surrender value of life insurance investments at September 30, 2009 and December 31, 2008, respectively.
(g)

Includes both current and noncurrent mark-to-market derivative assets and interest rate swaps, and is net of current and noncurrent mark-to-market derivative liabilities. In addition, the Level 3 balance does not include current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $305 million and $779 million at September 30, 2009 and $111 million and $345 million at December 31, 2008, respectively, related to the fair value of Generation’s financial swap contract with ComEd, and a noncurrent asset of $1 million at September 30, 2009 related to the fair value of Generation’s block contracts with PECO, which eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(h)

Includes collateral postings received from and paid to counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $4 million, $1,130 million and $3 million that are netted against Level 1, Level 2 and Level 3 mark-to-market derivative net assets, respectively, as of September 30, 2009. Collateral received from counterparties, net of collateral paid to counterparties, totaled $11 million, $741 million and $1 million that are netted against Level 1, Level 2 and Level 3 mark-to-market derivative net assets, respectively, as of December 31, 2008.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Servicing Liability	Total
Balance as of June 30, 2009	$1,679	$12		$(2)	$1,689
Total realized / unrealized gains (losses)
Included in income	78	(31	)(a)(c)	—	47
Included in other comprehensive income	—	(4	)(b)	—	(4)
Included in regulatory assets (liabilities)	191	(1)		—	190
Purchases, sales and issuances, net	3	—		—	3
Transfers into or (out of) Level 3	—	(14)		—	(14)

Balance as of September 30, 2009	$1,951	$(38)		$(2)	$1,911

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2009	$116	$(18)		$—	$98

(a)	Includes the reclassification of $11 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $140 million of changes in the fair value and $93 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $2 million of changes in cash collateral received, net of cash collateral sent and offset against Level 3 mark-to-market assets and liabilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2009 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Servicing Liability	Total
Balance as of December 31, 2008	$1,220	$106		$(2)	$1,324
Total realized / unrealized gains (losses)
Included in income	119	(132	)(a)(c)	—	(13)
Included in other comprehensive income	—	6	(b)(d)	—	6
Included in regulatory assets (liabilities)	275	(2)		—	273
Purchases, sales and issuances, net	337	—		—	337
Transfers into or (out of) Level 3	—	(16)		—	(16)

Balance as of September 30, 2009	$1,951	$(38)		$(2)	$1,911

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2009	$156	$(89)		$—	$67

(a)	Includes the reclassification of $41 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $808 million of changes in the fair value and $180 million of realized losses due to settlements associated with Generation’s financial swap contract with ComEd, and $1 million of changes in the fair value of Generation’s block contracts with PECO. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $2 million of changes in cash collateral sent, net of cash collateral received and offset against Level 3 mark-to-market assets and liabilities.
(d)	Includes $1 million of changes in cash collateral sent, net of cash collateral received and offset against Level 3 mark-to-market assets and liabilities.

Three Months Ended September 30, 2008 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Servicing Liability	Total
Balance as of June 30, 2008	$1,848	$167		$(1)	$2,014
Total realized / unrealized (losses) gains
Included in income	(92)	(13	)(a)(c)	(1)	(106)
Included in other comprehensive income	—	(2	)(b)	—	(2)
Included in regulatory liabilities	(194)	—		—	(194)
Purchases, sales and issuances, net	16	—		—	16
Transfers into or (out of) Level 3	(34)	38		—	4

Balance as of September 30, 2008	$1,544	$190		$(2)	$1,732

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2008	$(91)	$6		$—	$(85)

(a)	Includes the reclassification of $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $645 million of changes in the fair value and $31 million of realized gains due to settlements associated with Generation’s financial swap contract with ComEd. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $10 million of changes in cash collateral received, net of cash collateral sent and offset against Level 3 mark-to-market assets and liabilities.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2008 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Servicing Liability	Total
Balance as of January 1, 2008	$2,019	$52		$(1)	$2,070
Total realized / unrealized (losses) gains
Included in income	(187)	133	(a)	(1)	(55)
Included in other comprehensive income	—	(33	)(b)	—	(33)
Included in regulatory liabilities	(352)	—		—	(352)
Purchases, sales and issuances, net	98	—		—	98
Transfers into (out of ) Level 3	(34)	38		—	4

Balance as of September 30, 2008	$1,544	$190		$(2)	$1,732

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2008	$(176)	$193		$—	$17

(a)	Includes the reclassification of $60 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Excludes $320 million of changes in the fair value and $38 million of realized gains due to settlements associated with Generation’s financial swap contract with ComEd. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2009 and 2008:

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total (losses) gains included in income for the three months ended September 30, 2009	$(23)	$(11)	$3	$78
Total (losses) gains included in income for the nine months ended September 30, 2009	$(65)	$(17)	$(50)	$119
Change in the unrealized (losses) gains relating to assets and liabilities held as of September 30, 2009 for the three months ended September 30, 2009	$(1)	$(8)	$(9)	$116
Change in the unrealized (losses) gains relating to assets and liabilities held as of September 30, 2009 for the nine months ended September 30, 2009	$(1)	$(15)	$(73)	$156

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in income for the three months ended September 30, 2008	$(10)	$59	$(62)	$(92)
Total gains (losses) included in income for the nine months ended September 30, 2008	$74	$(8)	$67	$(187)
Change in the unrealized gains (losses) relating to assets and liabilities held as of September 30, 2008 for the three months ended September 30, 2008	$1	$41	$(36)	$(91)
Change in the unrealized gains (losses) relating to assets and liabilities held as of September 30, 2008 for the nine months ended September 30, 2008	$107	$(29)	$115	$(176)

Generation

The following table presents assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 and December 31, 2008:

As of September 30, 2009 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,628	$—	$—	$1,628	(a)
Nuclear decommissioning trust fund investments
Cash equivalents	3	—	—	3
Equity securities	1,444	—	—	1,444	(b)
Commingled funds	—	113	1,951	2,064	(c)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	410	130	—	540
Debt securities issued by states of the United States and political subdivisions of the states	—	475	—	475
Corporate debt securities	—	699	—	699
Federal agency mortgage-backed securities	—	888	—	888
Commercial mortgage-backed securities (non-agency)	—	100	—	100
Residential mortgage-backed securities (non-agency)	—	9	—	9
Other debt obligations	—	80	—	80

Nuclear decommissioning trust fund investments subtotal	1,857	2,494	1,951	6,302	(d)

Rabbi trust investments	4	—	—	4	(e)(f)
Mark-to-market derivative net (liabilities) assets	(5)	702	1,049	1,746	(g)(h)

Total assets	3,484	3,196	3,000	9,680

Liabilities
Deferred compensation	—	(23)	—	(23)

Total liabilities	—	(23)	—	(23)

Total net assets	$3,484	$3,173	$3,000	$9,657

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,103	$—	$—	$1,103	(a)
Nuclear decommissioning trust fund investments
Cash equivalents	13	—	—	13
Equity securities	903	—	—	903	(b)
Commingled funds	—	94	1,220	1,314	(c)
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	419	91	—	510
Debt securities issued by states of the United States and political subdivisions of the states	—	414	—	414
Corporate debt securities	—	764	—	764
Federal agency mortgage-backed securities	6	1,495	—	1,501
Commercial mortgage-backed securities (non-agency)	—	111	—	111
Other debt obligations	—	107	—	107

Nuclear decommissioning trust fund investments subtotal	1,341	3,076	1,220	5,637	(d)

Rabbi trust investments	—	4	—	4	(e)(f)
Mark-to-market derivative net assets	12	544	562	1,118	(g)(h)

Total assets	2,456	3,624	1,782	7,862

Liabilities
Deferred compensation	—	(25)	—	(25)

Total liabilities	—	(25)	—	(25)

Total net assets	$2,456	$3,599	$1,782	$7,837

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Generation’s nuclear decommissioning trust funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index, Russell 3000 Index or Morgan Stanley Capital International EAFE Index.

(c)

Generation’s nuclear decommissioning trust funds own commingled funds that invest in both equity and fixed income securities. The commingled funds that invest in equity securities seek to track the performance of the S&P 500 Index, Morgan Stanley Capital International EAFE Index and Russell 3000 Index. The commingled funds that hold fixed income securities invest primarily in a diversified portfolio of high grade money market instruments and other short-term fixed income securities.

(d)

Excludes net assets of $200 million and net liabilities of $137 million at September 30, 2009 and December 31, 2008, respectively. These items consist of payables related to pending securities purchases net of cash, interest receivables and receivables related to pending securities sales.

(e)	The mutual funds held by the Rabbi trusts that are invested in common stock of S&P 500 companies and Pennsylvania municipal bonds that are primarily rated as investment grade.
(f)	Excludes $7 million and $6 million of the cash surrender value of life insurance investments at September 30, 2009 and December 31, 2008, respectively.
(g)

Includes both current and noncurrent mark-to-market derivative assets, and is net of current and noncurrent mark-to-market derivative liabilities. In addition, the Level 3 balance includes current and noncurrent assets for Generation of $305 million and $779 million at September 30, 2009 and $111 million and $345 million at December 31, 2008, respectively, related to the fair value of Generation’s financial swap contract with ComEd, and a noncurrent asset of $1 million at September 30, 2009 related to the fair value of Generation’s block contracts with PECO. All of the mark-to-market balances Generation carries associated with the financial swap contract with ComEd and the block contracts with PECO eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)

Includes collateral postings received from and paid to counterparties. Collateral received from counterparties, net of collateral paid to counterparties, totaled $4 million, $1,130 million and $3 million that are netted against Level 1, Level 2 and Level 3 mark-to-market derivative net assets, respectively, as of September 30, 2009. Collateral received from counterparties, net of collateral paid to counterparties, totaled $11 million, $741 million and $1 million that are netted against Level 1, Level 2 and Level 3 mark-to-market derivative net assets, respectively, as of December 31, 2008.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of June 30, 2009	$1,679	$1,051		$2,730
Total unrealized / realized gains (losses)
Included in income	78	(31	)(a)(c)	47
Included in other comprehensive income	—	43	(b)	43
Included in noncurrent payables to affiliates	191	—		191
Purchases, sales, issuances and settlements, net	3	—		3
Transfers into or (out of) Level 3	—	(14)		(14)

Balance as of September 30, 2009	$1,951	$1,049		$3,000

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2009	$116	$(18)		$98

(a)	Includes the reclassification of $11 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $140 million of changes in the fair value and $93 million of realized losses due to settlements associated with Generation’s financial swap with ComEd. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $2 million of changes in cash collateral received, net of cash collateral sent and offset against Level 3 mark-to-market assets and liabilities.

Nine Months Ended September 30, 2009 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of December 31, 2008	$1,220	$562		$1,782
Total unrealized / realized gains (losses)
Included in income	119	(132	)(a)(c)	(13)
Included in other comprehensive income	—	635	(b)(d)	635
Included in noncurrent payables to affiliates	275	—		275
Purchases, sales, issuances and settlements, net	337	—		337
Transfers into or (out of) Level 3	—	(16)		(16)

Balance as of September 30, 2009	$1,951	$1,049		$3,000

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2009	$156	$(89)		$67

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes the reclassification of $41 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $808 million of changes in the fair value and $180 million of realized losses due to settlements associated with Generation’s financial swap with ComEd, and $1 million of changes in the fair value of Generation’s block contracts with PECO. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $2 million of changes in cash collateral received, net of cash collateral sent and offset against Level 3 mark-to-market assets and liabilities.
(d)	Includes $1 million of changes in cash collateral sent, net of cash collateral received and offset against Level 3 mark-to-market assets and liabilities.

Three Months Ended September 30, 2008 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of June 30, 2008	$1,848	$(607)		$1,241
Total unrealized / realized (losses) gains
Included in income	(92)	(13	)(a)(c)	(105)
Included in other comprehensive income	—	674	(b)	674
Included in noncurrent payables to affiliates	(194)	—		(194)
Purchases, sales, issuances and settlements, net	16	—		16
Transfers into or (out of) Level 3	(34)	38		4

Balance as of September 30, 2008	$1,544	$92		$1,636

The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2008	$(91)	$6		$(85)

(a)	Includes the reclassification of $19 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $645 million of changes in the fair value and $31 million of realized gains due to settlements associated with Generation’s financial swap with ComEd. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $10 million of changes in cash collateral received, net of cash collateral sent and offset against Level 3 mark-to-market assets and liabilities.

Nine Months Ended September 30, 2008 (In millions)	Nuclear Decommissioning Trust Fund Investments	Mark-to-Market Derivatives		Total
Balance as of January 1, 2008	$2,019	$(403)		$1,616
Total unrealized / realized (losses) gains
Included in income	(187)	133	(a)	(54)
Included in other comprehensive income	—	324	(b)	324
Included in noncurrent payables to affiliates	(352)	—		(352)
Purchases, sales, issuances and settlements, net	98	—		98
Transfers into or (out of) Level 3	(34)	38		4

Balance as of September 30, 2008	$1,544	$92		$1,636

The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30, 2008	$(176)	$193		$17

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes the reclassification of $60 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $320 million of changes in the fair value and $38 million of realized gains due to settlements associated with Generation’s financial swap with ComEd. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2009:

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in income for the three months ended September 30, 2009	$(23)	$(11)	$3	$78
Total gains (losses) included in income for the nine months ended September 30, 2009	$(65)	$(17)	$(50)	$119
Change in the unrealized gains (losses) relating to assets and liabilities held as of September 30, 2009 during the three months ended September 30, 2009	$(1)	$(8)	$(9)	$116
Change in the unrealized gains (losses) relating to assets and liabilities held as of September 30, 2009 during the nine months ended September 30, 2009	$(1)	$(15)	$(73)	$156

(In millions)	Operating Revenue	Purchased Power	Fuel	Other, net
Total gains (losses) included in income for the three months ended September 30, 2008	$(10)	$59	$(62)	$(92)
Total gains (losses) included in income for the nine months ended September 30, 2008	$74	$(8)	$67	$(187)
Change in the unrealized gains (losses) relating to assets and liabilities held as of September 30, 2008 during the three months ended September 30, 2008	$1	$41	$(36)	$(91)
Change in the unrealized gains (losses) relating to assets and liabilities held as of September 30, 2008 during the nine months ended September 30, 2008	$107	$(29)	$115	$(176)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ComEd

The following table presents assets measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 and December 31, 2008:

As of September 30, 2009 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$35	$—	$—	$35	(a)
Rabbi trust investments
Cash equivalents	3	—	—	3
Mutual funds	37	—	—	37	(b)
Rabbi trust investment subtotal	40	—	—	40

Total assets	75	—	—	75

Liabilities
Deferred compensation obligation	—	(7)	—	(7)
Mark-to-market derivative liabilities	—	—	(1,084)	(1,084	)(c)

Total liabilities	—	(7)	(1,084)	(1,091)

Total net assets (liabilities)	$75	$(7)	$(1,084)	$(1,016)

As of December 31, 2008 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16	$—	$—	$16	(a)
Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds	32	—	—	32
Rabbi trust investment subtotal	34	—	—	34

Total assets	50	—	—	50

Liabilities
Deferred compensation obligation	—	(7)	—	(7)
Mark-to-market derivative liabilities	—	—	(456)	(456	)(c)

Total liabilities	—	(7)	(456)	(463)

Total net assets (liabilities)	$50	$(7)	$(456)	$(413)

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

The mutual funds held by the Rabbi trusts invest in stocks in the Russell 1000 index and municipal securities that are primarily rated as investment grade. During the second quarter of 2009, ComEd recorded an other-than-temporary impairment of $7 million (pre-tax) related to Rabbi trust investments in other income and deductions.

(c)

The Level 3 balance is comprised of the current and noncurrent liability of $305 million and $779 million at September 30, 2009, respectively, and $111 million and $345 million at December 31, 2008, respectively, related to the fair value of ComEd’s financial swap contract with Generation which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009 (In millions)	Mark-to-Market Derivatives
Balance as of June 30, 2009	$(1,037)
Total realized / unrealized gains (losses) included in regulatory assets(a)	(47)

Balance as of September 30, 2009	$(1,084)

(a)

Includes $140 million of changes in the fair value and $93 million of realized gains due to settlements associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Nine Months Ended September 30, 2009 (In millions)	Mark-to-Market Derivatives
Balance as of December 31, 2008	$(456)
Total realized / unrealized gains (losses) included in regulatory assets(a)	(628)

Balance as of September 30, 2009	$(1,084)

(a)

Includes $808 million of changes in the fair value and $180 million of realized gains due to settlements associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Three Months Ended September 30, 2008 (In millions)	Mark-to-Market Derivatives
Balance as of June 30, 2008	$774
Total realized / unrealized gains included in regulatory liabilities	(676)

Balance as of September 30, 2008	$98

(a)

Includes $645 million of changes in the fair value and $31 million of realized losses due to settlements associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

Nine Months Ended September 30, 2008 (In millions)	Mark-to-Market Derivatives
Balance as of January 1, 2008	$456
Total realized / unrealized gains included in regulatory liabilities	(358)

Balance as of September 30, 2008	$98

(a)

Includes $320 million of changes in the fair value and $38 million of realized losses due to settlements associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO

The following table presents assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2009 and December 31, 2008:

As of September 30, 2009 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$263	$—	$—	$263	(a)
Rabbi trust investments-mutual funds	6	—	—	6	(b)(c)

Total assets	269	—	—	269

Liabilities
Deferred compensation obligation	—	(25)	—	(25)
Mark-to-market derivative liabilities	—	—	(3)	(3	)(d)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(25)	(5)	(30)

Total net assets (liabilities)	$269	$(25)	$(5)	$239

As of December 31, 2008 (In millions)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$26	$—	$—	$26	(a)
Rabbi trust investments-mutual funds	6	—	—	6	(c)(b)

Total assets	32	—	—	32

Liabilities
Deferred compensation obligation	—	(28)	—	(28)
Servicing liability	—	—	(2)	(2)

Total liabilities	—	(28)	(2)	(30)

Total net assets (liabilities)	$32	$(28)	$(2)	$2

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)	The mutual funds held by the Rabbi Trust invest in the common stock of S&P 500 companies and Pennsylvania municipal bonds that are primarily rated as investment grade.
(c)	Excludes $12 million and $10 million of the cash surrender value of life insurance investments at September 30, 2009 and December 31, 2008, respectively.
(d)

The Level 3 balance is included in other deferred credits and other liabilities on PECO’s Consolidated Balance Sheets and represents a noncurrent liability of $3 million at September 30, 2009 related to the fair value of PECO’s block contracts, which includes a $1 million noncurrent liability related to the fair value of PECO’s block contracts with Generation that eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009 (In millions)	Mark-to-Market Derivatives	Servicing Liability	Total
Balance as of June 30, 2009	$(2)	$(2)	$(4)
Included in regulatory assets	(1)	—	(1)

Balance as of September 30, 2009	$(3)	$(2)	$(5)

Nine Months Ended September 30, 2009 (In millions)	Mark-to-Market Derivatives	Servicing Liability	Total
Balance as of December 31, 2008	$—	$(2)	$(2)
Included in regulatory assets	(3)	—	(3)

Balance as of September 30, 2009	$(3)	$(2)	$(5)

Three Months Ended September 30, 2008 (In millions)	Mark-to-Market Derivatives	Servicing Liability	Total
Balance as of June 30, 2008	$—	$(1)	$(1)
Total realized / unrealized gains included in net income	—	(1)	(1)

Balance as of September 30, 2008	$—	$(2)	$(2)

Nine Months Ended September 30, 2008 (In millions)	Mark-to-Market Derivatives	Servicing Liability	Total
Balance as of January 1, 2008	$—	$(1)	$(1)
Total realized / unrealized gains included in net income	—	(1)	(1)

Balance as of September 30, 2008	$—	$(2)	$(2)

Valuation Techniques Used to Determine Fair Value

The following describes the valuation techniques used to measure the fair value of the assets and liabilities shown in the tables above.

Cash Equivalents (Exelon, Generation, ComEd and PECO).    The Registrants’ cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of investments in mutual and money market funds. The fair values of the shares of these funds are based on observable market prices and, therefore, have been categorized in Level 1 in the fair value hierarchy.

Nuclear Decommissioning Trust Fund Investments (Exelon and Generation).    The trust fund investments have been established to satisfy Exelon’s and Generation’s nuclear decommissioning obligations. The nuclear decommissioning trust funds hold debt and equity securities directly and indirectly through commingled funds. Generation’s investment policies place limitations on the types and investment grade ratings of the securities that may be held by the trusts. These policies restrict the trust funds from holding alternative investments and limit the trust funds’ exposures to investments in highly illiquid markets.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With respect to individually held equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, which Generation is able to independently corroborate. For fixed income securities, the trustees receive multiple prices from pricing services, which enable cross-provider validations by the trustees in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the portfolio managers challenge an assigned price and the trustees determine that another price source is considered to be preferable. Generation has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Generation selectively corroborates the fair values of securities by comparison to other market-based price sources.

Investments with maturities of three months or less when purchased, including certain short-term fixed income securities, are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2. The fair values of equity securities held directly by the trust funds are based on quoted prices in active markets and are categorized in Level 1. Equity securities held individually are primarily traded on the New York Stock Exchange and NASDAQ — Global Select Market, which contain only actively traded securities due to the volume trading requirements imposed by these exchanges. In addition, U.S. Treasury securities are categorized as Level 1 because they trade in a highly-liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2. To draw parallels from the trading and quoting of fixed income securities with similar features, pricing services consider various characteristics including the issuer, vintage, purpose of loan, collateral attributes, prepayment speeds, interest rates and credit ratings in order to properly value these securities. Commingled funds, which are similar to mutual funds, are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of short-term commingled funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. However, because these short-term commingled funds are only offered to a limited group of investors and, therefore, not exchanged in an active market, they are categorized in Level 2 in the fair value hierarchy. The objectives of the remaining commingled funds in which Exelon and Generation invest primarily seek to track the performance of certain equity indices, specifically the S&P 500, the Russell 3000 and the Morgan Stanley Capital International EAFE indices, by purchasing equity securities to replicate the capitalization and characteristics of the indices. The fair value of these commingled funds are based on net asset values per fund share (the unit of account), primarily derived from the quoted prices in active markets of the underlying equity securities. However, because the shares of these commingled funds are not publicly quoted, not traded in an active market and are subject to certain restrictions regarding their purchase and sale, the commingled funds are categorized in Level 3. See Note 12 — Asset Retirement Obligations for further discussion on the nuclear decommissioning trust fund investments.

Rabbi Trust Investments (Exelon, Generation, ComEd and PECO).    The Rabbi trusts were established to hold assets related to deferred compensation plans existing for certain active and retired members of Exelon’s executive management and directors. The investments in the Rabbi trusts are included in investments in the Registrants’ Consolidated Balance Sheets. The fair values of the shares of the funds are based on observable market prices and, therefore, have been categorized in Level 1 in the fair value hierarchy.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Registrants evaluate the securities held in their Rabbi trusts for other-than-temporary impairment by analyzing the historical performance, cost basis and market value of securities in unrealized loss positions in comparison to related market indices. During June 2009, ComEd concluded that certain investments were other-than-temporarily impaired based on various factors assessed in the aggregate, including the duration and severity of the impairment, the anticipated recovery of the securities and considerations of ComEd’s ability and intent to hold the investments until the recovery of their cost basis. This analysis resulted in an impairment charge of $7 million (pre-tax) recorded in other income and deductions associated with ComEd’s investments held in Rabbi trusts.

Mark-to-Market Derivatives (Exelon, Generation, ComEd and PECO).    Derivative contracts are traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based derivatives are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that the Registrants believe provide the most liquid market for the commodity. The price quotations are reviewed and corroborated to ensure the prices are observable and representative of an orderly transaction between market participants. This includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. The remainder of non-exchange-based derivative contracts are valued using the Black model, an industry standard option valuation model. The Black model takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. For non-exchange-based derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs are generally observable. Such instruments are categorized in Level 2. The Registrants’ non-exchange-based derivatives are predominately at liquid trading points. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, such as the financial swap contract between Generation and ComEd, model inputs generally would include both observable and unobservable inputs. These valuations may include an estimated basis adjustment from an illiquid trading point to a liquid trading point for which active price quotations are available. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable. The Registrants consider credit and nonperformance risk in the valuation of derivative contracts categorized in Level 1, 2 and 3, including both historical and current market data in its assessment of credit and nonperformance risk. The impacts of credit and nonperformance risk were not material to the financial statements.

Exelon may utilize fixed-to-floating interest-rate swaps, which are typically designated as fair-value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash-flow hedges. Exelon uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk and market parameters such as interest rates and volatility. As these inputs are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 8 — Derivative Financial Instruments for further discussion on mark-to-market derivatives.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Obligations (Exelon, Generation, ComEd and PECO).    The Registrants’ deferred compensation plans allow participants to defer certain cash compensation into a notional investment account. The Registrants include such plans in other current and noncurrent liabilities in their Consolidated Balance Sheets. The value of the Registrants’ deferred compensation obligations is based on the market value of the participants’ notional investment accounts. The notional investments are comprised primarily of mutual funds, which are based on observable market prices. However, since the deferred compensation obligations themselves are not exchanged in an active market, they are categorized in Level 2 in the fair value hierarchy.

Servicing Liability (Exelon and PECO).    PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable. A servicing liability was recorded for the agreement in accordance with the current authoritative guidance for servicing of assets and extinguishment of liabilities. The servicing liability is included in other current liabilities in Exelon’s and PECO’s Consolidated Balance Sheets. The fair value of the liability has been determined using internal estimates based on provisions in the agreement, which are categorized as Level 3 inputs in the fair value hierarchy. See Note 14 — Commitments and Contingencies for further discussion on the accounts receivable agreement.

Non-recurring Fair Value Measurements

Asset Impairment (Exelon and Generation)

As discussed in Note 4 — Property, Plant and Equipment, as of March 31, 2009, Generation tested its Texas plants for potential impairment and recognized an impairment charge of $223 million in the first quarter of 2009 to reduce the carrying value of the Handley and Mountain Creek stations to fair value.

The impairment charge recorded by Generation for the Handley and Mountain Creek stations incorporated the fair values of the plants using unobservable inputs falling within Level 3 of the fair value hierarchy. Generation determined fair value considering multiple valuation techniques including the income (discounted cash flow), market (available comparables) and cost (replacement cost) valuation approaches. The results were evaluated and weighted, considering the reasonableness of the range indicated by those results. Significant inputs used under the income approach included forecasted cash flows based on forecasted generation, forward prices of natural gas and electricity, and overall generation availability in the Electric Reliability Council of Texas (ERCOT), and discount rate assumptions. Significant inputs under the transaction approach included market multiples that were derived from comparable transactions for peaking plants in ERCOT and other market regions and discount rate assumptions.

7.    Debt and Credit Agreements (Exelon, Generation, ComEd and PECO)

Short-Term Borrowings

Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper, Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool and ComEd meets its short-term liquidity requirements primarily through borrowings under its credit facility.

As of September 30, 2009, Exelon Corporate, Generation, ComEd and PECO had access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion, $952 million and $574

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, respectively. See Note 10 of Exelon’s 2008 Annual Report on Form 10-K for further information regarding the credit facilities. Generation also had additional letter of credit facilities used solely to enhance tax-exempt variable rate debt as discussed further below.

Exelon, Generation, ComEd and PECO had the following amounts of commercial paper and credit facility borrowings outstanding at September 30, 2009 and December 31, 2008:

Commercial paper borrowings	September 30, 2009	December 31, 2008
Exelon Corporate	$—	$56
Generation	$—	$—
PECO	$—	$95

Credit facility borrowings
ComEd	$140	$60

Issuance of Long-Term Debt

During the nine months ended September 30, 2009, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount(a)
Generation	Pollution Control Notes	5.00%	December 1, 2042	$46
Generation	Senior Notes	5.20%	October 1, 2019	600
Generation	Senior Notes	6.25%	October 1, 2039	900
ComEd	First Mortgage Bonds(b)	Variable	March 1, 2020	50
ComEd	First Mortgage Bonds(b)	Variable	March 1, 2017	91
ComEd	First Mortgage Bonds(b)	Variable	May 1, 2021	50
PECO	First Mortgage Bonds	5.00%	October 1, 2014	250

(a)	Excludes unamortized bond discounts.
(b)	Variable-rate tax-exempt bonds secured by First Mortgage Bonds, which were remarketed in May 2009 following an earlier repurchase.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement of Long-Term Debt

During the nine months ended September 30, 2009, the following long-term debt was retired:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Senior Notes	6.75%	May 1, 2011	$387
Generation	Pollution Control Notes	Variable	December 1, 2042	46
Generation	Pollution Control Notes	Variable	April 1, 2021	51
Generation	Pollution Control Notes	Variable	April 1, 2021	39
Generation	Pollution Control Notes	Variable	December 1, 2029	30
Generation	Pollution Control Notes	Variable	October 1, 2030	92
Generation	Pollution Control Notes	Variable	October 1, 2030	69
Generation	Pollution Control Notes	Variable	October 1, 2034	14
Generation	Pollution Control Notes	Variable	October 1, 2034	13
Generation	Notes Payable	6.33%	August 8, 2009	10
Generation	Senior Notes	6.95%	June 15, 2011	555
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	1
ComEd	First Mortgage Bonds(a)	Variable	March 1, 2020	50
ComEd	First Mortgage Bonds(a)	Variable	March 1, 2017	91
ComEd	First Mortgage Bonds(a)	Variable	May 1, 2021	50
ComEd	First Mortgage Bonds	5.70%	January 15, 2009	16
ComEd	Sinking fund debentures	4.625-4.75%	Various	1
PECO	PETT Transition Bonds	7.65%	September 1, 2009	319
PECO	PETT Transition Bonds	6.52%	March 1, 2010	214

(a)	Variable-rate tax-exempt bonds secured by First Mortgage Bonds, which were repurchased in May 2009 and subsequently remarketed.

On September 23, 2009, Generation issued and sold $1.5 billion of Senior Notes. In connection with this debt issuance, Generation entered into forward-starting interest rate swaps in the aggregate notional amount of approximately $1.1 billion. The interest rate swaps were settled on September 16, 2009 with Generation recording a pre-tax gain of approximately $7 million. The gain was recorded to other comprehensive income within Generation’s Consolidated Balance Sheets and will be amortized to income over the life of the related debt as a reduction in interest expense.

On September 23, 2009, Exelon purchased pursuant to a cash tender offer $387 million of its 6.75% Senior Notes due May 1, 2011 (Exelon Notes) and Generation purchased pursuant to a cash tender offer for $555 million of its 6.95% Senior Notes due June 15, 2011 (Generation Notes). The aggregate principal amount of the Exelon Notes and Generation Notes tendered represented approximately 77% and 79% of Exelon Notes and Generation Notes outstanding, respectively. In connection with the tender offer, Exelon and Generation incurred losses associated with the early retirement of debt of approximately $36 million and $57 million, respectively, as a result of paying a price greater than par value of the Exelon Notes and Generation Notes. The expense related to the charges is included within other, net in Exelon and Generation’s Consolidated Statements of Operations and Comprehensive Income.

Additionally, Exelon called for redemption, on October 23, 2009, its remaining outstanding Exelon Notes and Generation called for redemption, on October 23, 2009, its remaining outstanding Generation Notes. In

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the call, Exelon and Generation incurred losses associated with the early retirement of debt of approximately $10 million and $14 million, respectively, which will be recorded in the fourth quarter of 2009. Accordingly, the remaining balances of outstanding Exelon Notes and Generation Notes have been reclassified to current liabilities within Exelon and Generation’s Consolidated Balance Sheets at September 30, 2009.

Variable Rate Debt

As noted above, Generation repurchased $46 million in unenhanced tax-exempt variable-rate debt on February 23, 2009 due to a failed remarketing. In June 2009, Generation refinanced the debt with $46 million in bonds at a term rate through May 2012 with a maturity of 2042.

During the second quarter of 2009, ComEd repurchased $191 million of its credit enhanced variable-rate tax-exempt debt. This debt was then remarketed with credit enhancement provided by letters of credit issued under ComEd’s unsecured revolving credit facility. The letters of credit expire shortly before the expiration of the credit facility in 2011.

Generation had letters of credit that expired during the third quarter of 2009, which were used to credit enhance variable-rate long-term tax-exempt debt totaling $307 million, with maturities ranging from 2021 – 2034. Generation could not find alternative letters of credit at reasonable terms, and therefore repurchased the $307 million in tax-exempt debt during September 2009. Generation has the ability to remarket these bonds whenever it determines it to be economically advantageous given market conditions. In addition, Generation has letter of credit facilities that will expire in the second quarter of 2010, which are used to credit enhance variable-rate long-term tax-exempt debt totaling $213 million, with maturities ranging from 2016 – 2034. Generation intends to extend or replace the expiring letters of credit with new letters of credit at reasonable terms, or remarket the bonds with an interest rate term not requiring letter of credit support. If Generation is unable to remarket these bonds at reasonable terms Generation will repurchase them.

Under the terms of Generation’s and ComEd’s variable-rate tax-exempt debt agreements, Generation or ComEd may be required to repurchase any outstanding debt before its stated maturity unless supported by sufficient letters of credit. If either Generation or ComEd were required to repurchase the debt, it would reassess its options to obtain new letters of credit or remarket the bonds in a manner that does not require letter of credit support. Generation and ComEd have classified amounts outstanding under these debt agreements as long-term based on management’s intent and ability to either renew or replace the letters of credit, refinance the debt at reasonable terms on a long-term fixed-rate basis, or utilize the capacity under existing long-term credit facilities.

8.    Derivative Financial Instruments (Exelon, Generation, ComEd and PECO)

The Registrants are exposed to certain risks related to ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, the Registrants are exposed to market fluctuations in the prices of electricity, coal, natural gas, and other commodities. The Registrants employ established policies and procedures to manage their risks associated with market fluctuations by entering into physical contracts as well as financial derivative contracts including swaps, futures, forwards, options and short-term and long-term commitments to purchase and sell energy and energy-related products. The

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Registrants believe these instruments, which are classified as either economic hedges or non-derivatives, mitigate exposure to fluctuations in commodity prices. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt, commercial paper and lines of credit.

Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value. Under these provisions, economic hedges are recognized on the balance sheet at their fair value unless they qualify for the normal purchases and normal sales exception. The Registrants have applied the normal purchases and normal sales scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. For economic hedges that qualify and are designated as cash-flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in value of the underlying exposure is deferred in accumulated other comprehensive income (OCI) and later reclassified into earnings when the underlying transaction occurs. For economic hedges that do not qualify or are not designated as cash-flow hedges, changes in the fair value of the derivative are recognized in earnings each period and are classified as other derivatives in the following tables. Non-derivative contracts for access to additional generation and for sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

Commodity Price Risk (Exelon, Generation, ComEd and PECO)

Economic Hedging.    The Registrants are exposed to commodity price risk primarily relating to changes in the market price of electricity, natural gas, coal, oil and emission allowances associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather conditions, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels, including oil, natural gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power sales, fuel and energy purchases, and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s policies and hedging objectives, the market, weather conditions, operational and other factors. Generation is also exposed to differences between the locational settlement prices of certain economic hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation hedges commodity risk on a ratable basis over three-year periods. As of September 30, 2009, the percentage of expected generation hedged was 98% - 100%, 88% - 91%, and 63% - 66% for the remainder of 2009, 2010 and 2011, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash-flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

ComEd has locked in a fixed price for a significant portion of its commodity price risk through the five-year financial swap contract with Generation that expires on May 31, 2013, which is discussed in more detail below. In addition, the contracts that Generation has entered into with ComEd and that ComEd has entered into with Generation and other suppliers as part of the ComEd power procurement agreements, which are further discussed in Note 3 — Regulatory Issues, qualify for the normal purchases and normal sales scope exception. Based on the Illinois Settlement Legislation and ICC-approved procurement methodologies permitting ComEd to recover its electricity procurement costs from retail customers with no markup, ComEd’s price risk related to power procurement is limited.

In order to fulfill a requirement of the Illinois Settlement, Generation and ComEd entered into a five-year financial swap contract effective August 28, 2007. The financial swap is designed to coincide with ComEd’s remaining auction contracts for energy. The remaining swap contract volumes are 2,000 MW for the period extending June 2009 through May 2010 and 3,000 MW from June 2010 through May 2013. The terms of the financial swap contract require Generation to pay the market price for a portion of ComEd’s electricity supply requirement, while ComEd pays a fixed price. The contract is to be settled net, for the difference between the fixed and market pricing, and the financial terms only cover energy costs and do not cover capacity or ancillary services. The financial swap contract is a derivative financial instrument that has been designated by Generation as a cash-flow hedge. Consequently, Generation records the fair value of the swap on its balance sheet and records changes in fair value to OCI. ComEd has not elected hedge accounting for this derivative financial instrument and records the fair value of the swap on its balance sheet. However, since the financial swap contract was deemed prudent by the Illinois Settlement Legislation, ComEd receives full cost recovery for the contract in rates and the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 3 — Regulatory Issues for additional information regarding the Illinois Settlement. In Exelon’s consolidated financial statements, all financial statement effects of the financial swap recorded by Generation and ComEd are eliminated.

PECO has transferred substantially all of its commodity price risk related to its procurement of electric generation to Generation through a PPA that expires December 31, 2010. The PPA is not considered a derivative under the current derivative authoritative guidance.

In preparation for the expiration of the PPA, PECO has begun to procure electric generation through a competitive RFP process as outlined in its PAPUC-approved DSP Program, which is further discussed in Note 3 — Regulatory Issues. Based on Pennsylvania legislation and the DSP Program permitting PECO to recover its electric generation procurement costs from retail customers with no markup, PECO’s price risk related to electric generation procurement will be limited. PECO will lock in fixed prices for a significant portion of its commodity price risk following the expiration of the electric generation rate caps through full requirements contracts and block contracts. PECO’s full requirements fixed price contracts qualify for the normal purchases and normal sales scope exception. PECO accounts for the block contracts as other derivatives, which are recorded on its balance sheet at fair value and the change in fair value each period is recorded as a regulatory asset or liability.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy deliverability requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply agreements that are derivatives qualify for the normal purchases and normal sales exception. Additionally, in accordance with the 2008 PAPUC purchased gas cost clause (PGC) settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2008 PGC settlement, PECO is required to lock-in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program covers 20% to 25% of planned gas purchases in support of projected firm sales. The hedging program for gas procurement has no direct impact on PECO’s financial position or results of operations as fuel costs are fully recovered from customers under the PGC.

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure and is subject to limits established by Exelon’s Risk Management Committee. The proprietary trading activities, which included volumes of 1,645 gigawatt hours (GWhs) and 5,979 GWhs for the three and nine months ended September 30, 2009 and 3,092 GWhs and 6,738 GWhs for the three and nine months ended September 30, 2008, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. Neither ComEd nor PECO enter into derivatives for proprietary trading purposes.

Interest Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings, which are typically designated as cash-flow hedges. These strategies are employed to achieve a lower cost of capital. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than a $1 million decrease in Exelon’s, Generation’s, and ComEd’s pre-tax income for the three and nine months ended September 30, 2009.

Fair Value Hedges.    For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Registrants include the gain or loss on the hedged items and the offsetting loss or gain on the related interest rate swaps in interest expense as follows for the nine months ended September 30, 2009:

Income Statement Classification	Loss on Swaps	Gain on Borrowings
Interest expense	$(5)	$5

At September 30, 2009 and December 31, 2008, Exelon had $100 million of notional amounts of fair value hedges outstanding related to interest rate swaps, with fair value assets of $12 million and $17 million, respectively. During the three and nine months ended September 30, 2009 and 2008, there was no impact on the results of operations as a result of ineffectiveness from fair value hedges.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-Flow Hedges.    At September 30, 2009 and December 31, 2008, the Registrants did not have any interest rate swaps designated as cash-flow hedges outstanding. In connection with Generation’s September 2009 $1.5 billion debt issuance, Generation entered into forward-starting interest rate swaps in the aggregate notional amount of $1.1 billion. The interest rate swaps were settled on September 16, 2009 with Generation recording a $7 million pre-tax gain. The gain was recorded to other comprehensive income within Generation’s Consolidated Balance Sheets and will be amortized to income over the life of the related debt as a reduction in interest expense.

Fair Value Measurement (Exelon, Generation, ComEd and PECO)

Fair value accounting guidance requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to master netting agreements and qualify for net presentation in the statement of financial position. In the table below, Generation’s cash-flow hedges, other derivatives and proprietary trading derivatives are shown gross and the impact of the netting of fair value balances with the same counterparty, as well as netting of collateral, is aggregated in the collateral and netting column. Excluded from the tables below are economic hedges that qualify for the normal purchases and normal sales exception and other non derivative contracts that are accounted for under the accrual method of accounting.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation, ComEd and PECO as of September 30, 2009:

Derivatives	Generation					ComEd	PECO	Other		Exelon
	Cash-Flow Hedges (a,d)	Other Derivatives	Proprietary Trading	Collateral and Netting (b)	Subtotal (c)	IL Settlement Swap (a)	Other Derivatives (d)	Other Derivatives	Intercompany Eliminations (a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$780	$1,132	$302	$(1,747)	$467	$—	$—	$—	$—	$467
Mark-to-market derivative assets with affiliate (current assets)	305	—	—	—	305	—	—	—	(305)	—
Mark-to-market derivative assets (noncurrent assets)	545	655	116	(846)	470	—	—	12	—	482
Mark-to-market derivative assets with affiliate (noncurrent assets)	780	—	—	—	780	—	—	—	(780)	—

Total mark-to-market derivative assets	$2,410	$1,787	$418	$(2,593)	$2,022	$—	$—	$12	$(1,085)	$949

Mark-to-market derivative liabilities (current liabilities)	$(15)	$(985)	$(268)	$1,062	$(206)	$—	—	$—	$—	$(206)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(305)	—	—	305	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(51)	(310)	(103)	394	(70)	—	(2)	—	—	(72)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(779)	(1)	—	780	—

Total mark-to-market derivative liabilities	(66)	(1,295)	(371)	1,456	(276)	(1,084)	(3)	—	1,085	(278)

Total mark-to-market derivative net assets (liabilities)	$2,344	$492	$47	$(1,137)	$1,746	$(1,084)	$(3)	$12	$—	$671

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $305 million and $779 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract, as described above.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)

Current and noncurrent assets are shown net of collateral of $374 million and $375 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $312 million and $76 million, respectively. The total cash collateral received net of cash collateral posted and offset against mark-to-market assets and liabilities was $1,137 million at September 30, 2009.

(d)

Includes a noncurrent liability for PECO and a noncurrent asset for Generation of $1 million related to the fair value of PECO’s block contracts with Generation. There were no netting adjustments or collateral received as of September 30, 2009. PECO’s block contracts are included in other deferred credits and other liabilities on PECO’s Consolidated Balance Sheets.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2008:

	Generation					ComEd	Other		Exelon
Derivatives	Cash-Flow Hedges(a)	Other Derivatives	Proprietary Trading	Collateral and Netting(b)	Subtotal(c)	IL Settlement Swap(a)	Other Derivatives	Intercompany Eliminations(a)	Total Derivatives
Mark-to-market derivative assets (current assets)	$610	$1,168	$375	$(1,743)	$410	$—	$—	$—	$410
Mark-to-market derivative assets with affiliate (current assets)	111	—	—	—	111	—	—	(111)	—
Mark-to-market derivative assets (noncurrent assets)	437	552	124	(623)	490	—	17	—	507
Mark-to-market derivative assets with affiliate (noncurrent assets)	345	—	—	—	345	—	—	(345)	—

Total mark-to-market derivative assets	$1,503	$1,720	$499	$(2,366)	$1,356	$—	$17	$(456)	$917

Mark-to-market derivative liabilities (current liabilities)	$(47)	$(1,167)	$(291)	$1,291	$(214)	$—	$—	$—	$(214)
Mark-to-market derivative liability with affiliate (current liabilities)	—	—	—	—	—	(111)	—	111	—
Mark-to-market derivative liabilities (noncurrent liabilities)	(19)	(227)	(100)	322	(24)	—	—	—	(24)
Mark-to-market derivative liability with affiliate (noncurrent liabilities)	—	—	—	—	—	(345)	—	345	—

Total mark-to-market derivative liabilities	(66)	(1,394)	(391)	1,613	(238)	(456)	—	456	(238)

Total mark-to-market derivative net assets (liabilities)	$1,437	$326	$108	$(753)	$1,118	$(456)	$17	$—	$679

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $111 million and $345 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract, as described above. At Exelon, the fair value balances are eliminated upon consolidation.

(b)	Represents the netting of fair value balances with the same counterparty and the application of collateral.
(c)

Current and noncurrent assets are shown net of collateral of $177 million and $252 million, respectively, and current and noncurrent liabilities are shown inclusive of collateral of $274 million and $50 million, respectively. The total cash collateral received net of cash collateral posted and offset against mark to market assets and liabilities was $753 million at December 31, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-Flow Hedges (Exelon and Generation).    Economic hedges that qualify as cash-flow hedges primarily consist of forward power sales and power swaps on base load generation. At September 30, 2009, Generation had net unrealized pre-tax gains on effective cash-flow hedges of $2,339 million being deferred within accumulated OCI, including approximately $1,084 million related to the financial swap with ComEd. Amounts recorded in accumulated OCI related to changes in energy commodity cash-flow hedges are reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs. Reclassifications from OCI are included in operating revenues, purchased power and fuel in Exelon’s and Generation’s Consolidated Statements of Operations, depending on the commodities involved in the hedged transaction. Based on market prices at September 30, 2009, approximately $1,069 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation, including approximately $305 million related to the financial swap with ComEd. However, the actual amount reclassified from accumulated OCI could vary due to future changes in market prices. Generation expects the settlement of the majority of its cash-flow hedges will occur during 2009 through 2011, and the ComEd financial swap contract during 2009 through 2013.

Exelon discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item, in the case of forward-starting hedges, or when it is no longer probable that the forecasted transaction will occur. For the three and nine months ended September 30, 2009, amounts reclassified into earnings as a result of the discontinuance of cash-flow hedges were immaterial.

The tables below provide the activity of accumulated OCI related to cash-flow hedges for the three and nine months ended September 30, 2009 and 2008, containing information about the changes in the fair value of cash-flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

Three Months Ended September 30, 2009	Income Statement Location	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative gain at June 30, 2009		$1,512	(a)	$868
Effective portion of changes in fair value		177	(b)	96
Reclassifications from accumulated OCI to net income	Operating Revenue	(280	)(c)	(225)
Ineffective portion recognized in income	Purchased Power	1		1

Accumulated OCI derivative gain at September 30, 2009		$1,410	(a,d)	$740

(a)

Includes $653 million and $624 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $1 million and $1 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of September 30, 2009 and June 30, 2009, respectively.

(b)	Includes an $85 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the three months ended September 30, 2009.
(c)

Includes a $56 million loss, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd for the three months ended September 30, 2009.

(d)	Excludes a $4 million gain, net of taxes, related to interest rate swaps settled in September 2009. See Note 7 – Debt and Credit Agreements for further information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2009	Income Statement Location	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative gain at December 31, 2008		$855	(a)	$563
Effective portion of changes in fair value		1,235	(b)	748
Reclassifications from accumulated OCI to net income	Operating Revenue	(686	)(c)	(577)
Ineffective portion recognized in income	Purchased Power	6		6

Accumulated OCI derivative gain at September 30, 2009		$1,410	(a,d)	$740

(a)

Includes $653 million and $275 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of September 30, 2009 and December 31, 2008, respectively, and $1 million, net of taxes, related to the fair value of the block contracts with PECO as of September 30, 2009.

(b)	Includes a $487 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the nine months ended September 30, 2009.
(c)

Includes a $109 million loss, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd for the nine months ended September 30, 2009.

(d)	Excludes a $4 million gain, net of taxes, related to interest rate swaps settled in September 2009. See Note 7 — Debt and Credit Agreements for further information.

Three Months Ended September 30, 2008	Income Statement Location	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative loss at June 30, 2008		$(1,661	)(a)	$(1,244)
Effective portion of changes in fair value		1,513	(b)	1,124
Reclassifications from accumulated OCI to net income	Operating Revenue	205	(c)	187
Ineffective portion recognized in income	Purchased Power	(62)		(31)

Accumulated OCI derivative gain (loss) at September 30, 2008		$(5	)(a)	$36

(a)	Includes $59 million and $436 million of losses, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of September 30, 2008 and June 30, 2008, respectively.
(b)	Includes a $358 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the three months ended September 30, 2008.
(c)

Includes a $19 million gain, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd during the three months ended September 30, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2008	Income Statement Location	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash-Flow Hedges
Accumulated OCI derivative loss at December 31, 2007		$(548	)(a)	$(292)
Effective portion of changes in fair value		167	(b)	(26)
Reclassifications from accumulated OCI to net income	Operating Revenue	388	(c)	366
Ineffective portion recognized in income	Purchased Power	(12)		(12)

Accumulated OCI derivative gain (loss) at September 30, 2008		$(5	)(a)	$36

(a)

Includes $59 million and $275 million of losses, net of taxes, related to the fair value of the five-year financial swap contract with ComEd as of September 30, 2008 and December 31, 2007, respectively.

(b)	Includes a $193 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd during the nine months ended September 30, 2008.
(c)

Includes a $23 million gain, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd during the nine months ended September 30, 2008.

During the three and nine months ended September 30, 2009, Generation’s cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $464 million pre-tax gain and a $1,138 million pre-tax gain, respectively, and a ($341) million and ($645) million pre-tax loss for the three and nine months ended September 30, 2008, respectively. Given that the cash-flow hedges primarily consist of forward power sales and power swaps and do not include gas options or sales, the ineffectiveness of Generation’s cash-flow hedges is primarily the result of differences between the locational settlement prices of the cash-flow hedges and the hedged generating units. This price difference is actively managed through other instruments which include financial transmission rights, whose changes in fair value are recognized in earnings each period, and auction revenue rights. During the three and nine months ended September 30, 2009, cash-flow hedge ineffectiveness changed by $2 million and $10 million due primarily to the change in market prices during the period, of which none was related to Generation’s financial swap contract with ComEd. At September 30, 2009, cash-flow hedge ineffectiveness resulted in an adjustment of $5 million to accumulated OCI on the balance sheet in order to reflect the effective portion of derivative gains or losses. During the three months ended September 30, 2008, cash-flow hedge ineffectiveness changed by $103 million due primarily to the change in market prices during the period, of which $51 million was related to Generation’s financial swap contract with ComEd. During the nine months ended September 30, 2008, cash flow ineffectiveness changed by $22 million, none of which was related to Generation’s financial swap contract with ComEd.

Exelon’s energy-related cash-flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $371 million pre-tax gain and $958 million pre-tax gain for the three and nine months ended September 30, 2009, respectively, and a ($310) million pre-tax loss and ($608) million pre-tax loss for the three and nine months ended September 30, 2008. Changes in cash-flow hedge ineffectiveness, primarily due to changes in market prices, were $2 million and $10 million for the three and nine months ended September 30, 2009, and $52 million and $22 million for the three and nine months ended September 30, 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Derivatives (Exelon and Generation).    Other derivative contracts are those that do not qualify or are not designated for hedge accounting. These instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, and forward sales. For the three and nine months ended September 30, 2009 and 2008, the following net pre-tax mark-to-market gains (losses) relating to changes in the fair values of certain purchase and sale contracts were reported in fuel and purchased power expense at Exelon and Generation in the Consolidated Statements of Operations and are included in Net fair value changes related to derivatives and nuclear decommissioning trust funds in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

	Exelon and Generation
Three Months Ended September 30, 2009	Purchased Power	Fuel	Total

Unrealized mark-to-market gains (losses)	$81	$(10)	$71
Realized mark-to-market gains	10	47	57

Total net mark-to-market gains	$91	$37	$128

	Exelon and Generation
Nine Months Ended September 30, 2009	Purchased Power	Fuel	Total

Unrealized mark-to-market gains (losses)	$211	$(113)	$98
Realized mark-to-market gains (losses)	(72)	122	50

Total net mark-to-market gains	$139	$9	$148

	Exelon and Generation
Three Months Ended September 30, 2008	Purchased Power	Fuel	Total

Unrealized mark-to-market gains (losses)	$252	$(123)	$129
Realized mark-to-market gains (losses)	1	(75)	(74)

Total net mark-to-market gains (losses)	$253	$(198)	$55

	Exelon and Generation
Nine Months Ended September 30, 2008	Purchased Power	Fuel	Total

Unrealized mark-to-market gains	$137	$224	$361
Realized mark-to-market gains (losses)	51	(136)	(85)

Total net mark-to-market gains	$188	$88	$276

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proprietary Trading Activities (Exelon and Generation).    For the three and nine months ended September 30, 2009 and 2008, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in Net fair value changes related to derivatives and nuclear decommissioning trust funds in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

	Location on Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
Unrealized mark-to-market gains (losses)	Operating Revenue	$(1)	$2	$2	$105
Realized mark-to-market losses	Operating Revenue	(21)	(7)	(63)	(30)

Total net mark-to-market gains (losses)	Operating Revenue	$(22)	$(5)	$(61)	$75

Credit Risk (Exelon, Generation, ComEd and PECO)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. For energy-related derivative instruments, Generation enters into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allow for cross product netting. In addition to payment netting language in the enabling agreement, Generation’s credit department establishes credit limits, margining thresholds and collateral requirements for each counterparty, which are defined in the derivative contracts. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s margining thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. Generation’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of September 30, 2009. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through Regional Transmission Organizations (RTOs), Independent System Operators (ISOs) and New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $111 million and $157 million, respectively. See Note 17 – Related-Party Transactions for further information.

Rating as of September 30, 2009	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,395	$543	$852	$—	$—
Non-investment grade	7	7	—	—	—
No external ratings
Internally rated — investment grade	30	5	25	—	—
Internally rated — non-investment grade	2	1	1	—	—

Total	$1,434	$556	$878	$—	$—

Net Credit Exposure by Type of Counterparty	As of September 30, 2009
Financial institutions	$313
Investor-owned utilities, marketers and power producers	496
Other	69

Total	$878

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on the price of energy in the spot market compared to the benchmark prices. The benchmark prices are the future prices of energy projected through the contract term and are set at the point of contract execution. If the price of energy in the spot market exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s credit exposure. As of September 30, 2009, ComEd’s credit exposure to suppliers was immaterial and did not exceed the unsecured levels allowed by contract.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation as well as the ICC-approved procurement tariffs. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Issues for further information.

PECO has a PPA with Generation under which Generation has agreed to supply PECO with all of PECO’s electric supply needs through 2010. Generation supplies electricity to PECO from its portfolio of generation assets, PPAs and other market sources at prices that are below current market prices. The price for this electricity

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is essentially equal to the energy revenues earned from customers. PECO could be negatively affected if Generation could not perform under the PPA.

PECO’s supplier master agreements that govern the terms of its DSP program contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from S&P, Fitch or Moody’s and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. If the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2009, PECO’s credit exposure to suppliers under its electric generation procurement contracts was immaterial and did not exceed unsecured levels allowed by the supplier master agreements.

See Note 3—Regulatory Issues for further information regarding the impact of regulatory matters on PECO’s procurement of electric generation.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply agreements. As of September 30, 2009, PECO had no price exposure under its natural gas supply contracts as the fixed-contract obligation costs are greater than projected market prices.

Collateral and Contingent-Related Features (Exelon, Generation, ComEd, and PECO)

As part of the normal course of business, Generation routinely enters into physical or financially settled contracts for the purchase and sale of electric capacity, energy, fuels and emissions allowances. Certain of Generation’s derivative instruments contain provisions that require Generation to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Generation’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if Generation were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. Where applicable, this incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. Generation also enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearing houses act as the counterparty to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margining requirements.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features, excluding transactions on NYMEX and ICE that are fully collateralized, that are in a liability position, that is not fully collateralized as of September 30, 2009, was $1,262 million. Generation had the contractual right of offset of $1,068 million related to derivative instruments that are assets with the same counterparty under master netting agreements, resulting in a net liability position of $194 million. If Generation had been downgraded to the investment grade rating of BBB- and Baa3 or lost its investment grade credit rating, it would have been required to provide incremental collateral of approximately $60 million or $511 million, respectively, as of September 30, 2009, related to its financial instruments, including derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements and the application of collateral. See Note 14 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that ComEd entered into with counterparty suppliers, including Generation, collateral postings are one-sided from suppliers. Generation entered into similar supplier forward contracts with Ameren, with one-sided collateral postings only from Generation. If market prices fall below ComEd’s or Ameren’s benchmark price levels, ComEd or Ameren are not required to post collateral; however, when market prices rise above benchmark price levels with ComEd or Ameren, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the five-year financial swap contract between Generation and ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is downgraded below investment grade by Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), or (2) if Generation is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contracts, collateral postings will never exceed $200 million from either ComEd or Generation. Beginning in June 2009, under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of September 30, 2009, there was no cash collateral or letters of credit posted between suppliers, including Generation, and ComEd, under any of the above-mentioned contracts. See Note 3 — Regulatory Issues for further information.

PECO has a PPA with Generation under which Generation has agreed to supply PECO with all of PECO’s electric supply needs through 2010. There are no collateral-related provisions included in the PPA between PECO and Generation.

PECO’s supplier master agreements that govern the terms of its DSP program contracts do not contain provisions that would require PECO to post collateral.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from Moody’s and S&P. The collateral and credit support requirements vary by contract and by counterparty. As of September 30, 2009, PECO was not required to post collateral for any of these agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, PECO could have been required to post approximately $35 million of collateral to its counterparties.

Exelon’s interest-rate swaps contain provisions that, in the event of a merger, require that Exelon’s debt maintain an investment grade credit rating from Moody’s or S&P. If Exelon’s debt were to fall below investment grade, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest-rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of September 30, 2009, Exelon’s interest-rate swap was in an asset position, with a fair value of $12 million.

Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon and Generation)

On January 1, 2008, Exelon and Generation adopted guidance permitting companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. Exelon and Generation record cash-flow hedges and other derivative and proprietary trading activities in the balance sheet on a net basis and offset the fair value amounts recognized for energy-related derivatives with cash collateral paid to or received from counterparties under master netting arrangements.

As of September 30, 2009 and December 31, 2008, $1 million and $5 million, respectively, of cash collateral received, and $1 million of cash collateral sent as of September 30, 2009 was not offset against net derivative positions, because they were not associated with energy-related derivatives.

9.    Retirement Benefits (Exelon, Generation, ComEd and PECO)

Exelon sponsors defined benefit pension plans and postretirement benefit plans for essentially all Generation, ComEd, PECO and Exelon Corporate employees. Prior to January 8, 2009, employees of Generation’s wholly owned subsidiary, AmerGen, participated in the separate AmerGen-sponsored defined benefit pension plan and postretirement benefit plan. Effective January 8, 2009, the AmerGen legal entity was dissolved and Exelon became the sponsor of all AmerGen pension and postretirement benefit plans. The change in sponsorship did not have an impact on Exelon’s Consolidated Financial Statements.

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2009, Exelon received an updated valuation of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2009. This valuation resulted in an increase to the pension obligations of $57 million and a decrease to other postretirement obligations of $144 million. Additionally, AOCI decreased by approximately $28 million (after-tax). The impact to the Consolidated Statement of Operations and Comprehensive Income was not material.

The following tables present the components of Exelon’s net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008. The 2009 pension benefit cost is calculated using an expected long-term rate of return on plan assets of 8.50%. The 2009 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 8.10%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended September 30,		Other Postretirement Benefits Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$44	$40	$29	$27
Interest cost	163	158	52	52
Expected return on assets	(194)	(209)	(24)	(31)
Amortization of:
Transition obligation	—	—	2	3
Prior service cost (benefit)	4	5	(14)	(14)
Actuarial loss	49	32	20	13
Settlements	6	3	—	—

Net periodic benefit cost	$72	$29	$65	$50

Contractual termination benefit	$—	$—	$4	$—

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits Nine Months Ended September 30,		Other Postretirement Benefits Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$133	$122	$85	$81
Interest cost	488	476	154	156
Expected return on assets	(582)	(627)	(71)	(91)
Amortization of:	—		—
Transition obligation	—	—	7	7
Prior service cost (benefit)	11	11	(42)	(42)
Actuarial loss	147	96	64	39
Settlements	6	9	—	—

Net periodic benefit cost	$203	$87	$197	$150

Contractual termination benefit	$—	$—	$4	$—

The following amounts were included in capital additions and operating and maintenance expense during the three and nine months ended September 30, 2009 and 2008, for Generation’s, ComEd’s, PECO’s and BSC’s allocated portion of the pension and postretirement benefit plans:

Pension and Postretirement Benefit Costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Generation	$61	$34	$180	$104
ComEd	50	26	146	76
PECO	12	8	36	24
BSC(a)	18	11	42	33

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations.

Exelon expects to contribute approximately $595 million to the benefit plans in 2009, of which Generation, ComEd and PECO expect to contribute $269 million, $212 million and $57 million, respectively. These amounts include a $350 million discretionary contribution made during the third quarter of 2009 to Exelon’s largest pension plan.

Plan Assets

The majority of the benefit plans participates in a securities lending program with the trustees of the plans’ investment trusts. The program authorizes the trustee of the particular trust to lend securities, which are assets of the plan, to approved borrowers. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to secure each loan. The loaned securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is invested in collateral funds comprised primarily of short term investment vehicles. Collateral may not be sold or re-pledged by the trustees, however, the borrowers may sell or re-pledge the loaned securities. Exelon’s benefit plans bear the risk of loss

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with respect to unfavorable changes in the fair value of the invested cash collateral. Such losses may result from a decline in the fair value of specific investments or liquidity impairments resulting from current market conditions. Exelon, the trustees and the borrowers have the right to terminate the lending agreement at their discretion, upon which borrowers would return securities to Exelon in exchange for their cash collateral. If the short-term collateral funds do not have adequate liquidity, Exelon may incur losses upon the withdrawal of amounts from the funds to repay the borrowers’ collateral. Losses recognized by the trusts, whether the result of declines in fair value or liquidity impairments, were not material during the period ended September 30, 2009 and the year ended December 31, 2008. Management continues to monitor the performance of the invested collateral and work closely with the trustees to limit any potential losses.

In the fourth quarter of 2008, Exelon decided to end its participation in the securities lending program and chose to initiate a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to the absence of liquidity in the market. Currently, the weighted average maturity of the securities within the collateral funds is approximately 5 months. At December 31, 2008, Exelon had $269 million of loaned securities outstanding and held $274 million of related collateral under its lending agreements. At September 30, 2009, under its lending agreements, Exelon had $45 million of loaned securities outstanding and the fair value of related collateral held was $45 million, representing a decrease in loaned securities outstanding since December 31, 2008 of $224 million primarily due to the return of loaned securities. A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trusts and the trustees in their capacity as security agents.

401(k) Savings Plan

The Registrants participate in a 401(k) savings plan sponsored by Exelon. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The Registrants match a percentage of the employee contributions up to certain limits. The following table presents, by registrant, the matching contributions to the savings plans during the three and nine months ended September 30, 2009 and 2008:

Savings Plan Matching Contributions	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Exelon	$18	$17	$53	$50
Generation	9	8	27	24
ComEd	5	5	15	15
PECO	2	2	6	6

10.    Severance Accounting (Exelon, Generation, ComEd and PECO)

Exelon provides severance and health and welfare benefits to terminated employees pursuant to pre-existing severance plans primarily based upon each individual employee’s years of service and compensation level. Exelon accrues amounts associated with severance benefits that are considered probable and that can be reasonably estimated.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 18, 2009, Exelon announced a restructured senior executive team and major spending cuts, including the elimination of approximately 500 positions. Exelon eliminated approximately 400 corporate support positions, mostly located at corporate headquarters, and 100 management level positions at ComEd, the majority of which was completed by September 30, 2009. These actions were in response to the continuing economic challenges confronting all parts of Exelon’s business and industry especially in light of the commodity-driven nature of Generation’s markets, necessitating continued focus on cost management through enhanced efficiency and productivity.

Exelon recorded a pre-tax charge for estimated salary continuance and health and welfare severance benefits of $40 million in June 2009 as a result of the planned job reductions. In the three months ended September 30, 2009, Exelon recorded a net pre-tax credit of approximately $5 million, which included a $9 million reduction in estimated salary continuance and health and welfare severance benefits, offset by $4 million of expense for contractual termination benefits.

The following tables present total severance benefits costs, recorded as operating and maintenance expense in relation to the announced job reductions, for the three and nine months ended September 30, 2009:

Severance Benefits(a)(b)	Generation	ComEd	PECO	Other	Exelon
Expense (benefit) recorded — three months	$(4)	$1	$(2)	$—	$(5)
Expense recorded — nine months	11	19	3	2	35

(a)

The amounts above include $(1) million and $7 million, $(1) million and $4 million, and $(1) million and $2 million at Generation, ComEd and PECO, respectively, for amounts billed through intercompany allocations for the three and nine months ended September 30, 2009 respectively.

(b)

The severance benefits costs include $1 million of stock compensation expense collectively at Generation and ComEd for which the obligation is recorded in equity for the three and nine months ended September 30, 2009, respectively. Severance benefits also include $4 million and $2 million at Exelon and ComEd, respectively, of contractual termination benefits expense for which the obligation is recorded in other postretirement benefits.

The following table presents the activity of severance obligations for the announced job reductions from January 1, 2009 through September 30, 2009, excluding obligations recorded in equity:

Severance Benefits Obligation	Generation	ComEd	PECO	Other	Exelon
Balance at January 1, 2009	$—	$—	$—	$—	$—
Severance charges recorded	7	12	2	18	39
Cash payments	—	(2)	—	(1)	(3)
Other adjustments	(3)	—	(1)	(5)	(9)

Balance at September 30, 2009	$4	$10	$1	$12	$27

11.    Income Taxes (Exelon, Generation, ComEd and PECO)

Exelon’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2009 was 44.1% and 38.6%, as compared to 33.1% and 33.5% for the three and nine months ended September 30, 2008. The increase in the effective tax rate for the three and nine months ended September 30, 2009 was primarily attributable to gains in 2009 compared to losses in 2008 generated in

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation’s nuclear decommissioning trust funds that are taxed at a higher statutory rate than Generation’s remaining income from operations and, to a lesser extent, a decrease in Generation’s Domestic Production Activities Deduction, which decreased primarily as a result of additional deductions for accelerated depreciation and a change in Generation’s tax method of accounting for repair costs. The increase for the nine months ended September 30, 2009 was partially offset by a change in deferred state income taxes. The effective income tax rate for the three months ended September 30, 2009 was further increased as a result of higher state income tax expenses driven by the charge to third quarter 2009 results of operations to reverse the state income tax benefit, previously recognized on the Illinois investment tax credits during the first quarter 2009.

Generation’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2009 was 45.8% and 40.0%, as compared to 32.6% and 34.1% for the three and nine months ended September 30, 2008. The increase in Generation’s effective tax rate for the three and nine months ended September 30, 2009 was primarily attributable to gains in 2009 compared to losses in 2008 generated in the nuclear decommissioning trust funds that are taxed at a higher statutory rate than Generation’s remaining income from operations and, to a lesser extent, a decrease in Generation’s Domestic Production Activities Deduction, which decreased primarily as a result of additional deductions for accelerated depreciation and a change in Generation’s tax method of accounting for repair costs. The increase for the nine months ended September 30, 2009 was partially offset by a change in deferred state income taxes. The effective income tax rate for the three months ended September 30, 2009 was further increased as a result of higher state income tax expenses driven by the charge to third quarter 2009 results of operations to reverse the state income tax benefit, previously recognized on the Illinois investment tax credits during the first quarter 2009.

ComEd’s effective income tax rate for the three and nine months ended September 30, 2009 was 54.9% and 38.1%, as compared to 36.5% and 37.5% for the three and nine months ended September 30, 2008. For the three months ended September 30, 2009, the increase in the effective tax rate was primarily a result of an increase in state income tax expense driven by the charge to third quarter 2009 results of operations to reverse the state income tax benefit, previously recognized on the Illinois investment tax credits during the first quarter 2009. For the nine months ended September 30, 2009, the increase in the effective tax rate was primarily a result of increased income while permanent differences remained relatively constant.

PECO’s effective income tax rate for the three and nine months ended September 30, 2009 was 24.6% and 27.8%, as compared to 32.3% and 31.1% for the three and nine months ended September 30, 2008, respectively. The decrease in the effective tax rate for the three and the nine months ended September 30, 2009 was primarily caused by a decrease in state income tax expense due to higher deductible interest expense and the tax expense recorded in the third quarter of 2008 related to a tax settlement with the Internal Revenue Service (IRS).

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd and PECO have $1.41 billion, $612 million, $424 million and $347 million, respectively, of unrecognized tax benefits as of September 30, 2009. Exelon’s, Generation’s, ComEd’s and PECO’s uncertain tax positions have not significantly changed since December 31, 2008 except for those relating to the 1999 sale of fossil generating assets discussed below.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Sale of Fossil Generating Assets (Exelon and ComEd)

Exelon, through its ComEd subsidiary, took two positions on its 1999 income tax return to defer approximately $2.8 billion of tax gain on the 1999 sale of ComEd’s fossil generating assets. Exelon deferred approximately $1.6 billion of the gain under the involuntary conversion provisions of the Internal Revenue Code (the Code). Exelon believes that it was economically compelled to dispose of ComEd’s fossil generating plants as a result of the Illinois Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Act). The proceeds from the sale of the fossil plants were properly reinvested in qualifying replacement property such that the gain was deferred over the lives of the replacement property under the involuntary conversion provisions. Approximately $1.2 billion of the gain was deferred by reinvesting the proceeds from the sale in qualifying replacement property under the like-kind exchange provisions of the Code. The like-kind exchange replacement property purchased by Exelon included interests in three municipal-owned electric generation facilities which were properly leased back to the municipalities.

Exelon received the IRS audit report for 1999 through 2001, which reflected the full disallowance of the deferral of gain associated with both the involuntary conversion position and the like-kind exchange transaction. Specifically, the IRS has asserted that ComEd was not forced to sell the fossil generating plants and the sales proceeds were therefore not received in connection with an involuntary conversion of certain ComEd property rights. Accordingly, the IRS has asserted that the gain on the sale of the assets was fully subject to tax. The IRS also asserted that the Exelon purchase and leaseback transaction is substantially similar to a leasing transaction, known as a “sale-in, lease-out” (SILO), which the IRS does not respect as the acquisition of an ownership interest in property. A SILO is a “listed transaction” that the IRS has identified as a potentially abusive tax shelter under guidance issued in 2005. Accordingly, the IRS has asserted that the sale of the fossil plants followed by the purchase and leaseback does not qualify as a like-kind exchange such that the gain on the sale is fully subject to tax.

In addition to attempting to impose tax on the transactions, the IRS has asserted penalties of approximately $196 million for a substantial understatement of tax. Because Exelon believes it is unlikely that the penalty assertion will ultimately be sustained, Exelon and ComEd have not recorded a liability for penalties. However, should the IRS prevail in asserting the penalty it would result in an after-tax charge of $196 million to Exelon’s and ComEd’s results of operations.

Exelon disagrees with the IRS disallowance of the deferral of gain and specifically with the characterization of its purchase and leaseback as a SILO. Exelon has been in discussions with the Appeals Division of the IRS (IRS Appeals) for several months in an attempt to reach a settlement on both the involuntary conversion and like-kind exchange, in a manner commensurate with Exelon’s and the IRS’ respective hazards of litigation with respect to each issue. During the second quarter of 2009, Exelon determined that a settlement with IRS Appeals was unlikely and that Exelon will be required to initiate litigation in order to resolve the issues.

Accordingly, Exelon concluded that it had sufficient new information that a change in measurement was required during the second quarter of 2009. As a result of the required re-measurement of these two positions in the second quarter, Exelon recorded a $31 million (after-tax) interest benefit of which $40 million (after-tax) was recorded at ComEd. The difference in amounts recorded at Exelon and ComEd is due to the method of allocating interest to the Registrants.

Due to the fact that tax litigation often results in a negotiated settlement, Exelon believes that an eventual settlement on the involuntary conversion position remains a likely outcome. Exelon and ComEd have established

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a liability for an unrecognized tax benefit consistent with their view as to a likely settlement. Management has considered the progress of the ongoing potential of a settlement and determined that there were no new developments during the third quarter of 2009 that led to a re-measurement of the amounts recorded. Based on management’s expectations as to the ongoing potential of a settlement, it is reasonably possible that the unrecognized tax benefits related to this issue may significantly increase or decrease within the next 12 months. It is not possible at this time to predict the amount, if any, of such a change.

With regard to the like kind exchange transaction, Exelon does not currently believe it is possible to reach a negotiated settlement with either IRS Appeals or the Government’s lawyers prior to a trial. While Exelon has been and remains willing to settle the issue in a manner commensurate with its hazards of litigation, the IRS has indicated that it will only settle the issue in a manner consistent with published settlement guidelines for SILO transactions. Those guidelines require a nearly complete concession of the issue by Exelon. Exelon does not believe that its transaction is the same as or substantially similar to a SILO and does not believe that the concession demanded by the IRS reflects the strength of Exelon’s position. Accordingly, Exelon currently believes that it is likely that the issue will be fully litigated. Given that Exelon has determined that settlement is no longer a realistic outcome, it has assessed in accordance with accounting standards whether it will prevail in litigation. While Exelon recognizes the complexity and hazards of this litigation, it believes that it is more likely than not that it will prevail in such litigation and has therefore eliminated any liability for unrecognized tax benefits.

A fully successful IRS challenge to Exelon’s and ComEd’s involuntary conversion position and like kind exchange transaction would accelerate income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable. As of September 30, 2009, Exelon’s and ComEd’s potential tax and interest that could become currently payable in the event of a successful IRS challenge could be as much as $1.1 billion. Any payments ultimately determined to be due to the IRS related to the involuntary conversion position and the like kind exchange transaction would be partially offset by the approximately $300 million refund due from the settlement of the 2001 tax method of accounting change for certain overhead costs under the Simplified Service Cost Method. A favorable settlement of the tax position related to the competitive transition charges (discussed below) for the 1999-2001 years could also offset a portion of any tax liability due with respect to the final outcome on these positions. If the IRS were to prevail in litigation on both tax positions, Exelon’s and ComEd’s results of operations could be negatively impacted by as much as $300 million (after-tax) related to interest expense.

Competitive Transition Charges (Exelon, ComEd and PECO)

Exelon contends that the 1997 Illinois Act and the 1996 Pennsylvania Electricity Generation Customer Choice and Competition Act (the Pennsylvania Act) resulted in the taking of certain of ComEd’s and PECO’s assets used in their respective businesses of providing electricity services in their defined service areas. Exelon has filed refund claims with the IRS taking the position that competitive transition charges (CTCs) collected during ComEd’s and PECO’s transition periods represent compensation for that taking and, accordingly, are excludible from taxable income as proceeds from an involuntary conversion. If Exelon is successful in its claims, it will be required to reduce the tax basis of property acquired with the funds provided by the CTCs such that the benefits of the position are temporary in nature. The IRS has disallowed the refund claims for the 1999-2001 tax years and Exelon has protested the disallowance to IRS Appeals. The years 2002-2006 are currently under IRS audit and Exelon expects the claims for those years to be disallowed when filed.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Illinois Act, ComEd was required to allow competitors the use of its distribution system resulting in the taking of ComEd’s assets and lost asset value (stranded costs). As compensation for the taking, ComEd was permitted to collect a portion of the stranded costs through the collection of CTCs from customers electing to purchase electricity from providers other than ComEd. ComEd collected approximately $1.2 billion in CTCs for the years 1999-2006.

Similarly, under the Pennsylvania Act, PECO was required to allow others the use of its distribution system resulting in the taking of PECO’s assets and the stranded costs. Pennsylvania permitted PECO to collect CTCs as compensation for its stranded costs. The PAPUC determined the total amount of stranded costs that PECO was permitted to collect through the CTCs to be $5.26 billion. PECO has collected approximately $4.2 billion in CTCs for the period 2000 through September 2009 and will continue the collection of CTCs through 2010.

ComEd and PECO have recognized tax benefits associated with the CTC refund claims and have accrued interest on this tax position. Exelon’s, ComEd’s and PECO’s management believe that the issue has been appropriately recognized; however, the ultimate outcome of this matter could result in unfavorable or favorable impacts to the results of operations and financial positions as well as potential favorable impacts to cash flows, and such impacts could be material. Management has considered the progress of the ongoing appeal and determined that there are no new developments that lead to a re-measurement of the amounts recorded. Based on management’s expectations as to the length of the IRS appeal, it is reasonably possible that the unrecognized tax benefits related to this issue may significantly increase or decrease within the next 12 months. It is not possible at this time to predict the amount, if any, of such a change.

Illinois Replacement Investment Tax Credits (Exelon, Generation and ComEd)

On February 20, 2009, the Illinois Supreme Court ruled in Exelon’s favor in a case involving refund claims for Illinois investment tax credits. Consequently, Exelon recorded approximately $42 million (after-tax) of income in results of operations in the first quarter of 2009 to reflect the refund claims for investment tax credits and associated interest for the years 1995 – 2008; $35 million and $8 million were recorded at ComEd and Generation, respectively.

Responding to the Illinois Attorney General’s petition for rehearing, on July 15, 2009, the Illinois Supreme Court modified its opinion to indicate that it was to be applied only prospectively, beginning in 2009. Exelon filed a Petition for Rehearing with the Supreme Court on August 4, 2009. The Petition for Rehearing was denied by the Illinois Supreme Court on September 28, 2009. As a result, Exelon, Generation and ComEd recorded a charge to third quarter 2009 results of operations to reverse the income previously recognized.

Nuclear Decommissioning Liabilities (Exelon and Generation)

AmerGen filed income tax refund claims taking the position that nuclear decommissioning liabilities assumed as part of its acquisition of nuclear power plants are taken into account in determining the tax basis in the assets it acquired. The additional basis results primarily in reduced capital gains or increased capital losses on the sale of assets in nonqualified decommissioning funds and increased tax depreciation and amortization deductions. The IRS disagrees with this position and has disallowed the claims. During 2008, Generation had several discussions with IRS Appeals but was unable to reach a satisfactory settlement. In November of 2008, Generation received a final determination from Appeals disallowing AmerGen’s refund claims. On February 20,

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, Generation filed a complaint in the United States Court of Federal Claims to contest this determination. In August 2009 the Department of Justice filed its answer denying the allegations made by Generation in its complaint.

The trial judge assigned to the case has noted the availability of the Court’s Alternative Dispute Resolution (ADR) program as an alternative to a trial, but the parties have not yet met with the ADR judge. The ADR program is a non-binding process that utilizes a variety of techniques such as mediation, neutral evaluation, and non-binding arbitration that allow the parties to better understand their differences and their prospects for settlement. While it is unclear when the parties might meet with the ADR judge, the process could result in an expedited conclusion of the matter. As a result, Generation believes that it is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease in the next twelve months.

Other Tax Matters

Illinois Senate Bill 1544 and Senate Bill 783 (Exelon)

In August 2007, Illinois enacted Senate Bill (SB) 1544, which became effective January 1, 2008. SB 1544 provided for new rules related to the sourcing of receipts from services for Illinois income tax purposes. The rules provide for sourcing receipts from services based upon where the benefit of the service was realized. In January 2008, Illinois enacted SB 783, which amended certain provisions of SB 1544, including the rules pursuant to which receipts from services should be sourced for Illinois income tax purposes. Pursuant to SB 783, receipts from services generally should be sourced based upon where the services are received. SB 783 also expressly provides that the Illinois Department of Revenue shall adopt rules prescribing where utility services are received. On December 26, 2008, the Illinois Department of Revenue proposed regulations prescribing where utility services are received. As discussed above, on February 20, 2009, the Illinois Supreme Court ruled that electricity is tangible personal property and on July 15, 2009 dismissed the Attorney General’s petition for rehearing but modified its decision to apply only prospectively for tax years 2009 and beyond. On August 4, 2009, Exelon filed a Petition for Rehearing with the Illinois Supreme Court. The Petition for Rehearing was denied by the Illinois Supreme Court on September 28, 2009. With respect to the 2008 tax year, Exelon has treated electricity transactions as services for apportionment purposes pursuant to SB 1544 and SB 783. Furthermore, although the proposed regulations have not yet been finalized, they contain the only guidance available to Exelon with respect to the apportionment of its electricity sales for the 2008 tax year; accordingly, Exelon has prepared its 2008 Illinois tax return in a manner consistent with those proposed regulations.

Long-Term State Tax Apportionment (Exelon and Generation)

Exelon and Generation periodically review events that may significantly impact how income is apportioned among the states and, therefore, the calculation of Exelon’s and Generation’s deferred state income taxes. On April 16, 2009, the PAPUC approved PECO’s electricity procurement proposal that will have an impact on Exelon’s and Generation’s apportionment of income among the states. Accordingly, Exelon and Generation reevaluated the impacts to deferred state taxes in the second quarter of 2009. The effect of such evaluations resulted in the recording of a non-cash deferred state tax benefit in the amount of $34.7 million, net of taxes. Exelon and Generation have treated electricity as tangible personal property for this purpose which is consistent with the February and July 2009 Illinois Supreme Court decisions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Sharing Agreement (Exelon, Generation, ComEd and PECO)

Generation, ComEd and PECO are all party to an agreement with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities and benefits (Tax Sharing Agreement). The Tax Sharing Agreement provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. In addition, any net benefit attributable to Exelon is reallocated to the other Registrants. That allocation is treated as a contribution to the capital of the party receiving the benefit. During the third quarter of 2009, Generation, ComEd and PECO recorded an allocation of Federal tax benefits from Exelon under the Tax Sharing Agreement of $58 million, $8 million and $27 million, respectively.

12.    Asset Retirement Obligations and Spent Nuclear Fuel Storage (Exelon, Generation, ComEd and PECO)

Nuclear Decommissioning Asset Retirement Obligations (ARO)

Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. Generation will pay for its respective obligations using trust funds that have been established for this purpose. To estimate its decommissioning obligation related to its nuclear generating stations, Generation uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios based upon significant estimates and assumptions, including decommissioning cost studies, cost escalation studies, probabilistic cash flow models and discount rates.

During the third quarter of 2009, Generation recorded a net decrease in the ARO of $416 million. The reduction of the ARO in 2009 is primarily due to declines in expected long-term escalation rates for energy and labor costs as compared to prior study periods, partially offset by increased costs resulting from updated decommissioning cost studies received for six nuclear units. This overall decrease in the ARO also resulted in the recognition of $47 million of income (pre-tax), which is included in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations, representing the reduction in the ARO in excess of the existing asset retirement cost balances for Generation’s nuclear generating units that are not subject to regulatory agreements with respect to decommissioning trust funding (the former AmerGen units and the unregulated portions of the Peach Bottom units). During the third quarter of 2008, Generation recorded a net decrease in the ARO of $256 million, primarily due to updated decommissioning cost studies received for seven nuclear units, a decline from the previous year in the cost escalation factor assumptions used to estimate future undiscounted decommissioning costs, and a change in management’s expectation of the year in which the Department of Energy will establish a repository for and begin accepting spent nuclear fuel (from the previous estimate of 2018 to 2020), partially offset by a change in the probabilities assigned to decommissioning alternatives for Zion Station to reflect a revised probability for its accelerated decommissioning. This decrease in the ARO also resulted in the recognition of $19 million of income (pre-tax), which is included in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations, representing the reduction in the ARO in excess of the existing asset retirement cost balances for Generation’s nuclear generating units that are not subject to regulatory agreements with respect to decommissioning trust funding. In addition to the $256 million net decrease to the ARO recognized in the third quarter of 2008, additional net decreases to the ARO of $39 million were recorded during the first half of 2008 related to changes to the estimated cash flows of several units. These net decreases to the ARO had no impact on Exelon’s and Generation’s Consolidated Statements of Operations.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets, from December 31, 2008 to September 30, 2009:

Exelon and Generation
Nuclear decommissioning ARO at December 31, 2008(a)	$3,485
Accretion expense	157
Decrease due to changes in estimated cash flows	(411)
Payments to decommission retired plants	(16)

Nuclear decommissioning ARO at September 30, 2009(a)	$3,215

(a)

Includes $13 million as the current portion of the ARO at September 30, 2009 and December 31, 2008, which is included in other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

Accounting Implications of the Regulatory Agreements with ComEd and PECO.    Based on the regulatory agreement with the ICC that dictates Generation’s obligations related to the shortfall or excess of trust funds necessary for decommissioning the former ComEd units on a unit-by-unit basis, as long as funds held in the nuclear decommissioning trust funds exceed the total estimated decommissioning obligation, decommissioning-related activities recognized in the Consolidated Statement of Operations, including realized and unrealized income and losses on the trust funds and accretion of the decommissioning obligation, are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. The offset of decommissioning-related activities within the Consolidated Statement of Operations results in an equal adjustment to the noncurrent payables to affiliates at Generation and an adjustment to the regulatory liabilities at Exelon. Likewise, ComEd has recorded an equal noncurrent affiliate receivable from Generation and corresponding regulatory liability. Should the value of the trust fund for any former ComEd unit fall below the amount of the estimated decommissioning obligation for that unit, the accounting to offset decommissioning-related activities in the Consolidated Statement of Operations for that unit would be discontinued, the decommissioning-related activities would be recognized in the Consolidated Statements of Operations and the adverse impact to Exelon’s and Generation’s results of operations and financial position could be material. At September 30, 2009, the trust funds of each of the former ComEd units exceeded the related decommissioning obligation for each of the units. For the purposes of making this determination, the decommissioning obligation referred to is the obligation reflected on Generation’s Consolidated Balance Sheet at September 30, 2009 and is different from the calculation used in the NRC minimum funding obligation filings based on NRC guidelines.

Based on the regulatory agreement supported by the PAPUC that dictates Generation’s rights and obligations related to the shortfall or excess of trust funds necessary for decommissioning the seven former PECO nuclear units, regardless of whether the funds held in the nuclear decommissioning trust funds exceed or fall short of the total estimated decommissioning obligation, decommissioning-related activities recognized in the Consolidated Statement of Operations are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations. The offset of decommissioning-related activities within the Consolidated Statement of Operations results in an equal adjustment to the noncurrent payables to affiliates at Generation and an adjustment to the regulatory liabilities at Exelon. Likewise, PECO has recorded an equal noncurrent affiliate receivable from Generation and corresponding regulatory liability. Any changes to the PECO regulatory agreements could impact Exelon’s and Generation’s ability to offset decommissioning-related activities within the Consolidated Statement of Operations and the impact to Exelon’s and Generation’s results of operations and financial position could be material. See Note 3 – Regulatory Issues for information regarding a PAPUC investigation to determine if PECO’s decommissioning cost collections from customers should continue after December 31, 2010.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decommissioning-related activities related to the Clinton, Oyster Creek and Three Mile Island nuclear plants (the former AmerGen units) and the portions of the Peach Bottom nuclear plants that are not subject to regulatory agreements with respect to decommissioning trust funding are reflected in Exelon’s and Generation’s Consolidated Statements of Operations, as there are no regulatory agreements associated with these units.

NRC Minimum Funding Requirements.    NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts at the end of the life of the facility to decommission the facility. During 2008, the value of the trust funds declined significantly due to unrealized losses as a result of adverse financial market conditions. Despite this decline in value, Generation believes that the decommissioning trust funds for the nuclear generating stations formerly owned by ComEd, PECO and AmerGen, the expected earnings thereon and, in the case of the former PECO stations, the remaining amounts to be collected from PECO’s customers will ultimately be sufficient to fully fund Generation’s decommissioning obligations for its nuclear generating stations in accordance with NRC regulations.

Generation is required to provide to the NRC a biennial report by unit (annually for units that have been retired or are within five years of the current approved license life), based on values as of December 31, addressing Generation’s ability to meet the NRC minimum funding levels. Depending on the value of the trust funds, Generation may be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or make additional contributions to the trusts, which could be significant, to ensure that the trusts are adequately funded and that NRC minimum funding requirements are met. As a result, Exelon’s and Generation’s cash flows and financial position may be significantly adversely affected.

Generation’s most recent report was filed with the NRC on March 31, 2009, based on trust fund values and estimated decommissioning obligations as of December 31, 2008. The estimated decommissioning obligations for the NRC report were calculated in accordance with NRC regulations and may differ from the ARO recorded on Generation’s and Exelon’s Consolidated Balance Sheets at December 31, 2008, primarily due to differences in assumptions regarding the decommissioning alternatives to be used and potential license renewals. In its NRC filing, Generation stated that it is evaluating the remedy to be utilized to address the underfunded status and such remedy will be in accordance with NRC regulations and guidance.

On July 13, 2009, the NRC published a summary of decommissioning trust fund shortfalls at industry nuclear units, which for Generation’s nuclear generating stations set forth an aggregate underfunded position of approximately $1.0 billion. The NRC calculation assumes one scenario where decommissioning activities are completed within seven years after the cessation of plant operations. Under NRC regulations, nuclear unit owners have up to 60 years to complete decommissioning after the cessation of operations, during which time decommissioning funds would continue to be invested. The NRC did not publish any calculations for alternative scenarios where decommissioning activities are completed at a later time during the 60-year window. Consistent with studies approved by the NRC and assuming that decommissioning activities are completed within the permissible 60-year regulatory time period, Generation believes that six units at three nuclear generating stations were in an underfunded position by approximately $185 million in total relative to the NRC minimum funding requirement as of December 31, 2008. Over 90% of this total is attributable to Generation’s four units at Braidwood and Byron, where Generation has not yet filed for license extensions. Although the NRC does not allow for potential license extensions to be credited in calculating NRC minimum funding requirements, to the extent that license extensions are granted for these units, decommissioning funds will continue to be invested for an additional 20-year period. Generation presently anticipates that it will file for license extensions for these units consistent with its ongoing business plan.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generation and other industry members are engaged in ongoing discussions with the NRC regarding the NRC’s calculations. On July 31, 2009, Generation submitted its plan to the NRC to remediate the remaining underfunded position. The multi-step plan is expected to fully remediate any underfunded positions calculated as of December 31, 2009 by April 1, 2010. Additionally, the plan provides for an annual assessment of Generation’s remediation of any underfunded position. Based on the latest calculations and trust fund values, Generation believes that the underfunded position is $59 million as of September 30, 2009. Generation does not expect that any cash contributions to the funds will be required; instead, subject to the board of directors’ approval, Generation anticipates that any underfunded position will be addressed through other financial guarantee methods as allowed by NRC regulations and laid out in the plan submitted to the NRC by Generation.

As the future values of trust funds change due to market conditions, the NRC minimum funding status of Generation’s units will change. In addition, if changes occur to the regulatory agreement with the PAPUC that currently allows amounts to be collected from PECO customers for decommissioning the former PECO nuclear plants, the NRC minimum funding status of those plants could change at subsequent NRC filing dates. At present, subject to board of directors approval, Generation anticipates that it will remedy any underfunded position remaining after full implementation of its funding assurance plan as submitted to and approved by the NRC through the issuance of some form of financial guarantee rather than through cash contributions to the decommissioning trust funds.

Non-Nuclear ARO (Exelon Generation, ComEd and PECO)

ComEd and PECO have ARO primarily associated with the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls (PCBs). ComEd and PECO periodically monitor and adjust their ARO due to the passage of time and revisions to either the timing or estimated amount for the undiscounted cash flows required to abate and dispose of asbestos and PCBs. In the third quarter of 2009, ComEd recorded an $85 million reduction to its ARO liabilities and offsetting credits to the associated regulatory accounts based on management’s revised assumptions. This change in estimate did not have an impact on ComEd’s results of operations or cash flows.

Generation has ARO for plant closure costs associated with its fossil and hydroelectric generating stations, including asbestos abatement, removal of certain storage tanks and other decommissioning-related activities. During the third quarter of 2009, Generation recorded a decrease in the ARO of $7 million. The reduction of the ARO is due to the declines in expected long-term escalation rates for labor costs as compared to prior study periods. This decrease in the ARO resulted in the recognition of $5 million of income (pre-tax), which is included in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations, representing the reduction in the ARO in excess of the existing asset retirement cost balances for Generation’s fossil and hydroelectric generating sites. During the third quarter 2008, Generation recorded a decrease in the ARO of $10 million. The reduction of the ARO was due to the change in probabilities related to the estimated end-of-life dates for certain fossil facilities. This decrease in the ARO resulted in the recognition of $6 million of income (pre-tax), which was included in operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations, representing the reduction in the ARO in excess of the existing asset retirement cost balances for Generation’s fossil and hydroelectric generating sites. At September 30, 2009 and December 31, 2008, Generation had an ARO balance of $60 million and $64 million, respectively.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Spent Nuclear Fuel Storage

Under the Nuclear Waste Policy Act of 1982 (NWPA), the Department of Energy (DOE) is responsible for the development of a repository for and the disposal of spent nuclear fuel (SNF) and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from its nuclear generating stations. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. In June 2008, in conjunction with the DOE filing a license application with the NRC for the first national repository for SNF and high-level radioactive waste at Nevada’s Yucca Mountain, the DOE indicated that, based on the time required for the NRC’s review process and the construction of the repository, the earliest the repository could be in operation would be 2020. Also, in January 2009, the DOE issued its Draft National Transportation Plan for the proposed repository at Yucca Mountain. DOE’s press statement accompanying the release of the plan indicated that shipments to the repository are not expected to begin before 2020. Based on the foregoing, Generation has considered the 2020 date as its best estimate of when DOE will begin accepting SNF. Currently, the 2020 date is used in the estimate of Generation’s nuclear asset retirement obligation and the fair value disclosure of its SNF obligation.

The 2010 Federal budget (which became effective October 1, 2009) eliminated almost all funding for the creation of the Yucca Mountain repository while the Obama Administration devises a new strategy for SNF disposal. Debate surrounding any new strategy likely will address centralized interim storage, permanent storage at multiple sites and/or SNF reprocessing. Because there is no particular date after 2020 that Generation can establish as having a higher probability as the start date for the DOE acceptance of SNF and because management believes that 2020 is a reasonable date for the use of an alternative strategy such as centralized interim storage, Generation continues to use 2020 as its best estimate of when the DOE will begin accepting SNF. Generation performed sensitivity analyses assuming that the estimated date for the DOE acceptance of SNF was delayed to 2025 and 2035 and determined that Generation’s aggregate nuclear asset retirement obligation would be reduced by an immaterial amount in each scenario. See Note 6 – Fair Value of Assets and Liabilities and Notes 12 and 13 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K for additional information.

Nuclear Decommissioning Trust Fund Investments

At September 30, 2009 and December 31, 2008, Exelon and Generation had nuclear decommissioning trust fund investments totaling $6,502 million and $5,500 million, respectively.

In the first quarter of 2009, Generation performed a rebalancing of its decommissioning trust fund investments in order to bring the mix of equity and fixed income investments into alignment with targeted ratios. At September 30, 2009, approximately 53% of the funds were invested in equity and 47% were invested in fixed income securities. At December 31, 2008, approximately 39% of the funds were invested in equity and 61% were invested in fixed income securities.

Generation’s decommissioning trust funds participate in a securities lending program with the trustees of the funds. The program authorizes the trustees to loan securities that are assets of the trust funds to approved borrowers. The trustees require borrowers, pursuant to a security lending agreement, to deliver collateral to

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secure each loan. The securities are required to be collateralized by cash, U.S. Government securities or irrevocable bank letters of credit. Initial collateral levels are no less than 102% and 105% of the market value of the borrowed securities for collateral denominated in U.S. and foreign currency, respectively. Subsequent collateral levels, which are adjusted daily, must be maintained at a level no less than 100% of the market value of borrowed securities. Cash collateral received is primarily invested in a short-term collateral fund, but may also be invested in assets with maturities matching, or approximating, the duration of the loan of the related securities. Collateral may not be sold or re-pledged by the trustees, however, the borrowers may sell or re-pledge the securities loaned. Generation bears the risk of loss with respect to its invested cash collateral. Such losses may result from a decline in fair value of specific investments or liquidity impairments resulting from current market conditions. Generation, the trustees and the borrowers have the right to terminate the lending agreement at their discretion, upon which borrowers would return securities to Generation in exchange for their cash collateral. If the short-term collateral funds do not have adequate liquidity, Generation may incur losses upon the withdrawal of amounts from the funds to repay the borrowers’ collateral. Losses recognized by Generation, whether the result of declines in fair value or liquidity impairments, have not been significant to date. Management continues to monitor the performance of the invested collateral and to work closely with the trustees to limit any potential further losses.

In the fourth quarter of 2008, Generation decided to end its participation in the securities lending program and chose to initiate a gradual withdrawal of the trusts’ investments in order to minimize potential losses due to the lack of liquidity in the market. Currently, the weighted average maturity of the securities within the collateral pools is approximately 5 months. At December 31, 2008, Generation had $380 million of loaned securities outstanding and held $386 million of related collateral under its lending agreements. At September 30, 2009, Generation had $84 million of loaned securities outstanding and held $84 million of related collateral under its lending agreements, representing a decrease in loaned securities outstanding since December 31, 2008 of $296 million primarily due to the return of loaned securities.

A portion of the income generated through the investment of cash collateral is remitted to the borrowers, and the remainder is allocated between the trust funds and the trustees in their capacity as security agents. Securities lending income allocated to the trust funds is included in trust fund earnings and classified as Other, Net in Exelon’s and Generation’s Consolidated Statements of Operations and was not significant during the three and nine months ended September 30, 2009 and 2008.

The following table provides unrealized gains (losses) on decommissioning trust funds for the three and nine months ended September 30, 2009 and 2008:

	Exelon and Generation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net unrealized gains (losses) on decommissioning trust funds — Regulated Units(a)	$454	$(337)	$712	$(672)
Net unrealized gains (losses) on decommissioning trust funds — Unregulated Units(b)	153	(105)	204	(204)

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)

Generation’s nuclear decommissioning trust funds associated with the former ComEd and former PECO nuclear generating units that are subject to regulatory agreements with respect to nuclear decommissioning trust funding are subject to contractual elimination pursuant to regulatory accounting and included in regulatory liabilities on Exelon’s Consolidated Balance Sheets and noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Generation’s nuclear decommissioning trust funds that are not subject to a regulatory agreement with respect to nuclear decommissioning trust funding are included within other, net in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

Interest and dividends on nuclear decommissioning trust fund investments are recognized when earned and included in Other, net in Exelon and Generation’s Consolidated Statements of Operations. Interest and dividends earned on the nuclear decommissioning trust fund investments for the regulated units, which are subject to regulatory accounting, are eliminated within Other, net in Exelon and Generation’s Consolidated Statement of Operations.

Refer to Note 17 — Related Party Transactions for information regarding intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

13.    Earnings Per Share and Equity (Exelon)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income from continuing operations	$757	$700	$2,126	$2,031
Loss from discontinued operations	—	—	—	(1)

Net income	$757	$700	$2,126	$2,030

Average common shares outstanding — basic	660	658	659	658
Assumed exercise of stock options, performance share awards and restricted stock	2	4	2	5

Average common shares outstanding — diluted	662	662	661	663

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 6 million and 5 million for the three and nine months ended September 30, 2009, respectively, and less than 1 million for the three and nine months ended September 30, 2008, respectively.

Share Repurchases

As part of its value return policy, Exelon uses share repurchases from time to time to return cash or balance sheet capacity to Exelon shareholders after funding maintenance capital and other commitments and in the

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

absence of higher value-added growth opportunities. In 2008, Exelon management decided to defer indefinitely any share repurchases. This decision was made in light of a variety of factors, including: developments affecting the world economy and commodity markets, including those for electricity and gas; the continued uncertainty in capital and credit markets and other potential impacts of those events on Exelon’s future cash needs; projected cash needs to support investment in the business, including maintenance capital and nuclear uprates; and value-added growth opportunities.

Under share repurchase programs, 34.8 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of September 30, 2009. During the nine months ended September 30, 2009, Exelon had no common stock repurchases. During the nine months ended September 30, 2008, Exelon repurchased 6.6 million shares of common stock for $500 million, including the impact of the settlement of forward contracts.

14.    Commitments and Contingencies (Exelon, Generation, ComEd and PECO)

For information regarding capital commitments at December 31, 2008, see Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K. All significant contingencies are disclosed below.

Energy Commitments

Generation’s, ComEd’s and PECO’s short and long-term commitments relating to the sale to and purchase of energy, capacity and transmission rights as of September 30, 2009 changed from December 31, 2008 as follows:

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others increased by approximately $205 million during the nine months ended September 30, 2009, reflecting increases of approximately $599 million, $748 million, $343 million, $88 million and $5 million related to 2010, 2011, 2012, 2013 and 2014 and beyond sales commitments, respectively, offset by the fulfillment of approximately $1,578 million of 2009 commitments during the nine months ended September 30, 2009. The increases were primarily due to increased overall hedging activity in the normal course of business. See Note 8 — Derivative Financial Instruments for additional information regarding Generation’s hedging program.

•

Pursuant to a PPA with Public Service Company of Oklahoma, a subsidiary of American Electric Power, dated as of April 17, 2009, Generation agreed to sell its rights to up to 520 megawatts (MW), or approximately two-thirds, of the capacity, energy and ancillary services supplied under its existing long-term contract with Green Country Energy, LLC. The delivery of power under the PPA is to commence June 1, 2012 and run through February 28, 2022. An Order approving the PPA was entered by the Oklahoma Corporation Commission on September 11, 2009. The Order became final in October 2009.

•

In May 2009, ComEd entered into procurement contracts to enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2009 to May 2011. These contracts resulted in an increase in ComEd’s energy commitments of $88 million for the remainder of 2009, $269 million for 2010 and $31 million for 2011. See Note 3 — Regulatory Issues for further information.

•

In May 2009, ComEd entered into contracts for the procurement of RECs totaling approximately $31 million. Through September 30, 2009, $18 million had been purchased, with $13 million to be purchased by May 31, 2010. See Note 3 — Regulatory Issues for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

In June and September 2009, PECO entered into procurement contracts to enable PECO to meet a portion of its customers’ electricity requirements for 2011, 2012 and 2013. PECO’s energy commitments related to these contracts are $594 million for 2011, $294 million for 2012 and $50 million for 2013. See Note 3 — Regulatory Issues for further information.

•

PECO’s AEC purchase commitments were not significant as of December 31, 2008. As of September 30, 2009, PECO’s AEC purchase commitments were $6 million for 2010, $9 million for 2011, 2012 and 2013 and $4 million for 2014. See Note 3 — Regulatory Issues for additional information.

Fuel and Natural Gas Purchase Obligations

Generation’s and PECO’s fuel purchase obligations as of September 30, 2009 changed from December 31, 2008 as follows:

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $4,398 million during the nine months ended September 30, 2009, reflecting increases of approximately $108 million, $453 million, $406 million, $561 million and $3,782 million for 2010, 2011, 2012, 2013 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $912 million of 2009 commitments during the nine months ended September 30, 2009.

•

PECO’s total natural gas purchase obligations increased by approximately $130 million during the nine months ended September 30, 2009, reflecting increases of $17 million, $41 million, $11 million, $18 million, $15 million and $28 million in 2009, 2010, 2011, 2012, 2013 and 2014 and beyond, respectively, primarily related to increased natural gas purchase commitments made in accordance with PECO’s PAPUC-approved procurement schedule.

Commercial and Construction Commitments

Exelon’s, Generation’s, ComEd’s and PECO’s commercial and construction commitments as of September 30, 2009, representing commitments potentially triggered by future events changed from December 31, 2008 as follows:

•

Exelon’s letters of credit decreased $143 million primarily related to ComEd as discussed below. Guarantees decreased by $194 million predominantly as a result of decreases in Generation’s guarantees as noted below.

•

Generation’s letters of credit increased by $36 million and guarantees decreased by $183 million primarily as a result of energy trading activities and the reorganization of AmerGen, which was merged into Generation effective January 8, 2009.

•	ComEd’s letters of credit decreased by $96 million, primarily due to reduction in the collateral requirement to PJM resulting from a change in the PJM billing cycle.

•

ComEd’s PJM regional transmission expansion plan (RTEP) baseline project commitments decreased by $47 million, $32 million and $5 million for 2009, 2010 and 2013, respectively and increased by $23 million for 2011 and 2012 driven by changes in estimated timing and amount of project spending.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

PECO’s outstanding letters of credit decreased by $83 million primarily due to the reduction in the collateral requirement with PJM based on an agreement executed in February 2009 between PECO, Generation and PJM that changed the way that PECO and Generation administer their PPA for default service.

•	PECO’s PJM RTEP baseline project commitments increased by $7 million in 2009 due to PJM approved changes to project scope and service dates.

Indemnifications Related to Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

In connection with the sale, Exelon recorded liabilities related to certain indemnifications provided to Dynegy and other guarantees directly resulting from the transaction. As of September 30, 2009, Exelon’s accrued liabilities related to these indemnifications and guarantees were $7 million. The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at September 30, 2009.

Indemnifications Related to Sale of Termoeléctrica del Golfo (TEG) and Termoeléctrica Peñoles (TEP) (Exelon and Generation)

On February 9, 2007, Tamuin International Inc. (TII), a wholly owned subsidiary of Generation, sold its 49.5% ownership interests in TEG and TEP to a subsidiary of AES Corporation for $95 million in cash plus certain purchase price adjustments. In connection with the transaction, Generation entered into a guaranty agreement under which Generation guarantees the timely payment of TII’s obligations to the subsidiary of AES Corporation pursuant to the terms of the purchase and sale agreement relating to the sale of TII’s ownership interests. Generation would be required to perform in the event that TII does not pay any obligation covered by the guaranty that is not otherwise subject to a dispute resolution process. Generation’s maximum obligation under the guaranty is $95 million as of September 30, 2009. Generation has not recorded a liability associated with this guarantee. The exposures covered by this guaranty began to expire in 2008.

Environmental Liabilities

General (Exelon, Generation, ComEd and PECO)

The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. ComEd and PECO have identified 42 and 27 sites, respectively, where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. For almost all of these sites, ComEd or PECO is one of several

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Potentially Responsible Parties (PRPs) which may be responsible for ultimate remediation of each location. Of the 42 sites identified by ComEd, the Illinois Environmental Protection Agency has approved the clean up of ten sites and of the 27 sites identified by PECO, the Pennsylvania Department of Environmental Protection (PA DEP) has approved the cleanup of 16 sites. Of the remaining sites identified by ComEd and PECO, 24 and nine sites, respectively, are currently under some degree of active study and/or remediation. ComEd and PECO anticipate that the majority of the remediation at these sites will continue through at least 2015 and 2021, respectively. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

ComEd and Nicor Gas Company, a subsidiary of Nicor Inc. (Nicor), were parties to an interim agreement under which they cooperated in remediation activities at 38 former MGP sites for which ComEd or Nicor, or both, have responsibility. In January 2008, ComEd and Nicor executed a definitive written agreement on the allocation of costs for the MGP sites, which was approved by the ICC on June 9, 2009. The approval of the settlement by the ICC did not have an impact on ComEd’s cash flows or results of operations during the three or nine months ended September 30, 2009. ComEd’s accrual as of September 30, 2009 for these environmental liabilities reflects the cost allocations defined in the agreement. ComEd will continue to pass through to customers these environmental clean up costs pursuant to a rider approved by the ICC as discussed below.

Based on the final order received in ComEd’s 2005 Rate Case, beginning in 2007, ComEd is recovering from customers a provision for environmental costs for the remediation of former MGP facility sites, including those incorporated in the Nicor Settlement, for which ComEd has recorded a regulatory asset. Based on the final order received from the PAPUC, PECO is currently recovering from customers a provision for environmental costs annually for the remediation of former MGP facility sites, for which PECO has recorded a regulatory asset. The gas distribution rate settlement approved in 2008 authorized the recovery, on an annual basis, of $3.5 million for the remediation of PECO’s former MGP sites based on an 8-year estimated remaining duration of PECO’s MGP remediation program. See Note 15 — Supplemental Financial Information for additional information regarding regulatory assets and liabilities.

During the third quarter of 2009, ComEd and PECO completed an annual study of their future estimated MGP remediation requirements. The results of these studies indicated that additional remediation would be required at certain sites; accordingly, ComEd and PECO increased their reserves and regulatory assets by $9 million and $2 million, respectively.

As of September 30, 2009 and December 31, 2008, Exelon, Generation, ComEd and PECO had accrued the following amounts for environmental liabilities:

September 30, 2009	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$156	$131
Generation	17	—
ComEd	94	88
PECO	45	43

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$151	$127
Generation	16	—
ComEd	89	83
PECO	46	44

The Registrants cannot predict the extent to which they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties, including customers.

Section 316(b) of the Clean Water Act.    In July 2004, the United States Environmental Protection Agency (EPA) issued the final Phase II rule implementing Section 316(b) of the Clean Water Act. The Clean Water Act requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts. The Phase II rule provided each facility with a number of compliance options and permitted site-specific variances based on a cost-benefit analysis. The requirements were intended to be implemented through state-level National Pollutant Discharge Elimination System (NPDES) permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected. Those facilities are Clinton, Cromby, Dresden, Eddystone, Fairless Hills, Handley, Mountain Creek, Oyster Creek, Peach Bottom, Quad Cities, Salem and Schuylkill. Since promulgation of the rule, Generation has been evaluating compliance options at its affected plants and meeting interim compliance deadlines.

On January 25, 2007, the U.S. Second Circuit Court of Appeals issued its opinion in a challenge to the final Phase II rule. The court found that with respect to a number of significant provisions of the rule the EPA exceeded its authority under the Clean Water Act, failed to adequately set forth its rationale for the rule, or failed to follow required procedures for public notice and comment. The court remanded the rule back to the EPA for revisions consistent with the court’s opinion. By its action, the court invalidated compliance measures which were supported by the utility industry because they were cost-effective and provided existing plants with needed flexibility in selecting the compliance option appropriate to its location and operations. On July 9, 2007, the EPA formally suspended the Phase II rule. Until the EPA finalizes the rule on remand (which could take several years), the state permitting agencies will continue the current practice of applying their best professional judgment to address impingement and entrainment requirements at plant cooling water intake structures.

On April 14, 2008, the U.S. Supreme Court granted a petition filed by the industry parties on the issue of whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. On April 1, 2009, the Supreme Court issued a ruling that the EPA has the discretion to use a cost-benefit analysis under Section 316(b) and reversed the decision of the U.S. Second Circuit Court of Appeals that had invalidated the use of a cost-benefit test. The EPA will now take up consideration of the rule on remand and take further action consistent with the opinions of the Supreme Court and the Court of Appeals, including whether to exercise its discretion to retain or modify the cost-benefit rule as it appeared in the initial regulation. It is expected that the EPA will issue a proposed rule on remand in 2010. The Courts’ opinions have created significant uncertainty about the specific nature, scope and timing of the final compliance requirements.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the regulatory uncertainties, Generation cannot estimate the effect that compliance with the Phase II rule requirements will have on the operation of its generating facilities and its future results of operations, financial condition and cash flows. If the final rule, or interim state requirements under best professional judgment, has performance standards that require the reduction of cooling water intake flow at the plants consistent with closed cycle cooling systems, then there could be a material adverse impact on the operation of the facilities and Exelon’s and Generation’s future results of operations, cash flows and financial positions.

In a draft permit issued on July 19, 2005, as part of the pending NPDES permit renewal process for Oyster Creek, the NJDEP preliminarily determined that closed-cycle cooling and environmental restoration are the only viable compliance options for Section 316(b) compliance at Oyster Creek. In light of the suspension of the Phase II rule by the EPA, the NJDEP advised Generation that it will issue a new draft permit, and reiterated its preference for cooling towers as the best technology available in the exercise of its best professional judgment. Oyster Creek has operated and will continue to operate under the 1994 permit until a new permit is issued. Generation cannot predict with any certainty how the NJDEP will implement its best professional judgment nor how Oyster Creek will be affected by the final regulations once they are issued by the EPA as discussed above. In addition, the cost required to retrofit Oyster Creek with closed cycle cooling, if required by a new permit or the revised EPA regulations, would be material and would therefore negatively impact Generation’s decision to operate the plant after the NJDEP permit and Section 316(b) matters are ultimately resolved.

In June 2001, the NJDEP issued a renewed NDPES permit for Salem, allowing for the continued operation of Salem with its existing cooling water system. NJDEP advised Public Service Enterprise Group (PSEG) in July 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, is the best technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NJDPES permit while the NJDPES permit renewal application is being reviewed. If application of the final Section 316(b) regulations ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $500 million and could result in increased depreciation expense related to the retrofit investment.

Nuclear Generating Station Groundwater.    On December 16, 2005 and February 27, 2006, the Illinois EPA issued violation notices to Generation alleging violations of state groundwater standards as a result of historical discharges of liquid tritium from a line at the Braidwood Nuclear Generating Station (Braidwood).

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

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 16, 2006, the Attorney General of the State of Illinois and the State’s Attorney for Will County, Illinois filed a civil enforcement action against Exelon, Generation and ComEd in the Circuit Court of Will County relating to the releases of tritium discussed above and alleging that there have been tritium and other non-radioactive wastes discharged from Braidwood in violation of Braidwood’s NPDES permit, the Illinois Environmental Protection Act and regulations of the Illinois Pollution Control Board. The lawsuit seeks the maximum civil penalties allowed, injunctive relief relating to the discontinuation of the liquid tritium discharge line until additional court order, soil and groundwater testing, prevention of future releases and off-site migration, and provision of potable drinking water to area residents. On May 24, 2006, the Circuit Court entered an order resulting in Generation commencing remediation efforts in June 2006 for tritium in groundwater off of plant property. Any civil penalty will not be determined until the consent decree is finalized. Generation is unable to determine the amount of the penalty that it will ultimately be required to pay.

Generation detected small underground tritium leaks at the Dresden Nuclear Generating Station (Dresden) and at the Byron Nuclear Generating Station (Byron) in 2006. Neither of these discharges occurred outside the property lines of the plant, nor does Generation believe either of these matters poses health or safety threats to employees or to the public. Generation identified the source of the leaks and implemented repairs. On March 31, 2006 and April 12, 2006, the Illinois EPA issued a Notice of Violation (NOV) to Generation in connection with the Dresden and Byron leaks. The Illinois EPA has rejected the remediation plans submitted by Generation for each station and is currently pursuing legal action against Generation.

Generation is discussing the violation notices and Illinois Attorney General civil enforcement matters for Braidwood, Dresden and Byron, discussed above, with the Illinois EPA, the Illinois Attorney General and the State’s Attorney for the Counties in which the plants are located. Generation believes that appropriate reserves have been recorded for State of Illinois fines and remediation costs as of September 30, 2009 and December 31, 2008.

As part of its normal operations, Generation performs on-going environmental monitoring at its sites. Generation’s monitoring activities sometimes detect the release of measurable levels of tritium, a weak radioactive isotope of hydrogen that is produced and released at all nuclear sites and also is released naturally through the interaction of sunlight and water molecules. These releases do not pose a threat to Generation’s employees, the public, or the environment. Generation has reported, and may in the future report such tritium releases to soil or groundwater at its stations.

Exelon, Generation or ComEd cannot determine the outcome of the above-described matters but believe their ultimate resolution should not, after consideration of reserves established, have a significant impact on Exelon’s, Generation’s or ComEd’s financial position, results of operations or cash flows.

Cotter Corporation.    The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs. The current estimated cost of the anticipated remediation for the site is $37 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of the liability.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Air.    During March 2005, the EPA finalized several new rulemakings designed to reduce power plant emissions of SO2, NOx and mercury. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Clean Air Interstate Rule (CAIR), which had been promulgated by the EPA to reduce power plant emissions of SO2 and NOx. On September 25, 2008, EPA petitioned the Court for re-hearing of the CAIR decision. In response to the September petition, on December 23, 2008, the Court elected to remand the CAIR to the EPA, without invalidating the entire rulemaking, so that EPA may remedy “CAIR’s flaws” in accordance with the Court’s July 11, 2008 opinion. This decision allows the CAIR to remain in effect until it is replaced by a rule consistent with the Court’s July 11 opinion. In its December opinion, the Court elected not to establish a particular schedule for EPA to revise its rulemaking; however, the Court indicated that its remand did not represent an indefinite stay of the Court’s original opinion and that petitioners retained the right to petition the Court to impose a deadline on the EPA in the event that EPA fails to modify its CAIR regulations as directed by the Court, on a timely basis. The EPA is expected to issue a new proposed CAIR rulemaking in early 2010. At this time, Exelon is unable to predict the exact approach that will be utilized by EPA to revise its CAIR regulation, how long the current CAIR program will remain in effect, or what steps individual states may take in response to the CAIR situation.

On March 5, 2009, the D.C. Circuit Court of Appeals remanded Sierra Club and Environment North Carolina vs. EPA back to the EPA for the EPA to reconsider its denial of North Carolina’s Section 126 petition, originally filed in 2004, that requested that the EPA impose NOx and SO2 emission reduction requirements on various named upwind states (including Illinois and Pennsylvania) whose air emissions North Carolina contended were contributing significantly to nonattainment in North Carolina. The EPA had originally taken the position that the CAIR would be satisfactory to provide North Carolina with needed upwind emission reductions and deferred action on North Carolina’s petition. With the Court remand of CAIR for revision, the EPA has agreed to re-visit North Carolina’s Section 126 petition for potential rulemaking and could attempt to address North Carolina’s concerns as part of its CAIR revisions or via a separate rulemaking. Due to the uncertainty as to any of the potential outcomes related to CAIR and North Carolina’s Section 126 petition, Exelon cannot estimate the effect of the decision on its operations and its future competitive position, results of operations, earnings, cash flows and financial position.

In a separate rulemaking issued in March 2005, the EPA finalized the Clean Air Mercury Rule (CAMR), which is a national program to cap mercury emissions from coal-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. On February 8, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CAMR on the basis that the EPA had failed to properly de-list mercury as a hazardous air pollutant (HAP) under Section 112(c)(1) of the Clean Air Act. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to hazardous air pollutants. On February 23, 2009, the U.S. Supreme Court declined to review the D.C. Circuit Court of Appeals’ CAMR decision. The EPA is now expected to propose a new rulemaking, likely in early 2010, to address HAP emissions from electric generation power plants. In addition to regulation at the national level, Exelon had been subject to more stringent mercury regulation (PA Mercury Rule) enacted in 2006 at the state level in Pennsylvania. However, on January 30, 2009, the Commonwealth Court of Pennsylvania ruled that the PA Mercury Rule is unlawful and invalid and enjoined the state from continued implementation and enforcement of the rule. The PA DEP has appealed to the Commonwealth Supreme Court seeking re-instatement of the rule. The nature and extent of future regulatory controls on HAP emissions at electric generation power plants will not be determined until the Federal and state regulations are finalized upon the completion of agency rulemakings and court appeals.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notices and Finding of Violations Related to Electric Generation Stations.    On August 6, 2007, ComEd received an NOV, addressed to it and Midwest Generation, LLC (Midwest Generation) from the EPA, alleging that ComEd and Midwest Generation have violated and are continuing to violate several provisions of the Federal Clean Air Act as a result of the modification and/or operation of six electric generation stations located in northern Illinois that have been owned and operated by Midwest Generation since 1999. The EPA requested information related to the stations in 2003, and ComEd has been cooperating with the EPA since then. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

The generating stations that are the subject of the NOV are currently owned and operated by Midwest Generation, which purchased the stations in December 1999 from ComEd. Under the terms of the sale agreement, Midwest Generation and its affiliate, Edison Mission Energy (EME), assumed responsibility for environmental liabilities associated with the ownership, occupancy, use and operation of the stations, including responsibility for compliance of the stations with environmental laws before the purchase of the stations by Midwest Generation. Midwest Generation and EME additionally agreed to indemnify and hold ComEd and its affiliates harmless from claims, fines, penalties, liabilities and expenses arising from third party claims against ComEd resulting from or arising out of the environmental liabilities assumed by Midwest Generation and EME under the terms of the agreement governing the sale.

In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations with respect to its former generation business. Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the NOV, the costs that might be incurred or the amount of indemnity that may be available from Midwest Generation and EME; however, Exelon, Generation and ComEd have concluded that a loss is not probable or estimable and accordingly, have not recorded a reserve for the NOV.

On January 14, 2009, Generation received an NOV, addressed to it, the other owners of Keystone Generating Station (Keystone) and Reliant Energy Northeast Management Company (the operator of Keystone) from the EPA, alleging past and continuing violations of several provisions of the Federal Clean Air Act as a result of the modification and/or operation of Keystone, as well as two other stations currently owned and operated by Reliant Energy in which Generation has no ownership interest. Generation has been cooperating with the EPA since the time of requests for information in 2000, 2001 and 2007. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act. At this time, Exelon and Generation are unable to predict the ultimate resolution of the claims alleged in the NOV or the costs that might be incurred by Generation; however, Exelon and Generation have concluded that a loss is not probable or estimable and, accordingly, have not recorded a reserve for the NOV.

On April 16, 2009, the EPA issued an NOV to ComEd and Dominion Resources Services, Inc. (Dominion) alleging past and continuing violations of several provisions of the Federal Clean Air Act as a result of the modification and/or operation of Kincaid electric generating station located in Illinois and State Line electric generating station located in Indiana. Kincaid was sold by ComEd in 1998 and State Line was sold by Commonwealth Edison of Indiana in 1997. Both stations are currently owned and operated by Dominion. The EPA requested information related to the stations in 2009, and ComEd has been cooperating with the EPA since

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time of that request. The NOV states that the EPA may issue an order requiring compliance with the relevant Clean Air Act provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the Clean Air Act.

Under the terms of the sales agreements, each party agreed to indemnify the other for certain environmental activities, events, conditions or occurrences arising before and after the purchase of the stations; however, Exelon, Generation, and ComEd are unable at this time to determine how those provisions may apply to any liability or cost that may eventually arise out of the NOV or any resulting enforcement action.

In connection with Exelon’s 2001 corporate restructuring, Generation assumed ComEd’s rights and obligations related to ComEd’s former generation business, which would include any responsibility under the indemnification provisions contained in the sale agreements related to Kincaid and State Line stations. At this time, Exelon, Generation and ComEd are unable to predict the ultimate resolution of the claims alleged in the NOV or the costs that might be incurred by Generation or ComEd; however, Exelon, Generation and ComEd have concluded that a loss is not probable or estimable and, accordingly, have not recorded a reserve for the NOV.

Voluntary Greenhouse Gas Emissions Reductions.    Exelon announced on May 6, 2005 that it had established a voluntary goal to reduce its greenhouse gas (GHG) emissions by 8% from 2001 levels by the end of 2008. Exelon made this pledge under the United States EPA’s Climate Leaders program, a voluntary industry-government partnership addressing climate change. As of December 31, 2008, Exelon had achieved its 2008 voluntary GHG reduction goal through its planned GHG management efforts, including the previous closure of older, inefficient fossil power plants, reduced leakage of SF6, increased use of renewable energy and its current energy efficiency initiatives. On March 12, 2009, Exelon submitted its final GHG inventory documentation, including a third-party verification report, to the EPA for final agency review. On April 6, 2009, the EPA notified Exelon that it had reviewed the documents submitted and confirmed that Exelon had exceeded its voluntary goal. The cost of achieving the voluntary GHG emissions reduction goal did not have a material effect on Exelon’s future competitive position, results of operations, earnings, financial position or cash flows.

On July 15, 2008, Exelon expanded its commitment to GHG reduction with the announcement of a comprehensive business and environmental plan. The plan, Exelon 2020, details an enterprise-wide approach and a host of initiatives being pursued by Exelon to reduce Exelon’s GHG emissions and that of its customers, communities, suppliers and markets. Exelon 2020 sets a goal for Exelon to reduce, offset, or displace more than 15 million metric tons of greenhouse gas emissions per year by 2020 (from 2001 levels).

Through Exelon 2020, Exelon is pursuing three broad strategies: reducing or offsetting its own carbon footprint, helping customers and communities reduce their GHG emissions, and offering more low-carbon electricity in the marketplace. Initiatives to reduce Exelon’s own carbon footprint include reducing building energy consumption by 25%, reducing the vehicle fleet emissions, improving the efficiency of the generation and delivery system for electricity and natural gas, and developing an industry-leading green supply chain. Plans to help customers reduce their GHG emissions include ComEd’s new portfolio of energy efficiency programs, a similar portfolio of energy efficiency programs at PECO to meet the requirements of the recently enacted PA Act 129, the implementation of smart-meters and real-time pricing programs and a broad array of communication initiatives to increase customer awareness of approaches to manage their energy consumption. ComEd and PECO have filed applications with the U.S. Department of Energy seeking matching funds for smart grid investments

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Federal stimulus grant program. See Note 3 — Regulatory Issues for further information regarding the smart grid filings and stimulus grant applications. Finally, Exelon will offer more low-carbon electricity in the marketplace by increasing its investment in renewable power, adding capacity to existing nuclear plants through uprates, and through the potential addition of new low-carbon natural gas and nuclear generation.

Exelon has incorporated Exelon 2020 into its overall business plans and has an organized implementation effort underway. This implementation effort includes a periodic review and refinement of Exelon 2020 initiatives in light of changing market conditions. Exelon has recently completed a periodic review of the original analysis of the costs and abatement potential of various emissions-reducing opportunities and remains committed to achieving the goal put forward in 2008. Specific initiatives and the amount of expenditures to implement the plan will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards.

One of the key policy developments that could affect the Exelon 2020 roadmap is enactment of Federal climate change legislation. Federal legislation is currently under consideration in the U.S. Congress. H.R. 2454, “The American Clean Energy and Security Act of 2009,” which Exelon supported, was approved by the U.S. House of Representatives on June 26, 2009 and would affect electric generation and electric and natural gas distribution companies. A key provision of H.R. 2454 is the establishment of mandatory, economy-wide GHG reduction targets and goals via a Federal emissions cap-and-trade program. The program would begin in 2012 and calls for a three percent reduction below 2005 levels in 2012, with the reduction requirement increasing to 17% below 2005 levels by 2020 and ultimately 83% below 2005 levels by 2050. The legislation also contains several energy efficiency and clean energy requirements. Of particular note for electric retail supply companies, there is a proposed requirement that 20% of electricity sold by retail suppliers be met by energy efficiency and renewable energy by 2020. The requirement begins to phase-in starting in 2012 at a 6% level and escalates every two years until it reaches 20% in 2020. On September 30, 2009, S. 1733, the Clean Energy Jobs and American Power Act was introduced in the U.S. Senate. S.1733 sets forth a cap-and-trade program and contains other provisions to regulate GHGs that are similar to those contained in H.R. 2454, but does not yet provide the specific details regarding the allocation of allowances. It is expected that the Senate committees will review S.1733 in the fall of 2009, and climate change legislation will not be enacted until 2010 at the earliest.

Regulation of GHG emissions under the Clean Air Act.    On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U. S. Environmental Protection Agency holding that CO2 and other GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for additional rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or in the alternative, provide a reasonable explanation why GHG emissions should not be regulated. Possible outcomes from this decision include regulation of GHG emissions from manufacturing plants, including electric generation, transmission and distribution facilities, under a new EPA rule and Federal or state legislation. In response to the Supreme Court decision, on July 11, 2008, the EPA issued an Advance Notice of Proposed Rulemaking (ANPR) to solicit public comments on legal and regulatory analyses and policy alternatives regarding GHG effects and regulation under the Clean Air Act.

On September 22, 2009, the EPA issued final regulations for the reporting of GHG emissions from all industrial sectors of the economy, including electric generating stations. This rulemaking requires that large stationary sources of GHG emissions (greater than 25,000 metric tons per year) begin reporting their 2010

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

emissions in 2011. The EPA has determined that the reporting rule will cover over 85% of total national U.S. GHG emissions and that emissions data collected will be used to inform future policy decisions.

On April 17, 2008, the EPA issued a proposed endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles. The EPA expects to issue a final endangerment finding and promulgate final regulations for new motor vehicles, in conjunction with the U.S Department of Transportation, by March 2010. While the regulations do not specifically address stationary sources, such as a generating plant, it is the EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act will trigger permitting requirements for stationary sources. Therefore, on September 30, 2009, the EPA issued proposed regulations for permitting for large stationary sources (greater than 25,000 tons per year of GHG emissions, on a carbon dioxide equivalent basis). Under the proposal, large stationary sources could be required to install Best Available Control Technology, to be determined on a case-by-case basis.

The issue of GHG regulation will likely be addressed either under the Clean Air Act or by new and comprehensive Federal legislation. The Obama administration and the EPA have stated a preference for addressing the issue through Federal legislation. Due to the uncertainty as to the final outcome of Federal climate change legislation or regulations, Exelon cannot definitively estimate the effect of GHG regulation on its operations and its future competitive position, results of operations, cash flows and financial position.

Litigation and Regulatory Matters

Exelon and Generation

Asbestos Personal Injury Claims.    Generation maintains a reserve for claims associated with asbestos-related personal injury actions in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. The reserve is recorded on an undiscounted basis and excludes the estimated legal costs associated with handling these matters, which could be material.

At September 30, 2009 and December 31, 2008, Generation had reserved approximately $49 million and $52 million, respectively, in total for asbestos-related bodily injury claims. As of September 30, 2009, approximately $11 million of this amount related to 135 open claims presented to Generation, while the remaining $38 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050 based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During 2009 and 2008, the updates to this reserve did not result in material adjustments.

Exelon

Pension Claim.    On July 11, 2006, a former employee of ComEd filed a purported class action lawsuit against the Exelon Corporation Cash Balance Pension Plan (Plan) in the Federal District Court for the Northern District of Illinois. The complaint alleges that the Plan, which covers certain management employees of Exelon’s subsidiaries, calculated lump sum distributions in a manner that does not comply with the Employee Retirement Income Security Act (ERISA). The plaintiff seeks compensatory relief from the Plan on behalf of participants who received lump sum distributions since 2001 and injunctive relief with respect to future lump sum

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions. On August 31, 2007, the District Court dismissed the lawsuit in its entirety. On December 21, 2007, the District Court amended its order, in part, to allow the plaintiff to file an administrative claim with the Plan with respect to the calculation of the portion of his lump sum benefit accrued under the Plan’s prior traditional formula. On July 2, 2009, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s dismissal of the plaintiff’s claims and, on July 30, 2009, the plaintiff’s motion requesting rehearing of the case before the entire Seventh Circuit Court of Appeals was denied. In addition, on January 6, 2009, the plaintiff filed a complaint in the District Court challenging the Plan’s denial of his administrative claim. The ultimate outcome of the remaining claim before the District Court is uncertain and may have a material impact on Exelon’s results of operations, cash flows or financial position.

Savings Plan Claim.    On September 11, 2006, five individuals claiming to be participants in the Exelon Corporation Employee Savings Plan, Plan #003 (Savings Plan), filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois. The complaint names as defendants Exelon, its Director of Employee Benefit Plans and Programs, the Employee Savings Plan Investment Committee, the Compensation and the Risk Oversight Committees of Exelon’s Board of Directors and members of those committees. The complaint alleges that the defendants breached fiduciary duties under ERISA by, among other things, permitting fees and expenses to be incurred by the Savings Plan that allegedly were unreasonable and for purposes other than to benefit the Savings Plan and participants, and failing to disclose purported “revenue sharing” arrangements among the Savings Plan’s service providers. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Savings Plan and participants, including alleged investment losses. On February 21, 2007, the district court granted the defendants’ motion to strike the plaintiffs’ claim for investment losses. On June 27, 2007, the district court granted the plaintiffs’ motion for class certification. On June 28, 2007, the district court granted the defendants’ motion to stay proceedings in this action pending the outcome of the appeal to the U.S. Seventh Circuit Court of Appeals in another case not involving Exelon. In that case, the U.S. District Court for the Western District of Wisconsin dismissed with prejudice substantially similar claims. On February 12, 2009, a panel of the Seventh Circuit Court of Appeals affirmed the district court’s dismissal of that case and, on March 9, 2009, the plaintiffs’ motion requesting a rehearing of that case before the entire Seventh Circuit Court of Appeals was denied. On August 19, 2009, the plaintiffs in the Exelon case filed an amended complaint in the district court, which again alleges that defendants breached fiduciary duties under ERISA by, among other things, permitting the Savings Plan to pay excessive fees and expenses for administrative services. On September 11, 2009, the defendants filed a motion to dismiss the amended complaint and enter judgment in the defendants’ favor. The ultimate outcome of the savings plan claim is uncertain and may have a material impact on Exelon’s results of operations, cash flows or financial position.

Retiree Healthcare Benefits Grievance.    In 2006, Local 15 of the International Brotherhood of Electrical Workers (IBEW Local 15) filed a demand for arbitration of a grievance challenging certain changes implemented in 2004 to the health care coverage provided to retirees who were members of IBEW Local 15 during their employment with Exelon, Generation and ComEd. Exelon then filed a lawsuit in the U.S. District Court for the Northern District of Illinois seeking a judicial determination that this grievance is not arbitrable as disputes regarding benefits provided to current retirees are not within the scope of the collective bargaining agreement. On December 3, 2007, the U.S. District Court ruled that, under the terms of the parties’ collective bargaining agreement, IBEW Local 15 could use the collective bargaining agreement’s grievance and arbitration procedure to challenge these changes with respect to retirees named in the grievance. On September 8, 2008, the U.S. Court of Appeals for the Seventh Circuit affirmed the decision of the district court. A settlement agreement was reached between Exelon and IBEW Local 15 on February 19, 2009 that included certain prospective changes to the healthcare benefits provided to retirees who were members of IBEW Local 15 during their Exelon

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employment. These changes become effective at various times between May 1, 2009 and January 1, 2013 and resulted in withdrawal of the grievance. The settlement agreement will be treated as a plan amendment in the related welfare plan and reflected in the plan’s next measurement. The settlement agreement will not have a material impact on Exelon’s, Generation’s or ComEd’s results of operations, cash flows or financial position.

Exelon, Generation, ComEd and PECO

General.    The Registrants are involved in various other litigation matters that are being defended and handled in the ordinary course of business. The Registrants maintain accruals for such costs that are probable of being incurred and subject to reasonable estimation. The Registrants will record a receivable if they expect to recover costs for these contingencies. The ultimate outcomes of such matters, as well as the matters discussed above, are uncertain and may have a material adverse impact on the Registrants’ results of operations, cash flows or financial positions.

Exelon and ComEd

Reliability.    On July 18, 2008, ComEd self-reported to ReliabilityFirst Corporation (RFC), its Regional Entity, that it failed to maintain vegetation clearance on a section of a transmission line, constituting a violation of a North American Electric Reliability Corporation (NERC) reliability standard. ComEd is subject to potential fines for a violation of NERC reliability standards. ComEd and RFC reached a settlement for an immaterial amount. The settlement agreement has been approved by NERC and has been submitted to FERC for final approval. ComEd is awaiting final approval from FERC but does not believe it would result in a material unfavorable impact to ComEd’s consolidated financial statements.

Agreement Related to Sale of Accounts Receivable

Exelon and PECO

PECO is party to an agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable, which PECO accounted for as a sale under the current authoritative guidance related to accounting for transfers and servicing of financial assets. PECO retains the servicing responsibility for the sold receivables and has recorded a servicing liability. The agreement terminates on September 16, 2010, unless extended in accordance with its terms. As of September 30, 2009, PECO was in compliance with the requirements of the agreement. In the event the agreement is not extended, PECO has sufficient short-term liquidity and will seek alternate financing. See Note 6 — Fair Value of Assets and Liabilities for additional information regarding the servicing liability.

Income Taxes

See Note 11 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Supplemental Financial Information (Exelon, Generation, ComEd and PECO)

Supplemental Statement of Operations Information

The following tables provide additional information regarding the components of depreciation, amortization and accretion, and other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$242	$74	$112	$42
Regulatory assets(a)	243	—	13	230
Nuclear fuel(b)	143	143	—	—
Asset retirement obligation accretion(c)	54	54	—	—

Total depreciation, amortization and accretion	$682	$271	$125	$272

(a)	For PECO, primarily reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

Nine Months Ended September 30, 2009	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$716	$223	$332	$121
Regulatory assets(a)	644	—	39	605
Nuclear fuel(b)	415	415	—	—
Asset retirement obligation accretion(c)	160	159	1	—

Total depreciation, amortization and accretion	$1,935	$797	$372	$726

(a)	For PECO, primarily reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

Three Months Ended September 30, 2008	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$220	$58	$110	$41
Regulatory assets(a)	211	—	9	202
Nuclear fuel(b)	142	142	—	—
Asset retirement obligation accretion(c)	56	56	—	—

Total depreciation, amortization and accretion	$629	$256	$119	$243

(a)	For PECO, primarily reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2008	Exelon	Generation	ComEd	PECO
Depreciation, amortization and accretion
Property, plant and equipment	$669	$202	$317	$118
Regulatory assets(a)	561	—	26	535
Nuclear fuel(b)	320	320	—	—
Asset retirement obligation accretion(c)	175	175	—	—

Total depreciation, amortization and accretion	$1,725	$697	$343	$653

(a)	For PECO, primarily reflects CTC amortization.
(b)	Included in fuel expense on the Registrants’ Consolidated Statements of Operations.
(c)	Included in operating and maintenance expense on the Registrants’ Consolidated Statements of Operations.

The following tables set forth costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a reconcilable automatic adjustment clause for Exelon and ComEd for the three and nine months ended September 30, 2009 and 2008. An equal and offsetting amount has been reflected in operating revenues during the period.

	Exelon and ComEd
(In Millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Operating and maintenance for regulatory required programs
Energy efficiency and demand response programs(a)	$18	$41
Purchased power administrative costs	1	3

Total operating and maintenance for regulatory required programs	$19	$44

	Exelon and ComEd
(In Millions)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Operating and maintenance for regulatory required programs
Energy efficiency and demand response programs(a)	$11	$16
Purchased power administrative costs	—	1

Total operating and maintenance for regulatory required programs	$11	$17

(a)

As a result of the 2007 Illinois Settlement, utilities are required to provide energy efficiency and demand response programs beginning June 1, 2008. See Note 3 — Regulatory Issues for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide additional information regarding the components of other, net within the Consolidated Statements of Operations and Comprehensive Income of Exelon, Generation, ComEd and PECO for the three and nine months ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulated Units(a)	$53	$53	$—	$—
Net realized losses on decommissioning trust funds — Unregulated Units(a)	(3)	(3)	—	—
Net unrealized gains on decommissioning trust funds — Regulated Units	454	454	—	—
Net unrealized gains on decommissioning trust funds — Unregulated Units	153	153	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(406)	(406)	—	—

Total decommissioning-related activities	251	251	—	—

Net direct financing lease income	6	—	—	—
Interest income related to uncertain income tax positions(c)	(24)	(4)	(23)	1
Losses on early retirement of debt	(93)	(57)	—	—
Other	8	2	4	1

Other, net	$148	$192	$(19)	$2

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of decommissioning trust fund-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of net realized income, net unrealized gains and related income taxes. See Notes 6 — Fair Value of Assets and Liabilities and 12 — Asset Retirement Obligations and Spent Nuclear Fuel Storage for additional information regarding the accounting for nuclear decommissioning.

(c)

Primarily includes the reversal of interest income originally recorded in the first quarter at ComEd related to the ITC Illinois Supreme Court Decision. See Note 11 — Income Taxes for information regarding the Registrants’ tax positions.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2009	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulated Units(a)	$81	$81	$—	$—
Net realized income on decommissioning trust funds — Unregulated Units(a)	16	16	—	—
Net unrealized gains on decommissioning trust funds — Regulated Units	712	712	—	—
Net unrealized gains on decommissioning trust funds — Unregulated Units	204	204	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(639)	(639)	—	—

Total decommissioning-related activities	374	374	—	—

Investment income	1	—	—	1
Net direct financing lease income	19	—	—	—
Interest income related to uncertain income tax positions(c)	51	—	64	4
Other-than-temporary impairment to Rabbi trust investments(d)	(7)	—	(7)	—
Losses on early retirement of debt	(93)	(57)	—	—
Other	22	8	10	3

Other, net	$367	$325	$67	$8

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of decommissioning trust fund-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of net realized income, net unrealized gains and related income taxes. See Notes 6 — Fair Value of Assets and Liabilities and 12 — Asset Retirement Obligations and Spent Nuclear Fuel Storage for additional information regarding the accounting for nuclear decommissioning.

(c)	Primarily includes interest income at ComEd from the 2009 re-measurement of income tax uncertainties. See Note 11 — Income Taxes for information regarding the Registrants’ tax positions.
(d)

ComEd recorded an other-than-temporary impairment to Rabbi trust investments during the second quarter of 2009. See Note 6 — Fair Value of Assets and Liabilities for additional information regarding the impairment.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2008	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized losses on decommissioning trust funds — Regulated Units(a)	$(3)	$(3)	$—	$—
Net realized income on decommissioning trust funds — Unregulated Units(a)	5	5	—	—
Net unrealized losses on decommissioning trust funds — Regulated Units	(337)	(337)	—	—
Net unrealized losses on decommissioning trust funds — Unregulated Units	(105)	(105)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	273	273	—	—

Total decommissioning-related activities	(167)	(167)	—	—

Investment income	2	—	1	1
Net direct financing lease income	6	—	—	—
Interest income related to uncertain income tax positions	(3)	—	—	2
Other	4	3	2	(1)

Other, net	$(158)	$(164)	$3	$2

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of decommissioning trust fund-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of net realized losses, net unrealized losses and related income taxes. See Notes 6 — Fair Value of Assets and Liabilities and 12 — Asset Retirement Obligations and Spent Nuclear Fuel Storage for additional information regarding the accounting for nuclear decommissioning.

Nine Months Ended September 30, 2008	Exelon	Generation	ComEd	PECO
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds — Regulated Units(a)	$56	$56	$—	$—
Net realized income on decommissioning trust funds — Unregulated Units(a)	9	9	—	—
Net unrealized losses on decommissioning trust funds — Regulated Units	(672)	(672)	—	—
Net unrealized losses on decommissioning trust funds — Unregulated Units	(204)	(204)	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	488	488	—	—

Total decommissioning-related activities	(323)	(323)	—	—

Investment income	9	—	6	3
Net direct financing lease income	18	—	—	—
Interest income related to uncertain income tax positions	13	9	1	9
Income related to the termination of a gas supply guarantee(c)	13	13	—	—
Other	14	9	5	1

Other, net	$(256)	$(292)	$12	$13

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of decommissioning trust fund-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of net realized income, net unrealized losses and related income taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Notes 6 — Fair Value of Assets and Liabilities and 12 — Asset Retirement Obligations and Spent Nuclear Fuel Storage for additional information regarding the accounting for nuclear decommissioning.
(c)	Income related to the termination of a gas supply guarantee to Mystic Development LLC.

Supplemental Cash Flow Information

The following tables provide additional information regarding the components of net fair value changes related to derivatives and nuclear decommissioning trust funds, other non-cash operating activities and changes in other assets and liabilities within the Registrants’ Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008:

Nine Months Ended September 30, 2009	Exelon	Generation		ComEd		PECO
Net fair value changes related to derivatives and nuclear decommissioning trust funds:
Net mark-to-market gains on derivative transactions	$(74)	$(74)		$—		$—
Net unrealized gains and realized losses on nuclear decommissioning trust fund investments(a)	(183)	(183)		—		—

Total net fair value changes related to derivatives and nuclear decommissioning trust funds	$(257)	$(257)		$—		$—

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$404	$180		$146		$36
Equity in losses of unconsolidated affiliates and investments	21	2		—		19
Provision for uncollectible accounts	121	4		63		54
Stock-based compensation costs	54	—		—		—
Other decommissioning-related activity(b)	(143)	(143)		—		—
Amortization of energy-related options	37	37		—		—
Asset retirement obligation reduction(c)	(47)	(47)		—		—
Amortization of regulatory asset related to debt costs	19	—		16		3
Amortization of the regulatory liability related to the PURTA tax settlement(d)	(2)	—		—		(2)
Other-than-temporary impairment to Rabbi trust investments(e)	7	—		7		—
Other	(7)	(4)		3		(3)

Total other non-cash operating activities	$464	$29		$235		$107

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	38	—		35		3
Other current assets	(127)	(75	)(f)	1		(45	)(i)
Other noncurrent assets and liabilities	(174)	(86	)(g)	(58	)(h)	(35)

Total changes in other assets and liabilities	$(263)	$(161)		$(22)		$(77)

(a)

Represents net unrealized gains and realized losses on sales of investments of the trust funds of the Unregulated Units. Net unrealized gains and realized losses on sales of investments of the trust funds of the Regulated Units are eliminated as a result of regulatory accounting.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)

Includes the elimination of decommissioning-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of operating revenues, ARO accretion, asset retirement cost amortization, investment income and income taxes related to all trust fund activity. See Note 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(c)

Represents the reduction in the ARO in excess of the existing asset retirement cost balances for Generation’s nuclear generating units that are not subject to regulatory agreement with respect to decommissioning trust funding (the former AmerGen units and the portions of the Peach Bottom units).

(d)

In March 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this regulatory liability and refunding the amount to customers in January 2008. The regulatory liability associated with the PURTA settlement was fully amortized in January 2009.

(e)

ComEd recorded an other-than-temporary impairment to Rabbi trust investments during the second quarter of 2009. See Note 6 — Fair Value of Assets and Liabilities for additional information regarding the impairment.

(f)	Relates primarily to the purchase of energy-related options and prepaid assets.
(g)	Relates primarily to the purchase of long-term fuel options.
(h)	Relates primarily to a decrease in interest payable associated with the re-measurement of uncertain income tax positions. See Note 11 — Income Taxes for additional information.
(i)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2008	Exelon	Generation		ComEd	PECO
Net fair value changes related to derivatives and nuclear decommissioning trust funds:
Net mark-to-market gains on derivative transactions	$(352)	$(350)		$—	$—
Net unrealized and realized losses on nuclear decommissioning trust fund investments(a)	237	237		—	—

Total net fair value changes related to derivatives and nuclear decommissioning trust funds	$(115)	$(113)		$—	$—

Other non-cash operating activities:
Pension and non-pension postretirement benefits costs	$237	$104		$76	$24
Equity in losses of unconsolidated affiliates and investments	19	1		7	11
Provision for uncollectible accounts	200	16		59	136
Stock-based compensation costs	54	—		—	—
Other decommissioning-related activity(b)	122	122		—	—
Amortization of energy-related options	(6)	(6)		—	—
Amortization of regulatory asset related to debt costs	20	—		17	3
Amortization of the regulatory liability related to the PURTA tax settlement(c)	(27)	—		—	(27)
Net impact of the 2007 distribution rate case order(d)	22	—		22	—
Other	17	(3)		16	5

Total other non-cash operating activities	$658	$234		$197	$152

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	(20)	—		(2)	(18)
Other current assets	(50)	(71	)(e)	14	8 (g)
Other noncurrent assets and liabilities	(378)	(292	)(f)	(5)	(6)

Total changes in other assets and liabilities	$(448)	$(363)		$7	$(16)

(a)

Represents net unrealized losses and realized losses on sales of investments of the trust funds of the Unregulated Units. Net unrealized losses and realized losses on sales of investments of the trust funds of the Regulated Units are eliminated as a result of regulatory accounting.

(b)

Includes the elimination of decommissioning-related activity for the Regulated Units, which are subject to regulatory accounting, including the elimination of operating revenues, ARO accretion, asset retirement cost amortization, investment income and income taxes related to all trust fund activity. See Note 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(c)

In March 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability and PECO began amortizing this liability and refunding customers in January 2008.

(d)

In September 2008, as a result of the 2007 Rate Case order, ComEd recorded $37 million of fixed asset disallowances; $35 million was recorded as operating and maintenance expense and $2 million was recorded as depreciation expense. In addition, ComEd established regulatory assets totaling approximately $13 million associated with reversing previously incurred expenses deemed recoverable in future rates. See Note 3 — Regulatory Issues for more information.

(e)	Relates primarily to the purchase of energy-related options and prepaid assets.
(f)	Relates primarily to the purchase of long-term fuel options.
(g)	Relates primarily to prepaid utility taxes.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Balance Sheet Information

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd and PECO as of September 30, 2009 and December 31, 2008:

September 30, 2009	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$1,066	$—	$1,066
Pension and other postretirement benefits	2,731	—	21
Deferred income taxes	839	18	821
Debt costs	151	131	20
Severance	100	100	—
Conditional asset retirement obligations	66	50	16
MGP remediation costs	121	80	41
Rate case costs	10	9	1
RTO start-up costs	13	13	—
Financial swap with Generation — noncurrent	—	779	—
Under-recovered universal service fund costs(a)	2	—	2
DSP Program electric procurement contracts(b)	1	—	3
Other	37	11	25

Noncurrent regulatory assets	5,137	1,191	2,016
Financial swap with Generation — current	—	305	—
Under-recovered energy and transmission costs current asset	27	27	—

Total regulatory assets	$5,164	$1,523	$2,016

Regulatory liabilities
Nuclear decommissioning	$2,152	$1,860	$292
Removal costs	1,201	1,201	—
Deferred taxes	22	—	—
Over-recovered universal service fund costs(a)	2	—	2
Energy efficiency and demand response programs	18	17	1

Noncurrent regulatory liabilities	3,395	3,078	295
Over-recovered energy and transmission costs current liability(c)	20	5	15

Total regulatory liabilities	$3,415	$3,083	$310

(a)

The universal services fund cost is a recovery mechanism that allows for PECO to recover discounts issued to electric and gas customers enrolled in assistance programs. As of September 30, 2009, PECO was under-recovered for its electric program and over-recovered for its gas program.

(b)

PECO entered into block contracts to procure electric generation for its residential procurement class beginning January 1, 2011. As of September 30, 2009, PECO recorded a mark-to-market liability and this offsetting regulatory asset to account for changes in fair value. These block contracts were executed in accordance with the PAPUC-approved DSP Program and PECO will receive full cost recovery in rates.

(c)

The ComEd under-recovered or over-recovered energy and transmission costs represent purchased power related costs recoverable or refundable to customers under ComEd’s regulatory approved rates. In addition, PECO’s over-recovered energy costs represent gas supply related costs refundable to customers under PECO’s PAPUC PGC. These costs are included in other current liabilities in Exelon’s, ComEd’s and PECO’s Consolidated Balance Sheets. ComEd and PECO pay a rate of return on over-recovered energy costs. See Note 3 — Regulatory Issues for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008	Exelon	ComEd	PECO
Regulatory assets
Competitive transition charge	$1,666	$—	$1,666
Pension and other postretirement benefits	2,855	—	26
Deferred income taxes	826	16	810
Debt costs	169	146	23
Severance	116	116	—
Conditional asset retirement obligations	128	112	16
MGP remediation costs	121	80	41
Rate case costs	15	14	1
RTO start-up costs	14	14	—
Financial swap with Generation — noncurrent	—	345	—
Other	30	15	14

Noncurrent regulatory assets	5,940	858	2,597
Financial swap with Generation — current	—	111	—
Under-recovered energy costs current asset(a)	58	58	—

Total regulatory assets	$5,998	$1,027	$2,597

Regulatory liabilities
Nuclear decommissioning	$1,336	$1,289	$47
Removal costs	1,145	1,145	—
Refund of PURTA taxes(b)	2	—	2
Deferred taxes	30	—	—
Energy efficiency and demand response programs	7	6	—

Noncurrent regulatory liabilities	2,520	2,440	49
Over-recovered energy costs current liability(a)	13	1	12

Total regulatory liabilities	$2,533	$2,441	$61

(a)

The ComEd under-recovered or over-recovered energy and transmission costs represent purchased power related costs recoverable or refundable to customers under ComEd’s regulatory approved rates. In addition, PECO’s over-recovered energy costs represent gas supply related costs refundable to customers under PECO’s PAPUC PGC. These costs are included in other current liabilities in Exelon’s, ComEd’s and PECO’s Consolidated Balance Sheets. ComEd and PECO pay a rate of return on over-recovered energy costs. See Note 3 – Regulatory Issues for additional information.

(b)

In March 2007, PECO prevailed in a Pennsylvania Supreme Court case in which PECO had contested the assessment of PURTA taxes applicable to 1997. As a result, PECO received approximately $38 million of real estate taxes previously remitted. This refund was recorded as a regulatory liability. PECO began amortizing this regulatory liability and refunding the amount to customers in January 2008. The regulatory liability associated with the PURTA settlement was fully amortized in January 2009.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information regarding accumulated depreciation and the allowance for uncollectible accounts as of September 30, 2009 and December 31, 2008:

September 30, 2009	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$8,836	(a)	$4,155	(a)	$2,029	$2,420

Accounts receivable:
Allowance for uncollectible accounts	240		34		77	129

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,431 million.

December 31, 2008	Exelon		Generation		ComEd	PECO
Property, plant and equipment:
Accumulated depreciation	$8,242	(a)	$3,812	(a)	$1,866	$2,345

Accounts receivable:
Allowance for uncollectible accounts	238		30		57	151

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $1,214 million.

The following tables provide information regarding Exelon’s and Generation’s option premiums as of September 30, 2009 and December 31, 2008:

Exelon and Generation	September 30, 2009	December 31, 2008
Other current assets:
Option premiums	$144	$308

Other current liabilities:
Option premiums	192	267

The following tables provide information about accumulated other comprehensive income (loss) recorded (after tax) within Exelon’s Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008:

September 30, 2009	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income(loss)
Minimum pension liability	$(224)	$—	$—	$—
Adjustment to adopt defined benefit pension and other postretirement plans accounting guidance	(1,268)	—	—	—
Net unrealized gain on cash-flow hedges	740	1,414	—	1
Pension and non-pension postretirement benefit plans	(1,223)	—	—	—
Unrealized gain on marketable securities	2	—	2	—

Total accumulated other comprehensive income (loss)	$(1,973)	$1,414	$2	$1

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008	Exelon	Generation	ComEd	PECO
Accumulated other comprehensive income (loss)
Minimum pension liability	$(224)	$—	$—	$—
Adjustment to adopt defined benefit pension and other postretirement plans accounting guidance	(1,268)	2	—	—
Net unrealized gain on cash-flow hedges	564	855	—	2
Pension and non-pension postretirement benefit plans	(1,317)	(22)	—	—
Unrealized loss on marketable securities	(6)	—	(5)	—

Total accumulated other comprehensive income (loss)	$(2,251)	$835	$(5)	$2

16.    Segment Information (Exelon, Generation, ComEd and PECO)

Exelon has three reportable and operating segments: Generation, ComEd and PECO. Exelon evaluates the performance of its segments based on net income. Generation, ComEd and PECO each represent a single reportable segment; as such, no separate segment information is provided for these Registrants.

Three Months Ended September 30, 2009 and 2008

Exelon’s segment information for the three months ended September 30, 2009 and 2008 is as follows:

	Generation	ComEd	PECO	Other	Intersegment Eliminations	Consolidated
Total revenues(a):
2009	$2,445	$1,475	$1,327	$179	$(1,087)	$4,339
2008	3,073	1,729	1,441	167	(1,182)	5,228
Intersegment revenues(b):
2009	$911	$1	$1	$178	$(1,088)	$3
2008	1,014	—	2	167	(1,183)	—
Income (loss) from continuing operations before income taxes:
2009	$1,213	$102	$122	$(82)	$—	$1,355
2008	942	52	133	(29)	(52)	1,046
Income taxes:
2009	$556	$56	$30	$(43)	$(1)	$598
2008	307	19	43	(4)	(19)	346
Income (loss) from continuing operations:
2009	$657	$46	$92	$(39)	$1	$757
2008	635	33	90	(26)	(32)	700
Income (loss) from discontinued operations:
2009	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—
Net income (loss):
2009	$657	$46	$92	$(39)	$1	$757
2008	635	33	90	(26)	(32)	700
Total assets:
September 30, 2009	$22,871	$20,521	$9,107	$6,156	$(9,153)	$49,502
December 31, 2008	20,355	19,237	9,169	5,992	(6,936)	47,817

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)

For the three months ended September 30, 2009 and 2008, utility taxes of $64 million and $69 million, respectively, are included in revenues and expenses for ComEd. For the three months ended September 30, 2009 and 2008, utility taxes of $70 million and $77 million, respectively, are included in revenues and expenses for PECO.

(b)

The intersegment profit associated with Generation’s sale of RECs to ComEd and AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 3 – Regulatory Issues for additional information on RECs and AECs.

Nine Months Ended September 30, 2009 and 2008

Exelon’s segment information for the nine months ended September 30, 2009 and 2008 is as follows:

	Generation	ComEd	PECO	Other	Intersegment Eliminations	Consolidated
Total revenues(a):
2009	$7,424	$4,417	$4,045	$570	$(3,254)	$13,202
2008	8,311	4,594	4,195	514	(3,248)	14,366
Intersegment revenues(b):
2009	$2,687	$2	$5	$569	$(3,254)	$9
2008	2,727	1	7	514	(3,249)	—
Income (loss) from continuing operations before income taxes:
2009	$2,830	$444	$381	$(188)	$(2)	$3,465
2008	2,617	176	357	(97)	—	3,053
Income taxes:
2009	$1,133	$169	$106	$(76)	$7	$1,339
2008	891	66	111	(46)	—	1,022
Income (loss) from continuing operations:
2009	$1,697	$275	$275	$(112)	$(9)	$2,126
2008	1,726	110	246	(51)	—	2,031
Income (loss) from discontinued operations:
2009	$—	$—	$—	$—	$—	$—
2008	(1)	—	—	—	—	(1)
Net income (loss):
2009	$1,697	$275	$275	$(112)	$(9)	$2,126
2008	1,725	110	246	(51)	—	2,030

(a)

For the nine months ended September 30, 2009 and 2008, utility taxes of $172 million and $177 million, respectively, are included in revenues and expenses for ComEd. For the nine months ended September 30, 2009 and 2008, utility taxes of $191 million and $208 million, respectively, are included in revenues and expenses for PECO.

(b)

The intersegment profit associated with Generation’s sale of RECs to ComEd and AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 3 – Regulatory Issues for additional information on RECs and AECs.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Related-Party Transactions (Exelon, Generation, ComEd and PECO)

Exelon

The financial statements of Exelon include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues from affiliates
ComEd Transitional Funding Trust(a)	$—	$1	$—	$2
PETT	1	1	2	3
ComEd(b)	(4)	—	—	—
PECO(b)	7	—	9	—
Other	—	—	—	1

Total operating revenues from affiliates	$4	$2	$11	$6

Fuel purchases from related parties
Keystone Fuels, LLC	$16	$20	$46	$52
Conemaugh Fuels, LLC	16	16	52	42

Total fuel purchases from related parties	$32	$36	$98	$94

Interest expense to affiliates, net
ComEd Transitional Funding Trust(a)	$—	$1	$—	$6
ComEd Financing II(c)	—	—	—	2
ComEd Financing III	3	3	10	10
PETT	11	24	43	80
PECO Trust III	2	2	5	5
PECO Trust IV	1	1	4	4
Other	1	—	—	(1)

Total interest expense to affiliates, net	$18	$31	$62	$106

Equity in losses of unconsolidated affiliates and investments
ComEd Funding LLC(a)	$—	$(2)	$—	$(7)
PETT	(6)	(4)	(19)	(11)
NuStart Energy Development, LLC	(1)	—	(2)	(1)
Other	(1)	—	—	—

Total equity in losses of unconsolidated affiliates and investments	$(8)	$(6)	$(21)	$(19)

(a)

In the fourth quarter of 2008, ComEd fully paid its long-term debt obligations to the ComEd Transitional Funding Trust and received its current receivable from the ComEd Transitional Funding Trust. ComEd Funding LLC liquidated its investment in the ComEd Transitional Funding Trust and ComEd liquidated its investment in ComEd Funding LLC.

(b)

The intersegment profit associated with Generation’s sale of RECs to ComEd and AECs to PECO is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. See Note 3 — Regulatory Issues for additional information on RECs and AECs.

(c)	ComEd Financing II was liquidated and dissolved upon repayment of the debt in 2008.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2009	As of December 31, 2008
Investments in affiliates
ComEd Financing III	$6	$6
PETT	10	30
PECO Energy Capital Corporation	4	4
PECO Trust IV	5	5

Total investments in affiliates	$25	$45

Payables to affiliates (current)
ComEd Financing III	$1	$4
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$5	$5

Long-term debt to PETT and other financing trusts (including due within one year)
ComEd Financing III	$206	$206
PETT	591	1,124
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt due to financing trusts	$981	$1,514

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions involving Generation, ComEd, and PECO are further described in the tables below.

Generation

The financial statements of Generation include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues from affiliates
ComEd(a)	$349	$413	$1,138	$1,124
PECO(b)	562	601	1,549	1,603

Total operating revenues from affiliates	$911	$1,014	$2,687	$2,727

Fuel expense from related parties
PECO	$—	$—	$1	$1
Keystone Fuels, LLC	16	20	46	52
Conemaugh Fuels, LLC	16	16	52	42

Total fuel purchases from related parties	$32	$36	$99	$95

Operating and maintenance from affiliates
ComEd(c)	$1	$—	$2	$1
PECO(c)	1	2	5	6
BSC(d)	68	66	228	205

Total operating and maintenance from affiliates	$70	$68	$235	$212

Equity in losses of investments
NuStart Energy Development, LLC	$(1)	$—	$(2)	$(1)

Total equity in losses of investments	$(1)	$—	$(2)	$(1)

Cash distribution paid to member	$1,126	$253	$1,800	$1,244
Contribution from member	$58	$86	$58	$86

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2009	As of December 31, 2008
Market-to-market derivative assets with affiliate (current)
ComEd(e)	$305	$111
Receivables from affiliates (current)
ComEd(a)(f)(g)	111	151
PECO(b)	157	126

Total receivables from affiliates (current)	$268	$277

Receivable from affiliate (noncurrent)
Exelon(h)	$1	$1
Market-to-market derivative assets with affiliate (noncurrent)
ComEd(e)	$779	$345
PECO(k)	1	—
Prepaid voluntary employee beneficiary association trust
Generation(i)	$—	$2
Payables to affiliates (current)
Exelon(h)	$8	$44
BSC(d)	32	34

Total payables to affiliates (current)	$40	$78

Payables to affiliates (noncurrent)
ComEd decommissioning(j)	$1,861	$1,289
PECO decommissioning(j)	292	47

Total payables to affiliates (noncurrent)	$2,153	$1,336

(a)

Generation has a supplier forward contract and an ICC-approved RFP contract with ComEd to provide a portion of ComEd’s electricity supply requirements. Generation also sells RECs to ComEd. In addition, Generation had revenue from ComEd associated with the settled portion of the financial swap contract established as part of the Illinois Settlement. See Note 3 — Regulatory Issues for additional information.

(b)

Generation has a PPA with PECO, as amended, to provide the full energy requirements to PECO through 2010. See Note 18 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual Report on Form 10-K for more information regarding the PPA. Generation has a five-year agreement with PECO to sell AECs. See Note 3 — Regulatory Issues for additional information.

(c)

Generation requires electricity for its own use at its generating stations. Generation purchases electricity and distribution and transmission services from PECO and only distribution and transmission services from ComEd for the delivery of electricity to its generating stations.

(d)

Generation receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)	Represents the fair value of Generation’s five-year financial swap contract with ComEd.
(f)

Under the Illinois Settlement Legislation, Generation is responsible to contribute to rate relief programs for ComEd customers, which are issued through ComEd. As of September 30, 2009 and December 31, 2008, Generation had a $1 million and $10 million payable, respectively, to ComEd. See Note 3 — Regulatory Issues for additional information.

(g)

As of September 30, 2009, Generation had a $36 million receivable from ComEd associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement. See Note 3 — Regulatory Issues and Note 8 — Derivative Financial Instruments for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	In order to facilitate payment processing, Exelon processes certain invoice payments on behalf of Generation.
(i)

The voluntary employee beneficiary association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans accumulated at December 31, 2008 due to actuarially determined contribution rates, which are the basis for Generation’s contributions to the plans, being higher than actual claim expense incurred by the plans over time.

(j)

Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent nuclear decommissioning trust funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 12 of the Combined Notes to Consolidated Financial Statements within Exelon’s 2008 Annual report on Form 10-K for additional information.

(k)	Represents the fair value of Generation’s block contracts with PECO.

ComEd

The financial statements of ComEd include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues from affiliates
Generation	$1	$—	$2	$1
ComEd Transitional Funding Trust(a)	—	1	—	2

Total operating revenues from affiliates	$1	$1	$2	$3

Purchased power from affiliate
Generation(b)	$353	$413	$1,138	$1,124
Operating and maintenance from affiliate
BSC(c)	$39	$41	$128	$127
Interest expense to affiliates, net
ComEd Transitional Funding Trust(a)	$—	$1	$—	$6
ComEd Financing II(a)	—	—	—	2
ComEd Financing III	3	3	10	10

Total interest expense to affiliates, net	$3	$4	$10	$18

Equity in losses of unconsolidated affiliate
ComEd Funding LLC(a)	$—	$(2)	$—	$(7)
Capitalized costs
BSC(c)	$18	$14	$49	$41
Cash dividends paid to parent	$60	$—	$180	$—
Contribution from parent	$8	$13	$8	$13

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2009	As of December 31, 2008
Prepaid voluntary employee beneficiary association trust(d)	$6	$9
Investment in affiliate(e)
ComEd Financing III	6	6
Receivable from affiliates (noncurrent)
Generation(g)	$1,861	$1,289
Other	2	2

Total receivable from affiliates (noncurrent)	$1,863	$1,291

Payables to affiliates (current)
Generation(b)(h)(i)	$111	$151
BSC(c)	22	22
ComEd Financing III	1	4
Other	1	2

Total payables to affiliates (current)	$135	$179

Mark-to-market derivative liability with affiliate (current)
Generation(f)	$305	$111
Mark-to-market derivative liability with affiliate (noncurrent)
Generation(f)	$779	$345
Long-term debt to ComEd financing trust
ComEd Financing III	$206	$206

(a)

In the fourth quarter of 2008, ComEd fully paid its long-term debt obligations to the ComEd Transitional Funding Trust. ComEd Financing II was liquidated and dissolved upon repayment of the debt during 2008.

(b)

ComEd procures a portion of its electricity supply requirements from Generation under a supplier forward contract and an ICC-approved RFP contract. ComEd also purchases RECs from Generation. In addition, purchased power expense includes the settled portion of the financial swap contract with Generation established as part of the Illinois Settlement. See Note 3 — Regulatory Issues and Note 8 — Derivative Financial Instruments for additional information.

(c)

ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(d)

The voluntary employee benefit association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans has accumulated due to actuarially determined contribution rates, which are the basis for ComEd’s contributions to the plans, being higher than actual claim expense incurred by the plans over time. The prepayment is included in other current assets.

(e)	Investments in affiliates are included in other noncurrent assets.
(f)	To fulfill a requirement of the Illinois Settlement, ComEd entered into a five-year financial swap with Generation.
(g)

ComEd has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct for generating facilities previously owned by ComEd. To the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning; such amounts are due back to ComEd for payment to ComEd’s customers.

(h)

As of September 30, 2009, ComEd had a $36 million payable to Generation associated with the completed portion of the financial swap contract entered into as part of the Illinois Settlement. See Note 3 — Regulatory Issues and Note 8 — Derivative Financial Information for additional information.

(i)

Under the Illinois Settlement Legislation, Generation is responsible to contribute to rate relief programs for ComEd customers, which are issued through ComEd. As of September 30, 2009 and December 31, 2008, ComEd had a $1 million and $10 million receivable, respectively, from Generation. See Note 3 — Regulatory Issues for additional information.

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PECO

The financial statements of PECO include related-party transactions as presented in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues from affiliates
Generation(a)	$1	$2	$5	$7
PETT(b)	1	1	2	3

Total operating revenues from affiliates	$2	$3	$7	$10

Purchased power from affiliate
Generation(c)	$555	$600	$1,539	$1,602
Operating and maintenance from affiliates
BSC(d)	$22	$22	$71	$69
Generation	—	1	1	1

Total operating and maintenance from affiliates	$22	$23	$72	$70

Interest expense to affiliates, net
PETT	$11	$24	$43	$80
PECO Trust III	2	2	5	5
PECO Trust IV	1	1	4	4
Other	—	1	—	1

Total interest expense to affiliates, net	$14	$28	$52	$90

Equity in losses of unconsolidated affiliates
PETT	$(6)	$(4)	$(19)	$(11)
Capitalized costs
BSC(d)	$6	$(1)	$17	$8
Cash dividends paid to parent	$94	$146	$247	$382
Repayment of receivable from parent	$80	$71	$240	$213
Contribution from parent	$27	$36	$27	$36

EXELON CORPORATION AND SUBSIDIARY COMPANIES

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2009	As of December 31, 2008
Prepaid voluntary employee beneficiary association trust(e)	$1	$2
Investments in affiliates
PETT	$10	$30
PECO Energy Capital Corporation	4	4
PECO Trust IV	5	5

Total investments in affiliates	$19	$39

Receivable from affiliate (noncurrent)
Generation decommissioning(f)	$292	$47
Mark-to-market derivative liability with affiliate (noncurrent)
Generation(h)	1	—
Payables to affiliates (current)
Generation(i)	$157	$126
BSC(d)	14	16
Exelon	1	1
PECO Trust III	2	1
PECO Trust IV	2	—

Total payables to affiliates (current)	$176	$144

Long-term debt to PETT and other financing trusts (including due within one year)
PETT	$591	$1,124
PECO Trust III	81	81
PECO Trust IV	103	103

Total long-term debt to financing trusts	$775	$1,308

Shareholders’ equity — receivable from parent(g)	$260	$500

(a)	PECO provides energy to Generation for Generation’s own use.
(b)	PECO receives a monthly administrative servicing fee from PETT based on a percentage of the outstanding balance of all series of transition bonds.
(c)	PECO obtains all of its electric supply from Generation through 2010 under a PPA.
(d)

PECO receives a variety of corporate support services from BSC, including legal, human resources, financial, information technology and supply management services. All services are provided at cost, including applicable overhead. A portion of such services is capitalized.

(e)

The voluntary employee beneficiary association trusts covering active employees are included in corporate operations and are funded by the operating segments. A prepayment to the active welfare plans has accumulated due to actuarially determined contribution rates, which are the basis for PECO’s contributions to the plans, being higher than actual claim expense incurred by the plans over time.

(f)

PECO has a long-term receivable from Generation as a result of the nuclear decommissioning contractual construct, whereby, to the extent the assets associated with decommissioning are greater than the applicable ARO at the end of decommissioning, such amounts are due back to PECO for payment to PECO’s customers.

(g)	PECO has a non-interest bearing receivable from Exelon related to the 2001 corporate restructuring. The receivable is expected to be settled by December 31, 2010.
(h)

PECO entered into block contracts with Generation to procure electric generation for its residential procurement class beginning January 1, 2011 in accordance with its PAPUC-approved DSP Program. The mark-to-market derivative liability related to PECO’s block contracts is included in other deferred credits and other liabilities on PECO’s Consolidated Balance Sheets.

(i)

PECO obtains all of its electric supply from Generation through 2010 under a PPA. In addition, PECO has a five-year agreement with Generation to purchase AECs. See Note 3 — Regulatory Issues for additional information on AECs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions except per share data, unless otherwise noted)

EXELON CORPORATION

General

Exelon is a utility services holding company. It operates through subsidiaries in the following operating segments:

•

Exelon Generation Company, LLC (Generation), whose business consists of its owned and contracted electric generating facilities, its wholesale energy marketing operations and competitive retail sales operations.

•

Commonwealth Edison Company (ComEd), whose business consists of the purchase and regulated retail sale of electricity and the provision of transmission and distribution services in northern Illinois, including the City of Chicago.

•

PECO Energy Company (PECO), whose business consists of the purchase and regulated retail sale of electricity and the provision of transmission and distribution services in southeastern Pennsylvania, including the City of Philadelphia, as well as the purchase and regulated retail sale of natural gas and the provision of distribution services in the Pennsylvania counties surrounding the City of Philadelphia.

See Note 16 of the Combined Notes to Consolidated Financial Statements for segment information.

Exelon’s corporate operations, some of which are performed through its business services subsidiary, Exelon Business Services Company, LLC (BSC), provide Exelon’s business segments with a variety of support services at cost. The costs of these services are directly charged or allocated to the applicable business segments. Additionally, the results of Exelon’s corporate operations include costs for corporate governance and interest costs and income from various investment and financing activities.

Executive Overview

Financial Results.    Exelon’s net income was $757 million for the three months ended September 30, 2009, as compared to $700 million for the three months ended September 30, 2008, and diluted earnings per average common share were $1.14 for the three months ended September 30, 2009, as compared to $1.06 for the three months ended September 30, 2008.

Exelon’s net income was $2,126 million for the nine months ended September 30, 2009, as compared to $2,030 million for the nine months ended September 30, 2008, and diluted earnings per average common share were $3.21 for the nine months ended September 30, 2009, as compared to $3.06 for the nine months ended September 30, 2008.

The increase in net income for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to the following:

•	unrealized gains in 2009 and unrealized losses in 2008 related to nuclear decommissioning trust fund investments;

•	increased electric distribution revenue at ComEd and gas distribution revenue at PECO in 2009 resulting from 2008 distribution rate case orders; and

•	decreased 2009 allowance for uncollectible accounts expense at PECO as well as the establishment of a reserve in 2008 related to Generation’s accounts receivable from Lehman Brothers Holdings, Inc.

Partially offset by:

•

lower energy gross margins at Generation due largely to unfavorable portfolio and market conditions, decreased nuclear output due to a higher number of refueling outage days in 2009 and higher nuclear fuel costs;

•	reduced load at ComEd and PECO, primarily driven by the impact of unfavorable weather conditions and current economic conditions;

•	losses associated with early debt retirements in 2009 at Generation and Exelon Corporate;

•

increased operating and maintenance expense related to increased pension and non-pension postretirement benefit costs in 2009 resulting from lower than expected asset returns in 2008 and inflation related to labor, contracting and materials expenses; and

•

increased depreciation and amortization expense due to increased scheduled competitive transition charge (CTC) amortization at PECO and increased depreciation expense across the operating companies due to ongoing capital expenditures.

The increase in net income for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to the following:

•	unrealized gains in 2009 and unrealized losses in 2008 related to nuclear decommissioning trust fund investments;

•	increased electric distribution revenue at ComEd and gas distribution revenue at PECO in 2009 resulting from 2008 distribution rate case orders; and

•	decreased 2009 allowance for uncollectible accounts expense at PECO as well as the establishment of a reserve in 2008 related to Generation’s accounts receivable from Lehman.

Partially offset by:

•	the 2009 impairment of certain of Generation’s Texas plants;

•	reduced load at ComEd and PECO, primarily driven by the impact of unfavorable weather conditions and current economic conditions;

•	net mark-to-market gains on economic hedging activities in 2008 greater than mark-to-market gains on economic hedging activities in 2009; and

•	losses associated with early debt retirements in 2009 at Generation and Exelon Corporate.

See Exelon Corporation — Results of Operations for further information regarding the changes in net income.

Economic Environment.    While financial markets have stabilized over the past six months, manufacturing has remained weak and job losses and unemployment rates have remained high. As a result, Exelon continues to be challenged by current economic conditions as the demand for electricity has been low in the ComEd and PECO service territories. In addition, lower demand and depressed electricity prices have led to lower margins for Exelon’s wholesale generation fleet. The world slowdown in economic activity has reduced demand for oil, coal and natural gas, and has led to sharply lower commodity prices. A fundamentally oversupplied natural gas market has resulted at times in prices below $3 per million British Thermal Units, price levels not seen since 2002. Changes in the supply and cost of natural gas generally affect the wholesale price of electricity, including factors such as technological advancements in extracting natural gas from unconventional sources such as shale. U.S. coal use is also down year-over-year as demand from power generation and exports remains low. Eastern coal prices are currently trading below $50 per ton after reaching more than $140 per ton last spring.

Exelon’s existing hedging policies are intended to reduce price volatility and maintain financial discipline. While Exelon’s hedging policies have helped protect Exelon’s earnings as markets have declined, prolonged depressed electricity prices would adversely impact Exelon’s and Generation’s results of operations in the future. Further discussion of commodity price risk is included in ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Given the continuing economic challenges, the Registrants have continued to assess the impact, if any, of market developments on their respective financial condition. The Registrants’ assessments have included a review of the following:

•

Liquidity.    The Registrants believe they have sufficient liquidity. The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flow from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The Registrants’ liquidity is discussed in further detail within Liquidity and Capital Resources.

•

Counterparty creditworthiness.    The Registrants are subject to credit risk that relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Over the past 12 months, the weakening of companies within the energy industry has underscored the importance of these risk management practices. As of September 30, 2009, the net exposure after credit collateral for Generation’s commodity contracts of $878 million included $877 million of exposure to investment grade companies and $1 million of exposure to non-investment grade companies. As of September 30, 2009, there was no cash collateral or letters of credit posted from suppliers to ComEd or PECO. Management continues to closely monitor the status of counterparties and will take action, as appropriate, to further manage its counterparty credit risk. Further discussion of counterparty risk is included in ITEM 3. Quantitative and Qualitative Disclosures about Market Risk and Note 8 of the Combined Notes to the Consolidated Financial Statements.

•

Value of investments.    Exelon’s employee benefit plan trusts and nuclear decommissioning trust funds have experienced lower than expected asset returns, which have affected their funded status. While the markets have improved in 2009, Exelon’s employee benefit plan trusts continue to be underfunded. During September 2009, Exelon made a discretionary pension contribution of $350 million to its largest pension plan. The contribution, combined with certain funding elections, is expected to reduce future contribution requirements. See “Cash Flow from Operating Activities” within Liquidity and Capital Resources for additional information on the impact on the value of investments on Exelon’s employee benefit plan trusts.

The value of Generation’s nuclear decommissioning trust funds impacts its ability to meet Nuclear Regulatory Commission (NRC) minimum funding levels. On July 31, 2009, Generation submitted its plan to the NRC to remediate the remaining underfunded position by April 1, 2010. Generation does not expect that any cash contributions to the funds will be required; instead, subject to the board of directors’ approval, Generation anticipates that any underfunded position will be addressed through other financial guarantee methods as allowed by NRC regulations and laid out in the plan by Generation to the NRC. See Note 12 of the Combined Notes to Consolidated Financial Statements for further discussion on the unrealized losses on the trust funds and NRC minimum funding requirements.

•

Other risks.    The Registrants regularly evaluate the carrying value of their long-lived assets for impairment, including goodwill and generating plants. During the first quarter of 2009, Generation recorded an impairment charge of $223 million related to its Texas plants. Further declines in the economic environment may impact market-related assumptions, resulting in a decrease of the estimated fair value of long-lived assets. See Notes 4 and 6 of the Combined Notes to Consolidated Financial Statements for further information on Generation’s plant impairment.

Bill collection has become more difficult as ComEd and PECO customers may have less ability to pay, or may delay payment. Management has taken steps to mitigate this risk through increased collections efforts.

The volatility in the economy may create additional risks in the upcoming months and possibly years. See PART I. ITEM 1A. Risk Factors of Exelon’s 2008 Annual Report on Form 10-K for information regarding the effects of continued uncertainty in the capital and credit markets or significant bank failures.

Outlook for the Remainder of 2009 and Beyond.    Several significant events may occur during the rest of 2009 and beyond, including the following:

New Growth Opportunities

•

On June 12, 2009, in connection with the 38-megawatt increase in output at Generation’s Quad Cities nuclear plant in Illinois, Generation announced a series of planned power uprates across its nuclear fleet that will generate between 1,300 and 1,500 megawatts of additional generation capacity within eight years. The uprate projects represent a total investment of approximately $3.5 billion, as measured in current costs. Using proven technologies, the projects take advantage of new production and measurement technologies, new materials and learning from a half-century of nuclear power operations. Uprate projects are underway at the Limerick and Peach Bottom nuclear stations in Pennsylvania and the Dresden, LaSalle and Quad Cities plants in Illinois. Those projects are expected to produce nearly a quarter of the new megawatts. The remainder of uprate megawatts will come from additional projects across Generation’s nuclear fleet beginning in 2010 and ending in 2017. At 1,500 nuclear-generated megawatts, the uprates would displace 8 million metric tons of carbon emissions annually that would otherwise come from burning fossil fuels. The uprates have an organized, strategically sequenced implementation plan. The implementation effort includes a periodic review and refinement of the project in light of changing market conditions. The amount of expenditures to implement the plan ultimately will depend on economic and policy developments, and will be made on a project-by-project basis in accordance with Exelon’s normal project evaluation standards.

•

In August 2009, ComEd and PECO filed applications with the U.S. Department of Energy (DOE) seeking matching funds of $175 million and $200 million, respectively, for Smart Meter and Smart Grid investments. The DOE has notified both companies that their applications have been forwarded for merit review, and the DOE is expected to select projects for funding later this year. No assurance can be given that ComEd or PECO will receive matching funds from the DOE. ComEd and PECO expect to recover the costs of the projects, after deducting any costs paid with DOE funds, from customers through regulated rates, which would provide for a return on investment. The new infrastructure will provide the basis for the communications network and information systems to integrate customer energy usage with utility operations, enabling two-way communication. If ComEd and PECO receive the requested matching funds from the DOE, they plan to spend up to approximately $350 million and $650 million, respectively, on Smart Meter and Smart Grid investments. If ComEd and PECO were to implement AMI and Smart Grid technologies to all customers within their respective service territories, ComEd and PECO would incur significantly more costs than the funding currently sought under the matching Federal stimulus grant program. In addition, PECO may have additional costs associated with the replacement of gas meters and the wind-down of its legacy automated meter reading system. See Note 3 of the Combined Notes to the Financial Statements for more information.

•

Exelon Transmission Company, LLC (Exelon Transmission Company), established in the third quarter of 2009, is a new venture that will seek to capitalize on the growing national market for new transmission lines. Exelon Transmission Company enters a market in which U.S. companies are projected to spend $60-$100 billion on transmission development projects by 2020. New transmission projects have the potential to reduce congestion, improve reliability, and facilitate movement of renewable energy, such as wind and solar, to population centers where it is needed most. Exelon will leverage existing members of management for the initial phases of the project. The Exelon Transmission Company portfolio will evolve over time and may include projects with both traditional, regulated profiles as well as more competitive, market-based investments. Exelon expects to provide $10 million of funding to Exelon Transmission Company in 2010 for operation and maintenance start-up costs. Additional expenditures will be determined on a project-by-project basis in accordance with Exelon’s normal project evaluation standards.

•

Generation pursues growth opportunities that are consistent with its disciplined approach to investing to maximize shareholder value, taking earnings, cash flow and financial risk into account. Generation has been exploring the development of a new nuclear plant; however, Generation has not made a decision to build a nuclear plant at this time. As a result of uncertainties in the domestic economy, the limited availability of Federal loan guarantees and related economic considerations, Generation announced on June 30, 2009, that it will seek an Early Site Permit (ESP) for its proposed new nuclear plant site rather than a construction and operating license (COL) as originally planned and filed with the NRC during 2008. The change in licensing strategy allows Generation to continue with some aspects of site evaluation and approvals while deferring a decision on construction and technology choices for up to 20 years. The ESP submittal is scheduled for late 2009 or early 2010. Additionally, Generation continues to hold options for acquiring the land and has a preliminary agreement with a local water authority, which contemplates an eventual definitive agreement for water rights for the proposed site. Among the various conditions that must be resolved before any formal decision is made to build a new nuclear plant by Generation are the granting of an ESP; significant progress to resolve questions around the short-term interim and long-term permanent storage, as well as potential future recycling, of spent nuclear fuel; broad public acceptance of a new nuclear plant; and assurances that a new plant can be financially successful, which would entail economic analysis that would incorporate assessing construction and financing costs, including the availability of sufficient financing, production and other potential tax credits, and other key economic factors. In June 2009, Exelon and Generation approved an additional $30 million of expenditures on the project, bringing total authorized spending on the project to $130 million. Amounts spent on the project to date have been expensed.

Liquidity and Cost Management

•

As noted in “Economic Environment” above, the Registrants routinely review the sufficiency of their liquidity position. In the current economic environment, uncertainty in the capital and credit markets as well as increased volatility in commodity markets may adversely affect the Registrants’ businesses, including the availability and cost of new short-term funds for liquidity requirements, their ability to meet long-term commitments, Generation’s ability to hedge effectively its generation portfolio, and the competitiveness and liquidity of energy markets. The occurrence of one or more of these events could adversely affect the Registrants’ financial condition, results of operations and cash flows (including the ability to pay dividends or fund other discretionary uses of cash such as growth projects). During the third quarter, the Registrants reduced refinancing risk of debt maturing in 2011. Exelon was able to capitalize on favorable capital markets conditions in its refinancing of the $1.2 billion of debt at Exelon and Generation scheduled to mature in 2011. In addition to reducing refinancing risk, this debt offering decreased Exelon’s average cost of debt and extended the maturities. In an additional effort to improve the Registrants’ future liability position, the Registrants made a $350 million discretionary contribution to Exelon’s largest pension plan. For further information on the unfunded status and future contributions of pension and other postretirement benefits, see “Liquidity and Capital Resources.”

•

Given the current economic environment, Exelon is subject to significant ongoing cost pressures. Exelon is committed to operating its businesses responsibly and to appropriately managing its operating and capital costs in a manner that serves its customers and produces value for its shareholders. Toward that end, Exelon has launched a company-wide initiative which combines short-term actions with long-term change. In the short-term, Exelon has realized cost savings in 2009 by cutting baseline new business spend to align with decreased demand and eliminating or deferring capacity expansion projects to align with lower load projections. Additionally, in June 2009, Exelon announced the reorganization of its senior management team coupled with job reductions to enhance operating efficiencies. Taking into account position reductions, changes to the company’s compensation program and other reductions in spending across all operating companies, these actions will result in approximately $350 million of operations and maintenance (O&M) savings for 2010 as compared to what O&M expense was projected to be absent these actions. Exelon expects approximately half of these cost savings to be sustainable. During the second quarter, Exelon recorded a pre-tax charge of approximately $40 million related to the announced job reductions. With regard to long-term changes, Exelon is rigorously analyzing cost trends over the past five years to identify cost savings opportunities and implementing more rigorous planning and performance-measurement tools that allow it to better identify areas for additional sustainable productivity improvements and cost reductions across the operating companies. Exelon is committed to an ongoing strategy to make itself more effective, efficient and innovative.

•

The Registrants’ credit facilities extend through October 2012 for Exelon, Generation and PECO and February 2011 for ComEd. These credit facilities currently provide sufficient liquidity to the Registrants. Generation is evaluating the need for additional liquidity primarily to support new collateral requirements related to hedging activities after the power purchase agreement (PPA) with PECO terminates at December 31, 2010. Additionally, upon maturity of these credit facilities, the Registrants may not be able to renew or replace these existing facilities at current terms or commitment levels from banks. Given this, the Registrants may face increased costs for liquidity needs and may be required to establish alternative liquidity sources to supply the balance of their needs beginning in 2010 for ComEd and in 2011 for Exelon, Generation, and PECO.

Regulatory Matters

•	Generation

On April 8, 2009, the NRC issued to Generation a renewed operating license for Oyster Creek Generating Station (Oyster Creek) that expires in April 2029, enabling Oyster Creek to operate for an additional 20 years beyond its original license period. See Note 3 of the Combined Notes to Consolidated Financial Statements for additional information.

•	ComEd

ComEd is subject to various Federal and state regulation, and is currently involved in various regulatory approval proceedings in which various parties can intervene by submitting arguments to the regulatory agencies. The resulting outcome of these proceedings could be material. These regulatory matters include the requirements of the Illinois Settlement Legislation, transmission and distribution rate cases, procurement proceedings, and other regulatory issues. See Notes 3 and 14 of the Combined Notes to Consolidated Financial Statements for additional matters and further detail related to these proceedings.

In July 2009, comprehensive legislation was enacted into law in Illinois which provides public utility companies the ability to bill or refund customers for the difference between the company’s annual uncollectible expense and amounts collected in rates through a rider mechanism. The legislation allows a public utility company to bill customers for under-collections of uncollectible accounts starting with 2008 and prospectively. ComEd under-collected approximately $26 million during 2008 and approximately $32 million during the nine months ended September 30, 2009. Upon approval by the ICC of ComEd’s tariff to begin collecting past due amounts, ComEd would be required to make a one-time contribution of approximately $10 million to the Supplemental Low-Income Energy Assistance Fund to assist low-income residential customers through the forgiveness of a portion of past-due amounts.

•	PECO and Generation

PECO is subject to various Federal and state regulation. PECO is preparing for the expiration of its electric generation rate caps and its PPA with Generation on December 31, 2010. PECO has been engaged in regulatory proceedings with the PAPUC to address its plan to transition to market-based electric generation rates and compliance with recently adopted Pennsylvania legislation. These regulatory proceedings include PECO’s Default Service Program (DSP Program) and Rate Mitigation Plans, Energy

Efficiency and Conservation Plan and other regulatory filings. During 2009, PECO, in accordance with the PAPUC-approved DSP Program, conducted two competitive procurements and entered into contracts with various counterparties to procure electric generation for the residential, small commercial and medium commercial procurement classes beginning in 2011. PECO will procure additional electric generation through seven more procurements of full requirements and forward purchase energy block contracts of varying lengths in accordance with the plan approved by the PAPUC.

Although these proceedings support competitive, market-based procurement during the 29-month term of the approved DSP Program, elected officials in Pennsylvania have suggested rate-increase deferrals and phase-ins, rate-cap extensions, a generation tax and contributions of value by Pennsylvania utility companies toward rate relief programs that could have a significant impact on PECO and Generation. The outcome or settlement of these matters or any other legislative actions taken could have a material effect on PECO’s and Generation’s results of operations and cash flows.

The Pennsylvania Legislature is currently considering House Bill No. 80 (HB 80), which, if enacted into law, would increase the minimum required percentage of electric energy from alternative energy resources, expand the solar purchase and sale requirements and would incorporate advanced coal combustion with limited carbon emissions as an acceptable alternative energy resource.

See Note 3 of the Combined Notes to Consolidated Financial Statements for further detail related to these matters.

Environmental Legislation

•

On June 26, 2009, the U.S. House of Representatives passed H.R. 2454. Among its various components, the legislation proposes mandatory, economy-wide greenhouse gas (GHG) reduction targets and goals that would be achieved via a Federal emissions cap-and-trade program. Regulation under a cap-and-trade program of carbon dioxide (CO2) emissions from fossil generation is expected to increase wholesale power prices because generating units would seek to recover their cost of compliance with carbon regulation. Due to its overall low-carbon generation portfolio, Exelon expects to have an advantage over fossil fuel powered generation under a cap-and-trade program. Exelon has estimated that its revenue during the first year of compliance after enactment of H.R. 2454, as currently drafted, could increase by approximately $1.1 billion, assuming $15/tonne CO2 allowance price and other assumptions, including but not limited to, merchant coal allocations. Exelon’s estimate is based on only one of several potential outcomes of the legislation and is not a forecast for the impact of any proposed or enacted legislation on its results of operations, cash flows and financial position. Exelon supported the passage of H.R. 2454 in the House of Representatives and views the legislation as balancing the need to protect consumers, business and the economy with the urgent need to reduce the emissions of GHGs in the United States. S. 1733 was introduced in the U.S. Senate in September 2009, which sets forth a cap-and-trade program and contains other provisions to regulate GHG that are similar to those contained in H.R. 2454, but does not yet provide specific details regarding the allocation of allowances. Exelon supports the passage of comprehensive climate change legislation. Any legislation passed by the Senate would need to be reconciled with H.R. 2454 and signed by President Obama before legislation would become law.

•

Exelon announced on May 6, 2005 that it had established a voluntary goal to reduce its GHG emissions by 8% from 2001 levels by the end of 2008. As of December 31, 2008, Exelon had achieved its 2008 voluntary GHG reduction goal through its planned GHG management efforts, including the previous closure of older, inefficient fossil power plants, reduced leakage of SF6, increased use of renewable energy and its current energy efficiency initiatives. On March 12, 2009, Exelon submitted its final GHG inventory documentation, including a third-party verification report, to the EPA for final agency review. On April 6, 2009, the EPA notified Exelon that it had reviewed the documents submitted and confirmed that Exelon had exceeded its voluntary goal. Based on its verified GHG emissions inventory, Exelon’s 2008 carbon dioxide-equivalent (CO2-e) emissions were 9.7 million metric tons. Compared to its 2001 baseline of 15.7 million metric tons of CO2-e emissions, Exelon achieved a reduction of nearly 6.0 million metric tons (a 38% reduction below baseline) at the end of 2008. The cost of achieving the voluntary GHG emissions reduction goal did not have a material effect on Exelon’s future competitive position, results of operations, earnings, financial position or cash flows. See Note 14 of the Combined Notes to consolidated Financial Statements for further discussion of Exelon’s voluntary greenhouse gas emission reductions.

•

The Registrants are subject to regulation regarding environmental matters, including air, water and noise emissions and solid waste disposals, by Federal, state, and local jurisdictions where the Registrants operate their facilities. These laws and regulations affect the manner in which the Registrants conduct their operations and make capital expenditures. The Registrants’ operations have in the past and may in the future require substantial expenditures in order to comply with these regulations. See Note 14 of the Combined Notes to Consolidated Financial Statements for further discussion on environmental matters, including the impacts of the Clean Air Interstate Rule, Section 316(b) of the Clean Water Act, the Clean Air Act and GHG regulation.

Competitive Markets

•

In general, since PECO entered into its PPA with Generation, market prices for energy have increased due to the rise in natural gas and other fuel prices. As a result, PECO customers’ generation rates generally have been below wholesale energy market prices in PJM, and Generation’s margins on sales in excess of PECO’s requirements generally have been higher during this time. Given its significance to Generation, the expiration of the PPA with PECO at the end of 2010 could result in significant changes in margins earned by Generation beginning in 2011. Any increase or decrease in margin as a result of entering into new power supply contracts backed by the generation capacity previously committed to PECO will depend on a number of factors, including future wholesale market prices, capacity markets, energy demand and the outcome of any Pennsylvania transition legislation.

•

Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2009 and 2010. However, Generation is exposed to relatively greater commodity price risk in the subsequent years for which a larger portion of its electricity portfolio may be unhedged. Generation currently hedges commodity risk on a ratable basis over the three years leading to the spot market. As of September 30, 2009, the percentage of expected generation hedged was 98% - 100%, 88% - 91%, and 63% - 66% for 2009, 2010 and 2011, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash-flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load. Generation has been and will continue to be proactive in using hedging strategies to mitigate this risk in subsequent years as well.

•

Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates and through long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 59% of Generation’s uranium concentrate requirements from 2009 through 2013 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. Generation uses long-term contracts and financial instruments such as over-the-counter and exchange-traded instruments to mitigate price risk associated with certain commodity price exposures.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in Exelon’s 2008 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for asset retirement obligations, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At September 30, 2009, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2008.

New Accounting Pronouncements

See Note 2 of the Combined Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Results of Operations — Exelon Corporation

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
Exelon Corporation	2009	2008		2009	2008
Operating revenues	$4,339	$5,228	$(889)	$13,202	$14,366	$(1,164)
Operating expenses
Purchased power and fuel expense	1,200	2,045	845	4,040	5,173	1,133
Operating and maintenance expense	1,020	1,110	90	3,492	3,383	(109)
Operating and maintenance expense for regulatory required programs	19	11	(8)	44	17	(27)
Depreciation and amortization	485	431	(54)	1,360	1,230	(130)
Taxes other than income	212	218	6	592	597	5

Total operating expenses	2,936	3,815	879	9,528	10,400	872

Operating income	1,403	1,413	(10)	3,674	3,966	(292)

Other income and deductions
Interest expense	(170)	(172)	2	(493)	(532)	39
Interest expense to affiliates, net	(18)	(31)	13	(62)	(106)	44
Equity in losses of unconsolidated affiliates and investments	(8)	(6)	(2)	(21)	(19)	(2)
Other, net	148	(158)	306	367	(256)	623

Total other income and deductions	(48)	(367)	319	(209)	(913)	704

Income from continuing operations before income taxes	1,355	1,046	309	3,465	3,053	412
Income taxes	598	346	(252)	1,339	1,022	(317)

Income from continuing operations	757	700	57	2,126	2,031	95
Loss from discontinued operations, net of income taxes	—	—	—	—	(1)	1

Net income	$757	$700	$57	$2,126	$2,030	$96

Diluted earnings per share	$1.14	$1.06	$0.08	$3.21	$3.06	$0.15

Net Income

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Exelon’s net income for the three months ended September 30, 2009 increased primarily due to unrealized gains in 2009 and unrealized losses in 2008 related to nuclear decommissioning trust (NDT) fund investments, increased distribution revenue at ComEd resulting from its September 2008 distribution rate case order, increased gas distribution rates at PECO effective January 1, 2009, lower costs associated with the 2007 Illinois electric rate settlement agreement, Exelon’s ongoing cost savings initiative, decreased 2009 allowance for uncollectible accounts expense at PECO as well as the establishment of a reserve in 2008 related to Generation’s accounts receivable from Lehman Brothers Holdings, Inc. (Lehman), the impact of decreased storm costs in 2009 in the ComEd and PECO service territories and the impact at ComEd of discrete disallowances, net of allowed regulatory assets, mandated by the September 2008 Illinois Commerce Commission (ICC) rate order. These increases to net income were partially offset by lower energy gross margins at Generation largely due to unfavorable portfolio and market conditions, the impact of unfavorable 2009 weather conditions in the ComEd and PECO service territories, reduced load at ComEd and PECO, increased pension and non-pension postretirement benefit costs in 2009 resulting from lower than expected asset returns in 2008, inflation related to labor, contracting and materials expenses, losses associated with 2009 early debt retirements at Generation and Exelon Corporate, the reversal of previously recorded benefits associated with an Illinois Supreme Court decision granting Illinois Investment Tax Credits to Exelon, increased amortization expense due to scheduled CTC amortization expense at PECO, increased depreciation expense across the operating companies due to ongoing capital expenditures and increased expenses at Generation related to a higher number of planned nuclear refueling outages.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Exelon’s net income for the nine months ended September 30, 2009 increased primarily due to unrealized gains in 2009 and unrealized losses in 2008 related to NDT fund investments, increased nuclear output as a result of fewer refueling outage days in 2009, favorable portfolio and market conditions, increased distribution revenue at ComEd resulting from its September 2008 distribution rate case order, lower costs associated with the 2007 Illinois electric rate settlement agreement, increased gas distribution rates at PECO effective January 1, 2009, the impact of decreased storm costs in 2009 in the ComEd and PECO service territories, decreased 2009 allowance for uncollectible accounts expense at PECO, Exelon’s ongoing cost savings initiative, decreased interest expense, increased interest income associated with the remeasurement of uncertain income tax positions, the benefit from a reassessment of state deferred income taxes and the impact at ComEd of discrete disallowances, net of allowed regulatory assets, mandated by the September 2008 Illinois Commerce Commission (ICC) rate order. These increases to net income were partially offset by the impacts of mark-to-market gains in 2008 on economic hedging activities greater than mark-to-market gains on economic hedging activities in 2009, revenue in 2008 from certain long options in Generation’s proprietary trading portfolio, the impact of gains related to the settlement of uranium supply agreements in 2008, reduced load at ComEd and PECO, the impact of unfavorable 2009 weather conditions in the ComEd and PECO service territories, increased nuclear fuel costs at Generation, the 2009 impairment of certain of Generation’s Texas plants, increased pension and non-pension postretirement benefit costs in 2009 resulting from lower than expected asset returns in 2008, inflation related to labor, contracting and materials expenses, costs incurred in 2009 for employee severance, losses associated with 2009 early debt retirements at Generation and Exelon Corporate and increased depreciation and amortization expense due to scheduled CTC amortization expense at PECO and increased depreciation expense across the operating companies due to ongoing capital expenditures.

Operating Revenues

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Operating revenues decreased due to unfavorable portfolio and market conditions, the impact of unfavorable 2009 weather conditions in the ComEd and PECO service territories and reduced load at ComEd and PECO. These decreases to operating revenues were partially offset by increased distribution revenue at ComEd resulting from its September 2008 distribution rate case order, increased gas distribution rates at PECO effective

January 1, 2009 and lower costs associated with the 2007 Illinois electric rate settlement agreement. See further analysis and discussion of operating revenues by segment below.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Operating revenues decreased due to the favorable impact in 2008 of revenue from certain long options in Generation’s proprietary trading portfolio, reduced load at ComEd and PECO and the impact of unfavorable 2009 weather conditions in the ComEd and PECO service territories. These decreases to operating revenues were partially offset by increased distribution revenue at ComEd resulting from its September 2008 distribution rate case order, lower costs associated with the 2007 Illinois electric rate settlement agreement, the impact of lower PECO electric distribution rates in 2008 due to the refund of the PURTA settlement to customers, increased gas distribution rates at PECO effective January 1, 2009, increased nuclear output as a result of fewer refueling outage days in 2009 and favorable portfolio and market conditions. See further analysis and discussion of operating revenues by segment below.

Purchased Power and Fuel Expense

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Purchased power and fuel expense decreased due to reduced load at ComEd and PECO, unfavorable 2009 weather conditions in the ComEd and PECO service territories and lower realized natural gas prices at PECO, partially offset by increased nuclear fuel costs at Generation and unfavorable portfolio and market conditions. See further analysis and discussion of purchased power and fuel expense by segment below.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Purchased power and fuel expense decreased due to favorable portfolio and market conditions and reduced load at ComEd and PECO, partially offset by the impacts of mark-to-market gains on economic hedging activities in 2008 greater than mark-to-market gains in 2009 on economic hedging activities, increased nuclear fuel costs at Generation and the impact of the gains related to the settlement of uranium supply agreements in 2008. See further analysis and discussion of purchased power and fuel expense by segment below.

Operating and Maintenance Expense

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Operating and maintenance expense decreased primarily due to Exelon’s ongoing cost savings initiative, a larger decrease in 2009 in Generation’s estimated decommissioning liability than in 2008, decreased allowance for uncollectible accounts expense at PECO due to the impact of improved accounts receivable aging as a result of enhancements to its credit processes and increased termination and collection activities in late 2008 and continuing through 2009 as well as the establishment in 2008 of a reserve related to Generation’s accounts receivable from Lehman, discrete disallowances in 2008, net of allowed regulatory assets, mandated by the September 2008 ICC order in ComEd’s 2007 delivery service rate case and the impact of decreased storm costs in 2009 in the ComEd and PECO service territories, partially offset by increased pension and non-pension postretirement benefit costs in 2009 resulting from lower than expected asset returns in 2008, inflation related to labor, contracting and materials expenses and increased expenses related to a higher numbers of planned nuclear refueling outages. See further discussion of operating and maintenance expenses by segment below.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Operating and maintenance expense increased primarily due to the 2009 impairment of certain of Generation’s Texas plants, increased pension and non-pension postretirement benefit costs in 2009 resulting from lower than expected asset returns in 2008, inflation related to labor, contracting and materials expenses, costs incurred in 2009 for employee severance and external costs in 2009 associated with Exelon’s proposed acquisition of NRG which was terminated in July 2009, partially offset by Exelon’s ongoing cost savings initiative, decreased allowance for uncollectible accounts expense at PECO due to the impact of improved accounts receivable aging as a result of enhancements to its credit processes and increased termination and collection activities in late 2008 and continuing through 2009 as well as the establishment in 2008 of a reserve related to Generation’s accounts receivable from Lehman, the impact of decreased storm costs in 2009 in the ComEd and PECO service territories, decreased expenses related to a lower number of planned nuclear refueling outages, lower planned outage costs at Generation’s non-nuclear generating plants, a larger decrease in 2009 in Generation’s decommissioning liability than in 2008 and discrete disallowances in 2008, net of allowed regulatory assets, mandated by the September 2008 ICC order in ComEd’s 2007 delivery service rate case. See further discussion of operating and maintenance expenses by segment below.

Depreciation and Amortization Expense

Three Months and Nine Months Ended September 30, 2009 Compared to Three Months and Nine Months Ended September 30, 2008.    Depreciation and amortization expense increased primarily due to increased scheduled CTC amortization expense at PECO and increased depreciation expense across the operating companies due to ongoing capital expenditures.

Taxes Other Than Income

Three Months and Nine Months Ended September 30, 2009 Compared to Three Months and Nine Months Ended September 30, 2008.    Taxes other than income decreased primarily due to a decrease in gross receipts tax expense at PECO due to a rate reduction and a decrease in real estate taxes, partially offset by a decrease in the regulatory liability amortization related to the 2007 PURTA settlement that became fully amortized in January 2009.

Interest Expense

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Interest expense decreased primarily due to a lower principal balance on PECO’s outstanding debt due to PECO Energy Transition Trust (PETT).

During the three months ended September 30, 2009 and 2008, Exelon’s total interest incurred was $203 million and $212 million, respectively, including capitalized interest of $15 million and $9 million, respectively.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Interest expense decreased primarily due to a lower principal balance on PECO’s outstanding debt due to PETT, lower interest rates on Generation’s spent nuclear fuel obligation and lower interest expense on commercial paper.

During the nine months ended September 30, 2009 and 2008, Exelon’s total interest incurred was $596 million and $663 million, respectively, including capitalized interest of $41 million and $25 million, respectively.

Other, Net

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    The increase in other, net primarily reflects $153 million of unrealized gains in 2009 and $105 million of unrealized losses in 2008 related to NDT fund investments primarily related to Generation’s former AmerGen units, partially offset by losses associated with 2009 early debt retirements at Generation and Exelon Corporate and the reversal of benefits recorded in the first quarter of 2009 associated with an Illinois Supreme Court decision granting Illinois Investment Tax Credits to Exelon.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The increase in other, net primarily reflects $204 million of unrealized gains in 2009 and $204 million of unrealized losses in 2008 related to NDT fund investments primarily related to Generation’s former AmerGen units and increased interest income associated with the 2009 remeasurement of uncertain income tax positions, specifically related to the 1999 sale of fossil generating assets, partially offset by losses associated with 2009 early debt retirements at Generation and Exelon Corporate.

Effective Income Tax Rate

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Exelon’s effective income tax rate from continuing operations for the three months ended September 30, 2009 was 44.1%, as compared to 33.1% for the three months ended September 30, 2008. The increase was primarily attributable to gains in 2009 compared to losses in 2008 generated in Generation’s NDT funds that are taxed at a higher statutory rate than Generation’s remaining income from operations, and to a lesser extent, a decrease in Generation’s domestic production activities deduction and higher state income tax expenses driven by the charge to third quarter 2009 results of operations to reverse the income previously recognized in the first quarter of 2009 on the Illinois Investment Tax Credits.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Exelon’s effective income tax rate from continuing operations for the nine months ended September 30, 2009 was 38.6%, as compared to 33.5% for the nine months ended September 30, 2008. The increase was primarily attributable to gains in 2009 compared to losses in 2008 generated in Generation’s NDT funds that are taxed at a higher statutory rate than Generation’s remaining income from operations and, to a lesser extent, a decrease in Generation’s domestic production activities deduction. The increase was partially offset by a reduction in state income tax expenses related to a deferred state tax rate change. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information.

Results of Operations by Business Segment

The comparisons of operating results and other statistical information for the three and nine months ended September 30, 2009 compared to the same period in 2008 set forth below include intercompany transactions, which are eliminated in Exelon’s consolidated financial statements.

Income (Loss) from Continuing Operations by Business Segment

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2009	2008		2009	2008
Generation	$657	$635	$22	$1,697	$1,726	$(29)
ComEd	46	33	13	275	110	165
PECO	92	90	2	275	246	29
Other (a)	(38)	(58)	20	(121)	(51)	(70)

Total	$757	$700	$57	$2,126	$2,031	$95

Net Income (Loss) by Business Segment

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2009	2008		2009	2008
Generation	$657	$635	$22	$1,697	$1,725	$(28)
ComEd	46	33	13	275	110	165
PECO	92	90	2	275	246	29
Other(a)	(38)	(58)	20	(121)	(51)	(70)

Total	$757	$700	$57	$2,126	$2,030	$96

(a)

Other primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investment activities, including investments in synthetic fuel-producing facilities.

Results of Operations — Generation

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2009	2008		2009	2008
Operating revenues	$2,445	$3,073	$(628)	$7,424	$8,311	$(887)
Operating expenses
Purchased power and fuel	682	1,197	515	2,257	2,915	658
Operating and maintenance	592	625	33	2,210	2,023	(187)
Depreciation and amortization	74	58	(16)	223	202	(21)
Taxes other than income	51	53	2	150	153	3

Total operating expenses	1,399	1,933	534	4,840	5,293	453

Operating income	1,046	1,140	(94)	2,584	3,018	(434)

Other income and deductions
Interest expense	(24)	(34)	10	(77)	(108)	31
Equity in losses of investments	(1)	—	(1)	(2)	(1)	(1)
Other, net	192	(164)	356	325	(292)	617

Total other income and deductions	167	(198)	365	246	(401)	647

Income from continuing operations before income taxes	1,213	942	271	2,830	2,617	213
Income taxes	556	307	(249)	1,133	891	(242)

Income from continuing operations	657	635	22	1,697	1,726	(29)
Income from discontinued operations, net of income taxes	—	—	—	—	(1)	1

Net income	$657	$635	$22	$1,697	$1,725	$(28)

Net Income

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Generation’s net income for the three months ended September 30, 2009 increased compared to the same period in 2008 primarily due to unrealized gains in 2009 and unrealized losses in 2008 related to NDT funds and lower operating and maintenance expenses, partially offset by lower operating revenues, net of purchased power and fuel expense. Lower operating and maintenance expenses primarily reflect recognition of higher income related to asset retirement obligation reductions in 2009 compared to 2008, lower salary, benefit, contractor and materials costs and the 2008 establishment of a reserve related to Generation’s receivables from Lehman, offset by an increase in refueling outage costs and increased pension and non-pension postretirement benefit expense. Lower operating revenues, net of purchased power and fuel expense, were largely due to unfavorable portfolio and market conditions, decreased nuclear output as a result of more refueling outage days in 2009, higher nuclear fuel costs in 2009 and higher mark-to-market gains in 2008 compared to 2009 on economic hedging activities, partially offset by lower costs in 2009 associated with the 2007 Illinois electric rate settlement agreement.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Generation’s net income for the nine months ended September 30, 2009 decreased compared to the same period in 2008 primarily due to lower operating revenues, net of purchased power and fuel expense, the impairment of certain generating assets in 2009 and higher operating and maintenance expenses, partially offset by unrealized gains in 2009 and unrealized losses in 2008 related to NDT funds. Lower operating revenues, net of purchased power and fuel expense, were largely due to the impact of higher mark-to-market gains on economic hedging activities in 2008 compared to 2009, revenue from certain long options in Generation’s proprietary trading portfolio in 2008, gains related to the settlement of uranium supply agreements in 2008 and increased nuclear fuel costs; partially offset by favorable portfolio and market conditions, increased nuclear output as a result of fewer refueling outage days in 2009 and lower costs in 2009 associated with the 2007 Illinois electric rate settlement agreement. Lower operating and maintenance expenses primarily reflect recognition of higher income related to asset retirement obligation reductions in 2009 compared to 2008, the 2008 establishment of a reserve related to Generation’s receivables from Lehman and a decrease in refueling outage costs, offset by increased pension and non-pension postretirement benefit expense.

Operating Revenues

For the three months ended September 30, 2009 and 2008, Generation’s sales were as follows:

	Three Months Ended September 30,		Variance	% Change
Revenue	2009	2008
Electric sales to affiliates	$911	$1,014	$(103)	(10.2)%
Wholesale and retail electric sales	1,497	1,989	(492)	(24.7)%

Total electric sales revenue	2,408	3,003	(595)	(19.8)%
Retail gas sales	32	85	(53)	(62.4)%
Trading portfolio	(2)	2	(4)	n.m.
Other revenue(a)	7	(17)	24	141.2%

Total operating revenue	$2,445	$3,073	$(628)	(20.4)%

(a)	Includes amounts incurred for the Illinois Settlement, revenues relating to net fossil fuel sales and decommissioning revenue from PECO during 2009 and 2008.
n.m. Not meaningful.

For the nine months ended September 30, 2009 and 2008, Generation’s sales were as follows:

	Nine Months Ended September 30,		Variance	% Change
Revenue	2009	2008
Electric sales to affiliates	$2,687	$2,727	$(40)	(1.5)%
Wholesale and retail electric sales	4,547	5,215	(668)	(12.8)%

Total electric sales revenue	7,234	7,942	(708)	(8.9)%
Retail gas sales	219	388	(169)	(43.6)%
Trading portfolio	1	105	(104)	n.m.
Other revenue(a)	(30)	(124)	94	75.8%

Total operating revenue	$7,424	$8,311	$(887)	(10.7)%

(a)	Includes amounts incurred for the Illinois Settlement, revenues relating to net fossil fuel sales and decommissioning revenue from PECO during 2009 and 2008.
n.m. Not meaningful.

	Three Months Ended September 30,		Variance	% Change
Sales (in gigawatt hours (GWhs)	2009	2008
Electric sales to affiliates	14,845	17,962	(3,117)	(17.4)%
Wholesale and retail electric sales	30,197	29,935	262	0.9%

Total electric sales	45,042	47,897	(2,855)	(6.0)%

Trading volumes of 1,645 GWhs and 3,092 GWhs for the three months ended September 30, 2009 and 2008, respectively, are not included in the table above.

	Nine Months Ended September 30,		Variance	% Change
Sales (in gigawatt hours (GWhs)	2009	2008
Electric sales to affiliates	45,204	49,145	(3,941)	(8.0)%
Wholesale and retail electric sales	87,034	83,880	3,154	3.8%

Total electric sales	132,238	133,025	(787)	(0.6)%

Trading volumes of 5,979 GWhs and 6,738 GWhs for the nine months ended September 30, 2009 and 2008, respectively, are not included in the table above.

Electric sales to affiliates

The changes in Generation’s electric sales to affiliates for the three and nine months ended September 30, 2009 compared to September 30, 2008 consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
Electric sales to affiliates	Price	Volume	Increase (Decrease)	Price	Volume	Increase (Decrease)
ComEd	$97	$(161)	$(64)	$205	$(191)	$14
PECO	(11)	(28)	(39)	(8)	(46)	(54)

Total	$86	$(189)	$(103)	$197	$(237)	$(40)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    The $119 million of the price variance in the ComEd territories was related to settlements from the ComEd swap, $104 million of income in 2009 compared to $15 million of expense in 2008. This increase is partially offset by decreased prices realized on deliveries to ComEd under the RFP. The volume decrease in the ComEd territories was due primarily to the expiration of certain tranches served under the auction contract, effective May 31, 2009, in addition to unfavorable weather conditions, partially offset by deliveries to ComEd under the RFP, which started in September 2008. In the PECO territories, the decrease in price reflects an unfavorable change in the mix of average pricing related to PECO’s PPA with Generation. The volume decrease in the PECO territories was primarily due to unfavorable weather conditions.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The $226 million of the price variance in the ComEd territories was related to settlements from the ComEd swap, $204 million of income in 2009 compared to $22 million of expense in 2008. This increase is partially offset by decreased prices realized on deliveries to ComEd under the RFP. The volume decrease in the ComEd territories was due primarily to the expiration of certain tranches served under the auction contract, effective May 31, 2009, in addition to unfavorable weather conditions, partially offset by deliveries to ComEd under the RFP, which started in September 2008. The volume decrease in the PECO territories was primarily due to unfavorable weather conditions.

Wholesale and retail electric sales

The changes in Generation’s wholesale and retail electric sales for the three and nine months ended September 30, 2009, compared to the same periods in 2008, consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	Increase (Decrease)	Increase (Decrease)
Price	$(505)	$(861)
Volume	13	193

Decrease in wholesale and retail electric sales	$(492)	$(668)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    The decrease was primarily the result of an overall decrease in market prices, partially mitigated by higher volumes of generation sold to the market as a result of a decrease in affiliate load served.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The decrease was primarily the result of an overall decrease in market prices, partially mitigated by higher volumes of generation sold to the wholesale market as a result of a decrease in affiliate load served and increased nuclear generation as a result of a decrease in refueling and non-refueling outage days.

Retail gas sales

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Retail gas sales decreased $53 million for the three months ended September 30, 2009, as compared to the same period in 2008, of which $45 million was due to lower realized prices and $8 million was due to lower volumes as a result of a decrease in demand.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Retail gas sales decreased $169 million for the nine months ended September 30, 2009, as compared to the same period in 2008, of which $98 million was due to lower realized prices and $71 million was due to lower volumes as a result of a decrease in demand.

Trading Portfolio

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The nine months ended September 30, 2008 include revenue recorded in 2008 from certain long options in the proprietary trading portfolio.

Other revenue

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008.    The increase in other revenues for the three and nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to lower costs incurred in conjunction with the Illinois Settlement.

Purchased Power and Fuel Expense

Generation’s supply sources for the three months ended September 30, 2009 and 2009 are summarized below:

	Three Months Ended September 30,		Variance	% Change
Supply Source (in GWhs)	2009	2008
Nuclear generation(a)	35,684	36,451	(767)	(2.1)%
Purchases — non-trading portfolio	6,669	8,761	(2,092)	(23.9)%
Fossil and hydroelectric generation	2,689	2,685	4	0.1%

Total supply	45,042	47,897	(2,855)	(6.0)%

(a)	Includes Generation’s proportionate share of the output of its nuclear generating plants, including Salem Generating Station (Salem), which is operated by PSEG Nuclear, LLC.

Generation’s supply sources for the nine months ended September 30, 2009 and 2008 are summarized below:

	Nine Months Ended September 30,		Variance	% Change
Supply Source (in GWhs)	2009	2008
Nuclear generation(a)	106,061	104,454	1,607	1.5%
Purchases — non-trading portfolio	18,022	20,164	(2,142)	(10.6)%
Fossil and hydroelectric generation	8,155	8,407	(252)	(3.0)%

Total supply	132,238	133,025	(787)	(0.6)%

(a)	Includes Generation’s proportionate share of the output of its nuclear generating plants, including Salem, which is operated by PSEG Nuclear, LLC.

The following table presents changes in Generation’s purchased power and fuel expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008. Generation considers the aggregation of purchased power and fuel expense as a useful measure to analyze the profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with accounting principles generally accepted in the United States of America (GAAP). However, the aggregation of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Price	Volume	Increase (Decrease)	Price	Volume	Increase (Decrease)
Purchased power and tolling agreement costs	$(282)	$(233)	$(515)	$(643)	$(231)	$(874)
Generation costs	31	(6)	25	222	5	227
Retail fuel costs	(48)	(9)	(57)	(105)	(66)	(171)
Mark-to-market	n.m.	n.m.	32	n.m.	n.m.	160

Increase (Decrease) in purchased power and fuel expense			$(515)			$(658)

n.m. Not meaningful

Purchased Power and Tolling Agreement Costs

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008.    Purchased power costs include all costs associated with the procurement of electricity including capacity, energy and fuel costs associated with tolling agreements. Generation realized overall lower prices for purchased power as a result of a decline in market prices. Generation’s decreased purchased power volumes were driven primarily by market conditions that resulted in decreased purchases from contracted units.

Generation Costs

Generation costs include fuel costs for internally-generated energy.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.     Generation experienced overall higher generation costs primarily as a result of an increase in the cost of nuclear fuel and unfavorable hedging activity for fossil fuels.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Generation experienced overall higher generation costs primarily as a result of an increase in the cost of nuclear fuel and unfavorable hedging activity for fossil fuels. The increase in volumes was primarily due to an increase in nuclear output. Additionally, in 2008, Generation recorded gains of approximately $53 million related to non-performance claims for uranium supply agreements.

Retail Fuel Costs

Retail fuel costs include retail gas purchases.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    The changes in Generation’s retail fuel costs consisted of overall lower prices resulting in a decrease of $48 million. This decrease was in addition to lower demand resulting in a volume decrease of $9 million.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The changes in Generation’s retail fuel costs consisted of overall lower prices resulting in a decrease of $105 million. This decrease was in addition to lower demand resulting in a volume decrease of $66 million.

Mark-to-market

Generation is exposed to market risks associated with changes in commodity prices, and enters into economic hedges to mitigate exposure to these fluctuations.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.     Mark-to-market gains on power hedging activities were $89 million for the three months ended September 30, 2009, including the impact of the changes in ineffectiveness, compared to gains of $356 million for the same period in 2008. Mark-to-market gains on fuel hedging activities were $37 million for the three months ended September 30, 2009 compared to losses of $198 million for the same period in 2008. See Notes 6 and 8 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.     Mark-to-market gains on power hedging activities were $129 million for the nine months ended September 30, 2009, including the impact of the changes in ineffectiveness, compared to gains of $210 million for the same period in 2008. Mark-to-market gains on fuel hedging activities were $9 million for the nine months ended September 30, 2009 compared to gains of $88 million for the same period in 2008. See Notes 6 and 8 of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

The following tables present average electric revenues, supply costs and margins per megawatt hours (MWh) of electricity sold during the three and nine months ended September 30, 2009, as compared with the same periods in 2008. As set forth in the table, average electric margins are defined as average electric revenues less average electric supply costs. Generation considers average electric margins useful measures to analyze the change in profitability of electric operations between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these margins are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information Generation provides elsewhere in this report.

	Three Months Ended September 30,		% Change
($/MWh)	2009	2008
Average electric revenue
Electric sales to affiliates(a)	$54.54	$57.21	(4.67)%
Wholesale and retail electric sales(a)	52.99	65.98	(19.69)%
Total — excluding the trading portfolio	53.48	62.70	(14.70)%
Average electric supply cost(b) — excluding the proprietary trading portfolio	17.16	26.16	(34.40)%
Average margin — excluding the proprietary trading portfolio	36.32	36.54	(0.60)%

(a)

For the three months ended September 30, 2009 and September 30, 2008, $104 million of pre-tax revenue and $15 million of a pre-tax reduction in revenue, respectively, from settlements related to the ComEd swap have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales. In addition, for the three months ended September 30, 2009, $7 million of renewable energy credits (RECs) sales to affiliates and $11 million (397 GWhs) of pre-tax revenue from sales to ComEd under the RFP have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales.

(b)

Average electric supply cost includes purchased power and fuel costs associated with electric sales, excluding the impact of mark-to-market hedging activities. Average electric supply cost does not include fuel costs associated with retail gas sales and other fuel sales for all periods presented.

($/MWh)	Nine Months Ended September 30,		% Change
	2009	2008
Average electric revenue
Electric sales to affiliates(a)	$54.69	$55.91	(2.18)%
Wholesale and retail electric sale(a)	54.74	61.93	(11.61)%
Total — excluding the trading portfolio	54.70	59.70	(8.38)%
Average electric supply cost(b) — excluding the proprietary trading portfolio	16.58	21.16	(21.64)%
Average margin — excluding the proprietary trading portfolio	38.12	38.54	(1.09)%

(a)

For the nine months ended September 30, 2009 and September 30, 2008, $204 million of pre-tax revenue and $22 million of a pre-tax reduction in revenue, respectively, from settlements related to the ComEd swap have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales. In addition, for the nine months ended September 30, 2009, $16 million of REC sales to affiliates and $76 million (1,504 GWhs) of pre-tax revenue from sales to ComEd under the RFP have been excluded from Electric sales to affiliates and included in Wholesale and retail electric sales.

(b)

Average electric supply cost includes purchased power and fuel costs associated with electric sales excluding the impact of mark-to-market hedging activities. Average electric supply cost does not include fuel costs associated with retail gas sales and other fuel sales for all periods presented.

The following table presents nuclear fleet operating data for the three and nine months ended September 30, 2009, as compared with the same periods in 2008, for the Exelon-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one (1) MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs to be useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Nuclear fleet capacity factor(a)	94.7%	97.2%	94.9%	94.0%
Nuclear fleet production cost per MWh(a)	$15.38	$14.20	$15.63	$15.60	(b)

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC.
(b)	Excludes $53 million for the reduction in fuel expense related to uranium supply agreement non-performance settlements.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    The nuclear fleet capacity factor decreased primarily due to more refueling and non-refueling outage days during the three months ended September 30, 2009 compared to the same period in 2008. For the three months ended September 30, 2009 and 2008, refueling outage days totaled 36 and 17, respectively, while non-refueling outage days totaled 21 and 8, respectively. A lower number of net MWhs generated and higher operating and maintenance costs associated with the higher number of outage days resulted in a higher production cost per MWh for the three months ended September 30, 2009 as compared to the same period in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The nuclear fleet capacity factor increased primarily due to fewer refueling outage days, partially offset by higher non-refueling outage days during the nine months ended September 30, 2009 compared to the same period in 2008. For the nine months ended September 30, 2009 and 2008, refueling outage days totaled 127 and 161, respectively, while non-refueling outage days totaled 55 and 37, respectively. Higher nuclear fuel costs partially offset by a higher number of net MWhs generated and lower operating and maintenance costs associated with the lower number of outage days resulted in a lower production cost per MWh for the nine months ended September 30, 2009 as compared to the same period in 2008.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three and nine months ended September 30, 2009 compared to the same period in 2008, consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	Increase (Decrease)	Increase (Decrease)

Impairment of certain generating assets	$—	$223
Asset retirement obligation reduction	(27)	(27)
Labor, other benefits, contracting and materials	(26)	(8)
Accounts receivable reserve	(22)	(22)
New nuclear plant development costs	(8)	(14)
Severance charges	(4)	11
Nuclear refueling outage costs, including the co-owned Salem plant	26	(41)
Pension and non-pension postretirement benefits expense	23	66
Other	5	(1)

Increase (decrease) in operating and maintenance expense	$(33)	$187

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    The decrease in operating and maintenance expense consisted of the following:

•

Decrease in asset retirement obligation (ARO) reductions primarily resulted from recognition of income of $47 million in 2009, compared to the recognition of income of $19 million in 2008, representing reductions in the asset retirement obligation in excess of the asset retirement cost balances for the unregulated units (the AmerGen units and the unregulated portions of the Peach Bottom units).

•	Decrease in labor, other benefits, contracting and materials primarily reflects Exelon’s ongoing cost savings initiative, partially offset by inflation.

•

Decrease in allowance for uncollectible account expense is the result of a reserve recorded in 2008 for Generation’s direct net exposure to Lehman. See Liquidity and Capital Resources — Market Conditions of Exelon’s 2008 Annual Report on Form 10-K for additional information.

•	Decrease in new nuclear plant development costs reflects a reduction in costs associated with the possible construction of a nuclear power plant in Texas.

•	Decrease in severance charges is reflective of Exelon’s announcement in June 2009 of a reorganization of its senior management team coupled with job reductions.

•	Increase in nuclear refueling outage costs was primarily associated with a higher number of planned refueling outage days during 2009 as compared to 2008.

•	Increase in pension and non-pension postretirement benefits expense is primarily due to lower than expected asset returns in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The increase in operating and maintenance expense consisted of the following:

•	Increase in the impairment of certain generating assets is described in Notes 4 and 6 of the Combined Notes to Consolidated Financial Statements.

•	Increase in pension and non-pension postretirement benefits expense is primarily due to lower than expected asset returns in 2008.

•	Increase in severance charges is reflective of Exelon’s announcement in September 2009 of a reorganization of its senior management team coupled with job reductions.

•

Decrease in ARO reductions primarily resulted from recognition of income of $47 million in 2009, compared to the recognition of income of $19 million in 2008, representing reductions in the asset retirement obligation in excess of the asset retirement cost balances for the unregulated units.

•	Decrease in nuclear refueling outage costs was primarily associated with a lower number of planned refueling outage days during 2009 as compared to 2008.

•

Decrease in uncollectible account expense is the result of a reserve recorded in 2008 for Generation’s direct net exposure to Lehman. See Liquidity and Capital Resources — Market Conditions of Exelon’s 2008 Annual Report on Form 10-K for additional information.

•	Decrease in new nuclear plant development costs reflects a reduction in costs associated with the possible construction of a nuclear power plant in Texas.

•

Decrease in labor, other benefits, contracting and materials primarily reflects Exelon’s ongoing cost savings initiative and lower planned outage costs at Generation’s non-nuclear generating plants, partially offset by inflation.

Depreciation and Amortization

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    The increase in depreciation and amortization expense was primarily a result of a change in the estimated useful life of a fossil-fired power plant in the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The increase in depreciation and amortization expense was primarily a result of a change in the estimated useful life of a fossil-fired power plant in the third quarter of 2008 and higher plant balances due to capital additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages), partially offset by the reassessment of the useful lives of several fossil facilities in 2008 and reduced depreciation associated with the generating assets that were impaired in 2009.

Taxes Other Than Income

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008.    The decrease in taxes other than income was primarily due to decreased payroll taxes and property taxes.

Interest Expense

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008.    The decrease in interest expense reflected lower interest on spent nuclear fuel obligations as a result of lower rates. Interest on the spent nuclear fuel obligation accrues at the 13-week Treasury Rate and is recalculated on a quarterly basis. See Note 13 of Exelon and Generation’s 2008 Annual Report on Form 10-K for further information. The decrease in interest expense also reflects lower interest expense on long-term variable rate debt and commercial paper.

Other, Net

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    The increase in other, net primarily reflects $153 million of unrealized gains in 2009 and $105 million of unrealized losses in 2008 related to NDT funds of the Unregulated Units and the contractual elimination of income taxes associated with the decommissioning trust funds of the Regulated Units. Regulated Units are subject to regulatory accounting, including the elimination of net realized income, net unrealized losses and related income taxes, whereas the unregulated units are not so subject. See Notes 6 and 12 of the Combined Notes to Consolidated Financial Statements for additional information regarding the accounting for nuclear decommissioning. This increase is partially offset by costs related to long-term debt extinguished in September 2009 further described in Note 7 of the Combined Notes to Consolidated Financial Statements.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    The increase in other, net primarily reflects $204 million of unrealized gains in 2009 and $204 million of unrealized losses in 2008 related to NDT funds of the Unregulated Units, the contractual elimination of income taxes associated with the decommissioning trust funds of the Regulated Units and realized losses on the trust funds of the Unregulated Units due to the execution of tax planning strategy in 2008, partially offset by income in 2008 related to the termination of a gas supply guarantee and costs related to long-term debt extinguished early in September 2009 further described in Note 7 of the Combined Notes to Consolidated Financial Statements.

The following table provides unrealized and realized losses on the decommissioning trust funds of the Unregulated Units recognized in other, net for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net unrealized gains (losses) on decommissioning trust funds	$153	$(105)	$204	$(204)
Net realized losses on sale of decommissioning trust funds	$(14)	$(7)	$(21)	$(33)

Effective Income Tax Rate

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008.    Generation’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2009 was 45.8% and 40.0%, as compared to 32.6% and 34.1% for the three and nine months ended September 30, 2008. The increase in Generation’s effective tax rate for the three and nine months ended September 30, 2009 was primarily attributable to gains in 2009 compared to losses in 2008 generated in the NDT funds that are taxed at a higher statutory rate than Generation’s remaining income from operations and, to a lesser extent, a decrease in Generation’s domestic production activities deduction. The domestic production activities deduction moves inversely with changes in Generation’s taxable income, which decreased primarily as a result of additional deductions for accelerated depreciation and a change in Generation’s tax method of accounting for repair costs. The increase for the nine months ended September 30, 2009 was partially offset by a change in deferred state income taxes. The effective income tax rate for the three months ended September 30, 2009 was further increased by higher state income tax expenses driven by the charge to third quarter 2009 results of operations to reverse the income previously recognized in the first quarter of 2009 on the Illinois investment tax credits.

Results of Operations — ComEd

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2009	2008		2009	2008
Operating revenues	$1,475	$1,729	$(254)	$4,417	$4,594	$(177)
Purchased power expense	776	1,068	292	2,373	2,729	356

Revenue net of purchased power expense	699	661	38	2,044	1,865	179

Other operating expenses
Operating and maintenance	273	306	33	796	828	32
Operating and maintenance for regulatory required programs	19	11	(8)	44	17	(27)
Depreciation and amortization	125	119	(6)	371	343	(28)
Taxes other than income	79	87	8	215	227	12

Total other operating expenses	496	523	27	1,426	1,415	(11)

Operating income	203	138	65	618	450	168

Other income and deductions
Interest expense, net	(82)	(87)	5	(241)	(279)	38
Equity in losses of unconsolidated affiliates	—	(2)	2	—	(7)	7
Other, net	(19)	3	(22)	67	12	55

Total other income and deductions	(101)	(86)	(15)	(174)	(274)	100

Income before income taxes	102	52	50	444	176	268
Income taxes	56	19	(37)	169	66	(103)

Net income	$46	$33	$13	$275	$110	$165

Net income

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    As more fully described below, ComEd recorded higher net income for the three months ended September 30, 2009 compared to the same period in 2008 primarily as a result of increased distribution rates effective September 16, 2008, lower operating and maintenance expenses principally driven by disallowances recorded in the third quarter of 2008 arising from the 2007 Rate Case Order and lower incremental storm costs. This increase was partially offset by the reversal of an Illinois Supreme Court ruling on an income tax filing, the initial results of which had been recorded during the first quarter of 2009, and reduced load, primarily driven by the impact of unfavorable weather conditions and current economic conditions.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    As more fully described below, ComEd recorded higher net income for the nine months ended September 30, 2009 compared to the same period in 2008 primarily as a result of increased distribution rates effective September 16, 2008, lower operating and maintenance expenses, principally driven by disallowances recorded in the third quarter of 2008 arising from the 2007 Rate Case Order, lower incremental storm costs, lower interest expense and higher interest income related to the remeasurement in 2009 of uncertain income tax positions. This increase was partially offset by 2009 restructuring plan severance charges, higher pension and non-pension postretirement benefit costs and higher depreciation and amortization expense.

Operating revenues and purchased power expense

ComEd evaluates its operating performance using the measure of revenue net of purchased power expense. ComEd believes revenue net of purchased power expense is a useful measurement of its performance because it provides information that can be used to evaluate its operational performance. In general, ComEd only earns margin based on the delivery and transmission of electricity. ComEd has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The changes in operating revenues, purchased power expense and revenue net of purchased power expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008 consisted of the following:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Increase (Decrease)			Increase (Decrease)
	Operating Revenues	Purchased Power	Revenue Net of Purchased Power	Operating Revenues	Purchased Power	Revenue Net of Purchased Power

Retail energy and customer choice	$(292)	$(292)	$—	$(356)	$(356)	$—
Distribution pricing	77	n/a	77	214	n/a	214
Energy efficiency and demand response programs	8	n/a	8	25	n/a	25
Transmission	(2)	n/a	(2)	(11)	n/a	(11)
Volume — delivery	(11)	n/a	(11)	(35)	n/a	(35)
Weather — delivery	(29)	n/a	(29)	(34)	n/a	(34)
Franchise taxes	(3)	n/a	(3)	2	n/a	2
Other	(2)	n/a	(2)	18	n/a	18

Total increase (decrease)	$(254)	$(292)	$38	$(177)	$(356)	$179

Retail energy and customer choice

Revenue.    All ComEd customers have the choice to purchase electricity from an alternative electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied electricity and generation service. Customer choice does not affect ComEd’s operating income because the cost of the procured power is passed along to customers without mark-up. Revenue for the three and nine months ended September 30, 2009 decreased primarily due to lower purchased power rates compared to the same periods in 2008 and reduced load.

The following table represents customer choice for the three and nine months ended September 30, 2009 compared to the same periods in 2008:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Retail customers purchasing electricity from an alternative generation electric supplier:
Number of customers at period end	51,800	41,600	51,800	41,600
Percentage of total retail customers	1%	1%	1%	1%
Volume (GWhs)	11,771	12,448	33,736	35,585
Percentage of total retail deliveries	52%	50%	52%	51%

Purchased Power.    Purchased power for the three and nine months ended September 30, 2009 decreased due to reduced load primarily driven by the impact of unfavorable weather conditions and current economic conditions and lower energy prices based on spot market conditions and new energy contracts effective June 1, 2009. See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information regarding ComEd’s energy procurement process.

Distribution pricing

Revenue.    Revenues for the three and nine months ended September 30, 2009 increased primarily due to the 2007 Rate Case. The ICC issued an order in the 2007 Rate Case approving a $274 million increase in ComEd’s annual revenue requirement. The order became effective September 16, 2008 resulting in increased distribution revenues for the three and nine months ended September 30, 2009 compared to the same periods in 2008. See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information.

Energy efficiency and demand response programs

Revenue.    As a result of the 2007 Illinois Settlement, utilities are required to provide energy efficiency and demand response programs beginning June 1, 2008 and are allowed recovery of the costs of these programs from customers on a full and current basis through a reconcilable automatic adjustment clause. During the three and nine months ended September 30, 2009, ComEd recognized $18 million and $41 million of revenue associated with these programs, respectively. During the three and nine months ended September 30, 2008, ComEd recognized $11 million and $16 million of revenue associated with these programs, respectively. These amounts were offset by equal amounts in operating and maintenance expense for regulatory required programs. See Note 3 of the Combined Notes to the Consolidated Financial Statements for additional information.

Transmission

Revenue.    During the nine months ended September 30, 2008, a FERC order approved incentive recovery treatment of ComEd’s largest transmission project. The cumulative recognition in 2008 of the 2007 effects of this order resulted in higher revenues in 2008 compared to the same period in 2009. This impact was partially offset by the impact of the higher transmission rates effective June 1, 2008, resulting from the FERC-approved formula. Also partially offsetting the impact was transmission rates effective June 1, 2009, which were higher than the rates effective June 1, 2008, resulting from the FERC approved formula.

Volume — delivery

Revenue.    Revenues were lower primarily resulting from a decrease in deliveries, excluding the effects of weather conditions, due to decreased usage per customer and fewer customers for the three and nine months ended September 30, 2009, compared to the same periods in 2008. ComEd believes a negative trend will continue through the end of 2009.

Weather — delivery

Revenue.    Revenues were lower due to unfavorable weather conditions in the three and nine months ended September 30, 2009 compared to the same periods in 2008. The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage and delivery of electricity. Conversely, mild weather reduces demand. Degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Heating degree days in ComEd’s service territory remained relatively consistent for the three and nine months ended September 30, 2009 compared to the same periods in 2008. Cooling degree days in ComEd’s service territory decreased by 34% and 28% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Other

Revenue.    Other revenues were higher for the nine months ended September 30, 2009 compared to the same period in 2008. Other revenues include revenues related to late payment charges, assistance provided to other utilities through mutual assistance programs and recoveries of environmental remediation costs associated with MGP sites.

Operating and maintenance expense

The changes in operating and maintenance expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008, consisted of the following:

	Three Months Ended September 30	Nine Months Ended September 30
	Increase (Decrease)	Increase (Decrease)

Pension and OPEB expense	$14	$40
2007 Rate Case regulatory assets(a)	13	13
Allowance for uncollectible accounts expense(b)	12	15
Injuries and damages	2	(1)
2009 restructuring plan severance charges	1	19
Contracting	(4)	(15)
Corporate Allocations	(5)	(8)
Wages and salaries	(6)	(15)
Storm-related costs	(20)	(35)
2007 Rate Case disallowances(a)	(35)	(35)
Other	(5)	(10)

Decrease in operating and maintenance expense	$(33)	$(32)

(a)

In September 2008, as a result of the 2007 Rate Case order, ComEd recorded $37 million of fixed asset disallowances; $35 million was recorded as operating and maintenance expense and $2 million was recorded as depreciation expense. In addition, ComEd established regulatory assets of $13 million associated with reversing previously incurred expenses. See Note 3 of the Combined Notes to the Consolidated Financial Statements for more information.

(b)

The allowance for uncollectable accounts expense increased due to increased customer account charge offs. Management believes the current overall negative economic conditions contributed to the increase in uncollectible accounts expense and may negatively impact future uncollectible accounts expense relative to historical levels. Management has taken steps to mitigate this risk though heightened collections efforts.

Operating and maintenance expense for regulatory required programs

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through a reconcilable automatic adjustment clause. An equal and offsetting amount has been reflected in operating revenues during the period. To fulfill a requirement of the Illinois Settlement, ComEd initiated the ICC approved energy efficiency and demand response programs in June 2008. During the three and nine months ended September 30, 2009, expenses related to energy efficiency and demand response programs consisted of $18 million and $41 million, respectively, and $1 million and $3 million, respectively, related to purchased power administration costs. During the three and nine months ended September 30, 2008, expenses related to energy efficiency and demand response programs consisted of $11 million and $16 million, respectively, and expenses related to purchased power administration costs were $1 million for the nine months ended September 30, 2008. See Note 3 and Note 15 of the Combined Notes to the Consolidated Financial Statements for additional information.

Depreciation and amortization expense

Depreciation and amortization expense increased during the three and nine months ended September 30, 2009 compared to the same period in 2008 due to higher plant balances and changes to useful lives of assets based on a depreciation rate study which became effective January 1, 2009. The change in depreciation rates is estimated to increase depreciation expense by approximately $15 million on an annual basis.

Taxes other than income

Taxes other than income decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily as a result of lower Illinois Electricity Distribution taxes and property taxes.

Interest expense, net

The changes in interest expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008 consisted of the following:

	Three Months Ended September 30	Nine Months Ended September 30
	Increase (Decrease)	Increase (Decrease)

Interest expense related to 2008 IRS Settlement(a)	$—	$8
Interest expense on debt (including financing trusts)(b)	(1)	(14)
Interest expense related to uncertain tax positions(c)	(1)	(14)
Uncertain income tax position remeasurement(d)	—	(6)
AFUDC(e)	—	(6)
Other	(3)	(6)

Decrease in interest expense, net	$(5)	$(38)

(a)	In 2008, ComEd reached a settlement with the IRS resulting in an $8 million decrease in 2008 interest expense.
(b)	ComEd Financing II and ComEd Transitional Funding Trust were dissolved in 2008.
(c)	During the first quarter of 2008, ComEd recorded an increase in interest expense of $6 million related to a settlement with the IRS of a research and development claim.
(d)

During 2009, ComEd recorded $66 million of interest benefit associated with the remeasurement of income tax positions, specifically related to the 1999 Sale of Fossil Generating Assets, of which, $6 million was recorded as a reversal of interest expense with the remainder recorded in Other, net.

(e)

In 2008, interest expense included a $7 million charge to reverse previously recognized AFUDC resulting from the January 18, 2008 FERC order granting incentive treatment on ComEd’s largest transmission project

Other, net

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    Other, net decreased during the third quarter of 2009 compared to 2008 primarily due to the reversal of $29 million of interest income associated with the 2009 Illinois Supreme Court ruling concerning ComEd’s claim for refunds for Illinois investment tax credits originally recorded during the first quarter of 2009. See Note 11 of the Combined Notes to the Consolidated Financial Statements for additional information.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    Other, net increased for the nine months ended September 30, 2009 compared to 2008 primarily due to $60 million of 2009 interest income associated with the re-measurement of uncertain income tax positions, specifically related to the 1999 Sale of Fossil Generating Assets. This increase was partially offset by an other-than-temporary impairment of $7 million recorded to ComEd’s investments held in Rabbi trusts during the second quarter of 2009. See Note 6 and Note 11 of the Combined Notes to Consolidated Financial Statements for additional information.

Effective income tax rate

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    ComEd’s effective income tax rate for the three months ended September 30, 2009 was 54.9%, as compared to 36.5% for the three months ended September 30, 2008. ComEd’s effective tax rate increased as a result of the reversal of an Illinois Supreme Court decision granting ITC to Exelon during the first quarter of 2009. In the third quarter of 2009, the Illinois Supreme Court changed its opinion related to its prior decision to indicate the treatment of electricity as tangible personal property will be applied only prospectively. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information regarding the components of the effective income tax rates.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    ComEd’s effective income tax rate for the nine months ended September 30, 2009 was 38.1%, as compared to 37.5% for the nine months ended September 30, 2008. The increase in the effective tax rate was primarily a result of increased income while the dollar value of permanent differences remained relatively constant. See Note 11 of the Combined Notes to Consolidated Financial Statements for further information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Retail Deliveries (in GWhs)	2009	2008		2009	2008
Full service(a)
Residential	6,983	8,114	(13.9)%	20,078	21,521	(6.7)%
Small commercial & industrial	3,494	4,047	(13.7)%	10,445	11,392	(8.3)%
Large commercial & industrial	295	319	(7.5)%	924	803	15.1%
Public authorities & electric railroads	98	168	(41.7)%	305	481	(36.6)%

Total full service	10,870	12,648	(14.1)%	31,752	34,197	(7.1)%

Delivery only(b)
Residential	1	—	n.m	1	—	n.m
Small commercial & industrial	4,954	4,932	0.4%	13,892	14,029	(1.0)%
Large commercial & industrial	6,627	7,379	(10.2)%	19,240	21,133	(9.0)%
Public authorities & electric railroads	189	137	38.0%	603	423	42.6%

Total delivery only	11,771	12,448	(5.4)%	33,736	35,585	(5.2)%

Total retail deliveries	22,641	25,096	(9.8)%	65,488	69,782	(6.2)%

(a)	Reflects deliveries to customers purchasing electricity from ComEd.
(b)	Reflects customers electing to purchase electricity from an alternative electric generation supplier.

n.m. Not meaningful.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Electric Revenue	2009	2008		2009	2008
Full service(a)
Residential	$797	$950	(16.1)%	$2,374	$2,444	(2.9)%
Small commercial & industrial	333	428	(22.2)%	1,038	1,169	(11.2)%
Large commercial & industrial	17	31	(45.2)%	56	73	(23.3)%
Public authorities & electric railroads	10	14	(28.6)%	32	40	(20.0)%

Total full service	1,157	1,423	(18.7)%	3,500	3,726	(6.1)%

Delivery only(b)
Residential(c)	—	—	n.m	—	—	n.m
Small commercial & industrial	88	75	17.3%	244	211	15.6%
Large commercial & industrial	85	78	9.0%	238	215	10.7%
Public authorities & electric railroads	3	2	50.0%	10	5	100.0%

Total delivery only	176	155	13.5%	492	431	14.2%

Total electric retail revenues	1,333	1,578	(15.5)%	3,992	4,157	(4.0)%

Other revenue(d)	142	151	(6.0)%	425	437	(2.7)%

Total electric and other revenue	$1,475	$1,729	(14.7)%	$4,417	$4,594	(3.9)%

(a)	Reflects deliveries to customers purchasing electricity from ComEd, which include the cost of electricity and the cost of transmission and distribution of the electricity.
(b)	Reflects revenue under tariff rates from customers electing to purchase electricity from an alternative electric generation supplier.
(c)

There were a minimal number of residential customers being served by alternative electric generation suppliers with total activity for the three and nine months ended September 30, 2009 and 2008 of less than $1 million.

(d)	Other revenues primarily include transmission revenue from PJM. Other items include late payment charges and mutual assistance program revenues.

n.m. Not meaningful.

Results of Operations — PECO

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2009	2008		2009	2008
Operating revenues	$1,327	$1,441	$(114)	$4,045	$4,195	$(150)
Purchased power and fuel	651	743	92	2,088	2,256	168

Revenue net of purchased power and fuel	676	698	(22)	1,957	1,939	18

Other operating expenses
Operating and maintenance	154	192	38	481	557	76
Depreciation and amortization	272	243	(29)	726	653	(73)
Taxes other than income	78	73	(5)	213	203	(10)

Total other operating expenses	504	508	4	1,420	1,413	(7)

Operating income	172	190	(18)	537	526	11

Other income and deductions
Interest expense, net	(46)	(55)	9	(145)	(171)	26
Equity in losses of unconsolidated affiliates	(6)	(4)	(2)	(19)	(11)	(8)
Other, net	2	2	—	8	13	(5)

Total other income and deductions	(50)	(57)	7	(156)	(169)	13

Income before income taxes	122	133	(11)	381	357	24
Income taxes	30	43	13	106	111	5

Net income	92	90	2	275	246	29
Preferred security dividends	1	1	—	3	3	—

Net income on common stock	$91	$89	$2	$272	$243	$29

Net Income

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    PECO’s net income for the three months ended September 30, 2009 compared to the same period in 2008 remained about level reflecting lower operating and maintenance expenses, primarily driven by decreased allowance for uncollectible accounts expense, offset by lower operating revenues net of purchased power and fuel expense and increased scheduled CTC amortization in accordance with PECO’s 1998 settlement of its restructuring case mandated by the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act). Operating revenues net of purchased power and fuel decreased as a result of reduced load, reflecting decreased electric deliveries across all customer classes primarily driven by the current economic conditions and the impact of unfavorable 2009 weather conditions.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    PECO’s net income for the nine months ended September 30, 2009 compared to the same period in 2008 increased due to higher operating revenues net of purchased power and fuel expense, which reflected increased gas distribution rates effective January 1, 2009, which was partially offset by lower revenues as a result of reduced load, reflecting decreased electric deliveries across all customer classes primarily driven by economic conditions and the impact of unfavorable 2009 weather conditions. Also contributing to the increase in net income were lower operating and maintenance expenses, which reflected decreased allowance for uncollectible accounts expense, partially offset by increased scheduled CTC amortization in accordance with PECO’s 1998 settlement of its restructuring case mandated by the Competition Act.

Operating Revenues, Purchased Power and Fuel Expense

PECO evaluates its operating performance using the measures of revenue net of purchased power expense for electric and revenue net of fuel expense for gas. PECO believes revenue net of purchased power expense and revenue net of fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its operational performance. PECO has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power and revenue net of fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the three months ended September 30, 2009 compared to the same period in 2008 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net

Weather	$(24)	$(11)	$(13)	$1	$1	$—	$(23)	$(10)	$(13)
Gas distribution rate increase	—	—	—	10	—	10	10	—	10
Volume	(47)	(20)	(27)	(2)	(2)	—	(49)	(22)	(27)
Pricing	(18)	(25)	7	—	—	—	(18)	(25)	7
Spot market activity	(10)	(10)	—	—	—	—	(10)	(10)	—
Purchased gas rate decrease	—	—	—	(24)	(24)	—	(24)	(24)	—
Customer choice	1	1	—	—	—	—	1	1	—
Other	(2)	(3)	1	1	1	—	(1)	(2)	1

Total increase (decrease)	$(100)	$(68)	$(32)	$(14)	$(24)	$10	$(114)	$(92)	$(22)

The changes in PECO’s operating revenues, purchased power and fuel expense and revenue net of purchased power and fuel expense for the nine months ended September 30, 2009 compared to the same period in 2008 consisted of the following:

	Increase (Decrease)
	Electric			Gas			Total
	Operating Revenues	Purchased Power	Net	Operating Revenues	Fuel Expense	Net	Operating Revenues	Purchased Power and Fuel Expense	Net
Weather	$(33)	$(14)	$(19)	$40	$32	$8	$7	$18	$(11)
Gas distribution rate increase	—	—	—	52	—	52	52	—	52
Volume	(104)	(46)	(58)	(10)	(8)	(2)	(114)	(54)	(60)
Pricing	(22)	(39)	17	—	—	—	(22)	(39)	17
Purchased gas rate decrease	—	—	—	(71)	(71)	—	(71)	(71)	—
Spot market activity	(17)	(17)	—	—	—	—	(17)	(17)	—
Customer choice	5	5	—	—	—	—	5	5	—
Other	13	(6)	19	(3)	(4)	1	10	(10)	20

Total increase (decrease)	$(158)	$(117)	$(41)	$8	$(51)	$59	$(150)	$(168)	$18

Weather

Revenues.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. During the three months ended September 30, 2009 compared to the same period in 2008, electric revenues were lower due to the impact of unfavorable 2009 weather conditions in PECO’s service territory. For the three months ended September 30, 2009, cooling degree days were 6% lower than the same period in 2008. During the nine months ended September 30, 2009 compared to the same period in 2008, revenues were higher reflecting increased gas revenue due to the impact of unfavorable weather conditions in the winter months of 2008 partially offset by decreased electric revenue due to the impact of unfavorable weather conditions in the summer months of 2009. For the nine months ended September 30, 2009, heating degree days were 8% higher and cooling degree days were 7% lower than the same period in 2008. Heating degree days and cooling degrees days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business.

Purchased Power and Fuel Expense.    The decrease in purchased power expense attributable to weather conditions for the three and nine months ended September 30, 2009 compared to the same periods in 2008 reflected the impact of unfavorable weather conditions in the summer months of 2009. The increase in fuel expense attributable to weather conditions for the nine months ended September 30, 2009 compared to the same period in 2008 reflected the impact of unfavorable weather conditions in the winter months of 2008.

Gas distribution rate increase

Revenues.    The increase in gas revenues for the three and nine months ended September 30, 2009 compared to the same periods in 2008 reflected increased distribution rates effective January 1, 2009 resulting from the settlement of the 2008 gas distribution rate case.

Volume

Revenues.    The decrease in revenues as a result of lower delivery volume, exclusive of the effects of weather conditions, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, reflected decreased usage per customer across all electric and gas customer classes.

Purchased Power and Fuel Expense.    The decrease in purchased power and fuel expense as a result of lower delivery volume, exclusive of the effects of weather conditions, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, reflected decreased usage per customer across all electric and gas customer classes.

The reduced load, exclusive of the effects of weather conditions, experienced during the three and nine months ended September 30, 2009 compared to the same periods in 2008 is expected to continue throughout 2009 due to the current economic conditions.

Pricing

Revenues.    The decrease in electric revenues as a result of pricing for the three and nine months ended September 30, 2009 compared to the same periods in 2008 reflected the impact of lower energy market prices charged to certain large commercial and industrial customers as well as a decrease in the marginal rates charged to residential customers as a result of decreased usage, which are completely offset by a related decrease in purchased power expense and have no impact on PECO’s operating income. The decrease was partially offset by an increase in electric revenues attributable to the impact of lower PECO electric distribution rates in 2008 due to the refund of the 2007 PURTA settlement to customers. The rate change had no impact on operating income because it was offset by the amortization of the regulatory liability related to the 2007 PURTA settlement reflected in taxes other than income.

Purchased Power Expense.    The decrease in purchased power expense as a result of pricing for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 reflected the lower energy market prices, at which rate PECO procures electricity on behalf of certain large commercial and industrial customers as well as a decrease in the marginal rates charged to residential customers as a result of decreased usage.

Spot market activity

Revenues.    Spot market electricity sales revenue results from surplus hourly energy that occurs whenever the energy supply scheduled in the day-ahead market to serve the expected load exceeds the actual load on the delivery day. Spot market revenue is passed through as a credit to purchased power expense to Generation in accordance with the PPA.

Purchased Power.    Spot market electricity purchases result from scheduled energy transactions that are insufficient to cover the actual load and, occurs whenever the energy supply scheduled in the day-ahead market to serve the expected load is not enough to serve the actual load on the delivery day. Also, spot market purchase power expense reflects the net spot market sales and purchases activity that is passed through to Generation in accordance with the PPA. Therefore, spot market activity has no impact on PECO’s results from operations.

Purchased gas rate decrease

Revenues.    The decrease in gas revenues was due to lower PAPUC-approved rates charged to customers for natural gas. The average purchased gas cost rate per million cubic feet in effect for the three and nine months ended September 30, 2009 was 48% and 19% lower, respectively, than the average rate for the same periods in 2008.

Fuel Expense.    The decrease in fuel expense for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 reflected lower realized natural gas prices.

Customer choice

Revenues and Purchased Power Expense.    All PECO customers have the choice to purchase energy from a competitive electric generation supplier. This choice does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and generation service. PECO’s operating income is not affected by customer choice because any increase or decrease in revenues is completely offset by a related increase or decrease in purchased power expense.

	As of September 30,
	2009	2008
Retail customers purchasing energy from a competitive electric generation supplier:
Number of customers at period end	22,200	26,000
Percentage of total retail customers	1%	2%

The increase in electric revenue and purchased power expense associated with customer choice for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 reflected increased customers, primarily from the small commercial and industrial customer class, returning to PECO as their electric supplier.

Other

Revenues.    The increase in other electric revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 reflected an increase in revenues associated with volume fluctuations among customer classes, which resulted in a different profile of rates as different customer classes are charged different rates.

Purchased Power and Fuel Expense.    The decrease in other purchased power expense for the nine months ended September 30, 2009 as compared to the same period in 2008 reflected decreased transmission expense. Transmission expenses represent wholesale transmission costs and other costs allocated by PJM, including charges for transmission system stabilization, default charges and regional transmission expansion plan costs.

Operating and Maintenance Expense.    The changes in operating and maintenance expense for the three and nine months ended September 30, 2009 compared to the same period in 2008, consisted of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	Increase (Decrease)	Increase (Decrease)
Allowance for uncollectible accounts expense	$(40)	$(82)
Storm related costs	(3)	(9)
Insurance claims	(1)	(4)
Severance	(2)	3
Pension and OPEB expense	3	8
Wages and salaries	3	6
Stock based compensation	2	2

Decrease in operating and maintenance expense	$(38)	$(76)

Allowance for uncollectible accounts expense.    The decrease in allowance for uncollectible accounts expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008 expense primarily reflects the impact of improved accounts receivable aging as a result of enhancements to credit processes and increased collection and termination activities initiated in September 2008 and continuing through 2009.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to an increase in CTC amortization of $27 million and $67 million, respectively. PECO’s additional amortization of the CTC was in accordance with its 1998 settlement under the Competition Act.

Taxes Other Than Income

The increase in taxes other than income for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to a decrease in the regulatory liability amortization related to the 2007 PURTA settlement that became fully amortized in January 2009. The impact of the amortization on operating income was offset by lower revenues due to a reduction in the electric distribution rates to refund the 2007 PURTA settlement to customers. The increase was partially offset by a decrease in gross receipts tax expense due to a rate reduction.

Interest Expense, Net

The decrease in interest expense, net for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to a decrease in the outstanding debt balance due to PETT as a result of scheduled principal payments, partially offset by a higher principal amount of long-term first and refunding mortgage bonds outstanding.

Other, Net

The decrease in other, net for the nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to the impact of the increase in interest income associated with the simplified service cost method (SSCM) settlement in May 2008. See Note 15 of the Combined Notes to the Consolidated Financial Statements for further details of the components of other, net.

Effective Income Tax Rate

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.    PECO’s effective income tax rate for the three months ended September 30, 2009 at 24.6% as compared to 32.3% for the three months ended September 30, 2008. The decrease in the effective tax rate was primarily due to a decrease in state income tax expense due to higher deductible interest expense and the tax expense recorded in the third quarter of 2008 related to a tax settlement with the Internal Revenue Service.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.    PECO’s effective income tax rate for the nine months ended September 30, 2009 was 27.8% as compared to 31.1% for the nine months ended September 30, 2008. The decrease in the effective tax rate was primarily due to a decrease in state income tax expense due to higher deductible interest expense and the tax expense recorded in the third quarter of 2008 related to a tax settlement with the Internal Revenue Service.

PECO Electric Operating Statistics and Revenue Detail

PECO’s electric sales statistics and revenue detail were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Retail Deliveries to customers (in GWhs)	2009	2008		2009	2008
Full service(a)
Residential	3,501	3,802	(7.9)%	9,788	10,151	(3.6)%
Small commercial & industrial	2,128	2,258	(5.8)%	6,155	6,257	(1.6)%
Large commercial & industrial	4,294	4,445	(3.4)%	11,961	12,520	(4.5)%
Public authorities & electric railroads	233	221	5.4%	702	681	3.1%

Total full service	10,156	10,726	(5.3)%	28,606	29,609	(3.4)%

Delivery only(b)
Residential	5	9	(44.4)%	17	24	(29.2)%
Small commercial & industrial	95	131	(27.5)%	277	370	(25.1)%
Large commercial & industrial	7	1	600.0%	9	3	200.0%

Total delivery only	107	141	(24.1)%	303	397	(23.7)%

Total retail deliveries	10,263	10,867	(5.6)%	28,909	30,006	(3.7)%

(a)	Full service reflects deliveries to customers purchasing electricity directly from PECO.
(b)	Delivery only service reflects deliveries to customers electing to receive electric generation service from a competitive electric generation supplier.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Electric revenue	2009	2008		2009	2008
Full service(a)
Residential	$547	$591	(7.4)%	$1,428	$1,485	(3.8)%
Small commercial & industrial	286	293	(2.4)%	787	793	(0.8)%
Large commercial & industrial	339	376	(9.8)%	995	1,074	(7.4)%
Public authorities & electric railroads	22	22	0.0%	68	66	3.0%

Total full service	1,194	1,282	(6.9)%	3,278	3,418	(4.1)%

Delivery only(b)
Residential	1	1	0.0%	2	2	0.0%
Small commercial & industrial	5	7	(28.6)%	15	20	(25.0)%
Large commercial & industrial	—	—	0.0%	—	—	0.0%

Total delivery only	6	8	(25.0)%	17	22	(22.7)%

Total electric retail revenues	1,200	1,290	(7.0)%	3,295	3,440	(4.2)%

Other revenues(c)	65	76	(14.5)%	200	212	(5.7)%

Total electric and other revenue	$1,265	$1,366	(7.4)%	$3,495	$3,652	(4.3)%

(a)

Full service revenue reflects revenue from customers purchasing electricity directly from PECO, which includes the cost of energy, the cost of the transmission and the distribution of the energy and a CTC.

(b)	Delivery only revenue reflects revenue from customers electing to receive electric generation service from a competitive electric generation supplier, which includes a distribution charge and a CTC.
(c)	Other revenue includes transmission revenue from PJM and other wholesale energy sales.

PECO Gas Sales Statistics and Revenue Detail

PECO’s gas sales statistics and revenue detail were as follows:

Deliveries to customers (in million cubic feet (mmcf))	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
Retail sales	3,694	3,794	(2.6)%	39,444	36,979	6.7%
Transportation	6,145	6,455	(4.8)%	20,128	20,806	(3.3)%

Total gas deliveries	9,839	10,249	(4.0)%	59,572	57,785	3.1%

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Gas revenue	2009	2008		2009	2008
Retail sales	$55	$70	(21.4)%	$530	$522	1.5%
Transportation	5	4	25.0%	15	14	7.1%
Resales and other	2	1	100.0%	5	7	(28.6)%

Total gas revenue	$62	$75	(17.3)%	$550	$543	1.3%

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd and PECO have access to unsecured revolving credit facilities with aggregate bank commitments of $957 million, $4.8 billion, $952 million and $574 million, respectively. The Registrants’ credit facilities extend through October 2012 for Exelon, Generation and PECO and February 2011 for ComEd. Exelon, Generation, and PECO utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. ComEd uses its credit facilities to provide for short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd and PECO operate in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. See Note 7 of the Combined Notes to Consolidated Financial Statements for further discussion of the Registrants’ debt and credit agreements.

Cash Flows from Operating Activities

General

Generation’s cash flows from operating activities primarily result from the sale of electric energy to wholesale customers. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers. ComEd’s and PECO’s cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO, gas distribution services to an established and diverse base of retail customers. ComEd’s and PECO’s future cash flows may be affected by the economy, weather conditions, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, and their ability to achieve operating cost reductions. See Notes 3 and 14 of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Pension and Other Postretirement Benefits

The funded status of the pension and other postretirement benefit obligations refers to the difference between plan assets and Exelon’s estimated obligations under the plans. The funded status may change over time due to several factors, including contribution levels, assumed discount rates and actual and assumed rates of return on plan assets. During 2008, the unfunded status of Exelon’s plans increased significantly, to $6.38 billion at December 31, 2008, primarily due to lower than expected asset returns. Exelon has continued to monitor financial market conditions and their impact on the plans during 2009.

The calculation of funding requirements for pension plans requires election of a methodology to determine the actuarial value of assets and the interest rate used to measure the pension liabilities. Recent pension funding guidance has modified some of those elections.

On December 23, 2008, President Bush signed the Worker, Retiree, and Employer Recovery Act of 2008 (WRERA), which allows the use of average assets, including expected returns (subject to certain limitations) for a 24-month period prior to the measurement date, in the determination of funding requirements, among other provisions. This option is referred to as asset smoothing. Election of asset smoothing may provide Exelon the opportunity to defer certain contributions to later years and potentially mitigate future contributions through investment market recovery.

On March 31, 2009, the U.S. Treasury Department provided guidance on the selection of the corporate bond yield curve for determining the interest rate used to calculate plan liabilities and allows companies to choose from a range of months in selecting a rate, rather than requiring the use of the rate in the month of measurement (December for calendar year-end companies) for 2009. On September 25, 2009, the Treasury Department further announced that the lookback option would not be allowed for plan years beginning after 2009, however an automatic approval of a change in interest rate method will be provided for the 2010 plan year. Application of the lookback in determining the interest rate for the 2009 plan year would have the effect of reducing Exelon’s 2009 pension funding requirements. There are other legislative and regulatory funding relief proposals also being discussed. Exelon is monitoring the progress of these initiatives and evaluating their potential impact on funding requirements and strategies.

For financial reporting purposes, the unfunded status of the plans is updated annually, at December 31. Projecting the unfunded status of the plans at any interim period requires development of numerous assumptions, the most significant of which are the discount rate and the current year’s asset performance. Exelon’s pension and postretirement benefit plans experienced combined actual asset returns of approximately 18% and negative 26% for the nine months ended September 30, 2009 and year ended December 31, 2008, respectively.

In order to provide additional information about the potential impact of current financial market conditions on the plans, Exelon has estimated the unfunded status of the pension and postretirement welfare plans at September 30, 2009 to be $4,073 million and $2,351 million, respectively, representing a decrease of $51 million and increase of $95 million, respectively, from December 31, 2008. These unfunded status estimates assume asset returns of approximately 17.6% and 18.8% for pension and postretirement assets, respectively, and a decrease of approximately 64 basis points in the assumed discount rate since year end. Management considers various factors when making funding decisions, including actuarially determined minimum contribution requirements under the Employee Retirement Income Security Act, as amended, and contributions required to avoid benefit restrictions for the pension plans. Regulatory requirements and the amount deductible for income tax purposes are among the factors considered in determining funding for the other postretirement benefit plans.

During September 2009, Exelon made a discretionary pension contribution of $350 million to its largest pension plan. The contribution, combined with anticipated funding elections for the 2009 and 2010 plan years, is expected to reduce future contribution requirements.

Management has estimated future pension contributions assuming an estimated unfunded status for the pension plans of $4,073 million at September 30, 2009, which considers the impact of restructuring activities and the discretionary contribution discussed above. The estimated pension contributions summarized below include required contributions, contributions necessary to avoid benefit restrictions, and payments related to the non-qualified pension plans:

	2010	2011	2012	2013	2014	Cumulative
Expected contributions	$282	$153	$856	$1,247	$823	$3,361

In addition to the pension contributions discussed above, Exelon expects to contribute approximately $155-161 million annually from 2010 to 2014 to its other postretirement benefit plans. These contributions include amounts required under a PAPUC rate order, discretionary contributions of approximately $100 million per year, and certain payments to be made from corporate assets.

Tax Matters

During 2008, Generation benefited from a provision in the Energy Policy Act of 2005 which allowed companies an income tax deduction for a “special transfer” of funds from a non-tax qualified nuclear decommissioning trust fund to a qualified nuclear decommissioning trust fund. As a result of interpretative guidance published by the Internal Revenue Service with respect to this provision in the Energy Policy Act of 2005, Generation completed a special transfer in the first quarter of 2008, which resulted in net positive cash flow of approximately $280 million in total for 2008 and 2009 combined.

In addition, Exelon, through ComEd, has taken certain tax positions to defer the tax gain on the 1999 sale of its fossil generating assets. The IRS has disallowed the deferral of the gain on this sale. As more fully described in Note 11 of the Combined Notes to Consolidated Financial Statements, a fully successful IRS challenge to Exelon’s and ComEd’s positions would accelerate income tax payments and increase interest expense related to the deferred tax gain that becomes currently payable

The American Recovery and Reinvestment Act of 2009 (ARRA of 2009) was enacted February 17, 2009 and includes an incentive that allows companies to claim an accelerated depreciation deduction for Federal income tax purposes equal to 50% of the cost basis of certain property placed in service during 2009. Exelon continues to evaluate the impact the ARRA of 2009 will have on our cash flows in 2009, and currently estimates the impact to be a reduction of its 2009 Federal income tax liability of at least $350 million.

In 2009, Exelon requested and was granted permission by the IRS to change its tax method of accounting for repair costs incurred with respect to its generation facilities. The change in method of accounting results in an immediate deduction for costs that would have previously been capitalized and depreciated over the tax depreciable life the of generation facilities. Exelon estimates that the impact of this accounting method change will result in a reduction of its 2009 Federal and state income tax liabilities of approximately $300 million.

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes, and other taxes.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Variance
	2009	2008
Net income	$2,126	$2,030	$96
Add (subtract):
Non-cash operating activities(a)	3,105	2,379	726
Pension and non-pension postretirement benefit contributions	(456)	(103)	(353)
Income taxes	(176)	457	(633)
Changes in working capital and other noncurrent assets and liabilities(b)	(350)	(641)	291
Counterparty collateral (net)	380	245	135

Net cash flows provided by operations	$4,629	$4,367	$262

(a)

Represents depreciation, amortization and accretion, net mark-to-market gains on derivative transactions, deferred income taxes, provision for uncollectible accounts, pension and non-pension postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, decommissioning-related items, stock compensation expense, impairment of long-lived assets, and other non-cash charges.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the nine months ended September 30, 2009 and 2008 by Registrant were as follows:

	Nine Months Ended September 30,
	2009	2008
Exelon	$4,629	$4,367
Generation	3,155	2,785
ComEd	711	734
PECO	862	767

Changes in Exelon’s, Generation’s, ComEd’s and PECO’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the nine months ended September 30, 2009 and 2008 were as follows:

Generation

•

During the nine months ended September 30, 2009 and 2008, Generation had net collections of counterparty collateral of $379 million and $247 million, respectively. The change in collections was primarily due to changes in market conditions that resulted in an increased mark-to-market asset position. When Generation is in a mark-to-market liability position and is required to post collateral with its counterparties, the collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During 2007, Generation, along with ComEd and other generators and utilities, reached an agreement with various representatives from the State of Illinois to address concerns about higher electric bills in Illinois. Generation committed to contributing approximately $747 million over four years. As part of the agreement, during the nine months ended September 30, 2009 and 2008, Generation contributed cash of approximately $92 million and $234 million, respectively.

•

During the nine months ended September 30, 2009 and September 30, 2008, Generation’s accounts receivable from ComEd for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract (decreased) increased by ($83) million and $59 million, respectively.

•	During the nine months ended September 30, 2009 and September 30, 2008, Generation’s accounts receivable from PECO under the PPA increased by $31 million and $12 million, respectively.

ComEd

•

During the nine months ended September 30, 2009 and 2008, ComEd’s payables to Generation for energy purchases related to its supplier forward contract, ICC-approved RFP contracts and financial swap contract increased (decreased) by $(83) million and $59 million, respectively. During the nine months ended September 30, 2009 and 2008, ComEd’s payables to other energy suppliers for energy purchases increased (decreased) by $(65) million and $11 million, respectively.

PECO

•	During the nine months ended September 30, 2009 and 2008, PECO’s payables to Generation under the PPA increased by $31 million and $12 million, respectively.

•

During the nine months ended September 30, 2009 and 2008, PECO’s payables to other energy suppliers for energy purchases decreased by $41 million and $6 million, respectively. The decrease in payables to other energy suppliers is primarily due to an agreement executed in February 2009 between PECO, Generation and PJM that changed the way that PECO and Generation administer their PPA for default service.

Cash Flows from Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2009 and 2008 by Registrant were as follows:

	Nine Months Ended September 30,
	2009	2008
Exelon	$(2,384)	$(2,477)
Generation	(1,497)	(1,705)
ComEd	(591)	(710)
PECO	(263)	(291)

Capital expenditures by Registrant and business segment for the nine months ended September 30, 2009 and projected amounts for the twelve months ended December 31, 2009 are as follows:

	Nine Months Ended September 30, 2009	Projected 2009
Generation	$1,330	$2,051
ComEd	605	877
PECO	267	416
Other	50	52

Total Exelon capital expenditures	$2,252	$3,396

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation.    Approximately 45% of the projected 2009 capital expenditures at Generation are for the acquisition of nuclear fuel, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Included in the projected 2009 capital expenditures are a series of planned power uprates across the company’s nuclear fleet. See “EXELON CORPORATION — Executive Overview,” for more information on nuclear uprates.

Generation has been looking at several existing plant sites for the possible development of a 600-megawatt combined-cycle natural gas power plant in Pennsylvania. Generation has stated that a final decision on whether to move forward would be made only after it had more certainty around environmental permitting and had performed a more detailed economic review. Generation will continue to study the development of the project but will not make material investments or pursue permits until general market conditions have improved the estimated economic returns of the project. Amounts spent on the project to date, which are not material, have been expensed.

ComEd and PECO.    Approximately 78% and 85% of the projected 2009 capital expenditures at ComEd and PECO, respectively, are for continuing projects to maintain and improve the reliability and capacity of their transmission and distribution systems. The remaining amounts are for capital additions to support new business and customer growth. ComEd and PECO are each continuing to evaluate their total capital spending requirements. In 2009, ComEd reduced projected capital expenditures from its previous estimate of $1 billion based on current and projected declining load due to the overall negative economic conditions. ComEd anticipates that it will fund its capital expenditures by internally generated funds. PECO anticipates that it will fund its capital expenditures by internally generated funds and borrowings.

Cash Flows from Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2009 and 2008 by Registrant were as follows:

	Nine Months Ended September 30,
	2009	2008
Exelon	$(1,142)	$(2,019)
Generation	(1,118)	(1,168)
ComEd	(109)	(47)
PECO	(361)	(475)

Debt.    Debt activity for the nine months ended September 30, 2009 and 2008 was as follows:

Company	Issuance of long-term debt during the nine months ended September 30, 2009	Use of proceeds
Generation	$46 million of 3-year term rate Pollution Control Notes at 5.00% with a final maturity of December 1, 2042	Used to refinance $46 million of unenhanced tax-exempt variable rate debt that was repurchased in February 23, 2009(a)

Generation	$1.5 billion of Senior Notes, consisting of $600 million Senior Notes, 5.20% due October 1, 2019 and $900 million Senior Notes, 6.25% due October 1, 2039	Used to finance the purchase and optional redemption of Generation’s 6.95% bonds due 2011 and for general corporate purposes, including distributions to Exelon and in contemplation of Generation’s September 2009 repurchase of variable-rate long-term tax-exempt debt. The distributions were used to finance the purchase and optional redemption of Exelon’s 6.75% bonds due 2011.

ComEd	$50 million tax-exempt variable rate First Mortgage Bonds, Series 2008 D, due March 1, 2020 (b)	Used to repay credit facility borrowings incurred to repurchase bonds (c)

ComEd	$91 million tax-exempt variable rate First Mortgage Bonds, Series 2008 F, due March 1, 2017 (b)	Used to repay credit facility borrowings incurred to repurchase bonds (c)

ComEd	$50 million tax-exempt variable rate First Mortgage Bonds, Series 2008 E, due May 1, 2021 (b)	Used to repay credit facility borrowings incurred to repurchase bonds (a)

PECO	$250 million of First and Refunding Mortgage Bonds, 5.00% due October 1, 2014	Used to refinance short-term debt and for other general corporate purposes

(a)	Repurchase due to failed remarketing.
(b)	Remarketed in May 2009 with letter of credit issued under credit facility.
(c)	Repurchase required due to expiration of existing letter of credit.

Company	Issuance of long-term debt during the nine months ended September 30, 2008	Use of proceeds

ComEd	$450 million of First Mortgage 6.45% Bonds, Series 107, due January 15, 2038	Used to retire $295 million of First Mortgage Bonds, Series 99, to call and refinance $155 million of trust preferred securities and for other general corporate purposes.

ComEd	$700 million of First Mortgage 5.80% Bonds, Series 108, due March 15, 2018	Used to repay a portion of borrowings under ComEd’s revolving credit facility, to provide for the retirement at scheduled maturity in May 2008 of $120 million of First Mortgage bonds, Series 83, and for general corporate purposes.

ComEd	$50 million tax-exempt variable rate First Mortgage Bonds, Series 2008 D, due March 1, 2020(a)(b)	Used to refinance $50 million tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2003 C, due March 1, 2020

ComEd	$91 million tax-exempt variable rate First Mortgage Bonds, Series 2008 F, due March 1, 2017(a)(b)	Used to refinance $91 million tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2005, due March 1, 2017

ComEd	$50 million tax-exempt variable rate First Mortgage Bonds, Series 2008 E, due May 1, 2021(a)(b)	Used to refinance a portion of the outstanding tax-exempt variable auction-rate pollution control bonds secured by First Mortgage Bonds, Series 2003, 2003 B and 2003 D, due May 15, 2017, November 1, 2019 and January 15, 2014

PECO	$150 million of First and Refunding Mortgage Bonds, 4.00% due December 1, 2012(c)	Used to retire First and Refunding Mortgage Bonds, variable rate due December 1, 2012

PECO	$500 million of First and Refunding Mortgage Bonds, 5.35% due March 1, 2018	Used to repay commercial paper and for other general corporate purposes.

(a)

First Mortgage Bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution control bonds that were issued to refinance variable auction-rate tax-exempt pollution control bonds.

(b)

During the second quarter of 2008, ComEd established a $216 million letter of credit facility, of which $194 million was used to provide credit enhancement to variable-rate tax exempt bonds including $3 million of accrued interest. That facility expired on May 9, 2009, and the letters of credit are no longer outstanding.

(c)

First and Refunding Mortgage Bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were issued to refinance auction-rate tax-exempt pollution control bonds.

Company	Retirement of long-term debt during the nine months ended September 30, 2009

Exelon	$387 million of 6.75% Senior Notes due May 1, 2011

Generation	$555 million of 6.95% Senior Notes due June 15, 2011

Generation	$46 million of Pollution Control Notes with variable interest rates, due December 1, 2042(a)

Generation	$51 million of Pollution Control Notes with variable interest rates, due April 1, 2021

Generation	$39 million of Pollution Control Notes with variable interest rates, due April 1, 2021

Generation	$30 million of Pollution Control Notes with variable interest rates, due December 1, 2029

Generation	$92 million of Pollution Control Notes with variable interest rates, due October 1, 2030

Generation	$69 million of Pollution Control Notes with variable interest rates, due October 1, 2030

Generation	$14 million of Pollution Control Notes with variable interest rates, due October 1, 2034

Generation	$13 million of Pollution Control Notes with variable interest rates, due October 1, 2034

Generation	$10 million of 6.33% notes payable, due August 8, 2009

Generation	$1 million scheduled payments of 7.83% Kennett Square capital lease until September 20, 2020

ComEd	$91 million tax-exempt variable-rate First Mortgage Bonds, Series 2008 F, due March 1, 2017(b)

ComEd	$50 million tax-exempt variable-rate First Mortgage Bonds, Series 2008 D, due March 1, 2020(b)

ComEd	$50 million tax-exempt variable-rate First Mortgage Bonds, Series 2008 E, due May 1, 2021(c)

ComEd	$16 million of 5.70% First Mortgage Bonds, Series 1994 B, due January 15, 2009

ComEd	$1 million of 4.625-4.75% sinking fund debentures, due at various dates

PECO	$319 million of 7.65% PETT Transition Bonds, due September 1, 2009

PECO	$214 million of 6.52% PETT Transition Bonds, due March 1, 2010

(a)	Repurchased due to a failed remarketing and remarketed in February 2009.
(b)

First Mortgage Bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution controls bonds. Repurchased due to expiration of existing letter of credit and remarketed in May 2009.

(c)	First Mortgage Bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution controls bonds. Repurchased due to a failed remarketing and remarketed in May 2009.

Company	Retirement of long-term debt during the nine months ended September 30, 2008
Exelon	$21 million of 6.00-8.00% notes payable for investments in synthetic fuel-producing facilities, due at various dates

Generation	$10 million scheduled payments of 6.33% notes payable until August 8, 2009

Generation	$2 million scheduled payments of 7.83% Kennett Square Capital Lease until September 20, 2020

ComEd	$295 million of 3.70% First Mortgage Bonds, Series 99 due February 1, 2008

ComEd	$262 million of 5.74% ComEd Transitional Funding Trust, due December 25, 2008

ComEd	$155 million of 8.50% Subordinated Debentures of ComEd Financing II, due January 15, 2027

ComEd	$120 million of 8.00% First Mortgage Bonds, Series 83 due May 15, 2008

ComEd	$100 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2002, due April 15, 2013(a)

ComEd	$91 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2005, due March 1, 2017(a)

Company	Retirement of long-term debt during the nine months ended September 30, 2008
ComEd	$50 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 C, due March 1, 2020(a)

ComEd	$42 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 B, due November 1, 2019(a)

ComEd	$40 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003, due May 15, 2017(a)

ComEd	$20 million tax-exempt variable auction-rate First Mortgage Bonds, Series 2003 D, due January 15, 2014(a)

ComEd	$2 million of 3.875-4.75% Sinking fund debentures due at various dates

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$50 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$4 million First and Refunding Mortgage Bonds, variable rate due December 1, 2012(b)

PECO	$450 million of 3.5% First and Refunding Mortgage Bonds, due May 1, 2008

PECO	$207 million of 6.13% PETT Transition Bonds, due September 1, 2008

PECO	$238 million of 7.625% PETT Transition Bonds, due March 1, 2009

(a)	First Mortgage Bonds issued under the ComEd mortgage indenture to secure variable weekly-rate tax-exempt pollution control bonds.
(b)

First and Refunding Mortgage Bonds issued under the PECO mortgage indenture to secure tax-exempt pollution control bonds and notes that were issued to refinance auction rate tax-exempt pollution control bonds.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to strengthen their respective balance sheets. See discussion above regarding Exelon’s tender offer during the third quarter of 2009.

Dividends.    Cash dividend payments and distributions during the nine months ended September 30, 2009 and 2008 by Registrant were as follows:

	Nine Months Ended September 30,
	2009	2008
Exelon	$1,038	$989
Generation	1,800	1,244
ComEd	180	—
PECO	250	385

Short-Term Borrowings.    During the nine months ended September 30, 2009, Exelon and PECO repaid $151 million and $95 million of commercial paper, respectively. During the nine months ended September 30, 2009, ComEd incurred $80 million of outstanding borrowings under its credit agreement. During the nine months ended September 30, 2008, PECO repaid $223 million of commercial paper. During the nine months ended September 30, 2008, ComEd repaid $208 million of outstanding borrowings under its credit agreement.

Exelon called for redemption, on October 23, 2009, its remaining outstanding 6.75% Senior Notes due May 1, 2011 (Exelon Notes) and Generation called for redemption, on October 23, 2009, its remaining outstanding 6.95% Senior Notes due June 15, 2011 (Generation Notes). In connection with the call, Exelon and Generation incurred losses associated with the early retirement of debt of approximately $10 million and $14 million, respectively, which will be recorded in the fourth quarter of 2009. Accordingly, the remaining balances of outstanding Exelon Notes and Generation Notes have been reclassified to current liabilities within Exelon and Generation’s Consolidated Balance Sheets at September 30, 2009.

Retirement of Long-Term Debt to Financing Affiliates.    Retirement of long-term debt to financing affiliates during the nine months ended September 30, 2009 and 2008 by Registrant was as follows:

	Nine Months Ended September 30,
	2009	2008
Exelon	$533	$862
ComEd	—	417
PECO	533	445

Contributions from Parent/Member.    Contributions from Parent/Member (Exelon) during the nine months ended September 30, 2009 and 2008 by Registrant was as follows:

	Nine Months Ended September 30,
	2009	2008
Generation	$58	$86
ComEd	8	13
PECO(a)	267	249

(a)	$240 million and $213 million for the nine months ended September 30, 2009 and 2008, respectively, reflect payments received to reduce the parent receivable.

Other.    Other significant financing activities for Exelon for the nine months ended September 30, 2009 and 2008 were as follows:

•	Exelon received proceeds from employee stock plans of $28 million and $122 million during the nine months ended September 30, 2009 and 2008, respectively.

•

Exelon’s other financing activities during the nine months ended September 30, 2009 and 2008 include $7 million and $61 million, respectively, of excess tax benefits, which represent the tax deduction in excess of the tax benefit related to compensation cost recognized for stock options exercised.

Credit Matters

Recent Market Conditions

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $7.3 billion in aggregate total commitments of which $6.8 billion was available as of September 30, 2009, and of which no financial institution has more than 10% of the aggregate commitments for Exelon, Generation and PECO and 12% for ComEd. Generation also has additional letter of credit facilities that will expire in the second quarter of 2010, which are used to enhance variable rate long-term tax-exempt debt totaling $213 million. Generation intends to extend or replace the expiring letters of credit with new letters of credit at reasonable terms or remarket the bonds with an interest rate term not requiring letter of credit support. If Generation is unable to remarket these bonds at reasonable terms, Generation will repurchase them. Exelon, Generation and PECO had access to the commercial paper market during the third quarter and they were able to fund their short-term liquidity needs with commercial paper at favorable rates compared to 2008, when necessary. ComEd utilizes its credit facility to fund its short-term liquidity needs and provide credit enhancement for $191 million of variable rate tax-exempt bonds. Due to an upgrade in ComEd’s commercial paper rating on July 22, 2009 and improvements in the commercial paper market, ComEd is expected to be able to access the commercial paper market as an additional source of liquidity. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A Risk Factors of Exelon’s 2008 Annual Report on Form 10-K for further information regarding the effects of a uncertainty in the capital and credit markets or significant bank failures.

The Registrants believe their cash flow from operations, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of September 30, 2009, it would have been required to provide incremental collateral of approximately $718 million, which is well within its current available credit facility capacities of approximately $4.7 billion. The $718 million includes $511 million of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payable and receivables, net of the contractual right of offset under master netting agreements and $207 million of financial assurances that Generation would be required to provide Nuclear Electric Insurance Limited (NEIL) related to annual retrospective premium obligations. If ComEd lost its investment grade credit rating as of September 30, 2009, it would have been required to provide incremental collateral of approximately $207 million, which is well within its current available credit facility capacity of approximately $571 million. If PECO lost its investment grade credit rating as of September 30, 2009, it would have been required to provide collateral of $5 million pursuant to PJM’s credit policy and could have been required to provide collateral of approximately $35 million related to its natural gas procurement contracts, which is well within PECO’s current available credit facility capacity of $564 million.

Exelon Credit Facilities

Exelon meets its short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool, and ComEd meets its short-term liquidity requirements primarily through borrowings under its credit facility. While short-term borrowing costs have not been significant to date, further uncertainty in the credit markets may result in increased costs for commercial paper borrowings. Continued uncertainty in the credit markets could limit the ability of the Registrants to issue commercial paper, which may increase their reliance on their respective revolving credit agreements for short-term liquidity purposes. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 7 of the Combined Notes to the Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

ComEd’s $952 million credit facility agreement expires on February 16, 2011. ComEd expects to extend/refinance the facility in 2010.

On October 23, 2009, Exelon entered into new credit facility agreements totaling $67 million with minority and community banks located primarily within its service territory. The credit agreements were for ComEd, PECO and Generation in the amounts of $30 million, $30 million and $7 million, respectively. These agreements are utilized primarily for issuing letters of credit.

The following table reflects the Registrants’ commercial paper programs and revolving credit agreements at September 30, 2009.

Commercial Paper Programs
Commercial Paper Issuer	Maximum Program Size(a)	Outstanding Commercial Paper at September 30, 2009	Average Interest Rate on Commercial Paper Borrowings for the nine months ended September 30, 2009
Exelon Corporate	$957	$—	0.72%
Generation	4,834	—	—
ComEd(b)	952	—	—
PECO	574	—	0.67%

(a)	Equals aggregate bank commitments under revolving credit agreements.
(b)

Prior to July 22, 2009, ComEd was unable to access the commercial paper market given the market conditions. On July 22, 2009, ComEd’s commercial paper rating was upgraded, which is expected to enable ComEd to access the commercial paper market going forward.

In order to maintain their respective commercial paper programs in the amounts indicated above, each Registrant must have revolving credit facilities in place at least equal to the amount of its commercial paper program. While the amount of its commercial paper outstanding does not reduce available capacity under a Registrant’s credit agreement, a Registrant does not issue commercial paper in an aggregate amount exceeding the available capacity under its credit agreement.

Revolving Credit Agreements
Borrower	Aggregate Bank Commitment(a)	Outstanding Borrowings/ Facility Draws	Outstanding Letters of Credit	Available Capacity under Revolving Credit Agreements as of September 30, 2009	Average Interest Rate on Borrowings for nine months ended September 30, 2009
Exelon Corporate	$957	$—	$5	$952	—
Generation	4,834	—	164	4,670	—
ComEd	952	140	241	571	0.81%
PECO	574	—	10	564	—

(a)

Excludes $66 million of credit facility agreements arranged with minority and community banks in October 2008 which were solely utilized to issue letters of credit and expired on October 23, 2009. See discussion above regarding $67 million of new credit facilities entered into with minority and community banks on October 23, 2009.

Interest rates on advances under the credit facilities are based on either prime or the LIBOR plus an adder based on the credit rating of the borrower as well as the total outstanding amounts under the agreement at the time of borrowing. In the cases of Exelon, Generation and PECO, the maximum LIBOR adder is 65 basis points; and in the case of ComEd, it is 162.5 basis points.

Each credit agreement requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The interest coverage ratios exclude revenues and interest expenses attributable to securitization debt, certain changes in working capital, distributions on preferred securities of subsidiaries and interest on nonrecourse debt. The following table summarizes the minimum thresholds reflected in the credit agreements for the nine months ended September 30, 2009:

	Exelon	Generation	ComEd	PECO
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1

At September 30, 2009, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO
Interest coverage ratio	13.25	40.18	5.96	5.33

An event of default under any Registrant’s credit facility will not constitute an event of default under any of the other Registrants’ credit facilities, except that a bankruptcy or other event of default in the payment of principal, premium or interest on any indebtedness having a principal amount in excess of $100 million in the aggregate by Generation (including Generation’s credit facility) will constitute an event of default under the Exelon credit facility.

Security Ratings

The Registrants’ access to the capital markets, including the commercial paper market, and their respective financing costs in those markets may depend on the securities ratings of the entity that is accessing the capital markets.

Listed below are the Registrants’ securities ratings as of September 30, 2009.

	Securities	Moody’s Investor Service (Moody’s)	Standard and Poor’s Corporation (S&P)	Fitch
Exelon
	Senior unsecured debt	Baa1	BBB-	BBB+
	Commercial paper	P2	A2	F2
Generation
	Senior unsecured debt	A3	BBB	BBB+
	Commercial paper	P2	A2	F2
ComEd
	Senior unsecured debt	Baa3	BBB	BBB-
	Senior secured debt	Baa1	A-	BBB
	Commercial paper	P3	A2	B
PECO
	Senior unsecured debt	A3	BBB	A-
	Senior secured debt	A2	A-	A
	Commercial paper	P2	A2	F2
	Transition bonds(a)	Aaa	AAA	AAA

(a)	Issued by PETT, an unconsolidated affiliate of PECO.

None of the Registrants’ borrowings are subject to default or prepayment as a result of a downgrading of securities although such a downgrading of a Registrant’s securities could increase fees and interest charges under that Registrant’s credit agreements.

A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

On July 21, 2009, following Exelon’s termination of efforts to acquire NRG, Fitch affirmed Exelon’s and Generation’s current ratings and removed both Registrants from Ratings Watch Negative. Both Registrants were assigned a Stable ratings outlook. On July 22, 2009, S&P affirmed the ratings for Exelon, Generation and PECO and removed each Registrant from CreditWatch Negative. S&P also raised ComEd’s corporate credit rating to BBB from BBB-, its senior secured rating to A- from BBB+, its senior unsecured rating to BBB from BBB-, and its short-term rating to A2 from A3. S&P also removed ComEd’s ratings from CreditWatch Negative. The outlook for all ratings is Stable. On July 23, 2009, Moody’s confirmed Exelon’s and Generation’s current ratings and PECO’s long-term debt rating. The outlook for Exelon’s and Generation’s debt rating is Stable. PECO’s long-term debt rating was placed on Negative outlook and its short-term rating was downgraded to P2 from P1.

On August 3, 2009, Moody’s changed its methodology widening the notching between most senior secured debt ratings and senior unsecured debt ratings of investment grade regulated utilities. As a result, ComEd’s senior secured ratings increased to Baa1 from Baa2.

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

The terms of the financial swap contract between Generation and ComEd provide that: (1) if ComEd is downgraded below investment grade by Moody’s or S&P, or (2) if Generation is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the contracted price levels. However, under the terms of the financial swap contract, collateral postings will never exceed $200 million from either ComEd or Generation.

PECO’s supplier master agreements that govern the terms of its default service program contracts do not contain provisions that would require PECO to post collateral. PECO’s natural gas procurement contracts contain provisions that require PECO to post collateral. This collateral may be posted in the form of cash or credit support with threshold’s contingent upon PECO’s credit rating from Moody’s and S&P. The collateral and credit support requirements vary by contract and by counterparty.

Intercompany Money Pool.    To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant during the nine months ended September 30, 2009 are presented in the following table in addition to the net contribution or borrowing as of September 30, 2009:

	Maximum Contributed	Maximum Borrowed	September 30, 2009 Contributed (Borrowed)
Generation	$138	$—	$—
PECO	106	—	—
BSC	—	140	(24)
Exelon Corporate	103	N/A	24

Variable-Rate Debt

Generation repurchased $46 million in unenhanced tax-exempt variable rate debt on February 23, 2009 due to a failed remarketing. In June 2009, Generation refinanced the debt with $46 million in bonds at a term rate through May 2012 and a maturity of 2042.

During the second quarter of 2009, ComEd repurchased $191 million of its credit enhanced variable-rate tax-exempt debt. This debt, with maturities ranging from 2017 – 2021, was subsequently remarketed with credit enhancement provided by letters of credit issued under ComEd’s revolving credit facility. The letters of credit expire shortly before the expiration of the credit facility in 2011.

Generation had letters of credit that expired during the third quarter of 2009, which were used to credit enhance variable-rate long-term tax-exempt debt totaling $307 million, with maturities ranging from 2021 – 2034. Generation could not find alternative letters of credit at reasonable terms, and therefore repurchased the $307 million in tax-exempt debt during September 2009. Generation has the ability to remarket these bonds whenever it determines it to be economically advantageous given market conditions. In addition, Generation has letter of credit facilities that will expire in the second quarter of 2010, which are used to credit enhance variable-rate long-term tax-exempt debt totaling $213 million, with maturities ranging from 2016 – 2034. Generation intends to extend or replace the expiring letters of credit with new letters of credit at reasonable terms, or remarket the bonds with an interest rate term not requiring letter of credit support. If Generation is unable to remarket these bonds at reasonable terms Generation will repurchase them.

Under the terms of Generation’s and ComEd’s variable-rate tax-exempt debt agreements, Generation or ComEd may be required to repurchase any outstanding debt before its stated maturity unless supported by sufficient letters of credit. If either Generation or ComEd were required to repurchase the debt, it would reassess its options to obtain new letters of credit or remarket the bonds in a manner that does not require letter of credit support. Generation and ComEd have classified amounts outstanding under these debt agreements as long-term, based on management’s intent and ability to either renew or replace the letters of credit, refinance the debt at reasonable terms on a long-term fixed-rate basis, or utilize the capacity under existing long-term credit facilities.

Investments in Nuclear Decommissioning Trust Funds

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s nuclear decommissioning trust fund investment policy. With regards to equity securities, Generation’s investment policy establishes limits on the concentration of equity holdings in any one company and also in any one industry. With regards to its fixed-income securities, Generation’s investment policy limits the concentrations of the types of bonds that may be purchased for the trust funds and also requires a minimum percentage of the portfolio to have investment grade ratings (minimum credit quality ratings of “Baa3” by Moody’s, “BBB-” by S&P and “BBB-” by Fitch Ratings) while requiring that the overall portfolio maintain a minimum credit quality rating of “A2”. See “Executive Overview” for further information regarding the trust funds and the NRC’s minimum funding requirements and related liquidity ramifications.

Shelf Registrations

The Registrants filed shelf registration statements that became effective upon filing and are not required to specify the amount of securities to be offered thereon. As of September 30, 2009, the Registrants had current shelf registration statements for the sale of unspecified amounts of securities that were effective with the SEC. The ability of the Registrants to sell securities in the public market or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, the current financial condition of the company, its securities ratings and current overall capital market conditions, including that of the utility industry in general.

Regulatory Authorizations

As of September 30, 2009, ComEd had $389 million in long-term debt refinancing authority and, $399 million in new money long-term debt financing authority from the ICC, and $2.5 billion in short-term financing authority from FERC. As of September 30, 2009, PECO had $1.9 billion in long-term debt financing authority from the PAPUC and $1.5 billion in short-term financing authority from FERC.

In September 2009, ComEd and PECO filed requests with FERC for short-term financing authority in the amounts of $2.5 billion and $1.5 billion, respectively. Upon approval, the requested two-year authorizations will replace the authorizations expiring on December 31, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. The Registrants’ contractual obligations and commercial commitments as of September 30, 2009 changed from December 31, 2008 as follows:

Exelon

•

Exelon’s letters of credit decreased $143 million primarily related to the ComEd’s decrease as discussed below. Guarantees decreased by $194 million predominantly as a result of decreases in Generation’s guarantees as noted below. Guarantees decreased by $272 million for 2009, increased by $117 million for 2010 through 2011, increased by $7 million for 2012 through 2013 and decreased by $47 million for 2014 and beyond.

•

Exelon’s other purchase obligations, which primarily represent commitments for services, materials and information, increased $139 million for 2009, $128 million for 2010 through 2011 and $17 million for 2012 through 2013, and decreased $3 million for 2014 and beyond.

•

See “Cash Flows From Operating Activities — Pension and Other Postretirement Benefits” above for estimated future pension contributions utilizing the newly issued guidance from the U.S. Treasury Department and assuming an estimated unfunded status for the pension plans of $4,073 million at September 30, 2009. The estimated qualified pension contributions include required contributions and contributions necessary to avoid benefit restrictions.

Generation

•

Letters of credit increased by $36 million and guarantees decreased by $183 million primarily as a result of energy trading activities and the reorganization of AmerGen, which was merged into Generation effective January 8, 2009.

•

Generation’s total commitments for future sales of energy to unaffiliated third-party utilities and others increased by approximately $205 million during the nine months ended September 30, 2009, reflecting increases of approximately $599 million, $748 million $343 million, $88 million and $5 million related to 2010, 2011, 2012, 2013 and 2014 and beyond sales commitments, respectively, offset by the fulfillment of approximately $1,578 million of 2009 commitments during the nine months ended September 30, 2009. The increases were primarily due to increased overall hedging activity in the normal course of business. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information regarding Generation’s hedging program.

•

Pursuant to a PPA with Public Service Company of Oklahoma, a subsidiary of American Electric Power, dated as of April 17, 2009, Generation agreed to sell its rights to up to 520 megawatts (MW), or approximately two-thirds, of the capacity, energy and ancillary services supplied under its existing long-term contract with Green Country Energy, LLC. The delivery of power under the PPA is to commence June 1, 2012 and run through February 28, 2022. An Order approving the PPA was entered by the Oklahoma Corporation Commission on September 11, 2009. The Order became final in October 2009.

•

Generation’s total fuel purchase obligations for nuclear and fossil generation increased by approximately $4,398 million during the nine months ended September 30, 2009, reflecting increases of approximately $108 million, $453 million, $406 million, $561 million and $3,782 million for 2010, 2011, 2012, 2013 and beyond, respectively, due to contracts entered into in the normal course of business, offset by the fulfillment of approximately $912 million of 2009 commitments during the nine months ended September 30, 2009.

•

Generation’s other purchase obligations, which primarily represent commitments for services, materials and information increased $8 million for 2009, $69 million for 2010 through 2011 and $7 million for 2012 through 2013, and decreased $3 million for 2014 and beyond.

ComEd

•	ComEd’s letters of credit decreased by $96 million, primarily due to reduction in the collateral requirement to PJM resulting from a change in the PJM billing cycle.

•

In May 2009, ComEd entered into procurement contracts to enable ComEd to meet a portion of its customers’ electricity requirements for the period from June 2009 to May 2011. These contracts resulted in an increase in ComEd’s energy commitments of $88 million for the remainder of 2009, $269 million for 2010 and $31 million for 2011. See Note 3 of the Combined Notes to Consolidated Financial Statements for further information.

•

In May 2009, ComEd entered into contracts for the procurement of renewable energy credits totaling approximately $31 million. Through September 30, 2009, $18 million had been purchased, with $13 million to be purchased by May 31, 2010. See Note 3 of the Combined Notes to Consolidated Financial Statements for further information.

•

ComEd’s PJM regional transmission expansion plan (RTEP) baseline project commitments decreased by $47 million, $32 million and $5 million for 2009, 2010 and 2013, respectively and increased by $23 million for 2011 and 2012 driven by changes in estimated timing and amount of project spending.

•	ComEd’s other purchase obligations, which primarily represent commitments for services, materials and information increased $6 million for 2009 and $12 million for 2010 through 2011.

PECO

•	PECO’s PJM RTEP baseline project commitments increased by $7 million in 2009 due to PJM approved changes to project scope and service dates.

•

PECO’s total natural gas purchase obligations increased by approximately $130 million during the nine months ended September 30, 2009, reflecting increases of $17 million, $41 million, $11 million, $18 million, $15 million, and $28 million in 2009, 2010, 2011, 2012, 2013 and 2014 and beyond, respectively, primarily related to increased natural gas purchase commitments made in accordance with PECO’s PAPUC-approved procurement schedule.

•

In June and September 2009, PECO entered into procurement contracts to enable PECO to meet a portion of its customers’ electricity requirements for 2011, 2012 and 2013. PECO’s energy commitments related to these contracts are $594 million for 2011, $294 million for 2012 and $50 million for 2013. See Note 3 — Regulatory Issues for further information.

•

PECO’s AEC purchase commitments were not significant as of December 31, 2008. As of September 30, 2009, PECO’s AEC purchase commitments were $6 million for 2010, $9 million for 2011, 2012 and 2013 and $4 million for 2014. See Note 3 — Regulatory Issues for additional information.

•

PECO’s other purchase obligations, which primarily represent commitments for services, materials, and information increased $118 million for 2009, $27 million for 2010 through 2011 and $2 million for 2012 through 2013.

•

On September 17, 2009, PECO renewed its agreement with a financial institution under which it sold an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable, which PECO accounted for as a sale under the current authoritative guidance related to accounting for transfers and servicing of financial assets. PECO continues to retain the servicing responsibility for the sold receivables and has recorded a servicing liability. The agreement terminates on September 16, 2010, unless extended in accordance with its terms. As of September 30, 2009, PECO was in compliance with the requirements of the agreement.

•

PECO’s outstanding letters of credit decreased by $83 million primarily due to the reduction in the collateral requirement with PJM based on an agreement executed in February 2009 between PECO, Generation and PJM that changed the way that PECO and Generation administer their PPA for default service.

See Note 14 of the Combined Notes to Consolidated Financial Statements for further information on the Registrants’ commitments.

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

Results of Operations

A discussion of items pertinent to Generation’s results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is set forth under “Results of Operations — Generation” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

Generation’s business is capital intensive and requires considerable capital resources. Generation’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, participation in the intercompany money pool or capital contributions from Exelon. Generation’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where Generation no longer has access to the capital markets at reasonable terms, Generation has access to revolving credit facilities of $4.8 billion that Generation currently utilizes to support its commercial paper program and to issue letters of credit.

See the “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q for further discussion.

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

COMMONWEALTH EDISON COMPANY

General

ComEd operates in a single business segment and its operations consist of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services in northern Illinois, including the City of Chicago.

Executive Overview

A discussion of items pertinent to ComEd’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

A discussion of items pertinent to ComEd’s results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is set forth under “Results of Operations — ComEd” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where ComEd no longer has access to the capital markets at reasonable terms, ComEd has access to its revolving credit facility. At September 30, 2009, ComEd had access to a revolving credit facility with aggregate bank commitments of $952 million.

See the “EXELON CORPORATION — Liquidity and Capital Resources” and Note 7 of the Combined Notes to the Financial Statements of this Form 10-Q for further discussion.

Capital resources are used primarily to fund ComEd’s capital requirements, including construction, retirement of debt, and contributions to Exelon’s pension plans. Additionally, ComEd operates in rate-regulated environments in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time. ComEd paid a dividend of $180 million on its common stock during the first nine months of 2009. To manage its cash flows and its capital structure, ComEd did not pay a dividend in 2008.

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

PECO ENERGY COMPANY

General

PECO operates in a single business segment and its operations consist of the purchase and regulated retail sale of electricity and the provision of distribution and transmission services in southeastern Pennsylvania, including the City of Philadelphia, and the purchase and regulated retail sale of natural gas and the provision of distribution services in Pennsylvania in the counties surrounding the City of Philadelphia.

Executive Overview

A discussion of items pertinent to PECO’s executive overview is set forth under “EXELON CORPORATION — Executive Overview” of this Form 10-Q.

Results of Operations

A discussion of items pertinent to PECO’s results of operations for the three months ended September 30, 2009 compared to three months ended September 30, 2008 and nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is set forth under “Results of Operations — PECO” in “EXELON CORPORATION — Results of Operations” of this Form 10-Q.

Liquidity and Capital Resources

PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations, and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper, or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At September 30, 2009, PECO had access to a revolving credit facility with aggregate bank commitments of $574 million.

See “EXELON CORPORATION — Liquidity and Capital Resources” of this Form 10-Q for further discussion.

Capital resources are used primarily to fund PECO’s capital requirements, including construction, retirement of debt, the payment of dividends and contributions to Exelon’s pension plans. Additionally, PECO operates in a rate-regulated environment in which the amount of new investment recovery may be limited and where such recovery takes place over an extended period of time.

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

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s Risk Management Committee (RMC) approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Exelon Board of Directors on the scope of the risk management activities.

Commodity Price Risk (Exelon, Generation, ComEd and PECO)

To the extent the amount of energy Exelon generates differs from the amount of energy it has contracted to sell, Exelon has price risk from commodity price movements. Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather conditions, governmental regulatory and environmental policies, and other factors. Exelon seeks to mitigate its commodity price risk through the purchase and sale of electric capacity, energy and fossil fuels including oil, natural gas, coal and emission allowances. Within Exelon, Generation has the most exposure to commodity price risk. PECO has transferred substantially all of its near term electricity commodity price risk to Generation through a purchase power agreement (PPA) that expires at the end of 2010. PECO’s commodity price risk following the expiration of its generation rate caps and the PPA is addressed by its PAPUC-approved Default Service Program (DSP Program), which allows for full cost recovery and has a 29-month term that expires on May 31, 2013. As a mechanism to reduce commodity price risk relating to natural gas, PECO has implemented a natural gas procurement policy that is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s actual costs of natural gas are recovered from customers through the PAPUC’s purchased gas cost clause, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. ComEd has transferred most of its near term commodity price risk to generating companies through the ICC approved procurement processes and a significant portion of its longer term commodity price risk to Generation through the five-year financial swap contract that expires on May 31, 2013. The Illinois Settlement Legislation provides for the pass-through of procurement costs by ComEd to its customers.

Generation

Generation’s energy contracts are accounted for under the derivative accounting guidance. Economic hedges may qualify for the normal purchases and normal sales exception which is discussed in Generation’s 2008 Annual Report on Form 10-K, Critical Accounting Policies and Estimates. Economic hedges that do not qualify for the normal purchases and normal sales exception are recorded as assets or liabilities on the balance sheet at fair value. Changes in the derivatives recorded at fair value are recognized in results of operations unless specific hedge accounting criteria are met and the derivatives are designated as cash-flow hedges, in which case changes in fair value are recorded in other comprehensive income (OCI), and gains and losses are recognized in results of operations when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet the hedge criteria or are not designated as such are recognized in current results of operations.

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including ComEd’s and PECO’s retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into physical contracts as well as financial derivative contracts, including forwards, futures, swaps, and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges will occur during 2009 through 2011 and the ComEd financial swap contract during 2009 through 2013.

The economic hedge activity resulted in a net mark-to-market energy contract asset position, excluding the rights of offset for derivative instruments subject to master netting agreements and the application of collateral, of $2,836 million at September 30, 2009, comprised of a net energy contract asset for cash-flow hedges of $2,344 million and a net energy contract asset for other derivatives of $492 million. The net mark-to-market asset position for the portfolio at September 30, 2009 is a result of forward market prices decreasing relative to the contracted price of the derivative instruments, the majority of which are hedges of future power sales. Activity associated with the cash-flow hedges are recognized through accumulated OCI until the period in which the associated physical sale of power occurs. At that time, the cash-flow hedge’s mark-to-market position is reversed and reclassified as results of operations, which when combined with the impacts of the actual physical power sale, results in the ultimate recognition of net revenues at the contracted price.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of September 30, 2009, the percentage of expected generation hedged was 98%-100%, 88%-91%, and 63%-66% for 2009, 2010 and 2011, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include cash-flow hedges, other derivatives and certain non-derivative contracts including sales to ComEd and PECO to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. During peak periods, Generation’s amount hedged declines to meet its energy and capacity commitments to ComEd and PECO. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price exposure for Generation’s non-trading portfolio associated with a $5 reduction in the annual average Ni-Hub and PJM-West around-the-clock energy price based on September 30, 2009 market conditions and hedged position would be a decrease in pre-tax net income of approximately $4 million, $63 million and $337 million, respectively, for 2009, 2010 and 2011. Power prices sensitivities are derived by adjusting the power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation uses financial contracts for proprietary trading purposes. Proprietary trading includes all contracts entered into purely to profit from market price changes as opposed to hedging an exposure. These activities are accounted for on a mark-to-market basis. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a very small portion of Generation’s overall energy marketing activities. For example, the limit on open positions in electricity for any forward month represents less than one percent of Generation’s owned and contracted supply of electricity. Generation expects this level of proprietary trading activity to continue in the future. The proprietary trading activities, which included volumes of 1,645 gigawatt hours (GWhs) and 5,979 GWhs for the three and nine months ended September 30, 2009 and 3,092 GWhs and 6,738 GWhs for the three and nine months ended September 30, 2008, respectively. Trading portfolio activity for the nine months ended September 30, 2009 resulted in pre-tax gains of $2 million due to net mark-to-market losses of $61 million and realized gains of $63 million. Generation uses a 95% confidence interval, one day holding period, one-tailed statistical measure in calculating its Value-at-Risk (VaR). The daily VaR on proprietary trading activity averaged $140,000 of exposure over the last 18 months. Because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the nine months ended September 30, 2009 of $5,167 million, Generation has not segregated proprietary trading activity in the following tables. The trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop-loss and VaR limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s Risk Management Committee monitor the financial risks of the proprietary trading activities.

ComEd

The financial swap contract between Generation and ComEd was deemed prudent by the Illinois Settlement Legislation, thereby ensuring that ComEd will be entitled to receive full cost recovery in rates. The change in fair value each period is recorded by ComEd with an offset to a regulatory asset or liability.

The contracts that ComEd has entered into as part of the initial ComEd auction and the RFP contracts are deemed to be derivatives that qualify for the normal purchases and normal sales exception under derivative accounting guidance. ComEd does not enter into derivatives for speculative or trading purposes. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information regarding derivatives.

PECO

Generation and PECO have entered into a long-term full-requirements PPA under which PECO obtains all of its electric supply from Generation through 2010. The PPA is not considered a derivative. Pursuant to the PECO’s PAPUC-approved DSP Program, PECO began to procure electric generation in June 2009. PECO has entered into forward purchase energy block (block contracts) and full requirements fixed price contracts to procure electric generation for its residential, small commercial and medium commercial procurement classes. The full requirements fixed price contracts qualify for the normal purchases and normal sales scope exception. PECO records the fair value of the block contracts on its Consolidated Balance Sheets. However, since these block contracts were executed in accordance with the PAPUC-approved DSP Program and PECO will receive full cost recovery in rates, PECO did not elect hedge accounting and the change in fair value is recorded by PECO as a regulatory asset or liability. See Note 8 of the Combined Notes to Consolidated Financial Statements for additional information regarding derivatives.

PECO has also entered into derivative natural gas contracts to hedge its long-term price risk in the natural gas market. All of PECO’s natural gas supply agreements that are derivatives qualify for the normal purchases and normal sales exception.

Trading and Non-Trading Marketing Activities.    The following detailed presentation of Exelon’s, Generation’s, ComEd’s and PECO’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s and PECO’s mark-to-market net asset or liability balance sheet position from January 1, 2009 to September 30, 2009. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchases and normal sales contracts.

	Generation	ComEd	PECO	Intercompany Eliminations(e)	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2008(a)	$1,118	$(456)	$—	$—	$662
Total change in fair value during 2009 of contracts recorded in result of operations	100	—	—	—	100
Reclassification to realized at settlement of contracts recorded in results of operations	(13)	—	—	—	(13)
Ineffective portion recognized in income	(10)	—	—	—	(10)
Reclassification to realized at settlement from accumulated OCI(b)	(1,138)	—	—	180	(958)
Effective portion of changes in fair value—recorded in OCI(c) (f)	2,058	—	—	(809)	1,249
Changes in fair value—energy derivatives(d)	—	(628)	(3)	629	(2)
Changes in collateral	(384)	—	—	—	(384)
Other balance sheet reclassifications	15	—	—	—	15

Total mark-to-market energy contract net assets (liabilities) at September 30, 2009(a)	$1,746	$(1,084)	$(3)	$—	$659

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)

For Generation, includes $180 million loss of reclassifications from accumulated OCI to net income for the nine months ended September 30, 2009 related to the settlement of the five-year financial swap contract with ComEd.

(c)

For Generation, includes $808 million gain of changes in fair value of the five-year financial swap with ComEd for the nine months ended September 30, 2009, and $1 million gain of changes in fair value of the block contracts with PECO for the nine months ended September 30, 2009.

(d)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of September 30, 2009, ComEd recorded a $1,084 million regulatory asset related to its mark-to-market derivative liability. Includes $808 million of changes in the fair value and $180 million gain of reclassifications from regulatory asset to purchased power expense due to settlements during 2009 of ComEd’s financial swap with Generation. For PECO, the changes in fair value are recorded as a regulatory asset or liability. As of September 30, 2009, PECO recorded a $3 million regulatory asset related to changes in the fair value of its mark-to-market derivative liability for its block contracts, which includes $1 million related to PECO’s block contracts with Generation. PECO’s mark-to-market derivative liabilities are included in other deferred credits and other liabilities on PECO’s Consolidated Balance Sheets.

(e)

Amounts related to the five-year financial swap between Generation and ComEd are eliminated in consolidation. Amounts related to the block contracts between Generation and PECO are eliminated in consolidation.

(f)	For Generation, includes $10 million of changes in cash-flow hedge ineffectiveness, of which none was related to Generation’s financial swap contract with ComEd.

The following tables detail the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Generation(a)(b)	ComEd(a)	PECO(a)	Intercompany Eliminations(c)	Exelon
Current assets	$772	$—	$—	$(305)	$467
Noncurrent assets	1,250	—	—	(780)	470

Total mark-to-market energy contract assets	2,022	—	—	(1,085)	937

Current liabilities	(206)	(305)	—	305	(206)
Noncurrent liabilities	(70)	(779)	(3)	780	(72)

Total mark-to-market energy contract liabilities	(276)	(1,084)	(3)	1,085	(278)

Total mark-to-market energy contract net assets (liabilities)	$1,746	$(1,084)	$(3)	$—	$659

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $305 million and $779 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract. Includes a noncurrent asset for Generation and a noncurrent liability for PECO of $1 million related to the fair value of PECO’s block contracts with Generation.

(b)

Current and noncurrent assets are shown net of collateral of $374 million and $375 million, respectively, and current and noncurrent liabilities are shown net of collateral of $312 million and $76 million, respectively. The total cash collateral received net of cash collateral posted and offset against mark-to-market assets and liabilities was $1,137 million at September 30, 2009.

(c)

Amounts related to the five-year financial swap between Generation and ComEd are eliminated in consolidation. Amounts related to the block contracts between Generation and PECO are eliminated in consolidation.

	December 31, 2008
	Generation(a)(b)	ComEd(a)	Intercompany Elimination(c)	Exelon
Current assets	$521	$—	$(111)	$410
Noncurrent assets	835	—	(345)	490

Total mark-to-market energy contract assets	1,356	—	(456)	900

Current liabilities	(214)	(111)	111	(214)
Noncurrent liabilities	(24)	(345)	345	(24)

Total mark-to-market energy contract liabilities	(238)	(456)	456	(238)

Total mark-to-market energy contract net assets (liabilities)	$1,118	$(456)	$—	$662

(a)

Includes current and noncurrent assets for Generation and current and noncurrent liabilities for ComEd of $111 million and $345 million, respectively, related to the fair value of Generation’s and ComEd’s five-year financial swap contract.

(b)

Current and noncurrent assets are shown net of collateral of $177 million and $252 million, respectively, and current and noncurrent liabilities are shown net of collateral of $274 million and $50 million, respectively. The total cash collateral received net of cash collateral posted and offset against mark to market assets and liabilities was $753 million at December 31, 2008.

(c)	Amounts related to the five-year financial swap between Generation and ComEd are eliminated in consolidation.

Fair Values

The majority of Generation’s contracts are non-exchange-traded contracts valued using prices provided by external sources, primarily price quotations available through brokers or over-the-counter, on-line exchanges.

Prices reflect the average of the bid-ask mid-point prices obtained from all sources that Generation believes provide the most liquid market for the commodity. The terms for which such price information is available vary by commodity, region and product. The remainder of the contracts, which are primarily option contracts, represents contracts for which external valuations are not available. These contracts are valued using the Black model, an industry standard option valuation model.

The fair values reflect the level of forward prices and volatility factors as of September 30, 2009 and may change as a result of changes in these factors. Management uses its best estimates to determine the fair value of commodity and derivative contracts Generation, ComEd and PECO hold and sell. These estimates consider various factors including closing exchange and over-the-counter price quotations, time value, volatility factors and credit exposure. It is possible, however, that future market prices could vary from those used in recording assets and liabilities from the swap between Generation and ComEd, energy marketing, trading activities and such variations could be material. Refer to Note 8 of the Combined Notes to Consolidated Financial Statements for further information regarding valuation.

The following tables, which present maturity and source of fair value of mark-to-market energy contract net assets (liabilities), provides two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market asset or (liability). Second, the tables provide the maturity, by year, of the Registrants’ net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and either generate or require cash.

Exelon

	Maturities Within						Total Fair Value
	2009	2010	2011	2012	2013	2014 and Beyond
Normal Operations, qualifying cash-flow hedge contracts(a)(c):
Prices provided by external sources	$239	$413	$190	$43	$(11)	$1	$875
Prices based on model or other valuation methods	(1)	—	(2)	(1)	(4)	1	(7)

Total	$238	$413	$188	$42	$(15)	$2	$868

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$(1)	$(4)	$—	$—	$—	$—	$(5)
Prices provided by external sources	(199)	(44)	76	(6)	—	—	(173)
Prices based on model or other valuation methods	11	(26)	(7)	(9)	—	—	(31)

Total	$(189)	$(74)	$69	$(15)	$—	$—	$(209)

(a)	Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in OCI.
(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties of $1,137 million at September 30, 2009.

Generation

	Maturities Within						Total Fair Value
	2009	2010	2011	2012	2013	2014 and Beyond
Normal Operations, qualifying cash-flow hedge contracts(a)(c):
Prices provided by external sources	$239	$413	$190	$43	$(11)	$1	$875
Prices based on model or other valuation methods	91	318	314	272	84	1	1,080

Total	$330	$731	$504	$315	$73	$2	$1,955

Normal Operations, other derivative contracts(b)(c):
Actively quoted prices	$(1)	$(4)	$—	$—	$—	$—	$(5)
Prices provided by external sources	(199)	(44)	76	(6)	—	—	(173)
Prices based on model or other valuation methods	11	(26)	(7)	(9)	—	—	(31)

Total	$(189)	$(74)	$69	$(15)	$—	$—	$(209)

(a)

Mark-to-market gains and losses on contracts that qualify as cash-flow hedges are recorded in OCI. Includes $1,084 million gain associated with the five-year financial swap with ComEd and $1 million related to the fair value of the PECO block contracts.

(b)	Mark-to-market gains and losses on other non-trading hedge and trading derivative contracts that do not qualify as cash-flow hedges are recorded in results of operations.
(c)	Amounts are shown net of collateral paid to and received from counterparties of $1,137 million at September 30, 2009.

ComEd

	Maturities Within					Total Fair Value
	2009	2010	2011	2012	2013
Prices based on model or other valuation methods(a)	$92	$318	$313	$273	$88	$1,084

(a)	Represents ComEd’s net liabilities associated with the five-year financial swap with Generation.

PECO

	Maturities Within					Total Fair Value
	2009	2010	2011	2012	2013
Prices based on model or other valuation methods(a)	$—	$—	$3	$—	$—	$3

(a)	Represents PECO’s net liabilities associated with its block contracts executed under its DSP Program. Includes $1 million related to the fair value of PECO’s block contracts with Generation.

Cash-Flow Hedges

The table below provides details of effective cash-flow hedges included in the balance sheet as of September 30, 2009. The data in the table gives an indication of the magnitude of the hedges Generation has in place; however, since not all hedges are recorded in OCI, the table does not provide an all-encompassing picture of Generation’s hedges. The table also includes a rollforward of accumulated OCI related to cash-flow hedges from January 1, 2009 to September 30, 2009, providing insight into the drivers of the changes (new hedges entered into during the period and changes in the value of existing hedges).

Nine Months Ended September 30, 2009	Income Statement Location	Total Cash-Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
		Energy-Related Hedges		Total Cash- Flow Hedges
Accumulated OCI derivative gain at December 31, 2008		$855	(a)	$563
Effective portion of changes in fair value		1,235	(b)	748
Reclassifications from accumulated OCI to net income	Operating Revenue	(686	)(c)	(577)
Ineffective portion recognized in income	Purchased Power	6		6

Accumulated OCI derivative gain at September 30, 2009		$1,410	(a,d)	$740

(a)

Includes $653 million and $275 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, and $1 million of gains, net of taxes, related to the fair value of the block contracts with PECO as of September 30, 2009 and December 31, 2008, respectively.

(b)	Includes $487 million gain, net of taxes, of the effective portion of changes in fair value of the five-year financial swap contract with ComEd for the nine months ended September 30, 2009.
(c)

Includes $109 million loss, net of taxes, of reclassifications from accumulated OCI to net income related to the settlements of the five-year financial swap contract with ComEd for the nine months ended September 30, 2009.

(d)	Excludes $4 million gain, net of taxes, related to interest rate swaps settled in September 2009. See Note 7 of the Combined Notes to Consolidated Financial Statements for further information.

Credit Risk (Exelon, Generation, ComEd and PECO)

Generation

In September 2006, Generation participated in and won portions of the ComEd and Ameren electricity supply auctions. Beginning in 2007 and as a result of the auctions, Generation’s sales to counterparties other than ComEd and PECO increased due to the expiration of the PPA with ComEd on December 31, 2006. Illinois Settlement Legislation passed during 2007 established a new procurement process in place of the procurement auctions. Generation participated in the 2008 ComEd RFP procurement process and will continue to have credit risk in connection with contracts for sale of electricity resulting from the ICC-approved competitive procurement process. Generation has credit risk associated with counterparty performance on energy contracts which includes, but is not limited to, the risk of financial default or slow payment; therefore, Generation’s credit risk profile has changed based on the credit worthiness of the new and existing counterparties, including ComEd and Ameren. For additional information on the Illinois auction and the various regulatory proceedings, see Note 3 of the Combined Notes to Consolidated Financial Statements.

Generation enters into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a counterparty that allows for cross product netting. In addition to payment netting language in the enabling agreement, the credit department establishes margining thresholds and collateral requirements for each counterparty, which are defined in each contract. Counterparty credit limits are based on an internal credit review that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. To the extent that a counterparty’s margining thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. The credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis. See the Collateral section below for additional information.

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of September 30, 2009. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through Regional Transmission Organizations (RTOs), Independent System Operators (ISOs) and New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd and PECO of $111 million and $157 million, respectively. See Note 17 of the Combined Notes to Consolidated Financial Statements for further information.

Rating as of September 30, 2009	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,395	$543	$852	—	$—
Non-investment grade	7	7	—	—	—
No external ratings
Internally rated — investment grade	30	5	25	—	—
Internally rated — non-investment grade	2	1	1	—	—

Total	$1,434	$556	$878	—	$—

	Maturity of Credit Risk Exposure
Rating as of September 30, 2009	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$1,121	$274	$—	$1,395
Non-investment grade	7	—	—	7
No external ratings
Internally rated — investment grade	17	13	—	30
Internally rated — non-investment grade	2	—	—	2

Total	$1,147	$287	$—	$1,434

Net Credit Exposure by Type of Counterparty	As of September 30, 2009
Financial institutions	$313
Investor-owned utilities, marketers and power producers	496
Other	69

Total	$878

ComEd

Credit risk for ComEd is managed by credit and collection policies, which are consistent with state regulatory requirements. ComEd is currently obligated to provide service to all electric customers within its franchised territory. ComEd records a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. ComEd will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. The Illinois Settlement Legislation prohibits utilities, including ComEd, from terminating electric service to a residential electric space heat customer due to nonpayment between December 1 of any year through March 1 of the following year. ComEd will monitor the impact of its disconnection practices and will make any necessary adjustments to the provision for uncollectible accounts. ComEd did not have any customers representing over 10% of its revenues as of September 30, 2009.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on the price of energy in the spot market compared to the benchmark prices. The benchmark prices are the future prices of energy projected through the contract term and are set at the point of contract execution. If the price of energy in the spot market exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion. The unsecured credit used by the suppliers represents ComEd’s credit exposure. As of September 30, 2009, ComEd’s credit exposure to suppliers was immaterial and did not exceed the unsecured levels allowed by contract.

PECO

Credit risk for PECO is managed by credit and collection policies, which are consistent with state regulatory requirements. PECO is currently obligated to provide service to all retail electric customers within its franchised territory. PECO records a provision for uncollectible accounts, primarily based upon historical experience, to provide for the potential loss from nonpayment by these customers. In accordance with PAPUC regulations, after November 30 and before April 1, an electric distribution utility or natural gas distribution utility shall not terminate service to customers with household incomes at or below 250% of the Federal poverty level. PECO’s provision for uncollectible accounts will continue to be affected by changes in prices as well as changes in PAPUC regulations. PECO did not have any customers representing over 10% of its revenues as of September 30, 2009.

PECO has a PPA with Generation under which Generation has agreed to supply PECO with all of PECO’s electric supply needs through 2010. Generation supplies electricity to PECO from its portfolio of generation assets, PPAs and other market sources at prices that are currently below current market prices. The price for this electricity is essentially equal to the energy revenues earned from customers as specified by PECO’s 1998 restructuring settlement mandated by the Competition Act. As noted under Item 1A. Risk Factors of Exelon’s 2008 Annual Report on Form 10-K, PECO could be negatively affected if Generation could not perform under the PPA.

PECO’s supplier master agreements that govern the terms of its default service program contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from S&P, Fitch or Moody’s and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. If the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2009, PECO’s credit exposure to suppliers under its electric procurement contracts was immaterial and did not exceed unsecured levels allowed by the supplier master agreements.

PECO does not obtain collateral from suppliers under its natural gas supply agreements. As of September 30, 2009, PECO has no credit exposure under its natural gas supply contracts as the fixed-contract obligation costs are greater than projected market prices.

Collateral (Generation, ComEd and PECO)

Generation

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

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. In order to post collateral, Exelon depends on access to bank credit lines which serve as liquidity sources to fund collateral requirements. Since the banking industry issues started to surface in mid-2007, credit markets have tightened. Exelon will be required to renew most of its credit facilities in the 2011-2012 timeframe. The cost and availability to renew may be substantially different than when Exelon originally negotiated the existing liquidity facilities.

As of September 30, 2009, Generation had $32 million of cash collateral deposit payments being held by counterparties and Generation was holding $1,169 million of cash collateral deposits received from counterparties. $1,137 million of net cash collateral deposits received net of deposits made was offset against mark-to-market assets and liabilities. As of September 30, 2009, $1 million of cash collateral received and $1 million of cash collateral sent were not offset against net derivatives positions, because they were not associated with energy-related derivatives. See Note 14 of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

Beginning in 2007, under the Illinois auction rules and the supplier forward contracts that Generation entered into with ComEd, collateral postings will be one-sided from Generation only. Therefore, if market prices fall below ComEd’s benchmark price levels, ComEd is not required to post collateral; however, if market prices rise above the benchmark price levels with ComEd, Generation may be required to post collateral once certain unsecured credit limits are exceeded. Under the terms of the 5-year financial swap contract with ComEd, there are no immediate collateral provisions on either party. However, the swap contract also provides that: (1) if ComEd is downgraded below investment grade by Moody’s or S&P, or (2) if Generation is downgraded below investment grade by Moody’s or S&P, collateral postings would be required by the applicable party depending on how market prices compare to the benchmark price levels. Under the terms of the financial swap contract, collateral postings will never exceed $200 million from either ComEd or Generation. As of September 30, 2009, there was no cash collateral or letters of credit posted between any suppliers, including Generation, and ComEd associated with the supplier forward contracts.

Illinois Settlement Legislation passed during 2007 established a new procurement process in place of the procurement auctions. Beginning in June 2009, under the terms of ComEd’s standard block energy contracts, collateral postings are only required from the supplier, including Generation, should exposures between market prices and benchmark prices exceed unsecured credit limits outlined in the agreement. The terms of ComEd’s procurement contracts provide that collateral requirements of the suppliers are affected by their security ratings. As stipulated in the Illinois Settlement Legislation as well as the ICC-approved procurement tariff, ComEd is permitted to recover its costs of procuring power and energy plus any prudent costs that a utility incurs in arranging and providing for the supply of electric power and energy. Thus all costs associated with collateral postings are recoverable from retail customers through ComEd’s procurement tariff. See Note 8 of the Combined Notes to Consolidated Financial Statements for further information.

PECO

In October 2008, S&P downgraded PECO’s credit rating to BBB from BBB+. As a result, PECO was required to provide PJM $90 million in collateral in the form of a letter of credit. On February 26, 2009, PECO, Generation, and PJM entered into an agreement that changed the way PECO and Generation administer their PPA for default service, which enabled PECO’s collateral requirement to PJM to be reduced from $90 million to $5 million. On May 13, 2009, a remeasurement of the collateral requirement under the PJM credit policy indicated no collateral was required and the $5 million letter of credit was cancelled. If PECO lost its investment grade credit rating as of September 30, 2009, it would have been required to provide collateral of $5 million pursuant to PJM’s credit policy.

PECO’s supplier master agreements that govern the terms of its default service program contracts do not contain provisions that would require PECO to post collateral.

PECO’s natural gas procurement contracts contain provisions that require PECO to post collateral. This collateral may be posted in the form of cash or credit support with threshold’s contingent upon PECO’s credit rating from Moody’s and S&P. The collateral and credit support requirements vary by contract and by counterparty. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, PECO could have been required to provide collateral of approximately $35 million related to its natural gas procurement contracts, which is well within its current available credit facility capacity of $564 million. As of September 30, 2009, PECO was not required to post any additional collateral for any of these agreements.

RTOs and ISOs.

Generation, ComEd and PECO participate in all, or some, of the established, real-time energy markets that are administered by PJM, ISO-NE, New York ISO, MISO, Southwest Power Pool, Inc. and the Electric Reliability Council of Texas. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot markets that are operated by the RTOs or ISOs, as applicable. In areas where there is no spot market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may under certain circumstances require that losses arising from the default of one member on spot market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on the Registrants’ results of operations, cash flows and financial positions.

Exchange Traded Transactions.

Generation enters into commodity transactions on NYMEX and ICE. The NYMEX and ICE clearinghouse acts as the counterparty to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margining requirements. As a result, transactions on NYMEX and ICE are significantly collateralized and have limited counterparty credit risk.

Generation and PECO

Fuel Procurement.    Generation procures coal through annual, short-term and spot-market purchases and natural gas through annual, monthly and spot-market purchases. Nuclear fuel assemblies are obtained through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 59% of Generation’s uranium concentrate requirements from 2009 through 2013 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 14 of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

PECO procures natural gas from suppliers under both short-term and long-term contracts. PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply agreements is mitigated by its ability to recover its natural gas costs through the PAPUC purchased gas cost clause that allows PECO to adjust rates quarterly to reflect realized natural gas prices.

Exelon

Exelon’s consolidated balance sheets, as of September 30, 2009, included a $596 million net investment in direct financing leases. The investment in direct financing leases represents future minimum lease payments due at the end of the thirty-year lives of the leases of $1.5 billion, less unearned income of $896 million. The future minimum lease payments by lessees are supported by collateral and credit enhancement measures including letters of credit, surety bonds and credit swaps. Management regularly evaluates the credit worthiness of Exelon’s counterparties to these direct financing leases. During 2008, the entity providing the credit enhancement for one of the lessees did not meet the credit rating requirements of the lease. Exelon has extended a waiver and reduction of the rating requirement, which Exelon may terminate by giving 90 days notice to the lessee.

Interest-Rate Risk (Exelon, Generation and ComEd)

The Registrants use a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. The Registrants may also use interest-rate swaps when deemed appropriate to adjust exposure based upon market conditions. Additionally, the Registrants may use forward-starting interest-rate swaps and treasury rate locks to lock in interest-rate levels in anticipation of future financings. These strategies are employed to achieve a lower cost of capital. At September 30, 2009, Exelon had $100 million of notional amounts of fair-value hedges outstanding. A hypothetical 10% increase in the interest rates associated with variable-rate debt would result in less than $1 million decrease in Exelon’s, Generation’s and ComEd’s pre-tax earnings for the three months ended September 30, 2009.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of September 30, 2009, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s nuclear decommissioning trust fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $387 million reduction in the fair value of the trust assets. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of equity price risk as a result of the current capital and credit market conditions.

In addition, Exelon and Generation maintain trust assets associated with defined benefit pension and other postretirement benefits. Actual asset returns on those assets have a significant effect on the costs reported for Exelon’s pension and postretirement benefit plans. The overall actual asset returns across the Registrant’s pension and postretirement benefit plans through September 30, 2009 were approximately 17.6% and 18.8%, respectively. If the pension and postretirement assets return an annual rate of 8.5% for the rest of the year, the 2009 actual return on the pension and postretirement assets would be 20.1% and 21.2%, respectively, compared to an expected long-term return assumption of positive 8.5% and 8.1%, respectively. Those return levels would impact 2010 and 2011 benefit costs as follows:

	Decrease in 2010 Pension Cost	Decrease in 2010 Postretirement Benefit Cost	Decrease in 2011 Pension Cost	Decrease in 2011 Postretirement Benefit Cost
2009 asset returns for pension and postretirement benefits of 20.1% and 21.2%, respectively	$(25)	$(29)	$(21)	$(28)

This information assumes that movements in asset returns occur absent changes to other actuarial assumptions, and does not consider any actions management may take to mitigate the impact of any asset return shortfalls, such as changes to the amount and timing of future contributions. The actuarial assumptions used in the determination of pension and postretirement benefit costs are interrelated and changes in other assumptions could have the impact of offsetting all or a portion of the potential changes in benefit costs set forth above. Asset returns may also have a significant impact on the 2009 year-end balance sheet. If the actual 2009 asset returns for pension and postretirement benefits were 20.1% and 21.2%, respectively for pension and postretirement assets, Exelon’s other comprehensive loss within shareholders’ equity would be reduced by approximately $897 million upon remeasurement of plan assets and obligations at December 31.

Changes in discount rates may have the effect of offsetting these changes in costs and OCI upon the remeasurement of the plan at December 31. Decreases in actual discount rates, absent other changes in other assumptions, increase pension and postretirement costs and obligations. Discount rate assumption sensitivities are discussed in Critical Accounting Policies and Estimates within Exelon’s 2008 Annual Report on Form 10-K.

Generation, ComEd and PECO account for their participation in Exelon’s pension and other postretirement benefit plans by applying multiemployer accounting pursuant to the pension and postretirement benefits other than pension accounting guidance. Exelon allocates the components of pension and other postretirement costs as well as contributions to the participating employers based on several factors, including the measures of active employee participation in each participating unit.

Item 4.	Controls and Procedures

During the third quarter of 2009, Exelon’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by Exelon to ensure that (a) material information relating to Exelon, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of Exelon and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of September 30, 2009, the principal executive officer and principal financial officer of Exelon concluded that Exelon’s disclosure controls and procedures were effective to accomplish its objectives. Exelon continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Exelon’s internal control over financial reporting.

Item 4T.	Controls and Procedures

During the third quarter of 2009, each of Generation’s, ComEd’s and PECO’s management, including its principal executive officer and principal financial officer, evaluated that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each of Generation, ComEd and PECO to ensure that (a) material information relating to that registrant, including its consolidated subsidiaries, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of September 30, 2009, the principal executive officer and principal financial officer of each of Generation, ComEd and PECO concluded that such registrant’s disclosure controls and procedures were effective to accomplish its objectives. Generation, ComEd and PECO each continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, each of Generation’s, ComEd’s and PECO’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. Legal Proceedings of the Registrants’ 2008 Annual Report on Form 10-K and (b) Notes 3 and 14 of the Combined Notes to Consolidated Financial Statements in Part I, Item 1 of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

At September 30, 2009, the Registrants’ risk factors changed compared to the risk factors described in Exelon’s 2008 Annual Report on Form 10-K in that the risk factors under the heading “Proposed Acquisition of NRG” are no longer applicable as Exelon terminated its efforts to acquire NRG on July 21, 2009.

Item 6.	Exhibits

Exhibit No.	Description
1-1	Underwriting Agreement dated September 16, 2009 among Generation, Barclays Capital Inc., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein. (File 333-85496, Form 8-K dated September 23, 2009, Exhibit 1.1)

3-1	PECO Energy Company Amended Bylaws (File 000-16844, Form 8-K dated May 6, 2009, Exhibit 99.1)

4-1	One Hundredth and Seventh Supplemental Indenture dated as of March 15, 2009 from PECO to U.S. Bank National Association, as trustee (File 000-16844, Form 8-K dated March 26, 2009, Exhibit 4.1)

4-2	Form of 5.20% Senior Note due 2019. (File 333-85496, Form 8-K dated September 23, 2009, Exhibit 4.1)

4-3	Form of 6.25% Senior Note due 2039. (File 333-85496, Form 8-K dated September 23, 2009, Exhibit 4.2)

10-1	Amendment No. 1 to Amended and Restated Trade Receivables Purchase and Sale Agreement among PECO, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (File 000-16844, Form 8-K dated September 17, 2009, Exhibit 10.1)

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed by the following officers for the following companies:

31-1	— Filed by John W. Rowe for Exelon Corporation

31-2	— Filed by Matthew F. Hilzinger for Exelon Corporation

31-3	— Filed by John W. Rowe for Exelon Generation Company, LLC

31-4	— Filed by Matthew F. Hilzinger for Exelon Generation Company, LLC

31-5	— Filed by Frank M. Clark for Commonwealth Edison Company

31-6	— Filed by Joseph R. Trpik, Jr for Commonwealth Edison Company

31-7	— Filed by Denis P. O’Brien for PECO Energy Company

31-8	— Filed by Phillip S. Barnett for PECO Energy Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 filed by the following officers for the following companies:

32-1	— Filed by John W. Rowe for Exelon Corporation

32-2	— Filed by Matthew F. Hilzinger for Exelon Corporation

32-3	— Filed by John W. Rowe for Exelon Generation Company, LLC

32-4	— Filed by Matthew F. Hilzinger for Exelon Generation Company, LLC

32-5	— Filed by Frank M. Clark for Commonwealth Edison Company

32-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

32-7	— Filed by Denis P. O’Brien for PECO Energy Company

32-8	— Filed by Phillip S. Barnett for PECO Energy Company

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON CORPORATION

/s/ JOHN W. ROWE	/s/ MATTHEW F. HILZINGER
John W. Rowe	Matthew F. Hilzinger
Chairman and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DUANE M. DESPARTE
Duane M. DesParte
Vice President and Corporate Controller (Principal Accounting Officer)

October 23, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/s/ JOHN W. ROWE	/s/ MATTHEW F. HILZINGER
John W. Rowe	Matthew F. Hilzinger
Chairman (Principal Executive Officer)	(Principal Financial Officer)

/s/ MATTHEW R. GALVANONI
Matthew R. Galvanoni
(Principal Accounting Officer)

October 23, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH EDISON COMPANY

/s/ FRANK M. CLARK	/s/ ANNE R. PRAMAGGIORE
Frank M. Clark	Anne R. Pramaggiore
Chairman and Chief Executive Officer (Principal Executive Officer)	President and Chief Operating Officer

/s/ JOSEPH R. TRPIK, JR.	/S/ KEVIN J. WADEN
Joseph R. Trpik, Jr.	Kevin J. Waden
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	Vice President and Controller (Principal Accounting Officer)

October 23, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PECO ENERGY COMPANY

/s/ DENIS P. O’BRIEN	/s/ PHILLIP S. BARNETT
Denis P. O’Brien	Phillip S. Barnett
Chief Executive Officer and President (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JORGE A. ACEVEDO
Jorge A. Acevedo
Vice President and Controller (Principal Accounting Officer)

October 23, 2009