Form 10-Q
period 2014-03-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON GENERATION CO LLC
filed 2014-04-30
CIK 1109357, 9466, 78100, 22606, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	☒
Exelon Generation Company, LLC			☒
Commonwealth Edison Company			☒
PECO Energy Company			☒
Baltimore Gas and Electric Company			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2014 was:

Exelon Corporation Common Stock, without par value	858,721,507
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,912
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
Antelope Valley	Antelope Valley Solar Ranch One
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
BondCo	RSB BondCo LLC
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, PECO and BGE, collectively

Other Terms and Abbreviations
Note “—” of the Exelon 2013 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2013 Annual Report on Form 10-K
1998 restructuring settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act
Act 11	Pennsylvania Act 11 of 2012
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEPS	Pennsylvania Alternative Energy Portfolio Standards
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004, as amended
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMP	Advanced Metering Program
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA of 2009	American Recovery and Reinvestment Act of 2009
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAISO	California ISO
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFL	Compact Fluorescent Light

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CTC	Competitive Transition Charge
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP	Default Service Provider
DSP Program	Default Service Provider Program
EDF	Electricite de France SA
EE&C	Energy Efficiency and Conservation/Demand Response
EGS	Electric Generation Supplier
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GRT	Gross Receipts Tax
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ISO-NY	ISO New York
kV	Kilovolt
kW	Kilowatt

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MATS	U.S. EPA Mercury and Air Toxics Rule
MBR	Market Based Rates Incentive
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MOPR	Minimum Offer Price Rule
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
n.m.	not meaningful
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGS	Natural Gas Supplier
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PURTA	Pennsylvania Public Realty Tax Act
PV	Photovoltaic

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative
RMC	Risk Management Committee
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Senate Bill 1	Maryland Senate Bill 1
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SERP	Supplemental Employee Retirement Plan
SFC	Supplier Forward Contract
SGIG	Smart Grid Investment Grant
SGIP	Smart Grid Initiative Program
SILO	Sale-In, Lease-Out
SMPIP	Smart Meter Procurement and Installation Plan
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPP	Southwest Power Pool
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
TEG	Termoelectrica del Golfo
TEP	Termoelectrica Penoles
Upstream	Natural gas exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council

FILING FORMAT

This combined Form 10-Q is being filed separately by the Registrants. Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf. No Registrant makes any representation as to information relating to any other Registrant.

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by Exelon Corporation, Exelon Generation Company, LLC, Commonwealth Edison Company, PECO Energy Company and Baltimore Gas and Electric Company (Registrants) include those factors discussed herein, as well as the items discussed in (1) Exelon’s 2013 Annual Report on Form 10-K in (a) ITEM 1A. Risk Factors, (b) ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) ITEM 8. Financial Statements and Supplementary Data: Note 22; (2) this Quarterly Report on Form 10-Q in (a) Part II, Other Information, ITEM 1A. Risk Factors, (b) Part 1, Financial Information, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part I, Financial Information, ITEM 1. Financial Statements: Note 15; and (3) other factors discussed in filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Operating revenues	$7,237	$6,082
Operating expenses
Purchased power and fuel	4,006	2,663
Purchased power and fuel from affiliates	334	318
Operating and maintenance	1,858	1,764
Depreciation and amortization	564	543
Taxes other than income	293	277

Total operating expenses	7,055	5,565

Equity in losses of unconsolidated affiliates	(19)	(9)
Operating income	163	508

Other income and (deductions)
Interest expense, net	(217)	(617)
Interest expense to affiliates, net	(10)	(6)
Other, net	103	172

Total other income and (deductions)	(124)	(451)

Income before income taxes	39	57
Income (benefit) tax	(54)	56

Net income	93	1
Net income attributable to noncontrolling interests, preferred security dividends and preference stock dividends	3	5

Net income (loss) attributable to common shareholders	90	(4)

Comprehensive income, net of income taxes
Net income	93	1
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service cost reclassified to periodic benefit cost	1	—
Actuarial loss reclassified to periodic cost	34	51
Pension and non-pension postretirement benefit plans valuation adjustment	(13)	75
Unrealized loss on cash flow hedges	(25)	(58)
Unrealized loss on marketable securities	—	(1)
Unrealized gain on equity investments	12	28
Unrealized loss on foreign currency translation	(5)	(1)

Other comprehensive income	4	94

Comprehensive income attributable to common shareholders	$97	$95

Weighted average shares of common stock outstanding:
Basic	858	855

Diluted	861	855

Earnings per average common share — basic:	$0.10	$(0.01)

Earnings per average common share — diluted:	$0.10	$(0.01)

Dividends per common share	$0.31	$0.53

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$93	$1
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	908	1,017
Deferred income taxes and amortization of investment tax credits	(48)	(610)
Net fair value changes related to derivatives	730	388
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(26)	(66)
Other non-cash operating activities	272	231
Changes in assets and liabilities:
Accounts receivable	(606)	(70)
Inventories	80	101
Accounts payable, accrued expenses and other current liabilities	157	(542)
Option premiums received (paid), net	15	(3)
Counterparty collateral posted, net	(677)	(186)
Income taxes	17	632
Pension and non-pension postretirement benefit contributions	(472)	(267)
Other assets and liabilities	(278)	233

Net cash flows provided by operating activities	165	859

Cash flows from investing activities
Capital expenditures	(1,217)	(1,447)
Proceeds from termination of direct financing lease investment	335	—
Proceeds from nuclear decommissioning trust fund sales	1,825	677
Investment in nuclear decommissioning trust funds	(1,878)	(729)
Proceeds from sale of long-lived assets	18	—
Change in restricted cash	(40)	(12)
Other investing activities	(54)	40

Net cash flows used in investing activities	(1,011)	(1,471)

Cash flows from financing activities
Changes in short-term borrowings	638	233
Issuance of long-term debt	950	149
Retirement of long-term debt	(1,150)	(1)
Dividends paid on common stock	(266)	(450)
Proceeds from employee stock plans	7	12
Other financing activities	(28)	(45)

Net cash flows provided by (used in) financing activities	151	(102)

Decrease in cash and cash equivalents	(695)	(714)
Cash and cash equivalents at beginning of period	1,609	1,486

Cash and cash equivalents at end of period	$914	$772

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$791	$1,547
Cash and cash equivalents of variable interest entities	123	62
Restricted cash and investments	111	87
Restricted cash and investments of variable interest entities	96	80
Accounts receivable, net
Customer	2,997	2,721
Other	871	1,175
Accounts receivable, net, variable interest entities	458	260
Mark-to-market derivative assets	756	727
Unamortized energy contract assets	326	374
Inventories, net
Fossil fuel	180	276
Materials and supplies	843	829
Deferred income taxes	454	573
Regulatory assets	768	760
Other	901	666

Total current assets	9,675	10,137

Property, plant and equipment, net	47,742	47,330
Deferred debits and other assets
Regulatory assets	5,863	5,910
Nuclear decommissioning trust funds	8,215	8,071
Investments	825	1,165
Investments in affiliates	22	22
Investment in CENG	1,910	1,925
Goodwill	2,625	2,625
Mark-to-market derivative assets	571	607
Unamortized energy contracts assets	657	710
Pledged assets for Zion Station decommissioning	429	458
Other	934	964

Total deferred debits and other assets	22,051	22,457

Total assets	$79,468	$79,924

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$980	$341
Long-term debt due within one year	292	1,424
Long-term debt due within one year of variable interest entities	81	85
Accounts payable	2,475	2,314
Accounts payable of variable interest entities	286	170
Accrued expenses	1,364	1,633
Payables to affiliates	94	116
Deferred income taxes	22	40
Regulatory liabilities	336	327
Mark-to-market derivative liabilities	251	159
Unamortized energy contract liabilities	238	261
Other	932	858

Total current liabilities	7,351	7,728

Long-term debt	18,247	17,325
Long-term debt to financing trusts	648	648
Long-term debt of variable interest entities	300	298
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	12,810	12,905
Asset retirement obligations	5,261	5,194
Pension obligations	1,661	1,876
Non-pension postretirement benefit obligations	2,042	2,190
Spent nuclear fuel obligation	1,021	1,021
Regulatory liabilities	4,458	4,388
Mark-to-market derivative liabilities	287	300
Unamortized energy contract liabilities	230	266
Payable for Zion Station decommissioning	281	305
Other	2,093	2,540

Total deferred credits and other liabilities	30,144	30,985

Total liabilities	56,690	56,984

Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 859 shares and 857 shares outstanding at March 31, 2014 and December 31, 2013, respectively)	16,751	16,741
Treasury stock, at cost (35 shares at March 31, 2014 and December 31, 2013, respectively)	(2,327)	(2,327)
Retained earnings	10,180	10,358
Accumulated other comprehensive loss, net	(2,036)	(2,040)

Total shareholders’ equity	22,568	22,732
BGE preference stock not subject to mandatory redemption	193	193
Noncontrolling interest	17	15

Total equity	22,778	22,940

Total liabilities and shareholders’ equity	$79,468	$79,924

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Non-controlling Interest	Preferred and Preference Stock	Total Equity
Balance, December 31, 2013	892,034	$16,741	$(2,327)	$10,358	$(2,040)	$15	$193	$22,940
Net income	—	—	—	90	—	—	3	93
Long-term incentive plan activity	1,167	4	—	—	—	—	—	4
Employee stock purchase plan issuances	265	6	—	—	—	—	—	6
Common stock dividends	—	—	—	(268)	—	—	—	(268)
Acquisition of non-controlling interest	—	—	—	—	—	2	—	2
Preferred and preference stock dividends	—	—	—	—	—	—	(3)	(3)
Other comprehensive income net of income taxes of $(6)	—	—	—	—	4	—	—	4

Balance, March 31, 2014	893,466	$16,751	$(2,327)	$10,180	$(2,036)	$17	$193	$22,778

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Operating revenues
Operating revenues	$4,056	$3,141
Operating revenues from affiliates	334	392

Total operating revenues	4,390	3,533

Operating expenses
Purchased power and fuel	3,008	1,848
Purchased power and fuel from affiliates	349	321
Operating and maintenance	938	965
Operating and maintenance from affiliates	149	147
Depreciation and amortization	211	214
Taxes other than income	105	93

Total operating expenses	4,760	3,588

Equity in losses of unconsolidated affiliates	(19)	(9)
Operating loss	(389)	(64)

Other income and (deductions)
Interest expense	(73)	(65)
Interest expense to affiliates, net	(12)	(17)
Other, net	90	128

Total other income and (deductions)	5	46

Loss before income taxes	(384)	(18)
Income tax benefits	(199)	(1)

Net loss	(185)	(17)
Net income attributable to noncontrolling interests	—	1

Net loss attributable to membership interest	(185)	(18)

Comprehensive loss, net of income taxes
Net loss	(185)	(17)
Other comprehensive loss, net of income taxes
Unrealized loss on cash flow hedges	(25)	(130)
Unrealized loss on foreign currency translation	(5)	(1)
Unrealized loss on marketable securities	(3)	(1)
Unrealized gain on equity investments	12	28

Other comprehensive loss	(21)	(104)

Comprehensive loss	$(206)	$(121)

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows from operating activities
Net loss	$(185)	$(17)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	557	688
Deferred income taxes and amortization of investment tax credits	(161)	(81)
Net fair value changes related to derivatives	737	406
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(26)	(66)
Other non-cash operating activities	85	66
Changes in assets and liabilities:
Accounts receivable	(295)	65
Receivables from and payables to affiliates, net	3	(23)
Inventories	1	29
Accounts payable, accrued expenses and other current liabilities	128	(261)
Option premiums received (paid), net	15	(3)
Counterparty collateral paid, net	(699)	(203)
Income taxes	(35)	180
Pension and non-pension postretirement benefit contributions	(191)	(115)
Other assets and liabilities	(103)	(159)

Net cash flows (used in) provided by operating activities	(169)	506

Cash flows from investing activities
Capital expenditures	(535)	(841)
Proceeds from nuclear decommissioning trust fund sales	1,825	677
Investment in nuclear decommissioning trust funds	(1,878)	(729)
Proceeds from sale of long-lived assets	18	—
Change in restricted cash	9	3
Changes in Exelon intercompany money pool	44	—
Other investing activities	(77)	25

Net cash flows used in investing activities	(594)	(865)

Cash flows from financing activities
Change in short-term borrowings	354	13
Issuance of long-term debt	300	149
Retirement of long-term debt	(532)	(1)
Distribution to member	(30)	(211)
Other financing activities	(21)	(37)

Net cash flows provided by (used in) financing activities	71	(87)

Decrease in cash and cash equivalents	(692)	(446)
Cash and cash equivalents at beginning of period	1,258	671

Cash and cash equivalents at end of period	$566	$225

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$443	$1,196
Cash and cash equivalents of variable interest entities	123	62
Restricted cash and cash equivalents	19	19
Restricted cash and cash equivalents of variable interest entities	43	52
Accounts receivable, net
Customer	1,521	1,429
Other	388	353
Accounts receivable, net, of variable interest entities	458	260
Mark-to-market derivative assets	756	727
Receivables from affiliates	122	108
Receivable from Exelon intercompany pool	—	44
Unamortized energy contract assets	326	374
Inventories, net
Fossil fuel	153	164
Materials and supplies	679	671
Deferred income taxes	529	475
Other	629	505

Total current assets	6,189	6,439

Property, plant and equipment, net	20,132	20,111
Deferred debits and other assets
Nuclear decommissioning trust funds	8,215	8,071
Investments	401	400
Investment in CENG	1,910	1,925
Mark-to-market derivative assets	561	600
Prepaid pension asset	1,935	1,873
Pledged assets for Zion Station decommissioning	429	458
Unamortized energy contract assets	657	710
Other	651	645

Total deferred debits and other assets	14,759	14,682

Total assets	$41,080	$41,232

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$377	$22
Long-term debt due within one year	42	556
Long-term debt due within one year of variable interest entities	5	5
Accounts payable	1,191	1,152
Accounts payable of variable interest entities	286	170
Accrued expenses	831	976
Payables to affiliates	186	181
Deferred income taxes	—	25
Mark-to-market derivative liabilities	238	142
Unamortized energy contract liabilities	228	249
Other	431	389

Total current liabilities	3,815	3,867

Long-term debt	5,840	5,559
Long-term debt to affiliate	1,517	1,523
Long-term debt of variable interest entities	86	86
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	6,223	6,295
Asset retirement obligations	5,114	5,047
Non-pension postretirement benefit obligations	796	850
Spent nuclear fuel obligation	1,021	1,021
Payables to affiliates	2,773	2,740
Mark-to-market derivative liabilities	131	120
Unamortized energy contract liabilities	230	266
Payable for Zion Station decommissioning	281	305
Other	745	811

Total deferred credits and other liabilities	17,314	17,455

Total liabilities	28,572	28,490

Commitments and contingencies
Equity
Member’s equity
Membership interest	8,898	8,898
Undistributed earnings	3,398	3,613
Accumulated other comprehensive income, net	193	214

Total member’s equity	12,489	12,725
Noncontrolling interest	19	17

Total equity	12,508	12,742

Total liabilities and equity	$41,080	$41,232

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income, net	Noncontrolling Interest	Total Equity
Balance, December 31, 2013	$8,898	$3,613	$214	$17	$12,742
Net loss	—	(185)	—	—	(185)
Acquisition of non-controlling interest	—	—	—	2	2
Distribution to member	—	(30)	—	—	(30)
Other comprehensive loss, net of income taxes of $10	—	—	(21)	—	(21)

Balance, March 31, 2014	$8,898	$3,398	$193	$19	$12,508

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Operating revenues
Operating revenues	$1,133	$1,159
Operating revenues from affiliates	1	1

Total operating revenues	1,134	1,160

Operating expenses
Purchased power	212	237
Purchased power from affiliate	108	145
Operating and maintenance	287	292
Operating and maintenance from affiliate	39	36
Depreciation and amortization	173	167
Taxes other than income	77	74

Total operating expenses	896	951

Operating income	238	209

Other income and (deductions)
Interest expense	(77)	(350)
Interest expense to affiliates, net	(3)	(3)
Other, net	5	5

Total other income (deductions)	(75)	(348)

Income (loss) before income taxes	163	(139)
Income taxes (benefit)	65	(58)

Net income (loss)	98	(81)
Comprehensive income (loss)	$98	$(81)

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows from operating activities
Net income (loss)	$98	$(81)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	173	167
Deferred income taxes and amortization of investment tax credits	35	(295)
Other non-cash operating activities	36	42
Changes in assets and liabilities:
Accounts receivable	(64)	1
Receivables from and payables to affiliates, net	(19)	(32)
Inventories	2	(9)
Accounts payable, accrued expenses and other current liabilities	(57)	(73)
Income taxes	44	208
Pension and non-pension postretirement benefit contributions	(233)	(118)
Other assets and liabilities	(24)	248

Net cash flows (used in) provided by operating activities	(9)	58

Cash flows from investing activities
Capital expenditures	(341)	(346)
Proceeds from sales of investments	3	2
Purchases of investments	—	(1)
Other investing activities	8	9

Net cash flows used in investing activities	(330)	(336)

Cash flows from financing activities
Changes in short-term borrowings	350	220
Issuance of long-term debt	650	—
Retirement of long-term debt	(617)	—
Contributions from parent	38	—
Dividends paid on common stock	(76)	(55)
Other financing activities	(1)	(1)

Net cash flows provided by financing activities	344	164

Increase (Decrease) in cash and cash equivalents	5	(114)
Cash and cash equivalents at beginning of period	36	144

Cash and cash equivalents at end of period	$41	$30

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41	$36
Restricted cash	2	2
Accounts receivable, net
Customer	475	451
Other	395	584
Inventories, net	107	109
Regulatory assets	340	329
Other	57	29

Total current assets	1,417	1,540

Property, plant and equipment, net	14,890	14,666
Deferred debits and other assets
Regulatory assets	918	933
Investments	2	5
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,497	2,469
Prepaid pension asset	1,663	1,583
Other	276	291

Total deferred debits and other assets	7,987	7,912

Total assets	$24,294	$24,118

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$534	$184
Long-term debt due within one year	—	617
Accounts payable	502	449
Accrued expenses	214	307
Payables to affiliates	63	83
Customer deposits	133	133
Regulatory liabilities	158	170
Deferred income taxes	116	16
Mark-to-market derivative liability	13	17
Other	83	72

Total current liabilities	1,816	2,048

Long-term debt	5,707	5,058
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,053	4,116
Asset retirement obligations	99	99
Non-pension postretirement benefits obligations	284	381
Regulatory liabilities	3,566	3,512
Mark-to-market derivative liability	155	176
Other	818	994

Total deferred credits and other liabilities	8,975	9,278

Total liabilities	16,704	16,590

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	5,230	5,190
Retained earnings	772	750

Total shareholders’ equity	7,590	7,528

Total liabilities and shareholders’ equity	$24,294	$24,118

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2013	$1,588	$5,190	$(1,639)	$2,389	$7,528
Net income	—	—	98	—	98
Appropriation of retained earnings for future dividends	—	—	(98)	98	—
Common stock dividends	—	—	—	(76)	(76)
Contribution from parent	—	38	—	—	38
Parent tax matter indemnification	—	2	—	—	2

Balance, March 31, 2014	$1,588	$5,230	$(1,639)	$2,411	$7,590

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Operating revenues
Operating revenues	$992	$895
Operating revenues from affiliates	1	—

Total operating revenues	993	895

Operating expenses
Purchased power and fuel	377	265
Purchased power from affiliate	87	141
Operating and maintenance	256	164
Operating and maintenance from affiliates	24	24
Depreciation and amortization	58	57
Taxes other than income	42	41

Total operating expenses	844	692

Operating income	149	203

Other income and (deductions)
Interest expense	(25)	(26)
Interest expense to affiliates, net	(3)	(3)
Other, net	2	3

Total other income and (deductions)	(26)	(26)

Income before income taxes	123	177
Income taxes	34	55

Net income	89	122
Preferred security dividends	—	1

Net income attributable to common shareholder	$89	$121

Comprehensive income	$89	$122

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$89	$122
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	58	57
Deferred income taxes and amortization of investment tax credits	(2)	19
Other non-cash operating activities	49	39
Changes in assets and liabilities:
Accounts receivable	(110)	(50)
Receivables from and payables to affiliates, net	2	1
Inventories	45	44
Accounts payable, accrued expenses and other current liabilities	117	(17)
Income taxes	33	29
Pension and non-pension postretirement benefit contributions	(11)	(11)
Other assets and liabilities	(127)	(38)

Net cash flows provided by operating activities	143	195

Cash flows from investing activities
Capital expenditures	(184)	(122)
Changes in intercompany money pool	—	(50)
Other investing activities	2	1

Net cash flows used in investing activities	(182)	(171)

Cash flows from financing activities
Dividends paid on common stock	(80)	(83)
Dividends paid on preferred securities	—	(1)

Net cash flows used in financing activities	(80)	(84)

Decrease in cash and cash equivalents	(119)	(60)
Cash and cash equivalents at beginning of period	217	362

Cash and cash equivalents at end of period	$98	$302

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$98	$217
Restricted cash and cash equivalents	2	2
Accounts receivable, net
Customer	422	360
Other	120	107
Inventories, net
Fossil fuel	12	60
Materials and supplies	24	21
Deferred income taxes	83	83
Prepaid utility taxes	104	3
Regulatory assets	28	17
Other	41	36

Total current assets	934	906

Property, plant and equipment, net	6,480	6,384
Deferred debits and other assets
Regulatory assets	1,465	1,448
Investments	23	23
Investments in affiliates	8	8
Receivable from affiliates	455	447
Prepaid pension asset	366	363
Other	35	38

Total deferred debits and other assets	2,352	2,327

Total assets	$9,766	$9,617

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$250	$250
Accounts payable	389	285
Accrued expenses	137	106
Payables to affiliates	60	58
Customer deposits	49	49
Regulatory liabilities	84	106
Other	29	37

Total current liabilities	998	891

Long-term debt	1,947	1,947
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,508	2,487
Asset retirement obligations	29	29
Non-pension postretirement benefits obligations	290	286
Regulatory liabilities	641	629
Other	95	99

Total deferred credits and other liabilities	3,563	3,530

Total liabilities	6,692	6,552

Commitments and contingencies
Shareholder’s equity
Common stock	2,415	2,415
Retained earnings	658	649
Accumulated other comprehensive income, net	1	1

Total shareholder’s equity	3,074	3,065

Total liabilities and shareholders’ equity	$9,766	$9,617

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholders’ Equity
Balance, December 31, 2013	$2,415	$649	$1	$3,065
Net income	—	89	—	89
Common stock dividends	—	(80)	—	(80)

Balance, March 31, 2014	$2,415	$658	$1	$3,074

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Operating revenues
Operating revenues	$1,038	$876
Operating revenues from affiliates	16	4

Total operating revenues	1,054	880

Operating expenses
Purchased power and fuel	409	313
Purchased power from affiliate	120	113
Operating and maintenance	163	124
Operating and maintenance from affiliates	25	19
Depreciation and amortization	108	93
Taxes other than income	60	55

Total operating expenses	885	717

Operating income	169	163

Other income and (deductions)
Interest expense	(23)	(29)
Interest expense to affiliates, net	(4)	(4)
Other, net	4	5

Total other income and (deductions)	(23)	(28)

Income before income taxes	146	135
Income taxes	58	55

Net income	88	80
Preference stock dividends	3	3

Net income attributable to common shareholder	$85	$77

Comprehensive income	$88	$80

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$88	$80
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	108	93
Deferred income taxes and amortization of investment tax credits	27	73
Other non-cash operating activities	43	42
Changes in assets and liabilities:
Accounts receivable	(132)	(98)
Receivables from and payables to affiliates, net	(8)	(22)
Inventories	33	35
Accounts payable, accrued expenses and other current liabilities	(16)	(11)
Counterparty collateral (posted) received, net	22	—
Income taxes	31	(36)
Pension and non-pension postretirement benefit contributions	(5)	(5)
Other assets and liabilities	44	34

Net cash flows provided by operating activities	235	185

Cash flows from investing activities
Capital expenditures	(146)	(134)
Change in restricted cash	(47)	(22)
Other investing activities	6	2

Net cash flows used in investing activities	(187)	(154)

Cash flows from financing activities
Changes in short-term borrowings	(66)	—
Dividends paid on preference stock	(3)	(3)
Change in restricted cash for dividends	—	(3)
Other financing activities	13	1

Net cash flows used in financing activities	(56)	(5)

Increase (decrease) in cash and cash equivalents	(8)	26
Cash and cash equivalents at beginning of period	31	89

Cash and cash equivalents at end of period	$23	$115

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23	$31
Restricted cash and cash equivalents of variable interest entity	75	28
Accounts receivable, net
Customer	580	480
Other	136	114
Income taxes receivable	—	30
Inventories, net
Gas held in storage	16	53
Materials and supplies	32	28
Deferred income taxes	1	2
Prepaid utility taxes	28	57
Regulatory assets	168	181
Other	8	7

Total current assets	1,067	1,011

Property, plant and equipment, net	5,939	5,864
Deferred debits and other assets
Regulatory assets	504	524
Investments	4	5
Investments in affiliates	8	8
Prepaid pension asset	410	423
Other	26	26

Total deferred debits and other assets	952	986

Total assets	$7,958	$7,861

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$69	$135
Long-term debt of variable interest entity due within one year	70	70
Accounts payable	254	270
Accrued expenses	111	111
Deferred income taxes	27	27
Payables to affiliates	59	55
Customer deposits	82	76
Regulatory liabilities	92	48
Other	54	35

Total current liabilities	818	827

Long-term debt	1,746	1,746
Long-term debt to financing trust	258	258
Long-term debt of variable interest entity	195	195
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,801	1,773
Asset retirement obligations	17	19
Non-pension postretirement benefits obligations	215	217
Regulatory liabilities	203	204
Other	65	67

Total deferred credits and other liabilities	2,301	2,280

Total liabilities	5,318	5,306

Commitments and contingencies
Shareholders’ equity
Common stock	1,360	1,360
Retained earnings	1,090	1,005

Total shareholder’s equity	2,450	2,365

Preference stock not subject to mandatory redemption	190	190

Total equity	2,640	2,555

Total liabilities and shareholders’ equity	$7,958	$7,861

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity	Preference stock not subject to mandatory redemption	Total Equity
Balance, December 31, 2013	$1,360	$1,005	$2,365	$190	$2,555
Net income	—	88	88	—	88
Preference stock dividends	—	(3)	(3)	—	(3)

Balance, March 31, 2014	$1,360	$1,090	$2,450	$190	$2,640

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

Certain prior year amounts in the Exelon, Generation and BGE Consolidated Statement of Operations have been reclassified between line items for comparative purposes and correction of prior period classification errors identified in 2013. The reclassifications did not affect any of the Registrants’ net income or cash flows from operating activities. Exelon and Generation corrected the presentation of purchase power and fuel from affiliates of $318 million and $321 million, respectively, on their Statements of Operations and Comprehensive Income for the three months ended March 31, 2013. Generation and BGE also corrected the presentation of interest expense to affiliates, net of $17 million and $4 million, respectively, on the Statement of Operations and Comprehensive Income for the three months ended March 31, 2013.

The accompanying consolidated financial statements as of March 31, 2014 and 2013 and for the three months then ended are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2013 Consolidated Balance Sheets were obtained from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Combined Consolidated Financial Statements of all Registrants included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of their respective 2013 Form 10-K Reports.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

2.    New Accounting Pronouncements (Exelon, Generation, ComEd, PECO and BGE)

The following recently issued accounting standards were adopted by or are effective for the Registrants during 2014.

Presentation of Unrecognized Tax Benefits When Net Operating Loss Carryforwards, Similar Tax Losses or Tax Credit Carryforwards Exist

In July 2013, the FASB issued authoritative guidance requiring entities to present unrecognized tax benefits as a reduction to deferred tax assets for losses or other tax carryforwards that would be available to offset the uncertain tax positions at the reporting date. This guidance was effective for the Registrants for periods beginning after December 15, 2013 and was required to be applied prospectively. The Registrants did not apply this guidance retrospectively; it will be applied prospectively. The adoption of this standard had an immaterial effect on the presentation of deferred tax assets at Exelon and Generation and no effect on ComEd, PECO and BGE. There was no effect on the Registrants’ results of operations or cash flows.

3.    Variable Interest Entities (Exelon, Generation, ComEd, PECO and BGE)

Under the applicable authoritative guidance, a VIE is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has the power to direct the activities that most significantly affect the entity’s economic performance.

At March 31, 2014 and December 31, 2013, Exelon, Generation, and BGE collectively consolidated five and four VIEs or VIE groups, respectively, for which the applicable Registrant was the primary beneficiary. As of March 31, 2014 and December 31, 2013, the Registrants had significant interests in eight other VIEs for which the Registrants do not have the power to direct the entities’ activities and accordingly, were not the primary beneficiary.

Consolidated Variable Interest Entities

Exelon, Generation and BGE’s consolidated VIEs consist of:

•	BondCo, a special purpose bankruptcy remote limited liability company formed by BGE to acquire, hold, and issue and service bonds secured by rate stabilization property;

•	a retail gas group formed by Generation to enter into a collateralized gas supply agreement with a third-party gas supplier;

•	a group of solar project limited liability companies formed by Generation to build, own and operate solar power facilities,

•	several wind project companies designed by Generation to develop, construct and operate wind generation facilities, and

•	certain retail power companies for which Generation is the sole supplier of energy.

As of March 31, 2014 and December 31, 2013, ComEd and PECO do not have any consolidated VIEs.

For each of the consolidated VIEs, except as otherwise noted:

•

The assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE. In the case of BondCo, BGE is required to remit all payments it receives from all residential customers

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

through non-bypassable, rate stabilization charges to BondCo. During the three months ended March 31, 2014 and 2013, BGE remitted $21 million and $22 million, respectively, to BondCo.

•

Except for providing capital funding to the solar entities for ongoing construction of the solar power facilities, including the solar entities limited recourse to Generation with respect to the remaining equity contributions necessary to complete the Antelope Valley project, immaterial parental guarantees posted to electric distribution companies for the retail power companies, and a $75 million parental guarantee to the third-party gas supplier in support of the retail gas group, during the three months ended March 31, 2014 and year ended December 31, 2013:

•	Exelon, Generation and BGE did not provide any additional material financial support to the VIEs;

•	Exelon, Generation and BGE did not have any material contractual commitments or obligations to provide financial support to the VIEs; and

•	the creditors of the VIEs did not have recourse to Exelon’s, Generation’s or BGE’s general credit.

For additional information on these project-specific financing arrangements refer to Note 8 — Debt and Credit Agreements.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in Exelon’s, Generation’s, and BGE’s consolidated financial statements at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014			December 31, 2013
	Exelon(a)	Generation	BGE	Exelon(a)	Generation	BGE
Current assets	$738	$679	$53	$484	$446	$28
Noncurrent assets	1,893	1,870	3	1,905	1,884	3

Total assets	$2,631	$2,549	$56	$2,389	$2,330	$31

Current liabilities	$608	$525	$78	$566	$481	$74
Noncurrent liabilities	780	566	195	774	562	195

Total liabilities	$1,388	$1,091	$273	$1,340	$1,043	$269

(a)	Includes certain purchase accounting adjustments not pushed down to the BGE standalone entity.

In March 2014, Generation began consolidating retail power VIEs for which Generation is the primary beneficiary as a result of energy supply contracts that give Generation the power to direct the activities that most significantly affect the economic performance of the entities. Generation does not have an equity ownership interest in these entities. These entities are included in Generation’s consolidated financial statements and the consolidation of the VIEs did not have a material impact on Generation’s financial results or financial condition.

On April 1, 2014, Generation, CENG, and subsidiaries of CENG executed the Nuclear Operating Services Agreement (NOSA) pursuant to which Generation now conducts all activities associated with the operations of the CENG fleet and provides corporate and administrative services to CENG for the remaining life of the CENG nuclear plants as if they were a part of the Generation nuclear fleet, subject to the CENG member rights of EDFI. As a result of executing the NOSA, Generation has the responsibility to conduct CENG’s operating activities pursuant to contractual arrangements rather than through the equity investment; therefore CENG will qualify as a VIE in the second quarter of 2014. Further, since Generation is conducting the operational activities of CENG, Generation qualifies as the primary beneficiary of CENG and, therefore, will be required to consolidate the financial position and results of operations of CENG beginning in the second quarter of 2014. For additional information on this transaction refer to Note — 5 Investment in Constellation Energy Nuclear Group, LLC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Unconsolidated Variable Interest Entities

Exelon’s and Generation’s variable interests in unconsolidated VIEs generally include equity investments and energy purchase and sale contracts. For the equity investments, the carrying amount of the investments is reflected on Exelon’s and Generation’s Consolidated Balance Sheets in Investments in affiliates, Investments, and Other Assets. For the energy purchase and sale contracts and the fuel purchase commitments (commercial agreements), the carrying amount of assets and liabilities in Exelon’s and Generation’s Consolidated Balance Sheets that relate to their involvement with the VIEs are predominately related to working capital accounts and generally represent the amounts owed by, or owed to, Exelon and Generation for the deliveries associated with the current billing cycles under the commercial agreements. Further, Exelon and Generation have not provided material debt or equity support, liquidity arrangements or performance guarantees associated with these commercial agreements.

The Registrants’ unconsolidated VIEs consist of:

•	Energy purchase and sale agreements with VIEs for which Generation has concluded that consolidation is not required.

•	ZionSolutions, LLC asset sale agreement with EnergySolutions, Inc. and certain subsidiaries in which Generation has a variable interest but has concluded that consolidation is not required.

•	Equity investments in energy development projects and energy generating facilities for which Generation has concluded that consolidation is not required.

As of March 31, 2014 and December 31, 2013, Exelon and Generation had significant unconsolidated variable interests in eight VIEs for which Exelon or Generation, as applicable, was not the primary beneficiary; including certain equity method investments and certain commercial agreements. The number of unconsolidated VIEs did not change overall, however, during the first quarter of 2014 Generation sold its ownership interest in one unconsolidated VIE and made an investment in another VIE which is unconsolidated. The following tables present summary information about Exelon and Generation’s significant unconsolidated VIE entities:

March 31, 2014	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$113	$344	$457
Total liabilities(a)	2	139	141
Registrants’ ownership interest(a)	—	64	64
Other ownership interests(a)	111	143	254
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	73	73
Contract intangible asset	9	—	9
Debt and payment guarantees	—	3	3
Net assets pledged for Zion Station decommissioning(b)	44	—	44

December 31, 2013	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$128	$332	$460
Total liabilities(a)	17	123	140
Registrants’ ownership interest(a)	—	86	86
Other ownership interests(a)	111	123	234
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	7	67	74
Contract intangible asset	9	—	9
Debt and payment guarantees	—	5	5
Net assets pledged for Zion Station decommissioning(b)	44	—	44

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

These items represent amounts on the unconsolidated VIE balance sheets, not on Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

(b)

These items represent amounts on Exelon’s and Generation’s Consolidated Balance Sheets related to the asset sale agreement with ZionSolutions, LLC. The net assets pledged for Zion Station decommissioning includes gross pledged assets of $429 million and $458 million as of March 31, 2014 and December 31, 2013, respectively; offset by payables to ZionSolutions LLC of $385 million and $414 million as of March 31, 2014 and December 31, 2013, respectively. These items are included to provide information regarding the relative size of the ZionSolutions LLC unconsolidated VIE.

For each of the unconsolidated VIEs, Exelon and Generation assess the risk of a loss equal to their maximum exposure to be remote and, accordingly, Exelon and Generation have not recognized a liability associated with any portion of the maximum exposure to loss. In addition, there are no material agreements with, or commitments by, third parties that would affect the fair value or risk of their variable interests in these VIEs.

4.    Regulatory Matters (Exelon, Generation, ComEd, PECO and BGE)

Regulatory and Legislative Proceedings (Exelon, Generation, ComEd, PECO and BGE)

Except for the matters noted below, the disclosures set forth in Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K appropriately represent, in all material respects, the current status of regulatory and legislative proceedings of the Registrants. The following is an update to that discussion.

Illinois Regulatory Matters

Energy Infrastructure Modernization Act (Exelon and ComEd).    Since 2011, ComEd’s distribution rates are established through a performance-based rate formula, pursuant to EIMA. EIMA also provides a structure for substantial capital investment by utilities over a ten-year period to modernize Illinois’ electric utility infrastructure. Participating utilities are required to file an annual update to the performance-based formula rate tariff on or before May 1, with resulting rates effective in January of the following year. This annual formula rate update is based on prior year actual costs and current year projected capital additions. The update also reconciles any differences between the revenue requirement(s) in effect for the prior year and actual costs incurred for that year. ComEd records regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement(s) in effect and ComEd’s best estimate of the revenue requirement expected to be approved by the ICC for that year’s reconciliation. As of March 31, 2014, and December 31, 2013, ComEd had recorded a net regulatory asset associated with the distribution formula rate of $459 million and $463 million, respectively. The regulatory asset associated with the distribution true-up will be amortized as the associated amounts are recovered through rates.

On April 16, 2014, ComEd filed its annual distribution formula rate update with the ICC. The filing establishes the revenue requirement used to set the rates that will take effect in January 2015 after the ICC’s review and approval, which is due by December 2014. The revenue requirement requested is based on 2013 actual costs plus projected 2014 capital additions as well as an annual reconciliation of the revenue requirement in effect in 2013 to the actual costs incurred that year. ComEd requested a total increase to the net revenue requirement of $275 million, reflecting an increase of $177 million for the initial revenue requirement for 2014 and an increase of $98 million related to the annual reconciliation for 2013. The initial revenue requirement for 2014 provides for a weighted average debt and equity return on distribution rate base of 7.06% inclusive of an allowed return on common equity of 9.25%, reflecting the average rate on 30-year treasury notes plus 580 basis points. The annual reconciliation for 2013 provided for a weighted average debt and equity return on distribution rate base of 7.04% inclusive of an allowed return on common equity of 9.20%, reflecting the average rate on 30-year treasury notes plus 580 basis points less a performance metrics penalty of 5 basis points.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On April 1, 2014, ComEd filed an annual progress report on its AMI Implementation Plan. On April 16, 2014, the ICC ruled that no investigation would be opened as a result of the annual filing. ComEd’s current approved deployment plan provides for the installation of 4 million electric smart meters by the end of 2021. On March 13, 2014, ComEd filed a petition with the ICC for approval to accelerate the deployment of AMI Meters. If approved, the deployment plan would accelerate the projected completion of installation from 2021 to 2018. ComEd has requested that the ICC approve the proposed petition in the second quarter of 2014.

Appeal of Initial Formula Rate Tariff (Exelon and ComEd).    On March 26, 2014, the Illinois Appellate Court issued an opinion with respect to ComEd’s appeal the ICC’s order relating to ComEd’s initial formula rate tariff. The most significant financial issues under appeal related to ICC findings that were counter to the formula rate legislation and were clarified by subsequent legislation (Senate Bill 9). Therefore, only a subset of the issues originally appealed remained. The Court found against ComEd on each of the remaining issues: compensation related adjustments, billing determinants and the use of certain allocators. The Court’s opinion has no accounting impact as ComEd recorded the distribution formula regulatory asset consistent with the ICC’s Final Order.

ComEd has asked the Illinois Supreme Court to hear the issue of allocation between State and Federal regulatory jurisdictions. There is no set time by which the Court must decide whether it will hear the case. ComEd cannot predict whether the Court will elect to hear the case or, if it does, the outcome of the appeal.

Advanced Metering Program Proceeding (Exelon and ComEd)    As part of ComEd’s 2007 electric distribution rate case, the ICC approved recovery of costs associated with ComEd’s System Modernization Program (Rider SMP) for the limited purpose of implementing a pilot program for AMI. In October 2009, the ICC approved ComEd’s AMI pilot program and associated rider (Rider AMP). ComEd collected approximately $24 million under Rider AMP and had no collections under Rider SMP through March 31, 2014. In ComEd’s 2010 electric distribution rate case, the ICC approved ComEd’s transfer of certain other costs from recovery under Rider AMP to recovery through electric distribution rates.

Several parties, including the Illinois Attorney General, appealed the ICC’s orders on Rider SMP and Rider AMP. The Illinois Appellate Court reversed the ICC’s approval of the cost recovery provisions of Rider SMP and Rider AMP on September 30, 2010 and March 19, 2012, respectively. In both cases, the Court ruled that the ICC’s approval of the rider constituted single-issue ratemaking. ComEd filed Petitions for Leave to Appeal to the Illinois Supreme Court, which were denied.

In October 2013, the ICC opened an investigation on Rider AMP to determine if a refund is required and if so, to determine the appropriate refund amount. The ALJ presiding over the investigation requested each party provide a pre-trial memorandum describing their positions, which were submitted on April 10, 2014. The ICC Staff and the Illinois Attorney General proposed a refund of $14.6 million, representing the amount they claim was collected under Rider AMP since September 30, 2010, the date the Illinois Appellate Court reversed the ICC’s approval of the cost recovery provisions of Rider SMP. ComEd believes no refund is appropriate and that any refund obligation associated with Rider AMP should be prospective from no earlier than the date of the Illinois Appellate Court’s order on Rider AMP, or March 19, 2012. As a result, ComEd recorded a regulatory liability of approximately $0.4 million at March 31, 2014, which represents the amounts collected from customers since March 19, 2012. ComEd cannot predict the ultimate outcome of the ICC’s investigation and therefore, actual refunds, if any, may differ from the estimated liability recorded at March 31, 2014.

Pennsylvania Regulatory Matters

Pennsylvania Procurement Proceedings (Exelon and PECO).    On October 12, 2012, the PAPUC issued its Opinion and Order approving PECO’s second DSP Program, which was filed with the PAPUC in January 2012. The program, which has a 24-month term from June 1, 2013 through May 31, 2015, complies with electric generation procurement guidelines set forth in Act 129.

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

In addition, the second DSP Program includes a number of retail market enhancements recommended by the PAPUC in its previously issued Retail Markets Intermediate Work Plan Order. PECO was also directed to submit a plan to allow its low-income Customer Assistance Program (CAP) customers to purchase their generation supply from EGSs beginning April 2014. On May 1, 2013, PECO filed its CAP Shopping Plan with the PAPUC. By Order entered on January 24, 2014, the PAPUC approved PECO’s plan, with modifications, to make CAP shopping available beginning April 15, 2014. On March 20, 2014, low-income advocacy groups filed an appeal and emergency request for a stay with the Pennsylvania Commonwealth Court, claiming that the PAPUC-ordered CAP Shopping plan does not contain sufficient protections for low-income customers. On March 28, 2014, the Commonwealth Court issued the requested stay, pending a full review of the appeal. Pending the Commonwealth Court’s review, PECO will not implement CAP Shopping. The Commonwealth Court’s decision is expected in late 2014.

On March 10, 2014, PECO filed its third DSP Program with the PAPUC. The program has a 24-month term from June 1, 2015 through May 31, 2017, and complies with electric generation procurement guidelines set forth in Act 129. A PAPUC ruling is expected in late 2014.

Smart Meter and Smart Grid Investments (Exelon and PECO).    Pursuant to Act 129 and the follow-on Implementation Order of 2009, in April 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan (SMPIP), under which PECO will install more than 1.6 million smart meters and an AMI communication network by 2020. The first phase of PECO’s SMPIP, which was completed on June 19, 2013, included the installation of an AMI communications network and the deployment of 600,000 smart meters to communicate with that network. On May 31, 2013, PECO and interested parties filed a Joint Petition for Settlement of the universal deployment plan with the PAPUC which was approved without modification on August 15, 2013. The Joint Petition for Settlement supports all material aspects of PECO’s universal deployment plan, including cost recovery, excluding certain amounts discussed below. Universal deployment is the second phase of PECO’s SMPIP, under which PECO will deploy the remainder of the 1.6 million smart meters on an accelerated basis by the end of 2014. In total, PECO currently expects to spend up to $595 million, excluding the cost of the original meters (as further described below), on its smart meter infrastructure and approximately $120 million on smart grid investments through 2014 of which $200 million will be funded by SGIG as discussed below. As of March 31, 2014, PECO has spent $457 million and $119 million on smart meter and smart grid infrastructure, respectively, not including the DOE reimbursements received to date.

Pursuant to the ARRA of 2009, PECO and the DOE entered into a Financial Assistance Agreement to extend PECO $200 million in non-taxable SGIG funds of which $140 million relates to smart meter deployment and $60 million relates to smart grid infrastructure. As part of the agreement, the DOE has a conditional ownership interest

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

in qualifying Federally-funded project property and equipment, which is subordinate to PECO’s existing mortgage. The SGIG funds are being used to offset the total impact to ratepayers of the smart meter deployment required by Act 129. As of March 31, 2014, PECO has received $197 million, including $4 million for sub-recipients, of the $200 million in reimbursements. PECO’s outstanding receivable from the DOE for reimbursable costs was $3 million as of March 31, 2014, which has been recorded in Other accounts receivable, net on Exelon’s and PECO’s Consolidated Balance Sheets.

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

Following PECO’s decision, as of October 9, 2012, PECO will no longer use the original smart meters. For the meters that will no longer be used, the accounting guidance requires that any difference between the carrying value and net realizable value be recognized in the current period’s earnings, before considering potential regulatory recovery. The cost of the original meters, including installation and removal costs, owned by PECO was approximately $17 million, net of approximately $16 million of reimbursements from the DOE and approximately $2 million of depreciation. PECO requested and received approval from the DOE that the original meters continue to be allowable costs and that any settlement with the vendor will not be considered project income. In addition, PECO remains eligible for the full $200 million in SGIG funds. On August 15, 2013, PECO entered into an agreement with the original vendor, which was part of the final agreement discussed below, under which PECO transferred the original uninstalled meters to the vendor and received $12 million in return. On January 23, 2014, PECO entered a final agreement with the vendor pursuant to which PECO will be reimbursed for amounts incurred for the original meters and related installation and removal costs, via cash payments and rebates on future purchases of licenses, goods and services primarily through 2017. PECO previously had intended to seek regulatory rate recovery in a future filing with the PAPUC of amounts not recovered from the vendor. As PECO believed such costs were probable of rate recovery based on applicable case law and past precedent on reasonably and prudently incurred costs, a regulatory asset was established at the time of the removals. As of December 31, 2013, $5 million was recorded on Exelon’s and PECO’s Consolidated Balance Sheets. Pursuant to the January 23, 2014, vendor agreement, PECO reclassified the regulatory asset balance as a receivable, with no gain or loss impacts on future results of operations.

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

The peak demand period ended on September 30, 2012 and PECO filed its final compliance report on Phase 1 targets with the PAPUC on November 15, 2013. On March 20, 2014, the PAPUC issued its final report stating that PECO was in full compliance with all Phase I targets.

On November 14, 2013, the PAPUC issued a Tentative Order on Act 129 demand reduction programs which seeks comments on a proposed demand response program methodology for future Act 129 demand reduction programs as well as demand response potential and wholesale prices suppression studies. In its February 20, 2014 Final Order, the PAPUC stated that it does not expect to make a decision as to whether it will prescribe additional demand response obligations until 2015. Any decision reached would affect PECO’s EE&C Plan subsequent to its Phase II Plan.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On February 28, 2014, PECO filed a Petition for Approval to amend its EE&C Phase II Plan to continue its DLC demand reduction program for mass market customers from June 1, 2014 to May 31, 2016. PECO proposed to fund the estimated $10 million annual costs of the program by modifying incentive levels for other Phase II programs. The costs of the DLC program will be recovered through PECO’s Energy Efficiency Program Charge along with other Phase II Plan costs. In an April 23, 2014 Tentative Order, the PAPUC granted PECO’s Petition. Absent any filing of opposing comments by parties, the Order will become final on May 5, 2014.

Maryland Regulatory Matters

2013 Maryland Electric and Gas Distribution Rate Case (Exelon and BGE).    On May 17, 2013, BGE filed an application for increases of $101 million and $30 million to its electric and gas base rates, respectively, with the MDPSC. The requested rates of return on equity in the application were 10.50% and 10.35% for electric and gas distribution, respectively. In addition to these requested rate increases, BGE’s application also included a request for recovery of incremental capital expenditures and operating costs associated with BGE’s proposed short-term reliability improvement plan (the “ERI initiative”) in response to a MDPSC order through a surcharge separate from base rates. On August 23, 2013, BGE filed an update to its rate request which altered the requested increase to electric base rates from $101 million to $83 million and the requested increase to gas base rates from $30 million to $24 million. On December 13, 2013, the MDPSC issued an order in BGE’s 2013 electric and natural gas distribution rate case for increases in annual distribution service revenue of $34 million and $12 million, respectively. The electric distribution rate increase was set using an allowed return on equity of 9.75% and the gas distribution rate increase was set using an allowed return on equity of 9.60%. The approved electric and natural gas distribution rates became effective for services rendered on or after December 13, 2013. As part of its December 13, 2013 decision granting BGE increases for its gas and electric distribution rates, the MDPSC also authorized BGE to recover through a surcharge mechanism costs associated with five ERI initiative programs designed to accelerate electric reliability improvements. Such a decision, however, was premised upon the condition that the MDPSC approve specific projects scheduled for each year of the five-year program in advance of cost recovery through the surcharge mechanism. On March 31, 2014, after reviewing comments filed by the parties and conducting a hearing on the matter, the MDPSC approved all but one project proposed for completion in 2014 as part of the ERI initiative. As a result of the MDPSC’s decision, BGE estimates 2014 capital and operating and maintenance costs associated with the ERI initiative of $14.8 million and a revenue requirement of $1.4 million. The ERI initiative surcharge will become effective upon the MDPSC’s approval of the revised tariff pages for the surcharge mechanism that BGE filed with the MDPSC on April 3, 2014. BGE is required to file an update on the 2014 work plan and reliability performance information for the specific projects, along with its work plan and cost estimates for 2015, on or before November 1, 2014.

Smart Meter and Smart Grid Investments (Exelon and BGE).    In August 2010, the MDPSC approved a comprehensive smart grid initiative for BGE that includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of $480 million of which $200 million has been recovered through a grant from the DOE. The MDPSC’s approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is implemented. As of March 31, 2014 and December 31, 2013, BGE recorded a regulatory asset of $78 million and $66 million, respectively, representing incremental costs, depreciation and amortization, and a debt return on fixed assets related to its AMI program. Additionally, the MDPSC has determined that the cost recovery for the non-AMI meters that BGE retires will be considered in a future depreciation proceeding. The MDPSC continues to evaluate the impacts of a customer opt-out feature in BGE’s Smart Grid program. In March 2013, BGE filed a description of the overall additional costs associated with allowing customers to retain their current meter, and for radio frequency (RF)-Free and RF-Minimizing options related to the installation of their smart meters as well as a proposed cost recovery mechanism. The MDPSC held a hearing in August 2013 to consider the filings made by BGE and other Maryland electric utilities. On February 26, 2014, the MDPSC issued an Order authorizing BGE to impose a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

$75 upfront fee and an $11 recurring fee to customers electing to opt-out, effective July 1, 2014. The fees authorized by the order will be reviewed after an initial 12- to 18- month period. The ultimate impact of opt-out could affect BGE’s ability to demonstrate cost-effectiveness of the advanced metering system.

Overall, BGE continues to believe the recovery of smart grid initiative costs in future rates is probable as BGE expects to be able to demonstrate that the program benefits exceed costs.

The Maryland Strategic Infrastructure Development and Enhancement Program (Exelon and BGE).    In February 2013, the Maryland General Assembly passed legislation intended to accelerate gas infrastructure replacements in Maryland by establishing a mechanism for gas companies to promptly recover reasonable and prudent costs of eligible infrastructure replacement projects separate from base rate proceedings. On May 2, 2013, the Governor of Maryland signed the legislation into law, which took effect June 1, 2013. Under the new law, following a proceeding before the MDPSC and with the MDPSC’s approval of the eligible infrastructure replacement projects along with a corresponding surcharge, BGE could begin charging gas customers a monthly surcharge for infrastructure costs incurred after June 1, 2013. The legislation includes caps on the monthly surcharges to residential and non-residential customers, and would require an annual true-up of the surcharge revenues against actual expenditures. Investment levels in excess of the cap would be recoverable in a subsequent gas base rate proceeding at which time all costs for the infrastructure replacement projects would be rolled into gas distribution rates. Irrespective of the cap, BGE is required to file a gas rate case every five years under this legislation. On August 2, 2013, BGE filed its infrastructure replacement plan and associated surcharge. On January 29, 2014, the MDPSC issued a decision conditionally approving the first five years of BGE’s plan and surcharge. On March 26, 2014, the Maryland PSC approved as filed BGE’s proposed 2014 project list, tariff and associated surcharge amounts, with a surcharge that became effective April 1, 2014. BGE will defer the difference between the surcharge revenues and program costs as a regulated asset or liability, which was immaterial as of March 31, 2014.

Federal Regulatory Matters

Transmission Formula Rate (Exelon, ComEd and BGE).    ComEd’s and BGE’s transmission rates are each established based on a FERC-approved formula. ComEd and BGE record regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement in effect and ComEd’s and BGE’s best estimate of the revenue requirement expected to be approved by the FERC for that year’s reconciliation. As of March 31, 2014, and December 31, 2013, ComEd had recorded a net regulatory asset associated with the transmission formula rate of $13 million and $17 million, respectively and BGE had recorded a net regulatory asset associated with the transmission formula rate of $3 million and a net regulatory liability of $0 million, respectively. The regulatory asset associated with the transmission true-up will be amortized as the associated amounts are recovered through rates.

On April 16, 2014, ComEd filed its annual formula rate update with the FERC. The filing establishes the revenue requirement used to set rates that will take effect in June 2014, subject to review by the FERC and other parties, which is due by November 2014. The revenue requirement is based on 2013 actual costs plus forecasted 2014 capital additions as well as an annual reconciliation of the revenue requirement in effect starting in June 2013 to the actual cost incurred in 2013. The update resulted in a revenue requirement of $524 million plus an $11 million adjustment related to the reconciliation of 2013 actual costs for a total revenue requirement of $535 million. This compares to the 2013 revenue requirement of $488 million plus a $25 million adjustment related to the reconciliation of 2012 actual costs for a total revenue requirement of $513 million. The increase in the revenue requirement was primarily driven by increased capital investment and higher operating and maintenance costs.

ComEd’s updated formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 8.62%, inclusive of an allowed return on common equity of 11.50%, a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

decrease from the 8.70% average debt and equity return previously authorized. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.50% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55%.

On April 28, 2014, BGE filed its annual formula rate update with the FERC. The filings established the revenue requirement used to set rates that will take effect in June 2014 subject to FERC’s and other parties’ review which is due by October 2014. The revenue requirement is based on 2013 actual costs plus forecasted 2014 capital additions as well as an annual reconciliation of the revenue requirement in effect starting in June 2013 to the actual cost incurred in 2013. The update resulted in a revenue requirement of $167 million plus a $4 million adjustment related to the reconciliation of 2013 actual costs for a net revenue requirement of $171 million. This compares to the 2013 revenue requirement of $158 million offset by a $1 million reduction related to the reconciliation of 2012 actual costs for a net revenue requirement of $157 million. The increase in the revenue requirement is primarily driven by higher depreciation expense and an increased level of return on investment associated with a higher equity ratio and increased rate base.

BGE’s updated formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 8.53%, an increase from the 8.35% average debt and equity return previously authorized. As part of the FERC-approved settlement of BGE’s 2005 transmission rate case in 2006, the rate of return on common equity for BGE’s electric transmission business for new transmission projects placed in service on and after January 1, 2006 is 11.3%, inclusive of a 50 basis point incentive for participating in PJM.

PJM Minimum Offer Price Rule (Exelon and Generation).    PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. The FERC orders approving the MOPR were upheld by the United States Court of Appeals for the Third Circuit in February 2014.

Exelon continues to work with PJM stakeholders and through the FERC process to implement several proposed changes to the PJM tariff aimed at ensuring that capacity resources (including those with state-sanctioned subsidy contracts, excessive imported capacity resources, capacity market speculators and certain limited availability demand response resources) cannot inappropriately affect capacity auction prices in PJM.

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

On August 29, 2013, Exelon filed a water quality certification application pursuant to Section 401 of the CWA with PA DEP for Muddy Run, addressing these and other issues that included certain commitments made by Generation. The financial impact associated with these commitments is estimated to be in the range of $20 million to $30 million, and will include both an increase in capital expenditures as well as an increase in operating expenses. Exelon anticipates that the PA DEP will issue the water quality certification pursuant to Section 401 of the CWA for Muddy Run in the second quarter of 2014.

Based on the latest FERC procedural schedule, the FERC licensing process is not expected to be completed prior to the expiration of Muddy Run’s current license on August 31, 2014, and the expiration of Conowingo’s license on September 1, 2014. However, the stations would continue to operate under annual licenses until FERC takes action on the 46-year license applications. The stations are currently being depreciated over their useful lives, which includes the license renewal period. As of March 31, 2014, $34 million of direct costs associated with licensing efforts have been capitalized.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO and BGE as of March 31, 2014 and December 31, 2013. For additional information on the specific regulatory assets and liabilities, refer to Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K.

March 31, 2014	Exelon		ComEd		PECO		BGE
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
Regulatory assets
Pension and other postretirement benefits	$218	$2,777	$—	$—	$—	$—	$—	$—
Deferred income taxes	14	1,474	2	67	—	1,333	12	74
AMI programs	6	186	6	43	—	65	—	78
Under-recovered distribution service costs	197	262	197	262	—	—	—	—
Debt costs	12	54	9	51	3	3	1	8
Fair value of BGE long-term debt(a)	6	206	—	—	—	—	—	—
Fair value of BGE supply contract(b)	9	—	—	—	—	—	—	—
Severance	10	12	6	—	—	—	4	12
Asset retirement obligations	1	108	1	72	—	25	—	11
MGP remediation costs	44	201	37	168	6	32	1	1
RTO start-up costs	2	—	2	—	—	—	—	—
Under-recovered uncollectible accounts	—	74	—	74	—	—	—	—
Renewable energy	13	155	13	155	—	—	—	—
Energy and transmission programs	51	—	50	—	1	—	—	—
Deferred storm costs	3	2	—	—	—	—	3	2
Electric generation-related regulatory asset	13	27	—	—	—	—	13	27
Rate stabilization deferral	72	133	—	—	—	—	72	133
Energy efficiency and demand response programs	57	146	—	—	—	—	57	146
Merger integration costs	2	8	—	—	—	—	2	8
Other	38	38	17	26	18	7	3	4

Total regulatory assets	$768	$5,863	$340	$918	$28	$1,465	$168	$504

March 31, 2014	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current		Noncurrent
Regulatory liabilities
Other postretirement benefits	$2	$47	$—	$—	$—		$—	$—		$—
Nuclear decommissioning	—	2,774	—	2,319	—		455	—		—
Removal costs	105	1,440	81	1,237	—		—	24		203
Energy efficiency and demand response programs	40	—	39	—	1		—	—		—
DLC Program Costs	1	11	—	—	1		11	—		—
Energy efficiency Phase 2	—	31	—	—	—		31	—		—
Electric distribution tax repairs	22	108	—	—	22		108	—		—
Gas distribution tax repairs	8	36	—	—	8		36	—		—
Energy and transmission programs	76	10	—	10	43	(c)	—	33	(f)	—
Over-recovered gas and electric universal service fund costs	7	—	—	—	7		—	—		—
Revenue subject to refund(d)	38	—	38	—	—		—	—		—
Over-recovered gas and electric revenue decoupling(e)	35	—	—	—	—		—	35		—
Other	2	1	—	—	2		—	—		—

Total regulatory liabilities	$336	$4,458	$158	$3,566	$84		$641	$92		$203

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2013	Exelon		ComEd		PECO		BGE
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent
Regulatory assets
Pension and other postretirement benefits	$221	$2,794	$—	$—	$—	$—	$—		$—
Deferred income taxes	10	1,459	2	65	—	1,317	8		77
AMI programs	5	159	5	35	—	58	—		66
AMI meter events	—	5	—	—	—	5	—		—
Under-recovered distribution service costs	178	285	178	285	—	—	—		—
Debt costs	12	56	9	53	3	3	1		8
Fair value of BGE long-term debt(a)	—	219	—	—	—	—	—		—
Fair value of BGE supply contract(b)	12	—	—	—	—	—	—		—
Severance	16	12	12	—	—	—	4		12
Asset retirement obligations	1	102	1	67	—	25	—		10
MGP remediation costs	40	212	33	178	6	33	1		1
RTO start-up costs	2	—	2	—	—	—	—		—
Under-recovered uncollectible accounts	—	48	—	48	—	—	—		—
Renewable energy	17	176	17	176	—	—	—		—
Energy and transmission programs	53	—	52	—	—	—	1	(f)	—
Deferred storm costs	3	3	—	—	—	—	3		3
Electric generation-related regulatory asset	13	30	—	—	—	—	13		30
Rate stabilization deferral	71	154	—	—	—	—	71		154
Energy efficiency and demand response programs	73	148	—	—	—	—	73		148
Merger integration costs	2	9	—	—	—	—	2		9
Other	31	39	18	26	8	7	4		6

Total regulatory assets	$760	$5,910	$329	$933	$17	$1,448	$181		$524

December 31, 2013	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current		Noncurrent
Regulatory liabilities
Other postretirement benefits	$2	$43	$—	$—	$—		$—	$—		$—
Nuclear decommissioning	—	2,740	—	2,293	—		447	—		—
Removal costs	99	1,423	78	1,219	—		—	21		204
Energy efficiency and demand response programs	53	—	45	—	8		—	—		—
DLC Program Costs	1	10	—	—	1		10	—		—
Energy efficiency phase II	—	21	—	—	—		21	—		—
Electric distribution tax repairs	20	114	—	—	20		114	—		—
Gas distribution tax repairs	8	37	—	—	8		37
Energy and transmission programs	78	—	9	—	58	(c)	—	11	(f)	—
Over-recovered gas and electric universal service fund costs	8	—	—	—	8		—	—		—
Revenue subject to refund(d)	38	—	38	—	—		—	—		—
Over-recovered electric and gas revenue decoupling(e)	16	—	—	—	—		—	16		—
Other	4	—	—	—	3		—	—		—

Total regulatory liabilities	$327	$4,388	$170	$3,512	$106		$629	$48		$204

(a)

Represents the regulatory asset recorded at Exelon Corporate for the difference in the fair value of the long-term debt of BGE as of the merger date. The asset is amortized over the life of the underlying debt. See Note 8 — Debt and Credit Agreements for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

Represents the regulatory asset recorded at Exelon Corporate representing the fair value of BGE’s supply contracts as of the close of the merger date. BGE is allowed full recovery of the costs of its electric and gas supply contracts through approved, regulated rates. The asset is amortized over a period of approximately 3 years.

(c)

Includes $32 million related to the DSP program, $0 million related to the over-recovered natural gas costs under the PGC and $11 million related to over-recovered electric transmission costs as of March 31, 2014. As of December 31, 2013, includes $34 million related to the DSP program, $8 million related to the over-recovered electric transmission costs and $16 million related to the over-recovered natural gas costs under the PGC.

(d)

Primarily represents the regulatory liability for revenue subject to refund recorded pursuant to the ICC’s order in the 2007 Rate Case. See Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K. for further information.

(e)

Represents the electric and gas distribution costs recoverable from customers under BGE’s decoupling mechanism. As of March 31, 2014, BGE had a regulatory liability of $14 million related to over-recovered electric revenue decoupling and $21 million related to over-recovered natural gas revenue decoupling. As of December 31, 2013, BGE had a regulatory liability of $7 million related to over-recovered electric revenue decoupling and $9 million related to over-recovered natural gas revenue decoupling.

(f)

Relates to $3 million of over-recovered electric supply costs and $30 million of over-recovered natural gas supply costs as of March 31, 2014. As of December 31, 2013, includes $1 million of under-recovered electric supply costs and $11 million of over-recovered natural gas supply costs.

Purchase of Receivables Programs (Exelon, ComEd, PECO, and BGE)

ComEd, PECO and BGE are required, under separate legislation and regulations in Illinois, Pennsylvania and Maryland, respectively, to purchase certain receivables from retail electric and natural gas suppliers. For retail suppliers participating in the utilities’ consolidated billing, ComEd, PECO and BGE must purchase their customer accounts receivables. ComEd and BGE purchase receivables at a discount to primarily recover uncollectible accounts expense from the suppliers. PECO is required to purchase receivables at face value and permitted to recover uncollectible accounts expense from customers through distribution rates. Exelon, ComEd, PECO and BGE do not record unbilled commodity receivables under the POR programs. Purchased billed receivables are classified in Other accounts receivable, net on Exelon’s, ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets. The following tables provide information about the purchased receivables of the Registrants as of March 31, 2014 and December 31, 2013.

As of March 31, 2014	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$330	$125	$93	$112
Allowance for uncollectible accounts(b)	(36)	(19)	(10)	(7)

Purchased receivables, net	$294	$106	$83	$105

As of December 31, 2013	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$263	$105	$72	$86
Allowance for uncollectible accounts(b)	(30)	(16)	(7)	(7)

Purchased receivables, net	$233	$89	$65	$79

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

5.    Investment in Constellation Energy Nuclear Group, LLC (Exelon and Generation)

As a result of the Constellation merger, Generation owns a 50.01% interest in CENG, a nuclear generation business, which is accounted for as an equity method investment as of March 31, 2014. Generation’s total equity in earnings (losses) on the investment in CENG is as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Equity investment income	$(2)	$15
Amortization of basis difference in CENG	(17)	(27)

Total equity in earnings — CENG	$(19)	$(12)

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

Generation has various agreements with CENG to purchase power and to provide certain services. For further information regarding these agreements see Note 25 — Related Party Transactions of the Exelon 2013 Form 10-K.

On July 29, 2013, Exelon, Generation and subsidiaries of Generation entered into a Master Agreement with EDF, EDF Inc. (EDFI) (a subsidiary of EDF) and CENG. The Master Agreement closed on April 1, 2014, and, as contemplated therein, the parties executed a series of additional agreements.

Under the Master Agreement, CENG made two pre-closing cash distributions to EDF and Generation. Generation received the distributions of $115 million and $13 million in December 2013 and March 2014, respectively, each of which was recorded as a reduction to the Investment in CENG on Exelon’s and Generation’s Consolidated Balance Sheets.

At the closing, Generation, CENG and subsidiaries of CENG executed a Nuclear Operating Services Agreement (NOSA) pursuant to which Generation will operate the CENG nuclear generation fleet owned by CENG subsidiaries and provide corporate and administrative services for the remaining life of the CENG nuclear plants as if they were a part of the Generation nuclear fleet, subject to EDFI’s rights as a member of CENG. CENG will reimburse Generation for its direct and allocated costs for such services.

In addition, at closing, Generation made a $400 million loan to CENG, bearing interest at 5.25% per annum and payable out of specified available cash flows of CENG and, in any event, payable upon the settlement of the Put Option Agreement discussed below (if the put option is exercised) or payable upon the maturity date of April 1, 2034, whichever occurs first. Immediately following receipt of the proceeds of such loan, CENG made a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

$400 million special distribution to EDFI. The parties also executed a Fourth Amended and Restated Operating Agreement for CENG, pursuant to which, among other things, CENG committed to make preferred distributions to Generation (after repayment of the $400 million loan) quarterly out of specified available cash flows until Generation has received aggregate distributions of $400 million plus a return of 8.5% per annum from the date of the special distribution to EDFI.

Generation and EDFI also entered into a Put Option Agreement at closing pursuant to which EDFI has the option, exercisable beginning on January 1, 2016 and thereafter until June 30, 2022, to sell its 49.99% interest in CENG to Generation for a fair market value price determined by agreement of the parties, or absent agreement, a third-party arbitration process. The appraisers determining fair market value of EDF’s 49.99% interest in CENG under the Put Option Agreement are instructed to take into account all rights and obligations under the CENG Operating Agreement, including Generation’s rights with respect to any unpaid aggregate preferred distributions and the related return, and the value of Generation’s rights to other distributions. The beginning of the exercise period will be accelerated if Exelon’s affiliates cease to own a majority of CENG and exercise a related right to terminate the NOSA. In addition, under limited circumstances, the period for exercise of the put option may be extended for 18 months.

Also at closing, Generation executed an Indemnity Agreement pursuant to which Generation indemnified EDF and its affiliates against third-party claims that may arise from any future nuclear incident (as defined in the Price Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this indemnity.

In addition to the agreements contemplated in the Master Agreement, on April 1, 2014, Generation, EDFI, CENG and Nine Mile Point Nuclear Station, LLC entered into an Employee Matters Agreement (EMA) that provides for the transfer of CENG employees to the Generation Parties (Generation or one of its affiliates) and the assumption of the employee benefit plans and their related trusts by the Generation Parties as the plan sponsor as of August 1, 2014 or such other date as agreed to by Generation and EDFI (the Effective Date). The EMA also generally requires CENG to fund the underfunded balance of the pension and post-retirement welfare benefit plans as of the Effective Date on an agreed payment schedule (or upon the occurrence of certain specified events, such as EDF’s disposition of a majority of its interest in CENG prior to completion of scheduled payments).

As a condition to obtaining regulatory approval for the transaction from the Nuclear Regulatory Commission, Exelon executed a Support Agreement pursuant to which Exelon may be required under specified circumstances to provide up to $245 million of financial support to the CENG plants. The Exelon Support Agreement was provided in substitution for a previous support agreement under which Generation had agreed to provide up to $205 million of financial support for CENG. In addition, Exelon executed a Guarantee pursuant to which Exelon may be required under specified circumstances to provide up to $165 million in additional financial support for the CENG plants. A previous Support Agreement executed by an affiliate of EDF remains in effect; under this Support Agreement the EDF affiliate may be required to provide up to approximately $145 million of financial support for the CENG plants under specified circumstances.

Due to changes in energy prices, discount rates and other factors, Exelon and Generation evaluated and determined that no impairment of the investment in CENG existed as of March 31, 2014. In addition, due to the transfer of the operating licenses and the execution of the NOSA on April 1, 2014, Exelon and Generation will derecognize their equity method investment in CENG and record all assets, liabilities and EDF’s non-controlling interest in CENG at fair value on Exelon and Generation’s balance sheets. Any difference between the carrying value of the investment in CENG and the newly recorded fair value will be recognized as a gain or loss upon consolidation in the second quarter of 2014, which could be material to Exelon’s and Generation’s results of operations. See Note 3 — Variable Interest Entities for further information regarding the consolidation of CENG beginning in the second quarter of 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

6.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd, PECO and BGE)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2014 and December 31, 2013:

Exelon

	March 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$983	$3	$980	$—	$983
Long-term debt (including amounts due within one year)	18,920	—	18,976	1,066	20,042
Long-term debt to financing trusts	648	—	—	648	648
SNF obligation	1,021	—	840	—	840

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$344	$3	$341	$—	$344
Long-term debt (including amounts due within one year)	19,132	—	18,672	1,079	19,751
Long-term debt to financing trusts	648	—	—	631	631
SNF obligation	1,021	—	790	—	790

Generation

	March 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$377	$—	$377	$—	$377
Long-term debt (including amounts due within one year)	7,490	—	6,684	1,066	7,750
SNF obligation	1,021	—	840	—	840

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$22	$—	$22	$—	$22
Long-term debt (including amounts due within one year)	7,729	$—	6,586	1,062	7,648
SNF obligation	1,021	—	790	—	790

ComEd

	March 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$534	$—	$534	$—	$534
Long-term debt (including amounts due within one year)	5,707	—	6,347	—	6,347
Long-term debt to financing trust	206	—	—	202	202

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$184	$—	$184	$—	$184
Long-term debt (including amounts due within one year)	5,675	—	6,238	17	6,255
Long-term debt to financing trust	206	—	—	202	202

PECO

	March 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)	$2,197	$—	$2,392	$—	$2,392
Long-term debt to financing trusts	184	—	—	190	190

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)	2,197	—	2,358	—	2,358
Long-term debt to financing trusts	184	—	—	180	180

BGE

	March 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$72	$3	$69	$—	$72
Long-term debt (including amounts due within one year)	2,011	—	2,183	—	2,183
Long-term debt to financing trusts	258	—	—	256	256

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$138	$3	$135	$—	$138
Long-term debt (including amounts due within one year)	2,011	—	2,148	—	2,148
Long-term debt to financing trusts	258	—	—	249	249

Short-Term Liabilities.    The short-term liabilities included in the tables above are comprised of short-term borrowings (Level 2) and dividends payable (included in other current liabilities) (Level 1). The Registrants’ carrying amounts of the short-term liabilities are representative of fair value because of the short-term nature of these instruments.

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

Transfers in and out of levels are recognized as of the end of the reporting period the transfer occurred. Given derivatives categorized within Level 1 are valued using exchange-based quoted prices within observable periods, transfers between Level 2 and Level 1 were not material. Transfers into Level 2 from Level 3 generally occur when the contract tenure becomes more observable. Transfers into Level 3 from Level 2 generally occur due to changes in

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

market liquidity or assumptions for certain commodity contracts. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 for cash equivalents, nuclear decommissioning trust fund investments, pledged assets for Zion Station decommissioning, Rabbi trust investments, and deferred compensation obligations.

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$518	$—	$—	$518
Nuclear decommissioning trust fund investments
Cash equivalents	304	—	—	304
Equity
Individually held	1,813	—	—	1,813
Exchange traded funds	113	—	—	113
Commingled funds	—	2,053	—	2,053

Equity funds subtotal	1,926	2,053	—	3,979

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	903	—	—	903
Debt securities issued by states of the United States and political subdivisions of the states	—	295	—	295
Debt securities issued by foreign governments	—	87	—	87
Corporate debt securities	—	1,795	126	1,921
Federal agency mortgage-backed securities	—	9	—	9
Commercial mortgage-backed securities (non-agency)	—	40	—	40
Residential mortgage-backed securities (non-agency)	—	7	—	7
Mutual funds	—	278	—	278

Fixed income subtotal	903	2,511	126	3,540

Middle market lending	—	—	356	356
Private Equity	—	—	4	4
Other debt obligations	—	15	—	15

Nuclear decommissioning trust fund investments subtotal(b)	3,133	4,579	486	8,198

Pledged assets for Zion Station decommissioning
Cash equivalents	—	35	—	35
Equity
Individually held	4	1	—	5

Equity funds subtotal	4	1	—	5

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	36	4	—	40
Debt securities issued by states of the United States and political subdivisions of the states	—	18	—	18
Corporate debt securities	—	180	—	180

Fixed income subtotal	36	202	—	238

Middle market lending	—	—	137	137

Pledged assets for Zion Station decommissioning subtotal(c)	40	238	137	415

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds(d)(e)	42	—	—	42

Rabbi trust investments subtotal	44	—	—	44

Commodity derivative assets
Economic hedges	592	2,778	1,271	4,641
Proprietary trading	354	808	179	1,341
Effect of netting and allocation of collateral(f)	(826)	(2,957)	(911)	(4,694)

Commodity derivative assets subtotal	120	629	539	1,288

Interest rate and foreign currency derivative assets	24	37	—	61
Effect of netting and allocation of collateral	(18)	(4)	—	(22)

Interest rate and foreign currency derivative assets subtotal	6	33	—	39
Other investments	13	—	10	23

Total assets	3,874	5,479	1,172	10,525

Liabilities
Commodity derivative liabilities
Economic hedges	(586)	(2,624)	(1,253)	(4,463)
Proprietary trading	(357)	(765)	(196)	(1,318)
Effect of netting and allocation of collateral(f)	943	3,289	1,029	5,261

Commodity derivative liabilities subtotal	—	(100)	(420)	(520)

Interest rate and foreign currency derivative liabilities	(25)	(21)	—	(46)
Effect of netting and allocation of collateral	25	3	—	28

Interest rate and foreign currency derivative liabilities subtotal	—	(18)	—	(18)
Deferred compensation obligation	—	(107)	—	(107)

Total liabilities	—	(225)	(420)	(645)

Total net assets	$3,874	$5,254	$752	$9,880

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,230	$—	$—	$1,230
Nuclear decommissioning trust fund investments
Cash equivalents	459	—	—	459
Equity
Individually held	1,776	—	—	1,776
Exchange traded funds	115	—	—	115
Commingled funds	—	2,271	—	2,271

Equity funds subtotal	1,891	2,271	—	4,162

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	882	—	—	882
Debt securities issued by states of the United States and political subdivisions of the states	—	294	—	294
Debt securities issued by foreign governments	—	87	—	87
Corporate debt securities	—	1,753	31	1,784
Federal agency mortgage-backed securities	—	10	—	10
Commercial mortgage-backed securities (non-agency)	—	40	—	40
Residential mortgage-backed securities (non-agency)	—	7	—	7
Mutual funds	—	18	—	18

Fixed income subtotal	882	2,209	31	3,122

Middle market lending	—	—	314	314
Private Equity	—	—	5	5
Other debt obligations	—	14	—	14

Nuclear decommissioning trust fund investments subtotal(b)	3,232	4,494	350	8,076

Pledged assets for Zion decommissioning
Cash equivalents	—	26	—	26
Equity
Individually held	16	—	—	16

Equity funds subtotal	16	—	—	16

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	45	4	—	49
Debt securities issued by states of the United States and political subdivisions of the states	—	20	—	20
Corporate debt securities	—	227	—	227

Fixed income subtotal	45	251	—	296

Middle market lending	—	—	112	112
Other debt obligations	—	1	—	1

Pledged assets for Zion Station decommissioning subtotal(c)	61	278	112	451

Rabbi trust investments
Cash equivalents	2	—	—	2
Mutual funds(d)(e)	54	—	—	54

Rabbi trust investments subtotal	56	—	—	56

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Commodity derivative assets
Economic hedges	493	2,582	885	3,960
Proprietary trading	324	1,315	122	1,761
Effect of netting and allocation of collateral(f)	(863)	(3,131)	(430)	(4,424)

Commodity derivative assets subtotal(g)	(46)	766	577	1,297
Interest rate and foreign currency derivative assets	30	39	—	69
Effect of netting and allocation of collateral	(30)	(2)	—	(32)

Interest rate and foreign currency derivative assets subtotal	—	37	—	37
Other Investments	—	—	15	15

Total assets	4,533	5,575	1,054	11,162

Liabilities
Commodity derivative liabilities
Economic hedges	(540)	(1,890)	(590)	(3,020)
Proprietary trading	(328)	(1,256)	(119)	(1,703)
Effect of netting and allocation of collateral(f)	869	3,007	404	4,280

Commodity derivative liabilities subtotal	1	(139)	(305)	(443)

Interest rate and foreign currency derivative liabilities	(31)	(17)	—	(48)
Effect of netting and allocation of collateral	31	1	—	32

Interest rate and foreign currency derivative liabilities subtotal	—	(16)	—	(16)
Deferred compensation obligation	—	(114)	—	(114)

Total liabilities	1	(269)	(305)	(573)

Total net assets	$4,534	$5,306	$749	$10,589

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets (liabilities) of $17 million and $(5) million at March 31, 2014 and December 31, 2013, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $14 million and $7 million at March 31, 2014 and December 31, 2013, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)

The mutual funds held by the Rabbi trusts include $41 million related to deferred compensation and $1 million related to Supplemental Executive Retirement Plan at March 31, 2014, and $53 million related to deferred compensation and $1 million related to Supplemental Executive Retirement Plan at December 31, 2013.

(e)	Excludes $33 million and $32 million of the cash surrender value of life insurance investments at March 31, 2014 and December 31, 2013, respectively.
(f)

Includes collateral postings (received) from counterparties. Collateral posted (received) from counterparties, net of collateral paid to counterparties, totaled $117 million, $332 million and $118 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2014. Collateral posted (received) from counterparties, net of collateral paid to counterparties, totaled $6 million, $(124) million and $(26) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2013	$350	$112	$272		$15	$749
Total realized / unrealized gains (losses)
Included in net income	1	—	(312	)(a)	—	(311)
Included in regulatory assets	3	—	25		—	28
Included in payable for Zion Station decommissioning	—	(1)	—		—	(1)
Change in collateral	—	—	144		—	144
Purchases, sales, issuances and settlements
Purchases	139	30	10		2	181
Sales	(1)	(4)	(2)		—	(7)
Settlements	(6)	—	—		—	(6)
Transfers into Level 3	—	—	(26)		—	(26)
Transfers out of Level 3	—	—	8		(7)	1

Balance as of March 31, 2014	$486	$137	$119		$10	$752

The amount of total losses included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended March 31, 2014	$—	$—	$(446)		$—	$(446)

(a)

Includes an increase for the reclassification of $134 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three months ended March 31, 2014.

Three Months Ended March 31, 2013	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2012	$183	$89	$367		$17	$656
Total realized / unrealized gains (losses)
Included in net income	1	—	(127	)(a)	—	(126)
Included in regulatory assets	1	—	(8	)(b)	—	(7)
Change in collateral	—	—	33		—	33
Purchases, sales, issuances and settlements
Purchases	32	22	(5	)(c)	—	49
Sales	(7)	(7)	(4)		(8)	(26)
Transfers into Level 3	—	—	4		—	4

Balance as of March 31, 2013	$210	$104	$260		$9	$583

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended March 31, 2013	$1	$—	$(79)		$—	$(78)

(a)	Includes the reclassification of $48 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three months ended March 31, 2013.
(b)

Excludes increases in fair value of $8 million and realized losses reclassified due to settlements of $133 million associated with Generation’s financial swap contract with ComEd for the three months ended March 31, 2013.

(c)	Includes $10 million which Generation was paid to enter into out of the money purchase contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013:

	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total losses included in net income for the three months ended March 31, 2014	$(268)	$(44)	$1
Change in the unrealized losses relating to assets and liabilities held for the three months ended March 31, 2014	$(425)	$(21)	$—

	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended March 31, 2013	$(159)	$32	$1
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2013	$(117)	$38	$1

(a)	Other, net activity consists of realized and unrealized gains (losses) included in income for the NDT funds held by Generation.

Generation

The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$329	$—	$—	$329
Nuclear decommissioning trust fund investments
Cash equivalents	304	—	—	304
Equity
Individually held	1,813	—	—	1,813
Exchange traded funds	113	—	—	113
Commingled funds	—	2,053	—	2,053

Equity funds subtotal	1,926	2,053	—	3,979

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	903	—	—	903
Debt securities issued by states of the United States and political subdivisions of the states	—	295	—	295
Debt securities issued by foreign governments	—	87	—	87
Corporate debt securities	—	1,795	126	1,921
Federal agency mortgage-backed securities	—	9	—	9
Commercial mortgage-backed securities (non-agency)	—	40	—	40
Residential mortgage-backed securities (non-agency)	—	7	—	7
Mutual funds	—	278	—	278

Fixed income subtotal	903	2,511	126	3,540

Middle market lending	—	—	356	356
Private Equity	—	—	4	4
Other debt obligations	—	15	—	15

Nuclear decommissioning trust fund investments subtotal(b)	3,133	4,579	486	8,198

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Pledged assets for Zion Station decommissioning
Cash equivalents	—	35	—	35
Equity
Individually held	4	1	—	5

Equity funds subtotal	4	1	—	5

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	36	4	—	40
Debt securities issued by states of the United States and political subdivisions of the states	—	18	—	18
Corporate debt securities	—	180	—	180

Fixed income subtotal	36	202	—	238

Middle market lending	—	—	137	137

Pledged assets for Zion Station decommissioning subtotal(c)	40	238	137	415

Rabbi trust investments
Cash equivalents	1	—	—	1
Mutual funds(d)	13	—	—	13

Rabbi trust investments subtotal	14	—	—	14

Commodity derivative assets
Economic hedges	592	2,778	1,271	4,641
Proprietary trading	354	808	179	1,341
Effect of netting and allocation of collateral(e)	(826)	(2,957)	(911)	(4,694)

Commodity derivative assets subtotal	120	629	539	1,288

Interest rate and foreign currency derivative assets	24	27	—	51
Effect of netting and allocation of collateral	(18)	(4)	—	(22)

Interest rate and foreign currency derivative assets subtotal	6	23	—	29

Other investments	13	—	10	23

Total assets	3,655	5,469	1,172	10,296

Liabilities
Commodity derivative liabilities
Economic hedges	(586)	(2,624)	(1,085)	(4,295)
Proprietary trading	(357)	(765)	(196)	(1,318)
Effect of netting and allocation of collateral(e)	943	3,289	1,029	5,261

Commodity derivative liabilities subtotal	—	(100)	(252)	(352)

Interest rate and foreign currency derivative liabilities	(25)	(20)	—	(45)
Effect of netting and allocation of collateral	25	3	—	28

Interest rate and foreign currency derivative liabilities subtotal	—	(17)	—	(17)

Deferred compensation obligation	—	(29)	—	(29)

Total liabilities	—	(146)	(252)	(398)

Total net assets	$3,655	$5,323	$920	$9,898

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,006	$—	$—	$1,006
Nuclear decommissioning trust fund investments
Cash equivalents	459	—	—	459
Equity
Individually held	1,776	—	—	1,776
Exchange traded funds	115	—	—	115
Commingled funds	—	2,271	—	2,271

Equity funds subtotal	1,891	2,271	—	4,162

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	882	—	—	882
Debt securities issued by states of the United States and political subdivisions of the states	—	294	—	294
Debt securities issued by foreign governments	—	87	—	87
Corporate debt securities	—	1,753	31	1,784
Federal agency mortgage-backed securities	—	10	—	10
Commercial mortgage-backed securities (non-agency)	—	40	—	40
Residential mortgage-backed securities (non-agency)	—	7	—	7
Mutual funds	—	18	—	18

Fixed income subtotal	882	2,209	31	3,122

Middle market lending	—	—	314	314
Private Equity	—	—	5	5
Other debt obligations	—	14	—	14

Nuclear decommissioning trust fund investments subtotal(b)	3,232	4,494	350	8,076

Pledged assets for Zion Station decommissioning
Cash equivalents	—	26	—	26
Equity
Individually held	16	—	—	16

Equity funds subtotal	16	—	—	16

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	45	4	—	49
Debt securities issued by states of the United States and political subdivisions of the states	—	20	—	20
Corporate debt securities	—	227	—	227

Fixed income subtotal	45	251	—	296

Middle market lending	—	—	112	112
Other debt obligations	—	1	—	1

Pledged assets for Zion Station decommissioning subtotal(c)	61	278	112	451

Rabbi trust investments
Mutual funds(d)	13	—	—	13

Rabbi trust investments subtotal	13	—	—	13

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Commodity derivative assets
Economic hedges	493	2,582	885	3,960
Proprietary trading	324	1,315	122	1,761
Effect of netting and allocation of collateral(e)	(863)	(3,131)	(430)	(4,424)

Commodity and foreign currency assets subtotal	(46)	766	577	1,297

Interest rate and foreign currency derivative assets	30	32	—	62
Effect of netting and allocation of collateral	(30)	(2)	—	(32)

Interest rate and foreign currency derivative assets subtotal	—	30	—	30

Other investments	—	—	15	15

Total assets	4,266	5,568	1,054	10,888

Liabilities
Commodity derivative liabilities
Economic hedges	(540)	(1,890)	(397)	(2,827)
Proprietary trading	(328)	(1,256)	(119)	(1,703)
Effect of netting and allocation of collateral(e)	869	3,007	404	4,280

Commodity derivative liabilities subtotal	1	(139)	(112)	(250)

Interest rate derivative liabilities	(31)	(13)	—	(44)
Effect of netting and allocation of collateral	31	1	—	32

Interest rate and foreign currency derivative liabilities	—	(12)	—	(12)

Deferred compensation obligation	—	(29)	—	(29)

Total liabilities	1	(180)	(112)	(291)

Total net assets	$4,267	$5,388	$942	$10,597

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets (liabilities) of $17 million and $(5) million at March 31, 2014 and December 31, 2013, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $14 million and $7 million at March 31, 2014 and December 31, 2013, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)	Excludes $10 million of the cash surrender value of life insurance investments at both March 31, 2014 and December 31, 2013.
(e)

Includes collateral postings (received) from counterparties. Collateral posted (received) from counterparties, net of collateral paid to counterparties, totaled $117 million, $332 million and $118 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2014. Collateral posted (received) from counterparties, net of collateral paid to counterparties, totaled $6 million, $(124) million and $(26) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2013	$350	$112	$465		$15	$942
Total realized / unrealized losses
Included in net income	1	—	(312	)(a)	—	(311)
Included in noncurrent payables to affiliates	3	—	—		—	3
Included in payable for Zion Station decommissioning	—	(1)	—		—	(1)
Change in collateral	—	—	144		—	144
Purchases, sales, issuances and settlements
Purchases	139	30	10		2	181
Sales	(1)	(4)	(2)		—	(7)
Settlements	(6)	—	—		—	(6)
Transfers into Level 3	—	—	(26)		—	(26)
Transfers out of Level 3	—	—	8		(7)	1

Balance as of March 31, 2014	$486	$137	$287		$10	$920

The amount of total losses included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the three months ended March 31, 2014	$—	$—	$(446)		$—	$(446)

(a)	Includes an increase for the reclassification of $134 million of realized losses due to the settlement of derivative contracts recorded in results of operations.

Three Months Ended March 31, 2013	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2012	$183	$89	$660		$17	$949
Total realized / unrealized losses
Included in net income	1	—	(144	)(a)(b)	—	(143)
Included in other comprehensive income	—	—	(124	)(b)	—	(124)
Included in noncurrent payables to affiliates	1	—	—		—	1
Change in collateral	—	—	33		—	33
Purchases, sales, issuances and settlements
Purchases	32	22	(5	)(c)	—	49
Sales	(7)	(7)	(4)		(8)	(26)
Transfers into Level 3	—	—	4		—	4

Balance as of March 31, 2013	$210	$104	$420		$9	$743

The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities held for the three months ended March 31, 2013	$1	$—	$(86)		$—	$(85)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Includes the reclassification of $58 million of realized losses due to the settlement of derivative contracts recorded in results of operations.
(b)

Includes $8 million of increases in fair value and $133 million of realized losses due to settlements during 2013 of Generation’s financial swap contract with ComEd, which eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $10 million which Generation was paid to enter into out of the money purchase contracts.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013:

	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total losses included in net income for the three months ended March 31, 2014	$(268)	$(44)	$1
Change in the unrealized losses relating to assets and liabilities held for the three months ended March 31, 2014	$(425)	$(21)	$—

	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended March 31, 2013	$(176)	$32	$1
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2013	$(124)	$38	$1

(a)	Other, net activity consists of realized and unrealized gains (losses) included in income for the NDT funds held by Generation.

ComEd

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Rabbi trust investments
Mutual funds	$2	$—	$—	$2

Rabbi trust investments subtotal	2	—	—	2

Total assets	2	—	—	2

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(a)	—	—	(168)	(168)

Total liabilities	—	(8)	(168)	(176)

Total net assets (liabilities)	$2	$(8)	$(168)	$(174)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Rabbi trust investments
Mutual funds	$5	$—	$—	$5

Rabbi trust investments subtotal	5	—	—	5

Total assets	5	—	—	5

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(a)	—	—	(193)	(193)

Total liabilities	—	(8)	(193)	(201)

Total net assets (liabilities)	$5	$(8)	$(193)	$(196)

(a)

The Level 3 balance includes the current and noncurrent liability of $13 million and $155 million at March 31, 2014, respectively, and $17 million and $176 million at December 31, 2013, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Mark-to-Market Derivatives
Balance as of December 31, 2013	$(193)
Total realized / unrealized gains included in regulatory assets(a)	25

Balance as of March 31, 2014	$(168)

(a)

Includes $30 million of decrease in the fair value partially offset by realized gains due to settlements of $5 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2014.

Three Months Ended March 31, 2013	Mark-to-Market Derivatives
Balance as of December 31, 2012	$(293)
Total unrealized / realized gains included in regulatory assets(a)(b)	133

Balance as of March 31, 2013	$(160)

(a)

Includes $8 million of decreases in fair value and $133 million of realized gains due to settlements associated with ComEd’s financial swap with Generation. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(b)

Includes $11 million of increases in fair value and realized losses due to settlements of $3 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three ended March 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO

The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32	$—	$—	$32
Rabbi trust investments
Mutual funds(a)	9	—	—	9

Rabbi trust investments subtotal	9	—	—	9

Total assets	41	—	—	41

Liabilities
Deferred compensation obligation	—	(17)	—	(17)

Total liabilities	—	(17)	—	(17)

Total net assets (liabilities)	$41	$(17)	$—	$24

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$175	$—	$—	$175
Rabbi trust investments
Mutual funds(a)	9	—	—	9

Rabbi trust investments subtotal	9	—	—	9

Total assets	184	—	—	184

Liabilities
Deferred compensation obligation	—	(17)	—	(17)

Total liabilities	—	(17)	—	(17)

Total net assets (liabilities)	$184	$(17)	$—	$167

(a)	Excludes $14 million of the cash surrender value of life insurance investments at both March 31, 2014 and December 31, 2013.

PECO had no Level 3 assets or liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

BGE

The following tables present assets and liabilities measured and recorded at fair value on BGE’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$30	$—	$—	$30
Rabbi trust investments
Mutual funds	4	—	—	4

Rabbi trust investments subtotal	4	—	—	4

Total assets	34	—	—	34

Liabilities
Deferred compensation obligation	—	(4)	—	(4)

Total liabilities	—	(4)	—	(4)

Total net assets (liabilities)	$34	$(4)	$—	$30

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$31	$—	$—	$31
Rabbi trust investments
Mutual funds	6	—	—	6

Rabbi trust investments subtotal	6	—	—	6

Total assets	37	—	—	37

Liabilities
Deferred compensation obligation	—	(6)	—	(6)

Total liabilities	—	(6)	—	(6)

Total net assets (liabilities)	$37	$(6)	$—	$31

BGE had no Level 3 assets or liabilities measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013.

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

For fixed income securities, multiple prices from pricing services are obtained whenever possible, which enables cross-provider validations in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the portfolio managers challenge an assigned price and the trustees determine that another price source is considered to be preferable. Generation has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Generation selectively corroborates the fair values of securities by comparison to other market-based price sources. U.S. Treasury securities are categorized as Level 1 because they trade in a highly liquid and transparent market. The fair values of fixed income securities, excluding U.S. Treasury securities, are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities, adjusted for observable differences and are categorized in Level 2. The fair values of private placement fixed income securities are determined using a third party valuation that contains significant unobservable inputs and are categorized in Level 3.

Equity and fixed income commingled funds and fixed income mutual funds are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of fixed income commingled and mutual funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining equity commingled funds in which Exelon and Generation invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. Comingled and mutual funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 10 — Nuclear Decommissioning for further discussion on the NDT fund investments.

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

As of March 31, 2014, Generation has outstanding commitments to invest in middle market lending, corporate debt securities, private equity investments, and real estate investments of approximately $469 million. These commitments will be funded by Generation’s existing nuclear decommissioning trust funds.

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

Mark-to-Market Derivatives (Exelon, Generation, and ComEd).    Derivative contracts are traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are categorized in Level 1 in the fair value hierarchy. Certain derivatives’ pricing is verified using indicative price quotations available through brokers or over- the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask, mid-point prices and are obtained from sources that the Registrants believe provide the most liquid market for the commodity. The price quotations are reviewed and corroborated to ensure the prices are observable and representative of an orderly transaction between market participants. This includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. The remainder of derivative contracts are valued using the Black model, an industry standard option valuation model. The Black model takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. For derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs are generally observable. Such instruments are categorized in Level 2. The Registrants’ derivatives are predominately at liquid trading points. For derivatives that trade in less liquid markets with limited pricing information model inputs generally would include both observable and unobservable inputs. These valuations may include an estimated basis adjustment from an illiquid trading point to a liquid trading point for which active price quotations are available. Such instruments are categorized in Level 3.

Exelon may utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings. These interest rate derivatives are typically designated as cash flow hedges. Exelon determines the current fair value by calculating the net present value of expected payments and receipts under the swap agreement, based on and discounted by the market’s expectation of future interest rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk and other market parameters. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 7 — Derivative Financial Instruments for further discussion on mark-to-market derivatives.

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

Disclosed below is detail surrounding the Registrants’ significant Level 3 valuations. The calculated fair value includes marketability discounts for margining provisions and other attributes. Generation’s Level 3 balance generally consists of forward sales and purchases of power and natural gas, coal purchases, certain transmission congestion contracts, and project financing debt. Generation utilizes various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors include forward commodity prices, commodity price volatility, contractual volumes, delivery location, interest rates, credit quality of counterparties and credit enhancements.

For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. Forward commodity price curves are derived by risk management for liquid locations and by the traders and portfolio managers for illiquid locations. All locations are reviewed and verified by risk management considering published exchange transaction prices, executed bilateral transactions, broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the derivatives depends on a number of factors, including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, Generation discounts future cash flows using risk free interest rates with adjustments to reflect the credit quality of each counterparty for assets and Generation’s own credit quality for liabilities. The level of observability of a forward commodity price is generally due to the delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are more liquid and prices are observable for up to three years in the future. The observability period of volatility is generally shorter than the underlying power curve used in option valuations. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is approximately $3.83 and $0.37 for power and natural gas, respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3. See ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding the maturity by year of the Registrant’s mark-to-market derivative assets and liabilities.

On December 17, 2010, ComEd entered into several 20-year floating to fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. See Note 7 — Derivative

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Financial Instruments for more information. The fair value of these swaps has been designated as a Level 3 valuation due to the long tenure of the positions and internal modeling assumptions. The modeling assumptions include using natural gas heat rates to project long term forward power curves adjusted by a renewable factor that incorporates time of day and seasonality factors to reflect accurate renewable energy pricing. In addition, marketability reserves are applied to the positions based on the tenor and supplier risk. The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at March 31, 2014(c)	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Generation)(a)	$186	Discounted Cash Flow	Forward power price	$19 - $155(d)
			Forward gas price	$2.18 - 17.65(d)
		Option Model	Volatility percentage	14% - 207%

Mark-to-market derivatives — Proprietary trading (Generation)(a)	$(17)	Discounted Cash Flow	Forward power price	$26 - $152(d)
		Option Model	Volatility percentage	12% - 59%

Mark-to-market derivatives (ComEd)	$(168)	Discounted Cash Flow	Forward heat rate(b)	8x - 9x
			Marketability reserve	3.5% - 8%
			Renewable factor	87% - 127%

a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
b)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

c)	The fair values do not include cash collateral held on level three positions of $118 million as of March 31, 2014.
d)

The upper ends of the ranges are driven by the winter power and gas prices in the New England region. Without the New England region, the upper ends of the ranges for power and gas would be approximately $114 and $10.62, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Type of trade	Fair Value at December 31, 2013(c)	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Generation)(a)	$488	Discounted Cash Flow	Forward power price	$8 - $176(d)
			Forward gas price	$2.98 - $16.63(d)
		Option Model	Volatility percentage	15% - 142%

Mark-to-market derivatives — Proprietary trading (Generation)(a)	$3	Discounted Cash Flow	Forward power price	$10 - $176(d)
		Option Model	Volatility percentage	14% - 19%

Mark-to-market derivatives (ComEd)	$(193)	Discounted Cash Flow	Forward heat rate(b)	8x - 9x
			Marketability reserve	3.5% - 8%
			Renewable factor	84% - 128%

a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
b)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

c)	The fair values do not include cash collateral held on level three positions of $26 million as of December 31, 2013
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

7.    Derivative Financial Instruments (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use derivative instruments to manage commodity price risk and interest rate risk related to ongoing business operations.

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

Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include normal purchase normal sale (NPNS), cash flow hedge, and fair value hedge. For commodity transactions, effective with the date of merger with Constellation, Generation no longer utilizes the special election provided for by the cash flow hedge designation and de-designated all of its existing cash flow hedges prior to the merger. Because the underlying forecasted transactions remain at least reasonably possible, the fair value of the effective portion of these cash flow hedges was frozen in accumulated OCI and reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs, or becomes probable of not occurring. None of Constellation’s designated cash flow hedges for commodity transactions prior to the merger were re-designated as cash flow hedges. The effect of this decision is that all derivative economic hedges for commodities are recorded at fair value through earnings for the combined company, referred to as economic hedges in the following tables. The Registrants have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. Non-derivative contracts for access to additional generation and certain sales to load-serving entities are accounted for primarily under the accrual method of accounting, which is further discussed in Note 22 — Commitments and Contingencies of the Exelon 2013 Form 10-K. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

Economic Hedging.    The Registrants are exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels, and other commodities associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather conditions, governmental regulatory and environmental policies, and other factors. Within Exelon, Generation has the most exposure to commodity

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

price risk. As such, Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities; including power and gas sales, fuel and energy purchases, natural gas transportation and pipeline capacity agreements and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and gas and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s policies and hedging objectives, the market, weather conditions, operational and other factors. Generation is also exposed to differences between the locational settlement prices of certain economic hedges and the hedged generating units. This price difference is actively managed through other instruments which include derivative congestion products, whose changes in fair value are recognized in earnings each period, and auction revenue rights, which are accounted for on an accrual basis.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of March 31, 2014, the percentage of expected generation hedged for the major reportable segments was 91%-94%, 64%-67%, and 37%-40% for 2014, 2015, and 2016, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including, Generation’s sales to ComEd, PECO and BGE to serve their retail load.

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. Delivery under the contracts began in June 2012. Pursuant to the ICC’s Order on December 19, 2012, ComEd’s commitments under the existing long-term contracts for energy and associated RECs were reduced for the June 2013 through May 2014 procurement period. In addition, the ICC’s December 18, 2013 Order approved the reduction of ComEd’s commitments under those contracts for the June 2014 through May 2015 procurement period, and the amount of the reduction was approved in March 2014. These contracts are designed to lock in a portion of the long-term commodity price risk resulting from the renewable energy resource procurement requirements in the Illinois Settlement Legislation. ComEd has not elected hedge accounting for these derivative financial instruments. ComEd records the fair value of the swap contracts on its balance sheet. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for additional information.

PECO has contracts to procure electric supply that were executed through the competitive procurement process outlined in its PAPUC-approved DSP Programs, which are further discussed in Note 4 — Regulatory Matters. Based on Pennsylvania legislation and the DSP Programs permitting PECO to recover its electric supply procurement costs from retail customers with no mark-up, PECO’s price risk related to electric supply procurement is limited. PECO locked in fixed prices for a significant portion of its commodity price risk through full requirements contracts and block contracts. PECO has certain full requirements contracts and block contracts that are considered derivatives and qualify for the NPNS scope exception under current derivative authoritative guidance.

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

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading activities, which included settled physical sales volumes of 2,494 GWhs and 1,572 GWhs for the three months ended March 31, 2014 and 2013, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. ComEd, PECO and BGE do not enter into derivatives for proprietary trading purposes.

Interest Rate and Foreign Exchange Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At March 31, 2014, Exelon and Generation had $1,550 million and $700 million of notional amounts of fixed-to-floating hedges outstanding, respectively, and $530 million and $430 million of notional amounts of floating-to-fixed hedges outstanding, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $2 million decrease in Exelon Consolidated pre-tax income for the three months ended March 31, 2014. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. Below is a summary of the interest rate and foreign currency hedges as of March 31, 2014.

	Generation					Other	Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges	Proprietary Trading(a)	Collateral and Netting(b)	Subtotal	Derivatives Designated as Hedging Instruments	Total
Mark-to-market derivative assets (current assets)	$—	$4	$12	$(14)	$2	$—	$2
Mark-to-market derivative assets (noncurrent assets)	20	2	13	(8)	27	10	37

Total mark-to-market derivative assets	$20	$6	$25	$(22)	$29	$10	$39

Mark-to-market derivative liabilities (current liabilities)	$(1)	$(3)	$(15)	$17	$(2)	$—	$(2)
Mark-to-market derivative liabilities (noncurrent liabilities)	(15)	(1)	(10)	11	(15)	(1)	(16)

Total mark-to-market derivative liabilities	$(16)	$(4)	$(25)	$28	$(17)	$(1)	$(18)

Total mark-to-market derivative net assets (liabilities)	$4	$2	$—	$6	$12	$9	$21

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

(b)	Represents the netting of fair value balances with the same counterparty and any associated cash collateral.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the interest rate hedge balances recorded by the Registrants as of December 31, 2013:

	Generation					Other	Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges	Proprietary Trading(a)	Collateral and Netting(b)	Subtotal	Derivatives Designated as Hedging Instruments	Total
Mark-to-market derivative assets (current assets)	$—	$3	$15	$(19)	$(1)	$—	$(1)
Mark-to-market derivative assets (noncurrent assets)	26	3	15	(13)	31	7	38

Total mark-to-market derivative assets	$26	$6	$30	$(32)	$30	$7	$37

Mark-to-market derivative liabilities (current liabilities)	$(1)	$(1)	$(18)	$19	$(1)	$—	$(1)
Mark-to-market derivative liabilities (noncurrent liabilities)	(10)	(1)	(13)	13	(11)	(4)	(15)

Total mark-to-market derivative liabilities	$(11)	$(2)	$(31)	$32	$(12)	$(4)	$(16)

Total mark-to-market derivative net assets (liabilities)	$15	$4	$(1)	$—	$18	$3	$21

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

		Three Months Ended March 31,
	Income Statement Location	2014	2013	2014	2013
		Gain (Loss) on Swaps		Gain (Loss) on Borrowings
Generation	Interest expense(a)	$(5)	$(4)	$(1)	$(1)
Exelon	Interest expense	$2	$(6)	$4	$1

(a)

For the three months ended March 31, 2014 and 2013, the loss on Generation swaps included $4 million and $4 million realized in earnings, respectively, with an immaterial amount excluded from hedge effectiveness testing.

During the first quarter of 2014, Exelon entered into $50 million and $75 million of notional amounts of fixed-to-floating fair value hedges related to interest rate swaps, which expire in 2019 and 2020, respectively. At March 31, 2014, Exelon and Generation had total outstanding fixed-to-floating fair value hedges related to interest rate swaps of $1,400 million and $550 million, with unrealized gains of $28 million and $19 million, respectively. At December 31, 2013, Exelon and Generation had outstanding fixed-to-floating fair value hedges related to interest rate swaps of $1,275 million and $550 million, with unrealized gains of $26 million and $23 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

During the three months ended March 31, 2014 and 2013, the impact on the results of operations as a result of ineffectiveness from fair value hedges was a $5 million gain and immaterial, respectively.

Cash Flow Hedges.    In connection with the DOE guaranteed loan for the Antelope Valley project financings, as discussed in Note 8 — Debt and Credit Agreements, Generation entered into a floating-to-fixed forward starting interest rate swap with a notional amount of $485 million and a mandatory early termination date of September 30, 2014. The swap hedges approximately 75% of Generation’s future interest rate exposure associated with the financing and was designated as a cash flow hedge. As such, the effective portion of the hedge is recorded in other comprehensive income within Generation’s Consolidated Balance Sheets, with any ineffectiveness recorded in Generation’s Consolidated Statements of Operations and Comprehensive Income. Net gains (or losses) from settlement of the hedges, to the extent effective, are amortized as an adjustment to the interest expense over the term of the DOE guaranteed loan.

Every time Generation draws down on the loan, an offsetting hedge (fixed-to-floating) is executed and a portion of the cash flow hedge with a notional amount equal to the offsetting hedge, is de-designated and the related gains or losses going forward are reflected in earnings, which are largely offset by the losses or gains in the offsetting hedge.

Antelope Valley received its first loan advance on April 5, 2012, and a series of additional advances subsequently. Generation has entered into a series of fixed-to-floating interest rate swaps with an aggregated notional amount of $350 million, approximately 75% of the loan advance amount to offset portions of the original interest rate hedge, which are not designated as cash flow hedges. The remaining cash flow hedge has a notional amount of $135 million. At March 31, 2014, Generation’s mark-to-market derivative liability relating to the interest rate swaps in connection with the loan agreement to fund Antelope Valley was $14 million.

During the third quarter of 2011, a subsidiary of Constellation entered into floating-to-fixed interest rate swaps to manage a portion of the interest rate exposure for anticipated long-term borrowings to finance Sacramento PV Energy. The swaps have a total notional amount of $28 million as of March 31, 2014 and expire in 2027. After the closing of the merger with Constellation, the swaps were re-designated as cash flow hedges. At March 31, 2014, the subsidiary had a $2 million derivative liability related to these swaps.

During the third quarter of 2012, a subsidiary of Exelon Generation entered into a floating-to-fixed interest rate swap to manage a portion of the interest rate exposure of anticipated long-term borrowings to finance Constellation Solar Horizons. The swap has a notional amount of $27 million as of March 31, 2014 and expires in 2030. This swap is designated as a cash flow hedge. At March 31, 2014, the subsidiary had a $2 million derivative asset related to the swap.

During the first quarter of 2014, a subsidiary of Exelon Generation entered into floating-to-fixed interest rate swaps to manage a portion of the interest rate exposure with long-term borrowings to finance ExGen Renewables I, LLC. See Note 8 — Debt and Credit Agreements for additional information regarding the financing. The swaps have a notional amount of $240 million as of March 31, 2014 and expire in 2020. The swaps are designated as cash flow hedges. At March 31, 2014, the subsidiary had an immaterial derivative liability related to the swaps.

During the first quarter of 2014, Exelon entered into $100 million of floating-to-fixed interest rate hedges to manage interest rate risks associated with anticipated future debt issuance. The swaps are designated as cash flow hedges. At March 31, 2014, Exelon had an immaterial derivative asset related to the swaps.

During the three months ended March 31, 2014 and 2013, the impact on the results of operations as a result of ineffectiveness from cash flow hedges was immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Economic Hedges.    At March 31, 2014, Generation had $195 million in notional amounts of interest rate derivative contracts to economically hedge risk associated with the interest rate component of commodity positions and $164 million in notional amounts of foreign currency exchange rate swaps that are marked-to-market to manage the exposure associated with international purchases of commodities in currencies other than U.S. dollars.

At March 31, 2014, Exelon and Generation had $150 million in notional amounts of fixed-to-floating interest rate swaps that are marked-to-market, with unrealized gains of $2 million. These swaps, which were acquired as part of the merger with Constellation, expire in 2014. During the three months ended March 31, 2014 and 2013, the impact on the results of operations was immaterial.

Fair Value Measurement and Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon, Generation, ComEd, PECO and BGE)

Fair value accounting guidance and disclosures about offsetting assets and liabilities requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to legally enforceable master netting agreements and qualify for net presentation in the Consolidated Balance Sheet. A master netting agreement is an agreement between two counterparties that may have derivative and non-derivative contracts with each other providing for the net settlement of all referencing contracts via one payment stream, which takes place as the contracts deliver, when collateral is requested or in the event of default. Generation’s use of cash collateral is generally unrestricted unless Generation is downgraded below investment grade (i.e., to BB+ or Ba1). In the table below, Generation’s energy related economic hedges and proprietary trading derivatives are shown gross and the impact of the netting of fair value balances with the same counterparty that are subject to legally enforceable master netting agreements, as well as netting of cash collateral, is aggregated in the collateral and netting column. As of March 31, 2014 and December 31, 2013, $8 million of cash collateral held and $10 million of cash collateral posted, respectively, was not offset against derivative positions because such collateral was not associated with any energy-related derivatives or as of the balance sheet date there were no positions to offset. Excluded from the tables below are economic hedges that qualify for the NPNS scope exception and other non-derivative contracts that are accounted for under the accrual method of accounting.

ComEd’s use of cash collateral is generally unrestricted unless ComEd is downgraded below investment grade (i.e., to BB+ or Ba1).

Cash collateral held by PECO and BGE must be deposited in a non affiliate major U.S. commercial bank or foreign bank with a U.S. branch office that meet certain qualifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of March 31, 2014:

	Generation				ComEd	Exelon
Derivatives	Economic Hedges	Proprietary Trading	Collateral and Netting(a)	Subtotal(b)	Economic Hedges(c)	Total Derivatives
Mark-to-market derivative assets (current assets)	$3,401	$1,146	$(3,793)	$754	$—	$754
Mark-to-market derivative assets (noncurrent assets)	1,240	195	(901)	534	—	534

Total mark-to-market derivative assets	$4,641	$1,341	$(4,694)	$1,288	$—	$1,288

Mark-to-market derivative liabilities (current liabilities)	$(3,348)	$(1,112)	$4,224	$(236)	$(13)	$(249)
Mark-to-market derivative liabilities (noncurrent liabilities)	(947)	(206)	1,037	(116)	(155)	(271)

Total mark-to-market derivative liabilities	$(4,295)	$(1,318)	$5,261	$(352)	$(168)	$(520)

Total mark-to-market derivative net assets (liabilities)	$346	$23	$567	$936	$(168)	$768

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

(b)

Current and noncurrent assets are shown net of collateral of $(179) million and $(36) million, respectively, and current and noncurrent liabilities are shown net of collateral of $(252) million and $(100) million, respectively. The total cash collateral posted, net of cash collateral received and offset against mark-to-market assets and liabilities was $567 million at March 31, 2014.

(c)	Includes current and noncurrent liabilities relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2013:

	Generation				ComEd	Exelon
Description	Economic Hedges	Proprietary Trading	Collateral and Netting(a)	Subtotal(b)	Economic Hedges(c)	Total Derivatives
Mark-to-market derivative assets (current assets)	$2,616	$1,476	$(3,364)	$728	$—	$728
Mark-to-market derivative assets (noncurrent assets)	1,344	285	(1,060)	569	—	569

Total mark-to-market derivative assets	$3,960	$1,761	$(4,424)	$1,297	$—	$1,297

Mark-to-market derivative liabilities (current liabilities)	$(2,023)	$(1,410)	$3,292	$(141)	$(17)	$(158)
Mark-to-market derivative liabilities (noncurrent liabilities)	(804)	(293)	988	(109)	(176)	(285)

Total mark-to-market derivative liabilities	$(2,827)	$(1,703)	$4,280	$(250)	$(193)	$(443)

Total mark-to-market derivative net assets (liabilities)	$1,133	$58	$(144)	$1,047	$(193)	$854

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

(b)

Current and noncurrent assets are shown net of collateral of $84 million and $72 million, respectively, and current and noncurrent liabilities are shown net of collateral of $(12) million and $0 million, respectively. The total cash collateral received, net of cash collateral posted and offset against mark-to-market assets and liabilities was $144 million at December 31, 2013.

(c)	Includes current and noncurrent liabilities relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.

Cash Flow Hedges (Exelon and Generation).    As discussed previously, effective prior to the merger with Constellation, Generation de-designated all of its cash flow hedges relating to commodity price risk. Because the underlying forecasted transactions remain at least reasonably possible, the fair value of the effective portion of these cash flow hedges was frozen in accumulated OCI and is reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs, or becomes probable of not occurring. Generation began recording prospective changes in the fair value of these instruments through current earnings from the date of de-designation. Approximately $156 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation. Generation expects the settlement of the majority of its cash flow hedges will occur during 2014.

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three months ended March 31, 2014 and 2013, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended March 31, 2014	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2013		$119	(a)	$120
Effective portion of changes in fair value		—		(1)
Reclassifications from accumulated OCI to net income	Operating Revenues	(24)		(24)

Accumulated OCI derivative gain at March 31, 2014		$95	(a)	$95

(a)	Excludes $3 million and $15 million of gains, net of taxes, related to interest rate swaps and treasury rate locks as of March 31, 2014 and December 31, 2013.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended March 31, 2013	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2012		$532	(a)(c)	$368
Effective portion of changes in fair value		—		(1	)(d)
Reclassifications from accumulated OCI to net income	Operating Revenues	(135	)(b)	(58)

Accumulated OCI derivative gain at March 31, 2013		$397	(a)(c)	$309

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Includes $58 million and $133 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, as of March 31, 2013 and December 31, 2012, respectively.
(b)	Includes a $75 million of losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd.
(c)	Excludes $16 million of losses and $20 million of losses, net of taxes, related to interest rate swaps and treasury rate locks as of March 31, 2013 and December 31, 2012, respectively.
(d)

Includes $3 million of losses, net of taxes, related to the effective portion of changes in fair value of interest rate swaps and treasury rate locks at Generation for the three months ended March 31, 2013.

During the three months ended March 31, 2014 and 2013, Generation’s former energy related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $39 million pre-tax gain and $223 million pre-tax gain, respectively. Given that the cash flow hedges had primarily consisted of forward power sales and power swaps and did not include power and gas options or sales, the ineffectiveness of Generation’s cash flow hedges was primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units.

The effect of Exelon’s former energy-related cash flow hedge activity on pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $39 million pre-tax gain for the three months ended March 31, 2014, and a $99 million pre-tax gain for the three months ended March 31, 2013. Neither Exelon nor Generation will incur changes in cash flow hedge ineffectiveness in future periods as all energy-related cash flow hedge positions were de-designated prior to the merger date.

Economic Hedges (Exelon and Generation).    These instruments represent hedges that economically mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, physical forward sales and purchases, but for which the fair value or cash flow hedge elections were not made. Additionally, Generation enters into interest rate derivative contracts and foreign exchange currency swaps to manage the exposure related to the interest rate component of commodity positions and international purchases of commodities in currencies other than U.S. Dollars. For the three months ended March 31, 2014 and 2013, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in operating revenues or purchased power and fuel expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Generation			Intercompany Eliminations	Exelon
Three Months Ended March 31, 2014	Operating Revenues	Purchased Power and Fuel	Total	Operating Revenues	Total
Change in fair value	$(853)	$171	$(682)	$—	$(682)
Reclassification to realized at settlement	93	(141)	(48)	—	(48)

Net mark-to-market gains (losses)	$(760)	$30	$(730)	$—	$(730)

	Exelon and Generation			Intercompany Eliminations	Exelon
Three Months Ended March 31, 2013	Operating Revenues	Purchased Power and Fuel	Total	Operating Revenues(a)	Total
Change in fair value	$(485)	$149	$(336)	$7	$(329)
Reclassification to realized at settlement	(101)	34	(67)	10	(57)

Net mark-to-market gains (losses)	$(586)	$183	$(403)	$17	$(386)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Prior to the merger, the five-year financial swap contract between Generation and ComEd was de-designated. As a result, all prospective changes in fair value were recorded to operating revenues and eliminated in consolidation.

Proprietary Trading Activities (Exelon and Generation).    For the three months ended March 31, 2014 and 2013, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on derivative instruments entered into for proprietary trading purposes. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended March 31,
		2014	2013
Change in fair value	Operating Revenues	$(3)	$(4)
Reclassification to realized at settlement	Operating Revenues	1	6

Net mark-to-market gains (losses)	Operating Revenues	$(2)	$2

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2014. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, further discussed in ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd, PECO and BGE of $34 million, $42 million and $41 million, respectively.

Rating as of March 31, 2014	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,182	$117	$1,065	1	$443
Non-investment grade	35	22	13	—	—
No external ratings
Internally rated — investment grade	321	—	321	1	206
Internally rated — non-investment grade	32	9	23	—	—

Total	$1,570	$148	$1,422	2	$649

Net Credit Exposure by Type of Counterparty	As of March 31, 2014
Financial institutions	$201
Investor-owned utilities, marketers, power producers	392
Energy cooperatives and municipalities	799
Other	30

Total	$1,422

(a)	As of March 31, 2014, credit collateral held from counterparties where Generation had credit exposure included $140 million of cash and $8 million of letters of credit.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion after adjusting for any unpaid deliveries and unsecured credit allowed under the contract. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of March 31, 2014, ComEd’s credit exposure to suppliers was immaterial.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for additional information.

PECO’s supplier master agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents PECO’s net credit exposure. The unsecured credit used by the suppliers represents PECO’s net credit exposure. As of March 31, 2014, PECO’s net credit exposure with suppliers was immaterial and did not exceed the allowed unsecured credit levels.

PECO is permitted to recover its costs of procuring electric supply through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 4 - Regulatory Matters for additional information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements. As of March 31, 2014, PECO had credit exposure of $1 million under its natural gas supply and asset management agreements with investment grade suppliers.

BGE is permitted to recover its costs of procuring energy through the MDPSC-approved procurement tariffs. BGE’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 4 — Regulatory Matters for additional information.

BGE’s full requirement wholesale electric power agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier, or its guarantor, to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth, subject to an unsecured credit cap. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents BGE’s net credit exposure. The seller’s credit exposure is calculated each business day. As of March 31, 2014, BGE had a net credit exposure of $18 million to suppliers.

BGE’s regulated gas business is exposed to market-price risk. This market-price risk is mitigated by BGE’s recovery of its costs to procure natural gas through a gas cost adjustment clause approved by the MDPSC. BGE does make off-system sales after BGE has satisfied its customers’ demands, which are not covered by the gas cost adjustment clause. At March 31, 2014, BGE had credit exposure of $12 million related to off-system sales which is mitigated by parental guarantees, letters of credit, or right to offset clauses within other contracts with those third party suppliers.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Feature	March 31, 2014	December 31, 2013
Gross Fair Value of Derivative Contracts Containing this Feature(a)	$(1,178)	$(1,056)
Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	902	846

Net Fair Value of Derivative Contracts Containing This Feature(c)	$(276)	$(210)

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk related contingent features ignoring the effects of master netting agreements.
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

Generation had cash collateral posted of $713 million and letters of credit posted of $555 million and cash collateral held of $148 million and letters of credit held of $14 million as of March 31, 2014 for counterparties with derivative positions. Generation had cash collateral posted of $72 million and letters of credit posted of $364 million and cash collateral held of $206 million and letters of credit held of $34 million at December 31, 2013 for counterparties with derivative positions. In the event of a credit downgrade below investment grade (i.e., to BB+ by S&P or Ba1 by Moody’s), Generation could be required to post additional collateral of $2.1 billion as of March 31, 2014 and $2.0 billion as of December 31, 2013. These amounts represent the potential additional collateral required after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Generation’s and Exelon’s interest rate swaps contain provisions that, in the event of a merger, if Generation’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of March 31, 2014, Generation’s and Exelon’s swaps were in an asset position, with a fair value of $12 million and $21 million, respectively.

See Note 24 — Segment Information of the Exelon 2013 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into supply forward contracts with certain utilities, including PECO and BGE, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of March 31, 2014, ComEd held neither cash nor letters of credit for the purpose of collateral from suppliers in association with energy procurement contracts. Under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of March 31, 2014, ComEd held approximately $19 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for additional information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2014, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of March 31, 2014, PECO could have been required to post approximately $43 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

BGE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require BGE to post collateral.

BGE’s natural gas procurement contracts contain provisions that could require BGE to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon BGE’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2014, BGE was not required to post collateral for any of these agreements. If BGE lost its investment grade credit rating as of March 31, 2014, BGE could have been required to post approximately $153 million of collateral to its counterparties.

8.    Debt and Credit Agreements (Exelon, Generation, ComEd, PECO and BGE)

Short-Term Borrowings

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool.

The Registrants had the following amounts of commercial paper borrowings outstanding as of March 31, 2014 and December 31, 2013:

Commercial Paper Borrowings	March 31, 2014	December 31, 2013
Exelon Corporate	$—	$—
Generation	352	—
ComEd	534	184
PECO	—	—
BGE	69	135

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Credit Facilities

Exelon had bank lines of credit under committed credit facilities at March 31, 2014 for short-term financial needs, as follows:

Type of Credit Facility	Amount(a)	Expiration Dates	Capacity Type
	(In billions)
Exelon Corporate
Syndicated Revolver	$0.5	August 2018	Letters of credit and cash
Generation
Syndicated Revolver	5.3	August 2018	Letters of credit and cash
Bilateral	0.3	December 2015 and March 2016	Letters of credit and cash
Bilateral	0.1	January 2015	Letters of credit
ComEd
Syndicated Revolver	1.0	March 2019	Letters of credit and cash
PECO
Syndicated Revolver	0.6	August 2018	Letters of credit and cash
BGE
Syndicated Revolver	0.6	August 2018	Letters of credit and cash

Total	$8.4

(a)

Excludes additional credit facility agreements for Generation, ComEd, PECO and BGE with aggregate commitments of $50 million, $34 million, $34 million and $5 million, respectively, arranged with minority and community banks located primarily within ComEd’s, PECO’s and BGE’s service territories. These facilities expire on October 18, 2014 and are solely utilized to issue letters of credit. As of March 31, 2014, letters of credit issued under these agreements for Generation, ComEd, PECO and BGE totaled $20 million, $17 million, $21 million and $1 million, respectively.

As of March 31, 2014, there were no borrowings under the Registrants’ credit facilities.

On March 28, 2014, ComEd extended for an additional year, its unsecured revolving credit facility with aggregate bank commitments of $1.0 billion. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $500 million. The credit agreement expires on March 28, 2019. The credit facility also allows ComEd to request increases in the aggregate commitments of up to an additional $500 million. Any increases are subject to the approval of the lenders party to the credit agreement in their sole discretion. Costs incurred to extend the facility for ComEd were not material.

Borrowings under Exelon Corporate’s, Generation’s, ComEd’s, PECO’s and BGE’s credit agreements bear interest at a rate based upon either the prime rate or a LIBOR-based rate, plus an adder based upon the particular registrant’s credit rating. Exelon Corporate, Generation, ComEd, PECO and BGE have adders of 27.5, 27.5, 7.5, 0.0 and 0.0 basis points for prime based borrowings and 127.5, 127.5, 107.5, 90.0 and 100.0 basis points for LIBOR-based borrowings. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The credit agreements also require the borrower to pay a facility fee based upon the aggregate commitments under the agreement. The fee varies depending upon the respective credit ratings of the borrower.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Long-Term Debt

Issuance of Long-Term Debt

During the three months ended March 31, 2014, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	ExGen Renewables I Project Financing	LIBOR + 4.250%	February 6, 2021	$300	Used for general corporate purposes

ComEd	Mortgage Bonds Series 115	2.150%	January 15, 2019	$300	Used to refinance existing mortgage bonds

ComEd	Mortgage Bonds Series 116	4.700%	January 15, 2044	$350	Used to refinance existing mortgage bonds

During the three months ended March 31, 2013, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	Upstream Gas Lending Agreement	2.210%	July 22, 2016	$3	Used to fund Upstream gas activities
Generation	DOE Project Financing	2.720 - 2.810%	January 5, 2037	$146	Funding for Antelope Valley Solar Development

Retirement and Redemptions of Current and Long-Term Debt

During the three months ended March 31, 2014, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Generation	2003 Senior Notes	5.35%	January 15, 2014	$500
Generation	Pollution Control Loan	4.10%	July 1, 2014	$20
Generation	Continental Wind Project Financing	6.00%	February 28, 2033	$11
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$1
ComEd	Mortgage Bonds Series 110	1.63%	January 15, 2014	$600
ComEd	Pollution Control Series 1994C	5.85%	January 15, 2014	$17

During the three months ended March 31, 2013, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$1

Non-Recourse Debt

The following describes certain indebtedness that was incurred by Generation’s project company subsidiaries during the three months ended March 31, 2014. The indebtedness described below is a component of the total net book value of certain generating facilities pledged as collateral of $1.9 billion as of March 31, 2014. All associated project financing liabilities are non-recourse to Exelon and Generation.

ExGen Renewables Energy I LLC

On February 6, 2014, ExGen Renewables I, LLC (EGR), an indirect subsidiary of Exelon and Generation, borrowed $300 million aggregate principal amount pursuant to a non-recourse senior secured loan, due

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

February 6, 2021. The loan bears interest at a variable rate equal to LIBOR plus 4.25%. EGR indirectly owns Continental Wind LLC (Continental Wind). In addition to the financing, EGR entered into interest rate swaps with a notional amount of $240 million to manage a portion of the interest rate exposure in connection with the financing. See Note 7 — Derivative Financial Instruments for additional information regarding interest rate swaps.

9.    Income Taxes (Exelon, Generation, ComEd, PECO and BGE)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended March 31, 2014	Exelon	Generation(a)	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(57.6)	9.7	5.5	1.2	5.2
Qualified nuclear decommissioning trust fund income	44.2	(4.6)	—	—	—
Domestic production activities deduction	(27.8)	2.9	—	—	—
Health care reform legislation	1.3	—	0.1	—	0.2
Amortization of investment tax credit, net deferred taxes	(18.0)	1.7	(0.3)	(0.1)	(0.2)
Plant basis differences	(31.4)	—	(0.6)	(8.7)	(0.6)
Production tax credits and other credits	(36.5)	3.8	—	—	—
Other	(47.7)	3.3	0.2	0.2	0.1

Effective income tax rate	(138.5)%	51.8%	39.9%	27.6%	39.7%

For the Three Months Ended March 31, 2013	Exelon	Generation(b)	ComEd(b)	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	68.0	82.0	5.8	2.8	5.7
Qualified nuclear decommissioning trust fund income	62.0	(192.3)	—	—	—
Domestic production activities deduction	(2.4)	7.4	—	—	—
Tax exempt income	(1.6)	4.8	—	—	—
Health care reform legislation	2.2	—	(0.5)	—	0.4
Amortization of investment tax credit, net deferred taxes	(25.8)	75.6	0.4	(0.1)	(0.2)
Plant basis differences	(24.9)	—	0.9	(6.7)	(0.6)
Production tax credits and other credits	(21.7)	67.2	—	—	—
Other	7.4	(74.1)	0.1	0.1	0.4

Effective income tax rate	98.2%	5.6%	41.7%	31.1%	40.7%

(a)

Generation recognized a loss before income taxes for the three months ended March 31, 2014. As a result, positive percentages represent an income tax benefit for Generation for the three months ended March 31, 2014.

(b)

Generation and ComEd recognized a loss before income taxes for the three months ended March 31, 2013. As a result, positive percentages represent an income tax benefit for Generation and ComEd for the three months ended March 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd, PECO, and BGE have $1,861 million, $1,394 million, $155 million, $44 million, and $0 million, of unrecognized tax benefits as of March 31, 2014, respectively, and $2,175 million, $1,415 million, $324 million, $44 million, and $0 million, of unrecognized tax benefits as of December 31, 2013, respectively. The unrecognized tax benefits as of March 31, 2014 reflect a decrease at Exelon and ComEd primarily attributable to the like-kind exchange and the lease termination position discussed below.

Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date

Nuclear Decommissioning Liabilities (Exelon and Generation)

AmerGen filed income tax refund claims taking the position that nuclear decommissioning liabilities assumed as part of its acquisition of nuclear power plants are taken into account in determining the tax basis in the assets it acquired. The additional basis results primarily in reduced capital gains or increased capital losses on the sale of assets in nonqualified decommissioning funds and increased tax depreciation and amortization deductions. The IRS disagrees with this position and has disallowed the claims. In November 2008, Generation received a final determination from the Appeals division of the IRS (IRS Appeals) disallowing AmerGen’s refund claims. Generation filed a complaint in the United States Court of Federal Claims on February 20, 2009 to contest this determination. During the first and second quarters of 2013, AmerGen and the DOJ completed and filed cross motions for summary judgment. On September 17, 2013, the Court granted the government’s motion denying AmerGen’s claims for refund. In the first quarter of 2014, Exelon filed an appeal of the decision to the United States Court of Appeals for the Federal Circuit.

Due to the possibility of final resolution through an appellate decision, Generation continues to believe that it is reasonably possible that the total amount of unrecognized tax benefits may significantly decrease in the next 12 months.

Settlement of Income Tax Audits

As of March 31, 2014, Exelon and Generation have approximately $225 million of unrecognized state tax benefits that could significantly increase or decrease within the 12 months after the reporting date as a result of completing federal and state audits and expected statute of limitation expirations that if recognized would decrease the effective tax rate. In January 2014, certain unrecognized tax benefits as of December 31, 2013 were effectively settled and thus resulted in reduced tax expense of $33 million at Generation in the first quarter of 2014.

Other Income Tax Matters

Like-Kind Exchange

Exelon, through its ComEd subsidiary, took a position on its 1999 income tax return to defer approximately $1.2 billion of tax gain on the sale of ComEd’s fossil generating assets. The gain was deferred by reinvesting a portion of the proceeds from the sale in qualifying replacement property under the like-kind exchange provisions of the IRC. The like-kind exchange replacement property purchased by Exelon included interests in three municipal-owned electric generation facilities which were properly leased back to the municipalities. The IRS disagreed with this position and asserted that the entire gain of approximately $1.2 billion was taxable in 1999.

Exelon has been unable to reach agreement with the IRS regarding the dispute over the like-kind exchange position. The IRS has asserted that the Exelon purchase and leaseback transaction is substantially similar to a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

leasing transaction, known as a SILO, which the IRS does not respect as the acquisition of an ownership interest in property. A SILO is a “listed transaction” that the IRS has identified as a potentially abusive tax shelter under guidance issued in 2005. Accordingly, the IRS has asserted that the sale of the fossil plants followed by the purchase and leaseback of the municipal owned generation facilities does not qualify as a like-kind exchange and the gain on the sale is fully subject to tax. The IRS has also asserted a penalty of approximately $87 million for a substantial understatement of tax.

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

In accordance with applicable accounting standards, Exelon is required to assess whether it is more-likely-than-not that it will prevail in litigation. Exelon continues to believe that its transaction is not a SILO and that it has a strong case on the merits. However, in light of the Consolidated Edison decision and Exelon’s current determination that settlement is unlikely, Exelon has concluded that subsequent to December 31, 2012, it is no longer more-likely-than-not that its position will be sustained. As a result, in the first quarter of 2013 Exelon recorded a non-cash charge to earnings of approximately $265 million, which represents the amount of interest expense (after-tax) and incremental state income tax expense for periods through March 31, 2013 that would be payable in the event that Exelon is unsuccessful in litigation. Of this amount, approximately $170 million was recorded at ComEd. Exelon intends to hold ComEd harmless from any unfavorable impacts of the after-tax interest amounts on ComEd’s equity. As such, ComEd recorded on its consolidated balance sheet as of March 31, 2013, a $172 million receivable and non-cash equity contributions from Exelon. Exelon and ComEd will continue to accrue interest on the unpaid tax liabilities related to the uncertain tax position, and the charges arising from future interest accruals are not expected to be material to the annual operating earnings of Exelon or ComEd. In addition, ComEd will continue to record non-cash equity contributions from Exelon in the amount of the net after-tax interest charges attributable to ComEd in connection with the like-kind exchange position. Exelon continues to believe that it is unlikely that the $87 million penalty assertion will ultimately be sustained and therefore no liability for the penalty has been recorded.

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

In the event of a fully successful IRS challenge to Exelon’s like-kind exchange position, the potential tax and after-tax interest, exclusive of penalties, that could become currently payable as of March 31, 2014 may be as much as $840 million, of which approximately $300 million would be attributable to ComEd after consideration of Exelon’s agreement to hold ComEd harmless, and the balance at Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

In the first quarter of 2014, Exelon entered into an agreement to terminate its investment in one of the three municipal-owned electric generation properties in exchange for a net early termination amount of $335 million. The

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

termination will result in a 2014 tax payment of approximately $285 million by Exelon, including approximately $155 million by ComEd representing the remaining gain deferred pursuant to the like-kind exchange transaction. In the event of a fully successful IRS challenge to Exelon’s like-kind exchange position, Exelon will be required to pay the full amount of tax and after-tax interest discussed in the preceding paragraph but will ultimately be entitled to a refund of the 2014 tax payment. See Note 16 — Supplemental Financial Information for further details.

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

Accounting for Generation Repairs (Exelon and Generation)

On April 30, 2013, the IRS issued Revenue Procedure 2013-24 providing guidance for determining the appropriate tax treatment of costs incurred to repair electric generation assets. Generation will change its method of accounting for deducting repairs in accordance with this guidance beginning with its 2014 tax year. Generation has estimated that adoption of the new method will result in a cash tax detriment of approximately $100 - $120 million.

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

The long-term state tax apportionment was revised in the fourth quarter of 2013 and in the first quarter of 2014, resulting in the recording of amounts that are immaterial for Exelon and Generation, respectively, for both periods.

10.    Nuclear Decommissioning (Exelon and Generation)

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

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2013 to March 31, 2014:

Nuclear decommissioning ARO at December 31, 2013(a)	$4,855
Accretion expense(a)	66
Costs incurred to decommission retired plants	(1)

Nuclear decommissioning ARO at March 31, 2014(a)	$4,920

(a)	Includes $9 million as the current portion of the ARO at March 31, 2014 and December 31, 2013 which is included in Other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

Nuclear Decommissioning Trust Fund Investments

NDT funds have been established for each generating station unit to satisfy Generation’s nuclear decommissioning obligations. Generally, NDT funds established for a particular unit may not be used to fund the decommissioning obligations of any other unit.

The NDT funds associated with the former ComEd, former PECO and former AmerGen units have been funded with amounts collected from ComEd customers, PECO customers and the previous owners of the former AmerGen plants, respectively. Based on an ICC order, ComEd ceased collecting amounts from its customers to pay for decommissioning costs. PECO is authorized to collect funds, in revenues, for decommissioning the former PECO nuclear plants through regulated rates, and these collections are scheduled through the operating lives of the former PECO plants. The amounts collected from PECO customers are remitted to Generation and deposited into the NDT funds for the unit for which funds are collected. Every five years, PECO files a rate adjustment with the PAPUC that reflects PECO’s calculations of the estimated amount needed to decommission each of the former PECO units based on updated fund balances and estimated decommissioning costs. The rate adjustment is used to determine the amount collectible from PECO customers. The most recent rate adjustment occurred on January 1, 2013, and the effective rates currently yield annual collections of approximately $24 million. The next five-year adjustment is expected to be reflected in rates charged to PECO customers effective January 1, 2018. With respect to the former AmerGen units, Generation does not collect any amounts, nor is there any mechanism by which Generation can seek to collect additional amounts, from customers. Apart from the contributions made to the NDT funds from amounts collected from ComEd and PECO customers, Generation has not made contributions to the NDT funds.

Any shortfall of funds necessary for decommissioning, determined for each generating station unit, is ultimately required to be funded by Generation, with the exception of a shortfall for the current decommissioning activities at Zion Station, where certain decommissioning activities have been transferred to a third party (see Zion Station Decommissioning below). Generation, through PECO, has recourse to collect additional amounts from PECO customers related to a shortfall of NDT funds for the former PECO units, subject to certain limitations and thresholds, as prescribed by an order from the PAPUC. Generally, PECO, and likewise Generation, will not be allowed to collect amounts associated with the first $50 million of any shortfall of trust funds, on an aggregate basis for all former PECO units, compared to decommissioning obligations, as well as 5% of any additional shortfalls. The initial $50 million and up to 5% of any additional shortfalls would be borne by Generation. No recourse exists to collect additional amounts from ComEd customers for the former ComEd units or from the previous owners of the former AmerGen units. With respect to the former ComEd and PECO units, any funds remaining in the NDTs after all decommissioning has been completed are required to be refunded to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd’s or PECO’s customers, subject to certain limitations that allow sharing of excess funds with Generation related to the former PECO units. With respect to the former AmerGen units, Generation retains any funds remaining in the funds after decommissioning.

At March 31, 2014 and December 31, 2013, Exelon and Generation had NDT fund investments totaling $8,215 million and $8,071 million, respectively.

The following table provides unrealized gains on NDT funds for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units(a)	$61	$195
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	13	64

(a)

Net unrealized gains related to Generation’s NDT funds associated with Regulatory Agreement Units are included in Regulatory liabilities on Exelon’s Consolidated Balance Sheets and Noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $10 million and $2 million of net unrealized gains related to the Zion Station pledged assets for the three months ended March 31, 2014 and 2013, respectively. Net unrealized gains (losses) related to Zion Station pledged assets are included in the Payable for Zion Station decommissioning on Exelon’s and Generation’s Consolidated Balance Sheets.

(c)

Net unrealized gains related to Generation’s NDT funds with Non-Regulatory Agreement Units are included within Other, net in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

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

See Note 3 — Regulatory Matters and Note 25 — Related Party Transactions of the Exelon 2013 Form 10-K for information regarding regulatory liabilities at ComEd and PECO and intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

Zion Station Decommissioning.    On September 1, 2010, Generation completed an Asset Sale Agreement (ASA) with EnergySolutions Inc. and its wholly owned subsidiaries, EnergySolutions, LLC (EnergySolutions) and ZionSolutions under which ZionSolutions has assumed responsibility for decommissioning Zion Station, which is located in Zion, Illinois and ceased operation in 1998. See Note 15 — Asset Retirement Obligations of the Exelon 2013 Form 10-K for information regarding the specific treatment of assets, including NDT funds, and decommissioning liabilities transferred in the transaction.

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to pledged assets for Zion Station decommissioning within Generation’s and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a payable to ZionSolutions in Generation’s and Exelon’s Consolidated

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, will be recorded as a change in the payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Generation has retained its obligation for the SNF. Following ZionSolutions’ completion of its contractual obligations, Generation will store the SNF at Zion Station until it is transferred to the DOE for ultimate disposal and will complete all remaining decommissioning activities associated with the SNF dry storage facility. Generation has a liability of approximately $84 million, which is included within the nuclear decommissioning ARO at March 31, 2014. Generation also has retained NDT assets to fund its obligation to maintain and transfer the SNF at Zion Station and to complete all remaining decommissioning activities for the SNF storage facility. Any shortage of funds necessary to maintain the SNF and decommission the SNF storage facility is ultimately required to be funded by Generation. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers in accordance with the applicable orders. The following table provides the pledged assets and payable to ZionSolutions, and withdrawals by ZionSolutions at March 31, 2014 and December 31, 2013:

	Exelon and Generation
	March 31, 2014	December 31, 2013
Carrying value of Zion Station pledged assets	$429	$458
Payable to Zion Solutions(a)	385	414
Current portion of payable to Zion Solutions(b)	103	109
Withdrawals by Zion Solutions to pay decommissioning costs(c)	537	498

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

On March 31, 2014, Generation submitted its NRC required annual decommissioning funding report as of December 31, 2013 for shutdown reactors. This submittal also included the required updated financial tests for the Limerick Unit 1 parent guarantee. There was no change to the amount of the parent guarantee, or the funding status of these reactors. Adequate decommissioning funding assurance is in place for all reactors owned by Generation.

On January 31, 2013, Generation received a letter from the NRC indicating that the NRC has identified potential “apparent violations” of its regulations because of alleged inaccuracies in the Decommissioning Funding Status reports for 2005, 2006, 2007, and 2009. The NRC asserted that Generation’s status reports deliberately reflected cost estimates for decommissioning its nuclear plants that were less than what the NRC says are the minimum amounts required by NRC regulations. Generation met with the NRC on April 30, 2013 for a pre-decisional enforcement conference to provide additional information to explain why Generation

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

believes that it complied with the regulatory requirements and did not deliberately or otherwise provide incomplete or inaccurate information in its decommissioning funding status reports. While Generation does not believe that any sanction is appropriate, the ultimate outcome of this proceeding including the amount of a potential fine or sanction, if any, is uncertain. On April 7, 2014, Generation received a request for additional detail related to information Generation provided during the pre-decisional enforcement conference. Generation is in the process of collecting and providing the additional detail. Generation does not have a definite date on which it will receive a response from the NRC, but anticipates that the NRC will issue its findings sometime this year. The January 31, 2013 letter from the NRC does not take issue with Generation’s current funding status, and as reflected in Generation’s April 1, 2013 decommissioning funding status report referenced above, Generation continues to provide adequate funding assurance for each of its units. In the normal course of NRC review, Generation has received a series of data requests that are unrelated to the potential apparent violations and the pre-decisional enforcement conference. Generation continues to cooperate with the NRC and provide the requested information.

In addition, on June 24, 2013, Exelon received a subpoena from the SEC requesting that Exelon provide the SEC with certain documents generally relating to Exelon and Generation’s reporting and funding of the future decommissioning of Generation’s nuclear power plants. Exelon and Generation have cooperated with the SEC and provided the requested documents. On February 13, 2014, Exelon received a letter from the SEC confirming that it had concluded its investigation and that no further action was anticipated based on information provided by Exelon.

11.    Retirement Benefits (Exelon, Generation, ComEd, PECO and BGE)

Exelon sponsors defined benefit pension plans and other postretirement benefit plans for essentially all Generation, ComEd, PECO, BGE and BSC employees.

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2014, Exelon received an updated valuation of several of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2014. This valuation resulted in an increase to the pension obligation of $35 million and an increase to the other postretirement benefit obligation of $12 million. Additionally, accumulated other comprehensive loss increased by approximately $13 million (after tax), regulatory assets increased by approximately $34 million, and regulatory liabilities increased by approximately $5 million. The updated valuation for the remainder of the plans will be completed in the second quarter of 2014.

In April 2014, Exelon announced plan design changes for certain OPEB plans, which will require an interim remeasurement of the benefit obligation for those plans using assumptions as of April 30, 2014, including updated discount rates. The plan design changes are estimated to result in a decrease in the net periodic benefit costs for OPEB of approximately $125 million for the period May 2014 through December 2014, a reduction of the OPEB obligation of approximately $800 million and changes to AOCI, regulatory assets and regulatory liabilities upon remeasurement, based on the December 31, 2013 valuation assumptions. The actual financial statement impacts are dependent on the economic assumptions at the April 30, 2014 remeasurement date. The plan design changes did not impact the March 31, 2014 results of operations, cash flows or financial position. Management is evaluating funding options for the OPEB plans, including implications of the plan design changes discussed above, which may result in reductions to the expected contributions.

The following tables present the components of Exelon’s net periodic benefit costs for the three months ended March 31, 2014 and 2013. The 2014 pension benefit cost for all plans is calculated using an expected long-term rate

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

of return on plan assets of 7.00% and a discount rate of 4.80%. The 2014 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 6.59% for funded plans and a discount rate of 4.90% for all plans. Certain other postretirement benefit plans are not funded. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$69	$80	$33	$41
Interest cost	183	163	55	48
Expected return on assets	(241)	(253)	(38)	(33)
Amortization of:
Prior service cost (benefit)	3	3	(4)	(4)
Actuarial loss	105	140	8	20

Net periodic benefit cost	$119	$133	$54	$72

The amounts below represent Generation’s, ComEd’s, PECO’s, BGE’s and BSC’s allocated portion of the pension and postretirement benefit plan costs, which were included in Capital expenditures and Operating and maintenance expense during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Pension and Other Postretirement Benefit Costs	2014	2013
Generation	$75	$87
ComEd	56	77
PECO	12	11
BGE	16	13
BSC(a)	14	17

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO or BGE amounts above.

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. Exelon expects to contribute $264 million to its qualified pension plans in 2014, of which Generation, ComEd, PECO and BGE will contribute $118 million, $119 million, $11 million and $0 million, respectively. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $12 million in 2014, of which Generation, ComEd, PECO and BGE will make payments of $5 million, $1 million, $0 million and $1 million, respectively.

Unlike qualified pension plans, other postretirement plans are not subject to statutory minimum contribution requirements. Exelon’s management has historically considered several factors in determining the level of contributions to its other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued rate recovery). Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $430 million in 2014, of which Generation, ComEd, PECO and BGE expect to contribute $168 million, $197 million, $19 million and $17 million, respectively. Management is evaluating funding options for the other postretirement benefit plans, including implications of the plan design changes discussed above, which may result in reductions to the expected contributions.

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

Defined Contribution Savings Plans

The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Savings Plan Matching Contributions	2014	2013
Exelon	$29	$22
Generation	14	11
ComEd	7	5
PECO	2	2
BGE	3	2
BSC(a)	3	2

(a)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These costs are not included in the Generation, ComEd, PECO or BGE amounts above.

12.    Severance (Exelon, Generation, ComEd, PECO and BGE)

The Registrants have an ongoing severance plan under which, in general, employees receive severance benefits based on their years of service. The Registrants record a liability and expense or regulatory asset for severance once terminations are probable of occurrence and the related severance benefits can be reasonably estimated. For severance benefits that are incremental to their ongoing severance plan, the Registrants measure the obligation and record the expense at fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the required service period.

Merger-Related Severance

Upon closing the merger with Constellation, Exelon recorded a severance accrual for anticipated employee position reductions as a result of the post-merger integration. The majority of these positions are corporate and Generation support positions. Since then, Exelon has identified specific employees to be severed pursuant to the merger-related staffing and selection process as well as employees that were previously identified for severance but have since accepted another position within Exelon and are no longer receiving a severance benefit. Exelon adjusts its accrual each quarter to reflect its best estimate of remaining severance costs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The amount of severance expense associated with the post-merger integration recognized for the three months ended March 31, 2014 and 2013 is not material. Estimated costs to be incurred after March 31, 2014 are not material.

Amounts included in the table below represent the severance liability recorded by Exelon, Generation, ComEd, PECO and BGE for employees of those Registrants and exclude amounts billed through intercompany allocations:

Severance Liability	Exelon	Generation	ComEd	PECO	BGE
Balance at December 31, 2013	$53	$10	$—	$—	$6
Payments	(12)	(1)	—	—	(2)

Balance at March 31, 2014	$41	$9	$—	$—	$4

Substantially all cash payments under the plan are expected to be made by the end of 2016.

Ongoing Severance Plans

The Registrants provide severance and health and welfare benefits under Exelon’s ongoing severance benefit plans to terminated employees in the normal course of business. These benefits are accrued for when the benefits are considered probable and can be reasonably estimated.

For the three months ended March 31, 2014 and 2013, the Registrants recorded the following severance costs associated with these ongoing severance benefits within operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income:

Severance Benefits	Exelon	Generation	ComEd	PECO	BGE
Severance charges—2014	$4	$4	$—	$—	$—
Severance charges—2013	1	—	1	—	—

The severance liability balances associated with these ongoing severance benefits as of March 31, 2014 and December 31, 2013 are not material.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

13.    Changes in Accumulated Other Comprehensive Income (Exelon, Generation, and PECO)

The following tables present changes in accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31, 2014	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$120	$2	$(2,260)	$(10)	$108	$(2,040)

OCI before reclassifications	(1)	—	(13)	(5)	11	(8)
Amounts reclassified from AOCI(b)	(24)	—	35	—	1	12

Net current-period OCI	(25)	—	22	(5)	12	4

Ending balance	$95	$2	$(2,238)	$(15)	$120	$(2,036)

Generation(a)
Beginning balance	$114	$2	$—	$(10)	$108	$214

OCI before reclassifications	(1)	(3)	—	(5)	11	2
Amounts reclassified from AOCI(b)	(24)	—	—	—	1	(23)

Net current-period OCI	(25)	(3)	—	(5)	12	(21)

Ending balance	$89	$(1)	$—	$(15)	$120	$193

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

(a)	All amounts are net of tax. Amounts in parenthesis represent a decrease in accumulated other comprehensive income.
(b)	See tables following changes in accumulated other comprehensive income tables for details about these reclassifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the Three Months Ended March 31, 2013	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$368	$—	$(3,137)	$—	$2	$(2,767)

OCI before reclassifications	—	(1)	76	(1)	26	100
Amounts reclassified from AOCI(b)	(58)	—	50	—	2	(6)

Net current-period OCI	(58)	(1)	126	(1)	28	94

Ending balance	$310	$(1)	$(3,011)	$(1)	$30	$(2,673)

Generation(a)
Beginning balance	$513	$(1)	$(19)	$—	$20	$513

OCI before reclassifications	5	(1)	—	(1)	26	29
Amounts reclassified from AOCI(b)	(135)	—	—	—	2	(133)

Net current-period OCI	(130)	(1)	—	(1)	28	(104)

Ending balance	$383	$(2)	$(19)	$(1)	$48	$409

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

(a)	All amounts are net of tax. Amounts in parenthesis represent a decrease in accumulated other comprehensive income.
(b)	See tables following changes in accumulated other comprehensive income tables for details about these reclassifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd, PECO, and BGE did not have any reclassifications out of AOCI to Net Income during the three months ended March 31, 2014 and 2013. The following tables present amounts reclassified out of AOCI to Net Income for Exelon and Generation during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the statement where Net Income is presented
	Exelon	Generation
Gains on cash flow hedges
Energy related hedges	$39	$39	Operating revenues

	39	39	Total before tax
	(15)	(15)	Tax (expense)

	$24	$24	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs	$(2)	$—	(b)
Actuarial losses	(56)	—	(b)

	(58)	—	Total before tax
	23	—	Tax benefit

	$(35)	$—	Net of tax

Equity investments
Capital activity	$(1)	$(1)	Equity in losses of unconsolidated affiliates

	(1)	(1)	Total before tax
	—	—	Tax benefit

	$(1)	$(1)	Net of tax

Total Reclassifications for the period	$(12)	$23	Net of Tax

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2013

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the statement where Net Income is presented
	Exelon	Generation
Gains on cash flow hedges
Energy related hedges	$99	$223	Operating revenues
Other cash flow hedges	(1)	—	Interest expense

	98	223	Total before tax
	(40)	(88)	Tax (expense)

	$58	$135	Net of tax

Amortization of pension and other postretirement benefit plan items
Actuarial losses	$(83)	$—	(b)

	(83)	—	Total before tax
	33	—	Tax benefit

	$(50)	$—	Net of tax

Equity investments
Capital activity	$(3)	$(3)	Equity in losses of unconsolidated affiliates

	(3)	(3)	Total before tax
	1	1	Tax benefit

	$(2)	$(2)	Net of tax

Total Reclassifications for the period	$6	$133	Net of Tax

(a)	All amounts are net of tax. Amounts in parenthesis represent a decrease in net income.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension and OPEB cost (see Note 11 for additional details).

The following table presents income tax expense (benefit) allocated to each component of other comprehensive income (loss) during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Exelon
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$(1)	$—
Actuarial loss reclassified to periodic cost	(23)	(32)
Pension and non-pension postretirement benefit plans valuation adjustment	7	(49)
Change in unrealized loss on cash flow hedges	18	33
Change in unrealized income on equity investments	(7)	(18)

Total	$(6)	$(66)

Generation
Change in unrealized gain (loss) on cash flow hedges	$19	$86
Change in unrealized income on equity investments	(7)	(18)
Change in unrealized loss on marketable securities	(2)	—

Total	$10	$68

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

14.    Earnings Per Share and Equity (Exelon)

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

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to common shareholders	$90	$(4)

Weighted average common shares outstanding — basic	858	855
Assumed exercise and/or distributions of stock based awards	3	—

Weighted average common shares outstanding — diluted	861	855

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 18 million for the three months ended March 31, 2014. For the three months ended March 31, 2013 in which there was a net loss attributable to common shareholders, no potentially dilutive securities are included in the calculation of diluted loss per share, as inclusion of these securities would have reduced the net loss per share.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of March 31, 2014. In 2008, Exelon management decided to defer indefinitely any share repurchases.

15.    Commitments and Contingencies (Exelon, Generation, ComEd, PECO and BGE)

The following is an update to the current status of commitments and contingencies set forth in Note 22 of the Exelon 2013 Form 10-K.

Commitments

Energy Commitments

As of March 31, 2014, Generation’s commitments relating to its purchases from unaffiliated utilities and others of energy, capacity, transmission rights and RECs, are as indicated in the following table:

	Net Capacity Purchases(a)	REC Purchases(b)	Transmission Rights Purchases(c)	Purchased Energy from CENG	Total
2014	$314	$100	$19	$640	$1,073
2015	367	141	13	—	521
2016	284	96	2	—	382
2017	223	42	2	—	267
2018	112	8	2	—	122
Thereafter	414	4	32	—	450

Total	$1,714	$391	$70	$640	$2,815

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Net capacity purchases include PPAs and other capacity contracts including those that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at March 31, 2014, net of fixed capacity payments expected to be received by Generation under contracts to resell such acquired capacity to third parties under long-term capacity sale contracts. Expected payments include certain fixed capacity charges which may be reduced based on plant availability.

(b)	The table excludes renewable energy purchases that are contingent in nature.
(c)	Transmission rights purchases include estimated commitments for additional transmission rights that will be required to fulfill firm sales contracts.

In connection with Constellation’s comprehensive agreement with EDF in October 2010, Constellation’s and EDF’s existing power purchase agreements with CENG were modified to be unit-contingent through the end of their original term in 2014. Under these agreements, CENG has the ability to fix the energy price on a forward basis by entering into monthly energy hedge transactions for a portion of the future sale, while any unhedged portions will be provided at market prices by default. Additionally, beginning in 2015 and continuing to the end of the life of the respective plants, Generation agreed to purchase 50.01% of the available output of CENG’s nuclear plants at market prices. Generation discloses in the table above commitments to purchase from CENG at fixed prices. All commitments to purchase at market prices, which include all purchases subsequent to December 31, 2014, are excluded from the table. Generation continues to own a 50.01% membership interest in CENG that is accounted for as an equity method investment. See Note 5 — Investment in Constellation Energy Nuclear Group, LLC for more details on this arrangement.

ComEd’s, PECO’s and BGE’s electric supply procurement, curtailment services, REC and AEC purchase commitments, as applicable, as of March 31, 2014 are as follows:

		Expiration within
	Total	2014	2015	2016	2017	2018	2019 and beyond
ComEd
Electric supply procurement(a)	$591	$178	$136	$137	$140	$—	$—
Renewable energy and RECs(b)	1,565	50	72	76	77	83	1,207
PECO
Electric supply procurement(c)	713	546	167	—	—	—	—
AECs(d)	14	2	2	2	2	2	4
BGE
Electric supply procurement(e)	1,026	541	409	76	—	—	—
Curtailment services(f)	120	33	40	34	13	—	—

(a)

ComEd entered into various contracts for the procurement of electricity that started to expire in 2012, and will continue to expire through 2017. ComEd is permitted to recover its electric supply procurement costs from retail customers with no mark-up.

(b)

ComEd entered into 20-year contracts for renewable energy and RECs beginning in June 2012. ComEd is permitted to recover its renewable energy and REC costs from retail customers with no mark-up. The commitments represent the maximum settlements with suppliers for renewable energy and RECs under the existing contract terms. Pursuant to the ICC’s Order on December 19, 2012, ComEd’s commitments under the existing long-term contracts were reduced for the June 2013 through May 2014 procurement period. In addition, the ICC’s December 18, 2013 order approved the reduction of ComEd’s commitments under those contracts for the June 2014 through May 2015 procurement period, and the amount of the reduction was approved by the ICC in March 2014.

(c)

PECO entered into various contracts for the procurement of electric supply to serve its default service customers that expire between 2014 and 2016. PECO is permitted to recover its electric supply procurement costs from default service customers with no mark-up in accordance with its PAPUC-approved DSP Programs. See Note 4 — Regulatory Matters for additional information.

(d)	PECO is subject to requirements related to the use of alternative energy resources established by the AEPS Act. See Note 4 — Regulatory Matters for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)

BGE entered into various contracts for the procurement of electricity that expire between 2014 through 2016. The cost of power under these contracts is recoverable under MDPSC approved fuel clauses. See Note 4 — Regulatory Matters for additional information.

(f)	BGE has entered into various contracts with curtailment services providers related to transactions in PJM’s capacity market. See Note 4 — Regulatory Matters for additional information.

Fuel Purchase Obligations

In addition to the energy commitments described above, Generation has commitments to purchase fuel supplies for nuclear and fossil generation. PECO and BGE have commitments to purchase natural gas related to transportation, storage capacity and services to serve customers in their gas distribution service territory. As of March 31, 2014, these net commitments were as follows:

		Expiration within
	Total	2014	2015	2016	2017	2018	2019 and beyond
Generation	$8,402	$1,036	$1,285	$1,039	$1,041	$780	$3,221
PECO	479	146	117	98	37	15	66
BGE	640	105	82	80	63	52	258

Other Purchase Obligations

The Registrants’ other purchase obligations as of March 31, 2014, which primarily represent commitments for services, materials and information technology, are as follows:

		Expiration within
	Total	2014	2015	2016	2017	2018	2019 and beyond
Exelon	$547	$150	$146	$58	$49	$36	$108
Generation	462	120	138	45	41	30	88
ComEd(a)	45	11	5	5	5	5	14
PECO(a)	28	16	1	3	1	1	6
BGE(a)	10	1	2	5	2	—	—

(a)	Purchase obligations include commitments related to smart meter installation. See Note 4 — Regulatory Matters for additional information.

Construction Commitments

Generation has committed to the construction of the Antelope Valley solar PV facility in Los Angeles County, California. The first portion of the project began operations in December 2012, with six additional blocks coming online in 2013 and an expectation of full commercial operation in the first half of 2014. Generation’s estimated remaining commitment for the project is $90 million.

On July 3, 2013, Generation executed a Turbine Supply Agreement to expand its Beebe wind project in Michigan. The estimated remaining commitment under the contract is $47 million and achievement of commercial operations is expected in the fourth quarter of 2014.

On July 26, 2013, Generation executed an engineering procurement and construction contract to expand its Perryman, Maryland generation site with 120 MW of new natural gas-fired generation to satisfy certain merger commitments. The estimated remaining commitment under the contract is $80 million and achievement of commercial operation is expected in 2015. See Note 4 — Mergers and Acquisitions of the Exelon 2013 Form 10-K for additional information on commitments to develop or assist in development of new generation in Maryland resulting from the merger.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On December 27, 2013, Generation executed a Turbine Supply Agreement for construction of the 40 MW Fourmile Wind project in western Maryland. The estimated remaining commitment under the contract is $27 million and achievement of commercial operations is expected in the fourth quarter 2014. In the first quarter of 2014, Generation approved expansion of the Fourmile project to 40MW. This project will satisfy a portion of Exelon’s 125 MW Tier I land-based renewables commitment in Maryland. See Note 4 — Mergers and Acquisitions of the Exelon 2013 Form 10-K for additional information on commitments to develop or assist in development of new generation in Maryland resulting from the merger.

Refer to Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for information on investment programs associated with regulatory mandates, such as ComEd’s Infrastructure Investment Plan under EIMA, PECO’s Smart Meter Procurement and Installation Plan and BGE’s comprehensive smart grid initiative.

Constellation Merger Commitments

In February 2012, the MDPSC issued an Order approving the Exelon and Constellation merger. As part of the MDPSC Order, Exelon agreed to provide a package of benefits to BGE customers, the City of Baltimore and the State of Maryland, resulting in an estimated direct investment in the State of Maryland of approximately $ 1 billion.

The direct investment estimate includes $95 million to $120 million relating to the construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. On March 20, 2013, Generation signed a 20 — year lease agreement that is contingent upon the developer obtaining all required approvals, permits and financing for the construction of the building. Once required approvals are received and financing conditions are met, construction will commence and the building is expected to be ready for occupancy in approximately 2 years after building construction commences.

The direct investment commitment also includes $600 million to $650 million relating to Exelon and Generation’s development or assistance in the development of 285 — 300 MWs of new generation in Maryland, which is expected to be completed over a period of 10 years. The MDPSC Order contemplates various options for complying with the new generation development commitments, including building or acquiring generating assets, making subsidy or compliance payments, or in circumstances in which the generation build is delayed, making liquidated damages payments. Exelon and Generation expect that the majority of these commitments will be satisfied by building or acquiring generating assets and, therefore, will be primarily capital in nature and recognized as incurred. If in the future Exelon determines that it is probable that it will make subsidy, compliance or liquidated damages payments related to the new generation development commitments, Exelon will record a liability at that time. As of March 31, 2014, it is reasonably possible that Exelon will be required to make subsidy or liquidated damages payments of approximately $40 million rather than build one of the generation projects contemplated by the commitments, given that the generation build is dependent upon the passage of legislation and other conditions that Exelon does not control.

Contingencies

Commercial Commitments

The Registrants’ commercial commitments as of March 31, 2014, representing commitments potentially triggered by future events were as follows:

	Exelon		Generation		ComEd		PECO		BGE
Letters of credit (non-debt)(a)	$1,717		$1,675		$17		$22		$1
Guarantees	4,644	(b)	1,287	(c)	205	(d)	181	(e)	259	(f)
Nuclear insurance premiums(g)	3,529		3,529		—		—		—

Total commercial commitments	$9,890		$6,491		$222		$203		$260

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties.
(b)

Primarily reflects parental guarantees issued on behalf of Generation to allow the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Also reflects guarantees issued to ensure performance under specific contracts, preferred securities of financing trusts, property leases, indemnifications, NRC minimum funding assurance requirements and $211 million on behalf of CENG nuclear generating facilities for credit support and miscellaneous guarantees. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $0.5 billion at March 31, 2014, which represents the total amount Exelon could be required to fund based on March 31, 2014 market prices.

(c)

Primarily reflects guarantees issued to ensure performance under energy marketing and other specific contracts and $211 million on behalf of CENG nuclear generating facilities for credit support. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $0.3 billion at March 31, 2014, which represents the total amount Generation could be required to fund based on March 31, 2014 market prices.

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

Nuclear Insurance (Exelon and Generation)

Generation is subject to liability, property damage and other risks associated with major incidents at any of its nuclear stations, including the CENG nuclear stations. Generation has reduced its financial exposure to these risks through insurance and other industry risk-sharing provisions

The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and also to limit the liability of nuclear reactor owners for such claims from any single incident. As of March 31, 2014, the current liability limit per incident was $13.6 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. An inflation adjustment must be made at least once every 5 years and the last inflation adjustment was made effective September 10, 2013. In accordance with the Price-Anderson Act, Generation maintains financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. As of March 31, 2014, the amount of nuclear energy liability insurance purchased is $375 million for each operating site. Additionally, the Price-Anderson Act requires a second layer of protection through the mandatory participation in a retrospective rating plan for power reactors (currently 104 reactors) resulting in an additional $13.2 billion in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident that exceeds the primary layer of financial protection. Under the Price-Anderson Act, the maximum assessment in the event of an incident for each nuclear operator, per reactor, per incident (including a 5% surcharge), is $127.3 million, payable at no more than $19 million per reactor per incident per year. Exelon’s maximum liability per incident is approximately $2.4 billion.

In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $13.6 billion limit for a single incident.

Generation is also required each year to report to the NRC the current levels and sources of property insurance that demonstrates Generation possesses sufficient financial resources to stabilize and decontaminate a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

reactor and reactor station site in the event of an accident. The property insurance maintained for each facility is currently provided through insurance policies purchased from NEIL, an industry mutual insurance company of which Generation is a member. Premiums paid to NEIL by its members are subject to assessment for adverse loss experience (the retrospective premium obligation). The maximum combined retrospective premium amount that Generation could be required to pay due to participation in the Price-Anderson Act retrospective rating plan for power reactors and the NEIL retrospective premium obligation is $3.5 billion, which is included above in the Commercial Commitments table. See the Nuclear Insurance section within Note 22 — Commitments and Contingencies of the Exelon 2013 Form 10-K for additional details on Generation’s nuclear insurance premiums.

Spent Nuclear Fuel Obligation (Exelon and Generation)

Under the NWPA, the DOE is responsible for the development of a geologic repository for and the disposal of SNF and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from Generation’s nuclear generating stations. In accordance with the NWPA and the Standard Contracts, Generation pays the DOE one mill ($0.001) per kWh of net nuclear generation for the cost of SNF disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. On November 19, 2013, the D.C. Circuit Court ordered the DOE to submit to Congress a proposal to reduce the current SNF disposal fee to zero, unless and until there is a viable disposal program. On January 3, 2014, the DOE filed a petition for rehearing which was denied by the D.C. Circuit Court on March 18, 2014. Also, on January 3, 2014, the DOE submitted a proposal to Congress to reduce the current SNF disposal fee to zero, subject to any further action on its request for rehearing. For the year ended December 31, 2013, Generation incurred expense of $136 million in SNF disposal fees, recorded in Purchased power and fuel expense within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income, including Exelon’s share of Salem and net of co-owner reimbursements (not including such fees incurred by CENG). The DOE’s submitted proposal becomes effective after 90-days of continuous Congressional session, unless there is Congressional action contrary to the DOE proposal. Until such time as a new fee structure is in effect, Generation must continue to pay the current SNF disposal fees.

Indemnifications Related to Sale of Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at December 31, 2013. The guarantee expired January 31, 2014. Generation was not required to make payments under the guarantee, and, therefore, has no further obligation related to this guarantee as of March 31, 2014.

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

•

ComEd has identified 42 sites, 16 of which have been approved for cleanup by the Illinois EPA or the U.S. EPA and 26 that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2017.

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

ComEd, pursuant to an ICC order, and PECO, pursuant to settlements of natural gas distribution rate cases with the PAPUC, are currently recovering environmental remediation costs of former MGP facility sites through customer rates. BGE is authorized to and is currently recovering environmental costs for the remediation of former MGP facility sites from customers; however, while BGE does not have a rider for MGP clean-up costs, BGE has historically received recovery of actual clean-up costs in distribution rates. ComEd, PECO and BGE have recorded regulatory assets for the recovery of these costs. See Note 4 — Regulatory Matters for additional information regarding the associated regulatory assets.

As of March 31, 2014 and December 31, 2013, the Registrants had accrued the following undiscounted amounts for environmental liabilities in other current liabilities and other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

March 31, 2014	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$332	$267
Generation	56	—
ComEd	230	225
PECO	45	42
BGE	1	—

December 31, 2013	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$338	$273
Generation	56	—
ComEd	234	229
PECO	47	44
BGE	1	—

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Water Quality

Section 316(b) of the Clean Water Act.    Section 316(b) requires that the cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. All of Generation’s and CENG’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected by changes to the existing regulations. For Generation, those facilities are Clinton, Dresden, Eddystone, Fairless Hills, Gould Street, Handley, Mountain Creek, Mystic 7, Oyster Creek, Peach Bottom, Quad Cities, Riverside, Salem and Schuylkill. For CENG, those facilities are Calvert Cliffs, Nine Mile Point Unit 1 and R.E. Ginna.

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

In June 2012, the U.S. EPA published two Notices of Data Availability (NODA) seeking public comment on alternate compliance technologies for impingement and the use of a public opinion survey to calculate the so-called “non-use” benefits of the rule. Exelon filed comments for each NODA, supporting the additional flexibility afforded by the impingement NODA, and opposing the NODA relating to calculation of non-use benefits due to its inaccurate and unreliable methodologies that would artificially inflate the benefits of proposed technologies that would otherwise not be cost-effective. On June 27, 2013, the U.S. EPA agreed to amend the court approved Settlement Agreement to extend the deadline to issue a final rule until November 4, 2013 and on October 30, 2013 the U.S. EPA invoked the force majeure provision of the Settlement Agreement to extend the final rule deadline until January 14, 2014 due to the early October 2013 federal government shutdown. The parties then agreed to an additional extension until April 17, 2014. The U.S. EPA has announced that it will not meet this latest deadline and has established May 16, 2014 as the date for issuance of the final rule. Until the rule is finalized, the state permitting agencies will continue to apply their best professional judgment to address impingement and entrainment.

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

Groundwater Contamination.    In October 2007, a subsidiary of Constellation entered into a consent decree with the MDE relating to groundwater contamination at a third-party facility that was licensed to accept fly ash, a byproduct generated by coal-fired plants. The consent decree required the payment of a $1 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. Prior to the Merger, Constellation recorded in its Consolidated Balance Sheets total liabilities of approximately $30 million to comply with the consent decree with an additional $3 million recognized through purchase accounting. During third quarter of 2013, Generation increased its reserve by $2 million based on an update of future estimated remediation costs. The remaining liability as of March 31, 2014, is approximately $15 million. In addition, a private party asserted claims relating to groundwater contamination. In February 2014, Generation settled these private party claims for an amount that is not material to the financial condition of Generation.

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

Numerous entities challenged the CSAPR in the D.C. Circuit Court, and some requested a stay of the rule pending the Court’s consideration of the matter on the merits. On December 30, 2011, the Court granted a stay of the CSAPR, and directed the U.S. EPA to continue the administration of CAIR in the interim. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the U.S. EPA has exceeded its authority in certain material aspects of the CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. The Court’s order was appealed to the U.S. Supreme Court, and on April 29, 2014 the U.S. Supreme Court reversed the Appellate Court decision and upheld CSAPR, and remanded the case to the Appellate Court to resolve the remaining implementation issues.

Under the CSAPR, generation units were to receive allowances based on historic heat input and intrastate, and limited interstate, trading of allowances was permitted. The CSAPR restricted entirely the use of pre-2012 allowances. Existing SO2 allowances under the ARP would remain available for use under ARP. As of March 31, 2014, Generation had $51 million of emission allowances carried at the lower of weighted average cost or market.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

EPA Mercury and Air Toxics Standards (MATS).    The MATS rule became final on April 16, 2012. The MATS rule reduces emissions of toxic air pollutants, and finalized the new source performance standards for fossil fuel-fired electric utility steam generating units (EGUs). The MATS rule requires coal-fired EGUs to achieve high removal rates of mercury, acid gases and other metals from air emissions. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that smaller, older, uncontrolled coal units will retire rather than make these investments. Coal units with existing controls that do not meet the required standards may need to upgrade existing controls or add new controls to comply. In addition, the new standards will require oil units to achieve high removal rates of metals. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies or retire the units. The MATS rule requires generating stations to meet the new standards three years after the rule takes effect, April 16, 2015, with specific guidelines for an additional one or two years in limited cases. Numerous entities challenged MATS in the D.C. Circuit Court, and Exelon intervened in support of the rule. On April 15, 2014, the D.C Circuit Court issued an opinion upholding MATS in its entirety.

Exelon, along with the other co-owners of Conemaugh Generating Station have improved the existing scrubbers and installed Selective Catalytic Reduction (SCR) controls to meet the requirements of MATS.

In addition, as of March 31, 2014, Exelon had a $368 million net investment in coal-fired plants in Georgia and Texas subject to long-term leases extending through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, after the impairment recorded in the second quarter of 2013, final applications of the CSAPR and MATS regulations could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material. See Note 8 — Impairment of Long-Lived Assets of the Exelon 2013 Form 10-K for additional information.

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

In 2012, the Bankruptcy Court approved the rejection of an agency agreement related to a coal rail car lease under which Midwest Generation had agreed to reimburse ComEd for all obligations incurred under the coal rail car lease. The rejection left Generation as the party responsible for making all remaining payments under the lease and performing all other obligations there under. In January 2013, Generation made the final $10 million payment due under the lease agreement which had been accrued at December 31, 2012.

During the second quarter of 2013, Exelon filed proofs of claim for approximately $21 million with the Bankruptcy Court for amounts owed by EME and Midwest Generation for the coal rail car lease, ComEd utility payments and certain legal costs. Further, Exelon filed an environmental claim with an unspecified amount that listed the indemnifications that were in place pre-Petition Date and other factors associated with the remediation and a claim under the asbestos cost-sharing agreement with an unspecified amount. As of March 31, 2014, Exelon has not recorded a receivable for the filed proofs of claim because recovery of any amount cannot be assured at this point in the bankruptcy. Exelon will not record claim recoveries unless and until they are realized.
On January 17, 2014, Midwest Generation filed a plan supplement to its bankruptcy filing that included a list of contracts to be rejected upon the effective date of the reorganization plan. This list included the sale agreement, including the environmental indemnity, and the asbestos cost-sharing agreement.

On March 11, 2014, the Bankruptcy Court for the Northern District of Illinois entered its Order Confirming Debtors’ Joint Chapter 11 Plan of Reorganization. On April 1, 2014 (Effective Date), NRG Energy purchased

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

EME’s portfolio of generation, including Midwest Generation and the Joint Chapter 11 Plan of Reorganization (Plan) became effective. As part of the Plan, the sale agreement, including the environmental indemnity, and the asbestos cost-sharing agreement were rejected. Creditors have 30 days from the Effective Date to file rejection damages claims associated with contracts rejected under the Plan. Exelon will be filing claims related to the rejected agreements.

Certain environmental laws and regulations subject current and prior owners of properties or generators of hazardous substances at such properties to liability for remediation costs of environmental contamination. As a prior owner of the generating stations, ComEd (and Generation, through its agreement in Exelon’s 2001 corporate restructuring to assume ComEd’s rights and obligations associated with its former generation business) could face liability (along with any other potentially responsible parties) for environmental conditions at the stations requiring remediation, with the determination of the allocation among the parties subject to many uncertain factors. ComEd and Generation have reviewed available public information as to potential environmental exposures regarding the Midwest Generation station sites. Midwest Generation publicly disclosed in its December 31, 2013 Form 10-K that (i) it has accrued a probable amount of approximately $8 million for estimated environmental investigation and remediation costs under CERCLA, or similar laws, for the investigation and remediation of contaminated property at two Midwest Generation plant sites, (ii) it has identified stations for which a reasonable estimate for investigation and/ or remediation cannot be made and (iii) it and the Illinois EPA entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Crawford, Powerton, Joliet, Will County and Waukegan generating stations. At this time, however, ComEd and Generation do not have sufficient information to reasonably assess the potential likelihood or magnitude of any remediation requirements that may be asserted. For these reasons, ComEd and Generation are unable to predict whether and to what extent they may ultimately be held responsible for remediation and other costs relating to the generating stations and as a result no liability has been recorded as of March 31, 2014. Any liability imposed on ComEd or Generation for environmental matters relating to the generating stations could have a material adverse impact on their future results of operations and cash flows.

Generation increased its reserve for asbestos-related bodily injury claims at December 31, 2013 by $25 million, as a result of Midwest Generation listing such agreement in the January 2014 plan supplement as an agreement to be rejected in connection with the Plan. As discussed above, the rejection became effective as part of the Plan and no further adjustment to the reserve is required. Midwest Generation publicly disclosed in its December 31, 2013 Form 10-K that they had $53 million recorded related to asbestos bodily injury claims under the contractual indemnity with ComEd. Exelon and Generation may be entitled to damages associated with the rejection of the agreement. These amounts are considered to be contingent gains and would not be recognized until realized.

Solid and Hazardous Waste

Cotter Corporation.    The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the anticipated landfill cover remediation for the site is approximately $42 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability. By letter dated January 11, 2010, the U.S. EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve complete excavation of the radiological contamination. On September 30, 2011, the PRPs submitted the final supplemental feasibility study to the U.S. EPA for review. In June 2012, the U.S. EPA

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

requested that the PRPs perform additional analysis and groundwater sampling as part of the supplemental feasibility study, and subsequently requested additional analysis sampling and modeling that will be conducted throughout 2014. In light of these additional requests, it is unknown when the U.S EPA will propose a remedy for public comment. Thereafter the U.S. EPA will select a final remedy and enter into a Consent Decree with the PRPs to effectuate the remedy. A complete excavation remedy would be significantly more expensive than the previously selected additional cover remedy; however, Generation believes the likelihood that the U.S. EPA would require a complete excavation remedy is remote.

On August 8, 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri. The Latty Avenue site is included in ComEd’s indemnification responsibilities discussed above as part of the sale of Cotter. The radioactive residues had been generated initially in connection with the processing of uranium ores as part of the U.S. government’s Manhattan Project. Cotter purchased the residues in 1969 for initial processing at the Latty Avenue facility for the subsequent extraction of uranium and metals. In 1976, the NRC found that the Latty Avenue site had radiation levels exceeding NRC criteria for decontamination of land areas. Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under the Formerly Utilized Sites Remedial Action Program. The DOJ has not yet formally advised the PRPs of the amount that it is seeking, but it is believed to be approximately $90 million. The DOJ and the PRPs agreed to toll the statute of limitations until August 2014 so that settlement discussions could proceed. Based on Generation’s preliminary review, it appears probable that Generation has liability to Cotter under the indemnification agreement and has established an appropriate accrual for this liability.

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

On April 11, 2014, a class action complaint was filed in the U.S. District Court for the Eastern District of Missouri against Cotter and six additional defendants. The complaint alleges that individuals living in the North St. Louis area within a three-mile radius of the West Lake Landfill suffered damage to property or loss of use of property due to the defendants’ negligent handling of radioactive materials. Plaintiffs have asserted claims for monetary damages under the Price-Anderson Act. At this stage of the litigation, Exelon and Generation cannot estimate a range of loss, if any.

68th Street Dump.    In 1999, the U.S. EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, and notified BGE and 19 others that they are PRPs at the site. In March 2004, BGE and other PRPs formed the 68th Street Coalition and entered into consent order negotiations with the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

U.S. EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the U.S. EPA and 19 of the PRPs, including BGE, with respect to investigation of the site became effective. The settlement requires the PRPs, over the course of several years, to identify contamination at the site and recommend clean-up options. The PRP’s submitted their investigation of the range of clean-up options in the first quarter of 2011. Although the investigation and options provided to the U.S. EPA are still subject to U.S. EPA review and selection of a remedy, the range of estimated clean-up costs to be allocated among all of the PRPs is in the range of $50 million to $64 million. On September 30, 2013, U.S. EPA issued the Record of Decision identifying its preferred remedial alternative for the site. The estimated cost for the alternative chosen by U.S. EPA is consistent with the PRPs estimated range of costs noted above. Based on Generation’s preliminary review, it appears probable that Generation has liability and has established an appropriate accrual for its share of the estimated clean-up costs. A wholly owned subsidiary of Generation has agreed to indemnify BGE for most of the costs related to this settlement and clean-up of the site.

Rossville Ash Site.    The Rossville Ash Site is a 32-acre property located in Rosedale, Baltimore County, Maryland, which was used for the placement of fly ash from 1983-2007. The property is owned by Constellation Power Source Generation, LLC (CPSG). In 2008, CPSG investigated and remediated the property by entering it into the Maryland Voluntary Cleanup Program (VCP) to address any historic environmental concerns and ready the site for appropriate future redevelopment. The site was accepted into the program in 2010 and is currently going through the process to remediate the site and receive closure from MDE. Exelon currently estimates the cost to close the site to be approximately $6 million, which has been fully reserved as of March 31, 2014.

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

Climate Change Regulation.    Exelon is subject to climate change regulation or legislation at the Federal, regional and state levels. In 2007, the U.S. Supreme Court ruled that GHG emissions are pollutants subject to regulation under the new motor vehicle provisions of the Clean Air Act. Consequently, on December 7, 2009, the U.S. EPA issued an endangerment finding under Section 202 of the Clean Air Act regarding GHGs from new motor vehicles and on April 1, 2010 issued final regulations limiting GHG emissions from cars and light trucks effective on January 2, 2011. While such regulations do not specifically address stationary sources, such as a generating plant, it is the U.S. EPA’s position that the regulation of GHGs under the mobile source provisions of the Clean Air Act has triggered the permitting requirements under the Prevention of Significant Deterioration (PSD) and Title V operating permit sections of the Clean Air Act for new and modified stationary sources effective January 2, 2011. Therefore, on May 13, 2010, the U.S. EPA issued final regulations (the Tailoring Rule) relating to these provisions of the Clean Air Act for major stationary sources of GHG emissions that apply to new sources that emit greater than 100,000 tons per year, on a CO2 equivalent basis, and to modifications to existing sources that result in emissions increases greater than 75,000 tons per year on a CO2 equivalent basis. These thresholds became effective January 2, 2011, apply for six years and will be reviewed by the U.S. EPA for future applicability thereafter. On July 2, 2012 the U.S. EPA declined to lower GHG permit thresholds in its final “Step 3” Tailoring Rule update. The U.S. EPA will review permit thresholds again in a 2015 rulemaking process. On June 26, 2012, the United States Court of Appeals for the District of Columbia, in a per curium decision,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

dismissed industry and state petitions challenging the U.S. EPA’s “Tailpipe Rule” for cars and light duty trucks, the endangerment finding for GHG’s from stationary sources, and the Tailoring Rule. On October 15, 2013, the U.S. Supreme Court granted industry petitions to review one aspect of the PSD permitting regulations. Under the PSD regulations, new and modified major stationary sources could be required to install best available control technology, to be determined on a case by case basis. Generation could be significantly affected by the regulations if it were to build new plants or modify existing plants.

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

The first rulemaking, under Section 111(b) of the Clean Air Act is to focus on establishing carbon regulations for new fossil-fuel power plants. This rulemaking was proposed on September 20, 2013 and is to be finalized “in a timely fashion.” In the proposed rule U.S. EPA sets separate standards for fossil-fuel fired utility boilers and natural gas fired stationary combustion turbines.

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

Litigation and Regulatory Matters

Except to the extent noted below, the circumstances set forth in Note 22 of the Exelon 2013 Form 10-K describe, in all material respects, the current status of litigation matters. The following is an update to that discussion.

Asbestos Personal Injury Claims (Exelon, Generation, PECO and BGE)

Exelon and Generation.    Generation maintains a reserve for claims associated with asbestos-related personal injury actions in certain facilities that are currently owned by Generation or were previously owned by ComEd and PECO. The reserve is recorded on an undiscounted basis and excludes the estimated legal costs associated with handling these matters, which could be material.

At March 31, 2014 and December 31, 2013, Generation had reserved approximately $89 million and $90 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2014, approximately $20 million of this amount related to 238 open claims presented to Generation, while the remaining $69 million of the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary.

On November 22, 2013, the Supreme Court of Pennsylvania held that the Pennsylvania Workers Compensation Act does not apply to an employee’s disability or death resulting from occupational disease, such as diseases related to asbestos exposure, which manifests more than 300 weeks after the employee’s last employment-based exposure, and that therefore the exclusivity provision of the Act does not preclude such employee from suing his or her employer in court. The Supreme Court’s ruling reverses previous rulings by the Pennsylvania Superior Court precluding current and former employees from suing their employers in court, despite the fact that the same employee was not eligible for workers compensation benefits for diseases that manifest more than 300 weeks after the employee’s last employment-based exposure to asbestos. Currently, Exelon, Generation and PECO are unable to predict whether and to what extent they may experience additional claims in the future as a result of this ruling; as such no increase to the asbestos-related bodily injury liability has been recorded as of March 31, 2014. Increased claims activity resulting from this ruling could have a material adverse effect on Exelon’s, Generation’s and PECO’s future results of operations and cash flows.

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

Telephone Consumer Protection Act Lawsuit (ComEd)

On November 19, 2013, a class action complaint was filed in the Northern District of Illinois on behalf of a single individual and a presumptive class that would include all customers that ComEd enrolled in its Outage Alert text message program. The complaint alleges that ComEd violated the Telephone Consumer Protection Act (“TCPA”) by sending approximately 1.2 million text messages to customers without first obtaining their consent to receive such messages. The complaint seeks certification of a class along with statutory damages, attorneys’ fees, and an order prohibiting ComEd from sending additional text messages. Such statutory damages could range from $ 500 to $ 1,500 per text. On February 21, 2014, ComEd filed a motion to dismiss this class action complaint and intends to contest the allegations of this suit. As of March 31, 2014, ComEd established a reserve, which was not material, representing its best estimate of probable loss associated with this class action complaint. As ComEd is unable to predict the ultimate outcome of this proceeding, actual damages may differ from the estimated amount recorded, which may be material to ComEd’s results of operations, cash flows, and financial position.

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

Income Taxes (Exelon, Generation, ComEd, PECO and BGE)

See Note 9 — Income Taxes for information regarding the Registrants’ income tax refund claims and certain tax positions, including the 1999 sale of fossil generating assets.

16.    Supplemental Financial Information (Exelon, Generation, ComEd, PECO and BGE)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$43	$43	$—	$—	$—
Non-regulatory agreement units	25	25	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	61	61	—	—	—
Non-regulatory agreement units	13	13	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	10	10	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(94)	(94)	—	—	—

Total decommissioning-related activities	58	58	—	—	—

Investment income (expense)	1	1	—	—	2	(c)
Long-term lease income	6	—	—	—	—
Interest income related to uncertain income tax positions	10	14	—	—	—
AFUDC — Equity	6	—	3	1	3
Other	22	17	2	1	(1)

Other, net	$103	$90	$5	$2	$4

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2013	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$36	$36	$—	$—	$—
Non-regulatory agreement units	14	14	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	195	195	—	—	—
Non-regulatory agreement units	64	64	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	2	2	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(190)	(190)	—	—	—

Total decommissioning-related activities	121	121	—	—	—

Investment income (expense)	3	(2)	—	—	2	(c)
Long-term lease income	8	—	—	—	—
Interest income related to uncertain income tax provisions	25	5	—	—	—
AFUDC — Equity	6	—	3	1	2
Other	9	4	2	2	1

Other, net	$172	$128	$5	$3	$5

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of net income taxes related to all NDT fund activity for those units. See Note 15 — Asset Retirement Obligations of the Exelon 2013 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(c)	Relates to the cash return on BGE’s rate stabilization deferral. See Note 4 — Regulatory Matters for additional information regarding the rate stabilization deferral.

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$481	$200	$143	$56	$70
Regulatory assets	72	—	30	2	38
Amortization of intangible assets, net	11	11	—	—	—
Amortization of energy contract assets and liabilities(a)	42	44	—	—	—
Nuclear fuel(b)	234	234	—	—	—
ARO accretion(c)	68	68	—	—	—

Total depreciation, amortization, accretion and depletion	$908	$557	$173	$58	$108

Three Months Ended March 31, 2013	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$471	$203	$137	$55	$64
Regulatory assets	61	—	30	2	29
Amortization of intangible assets, net	11	11	—	—	—
Amortization of energy contract assets and liabilities(a)	176	176	—	—	—
Nuclear fuel(b)	230	230	—	—	—
ARO accretion(c)	68	68	—	—	—

Total depreciation, amortization, accretion and depletion	$1,017	$688	$167	$57	$93

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Included in Operating revenues or Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(c)	Included in Operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

Three Months Ended March 31, 2014	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$173	$75	$56	$12		$16
Loss from equity method investments	19	19	—	—		—
Provision for uncollectible accounts	35	1	(11)	35		11
Stock-based compensation costs	46	—	—	—		—
Other decommissioning-related activity(a)	(35)	(35)	—	—		—
Energy-related options(b)	31	31	—	—		—
Amortization of regulatory asset related to debt costs	3	—	2	1		—
Amortization of rate stabilization deferral	20	—	—	—		20
Amortization of debt fair value adjustment	(12)	(5)	—	—		—
Discrete impacts of EIMA(c)	(4)	—	(4)	—		—
Amortization of debt costs	5	3	(5)	1		—
Increase in inventory reserve	2	2	—	—		—
Other	(11)	(6)	(2)	—		(4)

Total other non-cash operating activities	$272	$85	$36	$49		$43

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$(15)	$—	$4	$(17)		$23
Other regulatory assets and liabilities	(4)	—	(10)	(3)		6
Other current assets	(209)	(80)	(29)	(105	)(e)	18
Other noncurrent assets and liabilities	(50)	(23)	11	(2)		(3)

Total changes in other assets and liabilities	$(278)	$(103)	$(24)	$(127)		$44

Non-cash investing and financing activities:
Indemnification of like-kind exchange position(f)	$—	$—	$2	$—		$—

Total non-cash investing and financing activities:	$—	$—	$2	$—		$—

Three Months Ended March 31, 2013	Exelon	Generation	ComEd	PECO	BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$205	$87	$77	$11	$14
Loss in equity method investments	9	9	—	—	—
Provision for uncollectible accounts	45	7	9	25	4
Stock-based compensation costs	39	4	1	1	1
Other decommissioning-related activity(a)	(64)	(64)	—	—	—
Energy-related options(b)	21	21	—	—	—
Amortization of regulatory asset related to debt costs	4	—	3	1	—
Amortization of rate stabilization deferral	30	—	—	—	30
Amortization of debt fair value adjustment	(9)	(9)	—	—	—
Discrete impacts from EIMA(c)	(49)	—	(49)	—	—
Amortization of debt costs	5	3	1	1	—
Merger integration costs(d)	(6)	—	—	—	(6)
Other	1	8	—	—	(1)

Total other non-cash operating activities	$231	$66	$42	$39	$42

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2013	Exelon	Generation	ComEd	PECO		BGE
Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$29	$—	$(18)	$22		$16
Other regulatory assets and liabilities	91	—	(14)	13		(53)
Other current assets	(169)	(131)	17	(75	)(e)	73
Other noncurrent assets and liabilities	282	(28)	263	2		(2)

Total changes in other assets and liabilities	$233	$(159)	$248	$(38)		$34

Non-cash investing and financing activities:
Consolidated VIE dividend to non-controlling interest	$63	63	—	—		—
Indemnification of like-kind exchange position(f)	—	—	172	—		—

Total non-cash investing and financing activities	$63	$63	$172	$—		$—

(a)

Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 15 of the Exelon 2013 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(b)	Includes option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations.
(c)

Reflects the change in distribution rates pursuant to EIMA, which allows for the recovery of costs by a utility through a pre-established performance-based formula rate tariff. See Note 4 — Regulatory Matters for more information.

(d)	Relates to integration costs to achieve distribution synergies related to the merger transaction. See Note 4 — Regulatory Matters for more information.
(e)	Relates primarily to prepaid utility taxes.
(f)	See Note 9 — Income Taxes for discussion of the like-kind exchange tax position.

Other Investing Activities (Exelon and Generation).    Other investing activities for Exelon and Generation primarily represents cash flows associated with the acquisition or disposition of immaterial investments.

DOE Smart Grid Investment Grant (Exelon, BGE and PECO).    For the three months ended March 31, 2014, PECO has included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $2 million and reimbursements of $2 million related to PECO’s DOE SGIG programs. For the three months ended March 31, 2013, Exelon, PECO and BGE have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $21 million, $6 million and $15 million, respectively, and reimbursements of $32 million, $12 million and $20 million, respectively, related to PECO’s and BGE’s DOE SGIG programs. See Note 4 - Regulatory Matters for additional information regarding the DOE SGIG.

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of March 31, 2014 and December 31, 2013.

March 31, 2014	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$14,066	(a)	$7,245	(a)	$3,247	$2,958	$2,741
Accounts receivable:
Allowance for uncollectible accounts	306		46		76	140	44

December 31, 2013	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$13,713	(b)	$7,034	(b)	$3,184	$2,935	$2,702
Accounts receivable:
Allowance for uncollectible accounts	272		57		62	107	46

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,425 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,371 million.

PECO Installment Plan Receivables (Exelon and PECO)

PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The net receivable balance for installment plans with terms greater than one year was $18 million as of March 31, 2014 and $19 million as of December 31, 2013. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 — Significant Account Policies of the Exelon 2013 Form 10-K. The allowance for uncollectible accounts balance associated with these receivables at March 31, 2014 of $15 million consists of $1 million, $4 million and $10 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2013 of $18 million consists of $1 million, $4 million and $13 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of March 31, 2014 and December 31, 2013 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on its payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 — Significant Accounting Policies of the Exelon 2013 Form 10-K.

Like-Kind Exchange Transaction (Exelon)

Prior to the PECO/Unicom Merger in October 2000, UII, LLC (formerly Unicom Investments, Inc.) (UII), a wholly owned subsidiary of Exelon, entered into a like-kind exchange transaction pursuant to which approximately $1.6 billion was invested in coal-fired generating station leases located in Georgia and Texas with two separate entities unrelated to Exelon. The generating stations were leased back to such entities as part of the transaction. See Note 9 — Income Taxes for further information. For financial accounting purposes, the investments are accounted for as direct financing lease investments. UII holds the leasehold interests in the generating stations in several separate bankruptcy remote, special purpose companies it directly or indirectly wholly owns. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessees do not exercise the fixed purchase options, Exelon has the ability to require the lessees to arrange for a third-party to bid on a service contract for a period following the lease term. Exelon will be subject to residual value risk if the lessees do not exercise the fixed purchase options. This risk is partially mitigated by the fair value of the scheduled payments under the service contract. However, such payments are not guaranteed. Further, the term of the service contract is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. In the fourth quarter of 2000, under the terms of the lease agreements, UII received a prepayment of $1.2 billion for all rent, which reduced the investment in the leases. There are no minimum scheduled lease payments to be received over the remaining term of the leases.

On February 26, 2014, UII and the City Public Service Board of San Antonio, Texas (CPS) finalized an agreement to terminate the leases on the generating station located in Texas, as described above, prior to their

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

expiration dates. As a result of the lease termination, UII received a net early termination amount of $335 million from CPS and wrote off the net investment in the CPS long-term lease of $336 million in Investments in the Consolidated Balance Sheet; resulting in a pre-tax loss of $1 million being reflected in Operating and maintenance expense in the Consolidated Statement of Operations and Comprehensive Income. See Note 9 — Income Taxes for impact of the lease termination on income taxes.

At March 31, 2014 and December 31, 2013, the components of the net investment in long-term leases were as follows:

	March 31, 2014	December 31, 2013
Estimated residual value of leased assets	$731	$1,465
Less: unearned income	363	767

Net investment in long-term leases	$368	$698

17.    Segment Information (Exelon, Generation, ComEd, PECO and BGE)

Operating segments for each of the Registrants are determined based on information used by the chief operating decision maker(s) (CODM) in deciding how to evaluate performance and allocate resources at each of the Registrants.

Exelon has nine reportable segments, ComEd, PECO, BGE and Generation’s six power marketing reportable segments consisting of the Mid-Atlantic, Midwest, New England, New York, ERCOT and all other regions not considered individually significant referred to collectively as “Other Regions”; including the South, West and Canada. ComEd, PECO and BGE each represent a single reportable segment; as such, no separate segment information is provided for these Registrants. Exelon evaluates the performance of ComEd, PECO and BGE based on net income and return on equity.

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

The CODMs for Exelon and Generation evaluate the performance of Generation’s power marketing activities and allocate resources based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd, PECO and BGE. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for Generation’s own generation and fuel costs associated with tolling agreements. Generation’s other business activities, including retail and wholesale gas, upstream natural gas, proprietary trading, energy efficiency and demand response, heating, cooling, and cogeneration facilities, and home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems, and investments in energy-related proprietary technology are not allocated to regions. Further, Generation’s other miscellaneous revenues, unrealized mark-to-market impact of economic hedging activities, and amortization of certain intangible assets relating to commodity contracts recorded at fair value as a result of the merger are also not allocated to a region.

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2014 and 2013 is as follows:

	Generation(a)	ComEd	PECO	BGE	Other(b)	Intersegment Eliminations	Exelon
Total revenues(c):
2014	$4,390	$1,134	$993	$1,054	$290	$(624)	$7,237
2013	3,533	1,160	895	880	318	(704)	6,082
Intersegment revenues(d):
2014	$316	$1	$1	$16	$290	$(623)	$1
2013	381	1	—	4	318	(704)	—
Net income (loss):
2014	$(185)	$98	$89	$88	$4	$(1)	$93
2013	(17)	(81)	122	80	(103)	—	1
Total assets:
March 31, 2014	$41,080	$24,294	$9,766	$7,958	$8,146	$(11,776)	$79,468
December 31, 2013	41,232	24,118	9,617	7,861	8,317	(11,221)	79,924

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Regions. Intersegment revenues for Generation for the three months ended March 31, 2014 include revenue from sales to PECO of $88 million and sales to BGE of $120 million in the Mid-Atlantic region, and sales to ComEd of $108 million in the Midwest. For the three months ended March 31, 2013 intersegment revenues for Generation include revenue from sales to PECO of $141 million and sales to BGE of $113 million in the Mid-Atlantic region, and sales to ComEd of $145 million in the Midwest region, net of ($17) million related to the unrealized mark-to-market losses related to the ComEd swap, which eliminate upon consolidation.

(b)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(c)

For the three months ended March 31, 2014 and 2013, utility taxes of $24 million and $21 million, respectively, are included in revenues and expenses for Generation. For the three months ended March 31, 2014 and 2013, utility taxes of $63 million and $60 million, respectively, are included in revenues and expenses for ComEd. For the three months ended March 31, 2014 and 2013, utility taxes of $35 million and $34 million, respectively, are included in revenues and expenses for PECO. For the three months ended March 31, 2014 and 2013, utility taxes of $20 million and $22 million, respectively, are included in revenues and expenses for BGE.

(d)

Intersegment revenues exclude sales to unconsolidated affiliates. The intersegment profit associated with Generation’s sale of certain products and services by and between Exelon’s segments is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

Generation total revenues (three months ended):

	2014			2013
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic	$1,441	$(23)	$1,418	$1,331	$(8)	$1,323
Midwest	1,258	12	1,270	1,181	7	1,188
New England	545	4	549	391	12	403
New York	190	(3)	187	175	(6)	169
ERCOT	243	—	243	293	—	293
Other Regions(b)	334	7	341	183	42	225

Total Revenues for Reportable Segments	4,011	(3)	4,008	3,554	47	3,601

Other(c)	379	3	382	(21)	(47)	(68)

Total Generation Consolidated Operating Revenues	$4,390	$—	$4,390	$3,533	$—	$3,533

(a)	Includes all electric sales to third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions include the South, West and Canada, which are not considered individually significant.
(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value of $93 million and $174 million, for the three months ended March 31, 2014 and 2013, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues net of purchased power and fuel expense (three months ended):

	2014			2013
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$784	$(89)	$695	$852	$(8)	$844
Midwest	530	26	556	710	7	717
New England	154	(18)	136	18	12	30
New York	(29)	8	(21)	(16)	(6)	(22)
ERCOT	155	(72)	83	112	(11)	101
Other Regions(b)	150	(45)	105	10	35	45

Total Revenues net of purchased power and fuel expense for Reportable Segments	1,744	(190)	1,554	1,686	29	1,715

Other(c)	(711)	190	(521)	(322)	(29)	(351)

Total Generation Revenues net of purchased power and fuel expense	$1,033	$—	$1,033	$1,364	$—	$1,364

(a)	Includes purchases and sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions include the South, West and Canada, which are not considered individually significant.
(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value of $42 million and $174 million for the three months ended March 31, 2014 and 2013, respectively, and the elimination of intersegment revenues.

18.    Subsequent Event (Exelon)

Proposed Merger with Pepco Holdings, Inc. (Exelon)

On April 29, 2014, Exelon and Pepco Holdings, Inc. (PHI) signed an agreement and plan of merger to combine the two companies in an all cash transaction. The resulting company will retain the Exelon name and be headquartered in Chicago. Under the merger agreement, PHI’s shareholders will receive $27.25 of cash in exchange for each share of PHI common stock. Exelon intends to fund the all-cash transaction using a combination of approximately 50% debt and the remainder through issuance of equity (including mandatory convertibles) and up to $1 billion cash from non-core asset sales. In addition, Exelon signed a 364-day $7.2 billion senior unsecured bridge credit facility in place to support the contemplated transaction and provide flexibility for timing of permanent financing. In connection with the merger agreement, Exelon entered into a subscription agreement to purchase $90 million of nonvoting, nonconvertible and nontransferable preferred securities in PHI, with additional investments to be made of $18 million quarterly up to a maximum aggregate investment of $180 million.

The transaction must be approved by the shareholders of PHI. Completion of the transaction is also conditioned upon approval by the FERC, the District of Columbia Public Service Commission and several state commissions including Delaware Public Service Commission, MDPSC, the New Jersey Board of Public Utilities and the Virginia Department of Public Utilities. In addition, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), the transaction cannot be completed until Exelon has made required notifications and given certain information and materials to the Federal Trade Commission (FTC) and/or the Antitrust Division of the United States Department of Justice (DOJ) and until specified waiting period requirements have expired.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As part of the application for approval of the merger, Exelon and PHI have proposed a package of benefits to PHI utilities’ customers which results in a direct investment of more than $100 million. The Merger Agreement also provides for termination rights on behalf of both parties. Under certain circumstances, if the merger agreement is terminated, PHI may be required to pay Exelon a termination fee ranging from $259 million to $293 million plus certain expenses. If the merger agreement does not close due to a regulatory failure, Exelon may be required to pay PHI a termination fee equal to the nonvoting preferred securities (described above), by means of PHI redeeming the nonvoting preferred securities for no consideration. The companies anticipate closing the transaction in the first half of 2015. Refer to the Current Report on Form 8-K filed on April 30, 2014 for additional information on the merger transaction.

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

Exelon has nine reportable segments consisting of Generation’s six power marketing reportable segments (Mid-Atlantic, Midwest, New England, New York, ERCOT and other regions in Generation), ComEd, PECO and BGE. See Note 17 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon’s reportable segments.

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

Executive Overview

Financial Results.    The following consolidated financial results reflect the results of Exelon for the three months ended March 31, 2014 compared to the same period in 2013. All amounts presented below are before the impact of income taxes, except as noted.

	Three Months Ended March 31,							Favorable (Unfavorable) Variance
	2014						2013
	Generation	ComEd	PECO	BGE	Other	Exelon	Exelon
Operating revenues	$4,390	$1,134	$993	$1,054	$(334)	$7,237	$6,082	$1,155
Purchased power and fuel	3,357	320	464	529	(330)	4,340	2,981	(1,359)

Revenue net of purchased power and fuel(a)	1,033	814	529	525	(4)	2,897	3,101	(204)

Other operating expenses
Operating and maintenance	1,087	326	280	188	(23)	1,858	1,764	(94)
Depreciation and amortization	211	173	58	108	14	564	543	(21)
Taxes other than income	105	77	42	60	9	293	277	(16)

Total other operating expenses	1,403	576	380	356	—	2,715	2,584	(131)
Equity in losses of unconsolidated affiliates	(19)	—	—	—	—	(19)	(9)	(10)

Operating income (loss)	(389)	238	149	169	(4)	163	508	(345)

Other income and (deductions)
Interest expense, net	(85)	(80)	(28)	(27)	(7)	(227)	(623)	396
Other, net	90	5	2	4	2	103	172	(69)

Total other income and (deductions)	5	(75)	(26)	(23)	(5)	(124)	(451)	327

Income (loss) before income taxes	(384)	163	123	146	(9)	39	57	(18)
Income taxes (benefit)	(199)	65	34	58	(12)	(54)	56	110

Net income (loss)	(185)	98	89	88	3	93	1	92
Net income attributable to noncontrolling interests, preferred security dividends and redemption and preference stock dividends	—	—	—	3	—	3	5	2

Net income (loss) attributable to common shareholders	$(185)	$98	$89	$85	$3	$90	$(4)	$94

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    Exelon’s net income attributable to common shareholders was $90 million for the three months ended March 31, 2014 as compared to a net loss attributable to common shareholders of $(4) million for the three months ended March 31, 2013, and diluted earnings per average common share were $ 0.10 for the three months ended March 31, 2014 as compared to $(0.01) for the three months ended March 31, 2013.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, decreased by $204 million for the three months ended March 31, 2014 as compared to the same period in 2013. The year-over-year decrease in operating revenue net of purchased power and fuel expense was primarily due to the following unfavorable factors:

•

Decrease in Generation’s electric revenue net of purchased power and fuel expense of $161 million primarily due to lower realized energy prices, higher procurement costs for replacement power, lower generation volume primarily due to an increase in outage days, and increased fossil fuel expense due to the extreme cold weather during the first quarter of 2014, partially offset by increased capacity prices related to the Reliability Pricing Model for the PJM Interconnection, LLC market; and

•	Increase in Generation’s mark-to-market losses from economic hedging activities of $327 million.

The year-over-year decrease in operating revenue net of purchased power and fuel expense was partially offset by the following favorable factors:

•	Decrease in Generation’s amortization expense for the acquired energy contracts recorded at fair value at the date of the merger with Constellation of $132 million;

•

Increase in BGE’s revenue net of purchased power and fuel expense of $71 million primarily due to the impact of the new electric and natural gas distribution rates charged to customers that became effective February 23, 2013 and December 13, 2013 in accordance with the MDPSC approved electric and natural gas distribution rate case order, and increased cost recovery for energy efficiency and demand response programs;

•	Increase in PECO’s revenue net of purchased power and fuel expense of $40 million primarily due to favorable weather conditions;

•

Increase in ComEd’s revenue net of purchased power expense of $36 million primarily due to increased distribution revenue due to increased costs and capital investment and higher allowed ROE pursuant to the performance-based rate formula; and

•	Increase in Generation’s net margin of $25 million on other activities, including proprietary trading, retail gas, energy efficiency, energy management and demand response, and upstream natural gas.

Operating and maintenance expense increased by $94 million for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to the following unfavorable factors:

•	Increase in storm costs of $98 million primarily at PECO and BGE; and

•	Increase in labor, contracting and materials costs of $18 million primarily due to increased maintenance costs at BGE due to the extreme cold temperatures during the first quarter of 2014.

The year-over-year increase in operating and maintenance expense was partially offset by the following favorable factors:

•

Decrease in uncollectible accounts expense of $19 million at ComEd resulting from the timing of regulatory cost recovery and customers purchasing electricity from competitive electric generation suppliers; and

•	Decreased merger and integration costs of $4 million at Generation.

Depreciation and amortization expense increased by $21 million primarily due to ongoing capital expenditures across the operating companies and higher costs for energy efficiency and demand response programs at BGE.

Equity in earnings of unconsolidated affiliates decreased by $10 million primarily due to lower net income from Generation’s equity investment in CENG in the first quarter of 2014 compared to the same period in 2013, partially offset by lower amortization of the basis difference of Generation’s ownership interest in CENG recorded at fair value at the date of the merger with Constellation.

Interest expense decreased primarily due to a decrease in interest expense at ComEd related to the remeasurement of Exelon’s like-kind exchange tax position in the first quarter of 2013.

Exelon’s effective income tax rates for the three months ended March 31, 2014 and 2013 were (138.5)% and 98.2%, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

For further detail regarding the financial results for the three months ended March 31, 2014, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.     Exelon’s adjusted (non-GAAP) operating earnings for the three months ended March 31, 2014 were $530 million, or $0.62 per diluted share, compared with adjusted (non-GAAP) operating earnings of $602 million, or $0.70 per diluted share, for the same period in 2013. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three months ended March 31, 2014 as compared to the same period in 2013:

	Three Months Ended March 31,
	2014		2013
(All amounts after tax: in millions, except per share amounts)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income (Loss) attributable to common shareholders	$90	$0.10	$(4)	$(0.01)
Mark-to-Market Impact of Economic Hedging Activities(a)	443	0.52	235	0.27
Unrealized Gains Related to NDT Fund Investments(b)	(8)	(0.01)	(35)	(0.04)
Merger and Integration Costs(c)	9	0.01	27	0.03
Amortization of Commodity Contract Intangibles(d)	31	0.04	117	0.14
Tax settlements(e)	(35)	(0.04)	—	—
Plant Retirements & Divestitures(f)	—	—	(13)	(0.02)
Amortization of the Fair Value of Certain Debt(g)	—	—	(3)	—
Nuclear Uprate Project Cancellation(h)	—	—	13	0.02
Remeasurement of Like-Kind Exchange Tax Position(i)	—	—	265	0.31

Adjusted (non-GAAP) Operating Earnings	$530	$0.62	$602	$0.70

(a)

Reflects the impact of losses for the three months ended March 31, 2014 and March 31, 2013 (net of taxes of $287 million and $150 million, respectively), on Generation’s economic hedging activities. See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(b)

Reflects the impact of unrealized gains for the three months ended March 31, 2014 and March 31, 2013 (net of taxes of $(18) million and $(68) million, respectively) on Generation’s NDT fund investments for Non-Regulatory Agreement Units. See Note 10 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(c)

Reflects certain costs incurred for the three months ended March 31, 2014 and March 31, 2013 (net of taxes of $6 million and $(6) million, respectively) associated with the Constellation merger and Constellation Energy Nuclear Group, LLC (CENG) transaction, including employee-related expenses (e.g. severance, retirement, relocation and retention bonuses) integration initiatives and certain pre-acquisition contingencies. See Note 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.

(d)

Reflects the non-cash impact for the three months ended March 31, 2014 and 2013 (net of taxes of $20 million and $75 million, respectively) of the amortization of intangible assets, net, related to commodity contracts recorded at fair value at the Constellation merger date.

(e)	Reflects the impact of a benefit related to the favorable settlement in 2014 of certain income tax positions on Constellation’s 2009-2012 tax returns (net of taxes of $18 million).
(f)

Reflects the impacts associated with the sale or retirement of generating stations for the three months ended March 31, 2013 (net of taxes of $5 million). See “Results of Operations — Generation” for additional detail related to the generating station retirements.

(g)

Reflects the non-cash amortization of certain debt for the three months ended March 31, 2013 (net of taxes of $2 million) recorded at fair value at the Constellation merger date which was retired in the second quarter of 2013. See Note 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.

(h)	Reflects the 2013 charge to earnings for the three months ended March 31, 2013 (net of taxes of $8 million) related to Generation’s cancellation of previously capitalized nuclear uprate projects.
(i)

Reflects a non-cash charge to earnings for the three months ended March 31, 2013 (net of taxes of $104 million) resulting from the first quarter 2013 remeasurement of a like-kind exchange tax position taken on ComEd’s 1999 sale of fossil generating assets. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.

As discussed above, Exelon has incurred and will continue to incur costs associated with the Constellation merger and CENG transaction including employee-related expenses (e.g. severance, retirement, relocation and retention bonuses), integration initiatives, and certain pre-acquisition contingencies.

For the three months ended March 31, 2014 and 2013, expense has been recognized for costs incurred to achieve the Constellation merger and CENG transaction as follows:

	Pre-tax Expense
	Three Months Ended March 31, 2014
Merger and Integration Costs:	Generation	ComEd	PECO	BGE		Exelon
Employee-Related(a)	$4	$—	$—	$—		$4
Other(b)	10	—	—	—		10

Total	$14	$—	$—	$—		$14

	Pre-tax Expense
	Three Months Ended March 31, 2013
Merger and Integration Costs:	Generation	ComEd	PECO	BGE		Exelon
Employee-Related(a)	$6	$—	$1	$—		$7
Other(b)	17	—	2	(6	)(c)	14

Total	$23	$—	$3	$(6)		$21

(a)

Costs primarily for employee severance, pension and OPEB expense and retention bonuses. ComEd established a regulatory asset of $1 million during the three months ended March 31, 2013. The majority of these costs are expected to be recovered over a five-year period. These costs are not included in the table above.

(b)

Costs to integrate CENG and Constellation processes and systems into Exelon and to terminate certain Constellation debt agreements. ComEd established a regulatory asset of $3 million during the three months ended March 31, 2013, for certain other merger and integration costs, which are not included in the table above. BGE established a regulatory asset of $2 million during the three months ended March 31, 2013 for certain other merger integration costs, which are not included in the table above.

(c)	BGE established a regulatory asset of $6 million at March 31, 2013 for certain 2012 other merger transaction costs as part of the 2013 electric and gas distribution rate case order.

As of March 31, 2014, Exelon projects incurring total additional Constellation merger and CENG transaction related expenses, primarily in 2014, of $65 million.

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

Exelon’s Strategy and Outlook for the remainder of 2014 and Beyond

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

Proposed Merger with Pepco Holdings, Inc. (Exelon)

On April 29, 2014, Exelon and Pepco Holdings, Inc. (PHI) signed an agreement and plan of merger to combine the two companies in an all cash transaction. The resulting company will retain the Exelon name and be headquartered in Chicago. Under the merger agreement, PHI’s shareholders will receive $27.25 of cash in exchange for each share of PHI common stock. Exelon intends to fund the all-cash transaction using a combination of approximately 50% debt and the remainder through issuance of equity (including mandatory convertibles) and up to $1 billion cash from non-core asset sales. In addition, Exelon signed a 364-day $7.2 billion senior unsecured bridge credit facility in place to support the contemplated transaction and provide flexibility for timing of permanent financing. In connection with the merger agreement, Exelon entered into a subscription agreement to purchase $90 million of nonvoting, nonconvertible and nontransferable preferred securities in PHI, with additional investments to be made of $18 million quarterly up to a maximum aggregate investment of $180 million.

The transaction must be approved by the shareholders of PHI. Completion of the transaction is also conditioned upon approval by the FERC, the District of Columbia Public Service Commission and several state commissions including Delaware Public Service Commission, MDPSC, the New Jersey Board of Public Utilities and the Virginia Department of Public Utilities. In addition, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), the transaction cannot be completed until Exelon has made required notifications and given certain information and materials to the Federal Trade Commission (FTC) and/or the Antitrust Division of the United States Department of Justice (DOJ) and until specified waiting period requirements have expired.

As part of the application for approval of the merger, Exelon and PHI have proposed a package of benefits to PHI utilities’ customers which results in a direct investment of more than $100 million. The Merger Agreement also provides for termination rights on behalf of both parties. Under certain circumstances, if the merger agreement is terminated, PHI may be required to pay Exelon a termination fee ranging from $259 million to $293 million plus certain expenses. If the merger agreement does not close due to a regulatory failure, Exelon may be required to pay PHI a termination fee equal to the nonvoting preferred securities (described above), by means of PHI redeeming the nonvoting preferred securities for no consideration. The companies anticipate closing the transaction in the first half of 2015. Refer to the Current Report on Form 8-K filed on April 30, 2014 for additional information on the merger transaction.

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

Subsidized Generation.    The rate of expansion of subsidized generation, including low-carbon generation such as wind and solar energy, in the markets in which Generation’s output is sold can negatively impact wholesale power prices, and in turn, Generation’s results of operations.

Various states have implemented or proposed legislation, regulations or other policies to subsidize new generation development which may result in artificially depressed wholesale energy and capacity prices. For example, the New Jersey legislature enacted in to law in January 2011, the Long Term Capacity Pilot Program Act (LCAPP). LCAPP provides eligible generators with 15-year fixed contracts for the sale of capacity in the PJM capacity market. Under LCAPP, the local utilities in New Jersey are required to pay (or receive) the difference between the price eligible generators receive in the capacity market and the price guaranteed under the 15-year contract. New Jersey ultimately selected three proposals to participate in LCAPP and build new generation in the state. In addition, on April 12, 2012, the MDPSC issued an order directing the Maryland electric utilities to enter into a 20-year contract for differences (CfD) with CPV Maryland, LLC (CPV), under which CPV will construct an approximately 700 MW combined cycle gas turbine in Waldorf, Maryland, that it projected will be in commercial operation by June 1, 2015. CPV has subsequently sought to extend that date. The CfD mandates that utilities (including BGE) pay (or receive) the difference between CPV’s contract price and the revenues it receives for capacity and energy from clearing the unit in the PJM capacity market.

Exelon and others filed a complaint in federal district court challenging the constitutionality and other aspects of the New Jersey legislation. Similarly, Exelon and others are also challenging the selection of the three generation developers in New Jersey state court proceedings and the MDPSC actions in Maryland state court. On October 25, 2013, the U.S. District Court in New Jersey issued a judgment order finding that the New Jersey legislation violates the Supremacy Clause of the United States Constitution and the New Jersey SOCA contract is unenforceable. Similarly, on October 24, 2013, the U.S. District Court in Maryland issued a judgment order finding that the MDPSC’s Order directing BGE and two other Maryland electric distribution companies to enter into a CfD violates the Supremacy Clause of the United States Constitution, as described in Note 4 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements. In addition, on October 1, 2013, a Maryland State Circuit Court upheld the MDPSC Orders as being within the MDPSC’s statutory authority under Maryland state law. This decision is separate from the judgment in the federal litigation that the MDPSC Order is unconstitutional and the CfD unenforceable under federal law. The federal judgment, if upheld, would prevent enforcement of the CfD even if the Circuit Court decision stands. The non-prevailing parties have sought appeals in federal appellate court in both the New Jersey and Maryland federal litigation. Finally, on October 23, 2013, the New Jersey state court dismissed the New Jersey state proceeding without prejudice, subject to the final outcome of the New Jersey federal litigation.

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

PJM’s capacity market rules include a MOPR, which is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. However, as described above, Exelon does not believe that the existing MOPR will work effectively with respect to generator developers who have a state-sponsored subsidy and has concerns with certain other aspects of PJM’s rules related to the capacity auction. Accordingly, Exelon continues to work with other market stakeholders and through the FERC process to implement several proposed changes to the PJM tariff aimed at ensuring that capacity resources (including those with state-sponsored subsidy contracts, excessive imported capacity resources, capacity market speculators and certain limited availability demand response resources) cannot inappropriately affect capacity auction prices in PJM.

See Note 4 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the Maryland Order.

Exelon remains active in advocating for competitive markets, while opposing policies that require taxpayers and/or consumers to subsidize or give preferential treatment to specific generation providers or technologies, or that would threaten the reliability and value of the integrated electricity grid.

Energy Demand.    The continued tepid economic environment and growing energy efficiency initiatives have limited the demand for electricity across each of the Exelon utility companies. ComEd, PECO and BGE are projecting load volumes to increase by 0.2%, 0.6% and 2.4%, respectively, in 2014 compared to 2013.

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

Exelon’s board of directors declared the first quarter 2014 dividend of $0.31 per share on Exelon’s common stock. The first quarter dividend was paid on March 10, 2014 to shareholders of record on February 14, 2014. All future quarterly dividends require approval by Exelon’s board of directors.

Exelon and Generation evaluate the economic viability of each of their generating units on an ongoing basis. Decisions regarding the future of economically challenged generating assets will be based primarily on the economics of continued operation of the individual plants. If Exelon and Generation do not see a path to sustainable profitability in any of their plants, Exelon and Generation will take steps to retire those plants to avoid sustained losses. Retirement of plants could materially affect Exelon’s and Generation’s results of operations, financial position, and cash flows through, among other things, potential impairment charges, accelerated depreciation and decommissioning expenses over the plants remaining useful lives, and ongoing reductions to operating revenues, operating and maintenance expenses, and capital expenditures.

Hedging Strategy

Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2014 and 2015. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. As of March 31, 2014, the percentage of expected generation hedged for the major reportable segments was 91%-94%, 64%-67% and 37%-40% for 2014, 2015, and 2016, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including Generation’s sales of energy to ComEd, PECO and BGE relating to their respective retail load obligations. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well.

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

Smart Meter and Smart Grid Initiatives.

ComEd’s Smart Meter and Smart Grid Investments.    ComEd plans to invest approximately $1.3 billion on smart meters and smart grid under EIMA, including $1.0 billion through the AMI Deployment Plan. The deployment plan provides for the installation of 4 million electric smart meters by the end of 2021. On March 13, 2014, ComEd filed a petition with the ICC for approval to accelerate the deployment of AMI Meters. If approved, the deployment plan would accelerate the projected completion of installation from 2021 to 2018. ComEd has requested that the ICC approve the proposed petition in the second quarter of 2014.

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

See Note 4 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the Smart Meter and Smart Grid Initiatives.

Generation Renewable Development.    On September 30, 2011, Exelon announced the completion of its acquisition of all of the interests in Antelope Valley, a 230-MW solar PV project under development in northern Los Angeles County, California, from First Solar, Inc., which is developing, building, operating, and maintaining the project. The first portion of the project began operations in December 2012, with six additional blocks coming online in 2013. Exelon has been informed by First Solar of issues relating to delays in the certification of certain components relating to the final two blocks of the project, which will delay commercial operation of these two blocks until the second quarter of 2014. The delay will not have a material financial effect on Exelon. Exelon expects the project to be in full commercial operation in the second quarter of 2014. The acquisition supports the Exelon commitment to renewable energy as part of Exelon 2020. The project has a 25-year PPA with Pacific Gas & Electric Company for the full output of the plant, which has been approved by the CPUC. Upon completion, the facility will add 230 MWs to Generation’s renewable generation fleet. Total capitalized costs for the facility are expected to be approximately $1.1 billion. Total capitalized costs incurred through March 31, 2014 were approximately $1.0 billion. In addition, Generation constructed and placed into service 400 MWs of additional wind generation in 2012 at a cost of $710 million and another 50 MW will be added to Generation’s wind portfolio in 2014 with the expansion of its Beebe project in Michigan, the output of which will be fully contracted under a 20-year PPA.

Nuclear Uprate Program.    Generation is engaged in individual projects as part of a planned power uprate program across its nuclear fleet. When economically viable, the projects take advantage of new production and measurement technologies, new materials and application of expertise gained from a half-century of nuclear power operations. Under the nuclear uprate program, Generation has placed into service projects representing 393 MWs of new nuclear generation at a cost of $1,020 million, which has been capitalized to property, plant and equipment on Exelon’s and Generation’s consolidated balance sheets. At March 31, 2014, Generation has capitalized $158 million to construction work in progress within property, plant and equipment for nuclear uprate projects expected to be placed in service by the end of 2016, consisting of 139 MWs of new nuclear generation, that are in the installation phase at two nuclear stations: Peach Bottom in Pennsylvania and Dresden in Illinois. The remaining spend associated with these projects is expected to be approximately $275 million through the end of 2016. Generation believes that it is probable that these projects will be completed. If a project is expected to not be completed as planned, previously capitalized costs will be reversed through earnings as a charge to operating and maintenance expense and interest.

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

Exposure to Worldwide Financial Markets.    Exelon has exposure to worldwide financial markets. The ongoing European debt crisis has contributed to the instability in global credit markets. Further disruptions in the European markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of March 31, 2014, approximately 29%, or $2.5 billion, of the Registrants’ aggregate total commitments were with European banks. The credit facilities include $8.4 billion in aggregate total commitments of which $5.8 billion was available as of March 31, 2014. There were no borrowings under the Registrants’ credit facilities as of March 31, 2014. See Note 8 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for additional information on the credit facilities.

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

In July 2011, the U.S. EPA published CSAPR and in June 2012, it issued final technical corrections. CSAPR requires 28 upwind states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in downwind states. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the U.S. EPA had exceeded its authority in certain material aspects with respect to CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. Until the U.S. EPA re-issues CSAPR, Exelon cannot determine the impacts of the rule, including any that would impact power prices. In June 2013, the U.S. Supreme Court granted the U.S. EPA’s petition to review the D.C. Circuit Court’s CSAPR decision. The Court’s order was appealed to the U.S. Supreme Court, and on April 29, 2014 the U.S. Supreme Court reversed the Appellate Court decision and upheld CSAPR, and remanded the case to the Appellate Court to resolve the remaining implementation issues.

On December 16, 2011, the U.S. EPA signed a final rule to reduce emissions of toxic air pollutants from power plants and signed revisions to the NSPS for electric generating units. The final rule, known as MATS, requires coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that owners of smaller, older, uncontrolled coal units will retire the units rather than make these investments. Coal units with existing controls that do not meet the MATS rule may need to upgrade existing controls or add new controls to comply. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. Numerous entities challenged MATS in the D.C. Circuit Court, and Exelon intervened in support of the rule. On April 15, 2014, the D.C. Circuit Court issued an opinion upholding MATS in its entirety.

The cumulative impact of these air regulations could be to require power plant operators to expend significant capital to install pollution control technologies, including wet flue gas desulfurization technology for SO2 and acid gases, and selective catalytic reduction technology for NOx. Generation, along with the other co-owners of Conemaugh Generating Station have improved the existing scrubbers and installed Selective Catalytic Reduction (SCR) controls to meet the requirements of MATS. In addition, Keystone already has SCR and Flue-gas desulfurization (FGD) controls in place.

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

Water Quality.    Section 316(b) of the Clean Water Act requires that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. On March 28, 2011, the U.S. EPA issued a proposed rule, and is required under a Settlement Agreement to issue a final rule by November 4, 2013; on October 30, 2013 the U.S. EPA invoked the force majeure provision of the Settlement Agreement to extend the final rule deadline until November 20, 2013 due to the early October 2013 federal government shutdown. The U.S. EPA and plaintiffs have stated that the deadline will be extended again to May 16, 2014. The proposed rule does not require closed cycle cooling (e.g., cooling towers) as the best technology available, and also provides some flexibility in the use of cost-benefit considerations and site-specific factors. The proposed rule affords the state permitting agency wide discretion to determine the best technology available, which, depending on the site characteristics, could include closed cycle cooling, advanced screen technology at the intake, or retention of the current technology.

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

Hazardous and Solid Waste.    Under proposed U.S. EPA rules issued on June 21, 2010, coal combustion residuals (CCR) would be regulated for the first time under the RCRA. The U.S. EPA is considering several options, including classification of CCR either as a hazardous or non-hazardous waste, under RCRA. Under either option, the U.S. EPA’s intention is the ultimate elimination of surface impoundments as a waste treatment process. For plants affected by the proposed rules, this would result in significant capital expenditures and variable operating and maintenance expenditures to convert to dry handling and disposal systems and installation of new waste water treatment facilities. Generation’s plants that would be affected by the proposed rules are the Keystone and Conemaugh generating stations in Pennsylvania, which have on-site landfills that meet the requirements of Pennsylvania solid waste regulations for non-hazardous waste disposal. However, until the final rule is adopted, the impact on these facilities is unknown. The U.S. EPA has entered into a Consent Decree which requires that a final rule be issued by December 19, 2014.

See Note 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters, including the impact of environmental regulation.

Other Regulatory and Legislative Actions

Japan Earthquake and Tsunami and the Industry’s Response.    On March 11, 2011, Japan experienced a 9.0 magnitude earthquake and ensuing tsunami that seriously damaged the nuclear units at the Fukushima Daiichi Nuclear Power Station, which are operated by Tokyo Electric Power Co.

In July 2011, an NRC Task Force formed in the aftermath of the Fukushima Daiichi events issued a report of its review of the accident, including recommendations for future regulatory action by the NRC to be taken in the near and longer term. The Task Force’s report concluded that nuclear reactors in the United States are operating safely and do not present an imminent risk to public health and safety. The NRC and its staff have issued orders and implementation guidance for commercial reactor licensees operating in the United States. The NRC and its staff are continuing to evaluate additional requirements. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Overview of the Exelon 2013 Form 10-K, for additional information.

Financial Reform Legislation.    The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in July 2010. Although the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for a new regulatory regime for over-the-counter swaps (Swaps), including mandatory clearing for certain categories of Swaps, incentives to shift swap activity to exchange trading, margin and capital requirements, and other obligations designed to promote transparency. The Dodd-Frank Act, however, also preserves the ability of end users in the energy industry to hedge their risks without being subject to mandatory clearing. Exelon is conducting its commercial business in a manner that does not require registration as a swap dealer or major swap participant. There are additional rulemakings that have not yet been issued, however, including the capital and margin rules, which will potentially have an impact on the Registrants’ business. Depending on the substance of these final rules, the Registrants could be subject to additional new obligations.

In particular, the proposed regulations addressing collateral and capital requirements and exchange margin cash postings, when final, could require Generation to have increased collateral requirements or cash postings. Exelon had previously estimated that it could be required to make up to $1 billion of additional collateral postings under its bilateral credit lines.

Nonetheless, given that Generation is not a swap dealer or major swap participant and the majority of its wholesale portfolio is not comprised of Swaps, the actual amount of additional collateral postings that might be required as a direct result of Dodd-Frank could be lower than Exelon’s previous expectations. The actual level of collateral required at any time will depend also on many other factors, including but not limited to market conditions, the extent of its trading activity in Swaps, and Generation’s credit ratings. In addition, there will be minimal incremental costs associated with Generation’s positions that are currently cleared and subject to exchange margin. Finally, as an end-user, Generation will not be subject to any of the proposed capital requirements that will apply to swap dealers and major swap participants.

Nonetheless, to the extent collateral costs increase as a result of the Dodd-Frank Act, Generation has adequate credit facilities and flexibility in its hedging program to meet any increase, including an increase of $1 billion.

Exelon and Generation continue to monitor the rulemaking procedures and cannot predict the ultimate outcome that the financial reform legislation will have on their results of operations, cash flows or financial position.

ComEd, PECO and BGE could also be subject to some additional Dodd-Frank Act requirements to the extent they were ever to enter into Swap transactions. However, at this time, management of ComEd, PECO and BGE continue to expect that their companies will not be materially affected by this legislation.

Energy Infrastructure Modernization Act.    Since 2011, ComEd’s distribution rates are established through a performance-based rate formula, pursuant to EIMA. EIMA provides a structure for substantial capital investment by utilities over a ten-year period to modernize Illinois’ electric utility infrastructure. Participating utilities are required to file an annual update to the performance-based formula rate tariff on or before May 1, with resulting rates effective in January of the following year. This annual formula rate update is based on prior year actual costs and current year projected capital additions. The update also reconciles any differences between the revenue requirement(s) in effect for the prior year and actual costs incurred for that year. Throughout each year, ComEd records regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement(s) in effect and ComEd’s best estimate of the revenue requirement expected to be approved by the ICC for that year’s reconciliation.

Formula Rate Tariff and Annual Reconciliation.    On April 16, 2014, ComEd filed its annual distribution formula rate update with the ICC. The filing establishes the revenue requirement used to set the rates that will take effect in January 2015 after the ICC’s review and approval, which is due by December 2014. The revenue requirement requested is based on 2013 actual costs plus projected 2014 capital additions as well as an annual reconciliation of the revenue requirement in effect in 2013 to the actual costs incurred that year. ComEd requested a total increase to the net revenue requirement of $275 million, reflecting an increase of $177 million for the initial revenue requirement for 2014 and an increase of $98 million related to the annual reconciliation for 2013. The initial revenue requirement for 2014 provides for a weighted average debt and equity return on distribution rate base of 7.06% inclusive of an allowed return on common equity of 9.25%, reflecting the average rate on 30-year treasury notes plus 580 basis points. The annual reconciliation for 2013 provided for a weighted average debt and equity return on distribution rate base of 7.04% inclusive of an allowed return on common equity of 9.20%, reflecting the average rate on 30-year treasury notes plus 580 basis points less a performance metrics penalty of 5 basis points.

The Maryland Strategic Infrastructure Development and Enhancement Program.    In February 2013, the Maryland General Assembly passed legislation intended to accelerate gas infrastructure replacements in Maryland by establishing a mechanism for gas companies to promptly recover reasonable and prudent costs of eligible infrastructure replacement projects separate from base rate proceedings. Under the new law, following a proceeding before the MDPSC and with the MDPSC’s approval of the eligible infrastructure replacement projects along with a corresponding surcharge, BGE could begin charging gas customers a monthly surcharge for infrastructure costs incurred after June 1, 2013. On August 2, 2013, BGE filed its infrastructure replacement plan and associated surcharge. On March 26, 2014, the MDPSC approved as filed BGE’s proposed 2014 project list, tariff and associated surcharge amounts, with a surcharges becoming effective April 1, 2014. See Note 4 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Employees

IBEW Local 15’s collective bargaining agreements (CBAs) were set to expire in 2013 but were extended by agreement to February 28, 2014. A tentative agreement was reached prior to the expiration and on March 31, 2014, two CBA’s with IBEW Local 15 (which represents approximately 5,250 of Exelon’s employees) were ratified. The CBA’s, one with ComEd and BSC and the other with Generation, extend through September 30, 2019 and April  30, 2019, respectively.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s combined 2013 Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, purchase accounting, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At March 31, 2014, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2013.

Results of Operations

Net Income (Loss) on Common Stock by Registrant

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2014	2013
Exelon	$90	$(4)	$94
Generation	(185)	(18)	(167)
ComEd	98	(81)	179
PECO	89	121	(32)
BGE	85	77	8

Results of Operations — Generation

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2014	2013
Operating revenues	$4,390	$3,533	$857
Purchased power and fuel	3,357	2,169	(1,188)

Revenue net of purchased power and fuel(a)	1,033	1,364	(331)
Operating other expenses
Operating and maintenance	1,087	1,112	25
Depreciation and amortization	211	214	3
Taxes other than income	105	93	(12)

Total other operating expenses	1,403	1,419	16

Equity in losses of unconsolidated affiliates	(19)	(9)	(10)
Operating loss	(389)	(64)	(325)

Other income and deductions
Interest expense	(85)	(82)	(3)
Other, net	90	128	(38)

Total other income and deductions	5	46	(41)

Loss before income taxes	(384)	(18)	(366)
Income tax benefits	(199)	(1)	198

Net loss	(185)	(17)	(168)
Net loss attributable to noncontrolling interests	—	1	1

Net loss attributable to membership interest	$(185)	$(18)	$(167)

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

Net Loss Attributable to Membership Interest

Generation’s net loss attributable to membership interest for the three months ended March 31, 2014 increased compared to the same period in 2013 primarily due to lower revenue, net of purchased power and fuel and higher equity in losses of unconsolidated affiliates; partially offset by lower operating and maintenance expense and increased income tax benefits. The decrease in revenue, net of purchased power and fuel was primarily due to lower realized energy prices, higher procurement costs for replacement power, lower generation volume primarily due to an increase in outage days, and increased fossil fuel expense due to the extreme cold weather during the first quarter of 2014, partially offset by increased capacity pricing. The decrease in operating and maintenance expense was largely due to 2013 costs associated with the cancellation of previously capitalized nuclear uprate projects.

Revenue Net of Purchased Power and Fuel

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

•

Midwest represents operations in the western half of PJM, which includes portions of Illinois, Indiana, Ohio, Michigan, Kentucky and Tennessee, and the entire United States footprint of MISO excluding MISO’s Southern Region, which covers all or most of North Dakota, South Dakota, Nebraska, Minnesota, Iowa, Wisconsin, the remaining parts of Illinois, Indiana, Michigan and Ohio not covered by PJM, and parts of Montana, Missouri and Kentucky.

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

For the three months ended March 31, 2014 and 2013, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended March 31,		Variance	% Change
	2014	2013
Mid-Atlantic(a)	$695	$844	$(149)	(17.7)%
Midwest(b)	556	717	(161)	(22.5)%
New England	136	30	106	n.m.
New York	(21)	(22)	1	(4.5)%
ERCOT	83	101	(18)	(17.8)%
Other Regions(c)	105	45	60	133.3%

Total electric revenue net of purchased power and fuel	1,554	1,715	(161)	(9.4)%
Proprietary trading	14	9	5	55.6%
Mark-to-market losses	(730)	(403)	(327)	81.1%
Other(d)	195	43	152	n.m.

Total revenue net of purchased power and fuel	$1,033	$1,364	$(331)	(24.3)%

(a)	Results of transactions with PECO and BGE are included in the Mid-Atlantic region.
(b)	Results of transactions with ComEd are included in the Midwest region.
(c)	Other Regions includes South, West and Canada, which are not considered individually significant.
(d)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the merger date of $42 million and $174 million, for the three months ended March 31, 2014 and 2013, respectively.

Generation’s supply sources by region are summarized below:

	Three Months Ended March 31,		Variance	% Change
Supply source in GWh	2014	2013
Nuclear generation(a)
Mid-Atlantic	12,136	12,762	(626)	(4.9)%
Midwest	23,125	23,269	(144)	(0.6)%

Total Nuclear Generation	35,261	36,031	(770)	(2.1)%
Fossil and Renewables(a)
Mid-Atlantic(a)	3,207	3,160	47	1.5%
Midwest	417	581	(164)	(28.2)%
New England	1,734	2,392	(658)	(27.5)%
New York	1	—	1	n.m.
ERCOT	1,656	733	923	125.9%
Other Regions(c)	1,630	2,254	(624)	(27.7)%

Total Fossil and Renewables	8,645	9,120	(475)	(5.2)%
Purchased power
Mid-Atlantic(b)	3,233	3,233	—	0.0%
Midwest	711	1,700	(989)	(58.2)%
New England	2,070	1,507	563	37.4%
New York(b)	2,857	3,511	(654)	(18.6)%
ERCOT	3,440	4,199	(759)	(18.1)%
Other Regions(c)	3,355	3,703	(348)	(9.4)%

Total Purchased Power	15,666	17,853	(2,187)	(12.3)%
Total supply/sales by region(d)
Mid-Atlantic(e)	18,576	19,155	(579)	(3.0)%
Midwest(f)	24,253	25,550	(1,297)	(5.1)%
New England	3,804	3,899	(95)	(2.4)%
New York	2,858	3,511	(653)	(18.6)%
ERCOT	5,096	4,932	164	3.3%
Other Regions(c)	4,985	5,957	(972)	(16.3)%

Total supply/sales by region	59,572	63,004	(3,432)	(5.4)%

(a)

Includes the proportionate share of output where Generation has an undivided ownership interest in jointly owned generating plants and does not include ownership through equity method investments (e.g., CENG).

(b)

Purchased power for the three months ended March 31, 2014 includes physical volumes of 2,489 GWh in the Mid-Atlantic and 2,857 GWh in New York as a result of the PPA with CENG. Purchased power for the three months ended March 31, 2013 includes physical volumes of 2,588 GWh in the Mid-Atlantic and 3,213 GWh in New York as a result of the PPA with CENG.

(c)	Other Regions includes South, West and Canada, which are not considered individually significant.
(d)	Excludes physical proprietary trading volumes of 2,494 GWh and 1,572 GWh for the three months ended March 31, 2014 and 2013, respectively.
(e)

Includes sales to PECO through the competitive procurement process of 1,107 GWh and 1,921 GWh for the three months ended March 31, 2014 and 2013, respectively. Sales to BGE of 1,490 GWh and 1,535 GWh were included for the three months ended March 31, 2014 and 2013, respectively.

(f)	Includes sales to ComEd under the RFP of 2,884 GWh and 0 GWh for the three months ended March 31, 2014 and 2013, respectively.

Mid-Atlantic

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    The $149 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to lower realized energy prices, higher procurement costs for replacement power, lower generation volume, and an increase in generation fuel prices, partially offset by increased capacity revenue.

Midwest

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    The $161 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to lower realized energy prices, lower generation volume, partially offset by increased capacity revenue.

New England

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    The $106 million increase in revenue net of purchased power and fuel expense in New England was driven by higher realized energy prices and favourable impacts from the restructuring of a fuel supply contract, partially offset by lower generation volume.

New York

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    The $1 million increase in revenue net of purchased power and fuel expense in New York was driven by higher realized energy prices.

ERCOT

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    The $18 million decrease in revenue net of purchased power and fuel expense in ERCOT was primarily due to increased generation fuel costs and the termination of an energy supply contract with a retail power supply company that was previously a consolidated variable interest entity. As a result of the termination, Generation no longer has a variable interest in the retail supply company and ceased consolidation of the entity during the third quarter of 2013. The decreases were partially offset by higher realized energy prices and higher generation volume.

Other Regions

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    The $60 million increase in revenue net of purchased power and fuel expense in Other Regions was primarily due to higher realized energy prices partially offset by lower generation volume.

Mark-to-market

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market losses on economic hedging activities were $730 million for the three months ended March 31, 2014 compared to losses of $403 million for the three months ended March 31, 2013. See Notes 6 and 7 of the Combined Notes to Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.    The $152 million increase in other revenue net of purchased power and fuel was primarily driven by the reduction of amortization of the acquired energy contracts recorded at fair value at the merger date. In addition, the increase is also attributable to results from activities not allocated to a region such as wholesale gas, energy efficiency, and upstream natural gas.

Nuclear Fleet Capacity Factor and Production Costs.    The following table presents nuclear fleet operating data for the three months ended March 31, 2014 as compared to 2013, for the Generation-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2014	2013
Nuclear fleet capacity factor(a)	94.1%	96.4%
Nuclear fleet production cost per MWh(a)	$20.71	$19.67

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC, and CENG’s nuclear facilities, which are operated by CENG. Reflects ownership percentage of stations operated by Exelon.

The nuclear fleet capacity factor, which excludes Salem, decreased primarily due to a higher number of unplanned outage days and planned refueling outage days, which resulted in lower generation, during the three months ended March 31, 2014 compared to the same period in 2013. For the three months ended March 31, 2014 and 2013, unplanned outage days totaled 20 and 6, respectively, and planned refueling outage days totaled 52 and 49, respectively. Lower generation, higher fuel costs and higher plant operating and maintenance costs resulted in a higher production cost per MWh for the three months ended March 31, 2014 as compared to the same period in 2013.

Operating and Maintenance

The change in operating and maintenance expense for the three months ended March 31, 2014 compared to the same period in 2013, consisted of the following:

Increase (Decrease)
Nuclear uprate project cancellation(a)	$(21)
Pension and non-pension postretirement benefits expense	(9)
Constellation merger and integration costs	(6)
Labor, other benefits, contracting and materials	(5)
Nuclear refueling outage costs, including the co-owned Salem plant(b)	14
Other	2

Decrease in operating and maintenance expense	$(25)

(a)	Reflects the impact of the 2013 cancellation of previously capitalized nuclear uprate projects.
(b)	Reflects the impact of increased planned refueling outage days in 2014.

Depreciation and Amortization

The decrease in depreciation and amortization expense for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to lower asset retirement cost amortization, partially offset by increased ongoing capital expenditures.

Taxes Other Than Income

The increase in taxes other than income for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to an increase in payroll taxes.

Equity in Losses of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates increased by $10 million primarily due to lower net income from Generation’s equity investment in CENG in the first quarter of 2014 compared to the same period in 2013 partially offset by lower amortization of the basis difference of Generation’s ownership interest in CENG recorded at fair value at the merger date.

Interest Expense

The increase in interest expense for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to higher outstanding debt in 2014, partially offset by a benefit recorded in 2014 related to the favorable settlement of certain income tax positions on Constellation’s 2009-2012 tax returns.

Other, Net

Other, net primarily reflects the change in the realized and unrealized gains and losses related to the NDT funds of its Non-Regulatory Agreement Units for the three months ended March 31, 2014 compared to the same period in 2013 as described in the table below. Other, net also reflects $20 million of income in 2014 compared to $43 million of income in 2013 related to the contractual elimination of income tax expenses in March 31, 2014 and 2013, respectively, associated with the NDT funds of the Regulatory Agreement Units.

The following table provides unrealized and realized gains on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net unrealized gains on decommissioning trust funds	$13	$64
Net realized gains on sale of decommissioning trust funds	13	2

Effective Income Tax Rate

The effective income tax rate was 51.8% for the three months ended March 31, 2014 compared to 5.6% for the same period during 2013. See Note 9 of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

Results of Operations — ComEd

	Three Months Ended Ended March 31,		Favorable (Unfavorable) Variance
	2014	2013
Operating revenues	$1,134	$1,160	$(26)
Purchased power expense	320	382	62

Revenue net of purchased power expense(a)	814	778	36

Other operating expenses
Operating and maintenance	326	328	2
Depreciation and amortization	173	167	(6)
Taxes other than income	77	74	(3)

Total other operating expenses	576	569	(7)

Operating income	238	209	29

Other income and deductions
Interest expense, net	(80)	(353)	273
Other, net	5	5	—

Total other income and deductions	(75)	(348)	273

Income (loss) before income taxes	163	(139)	302
Income taxes (benefits)	65	(58)	(123)

Net income (loss)	$98	$(81)	$179

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

Net Income (Loss)

The change in ComEd’s net income for the three months ended March 31, 2014 as compared to the net loss for the three months ended March 31, 2013 was primarily due to the interest expense and related income tax effects of the remeasurement of Exelon’s like-kind exchange tax position in the first quarter of 2013. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information on the like-kind exchange tax position.

Operating Revenue Net of Purchased Power Expense

There are certain drivers of revenue that are fully offset by their impact on purchased power expense, such as commodity procurement costs and participation in customer choice programs. ComEd is permitted to recover electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on electric revenue net of purchased power expense. See Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for additional information on ComEd’s electricity procurement process.

All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. Customer choice programs do not impact ComEd’s volume of deliveries, but do affect ComEd’s operating revenue related to supplied energy, which is fully offset in purchased power expense. Therefore, customer choice programs have no impact on revenue net of purchased power expense.

The number of retail customers participating in customer choice programs was 2,655,909 and 2,589,931 at March 31, 2014, and 2013, respectively, representing 69% and 67% of total retail customers, respectively. Retail energy purchased from competitive electric generation suppliers represented 80% and 75% of ComEd’s retail kWh sales at March 31, 2014, and 2013, respectively.

The changes in ComEd’s electric revenue net of purchased power expense for the three months ended March 31, 2014, compared to the same period in 2013 consisted of the following:

Increase (Decrease)
Weather	$15
Volume	6
Electric distribution revenue	40
Regulatory required programs	10
Uncollectible accounts recovery, net	(19)
Pricing and customer mix	(11)
Other	(5)

Increase in revenue net of purchased power	$36

Weather.    The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage. Conversely, mild weather reduces demand. For the three months ended March 31, 2014, favorable weather conditions contributed to the increase in revenue net of purchased power expense compared to the same period in 2013.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory with cooling degree days generally having a more significant impact to ComEd, particularly during the summer months. The changes in heating and cooling degree days in ComEd’s service territory for the three months ended March 31, 2014, and 2013, consisted of the following:

	2014	2013	Normal	% Change
				From 2013	From Normal
Heating Degree-Days	3,874	3,259	3,164	18.9%	22.4%
Cooling Degree-Days	—	—	—	n/a	n/a

Volume.    Revenue net of purchased power expense increased as a result of higher delivery volume, exclusive of the effects of weather, reflecting increased average usage per customer for the three months ended March 31, 2014, as compared to the same period in 2013.

Electric Distribution Revenue.    EIMA provides for a performance-based rate formula, which requires an annual reconciliation of the revenue requirement in effect to the costs that the ICC determines are prudently and reasonably incurred in a given year. Distribution revenue varies from year to year based on fluctuations in the underlying costs, investments being recovered and other billing determinants. During the three months ended March 31, 2014, ComEd recorded increased revenue net of purchased power expense of $40 million due to increased costs and capital investments and higher allowed ROE pursuant the rate formula. See Note 4 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s rate formula pursuant to EIMA.

Regulatory Required Programs.    Revenue related to regulatory required programs represents the recoveries from customers for costs of various legislative and regulatory programs on a full and current basis through approved regulated rates. Programs include ComEd’s energy efficiency and demand response and purchased power administrative costs. An equal and offsetting amount has been reflected in operating and maintenance expense during the periods presented.

Uncollectible Accounts Recovery, Net.    Represents recoveries under ComEd’s uncollectible accounts tariff. Refer to the operating and maintenance expense discussion below for additional information on this tariff.

Pricing and Customer Mix.    The decrease in revenue net of purchased power as a result of pricing and customer mix is primarily attributable to lower overall effective rates due to increased usage across all major customer classes and changes in customer mix for the three months ended March 31, 2014, as compared to the same period in 2013.

Other.    Other revenue, which can vary period to period, includes rental revenue, revenue related to late payment charges, revenue from other utilities for mutual assistance programs, and recoveries of environmental costs associated with MGP sites. Other revenue was lower during the three months ended March 31, 2014, compared to 2013, primarily due to decreased environmental costs associated with MGP sites, for which an equal and offsetting amount is reflected in depreciation and amortization expense during the periods presented.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
Operating and maintenance expense — baseline	$278	$290	$(12)
Operating and maintenance expense — regulatory required programs(a)	48	38	10

Total operating and maintenance expense	$326	$328	$(2)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through ComEd’s performance-based rate formula. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2014, compared to the same period in 2013, consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$7
Pension and non-pension postretirement benefits expense	(12)
Storm-related costs	4
Uncollectible accounts expense — provision(a)	1
Uncollectible accounts expense — recovery, net(a)	(20)
Other	8

(12)
Regulatory required programs
Energy efficiency and demand response programs	10

10

Decrease in operating and maintenance expense	$(2)

(a)

ComEd is allowed to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. In 2014, ComEd recorded a net reduction in operating and maintenance expense related to uncollectible accounts due to the timing of regulatory cost recovery and customers purchasing electricity from competitive electric generation suppliers as a result of municipal aggregation. An equal and offsetting reduction has been recognized in operating revenues for the periods presented.

Depreciation and Amortization

Depreciation and amortization expense increased during the three months ended March 31, 2014, compared to the same period in 2013 primarily due to ongoing capital expenditures, partially offset by decreased regulatory asset amortization related to MGP remediation expenditures. An equal and offsetting amount for the amortization expense related to the MGP remediation expenditures is reflected in operating revenues during the periods presented.

Taxes Other Than Income

Taxes other than income, which can vary period to period, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income increased during the three months ended March 31, 2014, compared to the same period in 2013.

Interest Expense, Net

The changes in interest expense, net for the three months ended March 31, 2014, compared to the same period in 2013, consisted of the following:

Increase (Decrease)
Interest expense related to uncertain tax positions(a)	$(275)
Interest expense on debt (including financing trusts)	2

Decrease in interest expense, net	$(273)

(a)

Primarily reflects the remeasurement of Exelon’s like-kind exchange tax position in the first quarter of 2013. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.

Effective Income Tax Rate

The effective income tax rate was 39.9% for the three months ended March 31, 2014, compared to 41.7% for the same period during 2013. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather- Normal % Change
Retail Deliveries to customers (in GWhs)	2014	2013
Retail Deliveries(a)
Residential	7,411	6,876	7.8%	1.8%
Small commercial & industrial	8,331	7,873	5.8%	2.2%
Large commercial & industrial	7,095	6,840	3.7%	1.2%
Public authorities & electric railroads	397	373	6.4%	2.6%

Total Retail Deliveries	23,234	21,962	5.8%	1.8%

	As of March 31,
Number of Electric Customers	2014	2013
Residential	3,488,204	3,470,659
Small commercial & industrial	367,282	366,284
Large commercial & industrial	2,028	2,001
Public authorities & electric railroads	4,852	4,802

Total	3,862,366	3,843,746

	Three Months Ended March 31,		% Change
Electric Revenue	2014	2013
Retail Sales(a)
Residential	$508	$584	(13.0)%
Small commercial & industrial	344	308	11.7%
Large commercial & industrial	115	102	12.7%
Public authorities & electric railroads	13	12	8.3%

Total Retail Sales	980	1,006	(2.6)%

Other Revenue(b)	154	154	0.0%

Total Electric Revenues	$1,134	$1,160	(2.2)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from ComEd and customers purchasing electricity from a competitive electric generation supplier, as all customers are assessed delivery charges. For customers purchasing electricity from ComEd, revenue also reflects the cost of energy and transmission.

(b)

Other revenue primarily includes transmission revenue from PJM. Other items include rental revenue, revenues related to late payment charges, revenues from other utilities for mutual assistance programs and recoveries of environmental remediation costs associated with MGP sites.

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2014	2013
Operating revenues	$993	$895	$98
Purchased power and fuel	464	406	(58)

Revenues net of purchased power and fuel(a)	529	489	40

Other operating expenses
Operating and maintenance	280	188	(92)
Depreciation and amortization	58	57	(1)
Taxes other than income	42	41	(1)

Total other operating expenses	380	286	(94)

Operating income	149	203	(54)

Other income and (deductions)
Interest expense, net	(28)	(29)	1
Other, net	2	3	(1)

Total other income (deductions)	(26)	(26)	—

Income before income taxes	123	177	(54)
Income taxes	34	55	21

Net income	89	122	(33)
Preferred security dividends	—	1	1

Net income attributable to common shareholder	$89	$121	$(32)

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

Net Income Attributable to Common Shareholder

The decrease in net income attributable to common shareholder was driven primarily by higher operating and maintenance expense, partially offset by higher operating revenues net of purchased power and fuel expense. The increase in operating and maintenance cost was attributable to increased storm costs from the February 5, 2014 ice storm. The increase in revenue net of purchased power and fuel expense was primarily the result of favorable weather.

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

Electric and gas revenues and purchased power and fuel expense are also affected by fluctuations in participation in the customer choice program. All PECO customers have the choice to purchase electricity and gas from competitive electric generation and natural gas suppliers, respectively. The customers’ choice of suppliers does not impact the volume of deliveries, but affects revenues collected from customers related to supplied electricity and natural gas service. Customer choice program activity has no impact on electric and gas revenues net of purchased power and fuel expense. The number of retail customers purchasing electricity from a competitive electric generation supplier was 545,000 and 517,000 at March 31, 2014 and 2013, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 68% and 65% of PECO’s retail kWh sales for the three months ended March 31, 2014 and 2013, respectively. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 72,600 and 56,700 at March 31, 2014 and 2013, respectively. Retail deliveries purchased from competitive natural gas suppliers represented 21% and 18% of PECO’s retail mmcf sales for the three months ended March 31, 2014 and 2013, respectively.

The changes in PECO’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2014 compared to the same period in 2013, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$19	$15	$34
Volume	5	1	6
Pricing	(4)	(3)	(7)
Regulatory required programs	8	(1)	7

Total increase	$28	$12	$40

Weather.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. Operating revenues net of purchased power and fuel expense were higher due to the impact of favorable weather conditions during 2014 in PECO’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three months ended March 31, 2014 compared to the same period in 2013 consisted of the following:

	2014	2013	Normal	% Change
Heating and Cooling Degree-Days				From 2013	From Normal
Heating Degree-Days	2,844	2,440	2,476	16.6%	14.9%
Cooling Degree-Days	—	—	—	n/a	n/a

Volume.    The increase in electric revenue net of purchased power expense related to delivery volume, exclusive of the effects of weather, primarily reflects the impact of moderate economic and customer growth and a shift in the volume profile across classes from lower priced classes to higher priced classes, partially offset by energy efficiency initiatives on customer usages.

Pricing.    The decrease in electric operating revenue net of purchased power expense and in gas operating revenue net of fuel expense as a result of pricing is primarily attributable to lower overall effective rates due to increased usage across all major customer classes.

Regulatory Required Programs.    This represents the change in operating revenue collected under approved riders to recover costs incurred for regulatory programs such as smart meter, energy efficiency and the GSA. The riders are designed to provide full and current cost recovery as well as a return. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and income taxes. Refer to the operating and maintenance expense discussion below for additional information on included programs.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
Operating and Maintenance Expense — Baseline	$259	$174	$85
Operating and Maintenance Expense — Regulatory Required Programs(a)	21	14	7

Total Operating and Maintenance Expense	$280	$188	$92

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2014 compared to the same period in 2013, consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(1)
Storm-related costs	79 (a)
Pension and non-pension postretirement benefits expense	2
Constellation merger and integration costs	(3)
Uncollectable Accounts Expense	9
Other	(1)

85
Regulatory Required Programs
Smart Meter	3
Energy Efficiency	4

7

Increase in operating and maintenance expense	$92

(a)	Total storm-related costs include approximately $66 million of incremental storm costs incurred from the February 5, 2014 ice storm and other winter storms during Q1 2014.

Depreciation and Amortization

The change in depreciation and amortization expense for the three months ended March 31, 2014 compared to the same period in 2013 remained relatively constant.

Taxes Other Than Income

The change in taxes other than income for the three months ended March 31, 2014 compared to the same period in 2013 consisted of the following:

Increase (Decrease) Three Months Ended 2014 vs. 2013
GRT expense	$2
Sales and use tax	(2)
Real estate/property taxes	1

Increase in taxes other than income	$1

Interest Expense, Net

The change in interest expense, net for the three months ended March 31, 2014 compared to the same period in 2013 remained relatively constant.

Other, Net

Other, net for the three months ended March 31, 2014 remained relatively constant compared to the same period in 2013.

Effective Income Tax Rate

PECO’s effective income tax rate was 27.6% for the three months ended March 31, 2014 as compared to 31.1% for the same period during 2013. See Note 9 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.
PECO Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to customers (in GWhs)	2014	2013
Retail Deliveries(a)
Residential	3,848	3,465	11.1%	1.4%
Small commercial & industrial	2,055	2,009	2.3%	(0.5)%
Large commercial & industrial	3,777	3,646	3.6%	2.1%
Public authorities & electric railroads	259	255	1.7%	1.7%

Total Retail Deliveries	9,939	9,375	6.0%	1.3%

	As of March 31,
Number of Electric Customers	2014	2013
Residential	1,428,798	1,423,333
Small commercial & industrial	149,285	148,749
Large commercial & industrial	3,114	3,117
Public authorities & electric railroads	9,671	9,657

Total	1,590,868	1,584,856

	Three Months Ended March 31,		% Change
Electric Revenue	2014	2013
Retail Sales(a)
Residential	$444	$395	12.4%
Small commercial & industrial	111	106	4.7%
Large commercial & industrial	63	58	8.6%
Public authorities & electric railroads	8	8	0.0%

Total Retail Sales	626	567	10.4%

Other Revenue(b)	52	56	(7.1)%

Total Electric Revenues	$678	$623	8.8%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenues.

PECO Gas Sales Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Deliveries to customers (in mmcf)	2014	2013
Retail Deliveries
Retail sales(a)	33,170	28,438	16.6%	0.7%
Transportation and other	8,369	8,883	(5.8)%	(7.0)%

Total Gas Deliveries	41,539	37,321	11.3%	(2.7)%

	As of March 31,
Number of Gas Customers	2014	2013
Residential	459,627	455,979
Commercial & industrial	42,385	41,972

Total Retail	502,012	497,951
Transportation	898	904

Total	502,910	498,855

	Three Months Ended March 31,		% Change
Gas revenue	2014	2013
Retail Sales
Retail sales	$302	$260	16.2%
Transportation and other	13	12	8.3%

Total Gas Revenue	$315	$272	15.8%

(a)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. For customers purchasing natural gas from PECO, revenue also reflects the cost of natural gas.

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2014	2013
Operating revenues	$1,054	$880	$174
Purchased power and fuel expense	529	426	(103)

Revenues net of purchased power and fuel expense(a)	525	454	71

Other operating expenses
Operating and maintenance	188	143	(45)
Depreciation and amortization	108	93	(15)
Taxes other than income	60	55	(5)

Total other operating expenses	356	291	(65)

Operating income	169	163	6

Other income and (deductions)
Interest expense, net	(27)	(33)	6
Other, net	4	5	(1)

Total other income and (deductions)	(23)	(28)	5

Income before income taxes	146	135	11
Income taxes	58	55	(3)

Net income	88	80	8
Preference stock dividends	3	3	—

Net income attributable to common shareholder	$85	$77	$8

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

Net Income Attributable to Common Shareholder

The increase in BGE’s net income attributable to common shareholder was driven primarily by higher operating revenues as a result of the 2013 electric and gas distribution rate orders issued by the MDPSC, offset by an increase in operating and maintenance costs.

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

The number of customers electing to select a competitive electric generation supplier affects electric SOS revenues and purchased power expense. The number of customers electing to select a competitive natural gas supplier affects gas cost adjustment revenues and purchased natural gas expense. All BGE customers have the choice to purchase energy from a competitive electric generation supplier. This customer choice of competitive electric generation supplier does not impact the volume of deliveries, but affects revenue collected from customers related to SOS. The number of retail customers purchasing electricity from a competitive electric generation supplier was 394,100 and 375,400 at March 31, 2014 and 2013, respectively, representing 32% and 30% of total retail customers, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 58% and 59% of BGE’s retail kWh sales for the three months ended March 31, 2014 and 2013, respectively. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 172,200 and 152,800 at March 31, 2014 and 2013, respectively. Retail deliveries purchased from competitive natural gas suppliers represented 47% of BGE’s retail mmcf sales for the three months ended March 31, 2014 and 2013.

The changes in BGE’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2014 compared to the same period in 2013, consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Distribution rates increase	$26	$17	$43
Regulatory required programs	11	—	11
Commodity Margin	1	7	8
Other	6	3	9

Total increase	$44	$27	$71

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

Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in BGE’s service territory. The changes in heating degree days in BGE’s service territory for the three months ended March 31, 2014 compared to the same period in 2013 consisted of the following:

	2014	2013	Normal	% Change
Heating Degree-Days				From 2013	From Normal
Heating Degree-Days	2,861	2,451	2,387	16.7%	19.9%
Cooling Degree-Days	—	1	—	(100.0)%	n/a

Distribution Rate Increase.    The increase in distribution rates for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the impact of the new electric and natural gas distribution rates charged to customers that became effective February 23, 2013 and December 13, 2013 in accordance with the MDPSC approved electric and natural gas distribution rate case order. See Note 4 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information.

Regulatory Required Programs.    This represents the change in revenues collected under approved riders to recover costs incurred for the energy efficiency and demand response programs as well as administrative and commercial and industrial customer bad debt costs for SOS. The riders are designed to provide full recovery, as well as a return in certain instances. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and taxes other than income taxes. The increase in revenues during the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the recovery of higher energy efficiency program costs.

Commodity Margin.    The increase in commodity margin under BGE’s market-based rate incentive mechanism for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the higher gas margins earned by BGE due to the extreme cold weather under BGE’s MBR mechanism. See Note 7 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for additional information.

Other.    Other revenues increased during the three months ended March 31, 2014 compared to the same period in 2013. Other revenues, which can vary from period to period, include miscellaneous revenues such as service application and late payment fees.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three months ended March 31, 2014 compared to the same period in 2013, consisted of the following:

Increase (Decrease)
Labor, other benefits, contracting and materials	$17
Merger transaction costs(a)	6
Storm-related costs	15
Other	7

Increase in operating and maintenance expense	$45

(a)	BGE recorded a net reduction in the first quarter of 2013 to operating and maintenance costs of $6 million related to certain merger integration costs due to the establishment of a regulatory asset.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to increased amortization expense related to energy efficiency and demand response programs, which is fully offset in revenues, and higher property plant and equipment balances from ongoing capital expenditures.

Taxes Other Than Income

Taxes other than income increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increased gross receipts tax as a result of higher revenues and an increase in payroll taxes.

Interest Expense, Net

The decrease in interest expense, net for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to favorable interest rates in 2014 on long-term debt balances.

Effective Income Tax Rate

BGE’s effective income tax rate was 39.7% for the three months ended March 31, 2014 as compared to 40.7% for the same period during 2013. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

BGE Electric Operating Statistics and Revenue Detail

BGE’s electric sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to customers (in GWhs)	2014	2013
Retail Deliveries(a)
Residential	4,092	3,536	15.7%	n.m.
Small commercial & industrial	834	776	7.5%	n.m.
Large commercial & industrial	3,470	3,554	(2.4)%	n.m.
Public authorities & electric railroads	78	82	(4.9)%	n.m.

Total Electric Deliveries	8,474	7,948	6.6%	n.m.

	As of March 31,
Number of Electric Customers	2014	2013
Residential	1,124,174	1,118,824
Small commercial & industrial	112,623	113,051
Large commercial & industrial	11,661	11,589
Public authorities & electric railroads	292	318

Total	1,248,750	1,243,782

	Three Months Ended March 31,		% Change
Electric Revenue	2014	2013
Retail Sales(a)
Residential	$436	$365	19.5%
Small commercial & industrial	71	64	10.9%
Large commercial & industrial	123	105	17.1%
Public authorities & electric railroads	8	8	0.0%

Total Electric Retail	638	542	17.7%

Other revenue	71	63	12.7%

Total Electric Revenues	$709	$605	17.2%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from BGE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from BGE, revenue also reflects the cost of energy and transmission.

BGE Gas Sales Statistics and Revenue Detail

BGE’s gas sales statistics and revenue detail were as follows:

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Deliveries to customers (in mmcf)	2014	2013
Retail Deliveries(c)
Retail sales	46,388	40,261	15.2%	n.m.
Transportation and other	6,330	5,651	12.0%	n.m.

Total Gas Deliveries	52,718	45,912	14.8%	n.m.

	As of March 31,
Number of Gas Customers	2014	2013
Residential	613,469	612,065
Commercial & industrial	44,266	44,308

Total	657,735	656,373

	Three Months Ended March 31,		% Change
Gas revenue	2014	2013
Retail Sales(c)
Retail sales	$285	$246	15.9%
Transportation and other(b)	60	29	107.0%

Total Gas Revenue	$345	$275	25.5%

(b)	Transportation and other gas revenue includes off-system revenue of 6,330 mmcfs ($53 million) and 5,651 mmcfs ($24 million) for the three months ended March 31, 2014 and 2013.
(c)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from BGE and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. The cost of natural gas is charged to customers purchasing natural gas from BGE.

Liquidity and Capital Resources

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon, Generation, ComEd, PECO and BGE have access to unsecured revolving credit facilities with aggregate bank commitments of $0.5 billion, $5.3 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. Exelon, Generation, PECO and BGE’s revolving credit facilities expire in 2018 and ComEd’s in 2019. In addition, Generation has $0.4 billion in bilateral credit facilities. Generation’s bilateral credit facilities expire in January 2015, December 2015 and March 2016, respectively. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and other postretirement benefit obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd, PECO and BGE operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. See Note 8 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for further discussion of the Registrants’ debt and credit agreements.

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

See Notes 4 — Regulatory Matters and 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for further discussion of regulatory and legal proceedings and proposed legislation.

Pension and Other Postretirement Benefits

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. On July 6, 2012, President Obama signed into law the Moving Ahead for Progress in the Twenty-first Century Act, which contains a pension funding provision that results in lower pension contributions in the near term while increasing the premiums pension plans pay to the Pension Benefit Guaranty Corporation. Certain provisions of the law were applied in 2012 while the others took effect in 2013. The estimated impacts of the law are reflected in the projected pension contributions below.

Exelon expects to contribute $264 million to its qualified pension plans in 2014, of which Generation, ComEd, PECO and BGE will contribute $118 million, $119 million, $11 million and $0 million, respectively. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $12 million in 2014, of which Generation, ComEd, PECO, and BGE will make payments of $5 million, $1 million, $0 million, and $1 million, respectively.

To the extent interest rates decline significantly or the pension plans do not earn the expected asset return rates, annual pension contribution requirements in future years could increase, especially in years 2017 and beyond. Additionally, the contributions above could change if Exelon changes its pension funding strategy.

Unlike qualified pension plans, other postretirement plans are not subject to statutory minimum contribution requirements. Exelon’s management considers several factors in determining the level of contributions to its other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery). Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $430 million in 2014, of which Generation, ComEd, PECO, and BGE expect to contribute $168 million, $197 million, $19 million, and $17 million, respectively. Management is evaluating funding options for the other postretirement benefit plans, including implications of plan design changes, which may result in reductions to the expected contributions.

During the first quarter of 2014, the Society of Actuaries issued an exposure draft with a proposed revised mortality table for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The newly proposed mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). Adoption of the new mortality table, if issued in its current form, would result in significantly increased future pension and OPEB plan obligations, costs and required contribution amounts for many plan sponsors, including Exelon. Exelon is currently evaluating the exposure draft and potential impacts to the December 31, 2014 valuation and future expected pension and OPEB plan contributions. The IRS has indicated the RP 2000 should be used for ERISA funding calculations impacting qualified pension plans in 2014 and 2015, meaning the earliest a new table would be required for determining those funding requirements is January 1, 2016.

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

•

In the first quarter of 2014, Exelon entered into an agreement to terminate its investment in one of the three municipal-owned electric generation properties in exchange for a net early termination amount of $335 million. The termination will result in a 2014 tax payment of approximately $285 million by Exelon and its subsidiaries in 2014, including approximately $155 million by ComEd. Exelon intends to fund its portion of the tax payment using a portion of the net early termination amount. ComEd intends to fund its portion of the tax payment using a combination of debt and equity contributions from Exelon to substantially maintain its existing capital structure. See Notes 9 and 16 for additional information.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Variance
Net income	$93	$1	$92
Add (subtract):
Non-cash operating activities(a)	1,836	960	876
Pension and other postretirement benefit contributions	(472)	(267)	(205)
Income taxes	17	632	(615)
Changes in working capital and other noncurrent assets and liabilities(b)	(647)	(278)	(369)
Option premiums received (paid), net	15	(3)	18
Counterparty collateral posted, net	(677)	(186)	(491)

Net cash flows provided by operations	$165	$859	$(694)

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

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by (used in) operations for the three months ended March 31, 2014 and 2013 by Registrant were as follows:

	Three Months Ended March 31,
	2014	2013
Exelon	$165	$859
Generation	(169)	506
ComEd	(9)	58
PECO	143	195
BGE	235	185

Changes in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s cash flows provided by (used in) operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2014 and 2013 were as follows:

Generation

•

During the three months ended March 31, 2014 and 2013, Generation had net payments of counterparty collateral of $(699) million and $(203) million, respectively. Net payments during the three months ended March 31, 2014 and 2013 were primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position and initial margin requirements on the exchanges. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During the three months ended March 31, 2014 and 2013, Generation had net collections (payments) of approximately $15 million and $(3) million, respectively, related to purchases and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

ComEd

•

During the three months ended March 31, 2014 and 2013, ComEd’s payables for Generation energy purchases decreased by $4 million and $11 million, respectively, and payables to other energy suppliers for energy purchases increased by $37 million and $24 million, respectively.

PECO

•

During the three months ended March 31, 2014 and 2013, PECO’s payables to Generation for energy purchases increased by $4 million and $3 million, respectively, and payables to other electric and gas suppliers for energy purchases increased by $39 million and $12 million, respectively.

BGE

•

During the three months ended March 31, 2014 and 2013, BGE’s payables to Generation for energy purchases increased by $14 million and decreased by $5 million, respectively, and payables to other electric and gas suppliers for energy purchases increased by $23 million and $17 million, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2014 and 2013 by Registrant were as follows:

	Three Months Ended March 31,
	2014	2013
Exelon	$(1,011)	$(1,471)
Generation	(594)	(865)
ComEd	(330)	(336)
PECO	(182)	(171)
BGE	(187)	(154)

Capital expenditures by Registrant for the three months ended March 31, 2014 and 2013 and projected amounts for the full year 2014 are as follows:

	Projected Full Year 2014(d)	Three Months Ended March 31,
		2014	2013
Exelon	$5,700	$1,217	$1,447
Generation(a)	2,625	535	841
ComEd(b)	1,775	341	346
PECO	675	184	122
BGE	600	146	134
Other(c)	25	11	4

(a)	Includes nuclear fuel.
(b)

The projected capital expenditures include approximately $366 million of expected incremental spending pursuant to EIMA, ComEd has committed to invest approximately $2.6 billion over a ten year period to modernize and storm-harden its distribution system and to implement smart grid technology.

(c)	Other primarily consists of corporate operations and BSC.
(d)	Total projected capital expenditures do not include adjustments for non-cash activity.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 37% and 10% of the projected 2014 capital expenditures at Generation are for the acquisition of nuclear fuel and investments in renewable energy generation, including Antelope Valley construction costs, respectively, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages).

ComEd, PECO and BGE

Approximately 89%, 74% and 88% of the projected 2014 capital expenditures at ComEd, PECO and BGE, respectively, are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as ComEd’s reliability related investments required under EIMA, and ComEd’s, PECO’s and BGE’s construction commitments under PJM’s RTEP. ComEd’s capital expenditures include smart grid/smart meter technology required under EIMA and for PECO and BGE, capital expenditures related to their respective smart meter program and SGIG project, net of DOE expected reimbursements. The remaining amounts are for capital additions to support new business and customer growth.

In 2010, NERC provided guidance to transmission owners that recommends ComEd, PECO and BGE perform assessments of all their transmission lines. In compliance with this guidance, ComEd, PECO and BGE submitted their final bi-annual reports to NERC in January 2014. ComEd, PECO and BGE will be incurring incremental capital expenditures associated with this guidance following the completion of the assessments. Specific projects and expenditures are identified as the assessments are completed. ComEd’s, PECO’s and BGE’s forecasted 2014 capital expenditures above reflect capital spending for remediation to be completed through 2017.

ComEd, PECO and BGE anticipate that they will fund their capital expenditures with internally generated funds and borrowings, including ComEd’s capital expenditures associated with EIMA as further discussed in Note 4 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2014 and 2013 by Registrant were as follows:

	Three Months Ended March 31,
	2014	2013
Exelon	$151	$(102)
Generation	71	(87)
ComEd	344	164
PECO	(80)	(84)
BGE	(56)	(5)

Debt

See Note 8 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends

Cash dividend payments and distributions during the three months ended March 31, 2014 and 2013 by Registrant were as follows:

	Three Months Ended March 31,
	2014	2013
Exelon	$266	$450
Generation	30	211
ComEd	76	55
PECO	80	84
BGE(a)	3	3

(a)	Relates to dividends paid on BGE’s preference stock.

First Quarter 2014 Dividend

On January 28, 2014, the Exelon Board of Directors declared a first quarter 2014 regular quarterly dividend of $0.31 per share on Exelon’s common stock payable on March 10, 2014, to shareholders of record of Exelon at the end of the day on February 14, 2014.

Short-Term Borrowings

During the three months ended March 31, 2014, Generation and ComEd issued $352 and $350 million of commercial paper, respectively, BGE repaid $66 million of commercial paper and Generation issued $3 million in short-term notes payable. During the three months ended March 31, 2013, ComEd issued $220 million of commercial paper and Generation issued $13 million in short-term notes payable.

Contributions from Parent/Member

During the three months ended March 31, 2014, ComEd received $38 million from Parent (Exelon). During the three months ended March 31, 2013, there were no contributions from Parent/Member (Exelon).

Other

For the three months ended March 31, 2014, other financing activities primarily consisted of project financing scheduled payments related to Antelope Valley and a non-cash increase in unamortized debt costs. See Note 13 — Debt and Credit Agreements of the Exelon 2013 Form 10-K for additional information.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $8.4 billion in aggregate total commitments of which $5.8 billion was available as of March 31, 2014, and of which no financial institution has more than 8% of the aggregate commitments. Exelon, Generation, ComEd, PECO and BGE had access to the commercial paper market during the first quarter of 2014 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS of Exelon’s 2013 Annual Report on Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets.

The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of March 31, 2014, it would have been required to provide incremental collateral of $2.1 billion of collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within its current available credit facility capacities of $3.7 billion. If ComEd lost its investment grade credit rating as of March 31, 2014, it would have been required to provide incremental collateral of $17 million, which is well within its current available credit facility capacity of $466 million, which takes into account commercial paper borrowings as of March 31, 2014. If PECO lost its investment grade credit rating as of March 31, 2014, it would be required to provide collateral of $3 million pursuant to PJM’s credit policy and could have been required to provide collateral of $43 million related to its natural gas procurement contracts, which, in the aggregate, are well within PECO’s current available credit facility capacity of $599 million. If BGE lost its investment grade credit rating as of March 31, 2014, it would have been required to provide collateral of $2 million pursuant to PJM’s credit policy and could have been required to provide collateral of $153 million related to its natural gas procurement contracts, which, in the aggregate, are well within BGE’s current available credit facility capacity of $531 million.

Exelon Credit Facilities

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 8 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

The following table reflects the Registrants’ commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at March 31, 2014:

Commercial Paper Programs

Commercial Paper Issuer	Maximum Program Size	Outstanding Commercial Paper at March 31, 2014	Average Interest Rate on Commercial Paper Borrowings for the Three Months Ended March 31, 2014
Exelon Corporate	$500	$—	—
Generation	5,600	352	0.32%
ComEd	1,000	534	0.35%
PECO	600	—	—
BGE	600	69	0.29%

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

Credit Agreements

Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Available Capacity at March 31, 2014
					Actual	To Support Additional Commercial Paper
Exelon Corporate	Syndicated Revolver	$500	$—	$2	$498	$498
Generation	Syndicated Revolver	5,300	—	1,237	4,063	3,711
Generation	Bilaterals	375	—	374	1	1
ComEd	Syndicated Revolver	1,000	—	—	1,000	466
PECO	Syndicated Revolver	600	—	1	599	599
BGE	Syndicated Revolver	600	—	—	600	531

(a)

Excludes $123 million of credit facility agreements arranged with minority and community banks at Generation, ComEd, PECO and BGE. These facilities expire on October 18, 2014, and are solely utilized to issue letters of credit. See Note 8, Debt and Credit Agreements, of the Combined Notes to the Consolidated Financial Statements for further information.

As of March 31, 2014, there were no borrowings under the Registrants’ credit facilities.

On March 28, 2014, ComEd extended its unsecured revolving credit facility with aggregate bank commitments of $1.0 billion. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $500 million. The credit agreement expires on March 28, 2019. The credit facility also allows ComEd to request increases in the aggregate commitments of up to an additional $500 million. Any increases are subject to the approval of the lenders party to the credit agreement in their sole discretion. Costs incurred to extend the facility for ComEd were not material.

Borrowings under Exelon Corporate’s, Generation’s, ComEd’s, PECO’s and BGE’s credit facilities bear interest at a rate based upon either the prime rate or a LIBOR-based rate, plus an adder based upon the registrants credit rating. Exelon Corporate, Generation, ComEd, PECO and BGE have adders of 27.5, 27.5, 7.5, 0.0 and 0.0 basis points for prime based borrowings and 127.5, 127.5, 107.5, 90.0 and 100.0 basis points for LIBOR-based borrowings. The maximum adders for prime rate borrowings and LIBOR-based rate borrowings are 65 basis points and 165 basis points, respectively. The credit agreements also require the borrower to pay a facility fee based upon the aggregate commitments under the agreement. The fee varies depending upon the respective credit ratings of the borrower.

Each revolving credit agreement for Exelon, Generation, ComEd, PECO and BGE requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The following table summarizes the minimum thresholds reflected in the credit agreements for the three months ended March 31, 2014:

	Exelon	Generation	ComEd	PECO	BGE

Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1

At March 31, 2014, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO	BGE
Interest coverage ratio	9.77	11.39	5.93	7.94	8.23

An event of default under any Registrant’s indebtedness will not constitute an event of default under any of the other Registrants’ credit facilities, except that a bankruptcy or other event of default in the payment of principal, premium or indebtedness in principal amount in excess of $100 million in the aggregate by Generation will constitute an event of default under the Exelon Corporate credit facility.

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

As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2014, are presented in the following table:

	During the three months ended March 31, 2014		As of March 31, 2014
Contributed (borrowed) as of March 31, 2014	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Generation	$84	$125	$—
PECO	47	—	—
BSC	—	311	(280)
Exelon Corporate	364	N/A	280

Investments in Nuclear Decommissioning Trust Funds

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s NDT fund investment policy. Generation’s investment policy establishes limits on the concentration of holdings in any one company and also in any one industry. See Note 10 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for further information regarding the trust funds, the NRC’s minimum funding requirements and related liquidity ramifications.

Shelf Registration Statements

The Registrants have a currently effective combined shelf registration statement unlimited in amount, filed with the SEC, that will expire in May 2015. The ability of each Registrant to sell securities off the shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.

Regulatory Authorizations

As of March 31, 2014, ComEd had $702 million available in long-term debt refinancing authority and $1.4 billion available in new money long-term debt financing authority from the ICC. As of March 31, 2014, PECO had $1.4 billion available in long-term debt financing authority from the PAPUC. As of March 31, 2014, BGE had $850 million available in long-term financing authority from MDPSC.

As of March 31, 2014, ComEd, PECO and BGE had short-term financing authority from FERC, which expires on December 31, 2015, of $2.5 billion, $2.5 billion, and $0.7 billion. Generation currently has blanket financing authority from FERC, which was granted in connection with its market-based rate authority.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. See Note 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for discussion of the Registrants’ commitments.

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

For an in-depth discussion of the Registrant’s contractual obligations and off-balance sheet arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangements” in the Exelon 2013 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief enterprise risk officer and includes the chief executive officer, chief financial officer, chief commercial risk officer, corporate controller, general counsel, treasurer, vice president of strategy, vice president of audit services and officers representing Exelon’s business units. The RMC reports to the Risk Oversight Committee of the Exelon Board of Directors on the scope of the risk management activities. The following discussion serves as an update to ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of the Registrants’ 2013 Annual Report on Form 10-K incorporated herein by reference.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of March 31, 2014, the percentage of expected generation hedged for the major reportable segments was 91%-94%, 64%-67% and 37%-40% for 2014, 2015 and 2016, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including sales to ComEd, PECO and BGE to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire non-trading portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on March 31, 2014 market conditions and hedged position would be a decrease in pre-tax net income of approximately $30 million, $420 million and $700 million, respectively, for 2014, 2015 and 2016. Power price sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 2,494 GWhs and 1,572 GWhs for the three months ended March 31, 2014 and 2013, respectively, are a complement to Generation’s energy marketing portfolio, but represent a small portion of Generation’s overall revenue from energy marketing activities. Trading portfolio activity for the three months ended March 31, 2014 resulted in pre-tax gains of $14 million due to net mark-to-market losses of $2 million and realized gains of $16 million. Generation uses a 95% confidence interval, assuming standard normal distribution, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $0.4 million of exposure during the quarter. Generation has not segregated proprietary trading activity within the following discussion because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the three months ended March 31, 2014 of $1,033 million.

Fuel Procurement.    Generation procures coal and natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained primarily through long-term contracts for uranium concentrates, and long-term contracts for conversion services, enrichment services and fuel fabrication services. The supply markets for coal, natural gas, uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 60% of Generation’s uranium concentrate requirements from 2014 through 2018 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial positions. See Note 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

ComEd

ComEd entered into 20-year contracts for renewable energy and RECs beginning in June 2012. ComEd is permitted to recover its renewable energy and REC costs from retail customers with no mark-up. The annual commitments represent the maximum settlements with suppliers for renewable energy and RECs under the existing contract terms. Pursuant to the ICC’s Order on December 19, 2012, ComEd’s commitments under the existing long-term contracts were reduced for the June 2013 through May 2014 procurement period. In addition, the ICC’s December 18, 2013 Order approved the reduction of ComEd’s commitments under those contracts for the June 2014 through May 2015 procurement period, and the amount of the reduction was approved by the ICC in March 2014. See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial statements and Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for additional information regarding energy procurement and derivatives.

PECO

PECO has contracts to procure electric supply that were executed through the competitive procurement process outlined in its PAPUC-approved DSP Programs, which are further discussed in Note 4 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements. PECO has certain full requirements contracts and block contracts which are considered derivatives and qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance, and as a result are accounted for on an accrual basis of accounting. Under the DSP Programs, PECO is permitted to recover its electric supply procurement costs from retail customers with no mark-up.

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

PECO does not enter into derivatives for speculative or proprietary trading purposes. For additional information on these contracts, see Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.

BGE

BGE procures electric supply for default service customers through full requirements contracts pursuant to BGE’s MDPSC-approved SOS program. BGE’s full requirements contracts that are considered derivatives qualify for the normal purchases and normal sales scope exception under current derivative authoritative guidance, and as a result, are accounted for on an accrual basis of accounting. Under the SOS program, BGE is permitted to recover its electricity procurement costs from retail customers, plus an administrative fee which includes a shareholder return component and an incremental cost component. However, through December 2016, BGE provides all residential electric customers a credit for the residential shareholder return component of the administrative charge.

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

BGE does not enter into derivatives for speculative or proprietary trading purposes. For additional information on these contracts, see Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.

Trading and Non-Trading Marketing Activities.    The following detailed presentation of Exelon’s, Generation’s, ComEd’s and PECO’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s and ComEd’s mark-to-market net asset or liability balance sheet position from December 31, 2013 to March 31, 2014. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the cash flow hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts and does not segregate proprietary trading activity. See Note 7 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2014 and December 31, 2013.

	Generation	ComEd	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2013(a)(c)	$1,048	$(193)	$855
Total change in fair value during 2014 of contracts recorded in result of operations	(685)	—	(685)
Reclassification to realized at settlement of contracts recorded in results of operations	(47)	—	(47)
Reclassification to realized at settlement from accumulated OCI	(39)	—	(39)
Changes in fair value — energy derivatives(d)	—	25	25
Changes in allocated collateral	717	—	717
Changes in net option premium paid/(received)	(15)	—	(15)
Option premium amortization(b)	(31)	—	(31)
Other balance sheet reclassifications	(6)	—	(6)

Total mark-to-market energy contract net assets (liabilities) at March 31, 2014(a)(c)	$942	$(168)	$774

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)

Includes $31 million of amounts reclassified to realized at the settlement of contracts recorded to results of operations related to option premiums due to the settlement of the underlying transactions for the three months ended March 31, 2014.

(c)

Includes the beginning and ending balances related to interest rate derivative contracts and foreign exchange currency swaps to manage the exposure related to the interest rate component of commodity positions and international purchases of commodities in currencies other than U.S. Dollars.

(d)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of March 31, 2014, ComEd recorded a $168 million regulatory asset related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. As of March 31, 2014, ComEd also recorded $30 million of decreases in fair value and $5 million of realized losses due to settlements associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

Fair Values.    The following tables present maturity and source of fair value for Exelon, Generation and ComEd mark-to-market commodity contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities), net of allocated collateral. Second, the tables show the maturity, by year, of the Registrants’ commodity contract net assets (liabilities), net of allocated collateral, giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 6 – Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

Exelon

	Maturities Within
	2014	2015	2016	2017	2018	2019 and Beyond	Total Fair Value
Normal Operations, Commodity derivative contracts(a)(b)
Actively quoted prices (Level 1)	$93	$7	$21	$(2)	$1	$—	$120
Prices provided by external sources (Level 2)	262	210	54	—	—	3	529
Prices based on model or other valuation methods (Level 3)(c)	59	137	19	17	(17)	(96)	119

Total	$414	$354	$94	$15	$(16)	$(93)	$768

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $567 million at March 31, 2014.
(c)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within						Total Fair Value
	2014	2015	2016	2017	2018	2019 and Beyond
Normal Operations, Commodity derivative contracts(a)(b)
Actively quoted prices (Level 1)	$93	$7	$21	$(2)	$1	$—	$120
Prices provided by external sources (Level 2)	262	210	54	—	—	3	529
Prices based on model or other valuation methods (Level 3)	70	153	36	33	(1)	(4)	287

Total	$425	$370	$111	$31	$—	$(1)	$936

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $567 million at March 31, 2014.

ComEd

	Maturities Within						Total Fair Value
	2014	2015	2016	2017	2018	2019 and beyond
Prices based on model or other valuation methods(a)	$(11)	$(16)	$(17)	$(16)	$(16)	$(92)	$(168)

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Credit Risk, Collateral, and Contingent Related Features (Exelon, Generation, ComEd, PECO and BGE)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for a detail discussion of credit risk, collateral, and contingent related features.

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2014. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below do not include credit risk exposure from uranium procurement contracts or exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, which are discussed below. Additionally, the figures in the tables below do not include exposures with affiliates, including net receivables with ComEd, PECO and BGE of $34 million, $42 million and $41 million, respectively. See Note 25 — Related Party Transactions of the Exelon 2013 Form 10-K for additional information.

Rating as of March 31, 2014	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,182	$117	$1,065	1	$443
Non-investment grade	35	22	13	—	—
No external ratings
Internally rated — investment grade	321	—	321	1	206
Internally rated — non-investment grade	32	9	23	—	—

Total	$1,570	$148	$1,422	2	$649

	Maturity of Credit Risk Exposure
Rating as of March 31, 2014	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$761	$308	$113	$1,182
Non-investment grade	33	2	—	35
No external ratings
Internally rated — investment grade	192	125	4	321
Internally rated — non-investment grade	32	—	—	32

Total	$1,018	$435	$117	$1,570

Net Credit Exposure by Type of Counterparty	As of March 31, 2014
Investor-owned utilities, marketers and power producers	$392
Energy cooperatives and municipalities	799
Financial institutions	201
Other	30

Total	$1,422

(a)	As of March 31, 2014, credit collateral held from counterparties where Generation had credit exposure included $140 million of cash and $8 million of letters of credit.

ComEd

There have been no significant changes or additions to ComEd’s exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2013 Annual Report on Form 10-K.

See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

PECO

There have been no significant changes or additions to PECO’s exposures to credit risk as described in ITEM 1A. RISK FACTORS of Exelon’s 2013 Annual Report on Form 10-K.

See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

BGE

There have been no significant changes or additions to BGE’s exposures to credit risk as described in ITEM 1A. RISK FACTORS of Exelon’s 2013 Annual Report on Form 10-K.

See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

Collateral (Exelon, Generation, ComEd, PECO and BGE)

Generation

As part of the normal course of business, Generation routinely enters into physical or financial contracts for the sale and purchase of electricity, fossil fuel and other commodities. These contracts either contain express provisions or otherwise permit Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. In this case, Generation believes an amount of several months of future payments (i.e. capacity payments) rather than a calculation of fair value is the best estimate for the contingent collateral obligation, which has been factored into the disclosure below. See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for information regarding collateral requirements.

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. In order to post collateral, Generation depends on access to bank credit facilities, which serve as liquidity sources to fund collateral requirements. See Note 8 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

As of March 31, 2014, Generation had cash collateral of $713 million posted and cash collateral held of $148 million for counterparties with derivative positions, of which $573 million in net cash collateral deposits were offset against mark-to-market assets and liabilities. As of March 31, 2014, $8 million of cash collateral held was not offset against net derivative positions because it was not associated with energy-related derivatives or as of the balance sheet date there were no positions to offset. See Note 15 – Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of March 31, 2014, ComEd held no collateral in association with energy procurement contracts and held approximately $19 million in the form of cash for both annual and long-term renewable energy contracts. See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements and Note 3 — Regulatory Matters of the 2013 Exelon Form 10-K for additional information.

PECO

As of March 31, 2014, PECO was not required to post collateral under its energy and natural gas procurement contracts. See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

BGE

BGE is not required to post collateral under its electric supply contracts. As of March 31, 2014, BGE was not required to post collateral under its natural gas procurement contracts, nor was it holding collateral under its electric supply and natural gas procurement contracts. See Note 7 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

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

Long-Term Leases (Exelon)

Exelon’s Consolidated Balance Sheet, as of March 31, 2014, included a $368 million net investment in coal-fired plants in Georgia subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of $731 million, less unearned income of $363 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessees do not exercise the fixed purchase options, Exelon has the ability to require the lessees to arrange for a third party to bid on a service contract for a period following the lease term. Exelon will be subject to residual value risk if the lessees do not exercise the fixed purchase options. This risk is partially mitigated by the fair value of the scheduled payments under the service contract. However, such payments are not guaranteed. Further, the term of the service contract is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures. Management regularly evaluates the creditworthiness of Exelon’s counterparties to these long-term leases. Management regularly evaluates the creditworthiness of Exelon’s counterparties to these long-term leases. Exelon monitors the continuing credit quality of the credit enhancement party.

Exelon’s Consolidated Balance Sheet, as of December 31, 2013, also included a net investment in a coal-fired plant in Texas subject to a long-term lease. In February 2014, Exelon and the City Public Service Board of San Antonio, Texas (CPS) finalized an agreement to terminate the leases prior to their expiration dates. As a result of the lease termination, Exelon received a net early termination amount of $335 million from CPS and wrote off the net investment in the CPS long-term lease of $336 million; resulting in a pre-tax loss of $1 million. See Note 9 — Income Taxes for the impact of the lease termination on income taxes.

Interest Rate and Foreign Exchange Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At March 31, 2014, Exelon and Generation had $1,550 million and $700 million of notional amounts of fixed-to-floating hedges outstanding, respectively, and $530 million and $430 million of notional amounts of floating-to-fixed hedges outstanding, respectively. Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $2 million decrease in Exelon Consolidated pre-tax income for the three months ended March 31, 2014. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of March 31, 2014, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $469 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the first quarter of 2014, each of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by all Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2014, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd, PECO and BGE concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, any of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of Exelon’s 2013 Form 10-K and (b) Notes 4 and 15 of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

Risks Related to Exelon

At March 31, 2014, the Registrants’ risk factors were consistent with the risk factors described in Exelon’s 2013 annual report on Form 10-K.

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

Exhibit No.	Description
4.1	Supplemental Indenture dated January 2, 2014 from Commonwealth Edison Company to BNY Mellon Trust Company of Illinois, as trustee, and D.G. Donovan, as co-trustee, relating to the issuance of $300 million aggregate principal amount of First Mortgage 2.150% Bonds, Series 115, due January 15, 2019, and $350 million aggregate principal amount of First Mortgage 4.700% Bonds, Series 116, due January 15, 2044. (File No. 001-1839, Form 8-K dated January 10, 2014, Exhibit 4.1)

10.1	Facility Credit Agreement, dated as of February 6, 2014, among ExGen Renewables I Holding, LLC and Barclays Bank PLC (File No. 333-85496, Form 8-K dated February 12, 2014, Exhibit 10.1)

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed by the following officers for the following companies:

31-1	— Filed by Christopher M. Crane for Exelon Corporation

31-2	— Filed by Jonathan W. Thayer for Exelon Corporation

31-3	— Filed by Kenneth W. Cornew for Exelon Generation Company, LLC

31-4	— Filed by Bryan P. Wright for Exelon Generation Company, LLC

31-5	— Filed by Anne R. Pramaggiore for Commonwealth Edison Company

31-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

31-7	— Filed by Craig L. Adams for PECO Energy Company

31-8	— Filed by Phillip S. Barnett for PECO Energy Company

31-9	— Filed by Calvin G. Butler, Jr. for Baltimore Gas and Electric Company

31-10	— Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed by the following officers for the following companies:

32-1	— Filed by Christopher M. Crane for Exelon Corporation

32-2	— Filed by Jonathan W. Thayer for Exelon Corporation

32-3	— Filed by Kenneth W. Cornew for Exelon Generation Company, LLC

32-4	— Filed by Bryan P. Wright for Exelon Generation Company, LLC

32-5	— Filed by Anne R. Pramaggiore for Commonwealth Edison Company

32-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

32-7	— Filed by Craig L. Adams for PECO Energy Company

32-8	— Filed by Phillip S. Barnett for PECO Energy Company

32-9	— Filed by Calvin G. Butler, Jr. for Baltimore Gas and Electric Company

32-10	— Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

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

April 30, 2014

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

April 30, 2014

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

April 30, 2014

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

April 30, 2014

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALTIMORE GAS AND ELECTRIC COMPANY

/s/ CALVIN G. BUTLER, JR.	/s/ CARIM V. KHOUZAMI
Calvin G. Butler, Jr.	Carim V. Khouzami
Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DAVID M. VAHOS
David M. Vahos
Vice President and Controller (Principal Accounting Officer)

April 30, 2014