Form 10-Q
period 2014-06-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON GENERATION CO LLC
filed 2014-07-31
CIK 1109357, 9466, 78100, 22606, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	☒
Exelon Generation Company, LLC			☒
Commonwealth Edison Company			☒
PECO Energy Company			☒
Baltimore Gas and Electric Company			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2014 was:

Exelon Corporation Common Stock, without par value	859,197,443
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,914
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
Antelope Valley	Antelope Valley Solar Ranch One
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
BondCo	RSB BondCo LLC
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, PECO and BGE, collectively

Other Terms and Abbreviations
Note “—” of the Exelon 2013 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2013 Annual Report on Form 10-K
1998 restructuring settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act
Act 11	Pennsylvania Act 11 of 2012
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEPS	Pennsylvania Alternative Energy Portfolio Standards
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004, as amended
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMP	Advanced Metering Program
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA of 2009	American Recovery and Reinvestment Act of 2009
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAISO	California ISO
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFL	Compact Fluorescent Light

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CTC	Competitive Transition Charge
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP	Default Service Provider
DSP Program	Default Service Provider Program
EDF	Electricite de France SA
EE&C	Energy Efficiency and Conservation/Demand Response
EGS	Electric Generation Supplier
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
GRT	Gross Receipts Tax
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ISO-NY	ISO New York
kV	Kilovolt
kW	Kilowatt

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MATS	U.S. EPA Mercury and Air Toxics Rule
MBR	Market Based Rates Incentive
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MOPR	Minimum Offer Price Rule
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
n.m.	not meaningful
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGS	Natural Gas Supplier
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PHI	Pepco Holdings, Inc.
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PURTA	Pennsylvania Public Realty Tax Act

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative
RMC	Risk Management Committee
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Senate Bill 1	Maryland Senate Bill 1
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SERP	Supplemental Employee Retirement Plan
SGIG	Smart Grid Investment Grant
SGIP	Smart Grid Initiative Program
SILO	Sale-In, Lease-Out
SMPIP	Smart Meter Procurement and Installation Plan
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPP	Southwest Power Pool
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
Upstream	Natural gas exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Operating revenues	$6,024	$6,141	$13,261	$12,223
Operating expenses
Purchased power and fuel	2,346	2,132	6,352	4,795
Purchased power and fuel from affiliates	66	287	400	605
Operating and maintenance	2,166	1,892	4,024	3,656
Depreciation and amortization	590	533	1,154	1,076
Taxes other than income	288	271	580	548

Total operating expenses	5,456	5,115	12,510	10,680

Equity in losses of unconsolidated affiliates	—	(21)	(20)	(30)
Gain on consolidation of CENG	261	—	261	—

Operating income	829	1,005	992	1,513

Other income and (deductions)
Interest expense	(228)	(246)	(445)	(863)
Interest expense to affiliates, net	(10)	(6)	(20)	(13)
Other, net	243	(17)	348	155

Total other income and (deductions)	5	(269)	(117)	(721)

Income before income taxes	834	736	875	792
Income taxes	277	239	224	294

Net income	557	497	651	498
Net income attributable to non-controlling interests, preferred security dividends and redemption and preference stock dividends	35	7	39	12

Net income attributable to common shareholders	522	490	612	486

Comprehensive income, net of income taxes
Net income	557	497	651	498
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(6)	—	(6)	1
Actuarial loss reclassified to periodic cost	38	50	72	100
Pension and non-pension postretirement benefit plans valuation adjustment	258	2	246	77
Deferred compensation unit valuation adjustment	—	10	—	10
Unrealized loss on cash flow hedges	(48)	(65)	(73)	(123)
Unrealized gain on equity investments	—	8	11	36
Unrealized gain (loss) on foreign currency translation	4	(5)	(1)	(6)
Unrealized gain (loss) on marketable securities	1	—	1	(1)
Reversal of CENG equity method AOCI	(116)	—	(116)	—

Other comprehensive income	131	—	134	94

Comprehensive income	$688	$497	$785	$592

Average shares of common stock outstanding:
Basic	860	856	860	856
Diluted	864	860	863	859

Earnings per average common share:
Basic	$0.61	$0.57	$0.71	$0.57
Diluted	$0.60	$0.57	$0.71	$0.57

Dividends per common share	$0.31	$0.31	$0.62	$0.84

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$651	$498
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	1,925	1,972
Gain on consolidation of CENG	(268)	—
Deferred income taxes and amortization of investment tax credits	133	(468)
Net fair value changes related to derivatives	751	(28)
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(168)	(27)
Other non-cash operating activities	567	576
Changes in assets and liabilities:
Accounts receivable	48	131
Inventories	(150)	(18)
Accounts payable, accrued expenses and other current liabilities	(358)	(583)
Option premiums received (paid), net	21	(10)
Counterparty collateral posted, net	(606)	(259)
Income taxes	(16)	705
Pension and non-pension postretirement benefit contributions	(499)	(284)
Other assets and liabilities	(280)	133

Net cash flows provided by operating activities	1,751	2,338

Cash flows from investing activities
Capital expenditures	(2,501)	(2,518)
Proceeds from termination of direct financing lease investment	335	—
Proceeds from nuclear decommissioning trust fund sales	4,219	1,448
Investment in nuclear decommissioning trust funds	(4,238)	(1,565)
Acquisition of business	(66)	(3)
Proceeds from sale of long-lived assets	32	4
Cash consolidated from CENG	129	—
Change in restricted cash	(40)	22
Other investing activities	(57)	63

Net cash flows used in investing activities	(2,187)	(2,549)

Cash flows from financing activities
Changes in short-term borrowings	293	662
Issuance of long-term debt	2,100	509
Retirement of long-term debt	(1,191)	(616)
Redemption of preferred securities	—	(93)
Distributions to non-controlling interest of consolidated VIE	(415)	—
Dividends paid on common stock	(533)	(716)
Proceeds from employee stock plans	18	32
Other financing activities	(83)	(62)

Net cash flows provided by (used in) financing activities	189	(284)

Decrease in cash and cash equivalents	(247)	(495)
Cash and cash equivalents at beginning of period	1,609	1,486

Cash and cash equivalents at end of period	$1,362	$991

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,362	$1,609
Restricted cash and investments	207	167
Accounts receivable, net
Customer	2,973	2,981
Other	1,005	1,175
Mark-to-market derivative assets	629	727
Unamortized energy contract assets	264	374
Inventories, net
Fossil fuel	409	276
Materials and supplies	1,041	829
Deferred income taxes	426	573
Regulatory assets	732	760
Other	775	666

Total current assets	9,823	10,137

Property, plant and equipment, net	51,747	47,330
Deferred debits and other assets
Regulatory assets	5,545	5,910
Nuclear decommissioning trust funds	10,437	8,071
Investments	839	1,165
Investments in affiliates	22	22
Investment in CENG	—	1,925
Goodwill	2,674	2,625
Mark-to-market derivative assets	482	607
Unamortized energy contracts assets	593	710
Pledged assets for Zion Station decommissioning	402	458
Other	1,092	964

Total deferred debits and other assets	22,086	22,457

Total assets(a)	$83,656	$79,924

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$621	$341
Long-term debt due within one year	2,047	1,509
Accounts payable	2,633	2,484
Accrued expenses	1,382	1,633
Payables to affiliates	38	116
Deferred income taxes	17	40
Regulatory liabilities	368	327
Mark-to-market derivative liabilities	228	159
Unamortized energy contract liabilities	239	261
Other	994	858

Total current liabilities	8,567	7,728

Long-term debt	18,133	17,623
Long-term debt to financing trusts	648	648
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	13,192	12,905
Asset retirement obligations	7,054	5,194
Pension obligations	1,804	1,876
Non-pension postretirement benefit obligations	1,419	2,190
Spent nuclear fuel obligation	1,021	1,021
Regulatory liabilities	4,670	4,388
Mark-to-market derivative liabilities	262	300
Unamortized energy contract liabilities	260	266
Payable for Zion Station decommissioning	264	305
Other	2,133	2,540

Total deferred credits and other liabilities	32,079	30,985

Total liabilities(a)	59,427	56,984

Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 894 shares and 857 shares outstanding at June 30, 2014 and December 31, 2013, respectively)	16,651	16,741
Treasury stock, at cost (35 shares at June 30, 2014 and December 31, 2013, respectively)	(2,327)	(2,327)
Retained earnings	10,435	10,358
Accumulated other comprehensive loss, net	(1,906)	(2,040)

Total shareholders’ equity	22,853	22,732
BGE preference stock not subject to mandatory redemption	193	193
Noncontrolling interest	1,183	15

Total equity	24,229	22,940

Total liabilities and shareholders’ equity	$83,656	$79,924

(a)

Exelon’s consolidated assets include $7,765 million and $1,755 million at June 30, 2014 and December 31, 2013, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,111 million and $658 million at June 30, 2014 and December 31, 2013, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Non-controlling Interest	Preferred and Preference Stock	Total Equity
Balance, December 31, 2013	892,034	$16,741	$(2,327)	$10,358	$(2,040)	$15	$193	$22,940
Net income	—	—	—	612	—	33	6	651
Long-term incentive plan activity	1,408	32	—		—		—	32
Employee stock purchase plan issuances	499	14	—	—	—	—	—	14
Allocation of tax benefit from member	—	(5)						(5)
Acquisition of non-controlling interest	—	—	—	—	—	2	—	2
Common stock dividends	—	—	—	(535)	—	—	—	(535)
Preferred and preference stock dividends	—	—	—	—	—	—	(6)	(6)
Fair value of financing contract payments	—	(131)	—	—	—	—	—	(131)
Non-controlling interest established upon consolidation of CENG	—	—	—	—	—	1,548	—	1,548
Consolidated VIE dividend to non-controlling interest	—	—	—	—	—	(415)	—	(415)
Reversal of CENG equity method AOCI, net of income taxes of $77	—	—	—	—	(116)	—	—	(116)
Other comprehensive income, net of income taxes of $(159)	—	—	—	—	250	—	—	250

Balance, June 30, 2014	893,941	$16,651	$(2,327)	$10,435	$(1,906)	$1,183	$193	$24,229

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Operating revenues
Operating revenues	$3,588	$3,718	$7,644	$6,859
Operating revenues from affiliates	201	352	535	744

Total operating revenues	3,789	4,070	8,179	7,603

Operating expenses
Purchased power and fuel	1,766	1,656	4,774	3,503
Purchased power and fuel from affiliates	69	290	417	611
Operating and maintenance	1,255	1,041	2,194	2,007
Operating and maintenance from affiliates	158	148	305	295
Depreciation and amortization	254	210	466	424
Taxes other than income	118	101	223	194

Total operating expenses	3,620	3,446	8,379	7,034

Equity in losses of unconsolidated affiliates	(1)	(21)	(20)	(30)
Gain on consolidation of CENG	261	—	261	—

Operating income	429	603	41	539

Other income and (deductions)
Interest expense	(74)	(77)	(147)	(142)
Interest expense to affiliates, net	(12)	(16)	(25)	(34)
Other, net	228	(33)	318	95

Total other income and (deductions)	142	(126)	146	(81)

Income before income taxes	571	477	187	458
Income taxes (benefit)	199	149	(1)	148

Net income	372	328	188	310
Net income (loss) attributable to noncontrolling interests	32	(2)	33	(1)

Net income attributable to membership interest	340	330	155	311

Comprehensive income, net of income taxes
Net income	372	328	188	310
Other comprehensive income (loss), net of income taxes
Unrealized loss on cash flow hedges	(45)	(137)	(70)	(267)
Unrealized gain on equity investments	—	8	11	36
Unrealized gain (loss) on foreign currency translation	4	(5)	(1)	(6)
Unrealized gain (loss) on marketable securities	2	—	(1)	(1)
Reversal of CENG equity method AOCI	(116)	—	(116)	—

Other comprehensive loss	(155)	(134)	(177)	(238)

Comprehensive income	$217	$194	$11	$72

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$188	$310
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	1,242	1,358
Gain on consolidation of CENG	(268)	—
Deferred income taxes and amortization of investment tax credits	(15)	(44)
Net fair value changes related to derivatives	760	(21)
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(168)	(27)
Other non-cash operating activities	209	315
Changes in assets and liabilities:
Accounts receivable	63	88
Receivables from and payables to affiliates, net	(20)	(29)
Inventories	(170)	(38)
Accounts payable, accrued expenses and other current liabilities	(273)	(426)
Option premiums received (paid), net	21	(10)
Counterparty collateral paid, net	(633)	(303)
Income taxes	72	265
Pension and non-pension postretirement benefit contributions	(210)	(120)
Other assets and liabilities	(56)	(168)

Net cash flows provided by operating activities	742	1,150

Cash flows from investing activities
Capital expenditures	(1,103)	(1,277)
Proceeds from nuclear decommissioning trust fund sales	4,219	1,448
Investment in nuclear decommissioning trust funds	(4,238)	(1,565)
Acquisition of business	(66)	—
Proceeds from sale of long-lived assets	32	—
Change in restricted cash	(17)	(11)
Changes in Exelon intercompany money pool	44	—
Cash consolidated from CENG	129	—
Other investing activities	(14)	27

Net cash flows used in investing activities	(1,014)	(1,378)

Cash flows from financing activities
Change in short-term borrowings	46	288
Issuance of long-term debt	300	209
Retirement of long-term debt	(538)	(458)
Changes in Exelon intercompany money pool	190	263
Distribution to member	(235)	(474)
Distributions to non-controlling interest of consolidated VIE	(415)	—
Other financing activities	(29)	(49)

Net cash flows used in financing activities	(681)	(221)

Decrease in cash and cash equivalents	(953)	(449)
Cash and cash equivalents at beginning of period	1,258	671

Cash and cash equivalents at end of period	$305	$222

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$305	$1,258
Restricted cash and cash equivalents	88	71
Accounts receivable, net
Customer	1,733	1,689
Other	441	353
Mark-to-market derivative assets	629	727
Receivables from affiliates	67	108
Receivable from Exelon intercompany pool	—	44
Unamortized energy contract assets	264	374
Inventories, net
Fossil fuel	328	164
Materials and supplies	872	671
Deferred income taxes	476	475
Other	524	505

Total current assets	5,727	6,439

Property, plant and equipment, net	23,743	20,111
Deferred debits and other assets
Nuclear decommissioning trust funds	10,437	8,071
Investments	432	400
Investment in CENG	—	1,925
Goodwill, net	49	—
Mark-to-market derivative assets	464	600
Prepaid pension asset	1,888	1,873
Pledged assets for Zion Station decommissioning	402	458
Unamortized energy contract assets	593	710
Other	687	645

Total deferred debits and other assets	14,952	14,682

Total assets(a)	$44,422	$41,232

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$53	$22
Long-term debt due within one year	52	561
Long-term debt to affiliates due within one year	563	—
Accounts payable	1,508	1,322
Accrued expenses	819	976
Payables to affiliates	108	181
Borrowings from Exelon intercompany money pool	190	—
Deferred income taxes	1	25
Mark-to-market derivative liabilities	215	142
Unamortized energy contract liabilities	233	249
Other	473	389

Total current liabilities	4,215	3,867

Long-term debt	5,944	5,645
Long-term debt to affiliate	948	1,523
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	6,334	6,295
Asset retirement obligations	6,907	5,047
Pension obligations	125	—
Non-pension postretirement benefit obligations	941	850
Spent nuclear fuel obligation	1,021	1,021
Payables to affiliates	2,917	2,740
Mark-to-market derivative liabilities	135	120
Unamortized energy contract liabilities	260	266
Payable for Zion Station decommissioning	264	305
Other	761	811

Total deferred credits and other liabilities	19,665	17,455

Total liabilities(a)	30,772	28,490

Commitments and contingencies
Equity
Member’s equity
Membership interest	8,895	8,898
Undistributed earnings	3,533	3,613
Accumulated other comprehensive income, net	37	214

Total member’s equity	12,465	12,725
Noncontrolling interest	1,185	17

Total equity	13,650	12,742

Total liabilities and equity	$44,422	$41,232

(a)

Generation’s consolidated assets include $7,711 million and $1,695 million at June 30, 2014 and December 31, 2013, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $2,855 million and $362 million at June 30, 2014 and December 31, 2013, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Income, net	Non-controlling Interest	Total Equity
Balance, December 31, 2013	$8,898	$3,613	$214	$17	$12,742
Net income	—	155	—	33	188
Acquisition of non-controlling interest	—	—	—	2	2
Allocation of tax benefit from member	(3)	—	—	—	(3)
Distribution to member	—	(235)	—	—	(235)
Non-controlling interest established upon consolidation of CENG	—	—	—	1,548	1,548
Consolidated VIE dividend to non-controlling interest	—	—	—	(415)	(415)
Reversal of CENG equity method AOCI, net of income taxes of $77	—	—	(116)	—	(116)
Other comprehensive loss, net of income taxes of $35	—	—	(61)	—	(61)

Balance, June 30, 2014	$8,895	$3,533	$37	$1,185	$13,650

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Operating revenues
Operating revenues	$1,128	$1,080	$2,261	$2,238
Operating revenues from affiliates	—	—	1	1

Total operating revenues	1,128	1,080	2,262	2,239

Operating expenses
Purchased power	204	127	416	364
Purchased power from affiliate	65	121	173	266
Operating and maintenance	316	319	603	611
Operating and maintenance from affiliate	39	40	78	76
Depreciation and amortization	174	170	347	337
Taxes other than income	72	71	149	145

Total operating expenses	870	848	1,766	1,799

Operating income	258	232	496	440

Other income and (deductions)
Interest expense	(76)	(72)	(153)	(422)
Interest expense to affiliates, net	(4)	(4)	(7)	(7)
Other, net	5	6	10	11

Total other income and (deductions)	(75)	(70)	(150)	(418)

Income before income taxes	183	162	346	22
Income taxes	72	66	137	8

Net income	111	96	209	14

Comprehensive income	$111	$96	$209	$14

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$209	$14
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	347	337
Deferred income taxes and amortization of investment tax credits	63	(226)
Other non-cash operating activities	99	39
Changes in assets and liabilities:
Accounts receivable	(83)	18
Receivables from and payables to affiliates, net	(46)	(26)
Inventories	(4)	(11)
Accounts payable, accrued expenses and other current liabilities	27	20
Income taxes	5	240
Pension and non-pension postretirement benefit contributions	(236)	(119)
Other assets and liabilities	48	217

Net cash flows provided by operating activities	429	503

Cash flows from investing activities
Capital expenditures	(747)	(711)
Proceeds from sales of investments	7	4
Purchases of investments	(3)	(3)
Change in restricted cash	(2)	(3)
Other investing activities	14	20

Net cash flows used in investing activities	(731)	(693)

Cash flows from financing activities
Changes in short-term borrowings	314	374
Issuance of long-term debt	650	—
Retirement of long-term debt	(617)	(125)
Contributions from parent	112	—
Dividends paid on common stock	(153)	(110)
Other financing activities	(2)	—

Net cash flows provided by financing activities	304	139

Increase (Decrease) in cash and cash equivalents	2	(51)
Cash and cash equivalents at beginning of period	36	144

Cash and cash equivalents at end of period	$38	$93

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38	$36
Restricted cash	4	2
Accounts receivable, net
Customer	516	451
Other	428	584
Inventories, net	112	109
Regulatory assets	304	329
Other	32	29

Total current assets	1,434	1,540

Property, plant and equipment, net	15,121	14,666
Deferred debits and other assets
Regulatory assets	850	933
Investments	1	5
Investments in affiliates	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,606	2,469
Prepaid pension asset	1,626	1,583
Other	275	291

Total deferred debits and other assets	7,989	7,912

Total assets	$24,544	$24,118

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$498	$184
Long-term debt due within one year	260	617
Accounts payable	505	449
Accrued expenses	274	307
Payables to affiliates	37	83
Customer deposits	130	133
Regulatory liabilities	164	170
Deferred income taxes	117	16
Mark-to-market derivative liability	13	17
Other	82	72

Total current liabilities	2,080	2,048

Long-term debt	5,448	5,058
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,080	4,116
Asset retirement obligations	100	99
Non-pension postretirement benefits obligations	284	381
Regulatory liabilities	3,686	3,512
Mark-to-market derivative liability	121	176
Other	841	994

Total deferred credits and other liabilities	9,112	9,278

Total liabilities	16,846	16,590

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	5,304	5,190
Retained earnings	806	750

Total shareholders’ equity	7,698	7,528

Total liabilities and shareholders’ equity	$24,544	$24,118

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid- In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2013	$1,588	$5,190	$(1,639)	$2,389	$7,528
Net income	—	—	209	—	209
Appropriation of retained earnings for future dividends	—	—	(209)	209	—
Common stock dividends	—	—	—	(153)	(153)
Contribution from parent	—	112	—	—	112
Parent tax matter indemnification	—	2	—	—	2

Balance, June 30, 2014	$1,588	$5,304	$(1,639)	$2,445	$7,698

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Operating revenues
Operating revenues	$656	$672	$1,648	$1,567
Operating revenues from affiliates	—	—	1	—

Total operating revenues	656	672	1,649	1,567

Operating expenses
Purchased power and fuel	193	161	570	426
Purchased power from affiliate	48	97	135	238
Operating and maintenance	160	155	416	319
Operating and maintenance from affiliates	24	26	48	50
Depreciation and amortization	59	56	117	113
Taxes other than income	38	39	80	80

Total operating expenses	522	534	1,366	1,226

Operating income	134	138	283	341

Other income and (deductions)
Interest expense	(25)	(25)	(50)	(51)
Interest expense to affiliates, net	(3)	(3)	(6)	(6)
Other, net	1	—	3	3

Total other income and (deductions)	(27)	(28)	(53)	(54)

Income before income taxes	107	110	230	287
Income taxes	23	32	57	87

Net income	84	78	173	200
Preferred security dividends and redemption	—	6	—	7

Net income attributable to common shareholder	84	72	173	193

Comprehensive income	$84	$78	$173	$200

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$173	$200
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	117	113
Deferred income taxes and amortization of investment tax credits	6	25
Other non-cash operating activities	50	50
Changes in assets and liabilities:
Accounts receivable	34	55
Receivables from and payables to affiliates, net	(21)	(18)
Inventories	22	27
Accounts payable, accrued expenses and other current liabilities	30	35
Income taxes	54	39
Pension and non-pension postretirement benefit contributions	(11)	(10)
Other assets and liabilities	(114)	(49)

Net cash flows provided by operating activities	340	467

Cash flows from investing activities
Capital expenditures	(308)	(254)
Changes in intercompany money pool	—	(263)
Change in restricted cash	—	(1)
Other investing activities	6	4

Net cash flows used in investing activities	(302)	(514)

Cash flows from financing activities
Dividends paid on common stock	(160)	(166)
Dividends paid on preferred securities	—	(1)
Redemption of preferred securities	—	(93)
Other financing activities	(2)	1

Net cash flows used in financing activities	(162)	(259)

Decrease in cash and cash equivalents	(124)	(306)
Cash and cash equivalents at beginning of period	217	362

Cash and cash equivalents at end of period	$93	$56

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$93	$217
Restricted cash and cash equivalents	2	2
Accounts receivable, net
Customer	304	360
Other	107	107
Inventories, net
Fossil fuel	34	60
Materials and supplies	25	21
Deferred income taxes	80	83
Prepaid utility taxes	78	3
Regulatory assets	29	17
Other	51	36

Total current assets	803	906

Property, plant and equipment, net	6,545	6,384
Deferred debits and other assets
Regulatory assets	1,495	1,448
Investments	23	23
Investments in affiliates	8	8
Receivable from affiliates	490	447
Prepaid pension asset	359	363
Other	38	38

Total deferred debits and other assets	2,413	2,327

Total assets	$9,761	$9,617

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long-term debt due within one year	$250	$250
Accounts payable	298	285
Accrued expenses	167	106
Payables to affiliates	37	58
Customer deposits	50	49
Regulatory liabilities	88	106
Other	32	37

Total current liabilities	922	891

Long-term debt	1,947	1,947
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,545	2,487
Asset retirement obligations	30	29
Non-pension postretirement benefits obligations	292	286
Regulatory liabilities	671	629
Other	92	99

Total deferred credits and other liabilities	3,630	3,530

Total liabilities	6,683	6,552

Commitments and contingencies
Shareholder’s equity
Common stock	2,415	2,415
Retained earnings	662	649
Accumulated other comprehensive income, net	1	1

Total shareholder’s equity	3,078	3,065

Total liabilities and shareholders’ equity	$9,761	$9,617

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholder’s Equity
Balance, December 31, 2013	$2,415	$649	$1	$3,065
Net income	—	173	—	173
Common stock dividends	—	(160)	—	(160)

Balance, June 30, 2014	$2,415	$662	$1	$3,078

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Operating revenues
Operating revenues	$651	$649	$1,689	$1,525
Operating revenues from affiliates	2	4	18	8

Total operating revenues	653	653	1,707	1,533

Operating expenses
Purchased power and fuel	183	189	592	501
Purchased power from affiliate	85	99	205	212
Operating and maintenance	163	139	326	266
Operating and maintenance from affiliates	25	21	50	37
Depreciation and amortization	89	82	197	175
Taxes other than income	53	54	113	109

Total operating expenses	598	584	1,483	1,300

Operating income	55	69	224	233

Other income and (deductions)
Interest expense	(23)	(28)	(47)	(58)
Interest expense to affiliates, net	(4)	(4)	(8)	(8)
Other, net	5	4	9	9

Total other income and (deductions)	(22)	(28)	(46)	(57)

Income before income taxes	33	41	178	176
Income taxes	14	16	72	70

Net income	19	25	106	106
Preference stock dividends	3	3	6	6

Net income attributable to common shareholder	16	22	100	100

Comprehensive income	$19	$25	$106	$106

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2014	2013
Cash flows from operating activities
Net income	$106	$106
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	197	175
Deferred income taxes and amortization of investment tax credits	47	98
Other non-cash operating activities	89	61
Changes in assets and liabilities:
Accounts receivable	44	(58)
Receivables from and payables to affiliates, net	(12)	(11)
Inventories	—	4
Accounts payable, accrued expenses and other current liabilities	(74)	(28)
Counterparty collateral received, net	27	—
Income taxes	(14)	(33)
Pension and non-pension postretirement benefit contributions	(8)	(11)
Other assets and liabilities	8	63

Net cash flows provided by operating activities	410	366

Cash flows from investing activities
Capital expenditures	(313)	(264)
Change in restricted cash	(30)	3
Other investing activities	11	4

Net cash flows used in investing activities	(332)	(257)

Cash flows from financing activities
Changes in short-term borrowings	(65)	—
Issuance of long-term debt	—	300
Retirement of long-term debt	(35)	(33)
Dividends paid on preference stock	(6)	(6)
Other financing activities	12	(2)

Net cash flows (used in) provided by financing activities	(94)	259

Increase (decrease) in cash and cash equivalents	(16)	368
Cash and cash equivalents at beginning of period	31	89

Cash and cash equivalents at end of period	$15	$457

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15	$31
Restricted cash and cash equivalents	58	28
Accounts receivable, net
Customer	419	480
Other	102	114
Income taxes receivable	44	30
Inventories, net
Gas held in storage	48	53
Materials and supplies	33	28
Deferred income taxes	11	2
Prepaid utility taxes	—	57
Regulatory assets	178	181
Other	8	7

Total current assets	916	1,011

Property, plant and equipment, net	6,030	5,864
Deferred debits and other assets
Regulatory assets	499	524
Investments	4	5
Investments in affiliates	8	8
Prepaid pension asset	396	423
Other	24	26

Total deferred debits and other assets	931	986

Total assets(a)	$7,877	$7,861

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$70	$135
Long-term debt due within one year	72	70
Accounts payable	205	270
Accrued expenses	95	111
Deferred income taxes	39	27
Payables to affiliates	55	55
Customer deposits	87	76
Regulatory liabilities	63	48
Other	61	35

Total current liabilities	747	827

Long-term debt	1,904	1,941
Long-term debt to financing trust	258	258
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,814	1,773
Asset retirement obligations	17	19
Non-pension postretirement benefits obligations	215	217
Regulatory liabilities	202	204
Other	65	67

Total deferred credits and other liabilities	2,313	2,280

Total liabilities(a)	5,222	5,306

Commitments and contingencies
Shareholders’ equity
Common stock	1,360	1,360
Retained earnings	1,105	1,005

Total shareholder’s equity	2,465	2,365

Preference stock not subject to mandatory redemption	190	190

Total equity	2,655	2,555

Total liabilities and shareholders’ equity	$7,877	$7,861

(a)

BGE’s consolidated assets include $31 million and $31 million at June 30, 2014 and December 31, 2013, respectively, of BGE’s consolidated VIE that can only be used to settle the liabilities of the VIE. BGE’s consolidated liabilities include $234 million and $269 million at June 30, 2014 and December 31, 2013, respectively, of BGE’s consolidated VIE for which the VIE creditors do not have recourse to BGE. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity	Preference stock not subject to mandatory redemption	Total Equity
Balance, December 31, 2013	$1,360	$1,005	$2,365	$190	$2,555
Net income	—	106	106	—	106
Preference stock dividends	—	(6)	(6)	—	(6)

Balance, June 30, 2014	$1,360	$1,105	$2,465	$190	$2,655

See the Combined Notes to Consolidated Financial Statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data, unless otherwise noted)

1.    Basis of Presentation (Exelon, Generation, ComEd, PECO and BGE)

Exelon is a utility services holding company engaged through its principal subsidiaries in the energy generation and energy distribution businesses. On April 1, 2014, Generation assumed the operating licenses and corresponding operational control of CENG’s nuclear fleet. As a result, Exelon and Generation consolidated CENG’s financial position and results of operations into their businesses. Prior to April 1, 2014, Exelon and Generation accounted for CENG as an equity method investment. Refer to Note 6 — Investment in CENG for further information regarding the integration transaction.

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

Certain prior year amounts in the Exelon, Generation and BGE Consolidated Statement of Operations have been reclassified between line items for comparative purposes and correction of prior period classification errors identified in 2013. The reclassifications did not affect any of the Registrants’ net income or cash flows from operating activities. Exelon corrected the presentation of Purchased power and fuel from affiliates of $287 million and $605 million on its Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013, respectively. Generation corrected the presentation of Purchased power and fuel from affiliates of $290 million and $611 million on its Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013, respectively. Generation also corrected the presentation of Interest expense to affiliates, net of $16 million and $34 million on its Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2013, respectively. BGE corrected its presentation of Interest expense to affiliates, net of $4 million and $8 million on the Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2013, respectively.

The accompanying consolidated financial statements as of June 30, 2014 and 2013 and for the six months then ended are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2013 Consolidated Balance Sheets were obtained from audited financial statements. Financial results for interim

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2014. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Notes to Combined Consolidated Financial Statements of all Registrants included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of their respective 2013 Form 10-K Reports.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued authoritative guidance that changes the criteria for recognizing revenue from a contract with a customer. The new guidance replaces existing guidance on revenue recognition, including most industry specific guidance, with a five step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and the related cash flows. The guidance is effective for the Registrants for the first interim period within annual reporting periods beginning on or after December 15, 2016. Early adoption is not permitted. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Registrants are currently assessing the impacts this guidance may have on their financial positions, results of operations, cash flows and disclosures as well as the transition method that they will use to adopt the guidance.

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

At June 30, 2014 and December 31, 2013, Exelon, Generation, and BGE collectively consolidated six and four VIEs or VIE groups, respectively, for which the applicable Registrant was the primary beneficiary (see detail by Registrant below). As of June 30, 2014 and December 31, 2013, the Registrants had significant interests in nine and eight other VIEs, respectively, for which the Registrants do not have the power to direct the entities’ activities and, accordingly, were not the primary beneficiary.

Through March 31, 2014, CENG was operated as a joint venture with EDFI and was governed by a board of ten directors, five of which were appointed by Generation and five by EDF. CENG was designed to operate under joint and equal control of Generation and EDFI; therefore, CENG was not subject to VIE guidance. Accordingly, Generation’s 50.01% interest in CENG was accounted for as an equity method investment. On April 1, 2014, Generation, CENG, and subsidiaries of CENG executed the NOSA pursuant to which Generation now conducts all activities associated with the operations of the CENG fleet and provides corporate and administrative services to CENG for the remaining life of the CENG nuclear plants as if they were a part of the Generation nuclear fleet, subject to the CENG member rights of EDFI. As a result of executing the NOSA, CENG now qualifies as a VIE due to the disproportionate relationship between Generation’s 50.01% equity ownership interest and its role in conducting the operational activities of CENG conveyed through the NOSA. Further, since Generation is conducting the operational activities of CENG, Generation qualifies as the primary beneficiary of CENG and, therefore, is required to consolidate the financial position and results of operations of CENG. On April 1, 2014, Exelon and Generation derecognized Generation’s equity method investment in CENG and reflected all assets, liabilities, and the EDFI non-controlling interest in CENG at fair value on the consolidated balance sheets of Exelon and Generation, resulting in the recognition of a $261 million gain in their respective consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014. For additional information on this transaction refer to Note 6 — Investment in Constellation Energy Nuclear Group, LLC.

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

Consolidated Variable Interest Entities

Exelon, Generation and BGE’s consolidated VIEs consist of:

•	BondCo, a special purpose bankruptcy remote limited liability company formed by BGE to acquire, hold, and issue and service bonds secured by rate stabilization property,

•	a retail gas group formed by Generation to enter into a collateralized gas supply agreement with a third-party gas supplier,

•	a group of solar project limited liability companies formed by Generation to build, own and operate solar power facilities,

•	several wind project companies designed by Generation to develop, construct and operate wind generation facilities,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•	certain retail power companies for which Generation is the sole supplier of energy, and

•	Constellation Energy Nuclear Group, Inc. (CENG).

As of June 30, 2014 and December 31, 2013, ComEd and PECO do not have any material consolidated VIEs.

As of June 30, 2014 and December 31, 2013, Exelon, Generation, and BGE provided the following support to the consolidated VIEs:

•

In the case of BondCo, BGE is required to remit all payments it receives from all residential customers through non-bypassable, rate stabilization charges to BondCo. During the three and six months ended June 30, 2014, BGE remitted $21 million and $42 million, respectively, to BondCo. During the three and six months ended June 30, 2013, BGE remitted $17 million and $39 million, respectively, to BondCo.

•

Generation provides operating and capital funding to the solar entities for ongoing construction, operations and maintenance of the solar power facilities and provides limited recourse related to the Antelope Valley project.

•

Generation and Exelon, where indicated, provide the following support to CENG (See Note 25 — Related Party Transactions of the Exelon 2013 Form 10-K and Note 6 — Investment in Constellation Energy Nuclear Group, LLC for additional information regarding Generation and Exelon’s transactions with CENG).

•

under the Nuclear Operating Services Agreement (NOSA), Generation conducts all activities related to the operation of the CENG nuclear generation fleet owned by CENG subsidiaries (the CENG fleet) and provides corporate and administrative services for the remaining life of the CENG nuclear plants as if they were a part of the Generation nuclear fleet, subject to the CENG member rights of EDF Inc. (EDFI) (a subsidiary of EDF),

•	under the Power Services Agency Agreement (PSAA), Generation provides scheduling, asset management, and billing services to CENG fleet for the remaining life of the CENG nuclear plants,

•

under power purchase agreements with CENG, Generation will purchase 85% of the available output generated by CENG nuclear plants for the remainder of 2014 and 50.01% from 2015 through the end of the life of each respective plant under power purchase agreements with CENG,

•	Generation provided a $400 million loan to CENG,

•

Generation executed an Indemnity Agreement pursuant to which Generation agreed to indemnify EDF and its affiliates against third-party claims that may arise from any future nuclear incident (as defined in the Price Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this indemnity. (See Note 18 — Commitments and Contingencies for more details),

•

in connection with CENG’s severance obligations, Generation has agreed to reimburse CENG for a total of approximately $6 million of the severance benefits paid or to be paid in 2013 through 2016. As of June 30, 2014, the remaining obligation is approximately $4 million (See Integration-Related Severance under Note 14 — Severance for additional details),

•

Generation and EDFI share in the $637 million of contingent payment obligations for the payment of contingent retrospective premium adjustments for the nuclear liability insurance (See Note 18 — Commitments and Contingencies for more details),

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•

Generation provides a $7 million guarantee associated with hazardous waste management facilities and underground storage tanks. In addition, EDFI executed a reimbursement agreement that provides reimbursement to Exelon for 49.99% of any amounts paid by Generation under this guarantee,

•

Generation and EDFI are the members-insured with Nuclear Electric Insurance Limited and have assigned the loss benefits under the insurance and the NEIL premium costs to CENG and guarantee the obligations of CENG under these insurance programs in proportion to their respective member interests (See Note 18 — Commitments and Contingencies for more details), and

•	Exelon has executed an agreement to provide up to $245 million to support the operations of CENG as well as a $165 million guarantee of CENG’s cash pooling agreement with its subsidiaries.

•	Generation provides approximately $4 million in credit support for the retail power companies, and

•	Generation provides a $75 million parental guarantee to the third-party gas supplier in support of its retail gas group.

For each of the consolidated VIEs, except as otherwise noted:

•	The assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE;

•	Exelon, Generation and BGE did not provide any additional material financial support to the VIEs;

•	Exelon, Generation and BGE did not have any material contractual commitments or obligations to provide financial support to the VIEs; and

•	the creditors of the VIEs did not have recourse to Exelon’s, Generation’s or BGE’s general credit.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in Exelon’s, Generation’s, and BGE’s consolidated financial statements at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014			December 31, 2013
	Exelon(a)(b)	Generation(b)	BGE	Exelon(a)	Generation	BGE
Current assets	$991	$956	$28	$484	$446	$28
Noncurrent assets	7,426	7,407	3	1,905	1,884	3

Total assets	$8,417	$8,363	$31	$2,389	$2,330	$31

Current liabilities	$815	$732	$76	$566	$481	$74
Noncurrent liabilities	2,911	2,738	158	774	562	195

Total liabilities	$3,726	$3,470	$234	$1,340	$1,043	$269

(a)	Includes certain purchase accounting adjustments not pushed down to the BGE standalone entity.
(b)	Includes total assets of $5.8 billion and total liabilities of $2.4 billion due to the consolidation of CENG begining April 1, 2014. See Note 6 — Investment in CENG for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Included within the balances above are assets and liabilities of certain consolidated VIEs for which the assets can only be used to settle obligations of those VIEs, and liabilities that creditors, or beneficiaries, do not have recourse to the general credit of the Registrants. As of June 30, 2014 and December 31, 2013, these assets and liabilities primarily consisted of the following:

	June 30, 2014			December 31, 2013
	Exelon	Generation	BGE	Exelon	Generation	BGE
Cash and cash equivalents	$126	$126	$—	$62	$62	$—
Restricted cash	75	47	28	80	52	28
Accounts receivable, net
Customer	296	296	—	260	260	—
Other	133	133	—	—	—	—
Inventory
Fossil fuel	103	103	—	2	2	—
Materials and supplies	165	165	—	—	—	—
Other current assets	61	54	—	53	42	—

Total current assets	959	924	28	457	418	28
Property, plant and equipment, net	4,603	4,603	—	1,171	1,171	—
Nuclear decommissioning trust funds	2,030	2,030	—	—	—	—
Goodwill	48	48	—	—	—	—
Other noncurrent assets	125	106	3	127	106	3

Total noncurrent assets	6,806	6,787	3	1,298	1,277	3

Total assets	$7,765	$7,711	$31	$1,755	$1,695	$31

Short-term borrowings	$40	$40	$—	$—	$—	$—
Long-term debt due within one year	84	5	72	85	5	70
Accounts payable	243	243	—	170	170	—
Accrued expenses	89	86	4	26	22	4
Mark-to-market derivative liabilities	24	24	—	29	29	—
Unamortized energy contracts	12	12	—	5	5	—
Other current liabilities	165	165	—	5	5	—

Total current liabilities	657	575	76	320	236	74
Long-term debt	258	84	158	298	86	195
Asset retirement obligations	1,731	1,731	—	—	—	—
Pension obligation(a)	133	133	—	—	—	—
Non-pension postretirement benefit	136	136	—	—	—	—
Unamortized energy contracts	18	18	—	12	12	—
Other noncurrent liabilities	178	178	—	28	28	—

Noncurrent liabilities	2,454	2,280	158	338	126	195

Total liabilities	$3,111	$2,855	$234	$658	$362	$269

(a)

Includes the CNEG retail gas’ pension obligation, which is presented as a net asset balance within the Prepaid Pension asset line item on Generation’s balance sheet. See Note 13 — Retirement Benefits for additional details.

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

As of June 30, 2014 and December 31, 2013, Exelon and Generation had significant unconsolidated variable interests in nine and eight VIEs, respectively, for which Exelon or Generation, as applicable, was not the primary beneficiary; including certain equity method investments and certain commercial agreements. The increase in the number of unconsolidated VIEs is due to an investment in another unconsolidated VIE and the execution of an energy purchase and sale agreement with an unconsolidated VIE, offset by the sale of Generation’s ownership interest in one unconsolidated VIE. The following tables present summary information about Exelon and Generation’s significant unconsolidated VIE entities:

June 30, 2014	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$119	$325	$444
Total liabilities(a)	2	120	122
Exelon’s ownership interest in VIE(a)	—	63	63
Other ownership interests in VIE(a)	117	142	259
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	73	73
Contract intangible asset	9	—	9
Debt and payment guarantees	—	3	3
Net assets pledged for Zion Station decommissioning(b)	45	—	45

December 31, 2013	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$128	$332	$460
Total liabilities(a)	17	123	140
Exelon’s ownership interest in VIE(a)	—	86	86
Other ownership interests in VIE(a)	111	123	234
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	7	67	74
Contract intangible asset	9	—	9
Debt and payment guarantees	—	5	5
Net assets pledged for Zion Station decommissioning(b)	44	—	44

(a)

These items represent amounts on the unconsolidated VIE balance sheets, not on Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

These items represent amounts on Exelon’s and Generation’s Consolidated Balance Sheets related to the asset sale agreement with ZionSolutions, LLC. The net assets pledged for Zion Station decommissioning includes gross pledged assets of $402 million and $458 million as of June 30, 2014 and December 31, 2013, respectively; offset by payables to ZionSolutions LLC of $357 million and $414 million as of June 30, 2014 and December 31, 2013, respectively. These items are included to provide information regarding the relative size of the ZionSolutions LLC unconsolidated VIE.

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

4.    Mergers, Acquisitions and Dispositions

Proposed Merger with Pepco Holdings, Inc. (Exelon)

Description of Transaction

On April 29, 2014, Exelon and Pepco Holdings, Inc. (PHI) signed an agreement and plan of merger (as subsequently amended and restated as of July 18, 2014, the Merger Agreement) to combine the two companies in an all cash transaction. The resulting company will retain the Exelon name and be headquartered in Chicago. Under the Merger Agreement, PHI’s shareholders will receive $27.25 of cash in exchange for each share of PHI common stock. In connection with the Merger Agreement, Exelon entered into a subscription agreement under which it purchased $90 million of a new class of nonvoting, nonconvertible and nontransferable preferred securities of PHI, in the second quarter of 2014, with additional investments of $18 million to be made quarterly up to a maximum aggregate investment of $180 million. PHI has the right to redeem the preferred securities at its option for the purchase price paid plus accrued dividends, if any. The $90 million of PHI preferred securities are included in Other non-current assets on Exelon’s Consolidated Balance Sheet as of June 30, 2014. Exelon expects total cash required to fund the acquisition of common stock and preferred securities plus other related acquisition costs to total approximately $7.2 billion.

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

Exelon has been named in suits filed in the Delaware Chancery Court alleging that individual directors of PHI breached their fiduciary duties by entering into the proposed merger transaction and Exelon aided and abetted the individual directors’ breaches. The suits seek to enjoin PHI from completing the merger or seek rescission of the merger if completed. In addition, they also seek unspecified damages and costs. Exelon intends to vigorously defend these suits. Exelon does not believe these suits will impact the completion of the transaction, and they are not expected to have a material impact on Exelon’s results of operations.

Through June 30, 2014, Exelon has incurred approximately $25 million of expense associated with the transaction, primarily related to fees incurred as part of the acquisition. As part of the applications for approval of the merger, Exelon and PHI have proposed a package of benefits to PHI utilities’ customers which results in a direct investment of more than $100 million. The Merger Agreement also provides for termination rights on behalf of both parties. Under certain circumstances, if the Merger Agreement is terminated, PHI may be required to pay Exelon a termination fee ranging from $259 million to $293 million plus certain expenses. If the Merger

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Agreement does not close due to a regulatory failure, Exelon may be required to pay PHI a termination fee equal to the amount of purchased nonvoting preferred securities (described above), by means of PHI redeeming the outstanding nonvoting preferred securities for no consideration other than the nominal par value of the stock. The companies anticipate closing the transaction in the second or third quarter of 2015, subject to receipt of required regulatory approvals.

Merger Financing

Exelon intends to fund the all-cash transaction using a combination of approximately $3.5 billion of debt, up to $1.0 billion cash from asset sales primarily at Generation, and the remainder through issuance of equity (including mandatory convertible securities). On June 11, 2014, Exelon marketed an equity offering of 57.5 million shares of its common stock at a public offering price of $35 per share in connection with forward sales agreements and $1.2 billion of junior subordinated notes in the form of 23 million equity units. In addition, Exelon signed a 364-day $7.2 billion senior unsecured bridge credit facility to support the contemplated transaction and provide flexibility for timing of permanent financing, which has subsequently been reduced to $4.2 billion as a result of the equity issuances. See Note 10 — Debt and Credit Agreements and Note 16 — Common Stock for more information.

Safe Harbor Water Power Corporation (Exelon and Generation)

On May 15, 2014, Generation entered into a Purchase and Sale Agreement with Brookfield Renewable Energy Partners L.P. to sell Generation’s 67% economic equity interest in the 417 MW Safe Harbor Water Power Corporation hydroelectric facility on the Susquehanna River in Pennsylvania (Safe Harbor). The total purchase price for the transaction is approximately $613 million. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to be completed in the third quarter of 2014, at which time Generation anticipates recording a pre-tax gain of approximately $332 million. The after-tax net cash proceeds of $375 million are expected to be used to finance a portion of the acquisition of PHI and for general corporate purposes.

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

Illinois Regulatory Matters

Energy Infrastructure Modernization Act (Exelon and ComEd).    Since 2011, ComEd’s distribution rates are established through a performance-based rate formula, pursuant to EIMA. Participating utilities are required to file an annual update to the performance-based formula rate tariff on or before May 1, with resulting rates effective in January of the following year. This annual formula rate update is based on prior year actual costs and current year projected capital additions. The update also reconciles any differences between the revenue requirement(s) in effect for the prior year and actual costs incurred for that year. ComEd’s earned rate of return on common equity is required to be within plus or minus 50 basis points (“the collar”) of the target rate of return determined as the annual average rate on 30-year treasury notes plus 580 basis points. Therefore, the collar limits favorable and unfavorable impacts of weather and load on distribution revenue. In addition, ComEd’s target rate of return on common equity is subject to reduction if ComEd does not deliver the reliability and customer service benefits, as defined, it has committed to over the ten-year life of the investment program. ComEd records regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement(s) in effect and ComEd’s best estimate of the revenue requirement

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

expected to be approved by the ICC for that year’s reconciliation. As of June 30, 2014, and December 31, 2013, ComEd had recorded a net regulatory asset associated with the distribution formula rate of $439 million and $463 million, respectively. The regulatory asset associated with the distribution true-up will be amortized as the associated amounts are recovered through rates.

On April 16, 2014, ComEd filed its annual distribution formula rate update with the ICC. The filing establishes the revenue requirement used to set the rates that will take effect in January 2015 after the ICC’s review and approval, which is due by December 2014. The revenue requirement requested is based on 2013 actual costs plus projected 2014 capital additions as well as an annual reconciliation of the revenue requirement in effect in 2013 to the actual costs incurred that year. ComEd’s 2014 filing request includes a total increase to the net revenue requirement of $269 million, reflecting an increase of $174 million for the initial revenue requirement for 2014 and an increase of $95 million related to the annual reconciliation for 2013. The revenue requirement for 2014 provides for a weighted average debt and equity return on distribution rate base of 7.06% inclusive of an allowed return on common equity of 9.25%, reflecting the average rate on 30-year treasury notes plus 580 basis points. The annual reconciliation for 2013 provided for a weighted average debt and equity return on distribution rate base of 7.04% inclusive of an allowed return on common equity of 9.20%, reflecting the average rate on 30-year treasury notes plus 580 basis points less a performance metrics penalty of 5 basis points.

EIMA also provides a structure for substantial capital investment by utilities over a ten-year period to modernize Illinois’ electric utility infrastructure. Participating utilities are required to file an annual update on their AMI implementation progress. On April 1, 2014, ComEd filed an annual progress report on its AMI Implementation Plan with the ICC. The ICC ruled that no investigation would be opened in regards to that April filing. In March, 2014, ComEd filed a petition with the ICC for approval to accelerate the deployment of AMI meters. On June 11, 2014, the ICC approved ComEd’s accelerated deployment plan which allows for the installation of more than four million smart meters throughout ComEd’s service territory by 2018, three years in advance of the originally scheduled 2021 completion date. To date, nearly 350,000 smart meters have been installed in the Chicago area.

Appeal of the 2012 Formula Rate Tariff (Exelon and ComEd).    On April 30, 2012, ComEd filed its annual distribution formula rate update. On December 20, 2012, the ICC issued its final order, which increased the revenue requirement by $73 million, in conformity with the formula rate structure provided in the ICC’s May 2012 and Rehearing Orders. The $73 million reflected an increase of $80 million for the initial revenue requirement for 2012 and a decrease of $7 million for the annual reconciliation for 2011. The rate increase was set using an allowed return on capital of 7.54% (inclusive of an allowed return on common equity of 9.81%). The rates took effect in January 2013. ComEd and intervenors requested a rehearing on specific issues, which was denied by the ICC. ComEd and intervenors also filed appeals with the Illinois Appellate Court.

On June 30, 2014, the Illinois Appellate Court issued its opinion in the Appeal of the 2012 Formula Rate Tariff. Two of the three issues appealed (billing determinants and the use of certain allocators) were the same issues previously rejected by the Court in the Appeal of Initial Formula Rate Tariff (see Appeal of Initial Formula Rate Tariff discussed below). The Court re-affirmed the ICC’s order and rejected ComEd’s arguments. However, on the third issue (rate case expenses), the Court allowed for the possibility of future recovery. The Court’s opinion has no accounting impact as ComEd recorded the distribution formula regulatory asset consistent with the ICC’s final Order.

Appeal of Initial Formula Rate Tariff (Exelon and ComEd).    On March 26, 2014, the Illinois Appellate Court issued an opinion with respect to ComEd’s appeal of the ICC’s order relating to ComEd’s initial formula rate tariff. The most significant financial issues under appeal related to ICC findings that were counter to the formula rate legislation and were clarified by subsequent legislation (Senate Bill 9). Therefore, only a subset of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the issues originally appealed remained. The Court found against ComEd on each of the remaining issues: compensation related adjustments, billing determinants and the use of certain allocators. The Court’s opinion has no accounting impact as ComEd recorded the distribution formula regulatory asset consistent with the ICC’s final Order.

ComEd has asked the Illinois Supreme Court to hear the issue of allocation between State and Federal regulatory jurisdictions. On June 4, 2014, ComEd filed a Petition for Leave to Appeal with the Illinois Supreme Court solely on the issue of allocation between FERC and ICC jurisdictional costs. On July 2, the ICC filed its Answer to the Petition, arguing that Supreme Court review is not necessary or appropriate. Under the rules, ComEd is not allowed to reply to the ICC filing. There is no set time by which the Court must decide rule on the Petition. ComEd cannot predict whether the Court will grant the appeal, or if it does, the ultimate outcome.

Advanced Metering Program Proceeding (Exelon and ComEd).    As part of ComEd’s 2007 electric distribution rate case, the ICC approved recovery of costs associated with ComEd’s System Modernization Program (Rider SMP) for the limited purpose of implementing a pilot program for AMI. In October 2009, the ICC approved ComEd’s AMI pilot program and associated rider (Rider AMP). ComEd collected approximately $24 million under Rider AMP and had no collections under Rider SMP through June 30, 2014. In ComEd’s 2010 electric distribution rate case, the ICC approved ComEd’s transfer of certain other costs from recovery under Rider AMP to recovery through electric distribution rates.

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

In October 2013, the ICC opened an investigation on Rider AMP to determine if a refund is required and if so, to determine the appropriate refund amount. The ALJ presiding over the investigation requested each party provide a pre-trial memorandum describing their positions, which were submitted on April 10, 2014. The ICC Staff and the Illinois Attorney General proposed a refund of $14.6 million, representing the amount they claim was collected under Rider AMP since September 30, 2010, the date the Illinois Appellate Court reversed the ICC’s approval of the cost recovery provisions of Rider SMP. ComEd believes no refund is appropriate and that any refund obligation associated with Rider AMP should be prospective from no earlier than the date of the Illinois Appellate Court’s order on Rider AMP, or March 19, 2012, which would represent a refund of approximately $0.4 million. During the second quarter of 2014, ComEd reached a tentative proposed agreement to jointly resolve the disputed refund claim. Any joint agreement must ultimately be approved by the ICC through its investigation. At June 30, 2014, ComEd recorded a regulatory liability of approximately $9 million based on its assessment of the likely outcome of the matter. ComEd cannot predict the ultimate outcome of the ICC’s investigation and therefore, actual refunds, if any, may differ from the estimated liability recorded at June 30, 2014.

Grand Prairie Gateway Transmission Line (ComEd).    On December 2, 2013, ComEd filed a request to obtain the ICC’s approval to construct a 57-mile, overhead 345kV transmission line that traverses Ogle, DeKalb, Kane and DuPage Counties in Northern Illinois. Numerous stakeholders are participating in the proceeding and ComEd expects the ICC to rule on its request by October 27, 2014. On May 28, 2014, in a separate proceeding, FERC issued an order granting ComEd’s request to include 100% of the capital costs recorded to construction work in progress during construction of the line in ComEd’s transmission rate base. If the project is cancelled or abandoned for reasons beyond ComEd’s control, FERC approved the ability for ComEd to recover 100% of its prudent costs incurred after May 21, 2014 and 50% of its costs incurred prior to May 21, 2014 in ComEd’s transmission rate base.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Illinois Procurement Proceedings (Exelon, Generation and ComEd).    ComEd is permitted to recover its electricity procurement costs from retail customers without mark-up. Since June 2009, as a result of the Illinois Settlement Legislation, the IPA designs, and the ICC approves, an electricity supply portfolio for ComEd and the IPA administers a competitive process under which ComEd procures its electricity supply from various suppliers, including Generation. On December 18, 2013, the ICC approved the IPA’s procurement plan covering the period June 2014 through May 2019.

The Illinois Settlement Legislation requires ComEd to purchase an increasing percentage of the electricity for customer deliveries from renewable energy resources. Purchases by customers of electricity from competitive generation suppliers, whether as a result of the customers’ own actions or as a result of municipal aggregation, are not included in this calculation and have the effect of reducing ComEd’s purchase obligation. ComEd entered into several 20-year contracts with unaffiliated suppliers in December 2010 regarding the procurement of long-term renewable energy and associated RECs in order to meet its obligations under the state’s RPS. Under the Illinois Settlement Legislation, all associated costs are recoverable from customers. The ICC did not require the acquisition of additional renewable resources for the period June 2014 through May 2015 due to ComEd expecting to exceed the renewable cost cap.

The IPA’s 2014-2019 plan provides for two separate energy procurements during 2014 to address potential fluctuations in energy demand due to customer switching between ComEd and competitive electric generation suppliers. The ICC also approved the IPA’s expansion of energy efficiency programs for both ComEd and Ameren. As of June 30, 2014, ComEd has completed the first ICC-approved procurement process for a portion of its energy requirements through the periods ending May 31, 2015, 2016 and 2017. See Note 18 — Commitments and Contingencies for additional information on ComEd’s energy commitments.

During 2013, the ICC approved, and directed ComEd and Ameren (the Utilities) to enter into 20-year sourcing agreements with FutureGen Industrial Alliance, Inc (FutureGen), under which FutureGen will retrofit and repower an existing plant in Morgan County, Illinois to a 166 MW near zero emissions coal-fueled generation plant, with an assumed commercial operation date in 2017. The sourcing agreement provides that the Utilities will pay FutureGen’s contract prices, which are set annually pursuant to a formula rate. The contract prices are based on the difference between the costs of the facility and the revenues FutureGen receives from selling capacity and energy from the unit into the MISO or other markets, as well as any other revenue FutureGen receives from the operation of the facility. The order also directs the Utilities to recover (or pass along) these costs from the Utilities’ distribution system customers, regardless of whether they purchase electricity from the utility or from competitive electric generation suppliers. In February 2013, ComEd filed an appeal with the Illinois Appellate Court questioning the legality of requiring ComEd to procure power for retail customers purchasing electricity from competitive electric generation suppliers. On July 22, 2014, the Illinois Appellate Court issued its ruling re-affirming the ICC’s order requiring ComEd to enter into the contract with FutureGen and allowing ComEd to recover the associated costs from retail customers purchasing electricity from both ComEd and competitive electric generation suppliers. ComEd is assessing the Court’s order and is in process of determining the appropriate course of action.

On August 22, 2013, the Utilities executed the sourcing agreement with FutureGen in accordance with the ICC order. However, in the event the order is reversed as a result of the appeal, ComEd’s obligations under the sourcing agreement would be suspended. In June 2014, ComEd filed a petition with the ICC seeking approval of a tariff allowing ComEd to recover its costs associated with the FutureGen contract from all of its delivery service customers. An order approving that tariff is expected before the end of 2014. Depending on the ultimate outcome of the outstanding appeals, and petitions, the eventual market conditions and the cost of the facility, the sourcing agreement could have a material adverse impact on Exelon’s and ComEd’s cash flows and financial positions.

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

In the second DSP Program, PECO is procuring electric supply for its default electric customers through five competitive procurements. The load for the residential and small and medium commercial classes is served through competitively procured fixed price, full requirements contracts of two years or less. For the large commercial and industrial class load, PECO has competitively procured contracts for full requirements default electric generation with the price for energy in each contract set to be the hourly price of the spot market during the term of delivery. In December 2012 and February 2013, PECO entered into contracts with PAPUC-approved bidders, including Generation, for its residential and small and medium commercial classes that began in June 2013. In September 2013, PECO entered into contracts with PAPUC-approved bidders, including Generation, for its residential and small and medium commercial classes that began in December 2013. In January 2014, PECO entered into contracts with PAPUC-approved bidders, including Generation, for its residential and small, medium, and large commercial classes that began in June 2014. Charges incurred for electric supply procured through contracts with Generation are included in purchased power from affiliates on PECO’s Statement of Operations and Comprehensive Income.

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

Smart Meter and Smart Grid Investments (Exelon and PECO).    Pursuant to Act 129 and the follow-on Implementation Order of 2009, in April 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan (SMPIP), under which PECO will install more than 1.6 million smart meters and an AMI communication network by 2020. The first phase of PECO’s SMPIP, which was completed on June 19, 2013, included the installation of an AMI communications network and the deployment of 600,000 smart meters to communicate with that network. On May 31, 2013, PECO and interested parties filed a Joint Petition for Settlement of the universal deployment plan with the PAPUC which was approved without modification on August 15, 2013. The Joint Petition for Settlement supports all material aspects of PECO’s universal deployment plan, including cost recovery, excluding certain amounts discussed below. Universal deployment is the second phase of PECO’s SMPIP, under which PECO will deploy substantially all of the 1.6 million smart meters on an accelerated basis by the end of 2014. In total, PECO currently expects to spend up to $595 million, excluding the cost of the original meters (as further described below), on its smart meter infrastructure and approximately $120 million on smart grid investments through 2014 of which $200 million will be funded by SGIG as discussed

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

below. As of June 30, 2014, PECO has spent $480 million and $119 million on smart meter and smart grid infrastructure, respectively, not including the DOE reimbursements received to date.

Pursuant to the ARRA of 2009, PECO and the DOE entered into a Financial Assistance Agreement to extend PECO $200 million in non-taxable SGIG funds of which $140 million relates to smart meter deployment and $60 million relates to smart grid infrastructure. As part of the agreement, the DOE has a conditional ownership interest in qualifying Federally-funded project property and equipment, which is subordinate to PECO’s existing mortgage. The SGIG funds are being used to offset the total impact to ratepayers of the smart meter deployment required by Act 129. As of June 30, 2014, PECO has received $198 million, including $4 million for sub-recipients, of the $200 million in reimbursements. PECO’s outstanding receivable from the DOE for reimbursable costs was $2 million as of June 30, 2014, which has been recorded in Other accounts receivable, net on Exelon’s and PECO’s Consolidated Balance Sheets.

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

Following PECO’s decision, as of October 9, 2012, PECO will no longer use the original smart meters. For the meters that will no longer be used, the accounting guidance requires that any difference between the carrying value and net realizable value be recognized in the current period’s earnings, before considering potential regulatory recovery. The cost of the original meters, including installation and removal costs, owned by PECO was approximately $17 million, net of approximately $16 million of reimbursements from the DOE and approximately $2 million of depreciation. PECO requested and received approval from the DOE that the original meters continue to be allowable costs and that any settlement with the vendor will not be considered project income. In addition, PECO remains eligible for the full $200 million in SGIG funds. On August 15, 2013, PECO entered into an agreement with the original vendor, which was part of the final agreement discussed below, under which PECO transferred the original uninstalled meters to the vendor and received $12 million in return. On January 23, 2014, PECO entered a final agreement with the vendor pursuant to which PECO will be reimbursed for amounts incurred for the original meters and related installation and removal costs, via cash payments and rebates on future purchases of licenses, goods and services primarily through 2017. PECO previously had intended to seek regulatory rate recovery in a future filing with the PAPUC of amounts not recovered from the vendor. As PECO believed such costs were probable of rate recovery based on applicable case law and past precedent on reasonably and prudently incurred costs, a regulatory asset was established at the time of the removals. As of December 31, 2013, $5 million was recorded on Exelon’s and PECO’s Consolidated Balance Sheets. Pursuant to the January 23, 2014, vendor agreement, PECO reclassified the regulatory asset balance as a receivable, which was fully collected as of June 30, 2014, with no gain or loss impacts on future results of operations.

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

On February 28, 2014, PECO filed a Petition for Approval to amend its EE&C Phase II Plan to continue its DLC demand reduction program for mass market customers from June 1, 2014 to May 31, 2016. PECO proposed to fund the estimated $10 million annual costs of the program by modifying incentive levels for other Phase II programs. The costs of the DLC program will be recovered through PECO’s Energy Efficiency Program Charge along with other Phase II Plan costs. In an April 23, 2014 Tentative Order, the PAPUC granted PECO’s Petition. The Order became final on May 5, 2014.

Pennsylvania Retail Electricity Market (Exelon and PECO).    The extreme weather experienced in early 2014 resulted in increased commodity costs causing certain shopping customers to receive unexpectedly high utility bills. In response to a significant number of customer complaints throughout Pennsylvania, on April 3, 2014, the PAPUC unanimously voted to adopt two rulemaking orders to address the issue. The first rulemaking order requires electric generation suppliers to provide more consumer education regarding their contract. The second rulemaking order requires electric distribution companies to enable customers to switch suppliers within three business days (known as accelerated switching). The improved customer education and accelerated switching are to be in place within 30 days and six months of approval of the orders, respectively. The Independent Regulatory Review Commission granted approval of the orders on May 22, 2014. The orders became final on June 14, 2014.

Maryland Regulatory Matters

2014 Maryland Electric and Gas Distribution Rate Case (Exelon and BGE).    On July 2, 2014, BGE filed an application for increases of $118 million and $68 million to its electric and gas base rates, respectively, with the MDPSC. The requested rates of return on equity in the application were 10.65% and 10.55% for electric and gas distribution, respectively. The new electric and gas distribution base rates are expected to take effect in late January 2015. BGE cannot predict the outcome of this proceeding or how much of the requested increases the MDPSC will approve.

2013 Maryland Electric and Gas Distribution Rate Case (Exelon and BGE).    On May 17, 2013, BGE filed an application for increases of $101 million and $30 million to its electric and gas base rates, respectively, with the MDPSC. The requested rates of return on equity in the application were 10.50% and 10.35% for electric and gas distribution, respectively. In addition to these requested rate increases, BGE’s application also included a request for recovery of incremental capital expenditures and operating costs associated with BGE’s proposed short-term reliability improvement plan (the “ERI initiative”) in response to a MDPSC order through a surcharge separate from base rates. On August 23, 2013, BGE filed an update to its rate request which altered the requested increase to electric base rates from $101 million to $83 million and the requested increase to gas base rates from $30 million to $24 million. On December 13, 2013, the MDPSC issued an order in BGE’s 2013 electric and natural gas distribution rate case for increases in annual distribution service revenue of $34 million and $12 million, respectively. The electric distribution rate increase was set using an allowed return on equity of 9.75% and the gas distribution rate increase was set using an allowed return on equity of 9.60%. The approved electric and natural gas distribution rates became effective for services rendered on or after December 13, 2013. As part of its December 13, 2013 decision granting BGE increases for its gas and electric distribution rates, the MDPSC also authorized BGE to recover through a surcharge mechanism costs associated with five ERI initiative

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

programs designed to accelerate electric reliability improvements. Such a decision, however, was premised upon the condition that the MDPSC approve specific projects scheduled for each year of the five-year program in advance of cost recovery through the surcharge mechanism. On March 31, 2014, after reviewing comments filed by the parties and conducting a hearing on the matter, the MDPSC approved all but one project proposed for completion in 2014 as part of the ERI initiative. As a result of the MDPSC’s decision, BGE estimates 2014 capital and operating and maintenance costs associated with the ERI initiative of $14.8 million and a revenue requirement of $1.4 million. The ERI initiative surcharge became effective June 1, 2014. BGE is required to file an update on the 2014 work plan and reliability performance information for the specific projects, along with its work plan and cost estimates for 2015, on or before November 1, 2014.

In January 2014, the residential consumer advocate in Maryland filed an appeal to the order issued by the MDPSC on December 13, 2013 in BGE’s 2013 electric and gas distribution rate cases. The nature of the appeal will not be known until further pleadings are filed by the residential consumer advocate. BGE cannot predict the outcome of this appeal.

Smart Meter and Smart Grid Investments (Exelon and BGE).    In August 2010, the MDPSC approved a comprehensive smart grid initiative for BGE that includes the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of $480 million of which $200 million has been recovered through a grant from the DOE. The MDPSC’s approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is implemented. As of June 30, 2014 and December 31, 2013, BGE recorded a regulatory asset of $94 million and $66 million, respectively, representing incremental costs, depreciation and amortization, and a debt return on fixed assets related to its AMI program. Additionally, the MDPSC has determined that the cost recovery for the non-AMI meters that BGE retires will be considered in a future depreciation proceeding.

On February 26, 2014, the MDPSC issued an Order authorizing BGE to impose a $75 upfront fee and an $11 recurring fee to customers electing to opt-out, effective the later of the first full billing cycle following July 1, 2014, or the AMI installation date in a customer’s community. The fees authorized by the order will be reviewed after an initial 12 to 18 month period. The ultimate impact of opt-out could affect BGE’s ability to demonstrate cost-effectiveness of the advanced metering system.

Overall, BGE continues to believe the recovery of smart grid initiative costs in future rates is probable as BGE expects to be able to demonstrate that the program benefits exceed costs.

The Maryland Strategic Infrastructure Development and Enhancement Program (Exelon and BGE).    In February 2013, the Maryland General Assembly passed legislation intended to accelerate gas infrastructure replacements in Maryland by establishing a mechanism for gas companies to promptly recover reasonable and prudent costs of eligible infrastructure replacement projects separate from base rate proceedings. On May 2, 2013, the Governor of Maryland signed the legislation into law, which took effect June 1, 2013. Under the new law, following a proceeding before the MDPSC and with the MDPSC’s approval of the eligible infrastructure replacement projects along with a corresponding surcharge, BGE could begin charging gas customers a monthly surcharge for infrastructure costs incurred after June 1, 2013. The legislation includes caps on the monthly surcharges to residential and non-residential customers, and would require an annual true-up of the surcharge revenues against actual expenditures. Investment levels in excess of the cap would be recoverable in a subsequent gas base rate proceeding at which time all costs for the infrastructure replacement projects would be included in gas distribution rates. Irrespective of the cap, BGE is required to file a gas rate case every five years under this legislation. On August 2, 2013, BGE filed its infrastructure replacement plan and associated surcharge. On January 29, 2014, the MDPSC issued a decision conditionally approving the first five years of BGE’s plan and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

surcharge. On March 26, 2014, the Maryland PSC approved as filed BGE’s proposed 2014 project list, tariff and associated surcharge amounts, with a surcharge that became effective April 1, 2014. BGE will defer the difference between the surcharge revenues and program costs as a regulated asset or liability, which was immaterial to Exelon and BGE as of June 30, 2014.

In February 2014, the residential consumer advocate in Maryland filed an appeal with the Baltimore City Circuit Court to the decision issued by the MDPSC on BGE’s infrastructure replacement plan. The residential consumer advocate filed its related legal memorandum on July 7, 2014, claiming that the MDPSC did not apply the appropriate consideration in approving BGE’s infrastructure replacement plan and associated surcharge. BGE has until August 7, 2014 to submit a response, and a hearing has been scheduled for September 5, 2014. BGE cannot predict the outcome of this appeal.

Federal Regulatory Matters

Transmission Formula Rate (Exelon, ComEd and BGE).    ComEd’s and BGE’s transmission rates are each established based on a FERC-approved formula. ComEd and BGE record regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement in effect and ComEd’s and BGE’s best estimate of the revenue requirement expected to be approved by the FERC for that year’s reconciliation. As of June 30, 2014, and December 31, 2013, ComEd had recorded a net regulatory asset associated with the transmission formula rate of $10 million and $17 million, respectively, and BGE had recorded a net regulatory asset associated with the transmission formula rate of $4 million and a net regulatory liability of $0 million, respectively. The regulatory asset associated with the transmission true-up will be amortized as the associated amounts are recovered through rates.

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

ComEd’s updated formula transmission rate currently provides for a weighted average debt and equity return on transmission rate base of 8.62%, inclusive of an allowed return on common equity of 11.50%, a decrease from the 8.70% average debt and equity return previously authorized. As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.50% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55%.

On April 28, 2014, BGE filed its annual formula rate update with the FERC. The filings established the revenue requirement used to set rates that took effect in June 2014, subject to review by the FERC and other parties, which is due by October 2014. The revenue requirement is based on 2013 actual costs plus forecasted 2014 capital additions as well as an annual reconciliation of the revenue requirement in effect starting in June 2013 to the actual cost incurred in 2013. The update resulted in a revenue requirement of $167 million plus a $4 million adjustment related to the reconciliation of 2013 actual costs for a net revenue requirement of $171 million. This compares to the 2013 revenue requirement of $158 million offset by a $1 million reduction related

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

to the reconciliation of 2012 actual costs for a net revenue requirement of $157 million. The increase in the revenue requirement is primarily driven by higher depreciation expense and an increased level of return on investment associated with a higher equity ratio and increased rate base.

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

FERC Transmission Complaint (Exelon and BGE).    On February 27, 2013, consumer advocates and regulators from the District of Columbia, New Jersey, Delaware and Maryland, and the Delaware Electric Municipal Cooperatives (the parties), filed a complaint at FERC against BGE and the PHI companies relating to their respective transmission formula rates. BGE’s formula rate includes a 10.8% base rate of return on common equity (ROE) for most investments included in its rate base and 11.3% for the remaining transmission investment (the latter of which is conditioned upon crediting the first 50 basis points of any incentive ROE adders). The parties seek a reduction in the base return on equity to 8.7% and changes to the formula rate process. FERC docketed the matter and set April 3, 2013 as the deadline for interventions, protests and answers. Under FERC rules, the revenues subject to refund are limited to a fifteen month period, and the earliest date from which the base return on equity could be adjusted and refunds required is the date of the complaint. On March 19, 2013, BGE filed a motion to dismiss or sever the complaint. On June 19, 2014, FERC issued an order in another case involving New England Transmission Owners (NETOs), changing its methodology to determine ROE rates for public utilities. The result was a reduction in the NETO’s ROE from 11.14% to 10.57%, with a possible further adjustment in either direction based on additional paper hearing submissions. On July 21, 2014, the NETOs filed a Request for Rehearing and Clarification with FERC of the June 19, 2014 order. Among other things, the NETOs assert that the 11.14% is reasonable based on the new methodology. As of June 30, 2014, BGE believes it is probable that BGE’s base ROE rate will be subject to the revised methodology and may result in a potential refund to customers of transmission revenue for a maximum fifteen month period. In evaluating FERC’s revised methodology, management believes it is reasonably possible no refunds will be required for BGE, and as such, no refund liability has been recorded as of June 30, 2014. If FERC were to order a reduction of BGE’s base return on equity to 8.7% as sought in the complaint (while retaining the 50 basis points of any incentives that were credited to the base return on equity for certain new transmission investment), the result would be a refund to customers of approximately $13 million, as well as an estimated ongoing annual reduction in revenues of approximately $10 million.

PJM Transmission Rate Design and Operating Agreements (Exelon, ComEd, PECO and BGE).    PJM Transmission Rate Design specifies the rates for transmission service charged to customers within PJM. Currently, ComEd, PECO and BGE incur costs based on the existing rate design, which charges customers based on the cost of the existing transmission facilities within their load zone and the cost of new transmission facilities based on those who benefit from those facilities. In April 2007, FERC issued an order concluding that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. In the same order, FERC held that the costs of new facilities 500 kV and above should be socialized across the entire PJM footprint and that the costs of new facilities less than 500 kV should be allocated to the customers of the new facilities who caused the need for those facilities. After FERC ultimately denied all requests for rehearing on all issues, several parties filed petitions in the U.S. Court of Appeals for the Seventh Circuit for review of the decision. On August 6, 2009, that court issued its decision affirming FERC’s order with regard to the costs of existing facilities but reversing and remanding to FERC for further consideration its decision with regard to the costs of new facilities 500 kV and above. On March 30, 2012, FERC issued an order on remand affirming the cost allocation in its April 2007 order. On March 22, 2013, FERC issued an order denying rehearing and made it clear

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

that the cost allocation at issue concerns only projects approved prior to February 1, 2013. A number of entities have filed appeals of the FERC orders. On June 25, 2014, the U.S. Court of Appeals for the Seventh Circuit issued a decision once again remanding to FERC the cost allocation of new facilities 500 kV and above. ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006, should be recoverable through retail rates and, thus, the rate design changes are not expected to have a material impact on ComEd’s results of operations, cash flows or financial position. PECO anticipates that all impacts of any rate design changes should be recoverable through the transmission service charge rider approved in PECO’s 2010 electric distribution rate case settlement and, thus, the rate design changes are not expected to have a material impact on PECO’s results of operations, cash flows or financial position. To the extent any rate design changes are retroactive to periods prior to January 1, 2011, there may be an impact on PECO’s results of operations. BGE anticipates that all impacts of any rate design changes effective after the implementation of its standard offer service programs in Maryland should be recoverable through retail rates and, thus, the rate design changes are not expected to have a material impact on BGE’s results of operations, cash flows or financial position.

PJM Minimum Offer Price Rule (Exelon and Generation).    PJM’s capacity market rules include a Minimum Offer Price Rule (MOPR) that is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. The FERC orders approving the MOPR were upheld by the United States Court of Appeals for the Third Circuit in February 2014.

Exelon continues to work with PJM stakeholders and through the FERC process to implement several proposed changes to the PJM tariff aimed at ensuring that capacity resources (including those with state-sanctioned subsidy contracts and capacity market speculators) cannot inappropriately affect capacity auction prices in PJM.

Demand Response Resource Order (Exelon, Generation, ComEd, PECO, BGE).    On May 23, 2014, the D.C. Circuit Court issued an opinion vacating the FERC Order No. 745 (“D.C. Circuit Decision”). Order No. 745 established uniform compensation levels for demand response resources that participate in the day ahead and real-time wholesale energy markets. Under Order No. 745, buyers in ISO and RTO markets were required to pay demand response resources the full Locational Marginal Price when the demand response replaced a generation resource and was cost-effective.

In addition to invalidating the compensation structure established by Order No. 745, the D.C. Circuit Court, in broad language, explained that demand response is part of the retail market and FERC is restricted from regulating retail markets. The full implication of the D.C. Circuit Decision for both energy and capacity markets regulated by FERC is not yet known and will depend on how FERC and the RTOs and ISOs implement the decision. In addition, on July 7, 2014, FERC and several other parties sought rehearing of the D.C. Circuit Decision. Therefore, FERC will not be required to implement the D.C. Circuit Decision until at the earliest a determination is made on the rehearing request. If rehearing is denied, FERC or other parties will have an opportunity to appeal the decision to the United States Supreme Court. The final outcome of this litigation is therefore not expected for several months. Nonetheless, the final decision and its implementation by FERC and the RTOs and ISOs, could be material to Exelon, Generation, ComEd, PECO and BGE’s results of operations and cash flows.

Reliability Pricing Model (Exelon, Generation and BGE).    PJM’s RPM Base Residual Auctions take place approximately 36 months ahead of the scheduled delivery year. The most recent auction for the delivery year ending May 31, 2018 occurred in May 2014.

FERC Deficiency Letter Related to New England Capacity Market Results (Exelon and Generation).    Each year, ISO New England, Inc. (ISO-NE) files the results of its annual capacity auction at the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

FERC which is required to include documentation regarding the competitiveness of the auction. Consistent with this requirement, on February 28, 2014, ISO-NE filed the results of its eighth capacity auction (covering the June 1, 2017 through May 30, 2018 delivery period). On June 27, 2014, the FERC issued a letter to ISO-NE noting that ISO-NE’s February 28, 2014 filing is deficient and that ISO-NE must file additional information before the FERC can process the filing. ISO-NE has 30 days to file the information and then FERC will determine how to proceed. Exelon cannot predict when the FERC will accept the capacity auction results for filing or what further action FERC may take concerning the results of that auction, but any FERC action could be material to Exelon’s expected revenues from the capacity auction.

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

Generation is working with stakeholders to resolve water quality licensing issues with the MDE for Conowingo, including: (1) water quality, (2) fish passage and habitat, and (3) sediment. On January 30, 2014, Exelon filed a water quality certification application pursuant to Section 401 of the CWA with MDE for Conowingo, addressing these and other issues, although Generation cannot currently predict the conditions that ultimately may be imposed. Resolution of these issues relating to Conowingo may have a material effect on Generation’s results of operations and financial position through an increase in capital expenditures and operating costs.

On June 3, 2014, PA DEP issued its water quality certificate for Muddy Run, which is a necessary step in the FERC licensing process and included certain commitments made by Generation. On July 3, 2014, PPL Holtwood, LLC, the owner of the next upstream dam from Muddy Run, filed an appeal of PA DEP’s issuance of its water quality certificate. The financial impact associated with these commitments is estimated to be in the range of $25 million to $35 million, and will include both capital expenditures and operating expenses, primarily relating to fish passage and habitat improvement projects.

Based on the latest FERC procedural schedule, the FERC licensing process is not expected to be completed prior to the expiration of Muddy Run’s current license on August 31, 2014, and the expiration of Conowingo’s

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

license on September 1, 2014. However, the stations would continue to operate under annual licenses until FERC takes action on the 46-year license applications. The stations are currently being depreciated over their estimated useful lives, which includes the license renewal period. As of June 30, 2014, $36 million of direct costs associated with licensing efforts have been capitalized.

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

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO and BGE as of June 30, 2014 and December 31, 2013. For additional information on the specific regulatory assets and liabilities, refer to Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K.

June 30, 2014	Exelon		ComEd		PECO		BGE
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent
Regulatory assets
Pension and other postretirement benefits	$208	$2,510	$—	$—	$—	$—	$—		$—
Deferred income taxes	13	1,495	1	68	—	1,358	12		69
AMI programs	7	222	7	56	—	72	—		94
Under-recovered distribution service costs	219	220	219	220	—	—	—		—
Debt costs	10	51	8	49	2	2	1		8
Fair value of BGE long-term debt(a)	7	198	—	—	—	—	—		—
Fair value of BGE supply contract(b)	6	—	—	—	—	—	—		—
Severance	4	11	—	—	—	—	4		11
Asset retirement obligations	1	110	1	73	—	26	—		11
MGP remediation costs	40	196	33	165	6	30	1		1
RTO start-up costs	1	—	1	—	—	—	—		—
Under-recovered uncollectible accounts	—	70	—	70	—	—	—		—
Renewable energy	13	121	13	121	—	—	—		—
Energy and transmission programs	17	4	12	—	—	—	5	(f)	4
Deferred storm costs	3	1	—	—	—	—	3		1
Electric generation-related regulatory asset	13	24	—	—	—	—	13		24
Rate stabilization deferral	73	119	—	—	—	—	73		119
Energy efficiency and demand response programs	63	148	—	—	—	—	63		148
Merger integration costs	2	7	—	—	—	—	2		7
Conservation voltage reduction	—	1	—	—	—	—	—		1
Other	32	37	9	28	21	7	1		1

Total regulatory assets	$732	$5,545	$304	$850	$29	$1,495	$178		$499

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

June 30, 2014	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current		Noncurrent
Regulatory liabilities
Other postretirement benefits	$53	$111	$—	$—	$—		$—	$—		$—
Nuclear decommissioning	—	2,917	—	2,427	—		490	—		—
Removal costs	107	1,449	83	1,248	—		—	24		201
Energy efficiency and demand response programs	14	2	14	—	—		2	—		—
DLC Program Costs	1	9	—	—	1		9	—		—
Energy efficiency Phase 2	—	32	—	—	—		32	—		—
Electric distribution tax repairs	20	104	—	—	20		104	—		—
Gas distribution tax repairs	8	34	—	—	8		34	—		—
Energy and transmission programs	89	11	19	11	52	(c)	—	18	(f)	—
Over-recovered gas and electric universal service fund costs	5	—	—	—	5		—	—		—
Revenue subject to refund(d)	47	—	47	—	—		—	—		—
Over-recovered gas and electric revenue decoupling(e)	21	—	—	—	—		—	21		—
Other	3	1	1	—	2		—	—		1

Total regulatory liabilities	$368	$4,670	$164	$3,686	$88		$671	$63		$202

December 31, 2013	Exelon		ComEd		PECO		BGE
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent
Regulatory assets
Pension and other postretirement benefits	$221	$2,794	$—	$—	$—	$—	$—		$—
Deferred income taxes	10	1,459	2	65	—	1,317	8		77
AMI programs	5	159	5	35	—	58	—		66
AMI meter events	—	5	—	—	—	5	—		—
Under-recovered distribution service costs	178	285	178	285	—	—	—		—
Debt costs	12	56	9	53	3	3	1		8
Fair value of BGE long-term debt(a)	—	219	—	—	—	—	—		—
Fair value of BGE supply contract(b)	12	—	—	—	—	—	—		—
Severance	16	12	12	—	—	—	4		12
Asset retirement obligations	1	102	1	67	—	25	—		10
MGP remediation costs	40	212	33	178	6	33	1		1
RTO start-up costs	2	—	2	—	—	—	—		—
Under-recovered uncollectible accounts	—	48	—	48	—	—	—		—
Renewable energy	17	176	17	176	—	—	—		—
Energy and transmission programs	53	—	52	—	—	—	1	(f)	—
Deferred storm costs	3	3	—	—	—	—	3		3
Electric generation-related regulatory asset	13	30	—	—	—	—	13		30
Rate stabilization deferral	71	154	—	—	—	—	71		154
Energy efficiency and demand response programs	73	148	—	—	—	—	73		148
Merger integration costs	2	9	—	—	—	—	2		9
Other	31	39	18	26	8	7	4		6

Total regulatory assets	$760	$5,910	$329	$933	$17	$1,448	$181		$524

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2013	Exelon		ComEd		PECO			BGE
	Current	Noncurrent	Current	Noncurrent	Current		Noncurrent	Current		Noncurrent
Regulatory liabilities
Other postretirement benefits	$2	$43	$—	$—	$—		$—	$—		$—
Nuclear decommissioning	—	2,740	—	2,293	—		447	—		—
Removal costs	99	1,423	78	1,219	—		—	21		204
Energy efficiency and demand response programs	53	—	45	—	8		—	—		—
DLC Program Costs	1	10	—	—	1		10	—		—
Energy efficiency phase II	—	21	—	—	—		21	—		—
Electric distribution tax repairs	20	114	—	—	20		114	—		—
Gas distribution tax repairs	8	37	—	—	8		37
Energy and transmission programs	78	—	9	—	58	(c)	—	11	(f)	—
Over-recovered gas and electric universal service fund costs	8	—	—	—	8		—	—		—
Revenue subject to refund(d)	38	—	38	—	—		—	—		—
Over-recovered electric and gas revenue decoupling(e)	16	—	—	—	—		—	16		—
Other	4	—	—	—	3		—	—		—

Total regulatory liabilities	$327	$4,388	$170	$3,512	$106		$629	$48		$204

(a)

Represents the regulatory asset recorded at Exelon Corporate for the difference in the fair value of the long-term debt of BGE as of the merger date. The asset is amortized over the life of the underlying debt. See Note 10 — Debt and Credit Agreements for additional information.

(b)

Represents the regulatory asset recorded at Exelon Corporate representing the fair value of BGE’s supply contracts as of the close of the merger date. BGE is allowed full recovery of the costs of its electric and gas supply contracts through approved, regulated rates. The asset is amortized over a period of approximately 3 years.

(c)

Includes $26 million related to the DSP program, $19 million related to the over-recovered natural gas costs under the PGC and $7 million related to over-recovered electric transmission costs as of June 30, 2014. As of December 31, 2013, includes $34 million related to the DSP program, $8 million related to the over-recovered electric transmission costs and $16 million related to the over-recovered natural gas costs under the PGC.

(d)

Primarily represents the regulatory liability for revenue subject to refund recorded pursuant to the ICC’s order in the 2007 Rate Case. See Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for further information.

(e)

Represents the electric and gas distribution costs recoverable from customers under BGE’s decoupling mechanism. As of June 30, 2014, BGE had a regulatory liability of $3 million related to over-recovered electric revenue decoupling and $18 million related to over-recovered natural gas revenue decoupling. As of December 31, 2013, BGE had a regulatory liability of $7 million related to over-recovered electric revenue decoupling and $9 million related to over-recovered natural gas revenue decoupling.

(f)

Relates to $1 million of under-recovered electric supply costs, $4 million associated with the transmission formula rate and $18 million of over-recovered natural gas supply costs as of June 30, 2014. As of December 31, 2013, includes $1 million of under-recovered electric supply costs, $0 million associated with the transmission formula rate and $11 million of over-recovered natural gas supply costs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Purchase of Receivables Programs (Exelon, ComEd, PECO, and BGE)

ComEd, PECO and BGE are required, under separate legislation and regulations in Illinois, Pennsylvania and Maryland, respectively, to purchase certain receivables from retail electric and natural gas suppliers. For retail suppliers participating in the utilities’ consolidated billing, ComEd, PECO and BGE must purchase their customer accounts receivables. ComEd and BGE purchase receivables at a discount to primarily recover uncollectible accounts expense from the suppliers. PECO is required to purchase receivables at face value and permitted to recover uncollectible accounts expense from customers through distribution rates. Exelon, ComEd, PECO and BGE do not record unbilled commodity receivables under the POR programs. Purchased billed receivables are classified in Other accounts receivable, net on Exelon’s, ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets. The following tables provide information about the purchased receivables of the Registrants as of June 30, 2014 and December 31, 2013.

As of June 30, 2014	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$270	$116	$75	$79
Allowance for uncollectible accounts(b)	(32)	(17)	(8)	(7)

Purchased receivables, net	$238	$99	$67	$72

As of December 31, 2013	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$263	$105	$72	$86
Allowance for uncollectible accounts(b)	(30)	(16)	(7)	(7)

Purchased receivables, net	$233	$89	$65	$79

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

6.    Investment in Constellation Energy Nuclear Group, LLC (Exelon and Generation)

As a result of the Constellation merger, Generation owns a 50.01% interest in CENG, a nuclear generation business. Generation has historically had various agreements with CENG to purchase power and to provide certain services. For further information regarding these agreements, see Note 25 — Related Party Transactions of the Exelon 2013 Form 10-K.

On April 1, 2014, Generation and subsidiaries of Generation, EDF, EDF, Inc. (EDFI) (a subsidiary of EDF) and CENG entered into a Nuclear Operating Services Agreement (NOSA) pursuant to which Generation will operate the CENG nuclear generation fleet owned by CENG subsidiaries and provide corporate and administrative services for the remaining life of the CENG nuclear plants as if they were a part of the Generation nuclear fleet, subject to EDFI’s rights as a member of CENG (the Integration Transaction). CENG will reimburse Generation for its direct and allocated costs for such services. As part of the arrangement, Nine Mile Point Nuclear Station, LLC, a subsidiary of CENG, also assigned to Generation its obligations as Operator of Nine Mile Point Unit 2 under an operating agreement with the co-owner. In addition, on April 1, 2014, the Power Services Agency Agreement (PSAA) was amended and extended until the permanent cessation of power generation by the CENG generation plants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In addition, on April 1, 2014, Generation made a $400 million loan to CENG, bearing interest at 5.25% per annum and payable out of specified available cash flows of CENG and, in any event, payable upon the settlement of the Put Option Agreement discussed below (if the put option is exercised) or payable upon the maturity date of April 1, 2034, whichever occurs first. Immediately following receipt of the proceeds of such loan, CENG made a $400 million special distribution to EDFI.

The parties also executed a Fourth Amended and Restated Operating Agreement for CENG on April 1, 2014, pursuant to which, among other things, CENG committed to make preferred distributions to Generation (after repayment of the $400 million loan and associated interest) quarterly out of specified available cash flows until Generation has received aggregate distributions of $400 million plus a return of 8.5% per annum from April 1, 2014 (Preferred Distribution Rights).

Generation and EDFI also entered into a Put Option Agreement on April 1, 2014, pursuant to which EDFI has the option, exercisable beginning on January 1, 2016 and thereafter until June 30, 2022, to sell its 49.99% interest in CENG to Generation for a fair market value price determined by agreement of the parties, or absent agreement, a third-party arbitration process. The appraisers determining fair market value of EDF’s 49.99% interest in CENG under the Put Option Agreement are instructed to take into account all rights and obligations under the CENG Operating Agreement, including Generation’s rights with respect to any unpaid aggregate preferred distributions and the related return, and the value of Generation’s rights to other distributions. The beginning of the exercise period will be accelerated if Exelon’s affiliates cease to own a majority of CENG and exercise a related right to terminate the NOSA. In addition, under limited circumstances, the period for exercise of the put option may be extended for 18 months.

On April 1, 2014, Generation also executed an Indemnity Agreement pursuant to which Generation indemnified EDF and its affiliates against third-party claims that may arise from any future nuclear incident (as defined in the Price Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this indemnity.

In addition, on April 1, 2014, Generation, EDFI, CENG and Nine Mile Point Nuclear Station, LLC entered into an Employee Matters Agreement (EMA) that provides for the transfer of CENG employees to Generation or one of its affiliates (the Generation Parties) and the assumption of the employee benefit plans and their related trusts by Exelon as the plan sponsor as of July 14, 2014. The EMA also generally requires CENG to fund the underfunded balance of the pension and other postretirement welfare benefit plans measured as of July 14, 2014 by making periodic payments to Generation. These payments will be made on an agreed payment schedule or upon the occurrence of certain specified events, such as EDF’s disposition of a majority of its interest in CENG.

As a condition to obtaining regulatory approval for the NOSA and related transactions from the NRC, Exelon executed a support agreement pursuant to which Exelon may be required under specified circumstances to provide up to $245 million of financial support to CENG (Exelon Support Agreement). The Exelon Support Agreement supersedes a previous support agreement under which Generation had agreed to provide up to $205 million of financial support for CENG. In addition, Exelon executed a Guarantee pursuant to which Exelon may be required under specified circumstances to provide up to $165 million in additional financial support for CENG. A previous support agreement executed by an affiliate of EDF remains in effect under which the EDF affiliate may be required to provide up to approximately $145 million of financial support for CENG under specified circumstances. The agreements were executed on April 1, 2014 when the NRC licenses were transferred to Generation. No liability has been recognized by Exelon for the guarantees.

Prior to April 1, 2014, Exelon and Generation accounted for their investment in CENG under the equity method of accounting. From January 1, 2014, through March 31, 2014, Generation recorded $19 million of equity in losses of unconsolidated affiliates related to its investment in CENG and recorded $17 million of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

revenues from CENG. For the three and six months ended June 30, 2013, Generation recorded $19 million and $31 million, respectively, of equity in losses of unconsolidated affiliates related to its investment in CENG and $23 million and $34 million, respectively, of revenues from CENG. The book value of Generation’s investment in CENG prior to the consolidation was $1.9 billion, and the book value of the AOCI related to CENG prior to consolidation was $116 million, net of taxes of $77 million.

As a result of the consolidation of CENG, there are several transactions included in Exelon’s and Generation’s Consolidated Financial Statements between CENG and EDF that are considered related party transactions to Generation. As further described in Note 25 — Related Party Transactions of the Exelon 2013 Form 10-K, EDF and Generation have a PPA with CENG under which they purchase 15% and 85%, respectively, of the nuclear output owned by CENG that is not sold to third parties under pre-existing PPAs. Beginning January 1, 2015 and continuing through the life of the respective plants, EDF and Generation will purchase 49.99% and 50.01%, respectively, of the nuclear output owned by CENG. Beginning April 1, 2014, sales to Generation are eliminated in consolidation. Sales to EDF of $38 million are included within Exelon’s and Generation’s Consolidated Statements of Operations for the three and six months ended June 30, 2014. See discussion above and Note 3 — Variable Interest Entities for additional information regarding other related party transactions, between CENG and EDF included within Exelon and Generation’s financial statements.

See Note 3 — Variable Interest Entities for additional information about the Registrants VIEs.

Accounting for the Consolidation of CENG

The transfer of the nuclear operating licenses and the execution of the NOSA on April 1, 2014, resulted in the derecognition of the equity method investment in CENG and the recording of all assets, liabilities and EDF’s non-controlling interest in CENG at fair value on Exelon’s and Generation’s Consolidated Balance Sheets. As a result of the consolidation, Exelon and Generation recorded a net gain of $261 million within their respective Consolidated Statements of Operations and Comprehensive Income. This gain consists of approximately $136 million related to the step up to fair value basis of our ownership interest in CENG, and approximately $132 million related to the settlement of pre-existing transactions between CENG and Generation. The net gain on the consolidation of CENG of $261 million is net of a $7 million payment to EDF.

The fair value of CENG’s assets and liabilities recorded in consolidation was determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing); discount rates reflecting risk inherent in the future cash flows; and future market prices. There were also judgments made to determine the expected useful lives assigned to each class of assets acquired and duration of liabilities assumed.

The valuations necessary to assess the fair values of certain assets and liabilities are considered preliminary as a result of the short time period between the execution of the NOSA and the end of the second quarter of 2014. The estimates of the fair value of assets and liabilities may be modified up to one year from April 1, 2014, as more information is obtained about the fair value of assets and liabilities. The principal items that are expected to be revised include the asset retirement obligation liabilities and related asset retirement costs. These items are expected to be updated with inputs from a third party engineering firm with corresponding adjustments recorded by the end of 2014. In the period of such revisions, these and any other material changes to the fair value assessments could result in adjustments to the amounts recorded upon consolidation, including the overall gain recorded by Generation. In addition, any asset or liability adjustments impacting depreciation and/or accretion expense recorded after the consolidation date would impact Generation’s post-consolidation results of operations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation recorded the assets and liabilities of CENG at fair value as of April 1, 2014. The following assets and liabilities of CENG were recorded within Generation’s Consolidated Balance Sheets as of the date of integration:

Preliminary Fair Values	Exelon and Generation
Current assets	$499
Nuclear decommissioning trust fund	1,955
Property, plant and equipment	2,958
Nuclear fuel	482
Other assets	10

Total assets	5,904

Current liabilities	237
Asset retirement obligation	1,701
Pension and other employee benefit obligations	281
Unamortized energy contract liabilities	171
Other liabilities	114

Total liabilities	2,504

Total net assets	$3,400

Generation also recorded the fair value of the non-controlling interest on its Consolidated Balance Sheets of approximately $1.5 billion, net of the fair value of $152 million for certain specified additional distribution rights under the Operating Agreement. In addition, the non-controlling interest was further reduced by the $400 million special cash distribution to EDF.

Due to the Preferred Distribution Rights that Generation has on CENG’s available cash, the earnings attributable to the non-controlling interest on the Statements of Operations and Comprehensive Income as well as the corresponding adjustment to Non-controlling interest on the Consolidated Balance Sheets will not be in proportion to Generation’s and EDF’s equity ownership interests. Rather, the attribution will consider Generation’s Preferred Distribution Rights and allocate net income based on each owner’s rights to CENG’S net assets. For the three months ended June 30, 2014, Generation reduced by $4 million the amount of Net income attributable to non-controlling interests on Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. As a result of the consolidation, Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income includes CENG’s incremental operating revenues of $98 million and CENG’s net income, prior to any intercompany eliminations and any adjustments for non-controlling interest, of $76 million during the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2014, Exelon and Generation incurred integration-related costs of $11 million and $18 million, respectively. The costs incurred are classified primarily within Operating and Maintenance Expense in Exelon’s and Generation’s respective Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014.

See Note 14 — Severance for integration-related severance costs incurred by Exelon and Generation during the three and six months ended June 30, 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

7.    Impairment of Long-Lived Assets (Exelon and Generation)

Long-Lived Assets (Exelon and Generation)

Generation evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the second quarter of 2014, updates to the long-term fundamental energy prices, which included a thorough evaluation of key assumptions including gas prices, load growth, plant retirements and renewable growth, suggested that the carrying value of certain merchant wind assets may be impaired. Generation concluded that the estimated undiscounted future cash flows and fair value of twelve wind projects, primarily located in West Texas, were less than their respective carrying values at May 31, 2014. The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates. As a result, long-lived assets held and used with a carrying amount of approximately $151 million were written down to their fair value of $65 million and a pre-tax impairment charge of $86 million was recorded during the second quarter in Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. Changes in the assumptions described above could potentially result in future impairments of Exelon’s long-lived assets, which could be material.

Nuclear Uprate Program (Exelon and Generation)

Generation is engaged in individual projects as part of a planned power uprate program across its nuclear fleet. When economically viable, the projects take advantage of new production and measurement technologies, new materials and application of expertise gained from a half-century of nuclear power operations. Based on ongoing reviews, the nuclear uprate implementation plan was adjusted in both the first and second quarters of 2013 to cancel certain projects. During the first quarter of 2013, the Measurement Uncertainty Recapture (MUR) uprate projects at the Dresden and Quad Cities nuclear stations were cancelled as a result of the cost of additional plant modifications identified during final design work which, when combined with then current market conditions, made the projects not economically viable. For these cancelled projects, Generation recorded approximately $21 million to Operating and maintenance expense during the first quarter of 2013 to accrue remaining costs and reverse previously capitalized costs. During the second quarter of 2013, market conditions prompted Generation to cancel the previously deferred extended power uprate projects at the LaSalle and Limerick nuclear stations. For these cancelled projects, Generation recorded a pre-tax charge during the second quarter of 2013 to Operating and maintenance expense and Interest expense of approximately $92 million and $8 million, respectively, to accrue remaining costs and reverse the previously capitalized costs.

Like-Kind Exchange Transaction (Exelon)

Prior to the PECO/Unicom Merger in October 2000, UII, LLC (formerly Unicom Investments, Inc.) (UII), a wholly owned subsidiary of Exelon, entered into a like-kind exchange transaction pursuant to which approximately $1.6 billion was invested in coal-fired generating station leases located in Georgia and Texas with two separate entities unrelated to Exelon. The generating stations were leased back to such entities as part of the transaction. See Note 11 — Income Taxes for further information. For financial accounting purposes, the investments are accounted for as direct financing lease investments. UII holds the leasehold interests in the generating stations in several separate bankruptcy remote, special purpose companies it directly or indirectly wholly owns. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessees do not exercise the fixed purchase options, Exelon has the ability to operate the stations and keep or market the power itself or require the lessees to arrange for a third-party to bid on a service contract for a period following the lease term. In any event, Exelon will be subject to residual value risk if the lessees do not exercise the fixed purchase options. This risk is partially mitigated by the fair value of the scheduled payments under the service contract. However, such payments are not guaranteed. Further, the term of the service contract is less

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. In the fourth quarter of 2000, under the terms of the lease agreements, UII received a prepayment of $1.2 billion for all rent, which reduced the investment in the leases. There are no minimum scheduled lease payments to be received over the remaining term of the leases.

On February 26, 2014, UII and the City Public Service Board of San Antonio, Texas (CPS) finalized an agreement to terminate the leases on the generating station located in Texas, as described above, prior to its expiration dates. As a result of the lease termination, UII received a net early termination amount of $335 million from CPS and wrote off the net investment in the CPS long-term lease of $336 million in Investments in the Consolidated Balance Sheet in the first quarter of 2014; resulting in a pre-tax loss of $1 million being reflected in Operating and maintenance expense in the Consolidated Statement of Operations and Comprehensive Income in the first quarter of 2014.

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

Based on the annual reviews performed in the second quarter 2014 and 2013, the estimated residual value of Exelon’s direct financing leases for the Georgia generating stations experienced other than temporary declines given reduced long-term energy and capacity price expectations. As a result, Exelon recorded a $24 million and $14 million pre-tax impairment charge in the second quarter of 2014 and 2013, respectively, for these stations. These impairment charges were recorded in Investments and Operating and maintenance expense in Exelon’s Consolidated Balance Sheet and the Consolidated Statement of Operations and Comprehensive Income, respectively. Changes in the assumptions described above could potentially result in future impairments of Exelon’s direct financing lease investments, which could be material.

At June 30, 2014 and December 31, 2013, the components of the net investment in long-term leases were as follows:

	June 30, 2014	December 31, 2013
Estimated residual value of leased assets	$685	$1,465
Less: unearned income	332	767

Net investment in long-term leases	$353	$698

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

8.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd, PECO and BGE)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2014 and December 31, 2013:

Exelon

	June 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$624	$3	$621	$—	$624
Long-term debt (including amounts due within one year)	20,180	1,150	19,373	1,135	21,658
Long-term debt to financing trusts	648	—	—	668	668
SNF obligation	1,021	—	814	—	814

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$344	$3	$341	$—	$344
Long-term debt (including amounts due within one year)	19,132	—	18,672	1,079	19,751
Long-term debt to financing trusts	648	—	—	631	631
SNF obligation	1,021	—	790	—	790

Generation

	June 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$53	$—	$53	$—	$53
Long-term debt (including amounts due within one year)	7,507	—	6,881	1,135	8,016
SNF obligation	1,021	—	814	—	814

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$22	$—	$22	$—	$22
Long-term debt (including amounts due within one year)	7,729	—	6,586	1,062	7,648
SNF obligation	1,021	—	790	—	790

ComEd

	June 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$498	$—	$498	$—	$498
Long-term debt (including amounts due within one year)	5,708	—	6,452	—	6,452
Long-term debt to financing trust	206	—	—	211	211

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$184	$—	$184	$—	$184
Long-term debt (including amounts due within one year)	5,675	—	6,238	17	6,255
Long-term debt to financing trust	206	—	—	202	202

PECO

	June 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)	$2,197	$—	$2,436	$—	$2,436
Long-term debt to financing trusts	184	—	—	198	198

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)	$2,197	$—	$2,358	$—	$2,358
Long-term debt to financing trusts	184	—	—	180	180

BGE

	June 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$73	$3	$70	$—	$73
Long-term debt (including amounts due within one year)	1,976	—	2,206	—	2,206
Long-term debt to financing trusts	258	—	—	259	259

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$138	$3	$135	$—	$138
Long-term debt (including amounts due within one year)	2,011	—	2,148	—	2,148
Long-term debt to financing trusts	258	—	—	249	249

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

The fair value of Generation’s non-government-backed fixed rate project financing debt (Level 3) is based on market and quoted prices for its own and other project financing debt with similar risk profiles. Given the low trading volume in the project financing debt market, the price quotes used to determine fair value will reflect certain qualitative factors, such as market conditions, investor demand, new developments that might significantly impact the project cash flows or off-taker credit, and other circumstances related to the project (e.g., political and regulatory environment). The fair value of Generation’s government-backed fixed rate project financing debt (Level 3) is largely based on a discounted cash flow methodology that is similar to the taxable debt securities methodology described above. Due to the lack of market trading data on similar debt, the discount rates are derived based on the original loan interest rate spread to the applicable Treasury rate as well as a current market curve derived from government-backed securities. Variable rate project financing debt resets on a quarterly basis and the carrying value approximates fair value.

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

Recurring Fair Value Measurements

Exelon records the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Registrants have the ability to access as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded corporate units, equity securities and funds, certain exchange-based derivatives, and money market funds.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Transfers in and out of levels are recognized as of the end of the reporting period the transfer occurred. Given derivatives categorized within Level 1 are valued using exchange-based quoted prices within observable periods, transfers between Level 2 and Level 1 were not material. Transfers into Level 2 from Level 3 generally occur when the contract tenure becomes more observable. Transfers into Level 3 from Level 2 generally occur due to changes in market liquidity or assumptions for certain commodity contracts. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 for cash equivalents, nuclear decommissioning trust fund investments, pledged assets for Zion Station decommissioning, Rabbi trust investments, and deferred compensation obligations.

Exelon

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,034	$—	$—	$1,034
Nuclear decommissioning trust fund investments
Cash equivalents	151	66	—	217
Equity
Individually held	2,572	—	—	2,572
Exchange traded funds	164	—	—	164
Commingled funds	—	2,529	—	2,529

Equity funds subtotal	2,736	2,529	—	5,265

Balanced funds — commingled funds	—	273	—	273

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	990	—	—	990
Debt securities issued by states of the United States and political subdivisions of the states	—	416	—	416
Debt securities issued by foreign governments	—	114	—	114
Corporate debt securities	—	2,059	181	2,240
Federal agency mortgage-backed securities	—	84	—	84
Commercial mortgage-backed securities (non-agency)	—	43	—	43
Residential mortgage-backed securities (non-agency)	—	3	—	3
Mutual funds	—	18	—	18
Commingled funds	—	325	—	325

Fixed income subtotal	990	3,062	181	4,233

Middle market lending	—	—	376	376
Private Equity	—	—	35	35
Other debt obligations	—	24	—	24

Nuclear decommissioning trust fund investments subtotal(b)	3,877	5,954	592	10,423

Pledged assets for Zion Station decommissioning
Cash equivalents	—	45	—	45
Equity
Individually held	4	2	—	6

Equity funds subtotal	4	2	—	6

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	12	3	—	15
Debt securities issued by states of the United States and political subdivisions of the states	—	19	—	19
Corporate debt securities	—	172	—	172
Commingled funds	—	5	—	5

Fixed income subtotal	12	199	—	211

Middle market lending	—	—	133	133

Pledged assets for Zion Station decommissioning subtotal(c)	16	246	133	395

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Rabbi trust investments(e)
Cash equivalents	2	—	—	2
Mutual funds(d)	43	—	—	43

Rabbi trust investments subtotal	45	—	—	45

Commodity derivative assets
Economic hedges	434	2,969	1,413	4,816
Proprietary trading	178	712	184	1,074
Effect of netting and allocation of collateral(f)	(569)	(3,119)	(1,127)	(4,815)

Commodity derivative assets subtotal	43	562	470	1,075

Interest rate and foreign currency derivative assets	24	40	—	64
Effect of netting and allocation of collateral	(21)	(7)	—	(28)

Interest rate and foreign currency derivative assets subtotal	3	33	—	36
Other investments	13	—	10	23

Total assets	5,031	6,795	1,205	13,031

Liabilities
Commodity derivative liabilities
Economic hedges	(434)	(2,803)	(1,465)	(4,702)
Proprietary trading	(182)	(707)	(176)	(1,065)
Effect of netting and allocation of collateral(f)	618	3,408	1,279	5,305

Commodity derivative liabilities subtotal	2	(102)	(362)	(462)

Interest rate and foreign currency derivative liabilities	(24)	(34)	—	(58)
Effect of netting and allocation of collateral	24	6	—	30

Interest rate and foreign currency derivative liabilities subtotal	—	(28)	—	(28)
Deferred compensation obligation	—	(104)	—	(104)

Total liabilities	2	(234)	(362)	(594)

Total net assets	$5,033	$6,561	$843	$12,437

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,230	$—	$—	$1,230
Nuclear decommissioning trust fund investments
Cash equivalents	459	—	—	459
Equity
Individually held	1,776	—	—	1,776
Exchange traded funds	115	—	—	115
Commingled funds	—	2,271	—	2,271

Equity funds subtotal	1,891	2,271	—	4,162

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	882	—	—	882
Debt securities issued by states of the United States and political subdivisions of the states	—	294	—	294
Debt securities issued by foreign governments	—	87	—	87
Corporate debt securities	—	1,753	31	1,784
Federal agency mortgage-backed securities	—	10	—	10
Commercial mortgage-backed securities (non-agency)	—	40	—	40
Residential mortgage-backed securities (non-agency)	—	7	—	7
Mutual funds	—	18	—	18

Fixed income subtotal	882	2,209	31	3,122

Middle market lending	—	—	314	314
Private Equity	—	—	5	5
Other debt obligations	—	14	—	14

Nuclear decommissioning trust fund investments subtotal(b)	3,232	4,494	350	8,076

Pledged assets for Zion decommissioning
Cash equivalents	—	26	—	26
Equity
Individually held	16	—	—	16

Equity funds subtotal	16	—	—	16

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	45	4	—	49
Debt securities issued by states of the United States and political subdivisions of the states	—	20	—	20
Corporate debt securities	—	227	—	227

Fixed income subtotal	45	251	—	296

Middle market lending	—	—	112	112
Other debt obligations	—	1	—	1

Pledged assets for Zion Station decommissioning subtotal(c)	61	278	112	451

Rabbi trust investments(e)
Cash equivalents	2	—	—	2
Mutual funds(d)	54	—	—	54

Rabbi trust investments subtotal	56	—	—	56

Commodity derivative assets
Economic hedges	493	2,582	885	3,960
Proprietary trading	324	1,315	122	1,761
Effect of netting and allocation of collateral(f)	(863)	(3,131)	(430)	(4,424)

Commodity derivative assets subtotal	(46)	766	577	1,297

Interest rate and foreign currency derivative assets	30	39	—	69
Effect of netting and allocation of collateral	(30)	(2)	—	(32)

Interest rate and foreign currency derivative assets subtotal	—	37	—	37
Other Investments	—	—	15	15

Total assets	4,533	5,575	1,054	11,162

Liabilities
Commodity derivative liabilities
Economic hedges	(540)	(1,890)	(590)	(3,020)
Proprietary trading	(328)	(1,256)	(119)	(1,703)
Effect of netting and allocation of collateral(f)	869	3,007	404	4,280

Commodity derivative liabilities subtotal	1	(139)	(305)	(443)

Interest rate and foreign currency derivative liabilities	(31)	(17)	—	(48)
Effect of netting and allocation of collateral	31	1	—	32

Interest rate and foreign currency derivative liabilities subtotal	—	(16)	—	(16)
Deferred compensation obligation	—	(114)	—	(114)

Total liabilities	1	(269)	(305)	(573)

Total net assets	$4,534	$5,306	$749	$10,589

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets (liabilities) of $14 million and $(5) million at June 30, 2014 and December 31, 2013, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $7 million at both June 30, 2014 and December 31, 2013, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)

The mutual funds held by the Rabbi trusts include $42 million related to deferred compensation and $1 million related to Supplemental Executive Retirement Plan at June 30, 2014, and $53 million related to deferred compensation and $1 million related to Supplemental Executive Retirement Plan at December 31, 2013.

(e)	Excludes $34 million and $32 million of the cash surrender value of life insurance investments at June 30, 2014 and December 31, 2013, respectively.
(f)

Includes collateral postings to counterparties. Collateral posted to counterparties, net of collateral paid to counterparties, totaled $49 million, $289 million and $152 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2014. Collateral posted (received) from counterparties, net of collateral paid to counterparties, totaled $6 million, $(124) million and $(26) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of March 31, 2014	$486	$137	$119		$10	$752
Total realized / unrealized gains (losses)
Included in net income	2	—	(48	)(a)	—	(46)
Included in other comprehensive income	—	—	—		—	—
Included in regulatory assets	8	—	34		—	42
Included in payable for Zion Station decommissioning	—	4	—		—	4
Change in collateral	—	—	34		—	34
Purchases, sales, issuances and settlements
Purchases	109	13	5		—	127
Sales	(1)	(21)	(4)		—	(26)
Settlements	(12)	—	—		—	(12)
Transfers into Level 3	—	—	(4)		—	(4)
Transfers out of Level 3	—	—	(28)		—	(28)

Balance as of June 30, 2014	$592	$133	$108		$10	$843

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended June 30, 2014	$2	$—	$19		$—	$21

Six Months Ended June 30, 2014	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2013	$350	$112	$272		$15	$749
Total realized / unrealized gains (losses)
Included in net income	3	—	(360	)(a)	—	(357)
Included in other comprehensive income	—	—	—		—	—
Included in regulatory assets	11	—	59		—	70
Included in payable for Zion Station decommissioning	—	4	—		—	4
Change in collateral	—	—	178		—	178
Purchases, sales, issuances and settlements
Purchases	249	42	15		2	308
Sales	(2)	(25)	(6)		—	(33)
Settlements	(19)	—	—		—	(19)
Transfers into Level 3	—	—	(30)		—	(30)
Transfers out of Level 3	—	—	(20)		(7)	(27)

Balance as of June 30, 2014	$592	$133	$108		$10	$843

The amount of total losses included in income attributed to the change in unrealized gains related to assets and liabilities held for the nine months ended June 30, 2014	$2	$—	$(427)		$—	$(425)

(a)

Includes the increase for the reclassification of $67 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three months ended June 30, 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended June 30, 2013	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of March 31, 2013	$210	$104	$260		$9	$583
Total realized / unrealized gains (losses)
Included in net income	1	—	158	(a)	—	159
Included in other comprehensive income	—	—	—		—	—
Included in regulatory assets	8	—	(10	)(b)	—	(2)
Included in payable for Zion Station decommissioning	—	1	—		—	1
Change in collateral	—	—	10		—	10
Purchases, sales, issuances and settlements
Purchases	35	11	13		2	61
Sales	(11)	(5)	(4)		—	(20)
Settlements	(3)	—	—		—	(3)
Transfers into Level 3	—	—	3		—	3
Transfers out of Level 3	—	—	1		—	1

Balance as of June 30, 2013	$240	$111	$431		$11	$793

The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities held for the three months ended June 30, 2013	$1	$—	$187		$—	$188

Six Months Ended June 30, 2013	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2012	$183	$89	$367		$17	$656
Total realized / unrealized gains (losses)
Included in net income	2	—	31	(a)	—	33
Included in other comprehensive income	—	—	—		—	—
Included in regulatory assets	9	—	(18	)(b)	—	(9)
Included in payable for Zion Station decommissioning	—	1	—		—	1
Change in collateral	—	—	43		—	43
Purchases, sales, issuances and settlements
Purchases	67	33	8	(c)	2	110
Sales	(13)	(12)	(8)		(8)	(41)
Settlements	(8)	—	—		—	(8)
Transfers into Level 3	—	—	7		—	7
Transfers out of Level 3	—	—	1		—	1

Balance as of June 30, 2013	$240	$111	$431		$11	$793

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the six months ended June 30, 2013	$1	$—	$108		$—	$109

(a)

Includes the reclassification of $29 million and $77 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and six months ended June 30, 2013, respectively.

(b)

Excludes decreases in fair value of $3 million and $11 million and realized losses reclassified due to settlements of $82 million and $215 million associated with Generation’s financial swap contract with ComEd for the three and six months ended June 30, 2013. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $10 million which Generation was paid to enter into out of the money purchase contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2014 and 2013:

	Operating Revenue	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in income for the three months ended June 30, 2014	$(62)	$14	$2
Total gains (losses) included in income for the six months ended June 30, 2014	$(330)	$(30)	$3
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended June 30, 2014	$(10)	$29	$2
Change in the unrealized gains (losses) relating to assets and liabilities held for the six months ended June 30, 2014	$(435)	$8	$2

	Operating Revenue	Purchased Power and Fuel	Other, net(a)
Total gains included in income for the three months ended June 30, 2013	$137	$21	$1
Total gains (losses) included in income for the six months ended June 30, 2013	$(22)	$53	$2
Change in the unrealized gains relating to assets and liabilities held for the three months ended June 30, 2013	$156	$31	$1
Change in the unrealized gains relating to assets and liabilities held for the six months ended June 30, 2013	$39	$69	$1

(a)	Other, net activity consists of realized and unrealized gains (losses) included in income for the NDT funds held by Generation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation

The following tables present assets and liabilities measured and recorded at fair value on Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$65	$—	$—	$65
Nuclear decommissioning trust fund investments
Cash equivalents	151	66	—	217
Equity
Individually held	2,572	—	—	2,572
Exchange traded funds	164	—	—	164
Commingled funds	—	2,529	—	2,529

Equity funds subtotal	2,736	2,529	—	5,265

Balanced funds — commingled funds	—	273	—	273

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	990	—	—	990
Debt securities issued by states of the United States and political subdivisions of the states	—	416	—	416
Debt securities issued by foreign governments	—	114	—	114
Corporate debt securities	—	2,059	181	2,240
Federal agency mortgage-backed securities	—	84	—	84
Commercial mortgage-backed securities (non-agency)	—	43	—	43
Residential mortgage-backed securities (non-agency)	—	3	—	3
Mutual funds	—	18	—	18
Commingled funds	—	325	—	325

Fixed income subtotal	990	3,062	181	4,233

Middle market lending	—	—	376	376
Private Equity	—	—	35	35
Other debt obligations	—	24	—	24

Nuclear decommissioning trust fund investments subtotal(b)	3,877	5,954	592	10,423

Pledged assets for Zion Station decommissioning
Cash equivalents	—	45	—	45
Equity
Individually held	4	2	—	6

Equity funds subtotal	4	2	—	6

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	12	3	—	15
Debt securities issued by states of the United States and political subdivisions of the states	—	19	—	19
Corporate debt securities	—	172	—	172
Commingled funds	—	5	—	5

Fixed income subtotal	12	199	—	211

Middle market lending	—	—	133	133

Pledged assets for Zion Station decommissioning subtotal(c)	16	246	133	395

Rabbi trust investments(d)
Cash equivalents	1	—	—	1
Mutual funds	14	—	—	14

Rabbi trust investments subtotal	15	—	—	15

Commodity derivative assets
Economic hedges	434	2,969	1,413	4,816
Proprietary trading	178	712	184	1,074
Effect of netting and allocation of collateral(e)	(569)	(3,119)	(1,127)	(4,815)

Commodity derivative assets subtotal	43	562	470	1,075

Interest rate and foreign currency derivative assets	24	22	—	46
Effect of netting and allocation of collateral	(21)	(7)	—	(28)

Interest rate and foreign currency derivative assets subtotal	3	15	—	18

Other investments	13	—	10	23

Total assets	4,032	6,777	1,205	12,014

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(434)	(2,803)	(1,331)	(4,568)
Proprietary trading	(182)	(707)	(176)	(1,065)
Effect of netting and allocation of collateral(e)	618	3,408	1,279	5,305

Commodity derivative liabilities subtotal	2	(102)	(228)	(328)

Interest rate and foreign currency derivative liabilities	(24)	(28)	—	(52)
Effect of netting and allocation of collateral	24	6	—	30

Interest rate and foreign currency derivative liabilities subtotal	—	(22)	—	(22)

Deferred compensation obligation	—	(29)	—	(29)

Total liabilities	2	(153)	(228)	(379)

Total net assets	$4,034	$6,624	$977	$11,635

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,006	$—	$—	$1,006
Nuclear decommissioning trust fund investments
Cash equivalents	459	—	—	459
Equity
Individually held	1,776	—	—	1,776
Exchange traded funds	115	—	—	115
Commingled funds	—	2,271	—	2,271

Equity funds subtotal	1,891	2,271	—	4,162

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	882	—	—	882
Debt securities issued by states of the United States and political subdivisions of the states	—	294	—	294
Debt securities issued by foreign governments	—	87	—	87
Corporate debt securities	—	1,753	31	1,784
Federal agency mortgage-backed securities	—	10	—	10
Commercial mortgage-backed securities (non-agency)	—	40	—	40
Residential mortgage-backed securities (non-agency)	—	7	—	7
Mutual funds	—	18	—	18

Fixed income subtotal	882	2,209	31	3,122

Middle market lending	—	—	314	314
Private Equity	—	—	5	5
Other debt obligations	—	14	—	14

Nuclear decommissioning trust fund investments subtotal(b)	3,232	4,494	350	8,076

Pledged assets for Zion Station decommissioning
Cash equivalents	—	26	—	26
Equity
Individually held	16	—	—	16

Equity funds subtotal	16	—	—	16

Fixed income
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	45	4	—	49
Debt securities issued by states of the United States and political subdivisions of the states	—	20	—	20
Corporate debt securities	—	227	—	227

Fixed income subtotal	45	251	—	296

Middle market lending	—	—	112	112
Other debt obligations	—	1	—	1

Pledged assets for Zion Station decommissioning subtotal(c)	61	278	112	451

Rabbi trust investments(d)
Mutual funds	13	—	—	13

Rabbi trust investments subtotal	13	—	—	13

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Commodity derivative assets
Economic hedges	493	2,582	885	3,960
Proprietary trading	324	1,315	122	1,761
Effect of netting and allocation of collateral(e)	(863)	(3,131)	(430)	(4,424)

Commodity and foreign currency assets subtotal	(46)	766	577	1,297

Interest rate and foreign currency derivative assets	30	32	—	62
Effect of netting and allocation of collateral	(30)	(2)	—	(32)

Interest rate and foreign currency derivative assets subtotal	—	30	—	30

Other investments	—	—	15	15

Total assets	4,266	5,568	1,054	10,888

Liabilities
Commodity derivative liabilities
Economic hedges	(540)	(1,890)	(397)	(2,827)
Proprietary trading	(328)	(1,256)	(119)	(1,703)
Effect of netting and allocation of collateral(e)	869	3,007	404	4,280

Commodity derivative liabilities subtotal	1	(139)	(112)	(250)

Interest rate derivative liabilities	(31)	(13)	—	(44)
Effect of netting and allocation of collateral	31	1	—	32

Interest rate and foreign currency derivative liabilities	—	(12)	—	(12)

Deferred compensation obligation	—	(29)	—	(29)

Total liabilities	1	(180)	(112)	(291)

Total net assets	$4,267	$5,388	$942	$10,597

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net assets (liabilities) of $14 million and $(5) million at June 30, 2014 and December 31, 2013, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $7 million at both June 30, 2014 and December 31, 2013, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)	Excludes $10 million of the cash surrender value of life insurance investments at both June 30, 2014 and December 31, 2013.
(e)

Includes collateral postings to counterparties. Collateral posted to counterparties, net of collateral paid to counterparties, totaled $49 million, $289 million and $152 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2014. Collateral posted (received) from counterparties, net of collateral paid to counterparties, totaled $6 million, $(124) million and $(26) million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of March 31, 2014	$486	$137	$287		$10	$920
Total realized / unrealized gains (losses)
Included in net income	2	—	(48	)(a)	—	(46)
Included in noncurrent payables to affiliates	8	—	—		—	8
Included in payable for Zion Station decommissioning	—	4	—		—	4
Change in collateral	—	—	34		—	34
Purchases, sales, issuances and settlements
Purchases	109	13	5		—	127
Sales	(1)	(21)	(4)		—	(26)
Settlements	(12)	—	—		—	(12)
Transfers into Level 3	—	—	(4)		—	(4)
Transfers out of Level 3	—	—	(28)		—	(28)

Balance as of June 30, 2014	$592	$133	$242		$10	$977

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended June 30, 2014	$2	$—	$19		$—	$21

Six Months Ended June 30, 2014	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2013	$350	$112	$465		$15	$942
Total realized / unrealized gains (losses)
Included in net income	3	—	(360	)(a)	—	(357)
Included in noncurrent payables to affiliates	11	—	—		—	11
Included in payable for Zion Station decommissioning	—	4	—		—	4
Change in collateral		—	178		—	178
Purchases, sales, issuances and settlements
Purchases	249	42	15		2	308
Sales	(2)	(25)	(6)		—	(33)
Settlements	(19)	—	—		—	(19)
Transfers into Level 3	—	—	(30)		—	(30)
Transfers out of Level 3	—	—	(20)		(7)	(27)

Balance as of June 30, 2014	$592	$133	$242		$10	$977

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the six months ended June 30, 2014	$2	$—	$(427)		$—	$(425)

(a)

Includes an increase for the reclassification of $67 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and six months ended June 30, 2014, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended June 30, 2013	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of March 31, 2013	$210	$104	$420		$9	$743
Total realized / unrealized gains (losses)
Included in net income	1	—	168	(a)(b)	—	169
Included in other comprehensive income	—	—	(95	)(b)	—	(95)
Included in noncurrent payables to affiliates	8	—	—		—	8
Included in payable for Zion Station decommissioning	—	1	—		—	1
Changes in collateral	—	—	10		—	10
Purchases, sales, issuances and settlements
Purchases	35	11	13		2	61
Sales	(11)	(5)	(4)		—	(20)
Settlements	(3)	—	—		—	(3)
Transfers into Level 3	—	—	3		—	3
Transfers out of Level 3	—	—	1		—	1

Balance as of June 30, 2013	$240	$111	$516		$11	$878

The amount of total losses included in income attributed to the change in unrealized losses related to assets and liabilities held for the three months ended June 30, 2013	$1	$—	$183		$—	$184

Six Months Ended June 30, 2013	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to-Market Derivatives		Other Investments	Total
Balance as of December 31, 2012	$183	$89	$660		$17	$949
Total realized / unrealized gains (losses)
Included in net income	2	—	24	(a)(b)	—	26
Included in other comprehensive income	—	—	(219	)(b)	—	(219)
Included in noncurrent payables to affiliates	9	—	—			9
Included in payable for Zion Station decommissioning	—	1	—		—	1
Changes in collateral	—	—	43		—	43
Purchases, sales, issuances and settlements						—
Purchases	67	33	8	(c)	2	110
Sales	(13)	(12)	(8)		(8)	(41)
Settlements	(8)	—	—		—	(8)
Transfers into Level 3	—	—	7		—	7
Transfers out of Level 3	—	—	1		—	1

Balance as of June 30, 2013	$240	$111	$516		$11	$878

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the six months ended June 30, 2013	$1	$—	$97		$—	$98

(a)

Includes the reclassification of $15 million and $73 million of realized losses due to the settlement of derivative contracts recorded in results of operations for the three and six months ended June 30, 2013, respectively.

(b)

Includes $3 million of decreases in fair value and $11 million of increases in fair value and realized losses due to settlements of $82 million and $215 million associated with Generation’s financial swap contract with ComEd for the three and six months ended June 30, 2013, respectively. This position eliminates upon consolidation in Exelon’s Consolidated Financial Statements.

(c)	Includes $10 million which Generation was paid to enter into out of the money purchase contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2014 and 2013:

	Operating Revenue	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended June 30, 2014	$(62)	$14	$2
Total losses included in net income for the six months ended June 30, 2014	$(330)	$(30)	$3
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended June 30, 2014	$(10)	$29	$2
Change in the unrealized gains (losses) relating to assets and liabilities held for the six months ended June 30, 2014	$(435)	$8	$2

	Operating Revenue	Purchased Power and Fuel	Other, net(a)
Total gains included in net income for the three months ended June 30, 2013	$148	$20	$1
Total gains (losses) included in net income for the six months ended June 30, 2013	$(28)	$52	$2
Change in the unrealized gains relating to assets and liabilities held for the three months ended June 30, 2013	$153	$30	$1
Change in the unrealized gains relating to assets and liabilities held for the nine months ended June 30, 2013	$29	$68	$1

(a)	Other, net activity consists of realized and unrealized gains (losses) included in income for the NDT funds held by Generation.

ComEd

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Rabbi trust investments
Mutual funds	$1	$—	$—	$1

Rabbi trust investments subtotal	1	—	—	1
Total assets	$1	$—	$—	$1

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(a)	—	—	(134)	(134)

Total liabilities	—	(8)	(134)	(142)

Total net assets (liabilities)	$1	$(8)	$(134)	$(141)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Rabbi trust investments
Mutual funds	$5	$—	$—	$5

Rabbi trust investments subtotal	5	—	—	5

Total assets	5	—	—	5

Liabilities
Deferred compensation obligation	—	(8)	—	(8)
Mark-to-market derivative liabilities(a)	—	—	(193)	(193)

Total liabilities	—	(8)	(193)	(201)

Total net assets (liabilities)	$5	$(8)	$(193)	$(196)

(a)

The Level 3 balance includes the current and noncurrent liability of $13 million and $121 million at June 30, 2014, respectively, and $17 million and $176 million at December 31, 2013, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Mark-to-Market Derivatives
Balance as of March 31, 2014	$(168)
Total realized / unrealized gains included in regulatory assets(a)	34

Balance as of June 30, 2014	$(134)

Six Months Ended June 30, 2014	Mark-to-Market Derivatives
Balance as of December 31, 2013	$(193)
Total realized / unrealized gains included in regulatory assets(b)	59

Balance as of June 30, 2014	$(134)

(a)

Includes $34 million decreases in the fair value partially offset by immaterial realized losses due to settlements recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2014.

(b)

Includes $64 million of decreases in the fair value partially offset by realized gains due to settlements of $5 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2014.

Three Months Ended June 30, 2013	Mark-to-Market Derivatives
Balance as of March 31, 2013	$(160)
Total realized / unrealized gains included in regulatory assets(a)(b)	75

Balance as of June 30, 2013	$(85)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2013	Mark-to-Market Derivatives
Balance as of December 31, 2012	$(293)
Total realized / unrealized gains included in regulatory assets(a)(b)	208

Balance as of June 30, 2013	$(85)

(a)

Includes $3 million of increases in fair value and $11 million of decreases in fair value and realized gains due to settlements of $82 million and $215 million of associated with ComEd’s financial swap contract with Generation for the three and six months ended June 30, 2013, respectively. All items eliminate upon consolidation in Exelon’s Consolidated Financial Statements.

(b)

Includes $9 million and $20 million of increases in the fair value and realized losses due to settlements of $1 million and $4 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three and six months ended June 30, 2013, respectively.

PECO

The following tables present assets and liabilities measured and recorded at fair value on PECO’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$50	$—	$—	$50
Rabbi trust investments(a)
Mutual funds	9	—	—	9

Rabbi trust investments subtotal	9	—	—	9

Total assets	59	—	—	59

Liabilities
Deferred compensation obligation	—	(15)	—	(15)

Total liabilities	—	(15)	—	(15)

Total net assets (liabilities)	$59	$(15)	$—	$44

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$175	$—	$—	$175
Rabbi trust investments(a)
Mutual funds	9	—	—	9

Rabbi trust investments subtotal	9	—	—	9

Total assets	184	—	—	184

Liabilities
Deferred compensation obligation	—	(17)	—	(17)

Total liabilities	—	(17)	—	(17)

Total net assets (liabilities)	$184	$(17)	$—	$167

(a)	Excludes $14 million of the cash surrender value of life insurance investments at both June 30, 2014 and December 31, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PECO had no Level 3 assets or liabilities measured at fair value on a recurring basis during the six months ended June 30, 2014 and 2013.

BGE

The following tables present assets and liabilities measured and recorded at fair value on BGE’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53	$—	$—	$53
Rabbi trust investments
Mutual funds	5	—	—	5

Rabbi trust investments subtotal	5	—	—	5
Total assets	58	—	—	58

Liabilities
Deferred compensation obligation	—	(5)	—	(5)

Total liabilities	—	(5)	—	(5)

Total net assets (liabilities)	$58	$(5)	$—	$53

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$31	$—	$—	$31
Rabbi trust investments
Mutual funds	6	—	—	6

Rabbi trust investments subtotal	6	—	—	6

Total assets	37	—	—	37

Liabilities
Deferred compensation obligation	—	(6)	—	(6)

Total liabilities	—	(6)	—	(6)

Total net assets (liabilities)	$37	$(6)	$—	$31

BGE had no Level 3 assets or liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Nuclear Decommissioning Trust Fund Investments and Pledged Assets for Zion Station Decommissioning (Exelon and Generation).    The trust fund investments have been established to satisfy Generation’s and CENG’s nuclear decommissioning obligations as required by the NRC. The NDT funds hold debt and equity securities directly and indirectly through commingled funds. Generation’s and CENG’s investment policies place limitations on the types and investment grade ratings of the securities that may be held by the trusts. These policies limit the trust funds’ exposures to investments in highly illiquid markets and other alternative investments. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2.

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

Equity, balanced and fixed income commingled funds and fixed income mutual funds are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of fixed income commingled and mutual funds held within the trust funds, which generally hold short-term fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining equity commingled funds in which Exelon, Generation and CENG invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. Comingled and mutual funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities. See Note 12 — Nuclear Decommissioning for further discussion on the NDT fund investments.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of June 30, 2014, Generation has outstanding commitments to invest in middle market lending, corporate debt securities, private equity investments, and real estate investments of approximately $430 million. These commitments will be funded by Generation’s existing nuclear decommissioning trust funds.

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

Exelon may utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings. These interest rate derivatives are typically designated as cash flow hedges. Exelon determines the current fair value by calculating the net present value of expected payments and receipts under the swap agreement, based on and discounted by the market’s expectation of future interest rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk and other market parameters. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 9 — Derivative Financial Instruments for further discussion on mark-to-market derivatives.

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

For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. Forward commodity price curves are derived by risk management for liquid locations and by the traders and portfolio managers for illiquid locations. All locations are reviewed and verified by risk management considering published exchange transaction prices, executed bilateral transactions, broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the derivatives depends on a number of factors, including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, Generation discounts future cash flows using risk free interest rates with adjustments to reflect the credit quality of each counterparty for assets and Generation’s own credit quality for liabilities. The level of observability of a forward commodity price is generally due to the delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are more liquid and prices are observable for up to three years in the future. The observability period of volatility is generally shorter than the underlying power curve used in option valuations. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is approximately $2.57 and $0.41 for power and natural gas, respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3. See ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding the maturity by year of the Registrant’s mark-to-market derivative assets and liabilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On December 17, 2010, ComEd entered into several 20-year floating to fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. See Note 9 — Derivative Financial Instruments for more information. The fair value of these swaps has been designated as a Level 3 valuation due to the long tenure of the positions and internal modeling assumptions. The modeling assumptions include using natural gas heat rates to project long term forward power curves adjusted by a renewable factor that incorporates time of day and seasonality factors to reflect accurate renewable energy pricing. In addition, marketability reserves are applied to the positions based on the tenor and supplier risk. The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at June 30, 2014(c)	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Generation)(a)	$82	Discounted Cash Flow	Forward power price	$16 - $170(d)
			Forward gas price	$2.19 - $19.84(d)
		Option Model	Volatility percentage	8% - 260%

Mark-to-market derivatives — Proprietary trading (Generation)(a)	$8	Discounted Cash Flow	Forward power price	$13 - $168(d)
		Option Model	Volatility percentage	8% - 260%

Mark-to-market derivatives (ComEd)	$(134)	Discounted Cash Flow	Forward heat rate(b)	8x - 9x
			Marketability reserve	3.5% - 8%
			Renewable factor	86% - 123%

a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
b)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

c)	The fair values do not include cash collateral held on level three positions of $152 million as of June 30, 2014.
d)

The upper ends of the ranges are driven by the winter power and gas prices in the New England region. Without the New England region, the upper ends of the ranges for power and gas economic hedges would be approximately $106 and $10.29, respectively, and would be approximately $93 for power proprietary trading.

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

9.    Derivative Financial Instruments (Exelon, Generation, ComEd, PECO and BGE)

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

Economic Hedging.    The Registrants are exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels, and other commodities associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather conditions, governmental regulatory and environmental policies, and other factors. Within Exelon, Generation has the most exposure to commodity price risk. As such, Generation uses a variety of derivative and non-derivative instruments to manage the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

commodity price risk of its electric generation facilities, including power and gas sales, fuel and energy purchases, natural gas transportation and pipeline capacity agreements and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and gas and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s policies and hedging objectives, the market, weather conditions, operational and other factors. Generation is also exposed to differences between the locational settlement prices of certain economic hedges and the hedged generating units. This price difference is actively managed through other instruments which include derivative congestion products, whose changes in fair value are recognized in earnings each period, and auction revenue rights, which are accounted for on an accrual basis.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of June 30, 2014, the percentage of expected generation hedged for the major reportable segments was 92%-95%, 75%-78%, and 46%-49% for 2014, 2015, and 2016, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including, Generation’s sales to ComEd, PECO and BGE to serve their retail load.

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

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading activities, which included settled physical sales volumes of 2,629 GWhs and 5,123 GWhs for the three and six months ended June 30, 2014, respectively, and 1,995 GWhs and 3,567 for the three and six months ended June 30, 2013, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. ComEd, PECO and BGE do not enter into derivatives for proprietary trading purposes.

Interest Rate and Foreign Exchange Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At June 30, 2014, Exelon and Generation had $1,550 million and $700 million of notional amounts of fixed-to-floating hedges outstanding, respectively, and $1,111 million and $411 million of notional amounts of floating-to-fixed hedges outstanding, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $4 million decrease in Exelon Consolidated pre-tax income for the six months ended June 30, 2014. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. Below is a summary of the interest rate and foreign currency hedges as of June 30, 2014.

	Generation					Other	Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges	Proprietary Trading(a)	Collateral and Netting(b)	Subtotal	Derivatives Designated as Hedging Instruments	Total
Mark-to-market derivative assets (current assets)	$—	$2	$14	$(18)	$(2)	$—	$(2)
Mark-to-market derivative assets (noncurrent assets)	16	2	12	(10)	20	18	38

Total mark-to-market derivative assets	$16	$4	$26	$(28)	$18	$18	$36

Mark-to-market derivative liabilities (current liabilities)	$(1)	$(4)	$(15)	$19	$(1)	$—	$(1)
Mark-to-market derivative liabilities (noncurrent liabilities)	(19)	(2)	(11)	11	(21)	(6)	(27)

Total mark-to-market derivative liabilities	$(20)	$(6)	$(26)	$30	$(22)	$(6)	$(28)

Total mark-to-market derivative net assets (liabilities)	$(4)	$(2)	$—	$2	$(4)	$12	$8

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the interest rate and foreign exchange hedge balances recorded by the Registrants as of December 31, 2013:

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

	Income Statement Location	Three Months Ended June 30,
		2014	2013	2014	2013
		Gain (Loss) on Swaps		Gain (Loss) on Borrowings
Generation	Interest expense(a)	$(3)	$(5)	$2	$2
Exelon	Interest expense	3	(6)	(3)	3

		Six Months Ended June 30,
	Income Statement Location	2014	2013	2014	2013
		Gain (Loss) on Swaps		Gain (Loss) on Borrowings
Generation	Interest expense(a)	$(8)	$(9)	$1	$1
Exelon	Interest expense	5	(12)	(7)	4

(a)

For the three and six months ended June 30, 2014, the loss on Generation swaps included $4 million and $8 million realized in earnings, respectively, with an immaterial amount excluded from hedge effectiveness testing. For the three and six months ended June 30, 2013, the loss on Generation swaps included $4 million and $8 million realized in earnings, respectively, with an immaterial amount excluded from hedge effectiveness testing.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

During the first six months of 2014, Exelon entered into $50 million and $75 million of notional amounts of fixed-to-floating fair value hedges related to interest rate swaps, which expire in 2019 and 2020, respectively. At June 30, 2014, Exelon and Generation had total outstanding fixed-to-floating fair value hedges related to interest rate swaps of $1,400 million and $550 million, with unrealized gains of $33 million and $16 million, respectively. At December 31, 2013, Exelon and Generation had outstanding fixed-to-floating fair value hedges related to interest rate swaps of $1,275 million and $550 million, with unrealized gains of $26 million and $23 million, respectively. During the three and six months ended June 30, 2014, the impact on the results of operations as a result of ineffectiveness from fair value hedges was a $5 million and a $8 million gain, respectively. During the three and six months ended June 30, 2013, the impact on the results of operations as a result of ineffectiveness from fair value hedges was immaterial.

Cash Flow Hedges.    In connection with the DOE guaranteed loan for the Antelope Valley project financings, as discussed in Note 13 — Debt and Credit Agreements of the Exelon 2013 Form 10-K, Generation entered into a floating-to-fixed forward starting interest rate swap with a notional amount of $485 million and a mandatory early termination date of September 30, 2014. The swap hedges approximately 75% of Generation’s future interest rate exposure associated with the financing and was designated as a cash flow hedge. As such, the effective portion of the hedge is recorded in other comprehensive income within Generation’s Consolidated Balance Sheets, with any ineffectiveness recorded in Generation’s Consolidated Statements of Operations and Comprehensive Income. Net gains (or losses) from settlement of the hedges, to the extent effective, are amortized as an adjustment to the interest expense over the term of the DOE guaranteed loan.

Every time Generation draws down on the loan, an offsetting hedge (fixed-to-floating) is executed and a portion of the cash flow hedge with a notional amount equal to the offsetting hedge, is de-designated and the related gains or losses going forward are reflected in earnings, which are largely offset by the losses or gains in the offsetting hedge.

Antelope Valley received its first loan advance on April 5, 2012, and a series of additional advances subsequently. Generation has entered into a series of fixed-to-floating interest rate swaps with an aggregated notional amount of $350 million, approximately 75% of the loan advance amount to offset portions of the original interest rate hedge, which are not designated as cash flow hedges. The remaining cash flow hedge has a notional amount of $135 million. At June 30, 2014, Generation’s mark-to-market derivative liability relating to the interest rate swaps in connection with the loan agreement to fund Antelope Valley was $15 million.

During the third quarter of 2011, a subsidiary of Constellation entered into floating-to-fixed interest rate swaps to manage a portion of the interest rate exposure for anticipated long-term borrowings to finance Sacramento PV Energy. The swaps have a total notional amount of $27 million as of June 30, 2014 and expire in 2027. After the closing of the merger with Constellation, the swaps were re-designated as cash flow hedges. At June 30, 2014, the subsidiary had a $2 million derivative liability related to these swaps.

During the third quarter of 2012, a subsidiary of Exelon Generation entered into a floating-to-fixed interest rate swap to manage a portion of the interest rate exposure of anticipated long-term borrowings to finance Constellation Solar Horizons. The swap has a notional amount of $26 million as of June 30, 2014 and expires in 2030. This swap is designated as a cash flow hedge. At June 30, 2014, the subsidiary had a $1 million derivative asset related to the swap.

During the first quarter of 2014, a subsidiary of Exelon Generation entered into floating-to-fixed interest rate swaps to manage a portion of the interest rate exposure with long-term borrowings to finance ExGen Renewables I, LLC. See Note 10 — Debt and Credit Agreements for additional information regarding the financing. The swaps have a notional amount of $223 million as of June 30, 2014 and expire in 2020. The swaps are designated as cash flow hedges. At June 30, 2014, the subsidiary had a $2 million derivative liability related to the swaps.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

During the first six months of 2014, Exelon entered into $400 million of floating-to-fixed interest rate hedges to refinance existing debt. The swaps are designated as cash flow hedges. At June 30, 2014, Exelon had a $6 million derivative liability related to the swaps.

During the three and six months ended June 30, 2014 and 2013, the impact on the results of operations as a result of ineffectiveness from cash flow hedges was immaterial.

Economic Hedges.    During the second quarter of 2014, Exelon entered into $300 million of floating-to-fixed forward starting interest rate swaps to manage interest rate risks associated with anticipated future debt issuance related to the proposed merger with PHI. At June 30, 2014, Exelon had an immaterial derivative asset related to the swaps.

At June 30, 2014, Exelon and Generation had $150 million in notional amounts of fixed-to-floating interest rate swaps that are marked-to-market, with unrealized gains of $1 million. These swaps, which were acquired as part of the merger with Constellation, expire in 2014. During the six months ended June 30, 2014 and 2013, the impact on the results of operations was immaterial.

At June 30, 2014, Generation had $257 million in notional amounts of interest rate derivative contracts to economically hedge risk associated with the interest rate component of commodity positions and $121 million in notional amounts of foreign currency exchange rate swaps that are marked-to-market to manage the exposure associated with international purchases of commodities in currencies other than U.S. dollars.

Fair Value Measurement and Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon, Generation, ComEd, PECO and BGE)

Fair value accounting guidance and disclosures about offsetting assets and liabilities requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to legally enforceable master netting agreements and qualify for net presentation in the Consolidated Balance Sheet. A master netting agreement is an agreement between two counterparties that may have derivative and non-derivative contracts with each other providing for the net settlement of all referencing contracts via one payment stream, which takes place as the contracts deliver, when collateral is requested or in the event of default. Generation’s use of cash collateral is generally unrestricted unless Generation is downgraded below investment grade (i.e., to BB+ or Ba1). In the table below, Generation’s energy related economic hedges and proprietary trading derivatives are shown gross and the impact of the netting of fair value balances with the same counterparty that are subject to legally enforceable master netting agreements, as well as netting of cash collateral, is aggregated in the collateral and netting column. As of June 30, 2014 and December 31, 2013, $7 million of cash collateral held and $10 million of cash collateral posted, respectively, was not offset against derivative positions because such collateral was not associated with any energy-related derivatives or as of the balance sheet date there were no positions to offset. Excluded from the tables below are economic hedges that qualify for the NPNS scope exception and other non-derivative contracts that are accounted for under the accrual method of accounting.

ComEd’s use of cash collateral is generally unrestricted unless ComEd is downgraded below investment grade (i.e., to BB+ or Ba1).

Cash collateral held by PECO and BGE must be deposited in a non affiliate major U.S. commercial bank or foreign bank with a U.S. branch office that meet certain qualifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of June 30, 2014:

	Generation				ComEd	Exelon
Derivatives	Economic Hedges	Proprietary Trading	Collateral and Netting(a)	Subtotal(b)	Economic Hedges(c)	Total Derivatives
Mark-to-market derivative assets (current assets)	$3,422	$925	$(3,716)	$631	$—	$631
Mark-to-market derivative assets (noncurrent assets)	1,394	149	(1,099)	444	—	444

Total mark-to-market derivative assets	$4,816	$1,074	$(4,815)	$1,075	$—	$1,075

Mark-to-market derivative liabilities (current liabilities)	$(3,354)	$(900)	$4,040	$(214)	$(13)	$(227)
Mark-to-market derivative liabilities (noncurrent liabilities)	(1,214)	(165)	1,265	(114)	(121)	(235)

Total mark-to-market derivative liabilities	$(4,568)	$(1,065)	$5,305	$(328)	$(134)	$(462)

Total mark-to-market derivative net assets (liabilities)	$248	$9	$490	$747	$(134)	$613

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

(b)

Current and noncurrent assets are shown net of collateral of $(126) million and $(56) million, respectively, and current and noncurrent liabilities are shown net of collateral of $(198) million and $(110) million, respectively. The total cash collateral posted, net of cash collateral received and offset against mark-to-market assets and liabilities was $490 million at June 30, 2014.

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

Cash Flow Hedges (Exelon and Generation).    As discussed previously, effective prior to the merger with Constellation, Generation de-designated all of its cash flow hedges relating to commodity price risk. Because the underlying forecasted transactions remain at least reasonably possible, the fair value of the effective portion of these cash flow hedges was frozen in accumulated OCI and is reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs, or becomes probable of not occurring. Generation began recording prospective changes in the fair value of these instruments through current earnings from the date of de-designation. Approximately $94 million of these net pre-tax unrealized gains within accumulated OCI are expected to be reclassified from accumulated OCI during the next twelve months by Generation. Generation expects the settlement of the majority of its cash flow hedges will occur during 2014.

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three months ended June 30, 2014 and 2013, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended June 30, 2014	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at March 31, 2014		$95	(a)	$95
Effective portion of changes in fair value		—		(10)
Reclassifications from accumulated OCI to net income	Operating Revenues	(38	)(b)	(38)

Accumulated OCI derivative gain at June 30, 2014		$57	(a)	$47

(a)	Excludes $6 million and $3 million of gains, net of taxes, related to interest rate swaps and treasury rate locks as of June 30, 2014 and March 31, 2014.
(b)	Amount is net of related income tax expense of $25 million for the three months ended June 30, 2014.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Six Months Ended June 30, 2014	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2013		$119	(a)	$120
Effective portion of changes in fair value		—		(11)
Reclassifications from accumulated OCI to net income	Operating Revenues	(62	)(b)	(62)

Accumulated OCI derivative gain at June 30, 2014		$57	(a)	$47

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Excludes $9 million of gains and $15 million of losses, net of taxes, related to interest rate swaps and treasury locks as of June 30, 2014 and December 31, 2013, respectively.
(b)	Amount is net of related income tax expense of $40 million for the six months ended June 30, 2014.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended June 30, 2013	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at March 31, 2013		$397	(a)(c)	$310
Effective portion of changes in fair value		—		21	(d)
Reclassifications from accumulated OCI to net income	Operating Revenues	(142	)(b)(e)	(86)

Accumulated OCI derivative gain at June 30, 2013		$255	(c)	$245

(a)	Includes $58 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, as of March 31, 2013.
(b)	Includes $58 million of losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd.
(c)	Excludes $11 million and $16 million of losses, net of taxes, related to interest rate swaps and treasury rate locks as of June 30, 2013 and March 31, 2013, respectively.
(d)

Includes $18 million of losses, net of taxes, related to the effective portion of changes in fair value of interest rate swaps and treasury rate locks at Generation for the three months ended June 30, 2013.

(e)	Amount is net of related income tax expense of $94 million for the three months ended June 30, 2013.

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Six Months Ended June 30, 2013	Income Statement Location	Energy-Related Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2012		$532	(a)(c)	$368
Effective portion of changes in fair value		—		21	(d)
Reclassifications from accumulated OCI to net income	Operating Revenues	(277	)(b)(e)	(144)

Accumulated OCI derivative gain at June 30, 2013		$255	(c)	$245

(a)	Includes $133 million of gains, net of taxes, related to the fair value of the five-year financial swap contract with ComEd, as of December 31, 2012.
(b)	Includes $133 million of losses, net of taxes, reclassified from accumulated OCI to recognize gains in net income related to the settlements of the five-year financial swap contract with ComEd.
(c)	Excludes $11 million of losses and $20 million of losses, net of taxes, related to interest rate swaps and treasury rate locks as of June 30, 2013 and December 31, 2012, respectively.
(d)	Includes $22 million of losses, net of taxes, related to the effective portion of changes in fair value of interest rate swaps and treasury rate locks.
(e)	Amount is net of related income tax expense of $182 million for the six months ended June 30, 2013.

During the three and six months ended June 30, 2014 and 2013, Generation’s former energy related cash flow hedge activity impact to pre-tax earnings based on the reclassification adjustment from accumulated OCI to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

earnings was a $63 million and a $102 pre-tax gain and a $236 million and a $459 pre-tax gain, respectively. Given that the cash flow hedges had primarily consisted of forward power sales and power swaps and did not include power and gas options or sales, the ineffectiveness of Generation’s cash flow hedges was primarily the result of differences between the locational settlement prices of the cash flow hedges and the hedged generating units.

The effect of Exelon’s former energy-related cash flow hedge activity on pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $63 million and $102 million pre-tax gain for the three months ended June 30, 2014, and a $141 million and $240 million pre-tax gain for the three and six months ended June 30, 2013. Neither Exelon nor Generation will incur changes in cash flow hedge ineffectiveness in future periods as all energy-related cash flow hedge positions were de-designated prior to the merger date.

Economic Hedges (Exelon and Generation).    These instruments represent hedges that economically mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, physical forward sales and purchases, but for which the fair value or cash flow hedge elections were not made. Additionally, Generation enters into interest rate derivative contracts and foreign exchange currency swaps (“treasury”) to manage the exposure related to the interest rate component of commodity positions and international purchases of commodities in currencies other than U.S. Dollars. Exelon entered into floating-to-fixed forward starting interest rate swaps to manage interest rate risks associated with anticipated future debt issuance related to the proposed merger with PHI. For the three and six months ended June 30, 2014 and 2013, the following pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in operating revenues, purchased, power and fuel expense, or interest expense. For the three and six months ended June 30, 2014 and 2013, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in operating revenues or purchased power and fuel expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Generation				Intercompany Eliminations	HoldCo	Exelon
Three Months Ended June 30, 2014	Operating Revenues	Purchased Power and Fuel	Interest Expense	Total	Operating Revenues(a)	Interest Expense	Total
Change in fair value of commodity positions	$(124)	$111	$—	$(13)	$—	$—	$(13)
Reclassification to realized at settlement of commodity positions	45	(42)	—	3	—	—	3

Net commodity mark-to-market gains (losses)	$(79)	$69	$—	$(10)	$—	$—	$(10)

Change in fair value of treasury positions	$(3)	$—	$(1)	$(4)	$—	$—	$(4)
Reclassification to realized at settlement of treasury positions	(1)	—	—	(1)	—	—	(1)

Net treasury mark-to-market gains (losses)	$(4)	$—	$(1)	$(5)	$—	$—	$(5)

Net mark-to-market gains (losses)	$(83)	$69	$(1)	$(15)	$—	$—	$(15)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation				Intercompany Eliminations	HoldCo	Exelon
Six Months Ended June 30, 2014	Operating Revenues	Purchased Power and Fuel	Interest Expense	Total	Operating Revenues(a)	Interest Expense	Total
Change in fair value of commodity positions	$(975)	$282	$—	$(693)	$—	$—	$(693)
Reclassification to realized at settlement of commodity positions	137	(183)	—	(46)	—	—	(46)

Net commodity mark-to-market gains (losses)	$(838)	$99	$—	$(739)	$—	$—	$(739)

Change in fair value of treasury positions	$(4)	$—	$(1)	$(5)	$—	$—	$(5)
Reclassification to realized at settlementof treasury positions	(1)	—	—	(1)	—	—	(1)

Net treasury mark-to-market gains (losses)	$(5)	$—	$(1)	$(6)	$—	$—	$(6)

Net mark-to-market gains (losses)	$(843)	$99	$(1)	$(745)	$—	$—	$(745)

	Generation				Intercompany Eliminations	HoldCo	Exelon
Three Months Ended June 30, 2013	Operating Revenues	Purchased Power and Fuel	Interest Expense	Total	Operating Revenues(a)	Interest Expense	Total
Change in fair value of commodity positions	$460	$(77)	$—	$383	$(13)	$—	$370
Reclassification to realized at settlement of commodity positions	44	1	—	45	3	—	48

Net commodity mark-to-market gains (losses)	$504	$(76)	$—	$428	$(10)	$—	$418

Change in fair value of treasury positions	$—	$—	$(2)	$(2)	$—	$—	$(2)
Reclassification to realized at settlement of treasury positions	—	—	—	—	—	—	—

Net treasury mark-to-market gains (losses)	$—	$—	$(2)	$(2)	$—	$—	$(2)

Net mark-to-market gains (losses)	$504	$(76)	$(2)	$426	$(10)	$—	$416

	Generation				Intercompany Eliminations	HoldCo	Exelon
Six Months Ended June 30, 2013	Operating Revenues	Purchased Power and Fuel	Interest Expense	Total	Operating Revenues(a)	Interest Expense	Total
Change in fair value of commodity positions	$(26)	$69	$	$43	$(6)	$—	$37
Reclassification to realized at settlement of commodity positions	(56)	38		(18)	13	—	(5)

Net commodity mark-to-market gains (losses)	$(82)	$107	$—	$25	$7	$—	$32

Change in fair value of treasury positions	$—	$—	$(3)	$(3)	$—	$—	$(3)
Reclassification to realized at settlement of treasury positions	—	—	—	—	—	—	—

Net treasury mark-to-market gains (losses)	$—	$—	$(3)	$(3)	$—	$—	$(3)

Net mark-to-market gains (losses)	$(82)	$107	$(3)	$22	$7	$—	$29

(a)

Prior to the merger, the five-year financial swap contract between Generation and ComEd was de-designated. As a result, all prospective changes in fair value were recorded to operating revenues and eliminated in consolidation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Proprietary Trading Activities (Exelon and Generation).    For the three and six months ended June 30, 2014 and 2013, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on commodity derivative instruments entered into for proprietary trading purposes and interest rate derivative contracts to hedge risk associated with the interest rate component of underlying commodity positions. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Change in fair value of commodity positions	Operating Revenues	$1	$5	$—	$1
Reclassification to realized at settlement of commodity positions	Operating Revenues	(8)	(1)	(7)	5

Net commodity mark-to-market gains (losses)	Operating Revenues	$(7)	$4	$(7)	$6

Change in fair value of treasury positions	Operating Revenues	$—	$—	$(1)	$—
Reclassification to realized at settlement of treasury positions	Operating Revenues	1	(1)	1	(1)

Net treasury mark-to-market gains (losses)	Operating Revenues	$1	$(1)	$—	$(1)

Net mark-to-market gains (losses)	Operating Revenues	$(6)	$3	$(7)	$5

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2014. The tables further delineate that exposure by credit rating of the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below excludes credit risk exposure from individual retail counterparties, uranium procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, further discussed in ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO and BGE of $6 million, $23 million and $36 million, respectively.

Rating as of June 30, 2014	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,095	$103	$992	1	$417
Non-investment grade	12	9	3	—	—
No external ratings
Internally rated — investment grade	286	2	284	1	189
Internally rated — non-investment grade	21	4	17	—	—

Total	$1,414	$118	$1,296	2	$606

Net Credit Exposure by Type of Counterparty	As of June 30, 2014
Financial institutions	$185
Investor-owned utilities, marketers, power producers	360
Energy cooperatives and municipalities	729
Other	22

Total	$1,296

(a)	As of June 30, 2014, credit collateral held from counterparties where Generation had credit exposure included $112 million of cash and $6 million of letters of credit.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion after adjusting for any unpaid deliveries and unsecured credit allowed under the contract. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of June 30, 2014, ComEd’s net credit exposure to suppliers was approximately $2 million.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for additional information.

PECO’s supplier master agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents PECO’s net credit exposure. As of June 30, 2014, PECO had no net credit exposure with suppliers.

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

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements. As of June 30, 2014, PECO had credit exposure of $6 million under its natural gas supply and asset management agreements with investment grade suppliers.

BGE is permitted to recover its costs of procuring energy through the MDPSC-approved procurement tariffs. BGE’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 5 — Regulatory Matters for additional information.

BGE’s full requirement wholesale electric power agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier, or its guarantor, to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth, subject to an unsecured credit cap. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents BGE’s net credit exposure. The seller’s credit exposure is calculated each business day. As of June 30, 2014, BGE had a net credit exposure of $38 million to suppliers.

BGE’s regulated gas business is exposed to market-price risk. This market-price risk is mitigated by BGE’s recovery of its costs to procure natural gas through a gas cost adjustment clause approved by the MDPSC. BGE does make off-system sales after BGE has satisfied its customers’ demands, which are not covered by the gas cost adjustment clause. At June 30, 2014, BGE had credit exposure of $1 million related to off-system sales which is mitigated by parental guarantees, letters of credit, or right to offset clauses within other contracts with those third party suppliers.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Feature	June 30, 2014	December 31, 2013
Gross Fair Value of Derivative Contracts Containing this Feature(a)	$(1,102)	$(1,056)
Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	825	846

Net Fair Value of Derivative Contracts Containing This Feature(c)	$(277)	$(210)

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk related contingent features ignoring the effects of master netting agreements.
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

Generation had cash collateral posted of $623 million and letters of credit posted of $466 million and cash collateral held of $124 million and letters of credit held of $14 million as of June 30, 2014 for counterparties with derivative positions. Generation had cash collateral posted of $72 million and letters of credit posted of $364 million and cash collateral held of $206 million and letters of credit held of $34 million at December 31, 2013 for counterparties with derivative positions. In the event of a credit downgrade below investment grade (i.e., to BB+ by S&P or Ba1 by Moody’s), Generation would have been required to post additional collateral of $2.0 billion as of June 30, 2014 and December 31, 2013. These amounts represent the potential additional collateral required after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Generation’s and Exelon’s interest rate swaps contain provisions that, in the event of a merger, if Generation’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of June 30, 2014, Generation’s swaps were in a liability position and Exelon’s swaps were in an asset position, with a fair value of $(4) million and $8 million, respectively.

See Note 24 — Segment Information of the Exelon 2013 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into supply forward contracts with certain utilities, including PECO and BGE, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of ComEd’s standard block energy contracts, collateral postings are

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of June 30, 2014, ComEd held approximately $2 million from suppliers for the purpose of collateral from suppliers in association with energy procurement contracts. Under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of June 30, 2014, ComEd held approximately $19 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for additional information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of June 30, 2014, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of June 30, 2014, PECO could have been required to post approximately $26 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

BGE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require BGE to post collateral.

BGE’s natural gas procurement contracts contain provisions that could require BGE to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon BGE’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of June 30, 2014, BGE was not required to post collateral for any of these agreements. If BGE lost its investment grade credit rating as of June 30, 2014, BGE could have been required to post approximately $73 million of collateral to its counterparties.

10.    Debt and Credit Agreements (Exelon, Generation, ComEd, PECO and BGE)

Short-Term Borrowings

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool.

The Registrants had the following amounts of commercial paper borrowings outstanding as of June 30, 2014 and December 31, 2013:

Commercial Paper Borrowings	June 30, 2014	December 31, 2013
Exelon Corporate	$—	$—
Generation	—	—
ComEd	498	184
PECO	—	—
BGE	70	135

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Credit Facilities

Exelon had bank lines of credit under committed credit facilities at June 30, 2014 for short-term financial needs, as follows:

Type of Credit Facility	Amount(a)	Expiration Dates	Capacity Type
	(In billions)
Exelon Corporate
Syndicated Revolver(b)	$0.5	May 2019	Letters of credit and cash
Generation
Syndicated Revolver	5.1	May 2019	Letters of credit and cash
Syndicated Revolver	0.2	August 2018	Letters of credit and cash
Bilateral	0.3	December 2015 and March 2016	Letters of credit and cash
Bilateral	0.1	January 2015	Letters of credit
Bilateral	0.1	October 2014	Letters of credit and cash
ComEd
Syndicated Revolver	1.0	March 2019	Letters of credit and cash
PECO
Syndicated Revolver(b)	0.6	May 2019	Letters of credit and cash
BGE
Syndicated Revolver(b)	0.6	May 2019	Letters of credit and cash

Total	$8.5

(a)

Excludes additional credit facility agreements for Generation, ComEd, PECO and BGE with aggregate commitments of $50 million, $34 million, $34 million and $5 million, respectively, arranged with minority and community banks located primarily within ComEd’s, PECO’s and BGE’s service territories. These facilities expire on October 18, 2014 and are solely utilized to issue letters of credit. As of June 30, 2014, letters of credit issued under these agreements for Generation, ComEd, PECO and BGE totaled $20 million, $18 million, $21 million and $1 million, respectively. Also, excludes the unsecured bridge credit facility of $7.2 billion to support the PHI transaction discussed below.

(b)	Includes credit facilities for Exelon Corporate, PECO and BGE with aggregate commitments of $22 million, $27 million and $27 million, respectively, that expire in August 2018.

As of June 30, 2014, there were no borrowings under the Registrants’ credit facilities, with the exception of CENG, see discussion below

On March 28, 2014, ComEd extended for an additional year the expiration date of its unsecured revolving credit facility with aggregate bank commitments of $1.0 billion. Under this facility, ComEd may issue letters of credit in the aggregate amount of up to $500 million. The credit agreement expires on March 28, 2019. The credit facility also allows ComEd to request increases in the aggregate commitments of up to an additional $500 million. Any increases are subject to the approval of the lenders party to the credit agreement in their sole discretion. Costs incurred to extend the facility for ComEd were not material.

On April 1, 2014, as a result of the CENG integration, a $100 million bilateral CENG credit facility expiring October 2014 is now consolidated in Exelon’s and Generation’s consolidated financial statements. This facility will be utilized by CENG to fund working capital and capital projects and obtain letters of credit. As of June 30, 2014, CENG borrowed $40 million against its credit facility.

On May 30, 2014, Exelon, Generation, PECO and BGE extended for an additional year the expiration date of its unsecured revolving credit facility with aggregate bank commitments of $500 million, $5.3 billion, $600 million, $600 million, respectively into May 2019, with the exception of a cumulative amount of $300 million which expires in August 2018. Costs incurred to extend the facility were not material.

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

Credit Agreements

In May 2014, concurrently and in connection with entering into the agreement to acquire PHI, Exelon entered into a credit facility to which the lenders committed to provide Exelon a 364-day senior unsecured bridge credit facility of $7.2 billion to support the contemplated transaction and provide flexibility for timing of permanent financing. The bridge credit facility was subsequently reduced to $4.2 billion as a result of the June 2014 equity issuances discussed below. During the three and six months ended June 30, 2014, Exelon recorded $9 million to interest expense in connection with the bridge facility. It is not currently expected that Exelon will be required to draw upon this credit facility.

Long-Term Debt

Issuance of Long-Term Debt

During the six months ended June 30, 2014, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Junior Subordinated Notes	2.500%	June 1, 2024	$1,150	Used to finance a portion of the acquisition of PHI and for general corporate purposes

Generation	Nuclear Fuel Purchase Contract	3.350%	June 30, 2018	$38	Used for procurement of uranium

Generation	ExGen Renewables I Project Financing(a)	LIBOR + 4.250%	February 6, 2021	$300	Used for general corporate purposes

ComEd	Mortgage Bonds Series 115	2.150%	January 15, 2019	$300	Used to refinance existing mortgage bonds

ComEd	Mortgage Bonds Series 116	4.700%	January 15, 2044	$350	Used to refinance existing mortgage bonds

(a)	See ExGen Renewables I Project Financing, non recourse debt, discussed below

Junior Subordinated Notes

Exelon issued $1.15 billion of junior subordinated notes in the form of 23 million equity units at a stated amount of $50.00 per unit. Proceeds from the issuance were $1.11 billion, net of a $35 million underwriter fee. The net proceeds are expected to be used to finance a portion of the acquisition of PHI and for general corporate purposes.

Each equity unit represents an undivided beneficial ownership interest in Exelon’s 2.5% junior subordinated notes due in 2024 and a forward equity purchase contract which settles in 2017. The junior subordinated notes are expected to be remarketed in 2017. In connection with the remarketing, Exelon may modify the maturity date of the notes to a date earlier than June 1, 2024 but not earlier than June 1, 2020, remove redemption provisions of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the notes, or change the interest rate on the notes, including changing the interest rate from fixed to floating. Investors that participate in the remarketing receive the remarketing proceeds and may use those funds to either settle the equity forward upon settlement date or invest in the remarketed debt and use other funds for the share purchase. Exelon intends to use the remarketing proceeds to repay debt issued or for other corporate purposes as soon as practical following such settlements. If the remarketing fails, holders of the notes will have the right to put their notes to Exelon for an amount equal to the principal amount plus accrued interest. The equity units carry a total annual distribution rate of 6.5%, which is comprised of a quarterly coupon rate of interest of 2.5% and a quarterly contract payment of 4.0% (contract payments).

Each purchase contract obligates the holder to purchase, and Exelon to sell, for $50.00 a number of shares of Exelon’s common stock in accordance with the conversion ratios set forth below:

•	If the market price equals or exceeds $43.7484, then 1.1429 shares.

•	If the market price is less than $43.7484 but greater than $35.00, a number of shares of common stock having a value, based on the market price, equal to $50.00.

•	If the market price is less than or equal to $35.00, then 1.4286 shares.

A holder’s ownership interest in the notes is pledged to Exelon to secure the holder’s obligation under the related forward equity purchase contract. If a holder of the forward equity purchase contract chooses at any time to no longer be a holder of the notes, such holder’s obligation under the purchase contract must be secured by a U.S. Treasury security.

At the time of issuance, the $1.15 billion of junior subordinated notes were recorded within Long-term debt on Exelon’s Consolidated Balance Sheet. Additionally, at the time of issuance, the present value of the contract payments of $131 million were recorded to Long-term debt, representing the obligation to make contract payments, with an offsetting reduction to Common stock. The obligation for the contract payments will be accreted to interest expense over the 3 year period ending in 2017 in Exelon’s Consolidated Statement of Operations and Comprehensive Income. The Long-term debt recorded for the contract payments is considered a non-cash financing transaction that was excluded from Exelon’s Consolidated Statements of Cash Flows. Until settlement of the equity purchase contract, earnings per share dilution resulting from the equity unit issuance will be determined under the treasury stock method.

ExGen Renewables Energy I LLC

On February 6, 2014, ExGen Renewables I, LLC (EGR), an indirect subsidiary of Exelon and Generation, borrowed $300 million aggregate principal amount pursuant to a non-recourse senior secured loan, due February 6, 2021. The loan bears interest at a variable rate equal to LIBOR plus 4.25%. EGR indirectly owns Continental Wind LLC (Continental Wind). In addition to the financing, EGR entered into interest rate swaps with a notional amount of $240 million to manage a portion of the interest rate exposure in connection with the financing. The assets pledged as collateral related to EGR have a net book value of approximately $796 million as of June 30, 2014, See Note 9 — Derivative Financial Instruments for additional information regarding interest rate swaps.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

During the six months ended June 30, 2013, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	Upstream Gas Lending Agreement	2.210%	July 22, 2016	$3	Used to fund Upstream gas activities

Generation	DOE Project Financing	2.535 - 2.922%	January 5, 2037	$197	Funding for Antelope Valley Solar Development

Generation	Energy Efficiency Project Financing	4.400%	August 31, 2014	$9	Funding to install energy conservation measures in Beckley, West Virginia

BGE	Senior Notes	3.350%	July 1, 2023	$300	Used to partially refinance Notes due July 1, 2013 and for general corporate purposes

Retirement and Redemptions of Current and Long-Term Debt

During the six months ended June 30, 2014, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Generation	2003 Senior Notes	5.35%	January 15, 2014	$500
Generation	Pollution Control Loan	4.10%	July 1, 2014	$20
Generation	Continental Wind Project Financing	6.00%	February 28, 2033	$11
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$2
Generation	ExGen Renewables I	3mL + 4.25%	February 6, 2021	$3
Generation	AVSR	2.33% - 3.55%	January 5, 2037	$1
Generation	Clean Horizons Solar	2.56%	September 7, 2030	$1
Generation	Sacramento Solar	2.56%	December 31, 2030	$1
ComEd	Mortgage Bonds Series 110	1.63%	January 15, 2014	$600
ComEd	Pollution Control Series 1994C	5.85%	January 15, 2014	$17
BGE	Rate Stabilization Bonds	5.72%	April 1, 2017	$35

During the six months ended June 30, 2013, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Generation	Kennett Square Capital Lease	7.830%	September 20, 2020	$1
Generation	Solar Revolver	1.950%	July 7, 2014	$6
Generation	Clean Horizons Solar	2.563%	September 7, 2030	$1
Generation(a)	Series A Junior Subordinated Debentures	8.625%	June 15, 2063	$450
ComEd	First Mortgage Bonds Series 92	7.625%	April 15, 2013	$125
BGE	Rate Stabilization Bonds	5.720%	April 1, 2017	$33

(a)

Represents debt obligations assumed by Exelon as part of the merger on March 12, 2012 that became callable at face value on June 15, 2013. Exelon and subsidiaries of Generation (former Constellation subsidiaries) assumed intercompany loan agreements that mirror the terms and amounts of the third-party debt obligations of Exelon, which are eliminated in consolidation on Exelon’s Consolidated Balance Sheets. The debentures were redeemed and the intercompany loan agreements repaid on June 15, 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

11.    Income Taxes (Exelon, Generation, ComEd, PECO and BGE)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.1	1.7	4.6	(0.5)	4.1
Qualified nuclear decommissioning trust fund income	4.1	6.0	—	—	—
Domestic production activities deduction	(2.0)	(2.9)	—	—	—
Health care reform legislation	—	—	0.2	—	0.2
Amortization of investment tax credit, net deferred taxes	(0.4)	(0.5)	(0.3)	(0.1)	(0.7)
Plant basis differences	(1.6)	—	(0.4)	(13.2)	5.1
Production tax credits and other credits	(0.8)	(1.1)	—	—	—
Noncontrolling interest	(2.0)	(2.9)	—	—	—
Other	(1.2)	(0.4)	0.2	0.3	(1.3)

Effective income tax rate	33.2%	34.9%	39.3%	21.5%	42.4%

For the Six Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(0.6)	(14.7)	5.0	0.4	5.0
Qualified nuclear decommissioning trust fund income	5.9	27.7	—	—	—
Domestic production activities deduction	(3.2)	(14.8)	—	—	—
Health care reform legislation	0.1	—	0.2	—	0.2
Amortization of investment tax credit, net deferred taxes	(1.2)	(4.9)	(0.3)	(0.1)	(0.3)
Plant basis differences	(3.0)	—	(0.5)	(10.8)	0.4
Production tax credits and other credits	(2.4)	(11.1)	—	—	—
Noncontrolling interest	(1.9)	(8.8)	—	—	—
Other	(3.1)	(8.9)	0.2	0.3	0.1

Effective income tax rate	25.6%	(0.5)%	39.6%	24.8%	40.4%

For the Three Months Ended June 30, 2013	Exelon	Generation	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.1	3.5	5.6	2.9	5.6
Qualified nuclear decommissioning trust fund income	(1.8)	(2.7)	—	—	—
Domestic production activities deduction	0.1	0.2	—	—	—
Tax exempt income	(0.1)	(0.2)	—	—	—
Health care reform legislation	0.1	—	0.4	—	(0.3)
Amortization of investment tax credit, net deferred taxes	(1.8)	(2.5)	(0.3)	(0.1)	(0.6)
Plant basis differences	(1.4)	—	(0.4)	(8.6)	(0.7)
Production tax credits and other credits	(1.4)	(2.2)	—	—	—
Other	(0.3)	0.1	0.4	(0.1)	—

Effective income tax rate	32.5%	31.2%	40.7%	29.1%	39.0%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the Six Months Ended June 30, 2013	Exelon	Generation	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	8.6	0.4	4.1	2.9	5.7
Qualified nuclear decommissioning trust fund income	2.8	4.8	—	—	—
Domestic production activities deduction	—	(0.1)	—	—	—
Tax exempt income	(0.2)	(0.4)	—	—	—
Health care reform legislation	0.2	—	5.7	—	0.2
Amortization of investment tax credit, net deferred taxes	(3.5)	(5.6)	(4.9)	(0.1)	(0.3)
Plant basis differences	(3.1)	—	(8.7)	(7.5)	(0.6)
Production tax credits and other credits	(2.8)	(4.9)	(0.3)	—	—
Other	0.1	3.1	5.5	—	(0.2)

Effective income tax rate	37.1%	32.3%	36.4%	30.3%	39.8%

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd, PECO, and BGE have $1,871 million, $1,403 million, $153 million, $44 million, and $0 million, of unrecognized tax benefits as of June 30, 2014, respectively, and $2,175 million, $1,415 million, $324 million, $44 million, and $0 million, of unrecognized tax benefits as of December 31, 2013, respectively. The unrecognized tax benefits as of June 30, 2014 reflect a decrease at Exelon and ComEd primarily attributable to the like-kind exchange and the lease termination position discussed below.

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

Settlement of Income Tax Audits

As of June 30, 2014, Exelon and Generation have approximately $225 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date as a result of completing federal and state audits and expected statute of limitation expirations that if recognized would decrease the effective tax rate. In January 2014, certain unrecognized tax benefits as of December 31, 2013 were effectively settled and thus resulted in reduced tax expense of $33 million at Generation in the first quarter of 2014.

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

In accordance with applicable accounting standards, Exelon is required to assess whether it is more-likely-than-not that it will prevail in litigation. Exelon continues to believe that its transaction is not a SILO and that it has a strong case on the merits. However, in light of the Consolidated Edison decision and Exelon’s current determination that settlement is unlikely, Exelon has concluded that subsequent to December 31, 2012, it is no longer more-likely-than-not that its position will be sustained. As a result, in the first quarter of 2013 Exelon recorded a non-cash charge to earnings of approximately $265 million, which represents the amount of interest expense (after-tax) and incremental state income tax expense for periods through March 31, 2013 that would be payable in the event that Exelon is unsuccessful in litigation. Of this amount, approximately $170 million was recorded at ComEd. Exelon intends to hold ComEd harmless from any unfavorable impacts of the after-tax interest amounts on ComEd’s equity. As such, ComEd recorded on its consolidated balance sheet as of March 31, 2013, a $172 million receivable and non-cash equity contributions from Exelon. Exelon and ComEd will continue to accrue interest on the unpaid tax liabilities related to the uncertain tax position, and the charges arising from future interest accruals are not expected to be material to the annual operating earnings of Exelon or ComEd. In addition, ComEd will continue to record non-cash equity contributions from Exelon in the amount of the net after-tax interest charges attributable to ComEd in connection with the like-kind exchange position. Exelon continues to believe that it is unlikely that the IRS’s assertion of penalties will ultimately be sustained and therefore no liability for the penalty has been recorded.

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

In the event of a fully successful IRS challenge to Exelon’s like-kind exchange position, the potential tax and after-tax interest, exclusive of penalties, that could become currently payable as of June 30, 2014 may be as much as $830 million, of which approximately $310 million would be attributable to ComEd after consideration of Exelon’s agreement to hold ComEd harmless, and the balance at Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

In the first quarter of 2014, Exelon entered into an agreement to terminate its investment in one of the three municipal-owned electric generation properties in exchange for a net early termination amount of $335 million. The termination will result in a 2014 tax payment of approximately $285 million by Exelon, including approximately $155 million by ComEd representing the remaining gain deferred pursuant to the like-kind exchange transaction. In the event of a fully successful IRS challenge to Exelon’s like-kind exchange position, Exelon will be required to pay the full amount of tax and after-tax interest discussed in the preceding paragraph but will ultimately be entitled to a refund of the 2014 tax payment. See Note 7 — Impairment of Long Lived Assets for further details.

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

12.    Nuclear Decommissioning (Exelon and Generation)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2013 to June 30, 2014:

Nuclear decommissioning ARO at December 31, 2013(a)	$4,855
Consolidation of CENG(b)	1,701
Accretion expense	154
Costs incurred to decommission retired plants	(3)

Nuclear decommissioning ARO at June 30, 2014(a)	$6,707

(a)	Includes $9 million as the current portion of the ARO at June 30, 2014 and December 31, 2013 which is included in Other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.
(b)	Includes the fair value of the CENG ARO liability as of April 1, 2014, the date of consolidation. See Note 6 — Investment in Constellation Energy Nuclear Group, LLC for additional information.

During the six months ended June 30, 2014, Generation’s ARO increased by approximately $1.9 billion. The increase is largely driven by the consolidation of CENG. The fair value of CENG’s assets and liabilities recorded in consolidation, including the ARO, was determined based on significant estimates and assumptions that are judgmental in nature. The valuation to assess the fair value of the ARO is considered an initial estimate and will be updated with inputs from a third party engineering firm with corresponding adjustments recorded by the end of 2014. For additional details on the consolidation of CENG, see Note 6 — Investment in Constellation Energy Nuclear Group, LLC.

Nuclear Decommissioning Trust Fund Investments

NDT funds have been established for each generating station unit to satisfy Generation’s nuclear decommissioning obligations. Generally, NDT funds established for a particular unit may not be used to fund the decommissioning obligations of any other unit.

The NDT funds associated with the former ComEd, former PECO, former AmerGen and the CENG units have been funded with amounts collected from ComEd customers, PECO customers, and the previous owners of the former AmerGen and the CENG plants, respectively. Based on an ICC order, ComEd ceased collecting amounts from its customers to pay for decommissioning costs. PECO is authorized to collect funds, in revenues, for decommissioning the former PECO nuclear plants through regulated rates, and these collections are scheduled through the operating lives of the former PECO plants. The amounts collected from PECO customers are remitted to Generation and deposited into the NDT funds for the unit for which funds are collected. Every five years, PECO files a rate adjustment with the PAPUC that reflects PECO’s calculations of the estimated amount needed to decommission each of the former PECO units based on updated fund balances and estimated decommissioning costs. The rate adjustment is used to determine the amount collectible from PECO customers. The most recent rate adjustment occurred on January 1, 2013, and the effective rates currently yield annual collections of approximately $24 million. The next five-year adjustment is expected to be reflected in rates charged to PECO customers effective January 1, 2018. With respect to the former AmerGen and CENG units, Generation does not collect any amounts, nor is there any mechanism by which Generation can seek to collect additional amounts, from customers. Apart from the contributions made to the NDT funds from amounts previously collected from ComEd and currently collected from PECO customers, Generation has not made contributions to the NDT funds.

Any shortfall of funds necessary for decommissioning, determined for each generating station unit, is ultimately required to be funded by Generation, with the exception of a shortfall for the current decommissioning activities at Zion Station, where certain decommissioning activities have been transferred to a third party (see

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Zion Station Decommissioning below) and the CENG units, where any shortfall is required to be funded by both Generation and EDF. Generation, through PECO, has recourse to collect additional amounts from PECO customers related to a shortfall of NDT funds for the former PECO units, subject to certain limitations and thresholds, as prescribed by an order from the PAPUC. Generally, PECO, and likewise Generation, will not be allowed to collect amounts associated with the first $50 million of any shortfall of trust funds, on an aggregate basis for all former PECO units, compared to decommissioning obligations, as well as 5% of any additional shortfalls. The initial $50 million and up to 5% of any additional shortfalls would be borne by Generation. No recourse exists to collect additional amounts from ComEd customers for the former ComEd units or from the previous owners of the former AmerGen and CENG units. With respect to the former ComEd and PECO units, any funds remaining in the NDTs after all decommissioning has been completed are required to be refunded to ComEd’s or PECO’s customers, subject to certain limitations that allow sharing of excess funds with Generation related to the former PECO units. With respect to the former AmerGen units and CENG units, Generation retains any funds remaining in the trust funds after decommissioning. However, in connection with CENG’s acquisition of the Nine Mile Point and Ginna plants and settlements with certain regulatory agencies, CENG is subject to certain conditions pertaining to nuclear decommissioning trust funds that, if met, could possibly result in obligations to make payments to certain third parties (clawbacks). For Nine Mile Point and Ginna, the clawback provisions are triggered only in the event that the required decommissioning activities are discontinued or not started or completed in a timely manner. In the event that the clawback provisions are triggered for Nine Mile Point, then, depending upon the triggering event, an amount equal to 50% of the total amount withdrawn from the funds for non-decommissioning activities or 50% of any excess funds in the trust funds above the amounts required for decommissioning (including spent fuel management and decommissioning) is to be paid to the Nine Mile Point sellers. In the event that the clawback provisions are triggered for Ginna, then an amount equal to any estimated cost savings realized by not completing any of the required decommissioning activities is to be paid to the Ginna sellers. Generation expects to comply with applicable regulations and timely commence and complete all required decommissioning activities.

At June 30, 2014 and December 31, 2013, Exelon and Generation had NDT fund investments totaling $10,437 million and $8,071 million, respectively.

The following table provides unrealized gains on NDT funds for the three and six months ended June 30, 2014 and 2013:

	Exelon and Generation
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net unrealized gains (losses) on decommissioning trust funds — Regulatory Agreement Units(a)	$172	$(102)	$234	$92
Net unrealized gains (losses) on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	128	(40)	141	24

(a)

Net unrealized gains (losses) related to Generation’s NDT funds associated with Regulatory Agreement Units are included in Regulatory liabilities on Exelon’s Consolidated Balance Sheets and Noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $10 million and $2 million of net unrealized gains related to the Zion Station pledged assets for the three months ended June 30, 2014 and 2013, respectively, and $20 million and $3 million of net unrealized gains related to the Zion Station pledged assets for the six months ended June 30, 2014 and 2013, respectively. Net unrealized gains (losses) related to Zion Station pledged assets are included in the Payable for Zion Station decommissioning on Exelon’s and Generation’s Consolidated Balance Sheets.

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

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to pledged assets for Zion Station decommissioning within Generation’s and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a payable to ZionSolutions in Generation’s and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, will be recorded as a change in the payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Generation has retained its obligation for the SNF. Following ZionSolutions’ completion of its contractual obligations, Generation will store the SNF at Zion Station until it is transferred to the DOE for ultimate disposal and will complete all remaining decommissioning activities associated with the SNF dry storage facility. Generation has a liability of approximately $85 million, which is included within the nuclear decommissioning ARO at June 30, 2014. Generation also has retained NDT assets to fund its obligation to maintain and transfer the SNF at Zion Station and to complete all remaining decommissioning activities for the SNF storage facility. Any shortage of funds necessary to maintain the SNF and decommission the SNF storage facility is ultimately required to be funded by Generation. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers in accordance with the applicable orders. The following table provides the pledged assets and payable to ZionSolutions, and withdrawals by ZionSolutions at June 30, 2014 and December 31, 2013:

	Exelon and Generation
	June 30, 2014	December 31, 2013
Carrying value of Zion Station pledged assets	$402	$458
Payable to Zion Solutions(a)	357	414
Current portion of payable to Zion Solutions(b)	93	109
Withdrawals by Zion Solutions to pay decommissioning costs(c)	575	498

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

NRC Minimum Funding Requirements.    NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life. On April 1, 2013, Generation submitted its NRC-required biennial decommissioning funding status report as of December 31, 2012. As of December 31, 2012, Generation provided adequate funding assurance for all of its units, including Limerick Unit 1, where Generation has in place a $115 million parent guarantee to cover the NRC minimum funding assurance requirements. On October 2, 2013, the NRC issued summary findings from the NRC Staff’s review of the 2013 decommissioning funding status reports for all 104 operating reactors, including the Generation operating units. Based on that review, the NRC Staff determined that Generation provided decommissioning funding assurance under the NRC regulations for all of its operating units, including Limerick Unit 1. On March 26, 2014, in accordance with a NRC requirement with respect to units involved in a merger or acquisition, CENG submitted its NRC-required decommissioning funding status report as of December 31, 2013 and no additional financial assurance was required.

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

On January 31, 2013, Generation received a letter from the NRC indicating that the NRC has identified potential “apparent violations” of its regulations because of alleged inaccuracies in the Decommissioning Funding Status reports for 2005, 2006, 2007, and 2009. The NRC asserted that Generation’s status reports deliberately reflected cost estimates for decommissioning its nuclear plants that were less than what the NRC says are the minimum amounts required by NRC regulations. The January 31, 2013 letter from the NRC does not take issue with Generation’s current funding status, and as reflected in Generation’s April 1, 2013 decommissioning funding status report referenced above, Generation continues to provide adequate funding assurance for each of its units. Generation met with the NRC on April 30, 2013 for a pre-decisional enforcement conference to provide additional information to explain why Generation believes that it complied with the regulatory requirements and did not deliberately or otherwise provide incomplete or inaccurate information in its decommissioning funding status reports. On May 1, 2014, the NRC issued its final determination. Although the NRC determined that these historical status reports did not provide complete and accurate information, the violation of the regulatory requirements was not a deliberate violation. The NRC noted the low safety significance and Generation’s corrective actions to satisfy the NRC Staff’s expectations and issued a Severity Level IV violation, with no monetary penalty. A Severity Level IV violation is the lowest level of violation.

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

13.    Retirement Benefits (Exelon, Generation, ComEd, PECO and BGE)

Exelon sponsors defined benefit pension plans and other postretirement benefit plans for essentially all Generation, ComEd, PECO, BGE and BSC employees.

On April 1, 2014, as a result of the consolidation of CENG into Generation, the obligations associated with CENG’s pension and other postretirement plans are reflected in the disclosures below based on an April 1, 2014 valuation. The plans include essentially all employees at CENG. Exelon will assume sponsorship of the CENG pension and other postretirement benefit plans in the third quarter of 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2014, Exelon received an updated valuation of several of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2014. This valuation resulted in an increase to the pension obligation of $35 million and an increase to the other postretirement benefit obligation of $12 million. Additionally, accumulated other comprehensive loss increased by approximately $12 million (after tax), regulatory assets increased by approximately $34 million, and regulatory liabilities increased by approximately $5 million. During the second quarter of 2014, Exelon received an updated valuation for the remainder of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2014. This valuation resulted in an increase to the pension obligation of $13 million and an increase to the other postretirement benefit obligation of $3 million. Additionally, accumulated other comprehensive loss increased by approximately $1 million (after tax) and regulatory assets increased by approximately $15 million.

In April 2014, Exelon announced plan design changes for certain other postretirement benefit plans, which required an interim remeasurement of the benefit obligation for those plans using assumptions as of April 30, 2014, including updated discount rates and asset values. The remeasurement is expected to result in a decrease in the net periodic benefit costs for other postretirement benefits of approximately $149 million for the period May 2014 through December 2014 as compared to the net periodic benefit costs that were anticipated based on the January 1, 2014 valuation. The remeasurement resulted in a decrease in Exelon’s non-pension postretirement benefit obligations, regulatory assets, and accumulated other compressive loss of approximately $790 million, $240 million, and $259 million (after tax), respectively, and an increase in regulatory liabilities of approximately $125 million.

The following tables present the components of Exelon’s net periodic benefit costs for the three and six months ended June 30, 2014 and 2013. The 2014 pension benefit cost for Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 4.80%. The 2014 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 6.59% for funded plans and a discount rate of 4.90% for all plans. Certain of the other postretirement benefit plans were remeasured as of April 30, 2014 using an expected long-term rate of return on plan assets of 6.59% and a discount rate of 4.30%. Costs for the three and six months ended June 30, 2014 reflect the impact of this remeasurement. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2014(a)	2013	2014(a)	2013
Service cost	$69	$79	$29	$40
Interest cost	184	163	45	49
Expected return on assets	(242)	(254)	(38)	(33)
Amortization of:
Prior service cost (benefit)	4	4	(30)	(6)
Actuarial loss	104	141	12	21

Net periodic benefit cost	$119	$133	$18	$71

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2014(a)	2013	2014(a)	2013
Service cost	$138	$159	$61	$81
Interest cost	367	326	101	97
Expected return on assets	(483)	(508)	(76)	(66)
Amortization of:
Prior service cost (benefit)	7	7	(34)	(10)
Actuarial loss	209	281	20	42

Net periodic benefit cost	$238	$265	$72	$144

(a)	Excludes components of CENG’s net periodic benefit costs for the period April 1, 2014 to June 30, 2014 as presented in the below table.

The following tables present the components of net periodic benefit costs for the CENG-sponsored benefit plans for the period April 1, 2014 to June 30, 2014 and reflect the valuation performed as of April 1, 2014. The 2014 pension benefit cost for CENG sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.75% and discount rates ranging from 3.60% — 4.30%. The 2014 other postretirement benefit cost is calculated using a discount rate of 4.55% for all plans.

	Pension Benefits	Other Postretirement Benefits
Service cost	$5	$1
Interest cost	6	2
Expected return on assets	(9)	—

Net periodic benefit cost	$2	$3

The amounts below represent Generation’s, ComEd’s, PECO’s, BGE’s and BSC’s allocated portion of the pension and postretirement benefit plan costs, which were included in Capital expenditures and Operating and maintenance expense during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and Other Postretirement Benefit Costs	2014	2013	2014	2013
Generation(a)	$63	$87	$139	$173
ComEd	40	77	96	154
PECO	9	10	21	21
BGE	17	14	33	27
BSC(b)	13	16	26	34

(a)	Includes $5 million related to CENG for the period April 1, 2014 to June 30, 2014.
(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO or BGE amounts above.

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, management of the pension obligation and regulatory implications. Exelon expects to make qualified pension plan contributions of $317 million to its

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

qualified pension plans in 2014, of which Generation, ComEd, PECO and BGE will contribute $169 million, $119 million, $11 million and $0 million, respectively. Exelon’s and Generation’s expected qualified pension plan contributions above include $53 million and $51 million, respectively, related to CENG-sponsored plans for the period April 1, 2014 to December 31, 2014. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $18 million in 2014, of which Generation, ComEd, PECO and BGE will make payments of $9 million, $1 million, $0 million and $1 million, respectively. Exelon’s and Generation’s expected non-qualified pension plan benefit payments above include $3 million related to CENG-sponsored plans for the period April 1, to December 31, 2014.

Unlike qualified pension plans, other postretirement benefit plans are not subject to statutory minimum contribution requirements and certain plans are not funded. Exelon’s management has historically considered several factors in determining the level of contributions to its funded other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued rate recovery). Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans and considering the impact of recent plan design changes, of approximately $290 million in 2014, of which Generation, ComEd, PECO and BGE expect to contribute $128 million, $121 million, $4 million and $18 million, respectively. Exelon’s and Generation’s expected other postretirement benefit plan payments above include $5 million related to CENG-sponsored plans for the period April 1, 2014 to December 31, 2014.

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

CENG’s investment strategy for its qualified pension assets is generally consistent with Exelon’s investment strategy as outlined above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Defined Contribution Savings Plans

The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Matching Contributions	2014	2013	2014	2013
Exelon(a)	$19	$21	$48	$43
Generation(a)	10	10	24	21
ComEd	5	5	12	10
PECO	2	2	4	4
BGE	1	2	4	4
BSC(b)	1	2	4	4

(a)	Includes $1 million of matching contributions to CENG’s 401(k) defined contribution savings plan for the period April 1, 2014 to June 30, 2014.
(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These costs are not included in the Generation, ComEd, PECO or BGE amounts above.

14.    Severance (Exelon, Generation, ComEd, PECO and BGE)

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

CENG Integration-Related Severance

In connection with the Master Agreement, Generation and CENG recorded a severance accrual in the fourth quarter of 2013 for the anticipated employee position reductions as a result of the integration. The majority of these positions are corporate and support positions at CENG. On April 1, 2014, the date the NOSA was executed, Generation consolidated the CENG severance liability pursuant to the Master Agreement. Generation adjusts its accrual each quarter to reflect its best estimate of remaining severance costs. The estimated amount of severance payments associated with this plan is expected to be approximately $27 million. As of June 30, 2014, management recorded its best estimate of severance benefits, which could be adjusted through the completion of the integration process if additional employee position reductions are identified or if employees resign prior to their agreed upon service termination date. Estimated costs to be incurred after June 30, 2014 are not material.

Exelon and Generation recorded severance benefit costs associated with the employee reductions of $1 million and $2 million within Operating and maintenance expense for the three and six months ended June 30, 2014, respectively, in their Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Amounts included in the table below represent the severance liability recorded by Exelon and Generation related to the CENG integration:

Six Months Ended June 30, 2014
Severance Liability	Exelon	Generation
Balance at December 31, 2013	$2	$2
Integration of CENG(a)	19	19
Severance charges	2	2
Payments	(3)	(3)

Balance at June 30, 2014	$20	$20

(a)	Includes the fair value of the CENG integration-related obligation as of April 1, 2014, the date of consolidation. See Note 6 — Investment in CENG for additional information.

Cash payments under the severance plan began in the second quarter of 2014. Substantially all cash payments under the plan are expected to be made by the end of 2014.

Constellation Merger-Related Severance

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

The amount of severance expense associated with the post-merger integration recognized for the three and six months ended June 30, 2014 and 2013 is not material. Estimated costs to be incurred after June 30, 2014 are not material.

Amounts included in the table below represent the severance liability recorded by Exelon, Generation, ComEd, PECO and BGE for employees of those Registrants and exclude amounts billed through intercompany allocations:

Six Months Ended June 30, 2014
Severance Liability	Exelon	Generation	ComEd	PECO	BGE
Balance at December 31, 2013	$53	$10	$—	$—	$6
Payments	(20)	(2)	—	—	(3)

Balance at June 30, 2014	$33	$8	$—	$—	$3

Substantially all cash payments under the plan are expected to be made by the end of 2016.

Ongoing Severance Plans

The Registrants provide severance and health and welfare benefits under Exelon’s ongoing severance benefit plans to terminated employees in the normal course of business, which are not directly related to the merger with Constellation or with the integration of CENG. These benefits are accrued for when the benefits are considered probable and can be reasonably estimated.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the three and six months ended June 30, 2014 and 2013, the Registrants recorded the following severance costs associated with these ongoing severance benefits within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income:

	Exelon	Generation	ComEd	PECO	BGE
Three Months Ending
June 30, 2014	$4	$2	$—	$—	$—
June 30, 2013	$1	$1	$—	$—	$—

Six Months Ending
June 30, 2014	$6	$4	$—	$—	$—
June 30, 2013	$2	$1	$1	$—	$—

The severance liability balances associated with these ongoing severance benefits as of June 30, 2014 and December 31, 2013 are not material.

15.    Changes in Accumulated Other Comprehensive Income (Exelon, Generation, and PECO)

The following tables present changes in accumulated other comprehensive income (loss) (AOCI) by component for the six months ended June 30, 2014 and 2013:

For The Six Months Ended June 30, 2014	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$120	$2	$(2,260)	$(10)	$108	$(2,040)

OCI before reclassifications	(11)	1	246	(1)	11	246
Amounts reclassified from AOCI(b)	(62)	—	66	—	(116)	(112)

Net current-period OCI	(73)	1	312	(1)	(105)	134

Ending balance	$47	$3	$(1,948)	$(11)	$3	$(1,906)

Generation(a)
Beginning balance	$114	$2	$—	$(10)	$108	$214

OCI before reclassifications	(8)	(1)	—	(1)	11	1
Amounts reclassified from AOCI (b)	(62)	—	—	—	(116)	(178)

Net current-period OCI	(70)	(1)	—	(1)	(105)	(177)

Ending balance	$44	$1	$—	$(11)	$3	$37

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

(a)	All amounts are net of tax. Amounts in parenthesis represent a decrease in accumulated other comprehensive income.
(b)	See tables following changes in accumulated other comprehensive income tables for details about these reclassifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For The Six Months Ended June 30, 2013	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$368	$—	$(3,137)	$—	$2	$(2,767)

OCI before reclassifications	24	(1)	87	(6)	31	135
Amounts reclassified from AOCI(b)	(147)	—	101	—	5	(41)

Net current-period OCI	(123)	(1)	188	(6)	36	94

Ending balance	$245	$(1)	$(2,949)	$(6)	$38	$(2,673)

Generation(a)
Beginning balance	$512	$—	$—	$—	$1	$513

OCI before reclassifications	12	(1)	—	(6)	31	36
Amounts reclassified from AOCI(b)	(279)	—	—	—	5	(274)

Net current-period OCI	(267)	(1)	—	(6)	36	(238)

Ending balance	$245	$(1)	$—	$(6)	$37	$275

PECO(a)

Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

(a)	All amounts are net of tax. Amounts in parenthesis represent a decrease in accumulated other comprehensive income.
(b)	See tables following changes in accumulated other comprehensive income tables for details about these reclassifications

ComEd, PECO, BGE did not have any reclassifications out of AOCI to Net Income during the three and six months ended June 30, 2014 and 2013. The following tables present amounts reclassified out of AOCI to Net Income for Exelon and Generation during the three and six months ended June 30, 2014 and 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended June 30, 2014

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the statement where Net Income is presented
	Exelon	Generation
Gains on cash flow hedges
Energy related hedges	$63	$63	Operating revenues

	63	63	Total before tax
	(25)	(25)	Tax (expense)

	$38	$38	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs	$12	$—	(b)
Actuarial losses	(61)	—	(b)

	(49)	—	Total before tax
	18	—	Tax benefit

	$(31)	$—	Net of tax

Equity investments
Reversal of CENG equity method AOCI	$193	$193	Gain on consolidation of CENG

	193	193	Total before tax
	(77)	(77)	Tax benefit

	$116	$116	Net of tax

Total Reclassifications for the period	$123	$154	Net of Tax

Six Months Ended June 30, 2014

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the statement where Net Income is presented
	Exelon	Generation
Gains on cash flow hedges
Energy related hedges	$102	$102	Operating revenues
Other cash flow hedges	—	—	Interest expense

	102	102	Total before tax
	(40)	(40)	Tax (expense)

	$62	$62	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs	10	—	(b)
Actuarial losses	$(117)	$—	(b)

	(107)	—	Total before tax
	41	—	Tax benefit

	$(66)	$—	Net of tax

Equity investments
Reversal of CENG equity method AOCI	$193	$193	Gain on consolidation of CENG

	193	193	Total before tax
	(77)	(77)	Tax benefit

	$116	$116	Net of tax

Total Reclassifications for the period	$112	$178	Net of Tax

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended June 30, 2013

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the statement where Net Income is presented
	Exelon	Generation
Gains on cash flow hedges
Energy related hedges	$141	$236	Operating revenues
Other cash flow hedges	—	1	Interest expense

	141	237	Total before tax
	(52)	(93)	Tax (expense)

	$89	$144	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs	$(1)	$—	(b)
Actuarial (losses)	(82)	—	(b)

	(83)	—	Total before tax
	32	—	Tax benefit

	$(51)	$—	Net of tax

Equity investments
Capital activity	$(5)	$(5)	Equity in losses of unconsolidated affiliates

	(5)	(5)	Total before tax
	2	2	Tax benefit

	$(3)	$(3)	Net of tax

Total Reclassifications for the period	$35	$141	Net of Tax

Six Months Ended June 30, 2013

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the statement where Net Income is presented
	Exelon	Generation
Gains on cash flow hedges
Energy related hedges	$240	$459	Operating revenues
Other cash flow hedges	(1)	1	Interest (expense) or benefit

	239	460	Total before tax
	(92)	(181)	Tax (expense)

	$147	$279	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs	$(1)	$—	(b)
Actuarial (losses)	(165)	—	(b)

	(166)	—	Total before tax
	65	—	Tax (expense)

	$(101)	$—	Net of tax

Equity investments
Capital activity	$(8)	$(8)	Equity in losses of unconsolidated affiliates

	(8)	(8)	Total before tax
	3	3	Tax benefit

	$(5)	$(5)	Net of tax

Total Reclassifications for the period	$41	$274	Net of Tax

(a)	All amounts are net of tax. Amounts in parenthesis represent a decrease in net income.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension and OPEB cost (see Note 13 — Retirement Benefits for additional details).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents income tax expense (benefit) allocated to each component of other comprehensive income (loss) during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Exelon
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$5	$—	$5	$1
Actuarial loss reclassified to periodic cost	(23)	(32)	(46)	(66)
Pension and non-pension post retirement benefit plans valuation adjustment	(166)	(1)	(159)	(50)
Change in unrealized loss on cash flow hedges	28	45	48	77
Change in unrealized income on equity investments	77	(5)	70	(23)
Deferred compensation unit valuation adjustment	—	(6)	—	(6)

Total	$(79)	$1	$(82)	$(67)

Generation
Change in unrealized loss on cash flow hedges	$25	$89	$44	$175
Change in unrealized income on equity investments	77	(5)	70	(23)
Change in marketable securities	—	—	(2)	—

Total	$102	$84	$112	$152

16.    Common Stock (Exelon, Generation, ComEd, PECO and BGE)

Equity Securities Offering

In June 2014, Exelon marketed an equity offering of 57.5 million shares of its common stock at a public offering price of $35 per share. Concurrently, Exelon entered into forward sale agreements requiring Exelon to, at its election, prior to October 29, 2015; i) physically settle the transaction through the issuance of 57.5 million shares of its common stock in exchange for net proceeds at the forward price specified in the agreements of between approximately $1.85 billion and $1.95 billion, after consideration of underwriters discount of approximately $60 million and subject to certain adjustments as provided in the forward sales agreement, or ii) net settle the transaction either through the payment of cash or shares of its common stock based on the then current market value of the shares minus the value of the shares at the forward price, net of the underwriters discount and the daily accretion rate. No amounts have or will be recorded in Exelon’s consolidated financial statements until settlement of the forward sale agreements occurs. At June 30, 2014, if Exelon had elected to net share settle the contract, the maximum number of common shares that would have been required to be issued is approximately 4 million shares at a forward price of $33.94. If Exelon elects to cash settle the contract, the transaction costs will be recorded as a charge to earnings in the period in which it becomes probable that Exelon will cash settle. Otherwise, all transaction costs will be reflected as a reduction to the value of the common stock issued in Exelon’s Consolidated Balance Sheet. The net proceeds received upon settlement are expected to be used to finance a portion of the acquisition of PHI and for general corporate purposes. Until settlement, earnings per share dilution resulting from the forward sales agreement, if any, will be determined under the treasury stock method.

Concurrent with the forward equity transaction, Exelon also issued $1.15 billion of junior subordinated notes in the form of 23 million equity units. See Note 10 – Debt and Credit Agreements for further information on the equity units.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

17.    Earnings Per Share and Equity (Exelon)

Earnings per Share (Exelon)

Diluted earnings per share is calculated by dividing Net income attributable to common shareholders by the weighted average number of shares of common stock outstanding adjusted to include the potentially dilutive effect of stock options, performance share awards, restricted stock outstanding under Exelon’s LTIPs, and Exelon’s equity forward sales agreement, which is further described in Note 10 — Debt and Credit Agreements. The following table sets forth the components of basic and diluted earnings per share and shows the effect of these stock options, performance share awards and restricted stock on the weighted average number of shares outstanding (in millions) used in calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$522	$490	$612	$486

Average common shares outstanding — basic	860	856	860	856
Potentially dilutive effect of stock options, performance share awards, restricted stock, and Exelon’s equity forward sales agreement	4	4	3	3

Average common shares outstanding — diluted	864	860	863	859

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 16 million for the three and six months ended June 30, 2014 and 17 million and 18 million for the three and six months ended June 30, 2013, respectively.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of June 30, 2014. In 2008, Exelon management decided to defer indefinitely any share repurchases.

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

Commitments

Energy Commitments

As of June 30, 2014, Generation’s commitments relating to its purchases from unaffiliated utilities and others of energy, capacity, transmission rights and RECs, are as indicated in the following table:

	Net Capacity Purchases(a)	REC Purchases(b)	Transmission Rights Purchases(c)	Total
2014	$208	$43	$13	$264
2015	353	163	13	529
2016	269	122	2	393
2017	208	59	2	269
2018	98	13	2	113
Thereafter	388	4	32	424

Total	$1,524	$404	$64	$1,992

(a)

Net capacity purchases include PPAs and other capacity contracts including those that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at June 30, 2014, net of fixed capacity payments expected to be received by Generation under contracts to resell such acquired capacity to third parties under long-term capacity sale contracts. Expected payments include certain fixed capacity charges which may be reduced based on plant availability.

(b)	The table excludes renewable energy purchases that are contingent in nature.
(c)	Transmission rights purchases include estimated commitments for additional transmission rights that will be required to fulfill firm sales contracts.

ComEd’s, PECO’s and BGE’s electric supply procurement, curtailment services, REC and AEC purchase commitments, as applicable, as of June 30, 2014 are as follows:

		Expiration within
	Total	2014	2015	2016	2017	2018	2019 and beyond
ComEd
Electric supply procurement(a)	$740	$217	$232	$151	$140	$—	$—
Renewable energy and RECs(b)	1,548	32	73	76	77	78	1,212
PECO
Electric supply procurement(c)	550	381	169	—	—	—	—
AECs(d)	13	1	2	2	2	2	4
BGE
Electric supply procurement(e)	1,320	448	632	240	—	—	—
Curtailment services(f)	136	21	40	34	29	12	—

(a)

ComEd entered into various contracts for the procurement of electricity that started to expire in 2012, and will continue to expire through 2017. ComEd is permitted to recover its electric supply procurement costs from retail customers with no mark-up. As of June 30, 2014, ComEd has completed the ICC-approved procurement process for a portion of its energy requirements through the periods ending May 31, 2015, 2016 and 2017.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

Primarily related to ComEd 20-year contracts for renewable energy and RECs beginning in June 2012. ComEd is permitted to recover its renewable energy and REC costs from retail customers with no mark-up. The commitments represent the maximum settlements with suppliers for renewable energy and RECs under the existing contract terms.

(c)

PECO entered into various contracts for the procurement of electric supply to serve its default service customers that expire between 2014 and 2016. PECO is permitted to recover its electric supply procurement costs from default service customers with no mark-up in accordance with its PAPUC-approved DSP Programs. See Note 5 — Regulatory Matters for additional information.

(d)	PECO is subject to requirements related to the use of alternative energy resources established by the AEPS Act. See Note 5 - Regulatory Matters for additional information.
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

Fuel Purchase Obligations

In addition to the energy commitments described above, Generation has commitments to purchase fuel supplies for nuclear and fossil generation. Beginning this quarter, all of CENG’s nuclear fuel commitments are disclosed within the Generation line below, since CENG is now fully consolidated by Generation. PECO and BGE have commitments to purchase natural gas related to transportation, storage capacity and services to serve customers in their gas distribution service territory. As of June 30, 2014, these net commitments were as follows:

		Expiration within
	Total	2014	2015	2016	2017	2018	2019 and beyond
Generation	$9,973	$694	$1,526	$1,230	$1,276	$929	$4,318
PECO	411	90	112	93	35	15	66
BGE	618	64	83	82	65	53	271

Other Purchase Obligations

The Registrants’ other purchase obligations as of June 30, 2014, which primarily represent commitments for services, materials and information technology, are as follows:

		Expiration within
	Total	2014	2015	2016	2017	2018	2019 and beyond
Exelon	$568	$140	$171	$65	$55	$37	$100
Generation	474	110	155	52	47	31	79
ComEd(a)	53	16	8	5	5	5	14
PECO(a)	28	12	4	3	1	1	7
BGE(a)	12	1	4	5	2	—	—

(a)	Purchase obligations include commitments related to smart meter installation. See Note 5 — Regulatory Matters for additional information.

Construction Commitments

Generation has committed to the construction of the Antelope Valley solar PV facility in Los Angeles County, California. The first portion of the project began operations in December 2012, with six additional blocks coming online in 2013. As of June 30, 2014, the facility was fully operational. Generation has no further remaining construction commitments for the project.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On July 3, 2013, Generation executed a Turbine Supply Agreement to expand its Beebe wind project in Michigan. The estimated remaining commitment under the contract is $53 million and achievement of commercial operations is expected in the fourth quarter of 2014.

On July 26, 2013, Generation executed an engineering procurement and construction contract to expand its Perryman, Maryland generation site with 120 MW of new natural gas-fired generation to satisfy certain Exelon/Constellation merger commitments. The estimated remaining commitment under the contract is $84 million and achievement of commercial operation is expected in 2015. This project will satisfy a portion of Exelon’s commitment to Maryland. See Note 4 — Mergers and Acquisitions of the Exelon 2013 Form 10-K for additional information on commitments to develop or assist in development of new generation in Maryland resulting from the Exelon/Constellation merger.

On December 27, 2013, Generation executed a Turbine Supply Agreement for construction of the 40 MW Fourmile Wind project in western Maryland. The estimated remaining commitment under the contract is $38 million and achievement of commercial operations is expected in the fourth quarter 2014. In the first quarter of 2014, Generation approved expansion of the Fourmile project to 40 MW. This project will satisfy a portion of Exelon’s 125 MW Tier I land-based renewables commitment in Maryland. See Note 4 — Mergers and Acquisitions of the Exelon 2013 Form 10-K for additional information on commitments to develop or assist in development of new generation in Maryland resulting from the Exelon/Constellation merger.

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

The direct investment estimate includes $95 million to $120 million relating to the construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. On March 20, 2013, Generation signed a 20 year lease agreement that was contingent upon the developer obtaining all required approvals, permits and financing for the construction of a building in Baltimore, Maryland. The operating lease became effective during the second quarter of 2014 when these outstanding contingencies were met by the developer. Generation’s total commitments under the lease agreement are $0 related to 2014 and 2015, and $9 million, $12 million, $12 million, and $270 million related to 2016, 2017, 2018, and 2019 and thereafter.

The direct investment commitment also includes $600 million to $650 million relating to Exelon and Generation’s development or assistance in the development of 285 — 300 MWs of new generation in Maryland, which is expected to be completed over a period of 10 years. The MDPSC Order contemplates various options for complying with the new generation development commitments, including building or acquiring generating assets, making subsidy or compliance payments, or in circumstances in which the generation build is delayed, making liquidated damages payments. Exelon and Generation expect that the majority of these commitments will be satisfied by building or acquiring generating assets and, therefore, will be primarily capital in nature and recognized as incurred. If in the future Exelon determines that it is probable that it will make subsidy, compliance or liquidated damages payments related to the new generation development commitments, Exelon will record a liability at that time. As of June 30, 2014, it is reasonably possible that Exelon will be required to make subsidy

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

or liquidated damages payments of approximately $40 million rather than build one of the generation projects contemplated by the commitments, given that the generation build is dependent upon the passage of legislation and other conditions that Exelon does not control.

Contingencies

Commercial Commitments

The Registrants’ commercial commitments as of June 30, 2014, representing commitments potentially triggered by future events were as follows:

	Exelon		Generation		ComEd		PECO		BGE
Letters of credit (non-debt)(a)	$1,514		$1,470		$19		$22		$1
Guarantees	4,706	(b)	1,346	(c)	206	(d)	181	(e)	259	(f)
Nuclear insurance premiums(g)	3,559		3,559		—		—		—
Underwriters discount(h)	60		—		—		—		—

Total commercial commitments	$9,839		$6,375		$225		$203		$260

(a)	Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties.
(b)

Primarily reflects parental guarantees issued on behalf of Generation to allow the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Also reflects guarantees issued to ensure performance under specific contracts, preferred securities of financing trusts, property leases, indemnifications, NRC minimum funding assurance requirements and miscellaneous guarantees. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $0.6 billion at June 30, 2014, which represents the total amount Exelon could be required to fund based on June 30, 2014 market prices.

(c)

Primarily reflects guarantees issued to ensure performance under energy marketing and other specific contracts. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $0.3 billion at June 30, 2014, which represents the total amount Generation could be required to fund based on June 30, 2014 market prices.

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
(g)

Represents the maximum amount that Generation would be required to pay for retrospective premiums in the event of nuclear disaster at any domestic site, including CENG sites, under the Secondary Financial Protection pool as required under the Price-Anderson Act as well as the current aggregate annual retrospective premium obligation that could be imposed by NEIL. See the Nuclear Insurance section within this note for additional details on Generation’s nuclear insurance premiums.

(h)

Represents the underwriters discount for Exelon’s forward equity transaction. See Note 16 — Common Stock of the Combined Notes to Consolidated Financial Statements for further details of the equity securities offering.

Nuclear Insurance (Exelon and Generation)

Generation is subject to liability, property damage and other risks associated with major incidents at any of its nuclear stations, including the CENG nuclear stations. Generation has reduced its financial exposure to these risks through insurance and other industry risk-sharing provisions

The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and also to limit the liability of nuclear reactor

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

owners for such claims from any single incident. As of June 30, 2014, the current liability limit per incident was $13.6 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. An inflation adjustment must be made at least once every 5 years and the last inflation adjustment was made effective September 10, 2013. In accordance with the Price-Anderson Act, Generation maintains financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. As of June 30, 2014, the amount of nuclear energy liability insurance purchased is $375 million for each operating site. Additionally, the Price-Anderson Act requires a second layer of protection through the mandatory participation in a retrospective rating plan for power reactors (currently 104 reactors) resulting in an additional $13.2 billion in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident that exceeds the primary layer of financial protection. Under the Price-Anderson Act, the maximum assessment in the event of an incident for each nuclear operator, per reactor, per incident (including a 5% surcharge), is $127.3 million, payable at no more than $19 million per reactor per incident per year. Exelon’s maximum liability per incident is approximately $2.7 billion, including CENG’s related liability.

In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $13.6 billion limit for a single incident.

Generation is also required each year to report to the NRC the current levels and sources of property insurance that demonstrates Generation possesses sufficient financial resources to stabilize and decontaminate a reactor and reactor station site in the event of an accident. The property insurance maintained for each facility is currently provided through insurance policies purchased from NEIL, an industry mutual insurance company of which Generation is a member. Premiums paid to NEIL by its members are subject to assessment for adverse loss experience (the retrospective premium obligation). The maximum combined retrospective premium amount that Generation could be required to pay due to participation in the Price-Anderson Act retrospective rating plan for power reactors and the NEIL retrospective premium obligation is $3.6 billion, including CENG’s obligation, which is included above in the Commercial Commitments table. See the Nuclear Insurance section within Note 22 — Commitments and Contingencies of the Exelon 2013 Form 10-K for additional details on Generation’s nuclear insurance premiums.

As part of the execution of NOSA on April 1, 2014, Generation executed an Indemnity Agreement pursuant to which Generation agreed to indemnify EDF and its affiliates against third-party claims that may arise from any future nuclear incident (as defined in the Price Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this indemnity. See Note 6 — Investment in CENG for additional information on Generation’s operations relating to CENG.

Spent Nuclear Fuel Obligation (Exelon and Generation)

Under the NWPA, the DOE is responsible for the development of a geologic repository for and the disposal of SNF and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from Generation’s nuclear generating stations. In accordance with the NWPA and the Standard Contracts, Generation pays the DOE one mill ($0.001) per kWh of net nuclear generation for the cost of SNF disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance will be delayed significantly. On November 19, 2013, the D.C. Circuit Court ordered the DOE to submit to Congress a proposal to reduce the current SNF disposal fee to zero, unless and until there is a viable disposal program. On January 3, 2014, the DOE filed a petition for rehearing which was

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

denied by the D.C. Circuit Court on March 18, 2014. Also, on January 3, 2014, the DOE submitted a proposal to Congress to reduce the current SNF disposal fee to zero. On May 9, 2014, the DOE notified Generation that the SNF disposal fee will remain in effect through May 15, 2014, after which time the fee will be set to zero. For the six months ended June 30, 2014, and for the year ended December 31, 2013, Generation incurred expense of $49 million and $136 million, respectively, in SNF disposal fees, recorded in Purchased power and fuel expense within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income, including Exelon’s share of Salem and net of co-owner reimbursements (not including such fees incurred by CENG). Until such time as a new fee structure is in effect, Exelon and Generation will not accrue any further costs related to SNF disposal fees.

Indemnifications Related to Sale of Sithe (Exelon and Generation)

On January 31, 2005, subsidiaries of Generation completed a series of transactions that resulted in Generation’s sale of its investment in Sithe. Specifically, subsidiaries of Generation consummated the acquisition of Reservoir Capital Group’s 50% interest in Sithe and subsequently sold 100% of Sithe to Dynegy, Inc. (Dynegy).

The estimated maximum possible exposure to Exelon related to the guarantees provided as part of the sales transaction to Dynegy was approximately $200 million at December 31, 2013. The guarantee expired January 31, 2014. Generation was not required to make payments under the guarantee, and, therefore, has no further obligation related to this guarantee as of June 30, 2014.

Repurchase of Land Related to Master Agreement Closing (Exelon and Generation)

As a result of the closing of the transactions contemplated by the Master Agreement, EDF has the option to sell back to CENG the land adjacent to the Calvert Cliffs site, together with the rights associated with the land, at its fair market value. The option is exercisable for a period of five years, from April 1, 2014.

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

As of June 30, 2014 and December 31, 2013, the Registrants had accrued the following undiscounted amounts for environmental liabilities in other current liabilities and other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

June 30, 2014	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$323	$258
Generation	56	—
ComEd	222	217
PECO	44	41
BGE	1	—

December 31, 2013	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$338	$273
Generation	56	—
ComEd	234	229
PECO	47	44
BGE	1	—

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On May, 19 2014, the U.S. EPA released the final Section 316(b) rule. The rule has not been published in the Federal Register, and will become effective 60 days after publication. The rule requires that a series of studies and analyses be performed to determine the best technology available, followed by an implementation period. The timing of the various requirements for each facility is related to the status of its current NPDES permit and the subsequent renewal period. There is no fixed compliance schedule, as this is left to the discretion of the state permitting director.

The rule does not require closed-cycle cooling (e.g., cooling towers) as the best technology available to address impingement and entrainment. The rule provides the state permitting director with significant discretion to determine the best technology available to limit entrainment (drawing aquatic life into the plants cooling system) mortality, including application of a cost-benefit test and the consideration of a number of site-specific factors. After consideration of these factors, the state permitting agency may require closed cycle cooling, an alternate technology, or determine that the current technology is the best available. The rule also provides a number of flexible compliance options to reduce impingement (trapping aquatic life on screens) mortality, which likely will be accomplished by the installation of screens or other technology at the intake. A number of concerns raised by the electric generation industry about the proposed rule were resolved favorably in the final rule.

New York Facilities.    In July 2011, the New York Department of Environmental Conservation (DEC) issued a policy regarding the best available technology for cooling water intake structures. Through its policy, the DEC established closed-cycle cooling or its equivalent as the performance goal for all existing facilities, but also provided that the DEC will select a feasible technology whose costs are not wholly disproportionate to the environmental benefits to be gained and allows for a site-specific determination where the entrainment performance goal cannot be achieved. Each of CENG’s New York facilities has filed for its SPDES permit renewal in 2014 and the renewal applications are currently pending with the NYDEC.

Salem and Other Power Generation Facilities.    In June 2001, the NJDEP issued a renewed NPDES permit for Salem, allowing for the continued operation of Salem with its existing cooling water system. NJDEP advised PSEG, in July 2004 that it strongly recommended reducing cooling water intake flow commensurate with closed-cycle cooling as a compliance option for Salem. PSEG submitted an application for a renewal of the permit on February 1, 2006. In the permit renewal application, PSEG analyzed closed-cycle cooling and other options and demonstrated that the continuation of the Estuary Enhancement Program, an extensive environmental restoration program at Salem, is the best technology to meet the Section 316(b) requirements. PSEG continues to operate Salem under the approved June 2001 NPDES permit while the NPDES permit renewal application is being reviewed. If the final permit or Section 316(b) regulations ultimately requires the retrofitting of Salem’s cooling water intake structure to reduce cooling water intake flow commensurate with closed-cycle cooling, Exelon’s and Generation’s share of the total cost of the retrofit and any resulting interim replacement power would likely be in excess of $430 million, based on a 2006 estimate, and would result in increased depreciation expense related to the retrofit investment. However, it is unknown at this time whether implementation of the final EPA rule will result in a requirement to install closed cycle cooling at Salem.

Until the compliance requirements are determined by the applicable state permitting director on a site-specific basis for each plant, Generation cannot estimate the effect that compliance with the rule will have on the operation of its and CENG’s generating facilities and its future results of operations, cash flows and financial position. Should a state permitting director determine that a facility must install cooling towers to comply with the rule, that facility’s economic viability would be called into question. However, the likely impact of the rule has been significantly decreased since the final rule does not mandate cooling towers as a national standard, and the state permitting director is required to apply a cost-benefit test and can take into consideration site-specific factors.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Groundwater Contamination.    In October 2007, a subsidiary of Constellation entered into a consent decree with the MDE relating to groundwater contamination at a third-party facility that was licensed to accept fly ash, a byproduct generated by coal-fired plants. The consent decree required the payment of a $1 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. As of June 30, 2014, and December 31, 2013, Generation’s remaining groundwater contamination reserve was $15 million and $14 million respectively. In addition, a private party asserted claims relating to groundwater contamination. In February 2014, Generation settled these private party claims for an amount that was not material to the financial condition of Generation.

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

Numerous entities challenged the CSAPR in the D.C. Circuit Court, and some requested a stay of the rule pending the Court’s consideration of the matter on the merits. On December 30, 2011, the Court granted a stay of the CSAPR, and directed the U.S. EPA to continue the administration of CAIR in the interim. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the U.S. EPA has exceeded its authority in certain material aspects of the CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. The Court’s order was appealed to the U.S. Supreme Court, and on April 29, 2014, the U.S. Supreme Court reversed the D.C. Circuit Court decision and upheld CSAPR, and remanded the case to the D.C. Circuit Court to resolve the remaining implementation issues. On June 26, 2014, the U.S. EPA filed a motion with the D.C. Circuit Court seeking to have the stay of the CSAPR lifted, and proposed a three-year tolling of the effective dates under the rule so that the first phase of emission budgets would be implemented on January 1, 2015. The U.S. EPA believes that this would allow sufficient time to complete the remaining aspects of the rulemaking before the implementation of the more stringent second phase of emission budgets that, under the tolling proposal, would begin on January 1, 2017.

The CSAPR restricts entirely the use of pre-2012 allowances. Existing SO2 allowances under the ARP would remain available for use. As of June 30, 2014, Generation had $64 million of emission allowances carried at the lower of weighted average cost or market.

EPA Mercury and Air Toxics Standards (MATS).    The MATS rule became final on April 16, 2012. The MATS rule reduces emissions of toxic air pollutants, and finalized the new source performance standards for fossil fuel-fired electric utility steam generating units (EGUs). The MATS rule requires coal-fired EGUs to achieve high removal rates of mercury, acid gases and other metals from air emissions. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that smaller, older, uncontrolled coal units will retire rather than make these investments. Coal units with existing controls that do not meet the required standards may need to upgrade existing controls or add new controls to comply. In addition, the new standards will require oil units to achieve high removal rates of metals. Owners of oil units not currently meeting the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies or retire the units. The MATS rule requires generating stations to meet the new standards three years after the rule takes effect, April 16, 2015, with specific guidelines for an additional one or two years in limited cases. Numerous entities challenged MATS in the D.C. Circuit Court, and Exelon intervened in support of the rule. On April 15, 2014, the D.C Circuit Court issued an opinion upholding MATS in its entirety. On July 14, 2014, three petitions for certiorari were filed with the U.S. Supreme Court seeking review of the D.C. Circuit Court decision upholding MATS.

Exelon, along with the other co-owners of Conemaugh Generating Station have improved the existing scrubbers and installed Selective Catalytic Reduction (SCR) controls to meet the requirements of MATS.

In addition, as of June 30, 2014, Exelon had a $353 million net investment in coal-fired plants in Georgia subject to long-term leases extending through 2028-2032. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, after the impairments recorded in the second quarter of 2013 and 2014, final applications of the CSAPR and MATS regulations could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material. See Note 7 — Impairment of Long-Lived Assets for additional information.

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

In 2012, the Bankruptcy Court approved the rejection of an agency agreement related to a coal rail car lease under which Midwest Generation had agreed to reimburse ComEd for all obligations incurred under the coal rail car lease. The rejection left Generation as the party responsible for making all remaining payments under the lease and performing all other obligations thereunder. In January 2013, Generation made the final $10 million payment due under the lease agreement which had been accrued at December 31, 2012.

On January 17, 2014, Midwest Generation filed a plan supplement to its bankruptcy filing that included a list of contracts to be rejected upon the effective date of the reorganization plan. This list included the sale agreement, including the environmental indemnity, and the asbestos cost-sharing agreement.

On March 11, 2014, the Bankruptcy Court for the Northern District of Illinois entered its Order Confirming Debtors’ Joint Chapter 11 Plan of Reorganization. On April 1, 2014 (Effective Date), NRG Energy purchased EME’s portfolio of generation, including Midwest Generation and the Joint Chapter 11 Plan of Reorganization (Plan) became effective. As part of the Plan, the sale agreement, including the environmental indemnity, and the asbestos cost-sharing agreement were rejected. Creditors were provided 30 days from the Effective Date to file rejection damages claims associated with contracts rejected under the Plan.

During the second quarter of 2013, Exelon filed proofs of claim for approximately $21 million with the Bankruptcy Court for amounts owed by EME and Midwest Generation for the coal rail car lease, ComEd utility payments and certain legal costs. Further, Exelon filed an environmental claim with an unspecified amount that listed the indemnifications that were in place pre-Petition Date and other factors associated with the remediation and a claim under the asbestos cost-sharing agreement with an unspecified amount. As of June 30, 2014, Exelon has not recorded a receivable for the filed proofs of claim because recovery of any amount cannot be assured at this point in the bankruptcy. Exelon will not record claim recoveries unless and until they are realized.

Certain environmental laws and regulations subject current and prior owners of properties or generators of hazardous substances at such properties to liability for remediation costs of environmental contamination. As a prior owner of the generating stations, ComEd (and Generation, through its agreement in Exelon’s 2001 corporate restructuring to assume ComEd’s rights and obligations associated with its former generation business)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

could face liability (along with any other potentially responsible parties) for environmental conditions at the stations requiring remediation, with the determination of the allocation among the parties subject to many uncertain factors. ComEd and Generation have reviewed available public information as to potential environmental exposures regarding the Midwest Generation station sites. Midwest Generation publicly disclosed in its March 31, 2014 Form 10-Q that (i) it has accrued a probable amount of approximately $9 million for estimated environmental investigation and remediation costs under CERCLA, or similar laws, for the investigation and remediation of contaminated property at two Midwest Generation plant sites, (ii) it has identified stations for which a reasonable estimate for investigation and/ or remediation cannot be made and (iii) it and the Illinois EPA entered into Compliance Commitment Agreements outlining specified environmental remediation measures and groundwater monitoring activities to be undertaken at its Crawford, Powerton, Joliet, Will County and Waukegan generating stations. At this time, however, ComEd and Generation do not have sufficient information to reasonably assess the potential likelihood or magnitude of any remediation requirements that may be asserted. For these reasons, ComEd and Generation are unable to predict whether and to what extent they may ultimately be held responsible for remediation and other costs relating to the generating stations and as a result no liability has been recorded as of June 30, 2014. Any liability imposed on ComEd or Generation for environmental matters relating to the generating stations could have a material adverse impact on their future results of operations and cash flows.

Generation increased its reserve for asbestos-related bodily injury claims at December 31, 2013 by $25 million, as a result of Midwest Generation listing such agreement in the January 2014 plan supplement as an agreement to be rejected in connection with the Plan. As discussed above, the rejection became effective as part of the Plan. Subsequently, Generation increased its reserve by $15 million pursuant to the second quarter 2014 actuarial study of such claims, of which an estimated $6 million pertains to Midwest Generation’s share. Midwest Generation publicly disclosed in its March 31, 2014 Form 10-Q that it had $53 million recorded related to asbestos bodily injury claims under the contractual indemnity with ComEd. Exelon and Generation may be entitled to damages associated with the rejection of the agreement. These amounts are considered to be contingent gains and would not be recognized until realized.

Solid and Hazardous Waste

Cotter Corporation.    The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the anticipated landfill cover remediation for the site is approximately $42 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability. By letter dated January 11, 2010, the U.S. EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve complete excavation of the radiological contamination. On September 30, 2011, the PRPs submitted the final supplemental feasibility study to the U.S. EPA for review. In June 2012, the U.S. EPA requested that the PRPs perform additional analysis and groundwater sampling as part of the supplemental feasibility study, and subsequently requested additional analysis sampling and modeling that will be conducted throughout 2014 and into 2015. In light of these additional requests, it is unknown when the U.S EPA will propose a remedy for public comment, but will likely be sometime in 2015 at the earliest. Thereafter the U.S. EPA will select a final remedy and enter into a Consent Decree with the PRPs to effectuate the remedy. A complete excavation remedy would be significantly more expensive than the previously selected additional cover remedy; however, Generation believes the likelihood that the U.S. EPA would require a complete excavation remedy is remote.

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

On February 28, 2012, and April 12, 2012, two lawsuits were filed in the U.S. District Court for the Eastern District of Missouri against 15 and 14 defendants, respectively, including Exelon, Generation and ComEd (the Exelon defendants) and Cotter. The suits allege that individuals living in the North St. Louis area developed some form of cancer due to the Exelon defendants’ negligent or reckless conduct in processing, transporting, storing, handling and/or disposing of radioactive materials. Plaintiffs have asserted claims for negligence, strict liability, emotional distress, medical monitoring, and violations of the Price-Anderson Act. The complaints do not contain specific damage claims. On May 30, 2012, the plaintiffs filed voluntary motions to dismiss the Exelon defendants from both lawsuits which were subsequently granted. Since May 30, 2012, several related lawsuits have been filed in the same court on behalf of various plaintiffs against Cotter and other defendants, but not Exelon. The allegations in these related lawsuits mirror the initially filed lawsuits. In the event of a finding of liability, it is reasonably possible that Exelon would be considered liable due to its indemnification responsibilities of Cotter described above. On March 27, 2013, the U.S. District Court dismissed all state common law actions brought under the initial two lawsuits; and also found that the plaintiffs had not properly brought the actions under the Price-Anderson Act. On July 8, 2013, the plaintiffs filed amended complaints under the Price-Anderson Act. Cotter moved to dismiss the amended complaints and has motions currently pending before the court. At this stage of the litigation, Exelon, Generation, and ComEd cannot estimate a range of loss, if any.

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

Rossville Ash Site.    The Rossville Ash Site is a 32-acre property located in Rosedale, Baltimore County, Maryland, which was used for the placement of fly ash from 1983-2007. The property is owned by Constellation Power Source Generation, LLC (CPSG). In 2008, CPSG investigated and remediated the property by entering it into the Maryland Voluntary Cleanup Program (VCP) to address any historic environmental concerns and ready the site for appropriate future redevelopment. The site was accepted into the program in 2010 and is currently going through the process to remediate the site and receive closure from MDE. Exelon currently estimates the cost to close the site to be approximately $6 million, which has been fully reserved as of June 30, 2014.

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

The first rulemaking, under Section 111(b) of the Clean Air Act, focuses on establishing carbon regulations for new fossil-fuel power plants. This rulemaking was proposed on September 20, 2013 and is to be finalized “in a timely fashion.” In the proposed rule, U.S. EPA sets separate standards for fossil-fuel fired utility boilers and natural gas fired stationary combustion turbines.

The second rulemaking, under Section 111(d) of the Clean Air Act, focuses on modified, reconstructed and existing fossil power plants. The proposed rule was published in the Federal Register on June 18, 2014 and is open for public comment until October 16, 2014. The Climate Action Plan calls for the rule to be finalized no later than June 1, 2015, and requires that states submit to U.S. EPA their implementation plans no later than June 30, 2016. The proposed rule establishes emission reduction targets for each state and provides flexibility for each state to determine how to achieve its required reductions, including heat rate improvements at coal-fired power plants, fuel switching from coal to gas, renewable generation and new nuclear facilities, demand side energy efficiency, and the use of market-based instruments.

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

At June 30, 2014 and December 31, 2013, Generation had reserved approximately $104 million and $90 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2014, approximately $21 million of this amount related to 247 open claims presented to Generation, while the remaining $83 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During the second quarter of 2014, Generation increased its reserve by approximately $15 million, primarily due to increased actual and projected number and severity of claims.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On November 22, 2013, the Supreme Court of Pennsylvania held that the Pennsylvania Workers Compensation Act does not apply to an employee’s disability or death resulting from occupational disease, such as diseases related to asbestos exposure, which manifests more than 300 weeks after the employee’s last employment-based exposure, and that therefore the exclusivity provision of the Act does not preclude such employee from suing his or her employer in court. The Supreme Court’s ruling reverses previous rulings by the Pennsylvania Superior Court precluding current and former employees from suing their employers in court, despite the fact that the same employee was not eligible for workers compensation benefits for diseases that manifest more than 300 weeks after the employee’s last employment-based exposure to asbestos. Currently, Exelon, Generation and PECO are unable to predict whether and to what extent they may experience additional claims in the future as a result of this ruling; as such no increase to the asbestos-related bodily injury liability has been recorded as of June 30, 2014. Increased claims activity resulting from this ruling could have a material adverse effect on Exelon’s, Generation’s and PECO’s future results of operations and cash flows.

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

Following the ICC’s June 26, 2013 denial of ComEd’s request for rehearing, on June 27, 2013 ComEd filed an appeal of both the summer and winter storm dockets with the Illinois Appellate Court regarding the ICC’s interpretation of Section 16-125 of the Illinois Public Utilities Act. On July 31, 2014, the Illinois Appellate Court reaffirmed the ICC’s decision in the appeal of the Summer 2011 Storm Docket and dismissed the appeal of the February 2011 Blizzard Docket. The Illinois Appellate Court’s opinion has no accounting impact as ComEd previously established a liability in connection with the June 5, 2013 ICC ruling discussed below.

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

Telephone Consumer Protection Act Lawsuit (ComEd)

On November 19, 2013, a class action complaint was filed in the Northern District of Illinois on behalf of a single individual and a presumptive class that would include all customers that ComEd enrolled in its Outage Alert text message program. The complaint alleges that ComEd violated the Telephone Consumer Protection Act (“TCPA”) by sending approximately 1.2 million text messages to customers without first obtaining their consent to receive such messages. The complaint seeks certification of a class along with statutory damages, attorneys’ fees, and an order prohibiting ComEd from sending additional text messages. Such statutory damages could range from $500 to $1,500 per text. On February 21, 2014, ComEd filed a motion to dismiss this class action complaint and intends to contest the allegations of this suit. On June 4, 2014, ComEd’s motion to dismiss was denied. As of June 30, 2014, ComEd has a reserve, which is not material, representing its best estimate of probable loss associated with this class action complaint. As ComEd is unable to predict the ultimate outcome of this proceeding, actual damages may differ from the estimated amount recorded, which may be material to ComEd’s results of operations, cash flows, and financial position.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Baltimore City Franchise Taxes (BGE)

The City of Baltimore claims that BGE has maintained electric facilities in the City’s public right-of-ways for over one hundred years without the proper franchise rights from the City. BGE has reviewed the City’s claim and believes that it lacks merit. BGE has not recorded an accrual for payment of franchise fees for past periods as a range of loss, if any, cannot be reasonably estimated at this time. Franchise fees assessed in future periods may be material to BGE’s results of operations and cash flows.

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

19.    Supplemental Financial Information (Exelon, Generation, ComEd, PECO and BGE)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$68	$68	$—	$—	$—
Non-regulatory agreement units	38	38	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	172	172	—	—	—
Non-regulatory agreement units	128	128	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	10	10	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(204)	(204)	—	—	—

Total decommissioning-related activities	212	212	—	—	—

Investment income (expense)	7	7	—	(1)	2	(c)
Long-term lease income	10	—	—	—	—
Interest income (expense) related to uncertain income tax positions	(2)	3	—	—	—
AFUDC — Equity	5	—	—	1	3
Other	11	6	5	1	—

Other, net	$243	$228	$5	$1	$5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$111	$111	$—	$—	$—
Non-regulatory agreement units	63	63	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	234	234	—	—	—
Non-regulatory agreement units	141	141	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	20	20	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(299)	(299)	—	—	—

Total decommissioning-related activities	270	270	—	—	—

Investment income (expense)	8	8	—	(1)	4	(c)
Long-term lease income	17	—	—	—	—
Interest income related to uncertain income tax positions	7	17	—	—	—
AFUDC — Equity	11	—	3	3	6
Other	35	23	7	1	(1)

Other, net	$348	$318	$10	$3	$9

Three Months Ended June 30, 2013	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$47	$47	$—	$—	$—
Non-regulatory agreement units	16	16	—	—	—
Net unrealized losses on decommissioning trust funds
Regulatory agreement units	(102)	(102)	—	—	—
Non-regulatory agreement units	(40)	(40)	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	2	2	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	40	40	—	—	—

Total decommissioning-related activities	(37)	(37)	—	—	—

Investment income (expense)	2	—	—	(1)	2	(c)
Long-term lease income	5	—	—	—	—
Interest expense related to uncertain income tax positions	(1)	(2)	—	—	—
AFUDC — Equity	5	—	3	1	2
Other	9	6	3	—	—

Other, net	$(17)	$(33)	$6	$—	$4

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2013	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$84	$84	$—	$—	$—
Non-regulatory agreement units	30	30	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	92	92	—	—	—
Non-regulatory agreement units	24	24	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	3	3	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(148)	(148)	—	—	—

Total decommissioning-related activities	85	85	—	—	—

Investment income (expense)	5	(1)	—	(1)	5	(c)
Long-term lease income	13	—	—	—	—
Interest income related to uncertain income tax positions	24	3	—	—	—
AFUDC — Equity	12	—	6	2	4
Other	16	8	5	2	—

Other, net	$155	$95	$11	$3	$9

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
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

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013:

Six Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$1,015	$444	$290	$112	$142
Regulatory assets	117	—	57	5	55
Amortization of intangible assets, net	22	22	—	—	—
Amortization of energy contract assets and liabilities(a)	113	118	—	—	—
Nuclear fuel(b)	499	499	—	—	—
ARO accretion(c)	159	159	—	—	—

Total depreciation, amortization, accretion and depletion	$1,925	$1,242	$347	$117	$197

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2013	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$942	$402	$275	$109	$128
Regulatory assets	112	—	62	4	47
Amortization of intangible assets, net	22	22	—	—	—
Amortization of energy contract assets and liabilities(a)	306	344	—	—	—
Nuclear fuel(b)	454	454	—	—	—
ARO accretion(c)	136	136	—	—	—

Total depreciation, amortization, accretion and depletion	$1,972	$1,358	$337	$113	$175

(a)	Included in Operating revenues or Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(c)	Included in Operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

Six Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$315	$139	$96	$21		$33
Loss from equity method investments	20	20	—	—		—
Provision for uncollectible accounts	59	8	(8)	28		30
Stock-based compensation costs	68	—	—	—		—
Other decommissioning-related activity(a)	(85)	(85)	—	—		—
Energy-related options(b)	63	63	—	—		—
Amortization of regulatory asset related to debt costs	5	—	4	1		—
Amortization of rate stabilization deferral	33	—	—	—		33
Amortization of debt fair value adjustment	(26)	(12)	—	—		—
Discrete impacts of EIMA(c)	9	—	9	—		—
Amortization of debt costs	19	6	(3)	1		1
Increase in inventory reserve	3	3	1	—		—
Impairment of investments in direct financing leases(e)	24	—	—	—		—
Impairment charges(f)	86	86	—	—		—
Other	(26)	(19)	—	(1)		(8)

Total other non-cash operating activities	$567	$209	$99	$50		$89

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$60	$—	$61	$(6)		$8
Other regulatory assets and liabilities	(25)	—	(30)	(13)		(49)
Other current assets	(157)	13	(5)	(89	)(h)	51
Other noncurrent assets and liabilities	(158)	(69)	22	(6)		(2)

Total changes in other assets and liabilities	$(280)	$(56)	$48	$(114)		$8

Non-cash investing and financing activities:
Fair value of net assets recorded upon CENG consolidation(j)	$3,400	$3,400	$—	$—		$—
Issuance of equity units(k)	131	—	—	—		—
Uranium procurement(l)	38	38	—	—		—
Indemnification of like-kind exchange position(m)	—	—	2	—		—

Total non-cash investing and financing activities:	$3,569	$3,438	$2	$—		$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2013	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$409	$173	$154	$21		$27
Loss in equity method investments	30	30	—	—		—
Provision for uncollectible accounts	55	10	4	27		14
Stock-based compensation costs	70	—	—	—		—
Other decommissioning-related activity(a)	(62)	(62)	—	—		—
Energy-related options(b)	65	65	—	—		—
Amortization of regulatory asset related to debt costs	6	—	5	1		—
Amortization of rate stabilization deferral	29	—	—	—		29
Amortization of debt fair value adjustment	(22)	(22)	—	—		—
Discrete impacts from EIMA(c)	(126)	—	(126)	—		—
Amortization of debt costs	8	5	2	1		—
Merger integration costs(d)	(6)	—	—	—		(6)
Impairment of investments in direct financing leases(e)	14	—	—	—		—
Increase in inventory reserve	13	13	—	—		—
Impairment charges(g)	110	110	—	—		—
Other	(17)	(7)	—	—		(3)

Total other non-cash operating activities	$576	$315	$39	$50		$61

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$(24)	$—	$(61)	$19		$18
Other regulatory assets and liabilities	3	—	(28)	(5)		(82)
Other current assets	(123)	(134)	2	(62	)(h)	99
Other noncurrent assets and liabilities	277	(34)	304 (i)	(1)		28

Total changes in other assets and liabilities	$133	$(168)	$217	$(49)		$63

Non-cash investing and financing activities:
Consolidated VIE dividend to non-controlling interest	$63	63	—	—		—
Indemnification of like-kind exchange position(l)	—	—	174	—		—

Total non-cash investing and financing activities	$63	$63	$174	$—		$—

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

(d)	Relates to integration costs to achieve distribution synergies related to the Constellation merger transaction. See Note 5 — Regulatory Matters for more information.
(e)	Relates to an other than temporary decline in the estimated residual value of Exelon’s direct financing leases. See Note 7 — Impairment of Long-Lived Assets for more information.
(f)	Relates to the impairment of long-lived assets at Generation. See Note 7 — Impairment of Long-Lived Assets for additional information.
(g)	Relates to the cancellation of uprate projects at Generation. See Note 7 — Impairment of Long-Lived Assets for additional information.
(h)	Relates primarily to prepaid utility taxes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(i)	Relates primarily to interest payable related to like-kind exchange tax position. See Note 11 — Income Taxes for discussion of the like-kind exchange tax position.
(j)	See Note 6 — Investment in Constellation Energy Nuclear Group, LLC for additional information.
(k)	Relates to the present value of the contract payments for the equity units issued by Exelon. See Note 16 — Common Stock for additional information.
(l)

Relates to the nuclear fuel procurement contract for the purchase of a fixed quantity of uranium, which was delivered to Generation on June 30, 2014. Generation is required to make payments starting June 30, 2016, with the final payment being due no later than June 30, 2018.

(m)	See Note 11 — Income Taxes for discussion of the like-kind exchange tax position.

DOE Smart Grid Investment Grant (Exelon, BGE and PECO).    For the six months ended June 30, 2014, PECO has included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $2 million and reimbursements of $3 million related to PECO’s DOE SGIG programs. For the six months ended June 30, 2013, Exelon, PECO and BGE have included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $41 million, $12 million and $29 million, respectively, and reimbursements of $50 million, $16 million and $34 million, respectively, related to PECO’s and BGE’s DOE SGIG programs. See Note 5 — Regulatory Matters for additional information regarding the DOE SGIG.

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of June 30, 2014 and December 31, 2013.

June 30, 2014	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$14,369	(a)	$7,397	(a)	$3,325	$2,969	$2,781
Accounts receivable:
Allowance for uncollectible accounts	293		56		71	124	42

December 31, 2013	Exelon		Generation		ComEd	PECO	BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$13,713	(b)	$7,034	(b)	$3,184	$2,935	$2,702
Accounts receivable:
Allowance for uncollectible accounts	272		57		62	107	46

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,411 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,371 million.

PECO Installment Plan Receivables (Exelon and PECO)

PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The net receivable balance for installment plans with terms greater than one year was $21 million as of June 30, 2014 and $19 million as of December 31, 2013. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

discussed in Note 1 — Significant Accounting Policies of the Exelon 2013 Form 10-K. The allowance for uncollectible accounts balance associated with these receivables at June 30, 2014 of $20 million consists of $1 million, $4 million and $15 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2013 of $18 million consists of $1 million, $4 million and $13 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of June 30, 2014 and December 31, 2013 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on its payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 — Significant Accounting Policies of the Exelon 2013 Form 10-K.

20.    Segment Information (Exelon, Generation, ComEd, PECO and BGE)

Operating segments for each of the Registrants are determined based on information used by the chief operating decision maker(s) (CODM) in deciding how to evaluate performance and allocate resources at each of the Registrants.

Exelon has nine reportable segments, ComEd, PECO, BGE and Generation’s six power marketing reportable segments consisting of the Mid-Atlantic, Midwest, New England, New York, ERCOT and all other regions not considered individually significant referred to collectively as “Other Regions”; including the South, West and Canada. ComEd, PECO and BGE each represent a single reportable segment; as such, no separate segment information is provided for these Registrants. Exelon’s CODM evaluates the performance of and allocates resources to ComEd, PECO and BGE based on net income and return on equity.

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

The CODMs for Exelon and Generation evaluate the performance of Generation’s power marketing activities and allocate resources based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and sales to its affiliates, ComEd, PECO and BGE. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for Generation’s own generation and fuel costs associated with tolling agreements. Generation’s other business activities, including retail and wholesale gas, upstream natural gas, proprietary trading, energy efficiency and demand response, heating, cooling, and cogeneration facilities, and home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems, and investments in energy-related proprietary technology are not allocated to regions. Further, Generation’s other miscellaneous revenues, unrealized mark-to-market impact of economic hedging activities, and amortization of certain intangible assets relating to commodity contracts recorded at fair value as a result of the merger with Constellation and the consolidation of CENG are also not allocated to a region.

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended June 30, 2014 and 2013 is as follows:

Three Months Ended June 30, 2014 and 2013

	Generation(a)	ComEd	PECO	BGE	Other(b)	Intersegment Eliminations	Exelon
Total revenues(c):
2014	$3,789	$1,128	$656	$653	$329	$(531)	$6,024
2013	4,070	1,080	672	653	297	(631)	6,141
Intersegment revenues(d):
2014	$201	$—	$—	$2	$328	$(531)	$—
2013	329	—	—	4	298	(631)	—
Net income (loss):
2014	$372	$111	$84	$19	$(29)	$—	$557
2013	328	96	78	25	(30)	—	497
Total assets:
June 30, 2014	$44,422	$24,544	$9,761	$7,877	$8,769	$(11,717)	$83,656
December 31, 2013	41,232	24,118	9,617	7,861	8,317	(11,221)	79,924

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Regions. Intersegment revenues for Generation for the three months ended June 30, 2014

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

include revenue from sales to PECO of $49 million and sales to BGE of $87 million in the Mid-Atlantic region, and sales to ComEd of $65 million in the Midwest region. For the three months ended June 30, 2013 intersegment revenues for Generation include revenue from sales to PECO of $97 million and sales to BGE of $99 million in the Mid-Atlantic region, sales to ComEd of $121 million in the Midwest region, and $10 million related to the unrealized mark-to-market gains related to the ComEd swap, which eliminate upon consolidation.

(b)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(c)

For the three months ended June 30, 2014 and 2013, utility taxes of $21 million and $18 million, respectively, are included in revenues and expenses for Generation. For the three months ended June 30, 2014 and 2013, utility taxes of $56 million and $56 million, respectively, are included in revenues and expenses for ComEd. For the three months ended June 30, 2014 and 2013, utility taxes of $30 million and $31 million, respectively, are included in revenues and expenses for PECO. For the three months ended June 30, 2014 and 2013, utility taxes of $19 million and $19 million, respectively, are included in revenues and expenses for BGE.

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

Generation total revenues (three months ended):

	2014			2013
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic	$1,272	$5	$1,277	$1,220	$9	$1,229
Midwest	981	—	981	1,076	(5)	1,071
New England	211	1	212	209	(20)	189
New York	194	—	194	175	(1)	174
ERCOT	198	(1)	197	319	(4)	315
Other Regions(b)	314	(6)	308	246	(6)	240

Total Revenues for Reportable Segments	3,170	(1)	3,169	3,245	(27)	3,218

Other(c)	619	1	620	825	27	852

Total Generation Consolidated Operating Revenues	$3,789	$—	$3,789	$4,070	$—	$4,070

(a)	Includes all electric sales to third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions include the South, West and Canada, which are not considered individually significant.
(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the date of merger with Constellation and the consolidation of CENG in purchase accounting of $88 million and $234 million, for the three months ended June 30, 2014 and 2013, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues net of purchased power and fuel expense (three months ended):

	2014			2013
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$906	$14	$920	$770	$(2)	$768
Midwest	604	1	605	687	(3)	684
New England	88	(24)	64	85	(35)	50
New York	142	6	148	—	14	14
ERCOT	117	(58)	59	143	(31)	112
Other Regions(b)	157	(82)	75	111	(52)	59

Total Revenues net of purchased power and fuel expense for Reportable Segments	2,014	(143)	1,871	1,796	(109)	1,687

Other(c)	(60)	143	83	328	109	437

Total Generation Revenues net of purchased power and fuel expense	$1,954	$—	$1,954	$2,124	$—	$2,124

(a)	Includes purchases and sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other regions include the South, West and Canada, which are not considered individually significant.
(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the date of merger with Constellation and the consolidation of CENG in purchase accounting of $50 million and $167 million for the three months ended June 30, 2014 and 2013, respectively, and the elimination of intersegment revenues.

Six Months Ended June 30, 2014 and 2013

	Generation(a)(b)	ComEd	PECO	BGE	Other(c)	Intersegment Eliminations	Exelon
Total revenues(d):
2014	$8,179	$2,262	$1,649	$1,707	$619	$(1,155)	$13,261
2013	7,603	2,239	1,567	1,533	615	(1,334)	12,223
Intersegment revenues(e):
2014	$517	$1	$1	$18	$618	$(1,155)	$—
2013	710	1	—	8	615	(1,334)	—
Net income (loss):
2014	$188	$209	$173	$106	$(25)	$—	$651
2013	310	14	200	106	(132)	—	498

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Regions. Intersegment revenues for Generation for the six months ended June 30, 2014 include revenue from sales to PECO of $137 million and sales to BGE of $207 million in the Mid-Atlantic region, and sales to ComEd of $173 million in the Midwest region. For the six months ended June 30, 2013 intersegment revenues for Generation include revenue from sales to PECO of $238 million in the Mid-Atlantic region and sales to BGE of $212 million in the Mid-Atlantic region, and sales to ComEd of $266 million in the Midwest region, net of $7 million related to the unrealized mark-to-market losses related to the ComEd swap, which eliminate upon consolidation.

(b)	Amounts include activity recorded at CENG from April 1, 2014, the date of integration, through June 30, 2014.
(c)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(d)

For the six months ended June 30, 2014 and 2013, utility taxes of $45 million and $39 million, respectively, are included in revenues and expenses for Generation. For the six months ended June 30, 2014 and 2013, utility taxes of $119 million and $117 million, respectively, are included in revenues and expenses for ComEd. For the six months ended June 30, 2014 and 2013, utility taxes of $65 million and $64 million, respectively, are included in revenues and expenses for PECO. For the six months ended June 30, 2014 and 2013, utility taxes of $43 million and $41 million, respectively, are included in revenues and expenses for BGE.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)

Intersegment revenues exclude sales to unconsolidated affiliates. The intersegment profit associated with the Generation’s sale of certain products and services by and between Exelon’s segments is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. For Exelon, these amounts are included in operating revenues in the Consolidated Statements of Operations and Comprehensive Income.

Generation total revenues (six months ended):

	2014			2013
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic(b)	$2,713	$(18)	$2,695	$2,551	$1	$2,552
Midwest	2,239	12	2,251	2,257	2	2,259
New England	756	5	761	600	(8)	592
New York(b)	384	(3)	381	350	(7)	343
ERCOT	441	(1)	440	612	(4)	608
Other Regions(c)	648	1	649	429	36	465

Total Revenues for Reportable Segments	7,181	(4)	7,177	6,799	20	6,819

Other(d)	998	4	1,002	804	(20)	784

Total Generation Consolidated Operating Revenues	$8,179	$—	$8,179	$7,603	$—	$7,603

(a)	Includes all wholesale and retail electric sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Amounts include activity recorded at CENG from April 1, 2014, the date of integration, through June 30, 2014.
(c)	Other regions include the South, West and Canada, which are not considered individually significant.
(d)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the date of merger with Constellation and the consolidation of CENG in purchase accounting of $180 million and $478 million, for the six months ended June 30, 2014 and 2013, respectively, and elimination of intersegment revenues.

Generation total revenues net of purchased power and fuel expense (six months ended):

	2014			2013
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic(b)	$1,690	$(75)	$1,615	$1,622	$(10)	$1,612
Midwest	1,134	27	1,161	1,397	4	1,401
New England	242	(42)	200	103	(23)	80
New York(b)	113	14	127	(16)	8	(8)
ERCOT	272	(130)	142	255	(42)	213
Other Regions(c)	307	(127)	180	122	(17)	105

Total Revenues net of purchased power and fuel expense for Reportable Segments	3,758	(333)	3,425	3,483	(80)	3,403

Other(d)	(770)	333	(437)	6	80	86

Total Generation Revenues net of purchased power and fuel expense	$2,988	$—	$2,988	$3,489	$—	$3,489

(a)	Includes purchases and sales from third parties and affiliated sales to ComEd, PECO and BGE.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)	Amounts include activity recorded at CENG from April 1, 2014, the date of integration, through June 30, 2014.
(c)	Other regions include the South, West and Canada, which are not considered individually significant.
(d)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the date of merger with Constellation and the consolidation of CENG in purchase accounting of $92 million and $341 million, for the six months ended June 30, 2014 and 2013, respectively.

21.    Subsequent Events (Exelon, Generation and PECO)

Summer storms during July 2014 interrupted electric service delivery in PECO’s service territory. Restoration efforts included significant costs associated with employee overtime, support from other utilities and incremental equipment, contracted tree trimming crews and supplies. PECO estimates that restoration efforts will result in $10 million to $20 million of incremental operating and maintenance expense and $10 million to $20 million of incremental capital expenditures for the third quarter of 2014.

On July 29, 2014, Generation entered into a Stock Purchase Agreement (the Purchase Agreement) with Integrys Energy Group, Inc. (Integrys). Pursuant to the Purchase Agreement, Integrys agreed to sell its competitive retail electric and natural gas businesses through a sale of all of the stock of its wholly-owned subsidiary, Integrys Energy Services, Inc. (IES), to Generation for an all cash purchase price of $60 million plus adjusted net working capital at the time of the closing. IES’s adjusted net working capital balance was approximately $183 million as of May 31, 2014. Pursuant to the Purchase Agreement, Generation has agreed to use its commercially reasonable efforts to replace the guarantees and other credit support currently being provided by Integrys for IES in support of the ongoing competitive retail businesses and to reimburse Integrys for any payments arising pursuant to such arrangements continuing for any post-closing period. The generation and solar asset businesses of IES are excluded from the transaction.

The transaction is expected to close in the fourth quarter of 2014 or the first quarter of 2015. The closing of the transaction is subject to certain conditions, included, among others, approval by the FERC and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Either party may terminate the Purchase Agreement if the transaction has not been consummated by the 6 month anniversary of the date of the Purchase Agreement, subject to an extension of up to 180 days, if necessary, to obtain regulatory approval. The Purchase Agreement also includes various representations, warranties, covenants, indemnification and other provisions customary for a transaction of this nature.

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

•

As a result of the Constellation merger, Generation owns a 50.01% interest in CENG. On April 1, 2014, Generation assumed the operating licenses and corresponding operational control of CENG’s nuclear fleet. As a result, Exelon and Generation consolidate CENG’s financial position and results of operations into their businesses.

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

Executive Overview

Financial Results.    The following consolidated financial results reflect the results of Exelon for the three and six months ended June 30, 2014 compared to the corresponding periods in 2013. All amounts presented below are before the impact of income taxes, except as noted.

	Three Months Ended June 30,							Favorable (Unfavorable) Variance
	2014						2013
	Generation(a)	ComEd	PECO	BGE	Other	Exelon	Exelon
Operating revenues	$3,789	$1,128	$656	$653	$(202)	$6,024	$6,141	$(117)
Purchased power and fuel	1,835	269	241	268	(201)	2,412	2,419	7

Revenue net of purchased power and fuel(b)	1,954	859	415	385	(1)	3,612	3,722	(110)

Other operating expenses
Operating and maintenance	1,413	355	184	188	26	2,166	1,892	(274)
Depreciation and amortization	254	174	59	89	14	590	533	(57)
Taxes other than income	118	72	38	53	7	288	271	(17)

Total other operating expenses	1,785	601	281	330	47	3,044	2,696	(348)
Equity in losses of unconsolidated affiliates	(1)	—	—	—	1	—	(21)	21
Gain on consolidation of CENG	261	—	—	—	—	261	—	261

Operating income (loss)	429	258	134	55	(47)	829	1,005	(176)

Other income and (deductions)
Interest expense, net	(86)	(80)	(28)	(27)	(17)	(238)	(252)	14
Other, net	228	5	1	5	4	243	(17)	260

Total other income and (deductions)	142	(75)	(27)	(22)	(13)	5	(269)	274

Income (loss) before income taxes	571	183	107	33	(60)	834	736	98
Income taxes (benefit)	199	72	23	14	(31)	277	239	(38)

Net income (loss)	372	111	84	19	(29)	557	497	60
Net income attributable to noncontrolling interests, preferred security dividends and redemption and preference stock dividends	32	—	—	3	—	35	7	(28)

Net income (loss) attributable to common shareholders	$340	$111	$84	$16	$(29)	$522	$490	$32

	Six Months Ended June 30,							Favorable (Unfavorable) Variance
	2014						2013
	Generation(a)	ComEd	PECO	BGE	Other	Exelon	Exelon
Operating revenues	$8,179	$2,262	$1,649	$1,707	$(536)	$13,261	$12,223	$1,038
Purchased power and fuel	5,191	589	705	797	(530)	6,752	5,400	(1,352)

Revenue net of purchased power and fuel(b)	2,988	1,673	944	910	(6)	6,509	6,823	(314)

Other operating expenses
Operating and maintenance	2,499	681	464	376	4	4,024	3,656	(368)
Depreciation and amortization	466	347	117	197	27	1,154	1,076	(78)
Taxes other than income	223	149	80	113	15	580	548	(32)

Total other operating expenses	3,188	1,177	661	686	46	5,758	5,280	(478)
Equity in earnings (loss) of unconsolidated affiliates	(20)	—	—	—	—	(20)	(30)	10
Gain on consolidation of CENG	261	—	—	—	—	261	—	261

Operating income (loss)	41	496	283	224	(52)	992	1,513	(521)

Other income and (deductions)
Interest expense, net	(172)	(160)	(56)	(55)	(22)	(465)	(876)	411
Other, net	318	10	3	9	8	348	155	193

Total other income and (deductions)	146	(150)	(53)	(46)	(14)	(117)	(721)	604

Income (loss) before income taxes	187	346	230	178	(66)	875	792	83
Income taxes	(1)	137	57	72	(41)	224	294	70

Net income (loss)	188	209	173	106	(25)	651	498	153
Net (loss) income attributable to noncontrolling interests, preferred security dividends and redemption and preference stock dividends	33	—	—	6	—	39	12	(27)

Net income (loss) attributable to common shareholders	$155	$209	$173	$100	$(25)	$612	$486	$126

(a)	Includes the operations of CENG from April 1, 2014 through June 30, 2014.
(b)

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Exelon’s net income attributable to common shareholders was $522 million for the three months ended June 30, 2014 as compared to $490 million for the three months ended June 30, 2013, and diluted earnings per average common share were $0.60 for the three months ended June 30, 2014 as compared to $0.57 for the three months ended June 30, 2013.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, decreased by $110 million for the three months ended June 30, 2014 as compared to the same period in 2013. The quarter-over-quarter decrease in operating revenue net of purchased power and fuel expense was primarily due to the following unfavorable factors:

•

Decrease in Generation’s revenue net of purchased power and fuel expense of $442 million due to mark-to-market losses of $14 million in 2014 from economic hedging activities compared to $428 million in mark-to-market gains in 2013; and

The quarter-over-quarter decrease in operating revenue net of purchased power and fuel expense was partially offset by the following favorable factors:

•

Increase in Generation’s electric revenue net of purchased power and fuel expense of $184 million, primarily due to the inclusion of CENG’s results for the full quarter ended June 30, 2014 and increased capacity prices related to the Reliability Pricing Model (RPM) for the PJM Interconnection, LLC (PJM) market, partially offset by lower realized energy prices, and lower generation volumes (excluding CENG);

•	Decrease in Generation’s amortization expense for the acquired energy contracts recorded at fair value at the date of the merger with Constellation and the integration with CENG of $117 million;

•

Increase in BGE’s revenue net of purchased power and fuel expense of $20 million, primarily due to increased distribution revenue as a result of 2013 electric and natural gas distribution rate case orders issued by the Maryland PSC; and

•

Increase in ComEd’s revenue net of purchased power expense of $27 million primarily due to higher electric distribution revenue resulting from increased capital investment and increased cost recovery associated with energy efficiency programs, partially offset by lower distribution formula rate revenue due to decreased pension and non-pension postretirement expense.

Operating and maintenance expense increased by $274 million for the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to the following unfavorable factors:

•	Increase in Generation’s labor, contracting and materials costs of $126 million primarily due to the inclusion of CENG’s results for the second quarter ended June 30, 2014;

•	An increase of $61 million as a result of an increase in the number of planned nuclear refueling outage days at Generation during the second quarter;

•	Long lived asset impairments of $110 million in 2014 compared to $106 million in 2013;

•	An increase of $16 million in Generation’s reserve for future asbestos-related bodily injury claims;

•	Increased uncollectible accounts expense at BGE of $10 million; and

•	Increase at ComEd of $18 million primarily relating to increased spend on energy and efficiency programs.

The year-over-year increase in operating and maintenance expense was partially offset by the following favorable factor:

•

A decrease in pension and non-pension postretirement benefits expense of $57 million as a result of cost savings primarily at Exelon, Generation, and ComEd for plan design changes for certain OPEB plans, and the favorable impact of higher actuarially assumed pension and OPEB discount rates for 2014, partially offset by the inclusion of CENG’s results for the second quarter of 2014.

Depreciation and amortization expense increased by $57 million primarily due to the inclusion of CENG’s results for the full quarter ended June 30, 2014 and increased capital expenditures across all operating companies.

A $261 million gain recorded upon consolidation of CENG resulting from the difference in the fair value of CENG’s net assets as of April 2014, and the equity method investment previously recorded on Generation’s and Exelon’s books and the settlement of pre-existing transactions between Generation and CENG.

Other, net increased by $260 million primarily as a result of the change in realized and unrealized gains and losses on NDT funds.

Exelon’s effective income tax rates for the three months ended June 30, 2014 and 2013 were 33.2% and 32.5%, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. Exelon’s net income attributable to common shareholders was $612 million for the six months ended June 30, 2014 as compared to net income attributable to common shareholders of $486 million for the six months ended June 30, 2013, and diluted earnings per average common share were $0.71 for the six months ended June 30, 2014 as compared to $0.57 for the six months ended June 30, 2013.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, decreased by $314 million for the six months ended June 30, 2014 as compared to the same period in 2013. The year-over-year decrease in operating revenue net of purchased power and fuel expense was primarily due to the following unfavorable factors:

•

Decrease in Generation’s revenue net of purchased power and fuel expense of $769 million due to mark-to-market losses of $744 million in 2014 from economic hedging activities compared to $25 million in mark-to-market gains in 2013.

The year-over-year decrease in operating revenue net of purchased power and fuel expense was partially offset by the following unfavorable factors:

•

Increase in Generation’s electric revenue net of purchased power and fuel expense of $22 million primarily due to inclusion of CENG’s results for the quarter ended June 30, 2014 and increased capacity prices related to the Reliability Pricing Model (RPM) for the PJM Interconnection, LLC (PJM) market, partially offset by lower realized energy prices, higher procurement costs for replacement power, increased fossil fuel expense due to extreme cold weather during the first quarter of 2014, and lower generation volumes (excluding CENG);

•	Decrease in Generation’s amortization expense for the acquired energy contracts recorded at fair value at the date of the merger with Constellation and the integration with CENG of $249 million;

•

Increase in BGE’s revenue net of purchased power and fuel expense of $90 million, primarily due to increased distribution revenue as a result of the 2013 electric and natural gas distribution rate case orders issued by the Maryland PSC and increased cost recovery for energy efficiency and demand response programs;

•

Increase in ComEd’s revenue net of purchased power expense of $64 million primarily due to increased distribution revenue due to recovery of increased capital investments pursuant to ComEd’s performance-based rate formula, favorable weather conditions in the first quarter of 2014, and increased cost recovery associated with energy efficiency programs, partially offset by lower distribution formula rate revenue due to decreased pension and non-pension postretirement expense; and

•	Increase in PECO’s revenue net of purchased power and fuel expense of $41 million, primarily due to favorable weather conditions in the first quarter of 2014.

Operating and maintenance expense increased by $368 million for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to the following unfavorable factors:

•	Increase in Generation’s labor, contracting and materials costs of $121 million primarily due to the inclusion of CENG’s results for the second quarter ended June 30, 2014;

•	An increase of $75 million as a result of an increase in the number of planned nuclear refueling outage days at Generation;

•	An increase of $16 million in Generation’s reserve for future asbestos-related bodily injury claims.

•	An increase in storm costs at PECO and BGE of $84 million and $13 million, respectively;

•	Increase at ComEd of $27 million primarily relating to increased spend on energy and efficiency programs; and

•	Increased uncollectible accounts expense at BGE of $13 million.

The year-over-year increase in operating and maintenance expense was partially offset by the following unfavorable factors:

•

A decrease in pension and non-pension postretirement benefits expense of $72 million as a result of cost savings primarily at Exelon, Generation, and ComEd for plan design changes for certain OPEB plans, and the favorable impact of higher actuarially assumed pension and OPEB discount rates for 2014, partially offset by the inclusion of CENG’s results for the second quarter of 2014; and

•	Long-lived asset impairments of $110 million in 2014 compared to $127 million in 2013.

Depreciation and amortization expense increased by $78 million primarily as a result of the inclusion of CENG’s results for a full quarter in 2014, increased depreciation expense across the operating companies for ongoing capital expenditures, and higher costs related to energy efficiency and demand response program expenditures.

A $261 million gain recorded upon consolidation of CENG resulting from the difference in the fair value of CENG’s net assets as of April 2014, and the equity method investment previously recorded on Generation’s and Exelon’s books and the settlement of pre-existing transactions between Generation and CENG.

Interest expense decreased by $411 million primarily as a result of a favorable settlement in 2014 of certain income tax positions on Constellation’s 2009-2012 tax returns and the impacts of a 2013 unfavorable franchise tax settlement.

Other, net increased by $193 million primarily as a result of the change in realized and unrealized gains and losses on NDT funds.

Exelon’s effective income tax rates for the six months ended June 30, 2014 and June 30, 2013 were 25.6% and 37.1%, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

For further detail regarding the financial results for the three and six months ended June 30, 2014, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.     Exelon’s adjusted (non-GAAP) operating earnings for the three months ended June 30, 2014 were $ 440 million, or $ 0.51 per diluted share, compared with adjusted (non-GAAP) operating earnings of $ 454 million, or $ 0.53 per diluted share, for the same period in 2013. Exelon’s adjusted (non-GAAP) operating earnings for the six months ended June 30, 2014 were $970 million, or $1.12 per diluted share, compared with adjusted (non-GAAP) operating earnings of $1,056 million, or $1.23 per diluted share, for the same period in 2013. In addition to net income attributable to common shareholders, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2014 as compared to the same period in 2013. The footnotes below the table provide tax expense (benefit) impacts:

	Three Months Ended June 30,
	2014		2013
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$522	$0.60	$490	$0.57
Mark-to-Market Impact of Economic Hedging Activities (a)	8	0.01	(253)	(0.30)
Unrealized (Gains) Losses Related to NDT Fund Investments (b)	(76)	(0.09)	22	0.03
Merger and Integration Costs (c)	19	0.02	15	0.02
Amortization of Commodity Contract Intangibles (d)	23	0.03	115	0.13
Long-Lived Asset Impairment (e)	68	0.08	69	0.08
Gain on CENG integration (f)	(159)	(0.18)	—	—
PHI Acquisition Costs (g)	12	0.01	—	—
Non-Controlling Interest (h)	23	0.03	—	—
Amortization of the Fair Value of Certain Debt (i)	—	—	(4)	—

Adjusted (non-GAAP) Operating Earnings	$440	$0.51	$454	$0.53

	Six Months Ended June 30,
	2014		2013
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$612	$0.71	$486	$0.57
Mark-to-Market Impact of Economic Hedging Activities(a)	451	0.52	(18)	(0.02)
Unrealized Gains Related to NDT Fund Investments(b)	(84)	(0.10)	(14)	(0.02)
Merger and Integration Costs(c)	28	0.03	43	0.05
Amortization of Commodity Contract Intangibles(d)	54	0.06	232	0.27
Long-Lived Asset Impairment(e)	68	0.08	82	0.10
Tax Settlements(j)	(35)	(0.04)	—	—
Gain on CENG integration(f)	(159)	(0.18)	—	—
PHI Acquisition Costs(g)	12	0.01	—	—
Non-Controlling Interest(h)	23	0.03	—	—
Plant Retirement and Divestitures(k)	—	—	(13)	(0.02)
Amortization of the Fair Value of Certain Debt(i)	—	—	(7)	(0.01)
Remeasurement of Like-Kind Exchange Tax Position(l)	—	—	265	0.31

Adjusted (non-GAAP) Operating Earnings	$970	$1.12	$1,056	$1.23

(a)

Reflects the impact of losses (gains) for the three months ended June 30, 2014 and June 30, 2013 (net of taxes of $(6) million and $163 million, respectively), and six months ended June 30, 2014 and June 30, 2013 (net of taxes of $(293) million and $13 million, respectively), on Generation’s economic hedging activities. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(b)

Reflects the impact of unrealized (gains) losses for the three months ended June 30, 2014 and June 30, 2013 (net of taxes of $41 million and $(41) million, respectively), and six months ended June 30, 2014 and June 30, 2013 (net of taxes of $47 million and $27 million, respectively), on Generation’s NDT fund investments for Non-Regulatory Agreement Units. See Note 12 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(c)

Reflects certain costs incurred for the three months ended June 30, 2014 and June 30, 2013 (net of taxes of $3 million and $(10) million, respectively) and for the six months ended June 30, 2014 and June 30, 2013 (net of taxes of $(2) million and $(4) million, respectively), associated with the Constellation merger and CENG integration, including employee-related expenses (e.g. severance, retirement, relocation and retention bonuses) integration initiatives and certain pre-acquisition contingencies.

(d)

Reflects the non-cash impact for the three months ended June 30, 2014 and 2013 (net of taxes of $(26) million and $(73) million, respectively), and six months ended June 30, 2014 and June 30, 2013 (net of taxes of $(46) million and $(148) million, respectively), of the amortization of intangible assets, net, related to commodity contracts recorded at fair value at the Constellation merger date and at the CENG integration date.

(e)

Reflects the 2014 charge to earnings for the three and six months ended June 30, 2014 primarily related to the impairment of certain wind generating assets (net of taxes of $(42) million). For the three and six months ended June 30, 2013, reflects a charge to earnings (net of taxes of $(44) million and $(53) million, respectively) related to Generation’s cancellation of previously capitalized nuclear uprate projects.

(f)

Reflects the non-cash gain recorded upon consolidation of CENG in accordance with the execution of the NOSA on April 1, 2014 (net of taxes of $103 million for the three and six months ended June 30, 2014).

(g)	Reflects certain costs incurred associated with the Pepco Holdings Inc. acquisition, including professional fees and upfront credit facility fees (net of taxes of $(8) million).
(h)	Represents adjustments to account for the CENG interest not owned by Generation, where applicable.
(i)

Reflects the non-cash amortization of certain debt for the three and six months ended June 30, 2013 (net of taxes of $3 million and $5 million, respectively) recorded at fair value at the Constellation merger date which was retired in the second quarter of 2013.

(j)

Reflects a benefit for the six months ended June 30, 2014, related to the favorable settlement in 2014 of certain income tax positions on Constellation’s 2009-2012 tax returns (net of tax of $(18) million).

(k)	Reflects the impact associated with the sale or retirement of generating stations (net of taxes of $5 million for the six months ended June 30, 2013).
(l)

Reflects a non-cash charge to earnings resulting from the first quarter 2013 remeasurement of a like-kind exchange tax position taken on ComEd’s 1999 sale of fossil generating assets (net of taxes of $(102) million for the six months ended June 30, 2013).

As discussed above, Exelon has incurred and will continue to incur costs associated with the Constellation merger, CENG transaction and PHI acquisition including employee-related expenses (e.g. severance, retirement, relocation and retention bonuses), integration initiatives, and certain pre-acquisition contingencies.

For the three and six months ended June 30, 2014 and 2013, expense has been recognized for costs incurred to achieve the Constellation merger, CENG transaction and PHI acquisition as follows:

	Pre-tax Expense
	Three Months Ended June 30, 2014
Merger, Integration and Acquisition Costs:	Generation	ComEd	PECO	BGE	Exelon
Employee-Related(a)	$1	$—	$—	$—	$1
Other(b)	15	—	—	—	35

Total	$16	$—	$—	$—	$36

	Pre-tax Expense
	Three Months Ended June 30, 2013
Merger and Integration Costs:	Generation	ComEd	PECO	BGE	Exelon
Employee-Related(a)	$7	$—	$—	$—	$7
Other(b)	13	—	2	1	18

Total	$20	$—	$2	$1	$25

	Pre-tax Expense
	Six Months Ended June 30, 2014
Merger, Integration and Acquisition Costs:	Generation	ComEd	PECO	BGE	Exelon
Employee-Related(a)	$5	$—	$—	$—	$5
Other(b)	25	—	—	—	45

Total	$30	$—	$—	$—	$50

	Pre-tax Expense
	Six Months Ended June 30, 2013
Merger and Integration Costs:	Generation	ComEd	PECO	BGE		Exelon
Employee-Related(a)	13	—	1	—		14
Other(b)	30	—	4	(5	)(c)	32

Total	$43	$—	$5	$(5)		$46

(a)

Costs primarily for employee severance, pension and OPEB expense, and retention bonuses. ComEd established a regulatory asset of $1 million during the six months ended June 30, 2013. The majority of these costs are expected to be recovered over a five-year period. These costs are not included in the table above.

(b)

Costs to integrate CENG and Constellation processes and systems into Exelon and to terminate certain Constellation debt agreements. For the three months ended June 30, 2014, includes professional fees at Exelon Corporate and upfront credit facility fees incurred at Exelon Corporate to acquire PHI. ComEd established a regulatory asset of $4 million and $7 million during the three and six months ended June 30, 2013, for certain other merger and integration costs, which are not included in the table above. BGE established a regulatory asset of $2 million during the six months ended June 30, 2013 for certain other merger integration costs, which are not included in the table above.

(c)

BGE established a regulatory asset of $6 million at June 30, 2013 for certain 2012 other merger transaction costs as part of the 2013 electric and gas distribution rate case order which are not included in the table above.

As of June 30, 2014, Exelon projects incurring total additional PHI acquisition and integration related expenses of $265 million and $239 million, respectively, over the next five years. Exelon expects to incur total additional CENG and integration related costs of $35 million, primarily in 2014.

Pursuant to the conditions set forth by the MDPSC in its approval of the merger transaction, Exelon committed to provide a package of benefits to BGE customers, and make certain investments in the City of Baltimore and the State of Maryland, resulting in an estimated direct investment in the State of Maryland of approximately $1 billion. The direct investment estimate includes $95 million to $120 million for the requirement to cause construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. On March 20, 2013, Generation signed a twenty-year lease agreement that was contingent upon the developer obtaining all required approvals, permits and financing for the construction of a building in Baltimore, Maryland. The operating lease became effective during the second quarter of 2014 when these outstanding contingencies were met by the developer. The building is expected to be ready for occupancy in approximately 2 years. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for further information related to the lease commitments.

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

Proposed Merger with Pepco Holdings, Inc. (Exelon)

On April 29, 2014, Exelon and Pepco Holdings, Inc. (PHI) signed an agreement and plan of merger (as subsequently amended and restated as of July 18, 2014, the Merger Agreement) to combine the two companies in an all cash transaction. The resulting company will retain the Exelon name and be headquartered in Chicago. Under the Merger Agreement, PHI’s shareholders will receive $27.25 of cash in exchange for each share of PHI common stock. Exelon intends to fund the all-cash transaction using a combination of approximately $3.5 billion of debt, up to $1 billion cash from asset sales primarily at Generation, and the remainder through issuance of equity (including mandatory convertible securities). In addition, Exelon entered into a 364-day $7.2 billion senior unsecured bridge credit facility to support the contemplated transaction and provide flexibility for timing of permanent financing, which has subsequently been reduced to $4.2 billion as a result of the equity issuances. In connection with the Merger Agreement, Exelon entered into a subscription agreement under which it purchased $90 million of a new class of nonvoting, nonconvertible and nontransferable preferred securities in PHI, in the second quarter of 2014, with additional investments of $18 million to be made quarterly up to a maximum aggregate investment of $180 million.

The transaction must be approved by the shareholders of PHI. Completion of the transaction is also conditioned upon approval by the FERC, the District of Columbia Public Service Commission and several state commissions including Delaware Public Service Commission, MDPSC, the New Jersey Board of Public Utilities and the Virginia Department of Public Utilities. In addition, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), the transaction cannot be completed until Exelon has made required notifications and given certain information and materials to the Federal Trade Commission (FTC) and/or the Antitrust Division of the United States Department of Justice (DOJ) and until specified waiting period requirements have expired. To date, Exelon and PHI have filed applications seeking approval of the proposed merger with the FERC, the Virginia State Corporation Commission, the Delaware Public Service Commission, the Public Service Commission of the District of Columbia, and the New Jersey Board of Public Utilities. Exelon plans to make its filing under the HSR Act and the companies plan to file for merger approval with the MDPSC in August 2014. PHI has filed a preliminary proxy statement for a special meeting of shareholders to approve the proposed merger; a meeting date has not yet been set.

Through June 30, 2014, Exelon has incurred approximately $25 million of expense associated with the transaction, primarily related to fees incurred as part of the acquisition. Exelon currently estimates the total costs directly related to the closing of the transaction to be $265 million. As part of the applications for approval of the merger, Exelon and PHI have proposed a package of benefits to PHI utilities’ customers which results in a direct investment of more than $100 million. The Merger Agreement also provides for termination rights on behalf of both parties. Under certain circumstances, if the Merger Agreement is terminated, PHI may be required to pay Exelon a termination fee ranging from $259 million to $293 million plus certain expenses. If the Merger Agreement does not close due to a regulatory failure, Exelon may be required to pay PHI a termination fee equal to the amount of purchased nonvoting preferred securities (described above), by means of PHI redeeming the outstanding nonvoting preferred securities for no consideration other than the nominal par value of the stock.

Exelon has listed various potential risks relating to the pending merger with PHI (see Item 1A. Risk Factors), including difficulties that may be encountered in satisfying the conditions to completion of the merger and the potential for developments that might have an adverse effect on Exelon and the ability to realize the expected benefits of the merger. Exelon is taking steps to manage these risks and expects that the merger can be completed on a basis favorable to the company’s shareholders and customers. Accordingly, Exelon anticipates closing the transaction in the second or third quarter of 2015. Refer to Note 4—Mergers, Acquisitions, and Dispositions for additional information on the merger transaction.

Power Markets

Price of Fuels.    The use of new technologies to recover natural gas from shale deposits is increasing natural gas supply and reserves, which places downward pressure on natural gas prices and, therefore, on wholesale and retail power prices, which results in a reduction in Exelon’s revenues. Forward natural gas prices have declined significantly over the last several years; in part reflecting an increase in supply due to strong natural gas production (due to shale gas development).

Subsidized Generation.    The rate of expansion of subsidized generation, including low-carbon generation such as wind and solar energy, in the markets in which Generation’s output is sold can negatively impact wholesale power prices, and in turn, Generation’s results of operations.

Various states have attempted to implement or propose legislation, regulations or other policies to subsidize new generation development which may result in artificially depressed wholesale energy and capacity prices. For example, the New Jersey legislature enacted in to law in January 2011, the Long Term Capacity Pilot Program Act (LCAPP). LCAPP provides eligible generators with 15-year fixed contracts for the sale of capacity in the PJM capacity market. Under LCAPP, the local utilities in New Jersey are required to pay (or receive) the difference between the price eligible generators receive in the capacity market and the price guaranteed under the 15-year contract. New Jersey ultimately selected three proposals to participate in LCAPP and build new generation in the state. In addition, on April 12, 2012, the MDPSC issued an order directing the Maryland electric utilities to enter into a 20-year contract for differences (CfD) with CPV Maryland, LLC (CPV), under which CPV will construct an approximately 700 MW combined cycle gas turbine in Waldorf, Maryland, that it projected will be in commercial operation by June 1, 2015. CPV has subsequently sought to extend that date. The CfD mandated that utilities (including BGE) pay (or receive) the difference between CPV’s contract price and the revenues it receives for capacity and energy from clearing the unit in the PJM capacity market.

Exelon and others filed a complaint in federal district court challenging the constitutionality and other aspects of the New Jersey legislation. Similarly, Exelon and others also challenged the selection of the three generation developers. On October 25, 2013, the U.S. District Court in New Jersey issued a judgment order finding that the New Jersey legislation violates the Supremacy Clause of the United States Constitution and the New Jersey (SOCA) contract is unenforceable. The non-prevailing parties have sought appeals in federal appellate court in the New Jersey proceeding. On October 23, 2013, the New Jersey state court dismissed the New Jersey state proceeding without prejudice, subject to the final outcome of the New Jersey federal litigation. Similarly, on October 24, 2013, the U.S. District Court in Maryland issued a judgment order finding that the MDPSC’s Order directing BGE and two other Maryland electric distribution companies to enter into a CfD violates the Supremacy Clause of the United States Constitution, as described in Note 5 — Regulatory Matters of the combined Notes to Consolidated Financial Statements. However, on October 1, 2013, a Maryland State Circuit Court upheld the MDPSC Orders as being within the MDPSC’s statutory authority under Maryland state law. This decision is separate from the judgment in the federal litigation that the MDPSC Order is unconstitutional and the CfD unenforceable under federal law. The federal judgment was affirmed on June 2, 2014, by the U.S Court of Appeals for the Fourth Circuit, and Exelon believes this judgment would prevent enforcement of the CfD even if the Maryland State Circuit Court decision stands. CPV filed for en banc review of the Fourth Circuit decision but its request was denied. CPV, one of the sellers under both a New Jersey and a Maryland contract, filed its two contracts at the FERC. Exelon believes such contracts to be void and is seeking to ensure that such contracts are not accepted by the FERC.

As required under their contracts, generator developers who were selected in the New Jersey and Maryland programs (including CPV) offered and cleared in PJM’s capacity market auctions held in May 2012, 2013 and 2014. In addition, CPV has announced its intention to move forward with construction of its New Jersey plant, with or without the challenged state subsidy. Nonetheless to the extent that the state-required customer subsidies are included under their respective contracts, Exelon believes that these projects may have artificially suppressed capacity prices in PJM in these auctions and may continue to do so in future auctions to the detriment of Exelon’s market driven position. While the U.S. District Court decisions in New Jersey and Maryland are positive developments, continuation of these state efforts, if successful and unabated by an effective minimum offer price rule (MOPR) for future capacity auctions, could continue to result in artificially depressed wholesale capacity and/or energy prices. Other states could seek to establish programs, which could substantially impact Exelon’s market driven position and could have a significant effect on Exelon’s financial results of operations, financial position and cash flows.

PJM’s capacity market rules include a MOPR, which is intended to preclude sellers from artificially suppressing the competitive price signals for generation capacity. However, as described above, Exelon does not believe that the existing MOPR will work effectively with respect to generator developers who have a state-sponsored subsidy and has concerns with certain other aspects of PJM’s rules related to the capacity auction. Accordingly, Exelon continues to work with other market stakeholders and through the FERC process to implement several proposed changes to the PJM tariff aimed at ensuring that capacity resources (including those with state-sponsored subsidy contracts and capacity market speculators) cannot inappropriately affect capacity auction prices in PJM.

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

Energy Demand.    Modest economic growth partially offset by energy efficiency initiatives is resulting in positive growth for electricity for ComEd and PECO, and no projected growth for electricity for BGE. ComEd, PECO and BGE are projecting load volumes to increase by 0.8%, 0.7% and 0.0%, respectively, in 2014 compared to 2013.

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

Exelon’s board of directors declared the second quarter 2014 dividend of $0.31 per share on Exelon’s common stock. The second quarter dividend was paid on June 10, 2014 to shareholders of record on May 16, 2014. All future quarterly dividends require approval by Exelon’s board of directors.

Exelon’s board of directors declared the third quarter 2014 dividend of $0.31 per share on Exelon’s common stock. The third quarter dividend is payable on September 10, 2014 to shareholders of record on August 15, 2014.

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

Hedging Strategy

Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2014 and 2015. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. As of June 30, 2014, the percentage of expected generation hedged for the major reportable segments was 92%-95%, 75%-78% and 46%-49% for 2014, 2015, and 2016, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including Generation’s sales of energy to ComEd, PECO and BGE relating to their respective retail load obligations. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well.

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

Smart Meter and Smart Grid Initiatives.

ComEd’s Smart Meter and Smart Grid Investments.    ComEd plans to invest approximately $1.3 billion on smart meters and smart grid under EIMA, including $1.0 billion through the AMI Deployment Plan. On June 11, 2014, the ICC approved ComEd’s request to accelerate the deployment, which allows for the installation of more than four million smart meters throughout ComEd’s service territory by 2018, three years in advance of the originally scheduled 2021 completion date. To date, nearly 350,000 smart meters have been installed in the Chicago area by ComEd.

PECO’s Smart Meter and Smart Grid Investments.    In 2010, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan, under which PECO will install more than 1.6 million smart meters. PECO plans to spend up to a total of $595 million and $120 million on its smart meter infrastructure and smart grid investments, respectively, of which $200 million will be funded by SGIG.

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

Generation Renewable Development.    On September 30, 2011, Exelon announced the completion of its acquisition of all of the interests in Antelope Valley, a 230-MW solar PV project under development in northern Los Angeles County, California, from First Solar, Inc., which is developing, building, operating, and maintaining the project. The first portion of the project began operations in December 2012, with six additional blocks coming online in 2013 and the final two blocks coming online in 2014 making the facility fully operational. The acquisition supports the Exelon commitment to renewable energy as part of Exelon 2020. The project has a 25-year PPA with Pacific Gas & Electric Company for the full output of the plant, which has been approved by the CPUC. Total capitalized costs for the facility are expected to be approximately $1.1 billion. Total capitalized costs incurred through June 30, 2014 were approximately $1.0 billion. In addition, Generation constructed and placed into service 400 MWs of additional wind generation in 2012 at a cost of $710 million and another 90 MW will be added to Generation’s wind portfolio in 2014 with the 50 MW expansion of the Beebe project in Michigan, the output of which is fully contracted under a 20-year PPA, and the construction of the 40 MW Fourmile Wind project in Maryland to partially satisfy the Exelon-Constellation merger commitments to the State of Maryland.

Nuclear Uprate Program.    Generation is engaged in individual projects as part of a planned power uprate program across its nuclear fleet. When economically viable, the projects take advantage of new production and measurement technologies, new materials and application of expertise gained from a half-century of nuclear power operations. Under the nuclear uprate program, Generation has placed into service projects representing 393 MWs of new nuclear generation at a cost of $1,021 million, which has been capitalized to property, plant and equipment on Exelon’s and Generation’s consolidated balance sheets. At June 30, 2014, Generation has capitalized $184 million to construction work in progress within property, plant and equipment for nuclear uprate projects expected to be placed in service by the end of 2016, consisting of 139 MWs of new nuclear generation, that are in the installation phase at two nuclear stations; Peach Bottom in Pennsylvania and Dresden in Illinois. The remaining spend associated with these projects is expected to be approximately $225 million through the end of 2016. Generation believes that it is probable that these projects will be completed. If a project is expected not to be completed as planned, previously capitalized costs will be reversed through earnings as a charge to operating and maintenance expense and interest. See Note 7 — Impairment of Long-Lived Assets of the Combined Notes to Consolidated Financial Statements for further information.

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

Exelon, Generation, ComEd, PECO and BGE have unsecured syndicated revolving credit facilities with aggregate bank commitments of $0.5 billion, $5.3 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. Generation also has bilateral credit facilities with aggregate maximum availability of $0.5 billion. See Liquidity and Capital Resources — Credit Matters — Exelon Credit Facilities below.

Exposure to Worldwide Financial Markets.    Exelon has exposure to worldwide financial markets including European banks. Disruptions in the European markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of June 30, 2014, approximately 29%, or $2.5 billion, of the Registrants’ aggregate total commitments were with European banks. The credit facilities include $8.4 billion in aggregate total commitments of which $6.3 billion was available as of June 30, 2014, due to outstanding letters of credit and commercial paper. There were no borrowings under the Registrants’ credit facilities as of June 30, 2014, with the exception of CENG. See Note 10 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for additional information on the credit facilities.

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

In July 2011, the U.S. EPA published CSAPR and in June 2012, it issued final technical corrections. CSAPR requires 28 upwind states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in downwind states. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the U.S. EPA had exceeded its authority in certain material aspects with respect to CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. Until the U.S. EPA re-issues CSAPR, Exelon cannot determine the impacts of the rule, including any that would impact power prices. In June 2013, the U.S. Supreme Court granted the U.S. EPA’s petition to review the D.C. Circuit Court’s CSAPR decision, and on April 29, 2014, the U.S. Supreme reversed the D.C. Circuit Court decision and upheld CSAPR, and remanded the case to the D.C. Circuit Court to resolve the remaining implementation issues. On June 26, 2014, the U.S. EPA filed a motion with the D.C. Circuit Court seeking to have the stay of the CSAPR lifted, and proposed a three-year tolling of the effective dates under the rule so that the first phase of emission budgets would be implemented on January 1, 2015. The U.S. EPA believes that this would allow sufficient time to complete the remaining aspects of the rulemaking before the implementation of the more stringent second phase of emission budgets that, under the tolling proposal, would begin on January 1, 2017.

On December 16, 2011, the U.S. EPA signed a final rule to reduce emissions of toxic air pollutants from power plants and signed revisions to the NSPS for electric generating units. The final rule, known as MATS, requires coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that owners of smaller, older, uncontrolled coal units will retire the units rather than make these investments. Coal units with existing controls that do not meet the MATS rule may need to upgrade existing controls or add new controls to comply. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. Numerous entities challenged MATS in the D.C. Circuit Court, and Exelon intervened in support of the rule. On April 15, 2014, the D.C. Circuit Court issued an opinion upholding MATS in its entirety. On July 14, 2014, three petitions for certiorari were filed with the U.S. Supreme Court seeking review of the D.C. Circuit Court decision upholding MATS.

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

In the absence of Federal legislation, the U.S. EPA is also moving forward with the regulation of GHG emissions under the Clean Air Act. The U.S. EPA is addressing the issue of carbon dioxide (CO2) emissions regulation for new and existing electric generating units through the New Source Performance Standards (NSPS) under Section 111 of the Clean Air Act. Pursuant to President Obama’s June 25, 2013 memorandum to U.S. EPA, the Agency re-proposed a Section 111(b) regulation for new units in September 2013 that may result in material costs of compliance for CO2 emissions for new fossil-fuel electric generating units, particularly coal-fired units. The Climate Action Plan also required the U.S. EPA to propose by June 2014 GHG emission regulations for existing stationary sources under Section 111(d) of the Clean Air Act, and to issue final regulations by June 2015. That proposed rule was published in the Federal Register on June 16, 2014 and is open for public comment until October 16, 2014. The proposed rule establishes emission reduction targets for each state and provides flexibility for each state to determine how to achieve its required reductions, including heat rate improvements at coal-fired power plants, fuel switching from coal to gas, renewable generation and new nuclear facilities, demand side energy efficiency, and the use of market-based instruments. While the nature and impact of the final regulations is not yet known, to the extent that the rule results in emission reductions from fossil fuel fired plants, imposing some form of direct or indirect price of carbon in competitive electricity markets, Exelon’s overall low-carbon generation portfolio results would benefit.

Exelon supports comprehensive climate change legislation or regulation, including a cap-and-trade program for GHG emissions, which balances the need to protect consumers, business and the economy with the urgent need to reduce national GHG emissions.

Water Quality.    Section 316(b) of the Clean Water Act requires that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. On May, 19 2014, the U.S. EPA released the final Section 316(b) rule. The rule has not been published in the Federal Register, and will become effective 60 days after publication. The rule requires that a series of studies and analyses be performed at each facility to determine the best technology available, followed by an implementation period. The timing of the various requirements for each facility is related to the status of its current NPDES permit and the subsequent renewal period. There is no fixed compliance schedule, as this is left to the discretion of the state permitting director.

Until the compliance requirements are determined by the applicable state permitting director on a site-specific basis for each plant, the impact of compliance with the final rule is unknown. Should a state permitting director determine that a facility is required to install cooling towers to comply with the rule, that facility’s economic viability would be called into question. However, the likely impact of the rule has been significantly decreased since the final rule does not mandate cooling towers as a national standard, and the state permitting director is required to apply a cost-benefit test and take into consideration site-specific factors.

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

In July 2011, an NRC Task Force formed in the aftermath of the Fukushima Daiichi events issued a report of its review of the accident, including tiered recommendations for future regulatory action by the NRC to be taken in the near and longer term. The Task Force’s report concluded that nuclear reactors in the United States are operating safely and do not present an imminent risk to public health and safety. The NRC and its staff have issued orders and implementation guidance for commercial reactor licensees operating in the United States. The NRC and its staff are continuing to evaluate additional requirements. Generation has assessed the impacts of the Tier 1 orders and information requests and will continue monitoring the additional recommendations under review by the NRC staff, both from an operational and a financial impact standpoint. A comprehensive review of the NRC Tier 1 orders and information requests, as well as preliminary engineering assumptions and analysis, indicate that the financial impact of compliance for the period from 2014 through 2018 is expected to be between approximately $500 million and $525 million of capital (including approximately $150 million for the CENG plants) and $75 million of operating expense (including approximately $25 million for the CENG plants). As Generation completes the design and installation planning for its actions, Generation will update these estimates. Further, Generation estimates incremental costs of $15 to $20 million per unit at thirteen Mark 1 and II units (including two CENG units) for the installation of filtered vents, if ultimately required by the NRC. Generation’s current assessments are specific to the Tier 1 recommendations as the NRC has not taken specific action with respect to the Tier 2 and Tier 3 recommendations. Exelon and Generation are unable to conclude at this time to what extent any actions to comply with the requirements of Tier 2 and Tier 3 will impact their future financial position, results of operations, and cash flows. Generation will continue to engage in nuclear industry assessments and actions and stakeholder input. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview of the Exelon 2013 Form 10-K, for additional information.

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

ComEd, PECO and BGE could also be subject to some additional Dodd-Frank Act requirements to the extent they were to enter into Swap transactions. However, at this time, management of ComEd, PECO and BGE continue to expect that their companies will not be materially affected by this legislation.

Energy Infrastructure Modernization Act.    Since 2011, ComEd’s distribution rates are established through a performance-based rate formula, pursuant to EIMA. Participating utilities are required to file an annual update to the performance-based formula rate tariff on or before May 1, with resulting rates effective in January of the following year. This annual formula rate update is based on prior year actual costs and current year projected capital additions. The update also reconciles any differences between the revenue requirement(s) in effect for the prior year and actual costs incurred for that year. In addition, ComEd’s earned rate of return on common equity is required to be within plus or minus 50 basis points (“the collar”) of the target rate of return determined as the annual average rate on 30-year treasury notes plus 580 basis points. Therefore, the collar limits favorable and unfavorable impacts of weather and load on distribution revenue. Throughout each year, ComEd records regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement(s) in effect and ComEd’s best estimate of the revenue requirement expected to be approved by the ICC for that year’s reconciliation.

Formula Rate Tariff and Annual Reconciliation.    On April 16, 2014, ComEd filed its annual distribution formula rate update with the ICC. The filing establishes the revenue requirement used to set the rates that will take effect in January 2015 after the ICC’s review and approval, which is due by December 2014. The revenue requirement requested is based on 2013 actual costs plus projected 2014 capital additions as well as an annual reconciliation of the revenue requirement in effect in 2013 to the actual costs incurred that year. ComEd’s 2014 filing request includes a total increase to the net revenue requirement of $269 million, reflecting an increase of $174 million for the initial revenue requirement for 2014 and an increase of $95 million related to the annual reconciliation for 2013. The revenue requirement for 2014 provides for a weighted average debt and equity return on distribution rate base of 7.06% inclusive of an allowed return on common equity of 9.25%, reflecting the average rate on 30-year treasury notes plus 580 basis points. The annual reconciliation for 2013 provided for a weighted average debt and equity return on distribution rate base of 7.04% inclusive of an allowed return on common equity of 9.20%, reflecting the average rate on 30-year treasury notes plus 580 basis points less a performance metrics penalty of 5 basis points.

FERC Ameren Order.    In July 2012, FERC issued an order to Ameren Corporation (Ameren) finding that Ameren had improperly included acquisition premiums/ goodwill in its transmission formula rate, particularly in its capital structure and in the application of AFUDC. FERC also directed Ameren to make refunds for the implied increase in rates in prior years. Ameren filed for rehearing of the July 2012 order, which was denied in June 2014. FERC and Ameren are in the process of determining the amount of any potential refund. ComEd believes that the FERC order authorizing its transmission formula rate is distinguishable from the circumstances that led to the July 2012 FERC order in the Ameren case. However, if ComEd were required to exclude acquisition premiums/ goodwill from its transmission formula rate, the impact could be material to ComEd’s results of operations and cash flows.

FERC Order No. 1000 Compliance (ComEd, PECO and BGE).    In FERC Order No. 1000, the FERC required public utility transmission providers to enhance their transmission planning procedures and their cost allocation methods applicable to certain new regional and interregional transmission projects. As part of the changes to the transmission planning procedures, the FERC required removal from all FERC-approved tariffs and agreements of a right of first refusal to build certain new transmission facilities. In compliance with the regional transmission planning requirements of Order No. 1000, PJM as the transmission provider submitted a compliance filing to FERC on October 25, 2012. On the same day, certain of the PJM transmission owners, including ComEd, PECO and BGE (collectively, the PJM Transmission Owners), submitted a filing asserting that their contractual rights embodied in the PJM governing documents continue to justify their right of first refusal to construct new reliability (and related) transmission projects and that the FERC should not be allowed to override such rights absent a showing that it is in the public interest to do so under the FERC’s “Mobile-Sierra” standard of review. This is a heightened standard of review which the PJM Transmission Owners argued could not be satisfied based on the facts applicable to them. On March 22, 2013, FERC issued an order on the PJM Compliance Filing and the filing of these PJM Transmission Owners (1) rejecting the arguments of those PJM Transmission Owners that changes to the PJM governing documents were entitled to review under the Mobile-Sierra standard, (2) accepting most of the PJM filing, removing the right-of-first refusal from the PJM tariffs, and (3) directing PJM to remove certain exceptions that it included in its compliance filing that FERC found did not comply with Order No. 1000. FERC’s order could enable third parties to seek to build certain regional transmission projects that had previously been reserved for the PJM Transmission Owners, potentially reducing ComEd’s, PECO’s and BGE’s financial return on new investments in energy transmission facilities. Numerous parties sought rehearing of the FERC’s March 22, 2013 order, including the PJM Transmission Owners who sought rehearing of the FERC’s rejection of their Mobile-Sierra and related arguments. PJM’s compliance filing was made on July 22, 2013. On May 15, 2014, FERC denied the rehearing requests except with respect to one issue on when PJM could consider state and local laws in evaluating projects. FERC generally accepted the July 22, 2013, Compliance Filing but required several minor additional changes. FirstEnergy and at least one other party filed an appeal of the May 15, 2014, Order upholding PJM’s right of first refusal language in the DC Circuit. Exelon has intervened in the FirstEnergy appeal. Several parties have filed requests for rehearing or clarification concerning the changes set forth in the May 15, 2014, Order.

FERC Transmission Complaint.    On February 27, 2013, consumer advocates and regulators from the District of Columbia, New Jersey, Delaware and Maryland, and the Delaware Electric Municipal Cooperatives (the parties), filed a complaint at FERC against BGE and the PHI companies relating to their respective transmission formula rates. BGE’s formula rate includes a 10.8% base rate of return on common equity (ROE) for most investments included in its rate base and 11.3% for the remaining transmission investment (the latter of which is conditioned upon crediting the first 50 basis points of any incentive ROE adders). The parties seek a reduction in the base return on equity to 8.7% and changes to the formula rate process. FERC docketed the matter and set April 3, 2013 as the deadline for interventions, protests and answers. Under FERC rules, the revenues subject to refund are limited to a fifteen month period, and the earliest date from which the base return on equity could be adjusted and refunds required is the date of the complaint. On March 19, 2013, BGE filed a motion to dismiss or sever the complaint. On June 19, 2014, FERC issued an order in another case involving New England Transmission Owners (NETOs), changing its methodology to determine ROE rates for public utilities. The result was a reduction in the ROE from 11.14% to 10.57% for the NETOs, with a possible further adjustment in either direction based on additional paper hearing submissions. On July 21, 2014, the NETOs filed a Request for Rehearing and Clarification with FERC of the June 19, 2014 order. Among other things, the NETOs request on rehearing that the 11.14% is reasonable based on the new methodology. As of June 30, 2014, BGE believes it is probable that BGE’s base ROE rate will be subject to the revised methodology and may result in a potential refund to customers of transmission revenue for a maximum fifteen month period. In evaluating FERC’s revised methodology, management believes it is reasonably possible no refunds will be required for BGE, and as such, no refund liability has been recorded as of June 30, 2014. If FERC were to order a reduction of BGE’s base return on equity to 8.7% (while retaining the 50 basis points of any incentives that were credited to the base return on equity for certain new transmission investment), the result would be a refund to customers of approximately $13 million, as well as estimated ongoing annual reduction in revenues of approximately $10 million. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

The Maryland Strategic Infrastructure Development and Enhancement Program.    In February 2013, the Maryland General Assembly passed legislation intended to accelerate gas infrastructure replacements in Maryland by establishing a mechanism for gas companies to promptly recover reasonable and prudent costs of eligible infrastructure replacement projects separate from base rate proceedings. Under the new law, following a proceeding before the MDPSC and with the MDPSC’s approval of the eligible infrastructure replacement projects along with a corresponding surcharge, BGE could begin charging gas customers a monthly surcharge for infrastructure costs incurred after June 1, 2013. On August 2, 2013, BGE filed its infrastructure replacement plan and associated surcharge. On March 26, 2014, the MDPSC approved as filed BGE’s proposed 2014 project list, tariff and associated surcharge amounts, with a surcharge becoming effective April 1, 2014. In February 2014, the residential consumer advocate in Maryland filed an appeal with the Baltimore City Circuit Court to the decision issued by the MDPSC on BGE’s infrastructure replacement plan. The residential consumer advocate filed its related legal memorandum on July 7, 2014, claiming that the MDPSC did not apply the appropriate consideration in approving BGE’s infrastructure replacement plan and associated surcharge. BGE has until August 7, 2014 to submit a response, and a hearing has been scheduled for September 5, 2014. BGE cannot predict the outcome of this appeal. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s combined 2013 Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, purchase accounting, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies and revenue recognition. At June 30, 2014, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2013.

Results of Operations

Net Income Attributable to Common Shareholders by Registrant

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2014	2013		2014	2013
Exelon	$522	$490	$32	$612	$486	$126
Generation	340	330	10	155	311	(156)
ComEd	111	96	15	209	14	195
PECO	84	72	12	173	193	(20)
BGE	16	22	(6)	100	100	—

Results of Operations — Generation

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2014(a)	2013		2014(a)	2013
Operating revenues	$3,789	$4,070	$(281)	$8,179	$7,603	$576
Purchased power and fuel expense	1,835	1,946	111	5,191	4,114	(1,077)

Revenue net of purchased power and fuel(b)	1,954	2,124	(170)	2,988	3,489	(501)
Other operating expenses
Operating and maintenance	1,413	1,189	(224)	2,499	2,302	(197)
Depreciation and amortization	254	210	(44)	466	424	(42)
Taxes other than income	118	101	(17)	223	194	(29)

Total other operating expenses	1,785	1,500	(285)	3,188	2,920	(268)

Equity in losses of unconsolidated affiliates	(1)	(21)	20	(20)	(30)	10
Gain on consolidation of CENG	261	—	261	261	—	261

Operating income	429	603	(174)	41	539	(498)

Other income and (deductions)
Interest expense	(86)	(93)	7	(172)	(176)	4
Other, net	228	(33)	261	318	95	223

Total other income and (deductions)	142	(126)	268	146	(81)	227

Income before income taxes	571	477	94	187	458	(271)
Income taxes (benefit)	199	149	(50)	(1)	148	149

Net income	372	328	44	188	310	(122)
Net income (loss) attributable to noncontrolling interests	32	(2)	(34)	33	(1)	(34)

Net income attributable to membership interest	$340	$330	$10	$155	$311	$(156)

(a)	Includes the operations of CENG from April 1, 2014, through June 30, 2014.
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

Net Income Attributable to Membership Interest

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    Generation’s net income attributable to membership interest for the three months ended June 30, 2014 increased compared to the same period in 2013 primarily due to the gain recognized as a result of the consolidation of CENG, and the increase in other income; partially offset by decreased revenue net of purchased power and fuel, increased operating and maintenance expense and increased depreciation and amortization expense. The decrease in revenue net of purchased power and fuel primarily relates to mark-to-market losses from economic hedging activities, lower realized energy prices, and, excluding CENG, generation volumes were lower, partially offset by the consolidation of CENG, higher capacity revenues, and a decrease in amortization expense for the acquired energy contracts recorded at fair value at the merger date with Constellation and consolidation of CENG. The increase in operating and maintenance expense is primarily related to the inclusion of CENG’s results for a full quarter in 2014, and an increase in planned nuclear refueling outage days in 2014. The increase in other, net is primarily due to an increase in realized NDT fund gains.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    Generation’s net income attributable to membership interest for the six months ended June 30, 2014 decreased compared to the same period in 2013 primarily due to decreased revenue net of purchased power and fuel expense, and increased operating and maintenance expense; partially offset by the gain recognized as a result of the consolidation of CENG and an increase in other operating income. The decrease in revenue net of purchased power and fuel primarily relates to mark-to-market losses from economic hedging activities, lower realized energy prices, higher procurement costs for replacement power, increased fossil fuel expense due to extreme cold weather during the first quarter of 2014 and, excluding CENG, generation volumes were lower, partially offset by the consolidation of CENG, higher capacity revenues, and a decrease in amortization expense for the acquired energy contracts recorded at fair value at the merger date with Constellation and consolidation of CENG. The increase in operating and maintenance expense is primarily related to the inclusion of CENG’s results for a full quarter in 2014, and an increase in planned nuclear refueling outage days in 2014. The increase in other, net income is primarily due to an increase in realized NDT fund gains.

Revenue Net of Purchased Power and Fuel Expense

The foundation of Generation’s six reportable segments is based on the geographic location of its assets, and are largely representative of the footprints of an ISO / RTO and/or NERC region. Descriptions of each of Generation’s six reportable segments are as follows:

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

The following business activities are not allocated to a region, and are reported under Other: retail and wholesale gas, investments in natural gas exploration and production activities, proprietary trading, energy efficiency and demand response, heating, cooling, and cogeneration facilities, and home improvements, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, and indoor quality systems and investments in energy-related proprietary technology. Further, the following activities are not allocated to a region, and are reported in Other: unrealized mark-to-market impact of economic hedging activities; amortization of certain intangible assets relating to commodity contracts recorded at fair value as a result of the merger with Constellation and the consolidation of CENG; and other miscellaneous revenues.

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

For the three and six months ended June 30, 2014 and 2013, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended June 30,
	2014(a)	2013	Variance	% Change
Mid-Atlantic(b)	$920	$768	$152	19.8%
Midwest(c)	605	684	(79)	(11.5%)
New England	64	50	14	28.0%
New York	148	14	134	n.m.
ERCOT	59	112	(53)	(47.3%)
Other Regions(d)	75	59	16	27.1%

Total electric revenue net of purchased power and fuel expense	1,871	1,687	184	10.9%
Proprietary Trading	7	3	4	n.m.
Mark-to-market gains (losses)	(14)	428	(442)	(103.3%)
Other(e)	90	6	84	n.m.

Total revenue net of purchased power and fuel expense	$1,954	$2,124	$(170)	(8.0%)

	Six Months Ended June 30,
	2014(a)	2013	Variance	% Change
Mid-Atlantic(b)	$1,615	$1,612	$3	0.2%
Midwest(c)	1,161	1,401	(240)	(17.1%)
New England	200	80	120	n.m.
New York	127	(8)	135	n.m.
ERCOT	142	213	(71)	(33.3%)
Other Regions(d)	180	105	75	71.4%

Total electric revenue net of purchased power and fuel expense	3,425	3,403	22	0.6%
Proprietary Trading	20	12	8	66.7%
Mark-to-market gains (losses)	(744)	25	(769)	n.m.
Other(e)	287	49	238	n.m.

Total revenue net of purchased power and fuel expense	$2,988	$3,489	$(501)	(14.4%)

(a)	Includes the operations of CENG from April 1, 2014, through June 30, 2014
(b)	Results of transactions with PECO and BGE are included in the Mid-Atlantic region.
(c)	Results of transactions with ComEd are included in the Midwest region.
(d)	Other Regions includes South, West and Canada, which are not considered individually significant.
(e)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes amortization of intangible assets related to commodity contracts recorded at fair value at the date of the merger with Constellation and the consolidation of CENG in purchase accounting of $50 million and $92 million pre-tax for the three and six months ended June 30, 2014, and $167 million and $341 million pre-tax for the three and six months ended June 30, 2013.

Generation’s supply sources by region are summarized below:

	Three Months Ended June 30,
Supply source (GWh)	2014	2013	Variance	% Change
Nuclear generation
Mid-Atlantic(a)	14,912	11,794	3,118	26.4%
Midwest	22,719	22,807	(88)	(0.4%)
New York(a)	3,766	—	3,766	n.m.

Total nuclear generation	41,397	34,601	6,796	19.6%
Fossil and renewables(a)
Mid-Atlantic	3,165	2,796	369	13.2%
Midwest	319	318	1	0.3%
New England	1,299	3,132	(1,833)	(58.5%)
New York	1	—	1	n.m.
ERCOT	1,553	1,617	(64)	(4.0%)
Other Regions(c)	2,041	1,431	610	42.6%

Total fossil and renewables	8,378	9,294	(916)	(9.9%)
Purchased power
Mid-Atlantic(b)	810	2,616	(1,806)	(69.0%)
Midwest	520	1,503	(983)	(65.4%)
New England	2,290	1,365	925	67.8%
New York(b)	—	3,073	(3,073)	(100.0%)
ERCOT	2,518	4,269	(1,751)	(41.0%)
Other Regions(c)	3,654	4,998	(1,344)	(26.9%)

Total purchased power	9,792	17,824	(8,032)	(45.1%)
Total supply/sales by region(d)
Mid-Atlantic(e)	18,887	17,206	1,681	9.8%
Midwest(e)	23,558	24,628	(1,070)	(4.3%)
New England	3,589	4,497	(908)	(20.2%)
New York	3,767	3,073	694	22.6%
ERCOT	4,071	5,886	(1,815)	(30.8%)
Other Regions(c)	5,695	6,429	(734)	(11.4%)

Total supply/sales by region	59,567	61,719	(2,152)	(3.5%)

	Six Months Ended June 30,
Supply source (GWh)	2014	2013	Variance	% Change
Nuclear generation
Mid-Atlantic(a)	27,048	24,556	2,492	10.1%
Midwest	45,844	46,076	(232)	(0.5%)
New York(a)	3,766	—	3,766	n.m.

Total nuclear generation	76,658	70,632	6,026	8.5%
Fossil and renewables(a)
Mid-Atlantic	6,373	5,956	417	7.0%
Midwest	736	899	(163)	(18.1%)
New England	3,033	5,524	(2,491)	(45.1%)
New York	2	—	2	n.m.
ERCOT	3,208	2,350	858	36.5%
Other Regions(c)	3,670	3,685	(15)	(0.4%)

Total fossil and renewables	17,022	18,414	(1,392)	(7.6%)
Purchased power
Mid-Atlantic(b)	4,043	5,849	(1,806)	(30.9%)
Midwest	1,231	3,203	(1,972)	(61.6%)
New England	4,360	2,872	1,488	51.8%
New York(b)	2,857	6,584	(3,727)	(56.6%)
ERCOT	5,958	8,468	(2,510)	(29.6%)
Other Regions(c)	7,009	8,701	(1,692)	(19.4%)

Total purchased power	25,458	35,677	(10,219)	(28.6%)
Total supply/sales by region(d)
Mid-Atlantic(e)	37,464	36,361	1,103	3.0%
Midwest(e)	47,811	50,178	(2,367)	(4.7%)
New England	7,393	8,396	(1,003)	(11.9%)
New York	6,625	6,584	41	0.6%
ERCOT	9,166	10,818	(1,652)	(15.3%)
Other Regions(c)	10,679	12,386	(1,707)	(13.8%)

Total supply/sales by region	119,138	124,723	(5,585)	(4.5%)

(a)

Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG). Nuclear generation for the three months and six months ended June 30, 2014 includes physical volumes of 3,780 GWh in Mid-Atlantic and 3,766 GWh in New York for CENG.

(b)

Purchased power for the three months and six months ended June 30, 2014 includes physical volumes of 0 GWh and 2,489 GWh in the Mid-Atlantic and 0 GWh and 2,857 GWh in New York as a result of the PPA with CENG. Purchased power for the three months and six months ended June 30, 2013 includes physical volumes of 3,114 GWh and 5,702 GWh in the Mid-Atlantic and 2,655 GWh and 5,868 GWh in New York as a result of the PPA with CENG. As of the integration date of April 1, 2014, CENG volumes are included in nuclear generation.

(c)	Other Regions includes South, West and Canada, which are not considered individually significant.
(d)

Excludes physical proprietary trading volumes of 2,629 GWh and 1,995 GWh for the three months ended June 30, 2014 and 2013, respectively, and 5,123 GWh and 3,567 GWh for the six months ended June 30, 2014 and 2013, respectively.

(e)	Includes affiliate sales to PECO and BGE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region.

Mid-Atlantic

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The $152 million increase in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to the consolidation of CENG, higher capacity revenues, and the cancellation of the DOE spent nuclear fuel disposal fee, partially offset by lower realized energy prices and lower generation volumes, excluding CENG.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The $3 million increase in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to the consolidation of CENG, higher capacity revenues, and the cancellation of the DOE spent nuclear fuel disposal fees, partially offset by lower realized energy prices, higher procurement costs for replacement power, an increase in generation fuel prices, and lower generation volumes, excluding CENG.

Midwest

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The $79 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to lower realized energy prices, partially offset by increased capacity revenue and the cancellation of the DOE spent nuclear fuel disposal fee.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The $240 million decrease in revenue net of purchased power and fuel expense in the Midwest was primarily due to lower realized energy prices, partially offset by increased capacity revenue and the cancellation of the DOE spent nuclear fuel disposal fee.

New England

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The $14 million increase in revenue net of purchased power and fuel expense in New England was primarily due to higher realized energy prices and favorable impacts from the restructuring of a fuel supply contract, partially offset by lower generation volume.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The $120 million increase in revenue net of purchased power and fuel expense in New England was driven by higher realized energy prices and favorable impacts from the restructuring of a fuel supply contract, partially offset by lower generation volume.

New York

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The $134 million increase in revenue net of purchased power and fuel expense in New York was primarily due to the consolidation of CENG.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The $135 million increase in revenue net of purchased power and fuel expense in New York was primarily due to the consolidation of CENG.

ERCOT

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The $53 million decrease in revenue net of purchased power and fuel expense in ERCOT was primarily due to higher procurement costs for replacement power and the termination of an energy supply contract with a retail power supply company that was previously a consolidated variable interest entity. As a result of the termination, Generation no longer has a variable interest in the retail supply company and ceased consolidation of the entity during the third quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The $71 million decrease in revenue net of purchased power and fuel expense in ERCOT was primarily due to increased generation fuel costs, higher procurement costs for replacement power in the second quarter of 2014, and the termination of an energy supply contract with a retail power supply company that was previously a consolidated variable interest entity. As a result of the termination, Generation no longer has a variable interest in the retail supply company and ceased consolidation of the entity during the third quarter of 2013. The decreases were partially offset by higher realized energy prices and higher generation volume in the first quarter of 2014.

Other Regions

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The $16 million increase in revenue net of purchased power and fuel expense in Other Regions was primarily due to higher generation volumes and higher realized energy prices, partially offset by increased generation fuel costs.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The $75 million increase in revenue net of purchased power and fuel expense in Other Regions was primarily due to higher realized energy prices, partially offset by increased generation fuel costs.

Mark-to-market

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market losses on economic hedging activities were $14 million for the three months ended June 30, 2014 compared to gains of $428 million for the three months ended June 30, 2013. See Notes 8 – Fair Value of Financial Assets and Liabilities and 9 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market losses on economic hedging activities were $744 million for the six months ended June 30, 2014 compared to gains of $25 million for the six months ended June 30, 2013. See Notes 8 — Fair Value of Financial Assets and Liabilities and 9 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The $84 million increase in other revenue net of purchased power and fuel expense was driven by the reduction of amortization of the acquired energy contracts recorded at the date of merger with Constellation and the consolidation of CENG.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The $238 million increase in other revenue net of purchased power and fuel was driven by the reduction of amortization of the acquired energy contracts recorded at fair value at the date of merger with Constellation and the consolidation of CENG.

Nuclear Fleet Capacity Factor and Production Costs

The following table presents nuclear fleet operating data for the three and six months ended June 30, 2014 as compared to the same periods in June 30, 2013, for the Generation-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures comparatively to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Nuclear fleet capacity factor(a)	91.8%	92.8%	92.9%	94.6%
Nuclear fleet production cost per MWh(a)	$20.31	$18.86	$20.50	$19.27

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC. Reflects ownership percentage of stations operated by Exelon. As of April 1, 2014, CENG is included.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The nuclear fleet capacity factor decreased primarily due to the inclusion of the ownership share of CENG. In addition, there were more refueling and non-refueling outage days, excluding Salem outages, during the three months ended June 30, 2014 compared to the same period in 2013. For the three months ended June 30, 2014 and 2013, non-refueling outage days totaled 44 and 31, respectively. During the same periods, refueling outage days totaled 108 and 47, respectively. Inclusion of the ownership share of CENG resulted in higher production costs per MWh for the three months ended June 30, 2014 as compared to the same period in June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The nuclear fleet capacity factor decreased primarily due to the inclusion of the ownership share of CENG. In addition, there were more refueling and non-refueling outage days, excluding Salem outages, during the six months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014 and 2013, non-refueling outage days totaled 64 and 37, respectively. During the same periods, refueling outage days totaled 160 and 96, respectively. Inclusion of the ownership share of CENG resulted in higher production costs per MWh for the six months ended June 30, 2014 as compared to the same period in June 30, 2013.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three and six months ended June 30, 2014 compared to the same period in 2013, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)(a)	Increase (Decrease)(a)
Labor, other benefits, contracting, materials	$126	$121
Impairment of certain wind generating assets(b)	86	86
Nuclear refueling outage costs, including the co-owned Salem plants(c)	61	75
Accretion expense	25	28
Regulatory fees and assessment	20	17
Increase in asbestos reserve	16	16
Nuclear uprate project cancellation(d)	(92)	(113)
Pension and non-pension postretirement benefits expense	(31)	(40)
Merger and integration cots	(5)	(12)
Other	18	19

Increase in operating and maintenance expense	$224	$197

(a)	Includes the operations of CENG, from April 1, 2014 through June 30, 2014.
(b)	Reflects the impact of the charge to earnings related to the impairment of certain wind generating assets.
(c)	Reflects the impact of increased planned refueling outage days in 2014.
(d)	Reflects the impact of the 2013 cancellation of previously capitalized nuclear uprate projects.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was primarily due the inclusion of CENG’s results for a full quarter in 2014 and an increase in ongoing capital expenditures.

Taxes Other Than Income

The increase in taxes other than income for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was primarily due to an increase in payroll taxes and real estate taxes.

Equity in Losses of Unconsolidated Affiliates

The favorable increase in Equity in losses of unconsolidated affiliates for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was due to the decrease in non-cash amortization as a result of the second quarter 2013 non-cash amortization of the fair value basis difference recorded at the Constellation merger date, offset by equity in losses in CENG in 2013 which is now consolidated in 2014.

Interest Expense

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

Interest expense for three months ended June 30, 2014 compared to same period in 2013 remained relatively level.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

The decrease in interest expense primarily reflects a benefit recorded in 2014 related to the favorable settlement of certain income tax positions on Constellation’s 2009-2012 tax returns.

Other, Net

The increase in Other, net for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily reflects the change in the realized and unrealized gains and losses related to the NDT funds of its Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $46 million and $(13) million for the three months ended June 30, 2014 and 2013, respectively, and $66 million and $30 million for the six months ended June 30, 2014 and 2013, respectively, related to the contractual elimination of income tax expense (benefit) associated with the NDT funds of the Regulatory Agreement Units. Refer to Note 12 — for additional information regarding NDT funds.

The following table provides unrealized and realized gains (losses) on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(a)	2013	2014(a)	2013
Net unrealized gains (losses) on decommissioning trust funds	$128	$(40)	$141	$24
Net realized gains on sale of decommissioning trust funds	$12	$—	$25	$2

(a)	Includes results of CENG from April 1, 2014 through June 30, 2014.

Effective Income Tax Rate

The effective income tax rate was 34.9% and (0.5)% for the three and and six months ended June 30, 2014, respectively, compared to 31.2% and 32.3% for the same periods during 2013. See Note 11 of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2014	2013		2014	2013
Operating revenues	$1,128	$1,080	$48	$2,262	$2,239	$23
Purchased power expense	269	248	(21)	589	630	41

Revenue net of purchased power expense(a)	859	832	27	1,673	1,609	64

Other operating expenses
Operating and maintenance	355	359	4	681	687	6
Depreciation and amortization	174	170	(4)	347	337	(10)
Taxes other than income	72	71	(1)	149	145	(4)

Total other operating expenses	601	600	(1)	1,177	1,169	(8)

Operating income	258	232	26	496	440	56

Other income and (deductions)
Interest expense, net	(80)	(76)	(4)	(160)	(429)	269
Other, net	5	6	(1)	10	11	(1)

Total other income and (deductions)	(75)	(70)	(5)	(150)	(418)	268

Income before income taxes	183	162	21	346	22	324
Income taxes	72	66	(6)	137	8	(129)

Net income	$111	$96	$15	$209	$14	$195

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

Net Income

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013.    ComEd’s net income for the three months ended June 30, 2014, was higher than the same period in 2013, primarily due to higher electric distribution revenue resulting from increased capital investment.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013.    ComEd’s net income for the six months ended June 30, 2014, was higher than the same period in 2013, primarily due to the interest expense and related income tax effects of the remeasurement of Exelon’s like-kind exchange tax position in the first quarter of 2013, as well as increased distribution revenue resulting from increased capital investment in 2014. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information on the like-kind exchange tax position.

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

The number of retail customers participating in customer choice programs was 2,550,114 and 2,593,064 at June 30, 2014, and 2013, respectively, representing 66% and 68% of total retail customers, respectively. Retail energy purchased from competitive electric generation suppliers represented 81% and 80% of ComEd’s retail kWh sales for the three months and six months ended June 30, 2014, respectively, as compared to 81% and 78% for the three and six months ended June 30, 2013, respectively.

The changes in ComEd’s revenue net of purchased power expense for the three months and six months ended June 30, 2014, compared to the same periods in 2013 consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Weather	$1	$16
Volume	—	6
Electric distribution revenues	(1)	39
Transmission revenues	3	2
Regulatory required programs	18	27
Uncollectible accounts recovery, net	7	(12)
Pricing and customer mix	14	4
Revenue subject to refund	(9)	(9)
Other	(6)	(9)

Increase in revenue net of purchased power expense	$27	$64

Weather.    The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage. Conversely, mild weather reduces demand. For the three months ended June 30, 2014, weather conditions were relatively consistent with the same period in 2013.

During the six months ended June 30, 2014 compared to the same period in 2013, operating revenues net of purchased power expense were higher due to the impact of favorable 2014 winter weather conditions in ComEd’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory with cooling degree days generally having a more significant impact to ComEd, particularly during the summer months. The changes in heating and cooling degree days in ComEd’s service territory for the three and six months ended June 30, 2014, and 2013, consisted of the following:

				% Change
Heating and Cooling Degree-Days	2014	2013	Normal	From 2013	From Normal
Three Months Ended June 30,
Heating Degree-Days	695	778	765	(10.7)%	(9.2)%
Cooling Degree-Days	259	240	218	7.9%	18.8%

Six Months Ended June 30,
Heating Degree-Days	4,569	4,037	3,929	13.2%	16.3%
Cooling Degree-Days	259	240	218	7.9%	18.8%

Volume.    Revenue net of purchased power expense increased as a result of higher delivery volume, exclusive of the effects of weather, reflecting increased average usage per residential customer as compared to the same six month period in 2013.

Electric Distribution Revenue.    EIMA provides for a performance-based rate formula, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Distribution revenue varies from year to year based on fluctuations in the underlying costs, investments being recovered and other billing determinants. In addition, ComEd’s earned rate of return on common equity is required to be within plus or minus 50 basis points (“the collar”) of the target rate of return determined as the annual average rate on 30-year treasury notes plus 580 basis points. Therefore, the collar limits favorable and unfavorable impacts of weather and load on distribution revenue. During the three months ended June 30, 2014, ComEd recorded decreased electric distribution revenue primarily due to the one-time reduction for decreased expenses associated with OPEB plan design changes, mostly offset by increased costs and capital investment.

During the six months ended June 30, 2014, ComEd recorded increased electric distribution revenue primarily due to increased costs and capital investment, partially offset by the one-time reduction for decreased expenses associated with OPEB plan design changes. See Operating and Maintenance Expense below, and Note 5 — Regulatory Matters and Note 13 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s rate formula pursuant to EIMA and the OPEB plan design changes.

Transmission Revenues.    ComEd’s transmission rates are established based on a FERC-approved formula. ComEd’s most recent annual formula rate update, filed in April 2014, reflects 2013 actual costs plus forecasted 2014 capital additions. Transmission revenue net of purchased power expense vary from year to year based upon fluctuations in the underlying costs, investments being recovered and other billing determinants, such as the highest daily peak load from the previous calendar year. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Regulatory Required Programs.    Revenues related to regulatory required programs represents the recoveries from customers for costs of various legislative and regulatory programs on a full and current basis through approved regulated rates. Programs include ComEd’s energy efficiency and demand response and purchased power administrative costs. An equal and offsetting amount has been reflected in operating and maintenance expense during the periods presented.

Uncollectible Accounts Recovery, Net.    Represents recoveries under ComEd’s uncollectible accounts tariff. See the operating and maintenance expense discussion below for additional information on this tariff.

Pricing and Customer Mix.    The increase in revenue net of purchased power as a result of pricing and customer mix is primarily attributable to higher overall effective rates due to decreased usage across all major customer classes and change in customer mix for the three and six months ended June 30, 2014, as compared to the same periods in 2013.

Revenue Subject to Refund.    ComEd records revenues subject to refund based upon its best estimate of customer collections that may be required to be refunded. As of the three and six months ended June 30, 2014 ComEd recorded $9 million of revenue subject to refund.

Other.    Other revenue, which can vary period to period, includes rental revenue, revenue related to late payment charges, revenue from other utilities for mutual assistance programs and recoveries of environmental costs associated with MGP sites, for which an equal and offsetting amount is reflected in depreciation and amortization expense during the periods presented.

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013		2014	2013
Operating and maintenance expense — baseline	$281	$304	$(23)	$559	$593	$(34)
Operating and maintenance expense — regulatory required programs(a)	74	55	19	122	94	28

Total operating and maintenance expense	$355	$359	$(4)	$681	$687	$(6)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three and six months ended June 30, 2014 compared to the same periods in 2013, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$4	$10
Pension and non-pension postretirement benefits expense	(27)	(38)
Storm-related costs	(11)	(6)
Uncollectible accounts expense — provision(a)	1	2
Uncollectible accounts expense — recovery, net(a)	6	(14)
Other	4	12

	(23)	(34)
Regulatory required programs
Energy efficiency and demand response programs	18	27
Purchased power administrative costs	1	1

	19	28

Decrease in operating and maintenance expense	$(4)	$(6)

(a)

ComEd is allowed to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. During the three and six months ended June 30, 2014, ComEd recorded a net increase and reduction, respectively, in operating and maintenance expense related to uncollectible accounts due to the timing of regulatory cost recovery and customers purchasing electricity from competitive electric generation suppliers as a result of municipal aggregation. An equal and offsetting increase and reduction, respectively, has been recognized in operating revenues for the periods presented.

Depreciation and Amortization

Depreciation and amortization expense increased during the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to ongoing capital expenditures and increased regulatory asset amortization related to higher MGP remediation expenditures. An equal and offsetting amount for the amortization expense related to the MGP remediation expenditures is reflected in operating revenues during the periods presented.

Taxes Other Than Income

Taxes other than income taxes, which can vary period to period, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income taxes remained relatively flat for the three and six months ended June 30, 2014, compared to the same periods in 2013.

Interest Expense, Net

The changes in interest expense, net for the three and six months ended June 30, 2014, compared to the same period in 2013, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Interest expense related to uncertain tax positions(a)	$—	$275
Interest expense on debt (including financing trusts)	(4)	(6)

Decrease in interest expense, net	$(4)	$269

(a)

Primarily reflects the remeasurement of Exelon’s like-kind exchange tax position in the first quarter of 2013. See Note 11 — Income Taxes of the Combined Notes to Financial Statements for additional information.

Effective Income Tax Rate

The effective income tax rate was 39.3% for the three months ended June 30, 2014 compared to 40.7% for the same period during 2013. The effective income tax rate was 39.6% for the six months ended June 30, 2014 compared to 36.4% for the same period during 2013. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to Customers (in GWhs)	2014	2013
Retail Deliveries(a)
Residential	6,177	6,090	1.4%	1.1%
Small commercial & industrial	7,759	7,832	(0.9)%	(1.3)%
Large commercial & industrial	6,769	6,711	0.9%	0.5%
Public authorities & electric railroads	304	294	3.4%	5.7%

Total Retail Deliveries	21,009	20,927	0.4%	0.0%

	Six Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to Customers (in GWhs)	2014	2013
Retail Deliveries(a)
Residential	13,587	12,966	4.8%	1.5%
Small commercial & industrial	16,090	15,705	2.5%	0.5%
Large commercial & industrial	13,864	13,551	2.3%	0.8%
Public authorities & electric railroads	701	667	5.1%	5.5%

Total Retail Deliveries	44,242	42,889	3.2%	0.9%

	As of June 30,
Number of Electric Customers	2014	2013
Residential	3,487,337	3,465,712
Small commercial & industrial	367,354	366,153
Large commercial & industrial	2,025	2,006
Public authorities & electric railroads	4,827	4,852

Total	3,861,543	3,838,723

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Electric Revenue	2014	2013		2014	2013
Retail Sales(a)
Residential	$499	$476	4.8%	$1,007	$1,060	(5.0)%
Small commercial & industrial	340	315	7.9%	684	623	9.8%
Large commercial & industrial	113	113	0.0%	229	215	6.5%
Public authorities & electric railroads	12	12	0.0%	24	24	0.0%

Total Retail	964	916	5.2%	1,944	1,922	1.1%

Other Revenue(b)	164	164	0.0%	318	317	0.3%

Total Electric Revenues	$1,128	$1,080	4.4%	$2,262	$2,239	1.0%

(a)

Reflects delivery revenues and volumes from customers purchasing electricity directly from ComEd and customers purchasing electricity from a competitive electric generation supplier, as all customers are assessed delivery charges. For customers purchasing electricity from ComEd, revenue also reflects the cost of energy and transmission.

(b)

Other revenue primarily includes transmission revenue from PJM. Other items include rental revenue, revenue related to late payment charges, revenue from other utilities for mutual assistance programs and recoveries of environmental costs associated with MGP sites.

Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2014	2013		2014	2013
Operating revenues	$656	$672	$(16)	$1,649	$1,567	$82
Purchased power and fuel	241	258	17	705	664	(41)

Revenue net of purchased power and fuel(a)	415	414	1	944	903	41

Other operating expenses
Operating and maintenance	184	181	(3)	464	369	(95)
Depreciation and amortization	59	56	(3)	117	113	(4)
Taxes other than income	38	39	1	80	80	—

Total other operating expenses	281	276	(5)	661	562	(99)

Operating income	134	138	(4)	283	341	(58)

Other income and (deductions)
Interest expense, net	(28)	(28)	—	(56)	(57)	1
Other, net	1	—	1	3	3	—

Total other income and (deductions)	(27)	(28)	1	(53)	(54)	1

Income before income taxes	107	110	(3)	230	287	(57)
Income taxes	23	32	9	57	87	30

Net income	84	78	6	173	200	(27)
Preferred security dividends and redemption	—	6	6	—	7	7

Net income attributable to common shareholders	$84	$72	$12	$173	$193	$(20)

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

Net Income attributable to common shareholders

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.    The increase in net income attributable to common shareholders was driven primarily by a decrease to income tax expense and redemption of preferred securities in May 2013, partially offset by an increase in operating expenses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.    The decrease in net income attributable to common shareholders was driven primarily by higher operating and maintenance expenses, partially offset by higher operating revenue net of purchased power and fuel expense and a decrease to income taxes expense and redemption of preferred securities in May 2013.

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

Electric and gas revenues and purchased power and fuel expense are also affected by fluctuations in participation in the Customer Choice Program. All PECO customers have the choice to purchase electricity and gas from competitive electric generation and natural gas suppliers, respectively. The customer’s choice of suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to supplied energy and natural gas service. Customer choice program activity has no impact on electric and gas revenue net of purchased power and fuel expense. The number of retail customers purchasing electricity from a competitive electric generation supplier was 538,800 and 523,900 at June 30, 2014 and 2013, respectively. Retail deliveries purchased from competitive electric generation suppliers represented 72% and 70% of PECO’s retail kWh sales for the three and six months ended June 30, 2014, respectively, compared to 70% and 68% for the three and six months ended June 30, 2013. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 74,800 and 59,100 at June 30, 2014 and 2013, respectively. Retail deliveries purchased from competitive natural gas suppliers represented 24% and 21% of PECO’s mmcf sales for the three and six months ended June 30, 2014, respectively, compared to 21% and 18% for the three and six months ended June 30, 2013.

The changes in PECO’s operating revenues net of purchased power and fuel expense for the three and six months ended June 30, 2014 compared to the same period in 2013 consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(9)	$1	$(8)	$10	$16	$26
Volume	2	1	3	7	2	9
Pricing	(2)	—	(2)	(6)	(3)	(9)
Regulatory required programs	5	—	5	13	—	13
Other	2	1	3	2	—	2

Total increase (decrease)	$(2)	$3	$1	$26	$15	$41

Weather.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2014 compared to the same period in 2013, operating revenues net of purchased power and fuel expense were lower due to unfavorable spring and summer weather conditions in PECO’s service territory.

During the six months ended June 30, 2014 compared to the same period in 2013, operating revenues net of purchased power and fuel expense were higher due to the impact of favorable 2014 winter weather conditions, offset by unfavorable 2014 spring and summer weather conditions in PECO’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three and six months ended June 30, 2014 compared to the same periods in 2013 and normal weather consisted of the following:

				% Change
Heating and Cooling Degree-Days	2014	2013	Normal	From 2013	From Normal
Three Months Ended June 30,
Heating Degree-Days	393	421	463	(6.7)%	(15.1)%
Cooling Degree-Days	375	418	348	(10.3)%	7.8%

Six Months Ended June 30,
Heating Degree-Days	3,237	2,861	2,939	13.1%	10.1%
Cooling Degree-Days	375	418	348	(10.3)%	7.8%

Volume.    The increase in operating revenues net of purchased power and fuel expense related to delivery volume, exclusive of the effects of weather, for the three and six months ended June 30, 2014 compared to the same period in 2013, primarily reflects the impact of moderate economic and customer growth and a shift in the volume profile across classes from lower priced classes to higher priced classes, partially offset by energy efficiency initiatives on customer usages.

Pricing.    The decrease in operating revenues net of purchased power and fuel expense as a result of pricing is primarily attributable to lower overall effective rates due to increased usage per customer across all customer classes.

Regulatory Required Programs.    This represents the change in operating revenues collected under approved riders to recover costs incurred for regulatory programs such as smart meter, energy efficiency and the GSA. The riders are designed to provide full and current cost recovery as well as a return. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and income taxes. Refer to the operating and maintenance expense discussion below for additional information on included programs.

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013		2014	2013
Operating and Maintenance Expense — Baseline	$155	$155	$—	$415	$329	$86
Operating and Maintenance Expense — Regulatory Required Programs(a)	29	26	3	49	40	9

Total Operating and Maintenance Expense	$184	$181	$3	$464	$369	$95

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenues.

The changes in operating and maintenance expense for the three and six months ended June 30, 2014 compared to the same periods in 2013, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$5	$6
Storm-related costs	5	84 (a)
Injuries and Damages	(1)	(3)
Pension and non-pension postretirement benefits expense	(2)	—
Constellation merger and integration costs	(2)	(5)
Uncollectable Accounts Expense	(8)	1
Other	3	3

	—	86
Regulatory Required Programs
Smart Meter	3	6
Energy Efficiency	—	3

	3	9

Increase (Decrease) in operating and maintenance expense	$3	$95

(a)	Total storm-related costs include approximately $70 million of incremental storm costs incurred from the February 5, 2014 ice storm and other storms during the first half of 2014.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to ongoing capital expenditures.

Taxes Other Than Income

The change in taxes other than income for the three and six months ended June 30, 2014 compared to the same period in 2013 remained relatively constant.

Interest Expense, Net

The decrease in interest expense, net for the three and six months ended June 30, 2014 compared to the same periods in 2013 remained relatively constant.

Other, Net

The change in Other, net for the three and six months ended June 30, 2014 remained relatively level compared to the same period in 2013.

Effective Income Tax Rate

PECO’s effective income tax rate was 21.5% and 29.1% for the three months ended June 30, 2014 and 2013, respectively.

The effective income tax rate was 24.8% and 30.3% for the six months ended June 30, 2014 and 2013, respectively. See Note 11 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to Customers (in GWhs)	2014	2013			2014	2013
Retail Deliveries(a)
Residential	2,801	2,888	(3.0)%	1.6%	6,649	6,353	4.7%	1.5%
Small commercial & industrial	1,947	1,960	(0.7)%	0.7%	4,002	3,969	0.8%	0.1%
Large commercial & industrial	3,741	3,784	(1.1)%	(0.6)%	7,518	7,430	1.2%	0.7%
Public authorities & electric railroads	222	238	(6.8)%	(6.8)%	481	493	(2.4)%	(2.4)%

Total Retail Deliveries	8,711	8,870	(1.8)%	0.2%	18,650	18,245	2.2%	0.8%

	As of June 30,
Number of Electric Customers	2014	2013
Residential	1,428,080	1,419,977
Small commercial & industrial	149,259	148,723
Large commercial & industrial	3,108	3,109
Public authorities & electric railroads	9,712	9,672

Total	1,590,159	1,581,481

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Electric Revenue	2014	2013			2014	2013
Retail Sales(a)
Residential	$338	$354	(4.5)%		$782	$749	4.4%
Small commercial & industrial	101	109	(7.3)%		212	215	(1.4)%
Large commercial & industrial	54	61	(11.5)%		117	120	(2.5)%
Public authorities & electric railroads	8	8	0.0%		16	16	0.0%

Total Retail	501	532	(5.8)%		1,127	1,100	2.5%

Other Revenue(b)	58	53	9.4%		109	108	0.9%

Total Electric Revenues	$559	$585	(4.4)%		$1,236	$1,208	2.3%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenues.

PECO Gas Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
Deliveries to Customers (in mmcf)	2014	2013			2014	2013
Retail Delivery
Retail sales(a)	7,424	6,919	7.3%	3.9%	40,594	35,357	14.8%	1.4%
Transportation and other	6,005	5,956	0.8%	(0.8)%	14,374	14,839	(3.1)%	(4.5)%

Total Gas Deliveries	13,429	12,875	4.3%	1.4%	54,968	50,196	9.5%	(1.6)%

	As of June 30,
Number of Gas Customers	2014	2013
Residential	459,407	455,518
Commercial & industrial	42,042	41,648

Total Retail	501,449	497,166
Transportation	882	903

Total	502,331	498,069

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Gas Revenue	2014	2013			2014	2013
Retail Sales
Retail sales(a)	$88	$78	12.8%		$390	$338	15.4%
Transportation and other	9	9	0.0%		23	21	9.5%

Total Gas Revenues	$97	$87	11.5%		$413	$359	15.0%

(a)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. For customers purchasing natural gas from PECO, revenue also reflects the cost of natural gas.

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2014	2013		2014	2013
Operating revenues	$653	$653	$—	$1,707	$1,533	$174
Purchased power and fuel	268	288	20	797	713	(84)

Revenue net of purchased power and fuel(a)	385	365	20	910	820	90

Other operating expenses
Operating and maintenance	188	160	(28)	376	303	(73)
Depreciation and amortization	89	82	(7)	197	175	(22)
Taxes other than income	53	54	1	113	109	(4)

Total other operating expenses	330	296	(34)	686	587	(99)

Operating income	55	69	(14)	224	233	(9)

Other income and (deductions)
Interest expense, net	(27)	(32)	5	(55)	(66)	11
Other, net	5	4	1	9	9	—

Total other income and (deductions)	(22)	(28)	6	(46)	(57)	11

Income before income taxes	33	41	(8)	178	176	2
Income taxes	14	16	2	72	70	(2)

Net income	19	25	(6)	106	106	—
Preference stock dividends	3	3	—	6	6	—

Net income attributable to common shareholder	$16	$22	$(6)	$100	$100	$—

(a)

BGE evaluates its operating performance using the measure of revenue net of purchased power expense for electric sales and revenue net of fuel expense for gas sales. BGE believes revenue net of purchased power and fuel expense are useful measurements of its performance because they provide information that can be used to evaluate its net revenue from operations. BGE has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, revenue net of purchased power and fuel expense figures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or more useful than the GAAP information provided elsewhere in this report.

Net income attributable to common shareholders

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013.    BGE’s net income attributable to common shareholders for the three months ended June 30, 2014, was lower than the same period in 2013, primarily due to increases in operating and maintenance expense and depreciation expense, partially offset by an increase in revenue net of purchased power and fuel expense as a result of the December 2013 electric and gas distribution rate order issued by the MDPSC.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013.    BGE’s net income attributable to common shareholders for the six months ended June 30, 2014, was consistent with the same period in 2013, primarily due to an increase in revenue net of purchased power and fuel expense as a result of the 2013 electric and gas distribution rate orders issued by the MDPSC, offset by increases in operating and maintenance expense and depreciation expense.

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

The number of customers electing to select a competitive electric generation supplier affects electric SOS revenues and purchased power expense. The number of customers electing to select a competitive natural gas supplier affects gas cost adjustment revenues and purchased natural gas expense. All BGE customers have the choice to purchase energy from a competitive electric generation supplier. This customer choice of electric generation suppliers does not impact the volume of deliveries, but affects revenue collected from customers related to SOS. The number of retail customers purchasing electricity from a competitive electric generation supplier was 382,600 and 389,400 at June 30, 2014 and 2013, respectively, representing 31% of total retail customers at each date. Retail deliveries purchased from competitive electric generation suppliers represented 63% and 60% of BGE’s retail kWh sales for the three and six months ended June 30, 2014, respectively, compared to 63% and 61% for the three and six months ended June 30, 2013, respectively. The number of retail customers purchasing natural gas from a competitive natural gas supplier was 165,500 and 161,900 at June 30, 2014 and 2013, respectively, representing 25% of total retail customers at each date. Retail deliveries purchased from competitive natural gas suppliers represented 64% and 51% of BGE’s retail mmcf sales for the three and six months ended June 30, 2014, respectively, compared to 63% and 51% for the three and six months ended June 30, 2013, respectively.

The changes in BGE’s operating revenues net of purchased power and fuel expense for the three and six months ended June 30, 2014, compared to the same period in 2013, consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution rate increase	$7	$3	$10	$35	$20	$55
Regulatory required programs	—	—	—	10	(1)	9
Commodity margin	—	1	1	1	8	9
Transmission revenues	3	—	3	8	—	8
Other	6	—	6	6	3	9

Total increase	$16	$4	$20	$60	$30	$90

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

Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in BGE’s service territory. The changes in heating degree days in BGE’s service territory for the three and six months ended June 30, 2014 compared to the same period in 2013 consisted of the following:

				% Change
Heating and Cooling Degree-Days	2014	2013	Normal	From 2013	From Normal
Three Months Ended June 30,
Heating Degree-Days	497	492	513	1.0%	(3.1)%
Cooling Degree-Days	233	263	252	(11.4)%	(7.5)%

Six Months Ended June 30,
Heating Degree-Days	3,358	2,943	2,900	14.1%	15.8%
Cooling Degree-Days	233	264	255	(11.7)%	(8.6)%

Distribution Rate Increase.    The increase in distribution rates for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to the impact of the new electric and natural gas distribution rates charged to customers that became effective in December 2013 in accordance with the MDPSC approved electric and natural gas distribution rate case order. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Regulatory Required Programs.    This represents the change in revenues collected under approved riders to recover costs incurred for the energy efficiency and demand response programs as well as administrative and commercial and industrial customer bad debt costs for SOS. The riders are designed to provide full recovery, as well as a return in certain instances. The costs of these programs are included in operating and maintenance expense, depreciation and amortization expense and taxes other than income taxes. The increase in revenues during the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to the recovery of higher energy efficiency program costs.

Commodity Margin.    The increase in commodity margin under BGE’s market-based rate incentive mechanism for the three and six months ended June 30, 2014, compared to the same periods in 2013 was primarily due to the higher gas margins earned by BGE due to the extreme cold weather during the first quarter under BGE’s MBR mechanism. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

Transmission Revenues.    The increase in transmission rates for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to the impact of the new transmission rates charged to customers that became effective in June 2014. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Other.    Other revenues, which can vary from period to period, include miscellaneous revenues such as service application and late payment fees. Other revenues increased during the three and six months ended June 30, 2014 compared to the same periods in 2013.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three and six months ended June 30, 2014 compared to the same periods in 2013, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$8	$25
Pension and non-pension postretirement benefits expense	2	4
Storm-related costs	(1)	13
Uncollectible accounts expense	10	13
Corporate allocations	5	7
Other	4	11

Increase in operating and maintenance expense	$28	$73

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to higher amortization expense related to energy efficiency and demand response programs, which are fully offset in revenues above, and higher property, plant and equipment balances resulting from ongoing capital expenditures.

Taxes Other Than Income

The increase in taxes other than income for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to increased gross receipts tax as a result of higher revenues.

Interest Expense, Net

The decrease in interest expense, net for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to favorable interest rates in 2014 on long-term debt balances.

Effective Income Tax Rate

BGE’s effective income tax rate was 42.4% and 39.0% for the three months ended June 30, 2014 and 2013, respectively, and 40.4% and 39.8% for the six months ended June 30, 2014 and 2013, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

BGE Electric Operating Statistics and Revenue Detail

Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather- Normal% Change	Six Months Ended June 30,		% Change	Weather- Normal% Change
	2014	2013			2014	2013
Retail Deliveries(a)
Residential	2,639	2,757	(4.3)%	n.m	6,732	6,293	7.0%	n.m
Small commercial & industrial	704	716	(1.7)%	n.m	1,538	1,492	3.1%	n.m
Large commercial & industrial	3,593	3,610	(0.5)%	n.m	7,062	7,164	(1.4)%	n.m
Public authorities & electric railroads	79	80	(1.3)%	n.m	157	161	(2.5)%	n.m

Total Electric Retail Deliveries	7,015	7,163	(2.1)%	n.m	15,489	15,110	2.5%	n.m

	As of June 30,
Number of Electric Customers	2014	2013
Residential	1,123,804	1,117,569
Small commercial & industrial	112,827	113,009
Large commercial & industrial	11,660	11,612
Public authorities & electric railroads	290	294

Total	1,248,581	1,242,484

Electric Revenue	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2014	2013			2014	2013
Retail Sales(a)
Residential	$293	$302	(3.0)%		$729	$667	9.3%
Small commercial & industrial	64	60	6.7%		136	125	8.8%
Large commercial & industrial	120	112	7.1%		243	217	12.0%
Public authorities & electric railroads	8	8	—%		16	15	6.7%

Total Retail	485	482	0.6%		1,124	1,024	9.8%

Other Revenue	67	61	9.8%		138	124	11.3%

Total Electric Revenues	$552	$543	1.7%		$1,262	$1,148	9.9%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from BGE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from BGE, revenue also reflects the cost of energy and transmission.

BGE Gas Operating Statistics and Revenue Detail

Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
	2014	2013			2014	2013
Retail Deliveries(b)
Retail sales	14,834	14,951	(0.8)%	n.m.	61,222	55,212	10.9%	n.m.
Transportation and other	875	1,545	(43.4)%	n.m.	7,204	7,195	0.1%	n.m.

Total Gas Deliveries	15,709	16,496	(4.8)%	n.m.	68,426	62,407	9.6%	n.m.

	As of June 30,
Number of Gas Customers	2014	2013
Residential	612,202	611,146
Commercial & industrial	44,019	44,059

Total	656,221	655,205

Gas Revenue	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2014	2013			2014	2013
Retail Sales(b)
Retail sales	$92	$100	(8.0)%		$377	$345	9.3%
Transportation and other(c)	9	10	(10.0)%		68	40	70.0%

Total Gas Revenues	$101	$110	(8.2)%		$445	$385	15.6%

(b)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from BGE and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. The cost of natural gas is charged to customers purchasing natural gas from BGE.

(c)

Transportation and other gas revenue includes off-system revenue of 875 mmcfs ($5 million) and 1,545 mmcfs ($8 million) for the three months ended June 30, 2014 and 2013, respectively, and 7,204 mmcfs ($58 million) and 7,195 mmcfs ($32 million) for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Exelon’s and Generation’s current year activity presented below includes the activity of CENG from the integration date effective April 1, 2014 through June 30, 2014. All results included throughout the liquidity and capital resources section are presented on a GAAP basis.

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon Corporate, Generation, ComEd, PECO and BGE have access to unsecured revolving credit facilities with aggregate bank commitments of $0.5 billion, $5.3 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. Exelon Corporate, Generation, ComEd, PECO and BGE’s revolving credit facilities expire in 2019. In addition, Generation has $0.5 billion in bilateral credit facilities. Generation’s bilateral credit facilities have expirations in October 2014, January 2015, December 2015 and March 2016. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and other postretirement benefit obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd, PECO and BGE operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for further discussion of the Registrants’ debt and credit agreements.

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

Exelon expects to make qualified pension plan contributions of $317 million to its qualified pension plans in 2014, of which Generation, ComEd, PECO and BGE will contribute $169 million, $119 million, $11 million and $0 million, respectively. Exelon’s and Generation’s expected qualified pension plan contributions above include $53 million and $51 million, respectively, related to CENG-sponsored plans for the period April 1, 2014 to December 31, 2014 (the period for which CENG is consolidated). Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded. Exelon expects to make non-qualified pension plan benefit payments of $18 million in 2014, of which Generation, ComEd, PECO and BGE will make payments of $9 million, $1 million, $0 million and $1 million, respectively. Exelon and Generation’s non-qualified expected pension plan benefit payments above include $3 million related to CENG-sponsored plans for the period April 1, 2014 to December 31, 2014.

To the extent interest rates decline significantly or the pension plans do not earn the expected asset return rates, annual pension contribution requirements in future years could increase, especially in years 2017 and beyond. Additionally, the contributions above could change if Exelon changes its pension funding strategy.

Unlike qualified pension plans, other postretirement benefit plans are not subject to statutory minimum contribution requirements and certain plans are not funded. Exelon’s management has historically considered several factors in determining the level of contributions to its funded other postretirement benefit plans, including levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery). Exelon expects to make other postretirement benefit plan contributions, including benefit payments related to unfunded plans, of approximately $290 million in 2014, of which Generation, ComEd, PECO and BGE expect to contribute $128 million, $121 million, $4 million and $18 million, respectively. Exelon and Generation’s expected other postretirement benefit plan payments above include $5 million related to CENG-sponsored plans for the period April 1, 2014 to December 31, 2014 and contemplate reductions related to recent plan design changes.

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

Tax Matters

The Registrants’ future cash flows from operating activities may be affected by the following tax matters:

•	Exelon, Generation, ComEd, PECO and BGE expect to receive tax refunds of approximately $360 million, $60 million, $320 million, $10 million and $20 million, respectively, between 2014 and 2015.

•

Given the current economic environment, state and local governments are facing increasing financial challenges, which may increase the risk of additional income tax levies, property taxes and other taxes or the imposition, extension or permanence of temporary tax levies.

•

In the first quarter of 2014, Exelon entered into an agreement to terminate its investment in one of the three municipal-owned electric generation properties in exchange for a net early termination amount of $335 million. The termination will result in a 2014 tax payment of approximately $285 million by Exelon and its subsidiaries in 2014, including approximately $155 million by ComEd. Exelon intends to fund its portion of the tax payment using a portion of the net early termination amount. ComEd intends to fund its portion of the tax payment using a combination of debt and equity contributions from Exelon to substantially maintain its existing capital structure. See Note 11 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for additional information.

•

Under the Taxpayer Relief Act of 2012, 50% bonus depreciation expired on December 31, 2013. In the second quarter 2014, the Senate Finance Committee passed a two year extension of 50% bonus depreciation for 2014 and 2015. Further, on July 11, 2014, the House of Representatives passed H.R. 4718 permanently extending 50% bonus depreciation beginning with the 2014 tax year. If ultimately enacted for 2014 and 2015, 50% bonus depreciation legislation would generate incremental cash of approximately $1,175 million, $575 million, $375 million, $100 million, and $125 million, for Exelon,

Generation, ComEd, PECO, and BGE, respectively, primarily in 2015. The cash generated is an acceleration of tax benefits that Registrants would have received over the normal tax depreciable life of the qualifying property. Additionally, the extension of 50% bonus depreciation would result in a decrease to Generation’s Domestic Production Activities Deduction, reducing cash tax benefits and increasing income tax expense by approximately $35 million and $25 million for 2014 and 2015, respectively. The potential extension of 50% bonus depreciation is not expected to result in a material impact on ComEd’s, PECO’s, or BGE’s results of operations.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Variance
Net income	$651	$498	$153
Add (subtract):
Non-cash operating activities(a)	3,208	2,025	1,183
Gain on consolidation of CENG	(268)	—	(268)
Pension and other postretirement benefit contributions	(499)	(284)	(215)
Income taxes	(16)	705	(721)
Changes in working capital and other noncurrent assets and liabilities(b)	(740)	(337)	(403)
Option premiums received (paid), net	21	(10)	31
Counterparty collateral posted, net	(606)	(259)	(347)

Net cash flows provided by operations	$1,751	$2,338	$(587)

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

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.

Cash flows provided by operations for the six months ended June 30, 2014 and 2013 by Registrant were as follows:

	Six Months Ended June 30,
	2014	2013
Exelon	$1,751	$2,338
Generation	742	1,150
ComEd	429	503
PECO	340	467
BGE	410	366

Changes in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s cash flows provided by operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2014 and 2013 were as follows:

Generation

•

During the six months ended June 30, 2014 and 2013, Generation had net payments of counterparty collateral of $633 million and $303 million, respectively. Net payments during the six months ended June 30, 2014 and 2013 were primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position and initial margin requirements on the exchanges. Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. This collateral may be in various forms, such as cash, which may be obtained through the issuance of commercial paper, or letters of credit.

•

During the six months ended June 30, 2014 and 2013, Generation had net collections (payments) of approximately $21 million and $(10) million, respectively, related to purchases and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

ComEd

•

During the six months ended June 30, 2014 and 2013, ComEd’s payables for Generation energy purchases decreased by $33 million and $14 million, respectively, and payables to other energy suppliers for energy purchases increased by $55 million and $31 million, respectively.

PECO

•

During the six months ended June 30, 2014 and 2013, PECO’s payables to Generation for energy purchases decreased by $15 million and $11 million, respectively, and payables to other electric and gas suppliers for energy purchases (decreased) increased by $(4) million and $26 million, respectively.

BGE

•

During the six months ended June 30, 2014 and 2013, BGE’s payables to Generation for energy purchases increased by $9 million and $2 million, respectively, and payables to other electric and gas suppliers for energy purchases decreased by $16 million and $30 million, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2014 and 2013 by Registrant were as follows:

	Six Months Ended June 30,
	2014	2013
Exelon	$(2,187)	$(2,549)
Generation	(1,014)	(1,378)
ComEd	(731)	(693)
PECO	(302)	(514)
BGE	(332)	(257)

Capital expenditures by Registrant for the six months ended June 30, 2014 and 2013 and projected amounts for the full year 2014 are as follows:

	Projected Full Year 2014(d)	Six Months Ended June 30,
		2014	2013
Exelon	$5,775	$2,501	$2,518
Generation(a)	2,625	1,103	1,277
ComEd(b)	1,775	747	711
PECO	675	308	254
BGE	600	313	264
Other(c)	100	30	12

(a)	Includes nuclear fuel.
(b)

The projected capital expenditures include approximately $442 million of expected incremental spending pursuant to EIMA, ComEd has committed to invest approximately $2.6 billion over a ten year period to modernize and storm-harden its distribution system and to implement smart grid technology.

(c)	Other primarily consists of corporate operations and BSC.
(d)	Total projected capital expenditures do not include adjustments for non-cash activity.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 38% and 10% of the projected 2014 capital expenditures at Generation are for the acquisition of nuclear fuel and investments in renewable energy generation, including Antelope Valley and wind construction costs, respectively, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages).

ComEd, PECO and BGE

Approximately 85%, 78% and 88% of the projected 2014 capital expenditures at ComEd, PECO and BGE, respectively, are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as ComEd’s reliability related investments required under EIMA, and ComEd’s, PECO’s and BGE’s construction commitments under PJM’s RTEP. In addition to the capital expenditure for continuing projects, ComEd’s total capital expenditures include smart grid/smart meter technology required under EIMA and for PECO and BGE, total capital expenditures related to their respective smart meter program and SGIG project.

In 2010, NERC provided guidance to transmission owners that recommends ComEd, PECO and BGE perform assessments of all their transmission lines. In compliance with this guidance, ComEd, PECO and BGE submitted their final bi-annual reports to NERC in January 2014. ComEd, PECO and BGE will be incurring incremental capital expenditures associated with this guidance following the completion of the assessments. Specific projects and expenditures are identified as the assessments are completed. ComEd’s, PECO’s and BGE’s forecasted 2014 capital expenditures above reflect capital spending in 2014 for remediation to be completed through 2017.

ComEd, PECO and BGE anticipate that they will fund their capital expenditures with internally generated funds and borrowings, including ComEd’s capital expenditures associated with EIMA as further discussed in Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the six months ended June 30, 2014 and 2013 by Registrant were as follows:

	Six Months Ended June 30,
	2014	2013
Exelon(a)	$189	$(284)
Generation(a)	(681)	(221)
ComEd	304	139
PECO	(162)	(259)
BGE	(94)	259

(a)	Includes $415 million of distributions to EDF.

Debt

See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends

Cash dividend payments and distributions during the six months ended June 30, 2014 and 2013 by Registrant were as follows:

	Six Months Ended June 30,
	2014	2013
Exelon(a)	$948	$716
Generation(a)	650	474
ComEd	153	110
PECO	160	167
BGE(b)	6	6

(a)	Includes $415 million of distributions to EDF.
(b)	Relates to dividends paid on BGE’s preference stock.

First Quarter 2014 Dividend

On January 28, 2014, the Exelon Board of Directors declared a first quarter 2014 regular quarterly dividend of $0.31 per share on Exelon’s common stock payable on March 10, 2014, to shareholders of record of Exelon at the end of the day on February 14, 2014.

Second Quarter 2014 Dividend

On May 6, 2014, the Exelon Board of Directors declared a second quarter 2014 regular quarterly dividend of $0.31 per share on Exelon’s common stock payable on June 10, 2014, to shareholders of record of Exelon at the end of the day on May 16, 2014.

Third Quarter 2014 Dividend

On July 29, 2014, the Exelon Board of Directors declared a third quarter 2014 regular quarterly dividend of $0.31 per share on Exelon’s common stock payable on September 10, 2014 to shareholders of record of Exelon at the end of the day on August 15, 2014.

Short-Term Borrowings

During the six months ended June 30, 2014, ComEd and BGE issued(repaid) $314 million and $(65) million of commercial paper, respectively, and Generation issued $ 31 million in short-term notes payable. During the six months ended June 30, 2013, ComEd issued $374 million of commercial paper and Generation issued $276 million of commercial paper and $12 million in short-term notes payable.

Contributions from Parent/Member

During the six months ended June 30, 2014, ComEd received $112 million from Parent (Exelon). During the six months ended June 30, 2013, there were no contributions from Parent/Member (Exelon).

Distributions from Parent/Member

On April 1, 2014, Generation loaned $400 million to CENG, the proceeds of which were used to make a distribution to EDFI of $400 million. See Note 6 — Investment in Constellation Energy Nuclear Group, LLC for additional information on the integration of CENG.

Other

For the six months ended June 30, 2014, other financing activities primarily consisted of financing costs associated with the acquisition of PHI, other project financing and various debt issuance costs. See Notes 4, 10 and 16 for additional information.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $8.5 billion in aggregate total commitments of which $6.5 billion was available as of June 30, 2014, and of which no financial institution has more than 8% of the aggregate commitments. Exelon, Generation, ComEd, PECO and BGE had access to the commercial paper market during the second quarter of 2014 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See Part I. Item 1A. Risk Factors of Exelon’s 2013 Annual Report on Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets.

The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of June 30, 2014, it would have been required to provide incremental collateral of $2.0 billion to meet collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within its current available credit facility capacities of $4.3 billion. If ComEd lost its investment grade credit rating as of June 30, 2014, it would have been required to provide incremental collateral of $7 million, which is well within its current available credit facility capacity of $500 million, which takes into account commercial paper borrowings as of June 30, 2014. If PECO lost its investment grade credit rating as of June 30, 2014, it would not be required to provide collateral pursuant to PJM’s credit policy and would have been required to provide collateral of $26 million related to its natural gas procurement contracts, which, in the aggregate, are well within PECO’s current available credit facility capacity of $599 million. If BGE lost its investment grade credit rating as of June 30, 2014, it would have been required to provide collateral of $4 million pursuant to PJM’s credit policy and would have been required to provide collateral of $73 million related to its natural gas procurement contracts, which, in the aggregate, are well within BGE’s current available credit facility capacity of $530 million.

Exelon Credit Facilities

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit. See Note 10 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for further information regarding the Registrants’ credit facilities.

The following table reflects the Registrants’ commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at June 30, 2014:

Commercial Paper Programs

Commercial Paper Issuer	Maximum Program Size	Outstanding Commercial Paper at June 30, 2014	Average Interest Rate on Commercial Paper Borrowings for the Six Months Ended June 30, 2014
Exelon Corporate	$500	$—	—
Generation	5,600	—	0.32%
ComEd	1,000	498	0.33%
PECO	600	—	—
BGE	600	70	0.27%
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

Credit Agreements

Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Available Capacity at June 30, 2014
					Actual	To Support Additional Commercial Paper
Exelon Corporate	Syndicated Revolver	$500	$—	$2	$498	$498
Generation	Syndicated Revolver	5,300	—	1,161	4,139	4,139
Generation	Bilaterals	375	—	245	1	130
CENG	Bilaterals	100	40	—	60	—
ComEd	Syndicated Revolver	1,000	—	2	998	500
PECO	Syndicated Revolver	600	—	1	599	599
BGE	Syndicated Revolver	600	—	—	600	530

(a)

Excludes $123 million of credit facility agreements arranged with minority and community banks at Generation, ComEd, PECO and BGE. These facilities expire on October 18, 2014, and are solely utilized to issue letters of credit. See Note 10 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for further information.

As of June 30, 2014, there were no borrowings under the Registrants’ credit facilities, with the exception of CENG, see discussion below.

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

On April 1, 2014, as a result of the CENG integration, a $100 million bilateral CENG credit facility expiring October 2014 is now consolidated in Exelon’s and Generation’s consolidated financial statements. This facility will be utilized by CENG to fund working capital and capital projects and obtain letters of credit. As of June 30, 2014, CENG borrowed $40 million against its credit facility.

On May 30, 2014, Exelon, Generation, PECO and BGE extended for an additional year the expiration date of its unsecured revolving credit facility with aggregate bank commitments of $500 million, $5.3 billion, $600 million, $600 million, respectively into May 2019, with the exception of a cumulative amount of $300 million which expires in August 2018. Costs incurred to extend the facility were not material.

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

Each revolving credit agreement for Exelon, Generation, ComEd, PECO and BGE requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The following table summarizes the minimum thresholds reflected in the credit agreements for the six months ended June 30, 2014:

	Exelon	Generation	ComEd	PECO	BGE
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1

At June 30, 2014, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO	BGE
Interest coverage ratio	10.63	11.73	5.99	7.95	8.53

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

As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2014, are presented in the following table:

	During the three months ended June 30, 2014		As of June 30, 2014
Contributed (borrowed) as of June 30, 2014	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Generation	$—	$405	$(190)
PECO	129	—	—
BSC	—	329	(259)
Exelon Corporate	563	N/A	449

Investments in Nuclear Decommissioning Trust Funds

Exelon, Generation and CENG maintain trust funds, as required by the NRC, to fund certain costs of decommissioning nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s NDT fund investment policy. Generation’s and CENG’s investment policies establish limits on the concentration of holdings in any one company and also in any one industry. See Note 12 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for further information regarding the trust funds, the NRC’s minimum funding requirements and related liquidity ramifications.

Shelf Registration Statements

The Registrants have a currently effective combined shelf registration statement unlimited in amount, filed with the SEC, that will expire in May 2017. The ability of each Registrant to sell securities off the shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.

Regulatory Authorizations

As of June 30, 2014, ComEd had $702 million available in long-term debt refinancing authority and $1.2 billion available in new money long-term debt financing authority from the ICC. As of June 30, 2014, PECO had $1.4 billion available in long-term debt financing authority from the PAPUC. As of June 30, 2014, BGE had $850 million available in long-term financing authority from MDPSC.

As of June 30, 2014, ComEd, PECO and BGE had short-term financing authority from FERC, which expires on December 31, 2015, of $2.5 billion, $2.5 billion, and $0.7 billion, respectively. Generation currently has blanket financing authority from FERC, which was granted in connection with its market-based rate authority.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Generation hedges commodity risk on a ratable basis over the three years leading to the spot market. As of June 30, 2014, the percentage of expected generation hedged for the major reportable segments was 92%-95%, 75%-78% and 46%-49% for 2014, 2015 and 2016, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation represents the amount of energy estimated to be generated or purchased through owned or contracted capacity. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including sales to ComEd, PECO and BGE to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire non-trading portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on June 30, 2014 market conditions and hedged position would be a decrease in pre-tax net income of approximately $20 million, $270 million and $570 million, respectively, for 2014, 2015 and 2016. Power price sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 2,629 GWhs and 5,123 GWhs for the three and six months ended June 30, 2014, respectively, and 1,995 GWhs and 3,567 GWhs for the three and six months ended June 30, 2013, respectively, are a complement to Generation’s energy marketing portfolio, but represent a small portion of Generation’s overall revenue from energy marketing activities. Trading portfolio activity for the six months ended June 30, 2014 resulted in pre-tax gains of $20 million due to net mark-to-market losses of $7 million and realized gains of $27 million. Generation uses a 95% confidence interval, assuming standard normal distribution, one day holding period, one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $ 0.4 million of exposure during the quarter. Generation has not segregated proprietary trading activity within the following discussion because of the relative size of the proprietary trading portfolio in comparison to Generation’s total gross margin from continuing operations for the six months ended June 30, 2014 of $2,988 million.

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

ComEd

ComEd entered into 20-year contracts for renewable energy and RECs beginning in June 2012. ComEd is permitted to recover its renewable energy and REC costs from retail customers with no mark-up. The annual commitments represent the maximum settlements with suppliers for renewable energy and RECs under the existing contract terms. Pursuant to the ICC’s Order on December 19, 2012, ComEd’s commitments under the existing long-term contracts were reduced for the June 2013 through May 2014 procurement period. In addition, the ICC’s December 18, 2013 Order approved the reduction of ComEd’s commitments under those contracts for the June 2014 through May 2015 procurement period, and the amount of the reduction was approved by the ICC in March 2014. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements in this report and Note 3 — Regulatory Matters of the Exelon 2013 Form 10-K for additional information regarding energy procurement and derivatives.

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

PECO does not enter into derivatives for speculative or proprietary trading purposes. For additional information on these contracts, see Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.

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

BGE does not enter into derivatives for speculative or proprietary trading purposes. For additional information on these contracts, see Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.

Trading and Non-Trading Marketing Activities.    The following detailed presentation of Exelon’s, Generation’s, ComEd’s and PECO’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s and ComEd’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2013 to June 30, 2014. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the cash flow hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts and does not segregate proprietary trading activity. See Note 9 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2014 and December 31, 2013.

	Generation	ComEd	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2013(a)	$1,047	$(193)	$854
Total change in fair value during 2014 of contracts recorded in result of operations	(693)	—	(693)
Reclassification to realized at settlement of contracts recorded in results of operations	(53)	—	(53)
Reclassification to realized at settlement from accumulated OCI	(102)	—	(102)
Changes in fair value — energy derivatives(c)	—	59	59
Changes in allocated collateral	634	—	634
Changes in net option premium paid/(received)	(21)	—	(21)
Option premium amortization(b)	(63)	—	(63)
Other balance sheet reclassifications	(2)	—	(2)

Total mark-to-market energy contract net assets (liabilities) at June 30, 2014(a)	$747	$(134)	$613

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)

Includes $63 million of amounts reclassified to realized at the settlement of contracts recorded to results of operations related to option premiums due to the settlement of the underlying transactions for the six months ended June 30, 2014.

(c)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of June 30, 2014, ComEd recorded a $134 million regulatory asset related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. As of June 30, 2014, ComEd also recorded $64 million of decreases in fair value and $5 million of realized losses due to settlements associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

Fair Values.    The following tables present maturity and source of fair value for Exelon, Generation and ComEd mark-to-market commodity contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities), net of allocated collateral. Second, the tables show the maturity, by year, of the Registrants’ commodity contract net assets (liabilities), net of allocated collateral, giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 8 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

Exelon

	Maturities Within
	2014	2015	2016	2017	2018	2019 and Beyond	Total Fair Value
Normal Operations, Commodity derivative contracts(a)(b)
Actively quoted prices (Level 1)	$22	$(4)	$20	$2	$5	$—	$45
Prices provided by external sources (Level 2)	159	253	52	(4)	—	—	460
Prices based on model or other valuation methods (Level 3)(c)	32	107	14	30	(17)	(58)	108

Total	$213	$356	$86	$28	$(12)	$(58)	$613

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $490 million at June 30, 2014.
(c)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within
	2014	2015	2016	2017	2018	2019 and Beyond	Total Fair Value
Normal Operations, Commodity derivative contracts(a)(b)
Actively quoted prices (Level 1)	$22	$(4)	$20	$2	$5	$—	$45
Prices provided by external sources (Level 2)	159	253	52	(4)	—	—	460
Prices based on model or other valuation methods (Level 3)	39	122	28	43	(5)	15	242

Total	$220	$371	$100	$41	$—	$15	$747

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $490 million at June 30, 2014.

ComEd

	Maturities Within
	2014	2015	2016	2017	2018	2019 and beyond	Total Fair Value
Prices based on model or other valuation methods(a)	$(7)	$(15)	$(14)	$(13)	$(12)	$(73)	$(134)

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Credit Risk, Collateral, and Contingent Related Features (Exelon, Generation, ComEd, PECO and BGE)

The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that enter into derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for a detailed discussion of credit risk, collateral, and contingent related features.

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2014. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, which are discussed below. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO and BGE of $6 million, $23 million and $36 million, respectively. See Note 25 — Related Party Transactions of the Exelon 2013 Form 10-K for additional information.

Rating as of June 30, 2014	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,095	$103	$992	1	$417
Non-investment grade	12	9	3	—	—
No external ratings
Internally rated — investment grade	286	2	284	1	189
Internally rated — non-investment grade	21	4	17	—	—

Total	$1,414	$118	$1,296	2	$606

	Maturity of Credit Risk Exposure
Rating as of June 30, 2014	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$709	$295	$91	$1,095
Non-investment grade	11	1	—	12
No external ratings
Internally rated — investment grade	195	88	3	286
Internally rated — non-investment grade	21	—	—	21

Total	$936	$384	$94	$1,414

Net Credit Exposure by Type of Counterparty	As of June 30, 2014
Investor-owned utilities, marketers and power producers	$360
Energy cooperatives and municipalities	729
Financial institutions	185
Other	22

Total	$1,296

(a)	As of June 30, 2014, credit collateral held from counterparties where Generation had credit exposure included $112 million of cash and $6 million of letters of credit.

ComEd

There have been no significant changes or additions to ComEd’s exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2013 Annual Report on Form 10-K.

See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

PECO

There have been no significant changes or additions to PECO’s exposures to credit risk as described in ITEM 1A. RISK FACTORS of Exelon’s 2013 Annual Report on Form 10-K.

See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

BGE

There have been no significant changes or additions to BGE’s exposures to credit risk as described in ITEM 1A. RISK FACTORS of Exelon’s 2013 Annual Report on Form 10-K.

See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for information regarding credit exposure to suppliers.

Collateral (Exelon, Generation, ComEd, PECO and BGE)

Generation

As part of the normal course of business, Generation routinely enters into physical or financial contracts for the sale and purchase of electricity, fossil fuel and other commodities. These contracts either contain express provisions or otherwise permit Generation and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. In this case, Generation believes an amount of several months of future payments (i.e. capacity payments) rather than a calculation of fair value is the best estimate for the contingent collateral obligation, which has been factored into the disclosure below. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for information regarding collateral requirements.

Generation sells output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s results of operations, cash flows and financial position. As market prices rise above contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. In order to post collateral, Generation depends on access to bank credit facilities, which serve as liquidity sources to fund collateral requirements. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

As of June 30, 2014, Generation had cash collateral of $623 million posted and cash collateral held of $124 million for counterparties with derivative positions, of which $490 million and $2 million in net cash collateral deposits were offset against energy mark-to-market and interest rate and foreign exchange derivative assets and liabilities related to underlying energy contracts, respectively. As of June 30, 2014, $7 million of cash collateral posted was not offset against net derivative positions because it was not associated with energy-related derivatives or as of the balance sheet date there were no positions to offset. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of June 30, 2014, ComEd held approximately $2 million of collateral from suppliers in association with energy procurement contracts and held approximately $19 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements in this report and Note 3 — Regulatory Matters of the 2013 Exelon Form 10-K for additional information.

PECO

As of June 30, 2014, PECO was not required to post collateral under its energy and natural gas procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

BGE

BGE is not required to post collateral under its electric supply contracts. As of June 30, 2014, BGE was not required to post collateral under its natural gas procurement contracts. However, BGE did hold approximately $20 million of collateral from suppliers for both electric supply and natural gas procurement contracts as of June 30, 2014. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

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

Long-Term Leases (Exelon)

Exelon’s Consolidated Balance Sheet, as of June 30, 2014, included a $353 million net investment in coal-fired plants in Georgia subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of $685 million, less unearned income of $332 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessee does not exercise the fixed purchase options, Exelon has the ability to operate the stations and keep or market the power itself or require the lessee to arrange for a third party to bid on a service contract for a period following the lease term. Exelon will be subject to residual value risk if the lessee does not exercise the fixed purchase options. This risk is partially mitigated by the fair value of the scheduled payments under the service contract. However, such payments are not guaranteed. Further, the term of the service contract is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures. Management regularly evaluates the creditworthiness of Exelon’s counterparties to these long-term leases. Exelon monitors the continuing credit quality of the credit enhancement party.

Exelon’s Consolidated Balance Sheet, as of December 31, 2013, also included a net investment in a coal-fired plant in Texas subject to a long-term lease. In February 2014, Exelon and the City Public Service Board of San Antonio, Texas (CPS) finalized an agreement to terminate the leases prior to their expiration dates. As a result of the lease termination, Exelon received a net early termination amount of $335 million from CPS and wrote off the net investment in the CPS long-term lease of $336 million; resulting in a pre-tax loss of $1 million. See Note 11 — Income Taxes for the impact of the lease termination on income taxes.

Interest Rate and Foreign Exchange Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At June 30, 2014, Exelon and Generation had $1,550 million and $700 million of notional amounts of fixed-to-floating hedges outstanding, respectively, and $1,111 million and $411 million of notional amounts of floating-to-fixed hedges outstanding, respectively. Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $4 million decrease in Exelon Consolidated pre-tax income for the six months ended June 30, 2014. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of June 30, 2014, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $617 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the second quarter of 2014, each of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by all Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of June 30, 2014, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd, PECO and BGE concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, any of Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of Exelon’s 2013 Form 10-K and (b) Notes 5 and 18 of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

In addition to the risk factors described in Part I, Item 1A. Risk Factors in Exelon’s 2013 Form 10-K, Exelon faces the following additional risks:

Risks Related to the Pending Merger with PHI

Exelon and PHI may encounter difficulties in satisfying the conditions for the completion of the Merger and the Merger may not be completed within the expected timeframe or at all.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (1) the approval of the Merger by the holders of a majority of the outstanding shares of the PHI common stock, (2) the receipt of regulatory approvals required to consummate the Merger, (3) the expiration or termination of the applicable waiting period under the HSR Act and (4) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (b) each party’s compliance with its obligations and covenants contained in the Merger Agreement. In addition, the obligation of Exelon to consummate the Merger is subject to the required regulatory approvals not, individually or in the aggregate, imposing terms, conditions, obligations or commitments that constitute a burdensome condition (as defined in the Merger Agreement)

Satisfying the conditions to completion of the Merger may take longer, and could cost more, than Exelon expects. Any delay in completing the Merger or any additional conditions imposed in order to complete the Merger may materially adversely affect the synergies and other benefits that Exelon expects to achieve from the Merger and the integration of the companies’ respective businesses.

In addition, conditions to the completion of the Merger may fail to be satisfied. Exelon or PHI may terminate the Merger Agreement if the Merger is not completed by July 29, 2015 except that, under certain circumstances, the date may be extended by Exelon or PHI to October 29, 2015.

The Merger is subject to the receipt of consent or approval from governmental entities that could delay the completion of the Merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the Merger.

Completion of the Merger is conditioned upon the receipt of consents, orders, approvals or clearances, to the extent required, from the FERC, the FCC, the District of Columbia Public Service Commission, and the public utility commissions or similar entities in certain states in which the companies operate, including the Delaware Public Service Commission, MDPSC, the New Jersey Board of Public Utilities and the Virginia Department of Public Utilities. The Merger is also subject to review by the DOJ Antitrust Division, under the HSR Act, and the expiration or earlier termination of the waiting period (and any extension of the waiting period) applicable to the Merger is a condition to closing the Merger. As of July 31, 2014, Exelon and PHI have made some, but not all, of the required regulatory filings, and the Merger remains subject to the approval or review of each of the regulatory agencies mentioned above.

Exelon and PHI have proposed conditions for approval in some of the regulatory filings that have been made and may subsequently propose or agree to further conditions, even if such conditions could have an adverse effect on Exelon, PHI or the combined company.

Exelon cannot provide assurance that all required regulatory consents or approvals will be obtained or that these consents or approvals will not contain terms, conditions or restrictions that would be detrimental to the combined company after the completion of the Merger. The Merger Agreement generally permits Exelon to terminate the Merger Agreement if the final terms of any of the required regulatory consents or approvals include burdensome conditions (as defined in the Merger Agreement). Any substantial delay in obtaining satisfactory approvals, receipt of proceeds from asset divestitures in an amount substantially lower than anticipated or the imposition of any terms or conditions in connection with such approvals could cause a material reduction in the expected benefits of the Merger.

Failure to obtain regulatory approval may result in Exelon’s payment of a reverse termination fee.

If the Merger Agreement is terminated under certain circumstances due to the failure to obtain regulatory approvals or the breach by Exelon of its obligations in respect of obtaining regulatory approvals, Exelon will be required to pay PHI a reverse termination fee of up to $180 million, by means of PHI redeeming the outstanding nonvoting preferred securities purchased by Exelon for no consideration other than the nominal par value of the stock.

Failure to complete the Merger could negatively affect the share price and the future business and financial results of Exelon.

Completion of the Merger is not assured and is subject to risks, including the risks that approval of the transaction by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, the ongoing businesses of Exelon may be adversely affected and Exelon will be subject to several risks, including:

•

having to pay certain significant costs relating to the Merger without receiving the benefits of the Merger, including, in certain circumstances, a termination fee of up to $180 million payable by Exelon to PHI under some circumstances; and

•	the share price of Exelon may decline if and to the extent that the current market prices reflect an assumption by the market that the Merger will be completed.

Exelon and PHI have and will incur significant transaction and Merger-related costs in connection with the Merger.

Exelon and PHI expect to incur a number of non-recurring costs associated with combining the operations of the two companies. Most of these costs will be transaction costs, including fees paid to financial and legal advisors related to the Merger and related financing arrangements, and employment-related costs, including change-in- control related payments made to certain PHI executives. In addition, if the closing of the Merger is materially delayed, Exelon may be required to pay financing costs without having realized any benefits from the Merger during the period of delay. Exelon will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. Although Exelon expects that the elimination of costs, as well as the realization of other efficiencies related to the integration of the businesses, will exceed incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Exelon may not realize the expected benefits of the Merger because of integration difficulties and other challenges.

The success of the PHI acquisition will depend, in part, on Exelon’s ability to realize all or some of the anticipated benefits from integrating PHI’s business with Exelon’s existing businesses. The integration process may be complex, costly and time-consuming. The challenges associated with integrating the operations of PHI’s business include, among others:

•	delay in implementation of our business plan for the combined business;

•	unanticipated issues or costs in integrating financial, information technology, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between PHI’ s structure and our structure;

•	unanticipated changes in applicable laws and regulations;

•	difficulties in retention of key employees;

•	operating risks inherent in PHI’s business and our business; and

•	unexpected regulatory requirements.

Exelon and PHI will be subject to various uncertainties while the Merger is pending that may adversely affect their ability to attract and retain key employees, and potentially affect the company’s financial results.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on Exelon and/or PHI. These uncertainties may impair Exelon’s and/or PHI’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, as employees and prospective employees may experience uncertainty about their future roles with the combined company. In addition, current and prospective Exelon and PHI employees may determine that they do not desire to work for the combined company for a variety of possible reasons.

The Merger may divert attention of management at Exelon and PHI, which could detract from efforts to meet business goals.

The pursuit of the Merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could affect Exelon’s and/or PHI’s financial results. The process of integrating the operations of PHI may require a disproportionate amount of resources and management attention. Exelon’s future operations and cash flows will depend to a significant degree upon Exelon’s ability to operate PHI efficiently, achieve the strategic operating objectives for the business and realize cost savings and synergies. Exelon’s management team may encounter unforeseen difficulties in managing the integration. In order to successfully integrate PHI, Exelon’s management team will need to focus on realizing anticipated synergies and cost savings on a timely basis while maintaining the efficiency of operations. Any substantial diversion of management attention could affect Exelon’s ability to achieve operational, financial and strategic objectives.

We are obligated to complete the Merger whether or not we have obtained the required financing.

Exelon intends to fund the cash consideration in the Merger using a combination of approximately $3.5 billion of debt, up to $1.0 billion cash from asset sales, and the remainder through issuance of equity (including mandatory convertible securities). Exelon has executed a $2.0 billion equity offering of 57.5 million shares of common stock in connection with forward sales agreements and $1.2 billion of junior subordinated notes in the form of 23 million equity units. In addition, Exelon signed a 364-day $7.2 billion senior unsecured bridge credit facility to provide financing for the Merger pending the arrangement of permanent financing, which has subsequently been reduced to $4.2 billion as a result of the equity issuances. The unsecured bridge credit facility is subject to various conditions contained in the agreement and the issuance of long-term debt and sales of assets to finance the Merger will be subject to future market conditions.

The combined company’s assets, liabilities or results of operations could be adversely affected by unknown or unexpected events, conditions or actions that might occur at PHI prior to the closing of the Merger.

The PHI assets, liabilities, business, financial condition, cash flows, operating results and prospects to be acquired or assumed by Exelon by reason of the merger could be adversely affected before or after the Merger closing as a result of previously unknown events or conditions occurring or existing before the Merger closing. Adverse changes in PHI’s business or operations could occur or arise as a result of actions by PHI, legal or regulatory developments including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of PHI. A significant decline in the value of PHI assets to be acquired by Exelon or a significant increase in PHI liabilities to be assumed by Exelon could adversely affect the combined company’s future business, financial condition, cash flows, operating results and prospects.

Exelon may record goodwill that could become impaired and adversely affect its operating results.

In accordance with GAAP, the Merger will be accounted for as an acquisition of PHI common stock by Exelon and will follow the acquisition method of accounting for business combinations. The assets and liabilities of PHI will be consolidated with those of Exelon. The excess of the purchase price over the fair values of PHI’s assets and liabilities, if any, will be recorded as goodwill.

The amount of goodwill, which could be material, will be allocated to the appropriate reporting units of the combined company. Exelon is required to assess goodwill for impairment at least annually by comparing the fair value of reporting units to the carrying value of those reporting units. To the extent the carrying value of any of those reporting units is greater than the fair value, a second step comparing the implied fair value of goodwill to the carrying amount would be required to determine if the goodwill is impaired. Such a potential impairment could result in a material charge that would have a material impact on Exelon’s future operating results and consolidated balance sheet.

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.

One of the conditions to the closing of the Merger is that no judgment (whether preliminary, temporary or permanent) or other order by any court or other governmental entity shall be in effect that restrains, enjoins or otherwise prohibits or makes illegal the consummation of the Merger.

PHI and its directors have been named as defendants in a purported class action lawsuits filed on behalf of named plaintiffs and other public stockholders challenging the proposed Merger and seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms. Exelon has been named as a defendant is some of these lawsuits.

If a plaintiff in this or any other litigation that may be filed in the future is successful in obtaining an injunction prohibiting the parties from completing the Merger on the terms contemplated by the Merger Agreement, the injunction may prevent the completion of the Merger in the expected timeframe or altogether. If completion of the Merger is prevented or delayed, it could result in substantial costs to Exelon. In addition, Exelon could incur significant costs in connection with the lawsuits, including costs associated with the indemnification of PHI’s directors and officers.

Private parties who may believe they are adversely affected by the Merger and individual states may bring legal actions under the antitrust laws in certain circumstances or intervene in regulatory proceedings. Although Exelon and PHI believe the completion of Merger will not conflict with any antitrust law, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if a challenge is made, what the result will be. Under the Merger Agreement, Exelon and PHI have agreed to use their reasonable best efforts to obtain all regulatory clearances necessary to complete the Merger as promptly as practicable. In addition, in order to complete the Merger, Exelon and PHI may be required to comply with conditions, terms, obligations or restrictions imposed by regulatory agencies and any such conditions, terms, obligations or restrictions may have the effect of delaying completion of the Merger, imposing additional material costs on or materially limiting Exelon’s revenues after the completion of the Merger, or otherwise reducing the anticipated benefits from the Merger. In addition, any such conditions, terms, obligations or restrictions could result in the delay or abandonment of the Merger.

The Merger may be completed on terms different from those contained in the Merger Agreement.

Prior to the completion of the Merger, Exelon and PHI may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the Merger consideration to be received by PHI stockholders or any covenants or agreements with respect to the parties’ respective operations pending completion of the Merger. In addition, Exelon may choose to waive requirements of the Merger Agreement, including some conditions to closing of the Merger. Any such amendments, alterations or waivers may have negative consequences to Exelon.

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

Exhibit No.	Description

1.1	Common Stock Underwriting Agreement, dated June 11, 2014, with Barclays Capital Inc. and Goldman, Sachs & Co., as representatives of the several underwriters (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 1.1)

1.2	Corporate Units Underwriting Agreement, dated June 11, 2014, with Barclays Capital Inc. and Goldman, Sachs & Co., as representatives of the several underwriters (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 1.2)

2.1	Agreement and Plan of Merger, dated as of April 29, 2014, by and among Pepco Holdings, Inc., Exelon Corporation and Purple Acquisition Corp. (File No. 001-16169, Form 8-K dated April 30, 2014, Exhibit 2.1)

2.2	Subscription Agreement for Series A Non-Voting Non-Convertible Preferred Stock (File No. 001-16169, Form 8-K dated April 30, 2014, Exhibit 2.2)

2.3	Amended and Restated Agreement of Plan of Merger, dated as of July 18, 2014, among Pepco Holdings, Inc., Exelon Corporation and Purple Acquisition Corp. (File No. 001-16169, Form 8-K dated July 21, 2014, Exhibit 2.1)

Exhibit No.	Description

4.1	Indenture, dated as of June 17, 2014, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.1)

4.2	First Supplemental Indenture, dated as of June 17, 2014, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.2)

4.3	Form of 2.50% Notes due 2024 (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.3)

4.4	Purchase Contract and Pledge Agreement, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.4)

4.5	Form of Remarketing Agreement (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.5)

4.6	Form of Corporate Unit (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.6)

4.7	Form of Treasury Unit (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.7)

10.1	Commitment Letter for $7.221 Billion Senior Unsecured Bridge Facility (File No. 001-16169, Form 8-K dated April 30, 2014, Exhibit 10.1)

10.2	364-Day Bridge Term Loan Agreement, dated as of May 30, 2014, among Exelon Corporation, as Borrow, the various financial institutions named therein, as Lenders, and Barclays Bank PLC, as Administrative Agent (File No. 001-16169, Form 8-K dated June 4, 2014, Exhibit 10.1)

10.3	Amendment No. 4 to Credit Agreement, dated May 30, 2014, among Exelon Corporation, the Borrower, the financial institutions signatory therein, as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-16169, Form 8-K dated June 4, 2014, Exhibit 10.2)

10.4	Amendment No. 4 to Credit Agreement, dated May 30, 2014, among Exelon Generation Company, LLC, as Borrower, the financial institutions signatory therein, as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-16169, Form 8-K dated June 4, 2014, Exhibit 10.3)

10.5	Amendment No. 3 to Credit Agreement, dated May 30, 2014, among PECO Energy Company, as Borrower, the financial institutions signatory therein, as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-16169, Form 8-K dated June 4, 2014, Exhibit 10.4)

10.6	Amendment No. 2 to Credit Agreement, dated May 30, 2014, among Baltimore Gas and Electric Company, as Borrower, the financial institutions signatory therein, as Lenders and The Royal Bank of Scotland plc, as Administrative Agent (File No. 001-16169, Form 8-K dated June 4, 2014, Exhibit 10.5)

10.7	Confirmation of Base Issuer Forward Transaction, dated June 11, 2014, between Exelon Corporation and Barclays Capital, Inc., acting as Agent for Barclays Bank PLC (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 10.1)

10.8	Confirmation of Base Issuer Forward Transaction, dated June 11, 2014, between Exelon Corporation and Goldman Sachs & Co. (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 10.2)

10.9	Confirmation of Additional Issuer Forward Transaction, dated June 13, 2014, between Exelon Corporation and Barclays Capital Inc., acting as Agent for Barclays Bank PLC (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 10.3)

10.10	Confirmation of Additional Issuer Forward Transaction, dated June 13, 2014, between Exelon Corporation and Goldman Sachs & Co. (File No. 001-16169, Form 8-K dated June 17, 2014 Exhibit 10.4)

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed by the following officers for the following companies:

31-1	— Filed by Christopher M. Crane for Exelon Corporation

31-2	— Filed by Jonathan W. Thayer for Exelon Corporation

31-3	— Filed by Kenneth W. Cornew for Exelon Generation Company, LLC

31-4	— Filed by Bryan P. Wright for Exelon Generation Company, LLC

31-5	— Filed by Anne R. Pramaggiore for Commonwealth Edison Company

31-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

31-7	— Filed by Craig L. Adams for PECO Energy Company

31-8	— Filed by Phillip S. Barnett for PECO Energy Company

31-9	— Filed by Calvin G. Butler, Jr. for Baltimore Gas and Electric Company

31-10	— Filed by David M. Vahos for Baltimore Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed by the following officers for the following companies:

32-1	— Filed by Christopher M. Crane for Exelon Corporation

32-2	— Filed by Jonathan W. Thayer for Exelon Corporation

32-3	— Filed by Kenneth W. Cornew for Exelon Generation Company, LLC

32-4	— Filed by Bryan P. Wright for Exelon Generation Company, LLC

32-5	— Filed by Anne R. Pramaggiore for Commonwealth Edison Company

32-6	— Filed by Joseph R. Trpik, Jr. for Commonwealth Edison Company

32-7	— Filed by Craig L. Adams for PECO Energy Company

32-8	— Filed by Phillip S. Barnett for PECO Energy Company

32-9	— Filed by Calvin G. Butler, Jr. for Baltimore Gas and Electric Company

32-10	— Filed by David M. Vahos for Baltimore Gas and Electric Company

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON CORPORATION

/S/ CHRISTOPHER M. CRANE	/S/ JONATHAN W. THAYER
Christopher M. Crane President and Chief Executive Officer (Principal Executive Officer)	Jonathan W. Thayer Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DUANE M. DESPARTE
Duane M. DesParte Senior Vice President and Corporate Controller (Principal Accounting Officer)

July 31, 2014

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELON GENERATION COMPANY, LLC

/s/ KENNETH W. CORNEW	/s/ BRYAN P. WRIGHT
Kenneth W. Cornew President and Chief Executive Officer (Principal Executive Officer)	Bryan P. Wright Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ROBERT M. AIKEN
Robert M. Aiken Chief Accounting Officer (Principal Accounting Officer)

July 31, 2014

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

July 31, 2014

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

July 31, 2014

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALTIMORE GAS AND ELECTRIC COMPANY

/s/ CALVIN G. BUTLER, JR.	/s/ DAVID M. VAHOS
Calvin G. Butler, Jr.	David M. Vahos
Chief Executive Officer (Principal Executive Officer)	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ MATTHEW N. BAUER
Matthew N. Bauer
Vice President and Controller (Principal Accounting Officer)

July 31, 2014