Form 10-Q
period 2015-06-30
EXELON CORP; PECO ENERGY CO; EXELON GENERATION CO LLC; COMMONWEALTH EDISON CO; BALTIMORE GAS & ELECTRIC CO
filed 2015-07-29
CIK 1109357, 78100, 1168165, 22606, 9466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Exelon Corporation	☒
Exelon Generation Company, LLC			☒
Commonwealth Edison Company			☒
PECO Energy Company			☒
Baltimore Gas and Electric Company			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2015 was:

Exelon Corporation Common Stock, without par value	861,617,731
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,016,973
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon’s holding company
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
Antelope Valley, AVSR	Antelope Valley Solar Ranch One
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
Ventures	Exelon Ventures Company, LLC
AmerGen	AmerGen Energy Company, LLC
BondCo	RSB BondCo LLC
ComEd Financing III	ComEd Financing III
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
BGE Trust II	BGE Capital Trust II
PETT	PECO Energy Transition Trust
Registrants	Exelon, Generation, ComEd, PECO and BGE, collectively

Other Terms and Abbreviations
Note “—” of the Exelon 2014 Form 10-K	Reference to a specific Combined Note to Consolidated Financial Statements within Exelon’s 2014 Annual Report on Form 10-K
1998 restructuring settlement	PECO’s 1998 settlement of its restructuring case mandated by the Competition Act
Act 11	Pennsylvania Act 11 of 2012
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AEPS	Pennsylvania Alternative Energy Portfolio Standards
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004, as amended
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMP	Advanced Metering Program
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Title IV Acid Rain Program
ARRA of 2009	American Recovery and Reinvestment Act of 2009
Block contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAISO	California ISO
CAMR	Federal Clean Air Mercury Rule

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFL	Compact Fluorescent Light
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
CTC	Competitive Transition Charge
DC Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
DOJ	United States Department of Justice
DSP	Default Service Provider
DSP Program	Default Service Provider Program
EDF	Electricite de France SA
EE&C	Energy Efficiency and Conservation/Demand Response
EGR	ExGen Renewables I, LLC
EGS	Electric Generation Supplier
EGTP	ExGen Texas Power, LLC
EIMA	Illinois Energy Infrastructure Modernization Act
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States
GDP	Gross Domestic Product
GHG	Greenhouse Gas
GRT	Gross Receipts Tax
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
HAP	Hazardous air pollutants
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
Integrys	Integrys Energy Services, Inc.
IPA	Illinois Power Agency
IRC	Internal Revenue Code

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ISO-NY	New York Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LILO	Lease-In, Lease-Out
LLRW	Low-Level Radioactive Waste
LTIP	Long-Term Incentive Plan
MATS	U.S. EPA Mercury and Air Toxics Standard Rule
MBR	Market Based Rates Incentive
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MOPR	Minimum Offer Price Rule
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
n.m.	not meaningful
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGS	Natural Gas Supplier
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting including the CENG units (Calvert Cliffs, Nine Mile Point, and R.E. Ginna), Clinton, Oyster Creek, Three Mile Island, Zion (a former ComEd unit), and portions of Peach Bottom (a former PECO unit)
NOSA	Nuclear Operating Services Agreement
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
PHI	Pepco Holdings, Inc.
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
PPL	PPL Holtwood, LLC
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PURTA	Pennsylvania Public Realty Tax Act
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units whose decommissioning-related activities are subject to contractual elimination under regulatory accounting including the former ComEd units (Braidwood, Bryon, Dresden, LaSalle, Quad Cities) and the former PECO units (Limerick, Peach Bottom, Salem)
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative
RMC	Risk Management Committee
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Senate Bill 1	Maryland Senate Bill 1
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SERP	Supplemental Employee Retirement Plan
SGIG	Smart Grid Investment Grant
SGIP	Smart Grid Initiative Program
SILO	Sale-In, Lease-Out
SMP	Smart Meter Program
SMPIP	Smart Meter Procurement and Installation Plan
SNF	Spent Nuclear Fuel
SOA	Society of Actuaries
SOS	Standard Offer Service
SPP	Southwest Power Pool
Tax Relief Act of 2010	Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010
Upstream	Natural gas and oil exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council

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

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) Exelon’s 2014 Annual Report on Form 10-K in (a) ITEM 1A. Risk Factors, (b) ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) ITEM 8. Financial Statements and Supplementary Data: Note 22; (2) this Quarterly Report on Form 10-Q in (a) Part II, Other Information, ITEM 1A. Risk Factors, (b) Part 1, Financial Information, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part I, Financial Information, ITEM 1. Financial Statements: Note 19; and (3) other factors discussed in filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Operating revenues	$6,514	$6,024	$15,345	$13,261
Operating expenses
Purchased power and fuel	2,449	2,346	6,919	6,352
Purchased power and fuel from affiliates	—	66	—	400
Operating and maintenance	2,042	2,166	4,123	4,024
Depreciation and amortization	602	590	1,212	1,154
Taxes other than income	294	288	598	580

Total operating expenses	5,387	5,456	12,852	12,510

Equity in losses of unconsolidated affiliates	—	—	—	(20)
Gain on sales of assets	7	13	8	18
Gain on consolidation and acquisition of businesses	—	261	—	261

Operating income	1,134	842	2,501	1,010

Other income and (deductions)
Interest expense, net	(145)	(228)	(480)	(445)
Interest expense to affiliates	(10)	(10)	(21)	(20)
Other, net	(17)	230	64	330

Total other income and (deductions)	(172)	(8)	(437)	(135)

Income before income taxes	962	834	2,064	875
Income taxes	327	277	690	224
Equity in losses of unconsolidated affiliates	(2)	—	(2)	—

Net income	633	557	1,372	651

Net income (loss) attributable to noncontrolling interest and preference stock dividends	(5)	35	41	39

Net income attributable to common shareholders	$638	$522	$1,331	$612

Comprehensive income, net of income taxes
Net income	$633	$557	$1,372	$651
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(11)	(6)	(23)	(6)
Actuarial loss reclassified to periodic cost	55	38	110	72
Pension and non-pension postretirement benefit plans valuation adjustment	—	258	(29)	246
Unrealized gain (loss) on cash flow hedges	3	(48)	9	(73)
Unrealized gain on equity investments	—	—	—	11
Unrealized gain (loss) on foreign currency translation	3	4	(9)	(1)
Unrealized loss on marketable securities	—	1	—	1
Reversal of CENG equity method AOCI	—	(116)	—	(116)

Other comprehensive income	50	131	58	134

Comprehensive income	$683	$688	$1,430	$785

Average shares of common stock outstanding:
Basic	863	860	862	860
Diluted	866	864	866	863

Earnings per average common share:
Basic	$0.74	$0.61	$1.54	$0.71
Diluted	$0.74	$0.60	$1.54	$0.71

Dividends per common share	$0.31	$0.31	$0.62	$0.62

Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$1,372	$651
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	1,957	1,925
Impairment of long-lived assets	24	112
Gain on consolidation and acquisition of businesses	—	(268)
Gain on sales of assets	(8)	(18)
Deferred income taxes and amortization of investment tax credits	211	133
Net fair value changes related to derivatives	(507)	751
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(2)	(168)
Other non-cash operating activities	579	473
Changes in assets and liabilities:
Accounts receivable	253	48
Inventories	159	(150)
Accounts payable, accrued expenses and other current liabilities	(668)	(358)
Option premiums received, net	22	21
Counterparty collateral received (posted), net	417	(606)
Income taxes	247	(16)
Pension and non-pension postretirement benefit contributions	(301)	(499)
Other assets and liabilities	214	(280)

Net cash flows provided by operating activities	3,969	1,751

Cash flows from investing activities
Capital expenditures	(3,460)	(2,501)
Proceeds from nuclear decommissioning trust fund sales	3,314	4,219
Investment in nuclear decommissioning trust funds	(3,437)	(4,238)
Acquisition of businesses	(28)	(66)
Proceeds from sale of long-lived assets	145	32
Proceeds from termination of direct financing lease investment	—	335
Cash and restricted cash acquired from consolidations and acquisitions	—	129
Change in restricted cash	(3)	(40)
Other investing activities	(77)	(57)

Net cash flows used in investing activities	(3,546)	(2,187)

Cash flows from financing activities
Changes in short-term borrowings	94	293
Issuance of long-term debt	5,907	2,100
Retirement of long-term debt	(1,708)	(1,191)
Distributions to noncontrolling interest of consolidated VIE	—	(415)
Dividends paid on common stock	(537)	(533)
Proceeds from employee stock plans	16	18
Other financing activities	(59)	(83)

Net cash flows provided by financing activities	3,713	189

Increase (decrease) in cash and cash equivalents	4,136	(247)
Cash and cash equivalents at beginning of period	1,878	1,609

Cash and cash equivalents at end of period	$6,014	$1,362

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,014	$1,878
Restricted cash and cash equivalents	274	271
Accounts receivable, net
Customer	3,227	3,482
Other	1,304	1,227
Mark-to-market derivative assets	1,405	1,279
Unamortized energy contract assets	156	254
Inventories, net
Fossil fuel and emission allowances	364	579
Materials and supplies	1,068	1,024
Deferred income taxes	173	244
Regulatory assets	785	847
Assets held for sale	1	147
Other	654	865

Total current assets	15,425	12,097

Property, plant and equipment, net	53,935	52,087
Deferred debits and other assets
Regulatory assets	5,976	6,076
Nuclear decommissioning trust funds	10,607	10,537
Investments	607	544
Goodwill	2,672	2,672
Mark-to-market derivative assets	811	773
Deferred income taxes	2	—
Unamortized energy contracts assets	526	549
Pledged assets for Zion Station decommissioning	264	319
Other	1,388	1,160

Total deferred debits and other assets	22,853	22,630

Total assets(a)	$92,213	$86,814

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$543	$460
Long-term debt due within one year	226	1,802
Accounts payable	2,727	3,048
Accrued expenses	1,366	1,539
Payables to affiliates	8	8
Regulatory liabilities	409	310
Mark-to-market derivative liabilities	165	234
Unamortized energy contract liabilities	141	238
Other	941	1,123

Total current liabilities	6,526	8,762

Long-term debt	25,220	19,362
Long-term debt to financing trusts	648	648
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	13,309	13,019
Asset retirement obligations	7,550	7,295
Pension obligations	3,134	3,366
Non-pension postretirement benefit obligations	1,850	1,742
Spent nuclear fuel obligation	1,021	1,021
Regulatory liabilities	4,462	4,550
Mark-to-market derivative liabilities	595	403
Unamortized energy contract liabilities	166	211
Payable for Zion Station decommissioning	135	155
Other	2,528	2,147

Total deferred credits and other liabilities	34,750	33,909

Total liabilities(a)	67,144	62,681

Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 862 shares and 860 shares outstanding at June 30, 2015 and December 31, 2014, respectively)	16,755	16,709
Treasury stock, at cost (35 shares at both June 30, 2015 and December 31, 2014)	(2,327)	(2,327)
Retained earnings	11,704	10,910
Accumulated other comprehensive loss, net	(2,626)	(2,684)

Total shareholders’ equity	23,506	22,608
BGE preference stock not subject to mandatory redemption	193	193
Noncontrolling interest	1,370	1,332

Total equity	25,069	24,133

Total liabilities and shareholders’ equity	$92,213	$86,814

(a)

Exelon’s consolidated assets include $7,989 million and $8,160 million at June 30, 2015 and December 31, 2014, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $2,555 million and $2,723 million at June 30, 2015 and December 31, 2014, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest	Preference Stock	Total Equity
Balance, December 31, 2014	894,568	$16,709	$(2,327)	$10,910	$(2,684)	$1,332	$193	$24,133
Net income	—	—	—	1,331	—	35	6	1,372
Long-term incentive plan activity	1,252	29	—	—	—	—	—	29
Employee stock purchase plan issuances	790	16	—	—	—	—	—	16
Tax benefit on stock compensation	—	1	—	—	—	—	—	1
Changes in equity of noncontrolling interest	—	—	—	—	—	3	—	3
Common stock dividends	—	—	—	(537)	—	—	—	(537)
Preference stock dividends	—	—	—	—	—	—	(6)	(6)
Other comprehensive income, net of income taxes	—	—	—	—	58	—	—	58

Balance, June 30, 2015	896,610	$16,755	$(2,327)	$11,704	$(2,626)	$1,370	$193	$25,069

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Operating revenues
Operating revenues	$4,079	$3,588	$9,709	$7,644
Operating revenues from affiliates	153	201	365	535

Total operating revenues	4,232	3,789	10,074	8,179

Operating expenses
Purchased power and fuel	1,848	1,766	5,274	4,774
Purchased power and fuel from affiliates	1	69	8	417
Operating and maintenance	1,149	1,255	2,311	2,194
Operating and maintenance from affiliates	159	158	308	305
Depreciation and amortization	255	254	509	466
Taxes other than income	124	118	246	223

Total operating expenses	3,536	3,620	8,656	8,379

Equity in losses of unconsolidated affiliates	—	(1)	—	(20)
Gain on sales of assets	7	12	6	18
Gain on consolidation and acquisition of businesses	—	261	—	261

Operating income	703	441	1,424	59

Other income and (deductions)
Interest expense	(90)	(74)	(180)	(147)
Interest expense to affiliates, net	(9)	(12)	(21)	(25)
Other, net	(31)	216	62	300

Total other income and (deductions)	(130)	130	(139)	128

Income before income taxes	573	571	1,285	187
Income taxes (benefit)	181	199	407	(1)
Equity in losses of unconsolidated affiliates	(2)	—	(3)	—

Net income	390	372	875	188
Net (loss) income attributable to noncontrolling interests	(8)	32	34	33

Net income attributable to membership interest	$398	$340	$841	$155

Comprehensive income, net of income taxes
Net income	$390	$372	$875	$188
Other comprehensive income (loss), net of income taxes
Unrealized gain (loss) on cash flow hedges	2	(45)	(3)	(70)
Unrealized gain on equity investments	—	—	—	11
Unrealized gain (loss) on foreign currency translation	3	4	(9)	(1)
Unrealized gain (loss) on marketable securities	1	2	1	(1)
Reversal of CENG equity method AOCI	—	(116)	—	(116)

Other comprehensive income (loss)	6	(155)	(11)	(177)

Comprehensive income	$396	$217	$864	$11

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$875	$188
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, depletion and accretion, including nuclear fuel and energy contract amortization	1,255	1,242
Impairment of long-lived assets	(1)	88
Gain on consolidation and acquisitions of businesses	—	(268)
Gain on sales of assets	(6)	(18)
Deferred income taxes and amortization of investment tax credits	65	(15)
Net fair value changes related to derivatives	(396)	760
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(2)	(168)
Other non-cash operating activities	134	139
Changes in assets and liabilities:
Accounts receivable	291	63
Receivables from and payables to affiliates, net	(11)	(20)
Inventories	134	(170)
Accounts payable, accrued expenses and other current liabilities	(485)	(273)
Option premiums received, net	22	21
Counterparty collateral (posted) received, net	440	(633)
Income taxes	27	72
Pension and non-pension postretirement benefit contributions	(122)	(210)
Other assets and liabilities	203	(56)

Net cash flows provided by operating activities	2,423	742

Cash flows from investing activities
Capital expenditures	(1,764)	(1,103)
Proceeds from nuclear decommissioning trust fund sales	3,314	4,219
Investment in nuclear decommissioning trust funds	(3,437)	(4,238)
Acquisition of businesses	(28)	(66)
Proceeds from sale of long-lived assets	144	32
Change in restricted cash	(16)	(17)
Changes in Exelon intercompany money pool	—	44
Cash and restricted cash acquired from consolidations and acquisitions	—	129
Other investing activities	(63)	(14)

Net cash flows used in investing activities	(1,850)	(1,014)

Cash flows from financing activities
Change in short-term borrowings	15	46
Issuance of long-term debt	1,307	300
Retirement of long-term debt	(39)	(538)
Retirement of long-term debt to affiliate	(550)	—
Changes in Exelon intercompany money pool	638	190
Distribution to member	(2,262)	(235)
Distributions to noncontrolling interest of consolidated VIE	—	(415)
Other financing activities	(6)	(29)

Net cash flows used in financing activities	(897)	(681)

Decrease in cash and cash equivalents	(324)	(953)
Cash and cash equivalents at beginning of period	780	1,258

Cash and cash equivalents at end of period	$456	$305

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$456	$780
Restricted cash and cash equivalents	174	158
Accounts receivable, net
Customer	2,045	2,295
Other	299	318
Mark-to-market derivative assets	1,405	1,276
Receivables from affiliates	103	113
Unamortized energy contract assets	156	254
Inventories, net
Fossil fuel and emission allowances	305	465
Materials and supplies	860	847
Deferred income taxes	188	327
Assets held for sale	1	147
Other	451	658

Total current assets	6,443	7,638

Property, plant and equipment, net	23,766	22,945
Deferred debits and other assets
Nuclear decommissioning trust funds	10,607	10,537
Investments	183	104
Goodwill	47	47
Mark-to-market derivative assets	790	771
Prepaid pension asset	1,699	1,704
Pledged assets for Zion Station decommissioning	264	319
Unamortized energy contract assets	526	549
Deferred income taxes	2	3
Other	798	731

Total deferred debits and other assets	14,916	14,765

Total assets(a)	$45,125	$45,348

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$40	$36
Long-term debt due within one year	89	58
Long-term debt to affiliates due within one year	—	556
Accounts payable	1,528	1,759
Accrued expenses	732	886
Payables to affiliates	98	107
Borrowings from Exelon intercompany money pool	638	—
Mark-to-market derivative liabilities	145	214
Unamortized energy contract liabilities	141	238
Other	453	605

Total current liabilities	3,864	4,459

Long-term debt	7,974	6,709
Long-term debt to affiliate	938	943
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	6,009	6,034
Asset retirement obligations	7,399	7,146
Non-pension postretirement benefit obligations	922	915
Spent nuclear fuel obligation	1,021	1,021
Payables to affiliates	2,832	2,880
Mark-to-market derivative liabilities	392	105
Unamortized energy contract liabilities	166	211
Payable for Zion Station decommissioning	135	155
Other	817	719

Total deferred credits and other liabilities	19,693	19,186

Total liabilities(a)	32,469	31,297

Commitments and contingencies
Equity
Member’s equity
Membership interest	8,951	8,951
Undistributed earnings	2,382	3,803
Accumulated other comprehensive loss, net	(47)	(36)

Total member’s equity	11,286	12,718
Noncontrolling interest	1,370	1,333

Total equity	12,656	14,051

Total liabilities and equity	$45,125	$45,348

(a)

Generation’s consolidated assets include $7,949 million and $8,119 million at June 30, 2015 and December 31, 2014, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $2,435 million and $2,507 million at June 30, 2015 and December 31, 2014, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interest	Total Equity
Balance, December 31, 2014	$8,951	$3,803	$(36)	$1,333	$14,051
Net income	—	841	—	34	875
Changes in equity of noncontrolling interest	—	—	—	3	3
Distribution to member	—	(2,262)	—	—	(2,262)
Other comprehensive loss, net of income taxes	—	—	(11)	—	(11)

Balance, June 30, 2015	$8,951	$2,382	$(47)	$1,370	$12,656

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Operating revenues
Operating revenues	$1,147	$1,128	$2,331	$2,261
Operating revenues from affiliates	1	—	2	1

Total operating revenues	1,148	1,128	2,333	2,262

Operating expenses
Purchased power	269	204	586	416
Purchased power from affiliate	6	65	15	173
Operating and maintenance	337	316	670	603
Operating and maintenance from affiliate	47	39	92	78
Depreciation and amortization	177	174	352	347
Taxes other than income	69	72	146	149

Total operating expenses	905	870	1,861	1,766

Operating income	243	258	472	496

Other income and (deductions)
Interest expense, net	(78)	(76)	(158)	(153)
Interest expense to affiliates	(3)	(4)	(7)	(7)
Other, net	5	5	9	10

Total other income and (deductions)	(76)	(75)	(156)	(150)

Income before income taxes	167	183	316	346
Income taxes	68	72	127	137

Net income	99	111	189	209

Comprehensive income	$99	$111	$189	$209

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$189	$209
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	352	347
Deferred income taxes and amortization of investment tax credits	36	63
Other non-cash operating activities	222	99
Changes in assets and liabilities:
Accounts receivable	(57)	(83)
Receivables from and payables to affiliates, net	(10)	(46)
Inventories	(19)	(4)
Accounts payable, accrued expenses and other current liabilities	(52)	27
Income taxes	239	5
Pension and non-pension postretirement benefit contributions	(125)	(236)
Other assets and liabilities	25	48

Net cash flows provided by operating activities	800	429

Cash flows from investing activities
Capital expenditures	(1,061)	(747)
Proceeds from sales of investments	—	7
Purchases of investments	—	(3)
Change in restricted cash	—	(2)
Other investing activities	17	14

Net cash flows used in investing activities	(1,044)	(731)

Cash flows from financing activities
Changes in short-term borrowings	199	314
Issuance of long-term debt	400	650
Retirement of long-term debt	(260)	(617)
Contributions from parent	45	112
Dividends paid on common stock	(150)	(153)
Other financing activities	(5)	(2)

Net cash flows provided by financing activities	229	304

Increase (decrease) in cash and cash equivalents	(15)	2
Cash and cash equivalents at beginning of period	66	36

Cash and cash equivalents at end of period	$51	$38

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51	$66
Restricted cash	4	4
Accounts receivable, net
Customer	522	477
Other	569	648
Receivables from affiliates	14	14
Inventories, net	144	125
Regulatory assets	276	349
Other	36	40

Total current assets	1,616	1,723

Property, plant and equipment, net	16,493	15,793
Deferred debits and other assets
Regulatory assets	834	852
Goodwill	2,625	2,625
Receivables from affiliates	2,538	2,571
Prepaid pension asset	1,572	1,551
Other	283	277

Total deferred debits and other assets	7,852	7,876

Total assets	$25,961	$25,392

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$503	$304
Long-term debt due within one year	—	260
Accounts payable	580	598
Accrued expenses	291	331
Payables to affiliates	73	84
Customer deposits	128	128
Regulatory liabilities	154	125
Deferred income taxes	20	63
Mark-to-market derivative liability	20	20
Other	75	73

Total current liabilities	1,844	1,986

Long-term debt	6,099	5,698
Long-term debt to financing trust	206	206
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,579	4,498
Asset retirement obligations	103	103
Non-pension postretirement benefits obligations	262	263
Regulatory liabilities	3,622	3,655
Mark-to-market derivative liability	203	187
Other	1,049	889

Total deferred credits and other liabilities	9,818	9,595

Total liabilities	17,967	17,485

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	5,516	5,468
Retained earnings	890	851

Total shareholders’ equity	7,994	7,907

Total liabilities and shareholders’ equity	$25,961	$25,392

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid- In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2014	$1,588	$5,468	$(1,639)	$2,490	$7,907
Net income	—	—	189	—	189
Appropriation of retained earnings for future dividends	—	—	(189)	189	—
Common stock dividends	—	—	—	(150)	(150)
Contribution from parent	—	45	—	—	45
Parent tax matter indemnification	—	3	—	—	3

Balance, June 30, 2015	$1,588	$5,516	$(1,639)	$2,529	$7,994

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Operating revenues
Operating revenues	$661	$656	$1,645	$1,648
Operating revenues from affiliates	—	—	1	1

Total operating revenues	661	656	1,646	1,649

Operating expenses
Purchased power and fuel	189	193	565	570
Purchased power from affiliate	48	48	110	135
Operating and maintenance	166	160	363	416
Operating and maintenance from affiliates	26	24	51	48
Depreciation and amortization	69	59	131	117
Taxes other than income	39	38	80	80

Total operating expenses	537	522	1,300	1,366

Gain on sale of assets	—	—	1	—

Operating income	124	134	347	283

Other income and (deductions)
Interest expense, net	(25)	(25)	(50)	(50)
Interest expense to affiliates	(3)	(3)	(6)	(6)
Other, net	1	1	3	3

Total other income and (deductions)	(27)	(27)	(53)	(53)

Income before income taxes	97	107	294	230
Income taxes	27	23	85	57

Net income attributable to common shareholder	70	84	209	173

Comprehensive income	$70	$84	$209	$173

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$209	$173
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	131	117
Deferred income taxes and amortization of investment tax credits	4	6
Other non-cash operating activities	45	50
Changes in assets and liabilities:
Accounts receivable	(18)	34
Receivables from and payables to affiliates, net	(2)	(21)
Inventories	21	22
Accounts payable, accrued expenses and other current liabilities	3	30
Income taxes	57	54
Pension and non-pension postretirement benefit contributions	(15)	(11)
Other assets and liabilities	(60)	(114)

Net cash flows provided by operating activities	375	340

Cash flows from investing activities
Capital expenditures	(289)	(308)
Change in restricted cash	(1)	—
Other investing activities	9	6

Net cash flows used in investing activities	(281)	(302)

Cash flows from financing activities
Change in Exelon intercompany money pool	41	—
Dividends paid on common stock	(139)	(160)
Other financing activities	—	(2)

Net cash flows used in financing activities	(98)	(162)

Decrease in cash and cash equivalents	(4)	(124)
Cash and cash equivalents at beginning of period	30	217

Cash and cash equivalents at end of period	$26	$93

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26	$30
Restricted cash and cash equivalents	3	2
Accounts receivable, net
Customer	301	320
Other	122	141
Receivables from affiliates	3	3
Inventories, net
Fossil fuel	30	57
Materials and supplies	28	22
Deferred income taxes	69	69
Prepaid utility taxes	80	10
Regulatory assets	42	29
Other	36	31

Total current assets	740	714

Property, plant and equipment, net	6,957	6,801
Deferred debits and other assets
Regulatory assets	1,552	1,529
Investments	28	31
Receivable from affiliates	477	490
Prepaid pension asset	341	344
Other	31	34

Total deferred debits and other assets	2,429	2,428

Total assets	$10,126	$9,943

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$319	$337
Accrued expenses	116	91
Payables to affiliates	50	52
Borrowings from Exelon intercompany money pool	41	—
Customer deposits	54	52
Regulatory liabilities	117	90
Other	41	31

Total current liabilities	738	653

Long-term debt	2,246	2,246
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,724	2,671
Asset retirement obligations	30	29
Non-pension postretirement benefits obligations	287	287
Regulatory liabilities	633	657
Other	93	95

Total deferred credits and other liabilities	3,767	3,739

Total liabilities	6,935	6,822

Commitments and contingencies
Shareholder’s equity
Common stock	2,439	2,439
Retained earnings	751	681
Accumulated other comprehensive income, net	1	1

Total shareholder’s equity	3,191	3,121

Total liabilities and shareholder’s equity	$10,126	$9,943

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholder’s Equity
Balance, December 31, 2014	$2,439	$681	$1	$3,121
Net income	—	209	—	209
Common stock dividends	—	(139)	—	(139)

Balance, June 30, 2015	$2,439	$751	$1	$3,191

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Operating revenue
Operating revenue	$627	$651	$1,656	$1,689
Operating revenue from affiliates	1	2	8	18

Total operating revenues	628	653	1,664	1,707

Operating expenses
Purchased power and fuel	143	183	493	592
Purchased power from affiliate	96	85	233	205
Operating and maintenance	120	163	276	326
Operating and maintenance from affiliates	29	25	55	50
Depreciation and amortization	87	89	192	197
Taxes other than income	54	53	111	113

Total operating expenses	529	598	1,360	1,483

Operating income	99	55	304	224

Other income and (deductions)
Interest expense, net	(20)	(23)	(42)	(47)
Interest expense to affiliates	(4)	(4)	(8)	(8)
Other, net	4	5	8	9

Total other income and (deductions)	(20)	(22)	(42)	(46)

Income before income taxes	79	33	262	178
Income taxes	32	14	105	72

Net income	47	19	157	106
Preference stock dividends	3	3	6	6

Net income attributable to common shareholder	44	16	151	100

Comprehensive income	$47	$19	$157	$106

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
Cash flows from operating activities
Net income	$157	$106
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	192	197
Deferred income taxes and amortization of investment tax credits	54	47
Other non-cash operating activities	76	89
Changes in assets and liabilities:
Accounts receivable	25	44
Receivables from and payables to affiliates, net	(2)	(12)
Inventories	23	—
Accounts payable, accrued expenses and other current liabilities	(49)	(74)
Counterparty collateral (posted) received, net	(23)	27
Income taxes	(6)	(14)
Pension and non-pension postretirement benefit contributions	(9)	(8)
Other assets and liabilities	51	8

Net cash flows provided by operating activities	489	410

Cash flows from investing activities
Capital expenditures	(304)	(313)
Change in restricted cash	21	(30)
Other investing activities	8	11

Net cash flows used in investing activities	(275)	(332)

Cash flows from financing activities
Changes in short-term borrowings	(120)	(65)
Retirement of long-term debt	(37)	(35)
Dividends paid on preference stock	(6)	(6)
Dividends paid on common stock	(77)	—
Other financing activities	(14)	12

Net cash flows used in financing activities	(254)	(94)

Decrease in cash and cash equivalents	(40)	(16)
Cash and cash equivalents at beginning of period	64	31

Cash and cash equivalents at end of period	$24	$15

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24	$64
Restricted cash and cash equivalents	29	50
Accounts receivable, net
Customer	360	390
Other	76	82
Inventories, net
Gas held in storage	29	57
Materials and supplies	35	30
Deferred income taxes	12	6
Prepaid utility taxes	—	59
Regulatory assets	207	214
Other	4	5

Total current assets	776	957

Property, plant and equipment, net	6,373	6,204
Deferred debits and other assets
Regulatory assets	486	510
Investments	13	12
Prepaid pension asset	344	370
Other	25	25

Total deferred debits and other assets	868	917

Total assets(a)	$8,017	$8,078

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$120
Long-term debt due within one year	77	75
Accounts payable	194	215
Accrued expenses	108	131
Deferred income taxes	48	52
Payables to affiliates	52	66
Customer deposits	97	92
Regulatory liabilities	91	44
Other	33	51

Total current liabilities	700	846

Long-term debt	1,828	1,867
Long-term debt to financing trust	258	258
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,930	1,865
Asset retirement obligations	18	17
Non-pension postretirement benefits obligations	209	212
Regulatory liabilities	185	200
Other	62	60

Total deferred credits and other liabilities	2,404	2,354

Total liabilities(a)	5,190	5,325

Commitments and contingencies
Shareholders’ equity
Common stock	1,360	1,360
Retained earnings	1,277	1,203

Total shareholders’ equity	2,637	2,563

Preference stock not subject to mandatory redemption	190	190

Total equity	2,827	2,753

Total liabilities and shareholders’ equity	$8,017	$8,078

(a)

BGE’s consolidated assets include $27 million and $24 million at June 30, 2015 and December 31, 2014, respectively, of BGE’s consolidated VIE that can only be used to settle the liabilities of the VIE. BGE’s consolidated liabilities include $160 million and $197 million at June 30, 2015 and December 31, 2014, respectively, of BGE’s consolidated VIE for which the VIE creditors do not have recourse to BGE. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity	Preference Stock Not Subject To Mandatory Redemption	Total Equity
Balance, December 31, 2014	$1,360	$1,203	$2,563	$190	$2,753
Net income	—	157	157	—	157
Preference stock dividends	—	(6)	(6)	—	(6)
Common stock dividends	—	(77)	(77)	—	(77)

Balance, June 30, 2015	$1,360	$1,277	$2,637	$190	$2,827

See the Combined Notes to Consolidated Financial Statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share data, unless otherwise noted)

Index to Combined Notes to Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Applicable Notes

Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19	20	21
Exelon Corporation	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.
Exelon Generation Company, LLC	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.	.			.		.
Commonwealth Edison Company	.	.	.		.				.	.	.	.	.	.	.				.		.
PECO Energy Company	.	.	.		.				.	.	.	.		.	.	.			.		.
Baltimore Gas And Electric Company	.	.	.		.				.	.	.	.		.	.				.		.
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

Each of the Registrant’s consolidated financial statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated. As a result of the Registrants’ 2014 divestiture of certain unconsolidated affiliates considered integral to their operations and the consolidation of CENG during 2014, all Equity in earnings (losses) from unconsolidated affiliates have been presented below Income taxes in the Registrants’ Consolidated Statements of Operations and Comprehensive Income starting in the first quarter of 2015.

The accompanying consolidated financial statements as of June 30, 2015 and 2014 and for the six months then ended are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

2014 Consolidated Balance Sheets were obtained from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These notes should be read in conjunction with the Combined Notes to Consolidated Financial Statements of all Registrants included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of their respective 2014 Form 10-K Reports.

2.    New Accounting Pronouncements (Exelon, Generation, ComEd, PECO and BGE)

The following recently issued accounting standards are not yet required to be reflected in the combined financial statements of the Registrants.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued authoritative guidance that requires inventory to be measured at the lower of cost or net realizable value. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This definition is consistent with existing authoritative guidance. Current guidance requires inventory to be measured at the lower of cost or market where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The guidance is effective for periods beginning after December 15, 2016 with early adoption permitted. The guidance is required to be applied prospectively. The Registrants are currently assessing the impacts this guidance may have on their financial positions, results of operations, cash flows and disclosures as well as the potential to early adopt the guidance.

Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share

In May 2015, FASB issued authoritative guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Investments measured at net asset value per share using the practical expedient will be presented as a reconciling item between the fair value hierarchy disclosure and the investment line item on the statement of financial position. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The guidance is effective for the Registrants for fiscal years beginning after December 15, 2015 with early adoption permitted. The guidance is required to be applied retrospectively to all prior periods presented. The Registrants are currently assessing the impacts this guidance may have on their disclosures as well as the potential to early adopt the guidance. There will be no impact to their financial position, results of operations or cash flows.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The guidance is effective for the Registrants for fiscal years beginning after December 15, 2015. Early adoption is permitted. The guidance can be applied retrospectively to each prior reporting period presented or prospectively to arrangements entered into, or materially modified, after the effective date. The Registrants are currently assessing the impact this guidance may have on their financial positions, results of operations, cash flows and disclosures. The Registrants expect to apply the standard prospectively to arrangements entered into, or materially modified, after the standard becomes effective for the Registrants on January 1, 2016. The Registrants do not plan to early adopt the standard.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued authoritative guidance that changes the presentation of debt issuance costs in financial statements. The new guidance requires entity’s to present such costs in the balance sheet as a direct reduction to the related debt liability rather than as a deferred cost (i.e., an asset) as required by current guidance. The new standard does not change the recognition or measurement of debt issuance costs. The guidance is effective for the Registrants for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied retrospectively to all prior periods presented. The Registrants are currently assessing the impact this guidance may have on their financial positions and disclosures. The standard will not impact the results of operations and cash flows of the Registrants. The Registrants expect to complete their assessment by the fourth quarter of 2015 and early adopt the standard at that time.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued authoritative guidance that changes the criteria for recognizing revenue from a contract with a customer. The new guidance replaces existing guidance on revenue recognition, including most industry specific guidance, with a five step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Registrants are currently assessing the impacts this guidance may have on their financial positions, results of operations, cash flows and disclosures as well as the transition method that they will use to adopt the guidance. As currently issued, the guidance is effective for the Registrants for the first interim period within annual reporting periods beginning on or after December 15, 2016; and early adoption would not be permitted. However, in July 2015, the FASB approved an amendment to provide a one year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017, as well as an option to early adopt the standard for annual periods beginning on or after December 15, 2016. As of July 29, 2015, the amendment to defer the effective date and provide an option to early adopt had not been issued.

3.    Variable Interest Entities (Exelon, Generation, ComEd, PECO and BGE)

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

At June 30, 2015 and December 31, 2014, Exelon, Generation, and BGE collectively consolidated seven and six VIEs or VIE groups, respectively, for which the applicable Registrant was the primary beneficiary (see Consolidated Variable Interest Entities below). As of June 30, 2015 and December 31, 2014, the Registrants had significant interests in eight and six other VIEs, respectively, for which the Registrants do not have the power to direct the entities’ activities and, accordingly, were not the primary beneficiary (see Unconsolidated Variable Interest Entities below).

During the second quarter of 2015 Generation added a new group of consolidated VIEs named “a group of companies formed by Generation to build, own, and operate other generating facilities.” The new group is comprised of a biomass fueled, combined heat and power facility and a backup generator company for which Generation is the primary beneficiary. Generation provides parental guarantees for up to $275 million in support of the payment obligations related to the Engineering, Procurement and Construction contract for Albany Green Energy, LLC (see Note 11 — Debt and Credit Agreements for additional details).

Consolidated Variable Interest Entities

Exelon, Generation and BGE’s consolidated VIEs consist of:

•	BondCo, a special purpose bankruptcy remote limited liability company formed by BGE to acquire, hold, issue and service bonds secured by rate stabilization property,

•	a retail gas group formed by Generation to enter into a collateralized gas supply agreement with a third-party gas supplier

•	a group of solar project limited liability companies formed by Generation to build, own and operate solar power facilities,

•	several wind project companies designed by Generation to develop, construct and operate wind generation facilities,

•	a group of companies formed by Generation to build, own and operate other generating facilities,

•	certain retail power and gas companies for which Generation is the sole supplier of energy, and

•	CENG.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of June 30, 2015 and December 31, 2014, ComEd and PECO do not have any material consolidated VIEs.

As of June 30, 2015 and December 31, 2014, Exelon, Generation, and BGE provided the following support to their respective consolidated VIEs:

•

In the case of BondCo, BGE is required to remit all payments it receives from all residential customers through non-bypassable, rate stabilization charges to BondCo. During the three and six months ended June 30, 2015, BGE remitted $21 million and $42 million to BondCo, respectively. During the three and six months ended June 30, 2014, BGE remitted $21 million and $42 million to BondCo, respectively.

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

•

under power purchase agreements with CENG, Generation will purchase 50.01% of the available output generated by the CENG nuclear plants not subject to other contractual agreements from January 2015 through the end of the operating life of each respective plant. However, pursuant to amendments dated March 31, 2015, the energy obligations under the Ginna Nuclear Power Plant (Ginna) PPAs have been suspended during the term of the Reliability Support Services Agreement (RSSA) which Ginna entered into with Rochester Gas and Electric Corporation (RG&E) on February 13, 2015. The obligations under the RSSA commenced on April 1, 2015 and are effective through September 30, 2018 (see Note 5 — Regulatory Matters for additional details),

•

Generation provided a $400 million loan to CENG. As of June 30, 2015, the remaining obligation is $288 million plus accrued interest, which reflects the principal payment made in January 2015 (see Note 5 — Investment in Constellation Energy Nuclear Group, LLC of the Exelon 2014 Form 10-K for additional details),

•

Generation executed an Indemnity Agreement pursuant to which Generation agreed to indemnify EDF and its affiliates against third-party claims that may arise from any future nuclear incident (as defined in the Price-Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this Indemnity Agreement. (See Note 19 — Commitments and Contingencies for more details),

•

in connection with CENG’s severance obligations, Generation has agreed to reimburse CENG for a total of approximately $6 million of the severance benefits paid or to be paid in 2014 through 2016. As of June 30, 2015, the remaining obligation is approximately $2 million,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•

Generation and EDFI share in the $637 million of contingent payment obligations for the payment of contingent retrospective premium adjustments for the nuclear liability insurance (see Note 19 — Commitments and Contingencies for more details),

•

Generation provides a guarantee of approximately $7 million associated with hazardous waste management facilities and underground storage tanks. In addition, EDFI executed a reimbursement agreement that provides reimbursement to Exelon for 49.99% of any amounts paid by Generation under this guarantee,

•

Generation and EDFI are the members-insured with Nuclear Electric Insurance Limited (NEIL) and have assigned the loss benefits under the insurance and the NEIL premium costs to CENG and guarantee the obligations of CENG under these insurance programs in proportion to their respective member interests (see Note 19 — Commitments and Contingencies for more details), and

•	Exelon has executed an agreement to provide up to $245 million to support the operations of CENG as well as a $165 million guarantee of CENG’s cash pooling agreement with its subsidiaries.

•	Generation provides approximately $8 million in credit support for the retail power and gas companies for which Generation is the sole supplier of energy, and

•	Generation provides a $75 million parental guarantee to the third-party gas supplier in support of its retail gas group.

For each of the consolidated VIEs, except as otherwise noted:

•	the assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE;

•	Exelon, Generation and BGE did not provide any additional material financial support to the VIEs;

•	Exelon, Generation and BGE did not have any material contractual commitments or obligations to provide financial support to the VIEs; and

•	the creditors of the VIEs did not have recourse to Exelon’s, Generation’s or BGE’s general credit.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in Exelon’s, Generation’s, and BGE’s consolidated financial statements at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	Exelon(a)	Generation	BGE	Exelon(a)	Generation	BGE
Current assets	$924	$894	$24	$1,271	$1,242	$21
Noncurrent assets	7,731	7,723	3	7,580	7,566	3

Total assets	$8,655	$8,617	$27	$8,851	$8,808	$24

Current liabilities	$378	$292	$79	$611	$526	$77
Noncurrent liabilities	2,860	2,773	81	2,730	2,600	120

Total liabilities	$3,238	$3,065	$160	$3,341	$3,126	$197

(a)	Includes certain purchase accounting adjustments not pushed down to the BGE standalone entity.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Assets and Liabilities of Consolidated VIEs

Included within the balances above are assets and liabilities of certain consolidated VIEs for which the assets can only be used to settle obligations of those VIEs, and liabilities that creditors, or beneficiaries, do not have recourse to the general credit of the Registrants. As of June 30, 2015 and December 31, 2014, these assets and liabilities primarily consisted of the following:

	June 30, 2015			December 31, 2014
	Exelon	Generation	BGE	Exelon	Generation	BGE
Cash and cash equivalents	$240	$240	$—	$392	$392	$—
Restricted cash	145	121	24	117	96	21
Accounts receivable, net
Customer	179	179	—	297	297	—
Other	29	29	—	57	57	—
Mark-to-market derivatives assets	96	96	—	171	171	—
Inventory
Materials and supplies	178	178	—	172	172	—
Other current assets	32	25	—	33	26	—

Total current assets	899	868	24	1,239	1,211	21

Property, plant and equipment, net	4,811	4,811	—	4,638	4,638	—
Nuclear decommissioning trust funds	2,096	2,096	—	2,097	2,097	—
Goodwill	47	47	—	47	47	—
Mark-to-market derivatives assets	45	45	—	44	44	—
Other noncurrent assets	91	82	3	95	82	3

Total noncurrent assets	7,090	7,081	3	6,921	6,908	3

Total assets	$7,989	$7,949	$27	$8,160	$8,119	$24

Long-term debt due within one year	$88	$5	$77	$87	$5	$75
Accounts payable	143	143	—	292	292	—
Accrued expenses	87	84	1	111	108	2
Mark-to-market derivative liabilities	8	8	—	24	24	—
Unamortized energy contract liabilities	9	9	—	22	22	—
Other current liabilities	13	13	—	25	25	—

Total current liabilities	348	262	78	561	476	77

Long-term debt	166	79	81	212	81	120
Asset retirement obligations	1,865	1,865	—	1,763	1,763	—
Pension obligation(a)	9	9	—	9	9	—
Unamortized energy contract liabilities	45	45	—	51	51	—
Other noncurrent liabilities	122	122	—	127	127	—

Noncurrent liabilities	2,207	2,120	81	2,162	2,031	120

Total liabilities	$2,555	$2,382	$159	$2,723	$2,507	$197

(a)

Includes CNEG retail gas pension obligation, which is presented as a net asset balance within the Prepaid Pension asset line item on Generation’s balance sheet. See Note 14 — Retirement Benefits for additional details.

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

The Registrants’ unconsolidated VIEs consist of:

•	Energy purchase and sale agreements with VIEs for which Generation has concluded that consolidation is not required.

•	Asset sale agreement with ZionSolutions, LLC and EnergySolutions, Inc. in which Generation has a variable interest but has concluded that consolidation is not required.

•	Equity investments in energy development projects, distributed energy companies, and energy generating facilities for which Generation has concluded that consolidation is not required.

As of June 30, 2015 and December 31, 2014, Exelon and Generation had significant unconsolidated variable interests in eight and six VIEs, respectively, for which Exelon or Generation, as applicable, was not the primary beneficiary; including certain equity method investments and certain commercial agreements. The increase in the number of unconsolidated VIEs is due to the execution of an energy purchase and sale agreement with a new unconsolidated VIE.

In June 2015, 2015 ESA Investco, LLC, a wholly owned subsidiary of Generation, entered into an arrangement to purchase a 90% equity interest and 99% of the tax attributes of a distributed energy company. Equity will be contributed incrementally over an eighteen month period and will total approximately $250 million (see Note 19 — Commitments and Contingencies for additional details). Generation provides a parental guarantee of up to $275 million in support of 2015 ESA Investco, LLC’s obligation to make equity contributions to the VIE. The investment was evaluated and it was determined to be a VIE for which Generation is not the primary beneficiary. Separate from the equity investment, Generation provided $27 million in cash to the other (10%) equity holder in the distributed energy company in exchange for a convertible promissory note. In July 2014, Generation entered into another arrangement with the same equity holder for the purchase of a 90% equity interest and 90% of the tax attributes of another distributed energy company. Generation’s total equity commitment in this arrangement was $91 million and is paid incrementally over an approximate two year period (see Note 19 — Commitments and Contingencies for additional details). This arrangement did not meet the definition of a VIE and is recorded as an equity method investment. Both distributed energy companies are considered related parties.

The following tables present summary information about Exelon and Generation’s significant unconsolidated VIE entities:

June 30, 2015	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$260	$127	$387
Total liabilities(a)	29	61	90
Exelon’s ownership interest in VIE(a)	—	16	16
Other ownership interests in VIE(a)	231	51	282
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	19	19
Contract intangible asset	9	—	9
Debt and payment guarantees	—	3	3
Net assets pledged for Zion Station decommissioning(b)	23	—	23

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2014	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$114	$91	$205
Total liabilities(a)	3	49	52
Exelon’s ownership interest in VIE(a)	—	9	9
Other ownership interests in VIE(a)	111	33	144
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	13	13
Contract intangible asset	9	—	9
Debt and payment guarantees	—	3	3
Net assets pledged for Zion Station decommissioning(b)	27	—	27

(a)

These items represent amounts on the unconsolidated VIE balance sheets, not on Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. Exelon corrected an error in the December 31, 2014 balances within Commercial Agreement VIEs for an overstatement of Total assets, Total liabilities and Other ownership interests in VIE of $392 million, $234 million and $158 million, respectively. The error is not considered material to any prior period.

(b)

These items represent amounts on Exelon’s and Generation’s Consolidated Balance Sheets related to the asset sale agreement with ZionSolutions, LLC. The net assets pledged for Zion Station decommissioning include, gross pledged assets of $264 million and $319 million as of June 30, 2015 and December 31, 2014, respectively; offset by payables to ZionSolutions, LLC of $241 million and $292 million as of June 30, 2015 and December 31, 2014, respectively. These items are included to provide information regarding the relative size of the ZionSolutions, LLC unconsolidated VIE.

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

4.    Mergers, Acquisitions, and Dispositions (Exelon and Generation)

Proposed Merger with Pepco Holdings, Inc. (Exelon)

Description of Transaction

On April 29, 2014, Exelon and Pepco Holdings, Inc. (PHI) signed an agreement and plan of merger (as subsequently amended and restated as of July 18, 2014, the Merger Agreement) to combine the two companies in an all cash transaction. The resulting company will retain the Exelon name and be headquartered in Chicago. Under the Merger Agreement, PHI’s shareholders will receive $27.25 of cash in exchange for each share of PHI common stock. In connection with the Merger Agreement, Exelon entered into a subscription agreement under which it has purchased $162 million of a new class of nonvoting, nonconvertible and nontransferable preferred securities of PHI as of June 30, 2015. The final investment of $18 million was paid on July 24, 2015 to reach the maximum aggregate investment of $180 million. The preferred securities are included in Other non-current assets on Exelon’s Consolidated Balance Sheet. PHI has the right to redeem the preferred securities at its option for the purchase price paid plus accrued dividends, if any. Exelon expects total cash required to fund the acquisition of common stock and preferred securities plus other related acquisition costs to total approximately $7.2 billion.

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

To date, the PHI stockholders, the Virginia State Corporation Commission, the New Jersey Board of Public Utilities (NJBPU), the Delaware Public Service Commission (DPSC), the Maryland Public Service Commission (MDPSC) and the FERC have approved the merger of PHI and Exelon. The Federal Communications Commission has also approved the transfer of certain PHI communications licenses.

On February 13, 2015, Exelon and PHI announced that they had reached a settlement agreement in the proceeding before the DPSC to review the proposed merger. The settlement, which was amended on April 7, 2015, was signed and filed by Exelon, PHI, Delmarva Power & Light Company (DPL), the DPSC Staff, the Delaware Public Advocate, the Delaware Department of Natural Resources and Environment Control, the Delaware Sustainable Energy Utility, the Mid-Atlantic Renewable Energy Coalition and the Clean Air Council. As part of this settlement, Exelon and PHI proposed a package of benefits to DPL customers and the state of Delaware including the establishment of customer rate credits of $40 million for DPL customers in Delaware, $2 million of funding for energy efficiency programs for DPL low income customers, and $2 million of funding for workforce development. On June 2, 2015, the DPSC issued an order accepting the settlement and approving the merger between Exelon and PHI.

On March 17, 2015, Exelon and PHI announced that they had reached settlements with multiple parties in the Maryland proceeding to review the proposed merger after filing a Request for Adoption of Settlements with the MDPSC. The settlements were signed and filed by Exelon, PHI, Montgomery County, Prince George’s County, The Alliance for Solar Choice, the National Consumer Law Center, National Housing Trust, the Maryland Affordable Housing Coalition, the Housing Association of Nonprofit Developers, and a consortium of recreational trail advocacy organizations led by the Mid-Atlantic Off-Road Enthusiasts. On May 15, 2015, the MDPSC approved the merger after modifying a number of the conditions in the settlements, resulting in total rate credits of $66 million, funding for energy efficiency programs of $43.2 million, a Green Sustainability Fund of $14.4 million, 20 MWs of renewable generation development, ring-fencing, financial reporting conditions and increased penalties related to reliability commitments. On May 18, 2015, Exelon and PHI accepted and committed to fulfill the conditions.

On June 11, 2015, the Maryland Office of People’s Counsel (OPC), the Sierra Club, and the Chesapeake Climate Action Network filed Petitions for Judicial Review of the MDPSC’s approval of the merger with the Circuit Court for Queen Anne’s County. On July 1, 2015, Public Citizen, Inc. filed its Petition for Judicial Review with the Circuit Court for Queen Anne’s County. On July 10, 2015, Exelon and PHI filed responses in opposition to the Petitions for Review. On July 21, 2015, the OPC filed a motion to stay the MDPSC order approving the merger and to set a schedule for discovery and presentation of new evidence. Exelon and PHI intend to vigorously oppose the motion.

The merger still requires approval by the public service commission of the District of Columbia. Exelon and PHI expect the merger to be completed in the third quarter of 2015.

Under the settlement terms and other conditions established in the merger approvals received to date and as proposed in the approval application in the District of Columbia, Exelon and PHI are required to expend in excess of $300 million, covering rate credits, funding for energy efficiency programs, sustainability funds, charitable contributions and other required commitments. Exelon and PHI anticipate substantially all of such amounts will be charged to earnings at the time of merger close and will be paid by the end of 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The actual nature, amount, timing and financial reporting treatment for these commitments may be materially impacted by terms and conditions set forth in any final District of Columbia approval order. Further, the settlements reached and commission orders received to date include a “most favored nation” provision which, generally speaking, requires allocation of merger benefits proportionately across all the jurisdictions.

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

Including 2014 and through June 30, 2015, Exelon has incurred approximately $205 million of expense associated with the proposed merger. Of the total costs incurred, $89 million is primarily related to acquisition and integration costs and $116 million of costs incurred to finance the transaction. The financing costs include a net loss of $64 million related to the settlement of forward-starting interest-rate swaps. These swaps were terminated in connection with the $4.2 billion issuance of debt, refer to Note 10 — Derivative Financial Instruments and Note 11 — Debt and Credit Agreements for more information.

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

Merger Financing

Exelon intends to fund the all-cash transaction using a combination of debt, cash from asset sales primarily at Generation, and through issuance of equity (including mandatory convertible securities). On June 11, 2014, Exelon marketed an equity offering of 57.5 million shares of its common stock at a public offering price of $35 per share in connection with forward sales agreements and $1.2 billion of junior subordinated notes in the form of 23 million equity units. In addition, Exelon signed a 364-day $7.2 billion senior unsecured bridge credit facility to support the contemplated transaction and provide flexibility for timing of permanent financing. In June 2015, Exelon issued $4.2 billion of long-term debt which resulted in the termination of the remaining $3.2 billion bridge facility. Additionally, in July 2015, Exelon elected to settle the forward sales agreements resulting in net proceeds of approximately $1.87 billion. See Note 11 — Debt and Credit Agreements and Note 17 — Common Stock for more information.

Asset Divestitures (Exelon and Generation)

On January 21, 2015, Generation closed on the sale of the Quail Run generating facility. Including the sale of the Quail Run generating facility, Generation has sold generating assets for total pre-tax proceeds of $1.8 billion (after-tax proceeds of $1.4 billion) which are expected to be used primarily to finance a portion of the acquisition and related costs and expenses, of PHI.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

5.    Regulatory Matters (Exelon, Generation, ComEd, PECO and BGE)

Regulatory and Legislative Proceedings (Exelon, Generation, ComEd, PECO and BGE)

Except for the matters noted below, the disclosures set forth in Note 3 — Regulatory Matters of the Exelon 2014 Form 10-K appropriately represent, in all material respects, the current status of regulatory and legislative proceedings of the Registrants. The following is an update to that discussion.

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

Participating utilities are required to file an annual update to the performance-based formula rate tariff on or before May 1, with resulting rates effective in January of the following year. This annual formula rate update is based on prior year actual costs and current year projected capital additions. The update also reconciles any differences between the revenue requirement(s) in effect for the prior year and actual costs incurred for that year. Throughout each year, ComEd records regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement(s) in effect and ComEd’s best estimate of the revenue requirement expected to be approved by the ICC for that year’s reconciliation. As of June 30, 2015, and December 31, 2014, ComEd had recorded a net regulatory asset associated with the distribution formula rate of $275 million and $371 million, respectively. The regulatory asset associated with distribution true-up is amortized to Operating revenues as the associated amounts are recovered through rates.

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

Participating utilities are also required to file an annual update on their AMI implementation progress. On June 11, 2014, the ICC approved ComEd’s accelerated deployment plan which allows for the installation of more than 4 million smart meters throughout ComEd’s service territory by 2018, three years in advance of the originally scheduled 2021 completion date. On April 1, 2015, ComEd filed an annual progress report on its AMI Implementation Plan with the ICC. To date, over 1.2 million smart meters have been installed in the Chicago area.

Grand Prairie Gateway Transmission Line (Exelon and ComEd).    On December 2, 2013, ComEd filed a request to obtain the ICC’s approval to construct a 60-mile overhead 345kV transmission line that traverses Ogle,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

DeKalb, Kane and DuPage Counties in Northern Illinois. On May 28, 2014, in a separate proceeding, FERC issued an order granting ComEd’s request to include 100% of the capital costs recorded to construction work in progress during construction of the line in ComEd’s transmission rate base. If the project is cancelled or abandoned for reasons beyond ComEd’s control, FERC approved the ability for ComEd to recover 100% of its prudent costs incurred after May 21, 2014 and 50% of its costs incurred prior to May 21, 2014 in ComEd’s transmission rate base. The costs incurred for the project prior to May 21, 2014 were immaterial. On October 22, 2014, the ICC issued an order approving ComEd’s Grand Prairie Gateway Project over the objection of numerous landowners and the City of Elgin. On January 15, 2015, the City of Elgin and other parties filed a Notice of Appeal in the Illinois Appellate Court. On April 8, 2015, the ICC issued a rehearing order denying the proposals filed by certain landowners to consider an alternate route for a three-mile segment of the transmission line. The rehearing order affirmed the route approved within the ICC’s October 22, 2014 order. On July 8, 2015, the ICC approved ComEd’s request for eminent domain to involuntarily acquire easements across 28 land parcels. ComEd began construction of the line during the second quarter of 2015 with an in-service date expected in the second quarter of 2017.

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

Pennsylvania Procurement Proceedings (Exelon and PECO).    On October 12, 2012, the PAPUC issued its Opinion and Order approving PECO’s second DSP Program, which was filed with the PAPUC in January 2012. The program, which had a 24-month term from June 1, 2013 through May 31, 2015, complies with electric generation procurement guidelines set forth in Act 129. In the second DSP Program, PECO entered into contracts with PAPUC-approved bidders, including Generation, to procure electric supply for its default electric customers through five competitive procurements.

In addition, the second DSP Program included a number of retail market enhancements recommended by the PAPUC in its previously issued Retail Markets Intermediate Work Plan Order. PECO was also directed to submit a plan to allow its low-income Customer Assistance Program (CAP) customers to purchase their generation supply from EGSs beginning in April 2014. In May 2013, PECO filed its CAP Shopping Plan with the PAPUC. By Order entered on January 24, 2014, the PAPUC approved PECO’s plan, with modifications, to make CAP shopping available beginning April 15, 2014. On March 20, 2014, the Office of Consumer Advocate (OCA) and low-income advocacy groups filed an appeal and emergency request for a stay with the Pennsylvania Commonwealth Court (the Court), claiming that the PAPUC-ordered CAP Shopping plan does not contain sufficient protections for low-income customers. On July 14, 2015, the Court issued opinions on the OCA and low-income advocacy group appeal. Specifically, the Court remanded the issue to the PAPUC with instructions that it approve a rule revision to the PECO CAP Shopping Plan that would prohibit CAP customers from entering into contracts with an EGS that would impose early cancellation/termination fees. PECO does not have information at this time as to what action it may be required to take following remand to the PAPUC.

On December 4, 2014, the PAPUC approved PECO’s third DSP Program. The program has a 24-month term from June 1, 2015 through May 31, 2017, and complies with electric generation procurement guidelines set forth in Act 129. Under the program, PECO is procuring electric supply through four competitive procurements for fixed price full requirements contracts of two years or less for the residential classes and small and medium

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

commercial classes and spot market price full requirement contracts for the large commercial and industrial class load. In March 2015, PECO entered into contracts with PAPUC-approved bidders, including Generation, for its residential class and its small, medium, and large commercial classes which commenced in June 2015. Charges incurred for electric supply procured through contracts with Generation are included in purchased power from affiliates on PECO’s Statement of Operations and Comprehensive Income.

On March 12, 2015, PECO settled the CAP Design with the Office of Consumer Advocates (OCA) and Low Income Advocates, and filed the proposed plan with the PAPUC on March 20, 2015. The program design changes the rate structure of PECO’s CAP to make the bills more affordable to customers enrolled in the assistance program. The CAP discounts continue to be recovered through PECO’s universal service fund cost. On July 8, 2015, the CAP Design was approved by the PAPUC. PECO plans to implement the program changes in October 2016.

Smart Meter and Smart Grid Investments (Exelon and PECO).    In April 2010, pursuant to Act 129 and the follow-on Implementation Order of 2009, the PAPUC approved PECO’s Smart Meter Procurement and Installation Plan (SMPIP). PECO is currently in the second phase of the SMPIP, under which PECO will deploy substantially all remaining smart meters, for a total of 1.7 million smart meters, on an accelerated basis by the end of 2015. In total, PECO currently expects to spend up to $591 million, excluding the cost of the original meters, on its smart meter infrastructure and approximately $155 million on smart grid investments through final deployment of which $200 million was primarily funded by SGIG. As of June 30, 2015, PECO has spent $574 million and $155 million on smart meter and smart grid infrastructure, respectively, not including the DOE reimbursements received.

For further information on the SGIG and Smart Meter and Smart Grid program, see Note 3 — Regulatory Matters of the Exelon 2014 Form 10-K.

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

On May 7, 2015, the PAPUC approved PECO’s modified natural gas LTIIP. In accordance with the approved LTIIP, PECO plans to spend $534 million through 2022 to further accelerate the replacement of existing gas mains and to relocate meters from indoors to outside in accordance with recent PAPUC rulemaking. In addition, on March 20, 2015, PECO filed a petition with the PAPUC for approval of its gas DSIC mechanism for recovery of gas LTIIP expenditures.

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

Smart Meter and Smart Grid Investments (Exelon and BGE).    In August 2010, the MDPSC approved a comprehensive smart grid initiative for BGE that included the planned installation of 2 million residential and commercial electric and gas smart meters at an expected total cost of $480 million of which $200 million was funded by SGIG. The MDPSC’s approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is implemented. As of June 30, 2015 and December 31, 2014, BGE recorded a regulatory asset of $160 million and $128 million, respectively, representing incremental costs, depreciation and amortization, and a debt return on fixed assets related to its AMI program. As part of the settlement in BGE’s 2014 electric and gas distribution rate case, the cost of the retired non-AMI meters will be amortized over 10 years.

The Maryland Strategic Infrastructure Development and Enhancement Program (Exelon and BGE).    In February 2013, the Maryland General Assembly passed legislation intended to accelerate gas infrastructure replacements in Maryland by establishing a mechanism for gas companies to recover promptly reasonable and prudent costs of eligible infrastructure replacement projects separate from base rate proceedings. On May 2, 2013, the Governor of Maryland signed the legislation into law; which took effect June 1, 2013. Under the new law, following a proceeding before the MDPSC and with the MDPSC’s approval of the eligible infrastructure replacement projects along with a corresponding surcharge, BGE could begin charging gas customers a monthly surcharge for infrastructure costs incurred after June 1, 2013. The legislation includes caps on the monthly surcharges to residential and non-residential customers, and would require an annual true-up of the surcharge revenues against actual expenditures. Investment levels in excess of the cap would be recoverable in a subsequent gas base rate proceeding at which time all costs for the infrastructure replacement projects would be rolled into gas distribution rates. Irrespective of the cap, BGE is required to file a gas rate case every five years under this legislation. On August 2, 2013, BGE filed its infrastructure replacement plan and associated surcharge. On January 29, 2014, the MDPSC issued a decision conditionally approving the first five years of BGE’s plan and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

surcharge. On March 26, 2014, the MDPSC approved as filed BGE’s proposed 2014 project list, tariff and associated surcharge amounts, with a surcharge that became effective April 1, 2014. On November 17, 2014, BGE filed a surcharge update to be effective January 1, 2015 including a true-up of cost estimates included in the 2014 surcharge, along with its 2015 project list and cost estimates to be included in the 2015 surcharge. At its December 17, 2014 weekly Administrative Meeting, the MDPSC approved BGE’s 2015 project list and the proposed surcharge for 2015, which included the true-up of the 2014 charge. As of June 30, 2015, BGE recorded a regulatory liability of $1 million, representing the difference between the surcharge revenues and program costs.

In February 2014, the residential consumer advocate in Maryland filed an appeal with the Baltimore City Circuit Court to the decision issued by the MDPSC on BGE’s infrastructure replacement plan. On September 5, 2014, the Baltimore City Circuit Court affirmed the MDPSC decision on BGE’s infrastructure replacement plan and associated surcharge. On October 10, 2014, the residential consumer advocate noticed its appeal to the Maryland Court of Special Appeals from the judgment entered by the Baltimore City Circuit Court. The Court of Special Appeals (the Court) has issued a preliminary procedural schedule that sets oral argument in this matter for a date in the first two weeks of November 2015. On July 24, 2015, the residential consumer advocate’s brief was filed. BGE’s brief is due by August 24, 2015, and the residential consumer advocate’s reply brief by September 15, 2015.

New York Regulatory Matters

Ginna Nuclear Power Plant Reliability Support Services Agreement (Exelon and Generation).    Ginna Nuclear Power Plant’s (Ginna) prior period fixed-price PPA contract with Rochester Gas & Electric Company (RG&E) expired in June 2014. In light of the expiration of the agreement, Ginna advised the New York Public Service Commission (NYPSC) and ISO-NY that in absence of a reliability need, Ginna management would make a recommendation, subject to approval by the CENG board, that Ginna be retired as soon as practicable. A formal study conducted by the ISO-NY and RG&E concluded that the Ginna nuclear plant needs to remain in operation to maintain the reliability of the transmission grid in the Rochester region through 2018 when planned transmission system upgrades are expected to be completed. In November 2014, in response to a petition filed by Ginna, the NYPSC directed Ginna and RG&E to negotiate a Reliability Support Services Agreement (RSSA). On February 13, 2015, regulatory filings, including RSSA terms negotiated between Ginna and RG&E, to support the continued operation of Ginna for reliability purposes were made with the NYPSC and with FERC for their approval. Although the RSSA contract is still subject to regulatory approvals, on April 1, 2015, Ginna began delivering power and capacity into ISO-NY consistent with the provisions of the proposed RSSA contract. RG&E may terminate the RSSA contract upon providing 12-months’ notice, which would require RG&E to make a specified termination payment to Ginna. The proposed RSSA contract extends through September 30, 2018. In the event that Ginna continues to operate beyond the RSSA term, Ginna would be required to make a specified refund payment to RG&E. The FERC issued an order on April 14, 2015, directing Ginna to make a compliance filing to ensure that the RSSA does not allow Ginna to receive revenues above its full cost-of-service and rejecting any extension of the RSSA beyond its initial term, rather requiring any extension be subject to the rules currently being developed by ISO-NY. The FERC order also set the RSSA for hearing and settlement procedures. In response to the FERC’s April 14, 2015 order, on May 14, 2015, Ginna submitted a compliance filing to FERC containing proposed revisions to the RSSA addressing FERC’s requirements and maintaining the April 1, 2015 proposed effective date. On July 13, 2015, FERC accepted Ginna’s compliance filing effective April 1, 2015. The FERC accepted Ginna’s proposal for market revenue sharing subject to a cap effective April 1, 2015, and rejected requests for rehearing by parties on a number of matters related to jurisdiction, the reliability need, RSSA term, and possible price suppression. While the FERC order supports Ginna’s current agreement, it remains subject to FERC hearing and settlement procedures. These procedures may result in modifications to the agreement, however, Ginna is unable to predict the ultimate outcome of these proceedings. The effectiveness of the RSSA or any settlement among the parties at FERC remains contingent on approval by the NYPSC of RG&E’s full and timely recovery of rates associated with the costs incurred under the RSSA.

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

Federal Regulatory Matters

Transmission Formula Rate (Exelon, ComEd and BGE).    ComEd’s and BGE’s transmission rates are each established based on a FERC-approved formula. ComEd and BGE are required to file an annual update to the FERC-approved formula on or before May 15, with the resulting rates effective on June 1 of the same year. The annual formula rate update is based on prior year actual costs and current year projected capital additions. The update also reconciles any differences between the revenue requirement in effect beginning June 1 of the prior year and actual costs incurred for that year. ComEd and BGE record regulatory assets or regulatory liabilities and corresponding increases or decreases to operating revenues for any differences between the revenue requirement in effect and ComEd’s and BGE’s best estimate of the revenue requirement expected to be approved by the FERC for that year’s reconciliation. As of June 30, 2015 and December 31, 2014, ComEd had recorded a net regulatory asset associated with the transmission formula rate of $26 million and $21 million, respectively. BGE recorded a net regulatory asset associated with the transmission formula rate of $1 million as of June 30, 2015 and December 31, 2014 each. The regulatory asset associated with the transmission true-up is amortized to Operating revenues as the associated amounts are recovered through rates.

On April 15, 2015 (and revised on May 19), ComEd filed its annual transmission formula rate update with the FERC. The filing establishes the revenue requirement used to set rates that took effect in June 2015, subject to review by the FERC and other parties, which is due by fourth quarter 2015. ComEd’s 2015 annual update includes a total increase to the revenue requirement of $86 million, reflecting an increase of $68 million for the initial revenue requirement and an increase of $18 million related to the annual reconciliation. The revenue requirement provides for a weighted average debt and equity return on transmission rate base of 8.61%, inclusive of an allowed return on common equity of 11.50%, a decrease from the 8.62% average debt and equity return previously authorized.

In April 2015, BGE filed its annual transmission formula rate update with the FERC. The filing establishes the revenue requirement used to set rates that took effect in June 2015, subject to review by the FERC and other parties, which is due by October 2015. BGE’s 2015 annual update includes a total increase to the revenue requirement of $10 million, reflecting an increase of $13 million for the initial revenue requirement and a decrease of $3 million related to the annual reconciliation. The revenue requirement provides for a weighted average debt and equity return on transmission rate base of 8.46%, inclusive of an allowed return on common equity of 11.30%, a decrease from the 8.53% average debt and equity return previously authorized.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In August 2009, the court issued its decision affirming the FERC’s order with regard to the existing facilities, but remanded to FERC the issue of the cost allocation associated with the new facilities 500 kV and above (Cost Allocation Issue) for further consideration by the FERC. On remand, FERC reaffirmed its earlier decision to socialize the costs of new facilities 500 kV and above. A number of parties filed appeals of these orders. In June 2014, the court again remanded the Cost Allocation Issue to FERC. On December 18, 2014, FERC issued an order setting an evidentiary hearing and settlement proceeding regarding the Cost Allocation Issue. The hearing only concerns new facilities approved by the PJM Board prior to February 1, 2013. As of June 30, 2015, settlement discussions are continuing.

Because a new cost allocation had been adopted for projects approved by the PJM Board on or after February 1, 2013, this latest remand only involves the cost allocation for facilities 500 kV and above approved prior to that date. ComEd anticipates that all impacts of any rate design changes effective after December 31, 2006, should be recoverable through retail rates and, thus, the rate design changes are not expected to have a material impact on ComEd’s results of operations, cash flows or financial position. PECO anticipates that all impacts of any rate design changes should be recoverable through the transmission service charge rider approved in PECO’s 2010 electric distribution rate case settlement and, thus, the rate design changes are not expected to have a material impact on PECO’s results of operations, cash flows or financial position. To the extent any rate design changes are retroactive to periods prior to January 1, 2011, there may be an impact on PECO’s results of operations. BGE anticipates that all impacts of any rate design changes effective after the implementation of its standard offer service programs in Maryland should be recoverable through retail rates and, thus, the rate design changes are not expected to have a material impact on BGE’s results of operations, cash flows or financial position.

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

In addition to invalidating the compensation structure established by Order No. 745, the D.C. Circuit Court, in broad language, explained that demand response is part of the retail market and FERC is restricted from regulating retail markets. The FERC and several other parties sought rehearing of the D.C. Circuit Decision, which was denied in September 2014. In addition, on September 22, 2014, the FERC and another party sought to stay the issuance of the D.C. Circuit Court’s mandate so that the FERC may appeal the decision to the U.S. Supreme Court. The stay was granted with respect to the FERC’s request only. In January 2015, the FERC sought to appeal the decision to the U.S. Supreme Court. The U.S. Supreme Court agreed to consider the appeal. In addition, contemporaneously with the D.C. Circuit Court’s decision on May 23, 2014, First Energy filed a complaint at the FERC asking the FERC to direct PJM to remove all PJM Tariff provisions that allow or require PJM to compensate demand response providers as a form of supply in the PJM capacity market effective May 23, 2014. FirstEnergy also asked the FERC to declare the results of PJM’s May 2014 Base Residual Auction for the 2017/2018 Delivery Year, void and illegal to the extent that demand response resources cleared that auction. On November 14, 2014, the New England Power Generators Association, Inc. (NEPGA) filed a similar complaint at the FERC asking the FERC to disqualify demand response from the upcoming capacity auction in New England and to revise the New England tariff to remove demand response from participation in the capacity market. The FERC’s response to the FirstEnergy complaint and the NEPGA complaint and its response to address the D.C. Circuit Court’s decision in all markets could preclude demand response resources from receiving any future capacity market revenues and also subject such resources to refund obligations depending on how the U.S. Supreme Court resolves the matter. In addition, there is uncertainty as to how the FERC might treat already settled capacity market auctions as well as future auctions, both for demand response resources and generation

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

resources, again depending on the U.S. Supreme Court resolution. Due to these uncertainties, the Registrants are unable to predict the outcome of these proceedings, and the final outcome is not expected for several months. Nonetheless, the final decision and its implementation by FERC and the RTOs and ISOs, could be material to Exelon, Generation, ComEd, PECO and BGE’s results of operations and cash flows.

New England Capacity Market Results (Exelon and Generation).    Each year, ISO New England, Inc. (ISO-NE) files the results of its annual capacity auction at the FERC which is required to include documentation regarding the competitiveness of the auction. Consistent with this requirement, on February 27, 2015, ISO-NE filed the results of its ninth capacity auction (covering the June 1, 2018 through May 30, 2019 delivery period). On June 18, 2015, the FERC accepted the results of the ninth capacity auction.

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

The stations are currently being depreciated over their estimated useful lives, which includes the license renewal period. As of June 30, 2015, $42 million of direct costs associated with licensing efforts have been capitalized.

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

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO and BGE as of June 30, 2015 and December 31, 2014. For additional information on the specific regulatory assets and liabilities, refer to Note 3 — Regulatory Matters of the Exelon 2014 Form 10-K.

June 30, 2015	Exelon	ComEd	PECO	BGE
Regulatory assets
Pension and other postretirement benefits	$3,193	$—	$—	$—
Deferred income taxes	1,574	65	1,432	77
AMI programs	349	119	70	160
Under-recovered distribution service costs(a)	275	275	—	—
Debt costs	51	49	2	8
Fair value of BGE long-term debt	177	—	—	—
Severance	11	—	—	11
Asset retirement obligations	121	76	26	19
MGP remediation costs	245	210	34	1
Under-recovered uncollectible accounts	50	50	—	—
Renewable energy	223	223	—	—
Energy and transmission programs(b) (c)	53	34	—	19
Deferred storm costs	2	—	—	2
Electric generation-related regulatory asset	25	—	—	25
Rate stabilization deferral	121	—	—	121
Energy efficiency and demand response programs	236	—	—	236
Merger integration costs	7	—	—	7
Conservation voltage reduction	2	—	—	2
Other	46	9	30	5

Total regulatory assets	6,761	1,110	1,594	693

Less: current portion	785	276	42	207

Total noncurrent regulatory assets	$5,976	$834	$1,552	$486

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

June 30, 2015	Exelon	ComEd	PECO	BGE
Regulatory liabilities
Other postretirement benefits	$68	$—	$—	$—
Nuclear decommissioning	2,831	2,354	477	—
Removal costs	1,563	1,351	—	212
Energy efficiency and demand response programs	41	39	2	—
DLC Program Costs	9	—	9	—
Energy efficiency phase II	38	—	38	—
Electric distribution tax repairs	102	—	102	—
Gas distribution tax repairs	33	—	33	—
Energy and transmission programs(b)(c)(d)	134	30	85	19
Over-recovered electric universal service fund costs	2	—	2	—
Over-recovered revenue decoupling(e)	40	—	—	40
Other	10	2	2	5

Total regulatory liabilities	4,871	3,776	750	276

Less: current portion	409	154	117	91

Total noncurrent regulatory liabilities	$4,462	$3,622	$633	$185

December 31, 2014	Exelon	ComEd	PECO	BGE
Regulatory assets
Pension and other postretirement benefits	$3,256	$—	$—	$—
Deferred income taxes	1,542	64	1,400	78
AMI programs	296	91	77	128
Under-recovered distribution service costs(a)	371	371	—	—
Debt costs	57	53	4	9
Fair value of BGE long-term debt	190	—	—	—
Severance	12	—	—	12
Asset retirement obligations	116	74	26	16
MGP remediation costs	257	219	37	1
Under-recovered uncollectible accounts	67	67	—	—
Renewable energy	207	207	—	—
Energy and transmission programs(b)(c)	48	33	—	15
Deferred storm costs	3	—	—	3
Electric generation-related regulatory asset	30	—	—	30
Rate stabilization deferral	160	—	—	160
Energy efficiency and demand response programs	248	—	—	248
Merger integration costs	8	—	—	8
Conservation voltage reduction	2	—	—	2
Under recovered electric revenue decoupling	7	—	—	7
Other	46	22	14	7

Total regulatory assets	6,923	1,201	1,558	724

Less: current portion	847	349	29	214

Total noncurrent regulatory assets	$6,076	$852	$1,529	$510

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2014	Exelon	ComEd	PECO	BGE
Regulatory liabilities
Other postretirement benefits	$88	$—	$—	$—
Nuclear decommissioning	2,879	2,389	490	—
Removal costs	1,566	1,343	—	223
Energy efficiency and demand response programs	27	25	2	—
DLC Program Costs	10	—	10	—
Energy efficiency phase II	32	—	32	—
Electric distribution tax repairs	102	—	102	—
Gas distribution tax repairs	49	—	49	—
Energy and transmission programs(b)(c)(d)	84	19	58	7
Over-recovered electric universal service fund costs	2	—	2	—
Revenue subject to refund	3	3	—	—
Over-recovered revenue decoupling(e)	12	—	—	12
Other	6	1	2	2

Total regulatory liabilities	4,860	3,780	747	244

Less: current portion	310	125	90	44

Total noncurrent regulatory liabilities	$4,550	$3,655	$657	$200

(a)

As of June 30, 2015, ComEd’s regulatory asset of $275 million was comprised of $209 million for the applicable annual reconciliations and $66 million related to significant one-time events including $51 million of deferred storm costs and $15 million of Constellation merger and integration related costs. As of December 31, 2014, ComEd’s regulatory asset of $371 million was comprised of $286 million for the applicable annual reconciliations and $85 million related to significant one-time events, including $66 million of deferred storm costs and $19 million of Constellation merger and integration related costs. See Note 4 — Mergers, Acquisitions, and Dispositions of the Exelon 2014 Form 10-K for further information.

(b)

As of June 30, 2015, ComEd’s regulatory asset of $34 million included $1 million related to under-recovered energy costs for non-hourly customers, $26 million associated with transmission costs recoverable through its FERC approved formulate rate, and $7 million of Constellation merger and integration costs to be recovered upon FERC approval. As of June 30, 2015, ComEd’s regulatory liability of $30 million included $10 million related to over-recovered energy costs for hourly customers and $20 million associated with revenues received for renewable energy requirements. As of December 31, 2014, ComEd’s regulatory asset of $33 million included $4 million related to under-recovered energy costs for non-hourly customers, $22 million associated with transmission costs recoverable through its FERC approved formulate rate, and $7 million of Constellation merger and integration costs to be recovered upon FERC approval. As of December 31, 2014, ComEd’s regulatory liability of $19 million included $3 million related to over-recovered energy costs for hourly customers and $16 million associated with revenues received for renewable energy requirements.

(c)

As of June 30, 2015, BGE’s regulatory asset of $19 million included $1 million associated with transmission costs recoverable through its FERC approved formula rate and $18 million related to under-recovered electric energy costs. As of June 30, 2015, BGE’s regulatory liability of $19 million related to $18 million of over-recovered natural gas supply costs and $6 million of over-recovered energy costs, offset by $4 million of Constellation merger and integration costs and $1 million of abandonment costs to be recovered upon FERC approval. As of December 31, 2014, BGE’s regulatory asset of $15 million included $10 million related to under-recovered electric energy costs, $4 million of Constellation merger and integration costs and $1 million of abandonment costs to be recovered upon FERC approval. As of December 31, 2014, BGE’s regulatory liability of $7 million related to over-recovered natural gas supply costs.

(d)

As of June 30, 2015, PECO’s regulatory liability of $85 million included $35 million related to the DSP program, $44 million related to the over-recovered natural gas costs under the PGC, $5 million related to over-recovered electric transmission costs and $1 million related to the Non-Bypassable service charge included in the DSP program. As of December 31, 2014, PECO’s regulatory liability of $58 million included $39 million related to the DSP program, $16 million related to the over-recovered natural gas costs under the PGC and $3 million related to the over-recovered electric transmission costs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)

Represents the electric and gas distribution costs recoverable from customers under BGE’s decoupling mechanism. As of June 30, 2015, BGE had a regulatory liability of $11 million related to over-recovered electric revenue decoupling and a regulatory liability of $29 million related to over-recovered natural gas revenue decoupling. As of December 31, 2014, BGE had a regulatory asset of $7 million related to under-recovered electric revenue decoupling and a regulatory liability of $12 million related to over-recovered natural gas revenue decoupling.

Purchase of Receivables Programs (Exelon, ComEd, PECO, and BGE)

ComEd, PECO and BGE are required, under separate legislation and regulations in Illinois, Pennsylvania and Maryland, respectively, to purchase certain receivables from retail electric and natural gas suppliers that participate in the utilities’ consolidated billing. ComEd and BGE purchase receivables at a discount to recover primarily uncollectible accounts expense from the suppliers. PECO is required to purchase receivables at face value and permitted to recover uncollectible accounts expense from customers through its distribution rates. Exelon, ComEd, PECO and BGE do not record unbilled commodity receivables under the POR programs. Purchased billed receivables are classified in Other accounts receivable, net on Exelon’s, ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets. The following tables provide information about the purchased receivables of the Registrants as of June 30, 2015 and December 31, 2014.

As of June 30, 2015	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$275	$128	$80	$67
Allowance for uncollectible accounts(b)	(40)	(22)	(8)	(10)

Purchased receivables, net	$235	$106	$72	$57

As of December 31, 2014	Exelon	ComEd	PECO	BGE
Purchased receivables(a)	$290	$139	$76	$75
Allowance for uncollectible accounts(b)	(42)	(21)	(8)	(13)

Purchased receivables, net	$248	$118	$68	$62

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

(b)

For ComEd and BGE, reflects the incremental allowance for uncollectible accounts recorded, which is in addition to the purchase discount. For ComEd, the incremental uncollectible accounts expense is recovered through its Purchase of Receivables with Consolidated Billing tariff.

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

As a result of the consolidation of CENG on April 1, 2014, there are several additional transactions included in Exelon’s and Generation’s consolidated financial statements between CENG and Exelon’s affiliates that are considered related party transactions to Generation. As further described in Note 25 — Related Party Transactions of the Exelon 2014 Form 10-K, EDF and Generation had a PPA with CENG under which they purchased 15% and 85%, respectively, of the nuclear output owned by CENG that was not sold to third parties

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

under pre-existing PPAs through December 31, 2014. Beginning January 1, 2015 and continuing through the life of the respective plants, EDF and Generation will purchase 49.99% and 50.01%, respectively, of the nuclear output owned by CENG not subject to other contractual agreements. Beginning April 1, 2014, CENG’s sales to Generation have been eliminated in consolidation. For the three and six months ended June 30, 2015, Generation had sales to EDF of $106 million and $288 million, respectively. See Note 3 — Variable Interest Entities for additional information regarding other transactions between CENG and EDF included within Exelon’s and Generation’s consolidated financial statements and for additional information about the Registrants VIEs.

Accounting for the Consolidation of CENG

Prior to April 1, 2014, Exelon and Generation accounted for their investment in CENG under the equity method of accounting. From January 1, 2014, through March 31, 2014, Generation recorded $19 million of equity in earnings of unconsolidated affiliates related to its investment in CENG and $17 million of revenues from CENG. The book value of Generation’s investment in CENG prior to the consolidation was $1.9 billion, and the book value of the AOCI related to CENG prior to consolidation was $116 million, net of taxes of $77 million.

The transfer of the nuclear operating licenses and the execution of the NOSA on April 1, 2014 resulted in the derecognition of the equity method investment in CENG and the recording of all assets, liabilities and EDF’s noncontrolling interest in CENG at fair value on Exelon’s and Generation’s Consolidated Balance Sheets.

Generation and EDFI also entered into a Put Option Agreement on April 1, 2014, pursuant to which EDFI has the option, exercisable beginning on January 1, 2016 and thereafter until June 30, 2022, to sell its 49.99% interest in CENG to Generation for a fair market value price determined by agreement of the parties, or absent agreement, a third-party arbitration process. The appraisers determining fair market value of EDF’s 49.99% interest in CENG under the Put Option Agreement are instructed to take into account all rights and obligations under the CENG Operating Agreement, including Generation’s rights with respect to any unpaid aggregate preferred distributions and the related return and the value of Generation’s rights to other distributions. The beginning of the exercise period will be accelerated if Exelon’s affiliates cease to own a majority of CENG and exercise a related right to terminate the NOSA. In addition, under limited circumstances, the period for exercise of the put option may be extended for 18 months.

Due to the Preferred Distribution Rights that Generation has on CENG’s available cash, the earnings attributable to the noncontrolling interest on the Consolidated Statements of Operations and Comprehensive Income as well as the corresponding adjustment to Noncontrolling interest on the Consolidated Balance Sheets will not be in proportion to Generation’s and EDF’s equity ownership interests. Rather, the attribution considers Generation’s Preferred Distribution Rights and allocates net income based on each owner’s rights to CENG’s net assets. For the three and six months ended June 30, 2015, Generation reduced by $4 million and $9 million, respectively, the amount of Net income attributable to noncontrolling interests on Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. As a result of the consolidation, Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income includes CENG’s incremental operating revenues of $109 million and $306 million and CENG’s net (loss) income, prior to any intercompany eliminations and any adjustments for noncontrolling interest, of $(4) million and $93 million during the three and six months ended June 30, 2015, respectively.

7.    Impairment of Long-Lived Assets (Exelon and Generation)

Long-Lived Assets (Exelon and Generation)

Generation evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the second quarter of each year, Generation updates

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the long-term fundamental energy prices, which includes a thorough evaluation of key assumptions including gas prices, load growth, environmental policy, plant retirements and renewable growth.

In 2015, the year over year change in fundamentals did not indicate any impairments. In 2014, the year over year change in fundamentals suggested that the carrying value of certain merchant wind assets may be impaired. Generation concluded that the estimated undiscounted future cash flows and fair value of twelve wind projects, primarily located in West Texas, were less than their respective carrying values at May 31, 2014. As a result, long-lived assets held and used with a carrying amount of approximately $151 million were written down to their fair value of $65 million and a pre-tax impairment charge of $86 million was recorded during the second quarter of 2014 in Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates. Changes in the assumptions described above could potentially result in future impairments of Exelon’s long-lived assets, which could be material.

Like-Kind Exchange Transaction (Exelon)

Prior to the PECO/Unicom Merger in October 2000, UII, LLC (formerly Unicom Investments, Inc.) (UII), a wholly owned subsidiary of Exelon, entered into a like-kind exchange transaction pursuant to which approximately $1.6 billion was invested in coal-fired generating station leases located in Georgia and Texas with two separate entities unrelated to Exelon. The generating stations were leased back to such entities as part of the transaction. See Note 12 — Income Taxes for further information. The leases for the generating stations located in Texas were terminated in 2014. For financial accounting purposes, the investments are accounted for as direct financing lease investments. UII holds the leasehold interests in the generating stations in several separate bankruptcy remote, special purpose companies it directly or indirectly wholly owns. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessees do not exercise the fixed purchase options, Exelon has the ability to operate the stations and keep or market the power itself or require the lessees to arrange for a third-party to bid on a service contract for a period following the lease term. In any event, Exelon will be subject to residual value risk if the lessees do not exercise the fixed purchase options. This risk is partially mitigated by the fair value of the scheduled payments under the service contract. However, such payments are not guaranteed. Further, the term of the service contract is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. In the fourth quarter of 2000, under the terms of the lease agreements, UII received a prepayment of $1.2 billion for all rent, which reduced the investment in the leases. There are no minimum scheduled lease payments to be received over the remaining term of the leases.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Based on the annual reviews performed in the second quarters of 2015 and 2014, the estimated residual value of Exelon’s direct financing leases for the Georgia generating stations experienced other than temporary declines given increases in estimated long-term operating and maintenance costs in the 2015 annual review and reduced long-term energy and capacity price expectations in the 2014 annual review. As a result, Exelon recorded $24 million pre-tax impairment charges in each of the second quarters of 2015 and 2014 for these stations. These impairment charges were recorded in Investments and Operating and maintenance expense in Exelon’s Consolidated Balance Sheets and the Consolidated Statements of Operations and Comprehensive Income, respectively. Changes in the assumptions described above could potentially result in future impairments of Exelon’s direct financing lease investments, which could be material.

At June 30, 2015 and December 31, 2014, the components of the net investment in long-term leases were as follows:

	June 30, 2015	December 31, 2014
Estimated residual value of leased assets	$639	$685
Less: unearned income	295	324

Net investment in long-term leases	$344	$361

8.    Implications of Potential Early Plant Retirements (Exelon and Generation)

Exelon and Generation continue to evaluate the current and expected economic value of each of Generation’s nuclear plants. Factors that will continue to affect the economic value of Generation’s nuclear plants include, but are not limited to: market power prices, results of the PJM capacity auction for the 2018/2019 delivery year, the effects of the new PJM “Capacity Performance” product, potential legislative solutions in Illinois such as the proposed Low Carbon Portfolio Standard (LCPS) legislation, the impact of final rules from the U.S. EPA requiring reduction of carbon and other emissions, and the outcome of the Ginna RSSA hearing and settlement procedures and the resulting contractual terms and conditions. Exelon and Generation have not made any decisions regarding potential plant closures at this time; however, various upcoming milestones could influence the timing of any such decisions, which could occur as soon as the third quarter of 2015. In September 2015, Generation has an obligation to inform PJM if any of its plants in the PJM region will not be participating in the May 2016 PJM capacity auction for delivery year beginning June 1, 2019. In December 2015, Generation must inform MISO if the Clinton plant will not be in operation during the next MISO resource adequacy planning year that begins June 1, 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As a result of a decision to early retire one or more nuclear plants, certain changes in accounting treatment would be triggered and Exelon’s and Generation’s results of operations and cash flows could be materially affected by a number of items including: accelerated depreciation expense, impairment charges related to inventory that cannot be used at other nuclear units and cancellation of in-flight capital projects, accelerated amortization of plant specific nuclear fuel costs, severance costs, accelerated asset retirement obligation expense related to future decommissioning activities, and additional funding of decommissioning costs, among other items. In addition, any early plant retirement would also result in reduced operating costs, lower fuel expense, and lower capital expenditures in the periods beyond shutdown. While there are a number of Generation’s nuclear plants that are at risk of early retirement, the following table provides the balance sheet amounts as of June 30, 2015 for significant assets and liabilities associated with the three nuclear plants currently deemed by management to be at the greatest risk of early retirement due to their current economic valuations and other factors:

(in millions)	Quad Cities	Clinton		Ginna	Total
Asset Balances
Materials and supplies inventory	$48	$55		$30	$133
Nuclear fuel inventory	205	137		66	408
Completed plant, net	800	465		85	1,350
Construction work in progress	24	24		23	71
Liability Balances
Asset retirement obligation	(450)	(287)		(611)	(1,348)
NRC License Renewal Term	2032	2046	(a)	2029

(a)	Assumes Clinton seeks and receives a 20-year operating license renewal extension.

In the event a decision was made to early retire one or more nuclear plants, the precise timing of the retirement date, and resulting financial statement impact, is uncertain and would be influenced by a number of factors such as the results of any transmission system reliability study assessments, the nature of any co-owner requirements and stipulations, and decommissioning trust fund requirements, among other factors. However, the earliest retirement date for any plant would usually be the first year in which the unit does not have capacity obligations and just prior to its next scheduled nuclear refueling outage date in that year.

9.    Fair Value of Financial Assets and Liabilities (Exelon, Generation, ComEd, PECO and BGE)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2015 and December 31, 2014:

Exelon

	June 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$546	$3	$543	$—	$546
Long-term debt (including amounts due within one year)	25,446	1,043	24,011	1,349	26,403
Long-term debt to financing trusts	648	—	—	663	663
SNF obligation	1,021	—	838	—	838

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$463	$3	$448	$12	$463
Long-term debt (including amounts due within one year)	21,164	1,208	20,417	1,311	22,936
Long-term debt to financing trusts	648	—	—	648	648
SNF obligation	1,021	—	833	—	833

Generation

	June 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$40	$—	$40	$—	$40
Long-term debt (including amounts due within one year)	9,001	—	7,995	1,349	9,344
SNF obligation	1,021	—	838	—	838

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$36	$—	$24	$12	$36
Long-term debt (including amounts due within one year)	8,266	—	7,511	1,311	8,822
SNF obligation	1,021	—	833	—	833

ComEd

	June 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$503	$—	$503	$—	$503
Long-term debt (including amounts due within one year)	6,099	—	6,640	—	6,640
Long-term debt to financing trust	206	—	—	206	206

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$304	$—	$304	$—	$304
Long-term debt (including amounts due within one year)	5,958	—	6,788	—	6,788
Long-term debt to financing trust	206	—	—	213	213

PECO

	June 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)	$2,246	$—	$2,432	$—	$2,432
Long-term debt to financing trusts	184	—	—	199	199

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)	$2,246	$—	$2,537	$—	$2,537
Long-term debt to financing trusts	184	—	—	199	199

BGE

	June 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$3	$3	$—	$—	$3
Long-term debt (including amounts due within one year)	1,905	—	2,086	—	2,086
Long-term debt to financing trusts	258	—	—	258	258

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$123	$3	$120	$—	$123
Long-term debt (including amounts due within one year)	1,942	—	2,178	—	2,178
Long-term debt to financing trusts	258	—	—	236	236

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

Recurring Fair Value Measurements

Exelon records the fair value of assets and liabilities in accordance with the hierarchy established by the authoritative guidance for fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Registrants have the ability to liquidate as of the reporting date.

•	Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — unobservable inputs, such as internally developed pricing models or third-party valuations for the asset or liability due to little or no market activity for the asset or liability.

Transfers in and out of levels are recognized as of the end of the reporting period when the transfer occurred. Given derivatives categorized within Level 1 are valued using exchange-based quoted prices within observable periods, transfers between Level 2 and Level 1 were not material. Transfers into Level 2 from Level 3 generally occur when the contract tenure becomes more observable. Transfers into Level 3 from Level 2 generally occur due to changes in market liquidity or assumptions for certain commodity contracts. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 for cash equivalents, nuclear decommissioning trust fund investments, pledged assets for Zion Station decommissioning, Rabbi trust investments, and deferred compensation obligations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon and Generation

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s and Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	Generation				Exelon
As of June 30, 2015	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$134	$—	$—	$134	$5,486	$—	$—	$5,486
Nuclear decommissioning trust fund investments
Cash equivalents	333	55	—	388	333	55	—	388
Equity
Domestic	2,389	2,055	—	4,444	2,389	2,055	—	4,444
Foreign	696	—	—	696	696	—	—	696

Equity funds subtotal	3,085	2,055	—	5,140	3,085	2,055	—	5,140

Fixed income
Corporate debt	—	1,860	250	2,110	—	1,860	250	2,110
U.S. Treasury and agencies	1,165	—	—	1,165	1,165	—	—	1,165
Foreign governments	—	83	—	83	—	83	—	83
State and municipal debt	—	405	—	405	—	405	—	405
Other	—	463	—	463	—	463	—	463

Fixed income subtotal	1,165	2,811	250	4,226	1,165	2,811	250	4,226

Middle market lending	—	—	417	417	—	—	417	417
Private Equity	—	—	100	100	—	—	100	100
Real Estate	—	—	19	19	—	—	19	19
Other	—	329	—	329	—	329	—	329

Nuclear decommissioning trust fund investments subtotal(b)	4,583	5,250	786	10,619	4,583	5,250	786	10,619

Pledged assets for Zion Station decommissioning
Cash equivalents	—	17	—	17	—	17	—	17
Equities	5	1	—	6	5	1	—	6
Fixed income
U.S. Treasury and agencies	7	2	—	9	7	2	—	9
Corporate debt	—	62	—	62	—	62	—	62
State and municipal debt	—	10	—	10	—	10	—	10
Other	—	3	—	3	—	3	—	3

Fixed income subtotal	7	77	—	84	7	77	—	84

Middle market lending	—	—	156	156	—	—	156	156

Pledged assets for Zion Station decommissioning subtotal(c)	12	95	156	263	12	95	156	263

Rabbi trust investments in mutual funds(d)(e)	17	—	—	17	48	—	—	48
Commodity derivative assets
Economic hedges	1,080	3,352	2,334	6,766	1,080	3,352	2,334	6,766
Proprietary trading	117	239	38	394	117	239	38	394
Effect of netting and allocation of collateral(f)	(1,364)	(2,753)	(872)	(4,989)	(1,364)	(2,753)	(872)	(4,989)

Commodity derivative assets subtotal	(167)	838	1,500	2,171	(167)	838	1,500	2,171

Interest rate and foreign currency derivative assets
Derivatives designated as hedging instruments	—	1	—	1	—	22	—	22
Economic hedges	—	20	—	20	—	20	—	20
Proprietary trading	14	1	—	15	14	1	—	15
Effect of netting and allocation of collateral	(8)	(5)	—	(13)	(8)	(5)	—	(13)

Interest rate and foreign currency derivative assets subtotal	6	17	—	23	6	38	—	44

Other investments	—	—	30	30	1	—	30	31

Total assets	4,585	6,200	2,472	13,257	9,969	6,221	2,472	18,662

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation				Exelon
As of June 30, 2015	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(1,493)	(3,129)	(1,462)	(6,084)	(1,493)	(3,129)	(1,685)	(6,307)
Proprietary trading	(111)	(248)	(43)	(402)	(111)	(248)	(43)	(402)
Effect of netting and allocation of collateral(f)	1,641	3,296	1,026	5,963	1,641	3,296	1,026	5,963

Commodity derivative liabilities subtotal	37	(81)	(479)	(523)	37	(81)	(702)	(746)

Interest rate and foreign currency derivative liabilities
Derivatives designated as hedging instruments	—	(14)	—	(14)	—	(14)	—	(14)
Economic hedges	—	(4)	—	(4)	—	(4)	—	(4)
Proprietary trading	(14)	—	—	(14)	(14)	—	—	(14)
Effect of netting and allocation of collateral	14	5	—	19	14	5	—	19

Interest rate and foreign currency derivative liabilities subtotal	—	(13)	—	(13)	—	(13)	—	(13)

Deferred compensation obligation	—	(26)	—	(26)	—	(88)	—	(88)

Total liabilities	37	(120)	(479)	(562)	37	(182)	(702)	(847)

Total net assets	$4,622	$6,080	$1,993	$12,695	$10,006	$6,039	$1,770	$17,815

	Generation				Exelon
As of December 31, 2014	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$405	$—	$—	$405	$1,119	$—	$—	$1,119
Nuclear decommissioning trust fund investments
Cash equivalents	208	37	—	245	208	37	—	245
Equity
Domestic	2,423	2,207	—	4,630	2,423	2,207	—	4,630
Foreign	612	—	—	612	612	—	—	612

Equity funds subtotal	3,035	2,207	—	5,242	3,035	2,207	—	5,242

Fixed income
Corporate debt	—	2,023	239	2,262	—	2,023	239	2,262
U.S. Treasury and agencies	996	—	—	996	996	—	—	996
Foreign governments	—	95	—	95	—	95	—	95
State and municipal debt	—	438	—	438	—	438	—	438
Other	—	511	—	511	—	511	—	511

Fixed income subtotal	996	3,067	239	4,302	996	3,067	239	4,302

Middle market lending	—	—	366	366	—	—	366	366
Private Equity	—	—	83	83	—	—	83	83
Real Estate	—	—	3	3	—	—	3	3
Other	—	301	—	301	—	301	—	301

Nuclear decommissioning trust fund investments subtotal(b)	4,239	5,612	691	10,542	4,239	5,612	691	10,542

Pledged assets for Zion Station decommissioning
Cash equivalents	—	15	—	15	—	15	—	15
Equities	6	1	—	7	6	1	—	7
Fixed income
U.S. Treasury and agencies	5	3	—	8	5	3	—	8
Corporate debt	—	89	—	89	—	89	—	89
State and municipal debt	—	10	—	10	—	10	—	10
Other	—	3	—	3	—	3	—	3

Fixed income subtotal	5	105	—	110	5	105	—	110

Middle market lending	—	—	184	184	—	—	184	184

Pledged assets for Zion Station decommissioning subtotal(c)	11	121	184	316	11	121	184	316

Rabbi trust investments(d)
Cash equivalents	—	—	—	—	1	—	—	1
Mutual funds(e)	16	—	—	16	46	—	—	46

Rabbi trust investments subtotal	16	—	—	16	47	—	—	47

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation				Exelon
As of December 31, 2014	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivative assets
Economic hedges	1,667	3,465	1,681	6,813	1,667	3,465	1,681	6,813
Proprietary trading	201	284	27	512	201	284	27	512
Effect of netting and allocation of collateral(f)	(1,982)	(2,757)	(557)	(5,296)	(1,982)	(2,757)	(557)	(5,296)

Commodity derivative assets subtotal	(114)	992	1,151	2,029	(114)	992	1,151	2,029

Interest rate and foreign currency derivative assets
Derivatives designated as hedging instruments	—	8	—	8	—	31	—	31
Economic hedges	—	12	—	12	—	13	—	13
Proprietary trading	18	9	—	27	18	9	—	27
Effect of netting and allocation of collateral	(17)	(12)	—	(29)	(17)	(31)	—	(48)

Interest rate and foreign currency derivative assets subtotal	1	17	—	18	1	22	—	23

Other investments	—	—	3	3	2	—	3	5

Total assets	4,558	6,742	2,029	13,329	5,305	6,747	2,029	14,081

Liabilities
Commodity derivative liabilities
Economic hedges	(2,241)	(3,458)	(788)	(6,487)	(2,241)	(3,458)	(995)	(6,694)
Proprietary trading	(195)	(295)	(42)	(532)	(195)	(295)	(42)	(532)
Effect of netting and allocation of collateral(f)	2,416	3,557	729	6,702	2,416	3,557	729	6,702

Commodity derivative liabilities subtotal	(20)	(196)	(101)	(317)	(20)	(196)	(308)	(524)

Interest rate and foreign currency derivative liabilities
Derivatives designated as hedging instruments	—	(12)	—	(12)	—	(41)	—	(41)
Economic hedges	—	(2)	—	(2)	—	(103)	—	(103)
Proprietary trading	(14)	(9)	—	(23)	(14)	(9)	—	(23)
Effect of netting and allocation of collateral	25	10	—	35	25	29	—	54

Interest rate and foreign currency derivative liabilities subtotal	11	(13)	—	(2)	11	(124)	—	(113)
Deferred compensation obligation	—	(31)	—	(31)	—	(107)	—	(107)

Total liabilities	(9)	(240)	(101)	(350)	(9)	(427)	(308)	(744)

Total net assets	$4,549	$6,502	$1,928	$12,979	$5,296	$6,320	$1,721	$13,337

(a)	Excludes certain cash equivalents considered to be held-to-maturity and not reported at fair value.
(b)

Excludes net liabilities of $(12) million and $(5) million at June 30, 2015 and December 31, 2014, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(c)

Excludes net assets of $1 million and $3 million at June 30, 2015 and December 31, 2014, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(d)

Excludes $36 million and $35 million of cash surrender value of life insurance investment at June 30, 2015 and December 31, 2014, respectively, at Exelon Consolidated. Excludes $13 million and $11 million and of cash surrender value of life insurance investment at June 30, 2015 and December 31, 2014, respectively, at Generation.

(e)

The mutual funds held by the Rabbi trusts at Exelon include $47 million related to deferred compensation and $1 million related to Supplemental Executive Retirement Plan at June 30, 2015, and $45 million related to deferred compensation and $1 million related to Supplemental Executive Retirement Plan at December 31, 2014.

(f)

Collateral posted to / (received from) counterparties totaled $277 million, $543 million and $154 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2015. Collateral posted to / (received from) counterparties totaled $434 million, $800 million and $172 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd, PECO and BGE

The following tables present assets and liabilities measured and recorded at fair value on the utility Registrants’ Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	ComEd				PECO				BGE
As of June 30, 2015	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5	$—	$—	$5	$5	$—	$—	$5	$46	$—	$—	$46
Rabbi trust investments in mutual funds(a)	—	—	—	—	8	—	—	8	5	—	—	5

Total assets	5	—	—	5	13	—	—	13	51	—	—	51

Liabilities
Deferred compensation obligation	—	(7)	—	(7)	—	(10)	—	(10)	—	(3)	—	(3)
Mark-to-market derivative liabilities(b)	—	—	(223)	(223)	—	—	—	—	—	—	—	—

Total liabilities	—	(7)	(223)	(230)	—	(10)	—	(10)	—	(3)	—	(3)

Total net assets (liabilities)	$5	$(7)	$(223)	$(225)	$13	$(10)	$—	$3	$51	$(3)	$—	$48

	ComEd				PECO				BGE
As of December 31, 2014	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$25	$—	$—	$25	$12	$—	$—	$12	$103	$—	$—	$103
Rabbi trust investments in mutual funds(a)	—	—	—	—	9	—	—	9	5	—	—	5

Total assets	25	—	—	25	21	—	—	21	108	—	—	108

Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(15)	—	(15)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(207)	(207)	—	—	—	—	—	—	—	—

Total liabilities	—	(8)	(207)	(215)	—	(15)	—	(15)	—	(5)	—	(5)

Total net assets (liabilities)	$25	$(8)	$(207)	$(190)	$21	$(15)	$—	$6	$108	$(5)	$—	$103

(a)	At PECO, excludes $12 million and $14 million of the cash surrender value of life insurance investments at June 30, 2015 and December 31, 2014, respectively.
(b)

The Level 3 balance includes the current and noncurrent liability of $20 million and $203 million at June 30, 2015, respectively, and $20 million and $187 million at December 31, 2014, respectively, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2015 and 2014:

	Generation						ComEd	Eliminated in Consolidation	Exelon
Three Months Ended June 30, 2015	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(b)		Total
Balance as of March 31, 2015	$715	$178	$1,066		$3	$1,962	$(241)	$—	$1,721
Total realized / unrealized gains (losses)
Included in net income	2	—	(7	)(a)	—	(5)	—	—	(5)
Included in noncurrent payables to affiliates	7	—	—		—	7	—	(7)	—
Included in payable for Zion Station decommissioning	—	(2)	—		—	(2)	—	—	(2)
Included in regulatory assets	—	—	—		—	—	18	7	25
Change in collateral	—	—	(30)		—	(30)	—	—	(30)
Purchases, sales, issuances and settlements
Purchases	99	6	16		27	148	—	—	148
Sales	—	(26)	(5)		—	(31)	—	—	(31)
Settlements	(37)	—	—		—	(37)	—	—	(37)
Transfers into Level 3	—	—	11		—	11	—	—	11
Transfers out of Level 3	—	—	(30)		—	(30)	—	—	(30)

Balance as of June 30, 2015	$786	$156	$1,021		$30	$1,993	$(223)	$—	$1,770

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended June 30, 2015	$4	$—	$175		$—	$179	$—	$—	$179

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation						ComEd	Eliminated in Consolidation	Exelon
Six Months Ended June 30, 2015	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(b)		Total
Balance as of December 31, 2014	$691	$184	$1,050		$3	$1,928	$(207)	$—	$1,721
Total realized / unrealized gains (losses)
Included in net income	4	—	(39	)(a)	—	(35)	—	—	(35)
Included in noncurrent payables to affiliates	15	—	—		—	15	—	(15)	—
Included in payable for Zion Station decommissioning	—	1	—		—	1	—	—	1
Included in regulatory assets	—	—	—		—	—	(16)	15	(1)
Change in collateral	—	—	(18)		—	(18)	—	—	(18)
Purchases, sales, issuances and settlements
Purchases	146	11	57		27	241	—	—	241
Sales	(8)	(40)	(5)		—	(53)	—	—	(53)
Settlements	(66)	—	—		—	(66)	—	—	(66)
Transfers into Level 3	4	—	11		—	15	—	—	15
Transfers out of Level 3	—	—	(35)		—	(35)	—	—	(35)

Balance as of June 30, 2015	$786	$156	$1,021		$30	$1,993	$(223)	$—	$1,770

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held for the six months ended June 30, 2015	$5	$—	$355		$—	$360	$—	$—	$360

(a)	Includes the reclassification of $(182) million and $(394) million of realized losses due to the settlement of derivative contracts for the three and six months ended June 30, 2015, respectively.
(b)

Includes $14 million of increases in fair value and realized losses due to settlements of $4 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2015. Includes $22 million of decreases in fair value and realized losses due to settlements of $6 million for the six months ended June 30, 2015.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation						ComEd	Eliminated in Consolidation	Exelon
Three Months Ended June 30, 2014	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(b)		Total
Balance as of March 31, 2014	$486	$137	$287		$10	$920	$(168)	$—	$752
Total realized / unrealized gains (losses)
Included in net income	2	—	(48	)(a)	—	(46)	—	—	(46)
Included in noncurrent payables to affiliates	8	—	—		—	8	—	(8)	—
Included in payable for Zion Station decommissioning	—	4	—		—	4	—	—	4
Included in regulatory assets	—	—	—		—	—	34	8	42
Change in collateral	—	—	34		—	34	—	—	34
Purchases, sales, issuances and settlements
Purchases	109	13	5		—	127	—	—	127
Sales	(1)	(21)	(4)		—	(26)	—	—	(26)
Settlements	(12)	—	—		—	(12)	—	—	(12)
Transfers into Level 3	—	—	(4)		—	(4)	—	—	(4)
Transfers out of Level 3	—	—	(28)		—	(28)	—	—	(28)

Balance as of June 30, 2014	$592	$133	$242		$10	$977	$(134)	$—	$843

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the three months ended June 30, 2014	$2	$—	$19		$—	$21	$—	$—	$21

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation						ComEd	Eliminated in Consolidation	Exelon
Six Months Ended June 30, 2014	Nuclear Decommissioning Trust Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(b)		Total
Balance as of December 31, 2013	$350	$112	$465		$15	$942	$(193)	$—	$749
Total realized / unrealized gains (losses)
Included in net income	3	—	(360	)(a)	—	(357)	—	—	(357)
Included in noncurrent payables to affiliates	11	—	—		—	11	—	(11)	—
Included in payable for Zion Station decommissioning	—	4	—		—	4	—	—	4
Included in regulatory assets	—	—	—		—	—	59	11	70
Change in collateral	—	—	178		—	178	—	—	178
Purchases, sales, issuances and settlements
Purchases	249	42	15		2	308	—	—	308
Sales	(2)	(25)	(6)		—	(33)	—	—	(33)
Settlements	(19)	—	—		—	(19)	—	—	(19)
Transfers into Level 3	—	—	(30)		—	(30)	—	—	(30)
Transfers out of Level 3	—	—	(20)		(7)	(27)	—	—	(27)

Balance as of June 30, 2014	$592	$133	$242		$10	$977	$(134)	$—	$843

The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities held for the six months ended June 30, 2014	$2	$—	$(427)		$—	$(425)	$—	$—	$(425)

(a)	Includes the reclassification of $67 million of realized losses due to the settlement of derivative contracts for the three and six months ended June 30, 2014.
(b)

Includes $34 million of increases in fair value and immaterial realized losses recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2014. Includes $64 million of increases in fair value and realized gains due to settlements of $5 million for the six months ended June 30, 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2015 and 2014:

	Generation			Exelon
	Operating Revenues	Purchased Power and Fuel	Other, net(a)	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended June 30, 2015	$(17)	$10	$2	$(17)	$10	$2
Total gains (losses) included in net income for the six months ended June 30, 2015	(27)	(12)	4	(27)	(12)	4
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended June 30, 2015	171	4	4	171	4	4
Change in the unrealized gains (losses) relating to assets and liabilities held for the six months ended June 30, 2015	340	15	5	340	15	5

	Generation			Exelon
	Operating Revenues	Purchased Power and Fuel	Other, net(a)	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended June 30, 2014	$(62)	$14	$2	$(62)	$14	$2
Total gains (losses) included in net income for the six months ended June 30, 2014	(330)	(30)	3	(330)	(30)	3
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended June 30, 2014	(10)	29	2	(10)	29	2
Change in the unrealized gains (losses) relating to assets and liabilities held for the six months ended June 30, 2014	(435)	8	2	(435)	8	2

(a)	Other, net activity consists of realized and unrealized gains (losses) included in income for the NDT funds held by Generation.

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

Nuclear Decommissioning Trust Fund Investments and Pledged Assets for Zion Station Decommissioning (Exelon and Generation).    The trust fund investments have been established to satisfy Generation’s and CENG’s nuclear decommissioning obligations as required by the NRC. The NDT funds hold debt and equity securities directly and indirectly through commingled funds and mutual funds, which are included in Equities, Fixed Income and Other. Generation’s and CENG’s NDT fund investments policies outline investment guidelines for the trusts and limit the trust funds’ exposures to investments in highly illiquid markets and other alternative investments. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2.

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

Equity, balanced and fixed income commingled funds and fixed income mutual funds are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives. The fair values of fixed income commingled and mutual funds held within the trust funds, which generally hold fixed income securities and are not subject to restrictions regarding the purchase or sale of shares, are derived from observable prices. The objectives of the remaining equity commingled funds in which Exelon, Generation, and CENG invest primarily seek to track the performance of certain equity indices by purchasing equity securities to replicate the capitalization and characteristics of the indices. Commingled and mutual funds are categorized in Level 2 because the fair value of the funds are based on NAVs per fund share (the unit of account), primarily derived from the quoted prices in active markets on the underlying equity securities.

Middle market lending are investments in loans or managed funds which lend to private companies. Generation elected the fair value option for its investments in certain limited partnerships that invest in middle market lending managed funds. The fair value of these loans is determined using a combination of valuation models including cost models, market models, and income models. Investments in middle market lending are

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

categorized as Level 3 because the fair value of these securities is based largely on inputs that are unobservable and utilize complex valuation models. Investments in middle market lending typically cannot be redeemed until maturity of the term loan.

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

As of June 30, 2015, Generation has outstanding commitments to invest in middle market lending, corporate debt securities, private equity investments, and real estate investments of approximately $312 million. These commitments will be funded by Generation’s existing nuclear decommissioning trust funds.

See Note 12 — Nuclear Decommissioning for further discussion on the NDT fund investments.

Rabbi Trust Investments (Exelon, Generation, ComEd, PECO and BGE).    The Rabbi trusts were established to hold assets related to deferred compensation plans existing for certain active and retired members of Exelon’s executive management and directors. The Rabbi trusts assets are included in investments in the Registrants’ Consolidated Balance Sheets and consist primarily of mutual funds and life insurance policies. The mutual funds are maintained by investment companies and hold certain investments in accordance with a stated set of fund objectives, which are consistent with Exelon’s overall investment strategy. Mutual funds are publicly quoted and have been categorized as Level 1 given the clear observability of the prices. The life insurance policies are valued using the cash surrender value of the policies, which is provided by a third party. The cash surrender value inputs are not observable.

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

Disclosed below is detail surrounding the Registrants’ significant Level 3 valuations. The calculated fair value includes marketability discounts for margining provisions and other attributes. Generation’s Level 3 balance generally consists of forward sales and purchases of power and natural gas, coal purchases and certain transmission congestion contracts. Generation utilizes various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors include forward commodity prices, commodity price volatility, contractual volumes, delivery location, interest rates, credit quality of counterparties and credit enhancements.

For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. Forward commodity price curves are derived by risk management for liquid locations and by the traders and portfolio managers for illiquid locations. All locations are reviewed and verified by risk management considering published exchange transaction prices, executed bilateral transactions, broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

derivatives depends on a number of factors, including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, Generation discounts future cash flows using risk free interest rates with adjustments to reflect the credit quality of each counterparty for assets and Generation’s own credit quality for liabilities. The level of observability of a forward commodity price varies generally due to the delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are more liquid and prices are observable for up to three years in the future. The observability period of volatility is generally shorter than the underlying power curve used in option valuations. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is approximately $3.33 and $0.34 for power and natural gas, respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3. See ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for information regarding the maturity by year of the Registrant’s mark-to-market derivative assets and liabilities.

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

The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic hedges (Generation)(a)(c)	$872	Discounted Cash Flow	Forward power price	$11 - $122(d)
			Forward gas price	$1.27 - $13.46(d)
		Option Model	Volatility percentage	8% - 233%

Mark-to-market derivatives — Proprietary trading (Generation)(a)(c)	$(5)	Discounted Cash Flow	Forward power price	$13 - $119(d)

Mark-to-market derivatives (ComEd)	$(223)	Discounted Cash Flow	Forward heat rate(b)	9x - 10x
			Marketability reserve	3.5% - 7%
			Renewable factor	86% - 123%

(a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
(b)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(c)	The fair values do not include cash collateral held on level three positions of $154 million as of June 30, 2015.
(d)

The upper ends of the ranges are driven by the winter power and gas prices in the New England region. Without the New England region, the upper ends of the ranges for power and gas economic hedges would be approximately $108 and $8.53, respectively, and would be approximately $104 for power proprietary trading.

Type of trade	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic hedges (Generation)(a)(c)	$893	Discounted Cash Flow	Forward power price	$15 - $120(d)
			Forward gas price	$1.52 - $14.02(d)
		Option Model	Volatility percentage	8% - 257%

Mark-to-market derivatives — Proprietary trading (Generation)(a)(c)	$(15)	Discounted Cash Flow	Forward power price	$15 - $117(d)

Mark-to-market derivatives (ComEd)	$(207)	Discounted Cash Flow	Forward heat rate(b)	8x - 9x
			Marketability reserve	3.5% - 8%
			Renewable factor	86% - 126%

(a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
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

10.    Derivative Financial Instruments (Exelon, Generation, ComEd, PECO and BGE)

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of June 30, 2015, the proportion of expected generation hedged is for the major reportable segments was 98%-101%, 77%-80%, and 46%-49% for 2015, 2016, and 2017, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted for capacity based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products, and options. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including Generation’s sales to ComEd, PECO and BGE to serve their retail load.

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

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy delivery requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and asset management agreements that are derivatives either qualify for the NPNS scope exception and have been designated as such, or have no mark-to-market balances because the derivatives are index priced. Additionally, in accordance with the 2015 PAPUC PGC settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2015 PGC settlement, PECO is required to lock in (i.e., economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program is designed to cover about 30% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

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

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading activities, which included settled physical sales volumes of 1,657 GWhs and 3,465 GWhs for the three and six months ended June 30, 2015, respectively, and 2,629 GWhs and 5,123 GWhs for the three and six months ended June 30, 2014, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. ComEd, PECO and BGE do not enter into derivatives for proprietary trading purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Interest Rate and Foreign Exchange Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At June 30, 2015, Exelon had $800 million of notional amounts of fixed-to-floating hedges outstanding and Exelon and Generation had $754 million of notional amounts of floating-to-fixed hedges outstanding. Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in an approximately $2 million decrease in Exelon Consolidated pre-tax income for the six months ended June 30, 2015. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. Below is a summary of the interest rate and foreign currency hedges as of June 30, 2015.

	Generation					Other				Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges	Proprietary Trading(a)	Collateral and Netting(b)	Subtotal	Derivatives Designated as Hedging Instruments	Economic Hedges	Collateral and Netting(b)	Subtotal	Total
Mark-to-market derivative assets (current assets)	$—	$10	$10	$(10)	$10	$—	$—	$—	$—	$10
Mark-to-market derivative assets (noncurrent assets)	1	10	6	(3)	14	21	—	—	21	35

Total mark-to-market derivative assets	1	20	16	(13)	24	21	—	—	21	45

Mark-to-market derivative liabilities (current liabilities)	(9)	(5)	(9)	14	(9)	—	—	—	—	(9)
Mark-to-market derivative liabilities (noncurrent liabilities)	(5)	—	(5)	5	(5)	—	—	—	—	(5)

Total mark-to-market derivative liabilities	(14)	(5)	(14)	19	(14)	—	—	—	—	(14)

Total mark-to-market derivative net assets (liabilities)	$(13)	$15	$2	$6	$10	$21	$—	$—	$21	$31

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

	Income Statement Location	Three Months Ended June 30,
		2015	2014	2015	2014
		Gain (Loss) on Swaps		Gain (Loss) on Borrowings
Generation	Interest expense(a)	$—	$(3)	$—	$2
Exelon	Interest expense	(11)	3	(12)	(3)

	Income Statement Location	Six Months Ended June 30,
		2015	2014	2015	2014
		Gain (Loss) on Swaps		Gain (Loss) on Borrowings
Generation	Interest expense(a)	$(1)	$(8)	$—	$1
Exelon	Interest expense	(2)	5	(4)	(7)

(a)

For the three and six months ended June 30, 2015, the loss on Generation swaps included $0 million and $1 million realized in earnings, respectively, with an immaterial amount excluded from hedge effectiveness testing. For the three and six months ended June 30, 2014, the loss on Generation swaps included $4 million and $8 million realized in earnings, respectively, with an immaterial amount excluded from hedge effectiveness testing.

At June 30, 2015, Exelon had total outstanding fixed-to-floating fair value hedges related to interest rate swaps of $800 million, with a derivative asset of $20 million. At December 31, 2014, Exelon and Generation had outstanding fixed-to-floating fair value hedges related to interest rate swaps of $1,450 million and $550 million, with a derivative asset of $29 million and $7 million, respectively. During the three and six months ended June 30, 2015, the impact on the results of operations as a result of the ineffectiveness from fair value hedges was a $4 million and $8 million gain, respectively. During the three and six months ended June 30, 2014, the impact on the results of operations as a result of the ineffectiveness from fair value hedges was a $5 million and $8 million gain, respectively.

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

During the third quarter of 2014, ExGen Texas Power, LLC, a subsidiary of Generation, entered into a floating-to-fixed interest rate swap to manage a portion of its interest rate exposure in connection with a long-term borrowing. See Note 13 — Debt and Credit Agreements of the Exelon 2014 Form 10-K for additional information regarding the financing. The swaps have a notional amount of $502 million as of June 30, 2015 and expire in 2019. The swap was designated as a cash flow hedge in the fourth quarter of 2014. At June 30, 2015, the subsidiary had a $10 million derivative liability related to the swap.

During the first quarter of 2014, ExGen Renewables I, LLC, a subsidiary of Exelon Generation, entered into floating-to-fixed interest rate swaps to manage a portion its interest rate exposure in connection with long-term borrowings. See Note 13 — Debt and Credit Agreements of the Exelon 2014 Form 10-K for additional

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

information regarding the financing. The swaps have a notional amount of $201 million as of June 30, 2015 and expire in 2020. The swaps are designated as cash flow hedges. At June 30, 2015, the subsidiary had a $2 million derivative liability related to the swaps.

During the three and six months ended June 30, 2015 and 2014, the impact on the results of operations as a result of ineffectiveness from cash flow hedges in continuing designated hedge relationships were immaterial.

Economic Hedges.    During the third quarter of 2011, Sacramento PV Energy, a subsidiary of Generation entered into floating-to-fixed interest rate swaps to manage a portion of its interest rate exposure in connection with the long-term borrowings. See Note 13 — Debt and Credit Agreements of the Exelon 2014 Form 10-K for additional information regarding the financing. The swaps have a total notional amount of $26 million as of June 30, 2015 and expire in 2027. After the closing of the Constellation merger, the swaps were re-designated as cash flow hedges. During the first quarter of 2015, the swaps were de-designated as the forecasted transaction was no longer probable of occurring. The balance in Accumulated OCI was frozen as of the date of de-designation and will amortize into Interest expense over the remaining term of the forecasted transaction. All future changes in fair value are reflected in Interest expense. At June 30, 2015, the subsidiary had a $2 million derivative liability related to these swaps, which included an immaterial amount that was amortized to Interest expense after de-designation.

During the third quarter of 2012, Constellation Solar Horizon, a subsidiary of Exelon Generation, entered into a floating-to-fixed interest rate swap to manage a portion of its interest rate exposure in connection with the long-term borrowings. See Note 13 — Debt and Credit Agreements of the Exelon 2014 Form 10-K for additional information regarding the financing. The swap has a notional amount of $25 million as of June 30, 2015 and expires in 2030. This swap was designated as a cash flow hedge. During the first quarter of 2015, the swaps were de-designated as the forecasted transaction was no longer probable of occurring. The balance in OCI was frozen as of the date of de-designation and will amortize into Interest expense over the remaining term of the forecasted transaction. All future changes in fair value are reflected in Interest expense. At June 30, 2015, the subsidiary had an immaterial derivative asset related to the swap.

During the second quarter 2015, upon the issuance of debt, Exelon terminated $2,400 million of floating-to-fixed forward starting interest rate swaps. As a result of the termination of the swaps, Exelon realized a $64 million loss during the second quarter of 2015.

At June 30, 2015, Generation had immaterial notional amounts of interest rate derivative contracts to economically hedge risk associated with the interest rate component of commodity positions and $146 million in notional amounts of foreign currency exchange rate swaps that are marked-to-market to manage the exposure associated with international purchases of commodities in currencies other than U.S. dollars.

Fair Value Measurement and Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon, Generation, ComEd, PECO and BGE)

Fair value accounting guidance and disclosures about offsetting assets and liabilities requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to legally enforceable master netting agreements and qualify for net presentation in the Consolidated Balance Sheet. A master netting agreement is an agreement between two counterparties that may have derivative and non-derivative contracts with each other providing for the net settlement of all referencing contracts via one payment stream, which takes place as the contracts deliver, when collateral is requested or in the event of default. Generation’s use of cash collateral is generally unrestricted,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

unless Generation is downgraded below investment grade (i.e., to BB+ or Ba1). In the table below, Generation’s energy related economic hedges and proprietary trading derivatives are shown gross. The impact of the netting of fair value balances with the same counterparty that are subject to legally enforceable master netting agreements, as well as netting of cash collateral, including initial margin on exchange positions, is aggregated in the collateral and netting column. As of June 30, 2015 and December 31, 2014, $2 million and $8 million of cash collateral posted, respectively, was not offset against derivative positions because such collateral was not associated with any energy-related derivatives, were associated with accrual positions, or as of the balance sheet date there were no positions to offset. Excluded from the tables below are economic hedges that qualify for the NPNS scope exception and other non-derivative contracts that are accounted for under the accrual method of accounting.

ComEd’s use of cash collateral is generally unrestricted, unless ComEd is downgraded below investment grade (i.e., to BB+ or Ba1).

Cash collateral held by PECO and BGE must be deposited in a non-affiliate major U.S. commercial bank or foreign bank with a U.S. branch office that meet certain qualifications.

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of June 30, 2015:

	Generation				ComEd	Exelon
Derivatives	Economic Hedges	Proprietary Trading	Collateral and Netting(a)	Subtotal(b)	Economic Hedges(c)	Total Derivatives
Mark-to-market derivative assets (current assets)	$4,398	$346	$(3,349)	$1,395	$—	$1,395
Mark-to-market derivative assets (noncurrent assets)	2,368	48	(1,640)	776	—	776

Total mark-to-market derivative assets	6,766	394	(4,989)	2,171	—	2,171

Mark-to-market derivative liabilities (current liabilities)	(3,793)	(347)	4,004	(136)	(20)	(156)
Mark-to-market derivative liabilities (noncurrent liabilities)	(2,291)	(55)	1,959	(387)	(203)	(590)

Total mark-to-market derivative liabilities	(6,084)	(402)	5,963	(523)	(223)	(746)

Total mark-to-market derivative net assets (liabilities)	$682	$(8)	$974	$1,648	$(223)	$1,425

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

(b)

Current and noncurrent assets are shown net of collateral of $297 million and $144 million, respectively, and current and noncurrent liabilities are shown net of collateral of $358 million and $175 million, respectively. The total cash collateral posted, net of cash collateral received and offset against mark-to-market assets and liabilities was $974 million at June 30, 2015.

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

Cash Flow Hedges (Exelon, Generation and ComEd).    As discussed previously, effective prior to the Constellation merger, Generation de-designated all of its cash flow hedges relating to commodity price risk. Because the underlying forecasted transactions remain at least reasonably probable, the fair value of the effective portion of these cash flow hedges was frozen in Accumulated OCI and is reclassified to results of operations when the forecasted purchase or sale of the energy commodity occurs, or becomes probable of not occurring. Generation began recording prospective changes in the fair value of these instruments through current earnings from the date of de-designation. As of June 30, 2015, no unrealized balance remains in accumulated OCI to be reclassified by Generation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The tables below provide the activity of accumulated OCI related to cash flow hedges for the three and six months ended June 30, 2015 and 2014, containing information about the changes in the fair value of cash flow hedges and the reclassification from accumulated OCI into results of operations. The amounts reclassified from accumulated OCI, when combined with the impacts of the actual physical power sales, result in the ultimate recognition of net revenues at the contracted price.

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation	Exelon
Three Months Ended June 30, 2015		Total Cash Flow Hedges	Total Cash Flow Hedges
Accumulated OCI derivative gain at March 31, 2015		$(23)	$(22)
Effective portion of changes in fair value		—	1
Reclassifications from accumulated OCI to net income	Interest Expense	2	2

Accumulated OCI derivative gain at June 30, 2015		$(21)	$(19)

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation	Exelon
Six Months Ended June 30, 2015		Total Cash Flow Hedges	Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2014		$(18)	$(28)
Effective portion of changes in fair value		(6)	(10)
Reclassifications from accumulated OCI to net income	Other, net	—	16 (a)
Reclassifications from accumulated OCI to net income	Interest Expense	5	5
Reclassifications from accumulated OCI to net income	Operating Revenues	(2)	(2)

Accumulated OCI derivative gain at June 30, 2015		$(21)	$(19)

(a)	Amount is net of related income tax expense of $10 million for the six months ended June 30, 2015.

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Three Months Ended June 30, 2014		Total Cash Flow Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at March 31, 2014		$88		$95
Effective portion of changes in fair value		(5)		(10)
Reclassifications from accumulated OCI to net income	Operating Revenues	(38	)(a)	(38	)(a)

Accumulated OCI derivative gain at June 30, 2014		$45		$47

(a)	Amount is net of related income tax expense of $25 million for the three months ended June 30, 2014.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation		Exelon
Six Months Ended June 30, 2014		Total Cash Flow Hedges		Total Cash Flow Hedges
Accumulated OCI derivative gain at December 31, 2013		$116		$120
Effective portion of changes in fair value		(9)		(11)
Reclassifications from accumulated OCI to net income	Operating Revenues	(62	)(a)	(62	)(a)

Accumulated OCI derivative gain at June 30, 2014		$45		$47

(a)	Amount is net of related income tax expense of $40 million for the six months ended June 30, 2014.

The effect of Exelon’s and Generation’s former energy-related cash flow hedge activity on pre-tax earnings based on the reclassification adjustment from accumulated OCI to earnings was a $2 million pre-tax gain for the six months ended June 30, 2015. There were no gains recognized for the three months ended June 30, 2015. For the three and six months ended June 30, 2014, Exelon and Generation recognized a $63 million and $102 million pre-tax gain, respectively. Neither Exelon nor Generation will incur changes in cash flow hedge ineffectiveness in future periods as all energy-related cash flow hedge positions were de-designated prior to the merger date.

Economic Hedges (Exelon and Generation).    These instruments represent hedges that economically mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, physical forward sales and purchases, but for which the fair value or cash flow hedge elections were not made. Additionally, Generation enters into interest rate derivative contracts and foreign exchange currency swaps (“treasury”) to manage the exposure related to the interest rate component of commodity positions and international purchases of commodities in currencies other than U.S. Dollars. Exelon entered into floating-to-fixed forward starting interest rate swaps to manage interest rate risks associated with anticipated future debt issuance related to the proposed PHI acquisition. For the three and six months ended June 30, 2015 and 2014, the following pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in Operating revenues or Purchased power and fuel expense, or Interest expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Generation				HoldCo	Exelon
Three Months Ended June 30, 2015	Operating Revenues	Purchased Power and Fuel	Interest Expense	Total	Interest Expense	Total
Change in fair value of commodity positions	$197	$110	$—	$307	$—	$307
Reclassification to realized at settlement of commodity positions	(167)	100	—	(67)	—	(67)

Net commodity mark-to-market gains (losses)	30	210	—	240	—	240

Change in fair value of treasury positions	(3)	—	—	(3)	114	111
Reclassification to realized at settlement of treasury positions	(2)	—	—	(2)	64	62

Net treasury mark-to-market gains (losses)	(5)	—	—	(5)	178	173

Net mark-to-market gains (losses)	$25	$210	$—	$235	$178	$413

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation				HoldCo	Exelon
Six Months Ended June 30, 2015	Operating Revenues	Purchased Power and Fuel	Interest Expense	Total	Interest Expense	Total
Change in fair value of commodity positions	$377	$15	$—	$392	$—	$392
Reclassification to realized at settlement of commodity positions	(204)	203	—	(1)	—	(1)

Net commodity mark-to-market gains (losses)	173	218	—	391	—	391

Change in fair value of treasury positions	10	—	—	10	36	46
Reclassification to realized at settlement of treasury positions	(4)	—	—	(4)	64	60

Net treasury mark-to-market gains (losses)	6	—	—	6	100	106

Net mark-to-market gains (losses)	$179	$218	$—	$397	$100	$497

	Generation				HoldCo	Exelon
Three Months Ended June 30, 2014	Operating Revenues	Purchased Power and Fuel	Interest Expense	Total	Interest Expense	Total
Change in fair value of commodity positions	$(124)	$111	$—	$(13)	$—	$(13)
Reclassification to realized at settlement of commodity positions	45	(42)	—	3	—	3

Net commodity mark-to-market gains (losses)	(79)	69	—	(10)	—	(10)

Change in fair value of treasury positions	(3)	—	(1)	(4)	—	(4)
Reclassification to realized at settlement of treasury positions	(1)	—	—	(1)	—	(1)

Net treasury mark-to-market gains (losses)	(4)	—	(1)	(5)	—	(5)

Net mark-to-market gains (losses)	$(83)	$69	$(1)	$(15)	$—	$(15)

	Generation				HoldCo	Exelon
Six Months Ended June 30, 2014	Operating Revenues	Purchased Power and Fuel	Interest Expense	Total	Interest Expense	Total
Change in fair value of commodity positions	$(975)	$282	$—	$(693)	$—	$(693)
Reclassification to realized at settlement of commodity positions	137	(183)	—	(46)	—	(46)

Net commodity mark-to-market gains (losses)	(838)	99	—	(739)	—	(739)

Change in fair value of treasury positions	(4)	—	(1)	(5)	—	(5)
Reclassification to realized at settlement of treasury positions	(1)	—	—	(1)	—	(1)

Net treasury mark-to-market gains (losses)	(5)	—	(1)	(6)	—	(6)

Net mark-to-market gains (losses)	$(843)	$99	$(1)	$(745)	$—	$(745)

Proprietary Trading Activities (Exelon and Generation).    For the three and six months ended June 30, 2015 and 2014, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) (before income taxes) relating to mark-to-market activity on commodity derivative instruments entered into for proprietary trading

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

purposes and interest rate derivative contracts to hedge risk associated with the interest rate component of underlying commodity positions. Gains and losses associated with proprietary trading are reported as operating revenue in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized at settlement” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Location on Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Change in fair value of commodity positions	Operating Revenues	$7	$1	$8	$—
Reclassification to realized at settlement of commodity positions	Operating Revenues	(7)	(8)	(5)	(7)

Net commodity mark-to-market gains (losses)	Operating Revenues	—	(7)	3	(7)

Change in fair value of treasury positions	Operating Revenues	—	—	4	(1)
Reclassification to realized at settlement of treasury positions	Operating Revenues	(2)	1	(6)	1

Net treasury mark-to-market gains (losses)	Operating Revenues	(2)	1	(2)	—

Total Net mark-to-market gains (losses)	Operating Revenues	$(2)	$(6)	$1	$(7)

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2015. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the table below exclude credit risk exposure from individual retail counterparties, Nuclear fuel procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, further discussed

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

in ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO and BGE of $36 million, $35 million and $31 million, as of June 30, 2015, respectively.

Rating as of June 30, 2015	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,643	$24	$1,619	1	$444
Non-investment grade	55	18	37	—	—
No external ratings
Internally rated — investment grade	498	—	498	—	—
Internally rated — non-investment grade	48	6	42	—	—

Total	$2,244	$48	$2,196	1	$444

Net Credit Exposure by Type of Counterparty	As of June 30, 2015
Financial institutions	$383
Investor-owned utilities, marketers, power producers	880
Energy cooperatives and municipalities	881
Other	52

Total	$2,196

(a)	As of June 30, 2015, credit collateral held from counterparties where Generation had credit exposure included $30 million of cash and $18 million of letters of credit.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion after adjusting for any unpaid deliveries and unsecured credit allowed under the contract. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of June 30, 2015, ComEd’s net credit exposure to suppliers was immaterial.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2014 Form 10-K for additional information.

PECO’s supplier master agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents PECO’s net credit exposure. As of June 30, 2015, PECO is currently holding $3 million in collateral from suppliers.

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

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements. As of June 30, 2015, PECO had no credit exposure under its natural gas supply and asset management agreements with investment grade suppliers.

BGE is permitted to recover its costs of procuring energy through the MDPSC-approved procurement tariffs. BGE’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 5 — Regulatory Matters for additional information.

BGE’s full requirement wholesale electric power agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier, or its guarantor, to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth, subject to an unsecured credit cap. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents BGE’s net credit exposure. The seller’s credit exposure is calculated each business day. As of June 30, 2015, BGE had no net credit exposure to suppliers.

BGE’s regulated gas business is exposed to market-price risk. This market-price risk is mitigated by BGE’s recovery of its costs to procure natural gas through a gas cost adjustment clause approved by the MDPSC. BGE does make off-system sales after BGE has satisfied its customers’ demands, which are not covered by the gas cost adjustment clause. At June 30, 2015, BGE had credit exposure of less than $1 million related to off-system sales which is mitigated by parental guarantees, letters of credit, or right to offset clauses within other contracts with those third-party suppliers.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Feature	June 30, 2015	December 31, 2014
Gross Fair Value of Derivative Contracts Containing this Feature(a)	$(1,558)	$(1,433)
Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	1,275	1,140

Net Fair Value of Derivative Contracts Containing This Feature(c)	$(283)	$(293)

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk related contingent features ignoring the effects of master netting agreements.
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

Generation had cash collateral posted of $1,020 million and letters of credit posted of $511 million and cash collateral held of $39 million and letters of credit held of $23 million as of June 30, 2015 for counterparties with derivative positions. Generation had cash collateral posted of $1,497 million and letters of credit posted of $672 million and cash collateral held of $77 million and letters of credit held of $24 million at December 31, 2014 for counterparties with derivative positions. In the event of a credit downgrade below investment grade (i.e., to BB+ by S&P or Ba1 by Moody’s), Generation would have been required to post additional collateral of $2.2 billion and $2.4 billion as of June 30, 2015 and December 31, 2014, respectively. These amounts represent the potential additional collateral required after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Generation’s and Exelon’s interest rate swaps contain provisions that, in the event of a merger, if Generation’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of June 30, 2015, Generation’s swaps were in an asset with a fair value of $10 million and Exelon’s swaps were in a liability position, with a fair value of $31 million, respectively.

See Note 24 — Segment Information of the Exelon 2014 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into supply forward contracts with certain utilities, including PECO and BGE, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of June 30, 2015, ComEd held approximately $2 million collateral from suppliers in association with energy procurement contracts. Under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of June 30, 2015, ComEd held approximately $19 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. See Note 3 — Regulatory Matters of the Exelon 2014 Form 10-K for additional information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of June 30, 2015, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of June 30, 2015, PECO could have been required to post approximately $20 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

BGE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require BGE to post collateral.

BGE’s natural gas procurement contracts contain provisions that could require BGE to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon BGE’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of June 30, 2015, BGE was not required to post collateral for any of these agreements. If BGE lost its investment grade credit rating as of June 30, 2015, BGE could have been required to post approximately $34 million of collateral to its counterparties.

11.    Debt and Credit Agreements (Exelon, Generation, ComEd, PECO and BGE)

Short-Term Borrowings

Exelon, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the intercompany money pool.

The Registrants had the following amounts of commercial paper borrowings outstanding as of June 30, 2015 and December 31, 2014:

Commercial Paper Borrowings	June 30, 2015	December 31, 2014
Exelon Corporate	$—	$—
Generation	—	—
ComEd	503	304
PECO	—	—
BGE	—	120

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Credit Facilities

Exelon had bank lines of credit under committed credit facilities at June 30, 2015 for short-term financial needs, as follows:

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

(a)

Excludes additional credit facility agreements for Generation, ComEd, PECO and BGE with aggregate commitments of $50 million, $34 million, $34 million and $5 million, respectively, arranged with minority and community banks located primarily within ComEd’s, PECO’s and BGE’s service territories. These facilities expire on October 16, 2015. These facilities are solely utilized to issue letters of credit. As of June 30, 2015, letters of credit issued under these agreements for Generation, ComEd, PECO and BGE totaled $7 million, $16 million, $21 million and $1 million, respectively.

(b)	Syndicated revolvers include credit facility commitments of $22 million, $27 million and $27 million for Exelon Corporate, PECO and BGE, respectively, which expire in August 2018.

As of June 30, 2015, there were no borrowings under the Registrants’ credit facilities.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Long-Term Debt

Issuance of Long-Term Debt

During the six months ended June 30, 2015, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon Corporate	Senior Unsecured Notes(a)	1.55%	June 9, 2017	$550	Finance a portion of the pending acquisition of PHI and related costs and expenses, and for general corporate purposes

Exelon Corporate	Senior Unsecured Notes(a)	2.85%	June 15, 2020	$900	Finance a portion of the pending acquisition of PHI and related costs and expenses, and for general corporate purposes

Exelon Corporate	Senior Unsecured Notes(a)(b)	3.95%	June 15, 2025	$1,250	Finance a portion of the pending acquisition of PHI and related costs and expenses, and for general corporate purposes

Exelon Corporate	Senior Unsecured Notes(a)(b)	4.95%	June 15, 2035	$500	Finance a portion of the pending acquisition of PHI and related costs and expenses, and for general corporate purposes

Exelon Corporate	Senior Unsecured Notes(a)(b)	5.10%	June 15, 2045	$1,000	Finance a portion of the pending acquisition of PHI and related costs and expenses, and for general corporate purposes

Exelon Corporate	Long Term Software License Agreement	3.95%	May 1, 2024	$111	Procurement of software licensers

Generation	Senior Unsecured Notes(c)	2.95%	January 15, 2020	$750	Fund the optional redemption of Exelon’s $550 million, 4.550% Senior Notes and for general corporate purposes

Generation	AVSR DOE Nonrecourse Debt	2.29 - 2.96%	January 5, 2037	$39	Antelope Valley solar development

Generation	Energy Efficiency Project Financing	3.71%	October 1, 2035	$42	Funding to install energy conservation measures in Coleman, Florida

Generation	Energy Efficiency Project Financing	3.55%	November 15, 2016	$19	Funding to install energy conservation measures in Frederick, Maryland

Generation	Tax Exempt Pollution Control Revenue Bonds(d)	2.50 - 2.70%	2019 - 2020	$435	General corporate purposes

Generation	Albany Green Energy Project Financing	LIBOR + 1.25%	November 17, 2017	$50	Albany Green Energy biomass generation development

ComEd	Mortgage Bonds Series 118	3.70%	March 1, 2045	$400	Refinance maturing mortgage bonds, repay a portion of ComEd’s outstanding commercial paper obligations and for general corporate purposes

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

In connection with the issuance of PHI acquisition financing, Exelon terminated its interest rate swaps that had been designated as cash flow hedges. See Note 10 — Derivative Financial Instruments for further information.

(b)

The 2025 notes, the 2035 notes and the 2045 notes must be redeemed upon the earlier of (i) December 31, 2015, if the PHI acquisition is not consummated on or prior to such date, or (ii) the date on which the Merger Agreement relating to the PHI acquisition is terminated.

(c)

In connection with the issuance of Senior Unsecured Notes, Exelon terminated floating-to-fixed interest rate swaps that had been designated as cash flow hedges. See Note 10 — Derivative Financial Instruments for further information on the swap termination.

(d)	The Tax Exempt Pollution Control Revenue Bonds have a mandatory put date that ranges from March 1, 2019 - September 1, 2020.

Merger Financing

In May 2014, concurrently and in connection with entering into the agreement to acquire PHI, Exelon entered into a credit facility to which the lenders committed to provide Exelon a 364-day senior unsecured bridge credit facility of 7.2 billion to support the contemplated transaction and provide flexibility for timing of permanent financing. In June 2015, the remaining $3.2 billion bridge credit facility was terminated as a result of Exelon’s issuance of $4.2 billion of long-term debt to fund a portion of the purchase price and related costs and expenses of the merger between Exelon and PHI and for general corporate purposes.

Albany Green Energy Project (AGE)

Generation owns 90% of Albany Green Energy, LLC (AGE), which is a consolidated variable interest entity (see Note 3 — Variable Interest Entities for additional information). In the second quarter of 2015, AGE closed the construction financing and executed an Engineering, Procurement and Construction (EPC) contract to construct a biomass-fueled, combined heat and power facility in Albany, GA. The financing will accumulate and accrue interest throughout construction and is due upon substantial completion of the facility, but no later than November 17, 2017.

During the six months ended June 30, 2014, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Junior Subordinated Notes	2.50%	June 1, 2024	$1,150	Finance a portion of the acquisition of PHI and for general corporate purposes

Generation	Nuclear Fuel Purchase Contract	3.35%	June 30, 2018	$38	Procurement of uranium

Generation	ExGen Renewables I Nonrecourse Debt	LIBOR + 4.25%	February 6, 2021	$300	General corporate purposes

ComEd	First Mortgage Bonds Series 115	2.15%	January 15, 2019	$300	Refinance maturing mortgage bonds and general corporate purposes

ComEd	First Mortgage Bonds Series 116	4.70%	January 15, 2044	$350	Refinance maturing mortgage bonds and general corporate purposes

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Retirement and Redemptions of Current and Long-Term Debt

During the six months ended June 30, 2015, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon Corporate(a)	Senior Unsecured Notes	4.55%	June 15, 2015	$550
Exelon Corporate	Senior Notes	4.90%	June 15, 2015	$800
Generation(a)	Senior Unsecured Notes	4.55%	June 15, 2015	$550
Generation	CEU Upstream Nonrecourse Debt	LIBOR + 2.25%	January 14, 2019	$2
Generation	AVSR DOE Nonrecourse Debt	2.29%-3.56%	January 5, 2037	$6
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$2
Generation	Continental Wind Nonrecourse Debt	6.00%	February 28, 2033	$10
Generation	ExGen Texas Power Nonrecourse Debt	LIBOR + 4.75%	September 8, 2021	$3
Generation	ExGen Renewables I Nonrecourse Debt	4.49%	February 6, 2021	$14
Generation	Constellation Solar Horizons Nonrecourse Debt	2.56%	September 7, 2030	$1
Generation	Sacramento PV Energy Nonrecourse Debt	2.58%	December 31, 2030	$1
ComEd	FMB Series 101	4.70%	April 15, 2015	$260
BGE	Rate Stabilization Bonds	5.72%	April 1, 2016	$37

(a)

As part of the 2012 Constellation merger, Exelon and subsidiaries of Generation assumed intercompany loan agreements that mirrored the terms and amounts of external obligations held by Exelon, resulting in intercompany notes payable at Generation and Exelon Corporate.

On July 6, 2015, Generation paid down $6 million of principal of its 2.29%-3.55% AVSR DOE Nonrecourse debt.

During the six months ended June 30, 2014, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Generation	Senior Unsecured Notes	5.35%	January 15, 2014	$500
Generation	Pollution Control Notes	4.10%	July 1, 2014	$20
Generation	Continental Wind Nonrecourse Debt	6.00%	February 28, 2033	$11
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$2
Generation	ExGen Renewables I Nonrecourse Debt	3mL + 4.25%	February 6, 2021	$3
Generation	AVSR DOE Nonrecourse Debt	2.33% - 3.55%	January 5, 2037	$1
Generation	Clean Horizons Solar Nonrecourse Debt	2.56%	September 7, 2030	$1
Generation	Sacramento Solar Nonrecourse Debt	2.56%	December 31, 2030	$1
ComEd	Mortgage Bonds Series 110	1.63%	January 15, 2014	$600
ComEd	Pollution Control Series 1994C	5.85%	January 15, 2014	$17
BGE	Rate Stabilization Bonds	5.72%	April 1, 2016	$35

Junior Subordinated Notes

In June 2014, Exelon issued $1.15 billion of junior subordinated notes in the form of 23 million equity units at a stated amount of $50.00 per unit. Net proceeds from the issuance were $1.11 billion, net of a $35 million

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

underwriter fee. The net proceeds are being used to finance a portion of the acquisition and related costs and expenses for PHI and for general corporate purposes. Each equity unit represents an undivided beneficial ownership interest in Exelon’s 2.50% junior subordinated notes due in 2024 and a forward equity purchase contract which settles in 2017. The junior subordinated notes are expected to be remarketed in 2017.

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

12.   Income Taxes (Exelon, Generation, ComEd, PECO and BGE)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

For the Three Months Ended June 30, 2015	Exelon	Generation	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.9	3.4	5.6	1.4	5.3
Qualified nuclear decommissioning trust fund income	(1.0)	(1.7)	—	—	—
Domestic production activities deduction	(2.0)	(3.4)	—	—	—
Health care reform legislation	—	—	—	—	0.1
Amortization of investment tax credit, net deferred taxes	(0.6)	(0.9)	(0.3)	(0.1)	(0.2)
Plant basis differences	(1.0)	—	(0.1)	(9.0)	(0.5)
Production tax credits and other credits	(1.3)	(2.2)	—	—	—
Noncontrolling interest	(0.4)	(0.6)	—	—	—
Other	1.4	2.0	0.5	0.5	0.8

Effective income tax rate	34.0%	31.6%	40.7%	27.8%	40.5%

For the Six Months Ended June 30, 2015	Exelon	Generation	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.2	3.0	5.3	1.3	5.3
Qualified nuclear decommissioning trust fund income	0.6	0.9	—	—	—
Domestic production activities deduction	(2.1)	(3.4)	—	—	—
Health care reform legislation	—	—	—	—	0.2
Amortization of investment tax credit, net deferred taxes	(0.8)	(1.1)	(0.3)	(0.1)	(0.1)
Plant basis differences	(1.1)	—	(0.2)	(7.5)	(0.3)
Production tax credits and other credits	(1.6)	(2.5)	—	—	—
Noncontrolling interest	(0.6)	(0.8)	—	—	—
Other	0.8	0.6	0.4	0.2	—

Effective income tax rate	33.4%	31.7%	40.2%	28.9%	40.1%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the Three Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.1	1.7	4.6	(0.5)	4.1
Qualified nuclear decommissioning trust fund income	4.1	6.0	—	—	—
Domestic production activities deduction	(2.0)	(2.9)	—	—	—
Health care reform legislation	—	—	0.2	—	0.2
Amortization of investment tax credit, net deferred taxes	(0.4)	(0.5)	(0.3)	(0.1)	(0.7)
Plant basis differences	(1.6)	—	(0.4)	(13.2)	5.1
Production tax credits and other credits	(0.8)	(1.1)	—	—	—
Noncontrolling interest	(2.0)	(2.9)	—	—	—
Other	(1.2)	(0.4)	0.2	0.3	(1.3)

Effective income tax rate	33.2%	34.9%	39.3%	21.5%	42.4%

For the Six Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(0.6)	(14.7)	5.0	0.4	5.0
Qualified nuclear decommissioning trust fund income	5.9	27.7	—	—	—
Domestic production activities deduction	(3.2)	(14.8)	—	—	—
Health care reform legislation	0.1	—	0.2	—	0.2
Amortization of investment tax credit, net deferred taxes	(1.2)	(4.9)	(0.3)	(0.1)	(0.3)
Plant basis differences	(3.0)	—	(0.5)	(10.8)	0.4
Production tax credits and other credits	(2.4)	(11.1)	—	—	—
Noncontrolling interest	(1.9)	(8.8)	—	—	—
Other	(3.1)	(8.9)	0.2	0.3	0.1

Effective income tax rate	25.6%	(0.5)%	39.6%	24.8%	40.4%

Accounting for Uncertainty in Income Taxes

Exelon, Generation, ComEd, PECO, and BGE have $1,289 million, $745 million, $146 million, $0 million, and $120 million, of unrecognized tax benefits as of June 30, 2015, respectively, and $1,829 million, $1,357 million, $149 million, $44 million, and $0 million, of unrecognized tax benefits as of December 31, 2014, respectively. The unrecognized tax benefits as of June 30, 2015 reflect a decrease at Exelon, Generation, and PECO primarily attributable to the disallowed AmerGen claims discussed below. The unrecognized tax benefits as of June 30, 2015 reflect an increase at BGE and Generation attributable to a state income tax opportunity. A portion of the benefits associated with uncertain tax positions for utilities, if recognized, may be included in future base rates.

Nuclear Decommissioning Liabilities (Exelon and Generation)

AmerGen filed income tax refund claims taking the position that nuclear decommissioning liabilities assumed as part of its acquisition of nuclear power plants are taken into account in determining the tax basis in the assets it acquired. The additional basis results primarily in reduced capital gains or increased capital losses on the sale of assets in nonqualified decommissioning funds and increased tax depreciation and amortization deductions. The IRS disagrees with this position and disallowed AmerGen’s claims. In early 2009, Generation filed a complaint in the United States Court of Federal Claims to contest this determination. On September 17,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

2013, the Court granted the government’s motion denying AmerGen’s claims for refund. In the first quarter of 2014, Exelon filed an appeal of the decision to the United States Court of Appeals for the Federal Circuit. On March 11, 2015, the Federal Circuit affirmed the lower court’s decision to deny AmerGen’s claims for refund. Exelon will not be pursuing further appeals with respect to this issue and, as a result, reduced its total unrecognized tax benefits by $661 million in the first quarter of 2015. This change in unrecognized tax benefits had no impact on Exelon’s or Generation’s effective tax rate.

Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date

Like-Kind Exchange

As of June 30, 2015, Exelon and ComEd have approximately $395 million and $145 million of unrecognized tax benefits that could significantly decrease within the 12 months after the reporting date as a result of a decision in the like-kind exchange litigation described below. Exelon and ComEd have unrecognized tax benefits that, if recognized, would decrease Exelon’s effective tax rate by $71 million and increase ComEd’s effective tax rate by $11 million.

Settlement of Income Tax Audits

As of June 30, 2015, Exelon, Generation, and BGE have approximately $347 million, $227 million, and $120 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date as a result of completing audits, potential settlements, and expected statute of limitation expirations. Of the above unrecognized tax benefits, Exelon and Generation have $227 million that, if recognized, would decrease the effective tax rate. The unrecognized tax benefit related to BGE, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.

In July 2015, certain of these unrecognized state tax benefits were effectively settled resulting in a reduction of $45 million of tax expense and $21 million of accrued interest (after-tax) at Generation in the third quarter of 2015.

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

In the event of a fully successful IRS challenge to Exelon’s like-kind exchange position, the potential tax and after-tax interest, exclusive of penalties, that could become currently payable as of June 30, 2015 may be as much as $810 million, of which approximately $310 million would be attributable to ComEd after consideration of Exelon’s agreement to hold ComEd harmless, and the balance at Exelon. Litigation could take several years such that the estimated cash and interest impacts would likely change by a material amount.

In the first quarter of 2014, Exelon entered into an agreement to terminate its investment in one of the three municipal-owned electric generation properties in exchange for a net early termination amount of $335 million. In connection with the termination, Exelon will deposit $260 million with the IRS for its 2014 tax year, including $135 million by ComEd representing the remaining gain deferred pursuant to the like-kind exchange transaction. The deposit can be applied to satisfy taxes owed for any tax year. In the event of a fully successful IRS challenge to Exelon’s like-kind exchange position, the amount placed on deposit will be redesignated to reduce the amount of tax and after-tax interest discussed in the preceding paragraph.

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

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2014 to June 30, 2015:

Nuclear decommissioning ARO at December 31, 2014(a)	$6,961
Net increase due to changes in, and timing of, estimated future cash flows(b)	55
Accretion expense	189
Costs incurred to decommission retired plants	(1)

Nuclear decommissioning ARO at June 30, 2015(a)	$7,204

(a)

Includes $7 million and $8 million as the current portion of the ARO at June 30, 2015 and December 31, 2014 respectively, which is included in Other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

(b)

Represents a purchase accounting adjustment to the fair value of the CENG ARO liability as of April 1, 2014, the date of consolidation. See Note 6 — Investment in Constellation Energy Nuclear Group, LLC for additional information.

Nuclear Decommissioning Trust Fund Investments

At June 30, 2015 and December 31, 2014, Exelon and Generation had NDT fund investments totaling $10,607 million and $10,537 million, respectively.

The following table provides unrealized gains (losses) on NDT funds for the three and six months ended June 30, 2015 and 2014:

	Exelon and Generation
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net unrealized gains (losses) on decommissioning trust funds — Regulatory Agreement Units(a)	$(133)	$172	$(85)	$234
Net unrealized gains (losses) on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	(96)	128	(56)	141

(a)

Net unrealized gains (losses) related to Generation’s NDT funds associated with Regulatory Agreement Units are included in Regulatory liabilities on Exelon’s Consolidated Balance Sheets and Noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $10 million of net unrealized gains related to the Zion Station pledged assets for the three months ended June 30, 2014 and $9 million and $20 million of net unrealized gains related to the Zion Station pledged assets for the six months ended June 30, 2015 and 2014, respectively. Net unrealized gains related to Zion Station pledged assets are included in the Payable for Zion Station decommissioning on Exelon’s and Generation’s Consolidated Balance Sheets.

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

Zion Station Decommissioning

On September 1, 2010, Generation completed an Asset Sale Agreement (ASA) with EnergySolutions Inc. and its wholly owned subsidiaries, EnergySolutions, LLC (EnergySolutions) and ZionSolutions, under which ZionSolutions has assumed responsibility for completing certain decommissioning activities at Zion Station, which is located in Zion, Illinois and ceased operation in 1998. See Note 15 — Asset Retirement Obligations of the Exelon 2014 Form 10-K for information regarding the specific treatment of assets, including NDT funds, and decommissioning liabilities transferred in the transaction.

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to Pledged assets for Zion Station decommissioning within Generation’s and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a Payable for Zion Station decommissioning in Generation’s and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, are recorded as a change in the Payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Generation has retained its obligation for the SNF. Following ZionSolutions’ completion of its contractual obligations and transfer of the NRC license to Generation, Generation will store the SNF at Zion Station until it is transferred to the DOE for ultimate disposal, and will complete all remaining decommissioning activities associated with the SNF dry storage facility. Generation has a liability of approximately $88 million, which is included within the nuclear decommissioning ARO at June 30, 2015. Generation also has retained NDT assets to fund its obligation to maintain the SNF at Zion Station until transfer to the DOE and to complete all remaining decommissioning activities for the SNF storage facility. Any shortage of funds necessary to maintain the SNF and decommission the SNF storage facility is ultimately required to be funded by Generation. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers in accordance with the applicable orders. The following table provides the pledged assets and payables to ZionSolutions, and withdrawals by ZionSolutions at June 30, 2015 and December 31, 2014:

	Exelon and Generation
	June 30, 2015	December 31, 2014
Carrying value of Zion Station pledged assets	$264	$319
Payable to Zion Solutions(a)	241	292
Current portion of payable to Zion Solutions(b)	106	137
Cumulative withdrawals by Zion Solutions to pay decommissioning costs	731	666

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

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2015, Exelon received an updated valuation of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2015. This valuation resulted in an increase to the pension obligation of $45 million and an increase to the other postretirement benefit obligation of $57 million. Additionally, accumulated other comprehensive loss increased by approximately $27 million (after tax), regulatory assets increased by approximately $48 million, and regulatory liabilities decreased by approximately $11 million.

The majority of the 2015 pension benefit cost for Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 3.94%. The majority of the 2015 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 6.46% for funded plans and a discount rate of 3.92%. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets. The following tables present the components of Exelon’s net periodic benefit costs, prior to any capitalization, for the three and six months ended June 30, 2015 and 2014.

	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2015(a)	2014(a)	2015(a)	2014(a)
Service cost	$81	$74	$29	$30
Interest cost	178	190	42	47
Expected return on assets	(256)	(251)	(37)	(38)
Amortization of:
Prior service cost (benefit)	4	4	(44)	(30)
Actuarial loss	142	104	21	12

Net periodic benefit cost	$149	$121	$11	$21

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2015(a)	2014(a)	2015(a)	2014(a)
Service cost	$163	$143	$59	$62
Interest cost	355	373	83	103
Expected return on assets	(513)	(492)	(75)	(76)
Amortization of:
Prior service cost (benefit)	7	7	(88)	(34)
Actuarial loss	285	209	41	20

Net periodic benefit cost	$297	$240	$20	$75

(a)

For the three months ended June 30, 2015, the cost for pension benefits and other postretirement benefits related to CENG were $3 million and $3 million, respectively. For the six months ended June 30, 2015, the cost for pension benefits and other postretirement benefits related to CENG were $5 million and $6 million, respectively. For the period of April 1, 2014 to June 30, 2014, the cost for pension benefits and other postretirement benefits related to CENG were $2 million and $3 million, respectively. CENG amounts are included in the tables above.

The amounts below represent Generation’s, ComEd’s, PECO’s, BGE’s and BSC’s allocated portion of the pension and postretirement benefit plan costs, which were included in Property, plant and equipment within the respective Consolidated Balance Sheets and Operating and maintenance expense within the Consolidated Statement of Operations and Comprehensive Income during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and Other Postretirement Benefit Costs	2015	2014	2015	2014
Generation(a)	$68	$63	$133	$139
ComEd	51	40	103	96
PECO	10	9	19	21
BGE	17	17	33	33
BSC(b)	14	13	29	26

(a)

For the three and six months ended June 30, 2015, the costs related to CENG were $6 million and $11 million, respectively. For the period of April 1, 2014 to June 30, 2014, amounts include $5 million related to CENG.

(b)	These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO or BGE amounts above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Defined Contribution Savings Plans

The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Matching Contributions	2015	2014	2015	2014
Exelon(a)	$38	$19	$60	$48
Generation(a)	20	10	33	24
ComEd	8	5	13	12
PECO	3	2	4	4
BGE	3	1	5	4
BSC(b)	4	1	5	4

(a)

Includes $3 million and $4 million, respectively, related to CENG for the three and six months ended June 30, 2015. For the period of April 1, 2014 to June 30, 2014, amounts include $1 million related to CENG.

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

For the three and six months ended June 30, 2015 and 2014, the Registrants recorded the following severance costs associated with these ongoing severance benefits within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income:

	Exelon	Generation	ComEd	PECO	BGE
Three Months Ended
June 30, 2015	$1	$(1)	$—	$—	$—
June 30, 2014	4	2	—	—	—

Six Months Ended
June 30, 2015	$21	$17	$—	$—	$—
June 30, 2014	6	4	—	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The severance liability balances associated with these ongoing severance benefits as of June 30, 2015 and December 31, 2014 are not material.

16.    Changes in Accumulated Other Comprehensive Income (Exelon, Generation, and PECO)

The following tables present changes in accumulated other comprehensive income (loss) (AOCI) by component for the six months ended June 30, 2015 and 2014:

Six Months Ended June 30, 2015	Gains and (Losses) on Hedging Activity	Unrealized Gains and (Losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$(28)	$3	$(2,640)	$(19)	$—	$(2,684)

OCI before reclassifications	(10)	—	(29)	(9)	—	(48)
Amounts reclassified from AOCI(b)	19	—	87	—	—	106

Net current-period OCI	9	—	58	(9)	—	58

Ending balance	$(19)	$3	$(2,582)	$(28)	$—	$(2,626)

Generation(a)
Beginning balance	$(18)	$1	$—	$(19)	$—	$(36)

OCI before reclassifications	(6)	1	—	(9)	—	(14)
Amounts reclassified from AOCI(b)	3	—	—	—	—	3

Net current-period OCI	(3)	1	—	(9)	—	(11)

Ending balance	$(21)	$2	$—	$(28)	$—	$(47)

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

(a)	All amounts are net of tax. Amounts in parentheses represent a decrease in accumulated other comprehensive income.
(b)	See tables following changes in accumulated other comprehensive income tables for details about these reclassifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2014	Gains and (Losses) on Hedging Activity	Unrealized Gains and (Losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$120	$2	$(2,260)	$(10)	$108	$(2,040)

OCI before reclassifications	(11)	1	246	(1)	11	246
Amounts reclassified from AOCI(b)	(62)	—	66	—	(116)	(112)

Net current-period OCI	(73)	1	312	(1)	(105)	134

Ending balance	$47	$3	$(1,948)	$(11)	$3	$(1,906)

Generation(a)
Beginning balance	$114	$2	$—	$(10)	$108	$214

OCI before reclassifications	(8)	(1)	—	(1)	11	1
Amounts reclassified from AOCI(b)	(62)	—	—	—	(116)	(178)

Net current-period OCI	(70)	(1)	—	(1)	(105)	(177)

Ending balance	$44	$1	$—	$(11)	$3	$37

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

(a)	All amounts are net of tax. Amounts in parentheses represent a decrease in accumulated other comprehensive income.
(b)	See tables following changes in accumulated other comprehensive income tables for details about these reclassifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd, PECO, and BGE did not have any reclassifications out of AOCI to Net income during the three and six months ended June 30, 2015 and 2014. The following tables present amounts reclassified out of AOCI to Net income for Exelon and Generation during the three and six months ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the Statements of Operations and Comprehensive Income
	Exelon	Generation
Gains (losses) on hedging activity
Other cash flow hedges	$(2)	$(2)	Interest expense

	(2)	(2)	Total before tax
	—	—	Tax benefit

	$(2)	$(2)	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$19	$—
Actuarial losses(b)	(90)	—

	(71)	—	Total before tax
	27	—	Tax benefit

	$(44)	$—	Net of tax

Total Reclassifications for the period	$(46)	$(2)	Net of Tax

Six Months Ended June 30, 2015

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the Statements of Operations and Comprehensive Income
	Exelon	Generation
Gains (losses) on hedging activity
Terminated interest rate swaps(c)	$(26)	$—	Other, net
Energy related hedges	2	2	Operating revenues
Other cash flow hedges	(5)	(5)	Interest expense

	(29)	(3)	Total before tax
	10	—	Tax benefit

	$(19)	$(3)	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$38	$—
Actuarial losses(b)	(180)	—

	(142)	—	Total before tax
	55	—	Tax benefit

	$(87)	$—	Net of tax

Total Reclassifications for the period	$(106)	$(3)	Net of Tax

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three months ended June 30, 2014

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the Statements of Operations and Comprehensive Income
	Exelon	Generation
Gains on hedging activity
Energy related hedges	$63	$63	Operating revenues

	63	63	Total before tax
	(25)	(25)	Tax (expense)

	$38	$38	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$12	$—
Actuarial losses(b)	(61)	—

	(49)	—	Total before tax
	18	—	Tax benefit

	$(31)	$—	Net of tax

Equity investments
Reversal of CENG equity method AOCI	$193	$193	Gain on consolidation of CENG

	193	193	Total before tax
	(77)	(77)	Tax benefit

	$116	$116	Net of tax

Total reclassifications for the period	$123	$154	Net of Tax

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2014

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the Statements of Operations and Comprehensive Income
	Exelon	Generation
Gains on hedging activity
Energy related hedges	$102	$102	Operating revenues

	102	102	Total before tax
	(40)	(40)	Tax (expense)

	$62	$62	Net of tax

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$10	$—
Actuarial losses(b)	(117)	—

	(107)	—	Total before tax
	41	—	Tax benefit

	$(66)	$—	Net of tax

Equity investments
Reversal of CENG equity method AOCI	$193	$193	Gain on consolidation of CENG

	193	193	Total before tax
	(77)	(77)	Tax benefit

	$116	$116	Net of tax

Total reclassifications for the period	$112	$178	Net of Tax

(a)	All amounts are net of tax. Amounts in parentheses represent a decrease in net income.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension and OPEB cost (see Note 14 — Retirement Benefits for additional details).
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents income tax expense (benefit) allocated to each component of other comprehensive income (loss) during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Exelon
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$8	$5	$15	$5
Actuarial loss reclassified to periodic cost	(35)	(23)	(69)	(46)
Pension and non-pension postretirement benefit plans valuation adjustment	—	(166)	17	(159)
Change in unrealized (gain) loss on cash flow hedges	(2)	28	(6)	48
Change in unrealized income on equity investments	—	77	—	70
Change in unrealized loss on marketable securities	1	—	1	—

Total	$(28)	$(79)	$(42)	$(82)

Generation
Change in unrealized (gain) loss on cash flow hedges	$(1)	$25	$1	$44
Change in unrealized income on equity investments	—	77	—	70
Change in marketable securities	—	—	1	(2)

Total	$(1)	$102	$2	$112

17.    Common Stock (Exelon)

Equity Securities Offering

In June 2014, Exelon marketed an equity offering of 57.5 million shares of its common stock at a public offering price of $35 per share and entered into forward sale agreements with two counterparties. In July 2015, Exelon settled the forward sale agreements by the issuance of 57.5 million shares of Exelon common stock. Exelon received net cash proceeds of $1.87 billion, which was calculated based on a forward price of $32.48 per share as specified in the forward sale agreements. Exelon will use the net proceeds to fund the pending acquisition of PHI and related costs and expenses, and for general corporate purposes.

The forward sale agreements are classified as equity transactions. As a result, no amounts were recorded in the consolidated financial statements until the July 2015 settlement of the forward sale agreements. However, prior to the July 2015 settlement, incremental shares, if any, were included within the calculation of diluted EPS using the treasury stock method. For further information on the transaction, refer to Note 19 — Common Stock of the Exelon 2014 Form 10-K.

Concurrent with the June 2014 forward equity transaction, Exelon also issued $1.15 billion of junior subordinated notes in the form of 23 million equity units. See Note 11 — Debt and Credit Agreements for further information on the equity units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$638	$522	$1,331	$612

Average common shares outstanding — basic	863	860	862	860
Potentially dilutive effect of stock options, performance share awards and restricted stock	3	4	4	3

Average common shares outstanding — diluted	866	864	866	863

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 13 million and 15 million for the three and six months ended June 30, 2015, respectively, and 16 million for the three and six months ended June 30, 2014. The number of equity units related to the PHI merger not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 1 million for the three and six months ended June 30, 2015 since issuance. Additionally, there were no forward units related to the PHI merger not included in the calculation of diluted common shares outstanding due to their antidilutive effect for the three and six months ended June 30, 2015 since issuance. Refer to Note 17 — Common Stock for further information regarding the equity units and equity forward units.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of June 30, 2015. In 2008, Exelon management decided to defer indefinitely any share repurchases.

19.    Commitments and Contingencies (Exelon, Generation, ComEd, PECO and BGE)

The following is an update to the current status of commitments and contingencies set forth in Note 22 of the Exelon 2014 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Commitments

Energy Commitments

As of June 30, 2015, Generation’s commitments relating to its purchases from unaffiliated utilities and others of energy, capacity, transmission rights and RECs, are as indicated in the following table:

	Net Capacity Purchases(a)	REC Purchases(b)	Transmission Rights Purchases(c)	Total
2015	$218	$58	$7	$283
2016	280	288	15	583
2017	207	187	16	410
2018	96	72	17	185
2019	101	11	18	130
Thereafter	263	1	38	302

Total	$1,165	$617	$111	$1,893

(a)

Net capacity purchases include PPAs and other capacity contracts including those that are accounted for as operating leases. Amounts presented in the commitments represent Generation’s expected payments under these arrangements at June 30, 2015, net of fixed capacity payments expected to be received (“capacity offsets”) by Generation under contracts to resell such acquired capacity to third parties under long-term capacity sale contracts. As of June 30, 2015, capacity offsets were $75 million, $146 million, $149 million, $150 million, $151 million, and $604 million for years 2015, 2016, 2017, 2018, 2019, and thereafter, respectively. Expected payments include certain fixed capacity charges which may be reduced based on plant availability.

(b)	The table excludes renewable energy purchases that are contingent in nature.
(c)	Transmission rights purchases include estimated commitments for additional transmission rights that will be required to fulfill firm sales contracts.

ComEd’s, PECO’s and BGE’s electric supply procurement, curtailment services, REC and AEC purchase commitments, as applicable, as of June 30, 2015 are as follows:

		Expiration within
	Total	2015	2016	2017	2018	2019	2020 and beyond
ComEd
Electric supply procurement(a)	$697	$251	$262	$163	$21	$—	$—
Renewable energy and RECs(b)	1,481	38	76	77	78	79	1,133
PECO
Electric supply procurement(c)	671	368	270	33	—	—	—
AECs(d)	13	2	2	2	2	2	3
BGE
Electric supply procurement(e)	1,389	462	675	252	—	—	—
Curtailment services(f)	95	20	34	29	12	—	—

(a)

ComEd entered into various contracts for the procurement of electricity that started to expire in 2012, and will continue to expire through 2018. ComEd is permitted to recover its electric supply procurement costs from retail customers with no mark-up. As of June 30, 2015, ComEd has completed the ICC-approved procurement process for a portion of its energy requirements through the periods ending May 31, 2015, 2016 and 2017.

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

Fuel Purchase Obligations

In addition to the energy commitments described above, Generation has commitments to purchase fuel supplies for nuclear and fossil generation. Since the second quarter of 2014, 100% of CENG’s nuclear fuel commitments are disclosed within the Generation line below, since CENG is now fully consolidated by Generation. PECO and BGE have commitments to purchase natural gas related to transportation, storage capacity and services to serve customers in their gas distribution service territory. As of June 30, 2015, these net commitments were as follows:

		Expiration within
	Total	2015	2016	2017	2018	2019	2020 and beyond
Generation	$8,884	$726	$1,129	$1,078	$969	$880	$4,102
PECO	375	65	107	66	46	20	71
BGE	622	52	103	92	69	61	245

Other Purchase Obligations

The Registrants’ other purchase obligations as of June 30, 2015, which primarily represent commitments for services, materials and information technology, are as follows:

		Expiration within
	Total	2015	2016	2017	2018	2019	2020 and beyond
Exelon	$1,422	$342	$421	$220	$77	$80	$282
Generation(a)	339	79	95	46	33	24	62
ComEd(b)	356	153	166	8	7	7	15
PECO(b)	21	5	5	2	2	2	5
BGE(b)	302	75	116	111	—	—	—

(a)	Purchase obligations do not include commitments related to construction contracts. See Construction Commitments section below for additional information.
(b)	Purchase obligations include commitments related to smart meter installation. See Note 5 — Regulatory Matters for additional information.

Construction Commitments

Generation’s ongoing investments in renewables development and new natural gas construction illustrates Generation’s growth strategy to provide for diversification opportunities while leveraging its expertise and strengths.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation completed the construction of the Perryman 6 expansion in Perryman, Maryland, which began commercial operation in June 2015. As of June 30, 2015, Generation has no further material remaining construction commitments for the project. This project will satisfy a portion of Exelon’s commitment to Maryland. See Note 4 — Mergers, Acquisitions, and Dispositions of the Exelon 2014 Form 10-K for additional information on commitments to develop or assist in development of new generation in Maryland resulting from the Constellation merger.

Since the third quarter of 2014, Generation executed contracts associated with the construction of new combined-cycle gas turbine units in Texas. The remaining commitment is approximately $736 million under these contracts and achievement of commercial operations is expected in 2017.

Since the fourth quarter of 2014, Generation executed contracts associated with the construction of the 30 MW Fair Wind project in western Maryland. The remaining commitment is approximately $16 million under these contracts and achievement of commercial operations is expected in 2015. This project will satisfy a portion of Exelon’s 125 MW Tier I land-based renewables commitment made to Maryland. See Note 4 — Mergers, Acquisitions, and Dispositions of the Exelon 2014 Form 10-K for additional information on commitments to develop or assist in development of new generation in Maryland resulting from the Constellation merger.

Since the fourth quarter of 2014, Generation executed contracts associated with the construction of the 78 MW Sendero Wind project in southern Texas. The remaining commitment is approximately $49 million under these contracts and achievement of commercial operations is expected in 2015.

During the second quarter of 2015, Generation executed contracts associated with the construction of a 50 MW biomass facility in Georgia. The remaining commitment under these contracts is approximately $170 million and achievement of commercial operations is expected in 2017.

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

The direct investment estimate includes $95 million to $120 million relating to the construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. On March 20, 2013, Generation signed a 20 year lease agreement for office space that was contingent upon the developer obtaining all required approvals, permits and financing for the construction of a building in Baltimore, Maryland. The operating lease became effective during the second quarter of 2014 when these outstanding contingencies were met by the developer. Generation’s total commitments under the lease agreement are $0 million, $5 million, $12 million, $13 million, $13 million, and $285 million, related to 2015, 2016, 2017, 2018, 2019 and thereafter.

The direct investment commitment also includes $575 million to $650 million relating to Exelon and Generation’s development or assistance in the development of 275 — 300 MWs of new generation in Maryland, which is expected to be completed within a period of 10 years. Exelon and Generation have incurred $314 million towards satisfying the commitment for new generation development in the state of Maryland, with

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

approximately 160 MW of the new generation commencing with commercial operations to date. The MDPSC order contemplates various options for complying with the new generation development commitments, including building or acquiring generating assets, making subsidy or compliance payments, or in circumstances in which the generation build is delayed or certain specified provisions are elected, making liquidated damages payments. Exelon and Generation expect that the majority of these commitments will be satisfied by building or acquiring generating assets and, therefore, will be primarily capital in nature and recognized as incurred. However, during the third quarter of 2014, the conditions associated with one of the generation development commitments changed such that Exelon and Generation now believe that the most likely outcome will involve making subsidy payments and/or liquidated damages payments rather than constructing the specified generating plant. As a result, Exelon and Generation recorded a pre-tax $44 million loss contingency related to this generation development commitment which is included in Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. While this $44 million loss contingency represents Generation’s best estimate of the future obligation, it is reasonably possible that Exelon and Generation could ultimately be required to make cumulative subsidy payments of up to a maximum of approximately $105 million over a 20-year period dependent on actual generating output from a successfully constructed generating plant. See Note 4 — Mergers, Acquisitions, and Dispositions of the Exelon 2014 Form 10-K for additional information regarding the Constellation merger commitments.

Equity Investment Commitments

As part of Generation’s investments in technology development, Generation enters into equity purchase agreements that include commitments to invest additional equity through incremental payments to fund the anticipated needs of the planned operations of the associated companies. The commitment includes approximately $20 million of in-kind services. As of June 30, 2015, Generation’s estimated commitment relating to its equity purchase agreements, including in-kind services contributions, is anticipated to be as follows:

Total
2015	$77
2016	254
2017	23
2018	7
2019	2

Total	$363

Contingencies

Commercial Commitments

The Registrants’ commercial commitments as of June 30, 2015, representing commitments potentially triggered by future events were as follows:

	Exelon		Generation		ComEd		PECO		BGE
Letters of credit (non-debt)(a)	$1,568		$1,502		$18		$22		$1
Guarantees	5,824	(b)	3,115	(c)	203	(d)	188	(e)	263	(f)
Nuclear insurance premiums(g)	3,057		3,057		—		—		—
Underwriters discount(h)	60		—		—		—		—

Total commercial commitments	$10,509		$7,674		$221		$210		$264

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Non-debt letters of credit maintained to provide credit support for certain transactions as requested by third parties.
(b)

Primarily reflects parental guarantees issued on behalf of Generation to allow the flexibility needed to conduct business with counterparties without having to post other forms of collateral. Also reflects guarantees issued to ensure performance under specific contracts, preferred securities of financing trusts, property leases, indemnifications, NRC minimum funding assurance requirements and miscellaneous guarantees. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $674 million at June 30, 2015, which represents the total amount Exelon could be required to fund based on June 30, 2015 market prices.

(c)

Primarily reflects guarantees issued to ensure performance under energy marketing and other specific contracts. The estimated net exposure for obligations under commercial transactions covered by these guarantees was $460 million at June 30, 2015, which represents the total amount Generation could be required to fund based on June 30, 2015 market prices.

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

(h)	Represents the underwriters discount for Exelon’s forward equity transaction. See Note 17 — Common Stock for further details of the equity securities offering.

Nuclear Insurance (Exelon and Generation)

Generation is subject to liability, property damage and other risks associated with major incidents at any of its nuclear stations, including the CENG nuclear stations. Generation has mitigated its financial exposure to these risks through insurance and other industry risk-sharing provisions.

The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and also to limit the liability of nuclear reactor owners for such claims from any single incident. As of June 30, 2015, the current liability limit per incident was $13.4 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. An inflation adjustment must be made at least once every 5 years and the last inflation adjustment was made effective September 10, 2013. In accordance with the Price-Anderson Act, Generation maintains financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. As of June 30, 2015, the amount of nuclear energy liability insurance purchased is $375 million for each operating site. Additionally, the Price-Anderson Act requires a second layer of protection through the mandatory participation in a retrospective rating plan for power reactors (currently 102 reactors) resulting in an additional $12.9 billion in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident that exceeds the primary layer of financial protection. Under the Price-Anderson Act, the maximum assessment in the event of an incident for each nuclear operator, per reactor, per incident (including a 5% surcharge), is $127.3 million, payable at no more than $19 million per reactor per incident per year. Exelon’s maximum liability per incident is approximately $2.7 billion, including CENG’s related liability.

In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $13.4 billion limit for a single incident.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•

BGE has identified 13 former gas manufacturing or purification sites that it currently owns or owned at one time through a predecessor’s acquisition. Two gas manufacturing sites require some level of remediation and ongoing monitoring under the direction of the MDE. The required costs at these two sites are not considered material. An investigation of an additional gas purification site was completed during the first quarter of 2015 at the direction of the MDE. For more information, see the discussion of the Riverside site below.

ComEd, pursuant to an ICC order, and PECO, pursuant to settlements of natural gas distribution rate cases with the PAPUC, are currently recovering environmental remediation costs of former MGP facility sites through customer rates. ComEd and PECO have recorded regulatory assets for the recovery of these costs. See Note 5 — Regulatory Matters for additional information regarding the associated regulatory assets. BGE is authorized to recover, and is currently recovering, environmental costs for the remediation of the former MGP facility sites from customers; however, while BGE does not have a rider for MGP clean-up costs, BGE has historically received recovery of actual clean-up costs in distribution rates. BGE has not established a regulatory asset for the costs associated with the gas purification site as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

June 30, 2015	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$337	$267
Generation	63	—
ComEd	227	224
PECO	44	41
BGE	3	2

December 31, 2014	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$347	$277
Generation	63	—
ComEd	238	235
PECO	45	42
BGE	1	—

The Registrants cannot reasonably estimate whether they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Registrants, environmental agencies or others, or whether such costs will be recoverable from third parties, including customers.

Water Quality

Groundwater Contamination.    In October 2007, a subsidiary of Constellation entered into a consent decree with the MDE relating to groundwater contamination at a third-party facility that was licensed to accept fly ash, a byproduct generated by coal-fired plants. The consent decree required the payment of a $1 million penalty, remediation of groundwater contamination resulting from the ash placement operations at the site, replacement of drinking water supplies in the vicinity of the site, and monitoring of groundwater conditions. Generation’s remaining groundwater contamination reserve was $13 million at both June 30, 2015 and December 31, 2014.

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

Generation increased its reserve for asbestos-related bodily injury claims pertaining to Midwest Generations’ share of liability as a result of the rejection of the asbestos cost sharing agreement in the bankruptcy proceedings. Exelon and Generation may be entitled to damages associated with the rejection of the agreement and a claim has been filed by Exelon for such damages. These amounts are considered to be contingent gains and would not be recognized until realized.

As a prior owner of the generating stations, ComEd (and Generation, through its agreement in Exelon’s 2001 corporate restructuring to assume ComEd’s rights and obligations associated with its former generation business) could face liability (along with any other potentially responsible parties) for environmental conditions at the stations requiring remediation, with the determination of the allocation among the parties subject to many uncertain factors. ComEd and Generation are unable to predict whether and to what extent they may ultimately be held responsible for remediation and other costs relating to the generating stations and as a result no liability has been recorded as of June 30, 2015. Any liability imposed on ComEd or Generation for environmental matters relating to the generating stations could have a material adverse impact on their future results of operations and cash flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Solid and Hazardous Waste

Cotter Corporation.    The U.S. EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. On February 18, 2000, ComEd sold Cotter to an unaffiliated third- party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. On May 29, 2008, the U.S. EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. By letter dated January 11, 2010, the U.S. EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve complete excavation of the radiological contamination. On September 30, 2011, the PRPs submitted the final supplemental feasibility study to the U.S. EPA for review. In June 2012, the U.S. EPA requested that the PRPs perform additional analysis and groundwater sampling as part of the supplemental feasibility study, and subsequently requested additional analysis sampling and modeling that will be conducted throughout 2015. In light of these additional requests, it is unknown when the U.S EPA will propose a remedy for public comment, but will likely be sometime in 2017 at the earliest. Thereafter the U.S. EPA will select a final remedy and enter into a Consent Decree with the PRPs to effectuate the remedy. A complete excavation remedy would be significantly more expensive than the previously selected additional cover remedy; however, Generation believes the likelihood that the U.S. EPA would require a complete excavation remedy is remote. The current estimated cost of the landfill cover remediation for the site is approximately $60 million, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability.

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

On February 28, 2012, and April 10, 2012, two lawsuits were filed in the U.S. District Court for the Eastern District of Missouri against 13 and 16 defendants, respectively, including Exelon, Generation and ComEd (the Exelon defendants) and Cotter. The suits allege that individuals living in the North St. Louis area developed some form of cancer due to the Exelon defendants’ negligent or reckless conduct in processing, transporting, storing, handling and/or disposing of radioactive materials. Plaintiffs have asserted claims for negligence, strict liability, emotional distress, medical monitoring, and violations of the Price-Anderson Act. The complaints do not contain specific damage claims. On May 30, 2012, the plaintiffs filed voluntary motions to dismiss the Exelon defendants from both lawsuits which were subsequently granted. Since May 30, 2012, several related lawsuits have been filed in the same court on behalf of various plaintiffs against Cotter and other defendants, but not Exelon. The allegations in these related lawsuits mirror the initially filed lawsuits. In the event of a finding of liability, it is reasonably possible that Exelon would be considered liable due to its indemnification responsibilities of Cotter described above. On March 27, 2013, the U.S. District Court dismissed all state

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

common law actions brought under the initial two lawsuits; and also found that the plaintiffs had not properly brought the actions under the Price-Anderson Act. On July 8, 2013, the plaintiffs filed amended complaints under the Price-Anderson Act. Cotter moved to dismiss the amended complaints and has motions currently pending before the court. At this stage of the litigation, Exelon, Generation, and ComEd cannot estimate a range of loss, if any.

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

Rossville Ash Site.    The Rossville Ash Site is a 32-acre property located in Rosedale, Baltimore County, Maryland, which was used for the placement of fly ash from 1983-2007. The property is owned by Constellation Power Source Generation, LLC (CPSG). In 2008, CPSG investigated and remediated the property by entering it into the Maryland Voluntary Cleanup Program (VCP) to address any historic environmental concerns and ready the site for appropriate future redevelopment. The site was accepted into the program in 2010 and is currently going through the process to remediate the site and receive closure from MDE. Exelon currently estimates the cost to close the site to be approximately $9 million, which has been fully reserved as of June 30, 2015.

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

Riverside.    In 2013, the Maryland Department of the Environment (MDE), at the request of U.S. EPA, conducted a site inspection and limited environmental sampling of certain portions of the 170 acre Riverside property owned by BGE. The site consists of several different parcels with different current and historical uses. The sampling included soil and groundwater samples for a number of potential environmental contaminants. The sampling confirmed the existence of contaminants consistent with the known historical uses of the various portions of the site. In March 2014, the MDE requested that BGE conduct an investigation of three specific areas of the site, and a site-wide investigation of soils, sediment, groundwater, and surface water to complement the MDE sampling. The field investigation was completed in January 2015, and a final report was provided to MDE

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

on June 2, 2015. Upon completion of the investigation the MDE will determine if the site requires further action and/or remediation. Based upon the investigation to date, BGE has established what it believes is an appropriate reserve. As the investigation and potential remediation proceed, it is possible that additional reserves could be established, in amounts that would be material to BGE.

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

At June 30, 2015 and December 31, 2014, Generation had reserved approximately $97 million and $100 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2015, approximately $20 million of this amount related to 213 open claims presented to Generation, while the remaining $77 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary. During the second quarter of 2015, Generation increased its reserve by approximately $1 million, primarily due to an increase in actual and projected claims costs.

On November 22, 2013, the Supreme Court of Pennsylvania held that the Pennsylvania Workers Compensation Act does not apply to an employee’s disability or death resulting from occupational disease, such as diseases related to asbestos exposure, which manifests more than 300 weeks after the employee’s last employment-based exposure, and that therefore the exclusivity provision of the Act does not preclude such employee from suing his or her employer in court. The Supreme Court’s ruling reverses previous rulings by the Pennsylvania Superior Court precluding current and former employees from suing their employers in court, despite the fact that the same employee was not eligible for workers compensation benefits for diseases that manifest more than 300 weeks after the employee’s last employment-based exposure to asbestos. Since the Pennsylvania Supreme Court’s ruling in November 2013 , Exelon, Generation, and PECO have experienced an increase in asbestos-related personal injury claims brought by former PECO employees, all of which have been reserved against on a claim by claim basis. Those additional claims are taken into account in projecting estimated future asbestos-related bodily injury claims.

On June 27, 2014, the Illinois Court of Appeals ruled that the Illinois Worker’s Compensation law should not apply in cases where the diagnosis of an asbestos related disease occurred after the 25-year maximum time period for filing a Worker’s Compensation claim. This decision is now on appeal to the Illinois Supreme Court. If confirmed on appeal, former employees could file suit against Exelon, Generation, and ComEd, similar to the way former employees are filing suit against Exelon in Pennsylvania. Currently, Exelon, Generation, and ComEd are unable to predict whether and to what extent they may experience additional claims in the future as a result of this ruling; as such, no increase to the asbestos-related bodily injury liability has been recorded as of June 30, 2015.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

There is a reasonable possibility that Exelon may have additional exposure to estimated future asbestos-related bodily injury claims in excess of the amount accrued and the increases could have a material adverse effect on Exelon’s, Generation’s, PECO’s and ComEd’s future results of operations and cash flows.

BGE.    Since 1993, BGE and certain Constellation (now Generation) subsidiaries have been involved in several actions concerning asbestos. The actions are based upon the theory of “premises liability,” alleging that BGE and Generation knew of and exposed individuals to an asbestos hazard. In addition to BGE and Generation, numerous other parties are defendants in these cases.

Approximately 468 individuals who were never employees of BGE or certain Constellation subsidiaries have pending claims each seeking several million dollars in compensatory and punitive damages. Cross-claims and third-party claims brought by other defendants may also be filed against BGE and certain Constellation subsidiaries in these actions. To date, most asbestos claims which have been resolved have been dismissed or resolved without any payment by BGE or certain Constellation subsidiaries and a small minority of these cases has been resolved for amounts that were not material to BGE or Generation’s financial results.

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

Telephone Consumer Protection Act Lawsuit (ComEd)

On November 19, 2013, a class action complaint was filed in the Northern District of Illinois on behalf of a single individual and a presumptive class that would include all customers that ComEd enrolled in its Outage Alert text message program. The complaint alleges that ComEd violated the Telephone Consumer Protection Act (TCPA) by sending approximately 1.2 million text messages to customers without first obtaining their consent to receive such messages. The complaint seeks certification of a class along with statutory damages, attorneys’ fees, and an order prohibiting ComEd from sending additional text messages. Such statutory damages could range from $500 to $1,500 per text. In February 2014, ComEd filed a motion to dismiss this class action complaint, which was denied in June 2014. On February 19, 2015, ComEd and the plaintiff agreed in principle to settle the suit for $5 million, which ComEd has recorded as a liability as of June 30, 2015. On June 8, 2015, the court granted preliminary approval of the settlement. A final approval hearing will be held in the fall of 2015. As ComEd is unable to predict the ultimate outcome of this proceeding, actual damages may differ from the estimated amount recorded, which may be material to ComEd’s results of operations, cash flows, and financial position.

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

20.    Supplemental Financial Information (Exelon, Generation, ComEd, PECO and BGE)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$93	$93	$—	$—	$—
Non-regulatory agreement units	74	74	—	—	—
Net unrealized losses on decommissioning trust funds
Regulatory agreement units	(133)	(133)	—	—	—
Non-regulatory agreement units	(96)	(96)	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	28	28	—	—	—

Total decommissioning-related activities	(34)	(34)	—	—	—

Investment income (expense)	1	—	—	(1)	1	(c)
Long-term lease income	4	—	—	—	—
AFUDC — Equity	5	—	1	1	3
Other	7	3	4	1	—

Other, net	$(17)	$(31)	$5	$1	$4

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2015	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$164	$164	$—	$—	$—
Non-regulatory agreement units	104	104	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	(85)	(85)	—	—	—
Non-regulatory agreement units	(56)	(56)	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	9	9	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(78)	(78)	—	—	—

Total decommissioning-related activities	58	58	—	—	—

Investment income (expense)	4	1	—	(1)	2	(c)
Long-term lease income	8	—	—	—	—
Interest income related to uncertain income tax positions	—	1	—	—	—
AFUDC — Equity	11	—	1	3	7
Terminated interest rate swaps(d)	(26)	—	—	—	—
Other	9	2	8	1	(1)

Other, net	$64	$62	$9	$3	$8

Three Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$68	$68	$—	$—	$—
Non-regulatory agreement units	38	38	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	172	172	—	—	—
Non-regulatory agreement units	128	128	—	—	—
Net unrealized losses on pledged assets
Zion Station decommissioning	10	10	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(204)	(204)	—	—	—

Total decommissioning-related activities	212	212	—	—	—

Investment income (expense)	7	7	—	(1)	2	(c)
Long-term lease income	10	—	—	—	—
Interest income related to uncertain income tax positions	(2)	3
AFUDC — Equity	4	—	—	1	3
Other	(1)	(6)	5	1	—

Other, net	$230	$216	$5	$1	$5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$111	$111	$—	$—	$—
Non-regulatory agreement units	63	63	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	234	234	—	—	—
Non-regulatory agreement units	141	141	—	—	—
Net unrealized losses on pledged assets
Zion Station decommissioning	20	20	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(299)	(299)	—	—	—

Total decommissioning-related activities	270	270	—	—	—

Investment income (expense)	8	8	—	(1)	4	(c)
Long-term lease income	17	—	—	—	—
Interest income related to uncertain income tax positions	7	17	—	—	—
AFUDC — Equity	12	—	3	3	6
Other	16	5	7	1	(1)

Other, net	$330	$300	$10	$3	$9

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
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

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014:

Six Months Ended June 30, 2015	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$1,087	$485	$312	$119	$143
Regulatory assets	101	—	40	12	49
Amortization of intangible assets, net	24	24	—	—	—
Amortization of energy contract assets and liabilities(a)	—	1	—	—	—
Nuclear fuel(b)	552	552	—	—	—
ARO accretion(c)	193	193	—	—	—

Total depreciation, amortization, accretion and depletion	$1,957	$1,255	$352	$131	$192

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO	BGE
Depreciation, amortization, accretion and depletion
Property, plant and equipment	$1,015	$444	$290	$112	$142
Regulatory assets	117	—	57	5	55
Amortization of intangible assets, net	22	22	—	—	—
Amortization of energy contract assets and liabilities(a)	113	118	—	—	—
Nuclear fuel(b)	499	499	—	—	—
ARO accretion(c)	159	159	—	—	—

Total depreciation, amortization, accretion and depletion	$1,925	$1,242	$347	$117	$197

(a)	Included in Operating revenues or Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(c)	Included in Operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

Six Months Ended June 30, 2015	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$317	$133	$103	$19		$33
Loss from equity method investments	2	3	—	—		—
Provision for uncollectible accounts	80	11	35	24		11
Stock-based compensation costs	79	—	—	—		—
Other decommissioning-related activity(a)	(50)	(50)	—	—		—
Energy-related options(b)	27	27	—	—		—
Amortization of regulatory asset related to debt costs	—	—	—	—		—
Amortization of rate stabilization deferral	40	—	—	—		40
Amortization of debt fair value adjustment	(37)	(6)	—	—		—
Discrete impacts of EIMA(c)	77	—	77	—		—
Amortization of debt costs	35	8	2	1		1
Lower of cost or market inventory adjustment	13	13	—	—		—
Other	(4)	(5)	5	1		(9)

Total other non-cash operating activities	$579	$134	$222	$45		$76

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$45	$—	$10	$27		$8
Other regulatory assets and liabilities	47	—	26	(13)		(18)
Cash deposits(d)	242	242	—	—		—
Other current assets	(53)	(39)	3	(74	)(e)	60
Other noncurrent assets and liabilities	(67)	—	(14)	—		1

Total changes in other assets and liabilities	$214	$203	$25	$(60)		$51

Non-cash investing and financing activities:
Indemnification of like-kind exchange position(f)	$—	$—	$3	$—		$—
Long-term software licensing agreement(g)	95	—	—	—		—

Total non-cash investing and financing activities:	$95	$—	$3	$—		$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2014	Exelon	Generation	ComEd	PECO		BGE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$315	$139	$96	$21		$33
Equity method investments	20	20	—	—		—
Provision for uncollectible accounts	59	8	(8)	28		30
Stock-based compensation costs	68	—	—	—		—
Other decommissioning-related activity(a)	(85)	(85)	—	—		—
Energy-related options(b)	63	63	—	—		—
Amortization of rate stabilization deferral	33	—	—	—		33
Amortization of debt fair value adjustment	(26)	(12)	—	—		—
Discrete impacts from EIMA(c)	9	—	9	—		—
Amortization of debt costs	19	6	(3)	1		1
Other	(2)	—	5	—		(8)

Total other non-cash operating activities	$473	$139	$99	$50		$89

Changes in other assets and liabilities:
Under/over-recovered energy and transmission costs	$60	$—	$61	$(6)		$8
Other regulatory assets and liabilities	(25)	—	(30)	(13)		(49)
Other current assets	(157)	13	(5)	(89	)(e)	51
Other noncurrent assets and liabilities	(158)	(69)	22	(6)		(2)

Total changes in other assets and liabilities	$(280)	$(56)	$48	$(114)		$8

Non-cash investing and financing activities:
Fair value of net assets recorded upon CENG consolidation	$3,400	$3,400	$—	$—		$—
Issuance of equity units	131	—	—	—		—
Uranium procurement	38	38	—	—		—
Indemnification of like-kind exchange position(f)	—	—	2	—		—

Total non-cash investing and financing activities	$3,569	$3,438	$2	$—		$—

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

(d)	Relates primarily to cash deposits recalled from ISOs/RTOs and replaced with letters of credit.
(e)	Relates primarily to prepaid utility taxes.
(f)	See Note 12 — Income Taxes for discussion of the like-kind exchange tax position.
(g)

Relates to a long-term software license agreement entered into on May 31, 2015. Exelon is required to make payments starting August of 2015 through May of 2024. See Note 11 — Debt and Credit Agreements for additional information.

DOE Smart Grid Investment Grant (Exelon and PECO).    For the six months ended June 30, 2014, PECO has included in the capital expenditures line item under investing activities of the cash flow statement capital expenditures of $2 million and reimbursements of $3 million related to PECO’s DOE SGIG programs. For the six months ended June 30, 2015 PECO had no capital expenditures or reimbursements, as the DOE SGIG program was completed during 2014. See Note 3 — Regulatory Matters of the Exelon 2014 Form 10-K for additional information regarding the DOE SGIG.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Supplemental Balance Sheet Information

The following tables provide additional information about assets of the Registrants as of June 30, 2015 and December 31, 2014.

June 30, 2015	Exelon		Generation		ComEd	PECO		BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$15,553	(a)	$8,146	(a)	$3,571	$3,028		$2,928
Accounts receivable:
Allowance for uncollectible accounts	323	(c)	67		95	101	(c)	60

December 31, 2014	Exelon		Generation		ComEd	PECO		BGE
Property, plant and equipment:
Accumulated depreciation and amortization	$14,742	(b)	$7,612	(b)	$3,432	$2,917		$2,868
Accounts receivable:
Allowance for uncollectible accounts	311	(c)	60		84	100	(c)	67

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,804 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $2,673 million.
(c)

Includes an allowance for uncollectible accounts of $9 million and $7 million at June 30, 2015 and December 31, 2014, respectively, related to PECO’s current installment plan receivables described below.

PECO Installment Plan Receivables (Exelon and PECO)

PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The net receivable balance for installment plans with terms greater than one year was $16 million and $15 million as of June 30, 2015 and December 31, 2014, respectively. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 — Significant Accounting Policies of the Exelon 2014 Form 10-K. The allowance for uncollectible accounts balance associated with these receivables at June 30, 2015 of $18 million consists of $1 million, $4 million and $13 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2014 of $15 million consists of $1 million, $3 million and $11 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of June 30, 2015 and December 31, 2014 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on its payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 — Significant Accounting Policies of the Exelon 2014 Form 10-K.

21.    Segment Information (Exelon, Generation, ComEd, PECO and BGE)

Operating segments for each of the Registrants are determined based on information used by the chief operating decision maker(s) (CODM) in deciding how to evaluate performance and allocate resources at each of the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon has nine reportable segments, ComEd, PECO, BGE and Generation’s six power marketing reportable segments consisting of the Mid-Atlantic, Midwest, New England, New York, ERCOT and all other power regions referred to collectively as “Other Power Regions”; which includes activities in the South, West and Canada. ComEd, PECO and BGE each represent a single reportable segment; as such, no separate segment information is provided for these Registrants. Exelon, ComEd, PECO and BGE’s CODMs evaluate the performance of and allocate resources to ComEd, PECO and BGE based on net income and return on equity.

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

•

Midwest represents operations in the western half of PJM, which includes portions of Illinois, Indiana, Ohio, Michigan, Kentucky and Tennessee, and the United States footprint of MISO, excluding MISO’s Southern Region, which covers all or most of North Dakota, South Dakota, Nebraska, Minnesota, Iowa, Wisconsin, the remaining parts of Illinois, Indiana, Michigan and Ohio not covered by PJM, and parts of Montana, Missouri and Kentucky.

•	New England represents the operations within ISO-NE covering the states of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

•	New York represents operations within ISO-NY, which covers the state of New York in its entirety.

•	ERCOT represents operations within Electric Reliability Council of Texas, covering most of the state of Texas.

•	Other Power Regions:

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

•	Canada represents operations across the entire country of Canada and includes AESO, OIESO and the Canadian portion of MISO.

The CODMs for Exelon and Generation evaluate the performance of Generation’s power marketing activities and allocate resources based on revenue net of purchased power and fuel expense. Generation believes that revenue net of purchased power and fuel expense is a useful measurement of operational performance. Revenue net of purchased power and fuel expense (RNF) is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd, PECO, and BGE. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for Generation’s owned generation and fuel costs associated with tolling agreements. Generation’s other business activities, including retail and wholesale gas, investments in gas and oil exploration and production activities, proprietary trading, compressed natural gas fueling stations, energy efficiency and cogeneration projects, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, indoor quality systems and home improvements, and investments in energy-related proprietary technology are not allocated to regions. Further, Generation’s unrealized mark-to-market impact of economic hedging activities, amortization of certain intangible assets relating to commodity contracts recorded at fair value from mergers and acquisitions and other miscellaneous revenues are also not allocated to a region. Exelon and Generation do not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements is as follows:

Three Months Ended June 30, 2015 and 2014

	Generation(a)	ComEd	PECO	BGE	Other(b)	Intersegment Eliminations	Exelon
Total revenues(c):
2015	$4,232	$1,148	$661	$628	$340	$(495)	$6,514
2014	3,789	1,128	656	653	329	(531)	6,024
Intersegment revenues(d):
2015	$152	$1	$—	$1	$340	$(493)	$1
2014	201	—	—	2	328	(531)	—
Net income (loss):
2015	$390	$99	$70	$47	$28	$(1)	$633
2014	372	111	84	19	(29)	—	557
Total assets:
June 30, 2015	$45,125	$25,961	$10,126	$8,017	$14,526	$(11,542)	$92,213
December 31, 2014	45,348	25,392	9,943	8,078	9,794	(11,741)	86,814

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Power Regions. Intersegment revenues for Generation for the three months ended June 30, 2015 include revenue from sales to PECO of $49 million and sales to BGE of $97 million in the Mid-Atlantic region, and sales to ComEd of $6 million in the Midwest. For the three months ended June 30, 2014, intersegment revenues for Generation include revenue from sales to PECO of $49 million and sales to BGE of $87 million in the Mid-Atlantic region, and sales to ComEd of $65 million in the Midwest region.

(b)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(c)

For the three months ended June 30, 2015 and 2014, utility taxes of $24 million and $21 million, respectively, are included in revenues and expenses for Generation. For the three months ended June 30, 2015 and 2014, utility taxes of $55 million and $56 million, respectively, are included in revenues and expenses for ComEd. For the three months ended June 30, 2015 and 2014, utility taxes of $32 million and $30 million, respectively, are included in revenues and expenses for PECO. For the three months ended June 30, 2015 and 2014, utility taxes of $21 million and $19 million, respectively, are included in revenues and expenses for BGE.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Revenues from External Customers(a)	Intersegment Revenues	Total Revenues	Revenues from External Customers(a)	Intersegment Revenues	Total Revenues
Mid-Atlantic	$1,336	$10	$1,346	$1,272	$5	$1,277
Midwest	1,205	1	1,206	981	—	981
New England	366	1	367	211	1	212
New York	222	(4)	218	194	—	194
ERCOT	194	(2)	192	198	(1)	197
Other Power Regions(b)	294	(5)	289	314	(6)	308

Total Revenues for Reportable Segments	3,617	1	3,618	3,170	(1)	3,169

Other(c)	615	(1)	614	619	1	620

Total Generation Consolidated Operating Revenues	$4,232	$—	$4,232	$3,789	$—	$3,789

(a)	Includes all electric sales to third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other Power Regions includes the South, West and Canada.
(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes a $17 million decrease to revenues and an $88 million decrease to revenues for the amortization of intangible assets related to commodity contracts for the three months ended June 30, 2015 and 2014, respectively, unrealized mark-to-market gains of $25 million and losses of $83 million for the three months ended June 30, 2015 and 2014, respectively, and the elimination of intersegment revenues.

Generation total revenues net of purchased power and fuel expense:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	RNF from External Customers(a)	Intersegment RNF	Total RNF	RNF from External Customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$875	$14	$889	$906	$14	$920
Midwest	745	(2)	743	604	1	605
New England	94	(6)	88	88	(24)	64
New York	139	5	144	142	6	148
ERCOT	91	(21)	70	117	(58)	59
Other Power Regions(b)	134	(72)	62	157	(82)	75

Total Revenues net of purchased power and fuel for Reportable Segments	2,078	(82)	1,996	2,014	(143)	1,871

Other(c)	305	82	387	(60)	143	83

Total Generation Revenues net of purchased power and fuel expense	$2,383	$—	$2,383	$1,954	$—	$1,954

(a)	Includes purchases and sales from third parties and affiliated sales to ComEd, PECO and BGE.
(b)	Other Power Regions includes the South, West and Canada.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes a $14 million decrease to RNF and a $50 million decrease to RNF for the amortization of intangible assets related to commodity contracts for the three months ended June 30, 2015 and 2014, respectively, unrealized mark-to-market gains of $235 million and losses of $14 million for the three months ended June 30, 2015 and 2014, respectively, and the elimination of intersegment revenues.

Six Months Ended June 30, 2015 and 2014

	Generation(a)	ComEd	PECO	BGE	Other(b)	Intersegment Eliminations	Exelon
Total revenues(c):
2015	$10,074	$2,333	$1,646	$1,664	$657	$(1,029)	$15,345
2014	8,179	2,262	1,649	1,707	619	(1,155)	13,261
Intersegment revenues(d):
2015	$362	$2	$1	$8	$656	$(1,026)	$3
2014	517	1	1	18	618	(1,155)	—
Net income (loss):
2015	$875	$189	$209	$157	$(55)	$(3)	$1,372
2014	188	209	173	106	(25)	—	651

(a)

Generation includes the six power marketing reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Power Regions. Intersegment revenues for Generation for the six months ended June 30, 2015 include revenue from sales to PECO of $112 million and sales to BGE of $235 million in the Mid-Atlantic region, and sales to ComEd of $15 million in the Midwest. For the six months ended June 30, 2014, intersegment revenues for Generation include revenue from sales to PECO of $137 million and sales to BGE of $207 million in the Mid-Atlantic region, and sales to ComEd of $173 million in the Midwest region.

(b)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(c)

For the six months ended June 30, 2015 and 2014, utility taxes of $51 million and $45 million, respectively, are included in revenues and expenses for Generation. For the six months ended June 30, 2015 and 2014, utility taxes of $117 million and $119 million, respectively, are included in revenues and expenses for ComEd. For the six months ended June 30, 2015 and 2014, utility taxes of $67 million and $65 million, respectively, are included in revenues and expenses for PECO. For the six months ended June 30, 2015 and 2014, utility taxes of $44 million and $43 million, respectively, are included in revenues and expenses for BGE.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Revenues from External Customers(b)	Intersegment Revenues	Total Revenues	Revenues from External Customers(b)	Intersegment Revenues	Total Revenues
Mid-Atlantic(a)	$2,853	$6	$2,859	$2,713	$(18)	$2,695
Midwest	2,480	2	2,482	2,239	12	2,251
New England	1,224	2	1,226	756	5	761
New York(a)	532	(4)	528	384	(3)	381
ERCOT	376	(4)	372	441	(1)	440
Other Power Regions(c)	506	(3)	503	648	1	649

Total Revenues for Reportable Segments	7,971	(1)	7,970	7,181	(4)	7,177

Other(d)	2,103	1	2,104	998	4	1,002

Total Generation Consolidated Operating Revenues	$10,074	$—	$10,074	$8,179	$—	$8,179

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, beginning on April 1, 2014, CENG’s revenues are included on a fully consolidated basis.
(b)	Includes all wholesale and retail electric sales to third parties and affiliated sales to ComEd, PECO and BGE.
(c)	Other Power Regions includes the South, West and Canada.
(d)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes a $22 million increase to revenues and a $180 million decrease to revenues for the amortization of intangible assets related to commodity contracts for the six months ended June 30, 2015 and 2014, respectively, unrealized mark-to-market gains of $179 million and losses of $843 million for the six months ended June 30, 2015 and 2014, respectively, and elimination of intersegment revenues.

Generation total revenues net of purchased power and fuel expense:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	RNF from External Customers(b)	Intersegment RNF	Total RNF	RNF from External Customers(b)	Intersegment RNF	Total RNF
Mid-Atlantic(a)	$1,659	$12	$1,671	$1,690	$(75)	$1,615
Midwest	1,446	(3)	1,443	1,134	27	1,161
New England	271	(25)	246	242	(42)	200
New York(a)	313	19	332	113	14	127
ERCOT	179	(54)	125	272	(130)	142
Other Power Regions(c)	233	(125)	108	307	(127)	180

Total Revenues net of purchased power and fuel expense for Reportable Segments	4,101	(176)	3,925	3,758	(333)	3,425

Other(d)	691	176	867	(770)	333	(437)

Total Generation Revenues net of purchased power and fuel expense	$4,792	$—	$4,792	$2,988	$—	$2,988

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, starting on April 1, 2014, CENG’s revenue net of purchased power and fuel expense are included on a fully consolidated basis.

(b)	Includes purchases and sales from third parties and affiliated sales to ComEd, PECO and BGE.
(c)	Other Power Regions includes the South, West and Canada.
(d)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes a $24 million increase to RNF and a $92 million decrease to RNF for the amortization of intangible assets related to commodity contracts for the six months ended June 30, 2015 and 2014, respectively, unrealized mark-to-market gains of $397 million and losses of $744 million for the six months ended June 30, 2015 and 2014, respectively, and the elimination of intersegment revenue net of purchased power and fuel expense.

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

Exelon has nine reportable segments consisting of Generation’s six power marketing reportable segments (Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Power Regions in Generation), ComEd, PECO and BGE. See Note 21 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon’s reportable segments.

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

Executive Overview

Financial Results.    The following consolidated financial results reflect the results of Exelon for the three and six months ended June 30, 2015 compared to the same period in 2014. All amounts presented below are before the impact of income taxes, except as noted.

	Three Months Ended June 30, 2015							Favorable (Unfavorable) Variance
	2015						2014
	Generation(a)	ComEd	PECO	BGE	Other	Exelon(a)	Exelon
Operating revenues	$4,232	$1,148	$661	$628	$(155)	$6,514	$6,024	$490
Purchased power and fuel	1,849	275	237	239	(151)	2,449	2,412	(37)

Revenue net of purchased power and fuel(b)	2,383	873	424	389	(4)	4,065	3,612	453

Other operating expenses
Operating and maintenance	1,308	384	192	149	9	2,042	2,166	124
Depreciation and amortization	255	177	69	87	14	602	590	(12)
Taxes other than income	124	69	39	54	8	294	288	(6)

Total other operating expenses	1,687	630	300	290	31	2,938	3,044	106
Gain on sales of assets	7	—	—	—	—	7	13	(6)
Gain on consolidation and acquisition of businesses	—	—	—	—	—	—	261	(261)

Operating income (loss)	703	243	124	99	(35)	1,134	842	292

Other income and (deductions)
Interest expense, net	(99)	(81)	(28)	(24)	77	(155)	(238)	83
Other, net	(31)	5	1	4	4	(17)	230	(247)

Total other income and (deductions)	(130)	(76)	(27)	(20)	81	(172)	(8)	(164)

Income before income taxes	573	167	97	79	46	962	834	128
Income taxes	181	68	27	32	19	327	277	(50)
Equity in losses of unconsolidated affiliates	(2)	—	—	—	—	(2)	—	(2)

Net income	390	99	70	47	27	633	557	76
Net income (loss) attributable to noncontrolling interests, preferred security dividends and redemption and preference stock dividends	(8)	—	—	3	—	(5)	35	40

Net income attributable to common shareholders	$398	$99	$70	$44	$27	$638	$522	$116

	Six Months Ended June 30,							Favorable (Unfavorable) Variance
	2015						2014
	Generation(a)	ComEd	PECO	BGE	Other	Exelon(a)	Exelon
Operating revenues	$10,074	$2,333	$1,646	$1,664	$(372)	$15,345	$13,261	$2,084
Purchased power and fuel	5,282	601	675	726	(365)	6,919	6,752	(167)

Revenue net of purchased power and fuel(b)	4,792	1,732	971	938	(7)	8,426	6,509	1,917

Other operating expenses
Operating and maintenance	2,619	762	414	331	(3)	4,123	4,024	(99)
Depreciation and amortization	509	352	131	192	28	1,212	1,154	(58)
Taxes other than income	246	146	80	111	15	598	580	(18)

Total other operating expenses	3,374	1,260	625	634	40	5,933	5,758	(175)
Equity in losses of unconsolidated affiliates	—	—	—	—	—	—	(20)	20
Gain on sales of assets	6	—	1	—	1	8	19	(11)
Gain on consolidation and acquisition of businesses	—	—	—	—	—	—	261	(261)

Operating income (loss)	1,424	472	347	304	(46)	2,501	1,011	1,490

Other income and (deductions)
Interest expense, net	(201)	(165)	(56)	(50)	(29)	(501)	(465)	(36)
Other, net	62	9	3	8	(18)	64	329	(265)

Total other income and (deductions)	(139)	(156)	(53)	(42)	(47)	(437)	(136)	(301)

Income (loss) before income taxes	1,285	316	294	262	(93)	2,064	875	1,189
Income taxes	407	127	85	105	(34)	690	224	(466)
Equity in earnings (loss) of unconsolidated affiliates	(3)	—	—	—	1	(2)	—	(2)

Net income (loss)	875	189	209	157	(58)	1,372	651	721
Net income attributable to noncontrolling interests, preferred security dividends and redemption and preference stock dividends	34	—	—	6	1	41	39	(2)

Net income (loss) attributable to common shareholders	$841	$189	$209	$151	$(59)	$1,331	$612	$719

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, the 2015 financial results include CENG’s results of operations on a fully consolidated basis.
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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    Exelon’s net income attributable to common shareholders was $638 million for the three months ended June 30, 2015 as compared to $522 million for the three months ended June 30, 2014, and diluted earnings per average common share were $0.74 for the three months ended June 30, 2015 as compared to $0.60 for the three months ended June 30, 2014.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, increased by $453 million for the three months ended June 30, 2015 as compared to the same period in 2014. The quarter-over-quarter increase in operating revenue net of purchased power and fuel expense was primarily due to the following favorable factors:

•

Increase of $144 million at Generation primarily due a reduction in the number nuclear outage days, increased capacity pricing, the inclusion of Integrys’ results in 2015, a decrease in fuel costs related to the cancellation of DOE spent nuclear fuel disposal fees and favorability from portfolio management optimization activities; partially offset by lower margins and capacity revenues resulting from the absence of generating assets sold in 2014;

•	Increase of $36 million at Generation related to amortization of energy contracts recorded at fair value during prior acquisitions;

•	Increase of $249 million at Generation due to mark-to-market gains of $235 million in 2015 from economic hedging activities as compared to $14 million in mark-to-market losses in 2014;

•

Increase of $14 million at ComEd primarily due to increased distribution formula rate revenue resulting from increased capital investments and increased cost recovery of O&M expenses (offset below in operating and maintenance), partially offset by lower return on common equity due to a decrease in treasury rates;

•	Increase of $9 million at PECO primarily due to favorable weather; and

•	Increase of $4 million at BGE primarily due to increased distribution revenue as a result of the December 2014 electric and natural gas distribution rate case order issued by the Maryland PSC.

Operating and maintenance expense decreased by $124 million for the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to the following favorable factors:

•	A reduction in the costs associated with number of planned nuclear refueling outage days, including Salem and the CENG plants, at Generation of $39 million;

•	Long-lived asset impairments in 2015 of $24 million as compared to $110 million in 2014;

•	Decrease in PECO’s labor, contracting and materials costs of $11 million related to a reduction in meter reading contracting costs (offset below in depreciation and amortization);

•	Decrease in Generation’s regulatory fees and assessments expense of $6 million;

•	Decreased uncollectible accounts expense at BGE of $34 million; and

•	Merger and integration costs of $17 million in 2015 as compared to $27 million in 2014.

The quarter-over-quarter decrease in operating and maintenance expense was partially offset by the following unfavorable factors:

•	Increase in Generation’s labor, contracting and materials costs of $20 million;

•	Increase in labor, contracting and materials of $21 million at ComEd related to increased contracting costs for other preventative and corrective maintenance projects;

•

An increase in pension and non-pension postretirement benefits expense of $23 million as a result the unfavorable impact of lower assumed pension and OPEB discount rates for 2015 and an increase in the life expectancy assumption for plan participants in 2015;

•	Increased storm costs at PECO of $15 million.

Depreciation and amortization expense increased by $12 million primarily related to the change in the under-recovered position of the Smart Meter program surcharge given lower meter reading costs (offset above) at PECO.

Taxes other than income remained relatively flat quarter-over-quarter.

Gain on sales of assets decreased by $6 million due to decreased asset divestiture activity in 2015.

Gain on consolidation and acquisition of businesses decreased by $261 million due to the gain recorded upon the consolidation of CENG in 2014, resulting from the difference in the fair value of CENG’s net assets as of April 2014, and the equity method investment previously recorded on Generation’s and Exelon’s books and the settlement of pre-existing transactions between Generation and CENG.

Interest expense decreased by $83 million primarily as a result of mark-to-market gains on forward-starting interest rate swaps related to financing of the pending PHI merger at Exelon Corporate, partially offset by higher outstanding debt at Generation.

Other, net decreased by $247 million primarily as a result of the change in realized and unrealized gains and losses on NDT fund investments at Generation.

Equity in losses of unconsolidated affiliates remained relatively flat quarter-over-quarter.

Exelon’s effective income tax rates for the three months ended June 30, 2015 and 2014 were 34.0% and 33.2%, respectively. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

For further detail regarding the financial results for the three months ended June 30, 2015, including explanation of the non-GAAP measure of revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    Exelon’s net income attributable to common shareholders was $1,331 million for the six months ended June 30, 2015 as compared to $612 million for the six months ended June 30, 2014, and diluted earnings per average common share were $1.54 for the six months ended June 30, 2015 as compared to $0.71 for the six months ended June 30, 2014.

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, increased by $1,917 million for the six months ended June 30, 2015 as compared to the same period in 2014. The year-over-year increase in operating revenue net of purchased power and fuel expense was primarily due to the following favorable factors:

•

Increase of $550 million at Generation primarily due to the inclusion of CENG’s results on a fully consolidated basis in 2015, a reduction in the number of nuclear outage days in 2015, the inclusion of Integrys’ results in 2015, the benefit of lower cost to serve load (including the absence of higher procurement costs for replacement power due to extreme cold weather in the first quarter of 2014), the cancellation of the DOE spent nuclear fuel disposal fee, increased capacity prices and favorability from portfolio management optimization activities, partially offset by lower margins and capacity revenues resulting from the absence of generating assets sold in 2014, lower realized energy prices and the absence of fuel optimization opportunities realized in 2014 in the South;

•	Increase of $116 million at Generation related to amortization of contracts recorded at fair value during prior acquisitions;

•	Increase of $1,141 million at Generation due to mark-to-market gains of $397 million in 2015 from economic hedging activities as compared to $744 million in mark-to-market losses in 2014;

•

Increase of $59 million at ComEd primarily due to increased distribution formula rate revenue (due to increased capital investments and increased cost recovery of O&M expenses (offset below in operating and maintenance), partially offset by lower return on common equity due to a decrease in treasury rates) and increased uncollectible accounts expense;

•	Increase of $27 million at PECO primarily due to favorable weather and volume; and

•	Increase of $28 million at BGE primarily due to increased distribution revenue as a result of the December 2014 electric and natural gas distribution rate case order issued by the Maryland PSC.

Operating and maintenance expense increased by $99 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to the following unfavorable factors:

•	Increase in Generation’s labor, contracting and materials costs of $160 million primarily due to the inclusion of CENG’s results in 2015;

•	Increase in labor, contracting and materials of $38 million at ComEd due to increased contracting costs related to preventative and corrective maintenance projects;

•	Increase in Generation’s accretion expense and regulatory fees and assessments of $23 million and $10 million, respectively, primarily due to the inclusion of CENG’s results in 2015; and

•	Increased uncollectible accounts expense at ComEd of $43 million.

The year-over-year increase in operating and maintenance expense was partially offset by the following favorable factors:

•	Long-lived asset impairments in 2015 of $24 million as compared to $110 million in 2014;

•	Decreased storm costs at PECO and BGE of $60 million and $18 million, respectively;

•	Decreased uncollectible accounts expense at BGE of $19 million;

•	A benefit in 2015 of $14 million for the favorable settlement of a long-term railcar lease agreement pursuant to the Midwest Generation bankruptcy.

Depreciation and amortization expense increased by $58 million primarily as a result of the inclusion of CENG’s results on a fully consolidated basis in 2015 at Generation, and the change in the under-recovered position of the Smart Meter program surcharge given lower meter reading costs at PECO (offset above in operating and maintenance).

Taxes other than income increased by $18 million primarily due to the inclusion of CENG’s results on a fully consolidated basis in 2015.

Equity in earnings of unconsolidated affiliates decreased by $20 million primarily due to CENG’s operating results being fully consolidated beginning April 1, 2014 and, as a result, are not reflected as equity method earnings in 2015.

Gains on sales of assets decreased by $11 million due to a reduction in generating asset divestiture activity in 2015.

Gain on consolidation and acquisition of businesses decreased by $261 million due to the gain recorded upon the consolidation of CENG in 2014, resulting from the difference in the fair value of CENG’s net assets as of April 2014, and the equity method investment previously recorded on Generation’s and Exelon’s books and the settlement of pre-existing transactions between Generation and CENG.

Interest expense increased by $36 million primarily as a result of higher outstanding debt at Generation and financing agreements related to the pending PHI merger at Exelon Corporate.

Other, net decreased by $265 million primarily as a result of the change in realized and unrealized gains and losses on NDT fund investments at Generation, favorable settlements in 2014 of certain income tax positions on Constellation’s 2009-2012 tax returns and a loss of $26 million on the termination of forward-starting interest rate swaps in 2015 at Exelon Corporate.

Exelon’s effective income tax rates for the six months ended June 30, 2015 and 2014 were 33.4% and 25.6%, respectively. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

For further detail regarding the financial results for the six months ended June 30, 2015, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings.    Exelon’s adjusted (non-GAAP) operating earnings for the three months ended June 30, 2015 were $508 million, or $0.59 per diluted share, compared with adjusted (non-GAAP) operating earnings of $440 million, or $0.51 per diluted share for the same period in 2014. Exelon’s adjusted (non-GAAP) operating earnings for the six months ended June 30, 2015 were $1,123 million, or $1.30 per diluted share, compared with adjusted (non-GAAP) operating earnings of $970 million, or $1.12 per diluted share for the same period in 2014. In addition to net income attributable to common shareholders, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of year-to-year operating results and provide an indication of Exelon’s baseline operating performance. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2015 as compared to the same period in 2014. The footnotes below the table provide tax expense (benefit) impacts:

	Three Months Ended June 30,
	2015		2014
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$638	$0.74	$522	$0.60
Mark-to-Market Impact of Economic Hedging Activities(a)	(143)	(0.16)	8	0.01
Unrealized (Gains) Losses Related to NDT Fund Investments(b)	56	0.06	(76)	(0.09)
Long-Lived Asset Impairment(c)	15	0.02	68	0.08
Merger and Integration Costs(d)	18	0.02	31	0.03
Amortization of Commodity Contract Intangibles(e)	9	0.01	23	0.03
Mark-to-Market Impact of PHI Merger Related Interest Rate Swaps(f)	(71)	(0.08)	—	—
Gain on CENG Integration(g)	—	—	(159)	(0.18)
CENG Noncontrolling Interest(h)	(14)	(0.02)	23	0.03

Adjusted (non-GAAP) Operating Earnings	$508	$0.59	$440	$0.51

	Six Months Ended June 30,
	2015		2014
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$1,331	$1.54	$612	$0.71
Mark-to-Market Impact of Economic Hedging Activities(a)	(243)	(0.27)	451	0.52
Unrealized (Gains) Losses Related to NDT Fund Investments(b)	32	0.04	(84)	(0.10)
Impairment of Long Lived Assets(c)	15	0.02	68	0.08
Merger and Integration Costs(d)	37	0.04	40	0.04
Amortization of Commodity Contract Intangibles(e)	(15)	(0.02)	54	0.06
Mark-to-Market Impact of PHI Merger Related Interest Rate Swaps(f)	(21)	(0.03)	—	—
Gain on CENG Integration(g)	—	—	(159)	(0.18)
Tax Settlements(i)	—	—	(35)	(0.04)
Midwest Generation Bankruptcy Recoveries(j)	(6)	(0.01)	—	—
CENG Noncontrolling Interest(h)	(7)	(0.01)	23	0.03

Adjusted (non-GAAP) Operating Earnings	$1,123	$1.30	$970	$1.12

(a)

Reflects the impact of (gains) losses for the three months ended June 30, 2015 and June 30, 2014 (net of taxes of $92 million and $6 million, respectively) and the six months ended June 30, 2015 and June 30, 2014 (net of taxes of $155 million and $293 million, respectively) on Generation’s economic hedging activities. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(b)

Reflects the impact of unrealized (gains) losses for the three months ended June 30, 2015 and June 30, 2014 (net of taxes of $71 million and $41 million, respectively) and the six months ended June 30, 2015 and June 30, 2014 (net of taxes of $44 million and $47 million, respectively) on Generation’s NDT fund investments for Non-Regulatory Agreement Units. See Note 13 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(c)

Reflects the 2015 charge to earnings for the three and six months ended June 30, 2015 related to the impairment of investment in long-term leases (net of taxes of $9 million) and 2014 charges to earnings for the three and six months ended June 30, 2014 related to the impairment of certain wind generating assets and investment in long-term leases (net of taxes of $42 million).

(d)

Reflects certain costs incurred for the three months ended June 30, 2015 and June 30, 2014 (net of taxes of $10 million and $11 million, respectively) and the six months ended June 30, 2015 and June 30, 2014 (net of taxes of $24 million and $10 million, respectively) associated with the Constellation merger, pending PHI acquisition, and, at Generation, the CENG integration, including professional fees, employee-related expenses, integration activities, upfront credit facilities fees, merger commitments, and certain pre-acquisition contingencies.

(e)

Reflects the non-cash impact for the three months ended June 30, 2015 and June 30, 2014 (net of taxes of $5 million and $26 million, respectively) and the six months ended June 30, 2015 and June 30, 2014 (net of taxes of $9 million and $46 million, respectively) of the amortization of intangible assets, net, related to commodity contracts recorded at fair value at the Constellation merger and the Integrys acquisition.

(f)

Reflects the impact of losses (gains) on forward-starting interest rate swaps at Exelon Corporate related to financing of the pending PHI acquisition for the three and six months ended June 30, 2015 (net of taxes of $45 million and $14 million, respectively).

(g)

Reflects the non-cash gain recorded upon consolidation of CENG in accordance with the execution of the NOSA on April 1, 2014 for the three and six months ended June 30, 2014 (net of taxes of $103 million).

(h)

Represents Generation’s non-controlling interest related to CENG exclusion items, primarily related to the impact of unrealized gains and losses on NDT fund investments in 2015, and in 2014 the impact of unrealized gains and losses on NDT fund investments, certain merger and acquisition costs, and non-cash amortization of intangible assets, net, related to commodity contracts.

(i)	Reflects a benefit related to the favorable settlement of certain income tax positions on Constellation’s 2009-2012 tax returns for the six months ended June 30, 2014 (net of taxes of $18 million).
(j)	Reflects a benefit related to the favorable settlement of a long term lease agreement pursuant to the Midwest Generation bankruptcy for the six months ended June 30, 2015 (net of taxes of $4 million).

As discussed above, Exelon has incurred costs associated with the Constellation merger, CENG integration, Integrys acquisition and pending PHI acquisition including employee-related expenses (e.g. severance, retirement, relocation and retention bonuses), integration initiatives, and certain pre-acquisition contingencies.

For the three and six months ended June 30, 2015 and 2014, expense has been recognized for costs incurred to achieve the Constellation merger, CENG integration and the Integrys and pending PHI acquisitions as follows:

	Pre-tax Expense
	Three Months Ended June 30, 2015
Merger, Integration and Acquisition Costs:	Generation	ComEd	PECO	BGE	Exelon
Financing(a)	$—	$—	$—	$—	$(104)
Transaction(b)	—	—	—	—	3
Employee-Related(c)	(1)	—	—	—	(1)
Other(d)	8	3	1	1	15

Total	$7	$3	$1	$1	$(87)

	Pre-tax Expense
	Three Months Ended June 30, 2014
Merger and Integration Costs:	Generation	ComEd	PECO	BGE		Exelon
Employee-Related(c)	$1	$—	$—	$—		$1
Other(d)	15	—	—	—	(c)	35

Total	$16	$—	$—	$—		$36

	Pre-tax Expense
	Six Months Ended June 30, 2015
Merger, Integration and Acquisition Costs:	Generation	ComEd	PECO	BGE	Exelon
Financing(a)	$—	$—	$—	$—	$(15)
Transaction(b)	—	—	—	—	9
Employee-Related(c)	3	—	—	—	3
Other(d)	16	6	2	3	28

Total	$19	$6	$2	$3	$25

	Pre-tax Expense
	Six Months Ended June 30, 2014
Merger and Integration Costs:	Generation	ComEd	PECO	BGE	Exelon
Employee-Related(c)	$5	$—	$—	$—	$5
Other(d)	25	—	—	—	45

Total	$30	$—	$—	$—	$50

(a)	Reflects (benefits) costs recorded at Exelon related to the financing of the PHI merger, including upfront credit facility fees and mark-to-market activity on forward-starting interest rate swaps.
(b)	External, third party costs paid to advisors, consultants, lawyers and other experts to assist in the due diligence and regulatory approval processes and in the closing of transactions.
(c)	Costs primarily for employee severance, pension and OPEB expense and retention bonuses.
(d)

Costs to integrate CENG and Constellation processes and systems into Exelon and to terminate certain Constellation debt agreements. For the three and six months ended June 30, 2015, also includes professional fees primarily related to integration for the proposed PHI acquisition.

As of June 30, 2015, Exelon projects incurring total PHI acquisition and integration related costs over the next five years of approximately $635 million, of which approximately $100 million is expected to be capitalized to property, plant and equipment excluding the direct investment Exelon and PHI have proposed to the PHI utilities respective customers.

Pursuant to the conditions set forth by the MDPSC in its approval of the Exelon and Constellation merger transaction, Exelon committed to provide a package of benefits to BGE customers, and make certain investments in the City of Baltimore and the State of Maryland, resulting in an estimated direct investment in the State of Maryland of approximately $1 billion. The direct investment estimate includes $95 million to $120 million for the requirement to cause construction of a headquarters building in Baltimore for Generation’s competitive energy businesses. On March 20, 2013, Generation signed a 20-year lease agreement for office space that was contingent upon the developer obtaining all required approvals, permits and financing for the construction of a building in Baltimore, Maryland. The operating lease became effective during the second quarter of 2014 when these outstanding contingencies were met by the developer. Construction began late in the second quarter of 2014 and the building is expected to be ready for occupancy by the end of 2016. See Note 19 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for further information related to the lease commitments.

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

Exelon’s utility strategy is to improve reliability and operations and enhance the customer experience, while ensuring ratemaking mechanisms provide the utilities fair financial returns. The Exelon utilities only invest in rate base where it provides a net benefit to customers and the community by increasing reliability and the service experience or otherwise meeting customer needs. The Exelon utilities make these investments prudently and at the lowest reasonable cost to customers. Exelon seeks to leverage its scale and expertise across the utilities platform through enhanced standardization and sharing of best practices to achieve improved operational and financial results. Additionally, ComEd, PECO and BGE anticipate making significant future investments in smart meter technology, transmission projects, gas infrastructure, and electric system improvement projects, providing greater reliability and improved service for our customers and a stable return for the company.

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

Proposed Merger with Pepco Holdings, Inc. (Exelon)

On April 29, 2014, Exelon and PHI signed an agreement and plan of merger (as subsequently amended and restated as of July 18, 2014, the Merger Agreement) to combine the two companies in an all cash transaction. The resulting company will retain the Exelon name and be headquartered in Chicago. Under the Merger Agreement, PHI’s shareholders will receive $27.25 of cash in exchange for each share of PHI common stock. Exelon intends to fund the all-cash transaction using a combination of debt, cash from asset sales primarily at Generation, and the remainder through issuance of equity (including mandatory convertible securities). See Note 4 — Mergers, Acquisitions, and Dispositions, Note 11 — Debt and Credit Agreements, and Note 17 — Common Stock of the Combined Notes to Consolidated Financial Statements for further information related to these transactions. In connection with the Merger Agreement, Exelon entered into a subscription agreement under which it has purchased $162 million of a new class of nonvoting, nonconvertible and nontransferable preferred securities of PHI as of June 30, 2015. The final investment of $18 million was paid on July 24, 2015 to reach the maximum aggregate investment of $180 million. Exelon expects total cash required to fund the acquisition of common stock and preferred securities plus other related acquisition costs to total approximately $7.2 billion.

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

To date, the PHI stockholders, the Virginia State Corporation Commission, the New Jersey Board of Public Utilities (NJBPU), the Delaware Public Service Commission (DPSC), the Maryland Public Service Commission (MDPSC) and the FERC have approved the merger of PHI and Exelon. The Federal Communications Commission has also approved the transfer of certain PHI communications licenses.

On February 13, 2015, Exelon and PHI announced that they had reached a settlement agreement in the proceeding before the DPSC to review the proposed merger. The settlement, which was amended on April 7, 2015, was signed and filed by Exelon, PHI, Delmarva Power & Light Company (DPL), the DPSC Staff, the Delaware Public Advocate, the Delaware Department of Natural Resources and Environment Control, the Delaware Sustainable Energy Utility, the Mid-Atlantic Renewable Energy Coalition and the Clean Air Council. As part of this settlement, Exelon and PHI proposed a package of benefits to DPL customers and the state of Delaware including the establishment of customer rate credits of $40 million for DPL customers in Delaware, $2 million of funding for energy efficiency programs for DPL low income customers, and $2 million of funding for workforce development. On June 2, 2015, the DPSC issued an order accepting the settlement and approving the merger between Exelon and PHI.

On March 17, 2015, Exelon and PHI announced that they had reached settlements with multiple parties in the Maryland proceeding to review the proposed merger after filing a Request for Adoption of Settlements with the MDPSC. The settlements were signed and filed by Exelon, PHI, Montgomery County, Prince George’s County, The Alliance for Solar Choice, the National Consumer Law Center, National Housing Trust, the Maryland Affordable Housing Coalition, the Housing Association of Nonprofit Developers, and a consortium of recreational trail advocacy organizations led by the Mid-Atlantic Off-Road Enthusiasts. On May 15, 2015, the

MDPSC approved the merger after modifying a number of the conditions in the settlements, resulting in total rate credits of $66 million, funding for energy efficiency programs of $43.2 million, a Green Sustainability Fund of $14.4 million, 20 MWs of renewable generation development, ring-fencing, financial reporting conditions and increased penalties related to reliability commitments. On May 18, 2015, Exelon and PHI accepted and committed to fulfill the conditions.

On June 11, 2015, the Maryland Office of People’s Counsel (OPC), the Sierra Club, and the Chesapeake Climate Action Network filed Petitions for Judicial Review of the MDPSC’s approval of the merger with the Circuit Court for Queen Anne’s County. On July 1, 2015, Public Citizen, Inc. filed its Petition for Judicial Review with the Circuit Court for Queen Anne’s County. On July 10, 2015, Exelon and PHI filed responses in opposition to the Petitions for Review. On July 21, 2015, the OPC filed a motion to stay the MDPSC order approving the merger and set a schedule for discovery and presentation of new evidence. Exelon and PHI intend to vigorously oppose the motion.

The merger still requires approval by the public service commission of the District of Columbia. Exelon and PHI expect the merger to be completed in the third quarter of 2015.

Under the settlement terms and other conditions established in the merger approvals received to date and as proposed in the approval application in the District of Columbia, Exelon and PHI are required to expend in excess of $300 million, covering rate credits, funding for energy efficiency programs, sustainability funds, charitable contributions and other required commitments. Exelon and PHI anticipate substantially all of such amounts will be charged to earnings at the time of merger close and will be paid by the end of 2016.

The actual nature, amount, timing and financial reporting treatment for these commitments may be materially impacted by terms and conditions set forth in any final District of Columbia approval order. Further, the settlements reached and commission orders received to date include a “most favored nation” provision which, generally speaking, requires allocation of merger benefits proportionately across all the jurisdictions.

Including 2014 and through June 30, 2015, Exelon has incurred approximately $205 million of expense associated with the proposed merger. Of the total costs incurred, $89 million is primarily related to acquisition and integration costs and $116 million of costs incurred to finance the transaction. The financing costs include a net loss of $64 million related to the settlement of forward-starting interest-rate swaps. These swaps were terminated in connection with the $4.2 billion issuance of debt, refer to Note 11 — Debt and Credit Agreements and Note 10 — Derivative Financial Instruments for more information.

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

Implications of Potential Early Plant Retirements

Exelon and Generation continue to evaluate the current and expected economic value of each of Generation’s nuclear plants. Factors that will continue to affect the economic value of Generation’s nuclear plants include, but are not limited to: market power prices, results of the PJM capacity auction for the 2018/2019 delivery year, the effects of the new PJM “Capacity Performance” product, potential legislative solutions in Illinois such as the proposed Low Carbon Portfolio Standard (LCPS) legislation, the impact of final rules from the U.S. EPA requiring reduction of carbon and other emissions, and the outcome of the Ginna RSSA hearing and settlement procedures and the resulting contractual terms and conditions. Exelon and Generation have not made any decisions regarding potential plant closures at this time; however, various upcoming milestones could influence the timing of any such decisions, which could occur as soon as the third quarter of 2015. In September 2015, Generation has an obligation to inform PJM if any of its plants in the PJM region will not be participating in the May 2016 PJM capacity auction for delivery year beginning June 1, 2019. In December 2015, Generation must inform MISO if the Clinton plant will not be in operation during the next MISO resource adequacy planning year that begins June 1, 2016.

As a result of a decision to early retire one or more nuclear plants, certain changes in accounting treatment would be triggered and Exelon’s and Generation’s results of operations and cash flows could be materially affected by a number of items including: accelerated depreciation expense, impairment charges related to inventory that cannot be used at other nuclear units and cancellation of in-flight capital projects, accelerated amortization of plant specific nuclear fuel costs, severance costs, accelerated asset retirement obligation expense related to future decommissioning activities, and additional funding of decommissioning costs, among other items. In addition, any early plant retirement would also result in reduced operating costs, lower fuel expense, and lower capital expenditures in the periods beyond shutdown. While there are a number of Generation’s nuclear plants that are at risk of early retirement, the following table provides the balance sheet amounts as of June 30, 2015 for significant assets and liabilities associated with the three nuclear plants currently deemed by management to be at the greatest risk of early retirement due to their current economic valuations and other factors:

(in millions)	Quad Cities	Clinton		Ginna	Total
Asset Balances
Materials and supplies inventory	$48	$55		$30	$133
Nuclear fuel inventory	205	137		66	408
Completed plant, net	800	465		85	1,350
Construction work in progress	24	24		23	71

Liability Balances
Asset retirement obligation	(450)	(287)		(611)	(1,348)

License Renewal Term	2032	2046	(a)	2029

(a)	Assumes Clinton seeks and receives a 20-year operating license renewal extension.

In the event a decision was made to early retire one or more nuclear plants, the precise timing of the retirement date, and resulting financial statement impact, is uncertain and would be influenced by a number of factors such as the results of any transmission system reliability study assessments, the nature of any co-owner requirements and stipulations, and decommissioning trust fund requirements, among other factors. However, the earliest retirement date for any plant would usually be the first year in which the unit does not have capacity obligations and just prior to its next scheduled nuclear refueling outage date in that year.

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

Capacity Market Changes in PJM.    In the wake of the January 2014 Polar Vortex that blanketed much of the Eastern and Midwestern United States, it became clear that while a major outage event was narrowly avoided, resources in PJM were not providing the level of reliability expected by customers. As a result, on December 12, 2014, PJM filed at FERC a proposal to make significant changes to its current capacity market construct, the Reliability Pricing Model (RPM). PJM’s proposed changes generally seek to improve resource performance and reliability largely by limiting the excuses for non-performance and by increasing the penalties for performance failures. The proposal permits suppliers to include in capacity market offers additional costs and risk so they can meet these higher performance requirements. While offers are expected to put upward pressure on capacity clearing prices, operational improvements made as a result of PJM’s proposal are expected to improve reliability, to reduce energy production costs as a result of more efficient operations and to reduce the need for out of market energy payments to suppliers. Generation participated actively in PJM’s stakeholder process through which PJM developed the proposal and is also actively participating in the FERC proceeding including filing comments. On March 31, 2015, the FERC issued a Deficiency Order seeking further details regarding various aspects of the proposed reforms, but focused on the proposed default offer cap. In response, PJM acquiesced to modifications suggested by the Market Monitor addressing concerns about the default offer cap. On June 9, 2015, FERC approved PJM’s filing largely as proposed by PJM, including transitional auction rules for delivery years 2016/2017 through 2019/2020. PJM also sought approval from the FERC to delay the 2018/19 RPM Base Residual Auction that would otherwise be conducted in May, 2015. On April 24, 2015, the FERC issued an order allowing the delay. As a result of these orders, PJM will host transitional auctions for delivery years 2016/2017 and 2017/2018 expected to be conducted later this summer, to procure supplemental commitments for certain volumes of the new Capacity Performance product; the 2018/2019 Base Residual Auction has been similarly delayed.

MISO Capacity Market Results.    On April 14, 2015, the Midcontinent Independent System Operator (MISO) released the results of its capacity auction covering the June 2015 through May 2016 delivery year. As a result of the auction, capacity prices for the downstate Illinois zone will increase to $150 MW per day beginning in June 2015, an increase from the current pricing of $16.75 MW per day that was in effect from June 2014 to May 2015. However, due to Generation’s ratable hedging strategy, the results of the capacity auction are not expected to have a material impact on Exelon and Generation’s consolidated results of operations and cash flows.

In late May 2015, a separate complaint was filed at the FERC by each of the State of Illinois, the Southwest Electric Cooperative and Public Citizens, Inc., challenging the results of this MISO capacity auction for the 2015/2016 delivery in MISO delivery zone 4. The complaints allege generally that the results of the capacity auction for zone 4 are not just and reasonable, the results should be suspended, set for hearing and replaced with a new just and reasonable rate, a refund date should be established and that certain alleged behavior by one of the market participants be investigated. Generation had an offer that was selected in the auction. While it is too early to predict the outcome of the complaint proceeding, Generation’s auction results could be impacted by its outcome.

Subsidized Generation.    The rate of expansion of subsidized generation, including low-carbon generation such as wind and solar energy, in the markets in which Generation’s output is sold can negatively impact wholesale power prices, and in turn, Generation’s results of operations.

Various states have attempted to implement or propose legislation, regulations or other policies to subsidize new generation development which may result in artificially depressed wholesale energy and capacity prices. For example, the New Jersey legislature enacted in to law in January 2011, the Long Term Capacity Pilot Program Act (LCAPP). LCAPP provides eligible generators with 15-year fixed contracts for the sale of capacity in the PJM capacity market. Under LCAPP, the local utilities in New Jersey are required to pay (or receive) the difference between the price eligible generators receive in the capacity market and the price guaranteed under the 15-year contract. New Jersey ultimately selected three proposals to participate in LCAPP and build new generation in the state. In addition, on April 12, 2012, the MDPSC issued an order directing the Maryland electric utilities to enter into a 20-year contract for differences (CfD) with CPV Maryland, LLC (CPV), under which CPV will construct an approximately 700 MW combined cycle gas turbine in Waldorf, Maryland, that it projected would be in commercial operation by June 1, 2015. CPV subsequently sought to extend that date. The CfD mandated that utilities (including BGE) pay (or receive) the difference between CPV’s contract price and the revenues it receives for capacity and energy from clearing the unit in the PJM capacity market.

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

Energy Demand.    Modest economic growth partially offset by energy efficiency initiatives is resulting in positive growth for electricity for PECO and BGE, and a decrease in projected load for electricity for ComEd. PECO, BGE and ComEd are projecting load volumes to increase (decrease) by 0.3%, 0.1% and (0.6)% respectively, in 2015 compared to 2014.

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

Exelon’s board of directors declared the third quarter 2015 dividend of $0.31 per share on Exelon’s common stock. The third quarter dividend is payable on September 10, 2015, to shareholders of record on August 14, 2015. All future quarterly dividends require approval by Exelon’s board of directors.

Hedging Strategy

Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2015 and 2016. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. As of June 30, 2015, the percentage of expected generation hedged for the major reportable segments is 98%-101%, 77%-80% and 46%-49% for 2015, 2016, and 2017, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted for capacity based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products, and options. Equivalent sales represent all hedging products, such as wholesale and retail sales of power, options and swaps. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well. See Note 4 — Mergers, Acquisitions, and Dispositions of the Exelon 2014 Form 10-K for more detail regarding the divestitures.

Generation procures oil and natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal, oil and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 50% of Generation’s uranium requirements from 2015 through 2019 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position.

ComEd, PECO and BGE mitigate commodity price risk through regulatory mechanisms that allow them to recover procurement costs from retail customers.

Growth Opportunities

Exelon is currently pursuing growth in both the utility and competitive energy businesses. Management continually evaluates growth opportunities aligned with Exelon’s businesses, assets and markets, leveraging Exelon’s expertise in those areas. By identifying and capitalizing on emerging trends, Exelon plans to invest in new innovative technologies to compete with a new breed of energy players, with the expectation of leveraging those technologies to improve productivity and efficiencies within our existing businesses.

Regulated Energy Businesses

The proposed acquisition of PHI provides an opportunity to accelerate Exelon’s regulated growth and provide stable cash flows, earnings accretion, and dividend stability. Additionally, ComEd, PECO and BGE anticipate investing approximately $16 billion over the next five years in electric and natural gas infrastructure improvements and modernization projects, including smart meter and smart grid initiatives, storm hardening, advanced reliability technologies, and transmission projects, which is projected to result in an increase to current rate base of approximately $6 billion by the end of 2019. ComEd, PECO and BGE invest in rate base where it provides a net benefit to customers and the community by increasing reliability and the service experience or otherwise meeting customer needs. These investments are made prudently and at the lowest reasonable cost to customers.

See Note 5—Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the Smart Meter and Smart Grid Initiatives and infrastructure development and enhancement programs.

Competitive Energy Businesses

Generation pursues growth in areas that take advantage of our existing core competencies and/or offset the absence of growth in our traditional markets. We continually assess the optimal structure and composition of our generation assets as well as explore retail opportunities. We identify emerging technologies where investments provide the option for significant future growth or influence in market development. As of June 30, 2015, Generation has currently approved plans to invest a total of $2.3 billion in 2015 through 2019 on capital growth projects (primarily new plant construction and distributed generation). Additional growth opportunities continue to arise across the energy value chain.

Leveraging its competencies,

•

Generation’s 2014 acquisition of Integrys and Proliance allows Generation to expand its electric and gas retail footprint further in an industry sector that continues to mature and consolidate and provides hedging and diversification benefits to its existing portfolio.

•

Generation continues to pursue investment opportunities in contracted renewables, and in the development of natural gas generation plants in certain merchant markets and with technologies that offer a competitive advantage.

•	Generation has launched a business in competitive distributed generation that capitalizes on the push toward a decentralized system.

•	Generation is also making and exploring selected investments across the natural gas sector, such as its potential investment in liquefied natural gas.

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

Exposure to Worldwide Financial Markets.    Exelon has exposure to worldwide financial markets including European banks. Disruptions in the European markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of June 30, 2015, approximately 29%, or $2.5 billion, of the Registrants’ aggregate total commitments were with European banks. The credit facilities include $8.5 billion in aggregate total commitments of which $6.4 billion was available as of June 30, 2015, due to outstanding letters of credit and commercial paper. There were no borrowings under the Registrants’ credit facilities as of June 30, 2015. See Note 11 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for additional information on the credit facilities.

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

Air Quality.    In recent years, the U.S. EPA has been implementing a series of increasingly stringent regulations under the Clean Air Act relating to NAAQS for conventional air pollutants (e.g., NOx, SO2 and particulate matter) as well as stricter technology requirements to control HAPs (e.g., acid gases, mercury and other heavy metals) from electric generation units. The U.S. EPA continues to review and update its NAAQS with a tightened particulate matter NAAQS issued in December 2012 and a tightened ozone NAAQS, to be finalized in October 2015, proposed for public comment in December 2014. These recently finalized or proposed updates will potentially result in more stringent emissions limits on fossil-fuel electric generating stations. There continues to be opposition among fossil-fuel generation owners to the potential stringency and timing of these air regulations.

In July 2011, the U.S. EPA published CSAPR and in June 2012, it issued final technical corrections. CSAPR requires 28 upwind states in the eastern half of the United States to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ground- level ozone and fine particle pollution in downwind states. On August 21, 2012, a three-judge panel of the D.C. Circuit Court held that the EPA had exceeded its authority in certain material aspects with respect to CSAPR and vacated the rule and remanded it to the U.S. EPA for further rulemaking consistent with its decision. The Court also ordered that CAIR remain in effect pending finalization of CSAPR on remand. On April 29, 2014, the U.S. Supreme Court reversed the D.C. Circuit Court decision and upheld CSAPR, and remanded the case to the D.C. Circuit Court to resolve the remaining implementation issues. On November 21, 2014, the U.S. EPA issued an Interim Final Rule in which the Agency announced that it was tolling the effective dates for the CSAPR. The first phase of the CSAPR program started on January 1, 2015, with the second phase starting January 1, 2017. Also released on November 21, 2014, was a Notice of Data Availability under which the Agency proposed CSAPR allowance allocations to generating units for the first five years of the program, 2015- 2020; these were identical to those previously identified in prior final rules related to the CSAPR. Oral argument related to the residual CSAPR challenges, not addressed by the U.S. Supreme Court, occurred on February 25, 2015 before the D.C. Circuit Court. On May 26, 2015, the D.C. Circuit Court issued its opinion on one of the residual CSAPR challenges and denied petitions to review EPA’s Kansas SIP disapproval, finding that the EPA had acted within the bounds of its delegated authority when it originally disapproved Kansas’ proposed SIP.

On December 16, 2011, the U.S. EPA signed a final rule to reduce emissions of toxic air pollutants from power plants and signed revisions to the NSPS for electric generating units. The final rule, known as MATS, requires coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals. To achieve these standards, coal units with no pollution control equipment installed (uncontrolled coal units) will have to make capital investments and incur higher operating expenses. It is expected that owners of smaller, older, uncontrolled coal units will retire the units rather than make these investments, and a number of retirements have already occurred. Coal units with existing controls that do not meet the MATS rule may need to upgrade existing controls or add new controls to comply. Owners of oil units not currently meeting the proposed emission standards may choose to convert the units to light oils or natural gas, install control technologies, or retire the units. The MATS rule took effect on April 16, 2015, unless a facility is granted an additional one or two years in limited cases. Numerous entities challenged MATS in the D.C. Circuit Court, and Exelon intervened in support of the rule. On April 15, 2014, the D.C. Circuit Court issued an opinion upholding MATS in its entirety.

In November 2014, the U.S. Supreme Court granted a petition for review of the MATS Rule filed by 20 states and a coalition of coal-fired electric generators. On June 28, 2015, the Supreme Court decided that the U.S. EPA unreasonably refused to consider costs in determining whether it is appropriate and necessary to regulate hazardous air pollutants emitted by electric utilities. The Court, however, did not vacate the rule; rather, it was remanded to the D.C. Circuit Court of Appeals to take further action consistent with the Supreme Court’s opinion. As such, the rule remains in effect. While it is possible that the D.C. Circuit Court will vacate or stay the rule, Exelon believes that the Supreme Court’s concerns can be quickly addressed without vacating the rule and affecting the compliance schedule. Exelon will continue to participate in the remanded proceedings before the Circuit Court as an intervenor in support of the rule.

The U.S. EPA continued its regular, periodic review of the NAAQS standards. On November 25, 2014, the Agency proposed, for public comment, the establishment of a revised primary ozone standard in the range of 65-70 parts per billion (ppb) 8-hour average, a reduction from the 2008 ozone standard level of 75 ppb 8-hour average standard. The Agency is also requesting public comment on levels as low as 60 ppb 8-hour average. In its proposal, the Agency is also proposing to extend the “ozone season” monitoring period, starting in 2017, on a state-by-state basis from its current May-September five-month period to include months before, and after, the traditional ozone season, depending on air quality monitoring data. Most CSAPR states are proposed to be subjected to monitoring during a March to October “ozone season.” In its proposed rule, the Agency also elected to set the secondary standard at the same level and form as the primary standard. The Agency is expected to issue its final ozone NAAQS revision in October 2015. With regard to the 2008 ozone NAAQS, EPA issued findings on June 30, 2015, that 24 states, including Illinois, Massachusetts and Pennsylvania, have failed to submit complete “good neighbor” SIPs to demonstrate how each state will address its air pollution impacts on downwind states. These findings establish a 2-year deadline for EPA to either approve a SIP or finalize a Federal Implementation Plain (FIP) that addresses the “good neighbor” requirement of the Clean Air Act. In December 2012, the U.S. EPA issued its final revisions to the Agency’s particulate matter (PM) NAAQS. In its final rule, the U.S. EPA lowered the annual PM2.5 standard, but declined to issue a new secondary NAAQS to improve urban visibility. The U.S. EPA indicated in its final rule that by 2020 it expects most areas of the country will be in attainment of the new PM2.5 NAAQS based on currently expected regulations, such as the MATS regulation.

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

As of June 30, 2015, Exelon had a $344 million net investment in coal-fired plants in Georgia subject to long-term leases extending through 2028 and 2030. While Exelon currently estimates the value of these plants at the end of the lease term will be in excess of the recorded residual lease values, after reflecting impairments recorded in 2013, 2014, and 2015, final applications of the CSAPR and MATS regulations could negatively impact the end-of-lease term values of these assets, which could result in a future impairment loss that could be material.

On January 15, 2013, EPA issued a final rule for NSPS and National Emissions Standards for Hazardous Air Pollutants (NESHAP) for reciprocating internal combustion engines (RICE NESHAP/ NSPS). The final rule allowed diesel backup generators to operate for up to 100 hours annually under certain emergency circumstances without meeting emissions limitations, but required units that operate over 15 hours to burn low sulfur fuel and report key engine information. The final rule eliminated, after May 2014, the 50 hour exemption for peak shaving and other non-emergency demand response that was included in the proposed rule and, therefore, was not expected to result in additional megawatts of demand response to be bid into the PJM capacity auction. On May 1, 2015, the D.C. Circuit Court reversed the 100 hour exemption contained in the 2013 RICE NESHAP final rule and remanded this issue back to EPA. Leaving the remaining portions of the 2013 RICE NESHAP rule in effect. In a motion filed on July 15, 2015, EPA and respondent intervenors supporting EPA asked the D.C. Circuit Court to stay the Court’s mandate with regard to the 100 hour exemption until May 1, 2016, or in the alternate, until at least August 31, 2015 on the claimed basis of the need to consider electric grid reliability and allow affected engines to install pollution control equipment if they intend to continue participation in demand response programs. On July 21, 2015, the D.C. Circuit Court responded to a separate motion with the clarification that the 100 hour exemption vacatur did not affect the 100 hour exemption with regard to units performing maintenance checks and readiness testing.

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

The U.S. EPA proposed a Section 111(b) regulation for new units in September 2013 that may result in material costs of compliance for CO2 emissions for new fossil-fuel electric generating units, particularly coal-fired units. The Climate Action Plan also required the U.S. EPA to propose by June 2014 GHG emission regulations for existing stationary sources under Section 111(d) of the Clean Air Act, and to issue final regulations by June 2015. The proposed rule was published in the Federal Register on June 16, 2014. The proposed rule establishes emission reduction targets for each state and provides flexibility for each state to determine how to achieve its required reductions, including heat rate improvements at coal-fired power plants, fuel switching from coal to gas, renewable generation and new nuclear facilities, demand side energy efficiency, and the use of market-based instruments. The U.S. EPA anticipates that the final rule will be issued in summer 2015. While the nature and impact of the final regulations is not yet known, to the extent that the rule results in emission reductions from fossil fuel fired plants, imposing some form of direct or indirect price of carbon in competitive electricity markets, Exelon’s overall low-carbon generation portfolio results would benefit.

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

On June 30, 2015, NJDEP issued a draft NPDES permit for Salem. The draft permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system. The draft permit is subject to a public notice and comment period after which the NJDEP may make revisions before issuing the final permit expected during the first half of 2016.

Hazardous and Solid Waste.    On December 19, 2014, the U.S. EPA issued the first federal regulation for the disposal of coal combustion residuals (CCR) from power plants, including the classification of CCR as non-hazardous waste under RCRA. The EPA ruling was published in the Federal Register on April 17, 2015, and becomes effective 180 days after publication. Under the regulation, CCR will continue to be regulated by most states subject to coordination with the federal regulations. Generation has previously recorded reserves consistent with state regulation for its owned coal ash sites, and as such, the regulation is not expected to impact Exelon’s and Generation’s financial results. Generation does not have sufficient information to reasonably assess the potential likelihood or magnitude of any remediation requirements that may be asserted under the new federal regulations for coal ash disposal sites formerly owned by Generation. For these reasons, Generation is unable to predict whether and to what extent it may ultimately be held responsible for remediation and other costs relating to formerly owned coal ash disposal sites under the new regulations.

See Note 19 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters.

Other Regulatory and Legislative Actions

NRC Task Force Insights from the Fukushima Daiichi Accident (Exelon and Generation).    In July 2011, an NRC Task Force formed in the aftermath of the March 11, 2011, 9.0 magnitude earthquake and ensuing tsunami, that seriously damaged the nuclear units at the Fukushima Daiichi Nuclear Power Station, issued a report of its review of the accident, including tiered recommendations for future regulatory action by the NRC to be taken in the near and longer term. The Task Force’s report concluded that nuclear reactors in the United States are operating safely and do not present an imminent risk to public health and safety. The NRC and its staff have issued orders and implementation guidance for commercial reactor licensees operating in the United States. The NRC and its staff are continuing to evaluate additional requirements. Generation has assessed the impacts of the Tier 1 orders and information requests and will continue monitoring the additional recommendations under review by the NRC staff, both from an operational and a financial impact standpoint. A comprehensive review of the NRC Tier 1 orders and information requests, as well as preliminary engineering assumptions and analysis, indicate that the financial impact of compliance for Generation, net of expected co-owner reimbursements, for the period from 2015 through 2019 is expected to be between approximately $350 million and $375 million of capital (including approximately $75 million for the CENG plants) and $50 million of operating expense (including approximately $5 million for the CENG plants). As Generation completes the design and installation planning for its actions, Generation will update these estimates. Further, Generation estimates incremental costs of $2 million to $5 million per unit at thirteen Mark I and II units (including two CENG units) for severe accident water addition and severe accident water management strategies, for which the scope and cost are still being developed. The severe accident water management strategies may avoid the need for installation of filters on vents, however, the evaluation of filters is under NRC review with closure of this issue expected in 2015 or 2016. If filters are ultimately required, Generation estimates the cost will range from $15 million to $20 million per unit. Generation’s current assessments are specific to the Tier 1 recommendations as the NRC has not taken specific action with respect to the Tier 2 and Tier 3 recommendations. Exelon and Generation are unable to conclude at this time to what extent any actions to comply with the requirements of Tier 2 and Tier 3 will impact their future financial position, results of operations, and cash flows. Generation will continue to engage in nuclear industry assessments and actions and stakeholder input. See Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview of the Exelon 2014 Form 10-K, for additional information.

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

Illinois Low Carbon Portfolio Standard (Exelon, Generation and ComEd).).    In March 2015, the Low Carbon Portfolio Standard (LCPS) was introduced in the Illinois General Assembly. The legislation would require ComEd and Ameren to purchase low carbon energy credits to match 70 percent of the electricity used on the distribution system. The LCPS is a technology-neutral solution, so all generators of zero or low carbon energy would be able to compete in the procurement process, including wind, solar, hydro, clean coal and nuclear. Costs associated with purchasing the low carbon energy credits would be collected from customers. The LCPS proposal includes consumer protection such as a price cap that would limit the impact to a 2.015% percent increase based off 2009 monthly bills, or about $2 per month for the average residential electricity customer. The legislation also includes a separate customer rebate provision that would provide a direct bill credit to customers in the event wholesale prices exceed a specified level.

No vote was taken on whether to adopt the proposed LCPS legislation by the Illinois General Assembly during the spring legislative session but Exelon and Generation are continuing to work with legislators on the proposed policy reforms. If passed by the Illinois General Assembly, the legislation would be presented to the Governor, who would have 60 days to decide on the bill.

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

No vote was taken on whether to adopt the proposed legislation by the Illinois General Assembly during the spring legislative session, however, ComEd is continuing to work with legislators. If passed by the General Assembly, the legislation would be presented to the Governor, who would have 60 days to decide on the bill.

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

Transmission Formula Rate Update Filing (Exelon, ComEd and BGE).    On April 15, 2015 (and revised on May 19, 2015), ComEd filed its annual transmission formula rate update with the FERC, reflecting an increased revenue requirement of $86 million, including an increase of $68 million for the initial revenue requirement and an increase of $18 million related to the annual reconciliation for 2014. The filing establishes the revenue requirement used to set rates that took effect in June 2015, subject to review by the FERC and other parties, which is due by fourth quarter 2015. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for further information related to transmission formula update.

In April 2015, BGE filed its annual transmission formula rate update with the FERC, reflecting an increased revenue requirement of $10 million, including an increase of $13 million for the initial revenue requirement and a decrease of $3 million related to the annual reconciliation for 2014. The filing establishes the revenue requirement used to set rates that took effect in June 2015, subject to review by the FERC and other parties, which is due by October 2015. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for further information related to the transmission formula update.

Grand Prairie Gateway Transmission Line (Exelon and ComEd).    On December 2, 2013, ComEd filed a request to obtain the ICC’s approval to construct a 60-mile overhead 345kV transmission line that traverses Ogle, DeKalb, Kane and DuPage Counties in Northern Illinois. On May 28, 2014, in a separate proceeding, FERC issued an order granting ComEd’s request to include 100% of the capital costs recorded to construction work in progress during construction of the line in ComEd’s transmission rate base. If the project is cancelled or abandoned for reasons beyond ComEd’s control, FERC approved the ability for ComEd to recover 100% of its prudent costs incurred after May 21, 2014 and 50% of its costs incurred prior to May 21, 2014 in ComEd’s transmission rate base. The costs incurred for the project prior to May 21, 2014 were immaterial. On October 22, 2014, the ICC issued an order approving ComEd’s Grand Prairie Gateway Project over the objection of numerous landowners and the City of Elgin. On January 15, 2015, the City of Elgin and other parties filed a Notice of Appeal in the Illinois Appellate Court. On April 8, 2015, the ICC issued a rehearing order denying the proposals filed by certain landowners to consider an alternate route for a three-mile segment of the transmission line. The rehearing order affirmed the route approved within the ICC’s October 22, 2014 order. On July 8, 2015, the ICC approved ComEd’s request for eminent domain to involuntarily acquire easements across 28 land parcels. ComEd began construction of the line during the second quarter of 2015 with an in-service date expected in the second quarter of 2017.

FERC Ameren Order (Exelon and ComEd).    In July 2012, FERC issued an order to Ameren Corporation (Ameren) finding that Ameren had improperly included acquisition premiums/goodwill in its transmission formula rate, particularly in its capital structure and in the application of AFUDC. FERC also directed Ameren to make refunds for the implied increase in rates in prior years. Ameren filed for rehearing of the July 2012 order, which was denied in June 2014. On July 20, 2015, FERC approved a settlement between Ameren and its customers to resolve the matter. ComEd believes that the FERC settlement authorizing its transmission formula rate is distinguishable from the circumstances that led to the July 2012 FERC order in the Ameren case. However, if ComEd were required to exclude acquisition premiums/goodwill from its transmission formula rate, the impact could be material to ComEd’s results of operations and cash flows.

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

The Maryland Strategic Infrastructure Development and Enhancement Program (Exelon and BGE).    In February 2013, the Maryland General Assembly passed legislation intended to accelerate gas infrastructure replacements in Maryland by establishing a mechanism for gas companies to promptly recover reasonable and prudent costs of eligible infrastructure replacement projects separate from base rate proceedings. On May 2, 2013, the Governor of Maryland signed the legislation into law; which took effect June 1, 2013. Under the new law, following a proceeding before the MDPSC and with the MDPSC’s approval of the eligible infrastructure replacement projects along with a corresponding surcharge, BGE could begin charging gas customers a monthly surcharge for infrastructure costs incurred after June 1, 2013. The legislation includes caps on the monthly surcharges to residential and non-residential customers, and would require an annual true-up of the surcharge revenues against actual expenditures. Investment levels in excess of the cap would be recoverable in a subsequent gas base rate proceeding at which time all costs for the infrastructure replacement projects would be rolled into gas distribution rates. Irrespective of the cap, BGE is required to file a gas rate case every five years under this legislation. On August 2, 2013, BGE filed its infrastructure replacement plan and associated surcharge. On January 29, 2014, the MDPSC issued a decision conditionally approving the first five years of BGE’s plan and surcharge. On March 26, 2014, the MDPSC approved as filed BGE’s proposed 2014 project list, tariff and associated surcharge amounts, with a surcharge that became effective April 1, 2014. On November 17, 2014, BGE filed a surcharge update to be effective January 1, 2015 including a true-up of costs estimates included in the 2014 surcharge, along with its 2015 project list and cost estimates to be included in the 2015 surcharge. At its December 17, 2014 weekly Administrative Meeting, the MDPSC approved BGE’s 2015 project list and the proposed surcharge for 2015, which included the true-up of the 2014 surcharge. As of June 30, 2015, BGE recorded a regulatory asset of $1 million, representing the difference between the surcharge revenues and program costs.

In February 2014, the residential consumer advocate in Maryland filed an appeal with the Baltimore City Circuit Court to the decision issued by the MDPSC on BGE’s infrastructure replacement plan. On September 5, 2014, the Baltimore City Circuit Court affirmed the MDPSC decision on BGE’s infrastructure replacement plan and associated surcharge. On October 10, 2014, the residential consumer advocate noticed its appeal to the Maryland Court of Special Appeals from the judgment entered by the Baltimore City Circuit Court. The Court of Special Appeals (the Court) has issued a preliminary procedural schedule that sets oral argument in this matter for a date in the first two weeks of November 2015. On July 24, 2015, the residential consumer advocate’s brief was filed. BGE’s brief is due by August 24, 2015, and the residential consumer advocate’s reply brief by September 15, 2015. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Reliability Pricing Model (Exelon, Generation and BGE).    PJM’s RPM Base Residual Auctions take place approximately 36 months ahead of the scheduled delivery year. The most recent auction, for the delivery year ending May 31, 2018, occurred in May 2014. On December 12, 2014, PJM filed proposed revisions to its tariff to revise the PJM capacity market through the new “Capacity Performance” product. PJM proposed to implement Capacity Performance for the May 2015 base residual auction, but FERC issued a deficiency letter on the Capacity Performance Filing, and PJM sought and, on April 24, 2015, obtained authorization to delay the 2015 Base Residual Auction until such time that FERC is able to rule on the merits of the Capacity Performance proposal. Under Capacity Performance, PJM proposes to redefine the capacity product, which would require resources to provide an enhanced assurance of delivery of energy and reserves during emergency conditions. It also would increase penalties on resources for non-performance and eliminate many excuses for non-performance. Under the PJM proposal, these changes would take effect for capacity in the 2018/2019 delivery year; and there would be two transitional auctions covering delivery years 2016/2017 and 2017/2018 wherein a somewhat diluted version of the capacity procurement product would be procured. Exelon filed comments in support of the PJM proposal, but also proposed several modifications to the PJM proposal including increasing the penalty rate for non-performance, increasing the amount of Capacity Performance that PJM procures for the 2016/2017 and 2017/2018 delivery years and making the mitigation mechanism less administratively burdensome and more reflective of risks facing resources that provide the Capacity Performance product. On June 9, 2015, the FERC approved PJM’s filing largely as proposed by PJM. On July 9, 2015 numerous parties (including Exelon) sought rehearing of certain aspects of that order, and rehearing is pending.

Employees

During the first half of 2015, Generation successfully ratified the collective bargaining agreement (CBA) with the Security Officer union at Clinton through 2021, the CBA with the Security Officer union at Braidwood through 2018, and the CBA with the Security Officer union at Three Mile Island through 2021. In addition, two union contracts at Mystic 7 and Mystic 8, 9 were successfully negotiated and ratified through 2021.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES AND ESTIMATES in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s combined 2014 Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, goodwill, purchase accounting, unamortized energy assets and liabilities, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies, revenue recognition, and allowance for uncollectible accounts. At June 30, 2015, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2014.

Results of Operations

Net Income Attributable to Common Shareholders by Registrant

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2015(a)	2014		2015(a)	2014
Exelon	$638	$522	$116	$1,331	$612	$719
Generation	398	340	58	841	155	686
ComEd	99	111	(12)	189	209	(20)
PECO	70	84	(14)	209	173	36
BGE	44	16	28	151	100	51

(a)

On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, beginning on April 1, 2014, the financial results include CENG’s results of operations on a fully consolidated basis.

Results of Operations — Generation

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2015	2014		2015(a)	2014
Operating revenues	$4,232	$3,789	$443	$10,074	$8,179	$1,895
Purchased power and fuel expense	1,849	1,835	(14)	5,282	5,191	(91)

Revenue net of purchased power and fuel(b)	2,383	1,954	429	4,792	2,988	1,804
Other operating expenses
Operating and maintenance	1,308	1,413	105	2,619	2,499	(120)
Depreciation and amortization	255	254	(1)	509	466	(43)
Taxes other than income	124	118	(6)	246	223	(23)

Total other operating expenses	1,687	1,785	98	3,374	3,188	(186)

Equity in losses of unconsolidated affiliates	—	(1)	1	—	(20)	20
Gain on sales of assets	7	12	(5)	6	18	(12)
Gain on consolidation and acquisition of businesses	—	261	(261)	—	261	(261)

Operating income	703	441	262	1,424	59	1,365

Other income and (deductions)
Interest expense	(99)	(86)	(13)	(201)	(172)	(29)
Other, net	(31)	216	(247)	62	300	(238)

Total other income and (deductions)	(130)	130	(260)	(139)	128	(267)

Income before income taxes	573	571	2	1,285	187	1,098
Income taxes	181	199	18	407	(1)	(408)

Equity in losses of unconsolidated affiliates	(2)	—	(2)	(3)	—	(3)
Net income	390	372	18	875	188	687
Net income (loss) attributable to noncontrolling interests	(8)	32	40	34	33	(1)

Net income attributable to membership interest	$398	$340	$58	$841	$155	$686

(a)

On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, beginning on April 1, 2014, the financial results include CENG’s results of operations on a fully consolidated basis.

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

Net Income Attributable to Membership Interest

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    Generation’s net income attributable to membership interest for the three months ended June 30, 2015 increased compared to the same period in 2014 primarily due to higher revenue net of purchased power and fuel expense, lower operating and maintenance expense and lower income tax expense, partially offset by the 2014 gain recognized as a result of the consolidation of CENG and decreased other income. The increase in revenue net of purchased power and fuel expense primarily relates to a reduction in the number of nuclear outage days in 2015, the inclusion of Integrys’ results in 2015, increased capacity prices, favorability from portfolio management optimization activities, the cancellation of the DOE spent nuclear fuel disposal fee and mark-to-market gains in 2015 compared to mark-to-market losses in 2014, partially offset by lower margins and capacity revenues resulting from the absence of generating units sold in 2014. The decrease in operating and maintenance expense is primarily related to a reduction in the number of nuclear refueling outage days in 2015 and the absence of impairment charges for wind generating assets recorded in 2014. The decrease in income taxes is primarily due to the absence of the gain on the consolidation of CENG in 2014, partially offset by impairment charges for wind generating assets in 2014 and a decrease in the domestic production activities deduction. The decrease in other income is primarily due to the change in realized and unrealized gains and losses on NDT funds.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    Generation’s net income (loss) attributable to membership interest for the six months ended June 30, 2015 increased compared to the same period in 2014 primarily due to higher revenue net of purchased power and fuel expense, partially offset by an increase in operating and maintenance expense, the 2014 gain recognized as a result of the consolidation of CENG, decreased other income and increased income taxes. The increase in revenue net of purchased power and fuel expense primarily relates to the inclusion of CENG’s results on a fully consolidated basis beginning on April 1, 2014, a reduction in the number of nuclear outage days in 2015, the inclusion of Integrys’ results in 2015, the benefit of lower cost to serve load (including the absence of higher procurement costs for replacement power due to extreme cold weather in the first quarter of 2014), the cancellation of the DOE spent nuclear fuel disposal fee, increased capacity prices, favorability from portfolio management optimization activities and mark-to-market gains in 2015 compared to mark-to-market losses in 2014, partially offset by lower margins and capacity revenues resulting from the 2014 sales of generating assets, lower realized energy prices and the absence of fuel optimization opportunities realized in 2014 in the South. The increase in operating and maintenance expense is primarily related to the inclusion of CENG’s results on a fully consolidated basis in 2015 and the absence of impairment charges for wind generating assets recorded in 2014. The decrease in other income is primarily due to the change in realized and unrealized gains and losses on NDT funds. The increase in income taxes is primarily due to mark-to-market gains recorded in 2015 compared to market-to-market losses recorded in 2014 and the absence of favorable settlements of certain income tax positions, partially offset by the gain on the consolidation of CENG in 2014 and an increase in the domestic production activities deduction.

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

•

Midwest represents operations in the western half of PJM, which includes portions of Illinois, Indiana, Ohio, Michigan, Kentucky and Tennessee, and the United States footprint of MISO, excluding MISO’s Southern Region, which covers all or most of North Dakota, South Dakota, Nebraska, Minnesota, Iowa, Wisconsin, the remaining parts of Illinois, Indiana, Michigan and Ohio not covered by PJM, and parts of Montana, Missouri and Kentucky.

•	New England represents the operations within ISO-NE covering the states of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

•	New York represents operations within ISO-NY, which covers the state of New York in its entirety.

•	ERCOT represents operations within Electric Reliability Council of Texas, covering most of the state of Texas.

•	Other Power Regions:

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

•	Canada represents operations across the entire country of Canada and includes AESO, OIESO and the Canadian portion of MISO.

The following business activities are not allocated to a region, and are reported under Other: retail and wholesale gas, investments in gas and oil exploration and production activities, proprietary trading, compressed natural gas fueling stations, energy efficiency and cogeneration projects, sales of electric and gas appliances, servicing of heating, air conditioning, plumbing, electrical, indoor quality systems and home improvements, and investments in energy-related proprietary technology. Further, the following activities are not allocated to a region, and are reported in Other: unrealized mark-to-market impact of economic hedging activities, amortization of certain intangible assets relating to commodity contracts recorded at fair value from mergers and acquisitions and other miscellaneous revenues.

Generation evaluates the operating performance of its power marketing activities using the measure of revenue net of purchased power and fuel expense, which is a non-GAAP measurement. Generation’s operating revenues include all sales to third parties and affiliated sales to ComEd, PECO and BGE. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for owned generation and fuel costs associated with tolling agreements.

For the three and six months ended June 30, 2015 and 2014, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended June 30,		Variance	% Change
	2015	2014
Mid-Atlantic(b)	$889	$920	$(31)	(3.4)%
Midwest(c)	743	605	138	22.8%
New England	88	64	24	37.5%
New York	144	148	(4)	(2.7)%
ERCOT	70	59	11	18.6%
Other Power Regions(d)	62	75	(13)	(17.3)%

Total electric revenue net of purchased power and fuel expense	1,996	1,871	125	6.7%
Proprietary Trading	(2)	7	(9)	(128.6)%
Mark-to-market gains (losses)	235	(14)	249	n.m.
Other(e)	154	90	64	71.1%

Total revenue net of purchased power and fuel expense	$2,383	$1,954	$429	22.0%

	Six Months Ended June 30,		Variance	% Change
	2015	2014
Mid-Atlantic(a)(b)(f)	$1,671	$1,615	$56	3.5%
Midwest(c)	1,443	1,161	282	24.3%
New England	246	200	46	23.0%
New York(a)(f)	332	127	205	161.4%
ERCOT	125	142	(17)	(12.0)%
Other Power Regions(d)	108	180	(72)	(40.0)%

Total electric revenue net of purchased power and fuel expense	3,925	3,425	500	14.6%
Proprietary trading	3	20	(17)	(85.0)%
Mark-to-market gains (losses)	397	(744)	1,141	153.4%
Other(e)	467	287	180	62.7%

Total revenue net of purchased power and fuel expense	$4,792	$2,988	$1,804	60.4%

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, beginning April 1, 2014, the financial results include CENG’s results on a fully consolidated basis.
(b)	Results of transactions with PECO and BGE are included in the Mid-Atlantic region.
(c)	Results of transactions with ComEd are included in the Midwest region.
(d)	Other Power Regions includes South, West and Canada.
(e)

Other represents activities not allocated to a region. See text above for a description of included activities. Also includes a $14 million decrease to RNF and a $24 million increase to RNF for the amortization of intangible assets related to commodity contracts for the three and six months ended June 30, 2015, respectively, and $50 million decrease to RNF and $92 million decrease to RNF for the amortization of intangible assets related to commodity contracts for the three and six months ended June 30, 2014, respectively.

(f)

Includes $113 million and $169 million of purchased power from CENG prior to its consolidation on April 1, 2014 in the Mid-Atlantic and New York regions, respectively, for the six months ended June 30, 2014.

Generation’s supply sources by region are summarized below:

	Three Months Ended June 30,		Variance	% Change
Supply Source (GWh)	2015	2014
Nuclear Generation
Mid-Atlantic(a)	15,619	14,912	707	4.7%
Midwest	23,448	22,719	729	3.2%
New York(a)	4,738	3,766	972	25.8%

Total Nuclear Generation	43,805	41,397	2,408	5.8%
Fossil and Renewables(a)
Mid-Atlantic	750	3,165	(2,415)	(76.3)%
Midwest	363	319	44	13.8%
New England	135	1,299	(1,164)	(89.6)%
New York	1	1	—	—%
ERCOT	872	1,553	(681)	(43.9)%
Other Power Regions(c)	2,096	2,041	55	2.7%

Total Fossil and Renewables	4,217	8,378	(4,161)	(49.7)%
Purchased Power
Mid-Atlantic	1,384	810	574	70.9%
Midwest	407	520	(113)	(21.7)%
New England	5,742	2,290	3,452	150.7%
ERCOT	2,903	2,518	385	15.3%
Other Power Regions(c)	4,170	3,654	516	14.1%

Total Purchased Power	14,606	9,792	4,814	49.2%
Total Supply/Sales by Region(d)
Mid-Atlantic(e)	17,753	18,887	(1,134)	(6.0)%
Midwest(e)	24,218	23,558	660	2.8%
New England	5,877	3,589	2,288	63.8%
New York	4,739	3,767	972	25.8%
ERCOT	3,775	4,071	(296)	(7.3)%
Other Power Regions(c)	6,266	5,695	571	10.0%

Total Supply/Sales by Region	62,628	59,567	3,061	5.1%

	Six Months Ended June 30,		Variance	% Change
Supply Source (GWh)	2015	2014
Nuclear Generation
Mid-Atlantic(a)	31,337	27,048	4,289	15.9%
Midwest	45,875	45,844	31	0.1%
New York(a)	9,250	3,766	5,484	145.6%

Total Nuclear Generation	86,462	76,658	9,804	12.8%
Fossil and Renewables(a)
Mid-Atlantic	1,309	6,373	(5,064)	(79.5)%
Midwest	795	736	59	8.0%
New England	735	3,033	(2,298)	(75.8)%
New York	2	2	—	—%
ERCOT	2,294	3,208	(914)	(28.5)%
Other Power Regions(c)	4,069	3,670	399	10.9%

Total Fossil and Renewables	9,204	17,022	(7,818)	(45.9)%
Purchased Power
Mid-Atlantic(b)	3,208	4,043	(835)	(20.7)%
Midwest	996	1,231	(235)	(19.1)%
New England	12,150	4,360	7,790	n.m.
New York(b)	—	2,857	(2,857)	(100.0)%
ERCOT	5,147	4,501	646	14.4%
Other Power Regions(c)	7,477	7,009	468	6.7%

Total Purchased Power	28,978	24,001	4,977	20.7%
Total Supply/Sales by Region(d)
Mid-Atlantic(e)	35,854	37,464	(1,610)	(4.3)%
Midwest(e)	47,666	47,811	(145)	(0.3)%
New England	12,885	7,393	5,492	74.3%
New York	9,252	6,625	2,627	39.7%
ERCOT	7,441	7,709	(268)	(3.5)%
Other Power Regions(c)	11,546	10,679	867	8.1%

Total Supply/Sales by Region	124,644	117,681	6,963	5.9%

(a)

Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG). Nuclear generation for the three and six months ended June 30, 2015 includes physical volumes of 3,743 GWh and 7,027 GWh in the Mid-Atlantic region and 4,738 GWh and 9,250 GWh in the New York region for CENG. Nuclear generation for the three and six months ended June 30, 2014 includes physical volumes of 3,780 GWh in the Mid-Atlantic region and 3,766 GWh in the New York region for CENG. Prior to the integration date of April 1, 2014, CENG volumes were included in purchased power.

(b)

Purchased power for the six months ended June 30, 2014 includes physical volumes of 2,489 GWh in the Mid-Atlantic and 2,857 GWh in the New York regions as a result of the PPA with CENG. As of the integration date of April 1, 2014, CENG volumes are included in nuclear generation.

(c)	Other Power Regions includes South, West and Canada.
(d)

Excludes physical proprietary trading volumes of 1,657 GWh and 2,629 GWh for the three months ended June 30, 2015 and 2014, respectively, and 3,465 GWh and 5,123 GWh for six months ended June 30, 2015 and 2014, respectively.

(e)	Includes affiliate sales to PECO and BGE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region.

Mid-Atlantic

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    The $31 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to lower capacity revenues and lower generation volumes due to the sale of various generating assets, partially offset by higher nuclear volumes, benefit of lower cost to serve load, the cancellation of the DOE spent nuclear fuel disposal fee, and favorability from portfolio management optimization activities.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The $56 million increase in revenue net of purchased power and fuel expense in the Mid-Atlantic was primarily due to the inclusion of CENG’s results on a fully consolidated basis in 2015, benefit of lower cost to serve load (including the absence of higher procurement costs for replacement power due to extreme cold weather in the first quarter of 2014), higher nuclear volumes, the cancellation of the DOE spent nuclear fuel disposal fee, and favorability from portfolio management optimization activities, partially offset by lower capacity revenues, lower generation volumes due to the sale of generating assets, and lower realized energy prices.

Midwest

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    The $138 million increase in revenue net of purchased power and fuel expense in the Midwest was primarily due to higher capacity revenues, higher nuclear volumes, the inclusion of Integrys’ results in 2015, the cancellation of the DOE spent nuclear fuel disposal fee, and favorability from portfolio management optimization activities.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The $282 million increase in revenue net of purchased power and fuel expense in the Midwest was primarily due to higher capacity revenues, the inclusion of Integrys’ results in 2015, the cancellation of the DOE spent nuclear fuel disposal fee, and favorability from portfolio management optimization activities.

New England

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    The $24 million increase in revenue net of purchased power and fuel expense in New England was primarily due to the benefit of lower cost to serve load and higher generation volumes from power purchase agreements, partially offset by lower generation volumes due to the sale of a generating asset.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The $46 million increase in revenue net of purchased power and fuel expense in New England was primarily due to the benefit of lower cost to serve load and higher generation volumes from power purchase agreements, partially offset by lower generation volumes due to the sale of a generating asset.

New York

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    The $4 million decrease in revenue net of purchased power and fuel expense in New York was primarily due to lower realized energy prices, partially offset by higher nuclear volumes.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The $205 million increase in revenue net of purchased power and fuel expense in New York was primarily due to the inclusion of CENG’s results on a fully consolidated basis in 2015, partially offset by lower realized energy prices.

ERCOT

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    The $11 million increase in revenue net of purchased power and fuel expense in ERCOT was primarily due to the absence of higher procurement costs for replacement power in 2014, partially offset by lower generation volumes due to the sale of Quail Run.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The $17 million decrease in revenue net of purchased power and fuel expense in ERCOT was primarily due to lower realized energy prices and lower generation volumes due to the sale of generating assets, partially offset by the absence of higher procurement costs for replacement power in 2014.

Other Power Regions

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    The $13 million decrease in revenue net of purchased power and fuel expense in Other Power Regions was primarily due to lower realized energy prices, partially offset by higher generation volumes from power purchase agreements and lower fuel costs.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The $72 million decrease in revenue net of purchased power and fuel expense in Other Power Regions was primarily due to lower realized energy prices and the absence of the 2014 fuel optimization opportunities, partially offset by higher generation volumes from power purchase agreements and lower fuel costs.

Mark-to-market

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on economic hedging activities were $235 million for the three months ended June 30, 2015 compared to losses of $14 million for the three months ended June 30, 2014. See Notes 9 — Fair Value of Financial Assets and Liabilities and 10 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    Generation is exposed to market risks associated with changes in commodity prices and enters into economic hedges to mitigate exposure to these fluctuations. Mark-to-market gains on economic hedging activities were $397 million for the six months ended June 30, 2015 compared to losses of $744 million for the six months ended June 30, 2014. See Notes 9 — Fair Value of Financial Assets and Liabilities and 10 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    The $64 million increase in other revenue net of purchased power and fuel expense was primarily driven by the amortization of contracts recorded at fair value during prior acquisitions, and the addition of Integrys.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The $180 million increase in other revenue net of purchased power and fuel expense was primarily driven by the amortization of contracts recorded at fair value during prior acquisitions, and the addition of Integrys.

Nuclear Fleet Capacity Factor and Production Costs

The following table presents nuclear fleet operating data for the three and six months ended June 30, 2015 as compared to the same periods in 2014, for the Generation-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Nuclear fleet production cost is defined as the costs to produce one MWh of energy, including fuel, materials, labor, contracting and other miscellaneous costs, but excludes depreciation, required capital investment, benefits costs associated with labor, insurance, property taxes, unit contingent costs, suspended DOE nuclear waste storage fee, and certain other non-production related overhead costs. Generation considers capacity factor and production costs useful measures comparatively to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Nuclear fleet capacity factor(a)	93.1%	91.8%	92.9%	92.9%
Nuclear fleet production cost per MWh(a)	$19.56	$20.31	$20.05	$20.50

(a)

Excludes Salem, which is operated by PSEG Nuclear, LLC. Reflects ownership percentage of stations operated by Exelon. On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet, and as a result, beginning on April 1, 2014, the financial results include CENG’s results of operations on a fully consolidated basis.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    The nuclear fleet capacity factor, which excludes Salem, increased primarily due to a lower number of both planned refueling outages days and unplanned non-refueling outage days during the three months ended June 30, 2015 compared to the same period in 2014. For the three months ended June 30, 2015 and 2014, refueling outage days totaled 71 and 108, respectively. During the same periods, non-refueling outage days totaled 18 and 44, respectively. Production costs per MWh were lower for the three months ended June 30, 2015 as compared to the same period in 2014 due to a higher fleet capacity factor and elimination of the spent nuclear fuel disposal fee in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The nuclear fleet capacity factor, which excludes Salem, was equal to the performance of the same period in 2014. The lower capacity factor over the three months ended March 31, 2015, driven by a higher number of unplanned outage days and non-outage energy losses in 2015 when compared to 2014, was offset by favorable performance over the three months ended June 30, 2015, due to lower outage days compared to the same period in 2014. For the six months ended June 30, 2015 and 2014, refueling outage days totaled 160 (of which 51 were related to CENG plants) and 160 (of which 52 were related to CENG plants), respectively. During the same periods, non-refueling outage days totaled 50 (of which 9 were related to CENG) and 64 (of which 3 were related to CENG), respectively. Production costs per MWh were lower for the six months ended June 30, 2015 as compared to the same period in 2014, due to the elimination of the spent nuclear fuel disposal fee in 2014, partially offset by the inclusion of CENG.

Operating and Maintenance

The changes in operating and maintenance expense for the three and six months ended June 30, 2015 compared to the same periods in 2014, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)(a)
Labor, other benefits, contracting, materials	$20	$160
Accretion expense	—	23
Corporate allocations(b)	6	11
Pension and non-pension postretirement benefits expense	12	4
Nuclear refueling outage costs, including the co-owned Salem plants(c)	(39)	5
Regulatory fees and assessment	(6)	10
Merger and integration costs	(8)	(9)
Midwest Generation bankruptcy recoveries	—	(14)
Impairment of long-lived assets(d)	(86)	(86)
Other	(4)	16

Increase (decrease) in operating and maintenance expense	$(105)	$120

(a)

On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, beginning on April 1, 2014, the financial results include CENG’s results of operations on a fully consolidated basis.

(b)	Reflects an increased share of corporate allocated costs.
(c)

Reflects the impact of decreased refueling outage days for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and increase outage costs for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

(d)	Reflects the impact of a 2014 charge to earnings related to the impairment of wind generating assets.

Depreciation and Amortization

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    Depreciation and amortization expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 remained relatively level.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The increase in depreciation and amortization expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due the inclusion of CENG’s results on a fully consolidated basis in 2015.
Taxes Other Than Income

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    Taxes other than income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 remained relatively level.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The increase in taxes other than income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due the inclusion of CENG’s results on a fully consolidated basis in 2015.

Equity in Losses of Unconsolidated Affiliates

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    Equity in losses of unconsolidated affiliates for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 remained relatively stable.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    The decrease in equity in losses of unconsolidated affiliates for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to CENG’s operating results being fully consolidated beginning April 1, 2014 and, as a result, are not reflected as equity method earnings in 2015.

Gain on Sales of Assets

The unfavorable change in gain on sales of assets for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 is primarily due to decreased asset divestiture activity in 2015.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 is primarily due to higher outstanding debt in 2015.

Other, Net

The increase in Other, net for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily reflects the change in the realized and unrealized gains and losses related to the NDT funds of its Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $(12) million and $46 million for the three months ended June 30, 2015 and 2014, respectively, and $10 million and $66 million for the six months ended June 30, 2015 and 2014, respectively, related to the contractual elimination of income tax expense (benefit) associated with the NDT funds of the Regulatory Agreement Units. Refer to Note 13 — Nuclear Decommissioning for additional information regarding NDT funds. For the six months ended June 30, 2015, the decrease in Other, net also included a benefit recorded in 2014 for the favorable settlement of certain income tax positions on Constellation’s 2009-2012 pre-acquisition tax returns.

The following table provides unrealized and realized gains on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015(a)	2014
Net unrealized (losses) gains on decommissioning trust funds	$(96)	$128	$(56)	$141
Net realized gains on sale of decommissioning trust funds	50	12	56	25

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, the 2015 financial results include CENG’s results of operations on a fully consolidated basis.

Effective Income Tax Rate

The effective income tax rate was 31.6% and 31.7% for the three and six months ended June 30, 2015, respectively, compared to 34.9% and (0.5)% for the same periods during 2014. See Note 12 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2015	2014		2015	2014
Operating revenue	$1,148	$1,128	$20	$2,333	$2,262	$71
Purchased power expense	275	269	(6)	601	589	(12)

Revenue net of purchased power expense(a)	873	859	14	1,732	1,673	59

Other operating expenses
Operating and maintenance	384	355	(29)	762	681	(81)
Depreciation and amortization	177	174	(3)	352	347	(5)
Taxes other than income	69	72	3	146	149	3

Total other operating expenses	630	601	(29)	1,260	1,177	(83)

Operating income	243	258	(15)	472	496	(24)

Other income and (deductions)
Interest expense, net	(81)	(80)	(1)	(165)	(160)	(5)
Other, net	5	5	—	9	10	(1)

Total other income and (deductions)	(76)	(75)	(1)	(156)	(150)	(6)

Income before income taxes	167	183	(16)	316	346	(30)
Income taxes	68	72	4	127	137	10

Net income	$99	$111	$(12)	$189	$209	$(20)

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

Net Income

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 and Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    ComEd’s net income for the three and six months ended June 30, 2015 was lower than the same periods in 2014, primarily due to unfavorable weather and volume partly offset by increased electric distribution earnings reflecting the impacts of increased capital investment, which was partially offset by lower allowed return on common equity due to a decrease in treasury rates.

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

Retail deliveries purchased from competitive electric generation suppliers (as a percentage of kWh sales) for the three and six months ended June 30, 2015, compared to the same period in 2014, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Electric	79%	81%	78%	80%

Retail customers purchasing electric generation from competitive electric generation suppliers at June 30, 2015 and 2014 consisted of the following:

	June 30, 2015		June 30, 2014
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	2,268,000	58%	2,550,100	66%

The City of Chicago currently participates in ComEd’s customer choice program and purchases electricity from Constellation (formerly Integrys). Beginning in September 2015, the City of Chicago will no longer participate in the customer choice program and will begin purchasing its electricity from ComEd. It is anticipated that by the end of the fourth quarter 2015 approximately 43% of retail customers and 72% of kWh sales in the ComEd service territory will be supplied by competitive retail electric suppliers, reflecting the City of Chicago switching back to ComEd. ComEd’s Operating revenue will increase as a result of the City of Chicago switching, but will be fully offset in Purchased power expense.

The changes in ComEd’s Revenue net of purchased power expense for the three and six months ended June 30, 2015, compared to the same periods in 2014 consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Weather	$(14)	$(19)
Volume	(5)	(13)
Electric distribution revenue	36	42
Transmission revenue	9	13
Regulatory required programs	(28)	(19)
Uncollectible accounts recovery, net	11	43
Revenue subject to refund	9	9
Other	(4)	3

Increase in revenue net of purchased power expense	$14	$59

Weather.    The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage. Conversely, mild weather reduces demand. For the three and six months ended June 30, 2015, unfavorable weather conditions reduced Operating revenue net of purchased power expense when compared to the same periods in 2014.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory with cooling degree days generally having a more significant impact to ComEd, particularly during the summer months. The changes in heating and cooling degree days in ComEd’s service territory for the three and six months ended June 30, 2015, and 2014, consisted of the following:

Heating and Cooling Degree-Days	2015	2014	Normal	% Change
Three Months Ended June 30,				From 2014	From Normal
Heating Degree-Days	686	695	765	(1.3)%	(10.3)%
Cooling Degree-Days	171	259	218	(34.0)%	(21.6)%

Six Months Ended June 30,
Heating Degree-Days	4,318	4,569	3,929	(5.5)%	9.9%
Cooling Degree-Days	171	259	218	(34.0)%	(21.6)%

Volume.    Revenue net of purchased power expense decreased as a result of lower delivery volume, exclusive of the effects of weather, reflecting decreased average usage per customer as compared to the same three and six months periods in 2014.

Electric Distribution Revenue.    EIMA provides for a performance-based rate formula, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under EIMA, distribution revenue varies from year to year based on fluctuations in the underlying costs, investments being recovered, allowed ROE, and other billing determinants. In addition, ComEd’s allowed rate of return on common equity is the annual average rate of 30-year treasury notes plus 580 basis points, subject to a collar of plus or minus 50 basis points. Therefore, the collar limits favorable and unfavorable impacts of weather and load on distribution revenue. During the three and six months ended June 30, 2015, ComEd recorded increased electric distribution revenue primarily due to higher operating and maintenance expense and increased capital investment, partially offset by lower allowed return on common equity due to a decrease in treasury rates. See Operating and Maintenance Expense below, and Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s rate formula pursuant to EIMA.

Transmission Revenue.    Under a FERC-approved formula, transmission revenue varies from year to year based on fluctuations in the underlying costs, investments being recovered and other billing determinants, such as the highest daily peak load from the previous calendar year. For the three and six months ended June 30, 2015, ComEd recorded increased transmission revenue primarily due to increased capital investment. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Revenue Subject to Refund.    ComEd records revenue subject to refund based upon its best estimate of customer collections that may be required to be refunded. Revenue net of purchase power was higher for the three and six months ended June 30, 2015 due to the one-time revenue refund associated with Rider AMP recorded in the second quarter of 2014. See Note 3 — Regulatory Matters of the Exelon 2014 Form 10-K for additional information regarding Rider AMP.

Other.    Other revenue, which can vary period to period, includes rental revenue, revenue related to late payment charges, revenue from other utilities for mutual assistance programs and recoveries of environmental costs associated with MGP sites. An equal and offsetting amount of environmental costs associated with MGP sites is reflected in Depreciation and amortization expense during the periods presented.

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase
	2015	2014		2015	2014
Operating and maintenance expense — baseline	$338	$281	$57	$659	$559	$100
Operating and maintenance expense — regulatory required programs(a)	46	74	$(28)	103	122	$(19)

Total operating and maintenance expense	$384	$355	$29	$762	$681	$81

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenue.

The changes in operating and maintenance expense for the three and six months ended June 30, 2015 compared to the same periods in 2014, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials(a)	$21	$38
Pension and non-pension postretirement benefits expense	8	—
Storm-related costs	6	2
Uncollectible accounts expense — provision(b)	3	5
Uncollectible accounts expense — recovery, net(b)	8	38
Other	11	17

	57	100
Regulatory required programs
Energy efficiency and demand response programs	(28)	(19)

	(28)	(19)

Increase in operating and maintenance expense	$29	$81

(a)	Primarily reflects increased contracting costs related to other preventative and corrective maintenance projects for the three and six months ended June 30, 2015.
(b)

ComEd is allowed to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. During the three and six months ended June 30, 2015, ComEd recorded a net increase in operating and maintenance expense related to uncollectible accounts due to the timing of regulatory cost recovery. An equal and offsetting increase has been recognized in operating revenue for the periods presented.

Depreciation and Amortization

Depreciation and amortization expense increased during the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to increased capital expenditures, partially offset by decreased amortization as a result of ComEd’s severance regulatory assets fully amortizing during the second quarter of 2014.

Taxes Other Than Income

Taxes other than income taxes, which can vary period to period, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income taxes remained relatively flat during the three and six months ended June 30, 2015, compared to the same periods in 2014.

Interest Expense, Net

The changes in interest expense, net for the three and six months ended June 30, 2015, compared to the same periods in 2014, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Interest expense related to uncertain tax positions	$—	$(1)
Interest expense on debt (including financing trusts)(a)	3	6
Other	(2)	—

Increase in interest expense, net	$1	$5

(a)

Primarily reflects an increase in interest expense due to the issuance of First Mortgage Bonds on November 10, 2014 and March 2, 2015. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on ComEd’s debt obligations.

Effective Income Tax Rate

ComEd’s effective income tax rate was 40.7% and 39.3% for the three months ended June 30, 2015 and 2014, respectively. ComEd’s effective income tax rate was 40.2% and 39.6% for the six months ended June 30, 2015 and 2014, respectively. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to Customers (in GWhs)	2015	2014			2015	2014
Retail Deliveries(a)
Residential	5,685	6,177	(8.0)%	(1.8)%	12,682	13,587	(6.7)%	(2.6)%
Small commercial & industrial	7,566	7,759	(2.5)%	(1.3)%	15,727	16,090	(2.3)%	(0.8)%
Large commercial & industrial	6,680	6,769	(1.3)%	(0.5)%	13,557	13,864	(2.2)%	(1.4)%
Public authorities & electric railroads	290	304	(4.6)%	(4.5)%	669	701	(4.6)%	(3.6)%

Total retail deliveries	20,221	21,009	(3.8)%	(1.2)%	42,635	44,242	(3.6)%	(1.6)%

	As of June 30,
Number of Electric Customers	2015	2014
Residential	3,511,058	3,487,337
Small commercial & industrial	369,255	367,354
Large commercial & industrial	1,976	2,025
Public authorities & electric railroads	4,833	4,827

Total	3,887,122	3,861,543

	Three Months Ended June 30,				Six Months Ended June 30,
Electric Revenue	2015	2014	% Change		2015	2014	% Change
Retail Sales(a)
Residential	$527	$499	5.6%		$1,096	$1,007	8.8%
Small commercial & industrial	330	340	(2.9)%		667	684	(2.5)%
Large commercial & industrial	109	113	(3.5)%		218	229	(4.8)%
Public authorities & electric railroads	11	12	(8.3)%		23	24	(4.2)%

Total retail	977	964	1.3%		2,004	1,944	3.1%

Other revenue(b)	171	164	4.3%		329	318	3.5%

Total electric revenue	$1,148	$1,128	1.8%		$2,333	$2,262	3.1%

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

Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2015	2014		2015	2014
Operating revenue	$661	$656	$5	$1,646	$1,649	$(3)
Purchased power and fuel	237	241	4	675	705	30

Revenue net of purchased power and fuel expense(a)	424	415	9	971	944	27

Other operating expenses
Operating and maintenance	192	184	(8)	414	464	50
Depreciation and amortization	69	59	(10)	131	117	(14)
Taxes other than income	39	38	(1)	80	80	—

Total other operating expenses	300	281	(19)	625	661	36

Gain on sale of assets	—	—	—	1	—	1

Operating income	124	134	(10)	347	283	64

Other income and (deductions)
Interest expense, net	(28)	(28)	—	(56)	(56)	—
Other, net	1	1	—	3	3	—

Total other income and (deductions)	(27)	(27)	—	(53)	(53)	—

Income before income taxes	97	107	(10)	294	230	64
Income taxes	27	23	(4)	85	57	(28)

Net income attributable to common shareholder	$70	$84	$(14)	$209	$173	$36

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

Net Income Attributable to Common Shareholder

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.    PECO’s decrease in net income attributable to common shareholder was driven primarily by an increase in operating and maintenance expense due to the significant June 2015 storm.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.    PECO’s increase in net income attributable to common shareholder was driven primarily by a decrease in operating and maintenance expense due to a decrease in storm costs and favorable weather included in Revenue net of purchased power and fuel expense.

Operating Revenue Net of Purchased Power and Fuel Expense

Electric and gas revenue and purchased power and fuel expense are affected by fluctuations in commodity procurement costs. PECO’s electric supply and natural gas cost rates charged to customers are subject to adjustments as specified in the PAPUC-approved tariffs that are designed to recover or refund the difference between the actual cost of electric supply and natural gas and the amount included in rates in accordance with the PECO’s GSA and PGC, respectively. Therefore, fluctuations in electric supply and natural gas procurement costs have no impact on electric and gas revenue net of purchased power and fuel expense.

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

Retail deliveries purchased from competitive electric generation and natural gas suppliers (as a percentage of kWh and mmcf sales, respectively) for the three and six months ended June 30, 2015 and 2014, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Electric	71%	72%	69%	70%
Natural Gas	28%	24%	24%	21%

Retail customers purchasing electric generation and natural gas from competitive electric generation and natural suppliers at June 30, 2015 and 2014 consisted of the following:

	June 30, 2015		June 30, 2014
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	552,500	35%	538,800	34%
Natural Gas	81,900	16%	74,800	15%

The changes in PECO’s operating revenue net of purchased power and fuel expense for the three and six months ended June 30, 2015 compared to the same period in 2014 consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$16	$(2)	$14	$20	$1	$21
Volume	—	2	2	4	5	9
Pricing	(1)	—	(1)	(2)	2	—
Regulatory required programs	(2)	—	(2)	3	—	3
Other	(4)	—	(4)	(7)	1	(6)

Total increase	$9	$—	$9	$18	$9	$27

Weather.    The demand for electricity and gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2015 compared to the same periods in 2014, operating revenue net of purchased power and fuel expense was higher primarily due to the impact of favorable weather conditions in PECO’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three and six months ended June 30, 2015 compared to the same period in 2014 and normal weather consisted of the following:

				% Change
Heating and Cooling Degree-Days	2015	2014	Normal	From 2014	From Normal
Three Months Ended June 30,
Heating Degree-Days	330	393	466	(16.0)%	(29.2)%
Cooling Degree-Days	513	375	348	36.8%	47.4%

Six Months Ended June 30,
Heating Degree-Days	3,264	3,237	2,943	0.8%	10.9%
Cooling Degree-Days	513	375	349	36.8%	47.0%

Volume.    The increase in gas operating revenue net of fuel expense related to delivery volume, exclusive of the effects of weather, for the three and six months ended June 30, 2015 compared to the same period in 2014, primarily reflects the impact of moderate economic and customer growth partially offset by energy efficiency initiatives on customer usages.

The increase in electric operating revenue net of purchased power expense related to delivery volume for the six months ended June 30, 2015, is primarily related to the shift in the volume profile across classes from lower priced classes to higher priced classes.

Pricing.    Pricing for the three and six months ended June 30, 2015 compared to the same periods in 2014 remained relatively constant.

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

Other.    Other revenue for electric primarily reflects the impact of lower wholesale transmission revenue for the three and six months ended June 30, 2015 compared to the same periods in 2014. Wholesale transmission revenue is impacted by the previous year’s peak demand, which was lower in 2014 than in 2013.

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014		2015	2014
Operating and maintenance expense — baseline	$162	$155	$7	$359	$415	$(56)
Operating and maintenance expense — regulatory required programs(a)	30	29	1	55	49	6

Total operating and maintenance expense	$192	$184	$8	$414	$464	$(50)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenue.

The changes in operating and maintenance expense for the three and six months ended June 30, 2015 compared to the same period in 2014, consisted of the following:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(11)	$—
Storm-related costs	15 (a)	(60	)(b)
Pension and non-pension postretirement benefits expense	1	—
Merger and integration costs	1	2
Uncollectible accounts expense	(3)	(5)
Other	4	7

	7	(56)
Regulatory required programs
Smart meter	—	(2)
Energy efficiency	1	6
Other	—	2

	1	6

Increase (Decrease) in operating and maintenance expense	$8	$(50)

(a)	Reflects an increase of $15 million in incremental storm costs in the second quarter of 2015 primarily as a result of the significant June 2015 storm.
(b)	Reflects a reduction of $51 million in incremental storm costs in the second quarter of 2015 primarily as a result of the February 5, 2014 ice storm.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily reflects the change in the under-recovered position of the Smart Meter program surcharge given lower meter reading costs.

Taxes Other Than Income

Taxes other than income for the three and six months ended June 30, 2015 compared to the same periods in 2014 remained relatively constant.

Interest Expense, Net

Interest expense, net for the three and six months ended June 30, 2015 compared to the same periods in 2014 remained constant.

Other, Net

Other, net for the three and six months ended June 30, 2015 compared to the same periods in 2014 remained constant.

Effective Income Tax Rate

PECO’s effective income tax rate was 27.8% and 21.5% for the three months ended June 30, 2015 and 2014, respectively.

PECO’s effective income tax rate was 28.9% and 24.8% for the six months ended June 30, 2015 and 2014, respectively. See Note 12 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to Customers (in GWhs)	2015	2014			2015	2014
Retail Deliveries(a)
Residential	3,021	2,801	7.9%	(0.2)%	6,989	6,649	5.1%	0.7%
Small commercial & industrial	1,925	1,947	(1.1)%	(3.2)%	4,087	4,002	2.1%	0.3%
Large commercial & industrial	3,784	3,741	1.1%	0.4%	7,517	7,518	—%	(0.6)%
Public authorities & electric railroads	214	222	(3.6)%	(3.6)%	443	481	(7.9)%	(7.9)%

Total retail deliveries	8,944	8,711	2.7%	(0.7)%	19,036	18,650	2.1%	(0.1)%

	As of June 30,
Number of Electric Customers	2015	2014
Residential	1,437,523	1,428,080
Small commercial & industrial	148,918	149,259
Large commercial & industrial	3,095	3,108
Public authorities & electric railroads	9,803	9,712

Total	1,599,339	1,590,159

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Electric Revenue	2015	2014			2015	2014
Retail Sales(a)
Residential	$365	$338	8.0%		$815	$782	4.2%
Small commercial & industrial	102	101	1.0%		217	212	2.4%
Large commercial & industrial	54	54	—%		108	117	(7.7)%
Public authorities & electric railroads	8	8	—%		15	16	(6.3)%

Total retail	529	501	5.6%		1,155	1,127	2.5%

Other revenue(b)	53	58	(8.6)%		104	109	(4.6)%

Total electric revenue	$582	$559	4.1%		$1,259	$1,236	1.9%

(a)

Reflects delivery volumes and revenue from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenue.

PECO Gas Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
Deliveries to Customers (in mmcf)	2015	2014			2015	2014
Retail Delivery
Retail sales(a)	7,233	7,424	(2.6)%	7.5%	42,095	40,594	3.7%	3.9%
Transportation and other	5,431	6,005	(9.6)%	(5.9)%	14,128	14,374	(1.7)%	(3.2)%

Total gas deliveries	12,664	13,429	(5.7)%	1.6%	56,223	54,968	2.3%	1.9%

	As of June 30,
Number of Gas Customers	2015	2014
Residential	464,333	459,407
Commercial & industrial	42,603	42,042

Total retail	506,936	501,449
Transportation	845	882

Total	507,781	502,331

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Gas Revenue	2015	2014			2015	2014
Retail Sales
Retail sales(a)	$72	$88	(18.2)%		$368	$390	(5.6)%
Transportation and other	7	9	(22.2)%		19	23	(17.4)%

Total gas revenue	$79	$97	(18.6)%		$387	$413	(6.3)%

(a)

Reflects delivery volumes and revenue from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. For customers purchasing natural gas from PECO, revenue also reflects the cost of natural gas.

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2015	2014		2015	2014
Operating revenue	$628	$653	$(25)	$1,664	$1,707	$(43)
Purchased power and fuel	239	268	29	726	797	71

Revenue net of purchased power and fuel(a)	389	385	4	938	910	28

Other operating expenses
Operating and maintenance	149	188	39	331	376	45
Depreciation and amortization	87	89	2	192	197	5
Taxes other than income	54	53	(1)	111	113	2

Total other operating expenses	290	330	40	634	686	52

Operating income	99	55	44	304	224	80

Other income and (deductions)
Interest expense, net	(24)	(27)	3	(50)	(55)	5
Other, net	4	5	(1)	8	9	(1)

Total other income and (deductions)	(20)	(22)	2	(42)	(46)	4

Income before income taxes	79	33	46	262	178	84
Income taxes	32	14	(18)	105	72	(33)

Net income	47	19	28	157	106	51
Preference stock dividends	3	3	—	6	6	—

Net income attributable to common shareholder	$44	$16	$28	$151	$100	$51

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

Net Income attributable to common shareholder

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014.    BGE’s net income attributable to common shareholder for the three months ended June 30, 2015 was higher than the same period in 2014, primarily due to a decrease in operating and maintenance expense attributable to a reduction in bad debt expense and an increase in revenue net of purchased power and fuel expense as a result of the December 2014 electric and gas distribution rate order issued by the MDPSC.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014.    BGE’s net income attributable to common shareholder for the six months ended June 30, 2015 was higher than the same period in 2014, primarily due to an increase in revenue net of purchased power and fuel expense as a result of the December 2014 electric and gas distribution rate order issued by the MDPSC and a decrease in operating and maintenance expense attributable to a reduction in bad debt expense and lower storm costs in the BGE service territory.

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

Retail deliveries purchased from competitive electric generation and natural gas suppliers (as a percentage of kWh and mmcf sales, respectively) for the three and six months ended June 30, 2015, compared to the same period in 2014, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Electric	64%	63%	59%	60%
Natural Gas	67%	64%	50%	51%

Retail customers purchasing electric generation and natural gas from competitive electric generation and natural gas suppliers at June 30, 2015 and 2014 consisted of the following:

	June 30, 2015		June 30, 2014
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	349,400	28%	382,600	31%
Natural Gas	157,300	24%	165,500	25%

The changes in BGE’s operating revenue net of purchased power and fuel expense for the three and six months ended June 30, 2015, compared to the same period in 2014, consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution rate increase	$2	$5	$7	$11	$21	$32
Regulatory required programs	1	—	1	(2)	2	—
Other	(1)	(3)	(4)	(1)	(3)	(4)

Total increase	$2	$2	$4	$8	$20	$28

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

Heating degree days are quantitative indices that reflect the demand for energy needed to heat a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in BGE’s service territory. The changes in heating degree days in BGE’s service territory for the three and six months ended June 30, 2015 compared to the same period in 2014 consisted of the following:

Heating and Cooling Degree-Days	2015	2014	Normal	% Change
Three Months Ended June 30,				From 2014	From Normal
Heating Degree-Days	422	497	509	(15.1)%	(17.1)%
Cooling Degree-Days	317	233	253	36.1%	25.3%

Six Months Ended June 30,
Heating Degree-Days	3,372	3,358	2,904	0.4%	16.1%
Cooling Degree-Days	317	233	256	36.1%	23.8%

Distribution Rate Increase.    The increase in distribution rates for the three and six months ended June 30, 2015, compared to the same period in 2014, was primarily due to the impact of the new electric and natural gas distribution rates charged to customers that became effective in December 2014 in accordance with the MDPSC approved electric and natural gas distribution rate case orders. See Note 3 — Regulatory Matters of the Exelon 2014 Form 10-K for additional information.

Regulatory Required Programs.    This represents the change in revenue collected under approved riders to recover costs incurred for the energy efficiency and demand response programs as well as administrative and commercial and industrial customer bad debt costs for SOS. The riders are designed to provide full recovery, as well as a return in certain instances. The costs of these programs are included in Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income in BGE’s Consolidated Statements of Operations and Comprehensive Income.

Other.    Other revenue decreased during the three and six months ended June 30, 2015 compared to the same period in 2014. Other revenue, which can vary from period to period, includes miscellaneous revenue such as service application and late payment fees.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three and six months ended June 30, 2015 compared to the same period in 2014, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$(3)	$(4)
Pension and non-pension postretirement benefits expense	—	(1)
Storm-related costs	1	(18)
Uncollectible accounts expense	(34)	(19)
Other	(3)	(3)

Decrease in operating and maintenance expense	$(39)	$(45)

Depreciation and Amortization

Depreciation and amortization expense decreased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to a reduction in regulatory asset amortization related to demand response programs.

Taxes Other Than Income

Taxes other than income for the three and six months ended June 30, 2015 compared to the same periods in 2014 remained relatively consistent.

Interest Expense, Net

The decrease in interest expense, net for the three and six months ended June 30, 2015, compared to the same periods in 2014, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)	Increase (Decrease)
Interest expense related to uncertain tax positions	$(1)	$(1)
Interest expense on debt (including financing trusts)	(1)	(2)
Other	(1)	(2)

Decrease in interest expense, net	$(3)	$(5)

Effective Income Tax Rate

BGE’s effective income tax rate was 40.5% and 42.4% for the three months ended June 30, 2015 and 2014, respectively, and 40.1% and 40.4% for the six months ended June 30, 2015 and 2014, respectively. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for further discussion of the change in effective income tax rate.

BGE Electric Operating Statistics and Revenue Detail

Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
	2015	2014			2015	2014
Retail Deliveries(a)
Residential	2,635	2,639	(0.2)%	n.m.	6,808	6,732	1.1%	n.m.
Small commercial & industrial	780	704	10.8%	n.m.	1,625	1,538	5.7%	n.m.
Large commercial & industrial	3,467	3,593	(3.5)%	n.m.	6,906	7,062	(2.2)%	n.m.
Public authorities & electric railroads	74	79	(6.3)%	n.m.	149	157	(5.1)%	n.m.

Total electric deliveries	6,956	7,015	(0.8)%	n.m.	15,488	15,489	—%	n.m.

	As of June 30,
Number of Electric Customers	2015	2014
Residential	1,132,325	1,123,804
Small commercial & industrial	112,951	112,827
Large commercial & industrial	11,820	11,660
Public authorities & electric railroads	286	290

Total	1,257,382	1,248,581

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Electric Revenue	2015	2014			2015	2014
Retail Sales(a)
Residential	$303	$293	3.4%		$752	$729	3.2%
Small commercial & industrial	61	64	(4.7)%		137	136	0.7%
Large commercial & industrial	109	120	(9.2)%		229	243	(5.8)%
Public authorities & electric railroads	8	8	—%		16	16	—%

Total retail	481	485	(0.8)%		1,134	1,124	0.9%

Other revenue	60	67	(10.4)%		120	138	(13.0)%

Total electric revenue	$541	$552	(2.0)%		$1,254	$1,262	(0.6)%

(a)

Reflects delivery volumes and revenue from customers purchasing electricity directly from BGE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from BGE, revenue also reflects the cost of energy and transmission.

BGE Gas Operating Statistics and Revenue Detail

Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
	2015	2014			2015	2014
Retail Deliveries(b)
Retail sales	13,885	14,834	(6.4)%	n.m.	60,762	61,222	(0.8)%	n.m.
Transportation and other	585	875	(33.1)%	n.m.	3,909	7,204	(45.7)%	n.m.

Total gas deliveries	14,470	15,709	(7.9)%	n.m.	64,671	68,426	(5.5)%	n.m.

	As of June 30,
Number of Gas Customers	2015	2014
Residential	614,168	612,202
Commercial & industrial	44,004	44,019

Total	658,172	656,221

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Gas Revenue	2015	2014			2015	2014
Retail Sales(b)
Retail sales	$85	$92	(7.6)%		$384	$377	1.9%
Transportation and other(c)	2	9	(77.8)%		26	68	(61.8)%

Total gas revenue	$87	$101	(13.9)%		$410	$445	(7.9)%

(b)

Reflects delivery volumes and revenue from customers purchasing natural gas directly from BGE and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. The cost of natural gas is charged to customers purchasing natural gas from BGE.

(c)

Transportation and other gas revenue includes off-system revenue of 585 mmcfs ($3 million) and 875 mmcfs ($5 million) for the three months ended June 30, 2015 and 2014, respectively and 3,909 mmcfs ($25 million) and 7,204 mmcfs ($58 million) for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Exelon’s and Generation’s prior year activity presented below includes the activity of CENG from the integration date effective April 1, 2014 through December 31, 2014. All results included throughout the liquidity and capital resources section are presented on a GAAP basis.

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, Exelon Corporate, Generation, ComEd, PECO and BGE have access to syndicated unsecured revolving credit facilities with aggregate bank commitments of $0.5 billion, $5.3 billion, $1.0 billion, $0.6 billion and $0.6 billion, respectively. Exelon Corporate, Generation, ComEd, PECO and BGE’s revolving credit facilities expire in 2018 and 2019. In addition, Generation has $0.5 billion in bilateral credit facilities with banks which have various expiration dates between October 2015 and January 2017. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

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

Pension and Other Postretirement Benefits

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006, and management of the net pension obligation and regulatory implications. On July 6, 2012, President Obama signed into law the Moving Ahead for Progress in the Twenty-first Century Act, which contains a pension funding provision that results in lower pension contributions in the near term while increasing the premiums pension plans pay to the Pension Benefit Guaranty Corporation. Certain provisions of the law were applied in 2012 while the others took effect in 2013. On August 8, 2014, this funding relief was extended for five years. The estimated impacts of the law are reflected in Exelon’s projected pension contributions.

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

Tax Matters

The Registrants’ future cash flows from operating activities may be affected by the following tax matters:

•

In the event of a fully successful IRS challenge to Exelon’s like-kind exchange position, the potential tax and after-tax interest, exclusive of penalties, that could become currently payable as of June 30, 2015 may be as much as $810 million, of which approximately $310 million would be attributable to ComEd after consideration of Exelon’s agreement to hold ComEd harmless, and the balance at Exelon. Litigation could take several years such that the estimated cash and interest impacts will increase by a material amount.

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

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015(c)	2014	Variance
Net income	$1,372	$651	$721
Add (subtract):
Non-cash operating activities(a)	2,254	3,208	(954)
Gain on consolidation and acquisitions of businesses	—	(268)	268
Pension and other postretirement benefit contributions	(301)	(499)	198
Income taxes	247	(16)	263
Changes in working capital and other noncurrent assets and liabilities(b)	(42)	(740)	698
Option premiums received, net	22	21	1
Counterparty collateral received (posted), net	417	(606)	1,023

Net cash flows provided by operations	$3,969	$1,751	$2,218

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

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.
(c)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, the 2015 activity includes CENG on a fully consolidated basis.

Cash flows from operations for the six months ended June 30, 2015 and 2014 by Registrant were as follows:

	Six Months Ended June 30,
	2015	2014
Exelon(a)	$3,969	$1,751
Generation(a)	2,423	742
ComEd	800	429
PECO	375	340
BGE	489	410

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, the 2015 activity includes CENG on a fully consolidated basis.

Changes in Exelon’s, Generation’s, ComEd’s, PECO’s and BGE’s cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2015 and 2014 were as follows:

Generation

•

Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differ depending on whether the transactions are on the exchange or in the OTC markets. During the six months ended June 30, 2015 and 2014, Generation had net collections/(payments) of counterparty collateral of $440 million and $(633) million, respectively, primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position. In addition, since the fourth quarter of 2014, the exchanges increased initial margin rates, which required Generation to post higher amounts of initial margin.

•

During the six months ended June 30, 2015 and 2014, Generation had net collections of approximately $22 million and $21 million, respectively, related to purchases and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

ComEd

•

As of June 30, 2015 and 2014, ComEd had a working capital deficit of $228 million and $646 million, respectively. The working capital deficit is primarily attributable to the increase in short-term borrowings. Cash flows from operating activities are sufficient to meet operating requirements; however, increased capital investment in infrastructure improvements and modernization pursuant to EIMA, transmission upgrades and expansions may require external debt financing or additional capital contributions from parent.

•

During the six months ended June 30, 2015 and 2014, ComEd’s payables for Generation energy purchases decreased by $(7) million and $(33) million, respectively, and payables to other energy suppliers for energy purchases increased/(decreased) by $(13) million and $55 million, respectively.

•

Except as discussed above, other significant operating cash flow impacts include other non-cash operating activities of $222 million and $99 million during the six months ended June 30, 2015 and 2014 , respectively. The non-cash activities primarily included Pension and non-pension postretirement benefit costs, Provision for uncollectible accounts and Discrete impacts of EIMA. See Note 20 — Supplemental Financial Information in the Combined Notes to Consolidated Financial Statements for additional detail.

PECO

•

During the six months ended June 30, 2015 and 2014, PECO’s payables to Generation for energy purchases increased/(decreased) by $6 million and $(15) million, respectively, and payables to other electric and gas suppliers for energy purchases decreased by $(14) million and $(4) million, respectively.

BGE

•

During the six months ended June 30, 2015 and 2014, BGE’s payables to Generation for energy purchases increased/(decreased) by $(9) million and $9 million, respectively, and payables to other electric and gas suppliers for energy purchases decreased by $(23) million and $(16) million, respectively.

•

Except as discussed above, other significant operating cash flow impacts include other non-cash operating activities of $76 million and $89 million during the six months ended June 30, 2015 and 2014, respectively. The non-cash activities included Pension and non-pension postretirement benefit costs and Amortization of rate stabilization deferral. See Note 20 — Supplemental Financial Information in the Combined Notes to Consolidated Financial Statements for additional detail.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 by Registrant were as follows:

	Six Months Ended June 30,
	2015	2014
Exelon(a)	$(3,546)	$(2,187)
Generation(a)	(1,850)	(1,014)
ComEd	(1,044)	(731)
PECO	(281)	(302)
BGE	(275)	(332)

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, the 2015 activity includes CENG on a fully consolidated basis.

Generation

Generation has entered into several agreements to acquire equity interests in privately held and development stage entities which develop energy-related technologies. The agreements contain a series of scheduled investment commitments, including in-kind service contributions. There are approximately $363 million of anticipated expenditures remaining through 2019 to fund anticipated planned capital and operating needs of the associated companies.

Generation has executed, or expects to execute, several construction and services contracts. The total estimated remaining construction expenditures for these projects are approximately $1.6 billion and achievement of commercial operations is expected between 2015 and 2018 for all these projects.

Capital expenditures by Registrant for the six months ended June 30, 2015 and 2014 and projected amounts for the full year 2015 are as follows:

	Projected Full Year 2015(e)	Six Months Ended June 30,
		2015	2014
Exelon(a)	$7,460	$3,460	$2,501
Generation(a)(b)	3,775	1,764	1,103
ComEd(c)	2,400	1,061	747
PECO	600	289	308
BGE	700	304	313
Other(d)	85	42	30

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, CENG is included on a fully consolidated basis in the 2015 results above.
(b)	Generation’s capital expenditures for the projected full year 2015 includes nuclear fuel of $1.3 billion and growth expenditures of $1.2 billion.

(c)

The projected capital expenditures include approximately $670 million of expected incremental spending pursuant to EIMA, ComEd has committed to invest approximately $2.6 billion over a ten year period to modernize and storm-harden its distribution system and to implement smart grid technology.

(d)	Other primarily consists of corporate operations and BSC.
(e)	Total projected capital expenditures do not include adjustments for non-cash activity.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

In 2014, Exelon and its affiliates initiated a comprehensive project to ensure corporate-wide compliance with Version 5 of the North American Electric Reliability Corporation (NERC) Critical Infrastructure Protection Standards (CIP V.5) which will become effective on April 1, 2016. Generation, ComEd, PECO and BGE will be incurring incremental capital expenditures through 2016 associated with the CIP V.5 compliance implementation project.

Generation

Approximately 34% and 5% of the projected 2015 capital expenditures at Generation are for the acquisition of nuclear fuel and investments in renewable energy and natural gas generation, respectively, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Generation anticipates that they will fund capital expenditures with internally generated funds and borrowings.

ComEd, PECO and BGE

Approximately 83%, 92% and 96% of the projected 2015 capital expenditures at ComEd, PECO and BGE, respectively, are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as ComEd’s reliability related investments required under EIMA, and ComEd’s, PECO’s and BGE’s construction commitments under PJM’s RTEP. In addition to the capital expenditure for continuing projects, ComEd’s total expenditures include smart grid/smart meter technology required under EIMA and for PECO and BGE, total capital expenditures related to their respective smart meter program.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the six months ended June 30, 2015 and 2014 by Registrant were as follows:

	Six Months Ended June 30,
	2015	2014
Exelon(a)	$3,713	$189
Generation(a)	(897)	(681)
ComEd	229	304
PECO	(98)	(162)
BGE	(254)	(94)

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, the 2015 activity includes CENG on a fully consolidated basis.

Debt

See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for further details of the Registrants’ debt issuances and retirements.

Dividends

Cash dividend payments and distributions during the six months ended June 30, 2015 and 2014 by Registrant were as follows:

	Six Months Ended June 30,
	2015	2014
Exelon(a)	$537	$948
Generation(a)	2,262	650
ComEd	150	153
PECO	139	160
BGE(b)	83	6

(a)	On April 1, 2014, Generation assumed operational control of CENG’s nuclear fleet. As a result, the 2015 activity includes CENG on a fully consolidated basis.
(b)	Includes dividends paid on BGE’s preference stock.

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

Third Quarter 2015 Dividend

On July 28, 2015, the Exelon Board of Directors declared a third quarter 2015 regular quarterly dividend of $0.31 per share on Exelon’s common stock payable on September 10, 2015, to shareholders of record of Exelon at the end of the day on August 14, 2015.

Short-Term Borrowings

During the six months ended June 30, 2015, ComEd and BGE issued (repaid) $199 million and $(120) million of commercial paper, respectively, and Generation issued $5 million in short-term notes payable. During the six months ended June 30, 2014, ComEd and BGE issued (repaid) $314 million and $(65) million of commercial paper, respectively. Further, Generation issued $31 million in short-term notes payable during the six months ended June 30, 2014.

Contributions from Parent/Member

During the six months ended June 30, 2015 and 2014, ComEd received $45 million and $112 million from Parent (Exelon), respectively.

Other

For the six months ended June 30, 2015, other financing activities primarily consists of debt issuance costs. See Note 11 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for additional information.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $8.5 billion in aggregate total commitments of which $6.4 billion was available as of June 30, 2015, and of which no financial institution has more than 8% of the aggregate commitments. Exelon, Generation, ComEd, PECO and BGE had access to the commercial paper market during the second quarter of 2015 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See Part I. Item 1A. Risk Factors of Exelon’s 2014 Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets.

The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation, ComEd, PECO or BGE lost its investment grade credit rating as of June 30, 2015, it would have been required to provide incremental collateral as follows:

	Incremental Collateral Required (in millions)	Available Credit Facility Capacity Prior to Any Incremental Collateral (in millions)
Generation(a)	$2,200	$4,351
ComEd	8	495
PECO(b)	20	599
BGE(c)	35	600

(a)

Collateral obligations for derivatives, nonderivatives, normal purchase normal sales contracts and applicable payables and receivables, net of contractual right of offset under master netting agreements.

(b)	Related to PECO’s natural gas procurement contracts. No collateral would be required pursuant to PJM’s credit policy.
(c)	$1 million pursuant to PJM’s credit policy and collateral of $34 million related to BGE’s natural gas procurement contracts.

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

The following table reflects the Registrants’ commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at June 30, 2015:

Commercial Paper Programs

Commercial Paper Issuer	Maximum Program Size	Outstanding Commercial Paper at June 30, 2015	Average Interest Rate on Commercial Paper Borrowings for the six months ended June 30, 2015
Exelon Corporate	$500	$—	—%
Generation	5,600	—	—%
ComEd	1,000	503	0.53%
PECO	600	—	—%
BGE	600	—	0.45%

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

Credit Agreements

Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit(b)	Available Capacity at June 30, 2015
					Actual	To Support Additional Commercial Paper(c)
Exelon Corporate	Syndicated Revolver	$500	$—	$26	$474	$474
Generation(d)	Syndicated Revolver	5,300	—	1,038	4,262	4,262
Generation	Bilaterals	500	—	411	89	—
ComEd	Syndicated Revolver	1,000	—	2	998	495
PECO	Syndicated Revolver	600	—	1	599	599
BGE	Syndicated Revolver	600	—	—	600	600

(a)

Excludes $123 million of credit facility agreements arranged with minority and community banks at Generation, ComEd, PECO and BGE. These facilities expire on October 16, 2015. These facilities are solely utilized to issue letters of credit. See Note 11 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for further information.

(b)	Excludes nonrecourse debt letters of credit, see Note 13 — Debt and Credit Agreements in the Exelon 2014 Form 10-K for further information on Continental Wind nonrecourse debt.
(c)	Excludes $200 million bilateral credit facilities that do not back Generation’s commercial paper program.
(d)	Excludes ExGen Texas Power Financing’s $15.5 million of borrowed debt on its revolving credit facility.

As of June 30, 2015, there were no borrowings under the Registrants’ credit facilities.

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

Each revolving credit agreement for Exelon, Generation, ComEd, PECO and BGE requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The following table summarizes the minimum thresholds reflected in the credit agreements for the six months ended June 30, 2015:

	Exelon	Generation	ComEd	PECO	BGE

Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1

At June 30, 2015, the interest coverage ratios at the Registrants were as follows:

	Exelon	Generation	ComEd	PECO	BGE
Interest coverage ratio	8.82	11.41	7.19	9.15	10.09

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

As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. See “Credit Matters” above and Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, Exelon operates an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2015, are presented in the following table:

	Three Months Ended June 30, 2015		As of June 30, 2015
Participant	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Generation	$3	$1,096	$(618)
PECO	—	100	(41)
BSC	—	366	(299)
Exelon Corporate	1,521	N/A	958

Investments in Nuclear Decommissioning Trust Funds

Exelon Generation and CENG maintain trust funds, as required by the NRC, to fund certain costs of decommissioning nuclear plants. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocations in accordance with Generation’s and CENG’s NDT fund investment policies which outline investment guidelines for the trusts. See Note 13 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for further information regarding the trust funds, the NRC’s minimum funding requirements and related liquidity ramifications.

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

Regulatory Authorizations

As of June 30, 2015, ComEd had $442 million available in long-term debt refinancing authority and $803 million available in new money long-term debt financing authority from the ICC. As of June 30, 2015, PECO had $1.1 billion available in long-term debt financing authority from the PAPUC. As of June 30, 2015, BGE had $1.4 billion available in long-term financing authority from MDPSC.

As of June 30, 2015, ComEd, PECO and BGE had short-term financing authority from FERC, which expires on December 31, 2015, of $2.5 billion, $2.5 billion, and $700 million, respectively. Generation currently has blanket financing authority from FERC, which was granted in connection with its market-based rate authority.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. See Note 19 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for discussion of the Registrants’ commitments.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Exelon’s hedging program involves the hedging of commodity risk for Exelon’s expected generation, typically on a ratable basis over a three-year period. As of June 30, 2015, the proportion of expected generation hedged is 98%-101%, 77%-80% and 46%-49% for 2015, 2016 and 2017, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted for capacity based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products, and options. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including Generation’s sales to ComEd, PECO and BGE to serve their retail load. See Note 4 — Mergers, Acquisitions, and Dispositions of the combined Notes to Consolidated Financial Statement for more detail regarding divestitures.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire non-proprietary trading portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on June 30, 2015 market conditions and hedged position would be a $30 million increase in pre-tax net income for 2015 and a decrease in pre-tax net income of approximately $190 million and $540 million, respectively, for 2016 and 2017. Power price sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 1,657 GWhs and 3,465 GWhs for the three and six months ended June 30, 2015, respectively, and 2,629 GWhs and 5,123 GHws for the three and six months ended June 30, 2014, respectively, are a complement to Generation’s energy marketing portfolio, but represent a small portion of Generation’s overall revenue from energy marketing activities. Proprietary trading portfolio activity for the six months ended June 30, 2015 resulted in pre-tax gains of $3 million due to net mark-to-market gains of $1 million and realized gains of $2 million. Generation uses a 95% confidence interval, assuming standard normal distribution, one day holding period, and a one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $0.2 million of exposure during the quarter. Generation has not segregated proprietary trading activity within the following discussion because of the relative size of the proprietary trading portfolio in comparison to Generation’s total Revenues net of purchased power and fuel expense from continuing operations for the six months ended June 30, 2015 of $4,792 million.

Fuel Procurement.    Generation procures oil and natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal, oil and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 50% of Generation’s uranium requirements from 2015 through 2019 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position. See Note 19 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding uranium and coal supply agreement matters.

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

The following table provides detail on changes in Exelon’s, Generation’s and ComEd’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2014 to June 30, 2015. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings as well as the settlements from OCI to earnings and changes in fair value for the cash flow hedging activities that are recorded in accumulated OCI on the Consolidated Balance Sheets. This table excludes all normal purchase and normal sales contracts and does not segregate proprietary trading activity. See Note 10 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2015 and December 31, 2014.

	Generation	ComEd	Exelon
Total mark-to-market energy contract net assets (liabilities) at December 31, 2014(a)	$1,712	$(207)	$1,505
Total change in fair value during 2015 of contracts recorded in results of operations	400	—	400
Reclassification to realized at settlement of contracts recorded in results of operations	(6)	—	(6)
Reclassification to realized at settlement from accumulated OCI	(2)	—	(2)
Changes in fair value — energy derivatives(b)	—	(16)	(16)
Changes in allocated collateral	(432)	—	(432)
Changes in net option premium paid/(received)	(22)	—	(22)
Option premium amortization	(27)	—	(27)
Other balance sheet reclassifications(c)	25	—	25

Total mark-to-market energy contract net assets (liabilities) at June 30, 2015(a)	$1,648	$(223)	$1,425

(a)	Amounts are shown net of cash collateral paid to and received from counterparties.
(b)

For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of June 30, 2015, ComEd recorded a $223 million regulatory asset related to its mark-to-market derivative liabilities with unaffiliated suppliers. As of June 30, 2015, ComEd also recorded $22 million of decreases in fair value and $6 million of realized losses due to settlements associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

(c)	Other balance sheet reclassifications include derivative contracts acquired or sold by Generation through upfront payments or receipts of cash, excluding option premiums.

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

Exelon

	Maturities Within
	2015	2016	2017	2018	2019	2020 and Beyond	Total Fair Value
Normal Operations, Commodity derivative contracts(a)(b)
Actively quoted prices (Level 1)	$(97)	$(5)	$10	$(16)	$(13)	$(9)	$(130)
Prices provided by external sources (Level 2)	342	364	38	9	—	4	757
Prices based on model or other valuation methods (Level 3)(c)	609	273	204	(33)	(58)	(197)	798

Total	$854	$632	$252	$(40)	$(71)	$(202)	$1,425

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.
(b)	Amounts are shown net of cash collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $974 million at June 30, 2015.
(c)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within
	2015	2016	2017	2018	2019	2020 and Beyond	Total Fair Value
Normal Operations, Commodity derivative contracts(a)(b)
Actively quoted prices (Level 1)	$(97)	$(5)	$10	$(16)	$(13)	$(9)	$(130)
Prices provided by external sources (Level 2)	342	364	38	9	—	4	757
Prices based on model or other valuation methods (Level 3)	620	293	223	(14)	(38)	(63)	1,021

Total	$865	$652	$271	$(21)	$(51)	$(68)	$1,648

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)	Amounts are shown net of cash collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $974 million at June 30, 2015.

ComEd

	Maturities Within						Total Fair Value
	2015	2016	2017	2018	2019	2020 and Beyond
Prices based on model or other valuation methods(a) (Level 3)	$(11)	$(20)	$(19)	$(19)	$(20)	$(134)	$(223)

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

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

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2015. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE and Nodal commodity exchanges, which are discussed below. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO and BGE of $36 million, $35 million and $31 million, respectively. See Note 25 — Related Party Transactions of the Exelon 2014 Form 10-K for additional information.

Rating as of June 30, 2015	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$1,643	$24	$1,619	1	$444
Non-investment grade	55	18	37	—	—
No external ratings
Internally rated — investment grade	498	—	498	—	—
Internally rated — non-investment grade	48	6	42	—	—

Total	$2,244	$48	$2,196	1	$444

	Maturity of Credit Risk Exposure
Rating as of June 30, 2015	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$1,158	$467	$18	$1,643
Non-investment grade	38	15	2	55
No external ratings
Internally rated — investment grade	403	72	23	498
Internally rated — non-investment grade	46	2	—	48

Total	$1,645	$556	$43	$2,244

Net Credit Exposure by Type of Counterparty	As of June 30, 2015
Financial institutions	$383
Investor-owned utilities, marketers, power producers	880
Energy cooperatives and municipalities	881
Other	52

Total	$2,196

(a)	As of June 30, 2015, credit collateral held from counterparties where Generation had credit exposure included $30 million of cash and $18 million of letters of credit.

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

As of June 30, 2015, Generation had cash collateral of $1,020 million posted and cash collateral held of $39 million for counterparties with derivative positions, of which $974 million and $6 million in net cash collateral posted were offset against commodity mark-to-market and interest rate and foreign exchange derivative assets and liabilities related to underlying commodity contracts, respectively. As of June 30, 2015, $2 million of cash collateral posted was not offset against net derivative positions because it was not associated with commodity-related derivatives, were associated with accrual positions, or as of the balance sheet date there were no positions to offset. See Note 19 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of June 30, 2015, ComEd held approximately $2 million of collateral from suppliers in association with energy procurement contracts and held approximately $19 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements in this report and Note 3 — Regulatory Matters of the 2014 Exelon Form 10-K for additional information.

PECO

As of June 30, 2015, PECO was not required to post collateral under its energy and natural gas procurement contracts. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

BGE

BGE is not required to post collateral under its electric supply contracts. As of June 30, 2015, BGE was not required to post collateral under its natural gas procurement contracts. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

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

Long-Term Leases (Exelon)

Exelon’s Consolidated Balance Sheet, as of June 30, 2015, included a $344 million net investment in coal-fired plants in Georgia subject to long-term leases. This investment represents the estimated residual value of leased assets at the end of the respective lease terms of $639 million, less unearned income of $295 million. As of December 31, 2014, Exelon’s Consolidated Balance sheet included a $361 million net investment in coal-fired plants in Georgia subject to long-term leases, which represented the estimated residual value of leased assets at the end of the respective lease terms of $685 million, less unearned income of $324 million. The lease agreements provide the lessees with fixed purchase options at the end of the lease terms. If the lessee does not exercise the fixed purchase options, Exelon has the ability to operate the stations and keep or market the power itself or require the lessee to arrange for a third party to bid on a service contract for a period following the lease term. Exelon will be subject to residual value risk if the lessee does not exercise the fixed purchase options. This risk is partially mitigated by the fair value of the scheduled payments under the service contract. However, such payments are not guaranteed. Further, the term of the service contract is less than the expected remaining useful life of the plants and, therefore, Exelon’s exposure to residual value risk will not be mitigated by payments under the service contract in this remaining period. Lessee performance under the lease agreements is supported by collateral and credit enhancement measures. Management regularly evaluates the creditworthiness of Exelon’s counterparties to these long-term leases. Exelon monitors the continuing credit quality of the credit enhancement party.

Interest Rate and Foreign Exchange Risk (Exelon, Generation, ComEd, PECO and BGE)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At June 30, 2015, Exelon had $800 million of notional amounts of fixed-to-floating hedges outstanding and Exelon and Generation had $754 million of notional amounts of floating-to-fixed hedges outstanding, respectively. Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $2 million decrease in Exelon Consolidated pre-tax income for the six months ended June 30, 2015. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges.

Equity Price Risk (Exelon and Generation)

Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning Generation’s nuclear plants. As of June 30, 2015, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $466 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the second quarter of 2015, each Registrant’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of that Registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each Registrant to ensure that (a) information relating to that Registrant, including its consolidated subsidiaries, that is required to be included in filings under the Securities Exchange Act of 1934, is accumulated and made known to that Registrant’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Integrys, which was acquired on November 1, 2014, from its evaluation of the effectiveness of Exelon’s and Generation’s disclosure controls and procedures. The total assets related to Integrys are approximately 0.55% and

1.13%, respectively, of Exelon’s and Generation’s related consolidated balance sheet amounts as of June 30, 2015. The total revenues related to Integrys are 7.14% and 10.98%, respectively, of Exelon’s and Generation’s related consolidated statements of operations and comprehensive income amounts for the three months ended June 30, 2015. The total revenues related to Integrys are 7.77% and 11.84%, respectively, of Exelon’s and Generation’s related consolidated statements of operations and comprehensive income amounts for the six months ended June 30, 2015.

Accordingly, as of June 30, 2015, the principal executive officer and principal financial officer of each Registrant concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, any of the Registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of Exelon’s 2014 Form 10-K and (b) Note 5 — Regulatory Matters and Note 19 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.

Item 1A	Risk Factors

Risks Related to Exelon

At June 30, 2015, the Registrant’s risk factors were consistent with the risk factors described in Exelon’s 2014 Form 10-K.

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

Exhibit No.	Description

4.1	Indenture, dated as of June 11, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (file no. 1-16169, Form 8-K dated June 11, 2015, Exhibit 4.1)

4.2	First Supplemental Indenture, dated as of June 11, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (file no. 1-16169, Form 8-K dated June 11, 2015, Exhibit 4.2)

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by the following officers for the following companies:

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

July 29, 2015

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

July 29, 2015

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

July 29, 2015

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

July 29, 2015

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

July 29, 2015