Form 10-Q
period 2017-03-31
EXELON CORP; POTOMAC ELECTRIC POWER CO; PEPCO HOLDINGS LLC; PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON GENERATION CO LLC; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/; BALTIMORE GAS & ELECTRIC CO
filed 2017-05-03
CIK 1109357, 79732, 1135971, 78100, 22606, 1168165, 8192, 27879, 9466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
Exelon Corporation	☒
Exelon Generation Company, LLC			☒
Commonwealth Edison Company			☒
PECO Energy Company			☒
Baltimore Gas and Electric Company			☒
Pepco Holdings LLC			☒
Potomac Electric Power Company			☒
Delmarva Power & Light Company			☒
Atlantic City Electric Company			☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2017 was:

Exelon Corporation Common Stock, without par value	926,096,660
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,017,158
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PCI	Potomac Capital Investment Corporation and its subsidiaries
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
BSC	Exelon Business Services Company, LLC
PHISCO	PHI Service Company
Exelon Corporate	Exelon in its corporate capacity as a holding company
PHI Corporate	PHI in its corporate capacity as a holding company
Registrants	Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL and ACE, collectively
AmerGen	AmerGen Energy Company, LLC
Antelope Valley	Antelope Valley Solar Ranch One
BondCo	RSB BondCo LLC
CENG	Constellation Energy Nuclear Group, LLC
ConEdison Solutions	The competitive retail electricity and natural gas business of Consolidated Edison Solutions, Inc., a subsidiary of Consolidated Edison, Inc.
Constellation	Constellation Energy Group, Inc.
EGTP	ExGen Texas Power, LLC
EGR	ExGen Renewables I, LLC
Entergy	Entergy Nuclear FitzPatrick LLC
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
FitzPatrick	James A. FitzPatrick nuclear generating station
Legacy PHI	PHI, Pepco, DPL and ACE, collectively
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
RPG	Renewable Power Generation
SolGen	SolGen, LLC
UII	Unicom Investments, Inc.
Ventures	Exelon Ventures Company, LLC

Other Terms and Abbreviations
Note “—” of the Exelon 2016 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2016 Annual Report on Form 10-K
Act 11	Pennsylvania Act 11 of 2012
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
AEPS	Pennsylvania Alternative Energy Portfolio Standards
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004, as amended
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
BGS	Basic Generation Service
Block Contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAISO	California ISO
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	Clean Energy Standard
CFL	Compact Fluorescent Light
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries, which were sold to Calpine in July 2010
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DCPSC	District of Columbia Public Service Commission
DC PLUG	District of Columbia Power Line Undergrounding
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
DOE	United States Department of Energy
DOJ	United States Department of Justice
DPSC	Delaware Public Service Commission
DRP	Direct Stock Purchase and Dividend Reinvestment Plan
DSP	Default Service Provider
DSP Program	Default Service Provider Program
EDCs	Electric distribution companies
EDF	Electricite de France SA and its subsidiaries
EE&C	Energy Efficiency and Conservation/Demand Response
EGS	Electric Generation Supplier
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL
EPA	United States Environmental Protection Agency
EPSA	Electric Power Supply Association
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
FASB	Financial Accounting Standards Board
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
Integrys	Integrys Energy Services, Inc.
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
ISO-NY	ISO New York
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LLRW	Low-Level Radioactive Waste
LT Plan	Long-term renewable resources procurement plan
LTIP	Long-Term Incentive Plan
MAPP	Mid-Atlantic Power Pathway
MATS	U.S. EPA Mercury and Air Toxics Rule
MBR	Market Based Rates Incentive
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MOPR	Minimum Offer Price Rule
MRV	Market-Related Value

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
n.m.	not meaningful
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGS	Natural Gas Supplier
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOSA	Nuclear Operating Services Agreement
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NUGs	Non-utility generators
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPC	Office of People’s Counsel
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
Preferred Stock	Originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PURTA	Pennsylvania Public Realty Tax Act
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
RMC	Risk Management Committee
ROE	Return on equity
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RSSA	Reliability Support Services Agreement
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Senate Bill 1	Maryland Senate Bill 1
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SGIG	Smart Grid Investment Grant from DOE
SILO	Sale-In, Lease-Out
SMPIP	Smart Meter Procurement and Installation Plan
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPFPA	Security, Police and Fire Professionals of America
SPP	Southwest Power Pool
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
UGSOA	United Government Security Officers of America
Upstream	Natural gas exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit
ZES	Zero Emission Standard

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

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by Exelon Corporation, Exelon Generation Company, LLC, Commonwealth Edison Company, PECO Energy Company, Baltimore Gas and Electric Company, Pepco Holdings LLC (PHI), Potomac Electric Power Company, Delmarva Power & Light Company, and Atlantic City Electric Company (Registrants) include those factors discussed herein, as well as the items discussed in (1) the Registrants’ combined 2016 Annual Report on Form 10-K in (a) ITEM 1A. Risk Factors, (b) ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) ITEM 8. Financial Statements and Supplementary Data: Note 24, Commitments and Contingencies; and (2) other factors discussed in filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Operating revenues
Competitive businesses revenues	$4,560	$4,473
Rate-regulated utility revenues	4,197	3,100

Total operating revenues	8,757	7,573
Operating expenses
Competitive businesses purchased power and fuel	2,795	2,440
Rate-regulated utility purchased power and fuel	1,104	814
Operating and maintenance	2,460	2,835
Depreciation and amortization	896	685
Taxes other than income	436	325

Total operating expenses	7,691	7,099

Gain on sales of assets	4	9
Bargain purchase gain	226	—

Operating income	1,296	483

Other income and (deductions)
Interest expense, net	(363)	(277)
Interest expense to affiliates	(10)	(10)
Other, net	283	114

Total other income and (deductions)	(90)	(173)

Income before income taxes	1,206	310
Income taxes	215	184
Equity in losses of unconsolidated affiliates	(10)	(3)

Net income	981	123

Net loss attributable to noncontrolling interests and preference stock dividends	(14)	(50)

Net income attributable to common shareholders	$995	$173

Comprehensive income, net of income taxes
Net income	$981	$123
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(13)	(12)
Actuarial loss reclassified to periodic benefit cost	49	46
Pension and non-pension postretirement benefit plan valuation adjustment	(59)	(1)
Unrealized gain (loss) on cash flow hedges	6	(7)
Unrealized gain (loss) on equity investments	3	(3)
Unrealized gain on foreign currency translation	1	6
Unrealized gain (loss) on marketable securities	1	(1)

Other comprehensive (loss) income	(12)	28

Comprehensive income	969	151

Comprehensive loss attributable to noncontrolling interests and preference stock dividends	(16)	(50)

Comprehensive income attributable to common shareholders	$985	$201

Average shares of common stock outstanding:
Basic	928	923
Diluted	930	925
Earnings per average common share:
Basic	$1.07	$0.19
Diluted	$1.07	$0.19

Dividends declared per common share	$0.33	$0.31

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$981	$123
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	1,274	1,063
Impairment of long-lived assets	10	119
Gain on sales of assets	(4)	(9)
Bargain purchase gain	(226)	—
Deferred income taxes and amortization of investment tax credits	189	127
Net fair value changes related to derivatives	47	(107)
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(175)	(55)
Other non-cash operating activities	118	804
Changes in assets and liabilities:
Accounts receivable	313	117
Inventories	109	142
Accounts payable and accrued expenses	(623)	(571)
Option premiums (paid) received, net	(6)	17
Collateral (posted) received, net	(110)	206
Income taxes	50	47
Pension and non-pension postretirement benefit contributions	(307)	(239)
Other assets and liabilities	(439)	(311)

Net cash flows provided by operating activities	1,201	1,473

Cash flows from investing activities
Capital expenditures	(2,114)	(2,202)
Proceeds from nuclear decommissioning trust fund sales	1,767	2,240
Investment in nuclear decommissioning trust funds	(1,833)	(2,297)
Acquisition of businesses, net	(212)	(6,645)
Proceeds from termination of direct financing lease investment	—	360
Change in restricted cash	(1)	(2)
Other investing activities	(18)	(2)

Net cash flows used in investing activities	(2,411)	(8,548)

Cash flows from financing activities
Changes in short-term borrowings	721	1,647
Proceeds from short-term borrowings with maturities greater than 90 days	560	123
Repayments on short-term borrowings with maturities greater than 90 days	(500)	—
Issuance of long-term debt	763	151
Retirement of long-term debt	(65)	(116)
Dividends paid on common stock	(303)	(287)
Proceeds from employee stock plans	12	9
Other financing activities	(4)	6

Net cash flows provided by financing activities	1,184	1,533

Decrease in cash and cash equivalents	(26)	(5,542)
Cash and cash equivalents at beginning of period	635	6,502

Cash and cash equivalents at end of period	$609	$960

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$609	$635
Restricted cash and cash equivalents	254	253
Deposit with IRS	1,250	1,250
Accounts receivable, net
Customer	3,886	4,158
Other	1,133	1,201
Mark-to-market derivative assets	847	917
Unamortized energy contract assets	103	88
Inventories, net
Fossil fuel and emission allowances	249	364
Materials and supplies	1,312	1,274
Regulatory assets	1,330	1,342
Other	1,221	930

Total current assets	12,194	12,412

Property, plant and equipment, net	72,630	71,555
Deferred debits and other assets
Regulatory assets	10,051	10,046
Nuclear decommissioning trust funds	12,362	11,061
Investments	648	629
Goodwill	6,677	6,677
Mark-to-market derivative assets	539	492
Unamortized energy contract assets	432	447
Pledged assets for Zion Station decommissioning	95	113
Other	1,440	1,472

Total deferred debits and other assets	32,244	30,937

Total assets(a)	$117,068	$114,904

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2,048	$1,267
Long-term debt due within one year	3,645	2,430
Accounts payable	3,011	3,441
Accrued expenses	3,007	3,460
Payables to affiliates	8	8
Regulatory liabilities	637	602
Mark-to-market derivative liabilities	228	282
Unamortized energy contract liabilities	388	407
Renewable energy credit obligation	400	428
PHI merger related obligation	123	151
Other	942	981

Total current liabilities	14,437	13,457

Long-term debt	31,044	31,575
Long-term debt to financing trusts	641	641
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	18,518	18,138
Asset retirement obligations	9,634	9,111
Pension obligations	4,082	4,248
Non-pension postretirement benefit obligations	1,928	1,848
Spent nuclear fuel obligation	1,136	1,024
Regulatory liabilities	4,302	4,187
Mark-to-market derivative liabilities	420	392
Unamortized energy contract liabilities	779	830
Payable for Zion Station decommissioning	3	14
Other	1,853	1,827

Total deferred credits and other liabilities	42,655	41,619

Total liabilities(a)	88,777	87,292

Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2000 shares authorized, 926 shares and 924 shares outstanding at March 31, 2017 and December 31, 2016, respectively)	18,807	18,794
Treasury stock, at cost (35 shares at March 31, 2017 and December 31, 2016, respectively)	(2,327)	(2,327)
Retained earnings	12,720	12,030
Accumulated other comprehensive loss, net	(2,670)	(2,660)

Total shareholders’ equity	26,530	25,837
Noncontrolling interests	1,761	1,775

Total equity	28,291	27,612

Total liabilities and shareholders’ equity	$117,068	$114,904

(a)

Exelon’s consolidated assets include $9,148 million and $8,893 million at March 31, 2017 and December 31, 2016, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,345 million and $3,356 million at March 31, 2017 and December 31, 2016, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2016	958,778	$18,794	$(2,327)	$12,030	$(2,660)	$1,775	$27,612
Net income (loss)	—	—	—	995	—	(14)	981
Long-term incentive plan activity	1,739	1	—	—	—	—	1
Employee stock purchase plan issuances	323	12	—	—	—	—	12
Changes in equity of noncontrolling interests	—	—	—	—	—	2	2
Common stock dividends	—	—	—	(305)	—	—	(305)
Other comprehensive loss, net of income taxes	—	—	—	—	(10)	(2)	(12)

Balance at March 31, 2017	960,840	$18,807	$(2,327)	$12,720	$(2,670)	$1,761	$28,291

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating revenues
Operating revenues	$4,558	$4,471
Operating revenues from affiliates	330	268

Total operating revenues	4,888	4,739

Operating expenses
Purchased power and fuel	2,796	2,440
Purchased power and fuel from affiliates	2	2
Operating and maintenance	1,309	1,296
Operating and maintenance from affiliates	179	171
Depreciation and amortization	302	289
Taxes other than income	143	126

Total operating expenses	4,731	4,324

Gain on sales of assets	4	—
Bargain purchase gain	226	—

Operating income	387	415

Other income and (deductions)
Interest expense, net	(90)	(87)
Interest expense to affiliates	(10)	(10)
Other, net	259	93

Total other income and (deductions)	159	(4)

Income before income taxes	546	411
Income taxes	127	151
Equity in losses of unconsolidated affiliates	(10)	(3)

Net income	409	257
Net loss attributable to noncontrolling interests	(14)	(53)

Net income attributable to membership interest	$423	$310

Comprehensive income, net of income taxes
Net income	$409	$257
Other comprehensive income (loss), net of income taxes
Unrealized gain (loss) on cash flow hedges	6	(5)
Unrealized gain (loss) on equity investments	4	(2)
Unrealized gain on foreign currency translation	1	6

Other comprehensive income (loss)	11	(1)

Comprehensive income	420	256

Comprehensive loss attributable to noncontrolling interests	(16)	(53)

Comprehensive income attributable to membership interest	$436	$309

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$409	$257
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	678	667
Impairment of long-lived assets	10	119
Gain on sales of assets	(4)	—
Bargain purchase gain	(226)	—
Deferred income taxes and amortization of investment tax credits	112	68
Net fair value changes related to derivatives	51	(106)
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(175)	(55)
Other non-cash operating activities	(10)	51
Changes in assets and liabilities:
Accounts receivable	195	173
Receivables from and payables to affiliates, net	23	(17)
Inventories	81	93
Accounts payable and accrued expenses	62	(363)
Option premiums (paid) received, net	(6)	17
Collateral (posted) received, net	(102)	198
Income taxes	(81)	(60)
Pension and non-pension postretirement benefit contributions	(110)	(112)
Other assets and liabilities	(167)	(148)

Net cash flows provided by operating activities	740	782

Cash flows from investing activities
Capital expenditures	(923)	(1,125)
Proceeds from nuclear decommissioning trust fund sales	1,767	2,240
Investment in nuclear decommissioning trust funds	(1,833)	(2,297)
Acquisition of businesses, net	(212)	(1)
Change in restricted cash	18	4
Other investing activities	(29)	(25)

Net cash flows used in investing activities	(1,212)	(1,204)

Cash flows from financing activities
Changes in short-term borrowings	(42)	1,377
Proceeds from short-term borrowings with maturities greater than 90 days	60	123
Issuance of long-term debt	762	151
Retirement of long-term debt	(30)	(94)
Changes in Exelon intercompany money pool	(1)	(1,183)
Distribution to member	(164)	(55)
Contribution from member	—	44
Other financing activities	(3)	5

Net cash flows provided by financing activities	582	368

Increase (Decrease) in cash and cash equivalents	110	(54)
Cash and cash equivalents at beginning of period	290	431

Cash and cash equivalents at end of period	$400	$377

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$400	$290
Restricted cash and cash equivalents	140	158
Accounts receivable, net
Customer	2,278	2,433
Other	545	558
Mark-to-market derivative assets	847	917
Receivables from affiliates	141	156
Unamortized energy contract assets	103	88
Inventories, net
Fossil fuel and emission allowances	222	292
Materials and supplies	957	935
Other	881	701

Total current assets	6,514	6,528

Property, plant and equipment, net	25,893	25,585
Deferred debits and other assets
Nuclear decommissioning trust funds	12,362	11,061
Investments	435	418
Goodwill	47	47
Mark-to-market derivative assets	527	476
Prepaid pension asset	1,646	1,595
Pledged assets for Zion Station decommissioning	95	113
Unamortized energy contract assets	432	447
Deferred income taxes	10	16
Other	648	688

Total deferred debits and other assets	16,202	14,861

Total assets(a)	$48,609	$46,974

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$717	$699
Long-term debt due within one year	1,156	1,117
Accounts payable	1,482	1,610
Accrued expenses	720	989
Payables to affiliates	145	137
Borrowings from Exelon intercompany money pool	54	55
Mark-to-market derivative liabilities	209	263
Unamortized energy contract liabilities	68	72
Renewable energy credit obligation	400	428
Other	286	313

Total current liabilities	5,237	5,683

Long-term debt	7,904	7,202
Long-term debt to affiliate	919	922
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,850	5,585
Asset retirement obligations	9,444	8,922
Non-pension postretirement benefit obligations	926	930
Spent nuclear fuel obligation	1,136	1,024
Payables to affiliates	2,776	2,608
Mark-to-market derivative liabilities	157	153
Unamortized energy contract liabilities	78	80
Payable for Zion Station decommissioning	3	14
Other	615	595

Total deferred credits and other liabilities	20,985	19,911

Total liabilities(a)	35,045	33,718

Commitments and contingencies
Equity
Member’s equity
Membership interest	9,310	9,261
Undistributed earnings	2,534	2,275
Accumulated other comprehensive loss, net	(41)	(54)

Total member’s equity	11,803	11,482
Noncontrolling interests	1,761	1,774

Total equity	13,564	13,256

Total liabilities and equity	$48,609	$46,974

(a)

Generation’s consolidated assets include $9,059 million and $8,817 million at March 31, 2017 and December 31, 2016, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $3,174 million and $3,170 million at March 31, 2017 and December 31, 2016, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$9,261	$2,275	$(54)	$1,774	$13,256
Net income (loss)	—	423	—	(14)	409
Changes in equity of noncontrolling interests	—	—	—	3	3
Distribution of net retirement benefit obligation to member	49	—	—	—	49
Distribution to member	—	(164)	—	—	(164)
Other comprehensive income (loss), net of income taxes	—	—	13	(2)	11

Balance, March 31, 2017	$9,310	$2,534	$(41)	$1,761	$13,564

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating revenues
Electric operating revenues	$1,293	$1,244
Operating revenues from affiliates	5	5

Total operating revenues	1,298	1,249

Operating expenses
Purchased power	329	343
Purchased power from affiliate	5	5
Operating and maintenance	307	305
Operating and maintenance from affiliate	63	63
Depreciation and amortization	208	189
Taxes other than income	72	75

Total operating expenses	984	980

Gain on sale of assets	—	5

Operating income	314	274

Other income and (deductions)
Interest expense, net	(82)	(83)
Interest expense to affiliates	(3)	(3)
Other, net	4	4

Total other income and (deductions)	(81)	(82)

Income before income taxes	233	192
Income taxes	92	77

Net income	$141	$115

Comprehensive income	$141	$115

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$141	$115
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	208	189
Deferred income taxes and amortization of investment tax credits	137	70
Other non-cash operating activities	31	32
Changes in assets and liabilities:
Accounts receivable	92	69
Receivables from and payables to affiliates, net	(16)	—
Inventories	4	7
Accounts payable and accrued expenses	(327)	(207)
Collateral (posted) received, net	(7)	7
Income taxes	(34)	20
Pension and non-pension postretirement benefit contributions	(35)	(32)
Other assets and liabilities	(49)	14

Net cash flows provided by operating activities	145	284

Cash flows from investing activities
Capital expenditures	(535)	(639)
Change in restricted cash	(1)	—
Other investing activities	7	13

Net cash flows used in investing activities	(529)	(626)

Cash flows from financing activities
Changes in short-term borrowings	365	349
Contributions from parent	100	39
Dividends paid on common stock	(105)	(91)
Other financing activities	(1)	(1)

Net cash flows provided by financing activities	359	296

Decrease in cash and cash equivalents	(25)	(46)
Cash and cash equivalents at beginning of period	56	67

Cash and cash equivalents at end of period	$31	$21

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$31	$56
Restricted cash	3	2
Accounts receivable, net
Customer	461	528
Other	199	218
Receivables from affiliates	360	356
Inventories, net	154	159
Regulatory assets	183	190
Other	55	45

Total current assets	1,446	1,554

Property, plant and equipment, net	19,692	19,335
Deferred debits and other assets
Regulatory assets	1,032	977
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,294	2,170
Prepaid pension asset	1,330	1,343
Other	331	325

Total deferred debits and other assets	7,618	7,446

Total assets	$28,756	$28,335

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$365	$—
Long-term debt due within one year	1,125	425
Accounts payable	518	645
Accrued expenses	1,061	1,250
Payables to affiliates	52	65
Customer deposits	117	121
Regulatory liabilities	311	329
Mark-to-market derivative liability	19	19
Other	77	84

Total current liabilities	3,645	2,938

Long-term debt	5,910	6,608
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,502	5,364
Asset retirement obligations	121	119
Non-pension postretirement benefits obligations	234	239
Regulatory liabilities	3,492	3,369
Mark-to-market derivative liability	263	239
Other	523	529

Total deferred credits and other liabilities	10,135	9,859

Total liabilities	19,895	19,610

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	6,250	6,150
Retained deficit unappropriated	(1,639)	(1,639)
Retained earnings appropriated	2,662	2,626

Total shareholders’ equity	8,861	8,725

Total liabilities and shareholders’ equity	$28,756	$28,335

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2016	$1,588	$6,150	$(1,639)	$2,626	$8,725
Net income	—	—	141	—	141
Appropriation of retained earnings for future dividends	—	—	(141)	141	—
Common stock dividends	—	—	—	(105)	(105)
Contribution from parent	—	100	—	—	100

Balance, March 31, 2017	$1,588	$6,250	$(1,639)	$2,662	$8,861

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating revenues
Electric operating revenues	$589	$643
Natural gas operating revenues	206	197
Operating revenues from affiliates	1	1

Total operating revenues	796	841

Operating expenses
Purchased power	156	166
Purchased fuel	86	77
Purchased power from affiliate	45	78
Operating and maintenance	174	177
Operating and maintenance from affiliates	34	38
Depreciation and amortization	71	67
Taxes other than income	38	42

Total operating expenses	604	645

Operating income	192	196

Other income and (deductions)
Interest expense, net	(28)	(28)
Interest expense to affiliates	(3)	(3)
Other, net	2	2

Total other income and (deductions)	(29)	(29)

Income before income taxes	163	167
Income taxes	36	43

Net income	$127	$124

Comprehensive income	$127	$124

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$127	$124
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	71	67
Deferred income taxes and amortization of investment tax credits	24	23
Other non-cash operating activities	23	24
Changes in assets and liabilities:
Accounts receivable	(25)	(51)
Receivables from and payables to affiliates, net	(10)	4
Inventories	19	24
Accounts payable and accrued expenses	(82)	18
Income taxes	25	29
Pension and non-pension postretirement benefit contributions	(23)	(29)
Other assets and liabilities	(85)	(95)

Net cash flows provided by operating activities	64	138

Cash flows from investing activities
Capital expenditures	(159)	(195)
Changes in Exelon intercompany money pool	131	(160)
Other investing activities	1	4

Net cash flows used in investing activities	(27)	(351)

Cash flows from financing activities
Dividends paid on common stock	(72)	(69)

Net cash flows used in financing activities	(72)	(69)

Decrease in cash and cash equivalents	(35)	(282)
Cash and cash equivalents at beginning of period	63	295

Cash and cash equivalents at end of period	$28	$13

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$28	$63
Restricted cash and cash equivalents	4	4
Accounts receivable, net
Customer	314	306
Other	122	131
Receivables from affiliates	6	4
Receivable from Exelon intercompany pool	—	131
Inventories, net
Fossil fuel	14	35
Materials and supplies	29	27
Prepaid utility taxes	100	9
Regulatory assets	40	29
Other	21	18

Total current assets	678	757

Property, plant and equipment, net	7,659	7,565
Deferred debits and other assets
Regulatory assets	1,708	1,681
Investments	25	25
Receivable from affiliates	482	438
Prepaid pension asset	361	345
Other	19	20

Total deferred debits and other assets	2,595	2,509

Total assets	$10,932	$10,831

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Long-term debt due within one year	$500	$—
Accounts payable	288	342
Accrued expenses	92	104
Payables to affiliates	55	63
Customer deposits	62	61
Regulatory liabilities	161	127
Other	29	30

Total current liabilities	1,187	727

Long-term debt	2,080	2,580
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,076	3,006
Asset retirement obligations	28	28
Non-pension postretirement benefits obligations	289	289
Regulatory liabilities	530	517
Other	88	85

Total deferred credits and other liabilities	4,011	3,925

Total liabilities	7,462	7,416

Commitments and contingencies
Shareholder’s equity
Common stock	2,473	2,473
Retained earnings	996	941
Accumulated other comprehensive income, net	1	1

Total shareholder’s equity	3,470	3,415

Total liabilities and shareholder’s equity	$10,932	$10,831

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholder’s Equity
Balance, December 31, 2016	$2,473	$941	$1	$3,415
Net income	—	127	—	127
Common stock dividends	—	(72)	—	(72)

Balance, March 31, 2017	$2,473	$996	$1	$3,470

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating revenues
Electric operating revenues	$665	$678
Natural gas operating revenues	281	246
Operating revenues from affiliates	5	5

Total operating revenues	951	929

Operating expenses
Purchased power	133	127
Purchased fuel	83	75
Purchased power from affiliate	134	171
Operating and maintenance	148	168
Operating and maintenance from affiliates	35	34
Depreciation and amortization	128	109
Taxes other than income	62	58

Total operating expenses	723	742

Operating income	228	187

Other income and (deductions)
Interest expense, net	(23)	(20)
Interest expense to affiliates	(4)	(4)
Other, net	4	4

Total other income and (deductions)	(23)	(20)

Income before income taxes	205	167
Income taxes	80	66

Net income	125	101
Preference stock dividends	—	3

Net income attributable to common shareholder	$125	$98

Comprehensive income	$125	$101
Comprehensive income attributable to preference stock dividends	—	3

Comprehensive income attributable to common shareholder	$125	$98

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$125	$101
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	128	109
Deferred income taxes and amortization of investment tax credits	72	26
Other non-cash operating activities	24	44
Changes in assets and liabilities:
Accounts receivable	(7)	(44)
Receivables from and payables to affiliates, net	(7)	7
Inventories	17	17
Accounts payable and accrued expenses	(121)	3
Income taxes	33	78
Pension and non-pension postretirement benefit contributions	(44)	(38)
Other assets and liabilities	(52)	(30)

Net cash flows provided by operating activities	168	273

Cash flows from investing activities
Capital expenditures	(166)	(176)
Change in restricted cash	(19)	(20)
Other investing activities	4	5

Net cash flows used in investing activities	(181)	(191)

Cash flows from financing activities
Changes in short-term borrowings	50	(60)
Dividends paid on preference stock	—	(3)
Dividends paid on common stock	(49)	(45)
Contributions from parent	—	21
Other financing activities	—	1

Net cash flows provided by (used in) financing activities	1	(86)

Decrease in cash and cash equivalents	(12)	(4)
Cash and cash equivalents at beginning of period	23	9

Cash and cash equivalents at end of period	$11	$5

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$11	$23
Restricted cash and cash equivalents	43	24
Accounts receivable, net
Customer	393	395
Other	79	102
Receivables from affiliates	1	—
Inventories, net
Gas held in storage	10	30
Materials and supplies	41	38
Prepaid utility taxes	32	15
Regulatory assets	191	208
Other	11	7

Total current assets	812	842

Property, plant and equipment, net	7,166	7,040
Deferred debits and other assets
Regulatory assets	499	504
Investments	12	12
Prepaid pension asset	322	297
Other	10	9

Total deferred debits and other assets	843	822

Total assets(a)	$8,821	$8,704

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$95	$45
Long-term debt due within one year	41	41
Accounts payable	186	205
Accrued expenses	120	175
Payables to affiliates	49	55
Customer deposits	112	110
Regulatory liabilities	67	50
Other	23	26

Total current liabilities	693	707

Long-term debt	2,282	2,281
Long-term debt to financing trust	252	252
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,295	2,219
Asset retirement obligations	20	21
Non-pension postretirement benefits obligations	202	205
Regulatory liabilities	94	110
Other	59	61

Total deferred credits and other liabilities	2,670	2,616

Total liabilities(a)	5,897	5,856

Commitments and contingencies
Shareholders’ equity
Common stock	1,421	1,421
Retained earnings	1,503	1,427

Total shareholders’ equity	2,924	2,848

Total liabilities and shareholders’ equity	$8,821	$8,704

(a)

BGE’s consolidated assets include $45 million and $26 million at March 31, 2017 and December 31, 2016, respectively, of BGE’s consolidated VIE that can only be used to settle the liabilities of the VIE. BGE’s consolidated liabilities include $42 million and $42 million at March 31, 2017 and December 31, 2016, respectively, of BGE’s consolidated VIE for which the VIE creditors do not have recourse to BGE. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2016	$1,421	$1,427	$2,848
Net income	—	125	125
Common stock dividends	—	(49)	(49)

Balance, March 31, 2017	$1,421	$1,503	$2,924

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31,	March 24 to March 31,	January 1 to March 23,
(In millions)	2017	2016	2016
Operating revenues
Electric operating revenues	$1,097	$90	$1,096
Natural gas operating revenues	66	3	57
Operating revenues from affiliates	12	12	—

Total operating revenues	1,175	105	1,153

Operating expenses
Purchased power	288	26	471
Purchased fuel	29	1	26
Purchased power and fuel from affiliates	144	11	—
Operating and maintenance	223	447	294
Operating and maintenance from affiliates	33	2	—
Depreciation and amortization	167	14	152
Taxes other than income	111	15	105

Total operating expenses	995	516	1,048

Operating income (loss)	180	(411)	105

Other income and (deductions)
Interest expense, net	(62)	(6)	(65)
Other, net	13	2	(4)

Total other income and (deductions)	(49)	(4)	(69)

Income (loss) before income taxes	131	(415)	36
Income taxes	(9)	(106)	17

Net income (loss)	$140	$(309)	$19

Comprehensive income (loss), net of income taxes
Net income (loss)	$140	$(309)	$19
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic cost	—	—	1

Other comprehensive income	—	—	1

Comprehensive income (loss)	$140	$(309)	$20

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31,	March 24 to March 31,	January 1 to March 23,
(In millions)	2017	2016	2016
Cash flows from operating activities
Net income (loss)	$140	$(309)	$19
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	167	14	152
Deferred income taxes and amortization of investment tax credits	13	(112)	19
Net fair value changes related to derivatives	—	—	18
Other non-cash operating activities	(8)	410	46
Changes in assets and liabilities:
Accounts receivable	68	16	(28)
Receivables from and payables to affiliates, net	(8)	—	—
Inventories	(11)	—	(4)
Accounts payable and accrued expenses	(81)	(4)	42
Income taxes	55	7	12
Pension and non-pension postretirement benefit contributions	(66)	—	(4)
Other assets and liabilities	(75)	(25)	(8)

Net cash flows provided by (used in) operating activities	194	(3)	264

Cash flows from investing activities
Capital expenditures	(320)	(29)	(273)
Changes in restricted cash	2	(1)	3
Purchases of investments	—	(2)	(68)
Other investing activities	(3)	2	(5)

Net cash flows used in investing activities	(321)	(30)	(343)

Cash flows from financing activities
Changes in short-term borrowings	145	(20)	(121)
Proceeds from short-term borrowings with maturities greater than 90 days	—	—	500
Repayments of short-term borrowings with maturities greater than 90 days	(500)	—	—
Issuance of long-term debt	1	—	—
Retirement of long-term debt	(24)	—	(11)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	—	—	2
Distribution to member	(69)	(108)	—
Contribution from member	500	—	—
Change in Exelon intercompany money pool	13	(7)	—
Other financing activities	—	—	2

Net cash flows provided by (used in) financing activities	66	(135)	372

(Decrease) Increase in cash and cash equivalents	(61)	(168)	293
Cash and cash equivalents at beginning of period	170	319	26

Cash and cash equivalents at end of period	$109	$151	$319

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor
(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$109	$170
Restricted cash and cash equivalents	41	43
Accounts receivable, net
Customer	440	496
Other	210	283
Inventories, net
Gas held in storage	2	6
Materials and supplies	131	116
Regulatory assets	653	653
Other	64	71

Total current assets	1,650	1,838

Property, plant and equipment, net	11,801	11,598
Deferred debits and other assets
Regulatory assets	2,791	2,851
Investments	133	133
Goodwill	4,005	4,005
Long-term note receivable	4	4
Prepaid pension asset	549	509
Deferred income taxes	5	6
Other	80	81

Total deferred debits and other assets	7,567	7,589

Total assets(a)	$21,018	$21,025

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor
(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Short-term borrowings	$167	$522
Long-term debt due within one year	241	253
Accounts payable	386	458
Accrued expenses	269	272
Payables to affiliates	84	94
Unamortized energy contract liabilities	320	335
Borrowings from Exelon intercompany money pool	13	—
Customer deposits	121	123
Merger related obligation	74	101
Regulatory liabilities	82	79
Other	43	47

Total current liabilities	1,800	2,284

Long-term debt	5,619	5,645
Deferred credits and other liabilities
Regulatory liabilities	154	158
Deferred income taxes and unamortized investment tax credits	3,789	3,775
Asset retirement obligations	14	14
Non-pension postretirement benefit obligations	129	134
Unamortized energy contract liabilities	701	750
Other	225	249

Total deferred credits and other liabilities	5,012	5,080

Total liabilities(a)	12,431	13,009

Commitments and contingencies
Member’s equity
Membership interest	8,577	8,077
Undistributed earnings (losses)	10	(61)

Total member’s equity	8,587	8,016

Total liabilities and member’s equity	$21,018	$21,025

(a)

PHI’s consolidated total assets include $44 million and $49 million at March 31, 2017 and December 31, 2016, respectively, of PHI’s consolidated VIE that can only be used to settle the liabilities of the VIE. PHI’s consolidated total liabilities include $129 million and $143 million at March 31, 2017 and December 31, 2016, respectively, of PHI’s consolidated VIE for which the VIE creditors do not have recourse to PHI. See Note 3—Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(In millions)	Membership Interest	Undistributed Earnings (Losses)	Member’s Equity
Successor
Balance, December 31, 2016	$8,077	$(61)	$8,016
Net income	—	140	140
Distribution to member	—	(69)	(69)
Contribution from member	500	—	500

Balance, March 31, 2017	$8,577	$10	$8,587

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating revenues
Electric operating revenues	$529	$550
Operating revenues from affiliates	1	1

Total operating revenues	530	551

Operating expenses
Purchased power	83	191
Purchased power from affiliates	83	6
Operating and maintenance	101	288
Operating and maintenance from affiliates	12	2
Depreciation and amortization	82	75
Taxes other than income	90	94

Total operating expenses	451	656

Operating income (loss)	79	(105)

Other income and (deductions)
Interest expense, net	(29)	(37)
Other, net	8	9

Total other income and (deductions)	(21)	(28)

Income (loss) before income taxes	58	(133)
Income taxes	—	(25)

Net income (loss)	$58	$(108)

Comprehensive income (loss)	$58	$(108)

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income (loss)	$58	$(108)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	82	75
Deferred income taxes and amortization of investment tax credits	5	(31)
Other non-cash operating activities	(15)	153
Changes in assets and liabilities:
Accounts receivable	45	(24)
Receivables from and payables to affiliates, net	(6)	55
Inventories	(10)	1
Accounts payable and accrued expenses	(49)	(4)
Income taxes	20	151
Pension and non-pension postretirement benefit contributions	(64)	(1)
Other assets and liabilities	(37)	(9)

Net cash flows provided by operating activities	29	258

Cash flows from investing activities
Capital expenditures	(139)	(109)
Purchases of investments	—	(31)
Changes in restricted cash	—	2
Other investing activities	(5)	2

Net cash flows used in investing activities	(144)	(136)

Cash flows from financing activities
Changes in short-term borrowings	144	(64)
Issuance of long-term debt	1	—
Dividends paid on common stock	(30)	(39)
Other financing activities	(1)	—

Net cash flows provided by (used in) financing activities	114	(103)

(Decrease) Increase in cash and cash equivalents	(1)	19
Cash and cash equivalents at beginning of period	9	5

Cash and cash equivalents at end of period	$8	$24

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$8	$9
Restricted cash and cash equivalents	33	33
Accounts receivable, net
Customer	199	235
Other	127	150
Inventories, net	73	63
Regulatory assets	173	162
Other	21	32

Total current assets	634	684

Property, plant and equipment, net	5,659	5,571
Deferred debits and other assets
Regulatory assets	679	690
Investments	101	102
Prepaid pension asset	337	282
Other	7	6

Total deferred debits and other assets	1,124	1,080

Total assets	$7,417	$7,335

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Short-term borrowings	$167	$23
Long-term debt due within one year	17	16
Accounts payable	141	209
Accrued expenses	125	113
Payables to affiliates	68	74
Customer deposits	53	53
Regulatory liabilities	10	11
Merger related obligation	47	68
Other	23	29

Total current liabilities	651	596

Long-term debt	2,333	2,333
Deferred credits and other liabilities
Regulatory liabilities	19	20
Deferred income taxes and unamortized investment tax credits	1,913	1,910
Non-pension postretirement benefit obligations	41	43
Other	132	133

Total deferred credits and other liabilities	2,105	2,106

Total liabilities	5,089	5,035

Commitments and contingencies
Shareholder’s equity
Common stock	1,309	1,309
Retained earnings	1,019	991

Total shareholder’s equity	2,328	2,300

Total liabilities and shareholder’s equity	$7,417	$7,335

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholder’s Equity
Balance, December 31, 2016	$1,309	$991	$2,300
Net income	—	58	58
Common stock dividends	—	(30)	(30)

Balance, March 31, 2017	$1,309	$1,019	$2,328

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating revenues
Electric operating revenues	$294	$301
Natural gas operating revenues	66	59
Operating revenues from affiliates	2	2

Total operating revenues	362	362

Operating expenses
Purchased power	77	147
Purchased fuel	29	25
Purchased power from affiliate	51	4
Operating and maintenance	66	204
Operating and maintenance from affiliates	7	—
Depreciation and amortization	39	39
Taxes other than income	15	15

Total operating expenses	284	434

Operating income (loss)	78	(72)

Other income and (deductions)
Interest expense, net	(13)	(12)
Other, net	3	3

Total other income and (deductions)	(10)	(9)

Income (loss) before income taxes	68	(81)
Income taxes	11	(9)

Net income (loss)	$57	$(72)

Comprehensive income (loss)	$57	$(72)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income (loss)	$57	$(72)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	39	39
Deferred income taxes and amortization of investment tax credits	13	(4)
Other non-cash operating activities	(7)	118
Changes in assets and liabilities:
Accounts receivable	6	4
Receivables from and payables to affiliates, net	1	20
Inventories	1	1
Accounts payable and accrued expenses	14	(3)
Income taxes	21	52
Other assets and liabilities	(23)	(8)

Net cash flows provided by operating activities	122	147

Cash flows from investing activities
Capital expenditures	(82)	(81)
Other investing activities	2	—

Net cash flows used in investing activities	(80)	(81)

Cash flows from financing activities
Changes in short-term borrowings	—	(30)
Retirement of long-term debt	(14)	—
Dividends paid on common stock	(30)	(38)

Net cash flows used in financing activities	(44)	(68)

Decrease in cash and cash equivalents	(2)	(2)
Cash and cash equivalents at beginning of period	46	5

Cash and cash equivalents at end of period	$44	$3

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$44	$46
Accounts receivable, net
Customer	131	136
Other	39	63
Receivables from affiliates	—	3
Inventories, net
Gas held in storage	3	7
Materials and supplies	35	32
Regulatory assets	66	59
Other	21	24

Total current assets	339	370

Property, plant and equipment, net	3,334	3,273
Deferred debits and other assets
Regulatory assets	301	289
Investments	1	—
Goodwill	8	8
Prepaid pension asset	203	206
Other	5	7

Total deferred debits and other assets	518	510

Total assets	$4,191	$4,153

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Long-term debt due within one year	$109	$119
Accounts payable	106	88
Accrued expenses	44	36
Payables to affiliates	36	38
Customer deposits	36	36
Regulatory liabilities	47	43
Merger related obligation	4	13
Other	6	8

Total current liabilities	388	381

Long-term debt	1,217	1,221
Deferred credits and other liabilities
Regulatory liabilities	95	97
Deferred income taxes and unamortized investment tax credits	1,072	1,056
Non-pension postretirement benefit obligations	17	19
Other	49	53

Total deferred credits and other liabilities	1,233	1,225

Total liabilities	2,838	2,827

Commitments and contingencies
Shareholder’s equity
Common stock	764	764
Retained earnings	589	562

Total shareholder’s equity	1,353	1,326

Total liabilities and shareholder’s equity	$4,191	$4,153

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholder’s Equity
Balance, December 31, 2016	$764	$562	$1,326
Net income	—	57	57
Common stock dividends	—	(30)	(30)

Balance, March 31, 2017	$764	$589	$1,353

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Operating revenues
Electric operating revenues	$274	$290
Operating revenues from affiliates	1	1

Total operating revenues	275	291

Operating expenses
Purchased power	128	157
Purchased power from affiliates	9	1
Operating and maintenance	69	211
Operating and maintenance from affiliates	7	1
Depreciation and amortization	35	40
Taxes other than income	2	2

Total operating expenses	250	412

Operating income (loss)	25	(121)

Other income and (deductions)
Interest expense, net	(15)	(16)
Other, net	2	4

Total other income and (deductions)	(13)	(12)

Income (loss) before income taxes	12	(133)
Income taxes	(16)	(33)

Net income (loss)	$28	$(100)

Comprehensive income (loss)	$28	$(100)

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income (loss)	$28	$(100)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	35	40
Deferred income taxes and amortization of investment tax credits	(7)	(33)
Other non-cash operating activities	2	132
Changes in assets and liabilities:
Accounts receivable	14	5
Receivables from and payables to affiliates, net	(5)	20
Inventories	(1)	(2)
Accounts payable and accrued expenses	(5)	19
Income taxes	3	168
Other assets and liabilities	(6)	(3)

Net cash flows provided by operating activities	58	246

Cash flows from investing activities
Capital expenditures	(88)	(101)
Changes in restricted cash	2	1
Other investing activities	1	—

Net cash flows used in investing activities	(85)	(100)

Cash flows from financing activities
Changes in short-term borrowings	—	(5)
Retirement of long-term debt	(10)	(11)
Dividends paid on common stock	(10)	(11)

Net cash flows used in financing activities	(20)	(27)

(Decrease) Increase in cash and cash equivalents	(47)	119
Cash and cash equivalents at beginning of period	101	3

Cash and cash equivalents at end of period	$54	$122

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$54	$101
Restricted cash and cash equivalents	7	9
Accounts receivable, net
Customer	111	125
Other	41	44
Inventories, net	23	22
Regulatory assets	94	96
Other	3	2

Total current assets	333	399

Property, plant and equipment, net	2,583	2,521
Deferred debits and other assets
Regulatory assets	407	405
Long-term note receivable	4	4
Prepaid pension asset	82	84
Other	42	44

Total deferred debits and other assets	535	537

Total assets(a)	$3,451	$3,457

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Long-term debt due within one year	$33	$35
Accounts payable	125	132
Accrued expenses	50	38
Payables to affiliates	24	29
Customer deposits	32	33
Regulatory liabilities	25	25
Merger related obligation	22	20
Other	9	8

Total current liabilities	320	320

Long-term debt	1,112	1,120
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	911	917
Non-pension postretirement benefit obligations	33	34
Other	23	32

Total deferred credits and other liabilities	967	983

Total liabilities(a)	2,399	2,423

Commitments and contingencies
Shareholder’s equity
Common stock	912	912
Retained earnings	140	122

Total shareholder’s equity	1,052	1,034

Total liabilities and shareholder’s equity	$3,451	$3,457

(a)

ACE’s consolidated total assets include $30 million and $32 million at March 31, 2017 and December 31, 2016, respectively, of ACE’s consolidated VIE that can only be used to settle the liabilities of the VIE. ACE’s consolidated total liabilities include $115 million and $126 million at March 31, 2017 and December 31, 2016, respectively, of ACE’s consolidated VIE for which the VIE creditors do not have recourse to ACE. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholder’s Equity
Balance, December 31, 2016	$912	$122	$1,034
Net income	—	28	28
Common stock dividends	—	(10)	(10)

Balance, March 31, 2017	$912	$140	$1,052

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

Basis of Presentation (All Registrants)

As a result of the acquisition of PHI, Exelon’s financial reporting reflects PHI’s consolidated financial results subsequent to the March 23, 2016, acquisition date. Exelon has accounted for the merger transaction applying the acquisition method of accounting, which requires the assets acquired and liabilities assumed by Exelon to be reported in Exelon’s financial statements at fair value, with any excess of the purchase price over the fair value of net assets acquired reported as goodwill. Exelon has pushed-down the application of the acquisition method of accounting to the consolidated financial statements of PHI such that the assets and liabilities of PHI are similarly recorded at their respective fair values, and goodwill has been established as of the acquisition date. Accordingly, the consolidated financial statements of PHI for periods before and after the March 23, 2016, acquisition date reflect different bases of accounting, and the financial positions and the results of operations of the predecessor and successor periods are not comparable. The acquisition method of accounting has not been pushed down to PHI’s wholly-owned subsidiary utility registrants, Pepco, DPL and ACE.

For financial statement purposes, beginning on March 24, 2016, disclosures that had solely related to PHI, Pepco, DPL or ACE activities now also apply to Exelon, unless otherwise noted.

In the second quarter of 2016, an error was identified and corrected related to the PHI successor period Consolidated Statement of Cash Flows for the period March 24, 2016 to March 31, 2016. The $46 million classification error related to the presentation of changes in Receivables from and payables to affiliates, net within Cash flows from operating activities and Change in Exelon intercompany money pool within Cash flows from financing activities. As revised for the first quarter of 2017, the successor period statement of cash flows for the period March 24, 2016 to March 31, 2016 presents Cash flows used in operating activities of $3 million, a decrease of $46 million from the originally reported amount, and Cash flows used in financing activities of $135 million, a decrease of $46 million from the originally reported amount. Management has concluded that the error is not material to the previously issued financial statements.

Each of the Registrant’s Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated.

The accompanying consolidated financial statements as of March 31, 2017 and 2016 and for the three months then ended are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2016 Consolidated Balance Sheets were derived from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

2.    New Accounting Standards (All Registrants)

New Accounting Standards Issued and Not Yet Adopted:    The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) on their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures, as well as the potential to early adopt where applicable. The Registrants have assessed other FASB issuances of new standards which are not listed below given the current expectation such standards will not significantly impact the Registrants’ financial reporting.

Revenue from Contracts with Customers (Issued May 2014 and subsequently amended to address implementation questions):    Changes the criteria for recognizing revenue from a contract with a customer. The new revenue recognition guidance, including subsequent amendments, is effective for annual reporting periods beginning on or after December 15, 2017, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016. The Registrants do not plan to early adopt the standard.

The new standard replaces existing guidance on revenue recognition, including most industry specific guidance, with a five step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. In addition, the Registrants will be required to capitalize costs to acquire new contracts, and amortize such costs in a manner consistent with the transfer to the customer of the associated goods or services. Exelon currently expenses those costs as incurred. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method).

The Registrants continue to assess the impacts this guidance may have on their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures. In performing this assessment, the Registrants have utilized a project implementation team comprised of both internal and external resources to conduct the following key activities:

•

Actively participate in the AICPA Power and Utilities Industry Task Force (Industry Task Force) process to identify implementation issues and support the development of related implementation guidance;

•	Evaluate existing contracts and revenue streams for potential changes in the amounts and timing of recognizing revenues under the new guidance;

•	Evaluate and select the transition method; and

•	Develop and implement the approach and process for complying with the new revenue recognition disclosure requirements.

While there continues to be some ongoing activities in all of these areas, the Registrants have substantially completed the evaluation of their collective contracts and revenue streams, as well as the evaluation of the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

transition method. Based on the work completed thus far, the Registrants have reached the following preliminary conclusions:

•	The Registrants expect to apply the new guidance using the full retrospective method, however this conclusion could change based on the outcome of open implementation issues discussed below;

•	The Registrants currently anticipate that the implementation of the new guidance will not have a material impact on the amount and timing of revenue recognition; and

•	The new guidance will result in more detailed disclosures of revenue compared to current guidance.

Notwithstanding the preliminary conclusions noted above, certain implementation issues continue to be debated and worked through the Industry Task Force process that could result in amendments to the standard or implementation guidance that could have a material impact on the Registrants’ Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures. The contributions in aid of construction (CIAC) implementation issue previously disclosed has been resolved, subject to the completion of the public comment period, with the conclusion that CIAC is outside of the scope of ASC 606 and, therefore, the accounting by the Utility Registrants for CIAC will not change as a result of ASC 606. The open implementation issues that could be most impactful to the Registrants include: (1) the ability of the Utility Registrants to recognize revenue for certain contracts where collectability is in question and (2) primarily at Generation, bundled sales contracts and contracts with pricing provisions that may require recognition of revenue at prices other than the contract price (e.g., straight line or estimated future market prices). As part of the overall implementation project, the Registrants have developed alternative adoption plans that would be implemented in the event the ultimate resolution of the open implementation issues result in significant changes from current revenue recognition practices.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Issued March 2017):    The new standard will require significant changes to the accounting and presentation of pension and OPEB costs at the plan sponsor (i.e., Exelon) level. This guidance requires plan sponsors to separate net periodic pension cost and net periodic OPEB cost (together, net benefit cost) into the service cost component and other components; service cost will be presented as part of income from operations and the other components will be classified outside of income from operations on the Consolidated Statements of Operations and Comprehensive Income. Additionally, service cost is the only component eligible for capitalization (whereas under current GAAP, all components of net benefit cost are classified as compensation cost and are eligible for capitalization).

Exelon is currently evaluating the impact of this standard, including coordinating with its industry group and advisors. Generation, ComEd, PECO, BGE, BSC, PHI, Pepco, DPL, ACE and PHISCO participate in Exelon’s single employer plan and apply multi-employer accounting. Exelon is currently evaluating how the new standard will impact accounting and financial reporting for these registrants.

The standard will be effective January 1, 2018 and requires retrospective adoption for the presentation of the service cost component and the other components of net benefit cost and prospective adoption for the capitalization of only the service cost component of net benefit cost. Exelon will not early adopt this standard.

Leases (Issued February 2016):    Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance requires lessees to recognize both the right-of-use assets and lease liabilities in the balance sheet for most leases, whereas today only financing type lease liabilities (capital leases) are recognized in the balance sheet. This is expected to require significant changes to systems, processes and procedures in order to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

recognize and measure leases recorded on the balance sheet that are currently classified as operating leases. In addition, the definition of a lease has been revised in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement which may result in changes to the classification of an arrangement as a lease. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The accounting applied by a lessor is largely unchanged from that applied under current GAAP. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, however the Registrants do not expect to early adopt the standard. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Refer to Note 24 — Commitments and Contingencies of the Combined Notes to the Consolidated Financial Statements in the Exelon 2016 Form 10-K for additional information regarding operating leases.

Impairment of Financial Instruments (Issued June 2016):    Provides for a new Current Expected Credit Loss (CECL) impairment model for specified financial instruments including loans, trade receivables, debt securities classified as held-to-maturity investments and net investments in leases recognized by a lessor. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The standard does not make changes to the existing impairment models for non-financial assets such as fixed assets, intangibles and goodwill. The standard will be effective January 1, 2020 and, for most debt instruments, requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

Goodwill Impairment (issued January 2017):    Simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Exelon, Generation, ComEd, PHI, and DPL have goodwill as of March 31, 2017. This updated guidance is not currently expected to impact the Registrants’ financial reporting. The standard is effective January 1, 2020, with early adoption permitted, and must be adopted on a prospective basis.

Clarifying the Definition of a Business (issued January 2017):    Clarifies the definition of a business with the objective of addressing whether acquisitions should be accounted for as acquisitions of assets or as acquisitions of businesses. If substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. If the fair value of the assets acquired is not concentrated in a single identifiable asset or a group of similar identifiable assets, then an entity must evaluate whether an input and a substantive process exist, which together significantly contribute to the ability to produce outputs. The standard also revises the definition of outputs to focus on goods and services to customers. The standard could result in more acquisitions being accounted for as asset acquisitions. The standard will be effective January 1, 2018 and will be applied prospectively.

Intra-Entity Transfers of Assets Other Than Inventory (Issued October 2016):    Requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs (compared to current GAAP which prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party). The standard is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Issued August 2016) and Restricted Cash (Issued November 2016):    In 2016, the FASB issued two standards impacting the Statement of Cash Flows. The first adds or clarifies guidance on the classification of certain cash receipts and payments on the statement of cash flows as follows: debt prepayment or extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of the predominance principle to separately identifiable cash flows. The second states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows (instead of being presented as cash flow activities). Exelon will adopt both standards on January 1, 2018 on a retrospective basis. Adoption of the second standard will result in a change in presentation of restricted cash on the face of the Statement of Cash Flows; otherwise the Registrants expect that adoption of the guidance will have insignificant impacts on the Registrants’ Consolidated Statements of Cash Flows and disclosures.

Recognition and Measurement of Financial Assets and Financial Liabilities (Issued January 2016):    (i) Requires all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, to be carried at fair value through net income, (ii) requires an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected, (iii) amends several disclosure requirements, including the methods and significant assumptions used to estimate fair value or a description of the changes in the methods and assumptions used to estimate fair value, and (iv) requires disclosure of the fair value of financial assets and liabilities measured at amortized cost at the amount that would be received to sell the asset or paid to transfer the liability. The standard is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The guidance is required to be applied retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of adoption (modified retrospective method).

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

At March 31, 2017 and December 31, 2016, Exelon, Generation, BGE, PHI and ACE collectively consolidated nine VIEs or VIE groups, for which the applicable Registrant was the primary beneficiary (see Consolidated Variable Interest Entities below). As of March 31, 2017 and December 31, 2016, Exelon and Generation collectively had significant interests in seven and eight, respectively, other VIEs for which the applicable Registrant does not have the power to direct the entities’ activities and, accordingly, was not the primary beneficiary (see Unconsolidated Variable Interest Entities below).

Consolidated Variable Interest Entities

Exelon’s, Generation’s, BGE’s, PHI’s and ACE’s consolidated VIEs consist of:

•	A retail gas group formed by Generation to enter into a collateralized gas supply agreement with a third-party gas supplier,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•	a group of solar project limited liability companies formed by Generation to build, own and operate solar power facilities,

•	several wind project companies designed by Generation to develop, construct and operate wind generation facilities,

•	a group of companies formed by Generation to build, own and operate other generating facilities,

•	certain retail power and gas companies for which Generation is the sole supplier of energy,

•	CENG,

•	2015 ESA Investco, LLC, a company that holds an equity method investment in a distributed energy company,

•	BondCo, a special purpose bankruptcy remote limited liability company formed by BGE to acquire, hold, issue and service bonds secured by rate stabilization property, and

•	ATF, a special purpose entity formed by ACE for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of transition bonds.

As of March 31, 2017 and December 31, 2016, ComEd, PECO, Pepco and DPL did not have any material consolidated VIEs.

As of March 31, 2017 and December 31, 2016, Exelon, Generation, BGE, PHI and ACE provided the following support to their respective consolidated VIEs:

•

Generation provides operating and capital funding to the solar and wind entities for ongoing construction, operations and maintenance of the solar and wind power facilities and there is limited recourse to Generation related to certain solar and wind entities.

•	Generation provides approximately $27 million in credit support for the retail power and gas companies for which Generation is the sole supplier of energy.

•	Generation provides a $75 million parental guarantee to a third-party gas supplier and provides limited recourse to other third-party gas suppliers and customers in support of its retail gas group.

•

Generation provides operating and capital funding to the other generating facilities for ongoing construction, operations and maintenance and provides a parental guarantee of up to $275 million in support of the payment obligations related to the Engineering, Procurement and Construction contract in support of one of its other generating facilities.

•

Generation and Exelon, where indicated, provide the following support to CENG (see Note 5 — Investment in Constellation Energy Nuclear Group, LLC and Note 27 — Related Party Transactions of the Exelon 2016 Form 10-K for additional information regarding Generation’s and Exelon’s transactions with CENG):

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

•	Generation provided a $400 million loan to CENG. As of March 31, 2017, the remaining obligation is $320 million, including accrued interest, which reflects the principal payment made in January 2015,

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

•

In the case of BondCo, BGE is required to remit all payments it receives from all residential customers through non-bypassable, rate stabilization charges to BondCo. During the three months ended March 31, 2017 and 2016, BGE remitted $19 million and $20 million to BondCo, respectively.

•

In the case of ATF, proceeds from the sale of each series of transition bonds by ATF were transferred to ACE in exchange for the transfer by ACE to ATF of the right to collect a non-bypassable Transition Bond Charge from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on transition bonds and related taxes, expenses and fees. During the three months ended March 31, 2017 and 2016, ACE transferred $19 million and $14 million to ATF, respectively.

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

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Registrants’ consolidated financial statements at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017					December 31, 2016
				Successor					Successor
	Exelon(a)	Generation	BGE	PHI(a)	ACE	Exelon(a)(b)	Generation	BGE	PHI(a)	ACE
Current assets	$1,018	$965	$42	$11	$7	$954	$916	$23	$14	$9
Noncurrent assets	8,891	8,855	3	33	23	8,563	8,525	3	35	23

Total assets	$9,909	$9,820	$45	$44	$30	$9,517	$9,441	$26	$49	$32

Current liabilities	$871	$791	$42	38	$34	$885	$802	$42	$42	$37
Noncurrent liabilities	2,745	2,654	—	91	81	2,713	2,612	—	101	89

Total liabilities	$3,616	$3,445	$42	$129	$115	$3,598	$3,414	$42	$143	$126

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.
(b)	Includes certain purchase accounting adjustments not pushed down to the BGE standalone entity.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Assets and Liabilities of Consolidated VIEs

Included within the balances above are assets and liabilities of certain consolidated VIEs for which the assets can only be used to settle obligations of those VIEs, and liabilities that creditors, or beneficiaries, do not have recourse to the general credit of the Registrants. As of March 31, 2017 and December 31, 2016, these assets and liabilities primarily consisted of the following:

	March 31, 2017					December 31, 2016
				Successor					Successor
	Exelon(a)	Generation	BGE	PHI (a)	ACE	Exelon(a)(b)	Generation	BGE	PHI (a)	ACE
Cash and cash equivalents	$199	$199	$—	$—	$—	$150	$150	$—	$—	$—
Restricted cash	124	75	42	7	7	59	27	23	9	9
Accounts receivable, net
Customer	347	347	—	—	—	371	371	—	—	—
Other	23	23	—	—	—	48	48	—	—	—
Mark-to-market derivatives assets	41	41	—	—	—	31	31	—	—	—
Inventory
Materials and supplies	191	191	—	—	—	199	199	—	—	—
Other current assets	58	54	—	4	—	50	44	—	5	—

Total current assets	983	930	42	11	7	908	870	23	14	9

Property, plant and equipment, net	5,425	5,425	—	—	—	5,415	5,415	—	—	—
Nuclear decommissioning trust funds	2,286	2,286	—	—	—	2,185	2,185	—	—	—
Goodwill	47	47	—	—	—	47	47	—	—	—
Mark-to-market derivatives assets	57	57	—	—	—	23	23	—	—	—
Other noncurrent assets	350	314	3	33	23	315	277	3	35	23

Total noncurrent assets	8,165	8,129	3	33	23	7,985	7,947	3	35	23

Total assets	$9,148	$9,059	$45	$44	$30	$8,893	$8,817	$26	$49	$32

Long-term debt due within one year	$237	$159	$41	$37	$33	$181	$99	$41	$40	$35
Accounts payable	275	275	—	—	—	269	269	—	—	—
Accrued expenses	85	83	1	1	1	119	116	1	2	2
Mark-to-market derivative liabilities	18	18	—	—	—	60	60	—	—	—
Unamortized energy contract liabilities	16	16	—	—	—	15	15	—	—	—
Other current liabilities	11	11	—	—	—	30	30	—	—	—

Total current liabilities	642	562	42	38	34	674	589	42	42	37

Long-term debt	626	535	—	91	81	641	540	—	101	89
Asset retirement obligations	1,929	1,929	—	—	—	1,904	1,904	—	—	—
Pension obligation(c)	8	8	—	—	—	9	9	—	—	—
Unamortized energy contract liabilities	18	18	—	—	—	22	22	—	—	—
Other noncurrent liabilities	122	122	—	—	—	106	106	—	—	—

Total noncurrent liabilities	2,703	2,612	—	91	81	2,682	2,581	—	101	89

Total liabilities	$3,345	$3,174	$42	$129	$115	$3,356	$3,170	$42	$143	$126

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.
(b)	Includes certain purchase accounting adjustments not pushed down to the BGE standalone entity.
(c)

Includes the CNEG retail gas pension obligation, which is presented as a net asset balance within the Prepaid pension asset line item on Generation’s Consolidated Balance Sheets. See Note 13 — Retirement Benefits for additional details.

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

The Registrants’ unconsolidated VIEs consist of:

•	Energy purchase and sale agreements with VIEs for which Generation has concluded that consolidation is not required.

•	Asset sale agreement with ZionSolutions, LLC and EnergySolutions, Inc. in which Generation has a variable interest but has concluded that consolidation is not required.

•	Equity investments in distributed energy companies and energy generating facilities for which Generation has concluded that consolidation is not required.

As of March 31, 2017 and December 31, 2016, Exelon and Generation had significant unconsolidated variable interests in seven and eight VIEs, respectively for which Exelon or Generation, as applicable, was not the primary beneficiary; including certain equity investments and certain commercial agreements. The decrease in the number of unconsolidated VIEs is due to the sale of an equity investment in an energy generating facility. Exelon and Generation only include unconsolidated VIEs that are individually material in the tables below. However, Generation has several individually immaterial VIEs that in aggregate represent a total investment of $16 million. These immaterial VIEs are equity and debt securities in energy development companies. The maximum exposure to loss related to these securities is limited to the $16 million included in Investments on Exelon’s and Generation’s Consolidated Balance Sheets. The risk of a loss was assessed to be remote and, accordingly, Exelon and Generation have not recognized a liability associated with any portion of the maximum exposure to loss.

In June 2015, 2015 ESA Investco, LLC, then a wholly owned subsidiary of Generation, entered into an arrangement to purchase a 90% equity interest and 99% of the tax attributes of a distributed energy company, which is an unconsolidated VIE. In November 2015, Generation sold 69% of its equity interest in 2015 ESA Investco, LLC to a tax equity investor. Generation and the tax equity investor contributed a total of $227 million of equity incrementally from inception through the first quarter of 2017 in proportion of their ownership interests. Generation and the tax equity investor provided a parental guarantee of up to $275 million in proportion to their ownership interests in support of 2015 ESA Investco, LLC’s obligation to make equity contributions to the distributed energy company. As all equity contributions were made as of March 31, 2017, there is no further payment obligation under the parental guarantee.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present summary information about Exelon and Generation’s significant unconsolidated VIE entities:

March 31, 2017	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$647	$541	$1,188
Total liabilities(a)	73	230	303
Exelon’s ownership interest in VIE(a)	—	276	276
Other ownership interests in VIE(a)	574	36	610
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	279	279
Contract intangible asset	9	—	9
Debt and payment guarantees	—	—	—
Net assets pledged for Zion Station decommissioning(b)	7	—	7

December 31, 2016	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$638	$567	$1,205
Total liabilities(a)	215	287	502
Exelon’s ownership interest in VIE(a)	—	248	248
Other ownership interests in VIE(a)	423	32	455
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	264	264
Contract intangible asset	9	—	9
Debt and payment guarantees	—	3	3
Net assets pledged for Zion Station decommissioning(b)	9	—	9

(a)

These items represent amounts on the unconsolidated VIE balance sheets, not on Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

(b)

These items represent amounts on Exelon’s and Generation’s Consolidated Balance Sheets related to the asset sale agreement with ZionSolutions, LLC. The net assets pledged for Zion Station decommissioning includes gross pledged assets of $95 million and $113 million as of March 31, 2017 and December 31, 2016, respectively; offset by payables to ZionSolutions LLC of $88 million and $104 million as of March 31, 2017 and December 31, 2016, respectively. These items are included to provide information regarding the relative size of the ZionSolutions LLC unconsolidated VIE.

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

4.    Mergers, Acquisitions and Dispositions (Exelon, Generation and PHI)

Acquisition of James A. FitzPatrick Nuclear Generating Station (Exelon and Generation)

On March 31, 2017, Generation acquired the 838 MW single-unit James A. FitzPatrick (FitzPatrick) nuclear generating station located in Scriba, New York from Entergy Nuclear FitzPatrick LLC (Entergy) for a total purchase price of $293 million, which consisted of a cash purchase price of $110 million and a net cost reimbursement to and on behalf of Entergy of $183 million. As part of the acquisition agreements, Generation provided nuclear fuel and reimbursed Entergy for incremental costs to prepare for and conduct a plant refueling outage; and Generation reimbursed Entergy for incremental costs to operate and maintain the plant for the period

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

after the refueling outage through the acquisition closing date. These reimbursements covered costs that Entergy otherwise would have avoided had it shut down the plant as originally intended in January 2017. The amounts reimbursed by Generation were offset by FitzPatrick’s electricity and capacity sales revenues for this same post-outage period. As part of the transaction, Generation received the FitzPatrick NDT fund assets and assumed the obligation to decommission FitzPatrick. The NRC license for FitzPatrick expires in 2034. As of March 31, 2017, Generation had remitted purchase price consideration of $302 million (including $248 million of cash and $54 million of nuclear fuel) to and on behalf of Entergy and has $9 million included in Accounts receivable, net — Other on Exelon’s and Generation’s Consolidated Balance Sheets, to be received during the second quarter of 2017.

The following table summarizes the acquisition-date fair value of the consideration transferred and the assets and liabilities assumed for the FitzPatrick acquisition by Generation as of March 31, 2017:

Cash paid for purchase price	$110
Cash paid for net cost reimbursement	129
Nuclear fuel transfer	54

Total consideration transferred	$293

Identifiable assets acquired and liabilities assumed
Current assets	$58
Property, plant and equipment	278
Nuclear decommissioning trust funds	807
Other assets(a)	114

Total assets	$1,257

Current liabilities	$7
Asset retirement obligations	417
Pension and OPEB obligations	49
Deferred income taxes	144
Spent nuclear fuel obligation	110
Other liabilities	11

Total liabilities	$738

Total net identifiable assets, at fair value	$519

Bargain purchase gain (after-tax)	$226

(a)

Includes a $110 million asset associated with a contractual right to reimbursement from the New York Power Authority (NYPA), a prior owner of FitzPatrick, associated with the DOE one-time fee obligation. See Note 24-Commitments and Contingencies of the Exelon 2016 Form 10-K for additional background regarding SNF obligations to the DOE.

The after-tax bargain purchase gain of $226 million is included within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and reflects differences in strategies between Generation and Entergy for the intended use and ultimate decommissioning of the plant.

The fair values of FitzPatrick’s assets and liabilities were determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing), discount rates reflecting risk inherent in the future cash flows and future power and fuel market prices. The valuations performed to assess the fair value of certain assets acquired and liabilities assumed are preliminary. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date; however, Generation expects to finalize these amounts by the end of 2017. The significant assets and liabilities for which preliminary valuation amounts are recognized at March 31, 2017 include the fair value of the decommissioning ARO, pension and OPEB obligations and related deferred tax liabilities. Any changes to the fair value assessments may materially impact the purchase price allocation and the amount of the recorded bargain purchase gain.

For the three months ended March 31, 2017, Exelon and Generation incurred $32 million of merger and integration related costs which are included within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

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

During the third and fourth quarters of 2016, Exelon and PHI filed proposals in Delaware, New Jersey and Maryland for amounts and allocations reflecting the application of the most favored nation provision, resulting in a total nominal cost of commitments of $513 million, excluding renewable generation commitments (approximately $444 million on a net present value basis amount, excluding renewable generation commitments and charitable contributions). These filings reflect agreements reached with certain parties to the merger proceedings in these jurisdictions. In 2016, the DPSC and NJBPU approved the amounts and allocations of the additional merger benefits for Delaware and New Jersey, respectively. On April 12, 2017, the MDPSC issued an order approving the amounts of the additional merger benefits for Maryland, but amending the proposed allocations of the benefits. The amended allocations do not have a material effect on any of the Registrants’ financial statements. No changes in commitment cost levels are required in the District of Columbia.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following amounts represent total commitment costs for Exelon, PHI, Pepco, DPL and ACE that have been recorded since the acquisition date:

					Successor
Description	Expected Payment Period	Pepco	DPL	ACE	PHI	Exelon
Rate credits	2016 — 2017	$91	$66	$101	$258	$258
Energy efficiency	2016 — 2021	—	—	—	—	122
Charitable contributions	2016 — 2026	28	12	10	50	50
Delivery system modernization	Q2 2016	—	—	—	—	22
Green sustainability fund	Q2 2016	—	—	—	—	14
Workforce development	2016 — 2020	—	—	—	—	17
Other		7	7	—	14	30

Total		$126	$85	$111	$322	$513

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

In July 2015, the OPC, Public Citizen, Inc., the Sierra Club and the Chesapeake Climate Action Network (CCAN) filed motions to stay the MDPSC order approving the merger. The Circuit Court judge issued an order denying the motions for stay on August 12, 2015. On January 8, 2016, the Circuit Court judge affirmed the MDPSC’s order approving the merger and denied the petitions for judicial review filed by the OPC, the Sierra Club, CCAN and Public Citizen, Inc. On January 19, 2016, the OPC filed a notice of appeal to the Maryland Court of Special Appeals, and on January 21, the Sierra Club and CCAN filed a notice of appeal. On January 27, 2017, the Maryland Court of Special Appeals affirmed the Circuit Court’s judgment. The OPC and Sierra Club have each filed petitions seeking further review in the Court of Appeals of Maryland. Exelon, along with Prince George’s County and Montgomery County have filed answers opposing those petitions, which Exelon believes are without merit.

Between March 25, 2016 and April 22, 2016, various parties filed motions with the DCPSC to reconsider its March 23, 2016 order approving the merger. On June 17, 2016, the DCPSC denied all motions. In August 2016, the District of Columbia Office of People’s Counsel, the District of Columbia Government, and Public Citizen jointly with DC Sun each filed petitions for judicial review of the DCPSC’s March 23, 2016 order with the District of Columbia Court of Appeals. On September 9, 2016, the Court consolidated the appeals. The parties have filed briefs and the Court scheduled oral argument for May 2. A decision on this matter is expected in the second or third quarter of 2017. Exelon believes the matters are without merit.

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

The preliminary valuations performed in the first quarter of 2016 were updated in the second, third, and fourth quarters of 2016. There were no adjustments to the purchase price allocation in the first quarter of 2017 and the purchase price allocation is now final.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon applied push-down accounting to PHI, and accordingly, the PHI assets acquired and liabilities assumed were recorded at their estimated fair values on Exelon’s and PHI’s Consolidated Balance Sheets as of March 23, 2016, as follows:

Purchase Price Allocation(a)
Current assets	$1,441
Property, plant and equipment	11,088
Regulatory assets	5,015
Other assets	248
Goodwill	4,005

Total assets	$21,797

Current liabilities	$2,752
Unamortized energy contracts	1,515
Regulatory liabilities	297
Long-term debt, including current maturities	5,636
Deferred income taxes	3,447
Pension and OPEB obligations	821
Other liabilities	187

Total liabilities	$14,655

Total purchase price	$7,142

(a)

Amounts shown reflect the final purchase price allocation and the correction of a reporting error identified and corrected in the second quarter of 2016. The error had resulted in a gross up of certain assets and liabilities related to legacy PHI intercompany and income tax receivable and payable balances.

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

Fair value adjustments were recorded at Exelon and PHI for the difference between the contract price and the market price of electricity and gas energy supply contracts of PHI’s wholly-owned rate regulated utility subsidiaries. These adjustments are intangible assets and liabilities classified as unamortized energy contracts on Exelon’s and PHI’s Consolidated Balance Sheets as of March 31, 2017. The difference between the contract price and the market price at the acquisition date of the Merger was recognized for each contract as either an intangible asset or liability. In total, Exelon and PHI recorded a net $1.5 billion liability reflecting out-of-the-money contracts. The valuation of the acquired intangible assets and liabilities was estimated by applying either the market approach or the income approach depending on the nature of the underlying contract. The market approach was utilized when prices and other relevant information generated by market transactions involving comparable transactions were available. Otherwise the income approach, which is based upon discounted projected future cash flows associated with the underlying contracts, was utilized. In certain instances, the valuations were based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key estimates and inputs include forecasted power prices and the discount rate. The unamortized energy contract fair value adjustment amounts and the corresponding offsetting regulatory asset and liability amounts are amortized through Purchase power and fuel expense or Operating revenues, as applicable, over the life of the applicable contract in relation to the present value of the underlying cash flows as of the merger date.

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

The current impact of PHI, including its unregulated businesses, on Exelon’s Consolidated Statements of Operations and Comprehensive Income includes Operating revenues of $1.2 billion and Net income of $140 million during the three months ended March 31, 2017, and Operating revenues of $107 million and Net loss of $(315) million during the three months ended March 31, 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the three months ended March 31, 2017 and 2016, the Registrants have recognized costs to achieve the PHI acquisition as follows:

	Three Months Ended March 31,
Acquisition, Integration and Financing Costs(a)	2017	2016
Exelon(b)	$9	$102
Generation	9	16
ComEd(c)	—	(8)
PECO	1	2
BGE	2	2
Pepco	1	27
DPL(d)	(7)	16
ACE	1	13

	Successor		Predecessor
Acquisition, Integration and Financing Costs(a)	Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI(d)	$(5)	$56	$29

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
(c)

For the three months ended March 31, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $9 million, incurred at ComEd that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

(d)

For the three months ended March 31, 2017, includes the reversal of previously incurred acquisition, integration and financing costs of $8 million, incurred at DPL that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

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

	Three Months Ended March 31,	Year Ended December 31,
	2016(a)	2016(b)
Total operating revenues	$8,556	$32,342
Net income attributable to common shareholders	577	1,562

Basic earnings per share	$0.63	$1.69
Diluted earnings per share	0.62	1.69

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	The amounts above include adjustments for non-recurring costs directly related to the merger of $639 million and intercompany revenue of $170 million for the three months ended March 31, 2016.
(b)	The amounts above include adjustments for non-recurring costs directly related to the merger of $680 million and intercompany revenue of $171 million for the year ended December 31, 2016.

5.      Regulatory Matters (All Registrants)

Except for the matters noted below, the disclosures set forth in Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K reflect, in all material respects, the current status of regulatory and legislative proceedings of the Registrants. The following is an update to that discussion.

Illinois Regulatory Matters

Distribution Formula Rate (Exelon and ComEd).    On April 13, 2017, ComEd filed its annual distribution formula rate with the ICC pursuant to EIMA. The filing establishes the revenue requirement used to set the rates that will take effect in January 2018 after the ICC’s review and approval, which is due by December 2017. The revenue requirement requested is based on 2016 actual costs plus projected 2017 capital additions as well as an annual reconciliation of the revenue requirement in effect in 2016 to the actual costs incurred that year. ComEd’s 2017 filing request includes a total increase to the revenue requirement of $96 million, reflecting an increase of $78 million for the initial revenue requirement for 2017 and an increase of $18 million related to the annual reconciliation for 2016. The revenue requirement for 2017 provides for a weighted average debt and equity return on distribution rate base of 6.47% inclusive of an allowed ROE of 8.40%, reflecting the average rate on 30-year treasury notes plus 580 basis points. The annual reconciliation for 2016 provided for a weighted average debt and equity return on distribution rate base of 6.45% inclusive of an allowed ROE of 8.34%, reflecting the average rate on 30-year treasury notes plus 580 basis points less a performance metrics penalty of 6 basis points. See table below for ComEd’s regulatory assets associated with its distribution formula rate. For additional information on ComEd’s distribution formula rate filings see Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K.

On December 6, 2016, the ICC issued a final order approving the 2016 distribution formula rate, which included a total increase to the revenue requirement of $127 million, reflecting an increase of $134 million for the initial revenue requirement for 2016 and a decrease of $7 million related to the annual reconciliation for 2015. On December 20, 2016, the ICC granted ComEd’s and other parties’ joint application for rehearing on the impact that changing ComEd’s OSHA recordable rate for 2014 and 2015 has on the revenue requirement approved in this order. On March 22, 2017, the ICC issued an order approving ComEd’s proposal to reduce the 2016 revenue requirement by $18 million, which will be reflected in customer rates in 2017.

Illinois Future Energy Jobs Act (Exelon, Generation, and ComEd).

Background

On December 7, 2016, FEJA was signed into law by the Governor of Illinois. FEJA is effective June 1, 2017, and includes, among other provisions, (1) a ZES providing compensation for certain nuclear-powered generating facilities, (2) an extension of and certain adjustments to ComEd’s electric distribution formula rate, (3) new cumulative persisting annual energy efficiency MWh savings goals for ComEd, (4) revisions to the Illinois RPS requirements, (5) provisions for adjustments to or termination of FEJA programs if the average impact on ComEd’s customer rates exceeds specified limits, (6) revisions to the existing net metering statute to (i) mandate net metering for community generation projects, and establish billing procedures for subscribers to those projects, (ii) provide immediately for netting at the energy-only rate for nonresidential customers, and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(iii) transition from netting at the full retail rate to the energy-only rate for certain residential net metering customers once the net meter customer load equals 5% of total peak demand supplied in the previous year and (7) support for low income rooftop and community solar programs.

Zero Emission Standard

FEJA includes a ZES that provides compensation through the procurement of ZECs targeted at preserving the environmental attributes of zero-emissions nuclear-powered generating facilities that meet specific eligibility criteria. ZES will have a 10-year duration extending through May 31, 2027. Eligible generators may participate in a procurement event overseen by the IPA and selected generators will directly contract with Illinois utilities for the procurement of the ZECs based upon the number of MWh produced by the eligible facilities, subject to specified annual caps. The ZEC price will be based upon the current social cost of carbon as determined by the federal government and is initially established at $16.50 per MWh of production, subject to future adjustments based on specified escalation and pricing adjustment mechanisms designed to lower the ZEC price based on increases in underlying energy and capacity prices.

Illinois utilities, including ComEd, will be required to purchase from eligible nuclear facilities an amount of ZECs equivalent to 16% of the actual amount of electricity delivered in 2014. ComEd will recover all costs associated with purchasing ZECs through a new rate rider, which will provide for an annual reconciliation and true-up to actual costs incurred by ComEd to purchase ZECs, with any difference to be credited to or collected from ComEd’s retail customers in subsequent periods.

On February 14, 2017, two lawsuits were filed in the Northern District of Illinois against the IPA alleging that the state’s ZEC program violates certain provisions of the U.S. Constitution. One lawsuit was filed by customers of ComEd, led by the Village of Old Mill Creek, and the other was brought by the EPSA and three other electric suppliers. Both lawsuits argue that the Illinois ZEC program will distort FERC’s energy and capacity market auction system of setting wholesale prices, and seek a permanent injunction preventing the implementation of the program. Exelon intervened and filed motions to dismiss in both lawsuits. These motions are currently pending. In addition, on March 31, 2017, plaintiffs in both lawsuits filed motions for preliminary injunction with the court. Exelon cannot predict the outcome of these lawsuits. It is possible that resolution of these matters could have a material, unfavorable impact on Exelon’s and Generation’s results of operations, financial positions and cash flows.

See Note 7 — Early Nuclear Plant Retirements for the impacts of the provisions above on Generation’s Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income. These provisions do not impact ComEd’s Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows until second quarter of 2017.

ComEd Electric Distribution Rates

FEJA extends the sunset date for ComEd’s performance-based electric distribution formula rate from 2019 to the end of 2022, allows ComEd to revise the electric distribution formula rate to eliminate the ROE collar, and allows ComEd to implement a decoupling tariff if the electric distribution formula rate is terminated at any time. ComEd will revise its electric distribution formula rate to eliminate the ROE collar beginning with the reconciliation filed in 2018 for the 2017 calendar year. Elimination of the ROE collar effectively offsets the favorable or unfavorable impacts to Operating revenues associated with variations in delivery volumes associated with above or below normal weather, numbers of customers or usage per customer. ComEd began reflecting the impacts of this change in its electric distribution services costs regulatory asset beginning in first quarter 2017. As of March 31, 2017, ComEd recorded an increase to Operating revenues and its electric distribution services costs regulatory asset of approximately $16 million for this change.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

FEJA requires ComEd to make non-recoverable contributions to low income energy assistance programs of $10 million per year for 5 years as long as the electric distribution formula rate remains in effect. With the exception of these contributions, ComEd will recover from customers, subject to certain caps explained below, the costs it incurs pursuant to FEJA either through its electric distribution formula rate or other recovery mechanisms.

Energy Efficiency

Existing Illinois law requires ComEd to implement cost-effective energy efficiency measures and, for a 10-year period ending May 31, 2018, cost-effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers.

Beginning January 1, 2018, FEJA provides for new cumulative annual energy efficiency MWh savings goals for ComEd, which are designed to achieve 21.5% of cumulative persisting annual MWh savings by 2030, as compared to the deemed baseline of 88 million MWhs of electric power and energy sales. FEJA, deems the cumulative persisting annual MWh savings to be 6.6% from 2012 through the end of 2017. ComEd expects to spend approximately $250 million to $400 million annually from 2017 through 2030 to achieve these energy efficiency MWh savings goals. In addition, FEJA extends the peak demand reduction requirement from 2018 to 2026. Because the new requirements apply beginning in 2018, FEJA extends the existing energy efficiency plans, which were due to end on May 31, 2017, through December 31, 2017. FEJA also exempts customers with demands over 10 MW from energy efficiency plans and requirements beginning June 1, 2017.

FEJA allows ComEd to cancel its existing energy efficiency rate rider and replace it with an energy efficiency formula rate, and to defer energy efficiency costs (except for any voltage optimization costs which will be recovered through the electric distribution formula rate) as a separate regulatory asset that will be recovered through the energy efficiency formula rate over the weighted average useful life, as approved by the ICC, of the related energy efficiency measures. ComEd will earn a return on the energy efficiency regulatory asset at a rate equal to its weighted average cost of capital, which is based on a year-end capital structure and calculated using the same methodology applicable to ComEd’s electric distribution formula rate. Through December 31, 2030, the return on equity that ComEd earns on its energy efficiency regulatory asset is subject to a maximum downward or upward adjustment of 200 basis points if ComEd’s cumulative persisting annual MWh savings falls short of or exceeds specified percentage benchmarks of its annual incremental savings goal. ComEd will be required to file an update to its energy efficiency formula rate on or before June 1 each year, with resulting rates effective in January of the following year. The annual update will be based on projected current year energy efficiency costs and the related projected year-end regulatory asset balance less any related deferred taxes. The update will also include a reconciliation of any differences between the revenue requirement in effect for the prior year and the revenue requirement based on actual prior year costs and year-end energy efficiency regulatory asset balances less any related deferred taxes.

ComEd expects to cancel its existing energy efficiency rider after FEJA becomes effective on June 1, 2017, at which time it must perform a reconciliation of revenues and costs incurred through the cancellation date and issue a one-time credit on retail customers’ bills for any over-recoveries. As of March 31, 2017, ComEd’s over-recoveries associated with its existing energy efficiency rider of $139 million were reflected in Current regulatory liabilities on Exelon’s and ComEd’s Consolidated Balance Sheets. ComEd expects to provide a one-time credit to customers in the second half of 2017 to address this over-recovery.

Renewable Portfolio Standard

Existing Illinois law requires ComEd to purchase each year an increasing percentage of renewable energy resources for the customers for which it supplies electricity. This obligation is satisfied through the procurement

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

of RECs. FEJA revises the Illinois RPS to require ComEd to procure RECs for all retail customers by June 2019, regardless of the customers’ electricity supplier, and provides support for low-income rooftop and community solar programs, which will be funded by the existing Renewable Energy Resources Fund and ongoing RPS collections. ComEd will recover all costs associated with purchasing RECs through rate riders, which will provide for a reconciliation and true-up to actual costs, with any difference between revenues and expenses to be credited to or collected from ComEd’s retail customers in subsequent periods. The first reconciliation and true-up for RECs will cover revenues and costs for the four year period beginning June 1, 2017 through May 31, 2021. Subsequently, the RPS rate rider will provide for an annual reconciliation and true-up.

Customer Rate Increase Limitations

FEJA includes provisions intended to limit the average impact on ComEd customer rates for recovery of costs incurred under FEJA as follows: (1) for a typical ComEd residential customer, the average impact must be less than $0.25 cents per month, (2) for nonresidential customers with a peak demand less than 10 MW, the average annual impact must be less than 1.3% of the average amount paid per kWh for electric service by Illinois commercial retail customers during 2015, and (3) for nonresidential customers with a peak demand greater than 10 MW, the average annual impact must be less than 1.3% of the average amount paid per kWh for electric service by Illinois industrial retail customers during 2015.

By June 30, 2017, ComEd must submit a 10-year projection to the ICC of customer rate impacts for residential customers and nonresidential customers with a peak demand less than 10 MW. Thereafter, beginning in 2018, ComEd must submit a report to the ICC for residential customers and nonresidential customers with a peak demand less than 10 MW by February 15th and June 30th of each year, respectively. For nonresidential customers with a peak demand greater than 10 MW, ComEd must submit a report to the ICC by May 1 of each year if a rate reduction will be necessary in the following year. For residential customers, the reports will include the actual costs incurred under FEJA during the preceding year and a rolling 10-year customer rate impact projection. The reports for nonresidential customers with a peak demand less than 10 MW will also include the actual costs incurred under FEJA during the preceding year, as well as the average annual rate increase from January 1, 2017 through the end of the preceding year and the average annual rate increase projected for the remainder of the 10-year period.

If the projected residential customer or nonresidential customer with a peak demand less than 10 MW rate increase exceeds the limitations during the first four years, ComEd is required to decrease costs associated with FEJA investments, including reductions to ZEC contract quantities. If the projected residential customer or nonresidential customer with a peak demand less than 10 MW rate increase exceeds the limitations during the last six years, ComEd is required to demonstrate how it will reduce FEJA investments to ensure compliance. If the actual residential customer or nonresidential customer with a peak demand less than 10 MW rate increase exceeds the limitations for any one year, ComEd is required to submit a corrective action plan to decrease future year costs to reduce customer rates to ensure future compliance. If the actual residential customer or nonresidential customer rate exceeds the limitations for two consecutive years, ComEd can offer to credit customers for amounts billed in excess of the limitations or ComEd can terminate FEJA investments. If ComEd chooses to terminate FEJA investments, the ICC shall order termination of ZEC contracts and further initiate proceedings to reduce energy efficiency savings goals and terminate support for low-income rooftop and community solar programs. ComEd is allowed to fully recover all costs incurred as of and up to the date of the programs’ termination.

For the energy efficiency formula, ComEd will record a regulatory asset or liability and corresponding increase or decrease to Operating revenues for any differences between the revenue requirement in effect and ComEd’s best estimate of the revenue requirement expected to be approved by the ICC for that year’s

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

reconciliation. For the other rate riders to be established under FEJA, ComEd will record a regulatory asset or liability for any differences between revenues and incurred expenses.

Other than recognizing the impacts of eliminating the ROE collar in its electric distribution formula rate, FEJA did not have any impacts on ComEd’s Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows in first quarter 2017.

Energy Efficiency and Renewable Energy Resources (Exelon and ComEd).    In accordance with legislation in effect on December 31, 2016, the IPA’s Procurement Plans include the procurement of cost-effective renewable energy resources in amounts that equal or exceed a minimum target percentage of the total electricity that each electric utility supplies to its eligible retail customers. The June 1, 2016 target renewable energy resources obligation for the utilities was at least 11.5%. This obligation increases by at least 1.5% each year thereafter to an ultimate target of at least 25% by June 1, 2025. All goals are subject to rate impact criteria set forth by Illinois legislation. As of March 31, 2017, ComEd had purchased renewable energy resources or equivalents, such as RECs, in accordance with the IPA Procurement Plan. ComEd currently retires all RECs upon transfer and acceptance. ComEd is permitted to recover procurement costs of RECs from retail customers without mark-up through rates.

In accordance with FEJA that takes effect on June 1, 2017, beginning with the plan or plans to be implemented in the 2017 delivery year, the IPA shall develop a long term renewable resources procurement plan (LT Plan). The RPS target percentages for the overall service territory have not changed through June 1, 2025 although FEJA extended the 25% RPS target to delivery years after 2025. Currently, each RES and each utility is responsible for the renewable resource obligation of the customers it supplies power for. Over time, this will change and the utility will procure renewable resources based on the retail load of substantially all customers in its service territory. For the delivery year beginning June 1, 2017, the LT Plan shall include cost effective renewable energy resources procured by the utility for the retail load the utility supplies and for 50% of the retail customer load supplied by Retail Electric Suppliers in the utility service territory on February 28, 2017. Utility procurement for RES supplied retail customer load will increase to 75% June 1, 2018 and to 100% beginning June 1, 2019.

Grand Prairie Gateway Transmission Line (Exelon and ComEd).    On December 2, 2013, ComEd filed a request to obtain the ICC’s approval to construct a 60-mile overhead 345kV transmission line that traverses Ogle, DeKalb, Kane and DuPage Counties in Northern Illinois. On October 22, 2014, the ICC issued an Order approving ComEd’s request. The City of Elgin and certain other parties each filed an appeal of the ICC Order in the Illinois Appellate Court for the Second District. ComEd then reached a settlement of the appeal filed by all parties except Elgin. On March 31, 2016, the Illinois Appellate Court issued its opinion affirming the ICC’s grant of a certificate to ComEd to construct and operate the line. Elgin did not seek further review of the Illinois Appellate Court decision. ComEd acquired the necessary land rights across the project route through voluntary transactions. ComEd began construction of the line during 2015 and placed the line in-service on April 7, 2017.

Pennsylvania Regulatory Matters

Pennsylvania Procurement Proceedings (Exelon and PECO).    Through PECO’s PAPUC approved DSP Programs, PECO procures electric supply for its default electric customers through PAPUC approved competitive procurements.

On March 17, 2016, PECO filed its fourth DSP Program with the PAPUC proposing a 24-month term from June 1, 2017 through May 31, 2019, in compliance with electric generation procurement guidelines set forth in Act 129. On December 8, 2016, the PAPUC approved the fourth DSP Program for the modified 48-month term

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

and deferred CAP Shopping to another proceeding. OCA and Low Income Advocates subsequently filed a Petition for Reconsideration and Clarification related to CAP Shopping. On March 16, 2017 the PAPUC granted reconsideration and consolidated the proceeding with the DSP II docket, which includes the pending CAP Shopping plan that would allow low-income CAP customers to purchase their generation supply from EGSs. PAPUC referred the consolidated proceedings to the Office of Administrative Law Judge for hearing and decision.

Pennsylvania Act 11 of 2012 (Exelon and PECO).    In February 2012, Act 11 was signed into law, which provided the PAPUC authority to approve the implementation of a distribution system improvement charge (DSIC) in rates designed to recover capital project costs incurred to repair, improve or replace utilities’ aging electric and natural gas distribution systems in Pennsylvania. Prior to recovering costs pursuant to a DSIC, the PAPUC’s implementation order requires a utility to have a Long Term Infrastructure Improvement Plan (LTIIP) approved by the Commission, which outlines how the utility is planning to increase its investment for repairing, improving or replacing aging infrastructure. The PAPUC approved PECO’s petition for its proposed electric DSIC and LTIIP on October 22, 2015 for spending of $275 million over a 5 year period through 2020. On March 1, 2017, PECO filed a petition with the PAPUC for approval of a Modified Gas LTIIP to increase expenditures to $762 million from the approved $534 million over the 10 year LTIIP period through 2022.

Maryland Regulatory Matters

2017 Maryland Electric Distribution Rates (Exelon, PHI and Pepco).    On March 24, 2017, Pepco filed an application with the MDPSC requesting an increase of $69 million based on a ROE of 10.1%. The application includes a request for an income tax adjustment to reflect full normalization of removal costs associated with pre-1981 property, which accounts for $18 million of the requested increase. Pepco expects a decision in the matter in the fourth quarter of 2017, but cannot predict how much of the requested rate increase the MDPSC will approve or if it will approve the requested income tax adjustment.

2016 Maryland Electric Distribution Rates (Exelon, PHI and DPL).    On February 15, 2017, the MDPSC approved an increase in DPL electric distribution rates of $38 million based on a ROE of 9.6%. The new rates became effective for services rendered on or after February 15, 2017. The MDPSC also denied DPL’s request to continue its Grid Resiliency Program, through which DPL proposed to invest $4.6 million a year for two years to improve priority feeders and install single-phase reclosing fuse technology. The final order did not result in the recognition of any incremental regulatory assets or liabilities during the first quarter of 2017.

Cash Working Capital Order (Exelon and BGE).    On November 17, 2016, the MDPSC rendered a decision in the proceeding to review BGE’s request to recover its cash working capital (CWC) requirement for its Provider of Last Resort service, also known as Standard Offer Service (SOS), as well as other components that make up the Administrative Charge, the mechanism that enables BGE to recover all of its SOS-related costs. The Administrative Charge is now comprised of five components: CWC, uncollectibles, incremental costs, return, and an administrative adjustment, which is an adder to the utility’s SOS rate to act as a proxy for retail suppliers’ costs. The Commission accepted BGE positions on recovery of CWC and pass-through recovery of BGE’s actual uncollectibles and incremental costs. The order also grants BGE a modest return on the SOS. The Commission ruled that the level of the administrative adjustment will be determined in BGE’s next rate case. On December 16, 2016, MDPSC Staff requested clarification concerning the amount of return on the SOS awarded to BGE and on December 19, 2016, the residential consumer advocate sought rehearing of the return awarded. On January 24, 2017, the MDPSC issued an order denying the MDPSC Staff request for clarification and the residential consumer advocate request for rehearing. On February 22, 2017, the residential consumer advocate filed an appeal of the MDPSC’s orders with the Circuit Court for Baltimore City. BGE cannot predict the outcome of this appeal.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Smart Meter and Smart Grid Investments (Exelon and BGE).    In August 2010, the MDPSC approved a comprehensive smart grid initiative for BGE that included the planned installation of 2 million residential and commercial electric and natural gas smart meters at an expected total cost of $480 million of which $200 million was funded by SGIG. The MDPSC’s approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is implemented. As of March 31, 2017 and December 31, 2016, the balance of BGE’s regulatory asset was $225 million and $230 million, respectively, representing incremental program deployment costs. The current quarter balance of $225 million consists of three major components, including $140 million of unamortized incremental deployment costs of the AMI program, $53 million of unamortized costs of the non-AMI meters replaced under the program, and $32 million related to post-test year incremental program deployment costs incurred prior to approval became effective June 2016. The balance as of March 31, 2017 reflects the impact of the cost disallowances and adjustments discussed below. The incremental deployment costs for the AMI program and the non-AMI meter components of the regulatory asset are being recovered through rates and amortized to expense over a 10 year period, while the post-test year incremental program deployment costs have not yet been approved for recovery by the MDPSC. A return on the regulatory asset is currently included in rates, except for the $53 million portion representing the unamortized cost of the retired non-AMI meters and a $32 million portion related to post-test year incremental program deployment costs.

As a combined result of the MDPSC orders in BGE’s 2015 electric and natural gas distribution rate case, BGE recorded a $52 million charge in June 2016 to Operating and maintenance expense in Exelon’s and BGE’s Consolidated Statements of Operations and Comprehensive Income reducing certain regulatory assets and other long-lived assets and reclassified $56 million of non-AMI plant costs from Property, plant and equipment, net to Regulatory assets on Exelon’s and BGE’s Consolidated Balance Sheets. For further information, see Note 3 —Regulatory Matters of the Exelon 2016 Form 10-K.

Delaware Regulatory Matters

Gas Cost Rates (Exelon, PHI and DPL).    DPL makes an annual GCR filing with the DPSC for the purpose of allowing DPL to recover natural gas procurement costs through customer rates. In August 2016, DPL made its 2016-2017 GCR filing. The rates proposed in the 2016-2017 GCR filing resulted in a GCR increase of approximately 14%. On September 20, 2016, the DPSC issued an order allowing DPL to place the new rates into effect on November 1, 2016, subject to refund and pending final DPSC approval. A settlement agreement was reached by all parties. On April 20, 2017, the DPSC issued an order which approved the settlement agreement and made the rates approved as final effective November 1, 2016.

2016 Electric and Natural Gas Distribution Rates (Exelon, PHI and DPL).    On May 17, 2016, DPL filed an application with the DPSC to increase its annual electric and natural gas distribution rates by $63 million (which was updated to $60 million on March 8, 2017) and $22 million, respectively, based on a requested ROE of 10.6%. While the DPSC is not required to issue a decision on the application within a specified period of time, Delaware law allowed DPL to put into effect $2.5 million of each of the rate increases two months after filing the applications which were effective July 16, 2016. On December 17, 2016, the DPSC approved that an additional $30 million in electric distribution rates be implemented effective December 17, 2016, subject to refund based on the final DPSC order, and an additional $10 million in natural gas distribution rates be implemented effective December 17, 2016, subject to refund based on the final DPSC order.

On March 8, 2017, DPL entered into a settlement agreement with the Division of the Public Advocate, Delaware Electric Users Group and the DPSC Staff in its electric distribution rate proceeding, which provides for an increase in DPL electric distribution rates of $31.5 million based on an ROE of 9.7%. The settlement agreement also provides that the rates currently in effect, as approved by the DPSC, effective July 16, 2016 and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

December 17, 2016 (as discussed above), will remain in effect until the date of the final DPSC order and that no refund will be required. As a result, during the first quarter of 2017, DPL established a regulatory asset of $8 million for costs incurred to achieve the merger and reversed a regulatory liability of $1 million for electric revenues that are no longer subject to refund which resulted in an increase in net income of $5 million. DPL currently expects a final order on the settlement agreement during the second quarter of 2017.

On April 6, 2017, DPL entered into a settlement agreement with the Division of the Public Advocate and the DPSC Staff in its natural gas distribution rate proceeding, which provides for an increase in DPL natural gas distribution rates of $4.9 million based on an ROE of 9.7%. The settlement agreement also provides that DPL will refund amounts in excess of the $4.9 million increase collected under the temporary rates effective July 16, 2016 and December 17, 2016 (as discussed above), and that the new rates will be effective within thirty days of DPSC approval of the settlement agreement. In the event that the final order reflects the settlement agreement, DPL does not expect the impact to be material to its financial statements. DPL currently expects a final order on the settlement agreement during the second quarter of 2017.

District of Columbia Regulatory Matters

2016 Electric Distribution Rates (Exelon, PHI and Pepco).    On June 30, 2016, Pepco filed an application with the DCPSC to increase its annual electric distribution rates by $86 million, which was updated to $82 million on October 14, 2016, and further updated to approximately $77 million on February 1, 2017, based on a requested ROE of 10.6%. The DCPSC has issued a procedural schedule indicating a final decision will be issued by July 25, 2017. Any adjustments to its rates approved by the DCPSC are expected to take effect soon thereafter. Pepco cannot predict how much of the requested increase the DCPSC will approve.

On April 18, 2016, a party to a separate DCPSC proceeding filed a motion to suspend Pepco’s bill stabilization adjustment (BSA), which decouples distribution revenues from utility customers from the amount of electricity delivered. On September 9, 2016, the DCPSC denied the party’s motion and determined that the appropriate forum in which to determine whether the BSA continues to be just and reasonable is in Pepco’s rate case proceeding. In addition, the DCPSC stated that it was putting Pepco on notice that all funds collected for the BSA from January 2015 to the issuance of a decision in the rate case proceeding are subject to refund should the DCPSC determine that such funds were not justly or reasonably collected. On November 22, 2016, following Pepco’s October 7, 2016 request for reconsideration of the order, the DCPSC issued an order stating that its September 9, 2016 order was not final and confirming that issues related to the BSA, including potential remedial actions, would be addressed in Pepco’s rate case. Pepco cannot predict the outcome of this matter or the impact of a refund if ordered by the DCPSC.

District of Columbia Power Line Undergrounding Initiative (Exelon, PHI and Pepco).    The Electric Company Infrastructure Improvement Financing Act of 2014 (the Improvement Financing Act) was the enabling legislation for the District of Columbia Power Line Undergrounding (DC PLUG) initiative, a $1 billion project to selectively place underground some of the District of Columbia’s most outage-prone power lines.

The Improvement Financing Act provides that: (i) Pepco is to fund approximately $500 million of the estimated cost to complete the DC PLUG initiative, recovering those costs through a volumetric surcharge on the electric bills of Pepco District of Columbia customers; (ii) $375 million of the DC PLUG initiative cost is to be funded by the District of Columbia through the issuance of securitized bonds, which bonds will be repaid through a volumetric surcharge (the DDOT surcharge) on the electric bills of Pepco District of Columbia customers that Pepco will remit to the District of Columbia; and (iii) the remaining costs up to $125 million are to be funded by the existing capital projects program of the District of Columbia Department of Transportation (DDOT). Pepco will not earn a return on or a return of the cost of the assets funded with the proceeds of the securitized bonds or

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

assets that are constructed by DDOT under its capital projects program, but ownership and responsibility for the operation and maintenance of such assets will be transferred to Pepco for a nominal amount.

In June 2015, an agency of the federal government served by Pepco asserted that the DDOT surcharge constitutes a tax on end users from which the federal government is immune.

In March 2017, the Electric Company Infrastructure Improvement Financing Amendment Act of 2017 was introduced to the Council of the District of Columbia. The proposed amendment changes a portion of the funding structure for the DC PLUG initiative from securitized bonds issued by the District to a pay-as-you-go structure with the cost imposed on the electric company and recovered by the electric company through a rate rider. This amendment would reduce the overall project authorization from $1 billion to $500 million and would provide that: (i) Pepco is to fund approximately $250 million of the estimated cost to complete the DC PLUG initiative, recovering those costs through a volumetric surcharge on the electric bills of Pepco District of Columbia customers; (ii) $188 million of the DC PLUG initiative cost would be funded through a charge collected from Pepco by the District of Columbia and Pepco would recover this charge from customers through a volumetric distribution rider; and; (iii) the remaining costs up to $62 million are to be covered by the existing capital projects program of DDOT. Pepco will not earn a return on or a return of the cost of the assets funded by the charge collected from Pepco by the District of Columbia or assets that are constructed by DDOT under its capital projects program, but ownership and responsibility for the operation and maintenance of such assets will be transferred to Pepco for a nominal amount upon completion.

PHI believes that the proposed amendment addresses the assertion made by an agency of the federal government that the surcharge proposed in the Improvement Financing Act constitutes a tax on end users.

New Jersey Regulatory Matters

2017 Electric Distribution Rates (Exelon, PHI and ACE).    On March 30, 2017, ACE submitted an application with the NJBPU to increase its electric distribution rates by approximately $70 million (before New Jersey sales and use tax), based upon a requested ROE of 10.1%. The application also requests approval of a rate surcharge mechanism called the “System Renewal Recovery Charge,” which would permit more timely recovery of certain costs associated with reliability and system renewal-related capital investments. ACE currently expects a decision in this matter in the first quarter of 2018, but cannot predict if the NJBPU will approve the application as filed.

2016 Electric Distribution Rates (Exelon, PHI and ACE).    On August 24, 2016, the NJBPU issued an order approving a stipulation of settlement among ACE, the New Jersey Division of Rate Counsel, NJBPU Staff and Unimin Corporation, which, among other things, provided that a determination on ACE’s grid resiliency program, PowerAhead, would be separated into a phase II of the rate proceeding and decided at a later date PowerAhead includes capital investments to advance modernization of the electric grid through energy efficiency, increased distributed generation, and resiliency, focused on improving the distribution system’s ability to withstand major storm events. ACE currently expects this matter to conclude in the second quarter of 2017, but cannot predict if the NJBPU will approve the PowerAhead initiative.

Update and Reconciliation of Certain Under-Recovered Balances (Exelon, PHI and ACE).    On February 1, 2017, ACE submitted its 2017 annual petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators and (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and ACE’s uncollectible accounts. The net impact of adjusting the charges as proposed is an

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

overall annual rate decrease of approximately $29 million (revised to approximately $32 million in April 2017, based upon an update for actuals through March 2017), including New Jersey sales and use tax. The matter is pending at the NJBPU. ACE has requested that the NJBPU place the new rates into effect by June 1, 2017. There is no assurance that NJBPU will put final rates in effect by the requested date.

New York Regulatory Matters

New York Clean Energy Standard (Exelon, Generation).    On August 1, 2016, the New York Public Service Commission (NYPSC) issued an order establishing the CES, a component of which is the Tier 3 ZEC program targeted at preserving the environmental attributes of zero-emissions nuclear-powered generating facilities that meet the criteria demonstrating public necessity as determined by the NYPSC. The New York State Energy Research and Development Authority (NYSERDA) will centrally procure the ZECs from eligible plants through a 12-year contract, to be administered in six two-year tranches, extending from April 1, 2017 through March 31, 2029. ZEC payments will be made to the eligible resources based upon the number of MWh produced, subject to specified caps and minimum performance requirements. The price to be paid for the ZECs under each tranche will be administratively determined using a formula based on the social cost of carbon as determined in 2016 by the federal government, subject to pricing adjustments designed to lower the ZEC price based on increase in underlying energy and capacity prices. The ZEC price for the first tranche has been set at $17.48 per MWh of production. Following the first tranche, the price will be updated bi-annually. Each Load Serving Entity (LSE) shall be required to purchase an amount of ZECs equivalent to its load ratio share of the total electric energy in the New York Control Area. Cost recovery from ratepayers shall be incorporated into the commodity charges on customer bills.

The NYPSC initially identified three plants eligible for the ZEC program: the FitzPatrick, Ginna, and Nine Mile Point nuclear facilities. As issued, the order also provided that the duration of the program beyond the first tranche was conditional upon a buyer purchasing the FitzPatrick facility and taking title prior to September 1, 2018. On November 18, 2016, the required contracts with NYSERDA were executed for Ginna and Nine Mile Point, in addition to Entergy’s execution of the required contract for the FitzPatrick facility. On March 31, 2017, Generation closed on the acquisition of FitzPatrick.

Several parties filed with the NYPSC requests for rehearing or reconsideration of the CES. Generation and CENG also filed a request for clarification, or in the alternative limited rehearing, that the condition limiting the duration of the program beyond the first tranche be limited to the eligibility of the FitzPatrick plant only and have no bearing on Ginna or Nine Mile Point’s eligibility for the full 12-year duration. On December 15, 2016, the NYPSC approved Generation’s and CENG’s petition to clarify this condition and denied all petitions for rehearing of the CES. Parties have until mid-April to appeal to New York State court the denials of the requests for rehearing. In addition, a Petition seeking to invalidate the ZEC program was filed in New York State court by certain environmental groups and other parties on November 30, 2016, and amended on January 13, 2017, arguing that the NYPSC violated certain technical provisions of the State Administrative Procedures Act (SAPA) when adopting the ZEC program. On February 15, 2017, Generation and CENG filed a motion to dismiss the state court action. The NYPSC also filed a motion to dismiss the state court action. On March 24, 2017, the plaintiffs filed a memorandum of law opposing the motions to dismiss, and Generation and CENG filed a reply brief on April 28, 2017. The motion is pending.

On October 19, 2016, a coalition of fossil generation companies filed a complaint in federal district court against the NYPSC alleging that the ZEC program violates certain provisions of the U.S. Constitution; specifically that the ZEC program interferes with FERC’s jurisdiction over wholesale rates and that it discriminates against out of state competitors. On December 9, 2016, Generation and CENG filed a motion to intervene in the case and to dismiss the lawsuit. The motion to intervene has been granted and the motion to dismiss is pending.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Other legal challenges remain possible, the outcomes of which remain uncertain. See Note 7 — Early Nuclear Plant Retirements for additional information relative to Ginna and Nine Mile Point. See Note 4 —Mergers, Acquisitions and Dispositions for additional information on Generation’s acquisition of FitzPatrick.

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

On March 22, 2016, Ginna submitted a compliance filing with FERC with revisions to the RSSA requested by FERC. On April 8, 2016, FERC accepted the compliance filing and on April 20, 2016, the NYPSC accepted the revised RSSA with a term expiring on March 31, 2017. In April 2016, Generation began recognizing revenue based on the final approved pricing contained in the RSSA and also recognized a one-time revenue adjustment of approximately $101 million representing the net cumulative previously unrecognized amount of revenue retroactive from the April 1, 2015 effective date through March 31, 2016. A 49.99% portion of the one-time adjustment was removed from Generation’s results of operations as a result of the noncontrolling interests in CENG.

The RSSA required Ginna to continue operating through the RSSA term. On September 30, 2016, Ginna filed the required notice with the NYPSC of its intent to continue operating beyond the March 31, 2017 expiry of the RSSA, conditioned upon successful execution of an agreement between Ginna and NYSERDA for the sale of ZECs under the CES. As stated previously, on November 18, 2016 the required contract with NYSERDA was executed by Generation and CENG for Ginna. Upon the expiry of the RSSA on March 31, 2017, Ginna is required to make refund payments of $20 million to RG&E related to capital expenditures. Ginna has been deferring recognition for a portion of the monthly revenue received under the RSSA related to this obligation, and Ginna expects to pay RGE the $20 million in June 2017. Additionally, the provisions of the RSSA provided for a one-time payment of $12 million to be paid from RGE to Ginna at the end of the contract. This $12 million was recognized in revenue as of March 31, 2017. Subject to prevailing over any administrative or legal challenges, it is expected the CES will allow Ginna to continue to operate through the end of its current operating license in 2029. See Note 7-Early Nuclear Plant Retirements for further information regarding the impacts of a decision to early retire one or more nuclear plants.

Federal Regulatory Matters

Transmission Formula Rate (Exelon, ComEd and BGE).    The following total increases/(decreases) were included in ComEd’s and BGE’s electric transmission formula rate filings:

	2017
Annual Transmission Filings(a)	ComEd	BGE
Initial revenue requirement increase	$44	$31
Annual reconciliation (decrease) increase	(33)	3
Dedicated facilities decrease(b)	—	(8)

Total revenue requirement increase	$11	$26

Allowed return on rate base(c)	8.43%	7.47%
Allowed ROE(d)	11.50%	10.50%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	All rates are effective June 2017, subject to review by the FERC and other parties, which is due by fourth quarter 2017.
(b)	BGE’s transmission revenues include a FERC approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
(c)	Represents the weighted average debt and equity return on transmission rate bases.
(d)

As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.50% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55%. As part of the FERC-approved settlement of the ROE complaint against BGE, the rate of return on common equity is 10.50%, inclusive of a 50 basis point incentive adder for being a member of a regional transmission organization.

For additional information regarding transmission formula rate filings see Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K.

Transmission Formula Rate (Exelon and PECO)    On May 1, 2017, PECO filed a request with FERC seeking approval to update its transmission rates and change the manner in which PECO’s transmission rate is determined from a fixed rate to a formula rate. The formula rate would be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. The formula rate filing includes a requested increase of $22 million to PECO’s annual transmission revenues and a requested rate of return on common equity of 11%, inclusive of a 50 basis point adder for being a member of a regional transmission organization. PECO requested that the new transmission rate be effective as of July 2017. PECO cannot predict how much, if any, of a transmission rate increase FERC may approve or when the rate increase may go into effect.

PJM Transmission Rate Design and Operating Agreements (Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE).    PJM Transmission Rate Design specifies the rates for transmission service charged to customers within PJM. Currently, ComEd, PECO, BGE, Pepco, DPL and ACE incur costs based on the existing rate design, which charges customers based on the cost of the existing transmission facilities within their load zone and the cost of new transmission facilities based on those who benefit from those facilities. In April 2007, FERC issued an order concluding that PJM’s current rate design for existing facilities is just and reasonable and should not be changed. In the same order, FERC held that the costs of new facilities 500 kV and above should be socialized across the entire PJM footprint and that the costs of new facilities less than 500 kV should be allocated to the customers of the new facilities who caused the need for those facilities. A number of parties appealed to the U.S. Court of Appeals for the Seventh Circuit for review of the decision.

In August 2009, the court issued its decision affirming the FERC’s order with regard to the existing facilities, but remanded to FERC the issue of the cost allocation associated with the new facilities 500 kV and above (Cost Allocation Issue) for further consideration by the FERC. On remand, FERC reaffirmed its earlier decision to socialize the costs of new facilities 500 kV and above. A number of parties filed appeals of these orders. In June 2014, the court again remanded the Cost Allocation Issue to FERC. On December 18, 2014, FERC issued an order setting an evidentiary hearing and settlement proceeding regarding the Cost Allocation Issue. On June 15, 2016, a number of parties, including Exelon and the Utility Registrants filed a proposed Settlement with FERC. If the Settlement is approved, 50% of the costs of the 500 kV and above facilities approved by the PJM Board on or before February 1, 2013 will be socialized across PJM and 50% will be allocated according to a formula that calculates the flows on the transmission facilities. Each state that is a party in this proceeding either signed, or did not oppose, the settlement. The Settlement is opposed by a number of merchant transmission owners and New York load-serving entities. The Settlement includes provisions for monthly credits or charges that are expected to be mostly refunded or recovered through customer rates over a 10-year period based on negotiated numbers for charges prior to January 1, 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon expects that the Settlement will not have a material impact on the results of operations, cash flows and financial position of Generation, ComEd, PECO, BGE, Pepco, DPL or ACE. The Settlement is subject to approval by FERC.

Complaints at FERC Seeking to Mitigate Illinois and New York Programs Providing ZECs (Exelon and Generation).    PJM and NYISO capacity markets include a Minimum Offer Price Rule (MOPR) that is intended to preclude buyers from exercising buyer market power. If a resource is subjected to a MOPR, its offer is adjusted to remove the revenues it receives through a federal, state or other government-provided financial support program — resulting in a higher offer that may not clear the capacity market. Currently, the MOPRs in PJM and NYISO apply only to certain new resources. Exelon has generally opposed policies that require subsidies or give preferential treatment to generation providers or technologies that do not provide superior reliability or environmental benefits, or that would threaten the reliability and value of the integrated electricity grid. Thus, Exelon has supported a MOPR as a means of minimizing the detrimental impact certain subsidized resources could have on capacity markets (such as the New Jersey (LCAPP) and Maryland (CfD) programs). However, in Exelon’s view, MOPRs should not be applied to resources that receive compensation for providing superior reliability or environmental benefits.

On January 9, 2017, the Electric Power Supply Association (EPSA) filed two requests with FERC: one seeking to amend a prior complaint against PJM and another seeking expedited action on a pending NYISO compliance filing in an existing proceeding. Both filings allege that the relevant MOPR should be expanded to also apply to existing resources receiving ZEC compensation under the New York CES and Illinois ZES programs. Exelon has filed protests at FERC in response to each filing, arguing generally that ZEC payments provide compensation for an environmental attribute that is distinct from the energy and capacity sold in the FERC-jurisdictional markets, and therefore, are no different than other renewable support programs like the PTC and RPS that have generally not been subject to a MOPR. However, if successful, for Generation’s facilities expected to receive ZEC compensation (Quad Cities, Ginna, Nine Mile Point and FitzPatrick), an expanded MOPR could require exclusion of ZEC compensation when bidding into future capacity auctions such that these facilities would have an increased risk of not clearing in those auctions and thus no longer receiving capacity revenues during the respective ZEC programs. Any such mitigation of these generating resources could have a material effect on Exelon’s and Generation’s future cash flows and results of operations. The timing of FERC’s decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

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

On April 21, 2016, Exelon and Interior executed a Settlement Agreement resolving all fish passage issues between the parties. Accordingly, on April 22, 2016, Exelon withdrew its Request for a Trial-Type Hearing and Alternative Prescription. The financial impact of the Settlement Agreement is estimated to be $3 million to $7 million per year, on average, over the 46-year life of the new license, including both capital and operating costs. The actual timing and amount of these costs are not currently fixed and may vary significantly from year to year throughout the life of the new license. Resolution of the remaining issues relating to Conowingo involving various stakeholders may have a material effect on Exelon’s and Generation’s results of operations and financial

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

position through an increase in capital expenditures and operating costs. As of March 31, 2017, $29 million of direct costs associated with Conowingo licensing efforts have been capitalized. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information on Generation’s operating license renewal efforts.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE as of March 31, 2017 and December 31, 2016. For additional information on the specific regulatory assets and liabilities, refer to Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K.

					Successor
March 31, 2017	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
Pension and other postretirement benefits(a)	$4,152	$—	$—	$—	$—	$—	$—	$—
Deferred income taxes(b)	2,055	76	1,617	101	261	169	40	52
AMI programs	689	165	46	225	253	170	83	—
Under-recovered distribution service costs(c)	211	211	—	—	—	—	—	—
Debt costs	122	41	1	7	80	17	9	6
Fair value of long-term debt	797	—	—	—	658	—	—	—
Fair value of PHI’s unamortized energy contracts	1,021	—	—	—	1,021	—	—	—
Severance	4	—	—	4	—	—	—	—
Asset retirement obligations	116	82	22	12	—	—	—	—
MGP remediation costs	296	271	25	—	—	—	—	—
Under-recovered uncollectible accounts	63	63	—	—	—	—	—	—
Renewable energy	285	282	—	—	3	—	1	2
Energy and transmission programs(d)(e)(f)(g)(h)(i)	71	18	—	19	34	6	5	23
Deferred storm costs	39	—	—	1	38	12	7	19
Electric generation-related regulatory asset	8	—	—	8	—	—	—	—
Energy efficiency and demand response programs	596	—	1	269	326	241	84	1
Merger integration costs(j)(k)	32	—	—	8	24	11	13	—
Under-recovered revenue decoupling(l)	76	—	—	31	45	36	9	—
COPCO acquisition adjustment	7	—	—	—	7	—	7	—
Recoverable Workers compensation and long-term disability cost	33	—	—	—	33	33	—	—
Vacation accrual	42	—	17	—	25	—	15	10
Securitized stranded costs	123	—	—	—	123	—	—	123
CAP arrearage	11	—	11	—	—	—	—	—
Removal costs	486	—	—	—	486	136	90	261
Other	46	6	8	5	27	21	4	4

Total regulatory assets	11,381	1,215	1,748	690	3,444	852	367	501

Less: current portion	1,330	183	40	191	653	173	66	94

Total non-current regulatory assets	$10,051	$1,032	$1,708	$499	$2,791	$679	$301	$407

					Successor
March 31, 2017	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Other postretirement benefits	$48	$—	$—	$—	$—	$—	$—	$—
Nuclear decommissioning	2,776	2,294	482	—	—	—	—	—
Removal costs	1,598	1,328	—	136	134	17	117	—
Deferred rent	39	—	—	—	39	—	—	—
Energy efficiency and demand response programs	185	139	44	—	2	2	—	—
DLC program costs	8	—	8	—	—	—	—	—
Electric distribution tax repairs	66	—	66	—	—	—	—	—
Gas distribution tax repairs	18	—	18	—	—	—	—	—
Energy and transmission programs(d)(e)(f)(g)(h)(i)	133	38	66	2	27	7	12	8
Rate stabilization deferral	3	—	—	3	—	—	—	—
Other	65	4	7	20	34	3	13	17

Total regulatory liabilities	4,939	3,803	691	161	236	29	142	25

Less: current portion	637	311	161	67	82	10	47	25

Total non-current regulatory liabilities	$4,302	$3,492	$530	$94	$154	$19	$95	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

					Successor
December 31, 2016	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
Pension and other postretirement benefits(a)	$4,162	$—	$—	$—	$—	$—	$—	$—
Deferred income taxes(b)	2,016	75	1,583	98	260	171	38	51
AMI programs	701	164	49	230	258	174	84	—
Under-recovered distribution service costs(c)	188	188	—	—	—	—	—	—
Debt costs	124	42	1	7	81	17	9	6
Fair value of long-term debt	812	—	—	—	671	—	—	—
Fair value of PHI’s unamortized energy contracts	1,085	—	—	—	1,085	—	—	—
Severance	5	—	—	5	—	—	—	—
Asset retirement obligations	111	76	23	12	—	—	—	—
MGP remediation costs	305	278	26	1	—	—	—	—
Under-recovered uncollectible accounts	56	56	—	—	—	—	—	—
Renewable energy	260	258	—	—	2	—	—	2
Energy and transmission programs(d)(e)(f)(g)(h)(i)	89	23	—	38	28	6	5	17
Deferred storm costs	36	—	—	1	35	12	5	18
Electric generation-related regulatory asset	10	—	—	10	—	—	—	—
Rate stabilization deferral	7	—	—	7	—	—	—	—
Energy efficiency and demand response programs	621	—	1	285	335	250	85	—
Merger integration costs(j)(k)	25	—	—	10	15	11	4	—
Under-recovered revenue decoupling(l)	27	—	—	3	24	21	3	—
COPCO acquisition adjustment	8	—	—	—	8	—	8	—
Workers compensation and long-term disability costs	34	—	—	—	34	34	—	—
Vacation accrual	31	—	7	—	24	—	14	10
Securitized stranded costs	138	—	—	—	138	—	—	138
CAP arrearage	11	—	11	—	—	—	—	—
Removal costs	477	—	—	—	477	134	88	255
Other	49	7	9	5	29	22	5	4

Total regulatory assets	11,388	1,167	1,710	712	3,504	852	348	501

Less: current portion	1,342	190	29	208	653	162	59	96

Total non-current regulatory assets	$10,046	$977	$1,681	$504	$2,851	$690	$289	$405

					Successor
December 31, 2016	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Other postretirement benefits	$47	$—	$—	$—	$—	$—	$—	$—
Nuclear decommissioning	2,607	2,169	438	—	—	—	—	—
Removal costs	1,601	1,324	—	141	136	18	118	—
Deferred rent	39	—	—	—	39	—	—	—
Energy efficiency and demand response programs	185	141	41	—	3	3	—	—
DLC program costs	8	—	8	—	—	—	—	—
Electric distribution tax repairs	76	—	76	—	—	—	—	—
Gas distribution tax repairs	20	—	20	—	—	—	—	—
Energy and transmission programs(d)(e)(f)(g)(h)(i)	134	60	56	—	18	8	5	5
Other	72	4	5	19	41	2	17	20

Total regulatory liabilities	4,789	3,698	644	160	237	31	140	25

Less: current portion	602	329	127	50	79	11	43	25

Total non-current regulatory liabilities	$4,187	$3,369	$517	$110	$158	$20	$97	$—

(a)

As of March 31, 2017 and December 31, 2016, the pension and other postretirement benefits regulatory asset at Exelon includes regulatory assets of $1,087 million established at the date of the PHI Merger related to unrecognized costs that are probable of regulatory recovery. The regulatory assets are amortized over periods from 3 to 15 years, depending on the underlying component. Pepco, DPL and ACE are currently recovering these costs through base rates. Pepco, DPL and ACE are not earning a return on the recovery of these costs in base rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

As of March 31, 2017, includes transmission-related regulatory assets that require FERC approval separate from the transmission formula rate of $22 million, $39 million, $31 million, $21 million and $20 million for ComEd, BGE, Pepco, DPL and ACE, respectively. As of December 31, 2016, includes transmission-related regulatory assets that require FERC approval separate from the transmission formula rate of $22 million, $38 million, $31 million, $20 million and $19 million for ComEd, BGE, Pepco, DPL and ACE, respectively.

(c)

As of March 31, 2017, ComEd’s regulatory asset of $211 million was comprised of $158 million for the 2015 — 2017 annual reconciliations and $53 million related to significant one-time events including $17 million of deferred storm costs, $10 million of Constellation and PHI merger and integration related costs and $26 million of smart meter related costs. As of December 31, 2016, ComEd’s regulatory asset of $188 million was comprised of $134 million for the 2015 and 2016 annual reconciliations and $54 million related to significant one-time events, including $20 million of deferred storm costs and $11 million of Constellation and PHI merger and integration related costs, and $23 million of smart meter related costs. ComEd’s 2015 annual reconciliation regulatory asset included a reduction of $8 million related to a ComEd-proposed refund to customers for the impact of changing its OSHA recordable rate for 2014 and 2015. See Note 4 — Merger, Acquisitions, and Dispositions of the Exelon 2016 Form 10-K for further information.

(d)

As of March 31, 2017, ComEd’s regulatory asset of $18 million included $10 million associated with transmission costs recoverable through its FERC approved formula rate and $8 million of Constellation merger and integration costs to be recovered upon FERC approval. As of March 31, 2017, ComEd’s regulatory liability of $38 million included $6 million related to over-recovered energy costs and $32 million associated with revenues received for renewable energy requirements. As of December 31, 2016, ComEd’s regulatory asset of $23 million included $15 million associated with transmission costs recoverable through its FERC approved formula rate and $8 million of Constellation merger and integration costs to be recovered upon FERC approval. As of December 31, 2016, ComEd’s regulatory liability of $60 million included $30 million related to over-recovered energy costs and $30 million associated with revenues received for renewable energy requirements.

(e)

As of March 31, 2017, PECO’s regulatory liability of $66 million included $41 million related to over-recovered costs under the DSP program, $13 million related to the over-recovered natural gas costs under the PGC, $10 million related to over-recovered non-bypassable transmission service charges and $2 million related to over-recovered electric transmission costs. As of December 31, 2016, PECO’s regulatory liability of $56 million included $34 million related to over-recovered costs under the DSP program, $10 million related to over-recovered non-bypassable transmission service charges, $8 million related to the over-recovered natural gas costs under the PGC and $4 million related to the over-recovered electric transmission costs.

(f)

As of March 31, 2017, BGE’s regulatory asset of $19 million included $3 million of costs associated with transmission costs recoverable through its FERC approved formula rate, $13 million related to under-recovered electric energy costs, and $3 million of abandonment costs to be recovered upon FERC approval. As of March 31, 2017, BGE’s regulatory liability consisted of $2 million related to over-recovered natural gas costs. As of December 31, 2016, BGE’s regulatory asset of $38 million included $4 million of costs associated with transmission costs recoverable through its FERC approved formula rate, $28 million related to under-recovered electric energy costs, $3 million of abandonment costs to be recovered upon FERC approval, and $3 million of under-recovered natural gas costs.

(g)

As of March 31, 2017, Pepco’s regulatory asset of $6 million included $2 million of transmission costs recoverable through its FERC approved formula rate and $4 million of under-recovered electric energy costs. As of March 31, 2017, Pepco’s regulatory liability of $7 million included $2 million of over-recovered transmission costs and $5 million of over-recovered electric energy costs. As of December 31, 2016, Pepco’s regulatory asset of $6 million related to under-recovered electric energy costs. As of December 31, 2016, Pepco’s regulatory liability of $8 million included $5 million of over-recovered transmission costs and $3 million of over-recovered electric energy costs.

(h)

As of March 31, 2017, DPL’s regulatory asset of $5 million related to under-recovered electric energy costs. As of March 31, 2017, DPL’s regulatory liability of $12 million included $9 million of over-recovered electric energy costs, $1 million of over-recovered transmission costs, and $2 million of over-recovered gas cost. As of December 31, 2016, DPL’s regulatory asset of $5 million included $1 million of transmission costs recoverable through its FERC approved formula rate and $4 million of under-recovered electric energy costs. As of December 31, 2016, DPL’s regulatory liability of $5 million included $2 million of over-recovered electric energy costs and $3 million of over-recovered transmission costs.

(i)

As of March 31, 2017, ACE’s regulatory asset of $23 million included $10 million of transmission costs recoverable through its FERC approved formula rate and $13 million of under-recovered electric energy costs. As of March 31, 2017, ACE’s regulatory liability of $8 million included $2 million of over-recovered transmission costs and $6 million of over-

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

recovered electric energy costs. As of December 31, 2016, ACE’s regulatory asset of $17 million included $6 million of transmission costs recoverable through its FERC approved formula rate and $11 million of under-recovered electric energy costs. As of December 31, 2016, ACE’s regulatory liability of $5 million included $4 million of over-recovered transmission costs and $1 million of over-recovered electric energy costs.

(j)	As of March 31, 2017, BGE’s regulatory asset of $8 million included $6 million of previously incurred PHI acquisition costs as authorized by the June 2016 rate case order.
(k)

As of March 31, 2017 and December 31, 2016, Pepco’s regulatory asset of $11 million represents previously incurred PHI acquisition costs authorized for recovery by the November 2016 Maryland distribution rate case order. As of March 31, 2017, DPL’s regulatory asset of $13 million represents previously incurred PHI acquisition costs, including $5 million authorized for recovery by the February 2017 Maryland distribution rate case order and $8 million expected to be recovered in electric and gas distribution rates in the Delaware service territory. As of December 31, 2016, DPL’s regulatory asset of $4 million represents previously incurred PHI acquisition costs expected to be recovered in distribution rates in the Maryland service territory.

(l)

Represents the electric and natural gas distribution costs recoverable from customers under BGE’s decoupling mechanism. As of March 31, 2017, BGE had a regulatory asset of $25 million related to under-recovered electric revenue decoupling and $6 million related to under-recovered natural gas revenue decoupling. As of December 31, 2016, BGE had a regulatory asset of $2 million related to under-recovered natural gas revenue decoupling and $1 million related to under-recovered electric revenue decoupling.

Capitalized Ratemaking Amounts Not Recognized (Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE)

The following table illustrates our authorized amounts capitalized for ratemaking purposes related to earnings on shareholders’ investment that are not recognized for financial reporting purposes on our Consolidated Balance Sheets. These amounts will be recognized as revenues in our Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to our customers.

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
March 31, 2017	$71	$5	$—	$56	$10	$6	$4	$—

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(b)	DPL(b)	ACE
December 31, 2016	$72	$5	$—	$57	$10	$6	$4	$—

(a)	Reflects ComEd’s unrecognized equity returns earned for ratemaking purposes on its under-recovered distribution services costs regulatory assets.
(b)	BGE’s authorized amounts capitalized for ratemaking purposes related to earnings on shareholders’ investment on its AMI Programs.
(c)

Pepco’s and DPL’s authorized amounts capitalized for ratemaking purposes related to earnings on shareholders’ investment on their respective AMI Programs and Energy Efficiency and Demand Response Programs. The earnings on energy efficiency are on Pepco DC and DPL DE programs only.

Purchase of Receivables Programs (Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE)

ComEd, PECO, BGE, Pepco, DPL and ACE are required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia and New Jersey, to purchase certain receivables from retail electric and natural gas suppliers that participate in the utilities’ consolidated billing. ComEd, BGE, Pepco and DPL purchase receivables at a discount to recover primarily uncollectible accounts expense from the suppliers. PECO is required to purchase receivables at face value and is permitted to recover uncollectible accounts expense, including those from Third Party Suppliers, from customers through distribution rates. ACE purchases receivables at face value. ACE recovers all uncollectible accounts expense, including those from Third Party Suppliers, through the Societal Benefits Charge (SBC) rider, which includes uncollectible accounts expense as a component. The SBC is filed annually with the NJBPU. Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ACE do not record unbilled commodity receivables under the POR programs. Purchased billed receivables are classified in Other accounts receivable, net on Exelon’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s and ACE’s Consolidated Balance Sheets. The following tables provide information about the purchased receivables of those companies as of March 31, 2017 and December 31, 2016.

					Successor
As of March 31, 2017	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Purchased receivables(b)	$305	$85	$72	$59	$89	$58	$10	$21
Allowance for uncollectible accounts(a)	(36)	(14)	(7)	(4)	(11)	(6)	(2)	(3)

Purchased receivables, net	$269	$71	$65	$55	$78	$52	$8	$18

					Successor
As of December 31, 2016	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Purchased receivables(b)	$313	$87	$72	$59	$95	$63	$10	$22
Allowance for uncollectible accounts(a)	(37)	(14)	(6)	(4)	(13)	(7)	(2)	(4)

Purchased receivables, net	$276	$73	$66	$55	$82	$56	$8	$18

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

6.    Impairment of Long-Lived Assets (Exelon and Generation)

Long-Lived Assets (Exelon and Generation)

Generation evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the first quarter of 2016, significant changes in Generation’s intended use of the Upstream oil and gas assets, developments with nonrecourse debt held by its upstream subsidiary CEU Holdings, LLC (as described in Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K) and continued declines in both production volumes and commodity prices suggested that the carrying value may be impaired. Generation concluded that the estimated undiscounted future cash flows and fair value of its Upstream properties were less than their carrying values. As a result, a pre-tax impairment charge of $119 million was recorded in March 2016 within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. On June 16, 2016, Generation initiated the sales process of its Upstream business by executing a forbearance agreement with the lenders of the nonrecourse debt. An additional pre-tax impairment charge of $15 million was recorded in September 2016 within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income due to further declines in fair value. In December 2016, Generation sold substantially all of the Upstream Assets. See Note 4 — Merger, Acquisitions, and Dispositions of the Exelon 2016 Form 10-K for further information.

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

7.    Early Nuclear Plant Retirements (Exelon and Generation)

Exelon and Generation continue to evaluate the current and expected economic value of each of Generation’s nuclear plants. Factors that will continue to affect the economic value of Generation’s nuclear plants include, but are not limited to: market power prices, results of capacity auctions, potential legislative and regulatory solutions to ensure nuclear plants are fairly compensated for their carbon-free emissions, and the impact of potential rules from the EPA requiring reduction of carbon and other emissions and the efforts of states to implement those final rules. In 2015 and 2016, Generation identified the Clinton, Quad Cities, Ginna, Nine Mile Point, and Three Mile Island (TMI) nuclear plants as having the greatest risk of early retirement based on economic valuation and other factors. PSEG has also recently made public similar financial challenges facing its New Jersey nuclear plants including Salem, of which Generation owns a 42.59% ownership interest. As previously disclosed, Exelon and Generation have committed to cease operation of the Oyster Creek nuclear plant by the end of 2019.

Based on insufficient capacity auction results and the lack of progress on Illinois energy legislation, on June 2, 2016, Generation announced a decision to shut down the Clinton and Quad Cities nuclear plants on June 1, 2017 and June 1, 2018, respectively. With the passage of the Illinois ZES on December 7, 2016, and subject to prevailing over any related administrative or legal challenges, Generation reversed this decision and revised the expected economic useful lives for both facilities; 2027 for Clinton and 2032 for Quad Cities. Refer to Note 5—Regulatory Matters for additional discussion on the Illinois ZES.

Exelon’s and Generation’s 2016 results included a net incremental $714 million of total pre-tax expense associated with the initial early retirement decision for Clinton and Quad Cities, as summarized in the table below.

Income statement expense (pre-tax)	Q2 2016	Q3 2016	Q4 2016	YTD 2016
Depreciation and amortization
Accelerated depreciation(a)	$115	$344	$253	$712
Accelerated Nuclear Fuel amortization	9	28	23	60
Operating and maintenance
One time charges(b)	141	5	(120)	26
ARO accretion, net of contractual offset(c)	—	2	—	2
Contractual offset for ARC depreciation(c)	(14)	(41)	(31)	(86)

Total	$251	$338	$125	$714

(a)	Reflected incremental accelerated depreciation of plant assets, including any ARC, for the period June 2, 2016, through December 6, 2016.
(b)	Primarily included materials and supplies inventory reserve adjustments, employee related costs and construction work-in-progress (CWIP) impairments.
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

In New York, the Ginna, Nine Mile Point, and Generation’s recently acquired FitzPatrick nuclear plant also faced significant economic challenges and risk of retirement before the end of each unit’s respective operating license period (2029 for Ginna and Nine Mile Point Unit 1, 2046 for Nine Mile Point Unit 2, and 2034 for FitzPatrick). On August 1, 2016, the NYPSC issued an order adopting the CES that, subject to prevailing over any administrative or legal challenges, would allow Ginna, Nine Mile Point, and FitzPatrick to continue to operate at least through the life of the program (March 31, 2029). The assumed useful life for depreciation purposes for each facility is through the end of their current operating licenses. Ginna most recently operated under an RSSA which expired March 31, 2017 and has filed the required notice with the NYPSC of its intent to continue operating beyond the expiry of the RSSA. Refer to Note 4 — Mergers, Acquisitions and Dispositions for additional information on Generation’s acquisition of FitzPatrick and Note 5 — Regulatory Matters for additional discussion on the Ginna RSSA and the New York CES.

Assuming the successful implementation of the Illinois ZES and the New York CES and the continued effectiveness of these programs, Generation and CENG, through its ownership of Ginna and Nine Mile Point, no longer consider Clinton, Quad Cities, Ginna or Nine Mile Point to be at heightened risk for early retirement. However, to the extent either the Illinois ZES or the New York CES programs do not operate as expected over their full terms, each of these plants (and now including the newly acquired FitzPatrick) could again be at heightened risk for early retirement, which could have a material impact on Exelon’s and Generation’s future results of operations, cash flows and financial position.

The TMI nuclear plant did not clear in the May 2016 PJM capacity auction for the 2019-2020 planning year and will not receive capacity revenue for that period, the second consecutive year that TMI failed to clear the PJM base residual capacity auction. The plant is currently committed to operate through May 2019. TMI will be offered into the May 2017 PJM capacity auction for the 2020-2021 planning year, however the plant faces continued economic challenges and Exelon and Generation are exploring all options to return it to profitability, including the potential for a legislative solution in Pennsylvania similar to that passed in Illinois.

The following table provides the balance sheet amounts as of March 31, 2017 for significant assets and liabilities associated with TMI, the plant currently considered by management to be at the greatest risk of early retirement due to current economic valuations and other factors.

(in millions)	TMI
Asset Balances
Materials and supplies inventory	$40
Nuclear fuel inventory, net	72
Completed plant, net	1,000
Construction work in progress	40
Liability Balances
Asset retirement obligation	(572)
NRC License Renewal Term	2034

The precise timing of an early retirement date for any nuclear plant, and the resulting financial statement impacts, may be affected by a number of factors, including the status of potential regulatory or legislative solutions, results of any transmission system reliability study assessments, the nature of any co-owner

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

requirements and stipulations, and decommissioning trust fund requirements, among other factors. However, the earliest retirement date for any plant would usually be the first year in which the unit does not have capacity or other obligations, where applicable, and just prior to its next scheduled nuclear refueling outage.

8.      Fair Value of Financial Assets and Liabilities (All Registrants)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2017 and December 31, 2016:

Exelon

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$2,048	$—	$2,048	$—	$2,048
Long-term debt (including amounts due within one year)(a)	34,689	1,135	32,562	1,962	35,659
Long-term debt to financing trusts(b)	641	—	—	677	677
SNF obligation	1,136	—	813	—	813

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$1,267	$—	$1,267	$—	$1,267
Long-term debt (including amounts due within one year)(a)	34,005	1,113	31,741	1,959	34,813
Long-term debt to financing trusts(b)	641	—	—	667	667
SNF obligation	1,024	—	732	—	732

Generation

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$717	$—	$717	$—	$717
Long-term debt (including amounts due within one year)(a)	9,979	—	8,200	1,671	9,871
SNF obligation	1,136	—	813	—	813

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$699	$—	$699	$—	$699
Long-term debt (including amounts due within one year)(a)	9,241	—	7,482	1,670	9,152
SNF obligation	1,024	—	732	—	732

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$365	$—	$365	$—	$365
Long-term debt (including amounts due within one year)(a)	7,035	—	7,615	—	7,615
Long-term debt to financing trusts(b)	205	—	—	218	218

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$7,033	$—	$7,585	$—	$7,585
Long-term debt to financing trusts(b)	205	—	—	215	215

PECO

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$2,580	$—	$2,806	$—	$2,806
Long-term debt to financing trusts	184	—	—	193	193

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$2,580	$—	$2,794	$—	$2,794
Long-term debt to financing trusts	184	—	—	192	192

BGE

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$95	$—	$95	$—	$95
Long-term debt (including amounts due within one year)(a)	2,323	—	2,501	—	2,501
Long-term debt to financing trusts(b)	252	—	—	266	266

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$45	$—	$45	$—	$45
Long-term debt (including amounts due within one year)(a)	2,322	—	2,467	—	2,467
Long-term debt to financing trusts(b)	252	—	—	260	260

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PHI (Successor)

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$167	$—	$167	$—	$167
Long-term debt (including amounts due within one year)(a)	5,860	—	5,510	291	5,801

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$522	$—	$522	$—	$522
Long-term debt (including amounts due within one year)(a)	5,898	—	5,520	289	5,809

Pepco

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$167	$—	$167	$—	$167
Long-term debt (including amounts due within one year)(a)	2,350	—	2,804	9	2,813

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$23	$—	$23	$—	$23
Long-term debt (including amounts due within one year)(a)	2,349	—	2,788	8	2,796

DPL

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$1,326	$—	$1,374	$—	$1,374

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$1,340	$—	$1,383	$—	$1,383

ACE

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$1,145	$—	$989	$282	$1,271

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$1,155	$—	$1,007	$280	$1,287

(a)

Includes unamortized debt issuance costs which are not fair valued of $199 million, $67 million, $45 million, $15 million, $14 million, $2 million, $29 million, $11 million, and $5 million for Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, as of March 31, 2017. Includes unamortized debt issuance costs of $200 million, $64 million, $46 million, $15 million, $15 million, $2 million, $30 million, $11 million, and $6 million for Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, as of December 31, 2016.

(b)	Includes unamortized debt issuance costs which are not fair valued of $7 million, $1 million, and $6 million for Exelon, ComEd and BGE, respectively, as of March 31, 2017 and December 31, 2016.

Short-Term Liabilities.    The short-term liabilities included in the tables above are comprised of dividends payable (included in other current liabilities) (Level 1) and short-term borrowings (Level 2). The Registrants’ carrying amounts of the short-term liabilities are representative of fair value because of the short-term nature of these instruments.

Long-Term Debt.    The fair value amounts of Exelon’s taxable debt securities (Level 2) and private placement taxable debt securities (Level 3) are determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. In order to incorporate the credit risk of the Registrants into the discount rates, Exelon obtains pricing (i.e., U.S. Treasury rate plus credit spread) based on trades of existing Exelon debt securities as well as debt securities of other issuers in the utility sector with similar credit ratings in both the primary and secondary market, across the Registrants’ debt maturity spectrum. The credit spreads of various tenors obtained from this information are added to the appropriate benchmark U.S. Treasury rates in order to determine the current market yields for the various tenors. The yields are then converted into discount rates of various tenors that are used for discounting the respective cash flows of the same tenor for each bond or note. Due to low trading volume of private placement debt, qualitative factors such as market conditions, low volume of investors and investor demand, this debt is classified as Level 3. The fair value of Exelon’s equity units (Level 1) are valued based on publicly traded securities issued by Exelon.

The fair value of Generation’s and Pepco’s non-government-backed fixed rate nonrecourse debt (Level 3) is based on market and quoted prices for its own and other nonrecourse debt with similar risk profiles. Given the low trading volume in the nonrecourse debt market, the price quotes used to determine fair value will reflect certain qualitative factors, such as market conditions, investor demand, new developments that might significantly impact the project cash flows or off-taker credit, and other circumstances related to the project (e.g., political and regulatory environment). The fair value of Generation’s government-backed fixed rate project financing debt (Level 3) is largely based on a discounted cash flow methodology that is similar to the taxable debt securities methodology described above. Due to the lack of market trading data on similar debt, the discount rates are derived based on the original loan interest rate spread to the applicable Treasury rate as well as a current market curve derived from government-backed securities. Variable rate financing debt resets on a monthly or quarterly basis and the carrying value approximates fair value (Level 2). When trading data is available on variable rate financing debt, the fair value is based on market and quoted prices for its own and other nonrecourse debt with similar risk profiles (Level 2). Generation, Pepco, DPL and ACE also have tax-exempt debt (Level 2). Due to low trading volume in this market, qualitative factors, such as market conditions, investor demand, and circumstances related to the issuer (e.g., conduit issuer political and regulatory environment), may be incorporated into the credit spreads that are used to obtain the fair value as described above. Variable rate tax-exempt debt (Level 2) resets on a regular basis and the carrying value approximates fair value.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

SNF Obligation.    The carrying amount of Generation’s SNF obligation (Level 2) is derived from a contract with the DOE to provide for disposal of SNF from Generation’s nuclear generating stations. When determining the fair value of the obligation, the future carrying amount of the SNF obligation is calculated by compounding the current book value of the SNF obligation at the 13-week Treasury rate. The compounded obligation amount is discounted back to present value using Generation’s discount rate, which is calculated using the same methodology as described above for the taxable debt securities, and an estimated maturity date of 2030. This amount also includes $110 million for the fair value of the one-time fee obligation associated with FitzPatrick as of March 31, 2017. The fair value was determined using a similar methodology, however the New York Power Authority’s (NYPA) discount rate is used in place of Generation’s given the contractual right to reimbursement from NYPA for the obligation; see Note 4 — Mergers, Acquisitions and Dispositions for additional information on Generation’s acquisition of FitzPatrick.

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

Transfers in and out of levels are recognized as of the end of the reporting period when the transfer occurred. Given derivatives categorized within Level 1 are valued using exchange-based quoted prices within observable periods, transfers between Level 2 and Level 1 were not material. Additionally, there were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2017 for cash equivalents, nuclear decommissioning trust fund investments, pledged assets for Zion Station decommissioning, Rabbi trust investments, and deferred compensation obligations. For derivative contracts, transfers into Level 2 from Level 3 generally occur when the contract tenor becomes more observable and due to changes in market liquidity or assumptions for certain commodity contracts.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s and Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	Generation					Exelon
As of March 31, 2017	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$135	$—	$—	$—	$135	$342	$—	$—	$—	$342
NDT fund investments
Cash equivalents(b)	160	21	—	—	181	160	21	—	—	181
Equities	4,113	505	1	2,089	6,708	4,113	505	1	2,089	6,708
Fixed income
Corporate debt	—	1,749	255	—	2,004	—	1,749	255	—	2,004
U.S. Treasury and agencies	1,516	35	—	—	1,551	1,516	35	—	—	1,551
Foreign governments	—	57	—	—	57	—	57	—	—	57
State and municipal debt	—	241	—	—	241	—	241	—	—	241
Other(c)	—	52	—	484	536	—	52	—	484	536

Fixed income subtotal	1,516	2,134	255	484	4,389	1,516	2,134	255	484	4,389

Middle market lending	—	—	427	64	491	—	—	427	64	491
Private equity	—	—	—	158	158	—	—	—	158	158
Real estate	—	—	—	427	427	—	—	—	427	427

NDT fund investments subtotal(d)	5,789	2,660	683	3,222	12,354	5,789	2,660	683	3,222	12,354

Pledged assets for Zion Station decommissioning
Cash equivalents	21	—	—	—	21	21	—	—	—	21
Equities	—	1	—	—	1	—	1	—	—	1
Fixed income — U.S. Treasury and agencies	8	1	—	—	9	8	1	—	—	9
Middle market lending	—	—	20	44	64	—	—	20	44	64

Pledged assets for Zion Station decommissioning subtotal(e)	29	2	20	44	95	29	2	20	44	95

Rabbi trust investments
Cash equivalents	7	—	—	—	7	80	—	—	—	80
Mutual funds	20	—	—	—	20	53	—	—	—	53
Fixed income	—	—	—	—	—	—	15	—	—	15
Life insurance contracts	—	20	—	—	20	—	66	20	—	86

Rabbi trust investments subtotal	27	20	—	—	47	133	81	20	—	234

Commodity derivative assets
Economic hedges	749	2,993	1,631	—	5,373	751	2,993	1,631	—	5,375
Proprietary trading	5	50	25	—	80	5	50	25	—	80
Effect of netting and allocation of collateral(f)(g)	(639)	(2,575)	(873)	—	(4,087)	(641)	(2,575)	(873)	—	(4,089)

Commodity derivative assets subtotal	115	468	783	—	1,366	115	468	783	—	1,366

Interest rate and foreign currency derivative assets
Derivatives designated as hedging instruments	—	—	—	—	—	—	12	—	—	12
Economic hedges	—	22	—	—	22	—	22	—	—	22
Proprietary trading	3	1	—	—	4	3	1	—	—	4
Effect of netting and allocation of collateral	(4)	(14)	—	—	(18)	(4)	(14)	—	—	(18)

Interest rate and foreign currency derivative assets subtotal	(1)	9	—	—	8	(1)	21	—	—	20

Other investments	—	—	40	—	40	—	—	40	—	40

Total assets	6,094	3,159	1,526	3,266	14,045	6,407	3,232	1,546	3,266	14,451

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation					Exelon
As of March 31, 2017	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(787)	(2,855)	(1,167)	—	(4,809)	(787)	(2,855)	(1,449)	—	(5,091)
Proprietary trading	(6)	(49)	(22)	—	(77)	(6)	(49)	(22)	—	(77)
Effect of netting and allocation of collateral(f)(g)	714	2,846	971	—	4,531	714	2,846	971	—	4,531

Commodity derivative liabilities subtotal	(79)	(58)	(218)	—	(355)	(79)	(58)	(500)	—	(637)

Interest rate and foreign currency derivative liabilities
Derivatives designated as hedging instruments	—	(1)	—	—	(1)	—	(1)	—	—	(1)
Economic hedges	—	(25)	—	—	(25)	—	(25)	—	—	(25)
Proprietary trading	(3)	—	—	—	(3)	(3)	—	—	—	(3)
Effect of netting and allocation of collateral	4	14	—	—	18	4	14	—	—	18

Interest rate and foreign currency derivative liabilities subtotal	1	(12)	—	—	(11)	1	(12)	—	—	(11)

Deferred compensation obligation	—	(35)	—	—	(35)	—	(135)	—	—	(135)

Total liabilities	(78)	(105)	(218)	—	(401)	(78)	(205)	(500)	—	(783)

Total net assets	$6,016	$3,054	$1,308	$3,266	$13,644	$6,329	$3,027	$1,046	$3,266	$13,668

	Generation					Exelon
As of December 31, 2016	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$39	$—	$—	$—	$39	$373	$—	$—	$—	$373
NDT fund investments
Cash equivalents(b)	110	19	—	—	129	110	19	—	—	129
Equities	3,551	452	—	2,011	6,014	3,551	452	—	2,011	6,014
Fixed income
Corporate debt	—	1,554	250	—	1,804	—	1,554	250	—	1,804
U.S. Treasury and agencies	1,291	29	—	—	1,320	1,291	29	—	—	1,320
Foreign governments	—	37	—	—	37	—	37	—	—	37
State and municipal debt	—	264	—	—	264	—	264	—	—	264
Other(c)	—	59	—	493	552	—	59	—	493	552

Fixed income subtotal	1,291	1,943	250	493	3,977	1,291	1,943	250	493	3,977

Middle market lending	—	—	427	71	498	—	—	427	71	498
Private equity	—	—	—	148	148	—	—	—	148	148
Real estate	—	—	—	326	326	—	—	—	326	326

NDT fund investments subtotal(d)	4,952	2,414	677	3,049	11,092	4,952	2,414	677	3,049	11,092

Pledged assets for Zion Station decommissioning
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Equities	—	2	—	—	2	—	2	—	—	2
Fixed Income — U.S. Treasury and agencies	16	1	—	—	17	16	1	—	—	17
Middle market lending	—	—	19	64	83	—	—	19	64	83

Pledged assets for Zion Station decommissioning subtotal(e)	27	3	19	64	113	27	3	19	64	113

Rabbi trust investments
Cash equivalents	2	—	—	—	2	74	—	—	—	74
Mutual funds	19	—	—	—	19	50	—	—	—	50
Fixed income	—	—	—	—	—	—	16	—	—	16
Life insurance contracts	—	18	—	—	18	—	64	20	—	84

Rabbi trust investments subtotal	21	18	—	—	39	124	80	20	—	224

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation					Exelon
As of December 31, 2016	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Commodity derivative assets
Economic hedges	1,356	2,505	1,229	—	5,090	1,358	2,505	1,229	—	5,092
Proprietary trading	3	50	23	—	76	3	50	23	—	76
Effect of netting and allocation of collateral(f)(g)	(1,162)	(2,142)	(481)	—	(3,785)	(1,164)	(2,142)	(481)	—	(3,787)

Commodity derivative assets subtotal	197	413	771	—	1,381	197	413	771	—	1,381

Interest rate and foreign currency derivative assets
Derivatives designated as hedging instruments	—	—	—	—	—	—	16	—	—	16
Economic hedges	—	28	—	—	28	—	28	—	—	28
Proprietary trading	3	2	—	—	5	3	2	—	—	5
Effect of netting and allocation of collateral	(2)	(19)	—	—	(21)	(2)	(19)	—	—	(21)

Interest rate and foreign currency derivative assets subtotal	1	11	—	—	12	1	27	—	—	28

Other investments	—	—	42	—	42	—	—	42	—	42

Total assets	5,237	2,859	1,509	3,113	12,718	5,674	2,937	1,529	3,113	13,253

Liabilities
Commodity derivative liabilities
Economic hedges	(1,267)	(2,378)	(794)	—	(4,439)	(1,267)	(2,378)	(1,052)	—	(4,697)
Proprietary trading	(3)	(50)	(26)	—	(79)	(3)	(50)	(26)	—	(79)
Effect of netting and allocation of collateral(f)(g)	1,233	2,339	542	—	4,114	1,233	2,339	542	—	4,114

Commodity derivative liabilities subtotal	(37)	(89)	(278)	—	(404)	(37)	(89)	(536)	—	(662)

Interest rate and foreign currency derivative liabilities
Derivatives designated as hedging instruments	—	(10)	—	—	(10)	—	(10)	—	—	(10)
Economic hedges	—	(21)	—	—	(21)	—	(21)	—	—	(21)
Proprietary trading	(4)	—	—	—	(4)	(4)	—	—	—	(4)
Effect of netting and allocation of collateral	4	19	—	—	23	4	19	—	—	23

Interest rate and foreign currency derivative liabilities subtotal	—	(12)	—	—	(12)	—	(12)	—	—	(12)

Deferred compensation obligation	—	(34)	—	—	(34)	—	(136)	—	—	(136)

Total liabilities	(37)	(135)	(278)	—	(450)	(37)	(237)	(536)	—	(810)

Total net assets	$5,200	$2,724	$1,231	$3,113	$12,268	$5,637	$2,700	$993	$3,113	$12,443

(a)

Generation excludes cash of $267 million and $252 million at March 31, 2017 and December 31, 2016 and restricted cash of $138 million and $157 million at March 31, 2017 and December 31, 2016. Exelon excludes cash of $381 million and $360 million at March 31, 2017 and December 31, 2016 and restricted cash of $165 million and $180 million at March 31, 2017 and December 31, 2016 and includes long term restricted cash of $25 million at March 31, 2017 and December 31, 2016, which is reported in other deferred debits on the balance sheet.

(b)

Includes less than $1 million and $29 million of cash received from outstanding repurchase agreements at March 31, 2017 and December 31, 2016, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (d) below.

(c)

Includes derivative instruments of $(1) million and $(2) million, which have a total notional amount of $886 million and $933 million at March 31, 2017 and December 31, 2016, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of the company’s exposure to credit or market loss.

(d)

Excludes net assets (liabilities) of $8 million and $(31) million at March 31, 2017 and December 31, 2016, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)

Excludes net assets of less than $1 million at March 31, 2017 and December 31, 2016. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(f)

Collateral posted/(received) from counterparties totaled $75 million, $271 million and $98 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2017. Collateral posted/(received) from counterparties, net of collateral paid to counterparties, totaled $71 million, $197 million and $61 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2016.

(g)

Of the collateral posted/(received), $14 million represents variation margin on the exchanges as of March 31, 2017. Of the collateral posted/(received), $(158) million represents variation margin on the exchanges as of December 31, 2016.

ComEd, PECO and BGE

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	ComEd				PECO				BGE
As of March 31, 2017	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$—	$—	$—	$—	$5	$—	$—	$5	$45	$—	$—	$45
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	5	—	—	5
Life insurance contracts	—	—	—	—	—	10	—	10	—	—	—	—

Rabbi trust investments subtotal	—	—	—	—	7	10	—	17	5	—	—	5

Total assets	—	—	—	—	12	10	—	22	50	—	—	50

Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(11)	—	(11)	—	(4)	—	(4)
Mark-to-market derivative liabilities(b)	—	—	(282)	(282)	—	—	—	—	—	—	—	—

Total liabilities	—	(8)	(282)	(290)	—	(11)	—	(11)	—	(4)	—	(4)

Total net assets (liabilities)	$—	$(8)	$(282)	$(290)	$12	$(1)	$—	$11	$50	$(4)	$—	$46

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	ComEd				PECO				BGE
As of December 31, 2016	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$20	$—	$—	$20	$45	$—	$—	$45	$36	$—	$—	$36
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	4	—	—	4
Life insurance contracts	—	—	—	—	—	10	—	10	—	—	—	—

Rabbi trust investments subtotal	—	—	—	—	7	10	—	17	4	—	—	4

Total assets	20	—	—	20	52	10	—	62	40	—	—	40

Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(11)	—	(11)	—	(4)	—	(4)
Mark-to-market derivative liabilities(b)	—	—	(258)	(258)	—	—	—	—	—	—	—	—

Total liabilities	—	(8)	(258)	(266)	—	(11)	—	(11)	—	(4)	—	(4)

Total net assets (liabilities)	$20	$(8)	$(258)	$(246)	$52	$(1)	$—	$51	$40	$(4)	$—	$36

(a)

ComEd excludes cash of $31 million and $36 million at March 31, 2017 and December 31, 2016 and restricted cash of $3 million and $2 million at March 31, 2017 and December 31, 2016. PECO excludes cash of $27 million and $22 million at March 31, 2017 and December 31, 2016. BGE excludes cash of $11 million and $13 million at March 31, 2017 and December 31, 2016 and includes long term restricted cash of $2 million at March 31, 2017 and December 31, 2016, which is reported in other deferred debits on the balance sheet.

(b)

The Level 3 balance consists of the current and noncurrent liability of $19 million and $263 million, respectively, at March 31, 2017, and $19 million and $239 million, respectively, at December 31, 2016, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PHI, Pepco, DPL and ACE

The following tables present assets and liabilities measured and recorded at fair value on PHI’s, Pepco’s, DPL’s and ACE’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	Successor				Successor
	As of March 31, 2017				As of December 31, 2016
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$154	$—	$—	$154	$217	$—	$—	$217
Mark-to-market derivative assets(b)	—	—	—	—	2	—	—	2
Effect of netting and allocation of collateral	—	—	—	—	(2)	—	—	(2)

Mark-to-market derivative assets subtotal	—	—	—	—	—	—	—	—

Rabbi trust investments
Cash equivalents	74	—	—	74	73	—	—	73
Fixed income	—	15	—	15	—	16	—	16
Life insurance contracts	—	23	20	43	—	22	20	42

Rabbi trust investments subtotal	74	38	20	132	73	38	20	131

Total assets	228	38	20	286	290	38	20	348

Liabilities
Deferred compensation obligation	—	(25)	—	(25)	—	(28)	—	(28)

Total liabilities	—	(25)	—	(25)	—	(28)	—	(28)

Total net assets	$228	$13	$20	$261	$290	$10	$20	$320

	Pepco				DPL				ACE
As of March 31, 2017	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$33	$—	$—	$33	$39	$—	$—	$39	$80	$—	$—	$80
Rabbi trust investments
Cash equivalents	43	—	—	43	1	—	—	1	—	—	—	—
Fixed income	—	15	—	15	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	20	43	—	—	—	—	—	—	—	—

Rabbi trust investments subtotal	43	38	20	101	1	—	—	1	—	—	—	—

Total assets	76	38	20	134	40	—	—	40	80	—	—	80

Liabilities
Deferred compensation obligation	—	(4)	—	(4)	—	(1)	—	(1)	—	—	—	—

Total liabilities	—	(4)	—	(4)	—	(1)	—	(1)	—	—	—	—

Total net assets (liabilities)	$76	$34	$20	$130	$40	$(1)	$—	$39	$80	$—	$—	$80

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Pepco				DPL				ACE
As of December 31, 2016	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$33	$—	$—	$33	$42	$—	$—	$42	$130	$—	$—	$130
Mark-to-market derivative assets(b)	—	—	—	—	2	—	—	2	—	—	—	—
Effect of netting and allocation of collateral	—	—	—	—	(2)	—	—	(2)	—	—	—	—

Mark-to-market derivative assets subtotal	—	—	—	—	—	—	—	—	—	—	—	—

Rabbi trust investments
Cash equivalents	43	—	—	43	—	—	—	—	—	—	—	—
Fixed income	—	16	—	16	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	19	41	—	—	—	—	—	—	—	—

Rabbi trust investments subtotal	43	38	19	100	—	—	—	—	—	—	—	—

Total assets	76	38	19	133	42	—	—	42	130	—	—	130

Liabilities
Deferred compensation obligation	—	(5)	—	(5)	—	(1)	—	(1)	—	—	—	—

Total liabilities	—	(5)	—	(5)	—	(1)	—	(1)	—	—	—	—

Total net assets (liabilities)	$76	$33	$19	$128	$42	$(1)	$—	$41	$130	$—	$—	$130

(a)

PHI excludes cash of $19 million and $19 million at March 31, 2017 and December 31, 2016 and includes long term restricted cash of $23 million and $23 million at March 31, 2017 and December 31, 2016 which is reported in other deferred debits on the balance sheet. Pepco excludes cash of $8 million and $9 million at March 31, 2017 and December 31, 2016. DPL excludes cash of $5 million and $4 million at March 31, 2017 and December 31, 2016. ACE excludes cash of $4 million and $3 million at March 31, 2017 and December 31, 2016 and includes long term restricted cash of $23 million and $23 million at March 31, 2017 and December 31, 2016 which is reported in other deferred debits on the balance sheet.

(b)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2017 and 2016:

								Successor
	Generation						ComEd	PHI		Exelon
Three Months Ended March 31, 2017	NDT Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(a)	Life Insurance Contracts	Eliminated in Consolidation	Total
Balance as of December 31, 2016	$677	$19	$493		$42	$1,231	$(258)	$20	$—	$993
Total realized / unrealized gains (losses)
Included in net income	3	—	(43	)(b)	1	(39)	—	1	—	(38)
Included in noncurrent payables to affiliates	9	—	—		—	9	—	—	(9)	—
Included in regulatory assets/liabilities	—	—	—		—	—	(24)	—	9	(15)
Change in collateral	—	—	38		—	38	—	—	—	38
Purchases, sales, issuances and settlements
Purchases	17	1	69		2	89	—	—	—	89
Sales	—	—	(2)		—	(2)	—	—	—	(2)
Issuances	—	—	—		—	—	—	(1)	—	(1)
Settlements	(23)	—	—		—	(23)	—	—	—	(23)
Transfers into Level 3	—	—	(1)		—	(1)	—	—	—	(1)
Transfers out of Level 3	—	—	11		(5)	6	—	—	—	6

Balance as of March 31, 2017	$683	$20	$565		$40	$1,308	$(282)	$20	$—	$1,046

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2017	$2	$—	$59		$—	$61	$—	$1	$—	$62

(a)

Includes $30 million of decreases in fair value and an increase for realized losses due to settlements of $6 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2017.

(b)	Includes a reduction for the reclassification of $102 million of realized gains due to the settlement of derivative contracts for the three months ended March 31, 2017.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

								Successor
	Generation						ComEd	PHI(c)		Exelon
Three Months Ended March 31, 2016	NDT Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(a)	Life Insurance Contracts	Eliminated in Consolidation	Total
Balance as of December 31, 2015	$670	$22	$1,051		$33	$1,776	$(247)	$—	$—	$1,529
Included due to merger	—	—	—		—	—	—	20	—	20
Total realized / unrealized gains (losses)
Included in net income	2	—	(6	)(b)	—	(4)	—	—	—	(4)
Included in noncurrent payables to affiliates	4	—	—		—	4	—	—	(4)	—
Included in payable for Zion Station decommissioning	—	2	—		—	2	—	—	—	2
Included in regulatory assets	—	—	—		—	—	(18)	—	4	(14)
Change in collateral	—	—	(50)		—	(50)	—	—	—	(50)
Purchases, sales, issuances and settlements
Purchases	34	1	59		3	97	—	—	—	97
Sales	—	—	(2)		—	(2)	—	—	—	(2)
Settlements	(26)	—	—		—	(26)	—	—	—	(26)
Transfers into Level 3	—	—	2		—	2	—	—	—	2
Transfers out of Level 3	—	—	(7)		—	(7)	—	—	—	(7)

Balance as of March 31, 2016	$684	$25	$1,047		$36	$1,792	$(265)	$20	$—	$1,547

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2016	$1	$—	$219		$—	$220	$—	$—	$—	$220

(a)

Includes $25 million of decreases in fair value and an increase for realized losses due to settlements of $7 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2016.

(b)

Includes a reduction for the reclassification of $225 million of realized gains due to the settlement of derivative contracts recorded in results of operations for the three months ended March 31, 2016.

(c)

Successor period represents activity from March 24, 2016 through March 31, 2016. See tables below for PHI’s predecessor periods, as well as activity for Pepco for the three months ended March 31, 2017 and 2016.

	Predecessor
	January 1, 2016 to March 23, 2016
PHI	Preferred Stock	Life Insurance Contracts
Beginning Balance	$18	$19
Total realized / unrealized gains (losses)
Included in net income	(18)	1

Ending Balance	$—	$20

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities for the period	$—	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Life Insurance Contracts Three Months Ended March 31,
Pepco	2017	2016
Beginning Balance	$20	$19
Total realized / unrealized gains (losses)
Included in net income	1	1
Purchases, sales, issuances and settlements
Issuances	(1)	—

Ending Balance	$20	$20

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities for the period	$1	$1

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2017 and 2016:

				Successor
	Generation			PHI	Exelon
	Operating Revenues	Purchased Power and Fuel	Other, net(a)	Other, net(a)	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended March 31, 2017	88	(131)	3	1	88	(131)	4
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2017	140	(81)	2	1	140	(81)	3

	Generation			Exelon
	Operating Revenues	Purchased Power and Fuel	Other, net(a)	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended March 31, 2016	49	(55)	2	49	(55)	2
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended March 31, 2016	254	(35)	1	254	(35)	1

	Predecessor
	PHI	Pepco
	January 1, 2016 to March 23, 2016	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	Other, net
Total gains (losses)included in net income	$(17)	$1	$1
Change in the unrealized gains (losses) relating to assets and liabilities held	1	1	1

(a)	Other, net activity consists of realized and unrealized gains (losses) included in income for the NDT funds held by Generation and the life insurance contracts held by PHI and Pepco.

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

Preferred Stock Derivative (PHI).    In connection with entering into the PHI Merger Agreement, PHI entered into a Subscription Agreement with Exelon dated April 29, 2014, pursuant to which PHI issued to Exelon shares of Preferred stock. The Preferred stock contained embedded features requiring separate accounting consideration to reflect the potential value to PHI that any issued and outstanding Preferred stock could be called and redeemed at a nominal par value upon a termination of the merger agreement under certain circumstances due to the failure to obtain required regulatory approvals. The embedded call and redemption features on the shares of the Preferred stock in the event of such a termination were separately accounted for as derivatives. These Preferred stock derivatives were valued quarterly using quantitative and qualitative factors, including management’s assessment of the likelihood of a Regulatory Termination and therefore, were categorized in Level 3 in the fair value hierarchy. As a result of the PHI Merger, the PHI Preferred stock derivative was reduced to zero as of March 23, 2016. The write-off was charged to Other, net on the PHI Consolidated Statement of Operations and Comprehensive Income.

Nuclear Decommissioning Trust Fund Investments and Pledged Assets for Zion Station Decommissioning (Exelon and Generation).    The trust fund investments have been established to satisfy Generation’s and CENG’s nuclear decommissioning obligations as required by the NRC. The NDT funds hold debt and equity securities directly and indirectly through commingled funds and mutual funds, which are included in Equities and Fixed Income. Generation’s and CENG’s NDT fund investments policies outline investment guidelines for the trusts and limit the trust funds’ exposures to investments in highly illiquid markets and other alternative investments. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2.

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

Derivative instruments consisting primarily of futures and interest rate swaps to manage risk are recorded at fair value. Over the counter derivatives are valued daily based on quoted prices in active markets and trade in open markets, and have been categorized as Level 1. Derivative instruments other than over the counter derivatives are valued based on external price data of comparable securities and have been categorized as Level 2.

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

Private equity and real estate investments include those in limited partnerships that invest in operating companies and real estate holding companies that are not publicly traded on a stock exchange, such as, leveraged buyouts, growth capital, venture capital, distressed investments, investments in natural resources, and direct investments in pools of real estate properties. The fair value of private equity and real estate investments is determined using NAV or its equivalent as a practical expedient, and therefore, are not classified within the fair value hierarchy. These investments typically cannot be redeemed and are generally liquidated over a period of 8 to 10 years from the initial investment date. Private equity and real estate valuations are reported by the fund manager and are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows, market based comparable data, and independent appraisals from sources with professional qualifications. These valuation inputs are unobservable.

As of March 31, 2017, Generation has outstanding commitments to invest in middle market lending, private equity investments and real estate investments of approximately $290 million, $120 million, and $107 million, respectively. These commitments will be funded by Generation’s existing nuclear decommissioning trust funds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Concentrations of Credit Risk.    Generation evaluated its NDT portfolios for the existence of significant concentrations of credit risk as of March 31, 2017. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of March 31, 2017, there were no significant concentrations (generally defined as greater than 10 percent) of risk in Generation’s NDT assets.

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

Exelon may utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. In addition, the Registrants may utilize interest rate derivatives to lock in interest rate levels in anticipation of future financings. These interest rate derivatives are typically designated as cash flow hedges. Exelon determines the current fair value by calculating the net present value of expected payments and receipts under the swap agreement, based on and discounted by the market’s expectation of future interest rates. Additional inputs to the net present value

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

calculation may include the contract terms, counterparty credit risk and other market parameters. As these inputs are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. See Note 9—Derivative Financial Instruments for further discussion on mark-to-market derivatives.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. Forward commodity price curves are derived by risk management for liquid locations and by the traders and portfolio managers for illiquid locations. All locations are reviewed and verified by risk management considering published exchange transaction prices, executed bilateral transactions, broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the derivatives depends on a number of factors, including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, Generation discounts future cash flows using risk free interest rates with adjustments to reflect the credit quality of each counterparty for assets and Generation’s own credit quality for liabilities. The level of observability of a forward commodity price varies generally due to the delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are more liquid and prices are observable for up to three years in the future. The observability period of volatility is generally shorter than the underlying power curve used in option valuations. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is approximately $2.67 and $0.40 for power and natural gas, respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3.

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

The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(c)	$464	Discounted Cash Flow	Forward power price	$8 — $130
			Forward gas price	$1.92 — $9.87
		Option Model	Volatility percentage	13% — 112%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(c)	$3	Discounted Cash Flow	Forward power price	$15 — $67

Mark-to-market derivatives (Exelon and ComEd)	$(282)	Discounted Cash Flow	Forward heat rate(b)	8x — 9x
			Marketability reserve	3% — 8%
			Renewable factor	88% — 121%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
(b)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

(c)	The fair values do not include cash collateral posted on level three positions of $98 million as of March 31, 2017.

Type of trade	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(c)	$435	Discounted Cash Flow	Forward power price	$11 — $130
			Forward gas price	$1.72 — $9.2
		Option Model	Volatility percentage	8% — 173%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(c)	$(3)	Discounted Cash Flow	Forward power price	$19 — $79

Mark-to-market derivatives (Exelon and ComEd)	$(258)	Discounted Cash Flow	Forward heat rate(b)	8x — 9x
			Marketability reserve	3% — 8%
			Renewable factor	89% — 121%

(a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
(b)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

(c)	The fair values do not include cash collateral posted on level three positions of $61 million as of December 31, 2016.

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

Nuclear Decommissioning Trust Fund Investments and Pledged Assets for Zion Station Decommissioning (Exelon and Generation).    For middle market lending and certain corporate debt securities investments, the fair value is determined using a combination of valuation models including cost models, market models and income models. The valuation estimates are based on discounting the forecasted cash flows, market-based comparable data, credit and liquidity factors, as well as other factors that may impact value. Significant judgment is required

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

in the application of discounts or premiums applied for factors such as size, marketability, credit risk and relative performance.

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of March 31, 2017, the proportion of expected generation hedged for the major reportable segments is 97%-100%, 60%-63% and 30%-33% for 2017, 2018 and 2019, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted generating facilities based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products, and options. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including Generation’s sales to ComEd, PECO, and BGE to serve their retail load.

On December 17, 2010, ComEd entered into several 20-year floating-to-fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. Delivery under the contracts began in June 2012. These contracts are designed to lock in a portion of the long-term commodity price risk resulting from the renewable energy resource procurement requirements in the Illinois Settlement Legislation. ComEd has not elected hedge accounting for these derivative financial instruments. ComEd records the fair value of the swap contracts on its balance sheet. Because ComEd receives full cost recovery for energy procurement and related costs from retail customers, the change in fair value each period is recorded by ComEd as a regulatory asset or liability. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information.

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

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading activities, which included settled physical sales volumes of 1,850 GWhs and 1,220 GWhs for the three months ended March 31, 2017 and 2016, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. ComEd, PECO, BGE, PHI, Pepco, DPL and ACE do not enter into derivatives for proprietary trading purposes.

Interest Rate and Foreign Exchange Risk (Exelon, Generation, ComEd, PECO, BGE and PHI)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At March 31, 2017, Exelon had $800 million of notional amounts of fixed-to-floating hedges outstanding, and Exelon and Generation had $657 million of notional amounts of floating-to-fixed hedges outstanding. Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in an approximately $2 million decrease in Exelon Consolidated pre-tax income for the three months ended March 31, 2017. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. Below is a summary of the interest rate and foreign exchange hedge balances as of March 31, 2017:

	Generation					Exelon Corporate	Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges	Proprietary Trading(a)	Collateral and Netting(b)	Subtotal	Derivatives Designated as Hedging Instruments	Total
Mark-to-market derivative assets (current assets)	$—	$15	$3	$(13)	$5	$—	$5
Mark-to-market derivative assets (noncurrent assets)	—	7	1	(5)	3	12	15

Total mark-to-market derivative assets	—	22	4	(18)	8	12	20

Mark-to-market derivative liabilities (current liabilities)	(1)	(17)	(2)	13	(7)	—	(7)
Mark-to-market derivative liabilities (noncurrent liabilities)	—	(8)	(1)	5	(4)	—	(4)

Total mark-to-market derivative liabilities	(1)	(25)	(3)	18	(11)	—	(11)

Total mark-to-market derivative net assets (liabilities)	$(1)	$(3)	$1	$—	$(3)	$12	$9

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

(b)

Exelon and Generation net all available amounts allowed under the derivative accounting guidance on the balance sheet. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral. In some cases, Exelon and Generation may have other offsetting counterparty exposures subject to a master netting or similar agreement, such as accrued interest, transactions that do not qualify as derivatives, letters of credit and other forms of non-cash collateral. These are not reflected in the table above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the interest rate and foreign exchange hedge balances recorded by the Registrants as of December 31, 2016:

	Generation					Exelon Corporate	Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges	Proprietary Trading(a)	Collateral and Netting(b)	Subtotal	Derivatives Designated as Hedging Instruments	Total
Mark-to-market derivative assets (current assets)	$—	$17	$4	$(13)	$8	$—	$8
Mark-to-market derivative assets (noncurrent assets)	—	11	1	(8)	4	16	20

Total mark-to-market derivative assets	—	28	5	(21)	12	16	28

Mark-to-market derivative liabilities (current liabilities)	(7)	(13)	(2)	14	(8)	—	(8)
Mark-to-market derivative liabilities (noncurrent liabilities)	(3)	(8)	(2)	9	(4)	—	(4)

Total mark-to-market derivative liabilities	(10)	(21)	(4)	23	(12)	—	(12)

Total mark-to-market derivative net assets (liabilities)	$(10)	$7	$1	$2	$—	$16	$16

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

(b)

Exelon and Generation net all available amounts allowed under the derivative accounting guidance on the balance sheet. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral. In some cases, Exelon and Generation may have other offsetting counterparty exposures subject to a master netting or similar agreement, such as accrued interest, transactions that do not qualify as derivatives, letters of credit and other forms of non-cash collateral. These are not reflected in the table above.

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

	Income Statement Location	Three Months Ended March 31,
		2017	2016	2017	2016
		Gain (loss) on Swaps		Gain (loss) on Borrowings
Exelon	Interest expense	$(4)	$17	$8	$(15)

At March 31, 2017, Exelon had total outstanding fixed-to-floating fair value hedges related to interest rate swaps of $800 million, with a derivative asset of $12 million. At December 31, 2016, Exelon had total outstanding fixed-to-floating fair value hedges related to interest rate swaps of $800 million, with a derivative asset of $16 million. During the three months ended March 31, 2017 and 2016, the impact on the results of operations as a result of ineffectiveness from fair value hedges was a $4 million gain and a $2 million gain, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Cash Flow Hedges.    During the first and second quarter of 2016, Exelon entered into $600 million and $100 million of floating-to-fixed forward starting interest rate swaps, respectively, to manage a portion of the interest rate exposure associated with an anticipated debt issuance. The swaps were designated as cash flow hedges. Exelon terminated the swaps during the second quarter of 2016 upon issuance of the debt. Exelon recognized a loss of $3 million related to the swaps and $3 million of AOCI will be amortized into Other, net in Exelon’s Consolidated Statement of Operations and Comprehensive Income over the term of the debt. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

During the first quarter of 2016, Exelon entered into a $100 million floating-to-fixed forward starting interest rate swaps to manage a portion of the interest rate exposure associated with an anticipated debt issuance. The swap was designated as a cash flow hedge. Exelon terminated the swap during the first quarter of 2016 upon issuance of the debt. Exelon did not recognize a gain or loss as a result of the termination of the swap and an immaterial amount of AOCI will be amortized into Other, net in Exelon’s Consolidated Statement of Operations and Comprehensive Income over the term of the debt.

During the first quarter of 2014, EGR, a subsidiary of Generation, entered into floating-to-fixed interest rate swaps to manage a portion of its interest rate exposure in connection with the long-term borrowings. See Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K for additional information regarding the financing. The swaps have a notional amount of $164 million as of March 31, 2017 and expire in 2020. The swaps are designated as cash flow hedges. At March 31, 2017, the subsidiary had a $1 million derivative liability related to the swaps.

During the three months ended March 31, 2017 and 2016, the impact on the results of operations as a result of ineffectiveness from cash flow hedges in continuing designated hedge relationships was immaterial.

Economic Hedges.    During the third quarter of 2014, EGTP, a subsidiary of Generation, entered into a floating-to-fixed interest rate swap to manage a portion of its interest rate exposure in connection with the long-term borrowing. See Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K for additional information regarding the financing. The swaps have a notional amount of $494 million as of March 31, 2017 and expire in 2019. The swap was designated as a cash flow hedge in the fourth quarter of 2014. During the first quarter of 2017, the swap was de-designated. At March 31, 2017, the subsidiary had a $7 million derivative liability related to the swap.

During the third quarter of 2011, Sacramento PV Energy, a subsidiary of Generation entered into floating-to-fixed interest rate swaps to manage a portion of its interest rate exposure in connection with the long-term borrowings. See Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K for additional information regarding the financing. During the first quarter of 2016, upon the termination of debt, Generation terminated the swaps. The total notional amount of the swaps were $25 million. No gain or loss was recognized as a result of the termination of the swaps.

During the third quarter of 2012, Constellation Solar Horizons, a subsidiary of Generation, entered into a floating-to-fixed interest rate swap to manage a portion of its interest rate exposure in connection with the long-term borrowings. See Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K for additional information regarding the financing. During the first quarter of 2016, upon the termination of debt, Generation terminated the swap. The total notional amount of the swap was $24 million. No gain or loss was recognized as a result of the termination of the swap.

At March 31, 2017, Generation had immaterial notional amounts of interest rate derivative contracts to economically hedge risk associated with the interest rate component of commodity positions and $73 million in

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

notional amounts of foreign currency exchange rate swaps that are marked-to-market to manage the exposure associated with international purchases of commodities in currencies other than U.S. dollars.

Fair Value Measurement and Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon, Generation, ComEd, PECO, BGE, PHI and DPL)

Fair value accounting guidance and disclosures about offsetting assets and liabilities requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to legally enforceable master netting agreements and qualify for net presentation in the Consolidated Balance Sheet. A master netting agreement is an agreement between two counterparties that may have derivative and non-derivative contracts with each other providing for the net settlement of all referencing contracts via one payment stream, which takes place as the contracts deliver, when collateral is requested or in the event of default. Generation’s use of cash collateral is generally unrestricted, unless Generation is downgraded below investment grade (i.e., to BB+ or Ba1). In the table below, Generation’s energy related economic hedges and proprietary trading derivatives are shown gross. The impact of the netting of fair value balances with the same counterparty that are subject to legally enforceable master netting agreements, as well as netting of cash collateral, including margin on exchange positions, is aggregated in the collateral and netting column. As of both March 31, 2017 and December 31, 2016, $8 million of cash collateral held was not offset against derivative positions because such collateral was not associated with any energy-related derivatives, were associated with accrual positions, or as of the balance sheet date there were no positions to offset. Excluded from the tables below are economic hedges that qualify for the NPNS scope exception and other non-derivative contracts that are accounted for under the accrual method of accounting.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of March 31, 2017:

									Successor
	Generation				ComEd	DPL			PHI	Exelon
Derivatives	Economic Hedges	Proprietary Trading	Collateral and Netting(a)(e)	Subtotal(b)	Economic Hedges(c)	Economic Hedges(d)	Collateral and Netting(a)	Subtotal	Subtotal	Total Derivatives
Mark-to-market derivative assets (current assets)	$3,398	$56	$(2,612)	$842	$—	$—	$—	$—	$—	$842
Mark-to-market derivative assets (noncurrent assets)	1,975	24	(1,475)	524	—	—	—	—	—	524

Total mark-to-market derivative assets	5,373	80	(4,087)	1,366	—	—	—	—	—	1,366

Mark-to-market derivative liabilities (current liabilities)	(3,029)	(49)	2,876	(202)	(19)	—	—	—	—	(221)
Mark-to-market derivative liabilities (noncurrent liabilities)	(1,780)	(28)	1,655	(153)	(263)	—	—	—	—	(416)

Total mark-to-market derivative liabilities	(4,809)	(77)	4,531	(355)	(282)	—	—	—	—	(637)

Total mark-to-market derivative net assets (liabilities)	$564	$3	$444	$1,011	$(282)	$—	$—	$—	$—	$729

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

(b)

Current and noncurrent assets are shown net of collateral of $128 million and $77 million, respectively, and current and noncurrent liabilities are shown net of collateral of $136 million and $103 million, respectively. The total cash collateral posted, net of cash collateral received and offset against mark-to-market assets and liabilities was $444 million at March 31, 2017.

(c)	Includes current and noncurrent liabilities relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.
(d)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.
(e)	Of the collateral posted/(received), $14 million represents variation margin on the exchanges.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2016:

									Successor
	Generation				ComEd	DPL			PHI	Exelon
Description	Economic Hedges	Proprietary Trading	Collateral and Netting(a)(e)	Subtotal(b)	Economic Hedges(c)	Economic Hedges(d)	Collateral and Netting(a)	Subtotal	Subtotal	Total Derivatives
Mark-to-market derivative assets (current assets)	$3,623	$55	$(2,769)	$909	$—	$2	$(2)	$—	$—	$909
Mark-to-market derivative assets (noncurrent assets)	1,467	21	(1,016)	472	—	—	—	—	—	472

Total mark-to-market derivative assets	5,090	76	(3,785)	1,381	—	2	(2)	—	—	1,381

Mark-to-market derivative liabilities (current liabilities)	(3,165)	(54)	2,964	(255)	(19)	—	—	—	—	(274)
Mark-to-market derivative liabilities (noncurrent liabilities)	(1,274)	(25)	1,150	(149)	(239)	—	—	—	—	(388)

Total mark-to-market derivative liabilities	(4,439)	(79)	4,114	(404)	(258)	—	—	—	—	(662)

Total mark-to-market derivative net assets (liabilities)	$651	$(3)	$329	$977	$(258)	$2	$(2)	$—	$—	$719

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

(b)

Current and noncurrent assets are shown net of collateral of $100 million and $72 million, respectively, and current and noncurrent liabilities are shown net of collateral of $95 million and $62 million, respectively. The total cash collateral posted, net of cash collateral received and offset against mark-to-market assets and liabilities was $329 million at December 31, 2016.

(c)	Includes current and noncurrent liabilities relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.
(d)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.
(e)	Of the collateral posted/(received), $(158) million represents variation margin on the exchanges.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Cash Flow Hedges (Exelon and Generation).    The tables below provide the activity of OCI related to cash flow hedges for the three months ended March 31, 2017 and 2016, containing information about the changes in the fair value of cash flow hedges and the reclassification from Accumulated OCI into results of operations. The amounts reclassified from OCI, when combined with the impacts of the hedged transactions, result in the ultimate recognition of net revenues or expenses at the contractual price.

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation	Exelon
Three Months Ended March 31, 2017		Total Cash Flow Hedges	Total Cash Flow Hedges
Accumulated OCI derivative loss at December 31, 2016		$(19)	$(17)
Effective portion of changes in fair value		2	2
Reclassifications from AOCI to net income	Interest Expense	4 (a)	4 (a)

Accumulated OCI derivative loss at March 31, 2017		$(13)	$(11)

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation	Exelon
Three Months Ended March 31, 2016		Total Cash Flow Hedges	Total Cash Flow Hedges
Accumulated OCI derivative loss at December 31, 2015		$(21)	$(19)
Effective portion of changes in fair value		(8)	(10)
Reclassifications from AOCI to net income	Interest Expense	3 (b)	3 (b)

Accumulated OCI derivative loss at March 31, 2016		$(26)	$(26)

(a)	Amount is net of related income tax expense of $3 million for the three months ended March 31, 2017.
(b)	Amount is net of related income tax expense of $2 million for the three months ended March 31, 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Economic Hedges (Exelon and Generation).    These instruments represent hedges that economically mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, physical forward sales and purchases, but for which the fair value or cash flow hedge elections were not made. Additionally, Generation enters into interest rate derivative contracts and foreign exchange currency swaps (“treasury”) to manage the exposure related to the interest rate component of commodity positions and international purchases of commodities in currencies other than U.S. Dollars. For the three months ended March 31, 2017 and 2016, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in Operating revenues or Purchased power and fuel expense, or Interest expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized” generally represents the recognized change in fair value that was reclassified from unrealized to realized when the transaction to which the derivative relates occurs.

	Generation			Exelon
Three Months Ended March 31, 2017	Operating Revenues	Purchased Power and Fuel	Total	Total
Change in fair value of commodity positions	$93	$(135)	$(42)	$(42)
Reclassification to realized of commodity positions	(47)	42	(5)	(5)

Net commodity mark-to-market gains (losses)	46	(93)	(47)	(47)

Change in fair value of treasury positions	(1)	—	(1)	(1)
Reclassification to realized of treasury positions	(1)	—	(1)	(1)

Net treasury mark-to-market gains (losses)	(2)	—	(2)	(2)

Net mark-to-market gains (losses)	$44	$(93)	$(49)	$(49)

	Generation			Exelon
Three Months Ended March 31, 2016	Operating Revenues	Purchased Power and Fuel	Total	Total
Change in fair value of commodity positions	$279	$(127)	$152	$152
Reclassification to realized of commodity positions	(211)	167	(44)	(44)

Net commodity mark-to-market gains (losses)	68	40	108	108

Change in fair value of treasury positions	(3)	—	(3)	(3)
Reclassification to realized of treasury positions	(2)	—	(2)	(2)

Net treasury mark-to-market gains (losses)	(5)	—	(5)	(5)

Net mark-to-market gains (losses)	$63	$40	$103	$103

Proprietary Trading Activities (Exelon and Generation).    For the three months ended March 31, 2017 and 2016, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) before income taxes relating to mark-to-market activity on commodity derivative instruments entered into for proprietary trading purposes and interest rate and foreign exchange derivative contracts to hedge risk associated with the interest rate and foreign exchange components of underlying commodity positions. Gains and losses associated with proprietary trading are reported as operating revenues in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Three Months Ended March 31,
	2017	2016
Change in fair value of commodity positions	$—	$7
Reclassification to realized of commodity positions	(1)	(3)

Net commodity mark-to-market gains (losses)	(1)	4

Change in fair value of treasury positions	—	(2)
Reclassification to realized of treasury positions	(1)	1

Net treasury mark-to-market gains (losses)	(1)	(1)

Total net mark-to-market gains (losses)	$(2)	$3

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2017. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below exclude credit risk exposure from individual retail counterparties, Nuclear fuel procurement contracts and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX and Nodal commodity exchanges. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO, BGE, Pepco, DPL and ACE of $13 million, $31 million,$24 million, $40 million, $13 million, and $7 million as of March 31, 2017, respectively.

Rating as of March 31, 2017	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$964	$16	$948	1	$313
Non-investment grade	75	3	72	—	—
No external ratings
Internally rated — investment grade	324	—	324	—	—
Internally rated — non- investment grade	127	14	113	—	—

Total	$1,490	$33	$1,457	1	$313

Net Credit Exposure by Type of Counterparty	As of March 31, 2017
Financial institutions	$101
Investor-owned utilities, marketers, power producers	600
Energy cooperatives and municipalities	663
Other	93

Total	$1,457

(a)

As of March 31, 2017, credit collateral held from counterparties where Generation had credit exposure included $23 million of cash and $10 million of letters of credit. The credit collateral does not include non-liquid collateral.

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion after adjusting for any unpaid deliveries and unsecured credit allowed under the contract. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of March 31, 2017, ComEd’s net credit exposure to suppliers was approximately $1 million.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information.

PECO’s supplier master agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents PECO’s net credit exposure. As of March 31, 2017, PECO had no material net credit exposure to suppliers.

PECO is permitted to recover its costs of procuring electric supply through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 5 — Regulatory Matters for additional information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements. As of March 31, 2017, PECO had no material credit exposure under its natural gas supply and asset management agreements with investment grade suppliers.

BGE is permitted to recover its costs of procuring energy through the MDPSC-approved procurement tariffs. BGE’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information.

BGE’s full requirement wholesale electric power agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier, or its guarantor, to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth, subject to an unsecured credit cap. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents BGE’s net credit exposure. The seller’s credit exposure is calculated each business day. As of March 31, 2017, BGE had no net credit exposure to suppliers.

BGE’s regulated gas business is exposed to market-price risk. This market-price risk is mitigated by BGE’s recovery of its costs to procure natural gas through a gas cost adjustment clause approved by the MDPSC. BGE does make off-system sales after BGE has satisfied its customers’ demands, which are not covered by the gas cost adjustment clause. At March 31, 2017, BGE had credit exposure of $3 million related to off-system sales which is mitigated by parental guarantees, letters of credit or right to offset clauses within other contracts with those third-party suppliers.

Pepco’s, DPL’s and ACE’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents Pepco’s, DPL’s and ACE’s net credit exposure. As of March 31, 2017, Pepco’s, DPL’s and ACE’s net credit exposures to suppliers were immaterial.

Pepco is permitted to recover its costs of procuring energy through the MDPSC-approved and DCPSC-approved procurement tariffs. DPL is permitted to recover its costs of procuring energy through the MDPSC-approved and DPSC-approved procurement tariffs. ACE is permitted to recover its costs of procuring energy through the NJBPU-approved procurement tariffs. Pepco’s, DPL’s and ACE’s counterparty credit risks are mitigated by their ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

DPL’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the DPSC. DPL’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the GCR, which allows DPL to adjust rates annually to reflect realized natural gas prices. To the extent that the fair value of the transactions in a net loss position exceeds the unsecured credit threshold, then collateral is required to be posted in an amount equal to the amount by which the unsecured credit threshold is exceeded. Exchange-traded contracts are required to be fully collateralized without regard to the credit rating of the holder. As of March 31, 2017, DPL had no credit exposure under its natural gas supply and asset management agreements with investment grade suppliers.

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

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Feature	March 31, 2017	December 31, 2016
Gross Fair Value of Derivative Contracts Containing this Feature(a)	$(994)	$(960)
Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	712	627

Net Fair Value of Derivative Contracts Containing This Feature(c)	$(282)	$(333)

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk related contingent features ignoring the effects of master netting agreements.
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

Generation had cash collateral posted of $471 million and letters of credit posted of $273 million and cash collateral held of $35 million and letters of credit held of $32 million as of March 31, 2017 for external counterparties with derivative positions. Generation had cash collateral posted of $347 million and letters of credit posted of $284 million and cash collateral held of $24 million and letters of credit held of $28 million at December 31, 2016 for external counterparties with derivative positions. In the event of a credit downgrade below investment grade (i.e., to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

BB+ by S&P or Ba1 by Moody’s), Generation would have been required to post additional collateral of $1.8 billion and $1.9 billion as of March 31, 2017 and December 31, 2016, respectively. These amounts represent the potential additional collateral required after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Generation’s and Exelon’s interest rate swaps contain provisions that, in the event of a merger, if Generation’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of March 31, 2017, Generation’s swaps were in a liability position with a fair value of $3 million and Exelon’s swaps were in an asset position, with a fair value of $9 million.

See Note 26 — Segment Information of the Exelon 2016 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into supply forward contracts with certain utilities, including PECO and BGE, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of March 31, 2017, ComEd held approximately $1 million in collateral from suppliers in association with energy procurement contracts. Under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value for RECs only. In addition, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of March 31, 2017, ComEd held approximately $19 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. If ComEd lost its investment grade credit rating as of March 31, 2017, it would have been required to post approximately $10 million of collateral to its counterparties. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2017, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of March 31, 2017, PECO could have been required to post approximately $27 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

BGE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require BGE to post collateral.

BGE’s natural gas procurement contracts contain provisions that could require BGE to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon BGE’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2017, BGE was not required to post collateral for any of these agreements. If

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

BGE lost its investment grade credit rating as of March 31, 2017, BGE could have been required to post approximately $47 million of collateral to its counterparties.

Pepco’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require Pepco to post collateral.

DPL’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require DPL to post collateral.

DPL’s natural gas procurement contracts contain provisions that could require DPL to post collateral. To the extent that the fair value of the natural gas derivative transaction in a net loss position exceeds the unsecured credit threshold, then collateral is required to be posted in an amount equal to the amount by which the unsecured credit threshold is exceeded. The DPL obligations are standalone, without the guaranty of PHI. If DPL lost its investment grade credit rating as of March 31, 2017, DPL could have been required to post an additional amount of approximately $11 million of collateral to its natural gas counterparties.

ACE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require ACE to post collateral.

10.    Debt and Credit Agreements (All Registrants)

Short-Term Borrowings

Exelon, Pepco, DPL and ACE meet their short-term liquidity requirements primarily through the issuance of commercial paper and short-term notes. ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the Exelon intercompany money pool. PHI meets its short-term liquidity requirement primarily through the issuance of short-term notes and the Exelon intercompany money pool.

Commercial Paper

The Registrants had the following amounts of commercial paper borrowings outstanding as of March 31, 2017 and December 31, 2016:

Commercial Paper Borrowings	March 31, 2017	December 31, 2016
Exelon Corporate	$204	$—
Generation	579	620
ComEd	365	—
PECO	—	—
BGE	95	45
PHI Corporate	—	—
Pepco	167	23

Short-Term Loan Agreements

On January 13, 2016, PHI entered into a $500 million term loan agreement, which was amended on March 28, 2016. The net proceeds of the loan were used to repay PHI’s outstanding commercial paper, and for

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

general corporate purposes. Pursuant to the loan agreement, as amended, loans made thereunder bear interest at a variable rate equal to LIBOR plus 1%, and all indebtedness thereunder is unsecured. On March 23, 2017, the aggregate principal amount of all loans, together with any accrued but unpaid interest due under the loan agreement was fully repaid and the loan terminated. On March 23, 2017, Exelon Corporate entered into a similar type term loan for $500 million which expires on March 22, 2018. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 1% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon’s Consolidated Balance Sheet within Short-Term borrowings.

Credit Agreements

On January 5, 2016, Generation entered into a credit agreement establishing a $150 million bilateral credit facility, scheduled to mature in January 2019. This facility will solely be utilized by Generation to issue letters of credit. This facility does not back Generation’s commercial paper program.

On January 9, 2017, the credit agreement for Generation’s $75 million bilateral credit facility was amended and restated to increase the facility size to $100 million and extend the maturity to January 2019. This facility will solely be used by Generation to issue letters of credit.

On April 1, 2016, the credit agreement for CENG’s $100 million bilateral credit facility was amended to increase the overall facility size to $200 million. This facility is utilized by CENG to fund working capital and capital projects. The facility does not back Generation’s commercial paper program.

On May 26, 2016, Exelon Corporate, Generation, ComEd, PECO and BGE entered into amendments to each of their respective syndicated revolving credit facilities, which extended the maturity of each of the facilities to May 26, 2021. Exelon Corporate also increased the size of its facility from $500 million to $600 million. On May 26, 2016, PHI, Pepco, DPL and ACE entered into an amendment to their Second Amended and Restated Credit Agreement dated as of August 1, 2011, which (i) extended the maturity date of the facility to May 26, 2021, (ii) removed PHI as a borrower under the facility, (iii) decreased the size of the facility from $1.5 billion to $900 million and (iv) converted its financial covenant from a debt to capitalization leverage ratio to an interest coverage ratio.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Long-Term Debt

Issuance of Long-Term Debt

During the three months ended March 31, 2017, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds

Generation	Energy Efficiency Project Financing	3.72%	April 30, 2018	$1	Funding to install energy conservation measures for the Smithsonian Zoo project

Generation	Energy Efficiency Project Financing	2.61%	September 30, 2018	$1	Funding to install energy conservation measures for the Pensacola project

Generation	Energy Efficiency Project Financing	3.90%	January 31, 2018	$6	Funding to install energy conservation measures for the Naval Station Great Lakes project

Generation	Albany Green Energy Project Financing	LIBOR + 1.25%	November 17, 2017	$13	Albany Green Energy biomass generation development

Generation	Senior Notes	2.95%	January 15, 2020	$250	Repay outstanding commercial paper obligations and for general corporate purposes.

Generation	Senior Notes	3.40%	March 15, 2022	$500	Repay outstanding commercial paper obligations and for general corporate purposes.

Pepco	Energy Efficiency Project Financing	3.30%	December 15, 2017	$1	Funding to install energy conservation measures for the DOE Germantown project

EGTP Nonrecourse Debt

In September 2014, EGTP, an indirect subsidiary of Exelon and Generation, issued $675 million aggregate principal amount of a nonrecourse senior secured term loan. The net proceeds were distributed to Generation for general business purposes. The loan is scheduled to mature on September 18, 2021. The term loan bears interest at a variable rate equal to LIBOR plus 4.75%, subject to a 1% LIBOR floor with interest payable quarterly. As of March 31, 2017, $658 million was outstanding. As part of the agreement, a revolving credit facility was established for the amount of $20 million available through, and scheduled to mature on September 18, 2019. In addition to the financing, EGTP entered into various interest rate swaps with an initial notional amount of approximately $505 million at an interest rate of 2.34% to hedge a portion of the interest rate exposure in connection with this financing, as required by the debt covenants. See Note 9 — Derivative Financial Instruments for additional information regarding interest rate swaps. See Note 20 — Subsequent Events for additional information regarding EGTP and the associated nonrecourse debt.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Junior Subordinated Notes

In June 2014, Exelon issued $1.15 billion of junior subordinated notes in the form of 23 million equity units at a stated amount of $50.00 per unit. Each equity unit represented an undivided beneficial ownership interest in Exelon’s $1.15 billion of 2.50% junior subordinated notes due in 2024 (“2024 notes”) and a forward equity purchase contract. As contemplated in the June 2014 equity unit structure, in April 2017, Exelon completed the remarketing of the 2024 notes into $1.15 billion of 3.497% junior subordinated notes due in 2022 (“Remarketing”). Exelon conducted the Remarketing on behalf of the holders of equity units and did not directly receive any proceeds therefrom. Instead, the former holders of the 2024 notes may use debt remarketing proceeds towards settling the forward equity purchase contract with Exelon on June 1, 2017. Exelon will receive $1.15 billion upon settlement on June 1, 2017, of the forward equity purchase contract. Exelon currently expects the number of equity shares to be issued to range from 26 million to 33 million dependent on Exelon’s stock price at the time of settlement pursuant to the equity unit terms. Until settlement of the equity purchase contract, earnings per share dilution resulting from the equity units is being determined under the treasury stock method.

For the three months ended March 31, 2017 and 2016, contract payments of $11 million related to the Contract Payment Obligation were included within Retirements of long-term debt in Exelon’s Consolidated Statements of Cash Flows.

11.    Income Taxes (All Registrants)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

	Three Months Ended March 31, 2017
									Successor
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	0.9	1.0	4.9	0.1	5.2	4.6	5.3	5.6	4.9
Qualified nuclear decommissioning trust fund income	3.4	7.6	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(0.4)	(0.7)	(0.2)	(0.1)	(0.1)	(0.1)	(0.3)	(0.4)	(0.2)
Plant basis differences	(2.4)	—	(0.2)	(13.2)	(0.9)	(5.8)	(1.9)	(3.4)	(3.8)
Production tax credits and other credits	(0.6)	(1.4)	—	—	—	—	—	—	—
Noncontrolling interests	(0.1)	(0.3)	—	—	—	—	—	—	—
Merger expenses(a)	(11.4)	(3.3)	—	—	—	(34.2)	(21.9)	(167.1)	(42.4)
Fitzpatrick bargain purchase gain	(6.6)	(14.5)	—	—	—	—	—	—	—
Other	—	(0.1)	—	0.3	(0.2)	0.5	—	(3.0)	(0.4)

Effective income tax rate	17.8%	23.3%	39.5%	22.1%	39.0%	0.0%	16.2%	(133.3)%	(6.9)%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

									Successor	Predecessor
	Three Months Ended March 31, 2016								March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco(b)	DPL(b)	ACE(b)	PHI(b)	PHI
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(c)	(1.1)	3.7	5.1	1.0	5.2	(2.5)	(2.7)	5.9	5.4	11.9
Qualified nuclear decommissioning trust fund income	5.6	4.2	—	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(1.6)	(1.0)	(0.3)	(0.1)	(0.1)	—	0.1	0.2	—	(0.9)
Plant basis differences	(5.5)	—	(0.1)	(9.3)	(0.6)	2.8	0.7	0.6	—	(13.5)
Production tax credits and other credits	(5.1)	(3.9)	—	—	—	—	—	—	—	—
Noncontrolling interests	0.5	0.3	—	—	—	—	—	—	—	—
Merger expenses	33.6	—	—	—	—	(16.5)	(22.1)	(17.0)	(15.1)	11.1
Other	(2.0)	(1.6)	0.4	(0.9)	—	—	0.1	0.1	0.2	3.6

Effective income tax rate	59.4%	36.7%	40.1%	25.7%	39.5%	18.8%	11.1%	24.8%	25.5%	47.2%

(a)	Includes a remeasurement of uncertain federal and state income tax positions, see below.
(b)

Pepco, DPL and ACE recognized a loss before income taxes for the three months ended March 31, 2016, and PHI recognized a loss before income taxes for the period of March 24, 2016, through March 31, 2016. As a result, positive percentages represent an income tax benefit for the periods presented.

(c)	Includes a remeasurement of uncertain state income tax positions for Pepco and DPL.

Accounting for Uncertainty in Income Taxes

The Registrants have the following unrecognized tax benefits as of March 31, 2017 and December 31, 2016:

						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2017	$769	$470	$(12)	$—	$120	$112	$59	$21	$—

						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2016	$916	$490	$(12)	$—	$120	$172	$80	$37	$22

Exelon established a liability for an uncertain tax position associated with the tax deductibility of certain merger commitments incurred by Exelon in connection with the acquisitions of Constellation in 2012 and PHI in 2016. In the first quarter 2017, as a part of its examination of Exelon’s return, the IRS National Office issued guidance concurring with Exelon’s position that the merger commitments were deductible. As a result, Exelon, Generation, PHI, Pepco, DPL, and ACE decreased their liability for unrecognized tax benefits by $146 million, $19 million, $59 million, $21 million, $16 million, and $22 million, respectively, as of March 31, 2017, resulting in a benefit to Income taxes on Exelon’s, Generation’s, PHI’s, Pepco’s, DPL’s and ACE’s Consolidated Statements of Operations and Comprehensive Income and corresponding decreases in their effective tax rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date

Like-Kind Exchange

As of March 31, 2017, Exelon and ComEd have approximately $76 million and $(12) million, respectively, of unrecognized state income tax benefits that could significantly decrease and increase within the 12 months after the reporting date due to a final resolution of the like-kind exchange litigation described below. The recognition of these unrecognized tax benefits would decrease Exelon’s effective tax rate and increase ComEd’s effective tax rate.

Settlement of Income Tax Audits

As of March 31, 2017, Exelon, Generation, BGE, PHI, Pepco, and DPL have approximately $257 million, $57 million, $120 million, $80 million, $59 million, and $21 million of unrecognized federal and state tax benefits that could significantly decrease within the 12 months after the reporting date as a result of completing audits and potential settlements. Of the above unrecognized tax benefits, Exelon and Generation have $50 million that, if recognized, would decrease the effective tax rate. The unrecognized tax benefits related to BGE, DPL, and a portion of Pepco, if recognized, may be included in future regulated base rates and that portion would have no impact to the effective tax rate.

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

On September 19, 2016, the Tax Court rejected Exelon’s position in the case and ruled that Exelon was not entitled to defer gain on the transaction. In addition, contrary to Exelon’s evaluation that the penalty was unwarranted, the Tax Court ruled that Exelon is liable for the penalty and interest due on the asserted penalty. Exelon expects to timely appeal this decision to the U.S. Court of Appeals for the Seventh Circuit in 2017.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In the first quarter of 2013, Exelon concluded that it was no longer more likely than not that the like-kind exchange position would be sustained and recorded charges to earnings representing the amount of interest expense (after-tax) and incremental state income tax expense that would be payable in the event Exelon is unsuccessful in litigation. Prior to the Tax Court’s decision, however, Exelon did not believe it was likely a penalty would be assessed based on applicable case law and the facts of the transaction. As a result, no charge had been recorded for the penalty or for after-tax interest on the penalty. While it has strong arguments on appeal with respect to both the merits and the penalty, Exelon has determined that, pursuant to accounting standards, it is no longer more likely than not to avoid ultimate imposition of the penalty. As a result, in the third quarter of 2016, Exelon and ComEd recorded a charge to earnings of approximately $106 million and $86 million, respectively, of penalty and approximately $94 million and $64 million, respectively, of after-tax interest. Exelon and ComEd recorded the penalty and pre-tax interest due on the asserted penalty to Other, net and Interest expense, net, respectively, on their Consolidated Statements of Operations. Consistent with Exelon’s agreement to continue to hold ComEd harmless from any unfavorable impact on its equity, ComEd recorded on its Consolidated Balance Sheets as of September 30, 2016, a $150 million receivable and non-cash equity contributions from Exelon. In addition, while further adjustments may be required, Exelon currently estimates that its income tax expense may decrease by as much as $50 million and ComEd’s income tax expense may increase by as much as $20 million resulting from the IRS’s completion of its calculation of tax, penalties, and interest in the second quarter of 2017.

In order to appeal the decision, Exelon is required to pay the tax, penalties and interest at the time Exelon files its appeal (expected in the third quarter of 2017). While the final calculation of tax, penalties and interest has not yet been finalized by the IRS, Exelon estimates that a payment of approximately $1.3 billion related to the like-kind exchange will be due, including $300 million from ComEd, in the third quarter of 2017. While Exelon will receive a tax benefit of approximately $350 million associated with the deduction for the interest, Exelon currently has a net operating loss carryforward and thus does not expect to realize the cash benefit until 2018. After taking into account these interest deduction tax benefits, the total estimated net cash outflow for the like-kind exchange is approximately $950 million, of which approximately $300 million is attributable to ComEd after giving consideration to Exelon’s agreement to hold ComEd harmless from any unfavorable impacts of after-tax interest or penalty amounts on ComEd’s equity. Upon a final appellate decision, which could take up to several years, Exelon expects to receive approximately $80 million related to final interest computations.

Of the above amounts payable, Exelon deposited with the IRS $1.25 billion in October of 2016. The remaining amount will be paid in the third quarter of 2017 at the time Exelon files its appeal of the Tax Court decision. Exelon funded the $1.25 billion deposit with a combination of cash on hand and short-term borrowings. The deposit is reflected as a current asset and the related liabilities for the tax, penalty, and interest are included on Exelon’s balance sheet as current obligations.

As of March 31, 2017, ComEd has a total receivable from Exelon pursuant to the hold harmless agreement of $345 million, which is included in Current Receivables from Affiliates on ComEd’s Consolidated Balance Sheet. Under the agreement, Exelon will settle this receivable with ComEd no later than the time that the payments related to the like-kind exchange are due to the IRS, currently anticipated in the third quarter of 2017. Exelon will not seek recovery from ComEd customers for any interest or penalty payment amounts associated with the like-kind exchange tax position.

As previously disclosed, in the first quarter of 2014, Exelon entered into an agreement to terminate its investment in one of the three municipal-owned electric generation properties in exchange for a net early termination amount of $335 million. In the first quarter of 2016, Exelon terminated its interests in the remaining two municipal-owned electric generation properties in exchange for $360 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Long-Term Marginal State Income Tax Rate (Exelon, Generation and PHI)

Exelon, Generation and PHI periodically review events that may significantly impact how income is apportioned among the states and, therefore, the calculation of their respective deferred state income taxes. Events that may require Exelon, Generation and PHI to update their long-term state tax apportionment include significant changes in tax law and/or significant operational changes. Exelon and PHI’s long-term marginal state income tax rate was revised in the first quarter of 2017 as a result of a statutory rate change pursuant to Exelon’s marginal state income tax rate policy, resulting in the recording of a deferred state tax benefit for Exelon of $21 million, net of tax.

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

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2016 to March 31, 2017:

Nuclear decommissioning ARO at December 31, 2016(a)	$8,734
Acquisition of FitzPatrick	417
Accretion expense	109
Costs incurred to decommission retired plants	(1)

Nuclear decommissioning ARO at March 31, 2017(a)(b)	$9,259

(a)

Includes $11 million and $10 million for the current portion of the ARO at March 31, 2017 and December 31, 2016, respectively, which is included in Other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

(b)	Includes the fair value of the FitzPatrick ARO liability as of March 31, 2017, the date of the acquisition. See Note 4 —Mergers, Acquisitions and Dispositions.

During the three months ended March 31, 2017, Generation’s nuclear ARO increased by approximately $525 million. The increase is largely driven by the acquisition of FitzPatrick. The fair value of FitzPatrick’s assets and liabilities, including the ARO, was determined based on significant estimates and assumptions that are judgmental in nature. The fair value of the ARO is considered an initial estimate and will be updated with inputs from a third party engineering firm with corresponding adjustments recorded by the end of 2017. For additional details on the acquisition of FitzPatrick, see Note 4 — Mergers, Acquisitions and Dispositions.

Nuclear Decommissioning Trust Fund Investments

NDT funds have been established for each generation station unit to satisfy Generation’s nuclear decommissioning obligations. Generally, NDT funds established for a particular unit may not be used to fund the decommissioning obligations of any other unit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The NDT funds associated with Generation’s nuclear units have been funded with amounts collected from the previous owners and their respective utility customers. PECO is authorized to collect funds, in revenues, for decommissioning the former PECO nuclear plants through regulated rates, and these collections are scheduled through the operating lives of the former PECO plants. The amounts collected from PECO customers are remitted to Generation and deposited into the NDT funds for the unit for which funds are collected. Every five years, PECO files a rate adjustment with the PAPUC that reflects PECO’s calculations of the estimated amount needed to decommission each of the former PECO units based on updated fund balances and estimated decommissioning costs. The rate adjustment is used to determine the amount collectible from PECO customers. On March 31, 2017, PECO filed its Nuclear Decommissioning Cost Adjustment (NDCA) with the PAPUC proposing an annual recovery from customers of approximately $4 million which, if approved by the PAPUC, will be effective January 1, 2018. This amount reflects a decrease from the current approved annual collection of approximately $24 million primarily due to the removal of the collections for Limerick Units 1 and 2 as a result of the NRC approving the extension of the operating licenses for an additional 20 years. See Note 16 — Asset Retirement Obligations of Exelon’s 2016 Form 10-K, for information regarding the amount collected from PECO ratepayers for decommissioning costs.

At March 31, 2017 and December 31, 2016, Exelon and Generation had NDT fund investments totaling $12,362 million and $11,061 million, respectively. The increase is primarily driven by the acquisition of FitzPatrick.

The following table provides unrealized gains on NDT funds for the three months ended March 31, 2017 and 2016:

	Exelon and Generation
	Three Months Ended March 31,
	2017	2016
Net unrealized gains on decommissioning trust funds — Regulatory Agreement Units(a)	$222	$79
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	166	52

(a)

Net unrealized gains related to Generation’s NDT funds associated with Regulatory Agreement Units are included in Regulatory liabilities on Exelon’s Consolidated Balance Sheets and Noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $(1) million and $2 million of net unrealized gains (losses) related to the Zion Station pledged assets for the three months ended March 31, 2017 and 2016 respectively. Net unrealized gains related to Zion Station pledged assets are included in the Payable for Zion Station decommissioning on Exelon’s and Generation’s Consolidated Balance Sheets.

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

Refer to Note 3 — Regulatory Matters and Note 27 — Related Party Transactions of the Exelon 2016 Form 10-K for information regarding regulatory liabilities at ComEd and PECO and intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Zion Station Decommissioning

On September 1, 2010, Generation completed an Asset Sale Agreement (ASA) with EnergySolutions Inc. and its wholly owned subsidiaries, EnergySolutions, LLC (EnergySolutions) and ZionSolutions, under which ZionSolutions has assumed responsibility for completing certain decommissioning activities at Zion Station, which is located in Zion, Illinois and ceased operation in 1998. See Note 16 — Asset Retirement Obligations of the Exelon 2016 Form 10-K for information regarding the specific treatment of assets, including NDT funds, and decommissioning liabilities transferred in the transaction.

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to Pledged assets for Zion Station decommissioning within Generation’s and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a Payable for Zion Station decommissioning in Generation’s and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, are recorded as a change in the Payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Generation has retained its obligation for the SNF. Following ZionSolutions’ completion of its contractual obligations and transfer of the NRC license to Generation, Generation will store the SNF at Zion Station until it is transferred to the DOE for ultimate disposal, and will complete all remaining decommissioning activities associated with the SNF dry storage facility. Generation has a liability of approximately $112 million which is included within the nuclear decommissioning ARO at March 31, 2017. Generation also has retained NDT assets to fund its obligation to maintain the SNF at Zion Station until transfer to the DOE and to complete all remaining decommissioning activities for the SNF storage facility. Any shortage of funds necessary to maintain the SNF and decommission the SNF storage facility is ultimately required to be funded by Generation. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers in accordance with the applicable orders. The following table provides the pledged assets and payables to ZionSolutions, and withdrawals by ZionSolutions at March 31, 2017 and December 31, 2016:

	Exelon and Generation
	March 31, 2017	December 31, 2016
Carrying value of Zion Station pledged assets	$95	$113
Payable to Zion Solutions(a)	88	104
Current portion of payable to Zion Solutions(b)	85	90
Cumulative withdrawals by Zion Solutions to pay decommissioning costs(c)	895	878

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

Generation filed its biennial decommissioning funding status report with the NRC on March 30, 2017 for all units except for Zion Station which is included in a separate report to the NRC submitted by EnergySolutions

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(see Zion Station Decommissioning above). The status report demonstrated adequate decommissioning funding assurance for all units except for Peach Bottom Unit 1. As a former PECO plant, financial assurance for decommissioning Peach Bottom Unit 1 is provided by the NDT fund in addition to collections from PECO ratepayers. As discussed under Nuclear Decommissioning Trust Fund Investments above, the amount collected from PECO ratepayers has been adjusted in the March 31, 2017 filing to the PAPUC which, if approved by the PAPUC, will be effective January  1, 2018.

13.    Retirement Benefits (All Registrants)

Exelon sponsors defined benefit pension plans and other postretirement benefit plans for essentially all employees.

Effective March 31, 2017, in connection with the acquisition of FitzPatrick, Exelon established a new qualified pension plan and a new other postretirement employee benefit plan, and recorded benefit plan obligations of $38 million and $11 million, respectively. Refer to Note 4 — Mergers, Acquisitions and Dispositions for additional discussion of the acquisition of FitzPatrick.

Effective March 23, 2016, Exelon became the sponsor of all of PHI’s defined benefit pension and other postretirement benefit plans, and assumed PHI’s benefit plan obligations and related assets. As a result, PHI’s benefit plan net obligation and related regulatory assets were transferred to Exelon.

Defined Benefit Pension and Other Postretirement Benefits

During the first quarter of 2017, Exelon received an updated valuation of its pension and other postretirement benefit obligations to reflect actual census data as of January 1, 2017. This valuation resulted in an increase to the pension obligation of $92 million and an increase to the other postretirement benefit obligation of $57 million. Additionally, accumulated other comprehensive loss increased by approximately $59 million (after tax), regulatory assets increased by approximately $57 million and regulatory liabilities increased by approximately $4 million.

The majority of the 2017 pension benefit cost for Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 4.04%. The majority of the 2017 other postretirement benefit cost is calculated using an expected long-term rate of return on plan assets of 6.58% for funded plans and a discount rate of 4.04%.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following tables present the components of Exelon’s net periodic benefit costs, prior to capitalization, for the three months ended March 31, 2017 and 2016 and PHI’s net periodic benefit costs, prior to capitalization, for the predecessor period of January 1, 2016 to March 23, 2016.

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2017	2016(a)	2017	2016(a)
Components of net periodic benefit cost:
Service cost	$95	$78	$26	$26
Interest cost	210	190	45	43
Expected return on assets	(299)	(263)	(41)	(38)
Amortization of:
Prior service cost (benefit)	—	3	(47)	(44)
Actuarial loss	152	127	16	14

Net periodic benefit cost	$158	$135	$(1)	$1

(a)	PHI net periodic benefit costs for the period prior to the merger are not included in the table above.

	Predecessor
	PHI
	Pension Benefits	Other Postretirement Benefits
	January 1, 2016 to March 23, 2016	January 1, 2016 to March 23, 2016
Components of net periodic benefit cost:
Service cost	$12	$1
Interest cost	26	6
Expected return on assets	(30)	(5)
Amortization of:
Prior service cost (benefit)	—	(3)
Actuarial loss	14	2

Net periodic benefit cost	$22	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The amounts below represent Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s, ACE’s, BSC’s and PHISCO’s allocated portion of the pension and postretirement benefit plan costs, which were included in Property, plant and equipment within the respective Consolidated Balance Sheets and Operating and maintenance expense within the Consolidated Statement of Operations and Comprehensive Income during the three months ended March 31, 2017 and 2016 and PHI’s for the predecessor and successor periods of January 1, 2016 to March 23, 2016 and March 24, 2016 to March 31, 2016, respectively.

	Three Months Ended March 31,
Pension and Other Postretirement Benefit Costs	2017	2016
Exelon	$157	$136
Generation	54	54
ComEd	44	41
PECO	7	8
BGE	16	16
BSC(a)	12	14
Pepco(b)	7	8
DPL(b)	3	5
ACE(b)	3	4
PHISCO(a)(b)	11	9

	Successor	Predecessor
Pension and Other Postretirement Benefit Costs	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI	$3	$23

(a)

These amounts primarily represent amounts billed to Exelon’s subsidiaries through intercompany allocations. These amounts are not included in the Generation, ComEd, PECO, BGE, PHI, Pepco, DPL or ACE amounts above.

(b)

Pepco’s, DPL’s, ACE’s and PHISCO’s pension and postretirement benefit costs for the three months ended March 31, 2016 include $7 million, $4 million, $3 million and $9 million, respectively, of costs incurred prior to the closing of Exelon’s merger with PHI on March 23, 2016.

Defined Contribution Savings Plans

The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Savings Plan Matching Contributions	2017	2016
Exelon	$30	$26
Generation	14	12
ComEd	7	6
PECO	2	2
BGE	2	1
BSC(a)	2	5
Pepco(b)	1	1
DPL(b)	1	1
PHISCO(a)(b)	1	1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Successor	Predecessor
Savings Plan Matching Contributions	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI	$—	$3

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

For the three months ended March 31, 2017 and 2016, Exelon, Generation, and ComEd recorded the following severance costs (benefits) associated with these ongoing severance benefits within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income.

	Exelon	Generation(a)	ComEd(a)
Three Months Ended
March 31, 2017	$4	$3	$1
March 31, 2016	2	2	—

(a)

The amounts above for Generation include $1 million for amounts billed by BSC through intercompany allocations for both the three months ended March 31, 2017 and 2016. Amounts billed by BSC to ComEd were immaterial.

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

For the three months ended March 31, 2017 and 2016, the Registrants recorded the following severance costs related to the cost management program within Operating and maintenance expense in their Consolidated

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Statements of Operations and Comprehensive Income, pursuant to the authoritative guidance for ongoing severance plans:

	Exelon	Generation	ComEd	PECO	BGE
Three Months Ended
March 31, 2017(a)	$(1)	$(1)	$—	$—	$—
March 31, 2016(b)	$17	$12	$3	$1	$1

(a)	Amounts billed by BSC through intercompany allocations for the three months ended March 31, 2017 were immaterial.
(b)

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

For the three months ended March 31, 2017, the PHI merger severance costs were immaterial. For the three months ended March 31, 2016, the Registrants recorded the following severance costs associated with the identified job reductions within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income, pursuant to the authoritative guidance for ongoing severance plans:

						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2016
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

Severance Liability

Amounts included in the table below represent the severance liability recorded for the severance plans above for employees of each Registrant and exclude amounts included at Exelon and billed through intercompany allocations:

						Successor
Severance Liability	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2016	$88	$36	$3	$—	$—	$29	$—	$—	$—
Severance charges(a)	3	1	—	—	—	—	—	—	—
Payments	(10)	(3)	—	—	—	(5)	—	—	—

Balance at March 31, 2017	$81	$34	$3	$—	$—	$24	$—	$—	$—

(a)	Includes salary continuance and health and welfare severance benefits.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

15.    Changes in Accumulated Other Comprehensive Income (Exelon, Generation, PECO and PHI)

The following tables present changes in accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Gains and (losses) on Cash Flow Hedges	Unrealized Gains and (losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$(17)	$4	$(2,610)	$(30)	$(7)	$(2,660)

OCI before reclassifications	2	1	(59)	1	5	(50)
Amounts reclassified from AOCI(b)	4	—	36	—	—	40

Net current-period OCI	6	1	(23)	1	5	(10)

Ending balance	$(11)	$5	$(2,633)	$(29)	$(2)	$(2,670)

Generation(a)
Beginning balance	$(19)	$2	$—	$(30)	$(7)	$(54)

OCI before reclassifications	2	—	—	1	6	9
Amounts reclassified from AOCI(b)	4	—	—	—	—	4

Net current-period OCI	6	—	—	1	6	13

Ending balance	$(13)	$2	$—	$(29)	$(1)	$(41)

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2016	Gains and (losses) on Hedging Activity	Unrealized Gains and (losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$(19)	$3	$(2,565)	$(40)	$(3)	$(2,624)

OCI before reclassifications	(10)	(1)	(1)	6	(3)	(9)
Amounts reclassified from AOCI(b)	3	—	34	—	—	37

Net current-period OCI	(7)	(1)	33	6	(3)	28

Ending balance	$(26)	$2	$(2,532)	$(34)	$(6)	$(2,596)

Generation(a)
Beginning balance	$(21)	$1	$—	$(40)	$(3)	$(63)

OCI before reclassifications	(8)	—	—	6	(2)	(4)
Amounts reclassified from AOCI(b)	3	—	—	—	—	3

Net current-period OCI	(5)	—	—	6	(2)	(1)

Ending balance	$(26)	$1	$—	$(34)	$(5)	$(64)

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

PHI Predecessor(a)
Beginning balance January 1, 2016	$(8)	$—	$(28)	$—	$—	$(36)

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	1	—	—	1

Net current-period OCI	—	—	1	—	—	1

Ending balance March 23, 2016(c)	$(8)	$—	$(27)	$—	$—	$(35)

(a)	All amounts are net of tax and noncontrolling interest. Amounts in parenthesis represent a decrease in AOCI.
(b)	See next tables for details about these reclassifications.
(c)	As a result of the PHI Merger, the PHI predecessor balances at March 23, 2016 were reduced to zero on March 24, 2016 due to purchase accounting adjustments applied to PHI.

ComEd, PECO, BGE, Pepco, DPL and ACE did not have any reclassifications out of AOCI to Net income during the three months ended March 31, 2017 and 2016. The following tables present amounts reclassified out of AOCI to Net income for Exelon, Generation and PHI during the three months ended March 31, 2017 and 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended March 31, 2017

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the Statement of Operations and Comprehensive Income
	Exelon	Generation
Gains and (losses) on cash flow hedges
Other cash flow hedges	$(7)	$(7)	Interest expense

Total before tax	(7)	(7)
Tax benefit	3	3

Net of tax	$(4)	$(4)	Comprehensive income

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$23	$—
Actuarial losses(b)	(81)	—

Total before tax	(58)	—
Tax benefit	22	—

Net of tax	$(36)	$—

Total Reclassifications	$(40)	$(4)	Comprehensive income

Three Months Ended March 31, 2016

Details about AOCI components	Items reclassified out of AOCI(a)			Affected line item in the Statement of Operations and Comprehensive Income
			Predecessor
	Exelon	Generation	PHI
Gains and (losses) on cash flow hedges
Other cash flow hedges	$(5)	$(5)	—	Interest expense

Total before tax	(5)	(5)	—
Tax expense	2	2	—

Net of tax	$(3)	$(3)	$—	Comprehensive income

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$20	$—	$—
Actuarial losses(b)	(76)	—	(1)

Total before tax	(56)	—	(1)
Tax benefit	22	—	—

Net of tax	$(34)	$—	$(1)

Total Reclassifications	$(37)	$(3)	$(1)	Comprehensive income

(a)	Amounts in parenthesis represent a decrease in net income.
(b)	This AOCI component is included in the computation of net periodic pension and OPEB cost (see Note 13 — Retirement Benefits for additional details).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents income tax expense (benefit) allocated to each component of other comprehensive income (loss) during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Exelon
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$10	$7
Actuarial loss reclassified to periodic benefit cost	(32)	(30)
Pension and non-pension postretirement benefit plans valuation adjustment	—	—
Change in unrealized (loss)/gain on cash flow hedges	(1)	3
Change in unrealized (loss)/gain on equity investments	(4)	2
Change in unrealized (loss)/gain on marketable securities	(1)	1

Total	$(28)	$(17)

Generation
Change in unrealized (loss)/gain on cash flow hedges	$(1)	$2
Change in unrealized (loss)/gain on equity investments	(3)	2

Total	$(4)	$4

Predecessor
PHI	January 1, 2016 to March 23, 2016
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic cost	$—

16.    Earnings Per Share and Equity (Exelon)

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

	Three Months Ended March 31,
	2017	2016
Exelon
Net income attributable to common shareholders	$995	$173

Weighted average common shares outstanding — basic	928	923
Assumed exercise and/or distributions of stock-based awards	2	2

Weighted average common shares outstanding — diluted	930	925

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 9 million and 13 million for the three months ended March 31, 2017

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

and 2016, respectively. There were no equity units related to the PHI Merger not included in the calculation of diluted common shares outstanding due to their antidilutive effect for the three months ended March 31, 2017. The number of equity units related to the PHI Merger not included in the calculation of diluted common shares outstanding due to their antidilutive effect was 4 million for the three months ended March 31, 2016. Refer to Note 20 — Shareholders’ Equity of the Exelon 2016 Form 10-K for further information regarding the equity units.

Under share repurchase programs, 35 million shares of common stock are held as treasury stock with a cost of $2.3 billion as of March  31, 2017. In 2008, Exelon management decided to defer indefinitely any share repurchases.

17.     Commitments and Contingencies (All Registrants)

The following is an update to the current status of commitments and contingencies set forth in Note 24 of the Exelon 2016 Form 10-K . See Note 4 — Mergers, Acquisitions and Dispositions for further discussion on the PHI Merger commitments.

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

The direct investment commitment also includes $450 million to $550 million relating to Exelon and Generation’s development or assistance in the development of 285 — 300 MWs of new generation in Maryland, which is expected to be completed within a period of 10 years. The MDPSC order contemplates various options for complying with the new generation development commitments, including building or acquiring generating assets, making subsidy or compliance payments, or in circumstances in which the generation build is delayed or certain specified provisions are elected, making liquidated damages payments. Exelon and Generation have incurred $456 million towards satisfying the commitment for new generation development in the state of Maryland, with approximately 220 MW of the new generation commencing with commercial operations to date. During the fourth quarter of 2016, given continued declines in projected energy and capacity prices, Generation terminated rights to certain development projects originally intended to meet its remaining 55 MW commitment amount. The commitment will now most likely be satisfied via payment of liquidated damages or execution of a third party PPA, rather than by Generation constructing renewable generating assets. As a result, Exelon and Generation recorded a pre-tax $50 million loss contingency in Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Equity Investment Commitments (Exelon and Generation)

As part of Generation’s recent investments in technology development, Generation enters into equity purchase agreements that include commitments to invest additional equity through incremental payments to fund the anticipated needs of the planned operations of the associated companies. As of March 31, 2017, Generation’s estimated commitments relating to its equity purchase agreements, including the in-kind services contributions, is anticipated to be as follows:

Total
2017	$9
2018	7
2019	3

Total	$19

Commercial Commitments (All Registrants)

The Registrants’ commercial commitments as of March 31, 2017 , representing commitments potentially triggered by future events were as follows:

						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Letters of credit (non-debt)(a)	$1,527	$1,440	$14	$23	$5	$1	$1	$—	$—
Surety bonds(b)	1,038	964	5	7	11	16	9	4	3
Financing trust guarantees	628	—	200	178	250	—	—	—	—
Guaranteed lease residual values(c)	19	—	—	—	—	19	5	7	5

Total commercial commitments	$3,212	$2,404	$219	$208	$266	$36	$15	$11	$8

(a)	Letters of credit (non-debt) — Exelon and certain subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(c)

Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $48 million, $14 million of which is a guarantee by Pepco, $17 million by DPL and $13 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

Nuclear Insurance (Exelon and Generation)

Generation is subject to liability, property damage and other risks associated with major incidents at any of its nuclear stations, including the CENG nuclear stations. Generation has mitigated its financial exposure to these risks through insurance and other industry risk-sharing provisions.

The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and also to limit the liability of nuclear reactor owners for such claims from any single incident. As of March 31, 2017 , the current liability limit per incident is

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

$13.4 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors at least once every five years with the last adjustment effective September 10, 2013. In accordance with the Price-Anderson Act, Generation maintains financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. Effective January 1, 2017, the required amount of nuclear energy liability insurance purchased is $450 million for each operating site. Claims exceeding that amount are covered through mandatory participation in a financial protection pool, as required by the Price Anderson-Act, which provides the additional $13.0 billion per incident in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident that exceeds the primary layer of financial protection. Exelon’s share of this secondary layer would be approximately $2.8 billion, including CENG’s related liability, however any amounts payable under this secondary layer would be capped at $420 million per year.

In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $13.4 billion limit for a single incident.

As part of the execution of the NOSA on April 1, 2014, Generation executed an Indemnity Agreement pursuant to which Generation agreed to indemnify EDF and its affiliates against third-party claims that may arise from any future nuclear incident (as defined in the Price-Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this indemnity. See Note 5 —Investment in Constellation Energy Nuclear Group, LLC of the Exelon 2016 Form 10-K for additional information on Generation’s operations relating to CENG.

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

Premiums paid to NEIL by its members are also subject to a potential assessment for adverse loss experience in the form of a retrospective premium obligation. NEIL has never assessed this retrospective premium since its formation in 1973, and Generation cannot predict the level of future assessments if any. The current maximum aggregate annual retrospective premium obligation for Generation is approximately $373 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance.

NEIL provides “all risk” property damage, decontamination and premature decommissioning insurance for each station for losses resulting from damage to its nuclear plants, either due to accidents or acts of terrorism. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which Generation is required by the NRC to maintain, to provide for decommissioning the facility. In the event of an insured loss, Generation is unable to predict the timing of the availability of insurance proceeds to Generation and the amount of such proceeds that would be available. In the event that one or more acts of terrorism cause accidental property damage within a twelve-month period from the first accidental property damage under one or more policies for all insured plants, the maximum recovery by Exelon will be an aggregate of $3.2 billion plus such additional amounts as the insurer may recover for all such losses from reinsurance, indemnity and any other source, applicable to such losses.

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

•

ComEd has identified 42 sites, 18 of which the remediation has been completed and approved by the Illinois EPA or the U.S. EPA and 24 that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2021.

•

PECO has identified 26 sites, 17 of which have been remediated in accordance with applicable PA DEP regulatory requirements. The remaining 9 sites are currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2022.

•

BGE has identified 13 former gas manufacturing or purification sites that it currently owns or owned at one time through a predecessor’s acquisition. Two gas manufacturing sites require some level of remediation and ongoing monitoring under the direction of the MDE. The required costs at these two sites are not considered material. The first phase of an investigation of an additional gas purification site (Riverside) was completed during the first quarter of 2015 at the direction of the MDE and investigations continue under MDE’s direction. For more information, see the discussion of the Riverside site below.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

As of Three Months Ended March 31, 2017 and December 31, 2016, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

March 31, 2017	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$425	$319
Generation	71	—
ComEd	288	286
PECO	33	31
BGE	4	2
PHI (Successor)	29	—
Pepco	26	—
DPL	2	—
ACE	1	—

December 31, 2016	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$429	$325
Generation	72	—
ComEd	292	291
PECO	33	31
BGE	2	2
PHI (Successor)	30	1
Pepco	27	—
DPL	2	1
ACE	1	—

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

Water Quality

Benning Road Site NPDES Permit Limit Exceedances.    Pepco holds an NPDES permit issued by EPA with a July 19, 2009 effective date, which authorizes discharges from the Benning Road service facility. The 2009 permit for the first time imposed numerical limits on the allowable concentration of certain metals in storm water discharged from the site into the Anacostia River. The permit contemplated that Pepco would meet these limits over time through the use of best management practices (BMPs). The BMPs were effective in reducing metal concentrations in storm water discharges, but were not sufficient to meet all of the numerical limits for all metals.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The 2009 permit remains in effect pending EPA’s action on the Pepco renewal application, including resolution of the stormwater compliance issues. On October 30, 2015, EPA filed a Clean Water Act civil enforcement action against Pepco in federal district court, and in March 2016 the court granted a motion by the Anacostia Riverkeeper to intervene in this case as a plaintiff along with EPA. Since 2009 Pepco has installed runoff mitigation measures and implemented new operating procedures to comply with regulations. In January 2017, the parties agreed to a settlement in the form of a Consent Decree whereby Pepco will pay a civil penalty in the amount of $1.6 million, continue the BMPs to manage stormwater, construct a new stormwater treatment system, and make certain other capital improvements to the stormwater management system. The Consent Decree has been lodged with the Court and has been subject to a 30-day public comment period. Upon completion of its review of public comments, It is expected that the Court will approve the Consent Decree in the second quarter of 2017. Pepco has established appropriate accruals for the liabilities under the Consent Agreement, which is included in the table above.

Solid and Hazardous Waste

Cotter Corporation.    The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. In 2000, ComEd sold Cotter to an unaffiliated third-party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. On May 29, 2008, the EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the landfill cover remediation for the site is approximately $90 million, including escalation, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability, which is included in the table above. By letter dated January 11, 2010, the EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve complete excavation of the radiological contamination. On September 30, 2011, the PRPs submitted the supplemental feasibility study to the EPA for review. Since June 2012, the EPA has requested that the PRPs perform a series of additional analyses and groundwater and soil sampling as part of the supplemental feasibility study, that were completed in December 2016. While the EPA has not yet announced a schedule for selection of the final remedy, the PRPs believe that the EPA announcement of the proposed remedy will not take place until the end of 2017, or possibly the first quarter of 2018. Thereafter, the EPA will select a final remedy and seek to enter into a Consent Decree with the PRPs to effectuate the remedy. Recent investigation has identified a number of other parties who may be PRPs and could be liable to contribute to the final remedy. Further investigation is underway. Generation believes that a partial excavation remedy is reasonably possible, and the partial excavation costs, inclusive of a landfill cover, could range from approximately $225 million to $650 million; such costs would likely be shared by the final group of identified PRPs. Generation believes the likelihood that the EPA would require a complete excavation remedy is remote. The cost of a partial or complete excavation could have a material, unfavorable impact on Generation’s and Exelon’s future results of operations and cash flows.

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

On February 2, 2016, the U.S. Senate passed a bill to transfer remediation authority over the West Lake Landfill from the EPA to the U.S. Army Corps of Engineers, under the Formerly Utilized Sites Remedial Action Program (FUSRAP). The legislation was not passed in the U.S. House of Representatives, and would therefore require reintroduction in the Senate for consideration in the current session of Congress. Should such proposed legislation ultimately become law, it would be subject to annual funding appropriations in the U.S. Budget. Remediation under FUSRAP would not alter the liability of the PRPs, but would likely delay the determination of a final remedy and its implementation.

On August 8, 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri. The Latty Avenue site is included in ComEd’s indemnification responsibilities discussed above as part of the sale of Cotter. The radioactive residues had been generated initially in connection with the processing of uranium ores as part of the U.S. government’s Manhattan Project. Cotter purchased the residues in 1969 for initial processing at the Latty Avenue facility for the subsequent extraction of uranium and metals. In 1976, the NRC found that the Latty Avenue site had radiation levels exceeding NRC criteria for decontamination of land areas. Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under the FUSRAP. The DOJ has not yet formally advised the PRPs of the amount that it is seeking, but it is believed to be approximately $90 million. The DOJ and the PRPs agreed to toll the statute of limitations until August 2017 so that settlement discussions could proceed. Based on Generation’s preliminary review, it appears probable that Generation has liability to Cotter under the indemnification agreement and has established an appropriate accrual for this liability, which is included in the table above.

Commencing in February 2012, a number of lawsuits have been filed in the U.S. District Court for the Eastern District of Missouri. Among the defendants were Exelon, Generation and ComEd, all of which were subsequently dismissed from the case, as well as Cotter, which remains a defendant. The suits allege that individuals living in the North St. Louis area developed some form of cancer or other serious illness due to Cotter’s negligent or reckless conduct in processing, transporting, storing, handling and/or disposing of radioactive materials. Plaintiffs are asserting public liability claims under the Price-Anderson Act. Their state law claims for negligence, strict liability, emotional distress, and medical monitoring have been dismissed. The complaints do not contain specific damage claims. In the event of a finding of liability against Cotter, it is reasonably possible that Exelon would be financially responsible due to its indemnification responsibilities of Cotter described above. The court has dismissed a number of lawsuits, and is expected to dismiss additional lawsuits based on a recent ruling. Pre-trial motions and discovery are proceeding in the remaining cases and a pre-trial scheduling order has been filed with the court. At this stage of the litigation, Generation and ComEd cannot estimate a range of loss, if any.

68th Street Dump.    In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, and notified BGE and 19 others that they are PRPs at the site. In connection with BGE’s 2000 corporate restructuring the responsibility for this liability was transferred to Constellation and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

as a result of the 2012 Exelon and CEG merger is now Generation’s responsibility. In March 2004, the PRPs formed the 68th Street Coalition and entered into consent order negotiations with the U.S. EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the U.S. EPA and the PRPs with respect to investigation of the site became effective. The settlement requires the PRPs, over the course of several years, to identify contamination at the site and recommend clean-up options. The PRPs submitted their investigation of the range of clean-up options in the first quarter of 2011. Although the investigation and options provided to the U.S. EPA are still subject to U.S. EPA review and selection of a remedy, the range of estimated clean-up costs to be allocated among all of the PRPs is in the range of $50 million to $64 million. On September 30, 2013, EPA issued the Record of Decision identifying its preferred remedial alternative for the site. The estimated cost for the alternative chosen by EPA is consistent with the PRPs estimated range of costs noted above. Based on Generation’s preliminary review, it appears probable that Generation has liability and has established an appropriate accrual for its share of the estimated clean-up costs which is included in the table above.

Rossville Ash Site.    The Rossville Ash Site is a 32-acre property located in Rosedale, Baltimore County, Maryland, which was used for the placement of fly ash from 1983-2007. The property is owned by Constellation Power Source Generation, LLC (CPSG), a wholly-owned subsidiary of Generation. In 2008, CPSG investigated and remediated the property by entering it into the Maryland Voluntary Cleanup Program (VCP) to address any historic environmental concerns and ready the site for appropriate future redevelopment. The site was accepted into the program in 2010 and is currently going through the process to remediate the site and receive closure from MDE. Exelon currently estimates the cost to close the site to be approximately $4 million which has been fully reserved and included in the table above as of March 31, 2017.

Sauer Dump.    On May 30, 2012, BGE was notified by the U.S. EPA that it is considered a PRP at the Sauer Dump Superfund site in Dundalk, Maryland. The U.S. EPA offered BGE and three other PRPs the opportunity to conduct an environmental investigation and present cleanup recommendations at the site. In addition, the U.S. EPA is seeking recovery from the PRPs of $1.7 million for past cleanup and investigation costs at the site. On March 11, 2013, BGE and three other PRPs signed an Administrative Settlement Agreement and Order on Consent with the U.S. EPA which requires the PRPs to conduct a remedial investigation and feasibility study at the site to determine what, if any, are the appropriate and recommended cleanup activities for the site. The ultimate outcome of this proceeding is uncertain. Since the U.S. EPA has not selected a cleanup remedy and the allocation of the cleanup costs among the PRPs has not been determined, an estimate of the range of BGE’s reasonably possible loss, if any, cannot be determined. It is possible, however, that resolution of this matter could have a material, unfavorable impact on Exelon’s and BGE’s future results of operations and cash flows, and an appropriate accrual has been established and is included in the table above.

Riverside.    In 2013, the MDE, at the request of EPA, conducted a site inspection and limited environmental sampling of certain portions of the 170 acre Riverside property owned by BGE. The site consists of several different parcels with different current and historical uses. The sampling included soil and groundwater samples for a number of potential environmental contaminants. The sampling confirmed the existence of contaminants consistent with the known historical uses of the various portions of the site. In March 2014, the MDE requested that BGE conduct an investigation which included a site-wide investigation of soils, sediment, groundwater, and surface water to complement the MDE sampling. The field investigation was completed in January 2015, and a final report was provided to MDE in June 2015. In November 2015, MDE provided BGE with its comments and recommendations on the report which require BGE to conduct further investigation and sampling at the site to better delineate the nature and extent of historic contamination, including off-site sediment and soil sampling. MDE did not request any interim remediation at this time and BGE anticipates completing the additional work requested by the end of the second quarter of 2017. BGE has established what it believes is an appropriate reserve based upon the investigation to date. The established reserve is included in the table above. As the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

investigation and potential remediation proceed, it is possible that additional reserves could be established, in amounts that could be material to BGE.

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

The initial RI field work began in January 2013 and was completed in December 2014. In April 2015, Pepco and Pepco Energy Services submitted a draft RI Report to DOEE. After review, DOEE determined that additional field investigation and data analysis was required to complete the RI process (much of which was beyond the scope of the original DOEE-approved RI work plan). In the meantime, Pepco and Pepco Energy Services revised the draft RI Report to address DOEE’s comments and DOEE released the draft RI Report for public review in February 2016. Once the additional RI work has been completed, Pepco and Pepco Energy Services will issue a draft “final” RI report for review and comment by DOEE and the public. Pepco and Pepco Energy Services will then proceed to develop an FS to evaluate possible remedial alternatives for submission to DOEE. The Court has established a schedule for completion of the RI and FS, and approval by the DOEE, by June 2018.

Upon DOEE’s approval of the final RI and FS Reports, Pepco and Pepco Energy Services will have satisfied their obligations under the consent decree. At that point, DOEE will prepare a Proposed Plan regarding further response actions. After considering public comment on the Proposed Plan, DOEE will issue a Record of Decision identifying any further response actions determined to be necessary.

PHI, Pepco and Pepco Energy Services have determined that a loss associated with this matter for PHI, Pepco and Pepco Energy Services is probable and an estimated liability for this issue has been accrued, which is included in the table above. As the remedial investigation proceeds and potential remedies are identified, it is possible that additional accruals could be established in amounts that could be material to PHI, Pepco and Pepco Energy Services. Pursuant to Exelon’s March 2016 acquisition of PHI, Pepco Energy Services was transferred to Generation. The ultimate resolution of this matter is currently not expected to have any significant financial impact on Generation.

Anacostia River Tidal Reach.    Contemporaneous with the Benning RI/FS being performed by Pepco and Pepco Energy Services, DOEE and certain federal agencies have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-D.C. boundary line to the confluence of the Anacostia and Potomac Rivers. In March 2016, DOEE released a draft of the river-wide RI

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Report for public review and comment. The river-wide RI incorporated the results of the river sampling performed by Pepco and Pepco Energy Services as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by DOEE’s contractor. DOEE asked Pepco, along with parties responsible for other sites along the river, to participate in a “Consultative Working Group” to provide input into the process for future remedial actions addressing the entire tidal reach of the river and to ensure proper coordination with the other river cleanup efforts currently underway, including cleanup of the river segment adjacent to the Benning Road site resulting from the Benning Road RI/FS. Pepco responded that it will participate in the Consultative Working Group but its participation is not an acceptance of any financial responsibility beyond the work that will be performed at the Benning Road site described above. DOEE has advised the Consultative Working Group that the federal and DOEE authorities are conducting phase 2 of a remedial investigation. DOEE has targeted June 2018 as the date for remedy selection for clean-up of sediments in this section of the river. The Consultative Working Group and the other possible PRPs have provided input into the proposed clean-up process and schedule. At this time, it is not possible to predict the extent of Pepco’s participation in the river-wide RI/FS process, and Pepco cannot estimate the reasonably possible range of loss for response costs beyond those associated with the Benning RI/FS component of the river-wide initiative. It is possible, however, that resolution of this matter could have a material, unfavorable impact on Exelon’s and Pepco’s future results of operations and cash flows.

Conectiv Energy Wholesale Power Generation Sites.    In July 2010, PHI sold the wholesale power generation business of Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries (Conectiv Energy) to Calpine Corporation (Calpine). Under New Jersey’s Industrial Site Recovery Act (ISRA), the transfer of ownership triggered an obligation on the part of Conectiv Energy to remediate any environmental contamination at each of the nine Conectiv Energy generating facility sites located in New Jersey. Under the terms of the sale, Calpine has assumed responsibility for performing the ISRA-required remediation and for the payment of all related ISRA compliance costs up to $10 million. PHI is obligated to indemnify Calpine for any ISRA compliance remediation costs in excess of $10 million. According to PHI’s estimates, the costs of ISRA-required remediation activities at the 9 generating facility sites located in New Jersey are in the range of approximately $7 million to $18 million, and PHI has established an appropriate accrual for its share of the estimated clean-up costs, which is included in the table above. Pursuant to Exelon’s March 2016 acquisition of PHI, Conectiv Energy was transferred to Generation, however, the responsibility to indemnify Calpine remained at PHI. The ultimate resolution of this matter is currently not expected to have any significant financial impact on PHI.

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

Exelon, PHI and Pepco have determined that a loss associated with this matter is probable and have estimated that the costs for implementation of a closure plan and cap on the site are in the range of approximately $3 million to $6 million, for which an appropriate reserve has been established and is included in the table above. Exelon, PHI and Pepco believe that the costs incurred in this matter will be recoverable from NRG under the 2000 sale agreement.

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

At March 31, 2017 and December 31, 2016, Generation had reserved approximately $82 million and $83 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2017, approximately $23 million of this amount related to 240 open claims presented to Generation, while the remaining $59 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary.

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

To date, most asbestos claims which have been resolved relating to BGE and certain Constellation subsidiaries have been dismissed or resolved without any payment and a small minority of these cases has been resolved for amounts that were not material to BGE or Generation’s financial results. Presently, there are an immaterial number of asbestos cases pending against BGE and certain Constellation subsidiaries.

Continuous Power Interruption (Exelon and ComEd)

Section 16-125 of the Illinois Public Utilities Act provides that in the event an electric utility, such as ComEd, experiences a continuous power interruption of four hours or more that affects (in ComEd’s case) more than 30,000 customers, the utility may be liable for actual damages suffered by customers as a result of the interruption and may be responsible for reimbursement of local governmental emergency and contingency expenses incurred in connection with the interruption. Recovery of consequential damages is barred. The affected utility may seek from the ICC a waiver of these liabilities when the utility can show that the cause of the interruption was unpreventable damage due to weather events or conditions, customer tampering, or certain other causes enumerated in the law. As of March 31, 2017 and December 31, 2016, ComEd did not have any material liabilities recorded for these storm events.

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

Conduit Lease with City of Baltimore (Exelon and BGE)

On September 23, 2015, the Baltimore City Board of Estimates approved an increase in annual rental fees for access to the Baltimore City underground conduit system effective November 1, 2015, from $12 million to $42 million, subject to an annual increase thereafter based on the Consumer Price Index. BGE subsequently entered into litigation with the City regarding the amount of and basis for establishing the conduit fee. On November 30, 2016, the Baltimore City Board of Estimates approved a settlement agreement entered into

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

between BGE and the City to resolve the disputes and pending litigation related to BGE’s use of and payment for the underground conduit system. As a result of the settlement, the parties have entered into a six-year lease that reduces the annual expense to $25 million in the first three years and caps the annual expense in the last three years to not more than $29 million. BGE recorded a credit to Operating and maintenance expense in the fourth quarter of approximately $28 million for the reversal of the previously higher fees accrued in the current year as well as the settlement of prior year disputed fee true-up amounts.

Deere Wind Energy Assets (Exelon and Generation)

In 2013, Deere & Company (“Deere”) filed a lawsuit against Generation in the Delaware Superior Court relating to Generation’s acquisition of the Deere wind energy assets. Under the purchase agreement, Deere was entitled to receive earn-out payments if certain specific wind projects already under development in Michigan met certain development and construction milestones following the sale. In the complaint, Deere seeks to recover a $14 million earn-out payment associated with one such project, which was never completed. Generation has filed counterclaims against Deere for breach of contract, with a right of recoupment and set off. On June 2, 2016, the Delaware Superior Court entered summary judgment in favor of Deere. On January 17, 2017, Generation filed an appeal of the Superior Court’s summary judgment decision with the Supreme Court of Delaware. Generation has accrued an amount to cover its potential liability.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

18.    Supplemental Financial Information (All Registrants)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$68	$68	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	32	32	—	—	—	—	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	222	222	—	—	—	—	—	—	—
Non-regulatory agreement units	166	166	—	—	—	—	—	—	—
Net unrealized losses on pledged assets
Zion Station decommissioning	(1)	(1)	—	—	—	—	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(234)	(234)	—	—	—	—	—	—	—

Total decommissioning-related activities	253	253	—	—	—	—	—	—	—

Investment income	2	2	—	—	—	—	—	—	—
Interest income related to uncertain income tax positions	1	—	—	—	—	—	—	—	—
AFUDC — Equity	17	—	2	2	4	9	5	2	2
Other	10	4	2	—	—	4	3	1	—

Other, net	$283	$259	$4	$2	$4	$13	$8	$3	$2

									Successor	Predecessor
	Three Months Ended March 31, 2016								March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI	PHI
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$34	$34	$—	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	21	21	—	—	—	—	—	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	79	79	—	—	—	—	—	—	—	—
Non-regulatory agreement units	52	52	—	—	—	—	—	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	2	2	—	—	—	—	—	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(95)	(95)	—	—	—	—	—	—	—	—

Total decommissioning-related activities	93	93	—	—	—	—	—	—	—	—

Investment income	6	1	—	—	1	—	—	—	—	—
Long-term lease income	4	—	—	—	—	—	—	—	—	—
Interest income related to uncertain income tax positions	1	—	—	—	—	1	—	1	—	—
AFUDC—Equity	8	—	2	2	3	4	1	2	1	7
Loss on debt extinguishment	(2)	(2)	—	—	—	—	—	—	—	—
Other	4	1	2	—	—	4	2	1	1	(11)

Other, net	$114	$93	$4	$2	$4	$9	$3	$4	$2	$(4)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of net income taxes related to all NDT fund activity for those units. See Note 16 — Asset Retirement Obligations of the Exelon 2016 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

The following utility taxes are included in revenues and expenses for the three months ended March 31, 2017 and 2016. Generation’s utility tax expense represents gross receipts tax related to its retail operations, and the utility registrants’ utility tax expense represents municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended March 31, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Utility taxes	$224	$32	$59	$31	$26	$76	$71	$5	$—

									Successor	Predecessor
	Three Months Ended March 31, 2016								March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI	PHI
Utility taxes	$153	$28	$59	$35	$24	$79	$5	$—	$7	$77

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Depreciation, amortization and accretion
Property, plant and equipment(a)	$754	$289	$190	$64	$80	$112	$50	$30	$21
Amortization of regulatory assets(a)	128	—	18	7	48	55	32	9	14
Amortization of intangible assets, net(a)	14	13	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	2	2	—	—	—	—	—	—	—
Nuclear fuel(c)	264	264	—	—	—	—	—	—	—
ARO accretion(d)	112	110	—	—	—	—	—	—	—

Total depreciation, amortization and accretion	$1,274	$678	$208	$71	$128	$167	$82	$39	$35

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

									Successor	Predecessor
	Three Months Ended March 31, 2016								March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI	PHI
Depreciation, amortization and accretion
Property, plant and equipment(a)	$606	$278	$170	$60	$75	$42	$27	$20	$9	$94
Amortization of regulatory assets(a)	65	—	19	7	34	33	12	20	5	58
Amortization of intangible assets, net(a)	14	11	—	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	(14)	(14)	—	—	—	—	—	—	—	—
Nuclear fuel(c)	283	283	—	—	—	—	—	—	—	—
ARO accretion(d)	109	109	—	—	—	—	—	—	—	—

Total depreciation, amortization and accretion	$1,063	$667	$189	$67	$109	$75	$39	$40	$14	$152

(a)	Included in Depreciation and amortization on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(b)	Included in Operating revenues or Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(c)	Included in Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(d)	Included in Operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended March 31, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$157	$54	$44	$7	$16	$24	$7	$3	$3
Loss from equity method investments	10	10	—	—	—	—	—	—	—
Provision for uncollectible accounts	34	9	7	17	5	(4)	(5)	(1)	1
Stock-based compensation costs	31	—	—	—	—	—	—	—	—
Other decommissioning-related activity(a)	(84)	(84)	—	—	—	—	—	—	—
Energy-related options(b)	(4)	(4)	—	—	—	—	—	—	—
Amortization of regulatory asset related to debt costs	2	—	1	—	—	1	—	—	—
Amortization of rate stabilization deferral	(14)	—	—	—	7	(21)	(15)	(6)	—
Amortization of debt fair value adjustment	(5)	(3)	—	—	—	(2)	—	—	—
Discrete impacts from EIMA(c)	(24)	—	(24)	—	—	—	—	—	—
Amortization of debt costs	9	4	1	—	—	—	—	—	—
Provision for excess and obsolete inventory	2	1	1	—	—	—	—	—	—
Other	4	3	1	(1)	(4)	(6)	(2)	(3)	(2)

Total other non-cash operating activities	$118	$(10)	$31	$23	$24	$(8)	$(15)	$(7)	$2

Non-cash investing and financing activities:
Change in capital expenditures not paid	$(298)	$(354)	$25	$—	$41	$(5)	$(6)	$9	$—
Non-cash financing of capital projects	10	10	—	—	—	—	—	—	—
Dividends on stock compensation	2	—	—	—	—	—	—	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

									Successor	Predecessor
	Three Months Ended March 31, 2016								March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI	PHI
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$136	$54	$41	$8	$16	$8	$5	$4	$3	$23
Loss from equity method investments	3	3	—	—	—	—	—	—	—	—
Provision for uncollectible accounts	41	6	9	16	12	5	5	7	(2)	16
Stock-based compensation costs	44	—	—	—	—	—	—	—	—	3
Other decommissioning-related activity(a)	(55)	(55)	—	—	—	—	—	—	—	—
Energy-related options(b)	(9)	(9)	—	—	—	—	—	—	—	—
Amortization of regulatory asset related to debt costs	1	—	1	—	—	1	—	—	—	1
Amortization of rate stabilization deferral	20	—	—	—	20	1	4	—	—	5
Amortization of debt fair value adjustment	(3)	(3)	—	—	—	—	—	—	—	—
Discrete impacts from EIMA(c)	(14)	—	(14)	—	—	—	—	—	—	—
Amortization of debt costs	8	4	1	1	1	—	—	—	—	—
Provision for excess and obsolete inventory	1	1	—	—	—	1	1	1	—	1
Merger-related commitments(d)(e)	503	3	—	—	—	138	100	120	358	—
Severance costs	69	4	—	—	—	—	—	—	52	—
Asset retirement costs	—	—	—	—	—	—	4	2	—	—
Lower of cost or net realizable value inventory adjustment	36	36	—	—	—	—	—	—	—	—
Other	23	7	(6)	(1)	(5)	(1)	(1)	(2)	(1)	(3)

Total other non-cash operating activities	$804	$51	$32	$24	$44	$153	$118	$132	$410	$46

Non-cash investing and financing activities:
Change in capital expenditures not paid	$(290)	$(234)	$25	$(65)	$(4)	$9	$8	$(9)	$(7)	$11
Fair value of net assets contributed to Generation in connection with the PHI Merger, net of cash(d)(f)	—	119	—	—	—	—	—	—	—	—
Fair value of net assets distributed to Exelon in connection with the PHI Merger, net of cash(d)(f)	—	—	—	—	—	—	—	—	127	—
Fair value of pension obligation transferred in connection with the PHI Merger	—	—	—	—	—	—	—	—	45	—
Assumption of member purchase liability	—	—	—	—	—	—	—	—	29	—
Change in PPE related to ARO update	62	62	—	—	—	—	—	—	—	—
Indemnification of like-kind exchange position(g)	—	—	1	—	—	—	—	—	—	—
Non-cash financing of capital projects	31	31	—	—	—	—	—	—	—	—
Dividends on stock compensation	1	—	—	—	—	—	—	—	—	—

(a)

Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 16 — Asset Retirement Obligations of the Exelon 2016 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of March 31, 2017 and December 31, 2016.

								Successor
March 31, 2017	Exelon		Generation		ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Property, plant and equipment:
Accumulated depreciation and amortization	$19,716	(a)	$10,801	(a)	$4,040	$3,293	$3,311	$281	$3,090	$1,195	$1,032
Accounts receivable:
Allowance for uncollectible accounts	$346		$97		$80	$72	$35	$61	$18	$20	$23

								Successor
December 31, 2016	Exelon		Generation		ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Property, plant and equipment:
Accumulated depreciation and amortization	$19,169	(b)	$10,562	(b)	$3,937	$3,253	$3,254	$195	$3,050	$1,175	$1,016
Accounts receivable:
Allowance for uncollectible accounts	$334		$91		$70	$61	$32	$80	$29	$24	$27

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $3,171 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $3,186 million.

PECO Installment Plan Receivables (Exelon and PECO)

PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The net receivable balance for installment plans with terms greater than one year was $9 million and $9 million as of March 31, 2017 and December 31, 2016, respectively. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 — Significant Accounting Policies of the Exelon 2016 Form 10-K. The allowance for uncollectible accounts balance associated with these receivables at March 31, 2017 of $11 million consists of $0 million, $3 million and $8 million for low risk, medium risk and high risk segments, respectively. The allowance for uncollectible accounts balance at December 31, 2016 of $13 million consists of $1 million, $3 million and $9 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of March 31, 2017 and December 31, 2016 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on its payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 — Significant Accounting Policies of the Exelon 2016 Form 10-K.

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

In the first quarter of 2016, following the consummation of the PHI Merger, three new reportable segments were added: Pepco, DPL and ACE. As a result, Exelon has twelve reportable segments, which include ComEd, PECO, BGE, PHI’s three reportable segments consisting of Pepco, DPL, and ACE, and Generation’s six reportable segments consisting of the Mid-Atlantic, Midwest, New England, New York, ERCOT and all other power regions referred to collectively as “Other Power Regions”, which includes activities in the South, West and Canada. ComEd, PECO, BGE, Pepco, DPL and ACE each represent a single reportable segment, and as such, no separate segment information is provided for these Registrants. Exelon, ComEd, PECO, BGE, Pepco, DPL and ACE’s CODMs evaluate the performance of and allocate resources to ComEd, PECO, BGE, Pepco, DPL and ACE based on net income and return on equity.

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

The CODMs for Exelon and Generation evaluate the performance of Generation’s electric business activities and allocate resources based on revenues net of purchased power and fuel expense (RNF). Generation believes that RNF is a useful measurement of operational performance. RNF is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report. Generation’s operating revenues include all sales to third parties and affiliated sales to the Utility Registrants. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for Generation’s owned generation and fuel costs associated with tolling agreements. The results of Generation’s other business activities are not regularly reviewed by the CODM and are therefore not classified as operating segments or included in the regional reportable segment amounts. These activities include natural gas, as well as other miscellaneous business activities that are not significant to Generation’s overall operating revenues or results of operations. Further, Generation’s unrealized mark-to-market gains and losses on economic hedging activities and its amortization of certain intangible assets and liabilities relating to commodity contracts recorded at fair value from mergers and acquisitions are also excluded from the regional reportable segment amounts. Exelon and Generation do not use a measure of total assets in making decisions regarding allocating resources to or assessing the performance of these reportable segments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2017 and 2016 is as follows:

Three Months Ended March 31, 2017 and 2016

					Successor
	Generation(a)	ComEd	PECO	BGE	PHI(b)	Other(c)	Intersegment Eliminations	Exelon
Operating revenues(d):
2017
Competitive businesses electric revenues	$3,720	$—	$—	$—	$—	$—	$(328)	$3,392
Competitive businesses natural gas revenues	918	—	—	—	—	—	—	918
Competitive businesses other revenues	250	—	—	—	—	—	—	250
Rate-regulated electric revenues	—	1,298	590	667	1,097	—	(8)	3,644
Rate-regulated natural gas revenues	—	—	206	284	66	—	(3)	553
Shared service and other revenues	—	—	—	—	12	419	(431)	—
2016
Competitive businesses electric revenues	$3,695	$—	$—	$—	$—	$—	$(266)	$3,429
Competitive businesses natural gas revenues	822	—	—	—	—	—	—	822
Competitive businesses other revenues	222	—	—	—	—	—	—	222
Rate-regulated electric revenues	—	1,249	644	680	90	—	(6)	2,657
Rate-regulated natural gas revenues	—	—	197	249	3	—	(5)	444
Shared service and other revenues	—	—	—	—	12	405	(418)	(1)
Intersegment revenues(e):
2017	$328	$5	$1	$5	$12	$419	$(770)	$—
2016	266	5	1	5	12	405	(695)	(1)
Net income (loss):
2017	$409	$141	$127	$125	$140	$39	$—	$981
2016	257	115	124	101	(309)	(164)	(1)	123
Total assets:
March 31, 2017	$48,609	$28,756	$10,932	$8,821	$21,018	$10,700	$(11,768)	$117,068
December 31, 2016	46,974	28,335	10,831	8,704	21,025	10,369	(11,334)	114,904

(a)

Generation includes the six reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Power Regions. Intersegment revenues for Generation for the three months ended March 31, 2017 include revenue from sales to PECO of $45 million, sales to BGE of $134 million, sales to Pepco of $83 million, sales to DPL of $51 million, and sales to ACE of $9 million in the Mid-Atlantic region, and sales to ComEd of $5 million in the Midwest region. For the three months ended March 31, 2016, intersegment revenues for Generation include revenue from sales to PECO of $79 million and sales to BGE of $173 million in the Mid-Atlantic region, and sales to ComEd of $5 million in the Midwest region. For the Successor period of March 24, 2016 to March 31, 2016, intersegment revenues for Generation include revenue from sales to Pepco of $6 million, sales to DPL of $4 million, and sales to ACE of $1 million in the Mid-Atlantic region.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

Amounts included represent activity for PHI’s successor period, March 24, 2016 through March 31, 2016. PHI includes the three reportable segments: Pepco, DPL and ACE. See tables below for PHI’s predecessor periods, including Pepco, DPL and ACE, for January 1, 2016 to March 23, 2016 and for the three months ended March 31, 2016.

(c)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(d)

Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses on the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18 — Supplemental Financial Information for total utility taxes for the three months ended March 31, 2017 and 2016.

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

Successor and Predecessor PHI:

	Pepco	DPL	ACE	Other(b)	Intersegment Eliminations	PHI
Operating revenues(a):
Three Months Ended March 31, 2017 —Successor
Rate-regulated electric revenues	$530	$296	$275	$—	$(4)	$1,097
Rate-regulated natural gas revenues	—	66	—	—	—	66
Shared service and other revenues	—	—	—	12	—	12
March 24, 2016 to March 31, 2016 —Successor
Rate-regulated electric revenues	$40	$24	$23	$3	$—	$90
Rate-regulated natural gas revenues	—	3	—	—	—	3
Shared service and other revenues	—	—	—	12	—	12
January 1, 2016 to March 23, 2016 —Predecessor
Rate-regulated electric revenues	$511	$279	$268	$42	$(4)	$1,096
Rate-regulated natural gas revenues	—	56	—	1	—	57
Shared service and other revenues	—	—	—	—	—	—
Intersegment revenues:
Three Months Ended March 31, 2017 —Successor	$1	$2	$1	$13	$(5)	$12
March 24, 2016 to March 31, 2016 —Successor	—	—	—	12	—	12
January 1, 2016 to March 23, 2016 —Predecessor	1	2	1	—	(4)	—
Net income (loss):
Three Months Ended March 31, 2017 —Successor	$58	$57	$28	$(15)	$12	$140
March 24, 2016 to March 31, 2016 —Successor	(140)	(98)	(105)	22	12	(309)
January 1, 2016 to March 23, 2016 —Predecessor	32	26	5	(44)	—	19
Total assets:
March 31, 2017 — Successor	$7,417	$4,191	$3,451	$10,785	$(4,826)	$21,018
December 31, 2016 — Successor	7,335	4,153	3,457	10,804	(4,724)	21,025

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(a)

Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses on the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18 — Supplemental Financial Information for total utility taxes for the three months ended March 31, 2017 and 2016.

(b)

Other primarily includes PHI’s corporate operations, shared service entities and other financing and investment activities. For the predecessor periods presented, Other includes the activity of PHI’s unregulated businesses which were distributed to Exelon and Generation as a result of the PHI Merger.

Generation total revenues:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic	$1,429	$(4)	$1,425	$1,532	$(12)	$1,520
Midwest	1,051	2	1,053	1,089	6	1,095
New England	549	(2)	547	471	(1)	470
New York	310	(3)	307	218	(15)	203
ERCOT	192	(1)	191	163	—	163
Other Power Regions	189	(5)	184	222	1	223

Total Revenues for Reportable Segments	3,720	(13)	3,707	3,695	(21)	3,674

Other(b)	1,168	13	1,181	1,044	21	1,065

Total Generation Consolidated Operating Revenues	$4,888	$—	$4,888	$4,739	$—	$4,739

__________

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.
(b)

Other represents activities not allocated to a region. See text above for a description of included activities. Includes a $3 million decrease to revenues and a $20 million increase to revenues for the amortization of intangible assets and liabilities related to commodity contracts recorded at fair value for the three months ended March 31, 2017 and 2016, respectively, unrealized mark-to-market gains of $44 million and $63 million for the three months ended March 31, 2017 and 2016, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues net of purchased power and fuel expense:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RN	Total RNF
Mid-Atlantic	$755	$18	$773	$832	$9	$841
Midwest	704	11	715	715	3	718
New England	115	(4)	111	86	(5)	81
New York	153	—	153	141	(11)	130
ERCOT	94	(25)	69	81	(20)	61
Other Power Regions	108	(44)	64	86	(10)	76

Total Revenues net of purchased power and fuel expense for Reportable Segments	1,929	(44)	1,885	1,941	(34)	1,907

Other(b)	161	44	205	356	34	390

Total Generation Revenues net of purchased power and fuel expense	$2,090	$—	$2,090	$2,297	$—	$2,297

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.
(b)

Other represents activities not allocated to a region. See text above for a description of included activities. Includes a $3 million decrease to RNF and a $19 million increase to RNF for the amortization of intangible assets and liabilities related to commodity contracts for the three months ended March 31, 2017 and 2016, respectively, unrealized mark-to-market losses of $49 million and gains of $103 million for the three months ended March 31, 2017 and 2016, respectively, and the elimination of intersegment revenue net of purchased power and fuel expense.

20.    Subsequent Events (Exelon and Generation)

EGTP, a Delaware limited liability company, was formed in 2014 with the purpose of financing a portfolio of assets comprised of two combined-cycle gas turbines (CCGTs) and three peaking/simple cycle facilities consisting of approximately 3.4 GW of generation capacity in ERCOT North and Houston Zones. EGTP is an indirect wholly owned subsidiary of Exelon and Generation. Each of the aforementioned facilities is held through a wholly-owned direct subsidiary of EGTP. EGTP also owns two equity method investments in shared facility companies. EGTP, its direct parent and its wholly owned subsidiaries secure a nonrecourse senior secured term loan facility, a revolving loan facility and certain commodity and interest rate swaps.

EGTP’s operating cash flows have been negatively impacted by certain market conditions including, but not limited to: low power prices, higher fuel prices and the seasonality of its cash flows. Despite the declining operating cash flows, EGTP remained in compliance with its covenants related to the project financing through March 31, 2017. On May 2, 2017, EGTP entered into a consent agreement with its lenders to permit EGTP to draw on its revolving credit facility and initiate an orderly sales process to sell the assets of its wholly-owned subsidiaries, the proceeds from which will first be used to pay the administrative costs of administering the sale, the normal and ordinary costs of operating the plants and repayment of the secured debt of EGTP, including the revolving credit facility. As a result, in the second quarter, Exelon and Generation will reclassify certain EGTP’s assets and liabilities on Exelon’s and Generation’s Consolidated Balance Sheets as held for sale at their respective fair values. Exelon and Generation estimate a pre-tax impairment charge upon reclassification ranging from $300 million to $400 million will be recognized in the second quarter of 2017. See Note 10 — Debt and Credit Agreements for details regarding the nonrecourse debt associated with EGTP. The resolution of this matter has no direct effect on any other Exelon or Generation debt or credit facilities.

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

Pepco, DPL and ACE are operating companies of PHI, which is a utility services holding company and a wholly owned subsidiary of Exelon.

Exelon has twelve reportable segments consisting of Generation’s six reportable segments (Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Power Regions in Generation), ComEd, PECO, BGE and PHI’s three utility reportable segments (Pepco, DPL and ACE). See Note 19 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon’s reportable segments.

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

PHI Service Company, a wholly owned subsidiary of PHI, provides a variety of support services at cost, including legal, accounting, engineering, distribution and transmission planning, asset management, system operations, and power procurement, to PHI and its operating subsidiaries. These services are directly charged or allocated pursuant to service agreements among PHI Service Company and the participating operating subsidiaries.

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

Financial Results of Operations

GAAP Results of Operations

The following table sets forth Exelon’s GAAP consolidated results of operations for the three months ended March 31, 2017 compared to the same period in 2016. The 2016 amounts include the operations of PHI, Pepco, DPL and ACE from March 24, 2016 through March 31, 2016. All amounts presented below are before the impact of income taxes, except as noted.

	Three Months Ended March 31,								Favorable (Unfavorable) Variance
	2017							2016
	Generation	ComEd	PECO	BGE	PHI	Other	Exelon	Exelon(b)
Operating revenues	$4,888	$1,298	$796	$951	$1,175	$(351)	$8,757	$7,573	$1,184
Purchased power and fuel expense	2,798	334	287	350	461	(331)	3,899	3,254	(645)

Revenue net of purchased power and fuel expense(a)	2,090	964	509	601	714	(20)	4,858	4,319	539

Other operating expenses
Operating and maintenance	1,488	370	208	183	256	(45)	2,460	2,835	375
Depreciation and amortization	302	208	71	128	167	20	896	685	(211)
Taxes other than income	143	72	38	62	111	10	436	325	(111)

Total other operating expenses	1,933	650	317	373	534	(15)	3,792	3,845	53
Gain on sales of assets	4	—	—	—	—	—	4	9	(5)
Bargain purchase gain	226	—	—	—	—	—	226	—	226

Operating income (loss)	387	314	192	228	180	(5)	1,296	483	813

Other income and (deductions)
Interest expense, net	(100)	(85)	(31)	(27)	(62)	(68)	(373)	(287)	(86)
Other, net	259	4	2	4	13	1	283	114	169

Total other income and (deductions)	159	(81)	(29)	(23)	(49)	(67)	(90)	(173)	83

Income (loss) before income taxes	546	233	163	205	131	(72)	1,206	310	896
Income taxes	127	92	36	80	(9)	(111)	215	184	(31)
Equity in losses of unconsolidated affiliates	(10)	—	—	—	—	—	(10)	(3)	(7)

Net income	409	141	127	125	140	39	981	123	858
Net loss attributable to noncontrolling interests and preference stock dividends	(14)	—	—	—	—	—	(14)	(50)	(36)

Net income attributable to common shareholders	$423	$141	$127	$125	$140	$39	$995	$173	$822

(a)

The Registrants evaluate operating performance using the measure of revenues net of purchased power and fuel expense. The Registrants believe that revenues net of purchased power and fuel expense is a useful measurement because it provides information that can be used to evaluate their operational performance. Revenues net of purchased power and fuel expense is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

(b)	As a result of the PHI Merger, Exelon includes the consolidated results of PHI, Pepco, DPL and ACE from March 24, 2016 through March 31, 2016.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Exelon’s net income attributable to common shareholders was $995 million for the three months ended March 31, 2017 as compared to $173 million for the three months ended March 31, 2016, and diluted earnings per average common share were $1.07 for the three months ended March 31, 2017 as compared to $0.19 for the three months ended March 31, 2016.

Revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, increased by $539 million for the three months ended March 31, 2017 as compared to the same period in 2016. The year-over-year increase in revenue net of purchased power and fuel expense was primarily due to the following favorable factors:

•	Increase of $63 million at ComEd primarily due to revenue decoupling impacts, increased capital investment, increased depreciation expense and higher allowed ROE due to an increase in treasury rates;

•	Increase of $45 million at BGE primarily due to increased distribution revenue as a result of electric and natural gas rates increases effective in June 2016; and

•

Increase of $647 million in revenue net of purchased power and fuel due to the inclusion of PHI’s results for the three months ended March 31, 2017 compared to the period March 24, 2016 to March 31, 2016.

The year-over-year increase in revenue net of purchased power and fuel expense was partially offset by the following factors:

•	Decrease of $152 million at Generation due to mark-to-market losses of $49 million in 2017 from economic hedging activities as compared to gains of $103 million in 2016; and

•

Decrease of $55 million at Generation primarily due to the impacts of declining natural gas prices on Generation’s natural gas portfolio, decreased capacity prices and lower realized energy prices, partially offset by the impact of the Ginna Reliability Support Services Agreement and the absence of oil inventory write downs in 2017.

Operating and maintenance expense decreased by $375 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to the following favorable factors:

•	Decrease of $141 million at Corporate due to merger commitments of $1 million in 2017 compared to $142 million in 2016;

•	Decrease of $109 million at Generation due to long-lived asset impairments of $10 million in 2017 compared to $119 million in 2016;

•	Decrease of $34 million at Corporate due to the absence of certain merger and integration costs in 2017 compared to $34 million in 2016;

•	Decrease of $12 million at BGE due to lower incremental storm costs in the first quarter of 2017 compared to the first quarter of 2016; and

•

Decrease of $425 million at PHI primarily due to the deferral of previously expensed merger-related costs of $6 million for the three months ended March 31, 2017 compared to merger commitment and other merger-related costs of $419 million for the period March 24, 2016 to March 31, 2016.

The year-over-year decrease in operating and maintenance expense was partially offset by the following unfavorable factors:

•

Increase in Generation’s labor, contracting and materials cost of $95 million primarily due to increased merger and integration costs, the inclusion of Pepco Energy Services results for the three months ended March 31, 2017 compared to the period March 24, 2016 to March 31, 2016 and increased contracting costs related to energy efficiency projects; and

•	Increase of $28 million at Generation due to increased nuclear outage costs; and

•

Increase of $232 million, exclusive of merger-related costs discussed above, in operating and maintenance expense due to the inclusion of PHI’s results for the three months ended March 31, 2017 compared to the period March 24, 2016 to March 31, 2016.

Depreciation and amortization expense increased by $211 million primarily due to increased depreciation expense as a result of ongoing capital expenditures across all operating companies and the inclusion of PHI’s results for the three months ended March 31, 2017 compared to the period March 24, 2016 to March 31, 2016.

Taxes other than income increased by $111 million primarily due to increased property and utility taxes as a result of the inclusion of PHI’s results for the three months ended March 31, 2017 compared to the period March 24, 2016 to March 31, 2016.

Bargain purchase gain increased by $226 million due to the gain associated with the FitzPatrick acquisition.

Interest expense, net increased by $86 million primarily due to higher outstanding debt and the inclusion of PHI’s results for the three months ended March 31, 2017 compared to the period March 24, 2016 to March 31, 2016.

Other, net increased by $169 million primarily due to the change in realized and unrealized gains and losses on NDT funds at Generation.

Exelon’s effective income tax rates for the three months ended March 31, 2017 and 2016 were 17.8% and 59.4%, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

For further detail regarding the financial results for the three months ended March 31, 2017, including explanation of the non-GAAP measure revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings

Exelon’s adjusted (non-GAAP) operating earnings for the three months ended March 31, 2017 were $605 million, or $0.65 per diluted share, compared with adjusted (non-GAAP) operating earnings of $632 million, or $0.68 per diluted share for the same period in 2016. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of period-over-period operating results and provide an indication of Exelon’s baseline operating performance excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three months ended March 31, 2017 as compared to the same period in 2016. The footnotes below the table provide tax expense (benefit) impacts:

	Three Months Ended March 31,
	2017		2016
(All amounts after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$995	$1.07	$173	$0.19
Mark-to-Market Impact of Economic Hedging Activities(a)	30	0.03	(64)	(0.07)
Unrealized (Gains) Related to NDT Fund Investments(b)	(99)	(0.10)	(31)	(0.03)
Merger and Integration Costs(c)	25	0.03	76	0.08
Merger Commitments(d)	(137)	(0.15)	394	0.42
Long-Lived Asset Impairments(e)	—	—	71	0.07
Amortization of Commodity Contract Intangibles(f)	3	—	(12)	(0.01)
Cost Management Program(g)	4	—	14	0.02
Tax Settlements(h)	(5)	(0.01)	—	—
Reassessment of State Deferred Income Taxes(i)	(20)	(0.02)	—	—
Bargain Purchase Gain(j)	(226)	(0.24)	—	—
CENG Noncontrolling Interests(k)	35	0.04	11	0.01

Adjusted (non-GAAP) Operating Earnings	$605	$0.65	$632	$0.68

(a)

Reflects the impact of net losses (gains) for the three months ended March 31, 2017 and 2016 (net of taxes of $19 million and $39 million, respectively), on Generation’s economic hedging activities. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(b)

Reflects the impact of net unrealized (gains) losses for the three months ended March 31, 2017 and 2016 (net of taxes of $65 million and $19 million, respectively) on Generation’s NDT fund investments for Non-Regulatory Agreement Units. See Note 12 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(c)

Reflects certain costs incurred for the PHI acquisition for the three months ended March 31, 2017 and 2016 (net of taxes of $3 million and $26 million, respectively), and the FitzPatrick acquisition for the three months ended March 31, 2017 (net of taxes of $12 million), including professional fees, employee-related expenses, integration activities and upfront credit facilities fees. See Note 4 — Mergers, Acquisitions and Dispositions of the Combined Notes to Consolidated Financial Statements for additional detail related to merger and acquisition costs.

(d)

Represents a decrease in reserves for uncertain tax positions related to the deductibility of certain merger commitments associated with the 2012 CEG and 2016 PHI acquisitions for the three months ended March 31, 2017, and costs and adjustments incurred as part of the settlement orders approving the PHI acquisition for the three months ended March 31, 2016 (net of taxes of $114 million). See Note 4 — Mergers, Acquisitions and Dispositions of the Combined Notes to Consolidated Financial Statements for additional detail related to PHI Merger commitments.

(e)	Reflects the impairment of Upstream assets at Generation for the three months ended March 31, 2016 (net of taxes of $49 million).
(f)

Reflects the non-cash impact for the three months ended March 31, 2017 and 2016 (net of taxes of $2 million and $7 million, respectively), of the amortization of intangible assets, net, primarily related to commodity contracts recorded at fair value for the Integrys acquisition in 2016 and the ConEdison Solutions acquisition in 2017.

(g)

Reflects reorganization costs, and in 2016 severance costs, related to a cost management program for the three months ended March 31, 2017 and 2016 (net of taxes of $3 million and $9 million, respectively).

(h)	Reflects benefits related to the favorable settlement of certain income tax positions related to PHI’s unregulated business interests for the three months ended March 31, 2017.
(i)

Reflects the non-cash impact of the remeasurement of state deferred income taxes, primarily as a result of changes in forecasted apportionment related to the PHI acquisition in 2016 and a change in the statutory tax rate in 2017.

(j)	Represents the excess of the fair value of assets and liabilities acquired over the purchase price for the FitzPatrick acquisition.
(k)	Represents Generation’s noncontrolling interest related to CENG exclusion items, primarily related to the impact of unrealized gains and losses on NDT fund investments and mark-to-market activity.

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

For the three months ended March 31, 2017 and 2016, expense has been recognized for the PHI Merger and FitzPatrick acquisition as follows:

	Pre-tax Expense
	Three Months Ended March 31, 2017
Merger, Integration and Acquisition Costs:	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Transaction(b)	$1	$1	$—	$—	$—	$—	$—	$—	$—
Other(d)	40	41	—	1	2	(5)	1	(7)	1

Total	$41	$42	$—	$1	$2	$(5)	$1	$(7)	$1

	Pre-tax Expense
	Three Months Ended March 31, 2016
Merger and Integration Costs:	Exelon(a)	Generation(a)	ComEd	PECO	BGE	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
Transaction(b)	$35	$—	$—	$—	$—	$—	$—	$—	$—
Employee-Related(c)	71	12	1	1	1	56	27	16	13
Other(d)	(4)	4	(9)	1	1	—	—	—	—

Total	$102	$16	$(8)	$2	$2	$56	$27	$16	$13

(a)	For Exelon, Generation, PHI, Pepco, DPL, and ACE, includes the operations of the acquired businesses beginning on March 24, 2016.
(b)	External, third party costs paid to advisors, consultants, lawyers and other experts to assist in the due diligence and regulatory approval processes and in the closing of transactions.
(c)	Costs primarily for employee severance, pension and OPEB expense and retention bonuses.
(d)

Costs to integrate PHI processes and systems into Exelon. For the three months ended March 31, 2017, also includes costs to integrate FitzPatrick processes and systems into Exelon. For the three months ended March 31, 2016, also includes the reversal of previously incurred acquisition, integration and financing costs of $9 million incurred at ComEd that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for more information.

As of March 31, 2017, Exelon expects to incur total PHI acquisition and integration related costs of approximately $700 million, excluding merger commitments. Of this amount, including costs incurred from 2014 through March 31, 2017, Exelon and PHI have incurred approximately $640 million. Included in this amount are costs to fund the merger of which $76 million has been expensed, $56 million has been paid and recorded as deferred debt issuance costs and $60 million has been incurred and charged to common stock. The remaining costs will be primarily within Operating and maintenance expense within Exelon’s Consolidated Statements of Operations and Comprehensive Income and will also include approximately $25 million for integration costs expected to be capitalized to Property, plant and equipment.

Significant 2017 Transactions and Developments

Acquisition of James A. FitzPatrick Nuclear Generating Station

On March 31, 2017, Generation acquired the 838 MW single-unit James A. FitzPatrick (FitzPatrick) nuclear generating station for a total purchase price of $293 million. In accounting for the acquisition as a business combination, Exelon and Generation recorded an after-tax bargain purchase gain of $226 million which is included within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. See Note 4 — Mergers, Acquisitions and Dispositions of the Combined Notes to the Consolidated Financial Statements for additional information regarding the Generation’s acquisition of Fitzpatrick and related costs.

Generation Renewables Joint Venture Transaction

On March 31, 2017, ExGen Renewables Holdings, LLC, a wholly-owned subsidiary of Generation, entered into an arrangement to sell 49% of its sole membership interest of ExGen Renewables Partners, LLC, a newly formed owner and operator of approximately 1,296 megawatts of Generation’s operating wind and solar electric generating facilities. This portfolio consists of 30 different projects located in 13 states and represents approximately 34.9% of Generation’s renewable generation assets and 4.0% of Generation’s total generation assets. The purchase price is $400 million, subject to certain working capital and other post-closing adjustments. These proceeds, net of approximately $115 million of income taxes on the sale, will be used by Generation to pay down debt and for general corporate purposes. Upon consummation of the transaction, ExGen Renewables Holdings will be the managing member and have day-to-day control and management over the joint venture and its renewable generation portfolio. Consummation of the transaction is expected in the late second quarter or early third quarter and is subject to various customary closing conditions, including receipt of regulatory approvals from the Federal Energy Regulatory Commission and Public Utility Commission of Texas.

Distribution Formula Rate

On April 13, 2017, ComEd filed its annual distribution formula rate with the ICC pursuant to EIMA. The filing establishes the revenue requirement used to set the rates that will take effect in January 2018 after the ICC’s review and approval, which is due by December 2017. The revenue requirement requested is based on 2016 actual costs plus projected 2017 capital additions as well as an annual reconciliation of the revenue requirement in effect in 2016 to the actual costs incurred that year. ComEd’s 2017 filing request includes a total increase to the revenue requirement of $96 million, reflecting an increase of $78 million for the initial revenue requirement for 2017 and a increase of $18 million related to the annual reconciliation for 2016. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for further information related to distribution formula rate updates.

Illinois Future Energy Jobs Act

On December 7, 2016, FEJA was signed into law by the Governor of Illinois. FEJA is effective June 1, 2017, and includes, among other provisions, (1) a ZES providing compensation for certain nuclear-powered generating facilities, (2) an extension of and certain adjustments to ComEd’s electric distribution formula rate, (3) new cumulative persisting annual energy efficiency MWh savings goals for ComEd, (4) revisions to the Illinois RPS requirements, (5) provisions for adjustments to or termination of FEJA programs if the average impact on ComEd’s customer rates exceeds specified limits, (6) revisions to the existing net metering statute to (i) mandate net metering for community generation projects, and establish billing procedures for subscribers to those projects, (ii) provide immediately for netting at the energy-only rate for nonresidential customers, and (iii) transition from netting at the full retail rate to the energy-only rate for certain residential net metering customers once the net meter customer load equals 5% of total peak demand supplied in the previous year and (7) support for low income rooftop and community solar programs. FEJA establishes new or adjusts existing rate recovery mechanisms for ComEd to recover costs associated with the new or expanded energy efficiency and RPS requirements. Regulatory or legal challenges over the validity of FEJA are possible. See Note 5 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information regarding FEJA. See Note 7 — Early Nuclear Plant Retirements of the Combined Notes to the Consolidated Financial Statements for the impacts of ZES on Generation’s Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income.

Pepco Maryland Electric Distribution Rates

On March 24, 2017, Pepco filed an application with the MDPSC requesting an increase of $69 million based on a ROE of 10.1%. The application includes a request for an income tax adjustment to reflect full normalization of removal costs associated with pre-1981 property, which accounts for $18 million of the requested increase. Pepco expects a decision in the matter in the fourth quarter of 2017, but cannot predict how much of the requested rate increase the MDPSC will approve or if it will approve the requested income tax adjustment.

DPL Maryland Electric Distribution Rates

On February 15, 2017, the MDPSC approved an increase in DPL electric distribution rates of $38 million based on a ROE of 9.6%. The new rates became effective for services rendered on or after February 15, 2017. The MDPSC also denied DPL’s request to continue its Grid Resiliency Program, through which DPL proposed to invest $4.6 million a year for two years to improve priority feeders and install single-phase reclosing fuse technology. The final order did not result in the recognition of any incremental regulatory assets or liabilities during the first quarter of 2017.

DPL Delaware Electric and Natural Gas Distribution Rates

On March 8, 2017, DPL entered into a settlement agreement with the Division of the Public Advocate, Delaware Electric Users Group and the DPSC Staff in its electric distribution rate proceeding, which provides for an increase in DPL electric distribution rates of $31.5 million based on an ROE of 9.7%. The settlement agreement also provides that the rates currently in effect, as approved by the DPSC, effective July 16, 2016 and December 17, 2016, will remain in effect until the date of the final DPSC order and that no refund will be required. As a result, during the first quarter of 2017, DPL established a regulatory asset of $8 million for costs incurred to achieve the merger and reversed a regulatory liability of $1 million for electric revenues that are no longer subject to refund which resulted in an increase in net income of $5 million. DPL currently expects a final order on the settlement agreement during the second quarter of 2017.

On April 6, 2017, DPL entered into a settlement agreement with the Division of the Public Advocate and the DPSC Staff in its natural gas distribution rate proceeding, which provides for an increase in DPL natural gas distribution rates of $4.9 million based on an ROE of 9.7%. The settlement agreement also provides that DPL will refund amounts in excess of the $4.9 million increase collected under the temporary rates effective July 16, 2016 and December 17, 2016, and that the new rates will be effective within thirty days of DPSC approval of the settlement agreement. In the event that the final order reflects the settlement agreement, DPL does not expect the impact to be material to its financial statements. DPL currently expects a final order on the settlement agreement during the second quarter of 2017.

ACE New Jersey Electric Distribution Rates

On March 30, 2017, ACE submitted an application with the NJBPU to increase its electric distribution rates by approximately $70 million (before New Jersey sales and use tax), based upon a requested ROE of 10.1%. The application also requests approval of a rate surcharge mechanism called the “System Renewal Recovery Charge,” which would permit accelerated recovery of certain costs associated with reliability and system renewal-related capital investments. ACE currently expects a decision in this matter in the first quarter of 2018, but cannot predict if the NJBPU will approve the application as filed.

Transmission Formula Rate

The following total increases/(decreases) were included in ComEd’s and BGE’s electric transmission formula rate filings:

	2017
Annual Transmission Filings(a)	ComEd	BGE
Initial revenue requirement increase	$44	$31
Annual reconciliation (decrease) increase	(33)	3
Dedicated facilities decrease(b)	—	(8)

Total revenue requirement increase	$11	$26

Allowed return on rate base(c)	8.43%	7.47%
Allowed ROE(d)	11.50%	10.50%

(a)	All rates are effective June 2017, subject to review by the FERC and other parties, which is due by fourth quarter 2017.
(b)	BGE’s transmission revenues include a FERC approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
(c)	Represents the weighted average debt and equity return on transmission rate bases.
(d)

As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.50% and the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55%. As part of the FERC-approved settlement of the ROE complaint against BGE, the rate of return on common equity is 10.50%, inclusive of a 50 basis point incentive adder for being a member of a regional transmission organization.

PECO Transmission Formula Rate

On May 1, 2017, PECO filed a request with FERC seeking approval to update its transmission rates and change the manner in which PECO’s transmission rate is determined from a fixed rate to a formula rate. The formula rate would be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. The formula rate filing includes a requested increase of $22 million to PECO’s annual transmission revenues and a requested rate of return on common equity of 11%, inclusive of a 50 basis point adder for being a member of a regional transmission organization. PECO requested that the new transmission rate be effective as of July 2017. PECO cannot predict how much, if any, of a transmission rate increase FERC may approve or when the rate increase may go into effect.

Westinghouse Electric Company LLC Bankruptcy

On March 29, 2017, Westinghouse Electric Company LLC (Westinghouse) and its affiliated debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In the petitions and supporting documents, Westinghouse makes clear that its requests for relief center on one business area that is losing money — the construction of nuclear power plants in Georgia and South Carolina. Through the bankruptcy, Westinghouse seeks to reorganize around its profitable core business, which includes nuclear fuel fabrication and related services and other services provided to existing nuclear power plants in the U.S. and around the world. For these reasons, at this time, Generation does not anticipate disruption to the Westinghouse fuel fabrication contracts for Braidwood, Byron, or Ginna or other existing contracts for Generation’s nuclear power plants. Generation is monitoring the bankruptcy proceeding to ensure that its rights are protected.

Merger Commitment Unrecognized Tax Benefits

Exelon established a liability for an uncertain tax position associated with the tax deductibility of certain merger commitments incurred by Exelon in connection with the acquisitions of Constellation in 2012 and PHI in

2016. In the first quarter 2017, as a part of its examination of Exelon’s return, the IRS National Office issued guidance concurring with Exelon’s position that the merger commitments were deductible. As a result, Exelon, Generation, PHI, Pepco, DPL, and ACE decreased their liability for unrecognized tax benefits by $146 million, $19 million, $59 million, $21 million, $16 million, and $22 million, respectively, as of March 31, 2017, resulting in a benefit to Income taxes on Exelon’s, Generation’s, PHI’s, Pepco’s, DPL’s and ACE’s Consolidated Statements of Operations and Comprehensive Income and corresponding decreases in their effective tax rates.

EGTP Consent Agreement

In September 2014, EGTP, an indirect subsidiary of Exelon and Generation, issued $675 million aggregate principal amount of a nonrecourse senior secured term loan. On May 2, 2017, EGTP entered into a consent agreement with its lenders to permit EGTP to draw on its revolving credit facility and initiate an orderly sales process to sell the assets of its wholly-owned subsidiaries, the proceeds from which will first be used to pay the administrative costs of administering the sale, the normal and ordinary costs of operating the plants and repayment of the secured debt of EGTP, including the revolving credit facility. As a result, in the second quarter, Exelon and Generation will reclassify certain EGTP’s assets and liabilities on Exelon’s and Generation’s Consolidated Balance Sheets as held for sale at their respective fair values. Exelon and Generation estimate a pre-tax impairment charge upon reclassification ranging from $300 million to $400 million will be recognized in the second quarter of 2017. See Note 10 — Debt and Credit Agreements and Note 20 — Subsequent Events for additional information regarding EGTP and the associated nonrecourse debt.

Exelon’s Strategy and Outlook for 2017 and Beyond

Exelon’s value proposition and competitive advantage come from its scope and its core strengths of operational excellence and financial discipline. Exelon leverages its integrated business model to create value. Exelon’s regulated and competitive businesses feature a mix of attributes that, when combined, offer shareholders and customers a unique value proposition:

•	Exelon’s utilities provide a foundation for steadily growing earnings, which translates to a stable currency in our stock.

•	Generation’s competitive businesses provide free cash flow to invest primarily in the utilities and in long-term, contracted assets and to reduce debt.

Exelon believes its strategy provides a platform for optimal success in an energy industry experiencing fundamental and sweeping change.

Exelon’s utility strategy is to improve reliability and operations and enhance the customer experience, while ensuring ratemaking mechanisms provide the utilities fair financial returns. The Exelon utilities only invest in rate base where it provides a benefit to customers and the community by improving reliability and the service experience or otherwise meeting customer needs. The Exelon utilities make these investments at the lowest reasonable cost to customers. Exelon seeks to leverage its scale and expertise across the utilities platform through enhanced standardization and sharing of resources and best practices to achieve improved operational and financial results. Additionally, the Utility Registrants anticipate making significant future investments in smart meter technology, transmission projects, gas infrastructure, and electric system improvement projects, providing greater reliability and improved service for our customers and a stable return for the company.

Generation’s competitive businesses create value for customers by providing innovative energy solutions and reliable, clean and affordable energy. Generation’s electricity generation strategy is to pursue opportunities that provide stable revenues and generation to load matching to reduce earnings volatility. Generation leverages its energy generation portfolio to deliver energy to both wholesale and retail customers. Generation’s customer-facing activities foster development and delivery of other innovative energy-related products and services for its customers. Generation operates in well-developed energy markets and employs an integrated hedging strategy to manage commodity price volatility. Its generation fleet, including its nuclear plants which consistently operate at high capacity factors, also provide geographic and supply source diversity. These factors help Generation mitigate the current challenging conditions in competitive energy markets.

Exelon’s financial priorities are to maintain investment grade credit metrics at each of the Registrants, to maintain optimal capital structure and to return value to Exelon’s shareholders with an attractive dividend throughout the energy commodity market cycle and through stable earnings growth. Exelon’s Board of Directors has approved a dividend policy providing a raise of 2.5% each year for three years, beginning with the June 2016 dividend.

Various market, financial, regulatory, legislative and operational factors could affect the Registrants’ success in pursuing their strategies. Exelon continues to assess infrastructure, operational, commercial, policy, and legal solutions to these issues. See ITEM 1A. RISK FACTORS of the Exelon 2016 Form 10-K for additional information regarding market and financial factors.

Continually optimizing the cost structure is a key component of Exelon’s financial strategy. Through a recent focused cost management program, the company has committed to reducing operation and maintenance expenses and capital costs by approximately $350 million and $50 million, respectively, of which approximately 35% of run-rate savings was achieved by the end of 2016. Approximately 60% of run-rate savings are expected to be achieved by the end of 2017 and fully realized in 2018. At least 75% of the savings are expected to be related to Generation, with the remaining amount related to the Utility Registrants.

Growth Opportunities

Management continually evaluates growth opportunities aligned with Exelon’s businesses, assets and markets, leveraging Exelon’s expertise in those areas and offering sustainable returns.

Regulated Energy Businesses.    The PHI merger provides an opportunity to accelerate Exelon’s regulated growth to provide stable cash flows, earnings accretion, and dividend support. Additionally, the Utility Registrants anticipate investing approximately $25 billion over the next five years in electric and natural gas infrastructure improvements and modernization projects, including smart meter and smart grid initiatives, storm hardening, advanced reliability technologies, and transmission projects, which is projected to result in an increase to current rate base of approximately $9 billion by the end of 2021. The Utility Registrants invest in rate base where beneficial to customers and the community by increasing reliability and the service experience or otherwise meeting customer needs. These investments are made at the lowest reasonable cost to customers.

See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the Smart Meter and Smart Grid Initiatives and infrastructure development and enhancement programs.

Competitive Energy Businesses.    Generation continually assesses the optimal structure and composition of its generation assets as well as explores wholesale and retail opportunities within the power and gas sectors. Generation’s long-term growth strategy is to prioritize investments in long-term contracted generation across multiple technologies and identify and capitalize on opportunities that provide generation to load matching as a means to provide stable earnings, while identifying emerging technologies where strategic investments provide the option for significant future growth or influence in market development. As of March 31, 2017, Generation has currently approved plans to invest a total of approximately $600 million over the next two years to complete new plant construction currently in progress.

Liquidity Considerations

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

Exelon, Generation, ComEd, PECO, BGE, Pepco, DPL and ACE have unsecured syndicated revolving credit facilities with aggregate bank commitments of $0.6 billion, $5.3 billion, $1 billion, $0.6 billion, $0.6 billion, $0.3 billion, $0.3 billion and $0.3 billion, respectively. Generation also has bilateral credit facilities with aggregate maximum availability of $0.5 billion. See Liquidity and Capital Resources — Credit Matters — Exelon Credit Facilities below.

For further detail regarding the Registrants’ liquidity for the three months ended March 31, 2017, see Liquidity and Capital Resources discussion below.

Project Financing

Generation utilizes individual project financings as a means to finance the construction of various generating asset projects. Project financing is based upon a nonrecourse financial structure, in which project debt and equity used to finance the project are paid back from the cash generated by the newly constructed asset once operational. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default. If a specific project financing entity does not maintain compliance with its specific debt financing covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment was not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to satisfy its associated debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. See Note 10 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for additional information on nonrecourse debt.

Other Key Business Drivers and Management Strategies

Utility Rates and Rate Proceedings

The Utility Registrants file rate cases with their regulatory commissions seeking increases or decreases to their electric transmission and distribution, and gas distribution rates to recover their costs and earn a fair return on their investments. The outcomes of these regulatory proceedings impact the Utility Registrants’ current and future results of operations, cash flows and financial position. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for further details on these regulatory proceedings.

Power Markets

Price of Fuels

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

Capacity Market Changes in PJM

In the wake of the January 2014 Polar Vortex that blanketed much of the Eastern and Midwestern United States, it became clear that while a major outage event was narrowly avoided, resources in PJM were not providing the level of reliability expected by customers. As a result, on December 12, 2014, PJM filed at FERC a proposal to make significant changes to its current capacity market construct, the Reliability Pricing Model (RPM). PJM’s proposed changes generally sought to improve resource performance and reliability largely by limiting the excuses for non-performance and by increasing the penalties for performance failures. The proposal permits suppliers to include in capacity market offers additional costs and risk so they can meet these higher performance requirements. While offers are expected to put upward pressure on capacity clearing prices, operational improvements made as a result of PJM’s proposal are expected to improve reliability, to reduce energy production costs as a result of more efficient operations and to reduce the need for out of market energy payments to suppliers. Generation participated actively in PJM’s stakeholder process through which PJM developed the proposal and also actively participated in the FERC proceeding including filing comments. On June 9, 2015, FERC approved PJM’s filing largely as proposed by PJM, including transitional auction rules for delivery years 2016/2017 through 2017/2018. As a result of this and several related orders, PJM hosted its 2018/2019 Base Residual Auction (results posted on August 21, 2015) and its transitional auction for delivery year 2016/2017 (results posted on August 31, 2015) and its transitional auction for delivery years 2017/2018 (results posted on September 9, 2015). On May 10, 2016, FERC largely denied rehearing, and a number of parties appealed to the U.S. Court of Appeals for the DC Circuit for review of the decision. It is too early in the process to predict the appeal outcome.

MISO Capacity Market Results

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

On October 1, 2015, FERC announced that it was conducting a non-public investigation (that does not involve Exelon or Generation) into whether market manipulation or other potential violations occurred related to the auction. On December 31, 2015, FERC issued a decision that certain of the rules governing the establishment of capacity prices in downstate Illinois are “not just and reasonable” on a prospective basis. FERC ordered that certain rules be changed prior to the April 2016 auction which set capacity prices for the 2016/2017 planning year. In response to this order, MISO filed certain rule changes with FERC. On March 18, 2016, FERC largely denied rehearing of its December 31, 2015 order. FERC continues to conduct its non-public investigation to determine if the April 2015 auction results were manipulated and, if so, whether refunds are appropriate. FERC did establish May 28, 2015, the day the first complaint was filed, as the date from which refunds (if ordered) would be calculated, and it also made clear that the findings in the December 31, 2015 order do not prejudge the investigation or related proceedings. Generation cannot predict the impact the FERC order may ultimately have on future auction results, capacity pricing or decisions related to the potential early retirement of the Clinton nuclear plant, however, such impacts could be material to Generation’s future results of operations and cash flows. See Note 7 — Early Nuclear Plant Retirements of the Combined Notes to the Consolidated Financial Statements for additional information on the impacts of the MISO announcement.

Subsidized Generation

The rate of expansion of subsidized generation, in the markets in which Generation’s output is sold can negatively impact wholesale power prices, and in turn, Generation’s results of operations.

Various states have attempted to implement or propose legislation, regulations or other policies to subsidize new generation development which may result in artificially depressed wholesale energy and capacity prices. For example, the New Jersey legislature enacted into law in January 2011, the Long Term Capacity Pilot Program Act (LCAPP). LCAPP provides eligible generators with 15-year fixed contracts for the sale of capacity in the PJM capacity market. Under LCAPP, the local utilities in New Jersey are required to pay (or receive) the difference between the price eligible generators receive in the capacity market and the price guaranteed under the 15-year contract. New Jersey ultimately selected three proposals to participate in LCAPP and build new generation in the state. In addition, on April 12, 2012, the MDPSC issued an order directing the Maryland electric utilities to enter into a 20-year contract for differences (CfD) with CPV Maryland, LLC (CPV), under which CPV was required to construct an approximately 700 MW combined cycle gas turbine in Waldorf, Maryland. The CfD mandated that utilities (including BGE, Pepco and DPL) pay (or receive) the difference between CPV’s contract price and the revenues it receives for capacity and energy from clearing the unit in the PJM capacity market.

Exelon and others challenged the constitutionality and other aspects of the New Jersey legislation in federal court. The actions taken by the MDPSC were also challenged in federal court in an action to which Exelon was not a party. The federal trial courts in both the New Jersey and Maryland actions effectively invalidated the actions taken by the New Jersey legislature and the MDPSC, respectively. Each of those decisions was upheld by the U.S. Court of Appeals for the Third Circuit and the U.S. Court of Appeals for the Fourth Circuit, respectively. On April 19, 2016, the U.S. Supreme Court affirmed the decision of the U.S. Court of Appeals for the Fourth Circuit, and subsequently denied certiorari with respect to the appeal from the U.S. Court of Appeals for the Third Circuit, leaving in place that Court’s decision. The matter is now considered closed.

As required under their contracts, generator developers who were selected in the New Jersey and Maryland programs (including CPV) offered and cleared in PJM’s capacity market auctions. To the extent that the state-required customer subsidies are included under their respective contracts, Exelon believes that these projects may have artificially suppressed capacity prices in PJM in these auctions and may continue to do so in future auctions to the detriment of Exelon. While the court decisions are positive developments, continuation of these state efforts, if successful and unabated by an effective minimum offer price rule (MOPR) for future capacity auctions, could continue to result in artificially depressed wholesale capacity and/or energy prices. Other states could seek to establish programs, which could substantially impact Exelon’s position and could have a significant effect on Exelon’s financial results of operations, financial position and cash flows.

One such state is Ohio, where state-regulated utility companies FirstEnergy Ohio (FE) and AEP Ohio (AEP) initiated actions at the Public Utilities Commission of Ohio (PUCO) to obtain approval for Riders that would effectively allow these two companies to pass through to all customers in their service territories the differences between their costs and market revenues on PPAs entered into between the utility and its merchant generation affiliate for what was collectively more than 6,000MW of primarily coal-fired generation. Thus, the Riders were similar to the CfDs described above (except that the PPA Riders in Ohio would apply to existing generation facilities whereas the CfDs applied to new generation facilities). While FERC orders on April 27, 2016 largely alleviated the concerns related to the Riders by holding that the PPAs ran afoul of affiliate restrictions on FE and AEP, we continue to closely monitor developments in Ohio.

In addition, Exelon continues to monitor developments in Maryland, New Jersey, and other states and participates in stakeholder and other processes to ensure that similar state subsidies are not developed. Exelon remains active in advocating for competitive markets, while opposing policies that require taxpayers and/ or consumers to subsidize or give preferential treatment to generation providers or technologies that do not provide superior reliability or environmental benefits, or that would threaten the reliability and value of the integrated electricity grid.

Complaints at FERC Seeking to Mitigate Illinois and New York Programs Providing ZECs

PJM and NYISO capacity markets include a Minimum Offer Price Rule (MOPR) that is intended to preclude buyers from exercising buyer market power. If a resource is subjected to a MOPR, its offer is adjusted to remove the revenues it receives through a federal, state or other government-provided financial support program — resulting in a higher offer that may not clear the capacity market. Currently, the MOPRs in PJM and NYISO apply only to certain new resources. Exelon has generally opposed policies that required subsidies or give preferential treatment to generation providers or technologies that do not provide superior reliability or environmental benefits, or that would threaten the reliability and value of the integrated electricity grid. Thus, Exelon has supported a MOPR as a means of minimizing the detrimental impact of certain subsidized resources could have on capacity markets (such as the New Jersey (LCAPP) and Maryland (CfD) programs. However, in Exelon’s view, MOPRs should not be applied to resources that receive compensation for providing superior reliability or environmental benefits.

On January 9, 2017, the Electric Power Supply Association (EPSA) filed two requests with FERC: one seeking to amend a prior complaint against PJM and another seeking expedited action on a pending NYISO compliance filing in an existing proceeding. Both filings allege that the relevant MOPR should be expanded to also apply to existing resources receiving ZEC compensation under the New York CES and Illinois ZES programs. Exelon has filed protests at FERC in response to each filing, arguing generally that ZEC payments provide compensation for an environmental attribute that is distinct from the energy and capacity sold in the FERC-jurisdictional markets, and therefore, are no different than other renewable support programs like the PTC and RPS that have generally not been subject to a MOPR. However, if successful, for Generation’s facilities expected to receive ZEC compensation (Quad Cities, Ginna, Nine Mile Point and FitzPatrick), an expanded MOPR could require exclusion of ZEC compensation when bidding into future capacity auctions such that these facilities would have an increased risk of not clearing in those auctions and thus no longer receiving capacity revenues during the respective ZEC programs. Any such mitigation of these generating resources could have a material effect on Exelon’s and Generation’s future cash flows and results of operations. The timing of FERC’s decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

Energy Demand

Modest economic growth partially offset by energy efficiency initiatives is resulting in flat to declining load growth in electricity for the utilities. There is a decrease in projected load for electricity for ComEd, PECO, BGE, and ACE, and an essentially flat projected load for electricity for DPL. ComEd, PECO, BGE, Pepco, ACE and DPL are projecting load volumes to increase (decrease) by (0.1)%, (0.2)%, (2.4)%, (1.4)%, (1.9)%, and 0.0% respectively, in 2017 compared to 2016.

Retail Competition

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

Strategic Policy Alignment

As part of its strategic business planning process, Exelon routinely reviews its hedging policy, dividend policy, operating and capital costs, capital spending plans, strength of its balance sheet and credit metrics, and sufficiency of its liquidity position, by performing various stress tests with differing variables, such as commodity price movements, increases in margin-related transactions, changes in hedging practices, and the impacts of hypothetical credit downgrades.

Exelon’s board of directors declared first quarter 2017 dividends of $0.3275 per share on Exelon’s common stock. The first quarter 2017 dividend was paid on March 10, 2017. The dividend increased from fourth quarter 2016 amount to reflect the Board’s decision to raise Exelon’s dividend 2.5% each year for the next three years, beginning with the June 2016 dividend.

Exelon’s Board of Directors declared the second quarter 2017 dividends of $0.3275 per share each on Exelon’s common stock and is payable on June 9, 2017.

All future quarterly dividends require approval by Exelon’s Board of Directors.

Hedging Strategy

Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2017 and 2018. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. As of March 31, 2017, the percentage of expected generation hedged for the major reportable segments was 97%-100%, 60%-63% and 30%-33% for 2017, 2018, and 2019 respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted generating facilities based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products, and options. Equivalent sales represent all hedging products, such as wholesale and retail sales of power, options and swaps. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well.

Generation procures oil and natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal, oil and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 49% of Generation’s uranium concentrate requirements from 2017 through 2021 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position.

The Utility Registrants mitigate commodity price risk through regulatory mechanisms that allow them to recover procurement costs from retail customers.

Tax Matters

Potential Corporate Tax Reform

The results of the November 2016 U.S. elections have introduced greater uncertainty with respect to federal tax policies. President Trump has stated that one of his top priorities is comprehensive tax reform and House Republicans plan to advance their tax reform “blueprint”. Tax reform proposals call for a reduction in the corporate federal income tax rate from the current 35% to as low as 15%. Other proposals provide, among other items, for the immediate deduction of capital investment expenditures and full or partial elimination of debt interest expense deductions. It is uncertain whether, to what extent or when these or any other changes in federal tax policies will be enacted or the transition time frame for such changes. Further, for the Utility Registrants, regulators may impose rate reductions to provide the benefit of any income tax expense reductions to customers and refund “excess” deferred income taxes previously collected through rates. The amounts and timing of any such rate changes would be subject to the discretion of the rate regulator in each specific jurisdiction. For these reasons, the Registrants cannot predict the impact any potential changes may have on their future results of operations, cash flows or financial position, and such changes could be material.

See Note 11 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for additional information

Environmental Legislative and Regulatory Developments

Exelon was actively involved in the Obama Administration’s development and implementation of environmental regulations for the electric industry, in pursuit of its business strategy to provide reliable, clean, affordable and innovative energy products. These efforts have most frequently involved air, water and waste controls for fossil-fueled electric generating units, as set forth in the discussion below. These regulations have had a disproportionate adverse impact on coal-fired power plants, requiring significant expenditures of capital and variable operating and maintenance expense, and have resulted in the retirement of older, marginal facilities. Due to its low emission generation portfolio, Generation has not been significantly affected by these regulations, representing a competitive advantage relative to electric generators that are more reliant on fossil-fuel plants.

Through the issuance of a series of Executive Orders (EO), President Trump has initiated review of a number of EPA and other regulations issued during the Obama Administration, with the expectation that the Administration will seek repeal or significant revision of these rules. Under these EOs, each executive agency is required to evaluate existing regulations and make recommendations regarding repeal, replacement, or modification. The Administration’s actions are intended to result in less stringent compliance requirements under air, water, and waste regulations. The exact nature, extent, and timing of the regulatory changes are unknown, as well as the ultimate impact on Exelon’s and its subsidiaries results of operations and cash flows.

In particular, the Administration has targeted existing EPA regulations for repeal, including notably the Clean Power Plan, as well as revoking many Executive Orders, reports, and guidance issued by the Obama Administration on the topic of climate change or the regulation of greenhouse gases. The Executive Order also disbanded the Interagency Working Group that developed the social cost of carbon used in rulemakings, and withdrew all technical support documents supporting the calculation. Other regulations that have been specifically identified for review are the Clean Water Act rule relating to jurisdictional waters of the U.S., the Steam Electric Effluent Guidelines relating to waste water discharges from coal-fired power plants, and the 2015 National Ambient Air Quality Standard (NAAQS) for ozone. The review of final rules could extend over several years as formal notice and comment rulemaking process proceeds.

Air Quality

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

Water Quality

Section 316(b) of the Clean Water Act requires that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected by changes to the existing regulations. Those facilities are Calvert Cliffs, Clinton, Dresden, Eddystone, Fairless Hills, Fitzpatrick, Ginna, Gould Street, Handley, Mountain Creek, Mystic 7, Nine Mile Point Unit 1, Oyster Creek, Peach Bottom, Quad Cities, Riverside and Salem. See ITEM 1. — BUSINESS, “Water Quality” of the Exelon 2016 Form 10-K for further discussion.

Solid and Hazardous Waste

In October 2015, the first federal regulation for the disposal of coal combustion residuals (CCR) from power plants became effective. The rule classifies CCR as non-hazardous waste under RCRA. Under the regulation, CCR will continue to be regulated by most states subject to coordination with the federal regulations. Generation has previously recorded accruals consistent with state regulation for its owned coal ash sites, and as such, the regulation is not expected to impact Exelon’s and Generation’s financial results. Generation does not have sufficient information to reasonably assess the potential likelihood or magnitude of any remediation requirements that may be asserted under the new federal regulations for coal ash disposal sites formerly owned by Generation. For these reasons, Generation is unable to predict whether and to what extent it may ultimately be held responsible for remediation and other costs relating to formerly owned coal ash disposal sites under the new regulations.

See Note 17 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for further detail related to environmental matters, including the impact of environmental regulation.

Employees

During 2016, BSC and ComEd extended the collective bargaining agreement (CBA) with IBEW Local 15 by three years; with an expiration date of September 30, 2022. Generation extended its CBA with both the IBEW Local 15 (covering the five Midwest nuclear plants) and IBEW Local 51 (Clinton) by three years; with expiration dates of April 30, 2022 and December 15, 2023, respectively. Additionally, Exelon Nuclear Security successfully ratified its CBA with the UGSOA Local 17 at Oyster Creek to an extension of five years, and Exelon Power successfully ratified its CBA with the IBEW Local 614 to a three year extension. In January 2017, an election was held at BGE which resulted in union representation for approximately 1,400 employees. BGE and IBEW Local 410 will begin negotiations for an initial agreement which could result in some modifications to wages, hours and other terms and conditions of employment. No agreement has been finalized to date and management cannot predict the outcome of such negotiations. In April 2017, Exelon Nuclear Security successfully ratified its CBA with the SPFPA Local 238 at Quad Cities to an extension of three years.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES AND ESTIMATES in Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI’s,

Pepco’s, DPL’s and ACE’s combined 2016 Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, goodwill, purchase accounting, unamortized energy assets and liabilities, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies, revenue recognition, and allowance for uncollectible accounts. At March 31, 2017, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2016.

Results of Operations By Business Segment

Net Income (Loss) Attributable to Common Shareholders by Registrant

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016(a)
Exelon	$995	$173	$822
Generation	423	310	113
ComEd	141	115	26
PECO	127	124	3
BGE	125	98	27
Pepco	58	(108)	166
DPL	57	(72)	129
ACE	28	(100)	128

(a)

For Pepco, DPL and ACE, reflects that Registrant’s operations for the three months ended March 31, 2016. For Exelon and Generation, includes the operations of the PHI acquired businesses for the period of March 24, 2016 through March 31, 2016.

	Successor		Predecessor
	Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI	$140	$(309)	$19

Results of Operations — Generation

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
Operating revenues	$4,888	$4,739	$149
Purchased power and fuel expense	2,798	2,442	(356)

Revenues net of purchased power and fuel expense(a)	2,090	2,297	(207)
Other operating expenses
Operating and maintenance	1,488	1,467	(21)
Depreciation and amortization	302	289	(13)
Taxes other than income	143	126	(17)

Total other operating expenses	1,933	1,882	(51)

Gain on sales of assets	4	—	4
Bargain purchase gain	226	—	226

Operating income	387	415	(28)

Other income and (deductions)
Interest expense, net	(100)	(97)	(3)
Other, net	259	93	166

Total other income and (deductions)	159	(4)	163

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
Income before income taxes	546	411	135
Income taxes	127	151	24
Equity in losses of unconsolidated affiliates	(10)	(3)	(7)

Net income	409	257	152
Net loss attributable to noncontrolling interests	(14)	(53)	(39)

Net income attributable to membership interest	$423	$310	$113

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

Net Income Attributable to Membership Interest

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Generation’s net income attributable to membership interest for the three months ended March 31, 2017 increased compared to the same period in 2016, primarily due to a bargain purchase gain associated with the acquisition of FitzPatrick, increased other income, and lower income taxes, partially offset by lower revenue net of purchased power and fuel expense, higher operating and maintenance expense and higher depreciation and amortization expense . The bargain purchase gain relates to the excess of the fair value of assets and liabilities acquired over the purchase price related to the FitzPatrick acquisition. The increase in other income is primarily due to the change in realized and unrealized gains and losses on NDT funds. The decrease in revenues net of purchased power and fuel expense primarily relates to mark-to-market losses in 2017 compared to mark-to-market gains in 2016, the impacts of declining natural gas prices on Generation’s natural gas portfolio, decreased capacity prices and lower realized energy prices, partially offset by the impact of the Ginna Reliability Support Services Agreement and the absence of oil inventory write downs in 2017. The increase in operating and maintenance expense is primarily related to an increase in the number of nuclear outage days in 2017.

Revenues Net of Purchased Power and Fuel Expense

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

Generation evaluates the operating performance of its electric business activities using the measure of revenue net of purchased power and fuel expense, which is a non-GAAP measurement. Generation’s operating revenues include all sales to third parties and affiliated sales to the Utility Registrants. Purchased power costs include all costs associated with the procurement and supply of electricity including capacity, energy and ancillary services. Fuel expense includes the fuel costs for owned generation and fuel costs associated with tolling agreements.

For the three months ended March 31, 2017 and 2016, Generation’s revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended March 31,		Variance	% Change
	2017	2016
Mid-Atlantic(a)	$773	$841	$(68)	(8.1)%
Midwest(b)	715	718	(3)	(0.4)%
New England	111	81	30	37.0%
New York	153	130	23	17.7%
ERCOT	69	61	8	13.1%
Other Power Regions	64	76	(12)	(15.8)%

Total electric revenue net of purchased power and fuel expense	1,885	1,907	(22)	(1.2)%
Proprietary Trading	—	3	(3)	(100.0)%
Mark-to-market (losses) gains	(49)	103	(152)	(147.6)%
Other(c)	254	284	(30)	(10.6)%

Total revenue net of purchased power and fuel expense	$2,090	$2,297	$(207)	(9.0)%

(a)

Results of transactions with PECO and BGE are included in the Mid-Atlantic region. Results of transactions with Pepco, DPL, and ACE are included in the Mid-Atlantic region beginning on March 24, 2016, the day after the PHI merger was completed.

(b)	Results of transactions with ComEd are included in the Midwest region.

(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Includes amortization of intangible assets related to commodity contracts recorded at fair value of a $3 million decrease and $19 million increase to revenue net of purchased power and fuel expense for the three months ended March 31, 2017 and 2016, respectively.

Generation’s supply sources by region are summarized below:

	Three Months Ended March 31,		Variance	% Change
Supply source (GWh)	2017	2016
Nuclear generation
Mid-Atlantic(a)	16,545	16,208	337	2.1%
Midwest(a)	22,468	23,662	(1,194)	(5.0)%
New York(a)	4,491	4,932	(441)	(8.9)%

Total Nuclear Generation	43,504	44,802	(1,298)	(2.9)%
Fossil and Renewables
Mid-Atlantic	836	898	(62)	(6.9)%
Midwest	418	449	(31)	(6.9)%
New England	2,077	1,924	153	8.0%
New York	1	1	—	—%
ERCOT	1,370	1,376	(6)	(0.4)%
Other Power Regions	1,423	2,147	(724)	(33.7)%

Total Fossil and Renewables	6,125	6,795	(670)	(9.9)%
Purchased Power
Mid-Atlantic	3,398	3,755	(357)	(9.5)%
Midwest	388	706	(318)	(45.0)%
New England	5,064	4,155	909	21.9%
New York(b)	28	—	28	N/A
ERCOT	2,655	2,294	361	15.7%
Other Power Regions	2,384	2,600	(216)	(8.3)%

Total Purchased Power	13,917	13,510	407	3.0%
Total Supply/Sales by Region(b)
Mid-Atlantic(c)	20,779	20,861	(82)	(0.4)%
Midwest(c)	23,274	24,817	(1,543)	(6.2)%
New England	7,141	6,079	1,062	17.5%
New York	4,520	4,933	(413)	(8.4)%
ERCOT	4,025	3,670	355	9.7%
Other Power Regions	3,807	4,747	(940)	(19.8)%

Total Supply/Sales by Region	63,546	65,107	(1,561)	(2.4)%

(a)

Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG).

(b)	Excludes physical proprietary trading volumes of 1,850 GWh and 1,220 GWh for the three months ended March 31, 2017 and 2016, respectively.
(c)

Includes affiliate sales to PECO and BGE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region. As a result of the PHI Merger, includes affiliate sales to Pepco, DPL and ACE in the Mid-Atlantic region beginning on March 24, 2016.

Mid-Atlantic

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The $68 million decrease in revenue net of purchased power and fuel expense in the Mid-Atlantic primarily reflects lower realized energy prices and decreased capacity prices, partially offset by the absence of oil inventory write-downs in 2017.

Midwest

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The $3 million decrease in revenue net of purchased power and fuel expense in the Midwest primarily reflects increased nuclear outage days and decreased capacity prices, partially offset by decreased nuclear fuel prices and higher realized energy prices.

New England

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The $30 million increase in revenue net of purchased power and fuel expense in New England was driven by the absence of oil inventory write-downs in 2017 and increased capacity prices.

New York

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The $23 million increase in revenue net of purchased power and fuel expense in New York was primarily due to the impact of the Ginna Reliability Support Service Agreement, partially offset by increased nuclear outage days.

ERCOT

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The $8 million increase in revenue net of purchased power and fuel expense in ERCOT was primarily due to higher realized energy prices.

Other Power Regions

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The $12 million decrease in revenue net of purchased power and fuel expense in Other Power Regions was primarily due to lower realized energy prices.

Proprietary Trading

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The $3 million decrease in revenue net of purchased power and fuel expense in Proprietary Trading was primarily due to congestion activity.

Mark-to-market

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Mark-to-market losses on economic hedging activities were $49 million for the three months ended March 31, 2017 compared to gains of $103 million for the three months ended March 31, 2016. See Notes 8—Fair Value of Financial Assets and Liabilities and 9 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The $30 million decrease in other revenue net of purchased power and fuel was primarily due to the impacts of declining natural gas prices on Generation’s natural gas portfolio and amortization of energy contracts recorded at fair value associated with prior acquisitions, partially offset by revenue related to the inclusion of Pepco Energy Services results in 2017 and revenue related to energy efficiency projects.

Nuclear Fleet Capacity Factor

The following table presents nuclear fleet operating data for the three months ended March 31, 2017 as compared to the same period in 2016, for the Generation-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Generation considers capacity factor to be a useful measure to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2017	2016
Nuclear fleet capacity factor(a)	94.0%	95.8%

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC. Reflects ownership percentage of stations operated by Exelon.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The nuclear fleet capacity factor decreased primarily due to more refueling outage days, excluding Salem outages, during the three months ended March 31, 2017 compared to the same period in 2016. For the three months ended March 31, 2017 and 2016, planned refueling outage days totaled 95 and 70, respectively, and non-refueling outage days totaled 8 and 10, respectively.

Operating and Maintenance

The changes in operating and maintenance expense for the three months ended March 31, 2017 as compared to the same period in 2016, consisted of the following:

Three Months Ended March 31,
Increase (Decrease)
Labor, other benefits, contracting, materials(a)	$80
Nuclear refueling outage costs, including the co-owned Salem plants(b)	28
Corporate allocations	4
Merger and integration costs(c)	27
Merger commitments	(3)
Cost management program(d)	(14)
Long-Lived Asset Impairments(e)	(109)
Pension and non-pension postretirement benefits expense	(3)
Allowance for uncollectible accounts	3
Accretion expense	6
Other	2

Increase in operating and maintenance expense	$21

(a)	Primarily reflects the inclusion of Pepco Energy Services results in 2017 and increased contracting costs related to energy efficiency projects.

(b)	Primarily reflects an increase in nuclear outage days in 2017 versus 2016.
(c)

Reflects certain costs associated with mergers and acquisitions, including, if and when applicable, professional fees, employee-related expenses, integration activities and upfront credit facilities fees related to the PHI and FitzPatrick acquisitions.

(d)	Represents reorganization costs, and in 2016 severance costs, related to a cost management program in 2016 and 2017.
(e)	Primarily relates to the impairment of Upstream assets in 2016.

Depreciation and Amortization

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Depreciation and amortization expense increased primarily due to increased nuclear decommissioning amortization and ongoing capital expenditures.

Taxes Other Than Income

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Taxes other than income taxes, which can vary period to period, include non-income municipal and state utility taxes, real estate taxes and payroll taxes. The increase primarily relates to gross receipts and sales and use tax.

Gain on Sales of Assets

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Gain on sales of assets increased primarily as a result of the gain associated with Generation’s sale of Conectiv Thermal Systems.

Bargain Purchase Gain

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Bargain purchase gain increased as a result of the gain associated with Generation’s Fitzpatrick acquisition. Refer to Note 4 — Mergers, Acquisitions and Dispositions of the Combined Notes to the Consolidated Financial Statements for additional information.

Interest Expense, net

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Interest expense remained relatively stable.

Other, Net

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    Other, net increased primarily due to the change in the realized and unrealized gains and losses related to NDT funds of Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $56 million and $20 million for the three months ended March 31, 2017 and 2016, respectively, related to the contractual elimination of income tax expense (benefit) associated with the NDT funds of the Regulatory Agreement Units. Refer to Note 12 — Nuclear Decommissioning of the Combined Notes to the Consolidated Financial Statements for additional information regarding NDT funds.

The following table provides unrealized and realized gains and losses on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net unrealized gains on decommissioning trust funds	$166	$52
Net realized gains on sale of decommissioning trust funds	9	3

Equity in Losses of Unconsolidated Affiliates

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    The equity in losses of unconsolidated affiliates increased as a result of losses on equity investments.

Effective Income Tax Rate

Generation’s effective income tax rate was 23.3% and 36.7% for the three months ended March 31, 2017 and 2016, respectively. See Note 11 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
Operating revenues	$1,298	$1,249	$49
Purchased power expense	334	348	14

Revenues net of purchased power expense(a)(b)	964	901	63

Other operating expenses
Operating and maintenance	370	368	(2)
Depreciation and amortization	208	189	(19)
Taxes other than income	72	75	3

Total other operating expenses	650	632	(18)

Gain on sales of assets	—	5	(5)

Operating income	314	274	40

Other income and (deductions)
Interest expense, net	(85)	(86)	1
Other, net	4	4	—

Total other income and (deductions)	(81)	(82)	1

Income before income taxes	233	192	41
Income taxes	92	77	(15)

Net income	$141	$115	$26

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

Net Income

Three months ended March 31, 2017 Compared to Three months ended March 31, 2016.    ComEd’s Net income for the three months ended March 31, 2017 was higher than the same period in 2016, primarily due to increased electric distribution and transmission formula rate earnings (reflecting the effects of increased capital investment and higher allowed electric distribution ROE).

Revenues Net of Purchased Power Expense

There are certain drivers of Operating revenues that are fully offset by their impact on Purchased power expense, such as commodity procurement costs and participation in customer choice programs. ComEd is permitted to recover electricity procurement costs from retail customers without mark-up. Therefore, fluctuations in electricity procurement costs have no impact on Revenue net of purchased power expense. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information on ComEd’s electricity procurement process.

All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. Customer choice programs do not impact ComEd’s volume of deliveries, but do affect ComEd’s Operating revenues related to supplied energy, which is fully offset in Purchased power expense. Therefore, customer choice programs have no impact on Revenue net of purchased power expense.

Retail deliveries purchased from competitive electric generation suppliers (as a percentage of kWh sales) for the three months ended March 31, 2017 and 2016, consisted of the following:

	Three Months Ended March 31,
	2017	2016
Electric	71%	73%

Retail customers purchasing electric generation from competitive electric generation suppliers at March 31, 2017 and 2016 consisted of the following:

March 31, 2017		March 31, 2016
Number of customers	% of total retail customers	Number of customers	% of total retail customers
1,453,000	36%	1,649,700	42%

The changes in ComEd’s Revenue net of purchased power expense for the three months ended March 31, 2017, compared to the same period in 2016 consisted of the following:

Three Months Ended March 31, 2017
Increase (Decrease)
Weather(a)	$8
Volume(a)	(1)
Electric distribution revenue	24
Transmission revenue	17
Regulatory required programs	20
Uncollectible accounts recovery, net	(2)
Pricing and customer mix(a)	(3)

Total increase	$63

(a)

These changes only reflect the 2016 impacts of weather, volume, and pricing and customer mix. As further described below, pursuant to the revenue decoupling provision in FEJA, ComEd began recording an adjustment to revenue in the first quarter of 2017 to eliminate the favorable or unfavorable impacts associated with variations in delivery volumes associated with above or below normal weather, number of customers or usage per customer.

Revenue Decoupling.    The demand for electricity is affected by weather conditions. Very warm weather in summer months and very cold weather in other months are referred to as “favorable weather conditions” because these weather conditions result in increased customer usage. Conversely, mild weather reduces demand.

Under EIMA, ComEd’s electric distribution formula rate provided for an adjustment to future billings if its earned ROE fell outside a 50 bps collar of its allowed ROE, which partially eliminated the impacts of weather and load on ComEd’s revenue. As allowed under FEJA, ComEd will revise its electric distribution formula rate to eliminate the ROE collar beginning with the reconciliation filed in 2018 for the 2017 calendar year. Elimination of the ROE collar effectively offsets the favorable or unfavorable impacts to Operating revenues associated with variations in delivery volumes associated with above or below normal weather, numbers of customers or usage per customer. ComEd began recognizing the impacts of this change beginning in the first quarter of 2017. As of March 31, 2017, ComEd recorded an increase to Electric distribution revenues of approximately $16 million to eliminate the unfavorable weather and load impacts during the first quarter of 2017.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory with cooling degree days generally having a more significant impact to ComEd, particularly during the summer months. The changes in heating and cooling degree days in ComEd’s service territory for the three months ended March 31, 2017 and 2016, consisted of the following:

Heating and Cooling Degree-Days				% Change
Three Months Ended March 31,	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Heating Degree-Days	2,650	2,900	3,141	(8.6)%	(15.6)%
Cooling Degree-Days	—	—	—	n/a	n/a

Electric Distribution Revenue.    EIMA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under EIMA, electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. ComEd’s allowed ROE is the annual average rate on 30-year treasury notes plus 580 basis points. In addition, ComEd’s allowed ROE is subject to reduction if ComEd does not deliver the reliability and customer service benefits to which it has committed over the ten-year life of the investment program. During the three months ended March 31, 2017, electric distribution revenue increased primarily due to revenue decoupling impacts (as described above), increased capital investment, increased Depreciation expense, and higher allowed ROE due to an increase in treasury rates, as compared to the same period in 2016. See Depreciation and amortization expense discussions below, and Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Transmission Revenue.    Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. For the three months ended March 31, 2017, ComEd recorded increased transmission revenue due to increased capital investment, higher depreciation expense and increased highest daily peak load as compared to the same period in 2016. See Operating and maintenance expense below and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
Operating and maintenance expense — baseline	$313	$331	$(18)
Operating and maintenance expense — regulatory required programs(a)	57	37	20

Total operating and maintenance expense	$370	$368	$2

(a)

Operating and maintenance expense for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in Operating revenues.

The increase in Operating and maintenance expense for the three months ended March 31, 2017 compared to the same period in 2016, consisted of the following:

Three Months Ended March 31, 2017
Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(6)
Pension and non-pension postretirement benefits expense	1
Storm-related costs	(7)
Uncollectible accounts expense — provision(a)	(3)
Uncollectible accounts expense — recovery, net(a)	1
BSC costs	1
Other	(5)

(18)
Regulatory required programs
Energy efficiency and demand response programs	20

Increase in operating and maintenance expense	$2

(a)

ComEd is allowed to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. During the three months ended March 31, 2017, ComEd recorded a net decrease in Operating and maintenance expense related to uncollectible accounts due to the timing of regulatory cost recovery. An equal and offsetting decrease has been recognized in Operating revenues for the period presented.

Depreciation and Amortization Expense

The increase in Depreciation and amortization expense during the three months ended March 31, 2017, compared to the same period in 2016, consisted of the following:

Three Months Ended March 31, 2017 Increase (Decrease)
Depreciation expense(a)	$16
Regulatory asset amortization	(1)
Other	4

Total increase	$19

(a)	Primarily reflects ongoing capital expenditures for the three months ended March 31, 2017.

Taxes Other Than Income

Taxes other than income, which can vary year to year, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income taxes remained relatively consistent for the three months ended March 31, 2017, compared to the same period in 2016.

Gain on Sales of Assets

The decrease in Gain on sales of assets during the three months ended March 31, 2017, compared to the same period in 2016, is primarily due to the sale of land during March 2016.

Interest Expense, Net

Interest expense, net, remained relatively consistent during the three months ended March 31, 2017, compared to the same period in 2016.

Other, Net

Other, net, remained relatively consistent during the three months ended March 31, 2017, compared to the same period in 2016.

Effective Income Tax Rate

ComEd’s effective income tax rate was 39.5% and 40.1% for the three months ended March 31, 2017 and 2016, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,			Weather-Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016	% Change
Retail Deliveries(a)
Residential	6,241	6,376	(2.1)%	0.3%
Small commercial & industrial	7,709	7,879	(2.2)%	(1.0)%
Large commercial & industrial	6,683	6,756	(1.1)%	(0.3)%
Public authorities & electric railroads	344	361	(4.7)%	(3.4)%

Total retail deliveries	20,977	21,372	(1.8)%	(0.4)%

	As of March 31,
Number of Electric Customers	2017	2016
Residential	3,605,498	3,566,896
Small commercial & industrial	375,617	372,254
Large commercial & industrial	2,000	1,955
Public authorities & electric railroads	4,818	4,821

Total	3,987,933	3,945,926

	Three Months Ended March 31,
Electric Revenue	2017	2016	% Change
Retail Sales(a)
Residential	$627	$609	3.0%
Small commercial & industrial	335	321	4.4%
Large commercial & industrial	108	107	0.9%
Public authorities & electric railroads	12	12	—%

Total retail	1,082	1,049	3.1%

Other revenue(b)	216	200	8.0%

Total electric revenue(c)	$1,298	$1,249	3.9%

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

(c)	Includes operating revenues from affiliates totaling $5 million and $5 million for the three months ended March 31, 2017 and 2016, respectively.

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
Operating revenues	$796	$841	$(45)
Purchased power and fuel expense	287	321	34

Revenues net of purchased power and fuel expense(a)	509	520	(11)

Other operating expenses
Operating and maintenance	208	215	7
Depreciation and amortization	71	67	(4)
Taxes other than income	38	42	4

Total other operating expenses	317	324	7

Operating income	192	196	(4)

Other income and (deductions)
Interest expense, net	(31)	(31)	—
Other, net	2	2	—

Total other income and (deductions)	(29)	(29)	—

Income before income taxes	163	167	(4)
Income taxes	36	43	7

Net income	$127	$124	$3

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

Net Income

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    PECO’s Net income increased from the same period in 2016, primarily due to lower income tax expense as a result of a higher tax repairs deduction.

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

Retail deliveries purchased from competitive electric generation and natural gas suppliers (as a percentage of kWh and mmcf sales, respectively) for the three months ended March 31, 2017 and 2016, consisted of the following:

	Three Months Ended March 31,
	2017	2016
Electric	70%	69%
Natural Gas	25%	25%

Retail customers purchasing electric generation and natural gas from competitive electric generation and natural gas suppliers at March 31, 2017 and 2016 consisted of the following:

	March 31, 2017		March 31, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	589,700	36%	570,000	35%
Natural Gas	81,300	16%	80,600	16%

The changes in PECO’s Operating revenues net of purchased power and fuel expense for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

	Three Months Ended March 31, 2017
	Increase (Decrease)
	Electric	Natural Gas	Total
Weather	$2	$1	$3
Volume	(5)	—	(5)
Pricing	(2)	—	(2)
Regulatory required programs	(9)	—	(9)
Other	3	(1)	2

Total decrease	$(11)	$—	$(11)

Weather.    The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2017 compared to the same period in 2016, Operating revenue net of purchased power and fuel expense was relatively consistent.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three months ended March 31, 2017 compared to the same periods in 2016 and normal weather consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended March 31,	2017	2016		2017 vs. 2016	2017 vs. Normal
Heating Degree-Days	2,094	2,137	2,476	(2.0)%	(15.4)%
Cooling Degree-Days	—	5	—	(100.0)%	n/a

Volume.    The decrease in Operating revenue net of purchased power expense related to delivery volume, exclusive of the effects of weather, for the three months ended March 31, 2017 compared to the same period in 2016, primarily reflects the impacts of energy efficiency initiatives on customer usage as well as the impacts of an extra day of usage due to the leap year in 2016, partially offset by moderate economic and customer growth. Operating revenue net of purchased fuel expense related to delivery volume, exclusive of the effects of weather, for the three months ended March 31, 2017 compared to the same period in 2016, remained relatively consistent.

Pricing.    Operating revenues net of purchased power and fuel expense as a result of pricing for the three months ended March 31, 2017 compared to the same period in 2016 remained relatively consistent.

Regulatory Required Programs.    This represents the change in Operating revenue collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency and the GSA. The riders are designed to provide full and current cost recovery as well as a return. The costs of these programs are included in Operating and maintenance expense, Depreciation and amortization expense and Income taxes. Refer to the Operating and maintenance expense discussion below for additional information on included programs.

Other.    Other revenue, which can vary period to period, primarily includes wholesale transmission revenue, rental revenue, revenue related to late payment charges and assistance provided to other utilities through mutual assistance programs.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
Operating and maintenance expense — baseline	$196	$195	$1
Operating and maintenance expense — regulatory required programs(a)	12	20	(8)

Total operating and maintenance expense	$208	$215	$(7)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenue.

The changes in Operating and maintenance expense for the three months ended March 31, 2017 compared to the same period in 2016, consisted of the following:

Three months ended March 31, 2017
Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$3
Storm-related costs	(1)
Pension and non-pension postretirement benefits expense	(1)
BSC costs	(4)
Uncollectible accounts expense	1
Other	3

1
Regulatory Required Programs
Energy efficiency	(8)

(8)

Total decrease	$(7)

Depreciation and Amortization Expense

The changes in Depreciation and amortization expense for the three months ended March 31, 2017 compared to the same period in 2016, consisted of an increase of $4 million.

Taxes Other Than Income

Taxes other than income, which can vary period to period, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income decreased for the three months ended March 31, 2017 compared to the same period in 2016 due to a decrease in gross receipts tax driven by decreases in electric revenue, which was impacted primarily by energy efficiency programs.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2017 remained consistent compared to the same period in 2016.

Other, Net

Other, net for the three months ended March 31, 2017 remained consistent compared to the same period in 2016.

Effective Income Tax Rate

PECO’s effective income tax rate was 22.1% and 25.7% for the three months ended March 31, 2017 and 2016, respectively. See Note 11 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016
Retail Deliveries(a)
Residential	3,378	3,415	(1.1)%	(1.5)%
Small commercial & industrial	1,976	2,025	(2.4)%	(3.0)%
Large commercial & industrial	3,626	3,594	0.9%	0.6%
Public authorities & electric railroads	224	227	(1.3)%	(1.3)%

Total retail deliveries	9,204	9,261	(0.6)%	(1.0)%

	As of March 31,
Number of Electric Customers	2017	2016
Residential	1,461,662	1,449,470
Small commercial & industrial	150,580	149,388
Large commercial & industrial	3,100	3,092
Public authorities & electric railroads	9,798	9,807

Total	1,625,140	1,611,757

	Three Months Ended March 31,		% Change
Electric Revenue	2017	2016
Retail Sales(a)
Residential	$382	$410	(6.8)%
Small commercial & industrial	97	119	(18.5)%
Large commercial & industrial	52	58	(10.3)%
Public authorities & electric railroads	8	8	—%

Total retail	539	595	(9.4)%

Other revenue(b)	51	49	4.1%

Total electric revenue(c)	$590	$644	(8.4)%

(a)

Reflects delivery volumes and revenue from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from PECO, revenue also reflects the cost of energy and transmission.

(b)	Other revenue primarily includes transmission revenue from PJM and wholesale electric revenue, in addition to rental income.
(c)	Includes operating revenues from affiliates totaling $1 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

PECO Natural Gas Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Deliveries to Customers (in mmcf)	2017	2016
Retail Delivery
Retail sales(a)	27,211	27,111	0.4%	(0.4)%
Transportation and other	7,689	7,696	(0.1)%	(0.8)%

Total natural gas deliveries	34,900	34,807	0.3%	(0.4)%

	As of March 31,
Number of Natural Gas Customers	2017	2016
Residential	473,972	468,808
Commercial & industrial	43,709	43,313

Total retail	517,681	512,121
Transportation	775	817

Total	518,456	512,938

	Three Months Ended March 31,		% Change
Natural Gas Revenue	2017	2016
Retail Sales
Retail sales(a)	$197	$187	5.3%
Transportation and other	9	10	(10.0)%

Total natural gas revenues(b)	$206	$197	4.6%

(a)

Reflects delivery volumes and revenue from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. For customers purchasing natural gas from PECO, revenue also reflects the cost of natural gas.

(b)	Includes operating revenues from affiliates totaling less than $1 million for both three months ended March 31, 2017 and 2016.

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
Operating revenues	$951	$929	$22
Purchased power and fuel expense	350	373	23

Revenues net of purchased power and fuel expense(a)	601	556	45

Other operating expenses
Operating and maintenance	183	202	19
Depreciation and amortization	128	109	(19)
Taxes other than income	62	58	(4)

Total other operating expenses	373	369	(4)

Operating income	228	187	41

Other income and (deductions)
Interest expense, net	(27)	(24)	(3)
Other, net	4	4	—

Total other income and (deductions)	(23)	(20)	(3)

Income before income taxes	205	167	38
Income taxes	80	66	(14)

Net income	125	101	24
Preference stock dividends	—	3	3

Net income attributable to common shareholder	$125	$98	$27

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

Net Income Attributable to Common Shareholder

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    BGE’s Net income attributable to common shareholder for the three months ended March 31, 2017 was higher than the same period in 2016, primarily due to an increase in Revenues net of purchased power and fuel, predominantly as a result of higher electric and natural gas revenues as a result of the distribution rate orders issued by the MDPSC in June 2016 and July 2016, and lower Operating and maintenance expense mostly due to decreased storm costs. These items were partially offset by an increase in Depreciation and amortization expense primarily related to increased amortization of AMI meters and Income tax expense driven by higher taxable income.

Revenues Net of Purchased Power and Fuel Expense

There are certain drivers to Operating revenues that are offset by their impact on Purchased power and fuel expense, such as commodity procurement costs and programs allowing customers to select a competitive electric or natural gas supplier. Operating revenues and Purchased power and fuel expense are affected by fluctuations in commodity procurement costs. BGE’s electric and natural gas rates charged to customers are subject to periodic adjustments that are designed to recover or refund the difference between the actual cost of purchased electric power and purchased natural gas and the amount included in rates in accordance with the MDPSC’s market-based SOS and gas commodity programs, respectively.

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

Retail deliveries purchased from competitive electric generation and natural gas suppliers (as a percentage of kWh and mmcf sales, respectively) for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
	2017	2016
Electric	58%	57%
Natural Gas	48%	49%

The number of retail customers purchasing electric generation and natural gas from competitive electric generation and natural gas suppliers at March 31, 2017 and 2016 consisted of the following:

	March 31, 2017		March 31, 2016
	Number of Customers	% of total retail customers	Number of customers	% of total retail customers
Electric	339,600	27%	341,800	27%
Natural Gas	149,300	22%	153,500	23%

The changes in BGE’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2017, compared to the same period in 2016, consisted of the following:

	Three Months Ended March 31, 2017
	Increase (Decrease)
	Electric	Gas	Total
Distribution rate increase	$12	$26	$38
Regulatory required programs	3	1	4
Transmission revenue	(1)	—	(1)
Other, net	3	1	4

Total increase	$17	$28	$45

Distribution Rate Increase.    The increase in distribution revenues for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to the impact of the new electric and natural gas distribution rates charged to customers that became effective in June 2016 in accordance with the MDPSC approved electric and natural gas distribution rate case orders in June 2016 and July 2016. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in BGE’s service territory. The changes in heating and cooling degree days in BGE’s service territory for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

	2017	2016	Normal	% Change
Heating and Cooling Degree-Days				2017 vs. 2016	2017 vs. Normal
Three Months Ended March 31,
Heating Degree-Days	2,063	2,280	2,404	(9.5)%	(14.2)%
Cooling Degree-Days	—	—	—	n/a	n/a

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

Transmission Revenue.    Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered and other billing determinants. The transmission revenue stayed relatively consistent during the three months ended March 31, 2017 compared to the same period in 2016. See Operating and Maintenance Expense below and Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Other, Net.    Other net revenue, which can vary from period to period, includes commodity electric and gas revenue and other miscellaneous revenue such as service application and late payment fees; partially offset by commodity electric and gas purchased fuel and energy.

Operating and Maintenance Expense

The changes in operating and maintenance expense for the three months ended March 31, 2017 compared to the same period in 2016, consisted of the following:

Increase (Decrease)
Storm-related costs	$(12)
Uncollectible accounts expense(a)	(7)
City of Baltimore conduit fees	(4)
BSC costs	3
Other	1

Total decrease	$(19)

(a)	Uncollectible accounts decreased primarily due to milder weather and improved customer behavior for the three months ended March 31, 2017 compared to the same period in 2016.

Depreciation and Amortization

The changes in depreciation and amortization expense for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

Increase (Decrease)
Depreciation expense(a)	$4
Regulatory asset amortization(b)	14
Other	1

Total increase	$19

(a)	Depreciation expense increased due to ongoing capital expenditures.
(b)

Regulatory asset amortization increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in regulatory asset amortization related to energy efficiency programs and the initiation of cost recovery of the AMI programs under the final electric and natural gas distribution rate case order issued by the MDPSC in June 2016. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Taxes Other Than Income

Taxes other than income, which can vary period to period, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income for the three months ended March 31, 2017 compared to the same period in 2016 remained relatively consistent.

Interest Expense, Net

Interest expense, net increased during the three months ended March 31, 2017, compared to the same period in 2016 primarily due to the issuance of Notes in August 2016.

Effective Income Tax Rate

BGE’s effective income tax rate was 39.0% and 39.5% for the three months ended March 31, 2017 and 2016, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016
Retail Deliveries(a)
Residential	3,127	3,479	(10.1)%	(6.6)%
Small commercial & industrial	748	774	(3.4)%	(3.2)%
Large commercial & industrial	3,268	3,219	1.5%	(1.7)%
Public authorities & electric railroads	68	71	(4.2)%	(4.8)%

Total electric deliveries	7,211	7,543	(4.4)%	(4.1)%

	As of March 31,
Number of Electric Customers	2017	2016
Residential	1,153,688	1,141,814
Small commercial & industrial	113,238	113,034
Large commercial & industrial	12,084	11,932
Public authorities & electric railroads	279	282

Total	1,279,289	1,267,062

	Three Months Ended March 31,		% Change
Electric Revenue	2017	2016
Retail Sales(a)
Residential	$405	$428	(5.4)%
Small commercial & industrial	72	73	(1.4)%
Large commercial & industrial	113	100	13.0%
Public authorities & electric railroads	7	9	(22.2)%

Total retail	597	610	(2.1)%

Other revenue(b)	70	70	—%

Total electric revenue	$667	$680	(1.9)%

(a)

Reflects delivery volumes and revenue from customers purchasing electricity directly from BGE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from BGE, revenue also reflects the cost of energy and transmission.

(b)	Includes operating revenues from affiliates totaling $2 million for the three months ended March 31, 2017 and 2016.

BGE Natural Gas Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Deliveries to Customers (in mmcf)	2017	2016
Retail Deliveries(a)
Retail sales	36,371	38,584	(5.7)%	2.3%
Transportation and other(b)	2,279	2,496	(8.7)%	n/a

Total natural gas deliveries	38,650	41,080	(5.9)%	2.3%

	As of March 31,
Number of Gas Customers	2017	2016
Residential	625,642	619,130
Commercial & industrial	44,237	44,224

Total	669,879	663,354

	Three Months Ended March 31,		% Change
Natural Gas Revenue	2017	2016
Retail Sales(a)
Retail sales	$269	$238	13.0%
Transportation and other(b)	15	11	36.4%

Total natural gas revenues(c)	$284	$249	14.1%

(a)

Reflects delivery volumes and revenue from customers purchasing natural gas directly from BGE and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. The cost of natural gas is charged to customers purchasing natural gas from BGE.

(b)	Transportation and other gas revenue includes off-system revenue of 2,279 mmcfs ($12 million) and 2,496 mmcfs ($9 million) for the three months ended March 31, 2017 and 2016, respectively.
(c)	Includes operating revenues from affiliates totaling $3 million for the three months ended March 31, 2017 and 2016.

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

As a result of the PHI Merger, the following consolidated financial results present two separate reporting periods for 2016. The “Predecessor” reporting period represents PHI’s results of operations for the period from January 1, 2016 to March 23, 2016. The “Successor” reporting periods represent PHI’s results of operations for the three months ended March 31, 2017 and for the period from March 24, 2016 to March 31, 2016. All amounts presented below are before the impact of income taxes, except as noted.

	Successor		Predecessor
	Three Months Ended March 31, 2017	March 24 to March 31, 2016	January 1 to March 23, 2016
Operating revenues	$1,175	$105	$1,153
Purchased power and fuel expense	461	38	497

Revenue net of purchased power and fuel expense(a)	714	67	656

Other operating expenses
Operating and maintenance	256	449	294
Depreciation and amortization	167	14	152
Taxes other than income	111	15	105

Total other operating expenses	534	478	551

Operating income (loss)	180	(411)	105

Other income and (deductions)
Interest expense, net	(62)	(6)	(65)
Other, net	13	2	(4)

Total other income and (deductions)	(49)	(4)	(69)

Income (loss) before income taxes	131	(415)	36
Income taxes	(9)	(106)	17

Net income (loss)	$140	$(309)	$19

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

Successor Period Three Months Ended March 31, 2017

PHI’s net income for the Successor period of three months ended March 31, 2017 was $140 million. There were no significant changes in the underlying trends affecting PHI’s operations during the Successor period of three months ended March 31, 2017 except for the impact of increases in electric distribution and natural gas rates within revenue net of purchased power expense (Pepco electric distribution rates effective November 2016 in Maryland, DPL electric distribution rates effective February 2017 in Maryland, DPL electric distribution and natural gas rates effective July 2016 and December 2016 in Delaware, and ACE electric distribution rates effective August 2016 in New Jersey). Lower uncollectible accounts expense and the deferral of merger-related costs to a regulatory asset contributed to lower Operating and maintenance expense. Income taxes were lower due to unrecognized tax benefits of $59 million for uncertain tax positions related to the deductibility of certain merger commitments.

PHI’s effective income tax rate for the Successor period of three months ended March 31, 2017 was (6.9)%. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Successor Period March 24, 2016 to March 31, 2016

PHI’s net loss for the Successor period from March 24, 2016 to March 31, 2016 was $309 million. There were no significant changes in the underlying trends affecting PHI’s results of operations during the Successor period of March 24, 2016 to March 31, 2016 except for the pre-tax recording of $419 million of non-recurring merger-related costs within Operating and maintenance expense.

PHI’s effective income tax rate for the Successor period of March 24, 2016 to March 31, 2016 was 25.5%. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Predecessor Period January 1, 2016 to March 23, 2016

PHI’s net income for the Predecessor period of January 1, 2016 to March 23, 2016 was $19 million. There were no significant changes in the underlying trends affecting PHI’s results of operations during the Predecessor period of January 1, 2016 to March 23, 2016 except for the pre-tax recording of $29 million of non-recurring merger-related costs within Operating and maintenance expense and $18 million of preferred stock derivative expense within Other, net.

PHI’s effective income tax rate for the Predecessor period of January 1, 2016 to March 23, 2016 was 47.2%. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Results of Operations — Pepco

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
Operating revenues	$530	$551	$(21)
Purchased power expense	166	197	31

Revenue net of purchased power expense(a)	364	354	10

Other operating expenses
Operating and maintenance	113	290	177
Depreciation and amortization	82	75	(7)
Taxes other than income	90	94	4

Total other operating expenses	285	459	174

Operating income (loss)	79	(105)	184

Other income and (deductions)
Interest expense, net	(29)	(37)	8
Other, net	8	9	(1)

Total other income and (deductions)	(21)	(28)	7

Income (loss) before income taxes	58	(133)	191
Income taxes	—	(25)	(25)

Net income (loss)	$58	$(108)	$166

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

Net Income (Loss)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Pepco’s net income for the three months ended March 31, 2017, was higher than the same period in 2016, primarily due to an increase in revenue net of purchased power expense resulting from higher electric distribution revenues as a result of the distribution rate orders issued by the MDPSC in November 2016, lower Operating and maintenance expense due to merger-related costs recognized in March 2016 and lower uncollectible accounts expense, and a decrease in income tax reserves for uncertain tax positions related to the deductibility of certain merger commitments.

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

Retail deliveries purchased from competitive electric generation suppliers (as a percentage of kWh sales) for the three months ended March 31, 2017, compared to the same period in 2016, consisted of the following:

	Three Months Ended March 31,
	2017	2016
Electric	64%	65%

Retail customers purchasing electric generation from competitive electric generation suppliers at March 31, 2017 and 2016 consisted of the following:

	March 31, 2017		March 31, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	179,241	21%	173,221	21%

Retail deliveries purchased from competitive electric generation suppliers represented 73% of Pepco’s retail kWh sales to the District of Columbia customers and 58% of Pepco’s retail kWh sales to Maryland customers for the three months ended March 31, 2017 and 73% of Pepco’s retail kWh sales to the District of Columbia customers and 58% of Pepco’s retail kWh sales to Maryland customers for the three months ended March 31, 2016.

Operating revenues include transmission enhancement credits that Pepco receives as a transmission owner from PJM in consideration for approved regional transmission expansion plan expenditures.

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

The changes in Pepco’s operating revenues net of purchased power expense for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

Increase (Decrease)
Volume	$4
Pricing — distribution revenues	16
Regulatory required programs	(10)
Transmission revenues	2
Other	(2)

Total increase	$10

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

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in Pepco’s service territory. The changes in heating and cooling degree days in Pepco’s service territory for the three months ended March 31, 2017 compared to the same period in 2016 and normal weather consisted of the following:

				% Change
	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Three Months Ended March 31,
Heating Degree-Days	1,748	2,010	2,138	(13.0)%	(18.2)%
Cooling Degree-Days	4	3	3	33.3%	33.3%

Volume.    The increase in operating revenue net of purchased power and fuel expense related to delivery volume, exclusive of the effects of weather, for the three months ended March 31, 2017 compared to the same period in 2016, primarily reflects the impact of moderate economic and customer growth.

Pricing — Distribution Revenues.    The increase in electric operating revenues net of purchased power expense as a result of pricing for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the impact of the new electric distribution rates charged to customers in Maryland that became effective in November 2016. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Transmission Revenues.    Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered and other billing adjustments. The increase in revenue net of purchased power expense for the three months ended March 31, 2017 compared to the same period in 2016 is a result of higher rates effective June 1, 2016 related to increases in transmission plant investment and operating expenses, partially offset by lower revenue related to the MAPP abandonment recovery period that ended in March 2016.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
Operating and maintenance expense — baseline	$114	$287	$(173)
Operating and maintenance expense — regulatory required programs(a)	(1)	3	(4)

Total operating and maintenance expense	$113	$290	$(177)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in Operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2017 compared to the same period in 2016, consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$5
Storm-related costs	1
Uncollectible accounts expense	(9)
Deferral of merger-related costs to regulatory asset	(1)
BSC and PHISCO allocations(a)	(27)
Merger commitments(b)	(139)
Other	(3)

(173)
Regulatory required programs
Purchased power administrative costs	(4)

Total decrease	$(177)

(a)	Primarily related to merger severance and compensation costs recognized in 2016.
(b)	Primarily related to merger-related commitments for customer rate credits and charitable contributions recognized in 2016.

Depreciation and Amortization Expense

The changes in depreciation and amortization expense for the three months ended March 31, 2017 compared to the same period in 2016, consisted of the following:

Increase (Decrease)
Depreciation expense(a)	$8
Regulatory asset amortization	(1)

Total increase	$7

(a)	Depreciation expense increased due to higher depreciation rates in Maryland effective November 2016 and due to ongoing capital expenditures.

Taxes Other Than Income

Taxes other than income for the three months ended March 31, 2017 compared to the same period in 2016 decreased primarily due to lower utility taxes that are collected and passed through by Pepco, partially offset by higher property taxes in Maryland.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2017 compared to the same period in 2016 decreased primarily due to the recording of interest expense for an uncertain tax position in the first quarter of 2016 and an increase in capitalized AFUDC interest.

Other, Net

Other, net for the three months ended March 31, 2017 compared to the same period in 2016 remained relatively constant.

Effective Income Tax Rate

Pepco’s effective income tax rate was 0.0% and 18.8% for the three months ended March 31, 2017 and 2016, respectively. In the first quarter of 2017, Pepco decreased its liability for unrecognized tax benefits by $21 million resulting in a benefit to Income taxes and a corresponding decrease in its effective tax rate. See Note 11—Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

Pepco Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,
Retail Deliveries to Customers (in GWhs)	2017	2016	% Change	Weather - Normal % Change
Retail Deliveries(a)
Residential	2,000	2,218	(9.8)%	(4.4)%
Small commercial & industrial	326	381	(14.4)%	(12.4)%
Large commercial & industrial	3,485	3,945	(11.7)%	(10.8)%
Public authorities & electric railroads	190	189	0.5%	0.5%

Total retail deliveries	6,001	6,733	(10.9)%	(8.4)%

	As of March 31,
Number of Electric Customers	2017	2016
Residential	785,016	769,934
Small commercial & industrial	53,640	53,853
Large commercial & industrial	21,413	20,996
Public authorities & electric railroads	136	126

Total	860,205	844,909

	Three Months Ended March 31,
Electric Revenue	2017	2016	% Change
Retail Sales(a)
Residential	$240	$255	(5.9)%
Small commercial & industrial	34	37	(8.1)%
Large commercial & industrial	195	200	(2.5)%
Public authorities & electric railroads	8	8	—%

Total retail	477	500	(4.6)%
Other revenue(b)	53	51	3.9%

Total electric revenue(c)	$530	$551	(3.8)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from Pepco and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from Pepco, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenues.
(c)	Includes operating revenues from affiliates totaling $1 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.

Results of Operations — DPL

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
Operating revenues	$362	$362	$—
Purchased power and fuel expense	157	176	19

Revenues net of purchased power and fuel expense(a)	205	186	19

Other operating expenses
Operating and maintenance	73	204	131
Depreciation and amortization	39	39	—
Taxes other than income	15	15	—

Total other operating expenses	127	258	131

Operating income (loss)	78	(72)	150

Other income and (deductions)
Interest expense, net	(13)	(12)	(1)
Other, net	3	3	—

Total other income and (deductions)	(10)	(9)	(1)

Income (loss) before income taxes	68	(81)	149
Income taxes	11	(9)	(20)

Net income (loss)	$57	$(72)	$129

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

Net Income (Loss)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    DPL’s net income for the three months ended March 31, 2017, was higher than the same period in 2016 as a result of an increase in revenue net of purchased power and fuel expense primarily resulting from higher electric distribution and natural gas revenues as a result of the distribution rate orders issued by the DPSC in July 2016 and December 2016 and by the MDPSC in February 2017, lower Operating and maintenance expense due to merger-related costs recognized in March 2016, lower uncollectible accounts expense, and the deferral of merger-related costs to a regulatory asset in 2017, and a decrease in income tax reserves for uncertain tax positions related to the deductibility of certain merger commitments.

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

Retail deliveries purchased from competitive electric generation and natural gas suppliers (as a percentage of kWh and mmcf sales, respectively) for the three months ended March 31, 2017 and 2016, consisted of the following:

	Three Months Ended March 31,
	2017	2016
Electric	50%	49%
Natural Gas	27%	25%

Retail customers purchasing electric generation and natural gas from competitive electric generation and natural gas suppliers at March 31, 2017 and 2016 consisted of the following:

	March 31, 2017		March 31, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	79,270	15%	77,014	15%
Natural Gas	156	0.1%	158	0.1%

Retail deliveries purchased from competitive electric generation suppliers represented 53% of DPL’s retail kWh sales to Delaware customers and 45% of DPL retail kWh sales to Maryland customers for the three months ended March 31, 2017 and 51% to Delaware customers and 44% to Maryland customers for the three months ended March 31, 2016.

Operating revenues include transmission enhancement credits that DPL receives as a transmission owner from PJM in consideration for approved regional transmission expansion plan expenditures.

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

Purchased power expense consists of the cost of electricity purchased by DPL to fulfill its default electricity supply obligation and, as such, is recoverable from customers in accordance with the terms of public service commission orders. Purchased fuel expense consists of the cost of gas purchased by DPL to fulfill its obligation to regulated gas customers and, as such, is recoverable from customers in accordance with the terms of public service commission orders. It also includes the cost of gas purchased for off-system sales.

The changes in DPL’s operating revenues net of purchased power and fuel expense for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

	Increase (Decrease)
	Electric	Gas	Total
Weather	$(2)	$(6)	$(8)
Volume	(1)	6	5
Pricing — distribution revenues	19	3	22
Regulatory required programs	1	—	1
Transmission revenues	(2)	—	(2)
Other	1	—	1

Total increase	$16	$3	$19

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

Weather.    The demand for electricity and natural gas in areas not subject to the BSA is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2017 compared to the same period in 2016, operating revenue net of purchased power and fuel expense was lower due to the impact of unfavorable winter weather conditions in DPL’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL’s electric service territory and a 30-year period in DPL’s natural gas service territory. The changes in heating and cooling degree days in DPL’s service territory for the three months ended March 31, 2017 compared to the same period in 2016 and normal weather consisted of the following:

Electric Service Territory				% Change
Three Months Ended March 31,	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Heating Degree-Days	2,002	2,247	2,417	(10.9)%	(17.2)%
Cooling Degree-Days	—	3	2	(100.0)%	(100.0)%

Natural Gas Service Territory				% Change
Three Months Ended March 31,	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Heating Degree-Days	2,031	2,335	2,516	(13.0)%	(19.3)%

Volume.    The increase in operating revenue net of purchased power and fuel expense related to delivery volume, exclusive of the effects of weather, for the three months ended March 31, 2017 compared to the same period in 2016, primarily reflects the impact of customer growth and increased natural gas average customer usage.

Pricing — Distribution Revenues.    The increase in electric operating revenues net of purchased power expense as a result of pricing for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the impact of the new electric distribution and natural gas rates charged to Delaware customers that became effective in July and December 2016 and the impact of new electric distribution rates charged to Maryland customers that became effective in February 2017. See Note 5—Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Transmission Revenues.    Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered and other billing adjustments. The decrease in revenue net of purchased power expense for the three months ended March 31, 2017 compared to the same period in 2016 is a result of lower revenue related to the MAPP abandonment recovery period that ended in March 2016, partially offset by higher rates effective June 1, 2016 related to increases in transmission plant investment and operating expenses.

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
Operating and maintenance expense — baseline	$72	$201	$(129)
Operating and maintenance expense — regulatory required programs(a)	1	3	(2)

Total operating and maintenance expense	$73	$204	$(131)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in Operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2017 compared to the same period in 2016, consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(4)
Storm-related costs	7
Uncollectible accounts expense	(5)
Deferral of merger-related costs to regulatory asset	(9)
Write-off of construction work in progress	3
BSC and PHISCO allocations(a)	(16)
Merger commitments(b)	(103)
Other	(2)

(129)
Regulatory required programs
Purchased power administrative costs	(2)

Total decrease	$(131)

(a)	Primarily related to merger severance and compensation costs recognized in 2016.
(b)	Primarily related to merger-related commitments for customer rate credits and charitable contributions recognized in 2016.

Depreciation and Amortization Expense

The changes in depreciation and amortization expense for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

Increase (Decrease)
Depreciation expense(a)	$2
Regulatory asset amortization(b)	(2)

Total increase	$—

(a)	Depreciation expense increased due to higher depreciation rates in Maryland effective February 2017 and due to ongoing capital expenditures.
(b)	Regulatory asset amortization decreased for the three months ended March 31, 2017 compared to the same period in 2016 due to lower amortization of MAPP abandonment costs.

Taxes Other Than Income

Taxes other than income for the three months ended March 31, 2017 compared to the same period in 2016 remained relatively constant.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2017 compared to the same period in 2016 remained relatively constant.

Other, Net

Other, net for the three months ended March 31, 2017 compared to the same period in 2016 remained relatively constant.

Effective Income Tax Rate

DPL’s effective income tax rate was 16.2% and 11.1% for the three months ended March 31, 2017 and 2016, respectively. In the first quarter of 2017, DPL decreased its liability for unrecognized tax benefits by

$16 million resulting in a benefit to Income taxes and a corresponding decrease in its effective tax rate. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016
Retail Deliveries(a)
Residential	1,359	1,428	(4.8)%	(0.3)%
Small commercial & industrial	531	572	(7.2)%	(6.0)%
Large commercial & industrial	1,064	1,078	(1.3)%	(0.6)%
Public authorities & electric railroads	13	14	(7.1)%	(7.1)%

Total retail deliveries	2,967	3,092	(4.0)%	(1.5)%

	As of March 31,
Number of Electric Customers	2017	2016
Residential	457,663	453,670
Small commercial & industrial	60,289	59,860
Large commercial & industrial	1,411	1,418
Public authorities & electric railroads	642	643

Total	520,005	515,591

	Three Months Ended March 31,		% Change
Electric Revenue	2017	2016
Retail Sales(a)
Residential	$181	$182	(0.5)%
Small commercial & industrial	45	49	(8.2)%
Large commercial & industrial	25	25	—%
Public authorities & electric railroads	4	4	—%

Total retail	255	260	(1.9)%
Other revenue(b)	41	43	(4.7)%

Total electric revenue(c)	$296	$303	(2.3)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from DPL, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenues.
(c)	Includes operating revenues from affiliates totaling $2 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

DPL Natural Gas Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to Customers (in mmcf)	2017	2016
Retail Deliveries
Residential	5,932	6,060	(2.1)%	9.5%
Transportation & other	2,168	1,968	10.2%	13.7%

Total natural gas deliveries	8,100	8,028	0.9%	10.5%

	As of March 31,
Number of Gas Customers	2017	2016
Residential	121,362	120,046
Commercial & industrial	9,855	9,772
Transportation & other	156	158

Total	131,373	129,976

	Three Months Ended March 31,		% Change
Natural Gas Revenue	2017	2016
Retail Sales(a)
Retail sales	$59	$53	11.3%
Transportation & other(b)	7	6	16.7%

Total natural gas revenues	$66	$59	11.9%

(a)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. For customers purchasing natural gas from DPL, revenue also reflects the cost of natural gas.

(b)	Transportation and other revenue includes off-system natural gas sales and the short-term release of interstate pipeline transportation and storage capacity not needed to serve customers.

Results of Operations — ACE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2017	2016
Operating revenues	$275	$291	$(16)
Purchased power expense	137	158	21

Revenues net of purchased power expense(a)	138	133	5

Other operating expenses
Operating and maintenance	76	212	136
Depreciation and amortization	35	40	5
Taxes other than income	2	2	—

Total other operating expenses	113	254	141

Operating income (loss)	25	(121)	146

Other income and (deductions)
Interest expense, net	(15)	(16)	1
Other, net	2	4	(2)

Total other income and (deductions)	(13)	(12)	(1)

Income (loss) before income taxes	12	(133)	145
Income taxes	(16)	(33)	(17)

Net income (loss)	$28	$(100)	$128

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

Net Income (Loss)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.    ACE’s net income for the three months ended March 31, 2017, was higher than the same period in 2016, primarily due to an increase in operating revenue net of purchased power expense resulting from higher electric distribution revenues as a result of the distribution rate order issued by the NJBPU in August 2016, lower Operating and maintenance expense mostly due to merger-related costs recognized in March 2016 and a decrease in income tax reserves for uncertain tax positions related to the deductibility of certain merger commitments.

Revenues Net of Purchased Power Expense

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

Retail deliveries purchased from competitive electric generation suppliers (as a percentage of kWh sales) for the three months ended March 31, 2017, compared to the same period in 2016, consisted of the following:

	Three Months Ended March 31,
	2017	2016
Electric	49%	47%

Retail customers purchasing electric generation from competitive electric generation suppliers at March 31, 2017 and 2016 consisted of the following:

	March 31, 2017		March 31, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	93,896	17%	76,522	14%

Operating revenues include revenue from Transition Bond Charges that ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds, revenue from the resale in the PJM wholesale markets for energy and capacity purchased under contacts with unaffiliated NUGs, and revenue from transmission enhancement credits.

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

The changes in ACE’s operating revenue net of purchased power expense for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

Increase (Decrease)
Weather	(1)
Volume	(5)
Pricing — distribution revenues	10
Regulatory required programs	(5)
Transmission revenues	7
Other	(1)

Total increase	5

Weather.    The demand for electricity is affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. During the three months ended March 31, 2017 compared to the same period in 2016, operating revenue net of purchased power and fuel expense was lower due to the impact of slightly unfavorable winter weather conditions in ACE’s service territory.

For retail customers of ACE, distribution revenues are not decoupled from the distribution of electricity by ACE, and thus are subject to variability due to changes in customer consumption. Therefore, changes in customer usage (due to weather conditions, energy prices, energy savings programs or other reasons) from period to period have a direct impact on reported distribution revenue for customers in ACE’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

			Normal	% Change
Three Months Ended March 31,	2017	2016		2017 vs. 2016	2017 vs. Normal

Heating Degree-Days	2,150	2,270	2,488	(5.3)%	(13.6)%
Cooling Degree-Days	—	4	1	(100.0)%	(100.0)%

Volume.    The decrease in operating revenue net of purchased power expense related to delivery volume, exclusive of the effects of weather, for the three months ended March 31, 2017 compared to the same period in 2016, primarily reflects lower average customer usage, partially offset by the impact of customer growth.

Pricing — Distribution Revenues.    The increase in operating revenue net of purchased power expense for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to the impact of the new electric distribution base rate charged to customers that became effective in August 2016. See Note 5—Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Transmission Revenues.    Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered and other billing adjustments. The increase in revenue net of purchased power expense for the three months ended March 31, 2017 compared to the same period in 2016 is a result of higher rates effective June 1, 2016 related to increases in transmission plant investment and operating expenses,

Operating and Maintenance Expense

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016
Operating and maintenance expense — baseline	$75	$211	$(136)
Operating and maintenance expense — regulatory required programs(a)	1	1	—

Total operating and maintenance expense	$76	$212	$(136)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in Operating revenues.

The changes in operating and maintenance expense for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(2)
Storm-related costs	1
BSC and PHISCO allocations(a)	(13)
Uncollectible accounts expense	(1)
Merger commitments(b)	(120)
Other	(1)

Total decrease	$(136)

(a)	Primarily related to merger severance and compensation costs recognized in 2016.
(b)	Primarily related to merger-related commitments for customer rate credits and charitable contributions recognized in 2016.

Depreciation and Amortization Expense

The changes in depreciation and amortization expense for the three months ended March 31, 2017 compared to the same period in 2016 consisted of the following:

Increase (Decrease)
Depreciation expense(a)	$1
Regulatory asset amortization(b)	(6)

Total decrease	$(5)

(a)	Depreciation expense increased due to ongoing capital expenditures.
(b)

Regulatory asset amortization decreased for the three months ended March 31, 2017 compared to the same period in 2016 as a result of lower revenue due to a rate decrease effective October 2016 for the ACE Market Transition charge tax.

Taxes Other Than Income

Taxes other than income for the three months ended March 31, 2017 compared to the same period in 2016, remained relatively constant.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2017 compared to the same period in 2016 remained relatively constant.

Other, Net

Other, net for the three months ended March 31, 2017 compared to the same period in 2016 decreased primarily due to lower interest income on uncertain tax positions.

Effective Income Tax Rate

ACE’s effective income tax rate was (133.3)% and 24.8% for the three months ended March 31, 2017 and 2016, respectively. In the first quarter of 2017, ACE decreased its liability for unrecognized tax benefits by $22 million resulting in a benefit to Income taxes and a corresponding decrease in its effective tax rate. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE Electric Operating Statistics and Revenue Detail

	Three Months Ended March 31,		% Change	Weather - Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016
Retail Deliveries(a)
Residential	879	938	(6.3)%	(4.4)%
Small commercial & industrial	283	289	(2.1)%	(1.4)%
Large commercial & industrial	765	820	(6.7)%	(6.9)%
Public authorities & electric railroads	13	15	(13.3)%	(13.3)%

Total retail deliveries	1,940	2,062	(5.9)%	(5.0)%

	As of March 31,
Number of Electric Customers	2017	2016
Residential	485,691	482,718
Small commercial & industrial	60,999	60,858
Large commercial & industrial	3,761	3,828
Public authorities & electric railroads	612	583

Total	551,063	547,987

	Three Months Ended March 31,		% Change
Electric Revenue	2017	2016
Retail Sales(a)
Residential	$142	$150	(5.3)%
Small commercial & industrial	36	39	(7.7)%
Large commercial & industrial	45	51	(11.8)%
Public authorities & electric railroads	3	3	—%

Total retail	226	243	(7.0)%
Other revenue(b)	49	48	2.1%

Total electric revenue(c)	$275	$291	(5.5)%

(a)

Reflects delivery volumes and revenues from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from ACE, revenue also reflects the cost of energy and transmission.

(b)	Other revenue includes transmission revenue from PJM and wholesale electric revenues.
(c)	Includes operating revenues from affiliates totaling $1 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Exelon activity presented below includes the activity of PHI, Pepco, DPL and ACE, from the PHI Merger effective date of March 24, 2016 through March 31, 2017. Exelon prior year activity is unadjusted for the effects of the PHI Merger. Due to the application of push-down accounting to the PHI entity, PHI’s activity is presented in two separate reporting periods, the legacy PHI activity through March 23, 2016 (Predecessor), and PHI activity for the remainder of the period after the PHI merger date (Successor). For each of Pepco, DPL and ACE the activity presented below include its activity for the three months ended March 31, 2017 and 2016. All results included throughout the liquidity and capital resources section are presented on a GAAP basis.

The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, the Registrants have access to unsecured revolving credit facilities with aggregate bank commitments of $9 billion. In addition, Generation has $525 million in bilateral facilities with banks which have various expirations between October 2017 and January 2019. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for further discussion. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.

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

If a nuclear plant were to early retire there is a risk that it will no longer meet the NRC minimum funding requirements due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT fund investments could appreciate in value. A shortfall could require Exelon to post parental guarantees for Generation’s share of the obligations. However, the amount of any required guarantees will ultimately depend on the decommissioning approach adopted at each site, the associated level of costs, and the decommissioning trust fund investment performance going forward. Within two years after shutting down a plant, Generation must submit a post-shutdown decommissioning activities report (PSDAR) to the NRC that includes the planned option for decommissioning the site. As discussed in Note 12 — Nuclear Decommissioning, Generation filed its biennial decommissioning funding status report with the NRC on March 31, 2017 and demonstrated adequate funding assurance for all nuclear units currently operating, as compared to previous estimates prior to the reversal of the early retirement decision for Clinton and Quad Cities. As of March 31, 2017, TMI passes the NRC minimum funding test based on its current license life. However, in the event of an early retirement of TMI, the most costly estimates could require parental guarantees of up to $35 million.

Upon issuance of any required financial guarantees, each site would be able to utilize the respective NDT funds for radiological decommissioning costs, which represent the majority of the total expected decommissioning costs. However, the NRC must approve an additional exemption in order for the plant’s owner(s) to utilize the NDT fund to pay for non-radiological decommissioning costs (i.e. spent fuel management and site restoration costs). If a unit does not receive this exemption, the costs would be borne by the owner(s). While the ultimate amounts may vary greatly and could be reduced by alternate decommissioning scenarios and/or reimbursement of certain costs under the United States Department of Energy reimbursement agreements or future litigation, across the three alternative decommissioning approaches available, if an early retirement decision is made and TMI were to fail the exemption test, Generation could incur spent fuel management and site restoration costs over the next ten years of up to $145 million net of taxes.

Junior Subordinated Notes

In June 2014, Exelon issued $1.15 billion of junior subordinated notes in the form of 23 million equity units at a stated amount of $50.00 per unit. Each equity unit represented an undivided beneficial ownership interest in Exelon’s $1.15 billion of 2.50% junior subordinated notes due in 2024 (“2024 notes”) and a forward equity purchase contract. As contemplated in the June 2014 equity unit structure, in April 2017, Exelon completed the remarketing of the 2024 notes into $1.15 billion of 3.497% junior subordinated notes due in 2022 (“Remarketing”). Exelon conducted the Remarketing on behalf of the holders of equity units and did not directly receive any proceeds therefrom. Instead, the former holders of the 2024 notes may use debt remarketing proceeds towards settling the forward equity purchase contract with Exelon on June 1, 2017. Exelon will receive $1.15 billion upon settlement on June 1, 2017, of the forward equity purchase contract. Exelon currently expects the number of equity shares to be issued to range from 26 million to 33 million dependent on Exelon’s stock price at the time of settlement pursuant to the equity unit terms. Until settlement of the equity purchase contract, earnings per share dilution resulting from the equity units is being determined under the treasury stock method.

For the three months ended March 31, 2017 and 2016, contract payments of $11 million related to the Contract Payment Obligation were included within Retirements of long-term debt in Exelon’s Consolidated Statements of Cash Flows.

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

The Utility Registrants’ cash flows from operating activities primarily result from the transmission and distribution of electricity and, in the case of PECO, BGE, and DPL, gas distribution services. The Utility Registrants’ distribution services are provided to an established and diverse base of retail customers. The Utility Registrants’ future cash flows may be affected by the economy, weather conditions, future legislative initiatives, future regulatory proceedings with respect to their rates or operations, competitive suppliers, and their ability to achieve operating cost reductions.

See Notes 3 — Regulatory Matters and 24 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements of the Exelon 2016 Form 10-K for further discussion of regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016(c)	Variance
Net income	$981	$123	$858
Add (subtract):
Non-cash operating activities(a)	1,233	1,942	(709)
Pension and non-pension postretirement benefit contributions	(307)	(239)	(68)
Income taxes	50	47	3
Changes in working capital and other noncurrent assets and liabilities(b)	(640)	(623)	(17)
Option premiums (paid) received, net	(6)	17	(23)
Collateral (posted) received, net	(110)	206	(316)

Net cash flows provided by operations	$1,201	$1,473	$(272)

(a)

Represents, when applicable, depreciation, amortization and accretion, net fair value changes related to derivatives, deferred income taxes, provision for uncollectible accounts, pension and other postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, decommissioning-related items, stock compensation expense, impairment of long-lived assets, PHI merger commitment and severance charges, and other non-cash charges. See Note 18 — Supplemental Financial Information for further detail on non-cash operating activity.

(b)	Changes in working capital and other noncurrent assets and liabilities exclude the changes in commercial paper, income taxes and the current portion of long-term debt.
(c)	Includes PHI Consolidated activity from March 24, 2016 to December 31, 2016.

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

OPEB funding generally follows accounting cost; however, Exelon’s management has historically considered several factors in determining the level of contributions to its funded other postretirement benefit plans, including liabilities management, levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulator expectations and best assure continued recovery).

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

Tax Matters

The Registrants’ future cash flows from operating activities may be affected by the following tax matters:

•

In order to appeal the Tax Court’s like-kind exchange decision, Exelon is required to pay the tax, penalty and interest at the time Exelon files its appeal (expected in the third quarter of 2017). While the final calculation of tax, penalties and interest has not yet been finalized by the IRS, Exelon estimates that a payment of approximately $1.3 billion related to the like-kind exchange will be due, including $300 million from ComEd, in the third quarter of 2017. While Exelon will receive a tax benefit of approximately $350 million associated with the deduction for the interest, Exelon currently has a net operating loss carryforward and thus does not expect to realize the cash benefit until 2018. Exelon’s total estimated cash outflow for the like-kind exchange is approximately $950 million, of which approximately $300 million would be attributable to ComEd after giving consideration to Exelon’s agreement to hold ComEd harmless from any unfavorable impacts of the after-tax interest and penalty amounts on ComEd’s equity. ComEd will fund the $300 million with a combination of debt and equity in a manner to maintain its current capital structure. Upon a final appellate decision, which could take up to several years, Exelon expects to receive $80 million related to final interest computations.

Of the above amounts payable, Exelon deposited with the IRS $1.25 billion in October of 2016. The remaining amount will be paid in the third quarter of 2017 at the time Exelon files its appeal of the Tax Court decision. Exelon funded the $1.25 billion deposit with a combination of cash on hand and short-term borrowings.

•

State and local governments continue to face increasing financial challenges, which may increase the risk of additional income tax levies, property taxes and other taxes or the imposition, extension or permanence of temporary tax levies.

Cash flows from operations for the three months ended March 31, 2017 and 2016 by Registrant were as follows:

	Three Months Ended March 31,
	2017	2016
Exelon	$1,201	$1,473
Generation	740	782
ComEd	145	284
PECO	64	138
BGE	168	273
Pepco	29	258
DPL	122	147
ACE	58	246

	Successor		Predecessor
	Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI	$194	$(3)	$264

Changes in the Registrants’ cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2017 and 2016 were as follows:

Generation

•

Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differ depending on whether the transactions are on an exchange or in the OTC markets. During the three months ended March 31, 2017 and 2016, Generation had net (payments)/collections of counterparty cash collateral of $(102) million and $198 million, respectively, primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position.

•

During the three months ended March 31, 2017 and 2016, Generation had net (payments)/collections of approximately $(6) million and $17 million, respectively, related to purchases and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

ComEd

•

During three months ended March 31, 2017 and 2016, ComEd posted approximately $8 million and received a return of $7 million of cash collateral with PJM, respectively. ComEd’s collateral posted with PJM has increased year over year primarily due to a reduction in ComEd’s share of Exelon’s unsecured credit with PJM. As of March 31, 2017 and 2016, ComEd had approximately $32 million and $24 million cash collateral posted with PJM, respectively.

For further discussion regarding changes in non-cash operating activities, please refer to Note 18 — Supplemental Financial Information of the Combined Notes to the Financial Statements.

Cash Flows from Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2017 and 2016 by Registrant were as follows:

	Three Months Ended March 31,
	2017	2016
Exelon	$(2,411)	$(8,548)
Generation	(1,212)	(1,204)
ComEd	(529)	(626)
PECO	(27)	(351)
BGE	(181)	(191)
Pepco	(144)	(136)
DPL	(80)	(81)
ACE	(85)	(100)

	Successor		Predecessor
	Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI	$(321)	$(30)	$(343)

Significant investing cash flow impacts for the Registrants for three months ended March 31, 2017 and 2016 were as follows:

Exelon

•

During the three months ended March 31, 2017, Exelon had expenditures of $23 million and $182 million relating to the acquisitions of ConEdison Solutions and the FitzPatrick facility, respectively. During the three months ended March 31, 2016, Exelon had expenditures of $6.6 billion relating to the acquisition of PHI.

•	During the three months ended March 31, 2016, Exelon had proceeds of $360 million as a result of early termination of direct financing leases.

Generation

•	During the three months ended March 31, 2017, Exelon had expenditures of $23 million and $182 million relating to the acquisitions of ConEdison Solutions and the FitzPatrick facility, respectively.

Capital Expenditure Spending

Generation

Generation has entered into several agreements to acquire equity interests in privately held and development stage entities which develop energy-related technologies. The agreements contain a series of scheduled investment commitments, including in-kind service contributions. There are approximately $19 million of anticipated expenditures remaining through 2019 to fund anticipated planned capital and operating needs of the associated companies. See Note 24 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements of the Exelon 2016 Form 10-K for further details of Generation’s equity interests.

Capital expenditures by Registrant for the three months ended March 31, 2017 and 2016 and projected amounts for the full year 2017 are as follows:

	Projected Full Year 2017(a)	Three Months Ended March 31,
		2017	2016
Exelon(c)	$8,225	$2,114	$2,202
Generation	2,625	923	1,125
ComEd(b)	2,200	535	639
PECO	775	159	195
BGE	925	166	176
Pepco	600	139	109
DPL	400	82	81
ACE	325	88	101

	Projected Full Year 2017(a)	Successor		Predecessor
		Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI(d)	$1,400	$320	$29	$273

(a)	Total projected capital expenditures do not include adjustments for non-cash activity.
(b)

The 2017 projections include approximately $280 million of expected incremental spending pursuant to EIMA, ComEd has committed to invest approximately $2.6 billion over a ten year period, through 2022, to modernize and storm-harden its distribution system and to implement smart grid technology.

(c)	Includes corporate operations, BSC, and PHISCO rounded to the nearest $25 million.
(d)	Includes PHISCO rounded to the nearest $25 million.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 35% and 22% of the projected 2017 capital expenditures at Generation are for the acquisition of nuclear fuel and growth (primarily new plant construction and distributed generation), respectively, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Generation anticipates that they will fund capital expenditures with internally generated funds and borrowings.

ComEd, PECO, BGE, Pepco, DPL and ACE

Approximately 89% of the projected 2017 capital expenditures at ComEd and 100% of the projected of the projected 2017 capital expenditures at PECO, BGE, Pepco, DPL, and ACE are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as ComEd’s reliability related investments required under EIMA, and the Utility Registrants’ construction commitments under PJM’s RTEP. In addition to the capital expenditure for continuing projects, ComEd’s total expenditures include smart grid/smart meter technology required under EIMA.

The Utility Registrants as transmission owners are subject to NERC compliance requirements. NERC provides guidance to transmission owners regarding assessments of transmission lines. The results of these assessments could require the Utility Registrants to incur incremental capital or operating and maintenance expenditures to ensure their transmission lines meet NERC standards. In 2010, NERC provided guidance to transmission owners that recommended the Utility Registrants perform assessments of their transmission lines. ComEd, PECO and BGE submitted their final bi-annual reports to NERC in January 2014. ComEd, PECO and BGE will be incurring incremental capital expenditures associated with this guidance following the completion of the assessments. Specific projects and expenditures are identified as the assessments are completed. ComEd’s, PECO’s and BGE’s forecasted 2017 capital expenditures above reflect capital spending for remediation to be completed through 2018. Pepco, DPL and ACE have substantially completed their assessments and thus do not expect significant capital expenditures related to this guidance in 2017.

The Utility Registrants anticipate that they will fund their capital expenditures with a combination of internally generated funds and borrowings and additional capital contributions from parent, including ComEd’s capital expenditures associated with EIMA as further discussed in Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the three months ended March 31, 2017 and 2016 by Registrant were as follows:

	Three Months Ended March 31,
	2017	2016
Exelon	$1,184	$1,533
Generation	582	368
ComEd	359	296
PECO	(72)	(69)
BGE	1	(86)
Pepco	114	(103)
DPL	(44)	(68)
ACE	(20)	(27)

	Successor		Predecessor
	Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI	$66	$(135)	$372

Debt

See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for further details of the Registrants’ debt issuances.

Dividends

Cash dividend payments and distributions during the three months ended March 31, 2017 and 2016 by Registrant were as follows:

	Three Months Ended March 31,
	2017	2016
Exelon	$303	$287
Generation	164	55
ComEd	105	91
PECO	72	69
BGE(a)	49	48
Pepco	30	39
DPL	30	38
ACE	10	11

	Successor		Predecessor
	Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI	$69	$108	$—

(a)	Includes dividends paid on BGE’s preference stock.

Quarterly dividends declared by the Exelon Board of Directors during the three months ended March 31, 2017 and for the second quarter of 2017 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2017	January 31, 2017	February 15, 2017	March 10, 2017	$0.3275
Second Quarter 2017	April 25, 2017	May 15, 2017	June 9, 2017	$0.3275

(a)

Exelon’s Board of Directors approved a revised dividend policy. The approved policy will raise the dividend 2.5% each year for the next three years, beginning with the June 2016 dividend and subject to Board approval.

Short-Term Borrowings

Short-term borrowings incurred (repaid) during the three months ended March 31, 2017 and 2016 by Registrant were as follows:

	Three Months Ended March 31,
	2017	2016
Exelon	$781	$1,770
Generation	18	1,500
ComEd	365	349
BGE	50	(60)
Pepco	144	(64)
DPL	—	(30)
ACE	—	(5)

	Successor		Predecessor
	Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI	$(355)	$(20)	$379

Contributions from Parent/Member

Contributions received from Parent/Member for the three months ended March 31, 2017 and 2016 by Registrant were as follows:

	Three Months Ended March 31,
	2017	2016
Generation	$—	$44
ComEd(a)(b)	100	39
BGE(b)	—	21

	Successor		Predecessor
	Three Months Ended March 31, 2017	March 24, 2016 to March 31, 2016	January 1, 2016 to March 23, 2016
PHI(b)	$500	$—	$—

(a)

Additional contributions from parent or external debt financing may be required as a result of increased capital investment in infrastructure improvements and modernization pursuant to EIMA and transmission upgrades.

(b)	Contribution paid by Exelon.

Other

For the three months ended March 31, 2017, other financing activities primarily consist of debt issuance costs. See Note 10 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for further details of the Registrants’ debt issuances.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $9.5 billion in aggregate total commitments of which $8.0 billion was available as of March 31, 2017, and of which no financial institution has more than 7% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper market during the first quarter of 2017 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS of the Exelon 2016 Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets.

The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of March 31, 2017, it would have been required to provide incremental collateral of $1.8 billion to meet collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within its current available credit facility capacities of $4.3 billion.

The following table presents the incremental collateral that each utility registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at March 31, 2017 and available credit facility capacity prior to any incremental collateral at March 31, 2017:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$11	$—	$998
PECO	2	27	598
BGE	11	47	598
Pepco	6	—	300
DPL	4	11	300
ACE	—	—	300

(a)	Represents incremental collateral related to natural gas procurement contracts.

Exelon Credit Facilities

Exelon, Pepco, DPL and ACE meet their short-term liquidity requirements primarily through the issuance of commercial paper and short-term notes. ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the Exelon intercompany money pool. PHI meets its short-term liquidity requirements primarily through the issuance of short-term notes and the Exelon intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.

The following table reflects the Registrants’ commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at March 31, 2017:

Commercial Paper Programs

Commercial Paper Issuer	Maximum Program Size(a)(b)	Outstanding Commercial Paper at March 31, 2017	Average Interest Rate on Commercial Paper Borrowings for the Three Months Ended March 31, 2017
Exelon Corporate	$600	$204	1.15%
Generation	5,300	579	1.11%
ComEd	1,000	365	1.07%
PECO	600	—	1.12%
BGE	600	95	1.01%
Pepco	500	167	1.05%
DPL	500	—	—%
ACE	350	—	—%

(a)	Excludes $525 million bilateral credit facilities that do not back Generation’s commercial paper program.
(b)

Excludes additional credit facility agreements for Generation, ComEd, PECO, BGE, Pepco, DPL and ACE with aggregate commitments of $50 million, $34 million, $34 million, $5 million, $2 million, $2 million and $2 million, respectively, arranged with minority and community banks located primarily within utilities’ service territories. These facilities expire on October 13, 2017. These facilities are solely utilized to issue letters of credit. As of March 31, 2017, letters of credit issued under these agreements for Generation, ComEd, PECO and BGE totaled $7 million, $12 million, $21 million and $2 million, respectively.

In order to maintain their respective commercial paper programs in the amounts indicated above, each Registrant must have credit facilities in place, at least equal to the amount of its commercial paper program.

While the amount of its commercial paper outstanding does not reduce available capacity under a Registrant’s credit facility, a Registrant does not issue commercial paper in an aggregate amount exceeding the then available capacity under its credit facility. At March 31, 2017, the Registrants had the following aggregate bank commitments, credit facility borrowings and available capacity under their respective credit facilities:

Credit Agreements

Borrower	Facility Type	Aggregate Bank Commitment(a)(b)(c)	Facility Draws	Outstanding Letters of Credit	Available Capacity at March 31, 2017
					Actual	To Support Additional Commercial Paper(d)
Exelon Corporate	Syndicated Revolver	$600	$—	$44	$556	$352
Generation(e)	Syndicated Revolver	5,300	—	1,039	4,261	3,683
Generation	Bilaterals	525	135	329	61	—
ComEd	Syndicated Revolver	1,000	—	2	998	633
PECO	Syndicated Revolver	600	—	2	598	598
BGE	Syndicated Revolver	600	—	3	598	503
Pepco	Syndicated Revolver	300	—	—	300	133
DPL	Syndicated Revolver	300	—	—	300	300
ACE	Syndicated Revolver	300	—	—	300	300

(a)

Excludes $129 million of credit facility agreements arranged at minority and community banks at Generation, ComEd, PECO, BGE, Pepco, DPL and ACE. These facilities expire on October 13, 2017. These facilities are solely utilized to issue letters of credit. As of March 31, 2017, letters of credit issued under these agreements for Generation, ComEd, PECO and BGE totaled $7 million, $12 million, $21 million and $2 million, respectively.

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

(c)	Excludes nonrecourse debt letters of credit, see Note 14 — Debt and Credit Agreements in the Exelon 2016 Form 10-K for further information on Continental Wind nonrecourse debt.
(d)	Excludes $525 million bilateral credit facilities that do not back Generation’s commercial paper program.
(e)	Excludes ExGen Texas Power Financing’s $4 million of borrowed debt on its revolving credit facility.

As of March 31, 2017, there was $135 million of borrowings under Generation’s bilateral credit facilities.

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

Each revolving credit agreement for Exelon, Generation, ComEd, PECO, BGE, Pepco, DPL and ACE requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The following table summarizes the minimum thresholds reflected in the credit agreements for the three months ended March 31, 2017:

	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1

At March 31, 2017, the interest coverage ratios at Exelon, Generation, ComEd, PECO, BGE, Pepco, DPL and ACE were as follows:

	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE
Interest coverage ratio	6.64	11.29	7.25	8.84	10.85	6.93	8.69	6.23

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

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate intercompany money pools. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2017, are presented in the following table:

Exelon Intercompany Money Pool	During the Three Months Ended March 31, 2017		As of March 31, 2017
Contributed (borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$379	n/a	$330
Generation	—	(245)	(54)
PECO	180	—	—
BSC	—	(423)	(317)
PHI Corporate(a)	n/a	(47)	(13)
PCI(a)	55	—	54

(a)	As a result of the merger, PHI Corporate and PCI began to participate in the Exelon Intercompany Money Pool effective March 24, 2016.

PHI Intercompany Money Pool	During the Three Months Ended March 31, 2017		As of March 31, 2017
Contributed (borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
PHI Corporate	$46	$—	$32
Pepco	—	—	—
DPL	—	—	—
ACE	—	—	—
PHISCO	1	(46)	(32)

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

Shelf Registration Statements

Exelon, Generation, ComEd, PECO, BGE, Pepco, DPL and ACE have a currently effective combined shelf registration statement unlimited in amount, filed with the SEC, that will expire in August 2019. The ability of each Registrant to sell securities off the shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.

Regulatory Authorizations

Generation, ComEd, PECO, BGE, Pepco, DPL and ACE are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	Short-term Financing Authority(a)			Long-term Financing Authority
	Commission	Expiration Date	Amount (in millions)	Commission	Expiration Date	Amount (in millions)
ComEd(b)	FERC	December 31, 2017	$2,500	ICC	2019	$2,383
PECO	FERC	December 31, 2017	1,500	PAPUC	December 31, 2018	1,600
BGE	FERC	December 31, 2017	700	MDPSC	N/A	1,000
Pepco	FERC	June 30, 2018	500	MDPSC / DCPSC	September 25, 2017	550
DPL	FERC	June 30, 2018	500	MDPSC / DPSC	December 31, 2017	125
ACE	NJPU	January 1, 2018	350	NJBPU	December 31, 2017	300

_________

(a)	Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.
(b)

ComEd had $1,565 million available in long-term debt refinancing authority and $818 million available in new money long term debt financing authority from the ICC as of March 31, 2017 and has an expiration date of June 1, 2019 and March 1, 2019, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. See Note 24 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in the Exelon 2016 Form 10-K.

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

For an in-depth discussion of the Registrants’ contractual obligations and off-balance sheet arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangements” in the Exelon 2016 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commercial Commitments.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief executive officer and includes the chief risk officer, chief strategy officer, chief executive officer of Exelon Utilities, chief commercial officer, chief financial officer and chief executive officer of Constellation. The RMC reports to the Finance and Risk Committee of the Exelon Board of Directors on the scope of the risk management activities. The following discussion serves as an update to ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of Exelon’s 2016 Annual Report on Form 10-K incorporated herein by reference.

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

Generation

Normal Operations and Hedging Activities.    Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including portions of the Utility Registrants’ retail load, is sold into the wholesale markets. To reduce price risk caused by market fluctuations, Generation enters into non-derivative contracts as well as derivative contracts, including forwards, futures, swaps and options, with approved counterparties to hedge anticipated exposures. Generation believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges will occur during 2017 through 2019.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Exelon’s hedging program involves the hedging of commodity risk for Exelon’s expected generation, typically on a ratable basis over a three-year period. As of March 31, 2017, the proportion of expected generation hedged is 97%-100%, 60%-63% and 30%-33% for 2017, 2018 and 2019, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted generating facilities based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products and options. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including Generation’s sales to the Utility Registrants to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire non-proprietary trading portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on March 31, 2017 market conditions and hedged position would be an increase in pre-tax net income of approximately $15 million for 2017 and decreases of approximately $350 million and $665 million, respectively, for 2018 and 2019. Power price sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 1,850 GWhs and 1,220 GWhs for the three months ended March 31, 2017 and 2016, respectively, are a complement to Generation’s energy marketing portfolio, but represent a small portion of Generation’s overall revenue from energy marketing activities. Proprietary trading portfolio activity for the three months ended March 31, 2017 resulted in immaterial pre-tax gains due to net mark-to-market losses of $2 million and realized gains of $2 million. Generation uses a 95% confidence interval, assuming standard normal distribution, one day holding period and a one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $0.3 million of exposure during the quarter. Generation has not segregated proprietary trading activity within the following discussion because of the relative size of the proprietary trading portfolio in comparison to Generation’s total Revenue net of purchase power and fuel expense for the three months ended March 31, 2017 of $2,090 million.

Fuel Procurement.    Generation procures natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel assemblies are obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 49% of Generation’s uranium concentrate requirements from 2017 through 2021 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial positions.

ComEd

ComEd entered into 20-year contracts for renewable energy and RECs beginning in June 2012. ComEd is permitted to recover its renewable energy and REC costs from retail customers with no mark-up. The annual commitments represent the maximum settlements with suppliers for renewable energy and RECs under the existing contract terms. Pursuant to the ICC’s Order on December 19, 2012, ComEd’s commitments under the existing long-term contracts were reduced for the June 2013 through May 2014 procurement period. In addition, the ICC’s December 18, 2013 Order approved the reduction of ComEd’s commitments under those contracts for the June 2014 through May 2015 procurement period, and the amount of the reduction was approved by the ICC in March 2014. See Note 5 — Regulatory Matters and Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding energy procurement and derivatives. ComEd does not enter into derivatives for speculative or proprietary trading purposes.

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

BGE has also entered into natural gas contracts, which qualify for the normal purchases and normal sales scope exception, to hedge its price risk in the natural gas market. The hedging program for natural gas procurement has no direct impact on BGE’s financial position. However, under BGE’s market-based rates incentive mechanism, BGE’s actual cost of gas is compared to a market index (a measure of the market price of gas in a given period). The difference between BGE’s actual cost and the market index is shared equally between shareholders and customers.

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

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s, PHI’s and DPL’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2016 to March 31, 2017. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all normal purchase and normal sales contracts and does not segregate proprietary trading activity. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2017 and December 31, 2016.

	Exelon	Generation	ComEd	PHI	DPL
Total mark-to-market energy contract net assets (liabilities) at December 31, 2016(a)	$719	$977	$(258)	$—	$—
Total change in fair value during 2017 of contracts recorded in results of operations	(42)	(42)	—	—	—
Reclassification to realized of contracts recorded in results of operations	(6)	(6)	—	—	—
Contracts received at acquisition date	—	—	—	—	—
Changes in fair value — recorded through regulatory assets and liabilities(b)	(26)	—	(24)	(2)	(2)
Changes in allocated collateral	117	115	—	2	2
Changes in net option premium paid/(received)	6	6	—	—	—
Option premium amortization	4	4	—	—	—
Upfront payments and amortizations(c)	(43)	(43)	—	—	—

Total mark-to-market energy contract net assets (liabilities) at March 31, 2017(a)	$729	$1,011	$(282)	$—	$—

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)

For ComEd and DPL, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of March 31, 2017, ComEd recorded a regulatory liability of $282 million related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. For the three months ended March 31, 2017, ComEd also recorded $30 million of decreases in fair value and an increase for realized losses due to settlements of $6 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

(c)	Includes derivative contracts acquired or sold by Generation through upfront payments or receipts of cash, excluding option premiums, and the associated amortization.

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

Exelon

	Maturities Within						Total Fair Value
	2017	2018	2019	2020	2021	2022 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$100	$(8)	$(39)	$(16)	$(1)	$—	$36
Prices provided by external sources (Level 2)	283	121	8	(3)	1	—	410
Prices based on model or other valuation methods (Level 3)(c)	145	224	73	13	(29)	(143)	283

Total	$528	$337	$42	$(6)	$(29)	$(143)	$729

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $444 million at March 31, 2017.
(c)	Includes ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within						Total Fair Value
	2017	2018	2019	2020	2021	2022 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$100	$(8)	$(39)	$(16)	$(1)	$—	$36
Prices provided by external sources (Level 2)	283	121	8	(3)	1	—	410
Prices based on model or other valuation methods (Level 3)	160	244	94	34	(7)	40	565

Total	$543	$357	$63	$15	$(7)	$40	$1,011

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $444 million at March 31, 2017.

ComEd

	Maturities Within						Total Fair Value
	2017	2018	2019	2020	2021	2022 and Beyond
Commodity derivative contracts(a):
Prices based on model or other valuation methods (Level 3)	$(15)	$(20)	$(21)	$(21)	$(22)	$(183)	$(282)

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

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

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2017. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX and Nodal commodity exchanges, which are discussed below. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO, BGE, Pepco, DPL and ACE of $13 million, $31 million, $24 million, $40 million, $13 million, and $7 million as of March 31, 2017, respectively.

Rating as of March 31, 2017	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$964	$16	$948	1	$313
Non-investment grade	75	3	72	—	—
No external ratings
Internally rated — investment grade	324	—	324	—	—
Internally rated — non-investment grade	127	14	113	—	—

Total	$1,490	$33	$1,457	1	$313

	Maturity of Credit Risk Exposure
Rating as of March 31, 2017	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$753	$208	$3	$964
Non-investment grade	62	13	—	75
No external ratings
Internally rated — investment grade	253	46	25	324
Internally rated — non-investment grade	93	34	—	127

Total	$1,161	$301	$28	$1,490

Net Credit Exposure by Type of Counterparty	As of March 31, 2017
Financial institutions	$101
Investor-owned utilities, marketers, power producers	600
Energy cooperatives and municipalities	663
Other	93

Total	$1,457

(a)	As of March 31, 2017, credit collateral held from counterparties where Generation had credit exposure included $23 million of cash and $10 million of letters of credit.

ComEd, PECO, BGE, PHI, Pepco, DPL and ACE

There have been no significant changes or additions to ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s or ACE’s exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2016 Annual Report on Form 10-K.

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

As of March 31, 2017, Generation had cash collateral of $471 million posted and cash collateral held of $35 million for external counterparties with derivative positions, of which $444 million and an immaterial amount in net cash collateral deposits were offset against energy derivative and interest rate and foreign exchange derivative related to underlying energy contracts, respectively. As of March 31, 2017, $8 million of cash collateral held was not offset against net derivative positions because it was not associated with energy-related derivatives or as of the balance sheet date there were no positions to offset. See Note 17 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of March 31, 2017, ComEd held $1 million in collateral from suppliers in association with energy procurement contracts and held approximately $19 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements in this report and Note 3 — Regulatory Matters of the 2016 Exelon Form 10-K for additional information.

PECO

As of March 31, 2017, PECO was not required to post collateral under its energy and natural gas procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

BGE

BGE is not required to post collateral under its electric supply contracts nor was it holding collateral under its electric supply procurement contracts as of March 31, 2017. As of March 31, 2017, BGE was not required to post collateral under its natural gas procurement contracts but was holding an immaterial amount of collateral under its natural gas procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

Pepco

Pepco is not required to post collateral under its energy procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

DPL

DPL is not required to post collateral under its energy procurement contracts. As of March 31, 2017, DPL was not required to post collateral under its natural gas procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

ACE

ACE is not required to post collateral under its energy procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

RTOs and ISOs (All Registrants)

Generation, ComEd, PECO, BGE, Pepco, DPL and ACE participate in all, or some, of the established wholesale spot energy markets that are administered by PJM, ISO-NE, ISO-NY, CAISO, MISO, SPP, AESO, OIESO and ERCOT. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot energy markets that are administered by the RTOs or ISOs, as applicable. In areas where there are no spot energy markets, electricity is purchased and sold solely through bilateral agreements. For sales into the spot energy markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may, under certain circumstances, require that losses arising from the default of one member on spot energy market transactions be shared by the remaining participants. Non-performance or non-payment by a major counterparty could result in a material adverse impact on the Registrants’ results of operations, cash flows and financial positions.

Exchange Traded Transactions (Exelon, Generation, PHI and DPL)

Generation enters into commodity transactions on NYMEX, ICE, NASDAQ, NGX and the Nodal exchange (“the Exchanges”). DPL enters into commodity transactions on ICE. The Exchange clearinghouses act as the counterparty to each trade. Transactions on the Exchanges must adhere to comprehensive collateral and margining requirements. As a result, transactions on the Exchanges are significantly collateralized and have limited counterparty credit risk.

Interest Rate and Foreign Exchange Risk (All Registrants)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At March 31, 2017, Exelon had $800 million of notional amounts of fixed-to-floating hedges outstanding and Exelon and Generation had $657 million of notional amounts of floating-to-fixed hedges outstanding. Assuming the fair value and cash flow interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $2 million decrease in Exelon Consolidated pre-tax income for the three months ended March 31, 2017. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges.

Equity Price Risk (Exelon and Generation)

Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of March 31, 2017, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $595 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item 4.	Controls and Procedures

During the first quarter of 2017, each of Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s and ACE’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by all Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of March 31, 2017, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of Exelon’s 2016 Form 10-K and (b) Notes 5 — Regulatory Matters and 17 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.

Item 1A.	Risk Factors

Risks Related to Exelon

At March 31, 2017, the Registrants’ risk factors were consistent with the risk factors described in the Registrants’ combined 2016 Form 10-K in ITEM 1A. RISK FACTORS.

Item 4.	Mine Safety Disclosures

All Registrants

Not applicable to the Registrants.

Item 5.	Other Information

Exelon and Generation

See Note 10 — Debt and Credit Agreements and Note 20 — Subsequent Events of the Combined Notes to the Consolidated Financial Statements for recent developments related to EGTP.

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

Exhibit No.	Description

4.1	Form of Exelon Generation Company, LLC 2.950% senior notes due 2020 (File No. 333-85496, Form 8-K dated March 10, 2017, Exhibit 4.1)

4.2	Form of Exelon Generation Company, LLC 3.400% notes due 2022 (File No. 333-85496, Form 8-K dated March 10, 2017, Exhibit 4.2)

4.3	Second Supplemental Indenture, dated April 3, 2017, between Exelon and The Bank of New York Mellon Trust Company, N.A., as trustee, to that certain Indenture (For Unsecured Subordinated Debt Securities), dated June 17, 2014 (File No. 001-16169, Form 8-K dated April 4, 2017, Exhibit 4.3)

4.4	Form of Exelon Corporation 3.497% junior subordinated notes due 2022 (File No. 001-16169, Form 8-K dated April 4, 2017, Exhibit 4.4)

4.5	One Hundred and Nineteenth Supplemental Indenture, dated April 5, 2017, between DPL and The Bank of New York Mellon, trustee

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed by the following officers for the following companies:

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

May 3, 2017

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

May 3, 2017

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

May 3, 2017

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PECO ENERGY COMPANY

/S/ CRAIG L. ADAMS	/S/ PHILLIP S. BARNETT
Craig L. Adams	Phillip S. Barnett
President and Chief Executive Officer (Principal Executive Officer) and Director	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ SCOTT A. BAILEY
Scott A. Bailey
Vice President and Controller (Principal Accounting Officer)

May 3, 2017

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

May 3, 2017

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

May 3, 2017

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

May 3, 2017

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

May 3, 2017

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

May 3, 2017