Form 10-Q
period 2017-06-30
EXELON CORP; EXELON GENERATION CO LLC; DELMARVA POWER & LIGHT CO /DE/; PEPCO HOLDINGS LLC; COMMONWEALTH EDISON CO; BALTIMORE GAS & ELECTRIC CO; ATLANTIC CITY ELECTRIC CO; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO
filed 2017-08-02
CIK 1109357, 1168165, 27879, 1135971, 22606, 9466, 8192, 78100, 79732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2017 was:

Exelon Corporation Common Stock, without par value	960,087,898
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,017,160
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS

Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PCI	Potomac Capital Investment Corporation and its subsidiaries
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
BSC	Exelon Business Services Company, LLC
PHISCO	PHI Service Company
Exelon Corporate	Exelon in its corporate capacity as a holding company
PHI Corporate	PHI in its corporate capacity as a holding company
Registrants	Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL and ACE, collectively
AmerGen	AmerGen Energy Company, LLC
Antelope Valley	Antelope Valley Solar Ranch One
BondCo	RSB BondCo LLC
CENG	Constellation Energy Nuclear Group, LLC
ConEdison Solutions	The competitive retail electricity and natural gas business of Consolidated Edison Solutions, Inc., a subsidiary of Consolidated Edison, Inc.
Constellation	Constellation Energy Group, Inc.
EGTP	ExGen Texas Power, LLC
EGR	ExGen Renewables I, LLC
Entergy	Entergy Nuclear FitzPatrick, LLC
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
FitzPatrick	James A. FitzPatrick nuclear generating station
Legacy PHI	PHI, Pepco, DPL and ACE, collectively
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PETT	PECO Energy Transition Trust
RPG	Renewable Power Generation
SolGen	SolGen, LLC
TMI	Three Mile Island nuclear facility
UII	Unicom Investments, Inc.
Ventures	Exelon Ventures Company, LLC

Other Terms and Abbreviations
Note “—” of the Exelon 2016 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2016 Annual Report on Form 10-K
Act 11	Pennsylvania Act 11 of 2012
Act 129	Pennsylvania Act 129 of 2008
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
AEPS	Pennsylvania Alternative Energy Portfolio Standards
AEPS Act	Pennsylvania Alternative Energy Portfolio Standards Act of 2004, as amended
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
BGS	Basic Generation Service
Block Contracts	Forward Purchase Energy Block Contracts
CAIR	Clean Air Interstate Rule
CAISO	California ISO
CAMR	Federal Clean Air Mercury Rule
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	Clean Energy Standard
CFL	Compact Fluorescent Light
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Competition Act	Pennsylvania Electricity Generation Customer Choice and Competition Act of 1996
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE
Conectiv Energy	Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries, which were sold to Calpine in July 2010
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DCPSC	District of Columbia Public Service Commission
DC PLUG	District of Columbia Power Line Undergrounding
Default Electricity Supply	The supply of electricity by PHI’s electric utility subsidiaries at regulated rates to retail customers who do not elect to purchase electricity from a competitive supplier, and which, depending on the jurisdiction, is also known as Standard Offer Service or BGS
DOE	United States Department of Energy
DOJ	United States Department of Justice
DPSC	Delaware Public Service Commission
DRP	Direct Stock Purchase and Dividend Reinvestment Plan
DSP	Default Service Provider
DSP Program	Default Service Provider Program
EDCs	Electric distribution companies
EDF	Electricite de France SA and its subsidiaries
EE&C	Energy Efficiency and Conservation/Demand Response
EGS	Electric Generation Supplier
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EmPower Maryland	A Maryland demand-side management program for Pepco and DPL

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
EPA	United States Environmental Protection Agency
EPSA	Electric Power Supply Association
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
FASB	Financial Accounting Standards Board
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
Health Care Reform Acts	Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois Act	Illinois Electric Service Customer Choice and Rate Relief Law of 1997
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
Integrys	Integrys Energy Services, Inc.
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	Independent System Operator New England Inc.
ISO-NY	Independent System Operator New York
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LLRW	Low-Level Radioactive Waste
LT Plan	Long-term renewable resources procurement plan
LTIP	Long-Term Incentive Plan
MAPP	Mid-Atlantic Power Pathway
MATS	U.S. EPA Mercury and Air Toxics Rule
MBR	Market Based Rates Incentive
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MOPR	Minimum Offer Price Rule
MRV	Market-Related Value
MW	Megawatt

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
n.m.	not meaningful
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGS	Natural Gas Supplier
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOSA	Nuclear Operating Services Agreement
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NUGs	Non-utility generators
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPC	Office of People’s Counsel
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
Preferred Stock	Originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PURTA	Pennsylvania Public Realty Tax Act
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative

GLOSSARY OF TERMS AND ABBREVIATIONS

Other Terms and Abbreviations
RMC	Risk Management Committee
ROE	Return on equity
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RSSA	Reliability Support Services Agreement
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
Senate Bill 1	Maryland Senate Bill 1
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SGIG	Smart Grid Investment Grant from DOE
SILO	Sale-In, Lease-Out
SMPIP	Smart Meter Procurement and Installation Plan
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPFPA	Security, Police and Fire Professionals of America
SPP	Southwest Power Pool
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
UGSOA	United Government Security Officers of America
Upstream	Natural gas exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit
ZES	Zero Emission Standard

FILING FORMAT

This combined Form 10-Q is being filed separately by Exelon Corporation, Exelon Generation Company, LLC, Commonwealth Edison Company, PECO Energy Company, Baltimore Gas and Electric Company, Pepco Holdings LLC, Potomac Electric Power Company, Delmarva Power & Light Company and Atlantic City Electric Company (Registrants). Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf. No Registrant makes any representation as to information relating to any other Registrant.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the Registrants’ combined 2016 Annual Report on Form 10-K in (a) ITEM 1A. Risk Factors, (b) ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) ITEM 8. Financial Statements and Supplementary Data: Note 24, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, Other Information, ITEM 1A. Risk Factors; (b) Part 1, Financial Information, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part I, Financial Information, ITEM 1. Financial Statements: Note 17, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Operating revenues
Competitive businesses revenues	$3,908	$3,234	$8,468	$7,708
Rate-regulated utility revenues	3,715	3,676	7,913	6,777

Total operating revenues	7,623	6,910	16,381	14,485
Operating expenses
Competitive businesses purchased power and fuel	2,158	1,576	4,952	4,016
Rate-regulated utility purchased power and fuel	928	878	2,033	1,692
Operating and maintenance	2,971	2,505	5,431	5,341
Depreciation and amortization	915	941	1,811	1,626
Taxes other than income	420	394	857	720

Total operating expenses	7,392	6,294	15,084	13,395

Gain on sales of assets	1	31	5	40
Bargain purchase gain	—	—	226	—

Operating income	232	647	1,528	1,130

Other income and (deductions)
Interest expense, net	(426)	(366)	(789)	(643)
Interest expense to affiliates	(10)	(10)	(20)	(20)
Other, net	205	144	488	258

Total other income and (deductions)	(231)	(232)	(321)	(405)

Income before income taxes	1	415	1,207	725
Income taxes	(72)	102	143	285
Equity in losses of unconsolidated affiliates	(9)	(7)	(18)	(10)

Net income	64	306	1,046	430

Net (loss) income attributable to noncontrolling interests and preference stock dividends	(16)	39	(30)	(10)

Net income attributable to common shareholders	$80	$267	$1,076	$440

Comprehensive income, net of income taxes
Net income	$64	$306	$1,046	$430
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(14)	(12)	(28)	(23)
Actuarial loss reclassified to periodic benefit cost	49	46	98	93
Pension and non-pension postretirement benefit plan valuation adjustment	(2)	(1)	(58)	(3)
Unrealized (loss) gain on cash flow hedges	(1)	—	5	(7)
Unrealized (loss) gain on equity investments	—	(4)	3	(7)
Unrealized gain on foreign currency translation	2	—	3	6
Unrealized gain on marketable securities	1	2	2	—

Other comprehensive income	35	31	25	59

Comprehensive income	99	337	1,071	489

Comprehensive (loss) income attributable to noncontrolling interests and preference stock dividends	(16)	39	(32)	(10)

Comprehensive income attributable to common shareholders	$115	$298	$1,103	$499

Average shares of common stock outstanding:
Basic	934	924	931	923
Diluted	936	926	932	926
Earnings per average common share:
Basic	$0.09	$0.29	$1.16	$0.48
Diluted	$0.09	$0.29	$1.15	$0.48

Dividends declared per common share	$0.33	$0.32	$0.66	$0.63

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$1,046	$430
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	2,591	2,396
Impairment of long-lived assets and losses on regulatory assets	445	239
Gain on sales of assets	(5)	(40)
Bargain purchase gain	(226)	—
Deferred income taxes and amortization of investment tax credits	107	261
Net fair value changes related to derivatives	230	194
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(284)	(114)
Other non-cash operating activities	415	1,056
Changes in assets and liabilities:
Accounts receivable	342	86
Inventories	(23)	89
Accounts payable and accrued expenses	(811)	(363)
Option premiums paid, net	(8)	(10)
Collateral (posted) received, net	(173)	710
Income taxes	58	470
Pension and non-pension postretirement benefit contributions	(325)	(258)
Other assets and liabilities	(481)	(593)

Net cash flows provided by operating activities	2,898	4,553

Cash flows from investing activities
Capital expenditures	(3,845)	(4,489)
Proceeds from nuclear decommissioning trust fund sales	5,213	4,977
Investment in nuclear decommissioning trust funds	(5,339)	(5,094)
Acquisition of businesses, net	(212)	(6,642)
Proceeds from sales of long-lived assets	211	45
Proceeds from termination of direct financing lease investment	—	360
Change in restricted cash	1	15
Other investing activities	(9)	(49)

Net cash flows used in investing activities	(3,980)	(10,877)

Cash flows from financing activities
Changes in short-term borrowings	422	(798)
Proceeds from short-term borrowings with maturities greater than 90 days	576	194
Repayments on short-term borrowings with maturities greater than 90 days	(510)	(315)
Issuance of long-term debt	981	3,174
Retirement of long-term debt	(1,049)	(217)
Dividends paid on common stock	(607)	(582)
Common stock issued from treasury stock	1,150	—
Proceeds from employee stock plans	43	17
Other financing activities	(23)	(4)

Net cash flows provided by financing activities	983	1,469

Decrease in cash and cash equivalents	(99)	(4,855)
Cash and cash equivalents at beginning of period	635	6,502

Cash and cash equivalents at end of period	$536	$1,647

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$536	$635
Restricted cash and cash equivalents	252	253
Deposit with IRS	1,250	1,250
Accounts receivable, net
Customer	3,825	4,158
Other	958	1,201
Mark-to-market derivative assets	833	917
Unamortized energy contract assets	84	88
Inventories, net
Fossil fuel and emission allowances	334	364
Materials and supplies	1,267	1,274
Regulatory assets	1,293	1,342
Other	1,600	930

Total current assets	12,232	12,412

Property, plant and equipment, net	72,748	71,555
Deferred debits and other assets
Regulatory assets	9,945	10,046
Nuclear decommissioning trust funds	12,641	11,061
Investments	638	629
Goodwill	6,677	6,677
Mark-to-market derivative assets	464	492
Unamortized energy contract assets	419	447
Pledged assets for Zion Station decommissioning	75	113
Other	1,265	1,472

Total deferred debits and other assets	32,124	30,937

Total assets(a)	$117,104	$114,904

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,757	$1,267
Long-term debt due within one year	3,619	2,430
Accounts payable	3,134	3,441
Accrued expenses	2,878	3,460
Payables to affiliates	8	8
Regulatory liabilities	574	602
Mark-to-market derivative liabilities	244	282
Unamortized energy contract liabilities	340	407
Renewable energy credit obligation	308	428
PHI merger related obligation	126	151
Other	977	981

Total current liabilities	13,965	13,457

Long-term debt	30,315	31,575
Long-term debt to financing trusts	641	641
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	18,521	18,138
Asset retirement obligations	9,848	9,111
Pension obligations	4,082	4,248
Non-pension postretirement benefit obligations	1,955	1,848
Spent nuclear fuel obligation	1,139	1,024
Regulatory liabilities	4,398	4,187
Mark-to-market derivative liabilities	417	392
Unamortized energy contract liabilities	705	830
Payable for Zion Station decommissioning	—	14
Other	1,828	1,827

Total deferred credits and other liabilities	42,893	41,619

Total liabilities(a)	87,814	87,292

Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2000 shares authorized, 960 shares and 924 shares outstanding at June 30, 2017 and December 31, 2016, respectively)	18,860	18,794
Treasury stock, at cost (2 shares and 35 shares at June 30, 2017 and December 31, 2016, respectively)	(123)	(2,327)
Retained earnings	11,442	12,030
Accumulated other comprehensive loss, net	(2,633)	(2,660)

Total shareholders’ equity	27,546	25,837
Noncontrolling interests	1,744	1,775

Total equity	29,290	27,612

Total liabilities and shareholders’ equity	$117,104	$114,904

(a)

Exelon’s consolidated assets include $8,385 million and $8,893 million at June 30, 2017 and December 31, 2016, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,021 million and $3,356 million at June 30, 2017 and December 31, 2016, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders’ Equity
Balance, December 31, 2016	958,778	$18,794	$(2,327)	$12,030	$(2,660)	$1,775	$27,612
Net income (loss)	—	—	—	1,076	—	(30)	1,046
Long-term incentive plan activity	2,494	23	—	—	—	—	23
Employee stock purchase plan issuances	648	43	—	—	—	—	43
Common stock issued from treasury stock	—	—	2,204	(1,054)	—	—	1,150
Changes in equity of noncontrolling interests	—	—	—	—	—	1	1
Common stock dividends	—	—	—	(610)	—	—	(610)
Other comprehensive income (loss), net of income taxes	—	—	—	—	27	(2)	25

Balance, June 30, 2017	961,920	$18,860	$(123)	$11,442	$(2,633)	$1,744	$29,290

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating revenues
Operating revenues	$3,906	$3,231	$8,463	$7,702
Operating revenues from affiliates	268	358	598	627

Total operating revenues	4,174	3,589	9,061	8,329

Operating expenses
Purchased power and fuel	2,156	1,575	4,952	4,015
Purchased power and fuel from affiliates	1	2	3	5
Operating and maintenance	1,824	1,369	3,132	2,665
Operating and maintenance from affiliates	186	161	365	332
Depreciation and amortization	334	408	637	697
Taxes other than income	140	118	282	244

Total operating expenses	4,641	3,633	9,371	7,958

Gain on sales of assets	—	31	4	31
Bargain purchase gain	—	—	226	—

Operating (loss) income	(467)	(13)	(80)	402

Other income and (deductions)
Interest expense, net	(120)	(89)	(209)	(176)
Interest expense to affiliates	(9)	(10)	(19)	(20)
Other, net	181	117	440	210

Total other income and (deductions)	52	18	212	14

(Loss) income before income taxes	(415)	5	132	416
Income taxes	(158)	(31)	(31)	120
Equity in losses of unconsolidated affiliates	(9)	(8)	(19)	(11)

Net (loss) income	(266)	28	144	285
Net (loss) income attributable to noncontrolling interests	(16)	36	(30)	(17)

Net (loss) income attributable to membership interest	$(250)	$(8)	$174	$302

Comprehensive (loss) income, net of income taxes
Net (loss) income	$(266)	$28	$144	$285
Other comprehensive income (loss), net of income taxes
Unrealized (loss) gain on cash flow hedges	(1)	1	5	(4)
Unrealized (loss) gain on equity investments	—	(2)	4	(4)
Unrealized gain on foreign currency translation	2	—	3	6
Unrealized gain on marketable securities	—	1	—	—

Other comprehensive income (loss)	1	—	12	(2)

Comprehensive (loss) income	(265)	28	156	283

Comprehensive (loss) income attributable to noncontrolling interests	(16)	36	(32)	(17)

Comprehensive (loss) income attributable to membership interest	$(249)	$(8)	$188	$300

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$144	$285
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	1,415	1,467
Impairment of long-lived assets	445	179
Gain on sales of assets	(4)	(31)
Bargain purchase gain	(226)	—
Deferred income taxes and amortization of investment tax credits	(173)	(59)
Net fair value changes related to derivatives	235	199
Net realized and unrealized gains on nuclear decommissioning trust fund investments	(284)	(114)
Other non-cash operating activities	121	169
Changes in assets and liabilities:
Accounts receivable	192	123
Receivables from and payables to affiliates, net	8	(77)
Inventories	(5)	57
Accounts payable and accrued expenses	(328)	(228)
Option premiums paid, net	(8)	(10)
Collateral (posted) received, net	(163)	720
Income taxes	(99)	41
Pension and non-pension postretirement benefit contributions	(116)	(117)
Other assets and liabilities	(180)	(217)

Net cash flows provided by operating activities	974	2,387

Cash flows from investing activities
Capital expenditures	(1,189)	(2,051)
Proceeds from nuclear decommissioning trust fund sales	5,213	4,977
Investment in nuclear decommissioning trust funds	(5,339)	(5,094)
Acquisition of businesses, net	(212)	(1)
Proceeds from sale of long-lived assets	210	30
Change in restricted cash	(8)	25
Other investing activities	(32)	(96)

Net cash flows used in investing activities	(1,357)	(2,210)

Cash flows from financing activities
Changes in short-term borrowings	(51)	—
Proceeds from short-term borrowings with maturities greater than 90 days	76	194
Repayments of short-term borrowings with maturities greater than 90 days	(10)	(15)
Issuance of long-term debt	779	173
Retirement of long-term debt	(295)	(131)
Changes in Exelon intercompany money pool	196	(429)
Distribution to member	(330)	(111)
Contribution from member	—	45
Other financing activities	(7)	39

Net cash flows provided by (used in) financing activities	358	(235)

Decrease in cash and cash equivalents	(25)	(58)
Cash and cash equivalents at beginning of period	290	431

Cash and cash equivalents at end of period	$265	$373

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$265	$290
Restricted cash and cash equivalents	166	158
Accounts receivable, net
Customer	2,242	2,433
Other	447	558
Mark-to-market derivative assets	833	917
Receivables from affiliates	143	156
Unamortized energy contract assets	84	88
Inventories, net
Fossil fuel and emission allowances	272	292
Materials and supplies	901	935
Other	1,241	701

Total current assets	6,594	6,528

Property, plant and equipment, net	25,261	25,585
Deferred debits and other assets
Nuclear decommissioning trust funds	12,641	11,061
Investments	426	418
Goodwill	47	47
Mark-to-market derivative assets	453	476
Prepaid pension asset	1,590	1,595
Pledged assets for Zion Station decommissioning	75	113
Unamortized energy contract assets	418	447
Deferred income taxes	5	16
Other	620	688

Total deferred debits and other assets	16,275	14,861

Total assets(a)	$48,130	$46,974

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$716	$699
Long-term debt due within one year	1,828	1,117
Accounts payable	1,527	1,610
Accrued expenses	722	989
Payables to affiliates	132	137
Borrowings from Exelon intercompany money pool	251	55
Mark-to-market derivative liabilities	225	263
Unamortized energy contract liabilities	61	72
Renewable energy credit obligation	308	428
Other	294	313

Total current liabilities	6,064	5,683

Long-term debt	7,010	7,202
Long-term debt to affiliate	916	922
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,578	5,585
Asset retirement obligations	9,655	8,922
Non-pension postretirement benefit obligations	922	930
Spent nuclear fuel obligation	1,139	1,024
Payables to affiliates	2,871	2,608
Mark-to-market derivative liabilities	180	153
Unamortized energy contract liabilities	67	80
Payable for Zion Station decommissioning	—	14
Other	598	595

Total deferred credits and other liabilities	21,010	19,911

Total liabilities(a)	35,000	33,718

Commitments and contingencies
Equity
Member’s equity
Membership interest	9,308	9,261
Undistributed earnings	2,119	2,275
Accumulated other comprehensive loss, net	(40)	(54)

Total member’s equity	11,387	11,482
Noncontrolling interests	1,743	1,774

Total equity	13,130	13,256

Total liabilities and equity	$48,130	$46,974

(a)

Generation’s consolidated assets include $8,342 million and $8,817 million at June 30, 2017 and December 31, 2016, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $2,900 million and $3,170 million at June 30, 2017 and December 31, 2016, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$9,261	$2,275	$(54)	$1,774	$13,256
Net income (loss)	—	174	—	(30)	144
Changes in equity of noncontrolling interests	—	—	—	1	1
Distribution of net retirement benefit obligation to member	49	—	—	—	49
Allocation of tax benefit from member	(2)	—	—	—	(2)
Distribution to member	—	(330)	—	—	(330)
Other comprehensive income (loss), net of income taxes	—	—	14	(2)	12

Balance, June 30, 2017	$9,308	$2,119	$(40)	$1,743	$13,130

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating revenues
Electric operating revenues	$1,354	$1,283	$2,647	$2,527
Operating revenues from affiliates	3	3	9	8

Total operating revenues	1,357	1,286	2,656	2,535

Operating expenses
Purchased power	360	326	689	668
Purchased power from affiliate	18	13	24	18
Operating and maintenance	312	318	620	623
Operating and maintenance from affiliate	65	50	127	113
Depreciation and amortization	211	190	419	379
Taxes other than income	72	65	144	141

Total operating expenses	1,038	962	2,023	1,942

Gain on sales of assets	—	—	—	5

Operating income	319	324	633	598

Other income and (deductions)
Interest expense, net	(98)	(88)	(179)	(170)
Interest expense to affiliates	(3)	(3)	(6)	(7)
Other, net	4	3	8	7

Total other income and (deductions)	(97)	(88)	(177)	(170)

Income before income taxes	222	236	456	428
Income taxes	104	91	197	168

Net income	$118	$145	$259	$260

Comprehensive income	$118	$145	$259	$260

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$259	$260
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	419	379
Deferred income taxes and amortization of investment tax credits	235	222
Other non-cash operating activities	58	83
Changes in assets and liabilities:
Accounts receivable	12	(36)
Receivables from and payables to affiliates, net	(4)	1
Inventories	(2)	7
Accounts payable and accrued expenses	(182)	(42)
Collateral (posted) received, net	(8)	(10)
Income taxes	4	261
Pension and non-pension postretirement benefit contributions	(37)	(35)
Other assets and liabilities	34	38

Net cash flows provided by operating activities	788	1,128

Cash flows from investing activities
Capital expenditures	(1,168)	(1,334)
Change in restricted cash	(10)	—
Other investing activities	12	21

Net cash flows used in investing activities	(1,166)	(1,313)

Cash flows from financing activities
Changes in short-term borrowings	389	(259)
Issuance of long-term debt	—	1,200
Contributions from parent	184	113
Dividends paid on common stock	(211)	(183)
Other financing activities	(1)	(17)

Net cash flows provided by financing activities	361	854

(Decrease) increase in cash and cash equivalents	(17)	669
Cash and cash equivalents at beginning of period	56	67

Cash and cash equivalents at end of period	$39	$736

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$39	$56
Restricted cash	12	2
Accounts receivable, net
Customer	529	528
Other	211	218
Receivables from affiliates	386	356
Inventories, net	160	159
Regulatory assets	182	190
Other	57	45

Total current assets	1,576	1,554

Property, plant and equipment, net	20,019	19,335
Deferred debits and other assets
Regulatory assets	1,050	977
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,364	2,170
Prepaid pension asset	1,283	1,343
Other	237	325

Total deferred debits and other assets	7,565	7,446

Total assets	$29,160	$28,335

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$389	$—
Long-term debt due within one year	1,125	425
Accounts payable	547	645
Accrued expenses	1,107	1,250
Payables to affiliates	67	65
Customer deposits	115	121
Regulatory liabilities	269	329
Mark-to-market derivative liability	19	19
Other	112	84

Total current liabilities	3,750	2,938

Long-term debt	5,911	6,608
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	5,600	5,364
Asset retirement obligations	122	119
Non-pension postretirement benefits obligations	229	239
Regulatory liabilities	3,585	3,369
Mark-to-market derivative liability	237	239
Other	541	529

Total deferred credits and other liabilities	10,314	9,859

Total liabilities	20,180	19,610

Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	6,357	6,150
Retained deficit unappropriated	(1,639)	(1,639)
Retained earnings appropriated	2,674	2,626

Total shareholders’ equity	8,980	8,725

Total liabilities and shareholders’ equity	$29,160	$28,335

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2016	$1,588	$6,150	$(1,639)	$2,626	$8,725
Net income	—	—	259	—	259
Appropriation of retained earnings for future dividends	—	—	(259)	259	—
Common stock dividends	—	—	—	(211)	(211)
Contribution from parent	—	184	—	—	184
Parent tax matter indemnification	—	23	—	—	23

Balance, June 30, 2017	$1,588	$6,357	$(1,639)	$2,674	$8,980

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating revenues
Electric operating revenues	$548	$585	$1,138	$1,228
Natural gas operating revenues	80	77	285	273
Operating revenues from affiliates	2	2	3	4

Total operating revenues	630	664	1,426	1,505

Operating expenses
Purchased power	136	130	292	295
Purchased fuel	27	23	113	100
Purchased power from affiliate	34	64	79	142
Operating and maintenance	153	157	326	333
Operating and maintenance from affiliates	37	33	72	72
Depreciation and amortization	71	67	141	134
Taxes other than income	35	38	74	80

Total operating expenses	493	512	1,097	1,156

Operating income	137	152	329	349

Other income and (deductions)
Interest expense, net	(28)	(28)	(56)	(56)
Interest expense to affiliates	(3)	(3)	(6)	(6)
Other, net	2	2	3	4

Total other income and (deductions)	(29)	(29)	(59)	(58)

Income before income taxes	108	123	270	291
Income taxes	20	23	55	67

Net income	$88	$100	$215	$224

Comprehensive income	$88	$100	$215	$224

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$215	$224
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	141	134
Deferred income taxes and amortization of investment tax credits	39	51
Other non-cash operating activities	22	27
Changes in assets and liabilities:
Accounts receivable	26	(1)
Receivables from and payables to affiliates, net	(10)	(2)
Inventories	7	19
Accounts payable and accrued expenses	(30)	(19)
Income taxes	51	31
Pension and non-pension postretirement benefit contributions	(23)	(29)
Other assets and liabilities	(70)	(96)

Net cash flows provided by operating activities	368	339

Cash flows from investing activities
Capital expenditures	(367)	(299)
Changes in Exelon intercompany money pool	121	—
Other investing activities	4	8

Net cash flows used in investing activities	(242)	(291)

Cash flows from financing activities
Dividends paid on common stock	(144)	(139)
Other financing activities	—	(1)

Net cash flows used in financing activities	(144)	(140)

Decrease in cash and cash equivalents	(18)	(92)
Cash and cash equivalents at beginning of period	63	295

Cash and cash equivalents at end of period	$45	$203

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$45	$63
Restricted cash and cash equivalents	4	4
Accounts receivable, net
Customer	258	306
Other	135	131
Receivables from affiliates	1	4
Receivable from Exelon intercompany pool	10	131
Inventories, net
Fossil fuel	25	35
Materials and supplies	30	27
Prepaid utility taxes	77	9
Regulatory assets	46	29
Other	25	18

Total current assets	656	757

Property, plant and equipment, net	7,758	7,565
Deferred debits and other assets
Regulatory assets	1,732	1,681
Investments	24	25
Receivable from affiliates	506	438
Prepaid pension asset	354	345
Other	11	20

Total deferred debits and other assets	2,627	2,509

Total assets	$11,041	$10,831

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Long-term debt due within one year	$500	$—
Accounts payable	278	342
Accrued expenses	136	104
Payables to affiliates	50	63
Customer deposits	63	61
Regulatory liabilities	155	127
Other	31	30

Total current liabilities	1,213	727

Long-term debt	2,080	2,580
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,128	3,006
Asset retirement obligations	28	28
Non-pension postretirement benefits obligations	289	289
Regulatory liabilities	544	517
Other	89	85

Total deferred credits and other liabilities	4,078	3,925

Total liabilities	7,555	7,416

Commitments and contingencies
Shareholder’s equity
Common stock	2,473	2,473
Retained earnings	1,012	941
Accumulated other comprehensive income, net	1	1

Total shareholder’s equity	3,486	3,415

Total liabilities and shareholder’s equity	$11,041	$10,831

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholder’s Equity
Balance, December 31, 2016	$2,473	$941	$1	$3,415
Net income	—	215	—	215
Common stock dividends	—	(144)	—	(144)

Balance, June 30, 2017	$2,473	$1,012	$1	$3,486

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating revenues
Electric operating revenues	$569	$582	$1,234	$1,260
Natural gas operating revenues	102	94	383	340
Operating revenues from affiliates	3	4	8	9

Total operating revenues	674	680	1,625	1,609

Operating expenses
Purchased power	115	108	248	235
Purchased fuel	22	20	105	95
Purchased power from affiliate	97	133	231	304
Operating and maintenance	135	177	284	345
Operating and maintenance from affiliates	39	31	73	65
Depreciation and amortization	112	97	239	206
Taxes other than income	56	55	119	114

Total operating expenses	576	621	1,299	1,364

Operating income	98	59	326	245

Other income and (deductions)
Interest expense, net	(22)	(20)	(46)	(40)
Interest expense to affiliates	(4)	(4)	(8)	(8)
Other, net	4	5	8	11

Total other income and (deductions)	(22)	(19)	(46)	(37)

Income before income taxes	76	40	280	208
Income taxes	31	6	111	73

Net income	45	34	169	135
Preference stock dividends	—	3	—	6

Net income attributable to common shareholder	$45	$31	$169	$129

Comprehensive income	$45	$34	$169	$135
Comprehensive income attributable to preference stock dividends	—	3	—	6

Comprehensive income attributable to common shareholder	$45	$31	$169	$129

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$169	$135
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	239	206
Impairment of long-lived assets and losses on regulatory assets	—	52
Deferred income taxes and amortization of investment tax credits	99	17
Other non-cash operating activities	35	60
Changes in assets and liabilities:
Accounts receivable	77	11
Receivables from and payables to affiliates, net	(7)	6
Inventories	(5)	6
Accounts payable and accrued expenses	(83)	(5)
Income taxes	26	46
Pension and non-pension postretirement benefit contributions	(47)	(42)
Other assets and liabilities	(31)	(3)

Net cash flows provided by operating activities	472	489

Cash flows from investing activities
Capital expenditures	(405)	(392)
Change in restricted cash	18	5
Other investing activities	4	12

Net cash flows used in investing activities	(383)	(375)

Cash flows from financing activities
Changes in short-term borrowings	40	(2)
Retirement of long-term debt	(41)	(39)
Dividends paid on preference stock	—	(6)
Dividends paid on common stock	(99)	(90)
Contributions from parent	—	21
Other financing activities	—	(2)

Net cash flows used in financing activities	(100)	(118)

Decrease in cash and cash equivalents	(11)	(4)
Cash and cash equivalents at beginning of period	23	9

Cash and cash equivalents at end of period	$12	$5

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$12	$23
Restricted cash and cash equivalents	6	24
Accounts receivable, net
Customer	312	395
Other	75	102
Receivables from affiliates	1	—
Inventories, net
Gas held in storage	31	30
Materials and supplies	42	38
Prepaid utility taxes	—	15
Regulatory assets	197	208
Other	4	7

Total current assets	680	842

Property, plant and equipment, net	7,283	7,040
Deferred debits and other assets
Regulatory assets	495	504
Investments	13	12
Prepaid pension asset	310	297
Other	5	9

Total deferred debits and other assets	823	822

Total assets(a)	$8,786	$8,704

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$85	$45
Long-term debt due within one year	—	41
Accounts payable	205	205
Accrued expenses	100	175
Payables to affiliates	49	55
Customer deposits	113	110
Regulatory liabilities	67	50
Other	21	26

Total current liabilities	640	707

Long-term debt	2,282	2,281
Long-term debt to financing trust	252	252
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,322	2,219
Asset retirement obligations	22	21
Non-pension postretirement benefits obligations	201	205
Regulatory liabilities	90	110
Other	59	61

Total deferred credits and other liabilities	2,694	2,616

Total liabilities(a)	5,868	5,856

Commitments and contingencies
Shareholders’ equity
Common stock	1,421	1,421
Retained earnings	1,497	1,427

Total shareholders’ equity	2,918	2,848

Total liabilities and shareholders’ equity	$8,786	$8,704

(a)

BGE’s consolidated assets include $26 million at December 31, 2016 of BGE’s consolidated VIE that can only be used to settle the liabilities of the VIE. BGE’s consolidated liabilities include $42 million at December 31, 2016 of BGE’s consolidated VIE for which the VIE creditors do not have recourse to BGE. BGE has no interests in any VIEs as of June 30, 2017. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2016	$1,421	$1,427	$2,848
Net income	—	169	169
Common stock dividends	—	(99)	(99)

Balance, June 30, 2017	$1,421	$1,497	$2,918

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,	March 24 to June 30,	January 1 to March 23,
(In millions)	2017	2016	2017	2016	2016
Operating revenues
Electric operating revenues	$1,040	$1,030	$2,138	$1,120	$1,096
Natural gas operating revenues	22	26	87	28	57
Operating revenues from affiliates	12	10	23	23	—

Total operating revenues	1,074	1,066	2,248	1,171	1,153

Operating expenses
Purchased power	259	263	547	288	471
Purchased fuel	9	9	39	11	26
Purchased power and fuel from affiliates	115	144	259	155	—
Operating and maintenance	231	223	454	670	294
Operating and maintenance from affiliates	38	23	70	25	—
Depreciation and amortization	165	160	332	174	152
Taxes other than income	110	108	221	123	105

Total operating expenses	927	930	1,922	1,446	1,048

Gain on sales of assets	1	—	1	—	—

Operating income (loss)	148	136	327	(275)	105

Other income and (deductions)
Interest expense, net	(59)	(66)	(122)	(71)	(65)
Other, net	13	11	26	12	(4)

Total other income and (deductions)	(46)	(55)	(96)	(59)	(69)

Income (loss) before income taxes	102	81	231	(334)	36
Income taxes	36	29	26	(77)	17

Net income (loss)	$66	$52	$205	$(257)	$19

Comprehensive income (loss), net of income taxes
Net income (loss)	$66	$52	$205	$(257)	$19
Other comprehensive income, net of income taxes
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic cost	—	—	—	—	1

Other comprehensive income	—	—	—	—	1

Comprehensive income (loss)	$66	$52	$205	$(257)	$20

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30,	March 24 to June 30,	January 1 to March 23,
(In millions)	2017	2016	2016
Cash flows from operating activities
Net income (loss)	$205	$(257)	$19
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	332	174	152
Gain on sale of long-lived assets	(1)	—	—
Deferred income taxes and amortization of investment tax credits	59	(16)	19
Net fair value changes related to derivatives	—	—	18
Other non-cash operating activities	28	444	46
Changes in assets and liabilities:
Accounts receivable	(3)	56	(28)
Receivables from and payables to affiliates, net	(7)	39	—
Inventories	(19)	—	(4)
Accounts payable and accrued expenses	(61)	(35)	42
Income taxes	87	22	12
Pension and non-pension postretirement benefit contributions	(68)	(2)	(4)
Other assets and liabilities	(149)	(237)	(8)

Net cash flows provided by operating activities	403	188	264

Cash flows from investing activities
Capital expenditures	(671)	(339)	(273)
Proceeds from sales of long-lived assets	1	15	—
Changes in restricted cash	3	(34)	3
Purchases of investments	—	—	(68)
Other investing activities	—	8	(5)

Net cash flows used in investing activities	(667)	(350)	(343)

Cash flows from financing activities
Changes in short-term borrowings	45	(537)	(121)
Proceeds from short-term borrowings with maturities greater than 90 days	—	—	500
Repayments of short-term borrowings with maturities greater than 90 days	(500)	(300)	—
Issuance of long-term debt	202	1	—
Retirement of long-term debt	(120)	(16)	(11)
Common stock issued for the Direct Stock Purchase and Dividend Reinvestment Plan and employee-related compensation	—	—	2
Distribution to member	(131)	(124)	—
Contribution from member	751	1,088	—
Change in Exelon intercompany money pool	—	28	—
Other financing activities	(2)	(3)	2

Net cash flows provided by financing activities	245	137	372

(Decrease) increase in cash and cash equivalents	(19)	(25)	293
Cash and cash equivalents at beginning of period	170	319	26

Cash and cash equivalents at end of period	$151	$294	$319

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor
(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$151	$170
Restricted cash and cash equivalents	40	43
Accounts receivable, net
Customer	484	496
Other	199	283
Receivable from affiliates	1	—
Inventories, net
Gas held in storage	6	6
Materials and supplies	134	116
Regulatory assets	605	653
Other	86	71

Total current assets	1,706	1,838

Property, plant and equipment, net	12,014	11,598
Deferred debits and other assets
Regulatory assets	2,715	2,851
Investments	132	133
Goodwill	4,005	4,005
Long-term note receivable	4	4
Prepaid pension asset	529	509
Deferred income taxes	6	6
Other	79	81

Total deferred debits and other assets	7,470	7,589

Total assets(a)	$21,190	$21,025

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor
(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Short-term borrowings	$67	$522
Long-term debt due within one year	160	253
Accounts payable	415	458
Accrued expenses	259	272
Payables to affiliates	86	94
Unamortized energy contract liabilities	279	335
Customer deposits	119	123
Merger related obligation	73	101
Regulatory liabilities	68	79
Other	36	47

Total current liabilities	1,562	2,284

Long-term debt	5,792	5,645
Deferred credits and other liabilities
Regulatory liabilities	151	158
Deferred income taxes and unamortized investment tax credits	3,844	3,775
Asset retirement obligations	14	14
Non-pension postretirement benefit obligations	135	134
Unamortized energy contract liabilities	638	750
Other	213	249

Total deferred credits and other liabilities	4,995	5,080

Total liabilities(a)	12,349	13,009

Commitments and contingencies
Member’s equity
Membership interest	8,828	8,077
Undistributed earnings (losses)	13	(61)

Total member’s equity	8,841	8,016

Total liabilities and member’s equity	$21,190	$21,025

(a)

PHI’s consolidated total assets include $43 million and $49 million at June 30, 2017 and December 31, 2016, respectively, of PHI’s consolidated VIE that can only be used to settle the liabilities of the VIE. PHI’s consolidated total liabilities include $121 million and $143 million at June 30, 2017 and December 31, 2016, respectively, of PHI’s consolidated VIE for which the VIE creditors do not have recourse to PHI. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(In millions)	Membership Interest	Undistributed Earnings (Losses)	Member’s Equity
Successor
Balance, December 31, 2016	$8,077	$(61)	$8,016
Net income	—	205	205
Distribution to member	—	(131)	(131)
Contribution from member	751	—	751

Balance, June 30, 2017	$8,828	$13	$8,841

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating revenues
Electric operating revenues	$513	$508	$1,042	$1,058
Operating revenues from affiliates	1	1	3	3

Total operating revenues	514	509	1,045	1,061

Operating expenses
Purchased power	74	64	157	256
Purchased power from affiliates	69	88	152	95
Operating and maintenance	106	100	208	389
Operating and maintenance from affiliates	14	9	26	10
Depreciation and amortization	78	70	160	144
Taxes other than income	90	89	180	182

Total operating expenses	431	420	883	1,076

Gain on sales of assets	1	8	1	8

Operating income (loss)	84	97	163	(7)

Other income and (deductions)
Interest expense, net	(28)	(31)	(58)	(68)
Other, net	7	6	15	14

Total other income and (deductions)	(21)	(25)	(43)	(54)

Income (loss) before income taxes	63	72	120	(61)
Income taxes	20	23	19	(1)

Net income (loss)	$43	$49	$101	$(60)

Comprehensive income (loss)	$43	$49	$101	$(60)

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income (loss)	$101	$(60)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	160	144
Deferred income taxes and amortization of investment tax credits	35	20
Gain on sale of long-lived assets	(1)	—
Other non-cash operating activities	—	158
Changes in assets and liabilities:
Accounts receivable	(33)	(41)
Receivables from and payables to affiliates, net	(4)	47
Inventories	(10)	1
Accounts payable and accrued expenses	(45)	(19)
Income taxes	46	165
Pension and non-pension postretirement benefit contributions	(65)	(3)
Other assets and liabilities	(55)	(47)

Net cash flows provided by operating activities	129	365

Cash flows from investing activities
Capital expenditures	(291)	(256)
Proceeds from sale of long-lived asset	1	12
Purchases of investments	—	(31)
Changes in restricted cash	(1)	(31)
Other investing activities	(2)	(1)

Net cash flows used in investing activities	(293)	(307)

Cash flows from financing activities
Changes in short-term borrowings	(23)	(64)
Issuance of long-term debt	202	1
Retirement of long-term debt	(7)	(5)
Dividends paid on common stock	(58)	(55)
Contribution from parent	161	187
Other financing activities	(1)	—

Net cash flows provided by financing activities	274	64

Increase in cash and cash equivalents	110	122
Cash and cash equivalents at beginning of period	9	5

Cash and cash equivalents at end of period	$119	$127

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$119	$9
Restricted cash and cash equivalents	34	33
Accounts receivable, net
Customer	256	235
Other	114	150
Inventories, net	73	63
Regulatory assets	165	162
Other	7	32

Total current assets	768	684

Property, plant and equipment, net	5,759	5,571
Deferred debits and other assets
Regulatory assets	682	690
Investments	102	102
Prepaid pension asset	332	282
Other	5	6

Total deferred debits and other assets	1,121	1,080

Total assets	$7,648	$7,335

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Short-term borrowings	$—	$23
Long-term debt due within one year	18	16
Accounts payable	157	209
Accrued expenses	117	113
Payables to affiliates	70	74
Customer deposits	53	53
Regulatory liabilities	5	11
Merger related obligation	49	68
Other	16	29

Total current liabilities	485	596

Long-term debt	2,527	2,333
Deferred credits and other liabilities
Regulatory liabilities	17	20
Deferred income taxes and unamortized investment tax credits	1,950	1,910
Non-pension postretirement benefit obligations	40	43
Other	125	133

Total deferred credits and other liabilities	2,132	2,106

Total liabilities	5,144	5,035

Commitments and contingencies
Shareholder’s equity
Common stock	1,470	1,309
Retained earnings	1,034	991

Total shareholder’s equity	2,504	2,300

Total liabilities and shareholder’s equity	$7,648	$7,335

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholder’s Equity
Balance, December 31, 2016	$1,309	$991	$2,300
Net income	—	101	101
Common stock dividends	—	(58)	(58)
Contribution from parent	161	—	161

Balance, June 30, 2017	$1,470	$1,034	$2,504

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating revenues
Electric operating revenues	$258	$253	$553	$554
Natural gas operating revenues	22	26	87	85
Operating revenues from affiliates	2	2	4	4

Total operating revenues	282	281	644	643

Operating expenses
Purchased power	64	70	141	216
Purchased fuel	9	9	38	35
Purchased power from affiliate	40	43	91	47
Operating and maintenance	66	73	133	277
Operating and maintenance from affiliates	8	5	15	6
Depreciation and amortization	40	38	79	76
Taxes other than income	14	13	28	28

Total operating expenses	241	251	525	685

Operating income (loss)	41	30	119	(42)

Other income and (deductions)
Interest expense, net	(13)	(13)	(25)	(25)
Other, net	3	3	6	6

Total other income and (deductions)	(10)	(10)	(19)	(19)

Income (loss) before income taxes	31	20	100	(61)
Income taxes	12	8	24	(1)

Net income (loss)	$19	$12	$76	$(60)

Comprehensive income (loss)	$19	$12	$76	$(60)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income (loss)	$76	$(60)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	79	76
Deferred income taxes and amortization of investment tax credits	33	23
Other non-cash operating activities	(3)	121
Changes in assets and liabilities:
Accounts receivable	12	30
Receivables from and payables to affiliates, net	(2)	15
Inventories	(3)	1
Accounts payable and accrued expenses	18	(2)
Collateral received	—	1
Income taxes	13	66
Other assets and liabilities	(29)	(51)

Net cash flows provided by operating activities	194	220

Cash flows from investing activities
Capital expenditures	(192)	(182)
Changes in restricted cash	—	(1)
Other investing activities	1	3

Net cash flows used in investing activities	(191)	(180)

Cash flows from financing activities
Changes in short-term borrowings	25	(105)
Retirement of long-term debt	(14)	—
Dividends paid on common stock	(54)	(38)
Contribution from parent	—	113

Net cash flows used in financing activities	(43)	(30)

(Decrease) Increase in cash and cash equivalents	(40)	10
Cash and cash equivalents at beginning of period	46	5

Cash and cash equivalents at end of period	$6	$15

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$6	$46
Accounts receivable, net
Customer	124	136
Other	49	63
Receivables from affiliates	—	3
Inventories, net
Gas held in storage	6	7
Materials and supplies	36	32
Regulatory assets	71	59
Other	19	24

Total current assets	311	370

Property, plant and equipment, net	3,412	3,273
Deferred debits and other assets
Regulatory assets	299	289
Goodwill	8	8
Prepaid pension asset	200	206
Other	5	7

Total deferred debits and other assets	512	510

Total assets	$4,235	$4,153

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Short-term borrowings	$25	$—
Long-term debt due within one year	109	119
Accounts payable	125	88
Accrued expenses	35	36
Payables to affiliates	33	38
Customer deposits	35	36
Regulatory liabilities	43	43
Merger related obligation	3	13
Other	9	8

Total current liabilities	417	381

Long-term debt	1,217	1,221
Deferred credits and other liabilities
Regulatory liabilities	95	97
Deferred income taxes and unamortized investment tax credits	1,092	1,056
Non-pension postretirement benefit obligations	20	19
Other	46	53

Total deferred credits and other liabilities	1,253	1,225

Total liabilities	2,887	2,827

Commitments and contingencies
Shareholder’s equity
Common stock	764	764
Retained earnings	584	562

Total shareholder’s equity	1,348	1,326

Total liabilities and shareholder’s equity	$4,235	$4,153

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholder’s Equity
Balance, December 31, 2016	$764	$562	$1,326
Net income	—	76	76
Common stock dividends	—	(54)	(54)

Balance, June 30, 2017	$764	$584	$1,348

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Operating revenues
Electric operating revenues	$269	$269	$543	$559
Operating revenues from affiliates	1	1	1	2

Total operating revenues	270	270	544	561

Operating expenses
Purchased power	121	129	250	285
Purchased power from affiliates	7	12	16	13
Operating and maintenance	71	63	139	275
Operating and maintenance from affiliates	7	5	13	5
Depreciation and amortization	37	41	72	81
Taxes other than income	2	2	4	4

Total operating expenses	245	252	494	663

Gain on sale of assets	—	1	—	1

Operating income (loss)	25	19	50	(101)

Other income and (deductions)
Interest expense, net	(15)	(16)	(30)	(32)
Other, net	2	2	4	5

Total other income and (deductions)	(13)	(14)	(26)	(27)

Income (loss) before income taxes	12	5	24	(128)
Income taxes	4	2	(12)	(31)

Net income (loss)	$8	$3	$36	$(97)

Comprehensive income (loss)	$8	$3	$36	$(97)

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income (loss)	$36	$(97)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	72	81
Deferred income taxes and amortization of investment tax credits	(8)	(28)
Other non-cash operating activities	7	138
Changes in assets and liabilities:
Accounts receivable	18	31
Receivables from and payables to affiliates, net	(6)	8
Inventories	(3)	(2)
Accounts payable and accrued expenses	3	6
Income taxes	11	181
Other assets and liabilities	(53)	(110)

Net cash flows provided by operating activities	77	208

Cash flows from investing activities
Capital expenditures	(175)	(164)
Proceeds from sale of long-lived asset	—	2
Changes in restricted cash	2	1
Other investing activities	—	1

Net cash flows used in investing activities	(173)	(160)

Cash flows from financing activities
Changes in short-term borrowings	42	(5)
Retirement of long-term debt	(17)	(22)
Dividends paid on common stock	(22)	(11)
Contribution from parent	—	139
Other financing activities	(1)	(1)

Net cash flows provided by financing activities	2	100

(Decrease) Increase in cash and cash equivalents	(94)	148
Cash and cash equivalents at beginning of period	101	3

Cash and cash equivalents at end of period	$7	$151

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$7	$101
Restricted cash and cash equivalents	7	9
Accounts receivable, net
Customer	103	125
Other	46	44
Inventories, net	25	22
Prepaid utility taxes	37	—
Regulatory assets	89	96
Other	4	2

Total current assets	318	399

Property, plant and equipment, net	2,628	2,521
Deferred debits and other assets
Regulatory assets	406	405
Long-term note receivable	4	4
Prepaid pension asset	79	84
Other	43	44

Total deferred debits and other assets	532	537

Total assets(a)	$3,478	$3,457

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Short-term borrowings	$42	$—
Long-term debt due within one year	33	35
Accounts payable	122	132
Accrued expenses	56	38
Payables to affiliates	23	29
Customer deposits	31	33
Regulatory liabilities	20	25
Merger related obligation	21	20
Other	8	8

Total current liabilities	356	320

Long-term debt	1,105	1,120
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	911	917
Non-pension postretirement benefit obligations	35	34
Other	23	32

Total deferred credits and other liabilities	969	983

Total liabilities(a)	2,430	2,423

Commitments and contingencies
Shareholder’s equity
Common stock	912	912
Retained earnings	136	122

Total shareholder’s equity	1,048	1,034

Total liabilities and shareholder’s equity	$3,478	$3,457

(a)

ACE’s consolidated total assets include $30 million and $32 million at June 30, 2017 and December 31, 2016, respectively, of ACE’s consolidated VIE that can only be used to settle the liabilities of the VIE. ACE’s consolidated total liabilities include $108 million and $126 million at June 30, 2017 and December 31, 2016, respectively, of ACE’s consolidated VIE for which the VIE creditors do not have recourse to ACE. See Note 3 — Variable Interest Entities.

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

(In millions)	Common Stock	Retained Earnings	Total Shareholder’s Equity
Balance, December 31, 2016	$912	$122	$1,034
Net income	—	36	36
Common stock dividends	—	(22)	(22)

Balance, June 30, 2017	$912	$136	$1,048

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

1.     Basis of Presentation (All Registrants)

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

Basis of Presentation (All Registrants)

As a result of the acquisition of PHI, Exelon’s financial reporting reflects PHI’s consolidated financial results subsequent to the March 23, 2016, acquisition date. Exelon has accounted for the merger transaction applying the acquisition method of accounting, which requires that identifiable assets acquired and liabilities assumed by Exelon to be reported in Exelon’s financial statements at fair value, with any excess of the purchase price over the fair value of net assets acquired reported as goodwill. Exelon has pushed-down the application of the acquisition method of accounting to the consolidated financial statements of PHI such that the assets and liabilities of PHI are similarly recorded at their respective fair values, and goodwill has been established as of the acquisition date. Accordingly, the consolidated financial statements of PHI for periods before and after the March 23, 2016, acquisition date reflect different bases of accounting, and the financial positions and the results of operations of the predecessor and successor periods are not comparable. The acquisition method of accounting has not been pushed down to PHI’s wholly owned subsidiary utility registrants, Pepco, DPL and ACE.

For financial statement purposes, beginning on March 24, 2016, disclosures related to Exelon now also apply to PHI, Pepco, DPL and ACE, unless otherwise noted.

Each of the Registrant’s Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated.

During preparation of the June 30, 2017 financial statements, errors were identified related to the Exelon, Generation, ComEd, PECO and BGE Consolidated Statements of Cash Flows for the three months ended March 31, 2017. These classification errors related to the presentation of changes in Account payable and accrued expenses and Accounts receivable within Cash flows provided by operating activities and Capital expenditures and Proceeds from sale of long-lived assets within Cash flows used in investing activities. These errors were corrected for the six months ended June 30, 2017, and will be revised within the first quarter 2018 Form 10-Q when the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 will next be disclosed. As revised, the Cash flows provided by operating activities for the three months ended March 31, 2017 are $1,074 million, $420 million, $236 million, $106 million and $208 million for Exelon, Generation, ComEd, PECO and BGE, respectively, an increase (decrease) of $(127) million, $(320) million, $91 million, $42 million and $40 million for Exelon, Generation, ComEd, PECO and BGE, respectively, from the originally reported amounts. As revised, the Cash flows used in investing activities are $2,284 million, $892 million, $620 million, $69 million and $221 million for Exelon, Generation, ComEd, PECO and BGE, respectively, an increase (decrease) of $(127) million, $(320) million, $91 million, $42 million and $40 million for Exelon, Generation, ComEd, PECO and BGE, respectively, from the originally reported amounts. Management has concluded that the errors are not material to the previously issued financial statements.

The accompanying consolidated financial statements as of June 30, 2017 and 2016 and for the three and six months then ended are unaudited but, in the opinion of the management of each Registrant include all

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2016 Consolidated Balance Sheets were derived from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

Revenue from Contracts with Customers (Issued May 2014 and subsequently amended to address implementation questions): Changes the criteria for recognizing revenue from a contract with a customer. The new revenue recognition guidance, including subsequent amendments, is effective for annual reporting periods beginning on or after December 15, 2017, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016. Exelon has not early adopted this standard.

The new standard replaces existing guidance on revenue recognition, including most industry specific guidance, with a five step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. In addition, the Registrants will be required to capitalize costs to acquire new contracts, and amortize such costs in a manner consistent with the transfer to the customer of the associated goods or services. The Registrants currently expense those costs as incurred. These expenses are not expected to be material to the Registrants’ financial statements. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method).

The Registrants continue to assess the impacts this guidance may have on their Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures. In conducting this assessment, the Registrants have performed the following key activities:

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

While there continues to be some ongoing activities in all of these areas, the Registrants have substantially completed the evaluation of their collective contracts and revenue streams, as well as the evaluation of the transition method. Based on the work completed thus far, the Registrants have reached the following preliminary conclusions:

•	The Registrants expect to apply the new guidance using the full retrospective method;

•

During the second quarter 2017, certain previously open implementation issues have been substantially resolved, including the collectability of utility tariff sale contracts and the accounting for bundled sales contracts. The Utility Registrants’ tariff sale contracts, including those with lower credit quality customers, are generally deemed to be probable of collection under the guidance and, thus, the timing of revenue recognition will continue to be based on the electricity or natural gas supplied in the period, consistent with current practice. Revenues recognized from bundled sales contracts are generally expected to be recognized based on the invoice price, consistent with current practice; and

•	Contributions in aid of construction are expected to be outside of the scope of the standard and, therefore, will continue to be accounted for as a reduction to Property, Plant, and Equipment.

The Registrants generally anticipate that the implementation of the new standard will not have a material impact on the amount and timing of revenue recognition. However, certain implementation issues continue to be evaluated through the Industry Task Force process that could have an impact on the Registrants’ Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and disclosures.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Issued March 2017):     The new standard will require significant changes to the accounting and presentation of pension and OPEB costs at the plan sponsor (i.e., Exelon) level. This guidance requires plan sponsors to separate net periodic pension cost and net periodic OPEB cost (together, net benefit cost) into the service cost component and other components; service cost will be presented as part of income from operations and the other components will be classified outside of income from operations on the Consolidated Statements of Operations and Comprehensive Income. Additionally, service cost is the only component eligible for capitalization (whereas under current GAAP, all components of net benefit cost are eligible for capitalization).

Exelon is currently evaluating the impact of this standard on its consolidated financial statements, including coordinating with its industry group and advisors. Generation, ComEd, PECO, BGE, BSC, PHI, Pepco, DPL, ACE and PHISCO participate in Exelon’s single employer plans and apply multi-employer accounting. Multi-employer accounting is not impacted by this standard, so there is no impact on Exelon’s subsidiary financial statements.

The standard is effective January 1, 2018 and requires retrospective application for the presentation of the service cost component and the other components of net benefit cost and prospective application for the capitalization of only the service cost component of net benefit cost. Exelon will not early adopt this standard.

Leases (Issued February 2016):     Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

arrangements. The guidance requires lessees to recognize both the right-of-use assets and lease liabilities in the balance sheet for most leases, whereas today only financing type lease liabilities (capital leases) are recognized in the balance sheet. This is expected to require significant changes to systems, processes and procedures in order to recognize and measure leases recorded on the balance sheet that are currently classified as operating leases. In addition, the definition of a lease has been revised in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement which may result in changes to the classification of an arrangement as a lease. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The accounting applied by a lessor is largely unchanged from that applied under current GAAP. The standard is effective January 1, 2019. Early adoption is permitted, however the Registrants do not expect to early adopt the standard. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Refer to Note 24 — Commitments and Contingencies of the Combined Notes to the Consolidated Financial Statements in the Exelon 2016 Form 10-K for additional information regarding operating leases.

Impairment of Financial Instruments (Issued June 2016):     Provides for a new Current Expected Credit Loss (CECL) impairment model for specified financial instruments including loans, trade receivables, debt securities classified as held-to-maturity investments and net investments in leases recognized by a lessor. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The standard does not make changes to the existing impairment models for non-financial assets such as fixed assets, intangibles and goodwill. The standard will be effective January 1, 2020 (with early adoption as of January 1, 2019 permitted) and, for most debt instruments, requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

Goodwill Impairment (issued January 2017): Simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Exelon, Generation, ComEd, PHI, and DPL have goodwill as of June 30, 2017. This updated guidance is not currently expected to impact the Registrants’ financial reporting. The standard is effective January 1, 2020, with early adoption permitted, and must be applied on a prospective basis.

Clarifying the Definition of a Business (issued January 2017):     Clarifies the definition of a business with the objective of addressing whether acquisitions should be accounted for as acquisitions of assets or as acquisitions of businesses. If substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. If the fair value of the assets acquired is not concentrated in a single identifiable asset or a group of similar identifiable assets, then an entity must evaluate whether an input and a substantive process exist, which together significantly contribute to the ability to produce outputs. The standard also revises the definition of outputs to focus on goods and services to customers. The standard could result in more acquisitions being accounted for as asset acquisitions. The standard is effective January 1, 2018, with early adoption permitted, and will be applied prospectively.

Intra-Entity Transfers of Assets Other Than Inventory (Issued October 2016):     Requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs (current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

asset transfer until the asset has been sold to an outside party). The standard is effective January 1, 2018 with early adoption permitted. The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

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

Recognition and Measurement of Financial Assets and Financial Liabilities (Issued January 2016): (i) Requires all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies, to be carried at fair value through net income, (ii) requires an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected, (iii) amends several disclosure requirements, including the methods and significant assumptions used to estimate fair value or a description of the changes in the methods and assumptions used to estimate fair value, and (iv) requires disclosure of the fair value of financial assets and liabilities measured at amortized cost at the amount that would be received to sell the asset or paid to transfer the liability. The standard is effective January 1, 2018 with early adoption permitted. The guidance is required to be applied retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of adoption (modified retrospective method).

3.     Variable Interest Entities (All Registrants)

A VIE is a legal entity that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest) or equity owners who do not have the obligation to absorb expected losses or the right to receive the expected residual returns of the entity. Companies are required to consolidate a VIE if they are its primary beneficiary, which is the enterprise that has the power to direct the activities that most significantly affect the entity’s economic performance.

At June 30, 2017 and December 31, 2016, Exelon, Generation, BGE, PHI and ACE collectively consolidated seven and nine VIEs or VIE groups, respectively, for which the applicable Registrant was the primary beneficiary (see Consolidated Variable Interest Entities below). As of June 30, 2017 and December 31, 2016, Exelon and Generation collectively had significant interests in seven and eight, respectively, other VIEs for which the applicable Registrant does not have the power to direct the entities’ activities and, accordingly, was not the primary beneficiary (see Unconsolidated Variable Interest Entities below).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Consolidated Variable Interest Entities

RSB BondCo LLC (BondCo) is a special purpose bankruptcy remote limited liability company formed by BGE to acquire, hold, issue and service bonds secured by rate stabilization property. BGE is required to remit all payments it receives from all residential customers through non-bypassable, rate stabilization charges to BondCo. On April 3, 2017, the rate stabilization bonds were fully redeemed. During the three and six months ended June 30, 2017, BGE remitted $3 million and $22 million to BondCo, respectively, with all of the final $3 million remitted through June 30, 2017 after the bonds were fully redeemed. During the three and six months ended June 30, 2016, BGE remitted $21 million and $42 million to BondCo, respectively.

Upon the redemption of the bonds, BondCo no longer meets the definition of a variable interest entity and is removed from the list of consolidated VIEs noted below. However, BondCo will continue to be consolidated by BGE under the voting interest model.

During 2009, Constellation formed a retail gas group to enter into a collateralized gas supply agreement with a third-party gas supplier. Upon assessment, the retail gas group was determined to be a VIE because there was not sufficient equity to fund the group’s activities without additional credit support and a $75 million parental guarantee provided by Generation. As the primary beneficiary, Generation consolidated the retail gas group. During the second quarter of 2017, the collateral structure was terminated with the third-party gas supplier except for the $75 million parental guarantee provided by Generation. Although the parental guarantee will remain, this is considered customary and reasonable for the unsecured position Generation has with the third-party gas supplier. As a result of the termination, the retail gas group no longer meets the definition of a VIE and is removed from the list of consolidated VIEs noted below. However, the retail gas group will continue to be consolidated by Generation under the voting interest model.

Exelon’s, Generation’s, PHI’s and ACE’s consolidated VIEs consist of:

•	A group of solar project limited liability companies formed by Generation to build, own and operate solar power facilities,

•	several wind project companies designed by Generation to develop, construct and operate wind generation facilities,

•	a group of companies formed by Generation to build, own and operate other generating facilities,

•	certain retail power and gas companies for which Generation is the sole supplier of energy,

•	CENG,

•	2015 ESA Investco, LLC, a company that holds an equity method investment in a distributed energy company, and

•	ATF, a special purpose entity formed by ACE for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of transition bonds.

As of June 30, 2017 and December 31, 2016, ComEd, PECO, Pepco and DPL did not have any material consolidated VIEs.

As of June 30, 2017 and December 31, 2016, Exelon, Generation, PHI and ACE provided the following support to their respective consolidated VIEs:

•

Generation provides operating and capital funding to the solar and wind entities for ongoing construction, operations and maintenance of the solar and wind power facilities and there is limited recourse to Generation related to certain solar and wind entities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•	Generation provides approximately $30 million in credit support for the retail power and gas companies for which Generation is the sole supplier of energy.

•

Generation provides operating and capital funding to the other generating facilities for ongoing construction, operations and maintenance and provides a parental guarantee of up to $275 million in support of the payment obligations related to the Engineering, Procurement and Construction contract in support of one of its other generating facilities.

•

Generation and Exelon, where indicated, provide the following support to CENG (see Note 5 —Investment in Constellation Energy Nuclear Group, LLC and Note 27—Related Party Transactions of the Exelon 2016 Form 10-K for additional information regarding Generation’s and Exelon’s transactions with CENG):

•

under the NOSA, Generation conducts all activities related to the operation of the CENG nuclear generation fleet owned by CENG subsidiaries (the CENG fleet) and provides corporate and administrative services for the remaining life and decommissioning of the CENG nuclear plants as if they were a part of the Generation nuclear fleet, subject to the CENG member rights of EDF,

•	under the Power Services Agency Agreement (PSAA), Generation provides scheduling, asset management and billing services to the CENG fleet for the remaining operating life of the CENG nuclear plants,

•

under power purchase agreements with CENG, Generation purchased or will purchase 50.01% of the available output generated by the CENG nuclear plants not subject to other contractual agreements from January 2015 through the end of the operating life of each respective plant. However, pursuant to amendments dated March 31, 2015, the energy obligations under the Ginna Nuclear Power Plant (Ginna) PPAs were suspended during the term of the Reliability Support Services Agreement (RSSA), through the end of March 31, 2017. With the expiration of the RSSA, the PPA was reinstated beginning April 1, 2017 (see Note 5 — Regulatory Matters for additional details),

•	Generation provided a $400 million loan to CENG. As of June 30, 2017, the remaining obligation is $324 million, including accrued interest, which reflects the principal payment made in January 2015,

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

•

In the case of ATF, proceeds from the sale of each series of transition bonds by ATF were transferred to ACE in exchange for the transfer by ACE to ATF of the right to collect a non-bypassable Transition Bond Charge from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on transition bonds and related taxes, expenses and fees. During the three and six months ended June 30, 2017, ACE transferred $8 million and $27 million to ATF, respectively. During the three and six months ended June 30, 2016, ACE transferred $12 million and $26 million to ATF, respectively.

For each of the consolidated VIEs, except as otherwise noted:

•	the assets of the VIEs are restricted and can only be used to settle obligations of the respective VIE;

•	Exelon, Generation, PHI and ACE did not provide any additional material financial support to the VIEs;

•	Exelon, Generation, PHI and ACE did not have any material contractual commitments or obligations to provide financial support to the VIEs; and

•	the creditors of the VIEs did not have recourse to Exelon’s, Generation’s, PHI’s or ACE’s general credit.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Registrants’ consolidated financial statements at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017				December 31, 2016
			Successor					Successor
	Exelon(a)	Generation	PHI (a)	ACE	Exelon(a)(b)	Generation	BGE	PHI (a)	ACE
Current assets	$512	$501	$11	$7	$954	$916	$23	$14	$9
Noncurrent assets	8,617	8,585	32	23	8,563	8,525	3	35	23

Total assets	$9,129	$9,086	$43	$30	$9,517	$9,441	$26	$49	$32

Current liabilities	$573	$535	$38	$34	$885	$802	$42	$42	$37
Noncurrent liabilities	2,723	2,640	83	74	2,713	2,612	—	101	89

Total liabilities	$3,296	$3,175	$121	$108	$3,598	$3,414	$42	$143	$126

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.
(b)	Includes certain purchase accounting adjustments not pushed down to the BGE standalone entity.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Assets and Liabilities of Consolidated VIEs

Included within the balances above are assets and liabilities of certain consolidated VIEs for which the assets can only be used to settle obligations of those VIEs, and liabilities that creditors or beneficiaries do not have recourse to the general credit of the Registrants. As of June 30, 2017 and December 31, 2016, these assets and liabilities primarily consisted of the following:

	June 30, 2017				December 31, 2016
			Successor					Successor
	Exelon (a)	Generation	PHI (a)	ACE	Exelon(a)(b)	Generation	BGE	PHI (a)	ACE
Cash and cash equivalents	$68	$68	$—	$—	$150	$150	$—	$—	$—
Restricted cash	55	48	7	7	59	27	23	9	9
Accounts receivable, net
Customer	106	106	—	—	371	371	—	—	—
Other	24	24	—	—	48	48	—	—	—
Mark-to-market derivatives assets	—	—	—	—	31	31	—	—	—
Inventory
Materials and supplies	193	193	—	—	199	199	—	—	—
Other current assets	38	34	4	—	50	44	—	5	—

Total current assets	484	473	11	7	908	870	23	14	9

Property, plant and equipment, net	5,293	5,293	—	—	5,415	5,415	—	—	—
Nuclear decommissioning trust funds	2,341	2,341	—	—	2,185	2,185	—	—	—
Goodwill	—	—	—	—	47	47	—	—	—
Mark-to-market derivative assets	—	—	—	—	23	23	—	—	—
Other noncurrent assets	267	235	32	23	315	277	3	35	23

Total noncurrent assets	7,901	7,869	32	23	7,985	7,947	3	35	23

Total assets	$8,385	$8,342	$43	$30	$8,893	$8,817	$26	$49	$32

Long-term debt due within one year	$191	$154	$37	$33	$181	$99	$41	$40	$35
Accounts payable	80	80	—	—	269	269	—	—	—
Accrued expenses	48	47	1	1	119	116	1	2	2
Mark-to-market derivative liabilities	—	—	—	—	60	60	—	—	—
Unamortized energy contract liabilities	16	16	—	—	15	15	—	—	—
Other current liabilities	5	5	—	—	30	30	—	—	—

Total current liabilities	340	302	38	34	674	589	42	42	37

Long-term debt	616	533	83	74	641	540	—	101	89
Asset retirement obligations	1,954	1,954	—	—	1,904	1,904	—	—	—
Pension obligation(c)	—	—	—	—	9	9	—	—	—
Unamortized energy contract liabilities	13	13	—	—	22	22	—	—	—
Other noncurrent liabilities	98	98	—	—	106	106	—	—	—

Total noncurrent liabilities	2,681	2,598	83	74	2,682	2,581	—	101	89

Total liabilities	$3,021	$2,900	$121	$108	$3,356	$3,170	$42	$143	$126

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.
(b)	Includes certain purchase accounting adjustments not pushed down to the BGE standalone entity.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Unconsolidated Variable Interest Entities

Exelon’s and Generation’s variable interests in unconsolidated VIEs generally include equity investments and energy purchase and sale contracts. For the equity investments, the carrying amount of the investments is reflected on Exelon’s and Generation’s Consolidated Balance Sheets in Investments. For the energy purchase and sale contracts (commercial agreements), the carrying amount of assets and liabilities in Exelon’s and Generation’s Consolidated Balance Sheets that relate to their involvement with the VIEs are predominantly related to working capital accounts and generally represent the amounts owed by, or owed to, Exelon and Generation for the deliveries associated with the current billing cycles under the commercial agreements. Further, Exelon and Generation have not provided material debt or equity support, liquidity arrangements or performance guarantees associated with these commercial agreements.

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

As of June 30, 2017 and December 31, 2016, Exelon and Generation had significant unconsolidated variable interests in seven and eight VIEs, respectively, for which Exelon or Generation, as applicable, was not the primary beneficiary; including certain equity investments and certain commercial agreements. The decrease in the number of unconsolidated VIEs is due to the sale of an equity investment in an energy generating facility. Exelon and Generation only include unconsolidated VIEs that are individually material in the tables below. However, Generation has several individually immaterial VIEs that in aggregate represent a total investment of $16 million. These immaterial VIEs are equity and debt securities in energy development companies. The maximum exposure to loss related to these securities is limited to the $16 million included in Investments on Exelon’s and Generation’s Consolidated Balance Sheets. The risk of a loss was assessed to be remote and, accordingly, Exelon and Generation have not recognized a liability associated with any portion of the maximum exposure to loss.

In June 2015, 2015 ESA Investco, LLC, then a wholly owned subsidiary of Generation, entered into an arrangement to purchase a 90% equity interest and 99% of the tax attributes of a distributed energy company, which is an unconsolidated VIE. In November 2015, Generation sold 69% of its equity interest in 2015 ESA Investco, LLC to a tax equity investor. Generation and the tax equity investor contributed a total of $227 million of equity incrementally from inception through the first quarter of 2017 in proportion of their ownership interests. Generation and the tax equity investor provided a parental guarantee of up to $275 million in proportion to their ownership interests in support of 2015 ESA Investco, LLC’s obligation to make equity contributions to the distributed energy company. As all equity contributions were made as of the first quarter 2017, there is no further payment obligation under the parental guarantee.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present summary information about Exelon’s and Generation’s significant unconsolidated VIE entities:

June 30, 2017	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$641	$529	$1,170
Total liabilities(a)	64	229	293
Exelon’s ownership interest in VIE(a)	—	268	268
Other ownership interests in VIE(a)	577	32	609
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	268	268
Contract intangible asset	9	—	9
Debt and payment guarantees	—	—	—
Net assets pledged for Zion Station decommissioning(b)	6	—	6

December 31, 2016	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$638	$567	$1,205
Total liabilities(a)	215	287	502
Exelon’s ownership interest in VIE(a)	—	248	248
Other ownership interests in VIE(a)	423	32	455
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	264	264
Contract intangible asset	9	—	9
Debt and payment guarantees	—	3	3
Net assets pledged for Zion Station decommissioning(b)	9	—	9

(a)

These items represent amounts on the unconsolidated VIE balance sheets, not on Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

(b)

These items represent amounts on Exelon’s and Generation’s Consolidated Balance Sheets related to the asset sale agreement with ZionSolutions, LLC. The net assets pledged for Zion Station decommissioning includes gross pledged assets of $75 million and $113 million as of June 30, 2017 and December 31, 2016, respectively; offset by payables to ZionSolutions LLC of $69 million and $104 million as of June 30, 2017 and December 31, 2016, respectively. These items are included to provide information regarding the relative size of the ZionSolutions LLC unconsolidated VIE. See Note 12 — Nuclear Decommissioning for additional details.

For each of the unconsolidated VIEs, Exelon and Generation have assessed the risk of a loss equal to their maximum exposure to be remote and, accordingly, Exelon and Generation have not recognized a liability associated with any portion of the maximum exposure to loss. In addition, there are no material agreements with, or commitments by, third parties that would affect the fair value or risk of their variable interests in these VIEs.

4.     Mergers, Acquisitions and Dispositions (Exelon, Generation, PHI and Pepco)
Acquisition of James A. FitzPatrick Nuclear Generating Station (Exelon and Generation)

On March 31, 2017, Generation acquired the 838 MW single-unit James A. FitzPatrick (FitzPatrick) nuclear generating station located in Scriba, New York from Entergy Nuclear FitzPatrick LLC (Entergy) for a total purchase price of $293 million, which consisted of a cash purchase price of $110 million and a net cost reimbursement to and on behalf of Entergy of $183 million. As part of the acquisition agreements, Generation provided nuclear fuel and reimbursed Entergy for incremental costs to prepare for and conduct a plant refueling

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

outage; and Generation reimbursed Entergy for incremental costs to operate and maintain the plant for the period after the refueling outage through the acquisition closing date. These reimbursements covered costs that Entergy otherwise would have avoided had it shut down the plant as originally intended in January 2017. The amounts reimbursed by Generation were offset by FitzPatrick’s electricity and capacity sales revenues for this same post-outage period. As part of the transaction, Generation received the FitzPatrick NDT fund assets and assumed the obligation to decommission FitzPatrick. The NRC license for FitzPatrick expires in 2034. As of June 30, 2017, Generation had remitted purchase price consideration of $293 million (including $239 million of cash and $54 million of nuclear fuel) to and on behalf of Entergy.

The following table summarizes the acquisition-date fair value of the consideration transferred and the assets and liabilities assumed for the FitzPatrick acquisition by Generation as of June 30, 2017:

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

The fair values of FitzPatrick’s assets and liabilities were determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing), discount rates reflecting risk inherent in the future cash flows and future power and fuel market prices. The valuations performed to assess the fair value of certain assets acquired and liabilities assumed are preliminary. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date; however, Generation expects to finalize these amounts by the end of 2017. The significant

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

assets and liabilities for which preliminary valuation amounts are recognized at June 30, 2017 include the fair value of the decommissioning ARO, pension and OPEB obligations and related deferred tax liabilities. Any changes to the fair value assessments may materially impact the purchase price allocation and the amount of the recorded bargain purchase gain.

For the three and six months ended June 30, 2017, Exelon and Generation incurred $16 million and $47 million, respectively, of merger and integration related costs which are included within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.

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

During the second quarter of 2017, Exelon finalized the application of $8 million funding for low- and moderate-income customers in the Pepco Maryland and DPL Maryland service territories. This resulted in an adjustment to merger commitment costs recorded at Exelon Corporate, Pepco, and DPL. Exelon Corporate recorded an increase of $8 million and Pepco and DPL recorded a decrease of $6 million and $2 million, respectively, in Operating and maintenance expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following amounts represent total commitment costs for Exelon, PHI, Pepco, DPL and ACE that have been recorded since the acquisition date:

					Successor
Description	Expected Payment Period	Pepco	DPL	ACE	PHI	Exelon
Rate credits	2016 — 2017	$91	$67	$101	$259	$259
Energy efficiency	2016 — 2021	—	—	—	—	122
Charitable contributions	2016 — 2026	28	12	10	50	50
Delivery system modernization	Q2 2017	—	—	—	—	22
Green sustainability fund	Q2 2017	—	—	—	—	14
Workforce development	2016 — 2020	—	—	—	—	17
Other		1	5	—	6	29

Total		$120	$84	$111	$315	$513

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

In July 2015, the OPC, Public Citizen, Inc., the Sierra Club and the Chesapeake Climate Action Network (CCAN) filed motions to stay the MDPSC order approving the merger. The Circuit Court judge issued an order denying the motions for stay on August 12, 2015. On January 8, 2016, the Circuit Court judge affirmed the MDPSC’s order approving the merger and denied the petitions for judicial review filed by the OPC, the Sierra Club, CCAN and Public Citizen, Inc. On January 19, 2016, the OPC filed a notice of appeal to the Maryland Court of Special Appeals, and on January 21, the Sierra Club and CCAN filed notices of appeal. On January 27, 2017, the Maryland Court of Special Appeals affirmed the Circuit Court’s judgment that the MDPSC did not err in approving the merger. The OPC and Sierra Club filed petitions seeking further review in the Court of Appeals of Maryland, which is the highest court in Maryland. On June 21, 2017, the Court of Appeals granted discretionary review of the January 27, 2017 decision by the Maryland Court of Special Appeals. The Maryland Court of Appeals will review the OPC argument that the MDPSC did not properly consider the acquisition premium paid to PHI shareholders under Maryland’s merger approval standard and the Sierra Club’s argument that the merger would harm the renewable and distributed generation markets. The two lower courts examining these issues rejected these arguments, which Exelon believes are without merit. The petitioners’ briefs were filed on July 31, 2017, and briefs of Exelon and the MDPSC are due on August 30, 2017. The case is set for oral argument in October 2017.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Between March 25, 2016 and April 22, 2016, various parties filed motions with the DCPSC to reconsider its March 23, 2016 order approving the merger. On June 17, 2016, the DCPSC denied all motions. In August 2016, the District of Columbia Office of People’s Counsel, the District of Columbia Government, and Public Citizen jointly with DC Sun each filed petitions for judicial review of the DCPSC’s March 23, 2016 order with the District of Columbia Court of Appeals. On July 20, 2017, the Court issued an opinion rejecting all of appellants’ arguments and affirming the Commission’s decision approving the merger.

Accounting for the Merger Transaction

The total purchase price consideration of approximately $7.1 billion for the PHI Merger consisted of cash paid to PHI shareholders, cash paid for PHI preferred securities and cash paid for PHI stock-based compensation equity awards as follows:

(In millions of dollars, except per share data)	Total Consideration
Cash paid to PHI shareholders at $27.25 per share (254 million shares outstanding at March 23, 2016)	$6,933
Cash paid for PHI preferred stock	180
Cash paid for PHI stock-based compensation equity awards(a)	29

Total purchase price	$7,142

(a)

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

Purchase Price Allocation (a)
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

Through its wholly owned rate regulated utility subsidiaries, most of PHI’s assets and liabilities are subject to cost-of-service rate regulation. Under such regulation, rates charged to customers are established by a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

regulator to provide for recovery of costs and a fair return on invested capital, or rate base, generally measured at historical cost. In applying the acquisition method of accounting, for regulated assets and liabilities included in rate base or otherwise earning a return (primarily property, plant and equipment and regulatory assets earning a return), no fair value adjustments were recorded as historical cost is viewed as a reasonable proxy for fair value.

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

Fair value adjustments were recorded at Exelon and PHI for the difference between the contract price and the market price of electricity and gas energy supply contracts of PHI’s wholly owned rate regulated utility subsidiaries. These adjustments are intangible assets and liabilities classified as unamortized energy contracts on Exelon’s and PHI’s Consolidated Balance Sheets as of June 30, 2017. The difference between the contract price and the market price at the acquisition date of the Merger was recognized for each contract as either an intangible asset or liability. In total, Exelon and PHI recorded a net $1.5 billion liability reflecting out-of-the-money contracts. The valuation of the acquired intangible assets and liabilities was estimated by applying either the market approach or the income approach depending on the nature of the underlying contract. The market approach was utilized when prices and other relevant information generated by market transactions involving comparable transactions were available. Otherwise the income approach, which is based upon discounted projected future cash flows associated with the underlying contracts, was utilized. In certain instances, the valuations were based upon certain unobservable inputs, which are considered Level 3 inputs, pursuant to applicable accounting guidance. Key estimates and inputs include forecasted power prices and the discount rate. The unamortized energy contract fair value adjustment amounts and the corresponding offsetting regulatory asset and liability amounts are amortized through Purchase power and fuel expense or Operating revenues, as applicable, over the life of the applicable contract in relation to the present value of the underlying cash flows as of the merger date.

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

The current impact of PHI, including its unregulated businesses, on Exelon’s Consolidated Statements of Operations and Comprehensive Income includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues	$1,113	$1,112	$2,332	$1,219
Net income (loss)	61	52	202	(262)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the three and six months ended June 30, 2017 and 2016, the Registrants have recognized costs to achieve the PHI acquisition as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition, Integration and Financing Costs(a)	2017	2016	2017	2016
Exelon(b)	$8	$1	$17	$103
Generation	4	4	13	20
ComEd(c)	—	1	1	(7)
PECO	1	1	2	2
BGE(d)	1	(5)	2	(4)
Pepco(e)	1	(4)	2	23
DPL(f)	—	—	(7)	16
ACE	1	2	2	15

	Successor				Predecessor
Acquisition, Integration and Financing Costs(a)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI(g)	$2	$(1)	$(2)	$55	$29

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
(c)

For the six months ended June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $8 million, incurred at ComEd that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

(d)

For the three and six months ended June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $6 million incurred at BGE that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

(e)

For the three and six months ended June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $9 million incurred at Pepco that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

(f)

For the six months ended June 30, 2017, includes the reversal of previously incurred acquisition, integration and financing costs of $8 million incurred at DPL that have been deferred and recorded as a regulatory asset for anticipated recovery. For the three and six months ended June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $3 million incurred at DPL that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

(g)

For the six months ended June 30, 2017, includes the reversal of previously incurred acquisition, integration and financing costs of $8 million incurred at PHI that have been deferred and recorded as a regulatory asset for anticipated recovery. For the three months ended June 30, 2016 and the Successor period March 24, 2016 to June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $12 million incurred at PHI that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

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

	Three Months Ended June 30,	Six Months Ended June 30,	Year Ended December 31,
	2016(a)	2016(a)	2016(b)
Total operating revenues	$6,910	$15,466	$32,342
Net income attributable to common shareholders	268	845	1,562

Basic earnings per share	$0.29	$0.92	$1.69
Diluted earnings per share	0.29	0.91	1.69

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

Asset Divestitures (Exelon, Generation, PHI and Pepco)

EGTP, a Delaware limited liability company, was formed in 2014 with the purpose of financing a portfolio of assets comprised of two combined-cycle gas turbines (CCGTs) and three peaking/simple cycle facilities consisting of approximately 3.4 GW of generation capacity in ERCOT North and Houston Zones. EGTP is an indirect wholly owned subsidiary of Exelon and Generation. Each of the aforementioned facilities is held through a wholly owned direct subsidiary of EGTP. EGTP also owns two equity method investments in shared facility companies. EGTP, its direct parent and its wholly owned subsidiaries secured a nonrecourse senior secured term loan facility, a revolving loan facility and certain commodity and interest rate swaps.

On May 2, 2017, EGTP entered into a consent agreement with its lenders to permit EGTP to draw on its revolving credit facility and initiate an orderly sales process to sell the assets of its wholly owned subsidiaries, the proceeds from which will first be used to pay the administrative costs of the sale, the normal and ordinary costs of operating the plants and repayment of the secured debt of EGTP, including the revolving credit facility. See Note 10 — Debt and Credit Agreements for details regarding the nonrecourse debt associated with EGTP. As a result, certain EGTP assets and liabilities were classified as held for sale at their respective fair values less costs to sell and included in the other current assets and other current liabilities balances on Exelon’s and Generation’s Consolidated Balance Sheets. At June 30, 2017, a $418 million pre-tax impairment loss was recorded within Operating and maintenance expense on Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. See Note 6 — Impairment of Long-Lived Assets for further information.

On April 21, 2016, Generation completed the sale of the retired New Boston generating site, located in Boston, Massachusetts, resulting in a pre-tax gain of approximately $32 million.

On May 2, 2016, Pepco completed the sale of the New York Avenue land parcel, located in Washington D.C., resulting in a pre-tax gain of approximately $8 million at Pepco. Due to the fair value adjustments recorded at Exelon and PHI as part of purchase accounting, no gain was recorded in the Exelon and PHI Consolidated Statements of Operations and Comprehensive Income.

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

On December 6, 2016, the ICC issued a final order approving the 2016 distribution formula rate, which included a total increase to the revenue requirement of $127 million, reflecting an increase of $134 million for the initial revenue requirement for 2016 and a decrease of $7 million related to the annual reconciliation for 2015. On December 20, 2016, the ICC granted ComEd’s and other parties’ joint application for rehearing on the impact that changing ComEd’s OSHA recordable rate for 2014 and 2015 had on the revenue requirement approved in this order. On March 22, 2017, the ICC issued an order approving ComEd’s proposal to reduce the 2016 revenue requirement by $18 million, which was reflected in customer rates in April 2017.

Illinois Future Energy Jobs Act (Exelon, Generation, and ComEd).

Background

On December 7, 2016, FEJA was signed into law by the Governor of Illinois. FEJA was effective June 1, 2017, and includes, among other provisions, (1) a Zero Emission Standard (ZES) providing compensation for certain nuclear-powered generating facilities, (2) an extension of and certain adjustments to ComEd’s electric distribution formula rate, (3) new cumulative persisting annual energy efficiency MWh savings goals for ComEd, (4) revisions to the Illinois RPS requirements, (5) provisions for adjustments to or termination of FEJA programs if the average impact on ComEd’s customer rates exceeds specified limits, (6) revisions to the existing net metering statute and (7) support for low income rooftop and community solar programs.

Zero Emission Standard

FEJA includes a ZES that provides compensation through the procurement of ZECs targeted at preserving the environmental attributes of zero-emissions nuclear-powered generating facilities that meet specific eligibility criteria.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

On July 21, 2017, Exelon and others submitted comments on the IPA’s draft Procurement Plan. The IPA filed the plan with the ICC on July 31, 2017. The ICC has 45 days to approve the plan. Once the plan is approved by the ICC, bidders interested in participating in the procurement process will have 14 days to submit the required eligibility information and become qualified bidders. Generation’s Clinton and Quad Cities nuclear plants will participate in the procurement process. Winning bidders will contract directly with Illinois utilities, including ComEd, for 10-year terms extending through May 31, 2027. The ZEC price will be based upon the current social cost of carbon as determined by the Federal government and is initially established at $16.50 per MWh of production, subject to annual future adjustments determined by the IPA for specified escalation and pricing adjustment mechanisms designed to lower the ZEC price based on increases in underlying energy and capacity prices. Utilities will be required to purchase an amount of ZECs equivalent to 16% of the actual amount of electricity delivered in 2014, subject to specified annual caps. For the initial delivery year, June 1, 2017 — May 31, 2018, the targeted procurement of ZECs, after applying the cap, is set at $235 million (ComEd’s share is approximately $170 million). For subsequent delivery years, the IPA-approved targeted ZEC procurement amounts will change based on forward energy and capacity prices

ComEd currently expects to enter into contracts with winning bidders in the fourth quarter 2017, at which time it will begin recording an associated obligation and expense for the procurement of ZEC’s. Winning bidders will be entitled to compensation for the sale of ZECs retroactive to the June 1, 2017 effective date of FEJA.

ComEd will recover all costs associated with purchasing ZECs through a new rate rider that provides for an annual reconciliation and true-up to actual costs incurred by ComEd to purchase ZECs, with any difference to be credited to or collected from ComEd’s retail customers in subsequent periods with interest. ComEd began billing its retail customers under its new ZEC rate rider on June 1, 2017 and recorded a regulatory liability of $22 million as of June 30, 2017 for revenues recorded in advance of incurring expenses.

On February 14, 2017, two lawsuits were filed in the Northern District of Illinois against the IPA alleging that the state’s ZEC program violates certain provisions of the U.S. Constitution. One lawsuit was filed by customers of ComEd, led by the Village of Old Mill Creek, and the other was brought by the EPSA and three other electric suppliers. Both lawsuits argue that the Illinois ZEC program will distort PJM’s FERC-approved energy and capacity market auction system of setting wholesale prices, and seek a permanent injunction preventing the implementation of the program. Exelon intervened and filed motions to dismiss in both lawsuits. In addition, on March 31, 2017, plaintiffs in both lawsuits filed motions for preliminary injunction with the court; the court stayed briefing on the motions for preliminary injunction until the resolution of the motions to dismiss. On July 14, 2017, the court granted the motions to dismiss and also dismissed the motions for preliminary injunction. On July 17, 2017, the plaintiffs appealed the court’s decisions to the U.S. Court of Appeals for the Seventh Circuit. Exelon cannot predict the outcome of these lawsuits. It is possible that resolution of these matters could have a material, unfavorable impact on Exelon’s and Generation’s results of operations, financial positions and cash flows.

See Note 7 — Early Nuclear Plant Retirements for additional information regarding the economic challenges facing Generation’s Clinton and Quad Cities nuclear plants and the expected benefits of the ZES.

ComEd Electric Distribution Rates

FEJA extends the sunset date for ComEd’s performance-based electric distribution formula rate from 2019 to the end of 2022, allows ComEd to revise the electric distribution formula rate to eliminate the ROE collar, and allows ComEd to implement a decoupling tariff if the electric distribution formula rate is terminated at any time. ComEd will revise its electric distribution formula rate to eliminate the ROE collar beginning with the reconciliation filed in 2018 for the 2017 calendar year. Elimination of the ROE collar effectively offsets the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

favorable or unfavorable impacts to Operating revenues associated with variations in delivery volumes associated with above or below normal weather, numbers of customers or usage per customer. ComEd began reflecting the impacts of this change in its electric distribution services costs regulatory asset in first quarter 2017. As of June 30, 2017, ComEd recorded an increase to Operating revenues and its electric distribution services costs regulatory asset of approximately $36 million for this change.

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

Energy Efficiency

Prior to FEJA, Illinois law required ComEd to implement cost-effective energy efficiency measures and, for a 10-year period ending May 31, 2018, cost-effective demand response measures to reduce peak demand by 0.1% over the prior year for eligible retail customers.

Beginning January 1, 2018, FEJA provides for new cumulative annual energy efficiency MWh savings goals for ComEd, which are designed to achieve 21.5% of cumulative persisting annual MWh savings by 2030, as compared to the deemed baseline of 88 million MWhs of electric power and energy sales. FEJA deems the cumulative persisting annual MWh savings to be 6.6% from 2012 through the end of 2017. ComEd expects to spend approximately $250 million to $400 million annually from 2017 through 2030 to achieve these energy efficiency MWh savings goals. In addition, FEJA extends the peak demand reduction requirement from 2018 to 2026. Because the new requirements apply beginning in 2018, FEJA extends the existing energy efficiency plans, which were due to end on May 31, 2017, through December 31, 2017. FEJA also exempts customers with demands over 10 MW from energy efficiency plans and requirements beginning June 1, 2017. On June 30, 2017, ComEd filed its 2018 — 2021 energy efficiency plan with the ICC, which must be approved no later than September 14, 2017.

FEJA allows ComEd to cancel its existing energy efficiency rate rider and replace it with an energy efficiency formula rate, and to defer energy efficiency costs (except for any voltage optimization costs which will be recovered through the electric distribution formula rate) as a separate regulatory asset that will be recovered through the energy efficiency formula rate over the weighted average useful life, as approved by the ICC, of the related energy efficiency measures. ComEd will earn a return on the energy efficiency regulatory asset at a rate equal to its weighted average cost of capital, which is based on a year-end capital structure and calculated using the same methodology applicable to ComEd’s electric distribution formula rate. Beginning January 1, 2018 through December 31, 2030, the return on equity that ComEd earns on its energy efficiency regulatory asset is subject to a maximum downward or upward adjustment of 200 basis points if ComEd’s cumulative persisting annual MWh savings falls short of or exceeds specified percentage benchmarks of its annual incremental savings goal. ComEd will be required to file an update to its energy efficiency formula rate on or before June 1 each year, with resulting rates effective in January of the following year. The annual update will be based on projected current year energy efficiency costs, PJM capacity revenues, and the projected year-end regulatory asset balance less any related deferred income taxes. The update will also include a reconciliation of any differences between the revenue requirement in effect for the prior year and the revenue requirement based on actual prior year costs and actual year-end energy efficiency regulatory asset balances less any related deferred income taxes. ComEd will record a regulatory asset or liability and corresponding increase or decrease to Operating revenues for any differences between the revenue requirement in effect and ComEd’s best estimate of the revenue requirement expected to be approved by the ICC for that year’s reconciliation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd cancelled its existing energy efficiency rate rider effective June 2, 2017. ComEd will perform a reconciliation of revenues and costs incurred through the cancellation date and issue a one-time credit on retail customers’ bills for any over-recoveries. As of June 30, 2017, ComEd’s over-recoveries associated with its former energy efficiency rate rider were $88 million, which were reflected in Current regulatory liabilities on Exelon’s and ComEd’s Consolidated Balance Sheets as ComEd expects to provide the one-time credit to customers within the next twelve months.

Initial Energy Efficiency Formula Rate Filing

On June 9, 2017, ComEd filed its new initial energy efficiency formula rate with the ICC pursuant to FEJA. The filing establishes the formula under which energy efficiency rates will be calculated going forward and the revenue requirement used to set the initial rates for the period October 1, 2017 through December 31, 2017 subject to the ICC’s review and approval, which is required by August 23, 2017. The initial revenue requirement is based on projected costs and projected PJM capacity revenues for the period from June 1, 2017 through December 31, 2017, and projected year-end 2017 energy efficiency regulatory asset balances (less any related deferred income taxes). ComEd requested an initial decrease in revenue requirement of $7 million reflecting higher projected PJM capacity revenues compared to projected energy efficiency costs and provides for a weighted average debt and equity return of 6.47% inclusive of an allowed ROE of 8.40%, reflecting the average rate on 30-year treasury notes plus 580 basis points. The annual reconciliation for 2017 will be included in ComEd’s 2018 energy efficiency formula rate filing and reflected in customer rates beginning January 2019. As of June 30, 2017, under the new formula rate, Exelon and ComEd deferred $21 million of energy efficiency costs as a regulatory asset. ComEd also recorded a regulatory liability of $2 million for the 2017 energy efficiency formula rate annual reconciliation.

2017 Energy Efficiency Formula Rate Filing

On June 30, 2017, ComEd filed its annual energy efficiency formula rate with the ICC pursuant to FEJA. The filing establishes the revenue requirement used to set rates that will take effect in January 2018 after the ICC’s review and approval, which is due no later than September 14, 2017. The revenue requirement for 2018 is based on projected 2018 energy efficiency costs and PJM capacity revenues, and year-end 2018 energy efficiency regulatory asset balances (less any related deferred income taxes). In its 2017 filing ComEd requested a total increase to the revenue requirement of $12 million and provides for a weighted average debt and equity return of 6.47% inclusive of an allowed ROE of 8.40%, reflecting the average rate on 30-year treasury notes plus 580 basis points. The annual reconciliation for 2018 will be included in ComEd’s 2019 energy efficiency formula rate filing, and reflected in customer rates beginning January 2020.

Renewable Portfolio Standard

Existing Illinois law requires ComEd to purchase each year an increasing percentage of renewable energy resources for the customers for which it supplies electricity. This obligation is satisfied through the procurement of RECs. FEJA revises the Illinois RPS to require ComEd to procure RECs for all retail customers by June 2019, regardless of the customers’ electricity supplier, and provides support for low-income rooftop and community solar programs, which will be funded by the existing Renewable Energy Resources Fund and ongoing RPS collections. FEJA also requires ComEd to use RPS collections to fund utility job training and workforce development programs in the amounts of $10 million in each of the years 2017, 2021, and 2025. ComEd recorded a $10 million and $20 million current and non-current liability, respectively, as of June 30, 2017 associated with this obligation. ComEd will recover all costs associated with purchasing RECs and funding utility job training and workforce development programs through a new RPS rate rider that provides for a reconciliation and true-up to actual costs, with any difference between revenues and expenses to be credited to or

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

collected from ComEd’s retail customers in subsequent periods with interest. The first reconciliation and true-up for RECs will occur in 2021 and cover revenues and costs for the four year period beginning June 1, 2017 through May 31, 2021. Subsequently, the RPS rate rider will provide for an annual reconciliation and true-up. ComEd began billing its retail customers under its new RPS rate rider on June 1, 2017 and recorded a related regulatory asset of $19 million as of June 30, 2017. Any over-recovered RPS costs will be deposited into a separate interest bearing bank account pursuant to FEJA, which will be classified as Restricted cash on Exelon’s and ComEd’s Consolidated Balance Sheets.

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

On June 30, 2017, ComEd submitted a 10-year projection to the ICC of customer rate impacts for residential customers and nonresidential customers with a peak demand less than 10 MW. Such projections indicate that customer rate impacts will not exceed the limitations set by FEJA discussed below. Thereafter, beginning in 2018, ComEd must submit a report to the ICC for residential customers and nonresidential customers with a peak demand less than 10 MW by February 15th and June 30th of each year, respectively. For nonresidential customers with a peak demand greater than 10 MW, ComEd must submit a report to the ICC by May 1 of each year if a rate reduction will be necessary in the following year. For residential customers, the reports will include the actual costs incurred under FEJA during the preceding year and a rolling 10-year customer rate impact projection. The reports for nonresidential customers with a peak demand less than 10 MW will also include the actual costs incurred under FEJA during the preceding year, as well as the average annual rate increase from January 1, 2017 through the end of the preceding year and the average annual rate increase projected for the remainder of the 10-year period.

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

For the energy efficiency formula, ComEd records a regulatory asset or liability and corresponding increase or decrease to Operating revenues for any differences between the revenue requirement in effect and ComEd’s best estimate of the revenue requirement expected to be approved by the ICC for that year’s reconciliation. For

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

the other rate riders be established under FEJA, ComEd records a regulatory asset or liability for any differences between revenues and incurred expenses.

Renewable Energy Resources (Exelon and ComEd).    In accordance with legislation in effect on December 31, 2016, the IPA’s Procurement Plans include the procurement of cost-effective renewable energy resources in amounts that equal or exceed a minimum target percentage of the total electricity that each electric utility supplies to its eligible retail customers. The June 1, 2016 target renewable energy resources obligation for the utilities was at least 11.5%. This obligation increases by at least 1.5% each year thereafter to an ultimate target of at least 25% by June 1, 2025. All goals are subject to rate impact criteria set forth by Illinois legislation. As of June 30, 2017, ComEd had purchased renewable energy resources or equivalents, such as RECs, in accordance with the IPA Procurement Plan. ComEd currently retires all RECs upon transfer and acceptance. ComEd is permitted to recover procurement costs of RECs from retail customers without mark-up through rates.

In accordance with FEJA that took effect on June 1, 2017, beginning with the plan or plans to be implemented in the 2017 delivery year, the IPA shall develop a long term renewable resources procurement plan (LT Plan). The RPS target percentages for the overall service territory have not changed through June 1, 2025 although FEJA extended the 25% RPS target to delivery years after 2025. Currently, each RES and each utility is responsible for the renewable resource obligation of the customers it supplies power for. Over time, this will change and the utility will procure renewable resources based on the retail load of substantially all customers in its service territory. For the delivery year beginning June 1, 2017, the LT Plan shall include cost effective renewable energy resources procured by the utility for the retail load the utility supplies and for 50% of the retail customer load supplied by Retail Electric Suppliers in the utility service territory on February 28, 2017. Utility procurement for RES supplied retail customer load will increase to 75% June 1, 2018 and to 100% beginning June 1, 2019.

Pennsylvania Regulatory Matters

Pennsylvania Procurement Proceedings (Exelon and PECO).    Through PECO’s PAPUC approved DSP Programs, PECO procures electric supply for its default electric customers through PAPUC approved competitive procurements.

On March 17, 2016, PECO filed its fourth DSP Program with the PAPUC proposing a 24-month term from June 1, 2017 through May 31, 2019, in compliance with electric generation procurement guidelines set forth in Act 129. On December 8, 2016, the PAPUC approved the fourth DSP Program for the modified 48-month term and deferred CAP Shopping to another proceeding. OCA and Low Income Advocates subsequently filed a Petition for Reconsideration and Clarification related to CAP Shopping. On March 16, 2017, the PAPUC granted reconsideration and consolidated the proceeding with the DSP II docket, which includes the pending CAP Shopping plan that would allow low-income CAP customers to purchase their generation supply from EGSs. PAPUC referred the consolidated proceedings to the Office of Administrative Law Judge for hearing and decision.

Pennsylvania Act 11 of 2012 (Exelon and PECO).    In February 2012, Act 11 was signed into law, which provided the PAPUC authority to approve the implementation of a distribution system improvement charge (DSIC) in rates designed to recover capital project costs incurred to repair, improve or replace utilities’ aging electric and natural gas distribution systems in Pennsylvania. Prior to recovering costs pursuant to a DSIC, the PAPUC’s implementation order requires a utility to have a Long Term Infrastructure Improvement Plan (LTIIP) approved by the Commission, which outlines how the utility is planning to increase its investment for repairing, improving or replacing aging infrastructure. The PAPUC approved PECO’s petition for its proposed electric DSIC and LTIIP on October 22, 2015 for spending of $275 million over a 5 year period through 2020. The

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PAPUC approved PECO’s petition for its proposed modified gas LTIIP on June 14, 2017 for spending of $762 million over a 10 year period through 2022.

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

2017 Maryland Electric Distribution Rates (Exelon, PHI and DPL).    On July 14, 2017, DPL filed an application with the MDPSC to increase its annual electric distribution base rates by $27 million based on a requested ROE of 10.1%. DPL expects a decision on the matter in the first quarter of 2018. DPL cannot predict how much of the requested increase the MDPSC will approve.

2016 Maryland Electric Distribution Rates (Exelon, PHI and DPL).    On February 15, 2017, the MDPSC approved an increase in DPL electric distribution rates of $38 million based on a ROE of 9.6%. The new rates became effective for services rendered on or after February 15, 2017. The MDPSC also denied DPL’s request to continue its Grid Resiliency Program, through which DPL proposed to invest $4.6 million a year for two years to improve priority feeders and install single-phase reclosing fuse technology. The final order did not result in the recognition of any incremental regulatory assets or liabilities.

Cash Working Capital Order (Exelon and BGE).    On November 17, 2016, the MDPSC rendered a decision in the proceeding to review BGE’s request to recover its cash working capital (CWC) requirement for its Provider of Last Resort service, also known as Standard Offer Service (SOS), as well as other components that make up the Administrative Charge, the mechanism that enables BGE to recover all of its SOS-related costs. The Administrative Charge is now comprised of five components: CWC, uncollectibles, incremental costs, return, and an administrative adjustment, which is an adder to the utility’s SOS rate to act as a proxy for retail suppliers’ costs. The Commission accepted BGE’s positions on recovery of CWC and pass-through recovery of BGE’s actual uncollectibles and incremental costs. The order also grants BGE a return on the SOS. The Commission ruled that the level of the administrative adjustment will be determined in BGE’s next rate case. On December 16, 2016, MDPSC Staff requested clarification concerning the amount of return on the SOS awarded to BGE and on December 19, 2016, the residential consumer advocate sought rehearing of the return awarded. On January 24, 2017, the MDPSC issued an order denying the MDPSC Staff request for clarification and the residential consumer advocate request for rehearing. On February 22, 2017, the residential consumer advocate filed an appeal of the MDPSC’s orders with the Circuit Court for Baltimore City. The residential consumer advocate filed its Memorandum on Appeal on June 5, 2017 and subsequent Reply Memoranda were filed by BGE and the MDPSC on July 7, 2017 and July 12, 2017, respectively. Oral arguments are scheduled for August 7, 2017. BGE cannot predict the outcome of this appeal.

Smart Meter and Smart Grid Investments (Exelon and BGE).    In August 2010, the MDPSC approved a comprehensive smart grid initiative for BGE that included the planned installation of 2 million residential and commercial electric and natural gas smart meters at an expected total cost of $480 million of which $200 million was funded by SGIG. The MDPSC’s approval ordered BGE to defer the associated incremental costs, depreciation and amortization, and an appropriate return, in a regulatory asset until such time as a cost-effective advanced metering system is implemented. As of June 30, 2017 and December 31, 2016, the balance of BGE’s regulatory asset was $225 million and $230 million, respectively, representing incremental program deployment

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

costs. The current quarter balance of $225 million consists of three major components, including $137 million of unamortized incremental deployment costs of the AMI program, $56 million of unamortized costs of the non-AMI meters replaced under the program, and $32 million related to post-test year incremental program deployment costs incurred prior to approval became effective June 2016. The balance as of June 30, 2017 reflects the impact of the cost disallowances and adjustments in BGE’s 2015 electric and natural gas distribution rate case. The incremental deployment costs for the AMI program and the non-AMI meter components of the regulatory asset are being recovered through rates and amortized to expense over a 10 year period, while the post-test year incremental program deployment costs have not yet been approved for recovery by the MDPSC. A return on the regulatory asset is currently included in rates, except for the $56 million portion representing the unamortized cost of the retired non-AMI meters and a $32 million portion related to post-test year incremental program deployment costs.

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

2016 Electric and Natural Gas Distribution Rates (Exelon, PHI and DPL).    On May 17, 2016, DPL filed an application with the DPSC to increase its annual electric and natural gas distribution base rates by $63 million (which was updated to $60 million on March 8, 2017) and $22 million, respectively, based on a requested ROE of 10.6%. Delaware law allowed DPL to put into effect $2.5 million of each of the rate increases effective July 16, 2016. On December 17, 2016, the DPSC approved an additional $29.6 million in electric distribution rates and an additional $10.4 million in natural gas distribution rates effective December 17, 2016, subject to refund based on the final DPSC orders.

On March 8, 2017, DPL entered into a settlement agreement with the Division of the Public Advocate, Delaware Electric Users Group and the DPSC Staff in its electric distribution rate proceeding, which provides for an increase in DPL annual electric distribution base rates of $31.5 million based on an ROE of 9.7% compared to the $32.1 million increase previously put into effect. On May 23, 2017, the DPSC issued an order approving the settlement agreement, with the new rates effective June 1, 2017. Pursuant to the settlement agreement, no refund of the interim rates put into effect on July 16, 2016 and December 17, 2016 (as discussed above) is required.

On April 6, 2017, DPL entered into a settlement agreement with the Division of the Public Advocate and the DPSC Staff in its natural gas distribution rate proceeding, which provides for an increase in DPL annual natural gas distribution base rates of $4.9 million based on an ROE of 9.7%. The settlement agreement also provides that DPL will refund amounts collected under the temporary rates effective July 16, 2016 and December 17, 2016 (as discussed above) in excess of the $4.9 million, and that the new rates will be effective within thirty days of DPSC

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

approval of the settlement agreement. On June 6, 2017, the DPSC issued an order approving the settlement agreement, with the new rates effective July 1, 2017. Pursuant to the settlement agreement, a rate refund plus interest of approximately $5 million will be issued to customers beginning in August 2017 for which a regulatory liability has been recorded as of June 30, 2017.

District of Columbia Regulatory Matters

2016 Electric Distribution Rates (Exelon, PHI and Pepco).    On June 30, 2016, Pepco filed an application with the DCPSC to increase its annual electric distribution base rates by $86 million, as updated to approximately $77 million on February 1, 2017, based on a requested ROE of 10.6%.

On July 25, 2017, the DCPSC issued an order granting Pepco an increase to its annual electric distribution base rates of $36.9 million based on an ROE of 9.5%. The new rates will be effective August 15, 2017. In its decision, the DCPSC ordered that the $25.6 million customer rate credit created as a result of the Exelon and PHI merger will be provided primarily to residential customers and some small commercial customers to offset the impact of this increase until that amount has been exhausted, which is expected to take approximately two years. Additionally, the Commission is holding approximately $6 million to $7 million of the customer rate credit for use toward a possible new class of customers for certain senior citizens and disabled persons. The DCPSC also held that Pepco’s bill stabilization adjustment, which decouples distribution revenues from utility customers from the amount of electricity delivered, will continue to be in place and that no refund of previously collected funds is required. Parties have 30 days from the date of the order to file for reconsideration with the DCPSC.

District of Columbia Power Line Undergrounding Initiative (Exelon, PHI and Pepco).    The District of Columbia government enacted on an emergency basis (effective May 17, 2017) and thereafter on a permanent basis (effective July 11, 2017) legislation to amend the Electric Company Infrastructure Improvement Financing Act of 2014 (as amended) (the Infrastructure Improvement Financing Act) to authorize the District of Columbia Power Line Undergrounding (DC PLUG) initiative, a projected six year, $500 million project to place underground some of the District of Columbia’s most outage-prone power lines with $250 million of the project costs funded by Pepco and $250 million funded by the District of Columbia.

The $250 million of project costs funded by Pepco will be recovered through a volumetric surcharge on the electric bill of substantially all of Pepco’s customers in the District of Columbia. Pepco will earn a return on these project costs.

The $250 million of project costs funded by the District of Columbia will come from two sources. Project costs of $187.5 million will be funded through a charge assessed on Pepco by the District of Columbia; Pepco will recover this charge from customers through a volumetric distribution rider. The remaining costs up to $62.5 million are to be funded by the existing capital projects program of the District Department of Transportation (DDOT). Ownership and responsibility for the operation and maintenance of all the assets funded by the District of Columbia will be transferred to Pepco for a nominal amount upon completion. Pepco will not recover or earn a return on the cost of the assets transferred to it by the District of Columbia.

In accordance with the Infrastructure Improvement Financing Act, Pepco filed an application for approval of the first two-year portion of the DC PLUG initiative (the First Biennial Plan) on July 3, 2017. After the initial application, Pepco will be required to make two updated applications, one every two years until the project is completed. Pepco anticipates that the DCPSC will issue an order approving the First Biennial Plan in the fourth quarter of 2017. Upon the issuance of a DCPSC order approving the First Biennial Plan, Pepco will become obligated to pay $187.5 million to the District of Columbia over the six year project term, at which time it will record an obligation and offsetting regulatory asset.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

New Jersey Regulatory Matters

2017 Electric Distribution Rates (Exelon, PHI and ACE).    On March 30, 2017, ACE submitted an application with the NJBPU to increase its electric distribution rates by approximately $70 million (before New Jersey sales and use tax), which was updated to $72.6 million on July 14, 2017, based upon a requested ROE of 10.1%. The application also requests approval of a rate surcharge mechanism called the “System Renewal Recovery Charge,” which would permit more timely recovery of certain costs associated with reliability and system renewal-related capital investments. ACE currently expects a decision in this matter in the first quarter of 2018, but cannot predict how much of the requested increase the NJBPU will approve.

2016 Electric Distribution Rates (Exelon, PHI and ACE).    On August 24, 2016, the NJBPU issued an order approving a stipulation of settlement among ACE, the New Jersey Division of Rate Counsel, NJBPU Staff and Unimin Corporation, which, among other things, provided that a determination on ACE’s grid resiliency program, PowerAhead, would be separated into a phase II of the rate proceeding and decided at a later date. PowerAhead includes capital investments to enhance the resiliency of the system through improvements focused on improving the distribution system’s ability to withstand major storm events. A stipulation of settlement with respect to the PowerAhead program (the PowerAhead Stipulation) was approved by the NJBPU on May 31, 2017. As adopted, the PowerAhead program includes an approved investment level of $79 million to be recovered through the cost recovery mechanism described in the PowerAhead Stipulation. The NJBPU order adopting the PowerAhead Stipulation was effective on June 10, 2017.

Update and Reconciliation of Certain Under-Recovered Balances (Exelon, PHI and ACE).    On February 1, 2017, ACE submitted its 2017 annual petition with the NJBPU seeking to reconcile and update (i) charges related to the recovery of above-market costs associated with ACE’s long-term power purchase contracts with the non-utility generators and (ii) costs related to surcharges for the New Jersey Societal Benefit Program (a statewide public interest program that is intended to benefit low income customers and address other public policy goals) and ACE’s uncollectible accounts. As filed, the net impact of adjusting the charges as proposed would have been an overall annual rate decrease of approximately $29 million (revised to approximately $32 million in April 2017, based upon an update for actuals through March 2017), including New Jersey sales and use tax. On May 31, 2017, the NJBPU approved a stipulation of settlement entered into by the parties providing for an overall annual rate decrease of approximately $32 million, effective June 1, 2017. The rate decrease was placed into effect provisionally, subject to a review by NJBPU and the Division of Rate Counsel of the final underlying costs for reasonableness and prudence. This rate decrease will have no effect on ACE’s operating income, since these revenues provide for recovery of deferred costs under an approved deferral mechanism. The matter is pending at the NJBPU.

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

The NYPSC initially identified three plants eligible for the ZEC program: the FitzPatrick, Ginna, and Nine Mile Point nuclear facilities. As issued, the order also provided that the duration of the program beyond the first tranche was conditional upon a buyer purchasing the FitzPatrick facility and taking title prior to September 1, 2018. On November 18, 2016, the required contracts with NYSERDA were executed for Ginna and Nine Mile Point, in addition to Entergy’s execution of the required contract for the FitzPatrick facility. On March 31, 2017, Generation closed on the acquisition of FitzPatrick. Generation is currently recognizing revenue for the sale of New York ZECs in the month following generation when the ZECs are transferred to NYSERDA. For the three months ended June 30, 2017 Generation has recognized $73 million of ZEC revenue.

Several parties filed with the NYPSC requests for rehearing or reconsideration of the CES. Generation and CENG also filed a request for clarification, or in the alternative limited rehearing, that the condition limiting the duration of the program beyond the first tranche be limited to the eligibility of the FitzPatrick plant only and have no bearing on Ginna or Nine Mile Point’s eligibility for the full 12-year duration. On December 15, 2016, the NYPSC approved Generation’s and CENG’s petition to clarify this condition and denied all petitions for rehearing of the CES. Parties had until mid-April to appeal to New York State court the denials of the requests for rehearing. A Petition seeking to invalidate the ZEC program was filed in New York State court by certain environmental groups and other parties on November 30, 2016, and amended on January 13, 2017, arguing that the NYPSC violated certain technical provisions of the State Administrative Procedures Act (SAPA) when adopting the ZEC program. On February 15, 2017, Generation and CENG filed a motion to dismiss the state court action. The NYPSC also filed a motion to dismiss the state court action. On March 24, 2017, the plaintiffs filed a memorandum of law opposing the motions to dismiss, and Generation and CENG filed a reply brief on April 28, 2017. Oral argument was held on June 19, 2017. The motion is pending.

On October 19, 2016, a coalition of fossil generation companies filed a complaint in federal district court against the NYPSC alleging that the ZEC program violates certain provisions of the U.S. Constitution; specifically that the ZEC program interferes with FERC’s jurisdiction over wholesale rates and that it discriminates against out of state competitors. On December 9, 2016, Generation and CENG filed a motion to intervene in the case and to dismiss the lawsuit. The State also filed a motion to dismiss. Briefing has been completed on the motion to dismiss, and oral argument was held on March 29, 2017. The motion to intervene has been granted. On July 25, 2017, the court granted both motions to dismiss. Plaintiffs are expected to appeal.

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

The RSSA required Ginna to continue operating through the RSSA term. On September 30, 2016, Ginna filed the required notice with the NYPSC of its intent to continue operating beyond the March 31, 2017 expiry of the RSSA, conditioned upon successful execution of an agreement between Ginna and NYSERDA for the sale of ZECs under the CES. As stated previously, on November 18, 2016 the required contract with NYSERDA was executed by Generation and CENG for Ginna. Upon the expiry of the RSSA on March 31, 2017, Ginna was required to make refund payments of $20 million to RG&E related to capital expenditures. Ginna paid RGE the $20 million in June 2017. Additionally, the provisions of the RSSA provided for a one-time payment of $12 million to be paid from RGE to Ginna at the end of the contract. This $12 million was recognized in revenue as of March 31, 2017. RGE paid the $12 million to Ginna in May 2017. Subject to prevailing over any administrative or legal challenges, it is expected the CES will allow Ginna to continue to operate through the end of its current operating license in 2029. See Note 7-Early Nuclear Plant Retirements for further information regarding the impacts of a decision to early retire one or more nuclear plants.

Federal Regulatory Matters

Transmission Formula Rate (Exelon, ComEd, BGE, Pepco, DPL and ACE).    The following total increases/(decreases) were included in ComEd’s, BGE’s, Pepco’s, DPL’s and ACE’s electric transmission formula rate filings:

	2017
Annual Transmission Filings(a)	ComEd	BGE	Pepco	DPL	ACE
Initial revenue requirement increase	$44	$31	$5	$6	$20
Annual reconciliation (decrease) increase	(33)	3	15	8	22
Dedicated facilities decrease (b)	—	(8)	—	—	—

Total revenue requirement increase	$11	$26	$20	$14	$42

Allowed return on rate base (c)	8.43%	7.47%	7.92%	7.16%	8.02%
Allowed ROE (d)	11.50%	10.50%	10.50%	10.50%	10.50%

(a)	All rates are effective June 2017, subject to review by the FERC and other parties, which is due by fourth quarter 2017.
(b)	BGE’s transmission revenues include a FERC approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
(c)	Represents the weighted average debt and equity return on transmission rate bases.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Transmission Formula Rate (Exelon and PECO)    On May 1, 2017, PECO filed a request with FERC seeking approval to update its transmission rates and change the manner in which PECO’s transmission rate is determined from a fixed rate to a formula rate. The formula rate would be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. The formula rate filing includes a requested increase of $22 million to PECO’s annual transmission revenues and a requested rate of return on common equity of 11%, inclusive of a 50 basis point adder for being a member of a regional transmission organization. PECO requested that the new transmission rate be effective as of July 2017. On June 27, 2017, FERC issued an Order accepting the filing and suspending the proposed rates until December 1, 2017, subject to refund, and set the matter for hearing and settlement judge procedures. PECO cannot predict the final outcome of the settlement or hearing proceedings, or the transmission formula FERC may approve.

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

In August 2009, the court issued its decision affirming the FERC’s order with regard to the existing facilities, but remanded to FERC the issue of the cost allocation associated with the new facilities 500 kV and above (Cost Allocation Issue) for further consideration by the FERC. On remand, FERC reaffirmed its earlier decision to socialize the costs of new facilities 500 kV and above. A number of parties filed appeals of these orders. In June 2014, the court again remanded the Cost Allocation Issue to FERC. On December 18, 2014, FERC issued an order setting an evidentiary hearing and settlement proceeding regarding the Cost Allocation Issue. On June 15, 2016, a number of parties, including Exelon and the Utility Registrants, filed a proposed Settlement with FERC. If the Settlement is approved, 50% of the costs of the 500 kV and above facilities approved by the PJM Board on or before February 1, 2013 will be socialized across PJM and 50% will be allocated according to a formula that calculates the flows on the transmission facilities. Each state that is a party in this proceeding either signed, or did not oppose, the settlement. The Settlement is opposed by a number of merchant transmission owners and New York load-serving entities. The Settlement includes provisions for monthly credits or charges that are expected to be mostly refunded or recovered through customer rates over a 10-year period based on negotiated numbers for charges prior to January 1, 2016.

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

On January 9, 2017, the Electric Power Supply Association (EPSA) filed two requests with FERC: one seeking to amend a prior complaint against PJM and another seeking expedited action on a pending NYISO compliance filing in an existing proceeding. Both filings allege that the relevant MOPR should be expanded to also apply to existing resources receiving ZEC compensation under the New York CES and Illinois ZES programs. Exelon has filed protests at FERC in response to each filing, arguing generally that ZEC payments provide compensation for an environmental attribute that is distinct from the energy and capacity sold in the FERC-jurisdictional markets, and therefore, are no different than other renewable support programs like the PTC and RPS that have generally not been subject to a MOPR. However, if successful, for Generation’s facilities in NYISO and PJM expected to receive ZEC compensation (Quad Cities, Ginna, Nine Mile Point and FitzPatrick), an expanded MOPR could require exclusion of ZEC compensation when bidding into future capacity auctions such that these facilities would have an increased risk of not clearing in those auctions and thus no longer receiving capacity revenues during the respective ZEC programs. Any such mitigation of these generating resources could have a material effect on Exelon’s and Generation’s future cash flows and results of operations. The timing of FERC’s decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

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

On April 21, 2016, Exelon and Interior executed a Settlement Agreement resolving all fish passage issues between the parties. The financial impact of the Settlement Agreement is estimated to be $3 million to $7 million per year, on average, over the 46-year life of the new license, including both capital and operating costs. The actual timing and amount of these costs are not currently fixed and may vary significantly from year to year throughout the life of the new license. Resolution of the remaining issues relating to Conowingo involving various stakeholders may have a material effect on Exelon’s and Generation’s results of operations and financial position through an increase in capital expenditures and operating costs. As of June 30, 2017, $29 million of direct costs associated with Conowingo licensing efforts have been capitalized. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information on Generation’s operating license renewal efforts.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE as of June 30, 2017 and December 31, 2016. For additional information on the specific regulatory assets and liabilities, refer to Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K.

					Successor
June 30, 2017	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
Pension and other postretirement benefits (a)	$4,086	$—	$—	$—	$—	$—	$—	$—
Deferred income taxes (b)	2,091	76	1,645	100	270	176	41	53
AMI programs	679	163	43	225	248	167	81	—
Under-recovered distribution service costs (c)	239	239	—	—	—	—	—	—
Energy efficiency costs	19	19	—	—	—	—	—	—
Debt costs	117	39	1	7	77	16	8	6
Fair value of long-term debt	782	—	—	—	645	—	—	—
Fair value of PHI’s unamortized energy contracts	918	—	—	—	918	—	—	—
Severance	3	—	—	3	—	—	—	—
Asset retirement obligations	119	84	23	12	—	—	—	—
MGP remediation costs	289	266	23	—	—	—	—	—
Under-recovered uncollectible accounts	55	55	—	—	—	—	—	—
Renewable energy	258	256	—	—	2	—	1	1
Energy and transmission programs (d)(e)(f)(g)(h)(i)	69	8	1	21	39	6	6	27
Deferred storm costs	34	—	—	—	34	10	6	18
Electric generation-related regulatory asset	5	—	—	5	—	—	—	—
Energy efficiency and demand response programs	590	—	1	271	318	236	82	—
Merger integration costs (j)(k)	32	—	—	7	25	12	13	—
Under-recovered revenue decoupling (l)	74	—	—	35	39	31	8	—
COPCO acquisition adjustment	6	—	—	—	6	—	6	—
Workers compensation and long-term disability cost	34	—	—	—	34	34	—	—
Vacation accrual	47	—	22	—	25	—	15	10
Securitized stranded costs	108	—	—	—	108	—	—	108
CAP arrearage	10	—	10	—	—	—	—	—
Removal costs	500	—	—	—	500	138	95	268
Renewable portfolio standards costs	19	19	—	—	—	—	—	—
Other	55	8	9	6	32	21	8	4

Total regulatory assets	11,238	1,232	1,778	692	3,320	847	370	495

Less: current portion	1,293	182	46	197	605	165	71	89

Total non-current regulatory assets	$9,945	$1,050	$1,732	$495	$2,715	$682	$299	$406

					Successor
June 30, 2017	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Other postretirement benefits	$43	$—	$—	$—	$—	$—	$—	$—
Nuclear decommissioning	2,870	2,364	506	—	—	—	—	—
Removal costs	1,592	1,332	—	129	131	18	113	—
Deferred rent	38	—	—	—	38	—	—	—
Energy efficiency and demand response programs	128	88	39	—	1	1	—	—
DLC program costs	8	—	8	—	—	—	—	—
Electric distribution tax repairs	59	—	59	—	—	—	—	—
Gas distribution tax repairs	16	—	16	—	—	—	—	—
Energy and transmission programs (d)(e)(f)(g)(h)(i)	123	40	61	—	22	2	12	8
Rate stabilization deferral	3	—	—	3	—	—	—	—
Zero emission credit costs	22	22	—	—	—	—	—	—
Other	70	8	10	25	27	1	13	12

Total regulatory liabilities	4,972	3,854	699	157	219	22	138	20

Less: current portion	574	269	155	67	68	5	43	20

Total non-current regulatory liabilities	$4,398	$3,585	$544	$90	$151	$17	$95	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

					Successor
December 31, 2016	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
Pension and other postretirement benefits (a)	$4,162	$—	$—	$—	$—	$—	$—	$—
Deferred income taxes (b)	2,016	75	1,583	98	260	171	38	51
AMI programs	701	164	49	230	258	174	84	—
Under-recovered distribution service costs (c)	188	188	—	—	—	—	—	—
Debt costs	124	42	1	7	81	17	9	6
Fair value of long-term debt	812	—	—	—	671	—	—	—
Fair value of PHI’s unamortized energy contracts	1,085	—	—	—	1,085	—	—	—
Severance	5	—	—	5	—	—	—	—
Asset retirement obligations	111	76	23	12	—	—	—	—
MGP remediation costs	305	278	26	1	—	—	—	—
Under-recovered uncollectible accounts	56	56	—	—	—	—	—	—
Renewable energy	260	258	—	—	2	—	—	2
Energy and transmission programs (d)(e)(f)(g)(h)(i)	89	23	—	38	28	6	5	17
Deferred storm costs	36	—	—	1	35	12	5	18
Electric generation-related regulatory asset	10	—	—	10	—	—	—	—
Rate stabilization deferral	7	—	—	7	—	—	—	—
Energy efficiency and demand response programs	621	—	1	285	335	250	85	—
Merger integration costs (j)(k)	25	—	—	10	15	11	4	—
Under-recovered revenue decoupling (l)	27	—	—	3	24	21	3	—
COPCO acquisition adjustment	8	—	—	—	8	—	8	—
Workers compensation and long-term disability costs	34	—	—	—	34	34	—	—
Vacation accrual	31	—	7	—	24	—	14	10
Securitized stranded costs	138	—	—	—	138	—	—	138
CAP arrearage	11	—	11	—	—	—	—	—
Removal costs	477	—	—	—	477	134	88	255
Other	49	7	9	5	29	22	5	4

Total regulatory assets	11,388	1,167	1,710	712	3,504	852	348	501

Less: current portion	1,342	190	29	208	653	162	59	96

Total non-current regulatory assets	$10,046	$977	$1,681	$504	$2,851	$690	$289	$405

					Successor
December 31, 2016	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Other postretirement benefits	$47	$—	$—	$—	$—	$—	$—	$—
Nuclear decommissioning	2,607	2,169	438	—	—	—	—	—
Removal costs	1,601	1,324	—	141	136	18	118	—
Deferred rent	39	—	—	—	39	—	—	—
Energy efficiency and demand response programs	185	141	41	—	3	3	—	—
DLC program costs	8	—	8	—	—	—	—	—
Electric distribution tax repairs	76	—	76	—	—	—	—	—
Gas distribution tax repairs	20	—	20	—	—	—	—	—
Energy and transmission programs (d)(e)(f)(g)(h)(i)	134	60	56	—	18	8	5	5
Other	72	4	5	19	41	2	17	20

Total regulatory liabilities	4,789	3,698	644	160	237	31	140	25

Less: current portion	602	329	127	50	79	11	43	25

Total non-current regulatory liabilities	$4,187	$3,369	$517	$110	$158	$20	$97	$—

(a)

As of June 30, 2017 and December 31, 2016, the pension and other postretirement benefits regulatory asset at Exelon includes regulatory assets of $1,025 million and $995 million, respectively, as a result of the PHI Merger related to unrecognized costs that are probable of regulatory recovery. The regulatory assets are amortized over periods from 3 to 15 years, depending on the underlying component. Pepco, DPL and ACE are currently recovering these costs through base rates. Pepco, DPL and ACE are not earning a return on the recovery of these costs in base rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)

As of June 30, 2017, includes transmission-related regulatory assets that require FERC approval separate from the transmission formula rate of $22 million, $41 million, $33 million, $22 million and $20 million for ComEd, BGE, Pepco, DPL and ACE, respectively. As of December 31, 2016, includes transmission-related regulatory assets that require FERC approval separate from the transmission formula rate of $22 million, $38 million, $31 million, $20 million and $19 million for ComEd, BGE, Pepco, DPL and ACE, respectively. On December 13, 2016, BGE filed with FERC to begin recovering these existing and any similar future regulatory assets through its transmission formula rate. On May 9, 2017, FERC accepted BGE’s filing and made effective BGE’s proposed modifications to its transmission formula rate, subject to refund and further Commission order. ComEd, Pepco, DPL, and ACE are expected to make similar filings with FERC and other parties in subsequent periods.

(c)

As of June 30, 2017, ComEd’s regulatory asset of $239 million was comprised of $184 million for the 2015 — 2017 annual reconciliations and $55 million related to significant one-time events including $14 million of deferred storm costs, $9 million of Constellation and PHI merger and integration related costs, $3 million of emerald ash borer costs, and $29 million of smart meter related costs. As of December 31, 2016, ComEd’s regulatory asset of $188 million was comprised of $134 million for the 2015 and 2016 annual reconciliations and $54 million related to significant one-time events, including $20 million of deferred storm costs and $11 million of Constellation and PHI merger and integration related costs, and $23 million of smart meter related costs. See Note 4 — Merger, Acquisitions, and Dispositions of the Exelon 2016 Form 10-K for further information.

(d)

As of June 30, 2017, ComEd’s regulatory asset of $8 million reflects Constellation merger and integration costs to be recovered upon FERC approval. As of June 30, 2017, ComEd’s regulatory liability of $40 million included $8 million related to over-recovered energy costs and $32 million associated with revenues received for renewable energy requirements. As of December 31, 2016, ComEd’s regulatory asset of $23 million included $15 million associated with transmission costs recoverable through its FERC approved formula rate and $8 million of Constellation merger and integration costs to be recovered upon FERC approval. As of December 31, 2016, ComEd’s regulatory liability of $60 million included $30 million related to over-recovered energy costs and $30 million associated with revenues received for renewable energy requirements.

(e)

As of June 30, 2017, PECO’s regulatory asset of $1 million related to under-recovered electric transmission costs. As of June 30, 2017, PECO’s regulatory liability of $61 million included $36 million related to over-recovered costs under the DSP program, $16 million related to the over-recovered natural gas costs under the PGC and $9 million related to over-recovered non-bypassable transmission service charges. As of December 31, 2016, PECO’s regulatory liability of $56 million included $34 million related to over-recovered costs under the DSP program, $10 million related to over-recovered non-bypassable transmission service charges, $8 million related to the over-recovered natural gas costs under the PGC and $4 million related to the over-recovered electric transmission costs.

(f)

As of June 30, 2017, BGE’s regulatory asset of $21 million included $10 million related to under-recovered electric energy costs, $5 million related to under-recovered natural gas costs, $4 million of costs associated with transmission costs recoverable through its FERC approved formula rate and $2 million of abandonment costs to be recovered upon FERC approval. As of December 31, 2016, BGE’s regulatory asset of $38 million included $4 million of costs associated with transmission costs recoverable through its FERC approved formula rate, $28 million related to under-recovered electric energy costs, $3 million of abandonment costs to be recovered upon FERC approval, and $3 million of under-recovered natural gas costs.

(g)

As of June 30, 2017, Pepco’s regulatory asset of $6 million included $2 million of transmission costs recoverable through its FERC approved formula rate and $4 million of under-recovered electric energy costs. As of June 30, 2017, Pepco’s regulatory liability of $2 million related to over-recovered electric energy costs. As of December 31, 2016, Pepco’s regulatory asset of $6 million related to under-recovered electric energy costs. As of December 31, 2016, Pepco’s regulatory liability of $8 million included $5 million of over-recovered transmission costs and $3 million of over-recovered electric energy costs.

(h)

As of June 30, 2017, DPL’s regulatory asset of $6 million related to under-recovered electric energy costs. As of June 30, 2017, DPL’s regulatory liability of $12 million included $10 million of over-recovered electric energy costs and $2 million of over-recovered gas cost. As of December 31, 2016, DPL’s regulatory asset of $5 million included $1 million of transmission costs recoverable through its FERC approved formula rate and $4 million of under-recovered electric energy costs. As of December 31, 2016, DPL’s regulatory liability of $5 million included $2 million of over-recovered electric energy costs and $3 million of over-recovered transmission costs.

(i)

As of June 30, 2017, ACE’s regulatory asset of $27 million included $11 million of transmission costs recoverable through its FERC approved formula rate and $16 million of under-recovered electric energy costs. As of June 30, 2017,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ACE’s regulatory liability of $8 million related to over-recovered electric energy costs. As of December 31, 2016, ACE’s regulatory asset of $17 million included $6 million of transmission costs recoverable through its FERC approved formula rate and $11 million of under-recovered electric energy costs. As of December 31, 2016, ACE’s regulatory liability of $5 million included $4 million of over-recovered transmission costs and $1 million of over-recovered electric energy costs.

(j)

As of June 30, 2017 and December 31, 2016, BGE’s regulatory asset of $7 million and $10 million, respectively, included $6 million of previously incurred PHI acquisition costs as authorized by the June 2016 rate case order.

(k)

As of June 30, 2017 and December 31, 2016, Pepco’s regulatory asset of $12 million and $11 million, respectively, represents previously incurred PHI acquisition costs authorized for recovery by the November 2016 Maryland distribution rate case order. As of June 30, 2017, DPL’s regulatory asset of $13 million represents previously incurred PHI acquisition costs, including $4 million authorized for recovery by the February 2017 Maryland distribution rate case order, $6 million authorized for recovery by the May 2017 Delaware electric distribution rate case order, and $3 million expected to be recovered in electric and gas distribution rates in the Delaware service territory. As of December 31, 2016, DPL’s regulatory asset of $4 million represents previously incurred PHI acquisition costs expected to be recovered in distribution rates in the Maryland service territory.

(l)

Represents the electric and natural gas distribution costs recoverable from customers under BGE’s decoupling mechanism. As of June 30, 2017, BGE had a regulatory asset of $24 million related to under-recovered electric revenue decoupling and $11 million related to under-recovered natural gas revenue decoupling. As of December 31, 2016, BGE had a regulatory asset of $2 million related to under-recovered natural gas revenue decoupling and $1 million related to under-recovered electric revenue decoupling.

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

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
June 30, 2017	$71	$6	$—	$55	$10	$6	$4	$—

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
December 31, 2016	$72	$5	$—	$57	$10	$6	$4	$—

(a)	Reflects ComEd’s unrecognized equity returns earned for ratemaking purposes on its under-recovered distribution services costs regulatory assets.
(b)	BGE’s authorized amounts capitalized for ratemaking purposes relate to earnings on shareholders’ investment on its AMI Programs.
(c)

Pepco’s and DPL’s authorized amounts capitalized for ratemaking purposes relate to earnings on shareholders’ investment on their respective AMI Programs and Energy Efficiency and Demand Response Programs. The earnings on energy efficiency are on Pepco DC and DPL DE programs only.

Purchase of Receivables Programs (Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE)

ComEd, PECO, BGE, Pepco, DPL and ACE are required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia and New Jersey, to purchase certain receivables from retail electric and natural gas suppliers that participate in the utilities’ consolidated billing. ComEd, BGE, Pepco and DPL purchase receivables at a discount to recover primarily uncollectible accounts expense from the suppliers. PECO is required to purchase receivables at face value and is permitted to recover uncollectible accounts expense, including those from Third Party Suppliers, from customers through distribution rates. ACE purchases receivables at face value. ACE recovers all uncollectible accounts expense, including those from Third

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Party Suppliers, through the Societal Benefits Charge (SBC) rider, which includes uncollectible accounts expense as a component. The SBC is filed annually with the NJBPU. Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE do not record unbilled commodity receivables under the POR programs. Purchased billed receivables are classified in Other accounts receivable, net on Exelon’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s and ACE’s Consolidated Balance Sheets. The following tables provide information about the purchased receivables of those companies as of June 30, 2017 and December 31, 2016.

					Successor
As of June 30, 2017	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Purchased receivables(b)	$304	$85	$73	$53	$93	$61	$10	$22
Allowance for uncollectible accounts(a)	(31)	(12)	(5)	(3)	(11)	(6)	(2)	(3)

Purchased receivables, net	$273	$73	$68	$50	$82	$55	$8	$19

					Successor
As of December 31, 2016	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Purchased receivables(b)	$313	$87	$72	$59	$95	$63	$10	$22
Allowance for uncollectible accounts(a)	(37)	(14)	(6)	(4)	(13)	(7)	(2)	(4)

Purchased receivables, net	$276	$73	$66	$55	$82	$56	$8	$18

(a)

For ComEd, BGE, Pepco and DPL, reflects the incremental allowance for uncollectible accounts recorded, which is in addition to the purchase discount. For ComEd, the incremental uncollectible accounts expense is recovered through its Purchase of Receivables with Consolidated Billing tariff.

(b)

Pepco’s electric POR program in Maryland included a discount on purchased receivables ranging from 0% to 2% depending on customer class. Pepco’s electric POR program in the District of Columbia included a discount on purchased receivables ranging from 0% to 6% through April 6, 2017 and 0% to 2% effective April 7, 2017, depending on customer class. DPL’s electric POR program in Maryland included a discount on purchased receivables ranging from 0% to 1% through May 31, 2017 and 0% to 4% effective June 1, 2017, depending on customer class.

6.    Impairment of Long-Lived Assets (Exelon and Generation)

Long-Lived Assets (Exelon and Generation)

Generation evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. EGTP’s operating cash flows have been negatively impacted by certain market conditions and the seasonality of its cash flows. On May 2, 2017, EGTP entered into a consent agreement with its lenders to initiate an orderly sales process to sell the assets of its wholly owned subsidiaries, the proceeds from which will first be used to pay the administrative costs of the sale, the normal and ordinary costs of operating the plants and repayment of the secured debt of EGTP. As a result, certain EGTP’s assets and liabilities were classified as held for sale at their respective fair values less costs to sell and included in the other current assets and other current liabilities balances on Exelon’s and Generation’s Consolidated Balance Sheets at June 30, 2017. Additionally, a pre-tax impairment charge of $418 million was recorded in June 2017 within Operating and maintenance expense on Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. See Note 4 — Mergers, Acquisitions and Dispositions for additional information.

During the first quarter of 2016, significant changes in Generation’s intended use of the Upstream oil and gas assets, developments with nonrecourse debt held by its upstream subsidiary CEU Holdings, LLC (as described in Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K) and continued declines in both production volumes and commodity prices suggested that the carrying value may be impaired. Generation concluded that the estimated undiscounted future cash flows and fair value of its Upstream properties were less

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

than their carrying values. As a result, a pre-tax impairment charge of $119 million was recorded in March 2016 within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. On June 16, 2016, Generation initiated the sales process of its Upstream business by executing a forbearance agreement with the lenders of the nonrecourse debt. An additional pre-tax impairment charge of $15 million was recorded in September 2016 within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income due to further declines in fair value. In December 2016, Generation sold substantially all of the Upstream Assets. See Note 4 — Mergers, Acquisitions and Dispositions of the Exelon 2016 Form 10-K for further information.

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

Also in the second quarter of 2016, updates to the Company’s long-term view, as described above, in conjunction with the previous decision to early retire the Clinton and Quad Cities nuclear facilities in Illinois suggested that the carrying value of our Midwest asset group may be impaired. Generation completed a comprehensive review of the estimated undiscounted future cash flows of the Midwest asset group and no impairment charge was required.

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

The TMI nuclear plant did not clear in the May 2017 PJM capacity auction for the 2020-2021 planning year and will not receive capacity revenue for that period, the third consecutive year that TMI failed to clear the PJM base residual capacity auction. The plant is currently committed to operate through May 2019.

Based on these capacity auction results, prolonged periods of low wholesale power prices, and the absence of federal or state policies that place a value on nuclear energy for its ability to produce electricity without air pollution, Exelon announced that Generation will permanently cease generation operations at TMI on or about September 30, 2019. The current NRC license for TMI expires in 2034. Generation is proceeding with the market and regulatory notifications that must be made to shut down the plant, including filing of a deactivation notice with PJM on May 30, 2017 and notification to the NRC on June 20, 2017. PJM has subsequently notified Generation that it has not identified any reliability issues and has approved the deactivation of TMI as proposed.

In the second quarter of 2017, as a result of the plant retirement decision of TMI, Exelon and Generation recognized one-time charges in Operating and maintenance expense of $71 million related to materials and supplies inventory reserve adjustments, employee-related costs and construction work-in-progress (CWIP) impairments, among other items. In addition to these one-time charges, there will be ongoing annual incremental non-cash charges to earnings stemming from shortening the expected economic useful life of TMI primarily related to accelerated depreciation of plant assets (including any ARC), accelerated amortization of nuclear fuel, and additional ARO accretion expense associated with the changes in decommissioning timing and cost assumptions. Exelon’s and Generation’s second quarter 2017 results include an incremental $37 million of pre-tax expense for these items. Please refer to Note 12 — Nuclear Decommissioning for additional detail on changes to the nuclear decommissioning ARO balances resulting from the early retirement of TMI.

Income statement expense (pre-tax)	June 30, 2017
Depreciation and amortization
Accelerated depreciation(a)	$35
Accelerated Nuclear Fuel amortization	2

Total	$37

(a)	Reflects incremental accelerated depreciation of plant assets, including any ARC.

Based on insufficient capacity auction results and the lack of progress on Illinois energy legislation, on June 2, 2016, Generation announced a decision to shut down the Clinton and Quad Cities nuclear plants on June 1, 2017 and June 1, 2018, respectively. With the passage of the Illinois ZES on December 7, 2016, and subject to prevailing over any related administrative or legal challenges, Generation reversed this decision and revised the expected economic useful lives for both facilities; 2027 for Clinton and 2032 for Quad Cities. Refer to Note 5 — Regulatory Matters for additional discussion on the Illinois ZES.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Exelon’s and Generation’s 2016 results included a net incremental $714 million of total pre-tax expense associated with the initial early retirement decision for Clinton and Quad Cities, as summarized in the table below.

Income statement expense (pre-tax)	Q2 2016	Q3 2016	Q4 2016	YTD 2016
Depreciation and amortization
Accelerated depreciation(a)	$115	$344	$253	$712
Accelerated Nuclear Fuel amortization	9	28	23	60
Operating and maintenance
One time charges(b)	141	5	(120)	26
ARO accretion, net of contractual offset(c)	—	2	—	2
Contractual offset for ARC depreciation(c)	(14)	(41)	(31)	(86)

Total	$251	$338	$125	$714

(a)	Reflects incremental accelerated depreciation of plant assets, including any ARC, for the period June 2, 2016, through December 6, 2016.
(b)	Primarily includes materials and supplies inventory reserve adjustments, employee related costs and construction work-in-progress (CWIP) impairments.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

8.    Fair Value of Financial Assets and Liabilities (All Registrants)

Fair Value of Financial Liabilities Recorded at the Carrying Amount

The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2017 and December 31, 2016:

Exelon

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$1,757	$—	$1,757	$—	$1,757
Long-term debt (including amounts due within one year)(a)	33,934	—	33,460	1,956	35,416
Long-term debt to financing trusts(b)	641	—	—	693	693
SNF obligation	1,139	—	830	—	830

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$1,267	$—	$1,267	$—	$1,267
Long-term debt (including amounts due within one year)(a)	34,005	1,113	31,741	1,959	34,813
Long-term debt to financing trusts(b)	641	—	—	667	667
SNF obligation	1,024	—	732	—	732

Generation

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$716	$—	$716	$—	$716
Long-term debt (including amounts due within one year)(a)	9,754	—	8,061	1,661	9,722
SNF obligation	1,139	—	830	—	830

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$699	$—	$699	$—	$699
Long-term debt (including amounts due within one year)(a)	9,241	—	7,482	1,670	9,152
SNF obligation	1,024	—	732	—	732

ComEd

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$389	$—	$389	$—	$389
Long-term debt (including amounts due within one year)(a)	7,036	—	7,728	—	7,728
Long-term debt to financing trusts(b)	205	—	—	223	223

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$7,033	$—	$7,585	$—	$7,585
Long-term debt to financing trusts(b)	205	—	—	215	215

PECO

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$2,580	$—	$2,834	$—	$2,834
Long-term debt to financing trusts	184	—	—	199	199

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$2,580	$—	$2,794	$—	$2,794
Long-term debt to financing trusts	184	—	—	192	192

BGE

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$85	$—	$85	$—	$85
Long-term debt (including amounts due within one year)(a)	2,282	—	2,497	—	2,497
Long-term debt to financing trusts(b)	252	—	—	271	271

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$45	$—	$45	$—	$45
Long-term debt (including amounts due within one year)(a)	2,322	—	2,467	—	2,467
Long-term debt to financing trusts(b)	252	—	—	260	260

PHI (Successor)

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$67	$—	$67	$—	$67
Long-term debt (including amounts due within one year)(a)	5,952	—	5,707	295	6,002

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$522	$—	$522	$—	$522
Long-term debt (including amounts due within one year)(a)	5,898	—	5,520	289	5,809

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Pepco

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$2,545	$—	$3,065	$9	$3,074

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$23	$—	$23	$—	$23
Long-term debt (including amounts due within one year)(a)	2,349	—	2,788	8	2,796

DPL

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$25	$—	$25	$—	$25
Long-term debt (including amounts due within one year)(a)	1,326	—	1,398	—	1,398

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$1,340	$—	$1,383	$—	$1,383

ACE

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Short-term liabilities	$42	$—	$42	$—	$42
Long-term debt (including amounts due within one year)(a)	1,138	—	980	286	1,266

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Long-term debt (including amounts due within one year)(a)	$1,155	$—	$1,007	$280	$1,287

(a)

Includes unamortized debt issuance costs which are not fair valued of $185 million, $53 million, $44 million, $15 million, $14 million, $6 million, $33 million, $11 million, and $5 million for Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, as of June 30, 2017. Includes unamortized debt issuance costs of $200 million, $64 million, $46 million, $15 million, $15 million, $2 million, $30 million, $11 million, and $6 million for Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, as of December 31, 2016.

(b)	Includes unamortized debt issuance costs which are not fair valued of $7 million, $1 million, and $6 million for Exelon, ComEd and BGE, respectively, as of June 30, 2017 and December 31, 2016.

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

SNF Obligation.    The carrying amount of Generation’s SNF obligation (Level 2) is derived from a contract with the DOE to provide for disposal of SNF from Generation’s nuclear generating stations. When determining the fair value of the obligation, the future carrying amount of the SNF obligation is calculated by compounding the current book value of the SNF obligation at the 13-week Treasury rate. The compounded obligation amount is discounted back to present value using Generation’s discount rate, which is calculated using the same methodology as described above for the taxable debt securities, and an estimated maturity date of 2030. This amount also includes $110 million as of June 30, 2017 for the fair value of the one-time fee obligation associated with closing of the FitzPatrick acquisition on March 31, 2017. The fair value was determined using a similar methodology, however the New York Power Authority’s (NYPA) discount rate is used in place of Generation’s given the contractual right to reimbursement from NYPA for the obligation; see Note 4 — Mergers, Acquisitions and Dispositions for additional information on Generation’s acquisition of FitzPatrick.

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

Transfers in and out of levels are recognized as of the end of the reporting period when the transfer occurred. Given derivatives categorized within Level 1 are valued using exchange-based quoted prices within observable periods, transfers between Level 2 and Level 1 were not material. Additionally, there were no material transfers between Level 1 and Level 2 during the six months ended June 30, 2017 for cash equivalents, nuclear decommissioning trust fund investments, pledged assets for Zion Station decommissioning, Rabbi trust investments, and deferred compensation obligations. For derivative contracts, transfers into Level 2 from Level 3 generally occur when the contract tenor becomes more observable and due to changes in market liquidity or assumptions for certain commodity contracts.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present assets and liabilities measured and recorded at fair value on Exelon’s and Generation’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	Generation					Exelon
As of June 30, 2017	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$29	$—	$—	$—	$29	$257	$—	$—	$—	$257
NDT fund investments
Cash equivalents(b)	117	67	—	—	184	117	67	—	—	184
Equities	3,980	717	—	2,104	6,801	3,980	717	—	2,104	6,801
Fixed income
Corporate debt	—	1,656	255	—	1,911	—	1,656	255	—	1,911
U.S. Treasury and agencies	1,767	32	—	—	1,799	1,767	32	—	—	1,799
Foreign governments	—	51	—	—	51	—	51	—	—	51
State and municipal debt	—	232	—	—	232	—	232	—	—	232
Other(c)	—	46	—	502	548	—	46	—	502	548

Fixed income subtotal	1,767	2,017	255	502	4,541	1,767	2,017	255	502	4,541

Middle market lending	—	—	428	78	506	—	—	428	78	506
Private equity	—	—	—	197	197	—	—	—	197	197
Real estate	—	—	—	441	441	—	—	—	441	441

NDT fund investments subtotal(d)	5,864	2,801	683	3,322	12,670	5,864	2,801	683	3,322	12,670

Pledged assets for Zion Station decommissioning
Cash equivalents	21	—	—	—	21	21	—	—	—	21
Middle market lending	—	—	21	33	54	—	—	21	33	54

Pledged assets for Zion Station decommissioning subtotal(e)	21	—	21	33	75	21	—	21	33	75

Rabbi trust investments
Cash equivalents	5	—	—	—	5	78	—	—	—	78
Mutual funds	22	—	—	—	22	54	—	—	—	54
Fixed income	—	—	—	—	—	—	13	—	—	13
Life insurance contracts	—	20	—	—	20	—	67	21	—	88

Rabbi trust investments subtotal	27	20	—	—	47	132	80	21	—	233

Commodity derivative assets
Economic hedges	632	2,698	1,604	—	4,934	632	2,698	1,604	—	4,934
Proprietary trading	3	47	31	—	81	3	47	31	—	81
Effect of netting and allocation of collateral(f) (g)	(627)	(2,343)	(767)	—	(3,737)	(627)	(2,343)	(767)	—	(3,737)

Commodity derivative assets subtotal	8	402	868	—	1,278	8	402	868	—	1,278

Interest rate and foreign currency derivative assets
Derivatives designated as hedging instruments	—	—	—	—	—	—	11	—	—	11
Economic hedges	—	17	—	—	17	—	17	—	—	17
Proprietary trading	3	1	—	—	4	3	1	—	—	4
Effect of netting and allocation of collateral	(3)	(10)	—	—	(13)	(3)	(10)	—	—	(13)

Interest rate and foreign currency derivative assets subtotal	—	8	—	—	8	—	19	—	—	19

Other investments	—	—	41	—	41	—	—	41	—	41

Total assets	5,949	3,231	1,613	3,355	14,148	6,282	3,302	1,634	3,355	14,573

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation					Exelon
As of June 30, 2017	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(697)	(2,691)	(1,151)	—	(4,539)	(697)	(2,691)	(1,407)	—	(4,795)
Proprietary trading	(4)	(48)	(25)	—	(77)	(4)	(48)	(25)	—	(77)
Effect of netting and allocation of collateral(f) (g)	698	2,627	897	—	4,222	698	2,627	897	—	4,222

Commodity derivative liabilities subtotal	(3)	(112)	(279)	—	(394)	(3)	(112)	(535)	—	(650)

Interest rate and foreign currency derivative liabilities
Economic hedges	—	(20)	—	—	(20)	—	(20)	—	—	(20)
Proprietary trading	(4)	—	—	—	(4)	(4)	—	—	—	(4)
Effect of netting and allocation of collateral	3	10	—	—	13	3	10	—	—	13

Interest rate and foreign currency derivative liabilities subtotal	(1)	(10)	—	—	(11)	(1)	(10)	—	—	(11)

Deferred compensation obligation	—	(33)	—	—	(33)	—	(131)	—	—	(131)

Total liabilities	(4)	(155)	(279)	—	(438)	(4)	(253)	(535)	—	(792)

Total net assets	$5,945	$3,076	$1,334	$3,355	$13,710	$6,278	$3,049	$1,099	$3,355	$13,781

	Generation					Exelon
As of December 31, 2016	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$39	$—	$—	$—	$39	$373	$—	$—	$—	$373
NDT fund investments
Cash equivalents(b)	110	19	—	—	129	110	19	—	—	129
Equities	3,551	452	—	2,011	6,014	3,551	452	—	2,011	6,014
Fixed income
Corporate debt	—	1,554	250	—	1,804	—	1,554	250	—	1,804
U.S. Treasury and agencies	1,291	29	—	—	1,320	1,291	29	—	—	1,320
Foreign governments	—	37	—	—	37	—	37	—	—	37
State and municipal debt	—	264	—	—	264	—	264	—	—	264
Other(c)	—	59	—	493	552	—	59	—	493	552

Fixed income subtotal	1,291	1,943	250	493	3,977	1,291	1,943	250	493	3,977

Middle market lending	—	—	427	71	498	—	—	427	71	498
Private equity	—	—	—	148	148	—	—	—	148	148
Real estate	—	—	—	326	326	—	—	—	326	326

NDT fund investments subtotal(d)	4,952	2,414	677	3,049	11,092	4,952	2,414	677	3,049	11,092

Pledged assets for Zion Station decommissioning
Cash equivalents	11	—	—	—	11	11	—	—	—	11
Equities	—	2	—	—	2	—	2	—	—	2
Fixed Income — U.S. Treasury and agencies	16	1	—	—	17	16	1	—	—	17
Middle market lending	—	—	19	64	83	—	—	19	64	83

Pledged assets for Zion Station decommissioning subtotal(e)	27	3	19	64	113	27	3	19	64	113

Rabbi trust investments
Cash equivalents	2	—	—	—	2	74	—	—	—	74
Mutual funds	19	—	—	—	19	50	—	—	—	50
Fixed income	—	—	—	—	—	—	16	—	—	16
Life insurance contracts	—	18	—	—	18	—	64	20	—	84

Rabbi trust investments subtotal	21	18	—	—	39	124	80	20	—	224

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation					Exelon
As of December 31, 2016	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Commodity derivative assets
Economic hedges	1,356	2,505	1,229	—	5,090	1,358	2,505	1,229	—	5,092
Proprietary trading	3	50	23	—	76	3	50	23	—	76
Effect of netting and allocation of collateral(f) (g)	(1,162)	(2,142)	(481)	—	(3,785)	(1,164)	(2,142)	(481)	—	(3,787)

Commodity derivative assets subtotal	197	413	771	—	1,381	197	413	771	—	1,381

Interest rate and foreign currency derivative assets
Derivatives designated as hedging instruments	—	—	—	—	—	—	16	—	—	16
Economic hedges	—	28	—	—	28	—	28	—	—	28
Proprietary trading	3	2	—	—	5	3	2	—	—	5
Effect of netting and allocation of collateral	(2)	(19)	—	—	(21)	(2)	(19)	—	—	(21)

Interest rate and foreign currency derivative assets subtotal	1	11	—	—	12	1	27	—	—	28

Other investments	—	—	42	—	42	—	—	42	—	42

Total assets	5,237	2,859	1,509	3,113	12,718	5,674	2,937	1,529	3,113	13,253

Liabilities
Commodity derivative liabilities
Economic hedges	(1,267)	(2,378)	(794)	—	(4,439)	(1,267)	(2,378)	(1,052)	—	(4,697)
Proprietary trading	(3)	(50)	(26)	—	(79)	(3)	(50)	(26)	—	(79)
Effect of netting and allocation of collateral(f) (g)	1,233	2,339	542	—	4,114	1,233	2,339	542	—	4,114

Commodity derivative liabilities subtotal	(37)	(89)	(278)	—	(404)	(37)	(89)	(536)	—	(662)

Interest rate and foreign currency derivative liabilities
Derivatives designated as hedging instruments	—	(10)	—	—	(10)	—	(10)	—	—	(10)
Economic hedges	—	(21)	—	—	(21)	—	(21)	—	—	(21)
Proprietary trading	(4)	—	—	—	(4)	(4)	—	—	—	(4)
Effect of netting and allocation of collateral	4	19	—	—	23	4	19	—	—	23

Interest rate and foreign currency derivative liabilities subtotal	—	(12)	—	—	(12)	—	(12)	—	—	(12)

Deferred compensation obligation	—	(34)	—	—	(34)	—	(136)	—	—	(136)

Total liabilities	(37)	(135)	(278)	—	(450)	(37)	(237)	(536)	—	(810)

Total net assets	$5,200	$2,724	$1,231	$3,113	$12,268	$5,637	$2,700	$993	$3,113	$12,443

(a)

Generation excludes cash of $238 million and $252 million at June 30, 2017 and December 31, 2016 and restricted cash of $164 million and $157 million at June 30, 2017 and December 31, 2016. Exelon excludes cash of $353 million and $360 million at June 30, 2017 and December 31, 2016 and restricted cash of $203 million and $180 million at June 30, 2017 and December 31, 2016 and includes long term restricted cash of $25 million at June 30, 2017 and December 31, 2016, which is reported in other deferred debits on the balance sheet.

(b)

Includes $48 million and $29 million of cash received from outstanding repurchase agreements at June 30, 2017 and December 31, 2016, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (d) below.

(c)

Includes derivative instruments of $(1) million and $(2) million, which have a total notional amount of $771 million and $933 million at June 30, 2017 and December 31, 2016, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of the company’s exposure to credit or market loss.

(d)

Excludes net liabilities of $29 million and $31 million at June 30, 2017 and December 31, 2016, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(e)

Excludes net assets of less than $1 million at June 30, 2017 and December 31, 2016. These items consist of receivables related to pending securities sales, interest and dividend receivables, and payables related to pending securities purchases.

(f)

Collateral posted/(received) from counterparties totaled $71 million, $284 million and $130 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2017. Collateral posted/(received) from counterparties, net of collateral paid to counterparties, totaled $71 million, $197 million and $61 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2016.

(g)

Of the collateral posted/(received), $84 million represents variation margin on the exchanges as of June 30, 2017. Of the collateral posted/(received), $(158) million represents variation margin on the exchanges as of December 31, 2016.

ComEd, PECO and BGE

The following tables present assets and liabilities measured and recorded at fair value on ComEd’s, PECO’s and BGE’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	ComEd				PECO				BGE
As of June 30, 2017	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$—	$—	$—	$—	$28	$—	$—	$28	$5	$—	$—	$5
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	5	—	—	5
Life insurance contracts	—	—	—	—	—	10	—	10	—	—	—	—

Rabbi trust investments subtotal	—	—	—	—	7	10	—	17	5	—	—	5

Total assets	—	—	—	—	35	10	—	45	10	—	—	10

Liabilities
Deferred compensation obligation	—	(7)	—	(7)	—	(10)	—	(10)	—	(4)	—	(4)
Mark-to-market derivative liabilities(b)	—	—	(256)	(256)	—	—	—	—	—	—	—	—

Total liabilities	—	(7)	(256)	(263)	—	(10)	—	(10)	—	(4)	—	(4)

Total net assets (liabilities)	$—	$(7)	$(256)	$(263)	$35	$—	$—	$35	$10	$(4)	$—	$6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	ComEd				PECO				BGE
As of December 31, 2016	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$20	$—	$—	$20	$45	$—	$—	$45	$36	$—	$—	$36
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	4	—	—	4
Life insurance contracts	—	—	—	—	—	10	—	10	—	—	—	—

Rabbi trust investments subtotal	—	—	—	—	7	10	—	17	4	—	—	4

Total assets	20	—	—	20	52	10	—	62	40	—	—	40

Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(11)	—	(11)	—	(4)	—	(4)
Mark-to-market derivative liabilities(b)	—	—	(258)	(258)	—	—	—	—	—	—	—	—

Total liabilities	—	(8)	(258)	(266)	—	(11)	—	(11)	—	(4)	—	(4)

Total net assets (liabilities)	$20	$(8)	$(258)	$(246)	$52	$(1)	$—	$51	$40	$(4)	$—	$36

(a)

ComEd excludes cash of $39 million and $36 million at June 30, 2017 and December 31, 2016 and restricted cash of $12 million and $2 million at June 30, 2017 and December 31, 2016. PECO excludes cash of $21 million and $22 million at June 30, 2017 and December 31, 2016. BGE excludes cash of $12 million and $13 million at June 30, 2017 and December 31, 2016 and restricted cash of $3 million at June 30, 2017 and includes long term restricted cash of $2 million at June 30, 2017 and December 31, 2016, which is reported in other deferred debits on the balance sheet.

(b)

The Level 3 balance consists of the current and noncurrent liability of $19 million and $237 million, respectively, at June 30, 2017, and $19 million and $239 million, respectively, at December 31, 2016, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

PHI, Pepco, DPL and ACE

The following tables present assets and liabilities measured and recorded at fair value on PHI’s, Pepco’s, DPL’s and ACE’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	Successor
	As of June 30, 2017				As of December 31, 2016
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$189	$—	$—	$189	$217	$—	$—	$217
Mark-to-market derivative assets(b)	—	—	—	—	2	—	—	2
Effect of netting and allocation of collateral	—	—	—	—	(2)	—	—	(2)

Mark-to-market derivative assets subtotal	—	—	—	—	—	—	—	—

Rabbi trust investments
Cash equivalents	73	—	—	73	73	—	—	73
Fixed income	—	13	—	13	—	16	—	16
Life insurance contracts	—	23	21	44	—	22	20	42

Rabbi trust investments subtotal	73	36	21	130	73	38	20	131

Total assets	262	36	21	319	290	38	20	348

Liabilities
Deferred compensation obligation	—	(24)	—	(24)	—	(28)	—	(28)

Total liabilities	—	(24)	—	(24)	—	(28)	—	(28)

Total net assets	$262	$12	$21	$295	$290	$10	$20	$320

	Pepco				DPL				ACE
As of June 30, 2017	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$144	$—	$—	$144	$—	$—	$—	$—	$29	$—	$—	$29
Rabbi trust investments
Cash equivalents	43	—	—	43	—	—	—	—	—	—	—	—
Fixed income	—	13	—	13	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	21	44	—	—	—	—	—	—	—	—

Rabbi trust investments subtotal	43	36	21	100	—	—	—	—	—	—	—	—

Total assets	187	36	21	244	—	—	—	—	29	—	—	29

Liabilities
Deferred compensation obligation	—	(4)	—	(4)	—	(1)	—	(1)	—	—	—	—

Total liabilities	—	(4)	—	(4)	—	(1)	—	(1)	—	—	—	—

Total net assets (liabilities)	$187	$32	$21	$240	$—	$(1)	$—	$(1)	$29	$—	$—	$29

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Pepco				DPL				ACE
As of December 31, 2016	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$33	$—	$—	$33	$42	$—	$—	$42	$130	$—	$—	$130
Mark-to-market derivative assets(b)	—	—	—	—	2	—	—	2	—	—	—	—
Effect of netting and allocation of collateral	—	—	—	—	(2)	—	—	(2)	—	—	—	—

Mark-to-market derivative assets subtotal	—	—	—	—	—	—	—	—	—	—	—	—

Rabbi trust investments
Cash equivalents	43	—	—	43	—	—	—	—	—	—	—	—
Fixed income	—	16	—	16	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	19	41	—	—	—	—	—	—	—	—

Rabbi trust investments subtotal	43	38	19	100	—	—	—	—	—	—	—	—

Total assets	76	38	19	133	42	—	—	42	130	—	—	130

Liabilities
Deferred compensation obligation	—	(5)	—	(5)	—	(1)	—	(1)	—	—	—	—

Total liabilities	—	(5)	—	(5)	—	(1)	—	(1)	—	—	—	—

Total net assets (liabilities)	$76	$33	$19	$128	$42	$(1)	$—	$41	$130	$—	$—	$130

(a)

PHI excludes cash of $24 million and $19 million at June 30, 2017 and December 31, 2016 and includes long term restricted cash of $22 million and $23 million at June 30, 2017 and December 31, 2016 which is reported in other deferred debits on the balance sheet. Pepco excludes cash of $9 million at June 30, 2017 and December 31, 2016. DPL excludes cash of $6 million and $4 million at June 30, 2017 and December 31, 2016. ACE excludes cash of $7 million and $3 million at June 30, 2017 and December 31, 2016 and includes long term restricted cash of $22 million and $23 million at June 30, 2017 and December 31, 2016 which is reported in other deferred debits on the balance sheet.

(b)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2017 and 2016:

								Successor
	Generation						ComEd	PHI		Exelon
Three Months Ended June 30, 2017	NDT Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(a)	Life Insurance Contracts	Eliminated in Consolidation	Total
Balance as of March 31, 2017	$683	$20	$565		$40	$1,308	$(282)	$20	$—	$1,046
Total realized / unrealized gains (losses)
Included in net income	1	—	(3	)(b)	—	(2)	—	—	—	(2)
Included in noncurrent payables to affiliates	4	—	—		—	4	—	—	(4)	—
Included in payable for Zion Station decommissioning	—	1	—		—	1	—	—	—	1
Included in regulatory assets	—	—	—		—	—	26	—	4	30
Change in collateral	—	—	31		—	31	—	—	—	31
Purchases, sales, issuances and settlements
Purchases	19	—	21		1	41	—	—	—	41
Sales	—	—	(13)		—	(13)	—	—	—	(13)
Settlements	(24)	—	—		—	(24)	—	—	—	(24)
Transfers into Level 3	—	—	(8)		—	(8)	—	—	—	(8)
Transfers out of Level 3	—	—	(4)		—	(4)	—	—	—	(4)

Balance at June 30, 2017	$683	$21	$589		$41	$1,334	$(256)	$20	$—	$1,098

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2017	$—	$—	$43		$—	$43	$—	$—	$—	$43

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

								Successor
	Generation						ComEd	PHI		Exelon
Six Months Ended June 30, 2017	NDT Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(a)	Life Insurance Contracts	Eliminated in Consolidation	Total
Balance as of December 31, 2016	$677	$19	$493		$42	$1,231	$(258)	$20	$—	$993
Total realized / unrealized gains (losses)
Included in net income	4	—	(46	)(b)	1	(41)	—	1	—	(40)
Included in noncurrent payables to affiliates	13	—	—		—	13	—	—	(13)	—
Included in payable for Zion Station decommissioning	—	1	—		—	1	—	—	—	1
Included in regulatory assets	—	—	—		—	—	2	—	13	15
Change in collateral	—	—	69		—	69	—	—	—	69
Purchases, sales, issuances and settlements
Purchases	36	1	90		3	130	—	—	—	130
Sales	—	—	(15)		—	(15)	—	—	—	(15)
Issuances	—	—	—		—	—	—	(1)	—	(1)
Settlements	(47)	—	—		—	(47)	—	—	—	(47)
Transfers into Level 3	—	—	(10)		—	(10)	—	—	—	(10)
Transfers out of Level 3	—	—	8		(5)	3	—	—	—	3

Balance as of June 30, 2017	$683	$21	$589		$41	$1,334	$(256)	$20	$—	$1,098

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2017	$2	$—	$102		$1	$105	$—	$1	$—	$106

(a)

Includes $25 million of increases in fair value and an increase for realized losses due to settlements of $1 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2017. Includes $5 million of decreases in fair value and an increase for realized losses due to settlements of $7 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2017.

(b)	Includes a reduction for the reclassification of $46 million and $148 million of realized gains due to the settlement of derivative contracts for the three and six months ended June 30, 2017.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

								Successor
	Generation						ComEd	PHI		Exelon
Three Months Ended June 30, 2016	NDT Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives (a)	Life Insurance Contracts	Eliminated in Consolidation	Total
Balance as of March 31, 2016	$684	$25	$1,047		$36	$1,792	$(265)	$20	$—	$1,547
Total realized / unrealized gains (losses)
Included in net income	4	—	(428	)(b)	—	(424)	—	1	—	(423)
Included in noncurrent payables to affiliates	8	—	—		—	8	—	—	(8)	—
Included in regulatory assets	—	—	—		—	—	44	—	8	52
Change in collateral	—	—	(32)		—	(32)	—	—	—	(32)
Purchases, sales, issuances and settlements
Purchases	85	—	23		1	109	—	—	—	109
Sales	(1)	—	(1)		—	(2)	—	—	—	(2)
Issuances	—	—	—		—	—	—	(1)	—	(1)
Settlements	(65)	—	—		—	(65)	—	—	—	(65)
Transfers into Level 3	—	—	—		—	—	—	—	—	—
Transfers out of Level 3	—	—	—		—	—	—	—	—	—

Balance as of June 30, 2016	$715	$25	$609		$37	$1,386	$(221)	$20	$—	$1,185

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2016	$3	$—	$(264)		$—	$(261)	$—	$1	$—	$(260)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

								Successor
	Generation						ComEd	PHI(c)		Exelon
Six Months Ended June 30, 2016	NDT Fund Investments	Pledged Assets for Zion Station Decommissioning	Mark-to- Market Derivatives		Other Investments	Total Generation	Mark-to- Market Derivatives(a)	Life Insurance Contracts	Eliminated in Consolidation	Total
Balance as of December 31, 2015	$670	$22	$1,051		$33	$1,776	$(247)	$—	$—	$1,529
Included due to merger	—	—	—		—	—	—	20	—	20
Total realized / unrealized gains (losses)
Included in net income	6	—	(434	)(b)	—	(428)	—	1	—	(427)
Included in noncurrent payables to affiliates	12	—	—		—	12	—	—	(12)	—
Included in payable for Zion Station decommissioning	—	2	—		—	2	—	—	—	2
Included in regulatory assets	—	—	—		—	—	26	—	12	38
Change in collateral	—	—	(82)		—	(82)	—	—	—	(82)
Purchases, sales, issuances and settlements
Purchases	119	1	82		4	206	—	—	—	206
Sales	(1)	—	(3)		—	(4)	—	—	—	(4)
Issuances	—	—	—		—	—	—	(1)	—	(1)
Settlements	(91)	—	—		—	(91)	—	—	—	(91)
Transfers into Level 3	—	—	2		—	2	—	—	—	2
Transfers out of Level 3	—	—	(7)		—	(7)	—	—	—	(7)

Balance as of June 30, 2016	$715	$25	$609		$37	$1,386	$(221)	$20	$—	$1,185

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2016	$4	$—	$(45)		$—	$(41)	$—	$1	$—	$(40)

(a)

Includes $40 million of increases in fair value and an increase for realized losses due to settlements of $4 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2016. Includes $15 million of increases in fair value and an increase for realized losses due to settlements of $11 million for the six months ended June 30, 2016.

(b)

Includes a reduction for the reclassification of $164 million and $389 million of realized gains due to the settlement of derivative contracts recorded in results of operations for the three and six months ended June 30, 2016.

(c)

Successor period represents activity from March 24, 2016 through June 30, 2016. See tables below for PHI’s predecessor periods, as well as activity for Pepco for the three and six months ended June 30, 2017 and 2016.

	Predecessor
	January 1, 2016 to March 23, 2016
PHI	Preferred Stock	Life Insurance Contracts
Beginning Balance	$18	$19
Total realized / unrealized gains (losses)
Included in net income	(18)	1

Ending Balance	$—	$20

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities for the period	$—	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Life Insurance Contracts
	Three Months Ended June 30,		Six Months Ended June 30,
Pepco	2017	2016	2017	2016
Beginning balance	$20	$20	$20	$19
Total realized / unrealized gains (losses)
Included in net income	—	1	1	2
Purchases, sales, issuances and settlements
Issuances	—	(1)	(1)	(1)

Ending balance	$20	$20	$20	$20

The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities for the period	$—	$1	$—	$2

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2017 and 2016:

				Successor
	Generation			PHI	Exelon
	Operating Revenues	Purchased Power and Fuel	Other, net(a)	Other, net(a)	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended June 30, 2017	$(51)	$48	$1	$—	$(51)	$48	$1
Total gains (losses) included in net income for the six months ended June 30, 2017	37	(83)	5	1	37	(83)	6
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended June 30, 2017	—	43	—	—	—	43	—
Change in the unrealized gains (losses) relating to assets and liabilities held for the six months ended June 30, 2017	140	(38)	3	1	140	(38)	4

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

				Successor
	Generation			PHI	Exelon
	Operating Revenues	Purchased Power and Fuel	Other, net(a)	Other, net(a)	Operating Revenues	Purchased Power and Fuel	Other, net(a)
Total gains (losses) included in net income for the three months ended June 30, 2016	$(462)	$34	$4	$1	$(462)	$34	$5
Total gains (losses) included in net income for the six months ended June 30, 2016	(413)	(21)	6	1	(413)	(21)	7
Change in the unrealized gains (losses) relating to assets and liabilities held for the three months ended June 30, 2016	(274)	10	3	1	(274)	10	4
Change in the unrealized gains (losses) relating to assets and liabilities held for the six months ended June 30, 2016	(20)	(25)	4	1	(20)	(25)	5

	Predecessor
	PHI	Pepco
	January 1, 2016 to March 23, 2016	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
	Other, net(a)	Other, net(a)
Total gains (losses) included in net income	$(17)	$—	$1	$1	$2
Change in the unrealized gains (losses) relating to assets and liabilities held	1	—	1	1	2

(a)

Other, net activity consists of realized and unrealized gains (losses) included in income for the NDT funds held by Generation, accrued interest on a convertible promissory note at Generation and the life insurance contracts held by PHI and Pepco.

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

As of June 30, 2017, Generation has outstanding commitments to invest in middle market lending, private equity investments and real estate investments of approximately $280 million, $218 million, and $98 million, respectively. These commitments will be funded by Generation’s existing nuclear decommissioning trust funds.

Concentrations of Credit Risk. Generation evaluated its NDT portfolios for the existence of significant concentrations of credit risk as of June 30, 2017. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of June 30, 2017, there were no significant concentrations (generally defined as greater than 10 percent) of risk in Generation’s NDT assets.

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

Mark-to-Market Derivatives (Exelon, Generation, ComEd, PHI and DPL).    Derivative contracts are traded in both exchange-based and non-exchange-based markets. Exchange-based derivatives that are valued using unadjusted quoted prices in active markets are categorized in Level 1 in the fair value hierarchy. Certain derivatives’ pricing is verified using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask, mid-point prices and are obtained from sources that the Registrants believe provide the most liquid market for the commodity. The price quotations are reviewed and corroborated to ensure the prices are observable and representative of an orderly transaction between market participants. This includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. The remainder of derivative contracts are valued using the Black model, an industry standard option valuation model. The Black model takes into account inputs such as contract terms, including maturity, and market parameters, including assumptions of the future prices of energy, interest rates, volatility, credit worthiness and credit spread. For derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs are generally observable. Such instruments are categorized in Level 2. The Registrants’ derivatives are predominantly at liquid trading points. For derivatives that trade in less liquid markets with limited pricing information model inputs generally would include both observable and unobservable inputs. These valuations may include an estimated basis adjustment from an illiquid trading point to a liquid trading point for which active price quotations are available. Such instruments are categorized in Level 3.

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

Additional Information Regarding Level 3 Fair Value Measurements (Exelon, Generation, ComEd, PHI, Pepco, DPL and ACE)

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

For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. Forward commodity price curves are derived by risk management for liquid locations and by the traders and portfolio managers for illiquid locations. All locations are reviewed and verified by risk management considering published exchange transaction prices, executed bilateral transactions, broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the derivatives depends on a number of factors, including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, Generation discounts future cash flows using risk free interest rates with adjustments to reflect the credit quality of each counterparty for assets and Generation’s own credit quality for liabilities. The level of observability of a forward commodity price varies generally due to the delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are more liquid and prices are observable for up to three years in the future. The observability period of volatility is generally shorter than the underlying power curve used in option valuations. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is approximately $2.86 and $0.41 for power and natural gas, respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3.

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

The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(c)	$453	Discounted Cash Flow	Forward power price	$8 — $124
			Forward gas price	$1.92 — $9.37
		Option Model	Volatility percentage	11% — 253%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(c)	$6	Discounted Cash Flow	Forward power price	$11 — $73

Mark-to-market derivatives (Exelon and ComEd)	$(256)	Discounted Cash Flow	Forward heat rate(b)	9x — 10x
			Marketability reserve	3% — 8%
			Renewable factor	89% — 121%

(a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
(b)

Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates. The natural gas curve is extrapolated beyond its observable period to the end of the contract’s delivery.

(c)	The fair values do not include cash collateral posted on level three positions of $130 million as of June 30, 2017.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Type of trade	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Range
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(c)	$435	Discounted Cash Flow	Forward power price	$11 — $130
			Forward gas price	$1.72 — $9.2
		Option Model	Volatility percentage	8% — 173%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(c)	$(3)	Discounted Cash Flow	Forward power price	$19 — $79

Mark-to-market derivatives (Exelon and ComEd)	$(258)	Discounted Cash Flow	Forward heat rate(b)	8x — 9x
			Marketability reserve	3% — 8%
			Renewable factor	89% — 121%

(a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.
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

Nuclear Decommissioning Trust Fund Investments and Pledged Assets for Zion Station Decommissioning (Exelon and Generation). For middle market lending and certain corporate debt securities investments, the fair value is determined using a combination of valuation models including cost models, market models and income models. The valuation estimates are based on discounting the forecasted cash flows, market-based comparable data, credit and liquidity factors, as well as other factors that may impact value. Significant judgment is required in the application of discounts or premiums applied for factors such as size, marketability, credit risk and relative performance.

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

Commodity Price Risk (All Registrants)

To the extent the amount of energy Generation produces differs from the amount of energy it has contracted to sell, Exelon and Generation are exposed to market fluctuations in the prices of electricity, fossil fuels, and other commodities. Each of the Registrants employ established policies and procedures to manage their risks associated with market fluctuations in commodity prices by entering into physical and financial derivative contracts, including swaps, futures, forwards, options, and short-term and long-term commitments to purchase and sell energy and energy-related products. The Registrants believe these instruments, which are classified as either economic hedges or non-derivatives, mitigate exposure to fluctuations in commodity prices.

Derivative accounting guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include normal purchase normal sale (NPNS), cash flow hedge, and fair value hedge. For Generation, all derivative economic hedges related to commodities are recorded at fair value through earnings for the combined company, referred to as economic hedges in the following tables. The Registrants have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements, and natural gas supply agreements. Generation has also entered into bilateral long-term contractual obligations for sales of energy to load-serving entities, including electric utilities, municipalities, electric cooperatives, and retail load aggregators, as well as contractual obligations to deliver energy to market participants who primarily focus on the resale of energy products for delivery. These non-derivative contracts are accounted for primarily under the accrual method of accounting. Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities.

Economic Hedging.    The Registrants are exposed to commodity price risk primarily relating to changes in the market price of electricity, fossil fuels, and other commodities associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather conditions, governmental regulatory and environmental policies, and other factors. Within Exelon, Generation has the most exposure to commodity price risk. As such, Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power and gas sales, fuel and energy

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

purchases, natural gas transportation and pipeline capacity agreements, and other energy-related products marketed and purchased. In order to manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from forecasted sales of energy and gas and purchases of fuel and energy. The objectives for entering into such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return on electric generation operations, fixing the price of a portion of anticipated fuel purchases for the operation of power plants, and fixing the price for a portion of anticipated energy purchases to supply load-serving customers. The portion of forecasted transactions hedged may vary based upon management’s policies and hedging objectives, the market, weather conditions, operational and other factors. Generation is also exposed to differences between the locational settlement prices of certain economic hedges and the hedged generating units. This price difference is actively managed through other instruments which include derivative congestion products, whose changes in fair value are recognized in earnings each period, and auction revenue rights, which are accounted for on an accrual basis.

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of June 30, 2017, the percentage of expected generation hedged for the major reportable segments is 96%-99%, 71%-74%, and 39%-42% for 2017, 2018, and 2019, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted generating facilities based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products, and options. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including Generation’s sales to ComEd, PECO, and BGE to serve their retail load.

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

PECO’s natural gas procurement policy is designed to achieve a reasonable balance of long-term and short-term gas purchases under different pricing approaches in order to achieve system supply reliability at the least cost. PECO’s reliability strategy is two-fold. First, PECO must assure that there is sufficient transportation capacity to satisfy delivery requirements. Second, PECO must ensure that a firm source of supply exists to utilize the capacity resources. All of PECO’s natural gas supply and asset management agreements that are derivatives

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

either qualify for the NPNS scope exception and have been designated as such, or have no mark-to-market balances because the derivatives are index priced. Additionally, in accordance with the 2016 PAPUC PGC settlement and to reduce the exposure of PECO and its customers to natural gas price volatility, PECO has continued its program to purchase natural gas for both winter and summer supplies using a layered approach of locking-in prices ahead of each season with long-term gas purchase agreements (those with primary terms of at least twelve months). Under the terms of the 2016 PGC settlement, PECO is required to lock in (i.e. economically hedge) the price of a minimum volume of its long-term gas commodity purchases. PECO’s gas-hedging program is designed to cover about 20% of planned natural gas purchases in support of projected firm sales. The hedging program for natural gas procurement has no direct impact on PECO’s financial position or results of operations as natural gas costs are fully recovered from customers under the PGC.

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

Proprietary Trading.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading activities, which included settled physical sales volumes of 2,312 GWhs and 4,162 GWhs for the three and six months ended June 30, 2017, respectively, and 1,289 GWhs and 2,509 GWhs and for the three and six months June 30, 2016, respectively, are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s revenue from energy marketing activities. ComEd, PECO, BGE, PHI, Pepco, DPL and ACE do not enter into derivatives for proprietary trading purposes.

Interest Rate and Foreign Exchange Risk (Exelon, Generation, ComEd, PECO, BGE and PHI)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At June 30, 2017, Exelon had $800 million of notional amounts of fixed-to-floating hedges outstanding, and Exelon and Generation had $492 million of notional amounts of floating-to-fixed hedges outstanding. Assuming the interest rate hedges are 100% effective, a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in an approximately $3 million decrease in Exelon Consolidated pre-tax income for the six months ended June 30, 2017. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. Below is a summary of the interest rate and foreign exchange hedge balances as of June 30, 2017:

	Generation					Exelon Corporate	Exelon
Description	Derivatives Designated as Hedging Instruments	Economic Hedges	Proprietary Trading(a)	Collateral and Netting(b)	Subtotal	Derivatives Designated as Hedging Instruments	Total
Mark-to-market derivative assets (current assets)	$—	$14	$3	$(11)	$6	$—	$6
Mark-to-market derivative assets (noncurrent assets)	—	3	1	(2)	2	11	13

Total mark-to-market derivative assets	—	17	4	(13)	8	11	19

Mark-to-market derivative liabilities (current liabilities)	—	(17)	(4)	11	(10)	—	(10)
Mark-to-market derivative liabilities (noncurrent liabilities)	—	(3)	—	2	(1)	—	(1)

Total mark-to-market derivative liabilities	—	(20)	(4)	13	(11)	—	(11)

Total mark-to-market derivative net assets (liabilities)	$—	$(3)	$—	$—	$(3)	$11	$8

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

	Income Statement Location	Three Months Ended June 30,
		2017	2016	2017	2016
		Gain (loss) on Swaps		Gain (loss) on Borrowings
Exelon	Interest expense	$1	$5	$2	$(1)

	Income Statement Location	Six Months Ended June 30,
		2017	2016	2017	2016
		Gain (loss) on Swaps		Gain (loss) on Borrowings

Exelon	Interest expense	$(4)	$22	$10	$(16)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

At June 30, 2017, Exelon had total outstanding fixed-to-floating fair value hedges related to interest rate swaps of $800 million, with a derivative asset of $11 million. At December 31, 2016, Exelon had total outstanding fixed-to-floating fair value hedges related to interest rate swaps of $800 million, with a derivative asset of $16 million. During the three and six months ended June 30, 2017 and 2016, the impact on the results of operations as a result of ineffectiveness from fair value hedges was a $3 million gain, a $7 million gain, a $4 million gain, and a $6 million gain, respectively.

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

During the first quarter of 2014, EGR, a subsidiary of Generation, entered into floating-to-fixed interest rate swaps to manage a portion of its interest rate exposure in connection with its long-term borrowings. The swaps were de-designated as cash flow hedges and, during the second quarter of 2017, upon termination of the debt, Generation terminated the swaps. The total notional amount of the swaps was $164 million. No gain or loss was recognized as a result of the termination of the swaps. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

During the three and six months ended June 30, 2017 and 2016, the impact on the results of operations as a result of ineffectiveness from cash flow hedges in continuing designated hedge relationships was immaterial.

Economic Hedges.    During the third quarter of 2014, EGTP, a subsidiary of Generation, entered into a floating-to-fixed interest rate swap to manage a portion of its interest rate exposure in connection with the long-term borrowing. See Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K for additional information regarding the financing. The swaps have a notional amount of $492 million as of June 30, 2017 and expire in 2019. The swap was designated as a cash flow hedge in the fourth quarter of 2014. During the first quarter of 2017, the swap was de-designated. At June 30, 2017, the subsidiary had a $8 million derivative liability related to the swap.

During the third quarter of 2011, Sacramento PV Energy, a subsidiary of Generation entered into floating-to-fixed interest rate swaps to manage a portion of its interest rate exposure in connection with the long-term borrowings. See Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K for additional information regarding the financing. During the first quarter of 2016, upon the termination of debt, Generation terminated the swaps. The total notional amount of the swaps was $25 million. No gain or loss was recognized as a result of the termination of the swaps.

During the third quarter of 2012, Constellation Solar Horizons, a subsidiary of Generation, entered into a floating-to-fixed interest rate swap to manage a portion of its interest rate exposure in connection with the long-

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

term borrowings. See Note 14 — Debt and Credit Agreements of the Exelon 2016 Form 10-K for additional information regarding the financing. During the first quarter of 2016, upon the termination of debt, Generation terminated the swap. The total notional amount of the swap was $24 million. No gain or loss was recognized as a result of the termination of the swap.

At June 30, 2017, Generation had immaterial notional amounts of interest rate derivative contracts to economically hedge risk associated with the interest rate component of commodity positions and $103 million in notional amounts of foreign currency exchange rate swaps that are marked-to-market to manage the exposure associated with international purchases of commodities in currencies other than U.S. dollars.

Fair Value Measurement and Accounting for the Offsetting of Amounts Related to Certain Contracts (Exelon, Generation, ComEd, PECO, BGE, PHI and DPL)

Fair value accounting guidance and disclosures about offsetting assets and liabilities requires the fair value of derivative instruments to be shown in the Notes to the Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to legally enforceable master netting agreements and qualify for net presentation in the Consolidated Balance Sheet. A master netting agreement is an agreement between two counterparties that may have derivative and non-derivative contracts with each other providing for the net settlement of all referencing contracts via one payment stream, which takes place as the contracts deliver, when collateral is requested or in the event of default. Generation’s use of cash collateral is generally unrestricted, unless Generation is downgraded below investment grade (i.e., to BB+ or Ba1). In the table below, Generation’s energy related economic hedges and proprietary trading derivatives are shown gross. The impact of the netting of fair value balances with the same counterparty that are subject to legally enforceable master netting agreements, as well as netting of cash collateral, including margin on exchange positions, is aggregated in the collateral and netting column. As of June 30, 2017 and December 31, 2016, $2 million and $8 million of cash collateral held, respectively, was not offset against derivative positions because such collateral was not associated with any energy-related derivatives, were associated with accrual positions, or as of the balance sheet date there were no positions to offset. Excluded from the tables below are economic hedges that qualify for the NPNS scope exception and other non-derivative contracts that are accounted for under the accrual method of accounting.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of June 30, 2017:

									Successor
	Generation				ComEd	DPL			PHI	Exelon
Derivatives	Economic Hedges	Proprietary Trading	Collateral and Netting(a) (e)	Subtotal(b)	Economic Hedges(c)	Economic Hedges(d)	Collateral and Netting(a)	Subtotal	Subtotal	Total Derivatives
Mark-to-market derivative assets (current assets)	$3,198	$58	$(2,429)	$827	$—	$—	$—	$—	$—	$827
Mark-to-market derivative assets (noncurrent assets)	1,736	23	(1,308)	451	—	—	—	—	—	451

Total mark-to-market derivative assets	4,934	81	(3,737)	1,278	—	—	—	—	—	1,278

Mark-to-market derivative liabilities (current liabilities)	(2,895)	(52)	2,732	(215)	(19)	—	—	—	—	(234)
Mark-to-market derivative liabilities (noncurrent liabilities)	(1,644)	(25)	1,490	(179)	(237)	—	—	—	—	(416)

Total mark-to-market derivative liabilities	(4,539)	(77)	4,222	(394)	(256)	—	—	—	—	(650)

Total mark-to-market derivative net assets (liabilities)	$395	$4	$485	$884	$(256)	$—	$—	$—	$—	$628

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

(b)

Current and noncurrent assets are shown net of collateral of $149 million and $74 million, respectively, and current and noncurrent liabilities are shown net of collateral of $155 million and $107 million, respectively. The total cash collateral posted, net of cash collateral received and offset against mark-to-market assets and liabilities was $485 million at June 30, 2017.

(c)	Includes current and noncurrent liabilities relating to floating-to-fixed energy swap contracts with unaffiliated suppliers.
(d)	Represents natural gas futures purchased by DPL as part of a natural gas hedging program approved by the DPSC.
(e)	Of the collateral posted/(received), $84 million represents variation margin on the exchanges.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by the Registrants as of December 31, 2016:

									Successor
	Generation				ComEd	DPL			PHI	Exelon
Description	Economic Hedges	Proprietary Trading	Collateral and Netting(a) (e)	Subtotal(b)	Economic Hedges(c)	Economic Hedges(d)	Collateral and Netting(a)	Subtotal	Subtotal	Total Derivatives
Mark-to-market derivative assets (current assets)	$3,623	$55	$(2,769)	$909	$—	$2	$(2)	$—	$—	$909
Mark-to-market derivative assets (noncurrent assets)	1,467	21	(1,016)	472	—	—	—	—	—	472

Total mark-to-market derivative assets	5,090	76	(3,785)	1,381	—	2	(2)	—	—	1,381

Mark-to-market derivative liabilities (current liabilities)	(3,165)	(54)	2,964	(255)	(19)	—	—	—	—	(274)
Mark-to-market derivative liabilities (noncurrent liabilities)	(1,274)	(25)	1,150	(149)	(239)	—	—	—	—	(388)

Total mark-to-market derivative liabilities	(4,439)	(79)	4,114	(404)	(258)	—	—	—	—	(662)

Total mark-to-market derivative net assets (liabilities)	$651	$(3)	$329	$977	$(258)	$2	$(2)	$—	$—	$719

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Cash Flow Hedges (Exelon and Generation).    The tables below provide the activity of OCI related to cash flow hedges for the six months ended June 30, 2017 and 2016, containing information about the changes in the fair value of cash flow hedges and the reclassification from Accumulated OCI into results of operations. The amounts reclassified from OCI, when combined with the impacts of the hedged transactions, result in the ultimate recognition of net revenues or expenses at the contractual price.

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation	Exelon
Three Months Ended June 30, 2017		Total Cash Flow Hedges	Total Cash Flow Hedges
Accumulated OCI derivative loss at March 31, 2017		$(13)	$(11)
Effective portion of changes in fair value		(1)	(1)

Accumulated OCI derivative loss at June 30, 2017		$(14)	$(12)

		Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation	Exelon
Six Months Ended June 30, 2017	Income Statement Location	Total Cash Flow Hedges	Total Cash Flow Hedges
Accumulated OCI derivative loss at December 31, 2016		$(19)	$(17)
Effective portion of changes in fair value		1	1
Reclassifications from AOCI to net income	Interest Expense	4 (a)	4 (a)

Accumulated OCI derivative loss at June 30, 2017		$(14)	$(12)

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation	Exelon
Three Months Ended June 30, 2016		Total Cash Flow Hedges	Total Cash Flow Hedges
Accumulated OCI derivative loss at March 31, 2016		$(26)	$(26)
Reclassifications from AOCI to net income	Interest Expense	1	—

Accumulated OCI derivative loss at June 30, 2016		$(25)	$(26)

	Income Statement Location	Total Cash Flow Hedge OCI Activity, Net of Income Tax
		Generation	Exelon
Six Months Ended June 30, 2016		Total Cash Flow Hedges	Total Cash Flow Hedges
Accumulated OCI derivative loss at December 31, 2015		$(21)	$(19)
Effective portion of changes in fair value		(7)	(10)
Reclassifications from AOCI to net income	Interest Expense	3 (b)	3 (b)

Accumulated OCI derivative loss at June 30, 2016		$(25)	$(26)

(a)	Amount is net of related income tax expense of $3 million for the six months ended June 30, 2017.
(b)	Amount is net of related income tax expense of $2 million for the six months ended June 30, 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Economic Hedges (Exelon and Generation).    These instruments represent hedges that economically mitigate exposure to fluctuations in commodity prices and include financial options, futures, swaps, physical forward sales and purchases, but for which the fair value or cash flow hedge elections were not made. Additionally, Generation enters into interest rate derivative contracts and foreign exchange currency swaps (“treasury”) to manage the exposure related to the interest rate component of commodity positions and international purchases of commodities in currencies other than U.S. Dollars. For the three and six months ended June 30, 2017 and 2016, the following net pre-tax mark-to-market gains (losses) of certain purchase and sale contracts were reported in Operating revenues or Purchased power and fuel expense, or Interest expense at Exelon and Generation in the Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized” generally represents the recognized change in fair value that was reclassified from unrealized to realized when the transaction to which the derivative relates occurs.

	Generation			Exelon
Three Months Ended June 30, 2017	Operating Revenues	Purchased Power and Fuel	Total	Total
Change in fair value of commodity positions	$(100)	$(62)	$(162)	$(162)
Reclassification to realized at settlement of commodity positions	(41)	21	(20)	(20)

Net commodity mark-to-market gains (losses)	(141)	(41)	(182)	(182)

Change in fair value of treasury positions	(2)	—	(2)	(2)
Reclassification to realized at settlement of treasury positions	—	—	—	—

Net treasury mark-to-market gains (losses)	(2)	—	(2)	(2)

Net mark-to-market gains (losses)	$(143)	$(41)	$(184)	$(184)

	Generation			Exelon
Six Months Ended June 30, 2017	Operating Revenues	Purchased Power and Fuel	Total	Total
Change in fair value of commodity positions	$(9)	$(197)	$(206)	$(206)
Reclassification to realized of commodity positions	(87)	63	(24)	(24)

Net commodity mark-to-market gains (losses)	(96)	(134)	(230)	(230)

Change in fair value of treasury positions	(1)	—	(1)	(1)
Reclassification to realized of treasury positions	(2)	—	(2)	(2)

Net treasury mark-to-market gains (losses)	(3)	—	(3)	(3)

Net mark-to-market gains (losses)	$(99)	$(134)	$(233)	$(233)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Generation			Exelon
Three Months Ended June 30, 2016	Operating Revenues	Purchased Power and Fuel	Total	Total
Change in fair value of commodity positions	$(432)	$235	$(197)	$(197)
Reclassification to realized at settlement of commodity positions	(181)	76	(105)	(105)

Net commodity mark-to-market gains (losses)	(613)	311	(302)	(302)

Change in fair value of treasury positions	1	—	1	1
Reclassification to realized at settlement of treasury positions	(3)	—	(3)	(3)

Net treasury mark-to-market gains (losses)	(2)	—	(2)	(2)

Net mark-to-market gains (losses)	$(615)	$311	$(304)	$(304)

	Generation			Exelon
Six Months Ended June 30, 2016	Operating Revenues	Purchased Power and Fuel	Total	Total
Change in fair value of commodity positions	$(153)	$109	$(44)	$(44)
Reclassification to realized of commodity positions	(392)	243	(149)	(149)

Net commodity mark-to-market gains (losses)	(545)	352	(193)	(193)

Change in fair value of treasury positions	(4)	—	(4)	(4)
Reclassification to realized of treasury positions	(4)	—	(4)	(4)

Net treasury mark-to-market gains (losses)	(8)	—	(8)	(8)

Net mark-to-market gains (losses)	$(553)	$352	$(201)	$(201)

Proprietary Trading Activities (Exelon and Generation).    For the three and six months ended June 30, 2017 and 2016, Exelon and Generation recognized the following net unrealized mark-to-market gains (losses), net realized mark-to-market gains (losses) and total net mark-to-market gains (losses) before income taxes relating to mark-to-market activity on commodity derivative instruments entered into for proprietary trading purposes and interest rate and foreign exchange derivative contracts to hedge risk associated with the interest rate and foreign exchange components of underlying commodity positions. Gains and losses associated with proprietary trading are reported as operating revenues in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in “Net fair value changes related to derivatives” in Exelon’s and Generation’s Consolidated Statements of Cash Flows. In the tables below, “Change in fair value” represents the change in fair value of the derivative contracts held at the reporting date. The “Reclassification to realized” represents the recognized change in fair value that was reclassified to realized due to settlement of the derivative during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in fair value of commodity positions	$6	$5	$6	$14
Reclassification to realized of commodity positions	(6)	(5)	(7)	(11)

Net commodity mark-to-market gains (losses)	—	—	(1)	3

Change in fair value of treasury positions	—	—	(1)	(2)
Reclassification to realized of treasury positions	—	(1)	—	1

Net treasury mark-to-market gains (losses)	—	(1)	(1)	(1)

Total net mark-to-market gains (losses)	$—	$(1)	$(2)	$2

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

The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2017. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below exclude credit risk exposure from individual retail counterparties, Nuclear fuel procurement contracts and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX and Nodal commodity exchanges. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO, BGE, Pepco, DPL and ACE of $23 million, $27 million, $21 million, $41 million, $12 million, and $6 million as of June 30, 2017, respectively.

Rating as of June 30, 2017	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$878	$14	$864	1	$299
Non-investment grade	47	1	46	—	—
No external ratings
Internally rated — investment grade	327	—	327	—	—
Internally rated — non-investment grade	123	14	109	—	—

Total	$1,375	$29	$1,346	1	$299

Net Credit Exposure by Type of Counterparty	As of June 30, 2017
Financial institutions	$89
Investor-owned utilities, marketers, power producers	563
Energy cooperatives and municipalities	560
Other	134

Total	$1,346

(a)

As of June 30, 2017, credit collateral held from counterparties where Generation had credit exposure included $19 million of cash and $10 million of letters of credit. The credit collateral does not include non-liquid collateral.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

ComEd’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The credit position is based on forward market prices compared to the benchmark prices. The benchmark prices are the forward prices of energy projected through the contract term and are set at the point of supplier bid submittals. If the forward market price of energy exceeds the benchmark price, the suppliers are required to post collateral for the secured credit portion after adjusting for any unpaid deliveries and unsecured credit allowed under the contract. The unsecured credit used by the suppliers represents ComEd’s net credit exposure. As of June 30, 2017, ComEd’s net credit exposure to suppliers was approximately $1 million.

ComEd is permitted to recover its costs of procuring energy through the Illinois Settlement Legislation. ComEd’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information.

PECO’s supplier master agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents PECO’s net credit exposure. As of June 30, 2017, PECO had no material net credit exposure to suppliers.

PECO is permitted to recover its costs of procuring electric supply through its PAPUC-approved DSP Program. PECO’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 5 — Regulatory Matters for additional information.

PECO’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the PAPUC. PECO’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the PGC, which allows PECO to adjust rates quarterly to reflect realized natural gas prices. PECO does not obtain collateral from suppliers under its natural gas supply and asset management agreements. As of June 30, 2017, PECO had no material credit exposure under its natural gas supply and asset management agreements with investment grade suppliers.

BGE is permitted to recover its costs of procuring energy through the MDPSC-approved procurement tariffs. BGE’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information.

BGE’s full requirement wholesale electric power agreements that govern the terms of its electric supply procurement contracts, which define a supplier’s performance assurance requirements, allow a supplier, or its guarantor, to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth, subject to an unsecured credit cap. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents BGE’s net credit exposure. The seller’s credit exposure is calculated each business day. As of June 30, 2017, BGE had no net credit exposure to suppliers.

BGE’s regulated gas business is exposed to market-price risk. This market-price risk is mitigated by BGE’s recovery of its costs to procure natural gas through a gas cost adjustment clause approved by the MDPSC. BGE

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

does make off-system sales after BGE has satisfied its customers’ demands, which are not covered by the gas cost adjustment clause. At June 30, 2017, BGE had credit exposure of less than $1 million related to off-system sales which is mitigated by parental guarantees, letters of credit or right to offset clauses within other contracts with those third-party suppliers.

Pepco’s, DPL’s and ACE’s power procurement contracts provide suppliers with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s lowest credit rating from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day a transaction is executed, compared to the current forward price curve for energy. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. The unsecured credit used by the suppliers represents Pepco’s, DPL’s and ACE’s net credit exposure. As of June 30, 2017, Pepco’s, DPL’s and ACE’s net credit exposures to suppliers were immaterial.

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

DPL’s natural gas procurement plan is reviewed and approved annually on a prospective basis by the DPSC. DPL’s counterparty credit risk under its natural gas supply and asset management agreements is mitigated by its ability to recover its natural gas costs through the GCR, which allows DPL to adjust rates annually to reflect realized natural gas prices. To the extent that the fair value of the transactions in a net loss position exceeds the unsecured credit threshold, then collateral is required to be posted in an amount equal to the amount by which the unsecured credit threshold is exceeded. Exchange-traded contracts are required to be fully collateralized without regard to the credit rating of the holder. As of June 30, 2017, DPL had no credit exposure under its natural gas supply and asset management agreements with investment grade suppliers.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The aggregate fair value of all derivative instruments with credit-risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Feature	June 30, 2017	December 31, 2016
Gross Fair Value of Derivative Contracts Containing this Feature(a)	$(942)	$(960)
Offsetting Fair Value of In-the-Money Contracts Under Master Netting Arrangements(b)	601	627

Net Fair Value of Derivative Contracts Containing This Feature(c)	$(341)	$(333)

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk related contingent features ignoring the effects of master netting agreements.
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

Generation had cash collateral posted of $517 million and letters of credit posted of $278 million and cash collateral held of $34 million and letters of credit held of $21 million as of June 30, 2017 for external counterparties with derivative positions. Generation had cash collateral posted of $347 million and letters of credit posted of $284 million and cash collateral held of $24 million and letters of credit held of $28 million at December 31, 2016 for external counterparties with derivative positions. In the event of a credit downgrade below investment grade (i.e., to BB+ by S&P or Ba1 by Moody’s), Generation would have been required to post additional collateral of $1.8 billion and $1.9 billion as of June 30, 2017 and December 31, 2016, respectively. These amounts represent the potential additional collateral required after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

Generation’s and Exelon’s interest rate swaps contain provisions that, in the event of a merger, if Generation’s debt ratings were to materially weaken, it would be in violation of these provisions, resulting in the ability of the counterparty to terminate the agreement prior to maturity. Collateralization would not be required under any circumstance. Termination of the agreement could result in a settlement payment by Exelon or the counterparty on any interest rate swap in a net liability position. The settlement amount would be equal to the fair value of the swap on the termination date. As of June 30, 2017, Generation’s swaps were in a liability position with a fair value of $3 million and Exelon’s swaps were in an asset position, with a fair value of $8 million.

See Note 26 — Segment Information of the Exelon 2016 Form 10-K for further information regarding the letters of credit supporting the cash collateral.

Generation entered into supply forward contracts with certain utilities, including PECO and BGE, with one-sided collateral postings only from Generation. If market prices fall below the benchmark price levels in these contracts, the utilities are not required to post collateral. However, when market prices rise above the benchmark price levels, counterparty suppliers, including Generation, are required to post collateral once certain unsecured credit limits are exceeded. Under the terms of ComEd’s standard block energy contracts, collateral postings are one-sided from suppliers, including Generation, should exposures between market prices and benchmark prices exceed established unsecured credit limits outlined in the contracts. As of June 30, 2017, ComEd held approximately $13 million in collateral from suppliers in association with energy procurement contracts. Under the terms of ComEd’s annual renewable energy contracts, collateral postings are required to cover a fixed value

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

for RECs only. In addition, under the terms of ComEd’s long-term renewable energy contracts, collateral postings are required from suppliers for both RECs and energy. The REC portion is a fixed value and the energy portion is one-sided from suppliers should the forward market prices exceed contract prices. As of June 30, 2017, ComEd held approximately $19 million in the form of cash and letters of credit as margin for both the annual and long-term REC obligations. If ComEd lost its investment grade credit rating as of June 30, 2017, it would have been required to post approximately $12 million of collateral to its counterparties. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information.

PECO’s natural gas procurement contracts contain provisions that could require PECO to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PECO’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of June 30, 2017, PECO was not required to post collateral for any of these agreements. If PECO lost its investment grade credit rating as of June 30, 2017, PECO could have been required to post approximately $21 million of collateral to its counterparties.

PECO’s supplier master agreements that govern the terms of its DSP Program contracts do not contain provisions that would require PECO to post collateral.

BGE’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require BGE to post collateral.

BGE’s natural gas procurement contracts contain provisions that could require BGE to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon BGE’s credit rating from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of June 30, 2017, BGE was not required to post collateral for any of these agreements. If BGE lost its investment grade credit rating as of June 30, 2017, BGE could have been required to post approximately $36 million of collateral to its counterparties.

Pepco’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require Pepco to post collateral.

DPL’s full requirements wholesale power agreements that govern the terms of its electric supply procurement contracts do not contain provisions that would require DPL to post collateral.

DPL’s natural gas procurement contracts contain provisions that could require DPL to post collateral. To the extent that the fair value of the natural gas derivative transaction in a net loss position exceeds the unsecured credit threshold, then collateral is required to be posted in an amount equal to the amount by which the unsecured credit threshold is exceeded. The DPL obligations are standalone, without the guaranty of PHI. If DPL lost its investment grade credit rating as of June 30, 2017, DPL could have been required to post an additional amount of approximately $10 million of collateral to its natural gas counterparties.

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

Commercial Paper

The Registrants had the following amounts of commercial paper borrowings outstanding as of June 30, 2017 and December 31, 2016:

Commercial Paper Borrowings	June 30, 2017	December 31, 2016
Exelon Corporate	$—	$—
Generation	569	620
ComEd	389	—
BGE	85	45
Pepco	—	23
DPL	25	—
ACE	42	—

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

On May 26, 2016, Exelon Corporate, Generation, ComEd, PECO and BGE entered into amendments to each of their respective syndicated revolving credit facilities, which extended the maturity of each of the facilities to May 26, 2021. Exelon Corporate also increased the size of its facility from $500 million to $600 million. On May 26, 2016, PHI, Pepco, DPL and ACE entered into an amendment to their Second Amended and Restated Credit Agreement dated as of August 1, 2011, which (i) extended the maturity date of the facility to May 26, 2021, (ii) removed PHI as a borrower under the facility, (iii) decreased the size of the facility from $1.5 billion to $900 million and (iv) converted its financial covenant from a debt to capitalization leverage ratio to an interest coverage ratio. On May 26, 2017, each of the Registrants’ respective syndicated revolving credit facilities had their maturity dates extended to May 26, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Long-Term Debt

Issuance of Long-Term Debt

During the six months ended June 30, 2017, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds

Exelon	Junior Subordinated Notes (a)	3.50%	June 1, 2022	$1,150	Refinance Exelon’s Junior Subordinated Notes issued in June 2014.

Generation	Albany Green Energy Project Financing	LIBOR + 1.25%	November 17, 2017	$13	Albany Green Energy biomass generation development.

Generation	Energy Efficiency Project Financing	3.90%	February 1, 2018	$12	Funding to install energy conservation measures for the Naval Station Great Lakes project.

Generation	Energy Efficiency Project Financing	2.61%	September 30, 2018	$6	Funding to install energy conservation measures for the Pensacola project.

Generation	Energy Efficiency Project Financing	3.53%	April 1, 2019	$8	Funding to install energy conservation measures for the State Department project.

Generation	Energy Efficiency Project Financing	3.72%	May 1, 2018	$3	Funding to install energy conservation measures for the Smithsonian Zoo project.

Generation	Senior Notes	2.95%	January 15, 2020	$250	Repay outstanding commercial paper obligations and for general corporate purposes.

Generation	Senior Notes	3.40%	March 15, 2022	$500	Repay outstanding commercial paper obligations and for general corporate purposes.

Generation	ExGen Texas Power Nonrecourse Debt	LIBOR + 4.75%	September 18, 2021	$6	Funding for general corporate purposes.

Pepco	Energy Efficiency Project Financing	3.30%	December 15, 2017	$1	Funding to install energy conservation measures for the DOE Germantown project.

Pepco	First Mortgage Bonds	4.15%	March 15, 2043	$200	Funding to repay outstanding commercial paper and for general corporate purposes.

(a)	See the Junior Subordinated Notes discussion below for further information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

EGTP Nonrecourse Debt

In September 2014, EGTP, an indirect subsidiary of Exelon and Generation, issued $675 million aggregate principal amount of a nonrecourse senior secured term loan. The net proceeds were distributed to Generation for general business purposes. The loan is scheduled to mature on September 18, 2021. The term loan bears interest at a variable rate equal to LIBOR plus 4.75%, subject to a 1% LIBOR floor with interest payable quarterly. As of June 30, 2017, $662 million was outstanding. As part of the agreement, a revolving credit facility was established for the amount of $20 million available through, and scheduled to mature on September 18, 2019. In addition to the financing, EGTP entered into various interest rate swaps with an initial notional amount of approximately $505 million at an interest rate of 2.34% to hedge a portion of the interest rate exposure in connection with this financing, as required by the debt covenants. See Note 9 — Derivative Financial Instruments for additional information regarding interest rate swaps.

On May 2, 2017, EGTP entered into a consent agreement with its lenders, which resulted in the outstanding debt balance being classified as Long-term debt due within one year on Exelon’s and Generation’s Consolidated Balance Sheets. See Note 4 — Mergers, Acquisitions and Dispositions and Note 6 — Impairment of Long-Lived Assets for more information.

Junior Subordinated Notes

In June 2014, Exelon issued $1.15 billion of junior subordinated notes in the form of 23 million equity units at a stated amount of $50.00 per unit. Each equity unit represented an undivided beneficial ownership interest in Exelon’s $1.15 billion of 2.50% junior subordinated notes due in 2024 (“2024 notes”) and a forward equity purchase contract. As contemplated in the June 2014 equity unit structure, in April 2017, Exelon completed the remarketing of the 2024 notes into $1.15 billion of 3.497% junior subordinated notes due in 2022 (“Remarketing”). Exelon conducted the Remarketing on behalf of the holders of equity units and did not directly receive any proceeds therefrom. Instead, the former holders of the 2024 notes used debt remarketing proceeds towards settling the forward equity purchase contract with Exelon on June 1, 2017. Exelon issued approximately 33 million shares of common stock from treasury stock and received $1.15 billion upon settlement of the forward equity purchase contract. When reissuing treasury stock Exelon uses the average price paid to repurchase shares to calculate a gain or loss on issuance and records gains or losses directly to retained earnings. A loss on reissuance of treasury shares of $1.05 billion was recorded to retained earnings as of June 30, 2017. See Note 16 — Earnings Per Share and Equity for further information on the issuance of common stock.

BGE Redemption of Trust Preferred Securities

On August 1, 2017, BGE announced that it intends to redeem all of the outstanding shares of BGE Capital Trust II 6.20% Preferred Securities, which totaled $258 million at June 30, 2017. The securities will be redeemed on August 28, 2017, pursuant to the optional redemption provisions of the Indenture under which the securities were issued. The redemption will be made to stockholders of record as of the close of business on August 25, 2017. The redemption price per share is $25.19, which equals the stated value per share plus accrued and unpaid dividends to, but excluding, the redemption date. No dividends on the Securities being redeemed will accrue on or after the redemption date, nor will any interest accrue on amounts held to pay the redemption price.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

11.    Income Taxes (All Registrants)

The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

	Three Months Ended June 30, 2017
									Successor
	Exelon(a)	Generation(b)	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(2,745.7)	5.6	5.8	(0.6)	5.0	3.2	4.6	5.6	4.3
Qualified nuclear decommissioning trust fund income	3,156.6	(6.3)	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(528.7)	0.9	(0.2)	(0.1)	(0.2)	(0.1)	(0.1)	(0.4)	(0.1)
Plant basis differences	(2,764.4)	—	(0.2)	(16.0)	(0.3)	(6.2)	(1.7)	(3.3)	(4.8)
Production tax credits and other credits	(1,035.7)	2.0	—	—	—	—	—	—	—
Noncontrolling interests	84.7	(0.2)	—	—	—	—	—	—	—
Like-kind exchange(c)	(5,362.4)	—	5.9	—	—	—	—	—	—
Other	1,960.6	1.1	0.5	0.2	1.3	(0.2)	0.9	(3.6)	0.9

Effective income tax rate	(7,200.0)%	38.1%	46.8%	18.5%	40.8%	31.7%	38.7%	33.3%	35.3%

	Three Months Ended June 30, 2016
									Successor
	Exelon	Generation(d)	ComEd	PECO	BGE(e)	Pepco	DPL	ACE	PHI
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.3	(116.7)	4.8	0.3	2.0	3.5	4.8	5.9	6.1
Qualified nuclear decommissioning trust fund income	5.7	591.2	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(1.8)	(157.8)	(0.2)	(0.1)	(0.4)	(0.1)	(0.6)	(1.6)	(0.3)
Plant basis differences(f)	(6.9)	—	(0.4)	(11.3)	(20.6)	(5.7)	(3.5)	(7.1)	(7.0)
Production tax credits and other credits	(5.8)	(603.0)	—	—	—	—	—	—	—
Noncontrolling interest	0.9	94.4	—	—	—	—	—	—	—
Statute of limitations expiration	(1.7)	(410.8)	—	—	—	—	—	—	—
Merger expenses	0.2	—	—	—	—	0.2	3.1	—	1.0
Other(g)	(3.3)	(52.3)	(0.6)	(5.2)	(1.0)	(1.0)	1.2	7.8	1.0

Effective income tax rate	24.6%	(620.0)%	38.6%	18.7%	15.0%	31.9%	40.0%	40.0%	35.8%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2017
									Successor
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(1.0)	(13.6)	5.3	(0.1)	5.1	3.8	5.1	5.6	4.6
Qualified nuclear decommissioning trust fund income	5.6	51.2	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(0.7)	(5.4)	(0.2)	(0.1)	(0.1)	(0.1)	(0.2)	(0.4)	(0.2)
Plant basis differences	(4.3)	—	(0.2)	(14.3)	(0.7)	(6.0)	(1.8)	(3.3)	(4.3)
Production tax credits and other credits	(1.4)	(12.3)	—	—	—	—	—	—	—
Noncontrolling interests	(0.1)	(0.5)	—	—	—	—	—	—	—
Merger expenses(h)	(11.4)	(13.7)	—	—	—	(16.2)	(15.1)	(85.3)	(23.8)
Fitzpatrick bargain purchase gain	(6.5)	(60.0)	—	—	—	—	—	—	—
Like-kind exchange(c)	(3.7)	—	2.9	—	—	—	—	—	—
Other	0.3	(4.2)	0.4	(0.1)	0.3	(0.7)	1.0	(1.6)	—

Effective income tax rate	11.8%	(23.5)%	43.2%	20.4%	39.6%	15.8%	24.0%	(50.0)%	11.3%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

									Successor	Predecessor
	Six Months Ended June 30, 2016								March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco(i)	DPL(i)	ACE(i)	PHI(i)	PHI
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(i)	0.8	2.6	4.9	0.7	4.6	(9.5)	(5.2)	5.9	5.2	11.9
Qualified nuclear decommissioning trust fund income	5.6	9.8	—	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(1.7)	(2.5)	(0.2)	(0.1)	(0.1)	0.1	0.4	0.1	0.1	(0.9)
Plant basis differences(f)	(6.3)	—	(0.3)	(10.2)	(4.5)	12.6	2.0	1.0	1.7	(13.5)
Production tax credits and other credits	(5.5)	(9.6)	—	—	—	—	—	—	—	—
Noncontrolling interest	0.7	1.2	—	—	—	—	—	—	—	—
Statute of limitations expiration	(1.0)	(3.9)	—	—	—	—	—	—	—	—
Merger expenses	14.5	—	—	—	—	(36.1)	(30.5)	(17.7)	(18.9)	11.1
Other(g)	(2.8)	(3.8)	(0.1)	(2.4)	0.1	(0.5)	(0.1)	(0.1)	—	3.6

Effective income tax rate	39.3%	28.8%	39.3%	23.0%	35.1%	1.6%	1.6%	24.2%	23.1%	47.2%

(a)

The effective tax rate for the three months ended June 30, 2017 is disproportionately impacted due to the decline in consolidated pre-tax GAAP earnings as compared to the federal and state tax impacts of the Like-kind exchange, tax credits, Plant basis differences, and Qualified nuclear decommissioning trust fund income.

(b)	Generation recognized a loss before income taxes for the three months ended June 30, 2017. As a result, positive percentages represent an income tax benefit for the period presented.
(c)	See Like-Kind Exchange within the Other Income Tax Matters section below for further details.
(d)

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

(e)	The effective tax rate for the three months ended June 30, 2016 is disproportionately impacted due to the decline in pre-tax GAAP earnings and changes in other reconciling items.
(f)	At BGE, includes a cumulative adjustment related to a regulatory asset.
(g)	At PECO, includes a cumulative adjustment related to an anticipated gas repairs tax return accounting method change.
(h)	Includes a remeasurement of uncertain federal and state income tax positions, see below.
(i)

Pepco, DPL and ACE recognized a loss before income taxes for the six months ended June 30, 2016, and PHI recognized a loss before income taxes for the period of March 24, 2016, through June 30, 2016. As a result, positive percentages represent an income tax benefit for the periods presented.

(j)	Includes a remeasurement of uncertain state income tax positions for Pepco and DPL.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Accounting for Uncertainty in Income Taxes

The Registrants have the following unrecognized tax benefits as of June 30, 2017 and December 31, 2016:

						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2017	$730	$467	$2	$—	$120	$112	$59	$21	$—

						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2016	$916	$490	$(12)	$—	$120	$172	$80	$37	$22

Exelon established a liability for an uncertain tax position associated with the tax deductibility of certain merger commitments incurred by Exelon in connection with the acquisitions of Constellation in 2012 and PHI in 2016. In the first quarter 2017, as a part of its examination of Exelon’s return, the IRS National Office issued guidance concurring with Exelon’s position that the merger commitments were deductible. As a result, Exelon, Generation, PHI, Pepco, DPL, and ACE decreased their liability for unrecognized tax benefits by $146 million, $19 million, $59 million, $21 million, $16 million, and $22 million, respectively, as of June 30, 2017, resulting in a benefit to Income taxes on Exelon’s, Generation’s, PHI’s, Pepco’s, DPL’s and ACE’s Consolidated Statements of Operations and Comprehensive Income and corresponding decreases in their effective tax rates.

Exelon reduced the liability related to the uncertain tax position associated with the like-kind exchange in the second quarter of 2017. Please see the Other Income Tax Matters section below for additional details related to the like-kind exchange adjustments made in the second quarter of 2017.

Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date

Like-Kind Exchange

As of June 30, 2017, Exelon and ComEd have approximately $39 million and $2 million, respectively, of unrecognized federal and state income tax benefits that could significantly decrease within the 12 months after the reporting date due to a final resolution of the like-kind exchange litigation described below. The recognition of these unrecognized tax benefits would decrease Exelon and ComEd’s effective tax rate.

Settlement of Income Tax Audits

As of June 30, 2017, Exelon, Generation, BGE, PHI, Pepco, and DPL have approximately $257 million, $57 million, $120 million, $80 million, $59 million, and $21 million of unrecognized federal and state tax benefits that could significantly decrease within the 12 months after the reporting date as a result of completing audits and potential settlements. Of the above unrecognized tax benefits, Exelon and Generation have $50 million that, if recognized, would decrease the effective tax rate. The unrecognized tax benefits related to BGE, DPL, and a portion of Pepco, if recognized, may be included in future regulated base rates and that portion would have no impact to the effective tax rate.

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

On September 30, 2013, the IRS issued a notice of deficiency to Exelon for the like-kind exchange position. Exelon filed a petition on December 13, 2013 to initiate litigation in the United States Tax Court (Tax Court) and the trial took place in August of 2015. Exelon was not required to remit any part of the asserted tax or penalty in order to litigate the issue.

On September 19, 2016, the Tax Court rejected Exelon’s position in the case and ruled that Exelon was not entitled to defer gain on the transaction. In addition, contrary to Exelon’s evaluation that the penalty was unwarranted, the Tax Court ruled that Exelon is liable for the penalty and interest due on the asserted penalty. Exelon expects to timely appeal this decision to the U.S. Court of Appeals for the Seventh Circuit in the second half of 2017. In June of 2017, the IRS finalized its computation of tax, penalties and interest owed by Exelon pursuant to the Tax Court’s decision.

In the first quarter of 2013, Exelon concluded that it was no longer more likely than not that the like-kind exchange position would be sustained and recorded charges to earnings representing the amount of interest expense (after-tax) and incremental state income tax expense that would be payable in the event Exelon is unsuccessful in litigation. Exelon agreed to hold ComEd harmless from any unfavorable impacts on ComEd’s equity of the after-tax interest and penalty amounts.

Prior to the Tax Court’s decision, however, Exelon did not believe it was likely a penalty would be assessed based on applicable case law and the facts of the transaction. As a result, no charge had been recorded for the penalty or for after-tax interest on the penalty. While it has strong arguments on appeal with respect to both the merits and the penalty, Exelon has determined that, pursuant to accounting standards, it is no longer more likely than not to avoid ultimate imposition of the penalty. As a result, in the third quarter of 2016, Exelon and ComEd recorded a charge to earnings of approximately $106 million and $86 million, respectively, of penalty and approximately $94 million and $64 million, respectively, of after-tax interest. Exelon and ComEd recorded the penalty and pre-tax interest due on the asserted penalty to Other, net and Interest expense, net, respectively, on their Consolidated Statements of Operations. Consistent with Exelon’s agreement to continue to hold ComEd harmless from any unfavorable impact on its equity from the like-kind exchange position, ComEd recorded on its Consolidated Balance Sheets as of September 30, 2016, a $150 million receivable and non-cash equity contributions from Exelon.

As a result of the IRS’s finalization of its computation in the second quarter 2017, Exelon recorded a benefit to earnings of approximately $26 million, consisting of an income tax benefit of $50 million and a reduction of penalties of $2 million, partially offset by after-tax interest expense of $26 million, while ComEd recorded a charge to earnings of approximately $23 million, consisting of income tax expense of $15 million and after-tax interest expense of $8 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

In the second quarter of 2017, Exelon amended its agreement with ComEd to also hold ComEd harmless for the unfavorable impacts on its equity from the additional income tax amounts owed by ComEd as a result of the IRS’s finalization of its computation related to the like-kind exchange position. Accordingly, in the second quarter of 2017, ComEd recorded an additional receivable and non-cash equity contribution from Exelon for the total $23 million.

In order to appeal the decision, Exelon is required to pay the tax, penalties and interest at the time Exelon files its appeal (expected in the second half of 2017). Exelon expects that a payment of approximately $1.3 billion related to the like-kind exchange will be due, including $300 million from ComEd, in the second half of 2017. While Exelon will receive a tax benefit of approximately $350 million associated with the deduction for the interest, Exelon currently has a net operating loss carryforward and thus does not expect to realize the cash benefit until 2018. After taking into account these interest deduction tax benefits, the total estimated net cash outflow for the like-kind exchange is approximately $950 million, of which approximately $300 million is attributable to ComEd after giving consideration to Exelon’s agreement to hold ComEd harmless from any unfavorable impacts on ComEd’s equity from the like-kind exchange position. Upon a final appellate decision, which could take up to several years, Exelon expects to receive approximately $60 million related to final interest computations.

Of the above amounts payable, Exelon deposited with the IRS $1.25 billion in October of 2016. The remaining amount will be paid in the second half of 2017 at the time Exelon files its appeal of the Tax Court decision. Exelon funded the $1.25 billion deposit with a combination of cash on hand and short-term borrowings. The deposit is reflected as a current asset and the related liabilities for the tax, penalty, and interest are included on Exelon’s balance sheet as current obligations.

As of June 30, 2017, ComEd has a total receivable from Exelon pursuant to the hold harmless agreement of $369 million, which is included in Current Receivables from Affiliates on ComEd’s Consolidated Balance Sheet. Under the agreement, Exelon will settle this receivable with ComEd no later than the time that the payments related to the like-kind exchange are due to the IRS, currently anticipated in the second half of 2017. No recovery will be sought from ComEd customers for any interest, penalty or additional income tax payment amounts resulting from the like-kind exchange tax position.

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

Long-Term Marginal State Income Tax Rate (Exelon, Generation, ComEd, and PHI)

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

On July 6, 2017, Illinois enacted Senate Bill 9, which permanently increased Illinois’ total corporate income tax rate from 7.75% to 9.50% effective July 1, 2017. As a result of the rate change, in the third quarter of 2017, after taking into account regulatory recovery of tax increases at Exelon, Generation and ComEd

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

expect to record an estimated one-time increase to deferred income taxes of approximately $180 million, $15 million and $250 million, respectively. At ComEd, the increase to the Illinois deferred income tax liability will be offset by a regulatory asset. Exelon expects to record a decrease to income tax expense of approximately $70 million (net of federal taxes) and Generation expects to record an increase to income tax expense of approximately $15 million (net of federal taxes). The rate increase is not expected to have a material ongoing impact to Exelon’s, Generation’s and ComEd’s future results of operations.

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

The following table provides a rollforward of the nuclear decommissioning ARO reflected on Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2016 to June 30, 2017:

Nuclear decommissioning ARO at December 31, 2016(a)	$8,734
Acquisition of FitzPatrick	417
Net increase due to changes in, and timing of, estimated cash flows	103
Accretion expense	225
Costs incurred to decommission retired plants	(3)

Nuclear decommissioning ARO at June 30, 2017(a)(b)	$9,476

(a)

Includes $12 million and $10 million for the current portion of the ARO at June 30, 2017 and December 31, 2016, respectively, which is included in Other current liabilities on Exelon’s and Generation’s Consolidated Balance Sheets.

(b)	Includes the fair value of the FitzPatrick ARO liability as of March 31, 2017, the date of the acquisition. See Note 4 —Mergers, Acquisitions and Dispositions.

During the six months ended June 30, 2017, Generation’s nuclear ARO increased by approximately $742 million. The increase is largely driven by the acquisition of FitzPatrick and the announced early retirement of TMI. The fair value of FitzPatrick’s assets and liabilities, including the ARO, was determined based on significant estimates and assumptions that are judgmental in nature. The fair value of the ARO is considered an initial estimate and will be updated with inputs from a third party engineering firm with corresponding adjustments recorded by the end of 2017. For additional details on the acquisition of FitzPatrick, see Note 4 — Mergers, Acquisitions and Dispositions. Included in the $103 million net increase due to changes in, and timing of, estimated cash flows above, is $138 million associated with the May 30, 2017 announcement to early retire the TMI nuclear unit on September 30, 2019. Refer to Note 7 — Early Nuclear Plant Retirements for additional information regarding the announced early retirement of TMI. The increase in the ARO liability for TMI incorporates the early shutdown date, increases the probabilities of longer term decommissioning scenarios, and reflects an increase in the estimated costs to decommission based on updated decommissioning cost study reflecting the early retirement of the unit.

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

At June 30, 2017 and December 31, 2016, Exelon and Generation had NDT fund investments totaling $12,641 million and $11,061 million, respectively. The increase is primarily driven by the acquisition of FitzPatrick.

The following table provides unrealized gains on NDT funds for the three and six months ended June 30, 2017 and 2016:

	Exelon and Generation		Exelon and Generation
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net unrealized gains (losses) on decommissioning trust funds — Regulatory Agreement Units(a)	$(13)	$52	$210	$131
Net unrealized gains on decommissioning trust funds — Non-Regulatory Agreement Units(b)(c)	70	48	235	100

(a)

Net unrealized gains (losses) related to Generation’s NDT funds associated with Regulatory Agreement Units are included in Regulatory liabilities on Exelon’s Consolidated Balance Sheets and Noncurrent payables to affiliates on Generation’s Consolidated Balance Sheets.

(b)

Excludes $(2) million and $1 million of net unrealized gains (losses) related to the Zion Station pledged assets for the three months ended June 30, 2017 and 2016 respectively. Excludes $(2) million and $3 million of net unrealized gains (losses) related to the Zion Station pledged assets for the six months ended June 30, 2017 and 2016, respectively. Net unrealized gains (losses) related to Zion Station pledged assets are included in Other current liabilities and Payable for Zion Station decommissioning on Exelon’s and Generation’s Consolidated Balance Sheets in 2017 and 2016, respectively.

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

ZionSolutions is subject to certain restrictions on its ability to request reimbursements from the Zion Station NDT funds as defined within the ASA. Therefore, the transfer of the Zion Station assets did not qualify for asset sale accounting treatment and, as a result, the related NDT funds were reclassified to Pledged assets for Zion Station decommissioning within Generation’s and Exelon’s Consolidated Balance Sheets and will continue to be measured in the same manner as prior to the completion of the transaction. Additionally, the transferred ARO for decommissioning was replaced with a Payable for Zion Station decommissioning in Generation’s and Exelon’s Consolidated Balance Sheets. Changes in the value of the Zion Station NDT assets, net of applicable taxes, are recorded as a change in the Payable to ZionSolutions. At no point will the payable to ZionSolutions exceed the project budget of the costs remaining to decommission Zion Station. Generation has retained its obligation for the SNF. Following ZionSolutions’ completion of its contractual obligations and transfer of the NRC license to Generation, Generation will store the SNF at Zion Station until it is transferred to the DOE for ultimate disposal, and will complete all remaining decommissioning activities associated with the SNF dry storage facility. Generation has a liability of approximately $114 million which is included within the nuclear decommissioning ARO at June 30, 2017. Generation also has retained NDT assets to fund its obligation to maintain the SNF at Zion Station until transfer to the DOE and to complete all remaining decommissioning activities for the SNF storage facility. Any shortage of funds necessary to maintain the SNF and decommission the SNF storage facility is ultimately required to be funded by Generation. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers in accordance with the applicable orders. The following table provides the pledged assets and payables to ZionSolutions, and withdrawals by ZionSolutions at June 30, 2017 and December 31, 2016:

	Exelon and Generation
	June 30, 2017	December 31, 2016
Carrying value of Zion Station pledged assets	$75	$113
Payable to Zion Solutions(a)	69	104
Current portion of payable to Zion Solutions(b)	69	90
Cumulative withdrawals by Zion Solutions to pay decommissioning costs(c)	914	878

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

Generation will file its next decommissioning funding status report with the NRC by March 31, 2018 for shutdown reactors and reactors within five years of shutdown. This report will reflect the status of decommissioning funding assurance as of December 31, 2017 and will include the impact of the announced early retirement of TMI. A shortfall could require Exelon to post parental guarantee for Generation’s share of the funding assurance. However, the amount of any required guarantee will ultimately depend on the decommissioning approach adopted at TMI, the associated level of costs, and the decommissioning trust fund investment performance going forward.

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

A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following tables present the components of Exelon’s net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2017 and 2016 and PHI’s net periodic benefit costs, prior to capitalization, for the predecessor period of January 1, 2016 to March 23, 2016.

	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2017(a)	2016(b)	2017(a)	2016(b)
Components of net periodic benefit cost:
Service cost	$97	$91	$28	$28
Interest cost	211	212	46	48
Expected return on assets	(299)	(292)	(41)	(42)
Amortization of:
Prior service cost (benefit)	1	4	(47)	(47)
Actuarial loss	150	142	15	16
Settlement charges	2	—	—	—

Net periodic benefit cost	$162	$157	$1	$3

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2017(a)	2016(b)	2017(a)	2016(b)
Components of net periodic benefit cost:
Service cost	$191	$170	$54	$54
Interest cost	422	403	91	90
Expected return on assets	(598)	(555)	(82)	(80)
Amortization of:
Prior service cost (benefit)	1	7	(94)	(91)
Actuarial loss	302	269	31	30
Settlement charges	2	—	—	—

Net periodic benefit cost	$320	$294	$—	$3

(a)	FitzPatrick net benefit costs are included for the period after acquisition.
(b)	PHI net periodic benefit costs for the period prior to the merger are not included in the table above.

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

The amounts below represent Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s, ACE’s, BSC’s and PHISCO’s allocated portion of the pension and postretirement benefit plan costs, which were included in Property, plant and equipment within the respective Consolidated Balance Sheets and Operating and maintenance expense within the Consolidated Statement of Operations and Comprehensive Income during the three and six months ended June 30, 2017 and 2016 and PHI’s for the predecessor and successor periods of January 1, 2016 to March 23, 2016 and March 24, 2016 to June 30, 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and Other Postretirement Benefit Costs	2017	2016	2017	2016
Exelon	$163	$160	$320	$297
Generation(c)	59	55	113	109
ComEd	44	42	87	83
PECO	7	8	14	17
BGE	16	18	32	33
BSC(a)	13	10	26	24
Pepco(b)	6	7	13	16
DPL(b)	3	4	6	9
ACE(b)	3	4	7	8
PHISCO(a)(b)	12	12	22	21

	Successor				Predecessor
Pension and Other Postretirement Benefit Costs	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI	$24	$27	$48	$31	$23

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

(c)	FitzPatrick net benefit costs are included for the period after acquisition.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Defined Contribution Savings Plans

The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three and six months ended June 30, 2017 and 2016 and PHI’s for the predecessor and successor periods of January 1, 2016 to March 23, 2016 and March 24, 2016 to June 30, 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Matching Contributions	2017	2016	2017	2016
Exelon	$33	$30	$63	$56
Generation	14	13	28	25
ComEd	8	7	15	13
PECO	2	2	4	4
BGE	3	2	4	3
BSC(a)	3	2	5	7
Pepco(b)	1	1	2	2
DPL(b)	1	—	1	1
PHISCO(a)(b)	1	2	3	3
ACE	—	1	1	1

	Successor				Predecessor
Savings Plan Matching Contributions	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI	$3	$4	$7	$4	$3

(a)

These amounts primarily represent amounts billed to Exelon and PHI’s subsidiaries through intercompany allocations. These costs are not included in the Generation, ComEd, PECO, BGE, Pepco and DPL amounts above.

(b)

Pepco’s, DPL’s and PHISCO’s matching contributions for the six months ended June 30, 2016 include $1 million, $1 million and $1 million, respectively, of costs incurred prior to the closing of Exelon’s merger with PHI on March 23, 2016, which is not included in Exelon’s matching contributions for the six months ended June 30, 2016.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

For the three and six months ended June 30, 2017 and 2016, Exelon, Generation, ComEd, PHI, Pepco, DPL, and ACE recorded the following severance costs associated with these ongoing severance benefits within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income.

				Successor
	Exelon	Generation(a)	ComEd(a)	PHI	Pepco(a)	DPL(a)	ACE(a)
Three Months Ended
June 30, 2017	$5	$1	$1	$3	$1	$1	$1
June 30, 2016	2	1	1	—	—	—	—

Six Months Ended
June 30, 2017	$9	$4	$2	$3	$1	$1	$1
June 30, 2016	4	3	1	—	—	—	—

(a)

The amounts above for Generation include less than $1 million and $1 million for amounts billed by BSC through intercompany allocations for the three and six months ended June 30, 2017, respectively, and $1 million and $2 million for the three and six months ended June 30, 2016, respectively. The amounts above for ComEd include less than $1 million and $1 million for amounts billed by BSC through intercompany allocations for the three and six months ended June 30, 2017, respectively, and less than $1 million and $1 million for the three and six months ended June 30, 2016, respectively. Amounts billed by PHISCO to Pepco, DPL and ACE were $1 million, each, for both three and six months ended June 30, 2017. Pepco, DPL and ACE did not have any ongoing severance plans for the three and six months ended June 30, 2016.

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

For the three months ended June 30, 2017 and 2016, the amounts for severance costs related to the cost management program were immaterial. For the six months ended June 30, 2017 and 2016, the Registrants recorded the following severance costs related to the cost management program within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income, pursuant to the authoritative guidance for ongoing severance plans:

	Exelon	Generation	ComEd	PECO	BGE
Six Months Ended
June 30, 2017(a)	$(1)	$(1)	$—	$—	$—
June 30, 2016(b)	$17	$12	$3	$1	$1

(a)	Amounts billed by BSC through intercompany allocations for the six months ended June 30, 2017 were immaterial.
(b)

The amounts above for Generation, ComEd, PECO and BGE include $7 million, $3 million, $1 million and $1 million, respectively, for amounts billed by BSC through intercompany allocations for the six months ended June 30, 2016.

Early Plant Retirement-Related Severance (Exelon and Generation)

As a result of the Three Mile Island plant retirement decision, Exelon and Generation will incur certain employee-related costs, including severance benefit costs. Severance costs will be provided to management

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

employees that are eligible under Exelon’s severance policy, to the extent that those employees are not redeployed to other locations. In June 2017, Exelon and Generation recognized severance costs of $17 million related to expected management employee severances resulting from the plant retirements within Operating and maintenance expense in their Consolidated Statements of Operation and Comprehensive Income. Approximately half of the employees at this location fall under a collective bargaining union agreement and are not eligible for severance benefits under an existing plan. The union and Exelon will negotiate terms of any severance benefits. If severance benefits are successfully negotiated, the amounts will be accrued as a one-time employee termination benefit once the established plan is communicated to employees. The final amount of the severance cost will ultimately depend on the specific employees severed. See Note — 7 Early Nuclear Plant Retirements for additional information regarding the announced early retirement of TMI.

Severance Costs Related to the PHI Merger

Upon closing the PHI Merger, Exelon recorded a severance accrual for the anticipated employee position reductions as a result of the post-merger integration. Cash payments under the plan began in May 2016 and will continue through 2020.

Pepco and DPL maintain regulatory assets for merger related integration costs which include a portion of the severance costs related to the PHI merger that is either currently being recovered in rates or is deemed probable of recovery if not currently being recovered in rates. As of June 30, 2017 and 2016, Pepco and DPL have regulatory assets of $12 million and $13 million, respectively, and $9 million and $3 million, respectively.
For the three and six months ended June 30, 2017, the PHI merger severance costs were immaterial. For the three and six months ended June 30, 2016, the Registrants recorded the following severance costs associated with the identified job reductions within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income, pursuant to the authoritative guidance for ongoing severance plans:

						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2016
Severance costs (benefits)(a)	$2	$(1)	$(1)	$—	$—	$4	$2	$1	$1

Six Months Ended June 30, 2016
Severance costs(a)	$55	$9	$2	$1	$1	$42	$20	$12	$10

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Severance Liability

Amounts included in the table below represent the severance liability recorded for the severance plans above for employees of each Registrant and exclude amounts included at Exelon and billed through intercompany allocations:

						Successor
Severance Liability	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at December 31, 2016	$88	$36	$3	$—	$—	$29	$—	$—	$—
Severance charges(a)	25	17	1	—	—	3	—	—	—
Payments	(18)	(4)	(1)	—	—	(10)	—	—	—

Balance at June 30, 2017	$95	$49	$3	$—	$—	$22	$—	$—	$—

(a)	Includes salary continuance and health and welfare severance benefits.

15.    Changes in Accumulated Other Comprehensive Income (Exelon, Generation, PECO and PHI)

The following tables present changes in accumulated other comprehensive income (loss) (AOCI) by component for the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017	Gains and (losses) on Cash Flow Hedges	Unrealized Gains and (losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$(17)	$4	$(2,610)	$(30)	$(7)	$(2,660)

OCI before reclassifications	1	2	(58)	3	5	(47)
Amounts reclassified from AOCI(b)	4	—	70	—	—	74

Net current-period OCI	5	2	12	3	5	27

Ending balance	$(12)	$6	$(2,598)	$(27)	$(2)	$(2,633)

Generation(a)
Beginning balance	$(19)	$2	$—	$(30)	$(7)	$(54)

OCI before reclassifications	1	—	—	3	6	10
Amounts reclassified from AOCI(b)	4	—	—	—	—	4

Net current-period OCI	5	—	—	3	6	14

Ending balance	$(14)	$2	$—	$(27)	$(1)	$(40)

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2016	Gains and (losses) on Cash Flow Hedges	Unrealized Gains and (losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Equity Investments	Total
Exelon(a)
Beginning balance	$(19)	$3	$(2,565)	$(40)	$(3)	$(2,624)

OCI before reclassifications	(10)	—	(2)	6	(7)	(13)
Amounts reclassified from AOCI(b)	3	—	69	—	—	72

Net current-period OCI	(7)	—	67	6	(7)	59

Ending balance	$(26)	$3	$(2,498)	$(34)	$(10)	$(2,565)

Generation(a)
Beginning balance	$(21)	$1	$—	$(40)	$(3)	$(63)

OCI before reclassifications	(7)	—	—	6	(4)	(5)
Amounts reclassified from AOCI(b)	3	—	—	—	—	3

Net current-period OCI	(4)	—	—	6	(4)	(2)

Ending balance	$(25)	$1	$—	$(34)	$(7)	$(65)

PECO(a)
Beginning balance	$—	$1	$—	$—	$—	$1

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	—	—	—	—

Net current-period OCI	—	—	—	—	—	—

Ending balance	$—	$1	$—	$—	$—	$1

PHI Predecessor(a)
Beginning balance January 1, 2016	$(8)	$—	$(28)	$—	$—	$(36)

OCI before reclassifications	—	—	—	—	—	—
Amounts reclassified from AOCI(b)	—	—	1	—	—	1

Net current-period OCI	—	—	1	—	—	1

Ending balance March 23, 2016(c)	$(8)	$—	$(27)	$—	$—	$(35)

(a)	All amounts are net of tax and noncontrolling interest. Amounts in parenthesis represent a decrease in AOCI.
(b)	See next tables for details about these reclassifications.
(c)	As a result of the PHI Merger, the PHI predecessor balances at March 23, 2016 were reduced to zero on March 24, 2016 due to purchase accounting adjustments applied to PHI.

ComEd, PECO, BGE, Pepco, DPL and ACE did not have any reclassifications out of AOCI to Net income during the three and six months ended June 30, 2017 and 2016. The following tables present amounts reclassified out of AOCI to Net income for Exelon, Generation and PHI during the three and six months ended June 30, 2017 and 2016.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended June 30, 2017

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the Statement of Operations and Comprehensive Income
	Exelon	Generation
Gains (losses) on cash flow hedges
Other cash flow hedges	$—	$—	Interest expense

Total before tax	—	—
Tax benefit	—	—

Net of tax	$—	$—	Comprehensive income

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$23	$—
Actuarial losses(b)	(81)	—

Total before tax	(58)	—
Tax benefit	24	—

Net of tax	$(34)	$—

Total Reclassifications for the period	$(34)	$—	Comprehensive income

Six Months Ended June 30, 2017

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the Statement of Operations and Comprehensive Income
	Exelon	Generation
Gains and (losses) on cash flow hedges
Other cash flow hedges	$(7)	$(7)	Interest expense

Total before tax	(7)	(7)
Tax benefit	3	3

Net of tax	$(4)	$(4)	Comprehensive income

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$46	$—
Actuarial losses(b)	(162)	—

Total before tax	(116)	—
Tax benefit	46	—

Net of tax	$(70)	$—

Total Reclassifications	$(74)	$(4)	Comprehensive income

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Three Months Ended June 30, 2016

Details about AOCI components	Items reclassified out of AOCI(a)		Affected line item in the Statement of Operations and Comprehensive Income
	Exelon	Generation
Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$19	$—
Actuarial losses(b)	(75)	—

Total before tax	(56)	—
Tax benefit	22	—

Net of tax	$(34)	$—

Total Reclassifications for the period	$(34)	$—	Comprehensive income

Six Months Ended June 30, 2016

Details about AOCI components	Items reclassified out of AOCI(a)			Affected line item in the Statement of Operations and Comprehensive Income
			Predecessor
	Exelon	Generation	PHI
Gains and (losses) on cash flow hedges
Other cash flow hedges	$(5)	$(5)	—	Interest expense

Total before tax	(5)	(5)	—
Tax benefit	2	2	—

Net of tax	$(3)	$(3)	$—	Comprehensive income

Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$38	$—	$—
Actuarial losses(b)	(151)	—	(1)

Total before tax	(113)	—	(1)
Tax benefit	44	—	—

Net of tax	$(69)	$—	$(1)

Total Reclassifications	$(72)	$(3)	$(1)	Comprehensive income

(a)	Amounts in parenthesis represent a decrease in net income.
(b)	This AOCI component is included in the computation of net periodic pension and OPEB cost (see Note 13 — Retirement Benefits for additional details).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The following table presents income tax expense (benefit) allocated to each component of other comprehensive income (loss) during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Exelon
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$9	$7	$18	$15
Actuarial loss reclassified to periodic benefit cost	(32)	(30)	(64)	(60)
Pension and non-pension postretirement benefit plans valuation adjustment	1	—	3	1
Change in unrealized (loss)/gain on cash flow hedges	(2)	2	(3)	4
Change in unrealized (loss)/gain on equity investments	—	1	(3)	3
Change in unrealized (loss)/gain on marketable securities	—	(1)	(1)	—

Total	$(24)	$(21)	$(50)	$(37)

Generation
Change in unrealized (loss)/gain on cash flow hedges	$(2)	$1	$(3)	$3
Change in unrealized (loss)/gain on equity investments	—	1	(2)	3

Total	$(2)	$2	$(5)	$6

Predecessor
PHI	January 1, 2016 to March 23, 2016
Pension and non-pension postretirement benefit plans:
Actuarial loss reclassified to periodic cost	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Exelon
Net income attributable to common shareholders	$80	$267	$1,076	$440

Weighted average common shares outstanding — basic	934	924	931	923
Assumed exercise and/or distributions of stock-based awards	2	2	1	3

Weighted average common shares outstanding — diluted	936	926	932	926

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 8 million and 9 million for the three and six months ended June 30, 2017, respectively, and 11 million and 12 million for the three and six months ended June 30, 2016, respectively. There were no equity units related to the PHI Merger not included in the calculation of diluted common shares outstanding due to their antidilutive effect for the three and six months ended June 30, 2017. The number of equity units related to the PHI Merger not included in the calculation of diluted common shares outstanding due to their antidilutive effect was under 1 million and 2 million for the three and six months ended June 30, 2016. Refer to Note 20 — Shareholders’ Equity of the Exelon 2016 Form 10-K for further information regarding the equity units.

On June 1, 2017, Exelon settled the forward purchase contract, which was a component of the June 2014 equity units, through the issuance of approximately 33 million shares of Exelon common stock from treasury stock. The issuance of shares on June 1, 2017, triggered full dilution in the EPS calculation, which prior to settlement were included in the calculation of diluted EPS using the treasury stock method.

Prior to the June 2017 issuance Exelon had approximately 35 million shares of treasury stock with a cost of $2.3 billion. After issuance, Exelon has approximately 2 million shares of Treasury stock remaining, at a historical cost of $123 million. In 2008, Exelon management decided to defer indefinitely any share repurchases.

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

The direct investment includes the construction of a new 21-story headquarters building in Baltimore for Generation’s competitive energy business that was substantially complete in November 2016 and is now occupied by approximately 1,500 Exelon employees. Generation’s investment includes leasehold improvements that are not expected to exceed $110 million. In addition, Generation entered into a 20 year operating lease as the primary lessee of the building. Refer to Note 24 — Commitments and Contingencies of the Combined Notes to the Consolidated Financial Statements in the Exelon 2016 Form 10-K for additional information regarding Generation’s future minimum lease payments.

The direct investment commitment also includes $450 million to $500 million relating to Exelon and Generation’s development or assistance in the development of 285 — 300 MWs of new generation in Maryland, which is expected to be completed within a period of 10 years. The MDPSC order contemplates various options for complying with the new generation development commitments, including building or acquiring generating assets, making subsidy or compliance payments, or in circumstances in which the generation build is delayed or certain specified provisions are elected, making liquidated damages payments. Exelon and Generation have incurred $457 million towards satisfying the commitment for new generation development in the state of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Maryland, with approximately 220 MW of the new generation commencing with commercial operations to date and an additional 10 MW commitment satisfied through a liquidated damages payment made in the fourth quarter of 2016. Additionally, during the fourth quarter of 2016, given continued declines in projected energy and capacity prices, Generation terminated rights to certain development projects originally intended to meet its remaining 55MW commitment amount. The commitment will now most likely be satisfied via payment of liquidated damages or execution of a third party PPA, rather than by Generation constructing renewable generating assets. As a result, Exelon and Generation recorded a pre-tax $50 million loss contingency in Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2016.

Equity Investment Commitments (Exelon and Generation)

As part of Generation’s recent investments in technology development, Generation enters into equity purchase agreements that include commitments to invest additional equity through incremental payments to fund the anticipated needs of the planned operations of the associated companies. As of June 30, 2017, Generation’s estimated commitments relating to its equity purchase agreements, including the in-kind services contributions, is anticipated to be as follows:

Total
2017 (remainder of year)	$8
2018	7
2019	3

Total	$18

Commercial Commitments (All Registrants)

The Registrants’ commercial commitments as of June 30, 2017 , representing commitments potentially triggered by future events were as follows:

						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Letters of credit (non-debt)(a)	$1,326	$1,243	$14	$23	$2	$1	$1	$—	$—
Surety bonds(b)	1,113	1,014	12	18	11	21	13	4	4
Financing trust guarantees	628	—	200	178	250	—	—	—	—
Guaranteed lease residual values(c)	19	—	—	—	—	19	6	7	5

Total commercial commitments	$3,086	$2,257	$226	$219	$263	$41	$20	$11	$9

(a)	Letters of credit (non-debt) — Exelon and certain subsidiaries maintain non-debt letters of credit to provide credit support for certain transactions as requested by third parties.
(b)	Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.
(c)

Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The maximum lease term associated with these assets ranges from 3 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $48 million, $14 million of which is a guarantee by Pepco, $18 million by DPL and $13 million by ACE. The minimum lease term associated with these assets ranges from 1 to 4 years. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and also to limit the liability of nuclear reactor owners for such claims from any single incident. As of June 30, 2017 , the current liability limit per incident is $13.4 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors at least once every five years with the last adjustment effective September 10, 2013. In accordance with the Price-Anderson Act, Generation maintains financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. Effective January 1, 2017, the required amount of nuclear energy liability insurance purchased is $450 million for each operating site. Claims exceeding that amount are covered through mandatory participation in a financial protection pool, as required by the Price Anderson-Act, which provides the additional $13.0 billion per incident in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident that exceeds the primary layer of financial protection. Exelon’s share of this secondary layer would be approximately $2.8 billion, including CENG’s related liability, however any amounts payable under this secondary layer would be capped at $420 million per year.

In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $13.4 billion limit for a single incident.

As part of the execution of the NOSA on April 1, 2014, Generation executed an Indemnity Agreement pursuant to which Generation agreed to indemnify EDF and its affiliates against third-party claims that may arise from any future nuclear incident (as defined in the Price-Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this indemnity. See Note 5 — Investment in Constellation Energy Nuclear Group, LLC of the Exelon 2016 Form 10-K for additional information on Generation’s operations relating to CENG.

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

Premiums paid to NEIL by its members are also subject to a potential assessment for adverse loss experience in the form of a retrospective premium obligation. NEIL has never assessed this retrospective premium since its formation in 1973, and Generation cannot predict the level of future assessments if any. The current maximum aggregate annual retrospective premium obligation for Generation is approximately $360 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance.

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

•

ComEd has identified 42 sites, 19 of which the remediation has been completed and approved by the Illinois EPA or the U.S. EPA and 23 that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2021.

•

PECO has identified 26 sites, 17 of which have been remediated in accordance with applicable PA DEP regulatory requirements. The remaining 9 sites are currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2022.

•

BGE has identified 13 former gas manufacturing or purification sites that it currently owns or owned at one time through a predecessor’s acquisition. Two of the gas manufacturing sites require some level of remediation and ongoing monitoring under the direction of the MDE. The required costs at these two sites are not considered material. In May 2017, BGE completed the additional work requested by MDE. All the sample testing produced results that were below the cleanup action level established by MDE and no further investigation is required. For more information, see the discussion of the Riverside site below.

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

As of June 30, 2017 and December 31, 2016, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

June 30, 2017	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$412	$315
Generation	67	—
ComEd	284	282
PECO	32	31
BGE	3	2
PHI (Successor)	26	—
Pepco	23	—
DPL	2	—
ACE	1	—

December 31, 2016	Total Environmental Investigation and Remediation Reserve	Portion of Total Related to MGP Investigation and Remediation
Exelon	$429	$325
Generation	72	—
ComEd	292	291
PECO	33	31
BGE	2	2
PHI (Successor)	30	1
Pepco	27	—
DPL	2	1
ACE	1	—

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

The 2009 permit remains in effect pending EPA’s action on the Pepco renewal application, including resolution of the stormwater compliance issues. On October 30, 2015, EPA filed a Clean Water Act civil enforcement action against Pepco in federal district court, and in March 2016 the court granted a motion by the Anacostia Riverkeeper to intervene in this case as a plaintiff along with EPA. Since 2009 Pepco has installed runoff mitigation measures and implemented new operating procedures to comply with regulations. In January 2017, the parties agreed to a settlement in the form of a Consent Decree whereby Pepco will pay a civil penalty in the amount of $1.6 million, continue the BMPs to manage stormwater, construct a new stormwater treatment system, and make certain other capital improvements to the stormwater management system. On May 19, 2017, the Consent Decree was entered with the Court and became final. The Civil Penalty assessed under the Consent Decree of $1.6 million was paid on June 5, 2017 and other requirements of the Decree are now being implemented.

Solid and Hazardous Waste

Cotter Corporation.    The EPA has advised Cotter Corporation (Cotter), a former ComEd subsidiary, that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. In 2000, ComEd sold Cotter to an unaffiliated third-party. As part of the sale, ComEd agreed to indemnify Cotter for any liability arising in connection with the West Lake Landfill. In connection with Exelon’s 2001 corporate restructuring, this responsibility to indemnify Cotter was transferred to Generation. On May 29, 2008, the EPA issued a Record of Decision approving the remediation option submitted by Cotter and the two other PRPs that required additional landfill cover. The current estimated cost of the landfill cover remediation for the site is approximately $90 million, including escalation, which will be allocated among all PRPs. Generation has accrued what it believes to be an adequate amount to cover its anticipated share of such liability, which is included in the table above. By letter dated January 11, 2010, the EPA requested that the PRPs perform a supplemental feasibility study for a remediation alternative that would involve complete excavation of the radiological contamination. On September 30, 2011, the PRPs submitted the supplemental feasibility study to the EPA for review. Since June 2012, the EPA has requested that the PRPs perform a series of additional analyses and groundwater and soil sampling as part of the supplemental feasibility study, that were completed in December 2016. The EPA has advised the PRPs that the EPA announcement of the proposed remedy will take place in the first quarter of 2018. Thereafter, the EPA will select a final remedy and seek to enter into a Consent Decree with the PRPs to effectuate the remedy. Recent investigation has identified a number of other parties who may be PRPs and could be liable to contribute to the final remedy. Further investigation is underway. Generation believes that a partial excavation remedy is reasonably possible, and the partial excavation costs, inclusive of a landfill cover, could range from approximately $225 million to $650 million; such costs would likely be shared by the final group of identified PRPs. Generation believes the likelihood that the EPA would require a complete excavation remedy is remote. The cost of a partial or complete excavation could have a material, unfavorable impact on Generation’s and Exelon’s future results of operations and cash flows.

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

On August 8, 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri. The Latty Avenue site is included in ComEd’s indemnification responsibilities discussed above as part of the sale of Cotter. The radioactive residues had been generated initially in connection with the processing of uranium ores as part of the U.S. government’s Manhattan Project. Cotter purchased the residues in 1969 for initial processing at the Latty Avenue facility for the subsequent extraction of uranium and metals. In 1976, the NRC found that the Latty Avenue site had radiation levels exceeding NRC criteria for decontamination of land areas. Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under the FUSRAP. The DOJ has not yet formally advised the PRPs of the amount that it is seeking, but it is believed to be approximately $90 million. The DOJ and the PRPs agreed to toll the statute of limitations until August 2018 so that settlement discussions could proceed. Based on Generation’s preliminary review, it appears probable that Generation has liability to Cotter under the indemnification agreement and has established an appropriate accrual for this liability, which is included in the table above.

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

68th Street Dump.    In 1999, the EPA proposed to add the 68th Street Dump in Baltimore, Maryland to the Superfund National Priorities List, and notified BGE and 19 others that they are PRPs at the site. In connection with BGE’s 2000 corporate restructuring the responsibility for this liability was transferred to Constellation and as a result of the 2012 Exelon and CEG merger is now Generation’s responsibility. In March 2004, the PRPs formed the 68th Street Coalition and entered into consent order negotiations with the U.S. EPA to investigate clean-up options for the site under the Superfund Alternative Sites Program. In May 2006, a settlement among the U.S. EPA and the PRPs with respect to investigation of the site became effective. The settlement requires the PRPs, over the course of several years, to identify contamination at the site and recommend clean-up options. The PRPs submitted their investigation of the range of clean-up options in the first quarter of 2011. On September 30, 2013, EPA issued the Record of Decision identifying its preferred remedial alternative for the site. The estimated cost for the alternative chosen by EPA is consistent with the PRPs estimated range of costs noted above. In July, 2017 the PRPs and EPA finalized the terms of a Consent Decree which is being executed by the Parties and will then be lodged with the Court and subject to a 30-day public comment period after which it is anticipated it will be approved by the Court without any significant change in the costs for cleanup. There will also be an ancillary agreement between the PRP’s who will be performing the remedy and those who have elected to enter into cash settlements and become non-performing parties. Generation has elected to be a non-performing party and the settlement terms will provide contribution and all other protections against the performing parties. Generation has reached a preliminary settlement agreement for its share of the estimated clean-up costs, which is included in the table above and is immaterial to the Generation and Exelon financial statements.

Rossville Ash Site.    The Rossville Ash Site is a 32-acre property located in Rosedale, Baltimore County, Maryland, which was used for the placement of fly ash from 1983-2007. The property is owned by Constellation Power Source Generation, LLC (CPSG), a wholly owned subsidiary of Generation. In 2008, CPSG investigated and remediated the property by entering it into the Maryland Voluntary Cleanup Program (VCP) to address any historic environmental concerns and ready the site for appropriate future redevelopment. The site was accepted into the program in 2010 and is currently going through the process to remediate the site and receive closure from MDE. Exelon currently estimates the cost to close the site to be approximately $2 million which has been fully reserved and included in the table above as of June 30, 2017.

Sauer Dump.    On May 30, 2012, BGE was notified by the U.S. EPA that it is considered a PRP at the Sauer Dump Superfund site in Dundalk, Maryland. The U.S. EPA offered BGE and three other PRPs the opportunity to conduct an environmental investigation and present cleanup recommendations at the site. In addition, the U.S. EPA is seeking recovery from the PRPs of $1.7 million for past cleanup and investigation costs at the site. On March 11, 2013, BGE and three other PRPs signed an Administrative Settlement Agreement and Order on Consent with the U.S. EPA which requires the PRPs to conduct a remedial investigation and feasibility study at the site to determine what, if any, are the appropriate and recommended cleanup activities for the site. Although the ultimate outcome of this proceeding is uncertain based on the information complied to date, BGE has developed an estimate of the range of BGE’s probable liability and has established an appropriate accrual that is included it in the table above. It is possible, however, that final resolution of this matter could have a material, unfavorable impact on BGE’s future results of operations and cash flows.

Riverside.    In 2013, the MDE, at the request of EPA, conducted a site inspection and limited environmental sampling of certain portions of the 170 acre Riverside property owned by BGE. The site consists of several different parcels with different current and historical uses. The sampling included soil and groundwater samples for a number of potential environmental contaminants. The sampling confirmed the existence of contaminants

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

consistent with the known historical uses of the various portions of the site. In March 2014, the MDE requested that BGE conduct an investigation which included a site-wide investigation of soils, sediment, groundwater, and surface water to complement the MDE sampling. The field investigation was completed in January 2015, and a final report was provided to MDE in June 2015. In November 2015, MDE provided BGE with its comments and recommendations on the report which require BGE to conduct further investigation and sampling at the site to better delineate the nature and extent of historic contamination, including off-site sediment and soil sampling. MDE did not request any interim remediation at this time and in May 2017 BGE completed the additional work requested by MDE. All the sample testing produced results that were below the cleanup action level established by MDE and no further investigation is required. BGE has established what it believes is an appropriate reserve based upon the investigation to date. The established reserve is included in the table above. As the investigation and potential remediation proceed, it is possible that additional reserves could be established, in amounts that could be material to BGE.

BGE is authorized to recover, and is currently recovering, environmental costs for the remediation of the former MGP facility sites from customers; however, while BGE does not have a rider for MGP clean-up costs, BGE has historically received recovery of actual clean-up costs in distribution rates. Additionally, legislation was passed during the 2017 Maryland General Assembly session that should further support BGE’s recovery of its clean-up costs.

Benning Road Site.    In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site was formerly the location of a Pepco Energy Services electric generating facility. That generating facility was deactivated in June 2012 and plant structure demolition was completed in July 2015. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. In December 2011, the U.S. District Court for the District of Columbia approved a consent decree entered into by Pepco and Pepco Energy Services with the DOEE, which requires Pepco and Pepco Energy Services to conduct a Remediation Investigation (RI)/ Feasibility Study (FS) for the Benning Road site and an approximately 10 to 15 acre portion of the adjacent Anacostia River. The RI/FS will form the basis for the remedial actions for the Benning Road site and for the Anacostia River sediment associated with the site. The consent decree does not obligate Pepco or Pepco Energy Services to pay for or perform any remediation work, but it is anticipated that DOEE will look to Pepco and Pepco Energy Services to assume responsibility for cleanup of any conditions in the river that are determined to be attributable to past activities at the Benning Road site.

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

Anacostia River Tidal Reach.    Contemporaneous with the Benning RI/FS being performed by Pepco and Pepco Energy Services, DOEE and certain federal agencies have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-D.C. boundary line to the confluence of the Anacostia and Potomac Rivers. In March 2016, DOEE released a draft of the river-wide RI Report for public review and comment. The river-wide RI incorporated the results of the river sampling performed by Pepco and Pepco Energy Services as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by DOEE’s contractor. DOEE asked Pepco, along with parties responsible for other sites along the river, to participate in a “Consultative Working Group” to provide input into the process for future remedial actions addressing the entire tidal reach of the river and to ensure proper coordination with the other river cleanup efforts currently underway, including cleanup of the river segment adjacent to the Benning Road site resulting from the Benning Road RI/FS. Pepco responded that it will participate in the Consultative Working Group but its participation is not an acceptance of any financial responsibility beyond the work that will be performed at the Benning Road site described above. DOEE has advised the Consultative Working Group that the federal and DOEE authorities are conducting phase 2 of a remedial investigation. DOEE has targeted June 2018 as the date for remedy selection for clean-up of sediments in this section of the river. The Consultative Working Group and the other possible PRPs have provided input into the proposed clean-up process and schedule. At this time, it is not possible to predict the extent of Pepco’s participation in the river-wide RI/FS process, and Pepco cannot estimate the reasonably possible range of loss for response costs beyond those associated with the Benning RI/FS component of the river-wide initiative. It is possible, however, that resolution of this matter could have a material, unfavorable impact on Exelon’s and Pepco’s future results of operations and cash flows.

Conectiv Energy Wholesale Power Generation Sites.    In July 2010, PHI sold the wholesale power generation business of Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries (Conectiv Energy) to Calpine Corporation (Calpine). Under New Jersey’s Industrial Site Recovery Act (ISRA), the transfer of ownership to Calpine triggered an obligation on the part of Conectiv Energy to remediate any environmental contamination at each of the nine Conectiv Energy generating facility sites located in New Jersey. Under the terms of the sale, Calpine assumed responsibility for performing the ISRA-required remediation and for the payment of all related ISRA compliance costs up to $10 million. Predecessor PHI was obligated to indemnify Calpine for any ISRA compliance remediation costs in excess of $10 million. According to PHI’s estimates, the costs of ISRA-required remediation activities at the 9 generating facility sites are in the range of approximately $7 million to $18 million, and predecessor PHI established an appropriate accrual for its share of the estimated clean-up costs. Pursuant to Exelon’s March 2016 acquisition of PHI, the Conectiv Energy legal entity was transferred to Generation and the accrual for Predecessor PHI’s share of the estimated clean-up costs was also transferred to Generation and is included in the table above as a liability of Generation. The responsibility to indemnify Calpine is shared by PHI and Generation. The ultimate resolution of this matter is currently not expected to have a material financial impact on PHI and Generation.

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

At June 30, 2017 and December 31, 2016, Generation had reserved approximately $81 million and $83 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2017, approximately $21 million of this amount related to 224 open claims presented to Generation, while the remaining $59 million of the reserve is for estimated future asbestos-related bodily injury claims anticipated to arise through 2050, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether an adjustment to the reserve is necessary.

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

Continuous Power Interruption (Exelon and ComEd)

Section 16-125 of the Illinois Public Utilities Act provides that in the event an electric utility, such as ComEd, experiences a continuous power interruption of four hours or more that affects (in ComEd’s case) more than 30,000 customers, the utility may be liable for actual damages suffered by customers as a result of the interruption and may be responsible for reimbursement of local governmental emergency and contingency expenses incurred in connection with the interruption. Recovery of consequential damages is barred. The affected utility may seek from the ICC a waiver of these liabilities when the utility can show that the cause of the interruption was unpreventable damage due to weather events or conditions, customer tampering, or certain other causes enumerated in the law. As of June 30, 2017 and December 31, 2016, ComEd did not have any material liabilities recorded for these storm events.

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

Conduit Lease with City of Baltimore (Exelon and BGE)

On September 23, 2015, the Baltimore City Board of Estimates approved an increase in annual rental fees for access to the Baltimore City underground conduit system effective November 1, 2015, from $12 million to $42 million, subject to an annual increase thereafter based on the Consumer Price Index. BGE subsequently entered into litigation with the City regarding the amount of and basis for establishing the conduit fee. On November 30, 2016, the Baltimore City Board of Estimates approved a settlement agreement entered into between BGE and the City to resolve the disputes and pending litigation related to BGE’s use of and payment for the underground conduit system. As a result of the settlement, the parties have entered into a six-year lease that reduces the annual expense to $25 million in the first three years and caps the annual expense in the last three years to not more than $29 million. BGE recorded a credit to Operating and maintenance expense in the fourth quarter of 2016 of approximately $28 million for the reversal of the previously higher fees accrued in the current year as well as the settlement of prior year disputed fee true-up amounts.

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

City of Everett Tax Increment Financing Agreement (Exelon)

The City of Everett has filed a petition with the Massachusetts Economic Assistance Coordinating Council (EACC) to revoke the 1999 tax increment financing agreement (TIF Agreement) relating to Mystic 8 & 9 on the grounds that the total investment in Mystic 8 & 9 materially deviates from the investment set forth in the TIF Agreement. The EACC has appointed a three-member panel to conduct an administrative hearing on the City’s petition. Generation has reviewed the City’s claim and believes that it lacks merit. Generation has not recorded an accrual for payment resulting from such a revocation because the range of loss, if any, cannot be reasonably estimated at this time. Property taxes assessed in future periods could be material to Generation’s results of operations and cash flows.

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

18.    Supplemental Financial Information (All Registrants)

Supplemental Statement of Operations Information

The following tables provide additional information about the Registrants’ Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$211	$211	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	74	74	—	—	—	—	—	—	—
Net unrealized (losses) gains on decommissioning trust funds
Regulatory agreement units	(13)	(13)	—	—	—	—	—	—	—
Non-regulatory agreement units	70	70	—	—	—	—	—	—	—
Net unrealized losses on pledged assets
Zion Station decommissioning	(2)	(2)	—	—	—	—	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(160)	(160)	—	—	—	—	—	—	—

Total decommissioning-related activities	180	180	—	—	—	—	—	—	—

Investment income	2	1	—	—	—	—	—	—	—
Interest expense related to uncertain income tax positions	(1)	—	—	—	—	—	—	—	—
Penalty related to uncertain income tax positions	1	—	—	—	—	—	—	—	—
AFUDC — Equity	17	—	2	2	4	9	5	2	2
Other	6	—	2	—	—	4	2	1	—

Other, net	$205	$181	$4	$2	$4	$13	$7	$3	$2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$280	$280	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	106	106	—	—	—	—	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	210	210		—	—	—	—	—	—
Non-regulatory agreement units	235	235	—	—	—	—	—	—	—
Net unrealized losses on pledged assets
Zion Station decommissioning	(2)	(2)		—	—	—	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(396)	(396)	—	—	—	—	—	—	—

Total decommissioning-related activities	433	433	—	—	—	—	—	—	—

Investment income (expense)	4	3	—	(1)	—	1	1	—	—
Penalty income related to uncertain income tax positions	2	—	—	—	—	—	—	—	—
AFUDC — Equity	33	—	4	4	8	17	11	3	3
Other	16	4	4	—	—	8	3	3	1

Other, net	$488	$440	$8	$3	$8	$26	$15	$6	$4

	Three Months Ended June 30, 2016
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$90	$90	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	39	39	—	—	—	—	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	52	52	—	—	—	—	—	—	—
Non-regulatory agreement units	48	48	—	—	—	—	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	1	1	—	—	—	—	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(117)	(117)	—	—	—	—	—	—	—

Total decommissioning-related activities	113	113	—	—	—	—	—	—	—

Investment income	6	5	—	—	—	—	—	—	—
Interest income related to uncertain income tax positions	4	—	—	—	—	—	—	—	—
AFUDC — Equity	15	—	1	2	5	7	5	1	1
Other	6	(1)	2	—	—	4	1	2	1

Other, net	$144	$117	$3	$2	$5	$11	$6	$3	$2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

									Successor	Predecessor
	Six Months Ended June 30, 2016								March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI	PHI
Other, Net
Decommissioning-related activities:
Net realized income on decommissioning trust funds(a)
Regulatory agreement units	$122	$122	$—	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	61	61	—	—	—	—	—	—	—	—
Net unrealized gains on decommissioning trust funds
Regulatory agreement units	131	131	—	—	—	—	—	—	—	—
Non-regulatory agreement units	100	100	—	—	—	—	—	—	—	—
Net unrealized gains on pledged assets
Zion Station decommissioning	3	3		—	—	—	—	—	—	—
Regulatory offset to decommissioning trust fund-related activities(b)	(211)	(211)	—	—	—	—	—	—	—	—

Total decommissioning-related activities	206	206	—	—	—	—	—	—	—	—

Investment income (expense)	12	5	—	(1)	2	—	—	—	—	—
Long-term lease income	4	—	—	—	—	—	—	—	—	—
Interest income related to uncertain income tax positions	5	—	—	—	—	1	—	1	—	—
AFUDC — Equity	24	—	3	4	9	9	2	3	8	7
Loss on debt extinguishment	(3)	(2)	—	—	—	—	—	—	—	—
Other	10	1	4	1	—	4	4	1	4	(11)

Other, net	$258	$210	$7	$4	$11	$14	$6	$5	$12	$(4)

(a)	Includes investment income and realized gains and losses on sales of investments of the trust funds.
(b)

Includes the elimination of NDT fund activity for the Regulatory Agreement Units, including the elimination of net income taxes related to all NDT fund activity for those units. See Note 16 — Asset Retirement Obligations of the Exelon 2016 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

The following utility taxes are included in revenues and expenses for the three and six months ended June 30, 2017 and 2016. Generation’s utility tax expense represents gross receipts tax related to its retail operations, and the utility registrants’ utility tax expense represents municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Three Months Ended June 30, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Utility taxes	$213	$30	$57	$29	$21	$76	$72	$4	$—

	Six Months Ended June 30, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Utility taxes	$438	$63	$116	$60	$47	$152	$143	$9	$—

	Three Months Ended June 30, 2016
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Utility taxes	$217	$27	$60	$32	$21	$77	$73	$4	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

									Successor	Predecessor
	Six Months Ended June 30, 2016								March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI	PHI
Utility taxes	$369	$55	$119	$66	$45	$152	$9	$—	$84	$77

Supplemental Cash Flow Information

The following tables provide additional information regarding the Registrants’ Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Depreciation, amortization and accretion
Property, plant and equipment(a)	$1,545	$612	$384	$129	$155	$227	$101	$61	$44
Amortization of regulatory assets(a)	238	—	35	12	84	105	59	18	28
Amortization of intangible assets, net(a)	28	25	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	20	20	—	—	—	—	—	—	—
Nuclear fuel(c)	529	529	—	—	—	—	—	—	—
ARO accretion(d)	231	229	—	—	—	—	—	—	—

Total depreciation, amortization and accretion	$2,591	$1,415	$419	$141	$239	$332	$160	$79	$72

									Successor	Predecessor
	Six Months Ended June 30, 2016								March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI	PHI
Depreciation, amortization and accretion
Property, plant and equipment(a)	$1,432	$674	$345	$121	$150	$85	$55	$40	$111	$94
Amortization of regulatory assets(a)	166	—	34	13	56	59	21	41	63	58
Amortization of intangible assets, net(a)	28	23	—	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	(7)	(7)	—	—	—	—	—	—	—	—
Nuclear fuel(c)	557	557	—	—	—	—	—	—	—	—
ARO accretion(d)	220	220	—	—	—	—	—	—	—	—

Total depreciation, amortization and accretion	$2,396	$1,467	$379	$134	$206	$144	$76	$81	$174	$152

(a)	Included in Depreciation and amortization on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(b)	Included in Operating revenues or Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(c)	Included in Purchased power and fuel expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(d)	Included in Operating and maintenance expense on the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Six Months Ended June 30, 2017
						Successor
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$320	$113	$87	$14	$31	$48	$13	$6	$7
Loss from equity method investments	19	19	—	—	—	—	—	—	—
Provision for uncollectible accounts	52	19	15	9	3	6	4	—	2
Stock-based compensation costs	57	—	—	—	—	—	—	—	—
Other decommissioning-related activity(a)	(144)	(144)	—	—	—	—	—	—	—
Energy-related options(b)	11	11	—	—	—	—	—	—	—
Amortization of regulatory asset related to debt costs	4	—	2	—	—	2	1	1	—
Amortization of rate stabilization deferral	(8)	—	—	—	7	(15)	(10)	(5)	—
Amortization of debt fair value adjustment	(9)	(6)	—	—	—	(3)	—	—	—
Discrete impacts from EIMA and FEJA(c)	(51)	—	(51)	—	—	—	—	—	—
Amortization of debt costs	49	30	2	1	1	—	—	—	—
Provision for excess and obsolete inventory	51	49	1	—	—	1	—	—	—
Merger-related commitments(d)	—	—	—	—	—	(8)	(6)	(2)	—
Severance costs	25	17	—	—	—	3	—	—	—
Other	39	13	2	(2)	(7)	(6)	(2)	(3)	(2)

Total other non-cash operating activities	$415	$121	$58	$22	$35	$28	$—	$(3)	$7

Non-cash investing and financing activities:
Change in capital expenditures not paid	$(105)	$48	$(82)	$(44)	$6	$(8)	$—	$15	$(14)
Fair value of pension obligation transferred in connection with the FitzPatrick acquisition	—	49	—	—	—	—	—	—	—
Change in PPE related to ARO update	103	103	—	—	—	—	—	—	—
Indemnification of like-kind exchange position(g)	—	—	23	—	—	—	—	—	—
Non-cash financing of capital projects	13	13	—	—	—	—	—	—	—
Dividends on stock compensation	3	—	—	—	—	—	—	—	—
Loss on reissuance of treasury stock	1,054	—	—	—	—	—	—	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

									Successor	Predecessor
	Six Months Ended June 30, 2016								March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE	PHI	PHI
Other non-cash operating activities:
Pension and non-pension postretirement benefit costs	$297	$109	$83	$17	$33	$16	$9	$8	$31	$23
Loss from equity method investments	10	11	—	—	—	—	—	—	—	—
Provision for uncollectible accounts	51	13	18	10	3	8	8	10	7	16
Stock-based compensation costs	67	—	—	—	—	—	—	—	—	3
Other decommissioning-related activity(a)	(123)	(123)	—	—	—	—	—	—	—	—
Energy-related options(b)	(17)	(17)	—	—	—	—	—	—	—	—
Amortization of regulatory asset related to debt costs	4	—	2	1	—	1	—	—	1	1
Amortization of rate stabilization deferral	34	—	—	—	34	(2)	2	—	—	5
Amortization of debt fair value adjustment	(6)	(6)	—	—	—	—	—	—	—	—
Discrete impacts from EIMA(c)	(21)	—	(21)	—	—	—	—	—	—	—
Amortization of debt costs	14	10	2	1	2	—	—	—	—	—
Provision for excess and obsolete inventory	68	66	2	—	—	1	1	1	—	1
Merger-related commitments(d)(e)	503	3	—	—	—	138	100	120	358	—
Severance costs	122	50	—	—	—	—	—	—	54	—
Asset retirement costs	—	—	—	—	—	—	4	2	—	—
Lower of cost or net realizable value inventory adjustment	36	36	—	—	—	—	—	—	—	—
Other	17	17	(3)	(2)	(12)	(4)	(3)	(3)	(7)	(3)

Total other non-cash operating activities	$1,056	$169	$83	$27	$60	$158	$121	$138	$444	$46

Non-cash investing and financing activities:
Change in capital expenditures not paid	$(364)	$(317)	$(21)	$(12)	$2	$11	$(9)	$6	$(4)	$11
Fair value of net assets contributed to Generation in connection with the PHI Merger, net of cash(d)(f)	—	119	—	—	—	—	—	—	—	—
Fair value of net assets distributed to Exelon in connection with the PHI Merger, net of cash(d)(f)	—	—	—	—	—	—	—	—	127	—
Fair value of pension obligation transferred in connection with the PHI Merger	—	—	—	—	—	—	—	—	53	—
Assumption of member purchase liability	—	—	—	—	—	—	—	—	29	—
Assumption of merger commitment liability	—	—	—	—	—	33	—	—	33	—
Change in PPE related to ARO update	471	471	—	—	—	—	—	—	—	—
Indemnification of like-kind exchange position(g)	—	—	5	—	—	—	—	—	—	—
Non-cash financing of capital projects	60	60	—	—	—	—	—	—	—	—
Dividends on stock compensation	2	—	—	—	—	—	—	—	—	—

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
(c)

Reflects the change in distribution rates pursuant to EIMA and FEJA, which allows for the recovery of distribution costs by a utility through a pre-established performance-based formula rate tariff. Beginning June 1, 2017, also reflects the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

change in energy efficiency rates pursuant to FEJA, which allows for the recovery of energy efficiency costs by a utility through a pre-established performance-based formula rate tariff. See Note 5 — Regulatory Matters for more information.

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

(g)	See Note 11 — Income Taxes for discussion of the like-kind exchange tax position.

Supplemental Balance Sheet Information

The following tables provide additional information about assets and liabilities of the Registrants as of June 30, 2017 and December 31, 2016.

								Successor
June 30, 2017	Exelon		Generation		ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Property, plant and equipment:
Accumulated depreciation and amortization	$19,735	(a)	$10,550	(a)	$4,122	$3,330	$3,358	$360	$3,131	$1,212	$1,042
Accounts receivable:
Allowance for uncollectible accounts	$322		$102		$71	$59	$26	$64	$25	$19	$20

								Successor
December 31, 2016	Exelon		Generation		ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Property, plant and equipment:
Accumulated depreciation and amortization	$19,169	(b)	$10,562	(b)	$3,937	$3,253	$3,254	$195	$3,050	$1,175	$1,016
Accounts receivable:
Allowance for uncollectible accounts	$334		$91		$70	$61	$32	$80	$29	$24	$27

(a)	Includes accumulated amortization of nuclear fuel in the reactor core of $3,016 million.
(b)	Includes accumulated amortization of nuclear fuel in the reactor core of $3,186 million.

PECO Installment Plan Receivables (Exelon and PECO)

PECO enters into payment agreements with certain delinquent customers, primarily residential, seeking to restore their service, as required by the PAPUC. Customers with past due balances that meet certain income criteria are provided the option to enter into an installment payment plan, some of which have terms greater than one year, to repay past due balances in addition to paying for their ongoing service on a current basis. The receivable balance for these payment agreement receivables is recorded in accounts receivable for the current portion and other deferred debits and other assets for the noncurrent portion. The net receivable balance for installment plans with terms greater than one year was $11 million and $9 million as of June 30, 2017 and December 31, 2016, respectively. The allowance for uncollectible accounts reserve methodology and assessment of the credit quality of the installment plan receivables are consistent with the customer accounts receivable methodology discussed in Note 1 — Significant Accounting Policies of the Exelon 2016 Form 10-K. The allowance for uncollectible accounts balance associated with these receivables at June 30, 2017 of $13 million consists of $1 million, $3 million and $9 million for low risk, medium risk and high risk segments, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

The allowance for uncollectible accounts balance at December 31, 2016 of $13 million consists of $1 million, $3 million and $9 million for low risk, medium risk and high risk segments, respectively. The balance of the payment agreement is billed to the customer in equal monthly installments over the term of the agreement. Installment receivables outstanding as of June 30, 2017 and December 31, 2016 include balances not yet presented on the customer bill, accounts currently billed and an immaterial amount of past due receivables. When a customer defaults on its payment agreement, the terms of which are defined by plan type, the entire balance of the agreement becomes due and the balance is reclassified to current customer accounts receivable and reserved for in accordance with the methodology discussed in Note 1 — Significant Accounting Policies of the Exelon 2016 Form 10-K.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2017 and 2016 is as follows:

Three Months Ended June 30, 2017 and 2016

					Successor
	Generation(a)	ComEd	PECO	BGE	PHI(b)	Other(c)	Intersegment Eliminations	Exelon
Operating revenues(d):
2017
Competitive businesses electric revenues	$3,719	$—	$—	$—	$—	$—	$(266)	$3,453
Competitive businesses natural gas revenues	430	—	—	—	—	—	—	430
Competitive businesses other revenues	25	—	—	—	—	—	—	25
Rate-regulated electric revenues	—	1,357	550	571	1,040	—	(7)	3,511
Rate-regulated natural gas revenues	—	—	80	103	22	—	(1)	204
Shared service and other revenues	—	—	—	—	12	449	(461)	—
2016
Competitive businesses electric revenues	$3,655	$—	$—	$—	$—	$—	$(354)	$3,301
Competitive businesses natural gas revenues	367	—	—	—	—	—	—	367
Competitive businesses other revenues	(433)	—	—	—	—	—	(1)	(434)
Rate-regulated electric revenues	—	1,286	587	584	1,030	—	(7)	3,480
Rate-regulated natural gas revenues	—	—	77	96	26	—	(2)	197
Shared service and other revenues	—	—	—	—	10	398	(409)	(1)
Intersegment revenues(e):
2017	$266	$3	$2	$3	$12	$448	$(734)	$—
2016	355	3	2	4	10	398	(771)	1
Net income (loss):
2017	$(266)	$118	$88	$45	$66	$13	$—	$64
2016	28	145	100	34	52	(52)	(1)	306
Total assets:
June 30, 2017	$48,130	$29,160	$11,041	$8,786	$21,190	$10,783	$(11,986)	$117,104
December 31, 2016	46,974	28,335	10,831	8,704	21,025	10,369	(11,334)	114,904

(a)

Generation includes the six reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Power Regions. Intersegment revenues for Generation for the three months ended June 30, 2017 include revenue from sales to PECO of $34 million, sales to BGE of $99 million, sales to Pepco of $68 million, sales to DPL of $40 million, and sales to ACE of $7 million in the Mid-Atlantic region, and sales to ComEd of $18 million in the Midwest region. For the three months ended June 30, 2016, intersegment revenues for Generation include revenue from sales to PECO of $64 million, sales to BGE of $135 million, sales to Pepco of $88 million, sales to DPL of $43 million, and sales to ACE of $12 million in the Mid-Atlantic region, and sales to ComEd of $13 million in the Midwest region.

(b)	Amounts included represent activity for PHI’s successor period, three months ended June 30, 2017 and 2016. PHI includes the three reportable segments: Pepco, DPL and ACE.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

(c)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(d)

Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses on the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18  — Supplemental Financial Information for total utility taxes for the three months ended June 30, 2017 and 2016.

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

Successor PHI:

	Pepco	DPL	ACE	Other(b)	Intersegment Eliminations	PHI
Operating revenues(a):
Three months ended June 30, 2017—Successor
Rate-regulated electric revenues	$514	$260	$270	$—	$(4)	$1,040
Rate-regulated natural gas revenues	—	22	—	—	—	22
Shared service and other revenues	—	—	—	13	(1)	12
Three months ended June 30, 2016—Successor
Rate-regulated electric revenues	$509	$255	$270	$—	$(4)	$1,030
Rate-regulated natural gas revenues	—	26	—	—	—	26
Shared service and other revenues	—	—	—	10	—	10
Intersegment revenues:
Three months ended June 30, 2017—Successor	$1	$2	$1	$13	$(5)	$12
Three months ended June 30, 2016—Successor	1	2	1	10	(4)	10
Net income (loss):
Three months ended June 30, 2017—Successor	$43	$19	$8	$(16)	$12	$66
Three months ended June 30, 2016—Successor	49	12	3	(22)	10	52
Total assets:
June 30, 2017 — Successor	$7,648	$4,235	$3,478	$10,800	$(4,971)	$21,190
December 31, 2016 — Successor	7,335	4,153	3,457	10,804	(4,724)	21,025

(a)

Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses on the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18 — Supplemental Financial Information for total utility taxes for the three months ended June 30, 2017 and 2016.

(b)	Other primarily includes PHI’s corporate operations, shared service entities and other financing and investment activities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic	$1,356	$9	$1,365	$1,432	$(16)	$1,416
Midwest	1,058	(8)	1,050	1,076	7	1,083
New England	438	(5)	433	352	(1)	351
New York	352	(5)	347	356	(10)	346
ERCOT	247	—	247	207	—	207
Other Power Regions	268	(9)	259	232	(9)	223

Total Revenues for Reportable Segments	3,719	(18)	3,701	3,655	(29)	3,626

Other(b)	455	18	473	(66)	29	(37)

Total Generation Consolidated Operating Revenues	$4,174	$—	$4,174	$3,589	$—	$3,589

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.
(b)

Other represents activities not allocated to a region. See text above for a description of included activities. Includes a $15 million and $9 million decrease to revenues for the amortization of intangible assets and liabilities related to commodity contracts recorded at fair value for the three months ended June 30, 2017 and 2016, respectively, unrealized mark-to-market losses of $143 million and $615 million for the three months ended June 30, 2017 and 2016, respectively, and elimination of intersegment revenues.

Generation total revenues net of purchased power and fuel expense:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$757	$26	$783	$830	$(2)	$828
Midwest	728	—	728	724	4	728
New England	157	(10)	147	118	(8)	110
New York	230	—	230	270	(3)	267
ERCOT	121	(51)	70	111	(34)	77
Other Power Regions	134	(44)	90	123	(27)	96

Total Revenues net of purchased power and fuel for Reportable Segments	2,127	(79)	2,048	2,176	(70)	2,106

Other(b)	(110)	79	(31)	(164)	70	(94)

Total Generation Revenues net of purchased power and fuel expense	$2,017	$—	$2,017	$2,012	$—	$2,012

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.
(b)

Other represents activities not allocated to a region. See text above for a description of included activities. Includes a $20 million and $12 million decrease to RNF for the amortization of intangible assets and liabilities related to commodity contracts for the three months ended June 30, 2017 and 2016, respectively, unrealized mark-to-market losses of $184 million and $304 million for the three months ended June 30, 2017 and 2016, respectively, and the elimination of intersegment revenue net of purchased power and fuel expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2017 and 2016

					Successor
	Generation(a)	ComEd	PECO	BGE	PHI(b)	Other(c)	Intersegment Eliminations	Exelon
Operating revenues(d):
2017
Competitive businesses electric revenues	$7,437	$—	$—	$—	$—	$—	$(592)	$6,845
Competitive businesses natural gas revenues	1,348	—	—	—	—	—	—	1,348
Competitive businesses other revenues	276	—	—	—	—	—	(1)	275
Rate-regulated electric revenues	—	2,656	1,140	1,237	2,138	1	(16)	7,156
Rate-regulated natural gas revenues	—	—	286	388	87	—	(4)	757
Shared service and other revenues	—	—	—	—	23	870	(893)	—
2016
Competitive businesses electric revenues	$7,352	$—	$—	$—	$—	$—	$(620)	$6,732
Competitive businesses natural gas revenues	1,189	—	—	—	—	—	—	1,189
Competitive businesses other revenues	(212)	—	—	—	—	—	(1)	(213)
Rate-regulated electric revenues	—	2,535	1,232	1,264	1,120	—	(15)	6,136
Rate-regulated natural gas revenues	—	—	273	345	28	—	(5)	641
Shared service and other revenues	—	—	—	—	23	803	(826)	—
Intersegment revenues(e):
2017	$594	$9	$3	$8	$23	$866	$(1,503)	$—
2016	621	8	4	9	23	803	(1,466)	2
Net income (loss):
2017	$144	$259	$215	$169	$205	$54	$—	$1,046
2016	285	260	224	135	(257)	(215)	(2)	430

(a)

Generation includes the six reportable segments shown below: Mid-Atlantic, Midwest, New England, New York, ERCOT and Other Power Regions. Intersegment revenues for Generation for the six months ended June 30, 2017 include revenue from sales to PECO of $79 million, sales to BGE of $233 million, sales to Pepco of $152 million, sales to DPL of $91 million, and sales to ACE of $16 million in the Mid-Atlantic region, and sales to ComEd of $23 million in the Midwest region. For the six months ended June 30, 2016, intersegment revenues for Generation include revenue from sales to PECO of $143 million and sales to BGE of $306 million in the Mid-Atlantic region, and sales to ComEd of $18 million in the Midwest region. For the Successor period of March 24, 2016 to June 30, 2016, intersegment revenues for Generation include revenue from sales to Pepco of $94 million, sales to DPL of $47 million, and sales to ACE of $13 million in the Mid-Atlantic region.

(b)

Amounts included represent activity for PHI’s successor period, six months ended June 30, 2017 and March 24, 2016 through June 30, 2016. PHI includes the three reportable segments: Pepco, DPL and ACE. See tables below for PHI’s predecessor period, including Pepco, DPL and ACE, for January 1, 2016 to March 23, 2016.

(c)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.
(d)

Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses on the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18 — Supplemental Financial Information for total utility taxes for the six months ended June 30, 2017 and 2016.

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

Successor and Predecessor PHI:

	Pepco	DPL	ACE	Other(b)	Intersegment Eliminations	PHI
Operating revenues(a):
Six Months Ended June 30, 2017—Successor
Rate-regulated electric revenues	$1,045	$557	$544	$1	$(9)	$2,138
Rate-regulated natural gas revenues	—	87	—	—	—	87
Shared service and other revenues	—	—	—	25	(2)	23
March 24, 2016 to June 30, 2016—Successor
Rate-regulated electric revenues	$550	$279	$293	$3	$(5)	$1,120
Rate-regulated natural gas revenues	—	29	—	(1)	—	28
Shared service and other revenues	—	—	—	23	—	23
January 1, 2016 to March 23, 2016—Predecessor
Rate-regulated electric revenues	$511	$279	$268	$42	$(4)	$1,096
Rate-regulated natural gas revenues	—	56	—	1	—	57
Shared service and other revenues	—	—	—	—	—	—
Intersegment revenues:
Six Months Ended June 30, 2017 — Successor	$3	$4	$1	$24	$(9)	$23
March 24, 2016 to June 30, 2016 — Successor	2	2	1	23	(5)	23
January 1, 2016 to March 23, 2016 — Predecessor	1	2	1	—	(4)	—
Net income (loss):
Six Months Ended June 30, 2017 — Successor	$101	$76	$36	$(31)	$23	$205
March 24, 2016 to June 30, 2016 — Successor	(92)	(86)	(102)	—	23	(257)
January 1, 2016 to March 23, 2016 — Predecessor	32	26	5	(44)	—	19

(a)

Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses on the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18 — Supplemental Financial Information for total utility taxes for the six months ended June 30, 2017 and 2016.

(b)

Other primarily includes PHI’s corporate operations, shared service entities and other financing and investment activities. For the predecessor period presented, Other includes the activity of PHI’s unregulated businesses which were distributed to Exelon and Generation as a result of the PHI Merger.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

Generation total revenues:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Revenues from external customers(a)	Intersegment revenues	Total Revenues	Revenues from external customers(a)	Intersegment revenues	Total Revenues
Mid-Atlantic	$2,785	$5	$2,790	$2,964	$(28)	$2,936
Midwest	2,107	(5)	2,102	2,166	13	2,179
New England	987	(7)	980	823	(2)	821
New York	662	(8)	654	573	(24)	549
ERCOT	439	(1)	438	370	—	370
Other Power Regions	457	(14)	443	456	(9)	447

Total Revenues for Reportable Segments	7,437	(30)	7,407	7,352	(50)	7,302

Other(b)	1,624	30	1,654	977	50	1,027

Total Generation Consolidated Operating Revenues	$9,061	$—	$9,061	$8,329	$—	$8,329

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.
(b)

Other represents activities not allocated to a region. See text above for a description of included activities. Includes a $17 million decrease to revenues and an $11 million increase to revenues for the amortization of intangible assets and liabilities related to commodity contracts recorded at fair value for the six months ended June 30, 2017 and 2016, respectively, unrealized mark-to-market losses of $98 million and $553 million for the six months ended June 30, 2017 and 2016, respectively, and elimination of intersegment revenues.

Generation total revenues net of purchased power and fuel expense:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RN	Total RNF
Mid-Atlantic	$1,513	$44	$1,557	$1,661	$8	$1,669
Midwest	1,431	12	1,443	1,443	6	1,449
New England	271	(14)	257	204	(13)	191
New York	385	—	385	408	(13)	395
ERCOT	214	(76)	138	192	(54)	138
Other Power Regions	240	(88)	152	211	(37)	174

Total Revenues net of purchased power and fuel expense for Reportable Segments	4,054	(122)	3,932	4,119	(103)	4,016

Other(b)	52	122	174	190	103	293

Total Generation Revenues net of purchased power and fuel expense	$4,106	$—	$4,106	$4,309	$—	$4,309

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.
(b)

Other represents activities not allocated to a region. See text above for a description of included activities. Includes a $22 million decrease to RNF and a $7 million increase to RNF for the amortization of intangible assets and liabilities related

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in millions, except per share data, unless otherwise noted)

to commodity contracts for the six months ended June 30, 2017 and 2016, respectively, unrealized mark-to-market losses of $233 million and $201 million for the six months ended June 30, 2017 and 2016, respectively, and the elimination of intersegment revenue net of purchased power and fuel expense.

20.     Subsequent Events (Exelon and Generation)

On July 6, 2017, ExGen Renewables Holdings, LLC, a wholly owned subsidiary of Generation, completed the sale of a 49% interest of ExGen Renewables Partners, LLC, a newly formed owner and operator of approximately 1,296 megawatts of Generation’s operating wind and solar electric generating facilities. ExGen Renewables Holdings will be the managing member of ExGen Renewables Partners, LLC, and have day-to-day control and management over its renewable generation portfolio. The closing of the transaction was subject to certain regulatory approvals, including the Federal Energy Regulatory Commission (FERC) and the Public Utility Commission of Texas (PUCT) which were received during the second quarter of 2017. The sale price was $400 million plus immaterial working capital and other customary post-closing adjustments. The net proceeds, after approximately $120 million of income taxes, will be used to pay down debt and for general corporate purposes. Generation will continue to consolidate ExGen Renewables Partners, LLC and will record a noncontrolling interest on its Consolidated Balance Sheet for the investor’s initial equity share as well as earnings attributable to the noncontrolling interest in the Consolidated Statements of Operations and Comprehensive Income each period going forward.

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

Financial Results of Operations

GAAP Results of Operations

The following tables sets forth Exelon’s GAAP consolidated results of operations for the three and six months ended June 30, 2017 compared to the same period in 2016. The 2016 amounts include the operations of PHI, Pepco, DPL and ACE from March 24, 2016 through June 30, 2016. All amounts presented below are before the impact of income taxes, except as noted.

	Three Months Ended June 30,								Favorable (Unfavorable) Variance
	2017							2016
	Generation	ComEd	PECO	BGE	PHI	Other	Exelon	Exelon(b)
Operating revenues	$4,174	$1,357	$630	$674	$1,074	$(286)	$7,623	$6,910	$713
Purchased power and fuel	2,157	378	197	234	383	(263)	3,086	2,454	(632)

Revenue net of purchased power and fuel(a)	2,017	979	433	440	691	(23)	4,537	4,456	81

Other operating expenses
Operating and maintenance	2,010	377	190	174	269	(49)	2,971	2,505	(466)
Depreciation and amortization	334	211	71	112	165	22	915	941	26
Taxes other than income	140	72	35	56	110	7	420	394	(26)

Total other operating expenses	2,484	660	296	342	544	(20)	4,306	3,840	(466)
Gain on sales of assets	—	—	—	—	1	—	1	31	(30)

Operating income (loss)	(467)	319	137	98	148	(3)	232	647	(415)

Other income and (deductions)
Interest expense, net	(129)	(101)	(31)	(26)	(59)	(90)	(436)	(376)	(60)
Other, net	181	4	2	4	13	1	205	144	61

Total other income and (deductions)	52	(97)	(29)	(22)	(46)	(89)	(231)	(232)	1

Income (loss) before income taxes	(415)	222	108	76	102	(92)	1	415	(414)
Income taxes	(158)	104	20	31	36	(105)	(72)	102	174
Equity in losses of unconsolidated affiliates	(9)	—	—	—	—	—	(9)	(7)	(2)

Net income (loss)	(266)	118	88	45	66	13	64	306	(242)
Net income (loss) attributable to noncontrolling interests and preference stock dividends	(16)	—	—	—		—	(16)	39	55

Net income (loss) attributable to common shareholders	$(250)	$118	$88	$45	$66	$13	$80	$267	$(187)

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

(b)	As a result of the PHI Merger, Exelon includes the consolidated results of PHI, Pepco, DPL and ACE from April 1, 2016 through June 30, 2016.

	Six Months Ended June 30,								Favorable (Unfavorable) Variance
	2017							2016
	Generation	ComEd	PECO	BGE	PHI	Other	Exelon	Exelon(b)
Operating revenues	$9,061	$2,656	$1,426	$1,625	$2,248	$(635)	$16,381	$14,485	$1,896
Purchased power and fuel expense	4,955	713	484	584	845	(596)	6,985	5,708	(1,277)

Revenue net of purchased power and fuel expense(a)	4,106	1,943	942	1,041	1,403	(39)	9,396	8,777	619

Other operating expenses
Operating and maintenance	3,497	747	398	357	524	(92)	5,431	5,341	(90)
Depreciation and amortization	637	419	141	239	332	43	1,811	1,626	(185)
Taxes other than income	282	144	74	119	221	17	857	720	(137)

Total other operating expenses	4,416	1,310	613	715	1,077	(32)	8,099	7,687	(412)
Gain on sales of assets	4	—	—	—	1	—	5	40	(35)
Bargain purchase gain	226	—	—	—	—	—	226	—	226

Operating income (loss)	(80)	633	329	326	327	(7)	1,528	1,130	398

Other income and (deductions)
Interest expense, net	(228)	(185)	(62)	(54)	(122)	(158)	(809)	(663)	(146)
Other, net	440	8	3	8	26	3	488	258	230

Total other income and (deductions)	212	(177)	(59)	(46)	(96)	(155)	(321)	(405)	84

Income (loss) before income taxes	132	456	270	280	231	(162)	1,207	725	482
Income taxes	(31)	197	55	111	26	(215)	143	285	142
Equity in (losses) earnings of unconsolidated affiliates	(19)	—	—	—	—	1	(18)	(10)	(8)

Net income	144	259	215	169	205	54	1,046	430	616
Net loss attributable to noncontrolling interests and preference stock dividends	(30)	—	—	—	—	—	(30)	(10)	20

Net income attributable to common shareholders	$174	$259	$215	$169	$205	$54	$1,076	$440	$636

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    Exelon’s Net income attributable to common shareholders was $80 million for the three months ended June 30, 2017 as compared to $267 million for the three months ended June 30, 2016, and diluted earnings per average common share were $0.09 for the three months ended June 30, 2017 as compared to $0.29 for the three months ended June 30, 2016.

Revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, increased by $81 million for the three months ended June 30, 2017 as compared to the same period in 2016. The quarter-over-quarter increase in Revenue net of purchased power and fuel expense was primarily due to the following favorable factors:

•	Increase of $120 million at Generation due to mark-to-market losses of $184 million in 2017 compared to $304 million in 2016;

•	Increase of $41 million at PHI primarily due to increased distribution revenue as a result of rate increases effective in 2016 and 2017;

•

Increase of $32 million at ComEd primarily due to higher electric distribution and transmission formula rate revenues resulting from increased capital investment, increased Depreciation expense and higher allowed electric distribution ROE due to an increase in treasury rates, partially offset by favorable weather conditions in the second quarter 2016; and

•	Increase of $21 million at BGE primarily due to the impacts of the electric and natural gas distribution rate increases effective in June 2016 and July 2016.

The quarter-over-quarter increase in Revenue net of purchase power and fuel expense was partially offset by a decrease of $115 million at Generation due to the conclusion of the Ginna reliability support services agreement, lower realized energy prices and lower optimization in Generation’s natural gas portfolio, partially offset by Zero Emission Credit revenue due to the impact of the New York Clean Energy Standard and increased nuclear volumes due to the acquisition of the FitzPatrick nuclear facility.

Operating and maintenance expense increased by $466 million for the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to the following unfavorable factors:

•	Increase of $375 million at Generation due to long-lived asset impairments primarily related to the EGTP assets held for sale;

•	Increase of $71 million at Generation due to increased nuclear outage costs;

•

Increase in Generation’s and PHI’s labor, contracting and materials expense of $28 million primarily related to the inclusion of FitzPatrick at Generation and increased preventative maintenance expenses at PHI; and

•	Increase of $28 million at Generation, BGE and Pepco due to increases in uncollectible accounts.

The quarter-over-quarter increase in Operating and maintenance expense was partially offset by a decrease of $51 million at BGE due to the absence of 2016 charges for certain disallowances contained in the June and July 2016 rate orders.

Depreciation and amortization expense decreased by $26 million primarily due to lower accelerated depreciation and amortization as a result of the 2017 decision to early retire the TMI nuclear facility compared to the previous decision in 2016 to early retire the Clinton and Quad Cities nuclear facilities, partially offset by increased depreciation expense as a result of ongoing capital expenditures across all operating companies for the three months ended June 30, 2017 as compared to the same period in 2016.

Taxes other than income increased by $26 million primarily due to the addition of FitzPatrick and increased gross receipts tax accruals at Generation for the three months ended June 30, 2017 as compared to the same period in 2016.

Gain on sales of assets decreased by $30 million primarily due to Generation’s gain associated with sale of the New Boston generating site in 2016.

Interest expense, net increased by $60 million primarily due to higher outstanding debt and additional interest recorded in the second quarter 2017 related to Exelon’s like-kind exchange tax position for the three months ended June 30, 2017 as compared to the same period in 2016.

Other, net increased by $61 million primarily due to higher net unrealized and realized gains on NDT funds at Generation for the three months ended June 30, 2017 as compared to the same period in 2016.

Exelon’s effective income tax rates for the three months ended June 30, 2017 and 2016 were (7,200.0)% and 24.6%, respectively. The effective tax rate for the three months ended June 30, 2017 is disproportionately impacted due to the decline in pre-tax GAAP earnings and changes in other reconciling items. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016. Exelon’s Net income attributable to common shareholders was $1,076 million for the six months ended June 30, 2017 as compared to $440 million for the six months ended June 30, 2016, and diluted earnings per average common share were $1.15 for the six months ended June 30, 2017 as compared to $0.48 for the six months ended June 30, 2016.

Revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed below, increased by $619 million for the six months ended June 30, 2017 as compared to the same period in 2016. The year-over-year increase in Revenue net of purchased power and fuel expense was primarily due to the following favorable factors:

•

Increase of $94 million at ComEd primarily due to higher electric distribution and transmission formula rate revenues resulting from increased capital investment, increased Depreciation expense and higher allowed electric distribution ROE due to an increase in treasury rates;

•	Increase of $66 million at BGE primarily due to the impacts of the electric and natural gas distribution rate increases effective in June 2016 and July 2016; and

•

Increase of $686 million in Revenue net of purchased power and fuel due to the inclusion of PHI’s results for the six months ended June 30, 2017 compared to the period March 24, 2016 to June 30, 2016, as well as various distribution rate increases effective in 2016 and 2017.

The year-over-year increase in Revenue net of purchased power and fuel expense was partially offset by the following unfavorable factors:

•	Decrease of $32 million at Generation due to mark-to-market losses of $233 million in 2017 compared to $201 million in 2016; and

•

Decrease of $171 million at Generation primarily due to the impacts of declining natural gas prices and lower optimization in Generation’s natural gas portfolio, the conclusion of the Ginna reliability support services agreement, lower realized energy prices and decreased capacity prices, partially offset by Zero Emission Credit revenue due to the impact of the New York Clean Energy Standard and the absence of oil inventory write downs in 2017.

Operating and maintenance expense increased by $90 million for the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to the following unfavorable factors:

•	Increase of $266 million at Generation due to long-lived asset impairments primarily related to the EGTP assets held for sale;

•	Increase of $99 million at Generation due to increased nuclear outage costs;

•

Increase in Generation’s labor, contracting and materials cost of $85 million primarily due to the inclusion of Pepco Energy Services results for the six months ended June 30, 2017 compared to the period March 24, 2016 to June 30, 2016, increased contracting costs related to energy efficiency projects and the inclusion of FitzPatrick from March 31, 2017; and

•

Increase of $258 million, exclusive of PHI merger-related costs discussed below, in Operating and maintenance expense due to the inclusion of PHI’s results for the six months ended June 30, 2017 compared to the period March 24, 2016 to June 30, 2016.

The year-over-year increase in Operating and maintenance expense was partially offset by the following favorable factors:

•

Decrease of $126 million at Exelon, exclusive of PHI merger–related costs discussed below, due to merger commitment and other merger-related costs of $74 million in 2017 compared to $200 million in 2016;

•	Decrease of $51 million at BGE due to the absence of 2016 charges for certain disallowances contained in the June and July 2016 rate orders; and

•	Decrease of $429 million at PHI primarily due to merger commitment and other merger-related costs of $419 million recognized in the period March 24, 2016 to June 30, 2016.

Depreciation and amortization expense increased by $185 million primarily due to increased depreciation expense as a result of ongoing capital expenditures across all operating companies and the inclusion of PHI’s results for the six months ended June 30, 2017 compared to the period March 24, 2016 to June 30, 2016, partially offset by lower accelerated depreciation and amortization as a result of the 2017 decision to early retire the TMI nuclear facility compared to the previous decision in 2016 to early retire the Clinton and Quad Cities nuclear facilities.

Taxes other than income increased by $137 million primarily due to the addition of FitzPatrick and increased gross receipts tax accruals at Generation and the inclusion of PHI’s results for the six months ended June 30, 2017 compared to the period March 24, 2016 to June 30, 2016.

Gain on sales of assets decreased by $35 million primarily due to Generation’s gain associated with the sale of the New Boston generating site in 2016.

Bargain purchase gain increased by $226 million due to the gain associated with Generation’s FitzPatrick acquisition for the six months ended June 30, 2017 as compared to the same period in 2016.

Interest expense, net increased by $146 million primarily due to higher outstanding debt, additional interest recorded in the second quarter 2017 related to Exelon’s like-kind exchange tax position and the inclusion of PHI’s results for the six months ended June 30, 2017 compared to the period March 24, 2016 to June 30, 2016.

Other, net increased by $230 million primarily due to higher net unrealized and realized gains on NDT funds at Generation for the six months ended June 30, 2017 as compared to the same period in 2016.

Exelon’s effective income tax rates for the six months ended June 30, 2017 and 2016 were 11.8% and 39.3%, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

For further detail regarding the financial results for the three and six months ended June 30, 2017, including explanation of the non-GAAP measure Revenue net of purchased power and fuel expense, see the discussions of Results of Operations by Segment below.

Adjusted (non-GAAP) Operating Earnings

Exelon’s adjusted (non-GAAP) operating earnings for the three months ended June 30, 2017 were $509 million, or $0.54 per diluted share, compared with adjusted (non-GAAP) operating earnings of $604 million, or $0.65 per diluted share for the same period in 2016. Exelon’s adjusted (non-GAAP) operating earnings for the six months ended June 30, 2017 were $1,114 million, or $1.19 per diluted share, compared with adjusted (non-GAAP) operating earnings of $1,235 million, or $1.33 per diluted share for the same period in 2016. In addition to net income, Exelon evaluates its operating performance using the measure of adjusted (non-GAAP) operating earnings because management believes it represents earnings directly related to the ongoing operations of the business. Adjusted (non-GAAP) operating earnings exclude certain costs, expenses, gains and losses and other specified items. This information is intended to enhance an investor’s overall understanding of period-over-period operating results and provide an indication of Exelon’s baseline operating performance excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. Adjusted (non-GAAP) operating earnings is not a presentation defined under GAAP and may not be comparable to other companies’ presentations or deemed more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between net income attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2017 as compared to the same period in 2016. The footnotes below the table provide tax expense (benefit) impacts:

	Three Months Ended June 30,
	2017		2016
(All amounts in millions after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$80	$0.09	$267	$0.29
Mark-to-Market Impact of Economic Hedging Activities(a) (net of taxes of $72 and $120, respectively)	113	0.12	185	0.20
Unrealized Gains Related to NDT Fund Investments(b) (net of taxes of $20 and $29, respectively)	(45)	(0.05)	(27)	(0.03)
Amortization of Commodity Contract Intangibles(c) (net of taxes of $8 and $4, respectively)	12	0.01	8	0.01
Merger and Integration Costs(d) (net of taxes of $9 and $0, respectively)	15	0.01	1	—
Merger Commitments(e) (entire amount represents tax expense)	—	—	1	—
Long-Lived Asset Impairments(f) (net of taxes of $172 and $14, respectively)	268	0.29	22	0.02
Plant Retirements and Divestitures(g) (net of taxes of $42 and $85, respectively)	66	0.07	133	0.14
Cost Management Program(i) (net of taxes of $4 and $3, respectively)	6	0.01	6	0.01
Like-Kind Exchange Tax Position(l) (net of taxes of $66)	(26)	(0.03)	—	—
CENG Noncontrolling Interest(m) (net of taxes of $5 and $1, respectively)	20	0.02	8	0.01

Adjusted (non-GAAP) Operating Earnings	$509	$0.54	$604	$0.65

	Six Months Ended June 30,
	2017		2016
(All amounts in millions after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$1,076	$1.15	$440	$0.48
Mark-to-Market Impact of Economic Hedging Activities(a) (net of taxes of $91 and $81, respectively)	142	0.15	121	0.12
Unrealized Gains Related to NDT Fund Investments(b) (net of taxes of $130 and $64, respectively)	(144)	(0.15)	(59)	(0.07)
Amortization of Commodity Contract Intangibles(c) (net of taxes of $9 and $2, respectively)	15	0.02	(4)	—
Merger and Integration Costs(d) (net of taxes of $25 and $26, respectively)	40	0.04	79	0.09
Merger Commitments(e) (net of taxes of $137 and $113, respectively)	(137)	(0.15)	395	0.43
Long-Lived Asset Impairments(f) (net of taxes of $172 and $62, respectively)	268	0.29	93	0.10
Plant Retirements and Divestitures(g) (net of taxes of $42 and $85, respectively)	66	0.07	133	0.14
Reassessment of State Deferred Income Taxes(h) (entire amount represents tax expense)	(20)	(0.02)	—	—
Cost Management Program(i) (net of taxes of $7 and $12, respectively)	10	0.01	19	0.02
Tax Settlements(j) (net of taxes of $1)	(5)	(0.01)	—	—
Bargain Purchase Gain(k)	(226)	(0.24)	—	—
Like-Kind Exchange Tax Position(l) (net of taxes of $66)	(26)	(0.03)	—	—
CENG Noncontrolling Interest(m) (net of taxes of $12 and $3, respectively)	55	0.06	18	0.02

Adjusted (non-GAAP) Operating Earnings	$1,114	$1.19	$1,235	$1.33

Note:

Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all items except the unrealized gains and losses related to NDT fund investments, the marginal statutory income tax rates ranged from 39 percent to 41 percent. Under IRS regulations, NDT fund investment returns are taxed at differing rates for investments in qualified vs. non-qualified funds. The tax rates applied to unrealized gains and losses related to NDT Fund investments were 31.4 percent and 47.5 percent for the three and six months ended June 30, 2017, respectively, and 51.6 percent and 52.5 percent for the three and six months ended June 30, 2016, respectively.

(a)

Reflects the impact of net losses on Generation’s economic hedging activities. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s hedging activities.

(b)

Reflects the impact of net unrealized gains on Generation’s NDT fund investments for Non-Regulatory Agreement Units. See Note 12 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional detail related to Generation’s NDT fund investments.

(c)

Reflects the non-cash impact of the amortization of intangible assets, net, primarily related to commodity contracts recorded at fair value for the Integrys acquisition in 2016, and in 2017, the ConEdison Solutions and FitzPatrick acquisitions.

(d)

Reflects certain costs incurred for the PHI acquisition in 2017 and 2016 and Generation’s FitzPatrick acquisition in 2017, including professional fees, employee-related expenses and integration activities. See Note 4 — Mergers, Acquisitions and Dispositions of the Combined Notes to Consolidated Financial Statements for additional detail related to merger and acquisition costs.

(e)

Represents a decrease in reserves for uncertain tax positions related to the deductibility of certain merger commitments associated with the 2012 CEG and 2016 PHI acquisitions in 2017, and costs and adjustments incurred as part of the settlement orders approving the PHI acquisition in 2017 and 2016. See Note 4 — Mergers, Acquisitions and Dispositions of the Combined Notes to Consolidated Financial Statements for additional detail related to PHI Merger commitments.

(f)	Primarily reflects impairments as a result of the ExGenTexas Power, LLC assets held for sale in 2017 and impairments of Upstream assets and certain wind projects at Generation in 2016.
(g)

Primarily reflects accelerated depreciation and amortization expenses, increases to materials and supplies inventory reserves, charges for severance reserves and construction work in progress impairments associated with Generation’s previous decision to early retire the Clinton and Quad Cities nuclear facilities in 2016, partially offset in 2016 by a gain associated with Generation’s sale of the New Boston generating site and Generation’s decision to early retire the Three Mile Island nuclear facility in 2017.

(h)

Reflects the non-cash impact of the remeasurement of state deferred income taxes, primarily as a result of changes in forecasted apportionment related to the PHI acquisition in 2016, and in 2017, and a change in the statutory tax rate.

(i)	Reflects reorganization costs, and in 2016 severance costs, related to a cost management program for 2016 and 2017.
(j)	Reflects benefits related to the favorable settlement of certain income tax positions related to PHI’s unregulated business interests in 2017.
(k)	Represents the excess of the fair value of assets and liabilities acquired over the purchase price for the FitzPatrick acquisition.
(l)	Represents adjustments to income tax, penalties and interest expenses as a result of the finalization of the IRS tax computation related to Exelon’s like-kind exchange tax position in 2017.
(m)	Represents Generation’s noncontrolling interest related to CENG exclusion items, primarily related to the impact of unrealized gains and losses on NDT fund investments and mark-to-market activity.

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

For the three and six months ended June 30, 2017 and 2016, expense has been recognized for the PHI Merger and Generation’s FitzPatrick acquisition as follows:

	Pre-tax Expense
	Three Months Ended June 30, 2017
Merger, Integration and Acquisition Costs:	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Transaction(a)	$4	$3	$—	$—	$—	$—	$—	$—	$—
Other(b)	20	15	1	1	1	3	1	—	1

Total	$24	$18	$1	$1	$1	$3	$1	$—	$1

	Pre-tax Expense
	Three Months Ended June 30, 2016
Merger, Integration and Acquisition Costs:	Exelon(d)	Generation(d)	ComEd	PECO	BGE(e)	PHI(d)(f)	Pepco(d)(g)	DPL(d)(h)	ACE(d)
Employee-Related(c)	$2	$(1)	$(1)	$—	$—	$4	$2	$1	$1
Other(b)	(1)	5	2	1	(5)	(5)	(6)	(1)	1

Total	$1	$4	$1	$1	$(5)	$(1)	$(4)	$—	$2

	Pre-tax Expense
	Six Months Ended June 30, 2017
Merger, Integration and Acquisition Costs:	Exelon	Generation	ComEd	PECO	BGE	PHI(f)	Pepco	DPL(h)	ACE
Transaction(a)	$5	$4	$—	$—	$—	$—	$—	$—	$—
Other(b)	60	56	1	2	2	(2)	2	(7)	2

Total	$65	$60	$1	$2	$2	$(2)	$2	$(7)	$2

	Pre-tax Expense
	Six Months Ended June 30, 2016
Merger and Integration Costs:	Exelon(d)	Generation(d)	ComEd(i)	PECO	BGE(e)	PHI(d)(f)	Pepco(d)(g)	DPL(d)(h)	ACE(d)
Transaction(a)	$35	$—	$—	$—	$—	$—	$—	$—	$—
Employee-Related(c)	73	10	1	1	1	60	29	17	14
Other(b)	(5)	10	(8)	1	(5)	(5)	(6)	(1)	1

Total	$103	$20	$(7)	$2	$(4)	$55	$23	$16	$15

(a)

External, third party costs paid to advisors, consultants, lawyers and other experts to integrate PHI processes and systems into Exelon, to assist in the due diligence and regulatory approval processes and in the closing of transactions.

(b)	Costs to integrate PHI processes and systems into Exelon. For the three and six months ended June 30, 2017, also includes costs to integrate FitzPatrick processes and systems into Exelon.
(c)	Costs primarily for employee severance, pension and OPEB expense and retention bonuses.
(d)	For Exelon, Generation, PHI, Pepco, DPL, and ACE, includes the operations of the acquired businesses beginning on March 24, 2016.
(e)

For the three and six months ended June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $6 million incurred at BGE that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for more information.

(f)

For the six months ended June 30, 2017, includes the reversal of previously incurred acquisition, integration and financing costs of $8 million incurred at PHI that have been deferred and recorded as a regulatory asset for anticipated recovery. For the three months ended June 30, 2016 and the Successor period March 24, 2016 to June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $12 million incurred at PHI that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

(g)

For the three and six months ended June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $9 million incurred at Pepco that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

(h)

For the six months ended June 30, 2017, includes the reversal of previously incurred acquisition, integration and financing costs of $8 million incurred at DPL that have been deferred and recorded as a regulatory asset for anticipated recovery. For the three and six months ended June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $3 million incurred at DPL that have been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters for more information.

(i)

For the six months ended June 30, 2016, includes the reversal of previously incurred acquisition, integration and financing costs of $8 million incurred at ComEd that has been deferred and recorded as a regulatory asset for anticipated recovery. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for more information.

As of June 30, 2017, Exelon expects to incur total PHI acquisition and integration related costs of approximately $700 million, excluding merger commitments. Of this amount, including costs incurred from 2014 through June 30, 2017, Exelon and PHI have incurred approximately $660 million.

Significant 2017 Transactions and Developments

Early Retirement of Three Mile Island Facility

On May 30, 2017, Generation announced it will permanently cease generation operations at Three Mile Island Generating Station (TMI) on or about September 30, 2019. The TMI nuclear plant did not clear in the May 2017 PJM capacity auction for the 2020-2021 planning year and will not receive capacity revenue for that period, the third consecutive year that TMI failed to clear the PJM base residual capacity auction. The plant is currently committed to operate through May 2019. In the second quarter of 2017, as a result of the plant retirement decision of TMI, Exelon and Generation recognized one-time charges in Operating and maintenance expense of $71 million related to materials and supplies inventory reserve adjustments, employee-related costs and construction work-in-progress (CWIP) impairments, among other items. In addition to these one-time charges, there will be ongoing annual incremental non-cash charges to earnings stemming from shortening the expected economic useful life of TMI primarily related to accelerated depreciation of plant assets (including any asset retirement costs (ARC)), accelerated amortization of nuclear fuel, and additional asset retirement obligation (ARO) accretion expense associated with the changes in decommissioning timing and cost assumptions. Exelon’s and Generation’s second quarter 2017 results include an incremental $37 million of pre-tax expense for these items.

The following table summarizes the estimated annual amount and timing of expected incremental non-cash expense items through 2019.

	Projected(a)
Income statement expense (pre-tax)	2017	2018	2019
Depreciation and Amortization
Accelerated depreciation(b)	$250	$430	$325
Accelerated nuclear fuel amortization	10	20	5

Total	$260	$450	$330

(a)	Actual results may differ based on incremental future capital additions, actual units of production for nuclear fuel amortization, future revised ARO assumptions, etc.
(b)	Reflects incremental accelerated depreciation of plant assets, including any ARC.

EGTP Consent Agreement

In September 2014, EGTP, an indirect subsidiary of Exelon and Generation, issued $675 million aggregate principal amount of a nonrecourse senior secured term loan. EGTP’s operating cash flows have been negatively impacted by certain market conditions and the seasonality of its cash flows. On May 2, 2017, EGTP entered into a consent agreement with its lenders to permit EGTP to draw on its revolving credit facility and initiate an orderly sales process to sell the assets of its wholly owned subsidiaries, the proceeds from which will first be used to pay the administrative costs of the sale, the normal and ordinary costs of operating the plants and repayment of the secured debt of EGTP, including the revolving credit facility. As a result, in the second quarter 2017, Exelon and Generation classified certain EGTP assets and liabilities on Exelon’s and Generation’s Consolidated Balance Sheets as held for sale at their respective fair values less costs to sell and included in the other current assets and other current liabilities balances on Exelon’s and Generation’s Consolidated Balance Sheets. At June 30, 2017, a $418 million pre-tax impairment loss was recorded within Operating and maintenance expense on Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. See Note 4 — Mergers, Acquisitions and Dispositions, Note 6—Impairment of Long-Lived Assets and Note 10 — Debt and Credit Agreements for additional information regarding EGTP and the associated nonrecourse debt.

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

Illinois Future Energy Jobs Act

On December 7, 2016, FEJA was signed into law by the Governor of Illinois. FEJA was effective June 1, 2017, and includes, among other provisions, (1) a Zero Emission Standard (ZES) providing compensation for certain nuclear-powered generating facilities, (2) an extension of and certain adjustments to ComEd’s electric distribution formula rate, (3) new cumulative persisting annual energy efficiency MWh savings goals for ComEd, (4) revisions to the Illinois RPS requirements, (5) provisions for adjustments to or termination of FEJA programs if the average impact on ComEd’s customer rates exceeds specified limits, (6) revisions to the existing net metering statute and (7) support for low income rooftop and community solar programs. FEJA establishes new or adjusts existing rate recovery mechanisms for ComEd to recover costs associated with the new or expanded energy efficiency and RPS requirements. Regulatory or legal challenges over the validity of FEJA are possible. See Note 5 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information regarding FEJA. See Note 7 — Early Nuclear Plant Retirements of the Combined Notes to the Consolidated Financial Statements for additional information regarding the economic challenges facing Generation’s Clinton & Quad Cities nuclear plants and the expected benefits of the ZES.

Dismissal of Litigation Challenging ZEC Programs

On July 14, 2017, the U.S. District Court for the Northern District of Illinois dismissed two lawsuits challenging the ZEC program contained in FEJA. On July 17, 2017, the plaintiffs appealed the court’s decisions to the U.S. Court of Appeals for the Seventh Circuit. Additionally, on July 25, 2017, the U.S. District Court for the Southern District of New York dismissed a lawsuit challenging the ZEC program contained in the New York CES. The plaintiffs in the New York case have indicated that they intend to appeal. These court decisions uphold the ZEC programs which support Illinois’s and New York’s efforts to advance clean energy and preserve affordable and reliable energy resources for customers. See Note 5 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information regarding FEJA and the New York CES.

Merger Commitment Unrecognized Tax Benefits

Exelon established a liability for an uncertain tax position associated with the tax deductibility of certain merger commitments incurred by Exelon in connection with the acquisitions of Constellation in 2012 and PHI in 2016. In the first quarter 2017, as a part of its examination of Exelon’s return, the IRS National Office issued guidance concurring with Exelon’s position that the merger commitments were deductible. As a result, Exelon, Generation, PHI, Pepco, DPL, and ACE decreased their liability for unrecognized tax benefits by $146 million, $19 million, $59 million, $21 million, $16 million, and $22 million, respectively, as of June 30, 2017, resulting in a benefit to Income taxes on Exelon’s, Generation’s, PHI’s, Pepco’s, DPL’s and ACE’s Consolidated Statements of Operations and Comprehensive Income and corresponding decreases in their effective tax rates.

Combined-Cycle Gas Turbine Projects

In June 2017, Generation commenced commercial operations of two new combined-cycle gas turbines (CCGTs) at the Colorado Bend and Wolf Hollow Generating Stations in Texas. The two new CCGTs have added nearly 2,200 MWs of capacity to Generation’s fleet, enhancing Generation’s strategy to match generation to customer load. Generation invested approximately $1.5 billion over the past three years to complete the new plant construction, which utilizes new General Electric technology to make them among the cleanest, most efficient CCGTs in the nation.

ComEd Distribution Formula Rate

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

DPL Maryland Electric Distribution Rates

On July 14, 2017, DPL filed an application with the MDPSC to increase its annual electric distribution base rates by $27 million based on a requested ROE of 10.1%. DPL expects a decision on the matter in the first quarter of 2018. DPL cannot predict how much of the requested increase the MDPSC will approve.

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

DPL Delaware Electric and Natural Gas Distribution Rates

On May 17, 2016, DPL filed an application with the DPSC to increase its annual electric and natural gas distribution base rates by $63 million (which was updated to $60 million on March 8, 2017) and $22 million, respectively, based on a requested ROE of 10.6%. Delaware law allowed DPL to put into effect $2.5 million of each of the rate increases effective July 16, 2016. On December 17, 2016, the DPSC approved an additional $29.6 million in electric distribution rates and an additional $10.4 million in natural gas distribution rates effective December 17, 2016, subject to refund based on the final DPSC orders.

On March 8, 2017, DPL entered into a settlement agreement with the Division of the Public Advocate, Delaware Electric Users Group and the DPSC Staff in its electric distribution rate proceeding, which provides for an increase in DPL annual electric distribution base rates of $31.5 million based on an ROE of 9.7% compared to the $32.1 million increase previously put into effect. On May 23, 2017, the DPSC issued an order approving the settlement agreement, with the new rates effective June 1, 2017. Pursuant to the settlement agreement, no refund of the interim rates put into effect on July 16, 2016 and December 17, 2016 (as discussed above) is required.

On April 6, 2017, DPL entered into a settlement agreement with the Division of the Public Advocate and the DPSC Staff in its natural gas distribution rate proceeding, which provides for an increase in DPL annual natural gas distribution base rates of $4.9 million based on an ROE of 9.7%. The settlement agreement also provides that DPL will refund amounts collected under the temporary rates effective July 16, 2016 and December 17, 2016 (as discussed above) in excess of the $4.9 million, and that the new rates will be effective within thirty days of DPSC approval of the settlement agreement. On June 6, 2017, the DPSC issued an order approving the settlement agreement, with the new rates effective July 1, 2017. Pursuant to the settlement agreement, a rate refund plus interest of approximately $5 million will be issued to customers beginning in August 2017 for which a regulatory liability has been recorded as of June 30, 2017.

Pepco DC Electric Distribution Rates

On June 30, 2016, Pepco filed an application with the DCPSC to increase its annual electric distribution base rates by $86 million, as updated to approximately $77 million on February 1, 2017, based on a requested ROE of 10.6%.

On July 25, 2017, the DCPSC issued an order granting Pepco an increase to its annual electric distribution base rates of $36.9 million based on an ROE of 9.5%. The new rates will be effective August 15, 2017. In its decision, the DCPSC ordered that the $25.6 million customer rate credit created as a result of the Exelon and PHI merger will be provided primarily to residential customers and some small commercial customers to offset the impact of this increase until that amount has been exhausted, which is expected to take approximately two years. Additionally, the Commission is holding approximately $6 million to $7 million of the customer rate credit for use toward a possible new class of customers for certain senior citizens and disabled persons. The DCPSC also held that Pepco’s bill stabilization adjustment, which decouples distribution revenues from utility customers from the amount of electricity delivered, will continue to be in place and that no refund of previously collected funds is required. Parties have 30 days from the date of the order to file for reconsideration with the DCPSC.

2017 ACE New Jersey Electric Distribution Rates

On March 30, 2017, ACE submitted an application with the NJBPU to increase its electric distribution rates by approximately $70 million (before New Jersey sales and use tax), which was updated to $72.6 million on July 14, 2017, based upon a requested ROE of 10.1%. The application also requests approval of a rate surcharge mechanism called the “System Renewal Recovery Charge,” which would permit more timely recovery of certain costs associated with reliability and system renewal-related capital investments. ACE currently expects a decision in this matter in the first quarter of 2018, but cannot predict how much of the requested increase the NJBPU will approve.

2016 ACE New Jersey Electric Distribution Rates

On August 24, 2016, the NJBPU issued an order approving a stipulation of settlement among ACE, the New Jersey Division of Rate Counsel, NJBPU Staff and Unimin Corporation, which, among other things, provided that a determination on ACE’s grid resiliency program, PowerAhead, would be separated into a phase II of the rate proceeding and decided at a later date. PowerAhead includes capital investments to enhance the resiliency of the system through improvements focused on improving the distribution system’s ability to withstand major storm events. A stipulation of settlement with respect to the PowerAhead program (the PowerAhead Stipulation) was approved by the NJBPU on May 31, 2017. As adopted, the PowerAhead program includes an approved investment level of $79 million to be recovered through the cost recovery mechanism described in the PowerAhead Stipulation. The NJBPU order adopting the PowerAhead Stipulation was effective on June 10, 2017.

Transmission Formula Rate

The following total increases/(decreases) were included in ComEd’s, BGE’s, Pepco’s, DPL’s and ACE’s electric transmission formula rate filings:

	2017
Annual Transmission Filings(a)	ComEd	BGE	Pepco	DPL	ACE
Initial revenue requirement increase	$44	$31	$5	$6	$20
Annual reconciliation (decrease) increase	(33)	3	15	8	22
Dedicated facilities decrease(b)	—	(8)	—	—	—

Total revenue requirement increase	$11	$26	$20	$14	$42

Allowed return on rate base(c)	8.43%	7.47%	7.92%	7.16%	8.02%
Allowed ROE(d)	11.50%	10.50%	10.50%	10.50%	10.50%

(a)	All rates are effective June 2017, subject to review by the FERC and other parties, which is due by fourth quarter 2017.
(b)	BGE’s transmission revenues include a FERC approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
(c)	Represents the weighted average debt and equity return on transmission rate bases.
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

PECO Transmission Formula Rate

On May 1, 2017, PECO filed a request with FERC seeking approval to update its transmission rates and change the manner in which PECO’s transmission rate is determined from a fixed rate to a formula rate. The formula rate would be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. The formula rate filing includes a requested increase of $22 million to PECO’s annual transmission revenues and a requested rate of return on common equity of 11%, inclusive of a 50 basis point adder for being a member of a regional transmission organization. PECO requested that the new transmission rate be effective as of July 2017. On June 27, 2017, FERC issued an Order accepting the filing and suspending the proposed rates until December 1, 2017, subject to refund, and set the matter for hearing and settlement judge procedures. PECO cannot predict the final outcome of the settlement or hearing proceedings, or the transmission formula FERC may approve.

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

ExGen Renewables Holdings, LLC Transaction

On July 6, 2017, ExGen Renewables Holdings, LLC, a wholly owned subsidiary of Generation, completed the sale of a 49% interest of ExGen Renewables Partners, LLC, a newly formed owner and operator of approximately 1,296 megawatts of Generation’s operating wind and solar electric generating facilities. ExGen Renewables Holdings will be the managing member of ExGen Renewables Partners, LLC, and have day-to-day control and management over its renewable generation portfolio. The closing of the transaction was subject to certain regulatory approvals, including the Federal Energy Regulatory Commission (FERC) and the Public Utility Commission of Texas (PUCT) which were received during the second quarter of 2017. The sale price was $400 million plus immaterial working capital and other customary post-closing adjustments. The net proceeds, after approximately $120 million of income taxes, will be used to pay down debt and for general corporate purposes. Generation will continue to consolidate ExGen Renewables Partners, LLC and will record a noncontrolling interest on its Consolidated Balance Sheet for the investor’s initial equity share as well as earnings attributable to the noncontrolling interest in the Consolidated Statements of Operations and Comprehensive Income each period going forward.

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

Various market, financial, regulatory, legislative and operational factors could affect the Registrants’ success in pursuing their strategies. Exelon continues to assess infrastructure, operational, commercial, policy, and legal solutions to these issues. One key issue is ensuring the ability to properly value nuclear generation assets in the market, solutions to which Exelon is actively pursuing in a variety of jurisdictions and venues. See ITEM 1A. RISK FACTORS of the Exelon 2016 Form 10-K for additional information regarding market and financial factors.

Continually optimizing the cost structure is a key component of Exelon’s financial strategy. In a cost management program initiated late in 2015, the company committed to reducing operation and maintenance expenses and capital costs by approximately $350 million and $50 million, respectively, of which approximately 35% of run-rate savings was achieved by the end of 2016. Approximately 60% of run-rate savings are expected to be achieved by the end of 2017 and fully realized in 2018. At least 75% of the savings are expected to be related to Generation, with the remaining amount related to the Utility Registrants.

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

Competitive Energy Businesses. Generation continually assesses the optimal structure and composition of its generation assets as well as explores wholesale and retail opportunities within the power and gas sectors. Generation’s long-term growth strategy is to prioritize investments in long-term contracted generation across multiple technologies and identify and capitalize on opportunities that provide generation to load matching as a means to provide stable earnings, while identifying emerging technologies where strategic investments provide the option for significant future growth or influence in market development. As of June 30, 2017, Generation has currently approved plans to invest a total of approximately $600 million over the next two years to complete new plant construction currently in progress.

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

Exelon, Generation, ComEd, PECO, BGE, Pepco, DPL and ACE have unsecured syndicated revolving credit facilities with aggregate bank commitments of $0.6 billion, $5.3 billion, $1 billion, $0.6 billion, $0.6 billion, $0.3 billion, $0.3 billion and $0.3 billion, respectively. Generation also has bilateral credit facilities with aggregate maximum availability of $0.5 billion. See Liquidity and Capital Resources—Credit Matters—Exelon Credit Facilities below.

For further detail regarding the Registrants’ liquidity for the six months ended June 30, 2017, see Liquidity and Capital Resources discussion below.

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

Capacity Market Changes in PJM

In the wake of the January 2014 Polar Vortex that blanketed much of the Eastern and Midwestern United States, it became clear that while a major outage event was narrowly avoided, resources in PJM were not providing the level of reliability expected by customers. As a result, on December 12, 2014, PJM filed at FERC a proposal to make significant changes to its current capacity market construct, the Reliability Pricing Model (RPM). PJM’s proposed changes generally sought to improve resource performance and reliability largely by limiting the excuses for non-performance and by increasing the penalties for performance failures. The proposal permits suppliers to include in capacity market offers additional costs and risk so they can meet these higher performance requirements. While offers are expected to put upward pressure on capacity clearing prices, operational improvements made as a result of PJM’s proposal are expected to improve reliability, to reduce energy production costs as a result of more efficient operations and to reduce the need for out of market energy payments to suppliers. Generation participated actively in PJM’s stakeholder process through which PJM developed the proposal and also actively participated in the FERC proceeding including filing comments. On June 9, 2015, FERC approved PJM’s filing largely as proposed by PJM, including transitional auction rules for delivery years 2016/2017 through 2017/2018. As a result of this and several related orders, PJM hosted its 2018/2019 Base Residual Auction (results posted on August 21, 2015) and its transitional auction for delivery year 2016/2017 (results posted on August 31, 2015) and its transitional auction for delivery years 2017/2018 (results posted on September 9, 2015). On May 10, 2016, FERC largely denied rehearing, and a number of parties appealed to the U.S. Court of Appeals for the DC Circuit for review of the decision. On June 20, 2017, the DC Circuit denied all the appeals.

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

On January 9, 2017, the Electric Power Supply Association (EPSA) filed two requests with FERC: one seeking to amend a prior complaint against PJM and another seeking expedited action on a pending NYISO compliance filing in an existing proceeding. Both filings allege that the relevant MOPR should be expanded to also apply to existing resources receiving ZEC compensation under the New York CES and Illinois ZES programs. Exelon has filed protests at FERC in response to each filing, arguing generally that ZEC payments provide compensation for an environmental attribute that is distinct from the energy and capacity sold in the FERC-jurisdictional markets, and therefore, are no different than other renewable support programs like the PTC and RPS that have generally not been subject to a MOPR. However, if successful, for Generation’s facilities in NYISO and PJM expected to receive ZEC compensation (Quad Cities, Ginna, Nine Mile Point and FitzPatrick), an expanded MOPR could require exclusion of ZEC compensation when bidding into future capacity auctions such that these facilities would have an increased risk of not clearing in those auctions and thus no longer receiving capacity revenues during the respective ZEC programs. Any such mitigation of these generating resources could have a material effect on Exelon’s and Generation’s future cash flows and results of operations. The timing of FERC’s decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

Energy Demand

Modest economic growth partially offset by energy efficiency initiatives is resulting in flat to declining load growth in electricity for the utilities. There is a decrease in projected load for electricity for ComEd, PECO, BGE, and ACE, and an essentially flat projected load for electricity for DPL. ComEd, PECO, BGE, Pepco, DPL, and ACE are projecting load volumes to increase (decrease) by (0.4)%, (0.4)%, (2.3)%, (1.3)%, (1.0)%, and (3.9)% respectively, in 2017 compared to 2016.

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

Exelon’s Board of Directors declared the second quarter 2017 dividends of $0.3275 per share each on Exelon’s common stock. The second quarter 2017 dividend was paid on June 9, 2017.

Exelon’s Board of Directors declared the third quarter 2017 dividends of $0.3275 per share each on Exelon’s common stock and is payable on September 8, 2017.

All future quarterly dividends require approval by Exelon’s Board of Directors.

Hedging Strategy

Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. Generation has hedges in place that significantly mitigate this risk for 2017 and 2018. However, Generation is exposed to relatively greater commodity price risk in the subsequent years with respect to which a larger portion of its electricity portfolio is currently unhedged. As of June 30, 2017, the percentage of expected generation hedged for the major reportable segments is 96%-99%, 71%-74% and 39%-42% for 2017, 2018, and 2019 respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted generating facilities based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products, and options. Equivalent sales represent all hedging products, such as wholesale and retail sales of power, options and swaps. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk in subsequent years as well.

Generation procures oil and natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel is obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services, coal, oil and natural gas are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 51% of Generation’s uranium concentrate requirements from 2017 through 2021 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial position.

The Utility Registrants mitigate commodity price risk through regulatory mechanisms that allow them to recover procurement costs from retail customers.

Tax Matters

Potential Corporate Tax Reform

The results of the November 2016 U.S. elections have introduced greater uncertainty with respect to federal tax policies. President Trump has stated that one of his top priorities is comprehensive tax reform as well as

Congressional Republicans have also advocated their intent to advance tax reform. Tax reform proposals have called for a reduction in the corporate federal income tax rate from the current 35% to as low as 15%. Other proposals provide, among other items, for the immediate deduction of capital investment expenditures and full or partial elimination of debt interest expense deductions. On July 27, 2017, the White House and Republican Congressional leaders issued a joint statement reiterating their intent to enact a comprehensive tax reform plan. The statement did not provide details, but emphasized lowering tax rates and maximizing capital expensing. It is uncertain whether and to what extent or when any changes in federal tax policies will be enacted or the transition time frame for such changes. The Utility Registrants’ regulators may impose rate reductions to provide the benefit of any income tax expense reductions to customers and refund “excess” deferred income taxes previously collected through rates. The amounts and timing of any such rate changes would be subject to the discretion of the rate regulator in each specific jurisdiction. For these reasons, the Registrants cannot predict the impact any potential changes may have on their future results of operations, cash flows or financial position, and such changes could be material.

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

Air Quality

Mercury and Air Toxics Standard Rule (MATS). On December 16, 2011, the EPA signed a final rule to reduce emissions of toxic air pollutants from power plants and signed revisions to the NSPS for electric generating units. The final rule, known as MATS, requires coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals, and to make capital investments in pollution control equipment and incur higher operating expenses. The initial compliance deadline to meet the new standards was April 16, 2015; however, facilities may have been granted an additional one or two year extension in limited cases. Numerous entities challenged MATS in the D.C. Circuit Court, and Exelon intervened in support of the rule. In April 2014, the D.C. Circuit Court issued an opinion upholding MATS in its entirety. On appeal, the U.S. Supreme Court decided in June 2015 that the EPA unreasonably refused to consider costs in determining whether it is appropriate and necessary to regulate hazardous air pollutants emitted by electric utilities. The U.S. Supreme Court, however, did not vacate the rule; rather, it was remanded to the D.C. Circuit Court to take further action consistent with the U.S. Supreme Court’s opinion on this single issue. On April 27, 2017, the D.C. Circuit granted EPA’s motion to hold the litigation in abeyance, pending EPA’s review of the MATS rule pursuant to President Trump’s EO discussed above. Following EPA’s review and determination of its course of action for the MATS rule, the parties will have 30 days to file motions on future proceedings. Notwithstanding the Court’s order to hold the litigation in abeyance, the MATS rule remains in effect. Exelon will continue to participate in the remanded proceedings before the D.C. Circuit Court as an intervenor in support of the rule.

Clean Power Plan. On April 28, 2017, the D.C. Circuit Court issued orders in separate litigation related to the EPA’s actions under the CPP to amend Clean Air Act Section 111(d) regulation of existing fossil-fired electric generating units and Section 111(b) regulation of new fossil-fired electric generating units. In both cases, EPA is required to submit supplemental briefs on the question of whether the regulations should be remanded to the Agency or held in abeyance. On June 8, 2017, U.S. EPA submitted to the Office of Management and Budget a proposed rule entitled “Review of the Clean Power Plan.” Based on filings with the D.C. Circuit, it is expect that this proposed rule will rescind the Clean Power Plan, but it is unknown whether the EPA will replace the existing unit regulation with another rule.

2015 Ozone National Ambient Air Quality Standards (NAAQS). On April 11, 2017, the D.C. Circuit ordered that the consolidated 2015 ozone NAAQS litigation be held in abeyance pending EPA’s further review of the 2015 Rule. Following EPA’s review and determination of its course of action for the 2015 Rule, the parties are directed to file motions within 30 days on future proceedings. On June 28, 2017, the U.S. EPA announced that it would use its authority under the Clean Air Act to extend until October 1, 2018 its deadline for promulgating initial area designations for the 2015 ozone NAAQS.

Water Quality

Section 316(b) of the Clean Water Act requires that cooling water intake structures at electric power plants reflect the best technology available to minimize adverse environmental impacts, and is implemented through state-level NPDES permit programs. All of Generation’s power generation facilities with cooling water systems are subject to the regulations. Facilities without closed-cycle recirculating systems (e.g., cooling towers) are potentially most affected by changes to the existing regulations. Those facilities are Calvert Cliffs, Clinton, Dresden, Eddystone, Fairless Hills, Fitzpatrick, Ginna, Gould Street, Handley, Mountain Creek, Mystic 7, Nine Mile Point Unit 1, Oyster Creek, Peach Bottom, Quad Cities, Riverside and Salem. See ITEM 1.—BUSINESS, “Water Quality” of the Exelon 2016 Form 10-K for further discussion.

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

Other Legislative and Regulatory Developments

NRC Task Force on Fukushima Daiichi Accident (Exelon and Generation).

In July 2011, an NRC Task Force formed in the aftermath of the March 11, 2011, 9.0 magnitude earthquake and ensuing tsunami, that seriously damaged the nuclear units at the Fukushima Daiichi Nuclear Power Station, issued a report of its review of the accident, including tiered recommendations for future regulatory action by the NRC to be taken in the near and longer term. The Task Force’s report concluded that nuclear reactors in the United States are operating safely and do not present an imminent risk to public health and safety. The NRC and its staff have issued orders and implementation guidance for commercial reactor licensees operating in the United States. Generation has assessed the impacts of the Tier 1 orders and information requests and will continue monitoring the additional recommendations under review by the NRC staff, both from an operational and a financial impact standpoint. Generation’s current assessments are specific to the Tier 1 recommendations. In May 2017, the NRC finalized its decision that no actions are required with respect to the Tier 2 and Tier 3 recommendations. Generation will continue to engage in nuclear industry assessments and actions and obtain stakeholder input.

Employees

In January 2017, an election was held at BGE which resulted in union representation for approximately 1,400 employees. BGE and IBEW Local 410 have begun negotiations for an initial agreement which could result in some modifications to wages, hours and other terms and conditions of employment. No agreement has been finalized to date and management cannot predict the outcome of such negotiations. In April 2017, Exelon Nuclear Security successfully ratified its CBA with the SPFPA Local 238 at Quad Cities to an extension of three years. In June 2017, Exelon Nuclear Security successfully ratified its CBA with the UGSOA Local 12 at Limerick to an extension of three years.

Critical Accounting Policies and Estimates

Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES AND ESTIMATES in Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s and ACE’s combined 2016 Form 10-K for a discussion of the estimates and judgments necessary in the Registrants’ accounting for AROs, goodwill, purchase accounting, unamortized energy assets and liabilities, asset impairments, depreciable lives of property, plant and equipment, defined benefit pension and other postretirement benefits, regulatory accounting, derivative instruments, taxation, contingencies, revenue recognition, and allowance for uncollectible accounts. At June 30, 2017, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2016.

Results of Operations By Registrant

Net Income (Loss) Attributable to Common Shareholders by Registrant

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016(a)
Exelon	$80	$267	$(187)	$1,076	$440	$636
Generation	(250)	(8)	(242)	174	302	(128)
ComEd	118	145	(27)	259	260	(1)
PECO	88	100	(12)	215	224	(9)
BGE	45	31	14	169	129	40
Pepco	43	49	(6)	101	(60)	161
DPL	19	12	7	76	(60)	136
ACE	8	3	5	36	(97)	133

(a)

For Pepco, DPL and ACE, reflects that Registrant’s operations for the six months ended June 30, 2016. For Exelon and Generation, includes the operations of the PHI acquired businesses for the period of March 24, 2016 through June 30, 2016.

	Successor				Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI	$66	$52	$205	$(257)	$19

Results of Operations — Generation

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
Operating revenues	$4,174	$3,589	$585	$9,061	$8,329	$732
Purchased power and fuel expense	2,157	1,577	(580)	4,955	4,020	(935)

Revenues net of purchased power and fuel expense(a)	2,017	2,012	5	4,106	4,309	(203)
Other operating expenses
Operating and maintenance	2,010	1,530	(480)	3,497	2,997	(500)
Depreciation and amortization	334	408	74	637	697	60
Taxes other than income	140	118	(22)	282	244	(38)

Total other operating expenses	2,484	2,056	(428)	4,416	3,938	(478)

Gain on sales of assets	—	31	(31)	4	31	(27)
Bargain purchase gain	—	—	—	226	—	226

Operating (loss) income	(467)	(13)	(454)	(80)	402	(482)

Other income and (deductions)
Interest expense, net	(129)	(99)	(30)	(228)	(196)	(32)
Other, net	181	117	64	440	210	230

Total other income and (deductions)	52	18	34	212	14	198

Income before income taxes	(415)	5	(420)	132	416	(284)
Income taxes	(158)	(31)	127	(31)	120	151
Equity in losses of unconsolidated affiliates	(9)	(8)	(1)	(19)	(11)	(8)

Net (loss) income	(266)	28	(294)	144	285	(141)
Net (loss) income attributable to noncontrolling interests	(16)	36	52	(30)	(17)	13

Net (loss) income attributable to membership interest	$(250)	$(8)	$(242)	$174	$302	$(128)

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

Net Income (Loss) Attributable to Membership Interest

Three Months Ended June 30, 2017 Compared to three months ended June 30, 2016. Generation’s Net loss attributable to membership interest for the three months ended June 30, 2017 increased compared to the same period in 2016, primarily due to higher Operating and maintenance expenses, the absence of 2016 gain on sales of assets and higher interest expense, partially offset by higher Revenue net of purchased power and fuel expense, lower Depreciation and amortization expenses, higher other income, and higher income tax benefits. The increase in Operating and maintenance expenses primarily related to the impairment of EGTP assets held for sale. The increase in interest expense is primarily due to higher outstanding debt. The increase in Revenue net of purchased power and fuel expense primarily relates to decreased mark-to-market losses in 2017 compared to 2016, Zero Emission Credit revenue due to the impact of the New York Clean Energy Standard, increased nuclear volumes due to the acquisition of the FitzPatrick nuclear facility and decreased fuel prices, almost entirely offset by the conclusion of the Ginna Reliability Support Services Agreement, lower realized energy prices and lower optimization in Generation’s natural gas portfolio. The decrease in Depreciation and amortization is primarily due to lower accelerated depreciation and amortization as a result of the 2017 decision to early retire the TMI nuclear facility compared to the previous decision in 2016 to early retire Clinton and Quad Cities nuclear facilities. The increase in other income is primarily due to the change in realized and unrealized gains and losses on NDT funds. The increase in income tax benefits is primarily due to higher operating losses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    Generation’s Net income attributable to membership interest for the six months ended June 30, 2017 decreased compared to the same period in 2016, primarily due to lower Revenue net of purchased power and fuel expense, higher Operating and maintenance expenses, and higher interest expense, partially offset by lower Depreciation and amortization, a bargain purchase gain associated with the acquisition of FitzPatrick, and higher other income. The decrease in Revenue net of purchased power and fuel expense primarily relates to the impacts of declining natural gas prices and lower optimization in Generation’s natural gas portfolio, the conclusion of the Ginna Reliability Support Services Agreement, lower realized energy prices, decreased capacity prices, and increased market-to-market losses in 2017 compared to 2016, partially offset by Zero Emission Credit revenue due to the impact of the New York Clean Energy Standard and the absence of inventory write downs in 2017. The increase in operating and maintenance expenses primarily relates to the impairment of EGTP assets held for sale. The increase in interest expense is primarily due to higher outstanding debt. The decrease in Depreciation and amortization is primarily due to lower accelerated depreciation and amortization as a result of the 2017 decision to early retire the TMI nuclear facility compared to the previous decision in 2016 to early retire Clinton and Quad Cities nuclear facilities. The bargain purchase gain is the result of the FitzPatrick acquisition in Q1 2017. The increase in other income is primarily due to increased unrealized gains on NDT funds in 2017 compared to 2016.

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

For the three and six months ended June 30, 2017 and 2016, Generation’s Revenue net of purchased power and fuel expense by region were as follows:

	Three Months Ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2017	2016			2017	2016
Mid-Atlantic(a)	$783	$828	$(45)	(5.4)%	$1,557	$1,669	$(112)	(6.7)%
Midwest(b)	728	728	—	—%	1,443	1,449	(6)	(0.4)%
New England	147	110	37	33.6%	257	191	66	34.6%
New York(d)	230	267	(37)	(13.9)%	385	395	(10)	(2.5)%
ERCOT	70	77	(7)	(9.1)%	138	138	—	—%
Other Power Regions	90	96	(6)	(6.3)%	152	174	(22)	(12.6)%

Total electric revenue net of purchased power and fuel expense	2,048	2,106	(58)	(2.8)%	3,932	4,016	(84)	(2.1)%
Proprietary Trading	7	4	3	75.0%	7	6	1	16.7%
Mark-to-market (losses) gains	(184)	(304)	120	(39.5)%	(233)	(201)	(32)	15.9%
Other(c)	146	206	(60)	(29.1)%	400	488	(88)	(18.0)%

Total revenue net of purchased power and fuel expense	$2,017	$2,012	$5	0.2%	$4,106	$4,309	$(203)	(4.7)%

(a)

Results of transactions with PECO and BGE are included in the Mid-Atlantic region. Results of transactions with Pepco, DPL, and ACE are included in the Mid-Atlantic region beginning on March 24, 2016, the day after the PHI merger was completed.

(b)	Results of transactions with ComEd are included in the Midwest region.
(c)

Other represents activities not allocated to a region. See text above for a description of included activities. Includes amortization of intangible assets related to commodity contracts recorded at fair value of a $20 million decrease and a $12 million decrease to revenue net of purchased power and fuel expense for the three months ended June 30, 2017 and 2016, respectively, and amortization of intangible assets related to commodity contracts recorded at fair value of a $22 million decrease and a $7 million increase to revenue net of purchased power and fuel expense for the six months ended June 30, 2017 and 2016, respectively.

(d)	Includes the ownership of the FitzPatrick nuclear facility from March 31, 2017.

Generation’s supply sources by region are summarized below:

	Three Months Ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
Supply source (GWh)	2017	2016			2017	2016
Nuclear generation
Mid-Atlantic(a)	15,246	15,224	22	0.1%	31,790	31,432	358	1.1%
Midwest	22,592	23,001	(409)	(1.8)%	45,061	46,663	(1,602)	(3.4)%
New York(a)(d)	6,227	4,228	1,999	47.3%	10,718	9,160	1,558	17.0%

Total Nuclear Generation	44,065	42,453	1,612	3.8%	87,569	87,255	314	0.4%
Fossil and Renewables
Mid-Atlantic	899	685	214	31.2%	1,734	1,583	151	9.5%
Midwest	417	324	93	28.7%	835	773	62	8.0%
New England	1,925	2,016	(91)	(4.5)%	4,002	3,940	62	1.6%
New York	1	1	—	—%	2	2	—	—%
ERCOT	2,315	1,879	436	23.2%	3,684	3,255	429	13.2%
Other Power Regions	2,084	1,995	89	4.5%	3,507	4,142	(635)	(15.3)%

Total Fossil and Renewables	7,641	6,900	741	10.7%	13,764	13,695	69	0.5%
Purchased Power
Mid-Atlantic	2,901	3,131	(230)	(7.3)%	6,299	6,886	(587)	(8.5)%
Midwest	413	688	(275)	(40.0)%	801	1,394	(593)	(42.5)%
New England	4,343	3,782	561	14.8%	9,407	7,937	1,470	18.5%
New York	—	—	—	—%	28	—	28	—%
ERCOT	1,871	2,259	(388)	(17.2)%	4,525	4,553	(28)	(0.6)%
Other Power Regions	3,507	3,879	(372)	(9.6)%	6,375	6,479	(104)	(1.6)%

Total Purchased Power	13,035	13,739	(704)	(5.1)%	27,435	27,249	186	0.7%
Total Supply/Sales by Region(b)
Mid-Atlantic(c)	19,046	19,040	6	—%	39,823	39,901	(78)	(0.2)%
Midwest(c)	23,422	24,013	(591)	(2.5)%	46,697	48,830	(2,133)	(4.4)%
New England	6,268	5,798	470	8.1%	13,409	11,877	1,532	12.9%
New York	6,228	4,229	1,999	47.3%	10,748	9,162	1,586	17.3%
ERCOT	4,186	4,138	48	1.2%	8,209	7,808	401	5.1%
Other Power Regions	5,591	5,874	(283)	(4.8)%	9,882	10,621	(739)	(7.0)%

Total Supply/Sales by Region	64,741	63,092	1,649	2.6%	128,768	128,199	569	0.4%

(a)

Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG).

(b)

Excludes physical proprietary trading volumes of 2,312 GWh and 1,289 GWh for the three months ended June 30, 2017 and 2016, respectively, and 4,162 GWh and 2,509 GWh for the six months ended June 30, 2017 and 2016.

(c)

Includes affiliate sales to PECO and BGE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region. As a result of the PHI Merger, includes affiliate sales to Pepco, DPL and ACE in the Mid-Atlantic region beginning on March 24, 2016.

(d)	Includes the ownership of the FitzPatrick nuclear facility from March 31, 2017.

Mid-Atlantic

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The $45 million decrease in Revenue net of purchased power and fuel expense in the Mid-Atlantic primarily reflects lower realized energy prices and decreased capacity prices.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    The $112 million decrease in Revenue net of purchased power and fuel expense in the Mid-Atlantic primarily reflects lower realized energy prices and decreased capacity prices, partially offset by the absence of oil inventory write-downs in 2017 and decreased nuclear outage days.

Midwest

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The immaterial change in Revenue net of purchased power and fuel expense in the Midwest primarily reflects increased nuclear outage days, offset by decreased nuclear fuel prices.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    The $6 million decrease in Revenue net of purchased power and fuel expense in the Midwest primarily reflects increased nuclear outage days and decreased capacity prices, partially offset by decreased nuclear fuel prices.

New England

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The $37 million increase in Revenue net of purchased power and fuel expense in New England was driven by increased capacity prices.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    The $66 million increase in Revenue net of purchased power and fuel expense in New England was driven by increased capacity prices and the higher realized energy prices.

New York

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The $37 million decrease in Revenue net of purchased power and fuel expense in New York was primarily due to the conclusion of the Ginna Reliability Support Service Agreement, partially offset by Zero Emission Credit revenue due to the impact of the New York Clean Energy Standard and the acquisition of Fitzpatrick.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    The $10 million decrease in Revenue net of purchased power and fuel expense in New York was primarily due to the conclusion of the Ginna Reliability Support Service Agreement, partially offset by Zero Emission Credit revenue due to the impact of the New York Clean Energy Standard and the acquisition of Fitzpatrick.

ERCOT

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The $7 million decrease in Revenue net of purchased power and fuel expense in ERCOT was primarily due to lower realized energy prices.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    There was an immaterial change in Revenue net of purchased power and fuel expense in ERCOT.

Other Power Regions

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The $6 million decrease in Revenue net of purchased power and fuel expense in Other Power Regions was primarily due to lower realized energy prices.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    The $22 million decrease in Revenue net of purchased power and fuel expense in Other Power Regions was primarily due to lower realized energy prices.

Proprietary Trading

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The $3 million increase in Revenue net of purchased power and fuel expense in Proprietary Trading was primarily due to congestion activity.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    The $1 million increase in Revenue net of purchased power and fuel expense in Proprietary Trading was primarily due to congestion activity.

Mark-to-market

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    Mark-to-market losses on economic hedging activities were $184 million for the three months ended June 30, 2017 compared to losses of $304 million for the three months ended June 30, 2016. See Notes 8 — Fair Value of Financial Assets and Liabilities and 9 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    Mark-to-market losses on economic hedging activities were $233 million for the six months ended June 30, 2017 compared to losses of $201 million for the six months ended June 30, 2016. See Notes 8 — Fair Value of Financial Assets and Liabilities and 9 — Derivative Financial Instruments of the Combined Notes to the Consolidated Financial Statements for information on gains and losses associated with mark-to-market derivatives.

Other

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The $60 million decrease in other revenue net of purchased power and fuel was primarily due to lower optimization in Generation’s natural gas portfolio and amortization of energy contracts recorded at fair value associated with prior acquisitions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    The $88 million decrease in other revenue net of purchased power and fuel was primarily due to the impacts of declining natural gas prices and lower optimization in Generation’s natural gas portfolio and amortization of energy contracts recorded at fair value associated with prior acquisitions, partially offset by revenue related to the inclusion of Pepco Energy Services results in 2017 and revenue related to energy efficiency projects.

Nuclear Fleet Capacity Factor

The following table presents nuclear fleet operating data for the three and six months ended June 30, 2017 as compared to the same period in 2016, for the Generation-operated plants. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual output of a plant over a period of time to its output if the plant had operated at full average annual mean capacity for that time period. Generation considers capacity factor to be a useful measure to analyze the nuclear fleet performance between periods. Generation has included the analysis below as a complement to the financial information provided in accordance with GAAP. However, these measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Nuclear fleet capacity factor(a)	90.9%	92.3%	92.4%	94.1%
Refueling outage days(a)	125	87	220	157
Non-refueling outage days(a)	12	21	20	31

(a)	Excludes Salem, which is operated by PSEG Nuclear, LLC. Reflects ownership percentage of stations operated by Exelon. Includes the ownership of the FitzPatrick nuclear facility from March 31, 2017.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    The nuclear fleet capacity factor decreased primarily due to more refueling outage days and was partially offset by fewer non-refueling outage days, excluding Salem outages, during the three months ended June 30, 2017 compared to the same period in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    The nuclear fleet capacity factor decreased primarily due to more refueling outage days and was partially offset by fewer non-refueling outage days, excluding Salem outages, during the six months ended June 30, 2017 compared to the same period in 2016.

Operating and Maintenance

The changes in Operating and maintenance expense for the three and six months ended June 30, 2017 as compared to the same period in 2016, consisted of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	Increase (Decrease)(a)	Increase (Decrease)(a)
Labor, other benefits, contracting, materials(b)	$12	$85
Nuclear refueling outage costs, including the co-owned Salem plants(c)	71	99
Corporate allocations	6	10
Merger and integration costs(d)	15	40
Merger commitments	—	(3)
Plant retirements and divestitures(e)	(56)	(56)
Cost management program	1	(12)
Long-lived asset impairments(f)	383	263
Pension and non-pension postretirement benefits expense	3	—
Allowance for uncollectible accounts	16	19
Accretion expense(g)	12	18
Other	17	37

Increase in operating and maintenance expense	$480	$500

(a)	The 2017 financial results include Generation’s acquisition of the FitzPatrick nuclear generating station from March 31, 2017.

(b)

Reflects an increase of labor, other benefits, contracting and materials costs primarily due to the inclusion of Pepco Energy Services results for the six months ended June 30, 2017 compared to the period March 24, 2016 to June 30, 2016, increased contracting costs related to energy efficiency projects for the six months ended June 30, 2017 compared to the same period in 2016 and the inclusion of FitzPatrick beginning on March 31, 2017.

(c)	Primarily reflects an increase in the number of nuclear outage days in 2017.
(d)

Reflects certain costs associated with mergers and acquisitions, including, if and when applicable, professional fees, employee-related expenses and integration activities related to the PHI and FitzPatrick acquisitions.

(e)

Represents the announcement of the early retirement of Generation’s TMI nuclear facility in 2017 compared to the previous decision to early retire Generation’s Clinton and Quad Cities nuclear facilities in 2016.

(f)	Primarily reflects charges to earnings related to impairments as a result of the EGTP assets held for sale in 2017 and impairment of Upstream assets and certain wind projects in 2016.
(g)	Reflects the impact of increased accretion expenses primarily due to the acquisition of FitzPatrick on March 31, 2017.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 decreased primarily as a result of the 2017 decision to early retire the TMI nuclear facility compared to the previous decision in 2016 to early retire Clinton and Quad Cities nuclear facilities.

Taxes Other Than Income

Taxes other than income taxes, which can vary period to period, include non-income municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 increased primarily as a result of the addition of FitzPatrick and increased gross receipts tax expense.

Gain on Sales of Assets

Gain on sales of assets for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 decreased primarily due to the gain associated with Generation’s sale of the New Boston generating site in 2016.

Bargain Purchase Gain

Bargain purchase gain for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 increased as a result of the gain associated with the Fitzpatrick acquisition. Refer to Note 4 — Mergers, Acquisitions and Dispositions of the Combined Notes to the Consolidated Financial Statements for additional information.

Interest Expense, net

Interest expense, net for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 increased primarily due to higher outstanding debt.

Other, Net

Other, net for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 increased primarily due to the change in the realized and unrealized gains and losses related to NDT funds of Non-Regulatory Agreement Units as described in the table below. Other, net also reflects $92 million and $26 million for the three months ended June 30, 2017 and 2016, respectively, and $37 million and $46 million for the six months ended June 30, 2017 and 2016, respectively, related to the contractual elimination of income tax expense (benefit) associated with the NDT funds of the Regulatory Agreement Units. Refer to Note 12 — Nuclear Decommissioning of the Combined Notes to the Consolidated Financial Statements for additional information regarding NDT funds.

The following table provides unrealized and realized gains and losses on the NDT funds of the Non-Regulatory Agreement Units recognized in Other, net for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net unrealized gains on decommissioning trust funds	$70	$48	$235	$100
Net realized gains on sale of decommissioning trust funds	40	12	49	14

Equity in Losses of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates for the three and six months ended June 30, 2017 compared to the three and six ended June 30, 2016 remained relatively stable.

Effective Income Tax Rate

Generation’s effective income tax rate was 38.1% and (620.0)% for the three months ended June 30, 2017 and 2016, respectively. Generation’s effective income tax rate was (23.5)% and 28.8% for the six months ended June 30, 2017 and 2016, respectively. See Note 11 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in the effective income tax rate.

Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
Operating revenues	$1,357	$1,286	$71	$2,656	$2,535	$121
Purchased power expense	378	339	(39)	713	686	(27)

Revenues net of purchased power expense(a)(b)	979	947	32	1,943	1,849	94

Other operating expenses
Operating and maintenance	377	368	(9)	747	736	(11)
Depreciation and amortization	211	190	(21)	419	379	(40)
Taxes other than income	72	65	(7)	144	141	(3)

Total other operating expenses	660	623	(37)	1,310	1,256	(54)

Gain on sales of assets	—	—	—	—	5	(5)

Operating income	319	324	(5)	633	598	35

Other income and (deductions)
Interest expense, net	(101)	(91)	(10)	(185)	(177)	(8)
Other, net	4	3	1	8	7	1

Total other income and (deductions)	(97)	(88)	(9)	(177)	(170)	(7)

Income before income taxes	222	236	(14)	456	428	28
Income taxes	104	91	(13)	197	168	(29)

Net income	$118	$145	$(27)	$259	$260	$(1)

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

Net Income

Three months ended June 30, 2017 Compared to Three months ended June 30, 2016.    ComEd’s Net income for the three months ended June 30, 2017 was lower than the same period in 2016, primarily due to additional tax and interest recorded in the second quarter of 2017 relating to to Exelon’s like-kind exchange tax position and favorable weather conditions in the second quarter of 2016, partially offset by increased electric distribution and transmission formula rate earnings (reflecting the impacts of increased capital investment and higher allowed electric distribution ROE).

Six months ended June 30, 2017 Compared to Six months ended June 30, 2016.    ComEd’s Net income for the six months ended June 30, 2017 was relatively consistent with the same period in 2016, primarily due to additional tax and interest recorded in the second quarter of 2017 relating to to Exelon’s like-kind exchange tax position, mostly offset by increased electric distribution and transmission formula rate earnings (reflecting the impacts of increased capital investment and higher allowed electric distribution ROE).

Revenues Net of Purchased Power Expense

There are certain drivers of Operating revenues that are fully offset by their impact on Purchased power expense, such as commodity, REC, and ZEC procurement costs and participation in customer choice programs. ComEd is permitted to recover electricity, REC, and ZEC procurement costs from retail customers without mark-up. Therefore, these costs have no impact on Revenue net of purchased power expense. See Note 3 — Regulatory Matters of the Exelon 2016 Form 10-K for additional information on ComEd’s electricity procurement process.

All ComEd customers have the choice to purchase electricity from a competitive electric generation supplier. Customer choice programs do not impact ComEd’s volume of deliveries, but do affect ComEd’s Operating revenues related to supplied energy, which is fully offset in Purchased power expense. Therefore, customer choice programs have no impact on Revenue net of purchased power expense.

Retail deliveries purchased from competitive electric generation suppliers (as a percentage of kWh sales) for the three and six months ended June 30, 2017 and 2016, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Electric	71%	73%	71%	73%

Retail customers purchasing electric generation from competitive electric generation suppliers at June 30, 2017 and 2016 consisted of the following:

	June 30, 2017		June 30, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	1,382,600	35%	1,605,100	41%

The changes in ComEd’s Revenue net of purchased power expense for the three and six months ended June 30, 2017, compared to the same period in 2016 consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Weather(a)	$(11)	$(3)
Volume(a)	(5)	(6)
Electric distribution revenue	36	60
Transmission revenue	17	34
Energy efficiency revenue	1	1
Regulatory required programs	(5)	15
Uncollectible accounts recovery, net	(1)	(3)
Pricing and customer mix(a)	2	(1)
Other	(2)	(3)

Total increase	$32	$94

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

Under EIMA, ComEd’s electric distribution formula rate provided for an adjustment to future billings if its earned ROE fell outside a 50 bps collar of its allowed ROE, which partially eliminated the impacts of weather and load on ComEd’s revenue. As allowed under FEJA, ComEd will revise its electric distribution formula rate to eliminate the ROE collar beginning with the reconciliation filed in 2018 for the 2017 calendar year. Elimination of the ROE collar effectively offsets the favorable or unfavorable impacts to Operating revenues associated with variations in delivery volumes associated with above or below normal weather, numbers of customers or usage per customer. ComEd began recognizing the impacts of this change beginning in the first quarter of 2017. During the three and six months ended June 30, 2017, ComEd recorded an increase to Electric distribution revenues of approximately $19 million and $36 million, respectively, to eliminate the unfavorable weather and load impacts.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in ComEd’s service territory with cooling degree days generally having a more significant impact to ComEd, particularly during the summer months. The changes in heating and cooling degree days in ComEd’s service territory for the three and six months ended June 30, 2017 and 2016, consisted of the following:

Heating and Cooling Degree-Days				% Change
Three Months Ended June 30,	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Heating Degree-Days	577	755	734	(23.6)%	(21.4)%
Cooling Degree-Days	263	290	241	(9.3)%	9.1%

Six Months Ended June 30,
Heating Degree-Days	3,227	3,655	3,875	(11.7)%	(16.7)%
Cooling Degree-Days	263	290	241	(9.3)%	9.1%

Electric Distribution Revenue.    EIMA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under EIMA, electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. ComEd’s allowed ROE is the annual average rate on 30-year treasury notes plus 580 basis points. In addition, ComEd’s allowed ROE is subject to reduction if ComEd does not deliver the reliability and customer service benefits to which it has committed over the ten-year life of the investment program. During the three and six months ended June 30, 2017, electric distribution revenue increased primarily due to revenue decoupling impacts (as described above), increased capital investment, increased Depreciation expense, and higher allowed ROE due to an increase in treasury rates, as compared to the same period in 2016. See Depreciation and amortization expense discussions below, and Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Transmission Revenue.    Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. For the three and six months ended June 30, 2017, ComEd recorded increased transmission revenue due to increased capital investment, higher Depreciation expense and increased highest daily peak load as compared to the same period in 2016. See Operating and maintenance expense below and Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Energy Efficiency Revenue.    Beginning June 1, 2017, FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. ComEd’s allowed ROE is the annual average rate on 30-year treasury notes plus 580 basis points. Beginning January 1, 2018, ComEd’s allowed ROE is subject to a maximum downward or upward adjustment of 200 basis points if ComEd’s cumulative persisting annual MWh savings falls short of or exceeds specified percentage benchmarks of its annual incremental savings goal. See Depreciation and amortization expense discussions below, and Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Regulatory Required Programs.    This represents the change in Operating revenues collected under approved rate riders to recover costs incurred for regulatory programs such as ComEd’s energy efficiency and demand response and purchased power administrative costs. The riders are designed to provide full and current cost recovery. An equal and offsetting amount has been included in Operating and maintenance expense. See Operating and maintenance expense discussion below for additional information on included programs.

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

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
Operating and maintenance expense — baseline	$334	$320	$14	$645	$649	$(4)
Operating and maintenance expense — regulatory required programs(a)	43	48	$(5)	102	87	15

Total operating and maintenance expense	$377	$368	$9	$747	$736	$11

(a)

Operating and maintenance expense for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in Operating revenues.

The increase in Operating and maintenance expense for the three and six months ended June 30, 2017 compared to the same period in 2016, consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(1)	$(6)
Pension and non-pension postretirement benefits expense	1	1
Storm-related costs	7	—
Uncollectible accounts expense — provision(a)	(2)	(5)
Uncollectible accounts expense — recovery, net(a)	1	2
BSC costs	14	14
Other	(6)	(10)

	14	(4)
Regulatory required programs
Energy efficiency and demand response programs(b)	(5)	15

Increase in operating and maintenance expense	$9	$11

(a)

ComEd is allowed to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. During the three and six months ended June 30, 2017, ComEd recorded a net decrease in Operating and maintenance expense related to uncollectible accounts due to the timing of regulatory cost recovery. An equal and offsetting decrease has been recognized in Operating revenues for the period presented.

(b)

Beginning on June 1, 2017, ComEd is deferring energy efficiency costs as a regulatory asset that will be recovered through the energy efficiency over the weighted average useful life of the related energy efficiency measures.

Depreciation and Amortization Expense

The increase in Depreciation and amortization expense during the three and six months ended June 30, 2017, compared to the same period in 2016, consisted of the following:

	Three Months Ended June 30, 2017 Increase (Decrease)	Six Months Ended June 30, 2017 Increase (Decrease)
Depreciation expense(a)	$16	$32
Regulatory asset amortization(b)	2	1
Other	3	7

Total increase	$21	$40

(a)	Primarily reflects ongoing capital expenditures for the three and six months ended June 30, 2017.
(b)	Beginning in June 2017, includes amortization of ComEd’s energy efficiency regulatory asset.

Taxes Other Than Income

Taxes other than income, which can vary year to year, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income taxes increased during the three and six months ended June 30, 2017, compared to the same period in 2016, due to a reduction in the state utility tax in 2016, which is completely offset above in Operating revenues.

Gain on Sales of Assets

The decrease in Gain on sales of assets during the three and six months ended June 30, 2017, compared to the same period in 2016, is primarily due to the sale of land during March 2016.

Interest Expense, Net

The changes in interest expense, net, for the three and six months ended June 30, 2017, compared to the same period in 2016, consisted of the following:

	Three Months Ended June 30, 2017 Increase (Decrease)	Six Months Ended June 30, 2017 Increase (Decrease)
Interest expense related to uncertain tax positions(a)	$9	$7
Interest expense on debt (including financing trusts)	2	4
Other	(1)	(3)

Decrease in interest expense, net	$10	$8

(a)	Primarily reflects additional interest recorded in the second quarter of 2017 related to Exelon’s like-kind exchange tax position.

Other, Net

Other, net, remained relatively consistent during the three and six months ended June 30, 2017, compared to the same period in 2016.

Effective Income Tax Rate

ComEd’s effective income tax rate was 46.8% and 38.6% for the three months ended June 30, 2017 and 2016, respectively. ComEd’s effective income tax rate was 43.2% and 39.3% for the six months ended June 30,

2017 and 2016, respectively. The increases in the effective income tax rate for the three and six months ended June 30, 2017 as compared to the same period in 2016 are due to additional tax recorded related to Exelon’s like-kind exchange tax position. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ComEd Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,			Weather-Normal % Change	Six Months Ended June 30,			Weather-Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016	% Change		2017	2016	% Change
Retail Deliveries(a)
Residential	5,919	6,349	(6.8)%	(3.0)%	12,160	12,725	(4.4)%	(1.3)%
Small commercial & industrial	7,437	7,735	(3.9)%	(2.7)%	15,146	15,615	(3.0)%	(1.8)%
Large commercial & industrial	6,798	6,736	0.9%	1.5%	13,480	13,493	(0.1)%	0.5%
Public authorities & electric railroads	282	277	1.8%	1.8%	625	639	(2.2)%	(1.1)%

Total retail deliveries	20,436	21,097	(3.1)%	(1.4)%	41,411	42,472	(2.5)%	(0.9)%

	As of June 30,
Number of Electric Customers	2017	2016
Residential	3,605,731	3,570,528
Small commercial & industrial	375,976	372,354
Large commercial & industrial	2,009	1,972
Public authorities & electric railroads	4,785	4,749

Total	3,988,501	3,949,603

	Three Months Ended June 30,			Six Months Ended June 30,
Electric Revenue	2017	2016	% Change	2017	2016	% Change
Retail Sales(a)
Residential	$656	$625	5.0%	$1,283	$1,232	4.1%
Small commercial & industrial	347	329	5.5%	680	651	4.5%
Large commercial & industrial	123	116	6.0%	231	224	3.1%
Public authorities & electric railroads	11	11	—%	24	23	4.3%

Total retail	1,137	1,081	5.2%	2,218	2,130	4.1%

Other revenue(b)	220	205	7.3%	438	405	8.1%

Total electric revenue(c)	$1,357	$1,286	5.5%	$2,656	$2,535	4.8%

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

(c)

Includes operating revenues from affiliates totaling $3 million and $3 million for the three and six months ended June 30, 2017 and 2016, and $9 million and $8 million for the six months ended June 30, 2017 and 2016, respectively.

Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
Operating revenues	$630	$664	$(34)	$1,426	$1,505	$(79)
Purchased power and fuel expense	197	217	20	484	537	53

Revenues net of purchased power and fuel expense(a)	433	447	(14)	942	968	(26)

Other operating expenses
Operating and maintenance	190	190	—	398	405	7
Depreciation and amortization	71	67	(4)	141	134	(7)
Taxes other than income	35	38	3	74	80	6

Total other operating expenses	296	295	(1)	613	619	6

Operating income	137	152	(15)	329	349	(20)

Other income and (deductions)
Interest expense, net	(31)	(31)	—	(62)	(62)	—
Other, net	2	2	—	3	4	(1)

Total other income and (deductions)	(29)	(29)	—	(59)	(58)	(1)

Income before income taxes	108	123	(15)	270	291	(21)
Income taxes	20	23	3	55	67	12

Net income	$88	$100	$(12)	$215	$224	$(9)

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

Net Income

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    PECO’s Net income decreased from the same period in 2016, primarily due to lower Revenues net of purchased power and fuel from changes in electric volumes as well as higher depreciation and amortization expense as a result of increased capital expenditures.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    PECO’s Net income decreased from the same period in 2016, primarily due to lower Revenues net of purchased power and fuel from changes in electric volumes as well as higher depreciation and amortization expense as a result of increased capital expenditures.

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

Retail deliveries purchased from competitive electric generation and natural gas suppliers (as a percentage of kWh and mmcf sales, respectively) for the three and six months ended June 30, 2017 and 2016, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Electric	73%	72%	71%	70%
Natural Gas	29%	28%	26%	26%

Retail customers purchasing electric generation and natural gas from competitive electric generation and natural gas suppliers at June 30, 2017 and 2016 consisted of the following:

	June 30, 2017		June 30, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	581,600	36%	576,300	36%
Natural Gas	82,000	16%	81,100	16%

The changes in PECO’s Operating revenues net of purchased power and fuel expense for the three and six months ended June 30, 2017 compared to the same period in 2016 consisted of the following:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Increase (Decrease)			Increase (Decrease)
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Weather	$1	$(4)	$(3)	$3	$(3)	$—
Volume	(6)	3	(3)	(11)	3	(8)
Pricing	—	—	—	(2)	—	(2)
Regulatory required programs	(9)	—	(9)	(18)	—	(18)
Other	1	—	1	3	(1)	2

Total decrease	$(13)	$(1)	$(14)	$(25)	$(1)	$(26)

Weather.    The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2017 compared to the same period in 2016, Operating revenue net of purchased power was relatively consistent. Operating revenue net of fuel expense decreased due to unfavorable second quarter weather conditions. During the six months ended June 30, 2017 compared to the same period in 2016, Operating revenue net of purchased power and fuel expense was relatively consistent.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the three and six months ended June 30, 2017 compared to the same periods in 2016 and normal weather consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended June 30,	2017	2016		2017 vs. 2016	2017 vs. Normal
Heating Degree-Days	329	469	463	(29.9)%	(28.9)%
Cooling Degree-Days	415	391	348	6.1%	19.3%

Six Months Ended June 30,
Heating Degree-Days	2,423	2,606	2,939	(7.0)%	(17.6)%
Cooling Degree-Days	415	396	348	4.8%	19.3%

Volume.    The decrease in Operating revenue net of purchased power related to delivery volume, exclusive of the effects of weather, for the three and six months ended June 30, 2017 compared to the same period in 2016, primarily reflects the impacts of energy efficiency initiatives on customer usage partially offset by moderate economic and customer growth, as well as a shift in the volume profile across classes from residential to commercial and industrial classes. Operating revenue net of fuel expense for the three and six months ended June 30, 2017 compared to the same period in 2016 remained relatively consistent.

Pricing.    Operating revenues net of purchased power and fuel expense as a result of pricing for the three and six months ended June 30, 2017 compared to the same period in 2016 remained relatively consistent.

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

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
Operating and maintenance expense — baseline	$174	$165	$9	$370	$361	$9
Operating and maintenance expense — regulatory required programs(a)	16	25	(9)	28	44	(16)

Total operating and maintenance expense	$190	$190	$—	$398	$405	$(7)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in operating revenue.

The changes in Operating and maintenance expense for the three and six months ended June 30, 2017 compared to the same period in 2016, consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$4	$7
Storm-related costs	(2)	(4)
Pension and non-pension postretirement benefits expense	(1)	(2)
BSC costs	4	1
Uncollectible accounts expense	(2)	(1)
Other	6	8

	9	9
Regulatory Required Programs
Energy efficiency	(8)	(16)
Other	(1)	—

	(9)	(16)

Total decrease	$—	$(7)

Depreciation and Amortization Expense

The changes in Depreciation and amortization expense for the three months ended June 30, 2017 compared to the same period in 2016, consisted of an increase of $4 million. Depreciation and amortization expense for the six months ended June 30, 2017 compared to the same period in 2016, consisted of an increase of $7 million.

Taxes Other Than Income

Taxes other than income, which can vary period to period, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income decreased for the three and six months ended June 30, 2017 compared to the same period in 2016 due to a decrease in gross receipts tax driven by decreases in electric revenue.

Interest Expense, Net

Interest expense, net for the three and six months ended June 30, 2017 remained consistent compared to the same period in 2016.

Other, Net

Other, net for the three and six months ended June 30, 2017 remained consistent compared to the same period in 2016.

Effective Income Tax Rate

PECO’s effective income tax rate was 18.5% and 18.7% for the three months ended June 30, 2017 and 2016, respectively, and 20.4% and 23.0% for the six months ended June 30, 2017 and 2016, respectively. See Note 11 — Income Taxes of the Combined Notes to the Consolidated Financial Statements for further discussion of the change in effective income tax rate.

PECO Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather - Normal % Change	Six Months Ended June 30,		% Change	Weather - Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016			2017	2016
Retail Deliveries(a)
Residential	2,809	2,909	(3.4)%	(3.3)%	6,187	6,324	(2.2)%	(2.2)%
Small commercial & industrial	1,914	1,887	1.4%	0.9%	3,890	3,912	(0.6)%	(1.1)%
Large commercial & industrial	3,830	3,770	1.6%	0.4%	7,456	7,364	1.2%	0.5%
Public authorities & electric railroads	196	205	(4.4)%	(4.4)%	420	432	(2.8)%	(2.8)%

Total retail deliveries	8,749	8,771	(0.3)%	(0.8)%	17,953	18,032	(0.4)%	(0.9)%

	As of June 30,
Number of Electric Customers	2017	2016
Residential	1,461,931	1,449,450
Small commercial & industrial	150,783	149,523
Large commercial & industrial	3,105	3,088
Public authorities & electric railroads	9,795	9,813

Total	1,625,614	1,611,874

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Electric Revenue	2017	2016		2017	2016
Retail Sales(a)
Residential	$331	$355	(6.8)%	$713	$766	(6.9)%
Small commercial & industrial	100	106	(5.7)%	197	225	(12.4)%
Large commercial & industrial	57	65	(12.3)%	109	123	(11.4)%
Public authorities & electric railroads	8	9	(11.1)%	16	17	(5.9)%

Total retail	496	535	(7.3)%	1,035	1,131	(8.5)%

Other revenue(b)	54	52	3.8%	105	101	4.0%

Total electric revenue(c)	$550	$587	(6.3)%	$1,140	$1,232	(7.5)%

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
(c)

Includes operating revenues from affiliates totaling $2 million for both the three months ended June 30, 2017 and 2016, and $3 million and $4 million for the six months ended June 30, 2017 and 2016, respectively.

PECO Natural Gas Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather - Normal % Change	Six Months Ended June 30,		% Change	Weather - Normal % Change
Deliveries to Customers (in mmcf)	2017	2016			2017	2016
Retail Delivery
Retail sales(a)	7,621	7,883	(3.3)%	11.8%	34,832	34,994	(0.5)%	2.0%
Transportation and other	5,759	5,906	(2.5)%	(3.2)%	13,448	13,602	(1.1)%	(1.8)%

Total natural gas deliveries	13,380	13,789	(3.0)%	5.3%	48,280	48,596	(0.7)%	1.0%

	As of June 30,
Number of Natural Gas Customers	2017	2016
Residential	474,360	469,230
Commercial & industrial	43,404	43,046

Total retail	517,764	512,276
Transportation	768	811

Total	518,532	513,087

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Natural Gas Revenue	2017	2016			2017	2016
Retail Sales
Retail sales(a)	$72	$70	2.9%		$269	$256	5.1%
Transportation and other	8	7	14.3%		17	17	—%

Total natural gas revenues(b)	$80	$77	3.9%		$286	$273	4.8%

(a)

Reflects delivery volumes and revenue from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. For customers purchasing natural gas from PECO, revenue also reflects the cost of natural gas.

(b)

Includes operating revenues from affiliates totaling less than $1 million for both three months ended June 30, 2017 and 2016 and less than $1 million for both the six months ended June 30, 2017 and 2016.

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
Operating revenues	$674	$680	$(6)	$1,625	$1,609	$16
Purchased power and fuel expense	234	261	27	584	634	50

Revenues net of purchased power and fuel expense(a)	440	419	21	1,041	975	66

Other operating expenses
Operating and maintenance	174	208	34	357	410	53
Depreciation and amortization	112	97	(15)	239	206	(33)
Taxes other than income	56	55	(1)	119	114	(5)

Total other operating expenses	342	360	18	715	730	15

Operating income	98	59	39	326	245	81

Other income and (deductions)
Interest expense, net	(26)	(24)	(2)	(54)	(48)	(6)
Other, net	4	5	(1)	8	11	(3)

Total other income and (deductions)	(22)	(19)	(3)	(46)	(37)	(9)

Income before income taxes	76	40	36	280	208	72
Income taxes	31	6	(25)	111	73	(38)

Net income	45	34	11	169	135	34
Preference stock dividends	—	3	3	—	6	6

Net income attributable to common shareholder	$45	$31	$14	$169	$129	$40

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

Net Income Attributable to Common Shareholder

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    BGE’s Net income attributable to common shareholder for the three months ended June 30, 2017 was higher than the same period in 2016, primarily due to an increase in Revenues net of purchased power and fuel and lower Operating and maintenance expense. The increase in Revenues net of purchased power and fuel was primarily due to the impacts of the electric and natural gas distribution rate orders issued by the MDPSC in June 2016 and July 2016. The lower Operating and maintenance expense was primarily due to the absence of cost disallowances also resulting from the distribution rate orders issued by the MDPSC. These items were partially offset by higher income tax expense and an increase in Depreciation and amortization expense primarily related to the initiation of cost recovery of the AMI programs under the distribution rate orders and the impacts of increased capital investment.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    BGE’s Net income attributable to common shareholder for the six months ended June 30, 2017 was higher than the same period in

2016, primarily due to an increase in Revenues net of purchased power and fuel and lower Operating and maintenance expense. The increase in Revenues net of purchased power and fuel was primarily due to the impacts of the electric and natural gas distribution rate orders issued by the MDPSC in June 2016 and July 2016. The lower Operating and maintenance expense was primarily due to decreased storm costs in 2017 and the absence of cost disallowances also resulting from the distribution rate orders issued by the MDPSC. These items were partially offset by higher income tax expense and an increase in Depreciation and amortization expense primarily related to the initiation of cost recovery of the AMI programs under the distribution rate orders and the impacts of increased capital investment.

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

Retail deliveries purchased from competitive electric generation and natural gas suppliers (as a percentage of kWh and mmcf sales, respectively) for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Electric	62%	62%	60%	59%
Natural Gas	68%	67%	53%	55%

The number of retail customers purchasing electric generation and natural gas from competitive electric generation and natural gas suppliers at June 30, 2017 and 2016 consisted of the following:

	June 30, 2017		June 30, 2016
	Number of Customers	% of total retail customers	Number of customers	% of total retail customers
Electric	340,500	27%	337,400	27%
Natural Gas	150,400	22%	151,600	23%

The changes in BGE’s Operating revenues net of purchased power and fuel expense for the three and six months ended June 30, 2017, compared to the same period in 2016, consisted of the following:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution rate increase	$9	$3	$12	$21	$29	$50
Regulatory required programs(a)	6	—	6	9	1	10
Transmission revenue	4	—	4	3	—	3
Other, net	(2)	1	(1)	1	2	3

Total increase	$17	$4	$21	$34	$32	$66

(a)

Includes an increase of revenues for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An offsetting amount has been reflected in Operating and maintenance expense.

Distribution Rate Increase.    The increase in distribution revenues for the three and six months ended June 30, 2017, compared to the same period in 2016, was primarily due to the impact of the electric and natural gas distribution rates charged to customers that became effective in June 2016 in accordance with the electric and natural gas distribution rate orders issued by the MDPSC in June 2016 and July 2016. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Revenue Decoupling.    The demand for electricity and natural gas is affected by weather and usage conditions. The MDPSC allows BGE to record a monthly adjustment to its electric and natural gas distribution revenue from all residential customers, commercial electric customers, the majority of large industrial electric customers, and all firm service natural gas customers to eliminate the effect of abnormal weather and usage patterns per customer on BGE’s electric and natural gas distribution volumes, thereby recovering a specified dollar amount of distribution revenue per customer, by customer class, regardless of fluctuations in actual consumption levels. This allows BGE to recognize revenue at MDPSC-approved distribution charges per customer, regardless of what BGE’s actual distribution volumes were for a billing period. Therefore, while this revenue is affected by customer growth (i.e., increase in the number of customers), it will not be affected by actual weather or usage conditions (i.e., changes in consumption per customer). BGE bills or credits customers in subsequent months for the difference between approved revenue levels under revenue decoupling and actual customer billings.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in BGE’s service territory. The changes in heating and cooling degree days in BGE’s service territory for the three and six months ended June 30, 2017 compared to the same period in 2016 consisted of the following:

	2017	2016	Normal	% Change
Heating and Cooling Degree-Days				2017 vs. 2016	2017 vs. Normal
Three Months Ended June 30,
Heating Degree-Days	397	574	511	(30.8)%	(22.3)%
Cooling Degree-Days	283	219	255	29.2%	11.0%
Six Months Ended June 30,
Heating Degree-Days	2,460	2,854	2,915	(13.8)%	(15.6)%
Cooling Degree-Days	283	219	255	29.2%	11.0%

Regulatory Required Programs.    This represents the change in revenue collected under approved riders to recover costs incurred for the energy efficiency and demand response programs. The riders are designed to provide full cost recovery, as well as a return in certain instances. The costs of these programs are included in Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income in BGE’s Consolidated Statements of Operations and Comprehensive Income.

Transmission Revenue.    Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and other billing determinants. The transmission revenue stayed relatively consistent during the three and six months ended June 30, 2017 compared to the same period in 2016. See Operating and Maintenance Expense below and Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Other, Net. Other net revenue, which can vary from period to period, includes commodity electric and gas revenue and other miscellaneous revenue such as service application and late payment fees; partially offset by commodity electric and gas purchased fuel and energy.

Operating and Maintenance Expense

The changes in Operating and maintenance expense for the three and six months ended June 30, 2017 compared to the same period in 2016, consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Impairment on long-lived assets and losses on regulatory assets(a)	$(51)	$(51)
Storm-related costs	(2)	(14)
City of Baltimore conduit fees	(4)	(8)
BSC costs	—	3
Uncollectible accounts expense	7	—
Other(b)	16	17

Total decrease	$(34)	$(53)

(a)	See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
(b)

Includes an increase of costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An offsetting amount has been reflected in operating revenue.

Depreciation and Amortization

The changes in Depreciation and amortization expense for the three and six months ended June 30, 2017 compared to the same period in 2016 consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Depreciation expense(a)	$1	$4
Regulatory asset amortization(b)	14	29

Total increase	$15	$33

(a)	Depreciation expense increased due to ongoing capital expenditures.
(b)

Regulatory asset amortization increased for the three and six months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in regulatory asset amortization related to energy efficiency programs and the initiation of cost recovery of the AMI programs under the final electric and natural gas distribution rate case order issued by the MDPSC in June 2016 and increased depreciation from AMI program capital expenditures. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Taxes Other Than Income

Taxes other than income, which can vary period to period, include municipal and state utility taxes, real estate taxes and payroll taxes. Taxes other than income for the three and six months ended June 30, 2017 compared to the same period in 2016 remained relatively consistent.

Interest Expense, Net

Interest expense, net increased during the three and six months ended June 30, 2017, compared to the same period in 2016 primarily due to the issuance of Notes in August 2016.

Effective Income Tax Rate

BGE’s effective income tax rate was 40.8% and 15.0% for the three months ended June 30, 2017 and 2016, respectively. BGE’s effective income tax rate was 39.6% and 35.1% for the six months ended June 30, 2017 and 2016, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather - Normal % Change	Six Months Ended June 30,		% Change	Weather - Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016			2017	2016
Retail Deliveries(a)
Residential	2,629	2,616	0.5%	(4.5)%	5,756	6,095	(5.6)%	(5.2)%
Small commercial & industrial	677	692	(2.2)%	(5.2)%	1,425	1,466	(2.8)%	(4.5)%
Large commercial & industrial	3,373	3,417	(1.3)%	(0.9)%	6,641	6,635	0.1%	(1.7)%
Public authorities & electric railroads	72	72	—%	(0.1)%	140	143	(2.1)%	(2.4)%

Total electric deliveries	6,751	6,797	(0.7)%	(2.8)%	13,962	14,339	(2.6)%	(3.5)%

	As of June 30,
Number of Electric Customers	2017	2016
Residential	1,154,330	1,142,073
Small commercial & industrial	113,329	112,980
Large commercial & industrial	12,113	11,980
Public authorities & electric railroads	276	281

Total	1,280,048	1,267,314

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Electric Revenue	2017	2016			2017	2016
Retail Sales(a)
Residential	$315	$324	(2.8)%		$720	$753	(4.4)%
Small commercial & industrial	63	65	(3.1)%		135	137	(1.5)%
Large commercial & industrial	110	115	(4.3)%		223	215	3.7%
Public authorities & electric railroads	8	9	(11.1)%		15	18	(16.7)%

Total retail	496	513	(3.3)%		1,093	1,123	(2.7)%

Other revenue(b)(c)	75	71	5.6%		144	141	2.1%

Total electric revenue	$571	$584	(2.2)%		$1,237	$1,264	(2.1)%

(a)

Reflects delivery volumes and revenue from customers purchasing electricity directly from BGE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges. For customers purchasing electricity from BGE, revenue also reflects the cost of energy and transmission.

(b)	Other revenue primarily includes wholesale transmission revenue and late payment charges.
(c)

Includes operating revenues from affiliates totaling $2 million and $2 million for the three months ended June 30, 2017 and 2016, respectively, and $3 million and $4 million for the six months ended June 30, 2017 and 2016, respectively.

BGE Natural Gas Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather - Normal % Change	Six Months Ended June 30,		% Change	Weather - Normal % Change
Deliveries to Customers (in mmcf)	2017	2016			2017	2016
Retail Deliveries(a)
Retail sales	13,028	17,672	(26.3)%	(16.3)%	49,399	56,256	(12.2)%	(3.2)%
Transportation and other(b)	116	271	(57.2)%	n/a	2,395	2,767	(13.4)%	n/a

Total natural gas deliveries	13,144	17,943	(26.7)%	(16.3)%	51,794	59,023	(12.2)%	(3.2)%

	As of June 30,
Number of Gas Customers	2017	2016
Residential	624,392	618,268
Commercial & industrial	44,020	44,078

Total	668,412	662,346

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Natural Gas Revenue	2017	2016		2017	2016
Retail Sales(a)
Retail sales	$99	$93	6.5%	$369	$331	11.5%
Transportation and other(b)	4	3	33.3%	19	14	35.7%

Total natural gas revenues(c)	$103	$96	7.3%	$388	$345	12.5%

(a)

Reflects delivery volumes and revenue from customers purchasing natural gas directly from BGE and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. The cost of natural gas is charged to customers purchasing natural gas from BGE.

(b)

Transportation and other gas revenue includes off-system revenue of 116 mmcfs ($1 million) and 271 mmcfs ($2 million) for the three months ended June 30, 2017 and 2016, respectively. Transportation and other gas revenue includes off-system revenue of 2,395 mmcfs ($13 million) and 2,767 mmcfs ($11 million) for the six months ended June 30, 2017 and 2016, respectively.

(c)

Includes operating revenues from affiliates totaling $1 million and $2 million for the three months ended June 30, 2017 and 2016, respectively, and $5 million and $5 million for the six months ended June 30, 2017 and 2016, respectively.

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

As a result of the PHI Merger, the following consolidated financial results present two separate reporting periods for 2016. The “Predecessor” reporting period represents PHI’s results of operations for the period from January 1, 2016 to March 23, 2016. The “Successor” reporting periods represent PHI’s results of operations for the three and six months ended June 30, 2017, the three months ended June 30, 2016 and for the period from March 24, 2016 to June 30, 2016. All amounts presented below are before the impact of income taxes, except as noted.

	Successor			Successor		Predecessor
	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,	March 24 to June 30,	January 1 to March 23,
	2017	2016		2017	2016	2016
Operating revenues	$1,074	$1,066	$8	$2,248	$1,171	$1,153
Purchased power and fuel expense	383	416	33	845	454	497

Revenue net of purchased power and fuel expense(a)	691	650	41	1,403	717	656

Other operating expenses
Operating and maintenance	269	246	(23)	524	695	294
Depreciation and amortization	165	160	(5)	332	174	152
Taxes other than income	110	108	(2)	221	123	105

Total other operating expenses	544	514	(30)	1,077	992	551

Gain on sales of assets	1	—	1	1	—	—

Operating income (loss)	148	136	12	327	(275)	105

Other income and (deductions)
Interest expense, net	(59)	(66)	7	(122)	(71)	(65)
Other, net	13	11	2	26	12	(4)

Total other income and (deductions)	(46)	(55)	9	(96)	(59)	(69)

Income (loss) before income taxes	102	81	21	231	(334)	36
Income taxes	36	29	(7)	26	(77)	17

Net income (loss)	$66	$52	$14	$205	$(257)	$19

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

Successor Period Three Months Ended June 30, 2017 Compared to Successor Period Three Months Ended June 30, 2016

Net Income

PHI’s Net income for the Successor period of three months ended June 30, 2017 was $66 million compared to $52 million for the Successor period of three months ended June 30, 2016. The increase in Net income reflects the impact of increases in electric distribution and natural gas rates within Revenue net of purchased power expense (Pepco electric distribution rates effective November 2016 in Maryland, DPL electric distribution rates effective February 2017 in Maryland, DPL electric distribution and natural gas rates effective July 2016 and December 2016 in Delaware, and ACE electric distribution rates effective August 2016 in New Jersey). Operating and maintenance expense increased primarily due to higher preventative maintenance expense, partially offset by merger commitment adjustments recorded in June 2017.

Operating Revenue Net of Purchased Power and Fuel Expense

Operating revenue net of purchased power and fuel expense, which is a non-GAAP measure discussed above, increased by $41 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase is primarily attributable to the following favorable factors:

•	Increase of $14 million at Pepco primarily related to the impact of the new electric distribution rates charged to customers in Maryland that became effective in November 2016;

•

Increase of $10 million at DPL primarily related to the impact of the new electric distribution and natural gas rates charged to Delaware customers that became effective in July 2016 and December 2016 and the impact of new electric distribution rates charged to Maryland customers that became effective in February 2017; and

•	Increase of $13 million at ACE primarily related to the impact of the new electric distribution base rate charged to customers that became effective in August 2016.

Operating and Maintenance Expense

Operating and maintenance expense increased by $23 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase is attributable to the following unfavorable factors:

•	Increase of $11 million at Pepco primarily due to an increase in preventative maintenance costs and higher uncollectible expense, partially offset by a merger commitment adjustment;

•	Increase of $10 million at ACE primarily due to an increase in preventive maintenance costs;

•	Increase of $6 million at Corporate primarily due to an increase in BSC costs and service company allocations;

•

Partially offset by a decrease of $4 million at DPL due primarily to lower write-offs of construction work in progress and a merger commitment adjustment, partially offset by higher preventative maintenance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $5 million primarily due to higher depreciation as a result of higher Maryland depreciation rates at Pepco effective November 2016 and at DPL effective February 2017 and due to ongoing capital expenditures at Pepco, DPL, and ACE, partially offset by lower amortization expense at ACE resulting from lower revenue due to rate decreases effective October 2016 for the ACE Transition Bond Charge and ACE Market Transition Charge Tax.

Taxes Other Than Income

Taxes other than income increased by $2 million primarily due to higher property taxes at Pepco.

Interest Expense, Net

Interest expense decreased by $7 million primarily due to the redemption of long-term debt in December 2016 and lower short-term debt interest rates.

Other, Net

Other, net for the three months ended June 30, 2017 remained relatively level compared to the same period in 2016.

Effective Income Tax Rate

PHI’s effective income tax rate was 35.3% and 35.8% for the three months ended June 30, 2017 and 2016, respectively. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Successor Period Six Months Ended June 30, 2017

PHI’s Net income for the Successor period of six months ended June 30, 2017 was $205 million. There were no significant changes in the underlying trends affecting PHI’s operations during the Successor period of six months ended June 30, 2017 except for the impact of increases in electric distribution and natural gas rates within Revenue net of purchased power expense (Pepco electric distribution rates effective November 2016 in Maryland, DPL electric distribution rates effective February 2017 in Maryland, DPL electric distribution and natural gas rates effective July 2016 and December 2016 in Delaware, and ACE electric distribution rates effective August 2016 in New Jersey). Lower uncollectible accounts expense and the deferral of merger-related costs to a regulatory asset contributed to lower Operating and maintenance expense. Income taxes were lower due to unrecognized tax benefits of $59 million for uncertain tax positions related to the deductibility of certain merger commitments in the first quarter of 2017.

PHI’s effective income tax rate for the Successor period of six months ended June 30, 2017 was 11.3%. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Successor Period March 24, 2016 to June 30, 2016

PHI’s Net loss for the Successor period from March 24, 2016 to June 30, 2016 was $257 million. There were no significant changes in the underlying trends affecting PHI’s results of operations during the Successor period of March 24, 2016 to June 30, 2016 except for the pre-tax recording of $419 million of non-recurring merger-related costs within Operating and maintenance expense.

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

Results of Operations—Pepco

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
Operating revenues	$514	$509	$5	$1,045	$1,061	$(16)
Purchased power expense	143	152	9	309	351	42

Revenue net of purchased power expense(a)	371	357	14	736	710	26

Other operating expenses
Operating and maintenance	120	109	(11)	234	399	165
Depreciation and amortization	78	70	(8)	160	144	(16)
Taxes other than income	90	89	(1)	180	182	2

Total other operating expenses	288	268	(20)	574	725	151

Gain on sales of assets	1	8	(7)	1	8	(7)

Operating income (loss)	84	97	(13)	163	(7)	170

Other income and (deductions)
Interest expense, net	(28)	(31)	3	(58)	(68)	10
Other, net	7	6	1	15	14	1

Total other income and (deductions)	(21)	(25)	4	(43)	(54)	11

Income (loss) before income taxes	63	72	(9)	120	(61)	181
Income taxes	20	23	3	19	(1)	(20)

Net income (loss)	$43	$49	$(6)	$101	$(60)	$161

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

Net Income (Loss)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016. Pepco’s Net income for the three months ended June 30, 2017, was lower than the same period in 2016, primarily due to higher Operating and maintenance expense due to an increase in preventative maintenance costs and higher uncollectible expense, higher depreciation expense due to increased depreciation rates in Maryland effective November 2016 and a gain on sale of land recorded in 2016, partially offset by an increase in Revenue net of purchased power expense resulting from higher electric distribution revenues as a result of the distribution rate increase approved by the MDPSC effective November 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016. Pepco’s Net income (loss) for the six months ended June 30, 2017, was higher than the same period in 2016, primarily due to an increase in Revenue net of purchased power expense resulting from higher electric distribution revenues as a result of the distribution rate increase approved by the MDPSC effective November 2016, lower Operating and maintenance expense due to merger-related costs recognized in March 2016 and lower uncollectible accounts expense, and a decrease in income tax reserves in the first quarter of 2017 for uncertain tax positions related to the deductibility of certain merger commitments, partially offset by higher depreciation expense due to increased depreciation rates in Maryland effective November 2016.

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

Retail deliveries purchased from competitive electric generation suppliers (as a percentage of kWh sales) for the three and six months ended June 30, 2017, compared to the same periods in 2016, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Electric	67%	67%	66%	65%

Retail customers purchasing electric generation from competitive electric generation suppliers at June 30, 2017 and 2016 consisted of the following:

	June 30, 2017		June 30, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	179,736	21%	175,657	21%

Retail deliveries purchased from competitive electric generation suppliers represented 74% and 74% of Pepco’s retail kWh sales to the District of Columbia customers and 61% and 60% of Pepco’s retail kWh sales to Maryland customers for the three and six months ended June 30, 2017, respectively and 73% and 73% of Pepco’s retail kWh sales to the District of Columbia customers and 61% and 59% of Pepco’s retail kWh sales to Maryland customers for the three and six months ended June 30, 2016, respectively.

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

The changes in Pepco’s operating revenues net of purchased power expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Volume	$4	$9
Pricing — distribution revenues	11	27
Regulatory required programs	(3)	(13)
Transmission revenues	4	6
Other	(2)	(3)

Total increase	$14	$26

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

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in Pepco’s service territory. The changes in heating and cooling degree days in Pepco’s service territory for the three and six months ended June 30, 2017 compared to the same periods in 2016 and normal weather consisted of the following:

				% Change
	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Three Months Ended June 30,
Heating Degree-Days	314	397	500	(20.9)%	(37.2)%
Cooling Degree-Days	546	452	475	20.8%	14.9%

Six Months Ended June 30,
Heating Degree-Days	2,062	2,407	2,638	(14.3)%	(21.8)%
Cooling Degree-Days	550	454	478	21.1%	15.1%

Volume. The increase in operating revenue net of purchased power and fuel expense related to delivery volume, exclusive of the effects of weather, for the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily reflects the impact of customer growth.

Pricing — Distribution Revenues.    The increase in electric operating revenues net of purchased power expense as a result of pricing for the three and six months ended June 30, 2017 compared to the same periods in

2016 was primarily due to the impact of higher electric distribution rates charged to customers in Maryland that became effective in November 2016. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Transmission Revenues.    Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and other billing adjustments. The increase in revenue net of purchased power expense for the three months ended June 30, 2017 compared to the same period in 2016 is a result of higher rates effective June 1, 2017 and June 1, 2016 related to increases in transmission plant investment and operating expenses. The increase in revenue net of purchased power expense for the six months ended June 30, 2017 compared to the same period in 2016 is a result of higher rates effective June 1, 2017 and June 1, 2016 related to increases in transmission plant investment and operating expenses, partially offset by lower revenue related to the MAPP abandonment recovery period that ended in March 2016.

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
Operating and maintenance expense — baseline	$117	$107	$10	$232	$394	$(162)
Operating and maintenance expense —regulatory required programs(a)	3	2	1	2	5	(3)

Total operating and maintenance expense	$120	$109	$11	$234	$399	$(165)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in Operating revenues.

The changes in Operating and maintenance expense for the three and six months ended June 30, 2017 compared to the same periods in 2016, consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$7	$12
Storm-related costs	—	1
Remeasurement of AMI-related regulatory asset(a)	(7)	(7)
Uncollectible accounts expense	5	(4)
Deferral of merger-related costs to regulatory asset	8	7
BSC and PHISCO allocations(b)	4	(23)
Merger commitments(c)	(6)	(145)
Other	(1)	(3)

	10	(162)
Regulatory required programs
Purchased power administrative costs	1	(3)

Total increase (decrease)	$11	$(165)

(a)	Related to a remeasurement of a regulatory asset for legacy meters recognized in 2016.
(b)	Primarily related to merger severance and compensation costs recognized in 2016.
(c)	Primarily related to merger-related commitments for customer rate credits and charitable contributions recognized in 2016.

Depreciation and Amortization Expense

The changes in Depreciation and amortization expense for the three and six months ended June 30, 2017 compared to the same periods in 2016, consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Depreciation expense(a)	$8	$17
Regulatory asset amortization	—	(1)

Total increase	$8	$16

(a)	Depreciation expense increased due to higher depreciation rates in Maryland effective November 2016 and due to ongoing capital expenditures.

Taxes Other Than Income

Taxes other than income for the three and six months ended June 30, 2017 compared to the same periods in 2016, remained relatively constant.

Gain on sales of assets

Gain on sales of assets for the three and six months ended June 30, 2017 compared to the same periods in 2016 decreased due to a second quarter 2016 gain recorded from the sale of land.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2017 compared to the same period in 2016, remained relatively constant.

Interest expense, net for the six months ended June 30, 2017 compared to the same period in 2016 decreased primarily due to the recording of interest expense for an uncertain tax position in the first quarter of 2016 and an increase in capitalized AFUDC interest.

Other, Net

Other, net for the three and six months ended June 30, 2017 compared to the same periods in 2016 remained relatively constant.

Effective Income Tax Rate

Pepco’s effective income tax rate was 31.7% and 31.9% for the three months ended June 30, 2017 and 2016, respectively. Pepco’s effective income tax rate was 15.8% and 1.6% for the six months ended June 30, 2017 and 2016, respectively. In the first quarter of 2017, Pepco decreased its liability for unrecognized tax benefits by $21 million resulting in a benefit to Income taxes and a corresponding decrease in its effective tax rate. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

Pepco Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,				Six Months Ended June 30,
Retail Deliveries to Customers (in GWhs)	2017	2016	% Change	Weather- Normal % Change	2017	2016	% Change	Weather- Normal % Change
Retail Deliveries(a)
Residential	1,757	1,760	(0.2)%	3.0%	3,757	3,978	(5.6)%	(1.2)%
Small commercial & industrial	326	348	(6.3)%	(5.2)%	652	730	(10.7)%	(9.0)%
Large commercial & industrial	3,675	3,631	1.2%	1.3%	7,160	7,576	(5.5)%	(5.0)%
Public authorities & electric railroads	172	176	(2.3)%	(2.3)%	362	364	(0.5)%	(0.8)%

Total retail deliveries	5,930	5,915	0.3%	1.3%	11,931	12,648	(5.7)%	(3.9)%

	As of June 30,
Number of Electric Customers	2017	2016
Residential	787,708	771,541
Small commercial & industrial	53,393	53,345
Large commercial & industrial	21,767	21,401
Public authorities & electric railroads	139	127

Total	863,007	846,414

	Three Months Ended June 30,			Six Months Ended June 30,
Electric Revenue	2017	2016	% Change	2017	2016	% Change
Retail Sales(a)
Residential	$220	$220	—%	$461	$476	(3.2)%
Small commercial & industrial	41	36	13.9%	75	73	2.7%
Large commercial & industrial	192	195	(1.5)%	387	395	(2.0)%
Public authorities & electric railroads	8	8	—%	16	16	—%

Total retail	461	459	0.4%	939	960	(2.2)%
Other revenue(b)	53	50	6.0%	106	101	5.0%

Total electric revenue(c)	$514	$509	1.0%	$1,045	$1,061	(1.5)%

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
(c)

Includes operating revenues from affiliates totaling $1 million and $1 million for the three months ended June 30, 2017 and 2016, respectively, and $3 million and $3 million for the six months ended June 30, 2017 and 2016, respectively.

Results of Operations — DPL

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
Operating revenues	$282	$281	$1	$644	$643	$1
Purchased power and fuel expense	113	122	9	270	298	28

Revenues net of purchased power and fuel expense(a)	169	159	10	374	345	29

Other operating expenses
Operating and maintenance	74	78	4	148	283	135
Depreciation and amortization	40	38	(2)	79	76	(3)
Taxes other than income	14	13	(1)	28	28	—

Total other operating expenses	128	129	1	255	387	132

Operating income (loss)	41	30	11	119	(42)	161

Other income and (deductions)
Interest expense, net	(13)	(13)	—	(25)	(25)	—
Other, net	3	3	—	6	6	—

Total other income and (deductions)	(10)	(10)	—	(19)	(19)	—

Income (loss) before income taxes	31	20	11	100	(61)	161
Income taxes	12	8	(4)	24	(1)	(25)

Net income (loss)	$19	$12	$7	$76	$(60)	$136

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

Net Income (Loss)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    DPL’s Net income for the three months ended June 30, 2017, was higher than the same period in 2016 as a result of an increase in Revenue net of purchased power and fuel expense primarily resulting from higher electric distribution and natural gas revenues as a result of the distribution rate increases approved by the DPSC effective July 2016 and December 2016 and by the MDPSC effective February 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    DPL’s Net income (loss) for the six months ended June 30, 2017, was higher than the same period in 2016 as a result of an increase in Revenue net of purchased power and fuel expense primarily resulting from higher electric distribution and natural gas revenues as a result of the distribution rate increases approved by the DPSC effective July 2016 and December 2016 and by the MDPSC effective February 2017, lower Operating and maintenance expense due to merger-related costs recognized in March 2016, lower uncollectible accounts expense, and the deferral of merger-related costs to a regulatory asset in 2017, and a decrease in income tax reserves in the first quarter of 2017 for uncertain tax positions related to the deductibility of certain merger commitments.

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

Retail deliveries purchased from competitive electric generation and natural gas suppliers (as a percentage of kWh and mmcf sales, respectively) for the three and six months ended June 30, 2017 and 2016, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Electric	55%	56%	52%	52%
Natural Gas	44%	39%	31%	29%

Retail customers purchasing electric generation and natural gas from competitive electric generation and natural gas suppliers at June 30, 2017 and 2016 consisted of the following:

	June 30, 2017		June 30, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	79,620	15.3%	76,709	14.9%
Natural Gas	155	0.1%	157	0.1%

Retail deliveries purchased from competitive electric generation suppliers represented 57% and 55% of DPL’s retail kWh sales to Delaware customers and 51% and 48% of DPL’s retail kWh sales to Maryland customers for the three and six months ended June 30, 2017, respectively and 57% and 54% of DPL’s retail kWh sales to Delaware customers and 52% and 48% of DPL’s retail kWh sales to Maryland customers for the three and six months ended June 30, 2016, respectively.

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

The changes in DPL’s operating revenues net of purchased power and fuel expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 consisted of the following:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(1)	$(8)	$(9)	$(3)	$(12)	$(15)
Volume	2	5	7	1	9	10
Pricing — distribution revenues	12	(1)	11	31	2	33
Regulatory required programs	1	—	1	2	—	2
Transmission revenues	1	—	1	(1)	—	(1)
Other	—	(1)	(1)	1	(1)	—

Total increase (decrease)	$15	$(5)	$10	$31	$(2)	$29

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

Weather.    The demand for electricity and natural gas in areas not subject to the BSA is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2017 compared to the same periods in 2016, operating revenue net of purchased power and fuel expense was lower due to the impact of unfavorable weather conditions in DPL’s service territory.

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL’s electric service territory and a 30-year period in DPL’s natural gas service territory. The changes in heating and cooling degree days in DPL’s service territory for the three and six months ended June 30, 2017 compared to the same periods in 2016 and normal weather consisted of the following:

Electric Service Territory				% Change
Three Months Ended June 30,	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Heating Degree-Days	481	551	702	(12.7)%	(31.5)%
Cooling Degree-Days	342	304	264	12.5%	29.5%

Six Months Ended June 30,
Heating Degree-Days	2,483	2,798	3,119	(11.3)%	(20.4)%
Cooling Degree-Days	342	307	266	11.4%	28.6%

Natural Gas Service Territory				% Change
Three Months Ended June 30,	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Heating Degree-Days	372	559	504	(33.5)%	(26.2)%

Six Months Ended June 30,
Heating Degree-Days	2,403	2,893	3,020	(16.9)%	(20.4)%

Volume. The increase in operating revenue net of purchased power and fuel expense related to delivery volume, exclusive of the effects of weather, for the three and six months ended June 30, 2017 compared to the same periods in 2016, primarily reflects the impact of increased natural gas average customer usage and customer growth.

Pricing — Distribution Revenues.    The increase in electric operating revenues net of purchased power expense as a result of pricing for the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to the impact of higher electric distribution and natural gas rates charged to Delaware customers that became effective in July and December 2016 and the impact of higher electric distribution rates charged to Maryland customers that became effective in February 2017. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Transmission Revenues.    Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and other billing adjustments. The increase in revenue net of purchased power expense for the three months ended June 30, 2017 compared to the same period in 2016 is a result of higher rates effective June 1, 2017 and June 1, 2016 related to increases in transmission plant investment and operating expenses. The decrease in revenue net of purchased power expense for the six months ended June 30, 2017 compared to the same period in 2016 is a result of lower revenue related to the MAPP abandonment recovery period that ended in March 2016, partially offset by higher rates effective June 1, 2017 and June 1, 2016 related to increases in transmission plant investment and operating expenses.

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
Operating and maintenance expense — baseline	$72	$76	$(4)	$145	$278	$(133)
Operating and maintenance expense —regulatory required programs(a)	2	2	—	3	5	(2)

Total operating and maintenance expense	$74	$78	$(4)	$148	$283	$(135)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in Operating revenues.

The changes in Operating and maintenance expense for the three and six months ended June 30, 2017 compared to the same periods in 2016, consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$4	$—
Storm-related costs	(1)	6
Uncollectible accounts expense	(2)	(7)
Remeasurement of AMI-related regulatory asset(a)	(1)	(1)
Deferral of merger-related costs to regulatory asset	2	(7)
Write-off of construction work in progress	(3)	—
BSC and PHISCO allocations(b)	1	(15)
Merger commitments(c)	(1)	(104)
Other	(3)	(5)

	(4)	(133)
Regulatory required programs
Purchased power administrative costs	—	(2)
Total decrease	$(4)	$(135)

(a)	Related to a remeasurement of a regulatory asset for legacy meters recognized in 2016.
(b)	Primarily related to merger severance and compensation costs recognized in 2016.
(c)	Primarily related to merger-related commitments for customer rate credits and charitable contributions recognized in 2016.

Depreciation and Amortization Expense

The changes in Depreciation and amortization expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Depreciation expense(a)	$3	$6
Regulatory asset amortization(b)	(1)	(3)

Total increase	$2	$3

(a)	Depreciation expense increased due to higher depreciation rates in Maryland effective February 2017 and due to ongoing capital expenditures.
(b)	Regulatory asset amortization decreased for the six months ended June 30, 2017 compared to the same period in 2016 due to lower amortization of MAPP abandonment costs.

Taxes Other Than Income

Taxes other than income for the three and six months ended June 30, 2017 compared to the same periods in 2016 remained relatively constant.

Interest Expense, Net

Interest expense, net for the three and six months ended June 30, 2017 compared to the same periods in 2016 remained relatively constant.

Other, Net

Other, net for the three and six months ended June 30, 2017 compared to the same periods in 2016 remained relatively constant.

Effective Income Tax Rate

DPL’s effective income tax rate was 38.7% and 40.0% for the three months ended June 30, 2017 and 2016, respectively. DPL’s effective income tax rate was 24.0% and 1.6% for the six months ended June 30, 2017 and 2016, respectively. In the first quarter of 2017, DPL decreased its liability for unrecognized tax benefits by $16 million resulting in a benefit to Income taxes and a corresponding decrease in its effective tax rate. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016			2017	2016
Retail Deliveries(a)
Residential	1,045	1,038	0.7%	5.1%	2,404	2,465	(2.5)%	1.9%
Small commercial & industrial	526	532	(1.1)%	(0.2)%	1,057	1,104	(4.3)%	(3.2)%
Large commercial & industrial	1,131	1,164	(2.8)%	(2.8)%	2,195	2,242	(2.1)%	(1.8)%
Public authorities & electric railroads	12	12	—%	—%	25	26	(3.8)%	(3.8)%

Total retail deliveries	2,714	2,746	(1.2)%	0.7%	5,681	5,837	(2.7)%	(0.5)%

	As of June 30,
Number of Electric Customers	2017	2016
Residential	458,361	454,402
Small commercial & industrial	60,499	59,904
Large commercial & industrial	1,410	1,417
Public authorities & electric railroads	636	643

Total	520,906	516,366

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Electric Revenue	2017	2016		2017	2016
Retail Sales(a)
Residential	$144	$143	0.7%	$325	$323	0.6%
Small commercial & industrial	45	46	(2.2)%	89	95	(6.3)%
Large commercial & industrial	25	25	—%	51	50	2.0%
Public authorities & electric railroads	4	3	33.3%	8	7	14.3%

Total retail	218	217	0.5%	473	475	(0.4)%
Other revenue(b)	42	38	10.5%	84	83	1.2%

Total electric revenue(c)	$260	$255	2.0%	$557	$558	(0.2)%

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
(c)

Includes operating revenues from affiliates totaling $2 million and $2 million for the three months ended June 30, 2017 and 2016, respectively, and $4 million and $4 million for the six months ended June 30, 2017 and 2016, respectively.

DPL Natural Gas Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather- Normal % Change	Six Months Ended June 30,		% Change	Weather- Normal % Change
Retail Deliveries to Customers (in mmcf)	2017	2016			2017	2016
Retail Deliveries
Retail sales	1,678	2,072	(19.0)%	4.3%	7,610	8,132	(6.4)%	8.3%
Transportation & other	1,325	1,321	0.3%	4.0%	3,493	3,289	6.2%	9.9%

Total natural gas deliveries	3,003	3,393	(11.5)%	4.2%	11,103	11,421	(2.8)%	8.8%

	As of June 30,
Number of Gas Customers	2017	2016
Residential	121,166	119,592
Commercial & industrial	9,743	9,669
Transportation & other	155	157

Total	131,064	129,418

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Natural Gas Revenue	2017	2016			2017	2016
Retail Sales(a)
Retail sales	$17	$21	(19.0)%		$75	$74	1.4%
Transportation & other(b)	5	5	—%		12	11	9.1%

Total natural gas revenues	$22	$26	(15.4)%		$87	$85	2.4%

(a)

Reflects delivery volumes and revenues from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges. For customers purchasing natural gas from DPL, revenue also reflects the cost of natural gas.

(b)	Transportation and other revenue includes off-system natural gas sales and the short-term release of interstate pipeline transportation and storage capacity not needed to serve customers.

Results of Operations — ACE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2017	2016		2017	2016
Operating revenues	$270	$270	$—	$544	$561	$(17)
Purchased power expense	128	141	13	266	298	32

Revenues net of purchased power expense(a)	142	129	13	278	263	15

Other operating expenses
Operating and maintenance	78	68	(10)	152	280	128
Depreciation and amortization	37	41	4	72	81	9
Taxes other than income	2	2	—	4	4	—

Total other operating expenses	117	111	(6)	228	365	137

Gain on sale of assets	—	1	(1)	—	1	(1)

Operating income (loss)	25	19	6	50	(101)	151

Other income and (deductions)
Interest expense, net	(15)	(16)	1	(30)	(32)	2
Other, net	2	2	—	4	5	(1)

Total other income and (deductions)	(13)	(14)	1	(26)	(27)	1

Income (loss) before income taxes	12	5	7	24	(128)	152
Income taxes	4	2	(2)	(12)	(31)	(19)

Net income (loss)	$8	$3	$5	$36	$(97)	$133

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

Net Income (Loss)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.    ACE’s Net income for the three months ended June 30, 2017, was higher than the same period in 2016, primarily due to an increase in Revenue net of purchased power expense resulting from higher electric distribution revenues as a result of a distribution rate increase approved by the NJBPU effective August 2016, partially offset by higher Operating and maintenance expense mostly due to an increase in preventive maintenance costs.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.    ACE’s Net income (loss) for the six months ended June 30, 2017, was higher than the same period in 2016, primarily due to an increase in Revenue net of purchased power expense resulting from higher electric distribution revenues as a result of a distribution rate increase approved by the NJBPU effective August 2016, lower Operating and maintenance expense mostly due to merger-related costs recognized in March 2016 and a decrease in income tax reserves in the first quarter 2017 for uncertain tax positions related to the deductibility of certain merger commitments.

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

Retail deliveries purchased from competitive electric generation suppliers (as a percentage of kWh sales) for the three and six months ended June 30, 2017, compared to the same periods in 2016, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Electric	51%	49%	50%	48%

Retail customers purchasing electric generation from competitive electric generation suppliers at June 30, 2017 and 2016 consisted of the following:

	June 30, 2017		June 30, 2016
	Number of customers	% of total retail customers	Number of customers	% of total retail customers
Electric	92,895	17%	80,325	15%

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

The changes in ACE’s operating revenue net of purchased power expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Weather	$—	$(1)
Volume	2	(4)
Pricing — distribution revenues	10	19
Regulatory required programs	(5)	(10)
Transmission revenues	6	13
Other	—	(2)

Total increase	$13	$15

Weather.    The demand for electricity is affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as

“favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. During the three months ended June 30, 2017 compared to the same period in 2016, operating revenue net of purchased power and fuel expense remained relatively consistent compared to prior year. During the six months ended June 30, 2017 compared to the same period in 2016, operating revenue net of purchased power and fuel expense was lower due to the impact of slightly unfavorable winter weather conditions in ACE’s service territory.

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

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the three and six months ended June 30, 2017 compared to the same periods in 2016 consisted of the following:

				% Change
	2017	2016	Normal	2017 vs. 2016	2017 vs. Normal
Three Months Ended June 30,
Heating Degree-Days	600	651	806	(7.8)%	(25.6)%
Cooling Degree-Days	324	258	285	25.6%	13.7%

Six Months Ended June 30,
Heating Degree-Days	2,750	2,921	3,294	(5.9)%	(16.5)%
Cooling Degree-Days	324	261	286	24.1%	13.3%

Volume.    During the three months ended June 30, 2017, compared to the same period in 2016, the increase in operating revenue net of purchased power expense related to delivery volume, exclusive of the effects of weather, is primarily due to higher average customer usage. During the six months ended June 30, 2017 compared to the same period in 2016, primarily reflects lower average customer usage, partially offset by the impact of customer growth.

Pricing — Distribution Revenues.    The increase in operating revenue net of purchased power expense for the three and six months ended June 30, 2017, compared to the same periods in 2016, was primarily due to the impact of higher electric distribution base rates charged to customers that became effective in August 2016. See Note 5 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

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

Transmission Revenues.    Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and other billing adjustments. The increase in revenue net of purchased power expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 is a result of higher rates effective June 1, 2017 and June 1, 2016 related to increases in transmission plant investment and operating expenses.

Operating and Maintenance Expense

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2017	2016		2017	2016
Operating and maintenance expense — baseline	$77	$67	$10	$150	$278	$(128)
Operating and maintenance expense —regulatory required programs(a)	1	1	—	2	2	—

Total operating and maintenance expense	$78	$68	$10	$152	$280	$(128)

(a)

Operating and maintenance expenses for regulatory required programs are costs for various legislative and/or regulatory programs that are recoverable from customers on a full and current basis through approved regulated rates. An equal and offsetting amount has been reflected in Operating revenues.

The changes in Operating and maintenance expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$5	$3
Storm-related costs	—	1
BSC and PHISCO allocations(a)	2	(11)
Uncollectible accounts expense	—	(1)
Merger commitments(b)	—	(120)
Other	3	—

Total increase (decrease)	$10	$(128)

(a)	Primarily related to merger severance and compensation costs recognized in 2016.
(b)	Primarily related to merger-related commitments for customer rate credits and charitable contributions recognized in 2016.

Depreciation and Amortization Expense

The changes in Depreciation and amortization expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 consisted of the following:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
Depreciation expense(a)	$2	$3
Regulatory asset amortization(b)	(6)	(12)

Total decrease	$(4)	$(9)

(a)	Depreciation expense increased due to ongoing capital expenditures.
(b)

Regulatory asset amortization decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016 as a result of lower revenue due to rate decreases effective October 2016 for the ACE Transition Bond Charge and Market Transition Charge Tax.

Taxes Other Than Income

Taxes other than income for the three and six months ended June 30, 2017 compared to the same periods in 2016, remained relatively constant.

Gain on sales of assets

Gain on sales of assets for the three and six months ended June 30, 2017 compared to the same periods in 2016 remained relatively constant.

Interest Expense, Net

Interest expense, net for the three and six months ended June 30, 2017 compared to the same periods in 2016 remained relatively constant.

Other, Net

Other, net for the three and six months ended June 30, 2017 compared to the same periods in 2016, remained relatively constant.

Effective Income Tax Rate

ACE’s effective income tax rate was 33.3% and 40.0% for the three months ended June 30, 2017 and 2016, respectively. ACE’s effective income tax rate was (50.0)% and 24.2% for the six months ended June 30, 2017 and 2016, respectively. In the first quarter of 2017, ACE decreased its liability for unrecognized tax benefits by $22 million resulting in a benefit to Income taxes and a corresponding decrease in its effective tax rate. See Note 11 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE Electric Operating Statistics and Revenue Detail

	Three Months Ended June 30,		% Change	Weather - Normal % Change	Six Months Ended June 30,		% Change	Weather - Normal % Change
Retail Deliveries to Customers (in GWhs)	2017	2016			2017	2016
Retail Deliveries(a)
Residential	814	814	—%	0.2%	1,693	1,752	(3.4)%	(2.3)%
Small commercial & industrial	302	283	6.7%	7.1%	585	572	2.3%	2.8%
Large commercial & industrial	853	853	—%	(0.2)%	1,618	1,673	(3.3)%	(3.5)%
Public authorities & electric railroads	11	9	22.2%	22.2%	24	24	—%	—%

Total retail deliveries	1,980	1,959	1.1%	1.1%	3,920	4,021	(2.5)%	(2.1)%

	As of June 30,
Number of Electric Customers	2017	2016
Residential	486,173	483,044
Small commercial & industrial	61,013	60,928
Large commercial & industrial	3,744	3,806
Public authorities & electric railroads	629	594

Total	551,559	548,372

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
Electric Revenue	2017	2016			2017	2016
Retail Sales(a)
Residential	$130	$131	(0.8)%		$272	$281	(3.2)%
Small commercial & industrial	40	39	2.6%		76	78	(2.6)%
Large commercial & industrial	49	50	(2.0)%		94	101	(6.9)%
Public authorities & electric railroads	4	3	33.3%		7	6	16.7%

Total retail	223	223	—%		449	466	(3.6)%
Other revenue(b)	47	47	—%		95	95	—%

Total electric revenue(c)	$270	$270	—%		$544	$561	(3.0)%

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
(c)

Includes operating revenues from affiliates totaling $1 million and $1 million for the three months ended June 30, 2017 and 2016, respectively, and $1 million and $2 million for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Exelon activity presented below includes the activity of PHI, Pepco, DPL and ACE, from the PHI Merger effective date of March 24, 2016 through June 30, 2017. Exelon prior year activity is unadjusted for the effects of the PHI Merger. Due to the application of push-down accounting to the PHI entity, PHI’s activity is presented in two separate reporting periods, the legacy PHI activity through March 23, 2016 (Predecessor), and PHI activity for the remainder of the period after the PHI merger date (Successor). For each of Pepco, DPL and ACE the activity presented below include its activity for the six months ended June 30, 2017 and 2016. All results included throughout the liquidity and capital resources section are presented on a GAAP basis.

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

NRC Minimum Funding Requirements

NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that sufficient funds will be available in certain minimum amounts to decommission the facility. These NRC minimum funding levels are based upon the assumption that decommissioning activities will commence after the end of the current licensed life of each unit. If a unit fails the NRC minimum funding test, then the plant’s owners or parent companies would be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional cash contributions to the NDT fund to ensure sufficient funds are available. See Note 12—Nuclear Decommissioning to the Combined Notes to Consolidated Financial Statements for additional information on the NRC minimum funding requirements.

If a nuclear plant were to early retire there is a risk that it will no longer meet the NRC minimum funding requirements due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT fund investments could appreciate in value. A shortfall could require Exelon to post parental guarantees for Generation’s share of the obligations. However, the amount of any required guarantees will ultimately depend on the decommissioning approach adopted at each site, the associated level of costs, and the decommissioning trust fund investment performance going forward. Within two years after shutting down a plant, Generation must submit a post-shutdown decommissioning activities report (PSDAR) to the NRC that includes the planned option for decommissioning the site. As discussed in Note 12 — Nuclear Decommissioning, Generation filed its biennial decommissioning funding status report with the NRC on March 31, 2017 and demonstrated adequate funding assurance for all nuclear units currently operating. As of June 30, 2017, TMI passes the NRC minimum funding test based on its shortened estimated life under the most likely SAFSTOR decommissioning approach. Under the most costly decommissioning approach of Delayed DECON, which is currently considered unlikely, a parental guarantee of up to $130 million from Exelon could be required.

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

While the ultimate amounts may vary greatly and could be reduced by alternate decommissioning scenarios and/or reimbursement of certain costs under the United States Department of Energy reimbursement agreements or future litigation, across the four alternative decommissioning approaches available, if TMI were to fail to obtain the exemption, Generation could incur spent fuel management and site restoration costs over the next ten years of up to $165 million net of taxes, assuming the SAFSTOR decommissioning scenario, which has the highest non-radiological decommissioning costs and is currently considered the most likely decommissioning approach.

Junior Subordinated Notes

In June 2014, Exelon issued $1.15 billion of junior subordinated notes in the form of 23 million equity units at a stated amount of $50.00 per unit. Each equity unit represented an undivided beneficial ownership interest in Exelon’s $1.15 billion of 2.50% junior subordinated notes due in 2024 (“2024 notes”) and a forward equity purchase contract. As contemplated in the June 2014 equity unit structure, in April 2017, Exelon completed the remarketing of the 2024 notes into $1.15 billion of 3.497% junior subordinated notes due in 2022 (“Remarketing”). Exelon conducted the Remarketing on behalf of the holders of equity units and did not directly receive any proceeds therefrom. Instead, the former holders of the 2024 notes used debt remarketing proceeds towards settling the forward equity purchase contract with Exelon on June 1, 2017. Exelon issued approximately 33 million shares of common stock from treasury stock and received $1.15 billion upon settlement of the forward equity purchase contract. When reissuing treasury stock Exelon uses the average price paid to repurchase shares to calculate a gain or loss on issuance and records gains or losses directly to retained earnings. A loss on reissuance of treasury shares of $1.05 billion was recorded to retained earnings as of June 30, 2017. See Note 16 — Earnings Per Share and Equity for further information on the issuance of common stock.

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

The following table provides a summary of the major items affecting Exelon’s cash flows from operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016(c)	Variance
Net income	$1,046	$430	$616
Add (subtract):
Non-cash operating activities(a)	3,273	3,992	(719)
Pension and non-pension postretirement benefit contributions	(325)	(258)	(67)
Income taxes	58	470	(412)
Changes in working capital and other noncurrent assets and liabilities(b)	(973)	(781)	(192)
Option premiums (paid) received, net	(8)	(10)	2
Collateral (posted) received, net	(173)	710	(883)

Net cash flows provided by operations	$2,898	$4,553	$(1,655)

(a)

Represents, when applicable, depreciation, amortization and accretion, net fair value changes related to derivatives, deferred income taxes, provision for uncollectible accounts, pension and other postretirement benefit expense, equity in earnings and losses of unconsolidated affiliates and investments, decommissioning-related items, stock compensation expense, impairment of long-lived assets, PHI merger commitment and severance charges, and other non-cash charges. See Note 18—Supplemental Financial Information for further detail on non-cash operating activity.

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

Tax Matters

The Registrants’ future cash flows from operating activities may be affected by the following tax matters:

•

In order to appeal the Tax Court’s like-kind exchange decision, Exelon is required to pay the tax, penalties and interest at the time Exelon files its appeal (expected in the second half of 2017). Exelon expects that a payment of approximately $1.3 billion related to the like-kind exchange will be due, including $300 million from ComEd, in the second half of 2017. While Exelon will receive a tax benefit of approximately $350 million associated with the deduction for the interest, Exelon currently has a net operating loss carryforward and thus does not expect to realize the cash benefit until 2018. After taking into account these interest deduction tax benefits, the total estimated net cash outflow for the like-kind exchange is approximately $950 million, of which approximately $300 million is attributable to ComEd after giving consideration to Exelon’s agreement to hold ComEd harmless from any unfavorable impacts on ComEd’s equity from the like-kind exchange position. ComEd will fund the $300 million with a combination of debt and equity in a manner to maintain its current capital structure.

Of the above amounts payable, Exelon deposited with the IRS $1.25 billion in October of 2016. The remaining amount will be paid in the second half of 2017 at the time Exelon files its appeal of the Tax Court decision. Exelon funded the $1.25 billion deposit with a combination of cash on hand and short-term borrowings.

See Note 11 — Income taxes for discussion of the like-kind exchange tax position.

•

State and local governments continue to face increasing financial challenges, which may increase the risk of additional income tax levies, property taxes and other taxes or the imposition, extension or permanence of temporary tax levies. In the third quarter of 2017, Illinois increased the corporate income tax rate from 7.75% to 9.5% effective July 1, 2017.

See Note 11 — Income taxes for discussion of the Illinois tax rate change.

Cash flows from operations for the six months ended June 30, 2017 and 2016 by Registrant were as follows:

	Six Months Ended June 30,
	2017	2016
Exelon	$2,898	$4,553
Generation	974	2,387
ComEd	788	1,128
PECO	368	339
BGE	472	489
Pepco	129	365
DPL	194	220
ACE	77	208

	Successor		Predecessor
	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI	$403	$188	$264

Changes in the Registrants’ cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2017 and 2016 were as follows:

Generation

•

Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differ depending on whether the transactions are on an exchange or in the OTC markets. During the six months ended June 30, 2017 and 2016, Generation had net (payments)/collections of counterparty cash collateral of $(163) million and $720 million, respectively, primarily due to market conditions that resulted in changes to Generation’s net mark-to-market position.

•

During the six months ended June 30, 2017 and 2016, Generation had net payments of approximately $8 million and $10 million, respectively, related to purchases and sales of options. The level of option activity in a given period may vary due to several factors, including changes in market conditions as well as changes in hedging strategy.

ComEd

•

During six months ended June 30, 2017 and 2016, ComEd posted approximately $13 million and received a return of $10 million of cash collateral with PJM, respectively. ComEd’s collateral posted with PJM has increased year over year primarily due to a reduction in ComEd’s share of Exelon’s unsecured credit with PJM. As of June 30, 2017 and 2016, ComEd had approximately $36 million and $41 million cash collateral posted with PJM, respectively.

For further discussion regarding changes in non-cash operating activities, please refer to Note 18—Supplemental Financial Information of the Combined Notes to the Financial Statements.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2017 and 2016 by Registrant were as follows:

	Six Months Ended June 30,
	2017	2016
Exelon	$(3,980)	$(10,877)
Generation	(1,357)	(2,210)
ComEd	(1,166)	(1,313)
PECO	(242)	(291)
BGE	(383)	(375)
Pepco	(293)	(307)
DPL	(191)	(180)
ACE	(173)	(160)

	Successor		Predecessor
	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI	$(667)	$(350)	$(343)

Significant investing cash flow impacts for the Registrants for six months ended June 30, 2017 and 2016 were as follows:

Exelon

•

During the six months ended June 30, 2017, Exelon had expenditures of $23 million and $182 million relating to the acquisitions of ConEdison Solutions and the FitzPatrick facility, respectively. During the six months ended June 30, 2016 , Exelon had expenditures of $6.6 billion relating to the acquisition of PHI.

•	During the six months ended June 30, 2016, Exelon had proceeds of $360 million as a result of early termination of direct financing leases.

Generation

•	During the six months ended June 30, 2017, Exelon had expenditures of $23 million and $182 million relating to the acquisitions of ConEdison Solutions and the FitzPatrick facility, respectively.

Capital Expenditure Spending

Generation

Generation has entered into several agreements to acquire equity interests in privately held and development stage entities which develop energy-related technologies. The agreements contain a series of scheduled investment commitments, including in-kind service contributions. There are anticipated expenditures remaining through 2019 to fund anticipated planned capital and operating needs of the associated companies. See Note 24 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements of the Exelon 2016 Form 10-K for further details of Generation’s equity interests.

Capital expenditures by Registrant for the six months ended June 30, 2017 and 2016 and projected amounts for the full year 2017 are as follows:

	Projected Full Year 2017(a)	Six Months Ended June 30,
		2017	2016
Exelon(b)	$8,150	3,845	$4,489
Generation	2,525	1,189	2,051
ComEd(c)	2,200	1,168	1,334
PECO	775	367	299
BGE	925	405	392
Pepco	600	291	256
DPL	400	192	182
ACE	325	175	164

	Projected Full Year 2017 (a)	Successor		Predecessor
		Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI(d)	$1,375	$671	$339	$273

(a)	Total projected capital expenditures do not include adjustments for non-cash activity.
(b)	Includes corporate operations, BSC, and PHISCO rounded to the nearest $25 million.
(c)

The 2017 projections include approximately $279 million of expected incremental spending pursuant to EIMA, ComEd has committed to invest approximately $2.6 billion over a ten year period, through 2022, to modernize and storm-harden its distribution system and to implement smart grid technology.

(d)	Includes PHISCO rounded to the nearest $25 million.

Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Generation

Approximately 37% and 21% of the projected 2017 capital expenditures at Generation are for the acquisition of nuclear fuel and growth (primarily new plant construction and distributed generation), respectively, with the remaining amounts reflecting additions and upgrades to existing facilities (including material condition improvements during nuclear refueling outages). Generation anticipates that they will fund capital expenditures with internally generated funds and borrowings.

ComEd, PECO, BGE, Pepco, DPL and ACE

Approximately 92% of the projected 2017 capital expenditures at ComEd and 100% of the projected of the projected 2017 capital expenditures at PECO, BGE, Pepco, DPL, and ACE are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as ComEd’s reliability related investments required under EIMA, and the Utility Registrants’ construction commitments under PJM’s RTEP. In addition to the capital expenditure for continuing projects, ComEd’s total expenditures include smart grid/smart meter technology required under EIMA.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities for the six months ended June 30, 2017 and 2016 by Registrant were as follows:

	Six Months Ended June 30,
	2017	2016
Exelon	$983	$1,469
Generation	358	(235)
ComEd	361	854
PECO	(144)	(140)
BGE	(100)	(118)
Pepco	274	64
DPL	(43)	(30)
ACE	2	100

	Successor		Predecessor
	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI	$245	$137	$372

Debt

See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for further details of the Registrants’ debt issuances.

Dividends

Cash dividend payments and distributions during the six months ended June 30, 2017 and 2016 by Registrant were as follows:

	Six Months Ended June 30,
	2017	2016
Exelon	$607	$582
Generation	330	111
ComEd	211	183
PECO	144	139
BGE(a)	99	96
Pepco	58	55
DPL	54	38
ACE	22	11

	Successor		Predecessor
	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI	$131	$124	$—

(a)	Includes dividends paid on BGE’s preference stock in 2016.

Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2017 and for the third quarter of 2017 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2017	January 31, 2017	February 15, 2017	March 10, 2017	$0.3275
Second Quarter 2017	April 25, 2017	May 15, 2017	June 9, 2017	$0.3275
Third Quarter 2017	July 25, 2017	August 15, 2017	September 8, 2017	$0.3275

(a)

Exelon’s Board of Directors approved a revised dividend policy. The approved policy will raise the dividend 2.5% each year for the next three years, beginning with the June 2016 dividend and subject to Board approval.

Short-Term Borrowings

Short-term borrowings incurred (repaid) during the six months ended June 30, 2017 and 2016 by Registrant were as follows:

	Six Months Ended June 30,
	2017	2016
Exelon	$488	$(919)
Generation	15	179
ComEd	389	(259)
BGE	40	(2)
Pepco	(23)	(64)
DPL	25	(105)
ACE	42	(5)

	Successor		Predecessor
	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI	$(455)	$(837)	$379

Contributions from Parent/Member

Contributions received from Parent/Member for the six months ended June 30, 2017 and 2016 by Registrant were as follows:

	Six Months Ended June 30,
	2017	2016
Generation	$—	$45
ComEd (a)(b)	184	113
BGE (b)	—	21
Pepco (c)	161	187
DPL (c)	—	113
ACE (c)	—	139

	Successor		Predecessor
	Six Months Ended June 30, 2017	March 24, 2016 to June 30, 2016	January 1, 2016 to March 23, 2016
PHI (b)	$751	$1,088	$—

(a)

Additional contributions from parent or external debt financing may be required as a result of increased capital investment in infrastructure improvements and modernization pursuant to EIMA and transmission upgrades.

(b)	Contribution paid by Exelon.
(c)	Contribution paid by PHI

Other

For the six months ended June 30, 2017, other financing activities primarily consist of debt issuance costs. See Note 10 — Debt and Credit Agreements of the Combined Notes to the Consolidated Financial Statements for further details of the Registrants’ debt issuances.

Credit Matters

The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $9.5 billion in aggregate total commitments of which $8.2 billion was available as of June 30, 2017, and of which no financial institution has more than 7% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper market during the second quarter of 2017 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS of the Exelon 2016 Form 10-K for further information regarding the effects of uncertainty in the capital and credit markets.

The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of June 30, 2017, it would have been required to provide incremental collateral of $1.8 billion to meet collateral obligations for derivatives, non-derivatives, normal purchase normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within its current available credit facility capacities of $4.5 billion.

The following table presents the incremental collateral that each utility registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2017 and available credit facility capacity prior to any incremental collateral at June 30, 2017:

	PJM Credit Policy Collateral	Other Incremental Collateral Required (a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$17	$—	$998
PECO	3	21	598
BGE	3	36	600
Pepco	5	—	300
DPL	3	10	300
ACE	—	—	300

(a)	Represents incremental collateral related to natural gas procurement contracts.

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

The following table reflects the Registrants’ commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at June 30, 2017:

Commercial Paper Programs

Commercial Paper Issuer	Maximum Program Size (a)(b)	Outstanding Commercial Paper at June 30, 2017	Average Interest Rate on Commercial Paper Borrowings for the Six Months Ended June 30, 2017
Exelon Corporate	$600	$—	1.16%
Generation	5,300	569	1.15%
ComEd	1,000	389	1.17%
PECO	600	—	1.13%
BGE	600	85	1.07%
Pepco	500	—	1.04%
DPL	500	25	1.40%
ACE	350	42	1.28%

(a)	Excludes $525 million bilateral credit facilities that do not back Generation’s commercial paper program.
(b)

Excludes additional credit facility agreements for Generation, ComEd, PECO, BGE, Pepco, DPL and ACE with aggregate commitments of $50 million, $34 million, $34 million, $5 million, $2 million, $2 million and $2 million, respectively, arranged with minority and community banks located primarily within utilities’ service territories. These facilities expire on October 13, 2017. These facilities are solely utilized to issue letters of credit. As of June 30, 2017, letters of credit issued under these agreements for Generation, ComEd, PECO and BGE totaled $5 million, $12 million, $21 million and $2 million, respectively.

In order to maintain their respective commercial paper programs in the amounts indicated above, each Registrant must have credit facilities in place, at least equal to the amount of its commercial paper program. While the amount of its commercial paper outstanding does not reduce available capacity under a Registrant’s credit facility, a Registrant does not issue commercial paper in an aggregate amount exceeding the then available capacity under its credit facility. At June 30, 2017, the Registrants had the following aggregate bank commitments, credit facility borrowings and available capacity under their respective credit facilities:

Credit Agreements

Borrower	Facility Type	Aggregate Bank Commitment(a)(b)(c)	Facility Draws	Outstanding Letters of Credit	Available Capacity at June 30, 2017
					Actual	To Support Additional Commercial Paper(b)(d)
Exelon Corporate	Syndicated Revolver	$600	$—	$45	$555	$555
Generation(e)	Syndicated Revolver	5,300	—	887	4,413	3,844
Generation	Bilaterals	525	130	285	110	—
ComEd	Syndicated Revolver	1,000	—	2	998	609
PECO	Syndicated Revolver	600	—	2	598	598
BGE	Syndicated Revolver	600	—	—	600	515
Pepco	Syndicated Revolver	300	—	—	300	300
DPL	Syndicated Revolver	300	—	—	300	275
ACE	Syndicated Revolver	300	—	—	300	258

(a)

Excludes $129 million of credit facility agreements arranged at minority and community banks at Generation, ComEd, PECO, BGE, Pepco, DPL and ACE. These facilities expire on October 13, 2017. These facilities are solely utilized to issue letters of credit. As of June 30, 2017, letters of credit issued under these agreements for Generation, ComEd, PECO and BGE totaled $5 million, $12 million, $21 million and $2 million, respectively.

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

(c)	Excludes nonrecourse debt letters of credit, see Note 14 — Debt and Credit Agreements in the Exelon 2016 Form 10-K for further information on Continental Wind nonrecourse debt.
(d)	Excludes $525 million bilateral credit facilities that do not back Generation’s commercial paper program.
(e)	Excludes ExGen Texas Power Financing’s $15 million of borrowed debt on its revolving credit facility.

As of June 30, 2017, there was $130 million of borrowings under Generation’s bilateral credit facilities.

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

Each revolving credit agreement for Exelon, Generation, ComEd, PECO, BGE, Pepco, DPL and ACE requires the affected borrower to maintain a minimum cash from operations to interest expense ratio for the twelve-month period ended on the last day of any quarter. The following table summarizes the minimum thresholds reflected in the credit agreements for the six months ended June 30, 2017:

	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE
Credit agreement threshold	2.50 to 1	3.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1	2.00 to 1

At June 30, 2017, the interest coverage ratios at Exelon, Generation, ComEd, PECO, BGE, Pepco, DPL and ACE were as follows:

	Exelon	Generation	ComEd	PECO	BGE	Pepco	DPL	ACE
Interest coverage ratio	6.26	9.87	6.94	8.60	10.61	6.97	8.92	6.22

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

Intercompany Money Pool

To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate intercompany money pools. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2017, are presented in the following table:

Exelon Intercompany Money Pool	During the Three Months Ended June 30, 2017		As of June 30, 2017
Contributed (borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$558	n/a	$506
Generation	20	(294)	(251)
PECO	26	(20)	10
BSC	—	(389)	(319)
PHI Corporate (a)	n/a	(34)	—
PCI (a)	54	—	54

(a)	As a result of the merger, PHI Corporate and PCI began to participate in the Exelon Intercompany Money Pool effective March 24, 2016.

PHI Intercompany Money Pool	During the Three Months Ended June 30, 2017		As of June 30, 2017
Contributed (borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
PHI Corporate	$49	$(3)	$12
Pepco	—	—	—
DPL	—	—	—
ACE	—	—	—
PHISCO	3	(51)	(11)

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

Regulatory Authorizations

Generation, ComEd, PECO, BGE, Pepco, DPL and ACE are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	Short-term Financing Authority(a)			Long-term Financing Authority
	Commission	Expiration Date	Amount (in millions)	Commission	Expiration Date	Amount (in millions)
ComEd(b)	FERC	December 31, 2017	$2,500	ICC	2019	$2,383
PECO	FERC	December 31, 2017	1,500	PAPUC	December 31, 2018	1,600
BGE	FERC	December 31, 2017	700	MDPSC	N/A	1,000
Pepco	FERC	June 30, 2018	500	MDPSC / DCPSC	September 25, 2017	350
DPL	FERC	June 30, 2018	500	MDPSC / DPSC	December 31, 2017	125
ACE	NJPU	January 1, 2018	350	NJBPU	December 31, 2017	300

(a)	Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.
(b)

ComEd had $1,565 million available in long-term debt refinancing authority and $818 million available in new money long term debt financing authority from the ICC as of June 30, 2017 and has an expiration date of June 1, 2019 and March 1, 2019, respectively.

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

For an in-depth discussion of the Registrants’ contractual obligations and off-balance sheet arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangements” in the Exelon 2016 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments.”

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

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Exelon’s hedging program involves the hedging of commodity risk for Exelon’s expected generation, typically on a ratable basis over a three-year period. As of June 30, 2017, the percentage of expected generation hedged for the major reportable segments is 96%-99%, 71%-74% and 39%-42% for 2017, 2018 and 2019, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted generating facilities based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products and options. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts including Generation’s sales to the Utility Registrants to serve their retail load.

A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire non-proprietary trading portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on June 30, 2017 market conditions and hedged position would have an immaterial impact on pre-tax net income for 2017 and decreases of approximately $230 million and $560 million, respectively, for 2018 and 2019. Power price sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation expects to actively manage its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio.

Proprietary Trading Activities.    Generation also enters into certain energy-related derivatives for proprietary trading purposes. Proprietary trading includes all contracts entered into with the intent of benefiting from shifts or changes in market prices as opposed to those entered into with the intent of hedging or managing risk. Proprietary trading activities are subject to limits established by Exelon’s RMC. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits, including volume, stop loss and Value-at-Risk (VaR) limits to manage exposure to market risk. Additionally, the Exelon risk management group and Exelon’s RMC monitor the financial risks of the proprietary trading activities. The proprietary trading activities, which included physical volumes of 2,312 GWhs and 4,162 GWhs for the three and six months ended June 30, 2017, respectively, and 1,289 GWhs and 2,509 GWhs and for the three and six months June 30, 2016, respectively, are a complement to Generation’s energy marketing portfolio, but represent a small portion of Generation’s overall revenue from energy marketing activities. Proprietary trading portfolio activity for the six months ended June 30, 2017 resulted in $7 million of pre-tax gains due to net mark-to-market losses of $2 million and realized gains of $9 million. Generation uses a 95% confidence interval, assuming standard normal distribution, one day holding period and a one-tailed statistical measure in calculating its VaR. The daily VaR on proprietary trading activity averaged $0.3 million of exposure during the quarter. Generation has not segregated proprietary trading activity within the following discussion because of the relative size of the proprietary trading portfolio in comparison to Generation’s total Revenue net of purchase power and fuel expense for the six months ended June 30, 2017 of $4,106 million.

Fuel Procurement.    Generation procures natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel assemblies are obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 51% of Generation’s uranium concentrate requirements from 2017 through 2021 are supplied by three producers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial positions.

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

The following table provides detail on changes in Exelon’s, Generation’s, ComEd’s, PHI’s and DPL’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2016 to June 30, 2017. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all normal purchase and normal sales contracts and does not segregate proprietary trading activity. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2017 and December 31, 2016.

	Exelon	Generation	ComEd	PHI	DPL
Total mark-to-market energy contract net assets (liabilities) at December 31, 2016(a)	$719	$977	$(258)	$—	$—
Total change in fair value during 2017 of contracts recorded in results of operations	(200)	(200)	—	—	—
Reclassification to realized of contracts recorded in results of operations	(31)	(31)	—	—	—
Contracts received at acquisition date	—	—	—	—	—
Changes in fair value — recorded through regulatory assets and liabilities(b)	—	—	2	(2)	(2)
Changes in allocated collateral	158	156	—	2	2
Changes in net option premium paid/(received)	8	8	—	—	—
Option premium amortization	(11)	(11)	—	—	—
Upfront payments and amortizations(c)	(15)	(15)	—	—	—

Total mark-to-market energy contract net assets (liabilities) at June 30, 2017(a)	$628	$884	$(256)	$—	$—

(a)	Amounts are shown net of collateral paid to and received from counterparties.
(b)

For ComEd and DPL, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of June 30, 2017, ComEd recorded a regulatory liability of $256 million related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. For the six months ended June 30, 2017, ComEd also recorded $5 million of decreases in fair value and an increase for realized losses due to settlements of $7 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

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

Exelon

	Maturities Within						Total Fair Value
	2017	2018	2019	2020	2021	2022 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$69	$(11)	$(37)	$(14)	$2	$(4)	$5
Prices provided by external sources (Level 2)	173	111	5	(4)	5	—	290
Prices based on model or other valuation methods (Level 3)(c)	144	252	94	16	(29)	(144)	333

Total	$386	$352	$62	$(2)	$(22)	$(148)	$628

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $485 million at June 30, 2017.
(c)	Includes ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within						Total Fair Value
	2017	2018	2019	2020	2021	2022 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$69	$(11)	$(37)	$(14)	$2	$(4)	$5
Prices provided by external sources (Level 2)	173	111	5	(4)	5	—	290
Prices based on model or other valuation methods (Level 3)	154	272	115	36	(9)	21	589

Total	$396	$372	$83	$18	$(2)	$17	$884

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $485 million at June 30, 2017.

ComEd

	Maturities Within						Total Fair Value
	2017	2018	2019	2020	2021	2022 and Beyond
Commodity derivative contracts(a):
Prices based on model or other valuation methods (Level 3)	$(10)	$(20)	$(21)	$(20)	$(20)	$(165)	$(256)

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

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

Generation

The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchase normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2017. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX and Nodal commodity exchanges, which are discussed below. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO, BGE, Pepco, DPL and ACE of $23 million, $27 million, $21 million, $41 million, $12 million, and $6 million as of June 30, 2017, respectively.

Rating as of June 30, 2017	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$878	$14	$864	1	$299
Non-investment grade	47	1	46	—	—
No external ratings
Internally rated — investment grade	327	—	327	—	—
Internally rated — non-investment grade	123	14	109	—	—

Total	$1,375	$29	$1,346	1	$299

	Maturity of Credit Risk Exposure
Rating as of June 30, 2017	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$719	$161	$(2)	$878
Non-investment grade	34	13	—	47
No external ratings
Internally rated — investment grade	273	34	20	327
Internally rated — non-investment grade	99	24	—	123

Total	$1,125	$232	$18	$1,375

Net Credit Exposure by Type of Counterparty	As of June 30, 2017
Financial institutions	$89
Investor-owned utilities, marketers, power producers	563
Energy cooperatives and municipalities	560
Other	134

Total	$1,346

(a)	As of June 30, 2017, credit collateral held from counterparties where Generation had credit exposure included $19 million of cash and $10 million of letters of credit.

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

As of June 30, 2017, Generation had cash collateral of $517 million posted and cash collateral held of $34 million for external counterparties with derivative positions, of which $485 million and an immaterial amount in net cash collateral deposits were offset against energy derivative and interest rate and foreign exchange derivative related to underlying energy contracts, respectively. As of June 30, 2017, $2 million of cash collateral held was not offset against net derivative positions because it was not associated with energy-related derivatives or as of the balance sheet date there were no positions to offset. See Note 17 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for information regarding the letters of credit supporting the cash collateral.

ComEd

As of June 30, 2017, ComEd held $13 million in collateral from suppliers in association with energy procurement contracts and held approximately $19 million in the form of cash and letters of credit for both annual and long-term renewable energy contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements in this report and Note 3 — Regulatory Matters of the 2016 Exelon Form 10-K for additional information.

PECO

As of June 30, 2017, PECO was not required to post collateral under its energy and natural gas procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

BGE

BGE is not required to post collateral under its electric supply contracts nor was it holding collateral under its electric supply procurement contracts as of June 30, 2017. As of June 30, 2017, BGE was not required to post collateral under its natural gas procurement contracts but was holding an immaterial amount of collateral under its natural gas procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

Pepco

Pepco is not required to post collateral under its energy procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

DPL

DPL is not required to post collateral under its energy procurement contracts. As of June 30, 2017, DPL was not required to post collateral under its natural gas procurement contracts. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.

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

Interest Rate and Foreign Exchange Risk (All Registrants)

The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. The Registrants may also utilize fixed-to-floating interest rate swaps, which are typically designated as fair value hedges, as a means to manage their interest rate exposure. In addition, the Registrants may utilize interest rate derivatives to lock in rate levels in anticipation of future financings, which are typically designated as cash flow hedges. These strategies are employed to manage interest rate risks. At June 30, 2017, Exelon had $800 million of notional amounts of fixed-to-floating hedges outstanding and Exelon and Generation had $492 million of notional amounts of floating-to-fixed hedges outstanding. Assuming the interest rate hedges are 100% effective, a hypothetical 50 bps increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $3 million decrease in Exelon Consolidated pre-tax income for the six months ended June 30, 2017. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges.

Equity Price Risk (Exelon and Generation)

Generation maintains trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of June 30, 2017, Generation’s decommissioning trust funds are reflected at fair value on its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $621 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion of equity price risk as a result of the current capital and credit market conditions.

Item	4. Controls and Procedures

During the second quarter of 2017, each of Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s and ACE’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by all Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.

Accordingly, as of June 30, 2017, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, any of Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s and ACE’s internal control over financial reporting.

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

Risks Related to Exelon

At June 30, 2017, the Registrants’ risk factors were consistent with the risk factors described in the Registrants’ combined 2016 Form 10-K in ITEM 1A. RISK FACTORS.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Exelon sponsors several 401(k) retirement savings plans that are made available to different groups of its employees. The plans generally allow participating employees to make contributions from their eligible pay, and Exelon provides both a fixed and annual profit-sharing match. Exelon, acting through the Exelon Investment Office, is responsible for the selection and retention of the plans’ respective investment options and any investment manager that may be appointed under the Exelon Corporation Defined Contribution Retirement Plans Master Trust (the Master Trust). The plans’ investments are held in the Master Trust. Plan investments are fully participant-directed. The investment options include a menu of funds, some of which may include Exelon common stock. For participants who elect an allocation for purchases of Exelon common stock, the Master Trust through an investment manager acquires Exelon common stock in the open market and allocates that stock to the account of each such participant. It is the position of the SEC that the plans are considered to be an affiliate of Exelon because Exelon is the sponsor of each plan and the plan administrator, acting through an employee of Exelon.

Effective January 1, 2016, the Exelon Employee Savings Plan for Represented Employees at TMI and Oyster Creek (the TMI/OC 401(k)) and the Exelon Employee Savings Plan for Represented Employees at Clinton (the Clinton 401(k)) each made an Exelon common stock fund available as an investment option for the first time. From January 1, 2016 through May 2017, participants in the TMI/OC 401(k) and the Clinton 401(k) acquired approximately 55,250 and 58,500 equivalent shares of Exelon common stock, respectively, that were not properly registered due to an inadvertent failure to file a registration statement on Form S-8 relating to the allocation of such shares to the participants’ accounts in such plans.

The discovery of the failure to file a registration statement on Form S-8 for the TMI/OC 401(k) and the Clinton 401(k) prompted Exelon to review the amount of shares issued under the Exelon Employee Savings Plan (the ESP), a 401(k) retirement savings plan made available to most Exelon employees. Exelon previously filed registration statements registering shares for the ESP, including 6.2 million shares (on a post-split basis) registered in 2000 when the ESP began offering Exelon shares upon the merger that created Exelon and 5.6 million shares registered in 2012 after the merger of Constellation Energy Group, Inc. into Exelon and the merger of the Constellation Energy Group, Inc. Employee Savings Plan into the ESP. Upon review, Exelon determined that the volume of transactions in the Exelon stock fund in the ESP may have exceeded the number of shares that had been previously registered. While Exelon was unable to obtain records from the previous recordkeeper for the period from 2000 through 2008, during the period from 2009 through 2016, approximately 51 million shares of Exelon common stock were acquired by participants through the ESP, including approximately 9 million shares in 2016, that may not have been properly registered due to an inadvertent failure to file a registration statement on Form S-8.

On June 29, 2017, Exelon filed a registration statement on Form S-8 to (1) register transactions by the TMI/OC 401(k) and the Clinton 401(k) after that date and to register potential resales by plan participants who purchased shares through their accounts in the period between January 1, 2016 and the date of the filing of the registration statement, and (2) register transactions by the ESP after that date and to register potential resales by plan participants who purchased shares through their accounts prior to the date of the filing of the registration statement. The registration statement also registered 5,000,000 additional shares for the Exelon 2011 Long-Term Incentive Plan that was approved by shareholders in 2010; there were no sales of unregistered shares of Exelon common stock or other forms  of  Exelon equity  through that plan.  Exelon did not  receive any proceeds from the sales of the securities pursuant to any of the 401(k) plans because the shares were purchased in the open market by a third party administrator on behalf of the Master Trust. For the period during which unregistered issuances of Exelon common stock through the 401(k) plans may have occurred, Exelon has filed in a timely manner all annual reports on Form 11-K with respect to each of the 401(k) plans, filed in a timely manner all annual reports on Form 10-K and quarterly reports on Form 10-Q with respect to Exelon, and maintained and distributed to participants in the 401(k) plans a summary plan description with respect to the respective 401(k) plan as required by the Employee Retirement Income Security Act of 1974, as amended. Based on the current market price of Exelon stock Exelon does not anticipate that any participants in any of the 401(k) plans who still hold shares acquired within the last year will seek rescission. These shares have always been treated as outstanding for financial reporting purposes, and Exelon does not expect that the overall effect of any issuance of unregistered shares, including the exercise of any applicable rescission rights by participants, will have a material impact on Exelon’s results of operations, financial position, or cash flows. Exelon is implementing additional controls to ensure that any shares of Exelon common stock sold pursuant to the 401(k) plans will be registered in accordance with the registration requirements of the Securities Act of 1933, as amended.

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

Exhibit No.	Description

4.1	Supplemental Indenture, dated as of May 15, 2017, from Potomac Electric Power Company to The Bank of New York Mellon, as trustee (File No. 001-01072, Form 8-K dated May 22, 2017, Exhibit 4.2)

4.2	Form of First Mortgage Bond, 4.15% Series due March 15, 2043 (File No. 001-01072, Form 8-K dated May 22, 2017, Exhibit 4.3)

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 filed by the following officers for the following companies:

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

August 2, 2017

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

August 2, 2017

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

August 2, 2017

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

August 2, 2017

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

August 2, 2017

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

August 2, 2017

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

August 2, 2017

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

August 2, 2017

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

August 2, 2017