Form 10-Q
period 2019-06-30
EXELON CORP; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; DELMARVA POWER & LIGHT CO /DE/; COMMONWEALTH EDISON CO; BALTIMORE GAS & ELECTRIC CO; ATLANTIC CITY ELECTRIC CO; PEPCO HOLDINGS LLC; EXELON GENERATION CO LLC
filed 2019-08-01
CIK 1109357, 78100, 79732, 27879, 22606, 9466, 8192, 1135971, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Name of Registrant; State or Other Jurisdiction of Incorporation; Address of Principal Executive Offices; and Telephone Number	IRS Employer Identification Number

001-16169	EXELON CORPORATION	23-2990190
(a Pennsylvania corporation) 10 South Dearborn Street P.O. Box 805379 Chicago, Illinois 60680-5379 (800) 483-3220

333-85496	EXELON GENERATION COMPANY, LLC	23-3064219
(a Pennsylvania limited liability company) 300 Exelon Way Kennett Square, Pennsylvania 19348-2473 (610) 765-5959

001-1839	COMMONWEALTH EDISON COMPANY	36-0938600
(an Illinois corporation) 440 South LaSalle Street Chicago, Illinois 60605-1028 (312) 394-4321

000-16844	PECO ENERGY COMPANY	23-0970240
(a Pennsylvania corporation) P.O. Box 8699 2301 Market Street Philadelphia, Pennsylvania 19101-8699 (215) 841-4000

001-1910	BALTIMORE GAS AND ELECTRIC COMPANY	52-0280210
(a Maryland corporation) 2 Center Plaza 110 West Fayette Street Baltimore, Maryland 21201-3708 (410) 234-5000

001-31403	PEPCO HOLDINGS LLC	52-2297449
(a Delaware limited liability company) 701 Ninth Street, N.W. Washington, District of Columbia 20068 (202) 872-2000

001-01072	POTOMAC ELECTRIC POWER COMPANY	53-0127880
(a District of Columbia and Virginia corporation) 701 Ninth Street, N.W. Washington, District of Columbia 20068 (202) 872-2000

001-01405	DELMARVA POWER & LIGHT COMPANY	51-0084283
(a Delaware and Virginia corporation) 500 North Wakefield Drive Newark, Delaware 19702 (202) 872-2000

001-03559	ATLANTIC CITY ELECTRIC COMPANY	21-0398280
(a New Jersey corporation) 500 North Wakefield Drive Newark, Delaware 19702 (202) 872-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
EXELON CORPORATION:
Common Stock, without par value	EXC	New York Stock Exchange	and	Chicago Stock Exchange
Series A Junior Debt Subordinated Debentures	EXC22	New York Stock Exchange

PECO ENERGY COMPANY:
Trust Receipts of PECO Energy Capital Trust III, each representing a 7.38% Cumulative Preferred Security, Series D, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by PECO Energy Company
	EXC/28	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Exelon Corporation	Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
Exelon Generation Company, LLC	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
Commonwealth Edison Company	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
PECO Energy Company	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
Baltimore Gas and Electric Company	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
Pepco Holdings LLC	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
Potomac Electric Power Company	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
Delmarva Power & Light Company	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
Atlantic City Electric Company	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The number of shares outstanding of each registrant’s common stock as of June 30, 2019 was:

Exelon Corporation Common Stock, without par value	971,584,496
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,343
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL and ACE, collectively
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
Antelope Valley	Antelope Valley Solar Ranch One
BSC	Exelon Business Services Company, LLC
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
EGR IV	ExGen Renewables IV, LLC
EGRP	ExGen Renewables Partners, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
FitzPatrick	James A. FitzPatrick nuclear generating station
PCI	Potomac Capital Investment Corporation and its subsidiaries
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
SolGen	SolGen, LLC
TMI	Three Mile Island nuclear facility

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note "—" of the 2018 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2018 Annual Report on Form 10-K
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CES	Clean Energy Standard
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CODM	Chief operating decision maker(s)
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DOE	United States Department of Energy
DOEE	Department of Energy & Environment
DOJ	United States Department of Justice
DPSC	Delaware Public Service Commission
EDF	Electricite de France SA and its subsidiaries
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
EPSA	Electric Power Supply Association
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
Illinois EPA	Illinois Environmental Protection Agency
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	Independent System Operator New England Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
ISO-NY	Independent System Operator New York
LIBOR	London Interbank Offered Rate
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
MOPR	Minimum Offer Price Rule
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOSA	Nuclear Operating Services Agreement
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
Oyster Creek	Oyster Creek Generating Station
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PPE	Property, plant and equipment
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSDAR	Post-Shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
RNF	Revenues Net of Purchased Power and Fuel Expense
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
Rider	Reconcilable Surcharge Recovery Mechanism

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
RMC	Risk Management Committee
ROE	Return on equity
ROU	Right-of-use
RSSA	Reliability Support Services Agreement
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
Transition Bonds	Transition Bonds issued by ACE Funding
Upstream	Natural gas exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit, or Zero Emission Certificate
ZES	Zero Emission Standard

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Operating revenues
Competitive businesses revenues	$3,959	$4,305	$8,938	$9,417
Rate-regulated utility revenues	3,743	3,797	8,247	8,368
Revenues from alternative revenue programs	(13)	(26)	(19)	(16)
Total operating revenues	7,689	8,076	17,166	17,769
Operating expenses
Competitive businesses purchased power and fuel	2,289	2,277	5,493	5,566
Rate-regulated utility purchased power and fuel	936	1,038	2,285	2,476
Operating and maintenance	2,159	2,307	4,347	4,691
Depreciation and amortization	1,079	1,088	2,154	2,179
Taxes other than income	418	428	863	874
Total operating expenses	6,881	7,138	15,142	15,786
Gain on sales of assets and businesses	33	4	36	60
Operating income	841	942	2,060	2,043
Other income and (deductions)
Interest expense, net	(403)	(367)	(800)	(732)
Interest expense to affiliates	(6)	(6)	(13)	(13)
Other, net	212	44	679	17
Total other income and (deductions)	(197)	(329)	(134)	(728)
Income before income taxes	644	613	1,926	1,315
Income taxes	144	66	454	125
Equity in losses of unconsolidated affiliates	(6)	(5)	(12)	(11)
Net income	494	542	1,460	1,179
Net income attributable to noncontrolling interests	10	3	69	54
Net income attributable to common shareholders	$484	$539	$1,391	$1,125
Comprehensive income, net of income taxes
Net income	$494	$542	$1,460	$1,179
Other comprehensive (loss) income, net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(16)	(17)	(32)	(33)
Actuarial loss reclassified to periodic benefit cost	36	61	74	123
Pension and non-pension postretirement benefit plan valuation adjustment	—	(1)	(39)	18
Unrealized gain on cash flow hedges	—	4	—	12
Unrealized (loss) gain on investments in unconsolidated affiliates	(2)	2	(4)	3
Unrealized gain (loss) on foreign currency translation	3	(5)	4	(6)
Other comprehensive income	21	44	3	117
Comprehensive income	515	586	1,463	1,296
Comprehensive income attributable to noncontrolling interests	9	4	67	56
Comprehensive income attributable to common shareholders	$506	$582	$1,396	$1,240

Average shares of common stock outstanding:
Basic	972	967	972	967
Assumed exercise and/or distributions of stock-based awards	2	2	1	1
Diluted(a)	974	969	973	968

Earnings per average common share:
Basic	$0.50	$0.56	$1.43	$1.16
Diluted	$0.50	$0.56	$1.43	$1.16
__________

(a)
The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was immaterial for the three and six months ended June 30, 2019 and approximately 2 million and 5 million for the three and six months ended June 30, 2018, respectively.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$1,460	$1,179
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	2,922	3,000
Impairment of long-lived assets	9	41
Gain on sales of assets and businesses	(33)	(60)
Deferred income taxes and amortization of investment tax credits	284	(2)
Net fair value changes related to derivatives	107	151
Net realized and unrealized (gains) losses on NDT funds	(404)	80
Other non-cash operating activities	277	479
Changes in assets and liabilities:
Accounts receivable	618	(105)
Inventories	19	60
Accounts payable and accrued expenses	(924)	(342)
Option premiums received (paid), net	48	(36)
Collateral (posted) received, net	(311)	81
Income taxes	151	129
Pension and non-pension postretirement benefit contributions	(355)	(345)
Other assets and liabilities	(970)	(441)
Net cash flows provided by operating activities	2,898	3,869
Cash flows from investing activities
Capital expenditures	(3,572)	(3,807)
Proceeds from NDT fund sales	6,920	3,822
Investment in NDT funds	(6,847)	(3,924)
Acquisition of assets and businesses, net	—	(57)
Proceeds from sales of assets and businesses	14	89
Other investing activities	26	31
Net cash flows used in investing activities	(3,459)	(3,846)
Cash flows from financing activities
Changes in short-term borrowings	470	200
Proceeds from short-term borrowings with maturities greater than 90 days	—	126
Repayments on short-term borrowings with maturities greater than 90 days	(125)	(1)
Issuance of long-term debt	850	1,488
Retirement of long-term debt	(574)	(1,309)
Dividends paid on common stock	(704)	(666)
Proceeds from employee stock plans	75	27
Other financing activities	(34)	(50)
Net cash flows used in financing activities	(42)	(185)
Decrease in cash, cash equivalents and restricted cash	(603)	(162)
Cash, cash equivalents and restricted cash at beginning of period	1,781	1,190
Cash, cash equivalents and restricted cash at end of period	$1,178	$1,028

Supplemental cash flow information
Decrease in capital expenditures not paid	$(133)	$(283)
Increase in PPE related to ARO update	301	47

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$735	$1,349
Restricted cash and cash equivalents	252	247
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $257 and $283 as of June 30, 2019 and December 31, 2018, respectively)	4,125	4,607
Other (net of allowance for uncollectible accounts of $40 and $36 as of June 30, 2019 and December 31, 2018, respectively)	1,008	1,256
Mark-to-market derivative assets	526	804
Unamortized energy contract assets	47	48
Inventories, net
Fossil fuel and emission allowances	258	334
Materials and supplies	1,412	1,351
Regulatory assets	1,194	1,222
Assets held for sale	880	904
Other	1,218	1,238
Total current assets	11,655	13,360
Property, plant and equipment (net of accumulated depreciation and amortization of $24,266 and $22,902 as of June 30, 2019 and December 31, 2018, respectively)	78,030	76,707
Deferred debits and other assets
Regulatory assets	8,166	8,237
Nuclear decommissioning trust funds	12,513	11,661
Investments	618	625
Goodwill	6,677	6,677
Mark-to-market derivative assets	537	452
Unamortized energy contract assets	362	372
Other	3,038	1,575
Total deferred debits and other assets	31,911	29,599
Total assets(a)	$121,596	$119,666

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,059	$714
Long-term debt due within one year	3,776	1,349
Accounts payable	3,248	3,800
Accrued expenses	1,706	2,112
Payables to affiliates	5	5
Regulatory liabilities	403	644
Mark-to-market derivative liabilities	163	475
Unamortized energy contract liabilities	145	149
Renewable energy credit obligation	298	344
Liabilities held for sale	764	777
Other	1,367	1,035
Total current liabilities	12,934	11,404
Long-term debt	31,909	34,075
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,826	11,330
Asset retirement obligations	10,023	9,679
Pension obligations	3,720	3,988
Non-pension postretirement benefit obligations	2,007	1,928
Spent nuclear fuel obligation	1,186	1,171
Regulatory liabilities	9,793	9,559
Mark-to-market derivative liabilities	450	479
Unamortized energy contract liabilities	398	463
Other	3,053	2,130
Total deferred credits and other liabilities	42,456	40,727
Total liabilities(a)	87,689	86,596
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 972 shares and 968 shares outstanding at June 30, 2019 and December 31, 2018, respectively)	19,209	19,116
Treasury stock, at cost (2 shares at June 30, 2019 and December 31, 2018)	(123)	(123)
Retained earnings	15,452	14,766
Accumulated other comprehensive loss, net	(2,990)	(2,995)
Total shareholders’ equity	31,548	30,764
Noncontrolling interests	2,359	2,306
Total equity	33,907	33,070
Total liabilities and shareholders’ equity	$121,596	$119,666
__________

(a)
Exelon’s consolidated assets include $9,526 million and $9,667 million at June 30, 2019 and December 31, 2018, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,568 million and $3,548 million at June 30, 2019 and December 31, 2018, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 2 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2018	970,020	$19,116	$(123)	$14,766	$(2,995)	$2,306	$33,070
Net income	—	—	—	907	—	59	966
Long-term incentive plan activity	2,446	(3)	—	—	—	—	(3)
Employee stock purchase plan issuances	320	51	—	—	—	—	51
Changes in equity of noncontrolling interests	—	—	—	—	—	(17)	(17)
Sale of noncontrolling interests	—	7	—	—	—	—	7
Common stock dividends ($0.36/common share)	—	—	—	(352)	—	—	(352)
Other comprehensive loss, net of income taxes	—	—	—	—	(17)	(1)	(18)
Balance, March 31, 2019	972,786	$19,171	$(123)	$15,321	$(3,012)	$2,347	$33,704
Net income	—	—	—	484	—	10	494
Long-term incentive plan activity	320	14	—	—	—	—	14
Employee stock purchase plan issuances	311	24	—	—	—	—	24
Changes in equity of noncontrolling interests	—	—	—	—	—	3	3
Sale of noncontrolling interests	—	—	—	—	—	—	—
Common stock dividends ($0.36/common share)	—	—	—	(353)	—	—	(353)
Other comprehensive income (loss), net of income taxes	—	—	—	—	22	(1)	21
Balance, June 30, 2019	973,417	$19,209	$(123)	$15,452	$(2,990)	$2,359	$33,907

	Six Months Ended June 30, 2018
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2017	965,168	$18,964	$(123)	$14,081	$(3,026)	$2,291	$32,187
Net income	—	—	—	585	—	51	636
Long-term incentive plan activity	1,685	(3)	—	—	—	—	(3)
Employee stock purchase plan issuances	361	12	—	—	—	—	12
Changes in equity of noncontrolling interests	—	—	—	—	—	(9)	(9)
Common stock dividends ($0.35/common share)	—	—	—	(334)	—	—	(334)
Other comprehensive income, net of income taxes	—	—	—	—	71	1	72
Impact of adoption of Recognition and Measurement of Financial Assets and Liabilities standard	—	—	—	14	(10)	—	4
Balance, March 31, 2018	967,214	$18,973	$(123)	$14,346	$(2,965)	$2,334	$32,565
Net income	—	—	—	539	—	3	542
Long-term incentive plan activity	183	20	—	—	—	—	20
Employee stock purchase plan issuances	342	15	—	—	—	—	15
Changes in equity of noncontrolling interests	—	—	—	—	—	(14)	(14)
Common stock dividends ($0.35/common share)	—	—	—	(334)	—	—	(334)
Other comprehensive income, net of income taxes	—	—	—	—	44	1	45
Balance, June 30, 2018	967,739	$19,008	$(123)	$14,551	$(2,921)	$2,324	$32,839

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating revenues
Operating revenues	$3,958	$4,306	$8,937	$9,419
Operating revenues from affiliates	252	273	569	671
Total operating revenues	4,210	4,579	9,506	10,090
Operating expenses
Purchased power and fuel	2,289	2,277	5,493	5,566
Purchased power and fuel from affiliates	3	3	4	7
Operating and maintenance	1,117	1,247	2,185	2,425
Operating and maintenance from affiliates	149	171	299	331
Depreciation and amortization	409	466	814	914
Taxes other than income	129	134	264	272
Total operating expenses	4,096	4,298	9,059	9,515
Gain on sales of assets and businesses	33	1	33	54
Operating income	147	282	480	629
Other income and (deductions)
Interest expense, net	(107)	(93)	(209)	(184)
Interest expense to affiliates	(9)	(9)	(18)	(18)
Other, net	171	29	601	(15)
Total other income and (deductions)	55	(73)	374	(217)
Income before income taxes	202	209	854	412
Income taxes	78	23	301	32
Equity in losses of unconsolidated affiliates	(6)	(5)	(13)	(12)
Net income	118	181	540	368
Net income attributable to noncontrolling interests	10	3	68	54
Net income attributable to membership interest	$108	$178	$472	$314
Comprehensive income, net of income taxes
Net income	$118	$181	$540	$368
Other comprehensive income (loss), net of income taxes
Unrealized (loss) gain on cash flow hedges	(1)	5	—	12
Unrealized (loss) gain on investments in unconsolidated affiliates	(2)	2	(4)	3
Unrealized gain (loss) on foreign currency translation	2	(5)	4	(6)
Other comprehensive (loss) income	(1)	2	—	9
Comprehensive income	117	183	540	377
Comprehensive income attributable to noncontrolling interests	9	4	66	56
Comprehensive income attributable to membership interest	$108	$179	$474	$321

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$540	$368
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	1,580	1,735
Impairment of long-lived assets	9	41
Gain on sales of assets and businesses	(33)	(54)
Deferred income taxes and amortization of investment tax credits	151	(149)
Net fair value changes related to derivatives	114	158
Net realized and unrealized (gains) losses on NDT funds	(404)	80
Other non-cash operating activities	(50)	85
Changes in assets and liabilities:
Accounts receivable	472	258
Receivables from and payables to affiliates, net	(18)	7
Inventories	32	34
Accounts payable and accrued expenses	(507)	(272)
Option premiums received (paid), net	48	(36)
Collateral (posted) received, net	(318)	91
Income taxes	321	58
Pension and non-pension postretirement benefit contributions	(158)	(129)
Other assets and liabilities	(351)	(212)
Net cash flows provided by operating activities	1,428	2,063
Cash flows from investing activities
Capital expenditures	(890)	(1,298)
Proceeds from NDT fund sales	6,920	3,822
Investment in NDT funds	(6,847)	(3,924)
Acquisition of assets and businesses, net	—	(57)
Proceeds from sales of assets and businesses	14	89
Changes in Exelon intercompany money pool	(179)	(185)
Other investing activities	8	4
Net cash flows used in investing activities	(974)	(1,549)
Cash flows from financing activities
Issuance of long-term debt	40	13
Retirement of long-term debt	(130)	(76)
Changes in Exelon intercompany money pool	(100)	(54)
Distributions to member	(449)	(377)
Other financing activities	(21)	(24)
Net cash flows used in financing activities	(660)	(518)
Decrease in cash, cash equivalents and restricted cash	(206)	(4)
Cash, cash equivalents and restricted cash at beginning of period	903	554
Cash, cash equivalents and restricted cash at end of period	$697	$550

Supplemental cash flow information
Decrease in capital expenditures not paid	$(30)	$(310)
Increase in PPE related to ARO update	301	47

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$575	$750
Restricted cash and cash equivalents	122	153
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $96 and $103 as of June 30, 2019 and December 31, 2018, respectively)	2,528	2,941
Other (net of allowance for uncollectible accounts of $1 as of both June 30, 2019 and December 31, 2018)	326	562
Mark-to-market derivative assets	526	804
Receivables from affiliates	159	173
Receivable from Exelon intercompany money pool	179	—
Unamortized energy contract assets	47	49
Inventories, net
Fossil fuel and emission allowances	201	251
Materials and supplies	984	963
Assets held for sale	880	904
Other	849	883
Total current assets	7,376	8,433
Property, plant and equipment (net of accumulated depreciation and amortization of $12,902 and $12,206 as of June 30, 2019 and December 31, 2018, respectively)	23,810	23,981
Deferred debits and other assets
Nuclear decommissioning trust funds	12,513	11,661
Investments	401	414
Goodwill	47	47
Mark-to-market derivative assets	533	452
Prepaid pension asset	1,506	1,421
Unamortized energy contract assets	361	371
Deferred income taxes	14	21
Other	1,841	755
Total deferred debits and other assets	17,216	15,142
Total assets(a)	$48,402	$47,556

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities
Long-term debt due within one year	$2,733	$906
Accounts payable	1,517	1,847
Accrued expenses	767	898
Payables to affiliates	122	139
Borrowings from Exelon intercompany money pool	—	100
Mark-to-market derivative liabilities	134	449
Unamortized energy contract liabilities	26	31
Renewable energy credit obligation	298	343
Liabilities held for sale	764	777
Other	481	279
Total current liabilities	6,842	5,769
Long-term debt	5,079	6,989
Long-term debt to affiliates	892	898
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,534	3,383
Asset retirement obligations	9,792	9,450
Non-pension postretirement benefit obligations	889	900
Spent nuclear fuel obligation	1,186	1,171
Payables to affiliates	2,928	2,606
Mark-to-market derivative liabilities	206	252
Unamortized energy contract liabilities	13	20
Other	1,449	610
Total deferred credits and other liabilities	19,997	18,392
Total liabilities(a)	32,810	32,048
Commitments and contingencies
Equity
Member’s equity
Membership interest	9,525	9,518
Undistributed earnings	3,746	3,724
Accumulated other comprehensive loss, net	(36)	(38)
Total member’s equity	13,235	13,204
Noncontrolling interests	2,357	2,304
Total equity	15,592	15,508
Total liabilities and equity	$48,402	$47,556
__________

(a)
Generation’s consolidated assets include $9,503 million and $9,634 million at June 30, 2019 and December 31, 2018, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $3,513 million and $3,480 million at June 30, 2019 and December 31, 2018, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 2 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$9,518	$3,724	$(38)	$2,304	$15,508
Net income	—	363	—	59	422
Changes in equity of noncontrolling interests	—	—	—	(17)	(17)
Sale of noncontrolling interests	7	—	—	—	7
Distributions to member	—	(225)	—	—	(225)
Other comprehensive income (loss), net of income taxes	—	—	2	(1)	1
Balance, March 31, 2019	$9,525	$3,862	$(36)	$2,345	$15,696
Net income	—	108	—	10	118
Changes in equity of noncontrolling interests	—	—	—	3	3
Distributions to member	—	(224)	—	—	(224)
Other comprehensive loss, net of income taxes	—	—	—	(1)	(1)
Balance, June 30, 2019	$9,525	$3,746	$(36)	$2,357	$15,592

	Six Months Ended June 30, 2018
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$9,357	$4,349	$(37)	$2,290	$15,959
Net income	—	136	—	50	186
Changes in equity of noncontrolling interests	—	—	—	(9)	(9)
Distributions to member	—	(188)	—	—	(188)
Other comprehensive income, net of income taxes	—	—	6	1	7
Impact of adoption of Recognition and Measurement of Financial Assets and Liabilities standard	—	6	(3)	—	3
Balance, March 31, 2018	$9,357	$4,303	$(34)	$2,332	$15,958
Net income	—	178	—	3	181
Changes in equity of noncontrolling interests	—	—	—	(13)	(13)
Distributions to member	—	(189)	—	—	(189)
Other comprehensive income, net of income taxes	—	—	1	1	2
Balance, June 30, 2018	$9,357	$4,292	$(33)	$2,323	$15,939

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating revenues
Electric operating revenues	$1,360	$1,410	$2,792	$2,903
Revenues from alternative revenue programs	(14)	(17)	(42)	(12)
Operating revenues from affiliates	5	5	9	19
Total operating revenues	1,351	1,398	2,759	2,910
Operating expenses
Purchased power	316	373	705	784
Purchased power from affiliate	91	104	187	298
Operating and maintenance	245	255	504	509
Operating and maintenance from affiliate	60	69	122	129
Depreciation and amortization	257	231	508	459
Taxes other than income	71	79	148	156
Total operating expenses	1,040	1,111	2,174	2,335
Gain on sales of assets	—	1	3	5
Operating income	311	288	588	580
Other income and (deductions)
Interest expense, net	(86)	(82)	(171)	(168)
Interest expense to affiliates	(3)	(3)	(7)	(7)
Other, net	10	4	19	12
Total other income and (deductions)	(79)	(81)	(159)	(163)
Income before income taxes	232	207	429	417
Income taxes	46	43	85	88
Net income	$186	$164	$344	$329
Comprehensive income	$186	$164	$344	$329

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$344	$329
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	508	459
Deferred income taxes and amortization of investment tax credits	64	84
Other non-cash operating activities	87	117
Changes in assets and liabilities:
Accounts receivable	56	(133)
Receivables from and payables to affiliates, net	(16)	15
Inventories	(5)	5
Accounts payable and accrued expenses	(121)	(41)
Collateral posted, net	11	(13)
Income taxes	43	(15)
Pension and non-pension postretirement benefit contributions	(68)	(39)
Other assets and liabilities	(236)	(166)
Net cash flows provided by operating activities	667	602
Cash flows from investing activities
Capital expenditures	(961)	(1,026)
Other investing activities	17	17
Net cash flows used in investing activities	(944)	(1,009)
Cash flows from financing activities
Changes in short-term borrowings	303	320
Issuance of long-term debt	400	800
Retirement of long-term debt	(300)	(700)
Contributions from parent	124	225
Dividends paid on common stock	(254)	(229)
Other financing activities	(10)	(10)
Net cash flows provided by financing activities	263	406
Decrease in cash, cash equivalents and restricted cash	(14)	(1)
Cash, cash equivalents and restricted cash at beginning of period	330	144
Cash, cash equivalents and restricted cash at end of period	$316	$143

Supplemental cash flow information
Decrease in capital expenditures not paid	$(77)	$(22)

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$65	$135
Restricted cash	77	29
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $59 and $61 as of June 30, 2019 and December 31, 2018, respectively)	528	539
Other (net of allowance for uncollectible accounts of $18 and $20 as of June 30, 2019 and December 31, 2018, respectively)	268	320
Receivables from affiliates	20	20
Inventories, net	151	148
Regulatory assets	297	293
Other	76	86
Total current assets	1,482	1,570
Property, plant and equipment (net of accumulated depreciation and amortization of $4,949 and $4,684 as of June 30, 2019 and December 31, 2018, respectively)	22,527	22,058
Deferred debits and other assets
Regulatory assets	1,391	1,307
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,458	2,217
Prepaid pension asset	1,046	1,035
Other	354	395
Total deferred debits and other assets	7,880	7,585
Total assets	$31,889	$31,213

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$303	$—
Long-term debt due within one year	—	300
Accounts payable	478	607
Accrued expenses	305	373
Payables to affiliates	91	119
Customer deposits	114	111
Regulatory liabilities	186	293
Mark-to-market derivative liability	29	26
Other	126	96
Total current liabilities	1,632	1,925
Long-term debt	8,195	7,801
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,929	3,813
Asset retirement obligations	119	118
Non-pension postretirement benefits obligations	191	201
Regulatory liabilities	6,322	6,050
Mark-to-market derivative liability	244	223
Other	592	630
Total deferred credits and other liabilities	11,397	11,035
Total liabilities	21,429	20,966
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	7,446	7,322
Retained deficit unappropriated	(1,639)	(1,639)
Retained earnings appropriated	3,065	2,976
Total shareholders’ equity	10,460	10,247
Total liabilities and shareholders’ equity	$31,889	$31,213

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2018	$1,588	$7,322	$(1,639)	$2,976	$10,247
Net income	—	—	157	—	157
Appropriation of retained earnings for future dividends	—	—	(157)	157	—
Common stock dividends	—	—	—	(127)	(127)
Contributions from parent	—	63	—	—	63
Balance, March 31, 2019	1,588	7,385	(1,639)	3,006	10,340
Net income	—	—	186	—	186
Appropriation of retained earnings for future dividends	—	—	(186)	186	—
Common stock dividends	—	—	—	(127)	(127)
Contributions from parent	—	61	—	—	61
Balance, June 30, 2019	$1,588	$7,446	$(1,639)	$3,065	$10,460

	Six Months Ended June 30, 2018
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2017	$1,588	$6,822	$(1,639)	$2,771	$9,542
Net income	—	—	165	—	165
Appropriation of retained earnings for future dividends	—	—	(165)	165	—
Common stock dividends	—	—	—	(114)	(114)
Contributions from parent	—	113	—	—	113
Balance, March 31, 2018	1,588	6,935	(1,639)	2,822	9,706
Net income	—	—	164	—	164
Appropriation of retained earnings for future dividends	—	—	(164)	164	—
Common stock dividends	—	—	—	(115)	(115)
Contributions from parent	—	112	—	—	112
Balance, June 30, 2018	$1,588	$7,047	$(1,639)	$2,871	$9,867

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating revenues
Electric operating revenues	$567	$556	$1,188	$1,189
Natural gas operating revenues	89	93	369	325
Revenues from alternative revenue programs	(3)	2	(6)	1
Operating revenues from affiliates	2	2	3	3
Total operating revenues	655	653	1,554	1,518
Operating expenses
Purchased power	124	161	275	361
Purchased fuel	32	37	166	134
Purchased power from affiliate	35	24	79	60
Operating and maintenance	162	153	349	387
Operating and maintenance from affiliates	37	38	75	79
Depreciation and amortization	83	74	164	149
Taxes other than income	37	39	79	79
Total operating expenses	510	526	1,187	1,249
Operating income	145	127	367	269
Other income and (deductions)
Interest expense, net	(30)	(28)	(61)	(57)
Interest expense to affiliates	(3)	(4)	(6)	(7)
Other, net	3	—	7	2
Total other income and (deductions)	(30)	(32)	(60)	(62)
Income before income taxes	115	95	307	207
Income taxes	13	(1)	37	(3)
Net income	$102	$96	$270	$210
Comprehensive income	$102	$96	$270	$210

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$270	$210
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	164	149
Deferred income taxes and amortization of investment tax credits	8	(10)
Other non-cash operating activities	15	22
Changes in assets and liabilities:
Accounts receivable	39	(43)
Receivables from and payables to affiliates, net	(4)	(4)
Inventories	12	4
Accounts payable and accrued expenses	(31)	(18)
Income taxes	(11)	19
Pension and non-pension postretirement benefit contributions	(27)	(25)
Other assets and liabilities	(117)	(50)
Net cash flows provided by operating activities	318	254
Cash flows from investing activities
Capital expenditures	(447)	(411)
Other investing activities	4	5
Net cash flows used in investing activities	(443)	(406)
Cash flows from financing activities
Changes in short-term borrowings	—	50
Issuance of long-term debt	—	375
Retirement of long-term debt	—	(500)
Changes in Exelon intercompany money pool	52	233
Contributions from parent	145	41
Dividends paid on common stock	(180)	(293)
Other financing activities	(1)	(6)
Net cash flows provided by (used in) financing activities	16	(100)
Decrease in cash, cash equivalents and restricted cash	(109)	(252)
Cash, cash equivalents and restricted cash at beginning of period	135	275
Cash, cash equivalents and restricted cash at end of period	$26	$23

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$33	$(17)

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$20	$130
Restricted cash and cash equivalents	6	5
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $53 and $53 as of June 30, 2019 and December 31, 2018, respectively)	302	321
Other (net of allowance for uncollectible accounts of $6 and $8 as of June 30, 2019 and December 31, 2018, respectively)	123	151
Inventories, net
Fossil fuel	26	38
Materials and supplies	37	37
Prepaid utility taxes	69	—
Regulatory assets	52	81
Other	23	19
Total current assets	658	782
Property, plant and equipment (net of accumulated depreciation and amortization of $3,636 and $3,561 as of June 30, 2019 and December 31, 2018, respectively)	8,940	8,610
Deferred debits and other assets
Regulatory assets	508	460
Investments	25	25
Receivable from affiliates	470	389
Prepaid pension asset	371	349
Other	30	27
Total deferred debits and other assets	1,404	1,250
Total assets	$11,002	$10,642

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	375	370
Accrued expenses	102	113
Payables to affiliates	55	59
Borrowings from Exelon intercompany money pool	52	—
Customer deposits	69	68
Regulatory liabilities	91	175
Other	40	24
Total current liabilities	784	809
Long-term debt	3,085	3,084
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,999	1,933
Asset retirement obligations	27	27
Non-pension postretirement benefits obligations	289	288
Regulatory liabilities	500	421
Other	79	76
Total deferred credits and other liabilities	2,894	2,745
Total liabilities	6,947	6,822
Commitments and contingencies
Shareholder’s equity
Common stock	2,723	2,578
Retained earnings	1,332	1,242
Total shareholder’s equity	4,055	3,820
Total liabilities and shareholder's equity	$11,002	$10,642

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Six months ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholder's Equity
Balance, December 31, 2018	$2,578	$1,242	$—	$3,820
Net income	—	168	—	168
Common stock dividends	—	(90)	—	(90)
Contributions from parent	145	—	—	145
Balance, March 31, 2019	2,723	1,320	—	4,043
Net income	—	102	$—	102
Common stock dividends	—	(90)	—	(90)
Balance, June 30, 2019	2,723	1,332	—	4,055

	Six months ended June 30, 2018
(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income, net	Total Shareholder's Equity
Balance, December 31, 2017	$2,489	$1,087	$1	$3,577
Net income	—	113	—	113
Common stock dividends	—	(287)	—	(287)
Impact of adoption of Recognition and Measurement of Financial Assets and Liabilities Standard	—	1	(1)	—
Balance, March 31, 2018	2,489	914	—	3,403
Net income	—	96	$—	96
Common stock dividends	—	(5)	$—	(5)
Contributions from parent	41	—	$—	41
Balance, June 30, 2018	$2,530	$1,005	$—	$3,535

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating revenues
Electric operating revenues	$540	$542	$1,191	$1,196
Natural gas operating revenues	97	118	405	448
Revenues from alternative revenue programs	6	(4)	17	(17)
Operating revenues from affiliates	6	6	12	12
Total operating revenues	649	662	1,625	1,639
Operating expenses
Purchased power	131	135	322	327
Purchased fuel	21	32	116	155
Purchased power from affiliate	56	62	132	127
Operating and maintenance	142	135	294	318
Operating and maintenance from affiliates	40	41	78	79
Depreciation and amortization	117	114	252	248
Taxes other than income	62	59	131	124
Total operating expenses	569	578	1,325	1,378
Gain on sales of assets	—	1	—	1
Operating income	80	85	300	262
Other income and (deductions)
Interest expense, net	(29)	(25)	(58)	(51)
Other, net	5	4	11	9
Total other income and (deductions)	(24)	(21)	(47)	(42)
Income before income taxes	56	64	253	220
Income taxes	11	13	47	41
Net income	$45	$51	$206	$179
Comprehensive income	$45	$51	$206	$179

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$206	$179
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	252	248
Deferred income taxes and amortization of investment tax credits	47	39
Other non-cash operating activities	41	27
Changes in assets and liabilities:
Accounts receivable	85	73
Receivables from and payables to affiliates, net	(14)	(4)
Inventories	5	5
Accounts payable and accrued expenses	(73)	(48)
Collateral posted, net	(5)	—
Income taxes	(29)	(45)
Pension and non-pension postretirement benefit contributions	(42)	(49)
Other assets and liabilities	(21)	39
Net cash flows provided by operating activities	452	464
Cash flows from investing activities
Capital expenditures	(542)	(434)
Other investing activities	4	6
Net cash flows used in investing activities	(538)	(428)
Cash flows from financing activities
Changes in short-term borrowings	194	59
Dividends paid on common stock	(112)	(105)
Net cash flows provided by (used in) financing activities	82	(46)
Decrease in cash, cash equivalents and restricted cash	(4)	(10)
Cash, cash equivalents and restricted cash at beginning of period	13	18
Cash, cash equivalents and restricted cash at end of period	$9	$8

Supplemental cash flow information
Increase in capital expenditures not paid	$24	$10

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$8	$7
Restricted cash and cash equivalents	1	6
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $14 and $16 as of June 30, 2019 and December 31, 2018, respectively)	278	353
Other (net of allowance for uncollectible accounts of $4 as of both June 30, 2019 and December 31, 2018)	86	90
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	26	36
Materials and supplies	44	39
Prepaid utility taxes	—	74
Regulatory assets	164	177
Other	7	3
Total current assets	614	786
Property, plant and equipment (net of accumulated depreciation and amortization of $3,720 and $3,633 as of June 30, 2019 and December 31, 2018, respectively)	8,612	8,243
Deferred debits and other assets
Regulatory assets	390	398
Investments	6	5
Prepaid pension asset	289	279
Other	95	5
Total deferred debits and other assets	780	687
Total assets	$10,006	$9,716

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$229	$35
Accounts payable	279	295
Accrued expenses	103	155
Payables to affiliates	50	65
Customer deposits	120	120
Regulatory liabilities	36	77
Other	51	27
Total current liabilities	868	774
Long-term debt	2,877	2,876
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,301	1,222
Asset retirement obligations	24	24
Non-pension postretirement benefits obligations	198	201
Regulatory liabilities	1,162	1,192
Other	128	73
Total deferred credits and other liabilities	2,813	2,712
Total liabilities	6,558	6,362
Commitments and contingencies
Shareholder's equity
Common stock	1,714	1,714
Retained earnings	1,734	1,640
Total shareholder's equity	3,448	3,354
Total liabilities and shareholder's equity	$10,006	$9,716

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$1,714	$1,640	$3,354
Net income	—	160	160
Common stock dividends	—	(56)	(56)
Balance, March 31, 2019	$1,714	$1,744	$3,458
Net income	—	45	45
Common stock dividends	—	(55)	(55)
Balance, June 30, 2019	$1,714	$1,734	$3,448

	Six Months Ended June 30, 2018
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2017	$1,605	$1,536	$3,141
Net income	—	128	128
Common stock dividends	—	(52)	(52)
Balance, March 31, 2018	$1,605	$1,612	$3,217
Net income	—	51	51
Common stock dividends	—	(53)	(53)
Balance, June 30, 2018	$1,605	$1,610	$3,215
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating revenues
Electric operating revenues	$1,067	$1,052	$2,205	$2,202
Natural gas operating revenues	24	28	95	106
Revenues from alternative revenue programs	(3)	(7)	12	12
Operating revenues from affiliates	3	3	7	7
Total operating revenues	1,091	1,076	2,319	2,327
Operating expenses
Purchased power	303	288	658	662
Purchased fuel	9	12	43	53
Purchased power and fuel from affiliates	70	81	171	186
Operating and maintenance	213	218	452	489
Operating and maintenance from affiliates	35	37	68	74
Depreciation and amortization	188	180	369	363
Taxes other than income	108	107	220	221
Total operating expenses	926	923	1,981	2,048
Operating income	165	153	338	279
Other income and (deductions)
Interest expense, net	(67)	(65)	(131)	(128)
Other, net	14	11	27	22
Total other income and (deductions)	(53)	(54)	(104)	(106)
Income before income taxes	112	99	234	173
Income taxes	6	15	11	24
Net income	$106	$84	$223	$149
Comprehensive income	$106	$84	$223	$149

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$223	$149
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	369	363
Deferred income taxes and amortization of investment tax credits	2	14
Other non-cash operating activities	54	71
Changes in assets and liabilities:
Accounts receivable	(34)	(28)
Receivables from and payables to affiliates, net	(8)	4
Inventories	(25)	8
Accounts payable and accrued expenses	(25)	66
Income taxes	(12)	13
Pension and non-pension postretirement benefit contributions	(11)	(62)
Other assets and liabilities	(114)	(111)
Net cash flows provided by operating activities	419	487
Cash flows from investing activities
Capital expenditures	(698)	(629)
Other investing activities	2	2
Net cash flows used in investing activities	(696)	(627)
Cash flows from financing activities
Changes in short-term borrowings	(27)	(228)
Proceeds from short-term borrowings with maturities greater than 90 days	—	125
Repayments of short-term borrowings with maturities greater than 90 days	(125)	—
Issuance of long-term debt	410	300
Retirement of long-term debt	(125)	(25)
Distributions to member	(216)	(109)
Contributions from member	283	235
Change in Exelon intercompany money pool	3	7
Other financing activities	(4)	(7)
Net cash flows provided by financing activities	199	298
(Decrease) increase in cash, cash equivalents and restricted cash	(78)	158
Cash, cash equivalents and restricted cash at beginning of period	186	95
Cash, cash equivalents and restricted cash at end of period	$108	$253

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(74)	$61

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$54	$124
Restricted cash and cash equivalents	37	43
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $35 and $50 as of June 30, 2019 and December 31, 2018, respectively)	489	453
Other (net of allowance for uncollectible accounts of $11 and $3 as of June 30, 2019 and December 31, 2018, respectively)	196	177
Inventories, net
Fossil Fuel	5	9
Materials and supplies	195	163
Regulatory assets	496	489
Other	74	75
Total current assets	1,546	1,533
Property, plant and equipment, net (net of accumulated depreciation and amortization of $1,032 and $841 as of June 30, 2019 and December 31, 2018, respectively)	13,788	13,446
Deferred debits and other assets
Regulatory assets	2,163	2,312
Investments	133	130
Goodwill	4,005	4,005
Prepaid pension asset	446	486
Deferred income taxes	13	12
Other	360	60
Total deferred debits and other assets	7,120	7,005
Total assets(a)	$22,454	$21,984

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$27	$179
Long-term debt due within one year	118	125
Accounts payable	426	496
Accrued expenses	224	256
Payables to affiliates	86	94
Customer deposits	117	116
Regulatory liabilities	75	84
Unamortized energy contract liabilities	119	119
Borrowings from Exelon intercompany money pool	3	—
Other	133	123
Total current liabilities	1,328	1,592
Long-term debt	6,391	6,134
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,219	2,146
Asset retirement obligations	53	52
Non-pension postretirement benefit obligations	100	103
Regulatory liabilities	1,789	1,864
Unamortized energy contract liabilities	385	442
Other	617	369
Total deferred credits and other liabilities	5,163	4,976
Total liabilities(a)	12,882	12,702
Commitments and contingencies
Member's equity
Membership interest	9,503	9,220
Undistributed earnings	69	62
Total member's equity	9,572	9,282
Total liabilities and member's equity	$22,454	$21,984
__________

(a)
PHI’s consolidated total assets include $23 million and $33 million at June 30, 2019 and December 31, 2018, respectively, of PHI's consolidated VIE that can only be used to settle the liabilities of the VIE. PHI’s consolidated total liabilities include $55 million and $69 million at June 30, 2019 and December 31, 2018, respectively, of PHI's consolidated VIE for which the VIE creditors do not have recourse to PHI. See Note 2 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(In millions)	Membership Interest	Undistributed Earnings (Losses)	Member's Equity
Balance, December 31, 2018	$9,220	$62	$9,282
Net income	—	117	117
Distributions to member	—	(128)	(128)
Contributions from member	19	—	19
Balance, March 31, 2019	$9,239	$51	$9,290
Net income	—	106	106
Distributions to member	—	(88)	(88)
Contributions from member	264	—	264
Balance, June 30, 2019	$9,503	$69	$9,572

	Six Months Ended June 30, 2018
(In millions)	Membership Interest	Undistributed Earnings (Losses)	Member's Equity
Balance, December 31, 2017	$8,835	$(10)	$8,825
Net income	—	65	65
Distributions to member	—	(71)	(71)
Balance, March 31, 2018	$8,835	$(16)	$8,819
Net income	—	84	84
Distributions to member	—	(38)	(38)
Contributions from member	235	—	235
Balance, June 30, 2018	$9,070	$30	$9,100

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating revenues
Electric operating revenues	$531	$531	$1,090	$1,067
Revenues from alternative revenue programs	(1)	(10)	13	10
Operating revenues from affiliates	1	2	3	3
Total operating revenues	531	523	1,106	1,080
Operating expenses
Purchased power	92	94	209	224
Purchased power from affiliates	52	46	122	98
Operating and maintenance	59	60	123	133
Operating and maintenance from affiliates	52	56	107	113
Depreciation and amortization	93	92	186	188
Taxes other than income	90	90	182	183
Total operating expenses	438	438	929	939
Operating income	93	85	177	141
Other income and (deductions)
Interest expense, net	(34)	(32)	(68)	(63)
Other, net	7	8	14	16
Total other income and (deductions)	(27)	(24)	(54)	(47)
Income before income taxes	66	61	123	94
Income taxes	2	7	4	9
Net income	$64	$54	$119	$85
Comprehensive income	$64	$54	$119	$85

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$119	$85
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	186	188
Deferred income taxes and amortization of investment tax credits	10	(8)
Other non-cash operating activities	8	24
Changes in assets and liabilities:
Accounts receivable	(36)	(31)
Receivables from and payables to affiliates, net	4	(11)
Inventories	(20)	2
Accounts payable and accrued expenses	(25)	77
Income taxes	(23)	3
Pension and non-pension postretirement benefit contributions	(6)	(11)
Other assets and liabilities	(40)	(91)
Net cash flows provided by operating activities	177	227
Cash flows from investing activities
Capital expenditures	(298)	(287)
Changes in PHI intercompany money pool	(38)	—
Other investing activities	1	2
Net cash flows used in investing activities	(335)	(285)
Cash flows from financing activities
Changes in short-term borrowings	(40)	(26)
Issuance of long-term debt	260	100
Retirement of long-term debt	(117)	(7)
Dividends paid on common stock	(72)	(50)
Contributions from parent	129	85
Other financing activities	(3)	(4)
Net cash flows provided by financing activities	157	98
(Decrease) increase in cash, cash equivalents and restricted cash	(1)	40
Cash, cash equivalents and restricted cash at beginning of period	53	40
Cash, cash equivalents and restricted cash at end of period	$52	$80

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(18)	$28

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$18	$16
Restricted cash and cash equivalents	34	37
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $13 and $20 as of June 30, 2019 and December 31, 2018, respectively)	254	225
Other (net of allowance for uncollectible accounts of $6 and $1 as of June 30, 2019 and December 31, 2018, respectively)	110	81
Receivables from affiliates	—	1
Receivable from PHI intercompany money pool	38	—
Inventories, net	115	93
Regulatory assets	262	270
Other	10	37
Total current assets	841	760
Property, plant and equipment, net (net of accumulated depreciation and amortization of $3,431 and $3,354 as of June 30, 2019 and December 31, 2018, respectively)	6,623	6,460
Deferred debits and other assets
Regulatory assets	601	643
Investments	108	105
Prepaid pension asset	306	316
Other	77	15
Total deferred debits and other assets	1,092	1,079
Total assets	$8,556	$8,299

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$40
Long-term debt due within one year	8	15
Accounts payable	175	214
Accrued expenses	114	126
Payables to affiliates	67	62
Customer deposits	55	54
Regulatory liabilities	7	7
Merger related obligation	38	38
Current portion of DC PLUG obligation	30	30
Other	23	42
Total current liabilities	517	628
Long-term debt	2,852	2,704
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,114	1,064
Asset retirement obligations	37	37
Non-pension postretirement benefit obligations	25	29
Regulatory liabilities	782	822
Other	313	275
Total deferred credits and other liabilities	2,271	2,227
Total liabilities	5,640	5,559
Commitments and contingencies
Shareholder's equity
Common stock	1,765	1,636
Retained earnings	1,151	1,104
Total shareholder's equity	2,916	2,740
Total liabilities and shareholder's equity	$8,556	$8,299

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$1,636	$1,104	$2,740
Net income	—	55	55
Common stock dividends	—	(24)	(24)
Contributions from parent	14	—	14
Balance, March 31, 2019	1,650	1,135	2,785
Net income	—	64	64
Common stock dividends	—	(48)	(48)
Contributions from parent	115	—	115
Balance, June 30, 2019	$1,765	$1,151	$2,916

	Six Months Ended June 30, 2018
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2017	$1,470	$1,063	$2,533
Net income	—	31	31
Common stock dividends	—	(25)	(25)
Balance, March 31, 2018	1,470	1,069	2,539
Net income	—	54	54
Common stock dividends	—	(25)	(25)
Contributions from parent	85	—	85
Balance, June 30, 2018	$1,555	$1,098	$2,653

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating revenues
Electric operating revenues	$261	$255	$568	$558
Natural gas operating revenues	24	28	95	106
Revenues from alternative revenue programs	—	4	1	5
Operating revenues from affiliates	2	2	3	4
Total operating revenues	287	289	667	673
Operating expenses
Purchased power	86	72	193	162
Purchased fuel	9	12	43	53
Purchased power from affiliate	12	30	35	76
Operating and maintenance	39	36	84	94
Operating and maintenance from affiliates	38	41	76	81
Depreciation and amortization	45	43	91	88
Taxes other than income	14	13	28	28
Total operating expenses	243	247	550	582
Operating income	44	42	117	91
Other income and (deductions)
Interest expense, net	(15)	(14)	(30)	(27)
Other, net	5	3	7	5
Total other income and (deductions)	(10)	(11)	(23)	(22)
Income before income taxes	34	31	94	69
Income taxes	4	5	11	12
Net income	$30	$26	$83	$57
Comprehensive income	$30	$26	$83	$57

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$83	$57
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	91	88
Deferred income taxes and amortization of investment tax credits	(5)	9
Other non-cash operating activities	11	14
Changes in assets and liabilities:
Accounts receivable	15	18
Receivables from and payables to affiliates, net	(11)	(22)
Inventories	(3)	4
Accounts payable and accrued expenses	6	10
Income taxes	11	16
Pension and non-pension postretirement benefit contributions	(1)	—
Other assets and liabilities	(26)	22
Net cash flows provided by operating activities	171	216
Cash flows from investing activities
Capital expenditures	(160)	(166)
Other investing activities	1	1
Net cash flows used in investing activities	(159)	(165)
Cash flows from financing activities
Changes in short-term borrowings	—	(216)
Issuance of long-term debt	—	200
Retirement of long-term debt	—	(4)
Dividends paid on common stock	(70)	(40)
Contributions from parent	—	150
Changes in PHI intercompany money pool	38	—
Other financing activities	—	(2)
Net cash flows (used in) provided by financing activities	(32)	88
(Decrease) increase in cash, cash equivalents and restricted cash	(20)	139
Cash, cash equivalents and restricted cash at beginning of period	24	2
Cash, cash equivalents and restricted cash at end of period	$4	$141

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(17)	$17

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$3	$23
Restricted cash and cash equivalents	1	1
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $10 and $12 as of June 30, 2019 and December 31, 2018, respectively)	123	134
Other (net of allowance for uncollectible accounts of $2 and $1 as of June 30, 2019 and December 31, 2018, respectively)	43	46
Inventories, net
Fossil Fuel	5	9
Materials and supplies	46	37
Renewable energy credits	18	8
Regulatory assets	59	59
Other	2	19
Total current assets	300	336
Property, plant and equipment, net (net of accumulated depreciation and amortization of $1,380 and $1,329 as of June 30, 2019 and December 31, 2018, respectively)	3,893	3,821
Deferred debits and other assets
Regulatory assets	224	231
Goodwill	8	8
Prepaid pension asset	178	186
Other	80	6
Total deferred debits and other assets	490	431
Total assets	$4,683	$4,588

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$91	$91
Accounts payable	106	111
Accrued expenses	43	39
Payables to affiliates	25	33
Customer deposits	36	35
Regulatory liabilities	43	59
Borrowings from PHI intercompany money pool	38	—
Other	16	7
Total current liabilities	398	375
Long-term debt	1,404	1,403
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	644	628
Non-pension postretirement benefits obligations	16	17
Regulatory liabilities	586	606
Other	113	50
Total deferred credits and other liabilities	1,359	1,301
Total liabilities	3,161	3,079
Commitments and contingencies
Shareholder's equity
Common stock	914	914
Retained earnings	608	595
Total shareholder's equity	1,522	1,509
Total liabilities and shareholder's equity	$4,683	$4,588

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$914	$595	$1,509
Net income	—	53	53
Common stock dividends	—	(41)	(41)
Balance, March 31, 2019	914	607	1,521
Net income	—	30	30
Common stock dividends	—	(29)	(29)
Balance, June 30, 2019	$914	$608	$1,522

	Six Months Ended June 30, 2018
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2017	$764	$571	$1,335
Net income	—	31	31
Common stock dividends	—	(36)	(36)
Balance, March 31, 2018	764	566	1,330
Net income	—	26	26
Common stock dividends	—	(4)	(4)
Contributions from parent	150	—	150
Balance, June 30, 2018	$914	$588	$1,502

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Operating revenues
Electric operating revenues	$275	$265	$547	$576
Revenues from alternative revenue programs	(2)	(1)	(1)	(3)
Operating revenues from affiliates	1	1	1	2
Total operating revenues	274	265	547	575
Operating expenses
Purchased power	125	122	257	277
Purchased power from affiliates	6	6	13	12
Operating and maintenance	41	40	88	95
Operating and maintenance from affiliates	33	35	67	70
Depreciation and amortization	40	36	71	69
Taxes other than income	1	1	2	3
Total operating expenses	246	240	498	526
Operating income	28	25	49	49
Other income and (deductions)
Interest expense, net	(15)	(16)	(28)	(32)
Other, net	1	1	4	1
Total other income and (deductions)	(14)	(15)	(24)	(31)
Income before income taxes	14	10	25	18
Income taxes	—	2	1	3
Net income	$14	$8	$24	$15
Comprehensive income	$14	$8	$24	$15

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$24	$15
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	71	69
Deferred income taxes and amortization of investment tax credits	2	6
Other non-cash operating activities	7	12
Changes in assets and liabilities:
Accounts receivable	(11)	(13)
Receivables from and payables to affiliates, net	(9)	(4)
Inventories	(1)	4
Accounts payable and accrued expenses	16	14
Income taxes	6	3
Pension and non-pension postretirement benefit contributions	—	(6)
Other assets and liabilities	(44)	(33)
Net cash flows provided by operating activities	61	67
Cash flows from investing activities
Capital expenditures	(227)	(170)
Other investing activities	—	(2)
Net cash flows used in investing activities	(227)	(172)
Cash flows from financing activities
Changes in short-term borrowings	13	14
Proceeds from short-term borrowings with maturities greater than 90 days	—	125
Repayments of short-term borrowings with maturities greater than 90 days	(125)	—
Issuance of long-term debt	150	—
Retirement of long-term debt	(9)	(15)
Dividends paid on common stock	(24)	(19)
Contributions from parent	155	—
Other financing activities	(1)	—
Net cash flows provided by financing activities	159	105
(Decrease) increase in cash, cash equivalents and restricted cash	(7)	—
Cash, cash equivalents and restricted cash at beginning of period	30	31
Cash, cash equivalents and restricted cash at end of period	$23	$31

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(35)	$14

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$4	$7
Restricted cash and cash equivalents	2	4
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $11 and $18 as of June 30, 2019 and December 31, 2018, respectively)	112	95
Other (net of allowance for uncollectible accounts of $3 and $1 as of June 30, 2019 and December 31, 2018, respectively)	50	55
Receivables from affiliates	—	1
Inventories, net	34	33
Prepaid utility taxes	33	—
Regulatory assets	57	40
Other	7	5
Total current assets	299	240
Property, plant and equipment, net (net of accumulated depreciation and amortization of $1,179 and $1,137 as of June 30, 2019 and December 31, 2018, respectively)	3,093	2,966
Deferred debits and other assets
Regulatory assets	374	386
Prepaid pension asset	60	67
Other	60	40
Total deferred debits and other assets	494	493
Total assets(a)	$3,886	$3,699

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$27	$139
Long-term debt due within one year	19	18
Accounts payable	135	154
Accrued expenses	36	35
Payables to affiliates	21	28
Customer deposits	26	26
Regulatory liabilities	25	18
Other	10	4
Total current liabilities	299	422
Long-term debt	1,310	1,170
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	546	535
Non-pension postretirement benefit obligations	18	17
Regulatory liabilities	388	402
Other	44	27
Total deferred credits and other liabilities	996	981
Total liabilities(a)	2,605	2,573
Commitments and contingencies
Shareholder's equity
Common stock	1,134	979
Retained earnings	147	147
Total shareholder's equity	1,281	1,126
Total liabilities and shareholder's equity	$3,886	$3,699
__________

(a)
ACE’s consolidated total assets include $19 million and $23 million at June 30, 2019 and December 31, 2018, respectively, of ACE's consolidated VIE that can only be used to settle the liabilities of the VIE. ACE’s consolidated total liabilities include $51 million and $59 million at June 30, 2019 and December 31, 2018, respectively, of ACE's consolidated VIE for which the VIE creditors do not have recourse to ACE. See Note 2 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$979	$147	$1,126
Net income	—	10	10
Common stock dividends	—	(12)	(12)
Contributions from parent	5	—	5
Balance, March 31, 2019	984	145	1,129
Net income	—	14	14
Common stock dividends	—	(12)	(12)
Contributions from parent	150	—	150
Balance, June 30, 2019	$1,134	$147	$1,281

	Six Months Ended June 30, 2018
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2017	$912	$131	$1,043
Net income	—	7	7
Common stock dividends	—	(9)	(9)
Balance, March 31, 2018	912	129	1,041
Net income	—	8	8
Common stock dividends	—	(10)	(10)
Balance, June 30, 2018	$912	$127	$1,039

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
The accompanying consolidated financial statements as of June 30, 2019 and 2018 and for the three and six months then ended are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2018 Consolidated Balance Sheets were derived from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

December 31, 2019. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
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
New Accounting Standards Issued and Not Yet Adopted as of June 30, 2019: The following new authoritative accounting guidance issued by the FASB has not yet been adopted and reflected by the Registrants in their consolidated financial statements as of June 30, 2019. Unless otherwise indicated, the Registrants are currently assessing the impacts such guidance may have (which could be material) in their financial statements. The Registrants have assessed other FASB issuances of new standards which are not listed below as the Registrants do not expect such standards to have a material impact to their financial statements.
Goodwill Impairment (Issued January 2017). Simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two-step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Exelon, Generation, ComEd, PHI and DPL do not expect the updated guidance to have a material impact to their financial statements. The standard is effective January 1, 2020, with early adoption permitted, and must be applied on a prospective basis.
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
At June 30, 2019 and December 31, 2018, Exelon, Generation, PHI and ACE collectively consolidated five VIEs or VIE groups for which the applicable Registrant was the primary beneficiary (see Consolidated Variable Interest Entities below). As of June 30, 2019 and December 31, 2018, Exelon and Generation collectively had significant interests in eight and seven, respectively, other VIEs for which the applicable Registrant does not have the power to direct the entities’ activities and, accordingly, was not the primary beneficiary (see Unconsolidated Variable Interest Entities below).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Consolidated Variable Interest Entities
As of June 30, 2019 and December 31, 2018, Exelon's and Generation's consolidated VIEs consist of:

•	energy related companies involved in distributed generation, backup generation and energy development

•	renewable energy project companies formed by Generation to build, own and operate renewable power facilities

•	certain retail power and gas companies for which Generation is the sole supplier of energy, and

•	CENG.
As of June 30, 2019 and December 31, 2018, Exelon's, PHI's and ACE's consolidated VIE consist of:

•
ACE Transition Funding (ATF), a special purpose entity formed by ACE for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of transition bonds.

As of June 30, 2019 and December 31, 2018, ComEd, PECO, BGE, Pepco and DPL did not have any material consolidated VIEs.
Exelon and Generation provided the following support to their respective consolidated VIEs:

•	Operating and capital funding to the renewable energy project companies and there is limited recourse to Generation related to certain renewable energy project companies;

•
Approximately $6 million and $34 million as of June 30, 2019 and December 31, 2018, respectively, in credit support for the retail power and gas companies for which Generation is the sole supplier of energy.

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
As of June 30, 2019 and December 31, 2018, Exelon, PHI and ACE provided the following support to their respective consolidated VIE:

•
In the case of ATF, proceeds from the sale of each series of transition bonds by ATF were transferred to ACE in exchange for the transfer by ACE to ATF of the right to collect a non-bypassable Transition Bond Charge from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on transition bonds and related taxes, expenses and fees. During the three and six months ended June 30, 2019, ACE

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

transferred $3 million and $7 million to ATF, respectively. During the three and six months ended June 30, 2018, ACE transferred $6 million and $14 million to ATF, respectively.
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
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Registrants' consolidated financial statements at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019				December 31, 2018
	Exelon(a)	Generation	PHI(a)	ACE	Exelon(a)	Generation	PHI(a)	ACE
Current assets	$649	$646	$3	$2	$938	$931	$7	$4
Noncurrent assets	9,204	9,184	20	17	9,071	9,045	26	19
Total assets	$9,853	$9,830	$23	$19	$10,009	$9,976	$33	$23
Current liabilities	715	694	21	20	$274	$252	$22	$19
Noncurrent liabilities	2,861	2,827	34	31	3,280	3,233	47	40
Total liabilities	$3,576	$3,521	$55	$51	$3,554	$3,485	$69	$59
_________

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Assets and Liabilities of Consolidated VIEs
Included within the balances above are assets and liabilities of certain consolidated VIEs for which the assets can only be used to settle obligations of those VIEs, and liabilities that creditors or beneficiaries do not have recourse to the general credit of the Registrants. As of June 30, 2019 and December 31, 2018, these assets and liabilities primarily consisted of the following:

	June 30, 2019				December 31, 2018
	Exelon(a)	Generation	PHI(a)	ACE	Exelon(a)	Generation	PHI(a)	ACE
Cash and cash equivalents	$106	$106	$—	$—	$414	$414	$—	$—
Restricted cash and cash equivalents	75	73	2	2	66	62	4	4
Accounts receivable, net
Customer	161	161	—	—	146	146	—	—
Other	39	39	—	—	23	23	—	—
Inventory, net
Materials and supplies	217	217	—	—	212	212	—	—
Other current assets	28	27	1	—	52	49	3	—
Total current assets	626	623	3	2	913	906	7	4
Property, plant and equipment, net	6,084	6,084	—	—	6,145	6,145	—	—
NDT funds	2,589	2,589	—	—	2,351	2,351	—	—
Other noncurrent assets	227	207	20	17	258	232	26	19
Total noncurrent assets	8,900	8,880	20	17	8,754	8,728	26	19
Total assets	$9,526	$9,503	$23	$19	$9,667	$9,634	$33	$23
Long-term debt due within one year	$560	$540	$20	$19	$87	$66	$21	$18
Accounts payable	89	89	—	—	96	96	—	—
Accrued expenses	52	51	1	1	72	72	1	1
Unamortized energy contract liabilities	11	11	—	—	15	15	—	—
Other current liabilities	3	3	—	—	3	3	—	—
Total current liabilities	715	694	21	20	273	252	22	19
Long-term debt	558	524	34	31	1,072	1,025	47	40
Asset retirement obligations	2,218	2,218	—	—	2,160	2,160	—	—
Unamortized energy contract liabilities	—	—	—	—	1	1	—	—
Other noncurrent liabilities	77	77	—	—	42	42	—	—
Total noncurrent liabilities	2,853	2,819	34	31	3,275	3,228	47	40
Total liabilities	$3,568	$3,513	$55	$51	$3,548	$3,480	$69	$59
_________

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.
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
As of June 30, 2019 and December 31, 2018, Exelon's and Generation's unconsolidated VIEs consist of:

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
As of June 30, 2019 and December 31, 2018, the Utility Registrants did not have any material unconsolidated VIEs.
As of June 30, 2019 and December 31, 2018, Exelon and Generation had significant unconsolidated variable interests in eight and seven VIEs, respectively, for which Exelon or Generation, as applicable, was not the primary beneficiary; including certain equity investments and certain commercial agreements. Exelon and Generation only include unconsolidated VIEs that are individually material in the tables below. However, Exelon and Generation have several individually immaterial VIEs that in aggregate represent a total investment of $16 million and $12 million, as of June 30, 2019, and $15 million and $13 million as of December 31, 2018, respectively. These immaterial VIEs are equity and debt securities in energy development companies. As of June 30, 2019 and December 31, 2018, the maximum exposure to loss related to these securities included in Investments in Exelon’s and Generation’s Consolidated Balance Sheets is limited to $16 million and $12 million, and $15 million and $13 million, respectively. The risk of a loss was assessed to be remote and, accordingly, Exelon and Generation have not recognized a liability associated with any portion of the maximum exposure to loss.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

The following tables present summary information about Exelon's and Generation’s significant unconsolidated VIE entities:

June 30, 2019	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$603	$453	$1,056
Total liabilities(a)	33	225	258
Exelon's ownership interest in VIE(a)	—	203	203
Other ownership interests in VIE(a)	571	25	596
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	203	203
Contract intangible asset	7	—	7

December 31, 2018	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$597	$472	$1,069
Total liabilities(a)	37	222	259
Exelon's ownership interest in VIE(a)	—	223	223
Other ownership interests in VIE(a)	560	27	587
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	223	223
Contract intangible asset	7	—	7
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
On November 7, 2017, ExGen Texas Power, LLC (EGTP), and all of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, which resulted in Exelon and Generation deconsolidating EGTP's assets and liabilities from their consolidated financial statements. Concurrently with the Chapter 11 filings, Generation entered into an asset purchase agreement to acquire one of EGTP's generating plants, the Handley Generating Station, which closed on April 4, 2018 for a purchase price of $62 million.
Disposition of Oyster Creek
On July 31, 2018, Generation entered into an agreement with Holtec International (Holtec) and its indirect wholly owned subsidiary, Oyster Creek Environmental Protection, LLC (OCEP), for the sale and decommissioning of Oyster Creek located in Forked River, New Jersey, which permanently ceased generation operations on September 17, 2018. Completion of the transaction contemplated by the sale agreement was subject to the satisfaction of several closing conditions, including approval of the license transfer from the NRC and other regulatory approvals, and a private letter ruling from the IRS, which were satisfied in the second quarter 2019. The sale was completed on July 1, 2019. Exelon and Generation expect the loss on the sale, which will be recognized in the third quarter, to be immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Under the terms of the transaction, Generation transferred to OCEP substantially all the assets associated with Oyster Creek, including assets held in NDT funds, along with the assumption of liability for all responsibility for the site, including full decommissioning and ongoing management of spent fuel until the spent fuel is moved offsite. The terms of the transaction also include various forms of performance assurance for the obligations of OCEP to timely complete the required decommissioning, including a parental guaranty from Holtec for all performance and payment obligations of OCEP, and a requirement for Holtec to deliver a letter of credit to Generation upon the occurrence of specified events.
As a result of the transaction, in the third quarter of 2018, Exelon and Generation reclassified certain Oyster Creek assets and liabilities in Exelon’s and Generation’s Consolidated Balance Sheets as held for sale at their respective fair values. Exelon and Generation had $863 million and $759 million of Assets and Liabilities held for sale, respectively, at June 30, 2019 and $897 million and $777 million of Assets and Liabilities held for sale, respectively, at December 31, 2018. Upon remeasurement of the Oyster Creek ARO, Exelon and Generation recognized an $84 million and a $9 million pre-tax charge to Operating and maintenance expense in the third quarter of 2018 and in the second quarter of 2019, respectively. See Note 13 - Nuclear Decommissioning for additional information.
Other Asset Disposition
On February 28, 2018, Generation completed the sale of its interest in an electrical contracting business that primarily installs, maintains and repairs underground and high-voltage cable transmission and distribution systems for $87 million, resulting in a pre-tax gain which is included within Gain on sales of assets and businesses in Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2018. In June 2018, additional proceeds were received, and a pre-tax gain was recorded within Gain on sales of assets and businesses in Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a rollforward of the contract assets and liabilities reflected in Exelon's and Generation's Consolidated Balance Sheets from January 1, 2018 to June 30, 2019:

	Contract Assets		Contract Liabilities
	Exelon	Generation	Exelon	Generation
Balance as of January 1, 2018	$283	$283	$35	$35
Consideration received or due	(146)	(146)	179	465
Revenues recognized	50	50	(187)	(458)
Balance at December 31, 2018	187	187	27	42
Consideration received or due	(44)	(44)	38	115
Revenues recognized	53	53	(44)	(131)
Balance at June 30, 2019	$196	$196	$21	$26

The Utility Registrants do not have any contract assets. The Utility Registrants also record contract liabilities when consideration is received prior to the satisfaction of the performance obligations. As of June 30, 2019 and December 31, 2018, the Utility Registrants' contract liabilities were immaterial.
Transaction Price Allocated to Remaining Performance Obligations (All Registrants)
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
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

	2019	2020	2021	2022	2023 and thereafter	Total
Exelon	$274	$275	$93	$68	$248	$958
Generation	355	343	118	72	248	1,136

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

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Contracted generation	●	●
Real estate	●	●	●	●	●	●	●	●	●
Vehicles and equipment	●	●	●	●	●	●	●	●	●

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

(in years)	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Remaining lease terms	1-87	1-37	1-6	1-15	1-87	1-13	1-13	1-13	1-8
Options to extend the term	3-30	3-30	5	N/A	N/A	3-30	5	3-30	N/A
Options to terminate within	1-4	2	4	N/A	3	N/A	N/A	N/A	N/A
The components of lease costs for the three months ended June 30, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating lease costs	$87	$61	$1	$—	$9	$13	$3	$4	$3
Variable lease costs	77	72	1	—	1	2	1	—	1
Short-term lease costs	3	3	—	—	—	—	—	—	—
Total lease costs (a)	$167	$136	$2	$—	$10	$15	$4	$4	$4
__________

(a)	Excludes $16 million, $12 million, $4 million and $4 million of sublease income recorded at Exelon, Generation, PHI and DPL.

The components of lease costs for the six months ended June 30, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating lease costs	$155	$107	$2	$—	$17	$23	$6	$7	$4
Variable lease costs	150	140	1	—	1	4	1	1	1
Short-term lease costs	11	11	—	—	—	—	—	—	—
Total lease costs (a)	$316	$258	$3	$—	$18	$27	$7	$8	$5
__________

(a)	Excludes $19 million, $14 million, $5 million and $5 million of sublease income recorded at Exelon, Generation, PHI and DPL.
The following table provides additional information regarding the presentation of operating lease ROU assets and lease liabilities within the Registrants’ Consolidated Balance Sheets as of June 30, 2019:

	Exelon(a)	Generation(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating lease ROU assets
Other deferred debits and other assets	$1,412	$982	$11	$2	$91	$309	$67	$74	$24

Operating lease liabilities
Other current liabilities	250	173	3	1	32	36	8	11	6
Other deferred credits and other liabilities	1,353	981	9	1	65	280	60	72	19
Total operating lease liabilities	$1,603	$1,154	$12	$2	$97	$316	$68	$83	$25
__________

(a)	Exelon's and Generation's operating ROU assets and lease liabilities include $595 million and $744 million, respectively, related to contracted generation.
The weighted average remaining lease terms, in years, and discount rates for operating leases as of June 30, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Remaining lease term	9.9	10.6	4.9	4.4	5.4	9.2	9.7	9.6	5.2
Discount rate	4.6%	4.8%	3.1%	3.4%	3.6%	4.1%	3.8%	3.9%	3.5%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Future minimum lease payments for operating leases as of June 30, 2019 were as follows:

Year	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2019	$149	$104	$2	$1	$17	$23	$6	$5	$4
2020	291	202	3	1	34	44	9	12	5
2021	246	161	3	—	31	42	9	12	5
2022	177	112	2	—	16	41	8	11	4
2023	141	99	1	—	—	39	8	10	3
Remaining years	1,051	834	2	—	19	196	43	52	6
Total	2,055	1,512	13	2	117	385	83	102	27
Interest	452	358	1	—	20	69	15	19	2
Total operating lease liabilities	$1,603	$1,154	$12	$2	$97	$316	$68	$83	$25

Future minimum lease payments for operating leases under the prior lease accounting guidance as of December 31, 2018 were as follows:

Year	Exelon(a)(b)	Generation(a)(b)	ComEd(a)(c)	PECO(a)(c)	BGE(a)(c)(d)(e)	PHI(a)	Pepco(a)	DPL(a)(c)	ACE(a)
2019	$140	$33	$7	$5	$35	$48	$11	$14	$7
2020	149	46	5	5	35	46	10	13	6
2021	143	46	4	5	33	43	9	12	5
2022	126	47	4	5	18	42	8	12	5
2023	97	46	3	5	3	39	8	10	4
Remaining years	723	545	—	—	19	159	40	35	5
Total minimum future lease payments	$1,378	$763	$23	$25	$143	$377	$86	$96	$32
__________

(a)	Includes amounts related to shared use land arrangements.

(b)	Excludes Generation’s contingent operating lease payments associated with contracted generation.

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

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating cash flows from operating leases	$142	$101	$2	$—	$16	$19	$5	$4	$3

ROU assets obtained in exchange for lease obligations for the six months ended June 30, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating leases	$30	$7	$6	$—	$1	$15	$6	$6	$3

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Lessor
The Registrants have operating leases for which they are the lessors. The following tables outline the significant types of leases at each registrant and other terms and conditions of their lease agreements.

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Contracted generation	●	●
Real estate	●	●	●	●	●	●	●	●	●

(in years)	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Remaining lease terms	1-84	1-33	1-18	1-84	24	1-14	2-7	13-14	1-3
Options to extend the term	1-79	1-5	5-79	5-50	N/A	5	N/A	N/A	N/A
The components of lease income for the three months ended June 30, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating lease income	$14	$12	$—	$—	$—	$1	$—	$1	$—
Variable lease income	77	74	—	—	—	3	—	3	—

The components of lease income for the six months ended June 30, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating lease income	$18	$15	$—	$—	$—	$2	$—	$2	$—
Variable lease income	129	126	—	—	—	3	—	3	—

Future minimum lease payments to be recovered under operating leases as of June 30, 2019 were as follows:

Year	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2019	$33	$31	$—	$—	$—	$2	$—	$2	—
2020	51	46	—	—	—	4	—	3	—
2021	51	46	—	—	—	4	1	3	—
2022	50	45	—	—	—	5	—	4	—
2023	49	45	—	—	—	4	—	3	—
Remaining years	314	271	1	3	1	38	—	38	—
Total	$548	$484	$1	$3	$1	$57	$1	$53	$—

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
Utility Regulatory Matters (Exelon and the Utility Registrants)
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2019.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase		Approved Revenue Requirement (Decrease) Increase		Approved ROE		Approval Date	Rate Effective Date
ComEd - Illinois (Electric)	April 16, 2018	$(23)		$(24)		8.69%		December 4, 2018	January 1, 2019
PECO - Pennsylvania (Electric)	March 29, 2018	$82		$25		N/A	(a)	December 20, 2018	January 1, 2019
BGE - Maryland (Natural Gas)	June 8, 2018 (amended October 12, 2018)	$61		$43		9.8%		January 4, 2019	January 4, 2019
ACE - New Jersey (Electric)	August 21, 2018 (amended November 19, 2018)	$122	(b)	$70	(b)	9.6%		March 13, 2019	April 1, 2019
__________

(a)	The PECO rate case proceeding was resolved through a settlement agreement, which did not specify an approved ROE.

(b)	Requested and approved increases are before New Jersey sales and use tax.
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement Increase (Decrease)	Requested ROE	Expected Approval Timing
Pepco - Maryland (Electric)	January 15, 2019 (amended May 16, 2019)	$27	10.3%	Third quarter of 2019
ComEd - Illinois (Electric)(a)	April 8, 2019	$(6)	8.91%	December 2019
BGE - Maryland (Electric)	May 24, 2019	$74	10.3%	December 2019
BGE - Maryland (Natural Gas)	May 24, 2019	$59	10.3%	December 2019
Pepco - District of Columbia (Electric)(b)	May 30, 2019	$162	10.3%	Second quarter of 2020
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

(b)
Reflects a three-year cumulative multi-year plan and total requested revenue requirement increases of $85 million, $40 million and $37 million for years 2020, 2021, and 2022, respectively, to recover capital investments made in 2018 and 2019 and planned capital investments from 2020 to 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Transmission Formula Rates
Transmission Formula Rate (Exelon, ComEd, BGE, PHI, Pepco, DPL and ACE). ComEd’s, BGE’s, Pepco's, DPL's and ACE's transmission rates are each established based on a FERC-approved formula. ComEd, BGE, Pepco, DPL and ACE are required to file an annual update to the FERC-approved formula on or before May 15, with the resulting rates effective on June 1 of the same year. The annual formula rate update is based on prior year actual costs and current year projected capital additions (initial year revenue requirement). The update also reconciles any differences between the revenue requirement in effect beginning June 1 of the prior year and actual costs incurred for that year (annual reconciliation).
For 2019, the following total increases/(decreases) were included in ComEd’s, BGE’s, Pepco's, DPL's and ACE's electric transmission formula rate filings:

Registrant(a)	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Increase (Decrease)	Total Revenue Requirement Increase (Decrease)		Allowed Return on Rate Base(c)	Allowed ROE(d)
ComEd	$21	$(16)	$5		8.21%	11.50%
BGE	(10)	(23)	(19)	(b)	7.35%	10.50%
Pepco	15	11	26		7.75%	10.50%
DPL	17	(1)	16		7.14%	10.50%
ACE	11	(2)	9		7.79%	10.50%
__________

(a)	All rates are effective June 2019, subject to review by the FERC and other parties, which is due by the fourth quarter of 2019.

(b)
The change in BGE's transmission revenue requirement includes a FERC approved dedicated facilities charge of $14 million to recover the costs of providing transmission service to specifically designated load by BGE.

(c)	Represents the weighted average debt and equity return on transmission rate bases.

(d)
As part of the FERC-approved settlement of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.50%, inclusive of a 50-basis-point incentive adder for being a member of a RTO, and the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55%. As part of the FERC-approved settlement of the ROE complaint against BGE, Pepco, DPL and ACE, the rate of return on common equity is 10.50%, inclusive of a 50-basis-point incentive adder for being a member of a RTO.

Pending Transmission Formula Rate (Exelon and PECO). On May 1, 2017, PECO filed a request with FERC seeking approval to update its transmission rates and change the manner in which PECO’s transmission rate is determined from a fixed rate to a formula rate. The formula rate will be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. PECO’s initial formula rate filing included a requested increase of  $22 million to PECO’s annual transmission revenue requirement, which reflected a ROE of  11%, inclusive of a 50 basis point adder for being a member of a RTO. On June 27, 2017, FERC issued an Order accepting the filing and suspending the proposed rates until December 1, 2017, subject to refund, and set the matter for hearing and settlement judge procedures.
Pursuant to the transmission formula rate request discussed above, PECO made its annual formula rate updates in May 2018 and 2019, which included a decrease of $6 million and an increase of $8 million, respectively, to the annual transmission revenue requirement. The updated transmission formula rates were effective on June 1, 2018 and 2019, respectively, subject to refund.
On July 22, 2019, PECO and other parties filed with FERC a settlement agreement, which includes a ROE of 10.35%, inclusive of a 50 basis point adder for being a member of a RTO. The settlement is not expected to have a material impact on PECO’s 2017, 2018, or 2019 annual transmission revenue requirements. A final order from FERC is not expected prior to the fourth quarter of 2019. PECO cannot predict the outcome of this proceeding, or the transmission formula FERC may approve.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Other State Regulatory Matters
Energy Efficiency Formula Rate. ComEd filed its annual energy efficiency formula rate update with the ICC on May 23, 2019.  The filing establishes the revenue requirement used to set the rates that will take effect in January 2020 after the ICC’s review and approval. The revenue requirement requested is based on a reconciliation of the 2018 actual costs plus projected 2019 and 2020 expenditures.

Registrant	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Increase (Decrease)	Total Revenue Requirement Increase (Decrease)		Requested Return on Rate Base	Requested ROE
ComEd	$53	$(2)	$51	(a)	6.53%	8.91%
__________

(a)
The requested revenue requirement increase provides for a weighted average debt and equity return on rate base of 6.53% inclusive of an allowed ROE of 8.91%. The ROE reflects the average rate on 30-year treasury notes plus 580 basis points. The ROE applicable to the 2018 reconciliation year is 10.91% and the return on rate base is 7.49%, which include the Performance Adjustment, which can either increase or decrease the ROE by up to a maximum of 200 basis points.

New Jersey Regulatory Matters
ACE Infrastructure Investment Program Filing (Exelon, PHI and ACE). On February 28, 2018, ACE filed with the NJBPU the company’s Infrastructure Investment Program (IIP) proposing to seek recovery of a series of investments through a new rider mechanism, totaling $338 million, between 2019-2022 to provide safe and reliable service for its customers. The IIP allowed for more timely recovery of investments made to modernize and enhance ACE’s electric system. On April 15, 2019, ACE entered into a settlement agreement with other parties, which allows for a recovery totaling $96 million of reliability related capital investments from July 1, 2019 through June 30, 2023. On April 18, 2019, the NJBPU approved the settlement agreement.
New Jersey Clean Energy Legislation (Exelon, PHI and ACE). On May 23, 2018, New Jersey enacted legislation that established and modified New Jersey’s clean energy and energy efficiency programs and solar and renewable energy portfolio standards. On the same day, New Jersey enacted legislation that established a ZEC program that provides compensation for nuclear plants that demonstrate to the NJBPU that they meet certain requirements, including that they make a significant contribution to air quality in the state and that their revenues are insufficient to cover their costs and risks. Electric distribution utilities in New Jersey, including ACE, began collecting from retail distribution customers, through a non-bypassable charge, all costs associated with the utility’s procurement of the ZECs effective April 18, 2019. See Generation Regulatory Matters below for additional information.
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
If FERC ultimately rules that the future, ongoing non-TCJA amortization amounts are not recoverable, Exelon, ComEd, BGE, PHI, Pepco, DPL and ACE would record additional charges to Income tax expense, which could be up to approximately $78 million, $52 million, $16 million, $10 million, $3 million, $5 million and $2 million, respectively, as of June 30, 2019.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2018, unless noted below. See Note 4 — Regulatory Matters of the Exelon 2018 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $88 million primarily due to an increase of $117 million in Energy Efficiency Costs, partially offset by a decrease of $38 million in Electric Distribution Formula Rate Annual Reconciliations.
BGE. Regulatory liabilities decreased $71 million primarily due to a decrease of $31 million in Deferred Income Taxes and $29 million in Removal Costs.
Pepco. Regulatory assets decreased $50 million primarily due to a decrease of $21 million in Electric Energy and Natural Gas Costs and $16 million in DC PLUG charge.
DPL. Regulatory liabilities decreased $36 million primarily due to a decrease of $21 million in Deferred Income Taxes.
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

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
June 30, 2019	$61	$5	$—	$48	$8	$5	$3	$—
December 31, 2018	$65	$8	$—	$49	$8	$5	$3	$—
_________

(a)	Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution formula rate regulatory assets.

(b)	BGE's authorized amounts capitalized for ratemaking purposes primarily relate to earnings on shareholders' investment on its AMI programs.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Generation Regulatory Matters (Exelon and Generation)
Illinois Regulatory Matters
Zero Emission Standard. Pursuant to FEJA, on January 25, 2018, the ICC announced that Generation’s Clinton Unit 1, Quad Cities Unit 1 and Quad Cities Unit 2 nuclear plants were selected as the winning bidders through the IPA's ZEC procurement event. Generation executed the ZEC procurement contracts with Illinois utilities, including ComEd, effective January 26, 2018 and began recognizing revenue with compensation for the sale of ZECs retroactive to the June 1, 2017 effective date of FEJA. During the first quarter of 2018, Generation recognized $150 million of revenue related to ZECs generated from June 1, 2017 through December 31, 2017.
On February 14, 2017, two lawsuits were filed in the Northern District of Illinois against the IPA alleging that the state’s ZEC program violates certain provisions of the U.S. Constitution. Both lawsuits argued that the Illinois ZEC program would distort PJM's FERC-approved energy and capacity market auction system of setting wholesale prices and sought a permanent injunction preventing the implementation of the program. The lawsuits were dismissed by the district court on July 14, 2017. On September 13, 2018, the U.S. Circuit Court of Appeals for the Seventh Circuit affirmed the lower court's dismissal of both lawsuits. On January 7, 2019, plaintiffs filed a petition seeking U.S. Supreme Court review of the case, which was denied on April 15, 2019.
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
On November 19, 2018, NJBPU issued an order providing for the method and application process for determining the eligibility of nuclear power plants, a draft method and process for ranking and selecting eligible nuclear power plants, and the establishment of a mechanism for each regulated utility to purchase ZECs from selected nuclear power plants. On December 19, 2018, PSEG filed complete applications seeking NJBPU approval for Salem 1 and Salem 2, of which Generation owns a 42.59% ownership interest, to participate in the ZEC program. On April 18, 2019, the NJBPU approved the award of ZECs to Salem 1 and Salem 2. Upon approval, Generation began recognizing revenue for the sale of New Jersey ZECs in the month they are generated and has recognized $10 million for the three and six months ended June 30, 2019. On May 15, 2019, New Jersey Rate Counsel appealed the NJBPU's decision to the New Jersey Superior Court. The appeal does not prevent implementation of the ZEC program. Exelon and Generation cannot predict the outcome of the appeal. See Note 8 — Early Plant Retirements for additional information related to Salem.
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
In addition, on November 30, 2016 (as amended on January 13, 2017), a group of parties filed a Petition in New York State court seeking to invalidate the ZEC program, which argued that the NYPSC did not have authority to establish the program, that it violated state environmental law and that it violated certain technical provisions of the State Administrative Procedures Act when adopting the ZEC program. Subsequently, Generation, CENG and the NYPSC filed motions to dismiss the state court action, which were later opposed by the plaintiffs. On January 22,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

2018, the court dismissed the environmental claims and the majority of the plaintiffs from the case but denied the motions to dismiss with respect to the remaining five plaintiffs and claims, without commenting on the merits of the case. Generation, CENG and the state’s answers and briefs were filed on March 30, 2018. On December 17, 2018, plaintiffs filed a reply brief introducing new arguments and new evidence. The State of New York filed a motion to strike on December 28, 2018. On January 4, 2019, Generation and CENG filed a motion to strike the new arguments and new evidence. The court must now decide whether or not to set the case for hearing.
See Note 8 — Early Plant Retirements for additional information related to Ginna and Nine Mile Point.
Federal Regulatory Matters
Operating License Renewals
Conowingo Hydroelectric Project. On August 29, 2012, Generation submitted a hydroelectric license application to FERC for a new license for the Conowingo Hydroelectric Project (Conowingo). In connection with Generation’s efforts to obtain a water quality certification pursuant to Section 401 of the Clean Water Act (401 Certification) with MDE for Conowingo, Generation continues to work with MDE and other stakeholders to resolve water quality licensing issues, including: (1) water quality, (2) fish habitat, and (3) sediment.
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
As of June 30, 2019, $40 million of direct costs associated with Conowingo licensing efforts have been capitalized. See Note 4 — Regulatory Matters of the Exelon 2018 Form 10-K for additional information on Generation's operating license renewal efforts.
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
Generation’s Antelope Valley, a 242 MW solar facility in Lancaster, CA, sells all of its output to PG&E through a PPA. As of June 30, 2019, Generation had approximately $740 million of net long-lived assets related to Antelope Valley. As a result of the PG&E bankruptcy filing in the first quarter of 2019, Generation completed a comprehensive review of Antelope Valley's estimated undiscounted future cash flows and no impairment charge was recorded. Significant changes in assumptions such as the likelihood of the PPA being rejected as part of the bankruptcy proceedings could potentially result in future impairments of Antelope Valley’s net long-lived assets, which could be material.
Antelope Valley is a wholly owned indirect subsidiary of EGR IV, which had approximately $1,950 million of additional net long-lived assets as of June 30, 2019. EGR IV is a wholly owned indirect subsidiary of Exelon and Generation and includes Generation's interest in EGRP and other projects with non-controlling interests. To date, there have been no indicators to suggest that the carrying amount of other net long-lived assets of EGR IV may not be recoverable.

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
In Pennsylvania, the TMI nuclear plant did not clear in the May 2017 PJM capacity auction for the 2020-2021 planning year, the third consecutive year that TMI failed to clear the PJM base residual capacity auction and on May 30, 2017, based on these capacity auction results, prolonged periods of low wholesale power prices, and the absence of federal or state policies that place a value on nuclear energy for its ability to produce electricity without air pollution, Generation announced that it would permanently cease generation operations at TMI on or about September 30, 2019. Generation filed the required market and regulatory notifications to shut down the plant and PJM approved the deactivation. On April 5, 2019, Generation filed the PSDAR with the NRC detailing the plans for TMI after its final shutdown.
On February 2, 2018, Generation announced that it would permanently cease generation operations at the Oyster Creek nuclear plant at the end of its current operating cycle and permanently ceased generation operations in September 2018.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

As a result of these early nuclear plant retirement decisions, Exelon and Generation recognized incremental non-cash charges to earnings stemming from shortening the expected economic useful lives primarily related to accelerated depreciation of plant assets (including any ARC) and accelerated amortization of nuclear fuel, as well as operating and maintenance expenses. See Note 13 — Nuclear Decommissioning for additional information on changes to the nuclear decommissioning ARO balance. The total impact for the three and six months ended June 30, 2019 and 2018 are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Income statement expense (pre-tax)	2019	2018	2019	2018
Depreciation and amortization(a)
Accelerated depreciation	$71	$152	$145	$289
Accelerated nuclear fuel amortization	4	19	9	34
Operating and maintenance(b)	—	2	(83)	28
Total	$75	$173	$71	$351
_________

(a)
Reflects incremental accelerated depreciation and amortization for TMI for the three and six months ended June 30, 2019. Reflects incremental accelerated depreciation for TMI and Oyster Creek for the three and six months ended June 30, 2018. The Oyster Creek amounts are from February 2, 2018 through June 30, 2018.

(b)
In 2019, primarily reflects decrease to estimated decommissioning costs for TMI. See Note 13 — Nuclear Decommissioning for additional information on the first quarter 2019 TMI ARO update. In 2018, primarily reflects materials and supplies inventory reserve adjustments, employee related costs and CWIP impairments associated with the early retirement decisions for TMI and Oyster Creek.

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
Other Generation
On March 29, 2018, Generation notified grid operator ISO-NE of its plans to early retire its Mystic Generating Station assets absent regulatory reforms on June 1, 2022, at the end of the then-current capacity commitment for Mystic Units 7 and 8. Mystic Unit 9 was then committed through May 2021.
On May 16, 2018, Generation made a filing with FERC to establish cost-of-service compensation and terms and conditions of service for Mystic Units 8 and 9 for the period between June 1, 2022 - May 31, 2024. On December 20, 2018, FERC issued an order accepting the cost of service agreement reflecting a number of adjustments to the annual fixed revenue requirement and allowing for recovery of a substantial portion of the costs associated with the Everett Marine Terminal. Those adjustments were reflected in a compliance filing filed March 1, 2019. In the December 20, 2018 order, FERC also directed a paper hearing on ROE using a new methodology. Initial briefs in the ROE proceeding were filed on April 19, 2019 and reply briefs were filed on July 18, 2019. On January 4, 2019, Generation notified ISO-NE that it will participate in the Forward Capacity Market auction for the 2022 - 2023 capacity commitment period. In addition, on January 22, 2019, Exelon and several other parties filed requests for rehearing of certain findings of the December 20, 2018 order, which does not alter Generation's commitment to participate in the Forward Capacity Auction for the 2022-2023 capacity commitment period. On June 10, 2019, ISO-NE announced that it has determined that Mystic 8 and 9 are needed for fuel security for the 2023-2024 capacity commitment period.
On March 25, 2019, ISO-NE filed the Inventoried Energy Program, which is intended to provide an interim fuel security program pending conclusion of the stakeholder process to develop a long-term, market-based solution to address fuel security. Exelon filed comments on the Inventoried Energy Program proposal on April 15, 2019. FERC has ordered ISO-NE to file long-term, market-based fuel security rules by October 15, 2019. On May 8, 2019, FERC issued a deficiency letter to ISO-NE seeking additional information on the Inventoried Energy Program proposal,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

and ISO-NE filed a response on June 6, 2019. On July 15, 2019, FERC held a staff-led public meeting on the long-term, market-based fuel security proposal.
The following table provides the balance sheet amounts as of June 30, 2019 for Exelon's and Generation’s significant assets and liabilities associated with the Mystic Units 8 and 9 and Everett Marine Terminal assets that would potentially be impacted by a decision to permanently cease generation operations in the absence of long-term market rule changes.

June 30, 2019
Asset Balances
Materials and supplies inventory	$30
Fuel inventory	11
Completed plant, net	896
Construction work in progress	4
Liability Balances
Asset retirement obligation	(1)

9. Fair Value of Financial Assets and Liabilities (All Registrants)
Exelon measures and classifies fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the Registrants have the ability to liquidate as of the reporting date.

•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 - unobservable inputs, such as internally developed pricing models or third-party valuations for the asset or liability due to little or no market activity for the asset or liability.
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 11 — Fair Value of Financial Assets and Liabilities of the Exelon 2018 Form 10-K, unless otherwise noted below.
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2019 and December 31, 2018. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented on their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	June 30, 2019				December 31, 2018
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$35,685	$36,248	$2,569	$38,817	$35,424	$33,711	$2,158	$35,869
Generation	8,704	7,822	1,472	9,294	8,793	7,467	1,443	8,910
ComEd	8,195	9,222	—	9,222	8,101	8,390	—	8,390
PECO	3,085	3,415	50	3,465	3,084	3,157	50	3,207
BGE	2,877	3,197	—	3,197	2,876	2,950	—	2,950
PHI	6,509	5,823	1,047	6,870	6,259	5,436	665	6,101
Pepco	2,860	3,134	377	3,511	2,719	2,901	196	3,097
DPL	1,495	1,396	218	1,614	1,494	1,303	193	1,496
ACE	1,329	1,025	451	1,476	1,188	987	275	1,262
Long-Term Debt to Financing Trusts(a)
Exelon	$390	$—	$415	$415	$390	$—	$400	$400
ComEd	205	—	209	209	205	—	209	209
PECO	184	—	206	206	184	—	191	191
SNF Obligation
Exelon	$1,186	$1,025	$—	$1,025	$1,171	$949	$—	$949
Generation	1,186	1,025	—	1,025	1,171	949	—	949
____

(a)	Includes unamortized debt issuance costs which are not fair valued.
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	Exelon					Generation
As of June 30, 2019	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$648	$—	$—	$—	$648	$323	$—	$—	$—	$323
NDT fund investments
Cash equivalents(b)	1,241	90	—	—	1,331	1,241	90	—	—	1,331
Equities	3,123	1,638	—	1,328	6,089	3,123	1,638	—	1,328	6,089
Fixed income
Corporate debt	—	1,453	247	—	1,700	—	1,453	247	—	1,700
U.S. Treasury and agencies	1,589	134	—	—	1,723	1,589	134	—	—	1,723
Foreign governments	—	58	—	—	58	—	58	—	—	58
State and municipal debt	—	81	—	—	81	—	81	—	—	81
Other(c)	—	19	—	955	974	—	19	—	955	974
Fixed income subtotal	1,589	1,745	247	955	4,536	1,589	1,745	247	955	4,536

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Exelon					Generation
As of June 30, 2019	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Middle market lending	—	—	292	455	747	—	—	292	455	747
Private equity	—	—	—	379	379	—	—	—	379	379
Real estate	—	—	—	557	557	—	—	—	557	557
NDT fund investments subtotal(d)	5,953	3,473	539	3,674	13,639	5,953	3,473	539	3,674	13,639
Rabbi trust investments
Cash equivalents	49	—	—	—	49	4	—	—	—	4
Mutual funds	73	—	—	—	73	23	—	—	—	23
Fixed income	—	13	—	—	13	—	—	—	—	—
Life insurance contracts	—	72	40	—	112	—	23	—	—	23
Rabbi trust investments subtotal	122	85	40	—	247	27	23	—	—	50
Commodity derivative assets
Economic hedges	505	2,148	1,875	—	4,528	505	2,148	1,875	—	4,528
Proprietary trading	—	44	139	—	183	—	44	139	—	183
Effect of netting and allocation of collateral(e)(f)	(646)	(2,042)	(965)	—	(3,653)	(646)	(2,042)	(965)	—	(3,653)
Commodity derivative assets subtotal	(141)	150	1,049	—	1,058	(141)	150	1,049	—	1,058
Total assets	6,582	3,708	1,628	3,674	15,592	6,162	3,646	1,588	3,674	15,070
Liabilities
Commodity derivative liabilities
Economic hedges	(743)	(2,539)	(1,606)	—	(4,888)	(743)	(2,539)	(1,333)	—	(4,615)
Proprietary trading	—	(44)	(71)	—	(115)	—	(44)	(71)	—	(115)
Effect of netting and allocation of collateral(e)(f)	743	2,438	1,228	—	4,409	743	2,438	1,228	—	4,409
Commodity derivative liabilities subtotal	—	(145)	(449)	—	(594)	—	(145)	(176)	—	(321)
Deferred compensation obligation	—	(137)	—	—	(137)	—	(36)	—	—	(36)
Total liabilities	—	(282)	(449)	—	(731)	—	(181)	(176)	—	(357)
Total net assets	$6,582	$3,426	$1,179	$3,674	$14,861	$6,162	$3,465	$1,412	$3,674	$14,713

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Exelon					Generation
As of December 31, 2018	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$1,243	$—	$—	$—	$1,243	$581	$—	$—	$—	$581
NDT fund investments
Cash equivalents(b)	252	86	—	—	338	252	86	—	—	338
Equities	2,918	1,591	—	1,381	5,890	2,918	1,591	—	1,381	5,890
Fixed income
Corporate debt	—	1,593	230	—	1,823	—	1,593	230	—	1,823
U.S. Treasury and agencies	2,081	99	—	—	2,180	2,081	99	—	—	2,180
Foreign governments	—	50	—	—	50	—	50	—	—	50
State and municipal debt	—	149	—	—	149	—	149	—	—	149
Other(c)	—	30	—	846	876	—	30	—	846	876
Fixed income subtotal	2,081	1,921	230	846	5,078	2,081	1,921	230	846	5,078
Middle market lending	—	—	313	367	680	—	—	313	367	680
Private equity	—	—	—	329	329	—	—	—	329	329
Real estate	—	—	—	510	510	—	—	—	510	510
NDT fund investments subtotal(d)	5,251	3,598	543	3,433	12,825	5,251	3,598	543	3,433	12,825
Rabbi trust investments
Cash equivalents	48	—	—	—	48	5	—	—	—	5
Mutual funds	72	—	—	—	72	24	—	—	—	24
Fixed income	—	15	—	—	15	—	—	—	—	—
Life insurance contracts	—	70	38	—	108	—	22	—	—	22
Rabbi trust investments subtotal	120	85	38	—	243	29	22	—	—	51
Commodity derivative assets
Economic hedges	541	2,760	1,470	—	4,771	541	2,760	1,470	—	4,771
Proprietary trading	—	69	77	—	146	—	69	77	—	146
Effect of netting and allocation of collateral(e)(f)	(582)	(2,357)	(732)	—	(3,671)	(582)	(2,357)	(732)	—	(3,671)
Commodity derivative assets subtotal	(41)	472	815	—	1,246	(41)	472	815	—	1,246
Total assets	6,573	4,155	1,396	3,433	15,557	5,820	4,092	1,358	3,433	14,703

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Exelon					Generation
As of December 31, 2018	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(642)	(2,963)	(1,276)	—	(4,881)	(642)	(2,963)	(1,027)	—	(4,632)
Proprietary trading	—	(73)	(21)	—	(94)	—	(73)	(21)	—	(94)
Effect of netting and allocation of collateral(e)(f)	639	2,581	808	—	4,028	639	2,581	808	—	4,028
Commodity derivative liabilities subtotal	(3)	(455)	(489)	—	(947)	(3)	(455)	(240)	—	(698)
Deferred compensation obligation	—	(137)	—	—	(137)	—	(35)	—	—	(35)
Total liabilities	(3)	(592)	(489)	—	(1,084)	(3)	(490)	(240)	—	(733)
Total net assets	$6,570	$3,563	$907	$3,433	$14,473	$5,817	$3,602	$1,118	$3,433	$13,970
_________

(a)
Exelon excludes cash of $447 million and $458 million at June 30, 2019 and December 31, 2018, respectively, and restricted cash of $83 million and $80 million at June 30, 2019 and December 31, 2018, respectively, and includes long-term restricted cash of $191 million and $185 million at June 30, 2019 and December 31, 2018, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. Generation excludes cash of $329 million and $283 million at June 30, 2019 and December 31, 2018, respectively, and restricted cash of $45 million and $39 million at June 30, 2019 and December 31, 2018, respectively.

(b)
Includes $75 million and $50 million of cash received from outstanding repurchase agreements at June 30, 2019 and December 31, 2018, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (d) below.

(c)
Includes a derivative liability of $2 million and a derivative asset of $44 million, which have total notional amounts of $827 million and $1,432 million at June 30, 2019 and December 31, 2018, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of Exelon and Generation's exposure to credit or market loss.

(d)
Excludes net liabilities of $141 million and $130 million at June 30, 2019 and December 31, 2018, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.

(e)
Collateral posted/(received) from counterparties totaled $97 million, $396 million and $263 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2019. Collateral posted/(received) from counterparties, net of collateral paid to counterparties, totaled $57 million, $224 million and $76 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2018.

(f)	Of the collateral posted/(received), $358 million and $(94) million represents variation margin on the exchanges as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, Exelon and Generation have outstanding commitments to invest in fixed income, middle market lending, private equity and real estate investments of approximately $121 million, $84 million, $396 million, and $252 million, respectively. These commitments will be funded by Generation’s existing NDT funds.
Exelon and Generation hold investments without readily determinable fair values with carrying amounts of $75 million as of June 30, 2019. Changes were immaterial in fair value, cumulative adjustments and impairments for the three and six months ended June 30, 2019.
Valuation Techniques Used to Determine Net Asset Value
Certain NDT Fund Investments are not classified within the fair value hierarchy and are included under the heading “Not subject to leveling” in the table above. These investments are measured at fair value using NAV per share as a practical expedient and include commingled funds, mutual funds which are not publicly quoted, managed middle market funds, private equity and real estate funds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

For commingled funds and mutual funds, which are not publicly quoted, the fair value is primarily derived from the quoted prices in active markets on the underlying securities and can typically be redeemed monthly with 30 or less days of notice and without further restrictions. For managed middle market funds, the fair value is determined using a combination of valuation models including cost models, market models, and income models and typically cannot be redeemed until maturity of the term loan. Private equity and real estate investments include those in limited partnerships that invest in operating companies and real estate holding companies that are not publicly traded on a stock exchange, such as, leveraged buyouts, growth capital, venture capital, distressed investments, investments in natural resources, and direct investments in pools of real estate properties. These investments typically cannot be redeemed and are generally liquidated over a period of 8 to 10 years from the initial investment date, which is based on Exelon’s understanding of the investment funds. Private equity and real estate valuations are reported by the fund manager and are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows, market based comparable data, and independent appraisals from sources with professional qualifications. These valuation inputs are unobservable.
ComEd, PECO and BGE

	ComEd				PECO				BGE
As of June 30, 2019	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$222	$—	$—	$222	$9	$—	$—	$9	$1	$—	$—	$1
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	7	—	—	7
Life insurance contracts	—	—	—	—	—	10	—	10	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	7	10	—	17	7	—	—	7
Total assets	222	—	—	222	16	10	—	26	8	—	—	8
Liabilities
Deferred compensation obligation	—	(7)	—	(7)	—	(8)	—	(8)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(273)	(273)	—	—	—	—	—	—	—	—
Total liabilities	—	(7)	(273)	(280)	—	(8)	—	(8)	—	(5)	—	(5)
Total net assets (liabilities)	$222	$(7)	$(273)	$(58)	$16	$2	$—	$18	$8	$(5)	$—	$3

	ComEd				PECO				BGE
As of December 31, 2018	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$209	$—	$—	$209	$111	$—	$—	$111	$4	$—	$—	$4
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	6	—	—	6
Life insurance contracts	—	—	—	—	—	10	—	10	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	7	10	—	17	6	—	—	6
Total assets	209	—	—	209	118	10	—	128	10	—	—	10
Liabilities
Deferred compensation obligation	—	(6)	—	(6)	—	(10)	—	(10)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(249)	(249)	—	—	—	—	—	—	—	—
Total liabilities	—	(6)	(249)	(255)	—	(10)	—	(10)	—	(5)	—	(5)
Total net assets (liabilities)	$209	$(6)	$(249)	$(46)	$118	$—	$—	$118	$10	$(5)	$—	$5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

_________

(a)
ComEd excludes cash of $65 million and $93 million at June 30, 2019 and December 31, 2018, respectively, and restricted cash of $29 million and $28 million at June 30, 2019 and December 31, 2018, respectively, and includes long-term restricted cash of $174 million and $166 million at June 30, 2019 and December 31, 2018, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.  PECO excludes cash of $17 million and $24 million at June 30, 2019 and December 31, 2018, respectively.  BGE excludes cash of $7 million at both June 30, 2019 and December 31, 2018, and restricted cash of $1 million and $2 million at June 30, 2019 and December 31, 2018, respectively.

(b)
The Level 3 balance consists of the current and noncurrent liability of $29 million and $244 million, respectively, at June 30, 2019, and $26 million and $223 million, respectively, at December 31, 2018, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

PHI, Pepco, DPL and ACE

	As of June 30, 2019				As of December 31, 2018
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$87	$—	$—	$87	$147	$—	$—	$147
Rabbi trust investments
Cash equivalents	44	—	—	44	42	—	—	42
Mutual funds	13	—	—	13	13	—	—	13
Fixed income	—	13	—	13	—	15	—	15
Life insurance contracts	—	23	40	63	—	22	38	60
Rabbi trust investments subtotal	57	36	40	133	55	37	38	130
Total assets	144	36	40	220	202	37	38	277
Liabilities
Deferred compensation obligation	—	(19)	—	(19)	—	(21)	—	(21)
Total liabilities	—	(19)	—	(19)	—	(21)	—	(21)
Total net assets	$144	$17	$40	$201	$202	$16	$38	$256

	Pepco				DPL				ACE
As of June 30, 2019	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$40	$—	$—	$40	$1	$—	$—	$1	$19	$—	$—	$19
Rabbi trust investments
Cash equivalents	43	—	—	43	—	—	—	—	—	—	—	—
Fixed income	—	3	—	3	—	—	—	—	—	—	—	—
Life insurance contracts	—	23	39	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	43	26	39	108	—	—	—	—	—	—	—	—
Total assets	83	26	39	148	1	—	—	1	19	—	—	19
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$83	$24	$39	$146	$1	$—	$—	$1	$19	$—	$—	$19

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Pepco				DPL				ACE
As of December 31, 2018	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$38	$—	$—	$38	$16	$—	$—	$16	$23	$—	$—	$23
Rabbi trust investments
Cash equivalents	41	—	—	41	—	—	—	—	—	—	—	—
Fixed income	—	5	—	5	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	37	59	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	41	27	37	105	—	—	—	—	—	—	—	—
Total assets	79	27	37	143	16	—	—	16	23	—	—	23
Liabilities
Deferred compensation obligation	—	(3)	—	(3)	—	(1)	—	(1)	—	—	—	—
Total liabilities	—	(3)	—	(3)	—	(1)	—	(1)	—	—	—	—
Total net assets (liabilities)	$79	$24	$37	$140	$16	$(1)	$—	$15	$23	$—	$—	$23
_________

(a)
PHI excludes cash of $21 million and $39 million at June 30, 2019 and December 31, 2018, respectively, and includes long-term restricted cash of $17 million and $19 million at June 30, 2019 and December 31, 2018, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.  Pepco excludes cash of $12 million and $15 million at June 30, 2019 and December 31, 2018, respectively. DPL excludes cash of $3 million and $8 million at June 30, 2019 and December 31, 2018, respectively. ACE excludes cash of $4 million and $7 million at June 30, 2019 and December 31, 2018, respectively, and includes long-term restricted cash of $17 million and $19 million at June 30, 2019 and December 31, 2018, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2019 and 2018:

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended June 30, 2019	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of March 31, 2019	$838	$540	$499		$1,039	$(240)		$39	$—
Total realized / unrealized gains (losses)
Included in net income	275	2	272	(a)	274	—		1	—
Included in noncurrent payables to affiliates	—	10	—		10	—		—	(10)
Included in regulatory assets/liabilities	(23)	—	—		—	(33)	(b)	—	10
Change in collateral	106	—	106		106	—		—	—
Purchases, sales, issuances and settlements
Purchases	51	40	11		51	—		—	—
Sales	(1)	—	(1)		(1)	—		—	—
Settlements	(53)	(53)	—		(53)	—		—	—
Transfers into Level 3	3	—	3	(c)	3	—		—	—
Transfers out of Level 3	(17)	—	(17)	(c)	(17)	—		—	—
Balance at June 30, 2019	$1,179	$539	$873		$1,412	$(273)		$40	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2019	$339	$1	$337		$338	$—		$1	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Exelon	Generation				ComEd		PHI and Pepco
Six Months Ended June 30, 2019	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2018	$907	$543	$575		$1,118	$(249)		$38	$—
Total realized / unrealized gains (losses)
Included in net income	46	3	41	(a)	44	—		2	—
Included in noncurrent payables to affiliates	—	21	—		21	—		—	(21)
Included in regulatory assets	(3)	—	—		—	(24)	(b)	—	21
Change in collateral	187	—	187		187	—		—	—
Purchases, sales, issuances and settlements
Purchases	110	42	68		110	—		—	—
Sales	(1)	—	(1)		(1)	—		—	—
Settlements	(70)	(70)	—		(70)	—		—	—
Transfers into Level 3	3	—	3	(c)	3	—		—	—
Transfers out of Level 3	—	—	—	(c)	—	—		—	—
Balance as of June 30, 2019	$1,179	$539	$873		$1,412	$(273)		$40	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2019	$191	$3	$186		$189	$—		$2	$—

__________

(a)
Includes a reduction for the reclassification of $65 million and $145 million of realized gains due to the settlement of derivative contracts for the three and six months ended June 30, 2019, respectively.

(b)
Includes $41 million of decreases in fair value and an increase for realized losses due to settlements of $8 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2019. Includes $37 million of increases in fair value and an increase for realized losses due to settlements of $13 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2019.

(c)
Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended June 30, 2018	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of March 31, 2018	$1,283	$609	$918		$1,527	$(267)		$23	$—
Total realized / unrealized gains (losses)
Included in net income	(112)	—	(113)	(a)	(113)	—		1	—
Included in noncurrent payables to affiliates	—	(3)	—		(3)	—		—	3
Included in regulatory assets	12	—	—		—	15	(b)	—	(3)
Change in collateral	(49)	—	(49)		(49)	—		—	—
Purchases, sales, issuances and settlements
Purchases	30	17	13		30	—		—	—
Sales	(1)	—	(1)		(1)	—		—	—
Settlements	(26)	(38)	—		(38)	—		12	—
Transfers into Level 3	(15)	—	(15)	(c)	(15)	—		—	—
Transfers out of Level 3	(16)	—	(16)	(c)	(16)	—		—	—
Balance as of June 30, 2018	$1,106	$585	$737		$1,322	$(252)		$36	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2018	$3	$(4)	$7		$3	$—		$—	$—

	Exelon	Generation				ComEd		PHI and Pepco
Six Months Ended June 30, 2018	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2017	$966	$648	$552		$1,200	$(256)		$22	$—
Total realized / unrealized gains (losses)
Included in net income	74	1	71	(a)	72	—		2	—
Included in noncurrent payables to affiliates	—	3	—		3	—		—	(3)
Included in regulatory assets	7	—	—		—	4	(b)	—	3
Change in collateral	57	—	57		57	—		—	—
Purchases, sales, issuances and settlements
Purchases	119	19	100		119	—		—	—
Sales	(4)	—	(4)		(4)	—		—	—
Settlements	(74)	(86)	—		(86)	—		12	—
Transfers into Level 3	(23)	—	(23)	(c)	(23)	—		—	—
Transfers out of Level 3	(16)	—	(16)	(c)	(16)	—		—	—
Balance as of June 30, 2018	$1,106	$585	$737		$1,322	$(252)		$36	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2018	$259	$(4)	$263		$259	$—		$—	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

__________

(a)
Includes a reduction for the reclassification of $120 million and $192 million of realized gains due to the settlement of derivative contracts for the three and six months ended June 30, 2018, respectively.

(b)
Includes $11 million of decreases in fair value and an increase for realized losses due to settlements of $4 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2018. Includes $6 million of increases in fair value and an increase for realized losses due to settlements of $10 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2018.

(c)
Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2019 and 2018:

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total realized gains (losses) for the three months ended June 30, 2019	$275	$(3)	$1	$2	$275	$(3)	$2	$1
Total realized (losses) gains for the six months ended June 30, 2019	147	(106)	2	3	147	(106)	3	2
Total unrealized gains (losses) for the three months ended June 30, 2019	360	(23)	1	1	360	(23)	1	1
Total unrealized gains (losses) for the six months ended June 30, 2019	269	(83)	2	3	269	(83)	3	2

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total realized (losses) gains for the three months ended June 30, 2018	$(191)	$78	$1	$—	$(191)	$78	$—	$1
Total realized gains (losses) for the six months ended June 30, 2018	144	(73)	2	2	144	(73)	2	2
Total unrealized (losses) gains for the three months ended June 30, 2018	(71)	78	—	(4)	(71)	78	(4)	—
Total unrealized gains (losses) for the six months ended June 30, 2018	238	25	—	(3)	238	25	(3)	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

The table below discloses the significant inputs to the forward curve used to value these positions.

Type of trade	Fair Value at June 30, 2019	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	2019 Range			2018 Range
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(b)	$542	$443	Discounted Cash Flow	Forward power price	$10	-	$118	$12	-	$174
				Forward gas price	$1.54	-	$11.26	$0.78	-	$12.38
			Option Model	Volatility percentage	8%	-	384%	10%	-	277%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(b)	$68	$56	Discounted Cash Flow	Forward power price	$10	-	$118	$14	-	$174

Mark-to-market derivatives (Exelon and ComEd)	$(273)	$(249)	Discounted Cash Flow	Forward heat rate(c)	9x	-	10x	10x	-	11x
				Marketability reserve	4%	-	7%	4%	-	8%
				Renewable factor	88%	-	119%	86%	-	120%

_________

(a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.

(b)	The fair values do not include cash collateral posted on level three positions of $263 million and $76 million as of June 30, 2019 and December 31, 2018, respectively.

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
Authoritative guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings immediately. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include NPNS, cash flow hedges and fair value hedges. All derivative economic hedges related to commodities, referred to as economic hedges, are recorded at fair value through earnings at Generation and offset by a corresponding regulatory asset or liability at ComEd. For all NPNS derivative instruments, accounts receivable or accounts payable are recorded when derivative settles and revenue or expense is recognized in earnings as the underlying physical commodity is sold or consumed.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Authoritative guidance about offsetting assets and liabilities requires the fair value of derivative instruments to be shown in the Combined Notes to Consolidated Financial Statements on a gross basis, even when the derivative instruments are subject to legally enforceable master netting agreements and qualify for net presentation in the Consolidated Balance Sheets. A master netting agreement is an agreement between two counterparties that may have derivative and non-derivative contracts with each other providing for the net settlement of all referencing contracts via one payment stream, which takes place as the contracts deliver, when collateral is requested or in the event of default. In the tables below that present fair value balances, Generation’s energy-related economic hedges and proprietary trading derivatives are shown gross. The impact of the netting of fair value balances with the same counterparty that are subject to legally enforceable master netting agreements, as well as netting of cash collateral, including margin on exchange positions, is aggregated in the collateral and netting columns.
Generation’s and ComEd’s use of cash collateral is generally unrestricted unless Generation or ComEd are downgraded below investment grade. Cash collateral held by PECO, BGE, Pepco, DPL and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meet certain qualifications.
Commodity Price Risk (All Registrants)
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
Generation. To the extent the amount of energy Generation produces differs from the amount of energy it has contracted to sell, Exelon and Generation are exposed to market fluctuations in the prices of electricity, fossil fuels and other commodities. Within Exelon, Generation has the most exposure to commodity price risk. As such, Generation uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including power and gas sales, fuel and power purchases, natural gas transportation and pipeline capacity agreements and other energy-related products marketed and purchased. To manage these risks, Generation may enter into fixed-price derivative or non-derivative contracts to hedge the variability in future cash flows from expected sales of power and gas and purchases of power and fuel. The objectives for executing such hedges include fixing the price for a portion of anticipated future electricity sales at a level that provides an acceptable return. Generation is also exposed to differences between the locational settlement prices of certain economic hedges and the hedged generating units. This price difference is actively managed through other instruments which include derivative congestion products, whose changes in fair value are recognized in earnings each period, and auction revenue rights, which are accounted for on an accrual basis.
Additionally, Generation is exposed to certain market risks through its proprietary trading activities. The proprietary trading activities are a complement to Generation’s energy marketing portfolio but represent a small portion of Generation’s overall energy marketing activities and are subject to limits established by Exelon’s RMC.
Utility Registrants. The Utility Registrants procure electric and natural gas supply through a competitive procurement process approved by each of the respective state utility commissions. The Utility Registrants’ hedging programs are intended to reduce exposure to energy and natural gas price volatility and have no direct earnings impact as the costs are fully recovered from customers through regulatory-approved recovery mechanisms. The following table provides a summary of the Utility Registrants’ primary derivative hedging instruments, listed by commodity and accounting treatment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Registrant	Commodity	Accounting Treatment	Hedging instrument
ComEd	Electricity	NPNS	Fixed price contracts based on all requirements in the IPA procurement plans.
	Electricity	Changes in fair value of economic hedge recorded to an offsetting regulatory asset or liability(a)
20-year floating-to-fixed energy swap contracts beginning June 2012 based on the renewable energy resource procurement requirements in the Illinois Settlement Legislation of approximately 1.3 million MWhs per year.

PECO(b)	Gas	NPNS	Fixed price contracts to cover about 20% of planned natural gas purchases in support of projected firm sales.
BGE	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts for between 10-20% of forecasted system supply requirements for flowing (i.e., non-storage) gas for the November through March period.
Pepco	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
DPL	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts through full requirements contracts.
		Changes in fair value of economic hedge recorded to an offsetting regulatory asset or liability (c)	Exchange traded future contracts for 50% of estimated monthly purchase requirements each month, including purchases for storage injections.
ACE	Electricity	NPNS	Fixed price contracts for all BGS requirements through full requirements contracts.
__________

(a)	See Note 4 - Regulatory Matters for additional information.

(b)	As part of its hedging program, PECO enters into electric supply procurement contracts that do not meet the definition of a derivative instrument.

(c)	The fair value of the DPL economic hedge is not material as of June 30, 2019 and December 31, 2018 and is not presented in the fair value tables below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

The following table provides a summary of the derivative fair value balances recorded by Generation, ComEd and Exelon as of June 30, 2019 and December 31, 2018:

June 30, 2019	Exelon	Generation					ComEd
Derivatives	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting (a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$526	$2,910	$122	$218	$(2,724)	$526	$—
Mark-to-market derivative assets (noncurrent assets)	532	1,618	61	122	(1,269)	532	—
Total mark-to-market derivative assets	1,058	4,528	183	340	(3,993)	1,058	—
Mark-to-market derivative liabilities (current liabilities)	(157)	(3,039)	(78)	265	2,724	(128)	(29)
Mark-to-market derivative liabilities (noncurrent liabilities)	(437)	(1,576)	(37)	151	1,269	(193)	(244)
Total mark-to-market derivative liabilities	(594)	(4,615)	(115)	416	3,993	(321)	(273)
Total mark-to-market derivative net assets (liabilities)	$464	$(87)	$68	$756	$—	$737	$(273)

December 31, 2018	Exelon	Generation					ComEd
Description	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting (a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$801	$3,505	$105	$121	$(2,930)	$801	$—
Mark-to-market derivative assets (noncurrent assets)	445	1,266	41	51	(913)	445	—
Total mark-to-market derivative assets	1,246	4,771	146	172	(3,843)	1,246	—
Mark-to-market derivative liabilities (current liabilities)	(473)	(3,429)	(74)	125	2,931	(447)	(26)
Mark-to-market derivative liabilities (noncurrent liabilities)	(474)	(1,203)	(20)	60	912	(251)	(223)
Total mark-to-market derivative liabilities	(947)	(4,632)	(94)	185	3,843	(698)	(249)
Total mark-to-market derivative net assets (liabilities)	$299	$139	$52	$357	$—	$548	$(249)
_________

(a)
Exelon and Generation net all available amounts allowed under the derivative authoritative guidance in the balance sheet. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral. In some cases Exelon and Generation may have other offsetting exposures, subject to a master netting or similar agreement, such as trade receivables and payables, transactions that do not qualify as derivatives, letters of credit and other forms of non-cash collateral. These amounts are immaterial and not reflected in the table above.

(b)	Of the collateral posted/(received), $358 million and $(94) million represents variation margin on the exchanges at June 30, 2019 and December 31, 2018 respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Economic Hedges (Commodity Price Risk)
Generation. For the three and six months ended June 30, 2019 and 2018, Exelon and Generation recognized the following net pre-tax commodity mark-to-market gains (losses) which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income Statement Location	Gain (Loss)		Gain (Loss)
Operating revenues	$40	$(7)	$(10)	$(107)
Purchased power and fuel	(114)	96	(84)	(70)
Total Exelon and Generation	$(74)	$89	$(94)	$(177)

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of June 30, 2019, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 92%-95%, 70%-73% and 40%-43% for 2019, 2020 and 2021, respectively.
Proprietary Trading (Commodity Price Risk)
Generation also executes commodity derivatives for proprietary trading purposes. Proprietary trading includes all contracts executed with the intent of benefiting from shifts or changes in market prices as opposed to those executed with the intent of hedging or managing risk. Gains and losses associated with proprietary trading are reported as Operating revenues in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2019 and 2018, net pre-tax commodity mark-to-market gains (losses) for Exelon and Generation were not material. The Utility Registrants do not execute derivatives for proprietary trading purposes.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation utilize interest rate swaps, which are treated as economic hedges, to manage their interest rate exposure. On July 1, 2018, Exelon de-designated its fair value hedges related to interest rate risk and Generation de-designated its cash flow hedges related to interest rate risk. The notional amounts were $1,373 million and $1,420 million at June 30, 2019 and December 31, 2018, respectively, for Exelon and $573 million and $620 million at June 30, 2019 and December 31, 2018, respectively, for Generation.
Generation utilizes foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, which are treated as economic hedges. The notional amounts were $219 million and $268 million at June 30, 2019 and December 31, 2018, respectively.
The mark-to-market derivative assets and liabilities as of June 30, 2019 and December 31, 2018 and the mark-to-market gains and losses for the three and six months ended June 30, 2019 and 2018 were not material for Exelon and Generation.
Credit Risk (All Registrants)
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date.
Generation. For commodity derivatives, Generation enters into enabling agreements that allow for payment netting with its counterparties, which reduces Generation’s exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. Typically, each enabling agreement is for a specific commodity and so, with respect to each individual counterparty, netting is limited to transactions involving that specific commodity product, except where master netting agreements exist with a

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

counterparty that allow for cross product netting. In addition to payment netting language in the enabling agreement, Generation’s credit department establishes credit limits, margining thresholds and collateral requirements for each counterparty, which are defined in the derivative contracts. Counterparty credit limits are based on an internal credit review process that considers a variety of factors, including the results of a scoring model, leverage, liquidity, profitability, credit ratings by credit rating agencies, and risk management capabilities. To the extent that a counterparty’s margining thresholds are exceeded, the counterparty is required to post collateral with Generation as specified in each enabling agreement. Generation’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.
The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2019. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below exclude credit risk exposure from individual retail counterparties, nuclear fuel procurement contracts and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX and Nodal commodity exchanges. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO, BGE, Pepco, DPL and ACE of $70 million, $30 million, $32 million, $39 million, $15 million and $8 million as of June 30, 2019, respectively.

Rating as of June 30, 2019	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$859	$12	$847	2	$249
Non-investment grade	30	11	19
No external ratings
Internally rated — investment grade	204	1	203
Internally rated — non-investment grade	117	11	106
Total	$1,210	$35	$1,175	2	$249

Net Credit Exposure by Type of Counterparty	As of June 30, 2019
Financial institutions	$3
Investor-owned utilities, marketers, power producers	810
Energy cooperatives and municipalities	302
Other	60
Total	$1,175
_________

(a)
As of June 30, 2019, credit collateral held from counterparties where Generation had credit exposure included $25 million of cash and $9 million of letters of credit. The credit collateral does not include non-liquid collateral.

Utility Registrants. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of June 30, 2019, the Utility Registrants’ counterparty credit risk with suppliers was immaterial.
Credit-Risk-Related Contingent Features (All Registrants)
Generation. As part of the normal course of business, Generation routinely enters into physically or financially settled contracts for the purchase and sale of electric capacity, electricity, fuels, emissions allowances and other energy-related products. Certain of Generation’s derivative instruments contain provisions that require Generation to post collateral. Generation also enters into commodity transactions on exchanges where the exchanges act as the counterparty to each trade. Transactions on the exchanges must adhere to comprehensive collateral and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

margining requirements. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Generation’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit-risk-related contingent features stipulate that if Generation were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. This incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. In this case, Generation believes an amount of several months of future payments (i.e., capacity payments) rather than a calculation of fair value is the best estimate for the contingent collateral obligation, which has been factored into the disclosure below.
The aggregate fair value of all derivative instruments with credit-risk related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Features	June 30, 2019	December 31, 2018
Gross fair value of derivative contracts containing this feature(a)	$(1,119)	$(1,723)
Offsetting fair value of in-the-money contracts under master netting arrangements(b)	824	1,105
Net fair value of derivative contracts containing this feature(c)	$(295)	$(618)
_________

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk related contingent features ignoring the effects of master netting agreements.

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

As of June 30, 2019 and December 31, 2018, Exelon and Generation posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	June 30, 2019	December 31, 2018
Cash collateral posted	$781	$418
Letters of credit posted	228	367
Cash collateral held	64	47
Letters of credit held	21	44
Additional collateral required in the event of a credit downgrade below investment grade	1,513	2,104

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
Utility Registrants
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral.
PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

thresholds contingent upon PECO’s, BGE, and DPL’s credit rating. As of June 30, 2019, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE or DPL lost their investment grade credit ratings as of June 30, 2019, they could have been required to post incremental collateral to its counterparties of $31 million, $31 million and $12 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs as of June 30, 2019 and December 31, 2018. Generation and PECO had no commercial paper borrowings as of both June 30, 2019 and December 31, 2018.

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Exelon	$559	$89	2.60%	2.15%
ComEd	303	—	2.59%	2.14%
BGE	229	35	2.58%	2.18%
PHI	27	54	2.61%	2.15%
PEPCO	—	40	2.62%	2.24%
DPL	—	—	2.55%	2.07%
ACE	27	14	2.61%	2.21%

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Long-Term Debt
Issuance of Long-Term Debt
During the six months ended June 30, 2019, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	Energy Efficiency Project Financing	3.95%	August 31, 2020	$2	Funding to install energy conservation measures for the Fort Meade project.
Generation	Energy Efficiency Project Financing	3.46%	May 1, 2020	$39	Funding to install energy conservation measures for the Marine Corps. Logistics Project.
ComEd	First Mortgage Bonds, Series 126	4.00%	March 1, 2049	$400	Repay a portion of ComEd’s outstanding commercial paper obligations and fund other general corporate purposes.
Pepco	First Mortgage Bonds	3.45%	June 13, 2029	$150	Repay existing indebtedness and for general corporate purposes
Pepco	Unsecured Tax-Exempt Bonds	1.70%	September 1, 2022	$110	Repay existing indebtedness and for general corporate purposes
ACE	First Mortgage Bonds	3.50%	May 21, 2029	$100	Repay existing indebtedness and for general corporate purposes
ACE	First Mortgage Bonds	4.14%	May 21, 2049	$50	Repay existing indebtedness and for general corporate purposes

Debt Covenants
As of June 30, 2019, the Registrants are in compliance with debt covenants, except for Antelope Valley's nonrecourse debt event of default as discussed below.
Nonrecourse Debt
Exelon and Generation have issued nonrecourse debt financing. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default.
Antelope Valley Solar Ranch One.  In December 2011, the DOE Loan Programs Office issued a guarantee for up to $646 million for a nonrecourse loan from the Federal Financing Bank to support the financing of the construction of the Antelope Valley facility. The project became fully operational in 2014. The loan will mature on January 5, 2037. As of June 30, 2019, approximately $500 million was outstanding. In 2017, Generation’s interests in Antelope Valley were also contributed to and are pledged as collateral for the EGR IV financing structure referenced below.
Antelope Valley sells all of its output to PG&E through a PPA. On January 29, 2019, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code, which created an event of default for Antelope Valley’s nonrecourse debt that provides the lender with a right to accelerate amounts outstanding under the loan such that they would become immediately due and payable. As a result of the ongoing event of default and the absence of a waiver from the lender foregoing their acceleration rights, the debt was reclassified as current in Exelon’s and Generation’s Consolidated Balance Sheets in the first quarter of 2019 and continues to be classified as current as of June 30, 2019. Further, distributions from Antelope Valley to EGR IV are currently suspended.
ExGen Renewables IV.  In November 2017, EGR IV, an indirect subsidiary of Exelon and Generation, entered into an $850 million nonrecourse senior secured term loan credit facility agreement. Generation’s interests in EGRP, Antelope Valley, SolGen, and Albany Green Energy were all contributed to and are pledged as collateral for this financing. The loan is scheduled to mature on November 28, 2024. As of June 30, 2019, $796 million was outstanding.
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
See Note 13— Debt and Credit Agreements  of the Exelon 2018 Form 10-K for additional information on nonrecourse debt.
12. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

	Three Months Ended June 30, 2019
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.4	5.5	8.2	(1.2)	6.5	4.8	2.0	7.0	7.0
Qualified NDT fund income	5.1	16.2	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(0.7)	(1.9)	(0.2)	—	(0.1)	(0.2)	(0.1)	(0.2)	(0.3)
Plant basis differences	(1.7)	—	(0.6)	(5.9)	(1.5)	(1.7)	(2.1)	(0.3)	(2.2)
Production tax credits and other credits	(0.9)	(2.8)	—	—	(0.1)	—	—	—	—
Noncontrolling interests	0.1	0.4	—	—	—	—	—	—	—
Excess deferred tax amortization	(7.8)	—	(9.0)	(2.7)	(7.9)	(19.4)	(18.3)	(15.7)	(23.1)
Other	1.9	0.2	0.4	0.1	1.7	0.9	0.5	—	(2.4)
Effective income tax rate	22.4%	38.6%	19.8%	11.3%	19.6%	5.4%	3.0%	11.8%	—%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30, 2018
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.4	4.3	8.1	(3.4)	6.5	6.2	4.7	6.5	7.6
Qualified NDT fund income	0.2	0.5	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(0.9)	(2.4)	(0.2)	(0.1)	(0.2)	(0.2)	(0.1)	(0.3)	(0.3)
Plant basis differences	(3.0)	—	(0.1)	(17.2)	(0.7)	(1.2)	(2.0)	—	(0.2)
Production tax credits and other credits	(1.7)	(4.9)	(0.1)	—	—	—	—	—	—
Noncontrolling interests	(1.5)	(4.5)	—	—	—	—	—	—	—
Excess deferred tax amortization	(5.2)	—	(7.6)	(0.3)	(7.2)	(11.3)	(11.7)	(11.2)	(8.8)
Tax Cuts and Jobs Act of 2017	(1.3)	(1.7)	(0.7)	—	0.1	0.8	—	—	—
Other	(0.2)	(1.3)	0.4	(1.1)	0.8	(0.1)	(0.4)	0.1	0.7
Effective income tax rate	10.8%	11.0%	20.8%	(1.1)%	20.3%	15.2%	11.5%	16.1%	20.0%

	Six Months Ended June 30, 2019
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	4.4	3.6	8.2	0.2	6.4	4.7	2.0	6.7	6.9
Qualified NDT fund income	6.5	14.7	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(0.6)	(1.1)	(0.2)	—	(0.1)	(0.2)	(0.1)	(0.2)	(0.3)
Plant basis differences	(1.5)	—	(0.6)	(6.4)	(1.0)	(1.7)	(2.0)	(0.6)	(2.2)
Production tax credits and other credits	(0.8)	(1.8)	—	—	—	—	—	—	—
Noncontrolling interests	(0.3)	(0.8)	—	—	—	—	—	—	—
Excess deferred tax amortization	(5.8)	—	(8.8)	(2.6)	(7.9)	(19.4)	(18.1)	(15.6)	(23.4)
Other	0.7	(0.4)	0.2	(0.1)	0.2	0.3	0.5	0.4	2.0
Effective income tax rate	23.6%	35.2%	19.8%	12.1%	18.6%	4.7%	3.3%	11.7%	4.0%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2018
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.8	3.4	8.1	(3.6)	6.4	5.5	3.7	6.4	7.2
Qualified NDT fund income	(0.1)	(0.4)	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(1.1)	(3.3)	(0.2)	(0.1)	(0.1)	(0.2)	(0.1)	(0.3)	(0.3)
Plant basis differences	(2.8)	—	—	(15.6)	(0.7)	(1.8)	(2.5)	(0.7)	(1.3)
Production tax credits and other credits	(2.3)	(7.2)	(0.1)	—	—	—	—	—	—
Noncontrolling interests	(1.1)	(3.5)	—	—	—	—	—	—	—
Excess deferred tax amortization	(5.6)	—	(7.5)	(2.7)	(8.2)	(11.0)	(12.1)	(9.4)	(8.8)
Tax Cuts and Jobs Act of 2017	(0.6)	(0.9)	(0.3)	—	—	0.5	—	—	—
Other	(1.7)	(1.3)	0.1	(0.4)	0.2	(0.1)	(0.4)	0.4	(1.1)
Effective income tax rate	9.5%	7.8%	21.1%	(1.4)%	18.6%	13.9%	9.6%	17.4%	16.7%

Accounting for Uncertainty in Income Taxes
The Registrants have the following unrecognized tax benefits as of June 30, 2019 and December 31, 2018:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2019	$448	$411	$—	$—	$—	$45	$—	$—	$14
December 31, 2018	$477	$408	$2	$—	$—	$45	$—	$—	$14
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
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
Settlement of Income Tax Audits, Refund Claims, and Litigation
As of June 30, 2019, Exelon, Generation, PHI and ACE have approximately $425 million, $411 million, $14 million and $14 million, respectively, of unrecognized federal and state tax benefits that could significantly decrease within the 12 months after the reporting date as a result of completing audits, potential settlements, and the outcomes of pending court cases. Of the above unrecognized tax benefits, Exelon and Generation have $411 million that, if recognized, would decrease the effective tax rate. The unrecognized tax benefits related to PHI and ACE, if

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

recognized, may be included in future regulated base rates and that portion would have no impact to the effective tax rate.
State Income Tax Law Changes
On June 5, 2019, the Governor of Illinois signed a tax bill which would increase the Illinois corporate income tax rate from 9.50% to 10.49% effective for tax years beginning on or after January 1, 2021. The tax rate is contingent upon ratification of state constitutional amendments in November 2020. The effect of the rate change will be recognized in the period in which the new legislation is enacted. Exelon, Generation and ComEd do not expect a material impact to their financial statements as a result of the rate change.
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
The following table provides a rollforward of the nuclear decommissioning ARO reflected in Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2018 to June 30, 2019:

Nuclear decommissioning ARO at December 31, 2018 (a)(b)	$10,005
Accretion expense	243
Net increase due to changes in, and timing of, estimated future cash flows	232
Costs incurred related to decommissioning plants	(43)
Nuclear decommissioning ARO at June 30, 2019 (a)(b)	$10,437
_________

(a)
Includes $99 million and $22 million as the current portion of the ARO at June 30, 2019 and December 31, 2018, respectively, which is included in Other current liabilities in Exelon’s and Generation’s Consolidated Balance Sheets.

(b)
Includes $755 million and $772 million of ARO related to Oyster Creek which is classified as Liabilities held for sale in Exelon's and Generation's Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively. See Note 3 — Mergers, Acquisitions and Dispositions for additional information.

During the six months ended June 30, 2019, Exelon's and Generation’s total nuclear ARO increased by approximately $432 million, primarily reflecting the accretion of the ARO liability due to the passage of time and the impacts of ARO updates completed during first quarter 2019. The first quarter 2019 ARO update includes an increase of approximately $330 million for a change in the assumed retirement timing probabilities for certain economically challenged nuclear plants and a $110 million decrease for the impacts of revised decommissioning cost estimates for TMI which incorporate site specific decommissioning planning activities in anticipation of its September 2019 shutdown date. Approximately $85 million of the TMI ARO adjustment resulted in a decrease in Operating and maintenance expense within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. See Note 8 — Early Plant Retirements for additional information.
NDT Funds (Exelon and Generation)
Exelon and Generation had NDT funds totaling $13,498 million and $12,695 million at June 30, 2019 and December 31, 2018, respectively. The NDT funds include $857 million and $890 million at June 30, 2019 and December 31, 2018, respectively, related to Oyster Creek NDT funds which are classified as Assets held for sale in Exelon's and Generation's Consolidated Balance Sheets. See Note 3 — Mergers, Acquisitions and Dispositions for additional information regarding the sale of Oyster Creek. The NDT funds also include $127 million and $144 million for the current portion of the NDT funds at June 30, 2019 and December 31, 2018, respectively, which are

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

included in Other current assets in Exelon's and Generation's Consolidated Balance Sheets. See Note 17 — Supplemental Financial Information for additional information on activities of the NDT funds.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2019 and 2018.

	Pension Benefits Three Months Ended June 30,		Other Postretirement Benefits Three Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$89	$102	$24	$28
Interest cost	221	200	47	44
Expected return on assets	(306)	(313)	(38)	(43)
Amortization of:
Prior service benefit	—	—	(44)	(47)
Actuarial loss	103	157	10	16
Settlement charges	—	1	—	—
Net periodic benefit cost	$107	$147	$(1)	$(2)

	Pension Benefits Six Months Ended June 30,		Other Postretirement Benefits Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$178	$202	$47	$56
Interest cost	442	401	94	88
Expected return on assets	(612)	(626)	(77)	(87)
Amortization of:
Prior service cost (benefit)	—	1	(89)	(93)
Actuarial loss	206	314	23	33
Settlement charges	—	1	—	—
Net periodic benefit cost	$214	$293	$(2)	$(3)

The amounts below represent Exelon's, Generation's, ComEd's, PECO's, BGE's, PHI's, Pepco's, DPL's, and ACE's pension and postretirement benefit plan costs. For Exelon, the service cost component is included in Operating and maintenance expense and Property, plant and equipment, net, for the three and six months ended June 30, 2019 and 2018, while the non-service cost components are included in Other, net and Regulatory assets for the three and six months ended June 30, 2019 and 2018. For the Registrants other than Exelon, the service cost and non-service cost components are included in Operating and maintenance expense and Property, plant and equipment, net in their consolidated financial statements for the three and six months ended June 30, 2019 and 2018.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and Other Postretirement Benefit Costs	2019	2018	2019	2018
Exelon	$106	$145	$212	$290
Generation	31	51	62	100
ComEd	23	44	47	88
PECO	3	5	5	10
BGE	16	15	30	30
PHI	24	17	48	34
Pepco	6	3	12	8
DPL	4	2	8	3
ACE	4	3	8	6

Defined Contribution Savings Plans
The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Matching Contributions	2019	2018	2019	2018
Exelon	$33	$50	$64	$82
Generation	14	28	28	43
ComEd	9	8	16	15
PECO	2	2	5	4
BGE	2	2	4	4
PHI	3	3	6	6
Pepco	1	1	2	2
DPL	1	1	1	1
ACE	—	—	1	1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

15. Changes in Accumulated Other Comprehensive Income (Exelon and Generation)
The following tables present changes in accumulated other comprehensive income (loss) (AOCI) by component for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items	Foreign Currency Items	AOCI of Investments in Unconsolidated Affiliates	Total
Exelon(a)
Beginning balance	$(2)	$(2,960)	$(33)	$—	$(2,995)
OCI before reclassifications	—	(39)	4	(2)	(37)
Amounts reclassified from AOCI(b)	—	42	—	—	42
Net current-period OCI	—	3	4	(2)	5
Ending balance	$(2)	$(2,957)	$(29)	$(2)	$(2,990)
Generation(a)
Beginning balance	$(4)	$—	$(33)	$(1)	$(38)
OCI before reclassifications	—	—	4	(2)	2
Amounts reclassified from AOCI	—	—	—	—	—
Net current-period OCI	—	—	4	(2)	2
Ending balance	$(4)	$—	$(29)	$(3)	$(36)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2018	Gains (Losses) on Cash Flow Hedges	Unrealized gains (losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items		Foreign Currency Items	AOCI of Investments in Unconsolidated Affiliates	Total
Exelon(a)
Beginning balance	$(14)	$10	$(2,998)	(d)	$(23)	$(1)	$(3,026)
OCI before reclassifications	13	—	20		(6)	1	28
Amounts reclassified from AOCI(b)	(1)	—	88		—	—	87
Net current-period OCI	12	—	108		(6)	1	115
Impact of adoption of Recognition and Measurement of Financial Assets and Liabilities standard(c)	—	(10)	—		—	—	(10)
Ending balance	$(2)	$—	$(2,890)		$(29)	$—	$(2,921)
Generation(a)
Beginning balance	$(16)	$3	$—		$(23)	$(1)	$(37)
OCI before reclassifications	13	—	—		(6)	1	8
Amounts reclassified from AOCI	(1)	—	—		—	—	(1)
Net current-period OCI	12	—	—		(6)	1	7
Impact of adoption of Recognition and Measurement of Financial Assets and Liabilities standard(c)	—	(3)	—		—	—	(3)
Ending balance	$(4)	$—	$—		$(29)	$—	$(33)
_________

(a)	All amounts are net of tax and noncontrolling interests. Amounts in parenthesis represent a decrease in AOCI.

(b)	See next tables for details about these reclassifications.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

ComEd, PECO, BGE, PHI, Pepco, DPL and ACE did not have any reclassifications out of AOCI to Net income during the three and six months ended June 30, 2019 and 2018. The following tables present amounts reclassified out of AOCI to Net income for Exelon during the three and six months ended June 30, 2019 and 2018.
Three Months Ended June 30, 2019

Details about AOCI components	Items reclassified out of AOCI(a)	Affected line item in the Statement of Operations and Comprehensive Income
	Exelon
Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$22
Actuarial losses(b)	(49)
	(27)	Total before tax
	7	Tax benefit
	$(20)	Net of tax

Six Months Ended June 30, 2019

Details about AOCI components	Items reclassified out of AOCI(a)	Affected line item in the Statement of Operations and Comprehensive Income
	Exelon
Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$44
Actuarial losses(b)	(100)
	(56)	Total before tax
	14	Tax benefit
	$(42)	Net of tax

Three Months Ended June 30, 2018

Details about AOCI components	Items reclassified out of AOCI(a)	Affected line item in the Statement of Operations and Comprehensive Income
	Exelon
Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$23
Actuarial losses(b)	(83)
	(60)	Total before tax
	16	Tax benefit
	$(44)	Net of tax

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2018

Details about AOCI components	Items reclassified out of AOCI(a)	Affected line item in the Statement of Operations and Comprehensive Income
	Exelon
Amortization of pension and other postretirement benefit plan items
Prior service costs(b)	$46
Actuarial losses(b)	(166)
	(120)	Total before tax
	32	Tax benefit
	$(88)	Net of tax
_________

(a)	Amounts in parenthesis represent a decrease in net income.

(b)	This AOCI component is included in the computation of net periodic pension and OPEB cost. See Note 14 — Retirement Benefits for additional information.
The following table presents income tax benefit (expense) allocated to each component of other comprehensive income (loss) during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Exelon
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$6	$6	$12	$12
Actuarial loss reclassified to periodic benefit cost	(13)	(22)	(26)	(44)
Pension and non-pension postretirement benefit plans valuation adjustment	—	1	14	(6)
Change in unrealized loss on cash flow hedges	—	(1)	—	(4)
Change in unrealized gain (loss) on investments in unconsolidated affiliates	1	—	1	(1)
Total	$(6)	$(16)	$1	$(43)

Generation
Change in unrealized gain (loss) on cash flow hedges	$—	$(1)	$—	$(4)
Change in unrealized gain (loss) on investments in unconsolidated affiliates	1	—	1	(1)
Total	$1	$(1)	$1	$(5)

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
The following amounts represent total commitment costs for Exelon, PHI, Pepco, DPL and ACE that have been recorded since the acquisition date and the remaining obligations as of June 30, 2019:

Description	Expected Payment Period	Exelon	PHI	Pepco	DPL	ACE
Rate credits	2016 - 2021	$264	$264	$91	$72	$101
Energy efficiency	2016 - 2021	117	—	—	—	—
Charitable contributions	2016 - 2026	50	50	28	12	10
Delivery system modernization	Q2 2017	22	—	—	—	—
Green sustainability fund	Q2 2017	14	—	—	—	—
Workforce development	2016 - 2020	17	—	—	—	—
Other		29	6	1	5	—
Total commitments		$513	$320	$120	$89	$111
Remaining commitments		$116	$86	$69	$11	$6

In addition, Exelon is committed to develop or to assist in the commercial development of approximately 37 MWs of new solar generation in Maryland, District of Columbia, and Delaware at an estimated cost of approximately $127 million, which will generate future earnings at Exelon and Generation. Investment costs, which are expected to be primarily capital in nature, are recognized as incurred and recorded in Exelon's and Generation's financial statements. As of June 30, 2019, 27 MWs of new generation were developed and Exelon and Generation have incurred costs of $102 million. Exelon has also committed to purchase 100 MWs of wind energy in PJM. DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DPSC in March 2019. The third and final 40 MW wind REC tranche will be conducted in 2022.
Pursuant to the various jurisdictions' merger approval conditions, over specified periods Pepco, DPL and ACE are not permitted to reduce employment levels due to involuntary attrition associated with the merger integration process and have made other commitments regarding hiring and relocation of positions.
Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of June 30, 2019, representing commitments potentially triggered by future events were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Letters of credit	$1,315	$1,283	$7	$—	$9	$10	$10	$—	$—
Surety bonds(a)	1,492	1,271	52	9	17	39	31	4	3
Financing trust guarantees	378	—	200	178	—	—	—	—	—
Guaranteed lease residual values(b)	26	—	—	—	—	26	9	11	7
Total commercial commitments	$3,211	$2,554	$259	$187	$26	$75	$50	$15	$10
_________

(a)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

(b)
Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $68 million, $23 million of which is a guarantee by Pepco, $28 million by DPL and $17 million by ACE. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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
The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and also to limit the liability of nuclear reactor owners for such claims from any single incident. As of June 30, 2019, the current liability limit per incident is $13.9 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors. Changes to account for the effects of inflation occur at least once every five years with the last adjustment effective November 1, 2018. In accordance with the Price-Anderson Act, Generation maintains financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. Effective January 1, 2017, the required amount of nuclear energy liability insurance purchased is $450 million for each operating site. Claims exceeding that amount are covered through mandatory participation in a financial protection pool, as required by the Price Anderson-Act, which provides the additional $13.5 billion per incident in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident that exceeds the primary layer of financial protection. Exelon’s share of this secondary layer would be approximately $2.9 billion, however any amounts payable under this secondary layer would be capped at $434 million per year.
In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $13.9 billion limit for a single incident.
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
Premiums paid to NEIL by its members are also subject to a potential assessment for adverse loss experience in the form of a retrospective premium obligation. NEIL has never assessed this retrospective premium since its formation in 1973, and Generation cannot predict the level of future assessments if any. The current maximum aggregate annual retrospective premium obligation for Generation is approximately $334 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

As of June 30, 2019 and December 31, 2018, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

June 30, 2019	Total environmental investigation and remediation reserve	Portion of total related to MGP investigation and remediation
Exelon	$482	$345
Generation	107	—
ComEd	318	318
PECO	25	24
BGE	5	3
PHI	27	—
Pepco	24	—
DPL	1	—
ACE	1	—

December 31, 2018	Total environmental investigation and remediation reserve	Portion of total related to MGP investigation and remediation
Exelon	$496	$356
Generation	108	—
ComEd	329	327
PECO	27	25
BGE	5	4
PHI	27	—
Pepco	25	—
DPL	1	—
ACE	1	—

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
In September 2018 the EPA issued its Record of Decision (ROD) Amendment for the selection of the final remedy. The ROD modified the EPA’s previously proposed plan for partial excavation of the radiological materials by reducing the depths of the excavation. The ROD also allows for variation in depths of excavation depending on radiological concentrations. The EPA and the PRPs have entered into a Consent Agreement to perform the Remedial Design, which is expected to be completed in the 2020 - 2021 time frame. In March 2019 the PRPs received Special Notice Letters from the EPA to perform the Remedial Action work. The EPA has established a deadline of October 2019 for the PRPs to provide a good faith offer to conduct, or finance, the Remedial Action work. This schedule can be extended by the EPA pending completion of the Remedial Design. The estimated cost of the remedy, taking into account the current EPA technical requirements and the total costs expected to be incurred by the PRPs in fully executing the remedy, is approximately $280 million, including cost escalation on an undiscounted basis, which would be allocated among the final group of PRPs. Generation has determined that a loss associated with the EPA’s partial excavation and enhanced landfill cover remedy is probable and has recorded a liability included in the table above, that reflects management’s best estimate of Cotter’s allocable share of the ultimate cost. Given the joint and several nature of this liability, the magnitude of Generation’s ultimate liability will depend on the actual costs incurred

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

to implement the required remediation remedy as well as on the nature and terms of any cost-sharing arrangements with the final group of PRPs. Therefore, it is reasonably possible that the ultimate cost and Generation’s associated allocable share could differ significantly once these uncertainties are resolved, which could have a material impact on Exelon's and Generation's future financial statements.
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
At June 30, 2019 and December 31, 2018, Generation had recorded estimated liabilities of approximately $84 million and $79 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2019, approximately $24 million of this amount related to 244 open claims presented to Generation, while the remaining $60 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether adjustments to the estimated liabilities are necessary.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

17. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income.

	Taxes other than income
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2019
Utility taxes(a)	$209	$32	$55	$30	$21	$71	$67	$4	$—
Property	148	68	9	4	37	30	21	8	1
Payroll	61	30	7	4	4	7	2	1	1

Three Months Ended June 30, 2018
Utility taxes(a)	$218	$29	$60	$30	$21	$78	$73	$5	$—
Property	135	65	8	4	34	24	15	8	1
Payroll	65	34	7	4	4	6	2	1	1

Six Months Ended June 30, 2019
Utility taxes(a)	$432	$58	$118	$63	$48	$145	$136	$9	$—
Property	296	138	15	8	75	60	43	16	1
Payroll	127	64	14	7	8	14	3	2	2

Six Months Ended June 30, 2018
Utility taxes(a)	$452	$60	$121	$63	$47	$161	$151	$10	$—
Property	271	134	15	7	69	46	29	16	1
Payroll	133	68	14	8	8	14	3	2	2
_________

(a)
Generation’s utility tax represents gross receipts tax related to its retail operations, and the Utility Registrants' utility taxes represents municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Other, Net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2019
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$77	$77	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	230	230	—	—	—	—	—	—	—
Net unrealized (losses) gains on NDT funds
Regulatory agreement units	98	98	—	—	—	—	—	—	—
Non-regulatory agreement units	(98)	(98)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(141)	(141)	—	—	—	—	—	—	—
Decommissioning-related activities	166	166	—	—	—	—	—	—	—
AFUDC — Equity	21	—	4	3	5	9	6	1	2
Non-service net periodic benefit cost	5	—	—	—	—	—	—	—	—

Three Months Ended June 30, 2018
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$216	$216	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	143	143	—	—	—	—	—	—	—
Net unrealized losses on NDT funds
Regulatory agreement units	(194)	(194)	—	—	—	—	—	—	—
Non-regulatory agreement units	(120)	(120)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(23)	(23)	—	—	—	—	—	—	—
Decommissioning-related activities	22	22	—	—	—	—	—	—	—
AFUDC — Equity	13	—	2	—	4	7	6	1	—
Non-service net periodic benefit cost	(11)	—	—	—	—	—	—	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Other, Net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2019
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$131	$131	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	283	283	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory agreement units	476	476	—	—	—	—	—	—	—
Non-regulatory agreement units	182	182	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(487)	(487)	—	—	—	—	—	—	—
Decommissioning-related activities	585	585	—	—	—	—	—	—	—
AFUDC — Equity	43	—	9	6	10	18	12	2	4
Non-service net periodic benefit cost	10	—	—	—	—	—	—	—	—

Six Months Ended June 30, 2018
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$262	$262	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	199	199	—	—	—	—	—	—	—
Net unrealized losses on NDT funds
Regulatory agreement units	(268)	(268)	—	—	—	—	—	—	—
Non-regulatory agreement units	(215)	(215)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(1)	(1)	—	—	—	—	—	—	—
Decommissioning-related activities	(23)	(23)	—	—	—	—	—	—	—
AFUDC — Equity	31	—	8	2	8	13	12	1	—
Non-service net periodic benefit cost	(21)	—	—	—	—	—	—	—	—
_________

(a)	Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.

(b)
Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units, including the elimination of income taxes related to all NDT fund activity for those units. See Note 15 — Asset Retirement Obligations of the Exelon 2018 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization and accretion
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2019
Property, plant and equipment(a)	$1,859	$789	$439	$149	$173	$266	$117	$71	$57
Amortization of regulatory assets(a)	266	—	69	15	79	103	69	20	14
Amortization of intangible assets, net(a)	29	25	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	5	5	—	—	—	—	—	—	—
Nuclear fuel(c)	513	513	—	—	—	—	—	—	—
ARO accretion(d)	250	248	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$2,922	$1,580	$508	$164	$252	$369	$186	$91	$71

Six Months Ended June 30, 2018
Property, plant and equipment(a)	$1,873	$890	$406	$135	$164	$236	$107	$64	$47
Amortization of regulatory assets(a)	278	—	53	14	84	127	81	24	22
Amortization of intangible assets, net(a)	28	24	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	10	10	—	—	—	—	—	—	—
Nuclear fuel(c)	569	569	—	—	—	—	—	—	—
ARO accretion(d)	242	242	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$3,000	$1,735	$459	$149	$248	$363	$188	$88	$69
_________

(a)	Included in Depreciation and amortization in the Registrants' Consolidated Statements of Operations and Comprehensive Income.

(b)	Included in Operating revenues or Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

(c)	Included in Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

(d)	Included in Operating and maintenance expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Other non-cash operating activities
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2019
Pension and non-pension postretirement benefit costs	$212	$62	$47	$5	$29	$48	$12	$8	$8
Provision for uncollectible accounts	45	12	16	10	4	3	2	1	—
Other decommissioning-related activity(a)	(260)	(261)	—	—	—	—	—	—	—
Energy-related options(b)	43	43	—	—	—	—	—	—	—
Amortization of rate stabilization deferral	(10)	—	—	—	—	(10)	(8)	(2)	—
Discrete impacts from EIMA and FEJA(c)	24	—	24	—	—	—	—	—	—
Long-term incentive plan	35	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	115	78	1	—	15	17	4	5	2

Six Months Ended June 30, 2018
Pension and non-pension postretirement benefit costs	$290	$100	$88	$10	$29	$34	$8	$3	$6
Provision for uncollectible accounts	77	28	18	11	5	15	7	2	5
Other decommissioning-related activity(a)	(61)	(61)	—	—	—	—	—	—	—
Energy-related options(b)	(7)	(7)	—	—	—	—	—	—	—
Amortization of rate stabilization deferral	13	—	—	—	—	13	10	3	—
Discrete impacts from EIMA and FEJA(c)	14	—	14	—	—	—	—	—	—
Long-term incentive plan	51	—	—	—	—	—	—	—	—
_______

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

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2019
Cash and cash equivalents	$735	$575	$65	$20	$8	$54	$18	$3	$4
Restricted cash	252	122	77	6	1	37	34	1	2
Restricted cash included in other long-term assets	191	—	174	—	—	17	—	—	17
Total cash, cash equivalents and restricted cash	$1,178	$697	$316	$26	$9	$108	$52	$4	$23

December 31, 2018
Cash and cash equivalents	$1,349	$750	$135	$130	$7	$124	$16	$23	$7
Restricted cash	247	153	29	5	6	43	37	1	4
Restricted cash included in other long-term assets	185	—	166	—	—	19	—	—	19
Total cash, cash equivalents and restricted cash	$1,781	$903	$330	$135	$13	$186	$53	$24	$30

June 30, 2018
Cash and cash equivalents	$694	$420	$30	$18	$7	$195	$47	$141	$6
Restricted cash	206	130	5	5	1	38	33	—	5
Restricted cash included in other long-term assets	128	—	108	—	—	20	—	—	20
Total cash, cash equivalents and restricted cash	$1,028	$550	$143	$23	$8	$253	$80	$141	$31

December 31, 2017
Cash and cash equivalents	$898	$416	$76	$271	$17	$30	$5	$2	$2
Restricted cash	207	138	5	4	1	42	35	—	6
Restricted cash included in other long-term assets	85	—	63	—	—	23	—	—	23
Total cash, cash equivalents and restricted cash	$1,190	$554	$144	$275	$18	$95	$40	$2	$31
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the Exelon 2018 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Unbilled customer revenues
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2019	$1,352	$703	$218	$121	$115	$195	$107	$47	$41
December 31, 2018	1,656	965	223	114	168	186	97	59	30

	Accrued expenses
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2019
Compensation-related accruals(a)	$767	$292	$117	$52	$41	$72	$23	$15	$10
Taxes accrued	446	304	65	14	21	75	54	13	9
Interest accrued	340	76	109	33	40	50	24	8	13

December 31, 2018
Compensation-related accruals(a)	$1,191	$479	$187	$49	$68	$99	$29	$19	$12
Taxes accrued	412	226	71	28	46	74	58	4	5
Interest accrued	334	77	105	33	39	50	25	8	12
_________

(a)	Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.
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

•	Midwest represents operations in the western half of PJM and the United States footprint of MISO, excluding MISO’s Southern Region.

•	New York represents operations within ISO-NY.

•	ERCOT represents operations within Electric Reliability Council of Texas.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

•	Other Power Regions:

•	New England represents the operations within ISO-NE.

•	South represents operations in the FRCC, MISO’s Southern Region, and the remaining portions of the SERC not included within MISO or PJM.

•	West represents operations in the WECC, which includes California ISO.

•	Canada represents operations across the entire country of Canada and includes AESO, OIESO and the Canadian portion of MISO.
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2019 and 2018 is as follows:
Three Months Ended June 30, 2019 and 2018

	Generation(a)	ComEd	PECO	BGE	PHI	Other(b)	Intersegment Eliminations	Exelon
Operating revenues(c):
2019
Competitive businesses electric revenues	$3,718	$—	$—	$—	$—	$—	$(250)	$3,468
Competitive businesses natural gas revenues	333	—	—	—	—	—	—	333
Competitive businesses other revenues	159	—	—	—	—	—	(1)	158
Rate-regulated electric revenues	—	1,351	566	540	1,063	—	(8)	3,512
Rate-regulated natural gas revenues	—	—	89	109	24	—	(4)	218
Shared service and other revenues	—	—	—	—	4	484	(488)	—
Total operating revenues	$4,210	$1,351	$655	$649	$1,091	$484	$(751)	$7,689

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Generation(a)	ComEd	PECO	BGE	PHI	Other(b)	Intersegment Eliminations	Exelon
2018
Competitive businesses electric revenues	$3,939	$—	$—	$—	$—	$—	$(270)	$3,669
Competitive businesses natural gas revenues	489	—	—	—	—	—	—	489
Competitive businesses other revenues	151	—	—	—	—	—	(4)	147
Rate-regulated electric revenues	—	1,398	560	548	1,045	—	(9)	3,542
Rate-regulated natural gas revenues	—	—	93	114	28	—	(5)	230
Shared service and other revenues	—	—	—	—	3	487	(491)	(1)
Total operating revenues	$4,579	$1,398	$653	$662	$1,076	$487	$(779)	$8,076
Intersegment revenues(d):
2019	$252	$5	$2	$6	$3	$482	$(750)	$—
2018	273	5	2	6	3	487	(776)	—
Depreciation and amortization:
2019	$409	$257	$83	$117	$188	$25	$—	$1,079
2018	466	231	74	114	180	23	—	1,088
Operating expenses:
2019	$4,096	$1,040	$510	$569	$926	$484	$(744)	$6,881
2018	4,298	1,111	526	578	923	492	(790)	7,138
Interest expense, net:
2019	$116	$89	$33	$29	$67	$75	$—	$409
2018	102	85	32	25	65	64	—	373
Income (loss) before income taxes:
2019	$202	$232	$115	$56	$112	$(73)	$—	$644
2018	209	207	95	64	99	(61)	—	613
Income Taxes:
2019	$78	$46	$13	$11	$6	$(10)	$—	$144
2018	23	43	(1)	13	15	(27)	—	66
Net income (loss):
2019	$118	$186	$102	$45	$106	$(63)	$—	$494
2018	181	164	96	51	84	(34)	—	542
Capital Expenditures
2019	$383	$459	$225	$284	$340	$11	$—	$1,702
2018	670	495	194	210	371	(13)	—	1,927

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

__________

(a)
Intersegment revenues for Generation in 2019 include revenue from sales to PECO of $35 million, sales to BGE of $57 million, sales to Pepco of $52 million, sales to DPL of $12 million and sales to ACE of $5 million in the Mid-Atlantic region, and sales to ComEd of $89 million in the Midwest region, which eliminate upon consolidation. Intersegment revenues for Generation in 2018 include revenue from sales to PECO of $25 million, sales to BGE of $63 million, sales to Pepco of $46 million, sales to DPL of $30 million and sales to ACE of $6 million in the Mid-Atlantic region, and sales to ComEd of $103 million in the Midwest region, which eliminate upon consolidation.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

PHI:

	Pepco	DPL	ACE	Other(b)	Intersegment Eliminations	PHI
Operating revenues(a):
2019
Rate-regulated electric revenues	$531	$261	$274	$—	$(3)	$1,063
Rate-regulated natural gas revenues	—	24	—	—	—	24
Shared service and other revenues	—	2	—	97	(95)	4
Total operating revenues	$531	$287	$274	$97	$(98)	$1,091
2018
Rate-regulated electric revenues	$523	$261	$265	$—	$(4)	$1,045
Rate-regulated natural gas revenues	—	28	—	—	—	28
Shared service and other revenues	—	—	—	108	(105)	3
Total operating revenues	$523	$289	$265	$108	$(109)	$1,076
Intersegment revenues:
2019	$1	$2	$1	$98	$(99)	$3
2018	2	2	1	107	(109)	3
Depreciation and amortization:
2019	$93	$45	$40	$10	$—	$188
2018	92	43	36	9	—	180
Operating expenses:
2019	$438	$243	$246	$100	$(101)	$926
2018	438	247	240	110	(112)	923
Interest expense, net:
2019	$34	$15	$15	$3	$—	$67
2018	32	14	16	3	—	65
Income (loss) before income taxes:
2019	$66	$34	$14	$106	$(108)	$112
2018	61	31	10	85	(88)	99
Income Taxes:
2019	$2	$4	$—	$—	$—	$6
2018	7	5	2	1	—	15
Net income (loss):
2019	$64	$30	$14	$(5)	$3	$106
2018	54	26	8	(7)	3	84
Capital Expenditures
2019	$154	$82	$99	$5	$—	$340
2018	160	101	107	3	—	371

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
Competitive Business Revenues (Generation):

	Three Months Ended June 30, 2019
	Revenues from external parties(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,162	$21	$1,183	$6	$1,189
Midwest	974	68	1,042	(8)	1,034
New York	373	17	390	—	390
ERCOT	178	47	225	4	229
Other Power Regions	814	64	878	(17)	861
Total Competitive Businesses Electric Revenues	3,501	217	3,718	(15)	3,703
Competitive Businesses Natural Gas Revenues	177	156	333	15	348
Competitive Businesses Other Revenues(c)	108	51	159	—	159
Total Generation Consolidated Operating Revenues	$3,786	$424	$4,210	$—	$4,210

	Three Months Ended June 30, 2018
	Revenues from external customers(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,220	$58	$1,278	$4	$1,282
Midwest	1,062	73	1,135	(5)	1,130
New York	392	(2)	390	2	392
ERCOT	165	111	276	1	277
Other Power Regions	761	99	860	(39)	821
Total Competitive Businesses Electric Revenues	3,600	339	3,939	(37)	3,902
Competitive Businesses Natural Gas Revenues	295	194	489	37	526
Competitive Businesses Other Revenues(c)	125	26	151	—	151
Total Generation Consolidated Operating Revenues	$4,020	$559	$4,579	$—	$4,579
__________

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.

(b)	Includes revenues from derivatives and leases.

(c)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $38 million and losses of $5 million in 2019 and 2018, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Revenues net of purchased power and fuel expense (Generation):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$644	$8	$652	$722	$13	$735
Midwest	738	(8)	730	770	2	772
New York	250	3	253	259	7	266
ERCOT	80	(1)	79	129	(47)	82
Other Power Regions	154	(20)	134	229	(43)	186
Total Revenues net of purchased power and fuel for Reportable Segments	1,866	(18)	1,848	2,109	(68)	2,041
Other(b)	52	18	70	190	68	258
Total Generation Revenues net of purchased power and fuel expense	$1,918	$—	$1,918	$2,299	$—	$2,299
__________

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.

(b)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market losses of $74 million and gains of $90 million in 2019 and 2018, respectively, accelerated nuclear fuel amortization associated with announced early plant retirements as discussed in Note 8 — Early Plant Retirements of $5 million decrease and $20 million decrease to RNF in 2019 and 2018, respectively, and the elimination of intersegment RNF.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Electric and Gas Revenue by Customer Class (Utility Registrants):

	Three Months Ended June 30, 2019
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$647	$343	$282	$494	$224	$135	$135
Small commercial & industrial	349	99	59	120	35	44	41
Large commercial & industrial	127	52	109	278	207	25	46
Public authorities & electric railroads	10	7	6	16	8	4	4
Other(a)	227	62	82	159	56	54	50
Total rate-regulated electric revenues(b)	$1,360	$563	$538	$1,067	$530	$262	$276
Rate-regulated natural gas revenues
Residential	$—	$49	$60	$11	$—	$11	$—
Small commercial & industrial	—	33	11	7	—	7	—
Large commercial & industrial	—	—	23	2	—	2	—
Transportation	—	6	—	3	—	3	—
Other(c)	—	1	7	1	—	1	—
Total rate-regulated natural gas revenues(d)	$—	$89	$101	$24	$—	$24	$—
Total rate-regulated revenues from contracts with customers	$1,360	$652	$639	$1,091	$530	$286	$276

Other revenues
Revenues from alternative revenue programs	$(14)	$(3)	$6	$(3)	$(1)	$—	$(2)
Other rate-regulated electric revenues(e)	5	6	3	3	2	1	—
Other rate-regulated natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$(9)	$3	$10	$—	$1	$1	$(2)
Total rate-regulated revenues for reportable segments	$1,351	$655	$649	$1,091	$531	$287	$274

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Three Months Ended June 30, 2018
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$699	$338	$295	$505	$228	$142	$135
Small commercial & industrial	357	97	60	115	33	44	38
Large commercial & industrial	127	52	101	282	212	25	45
Public authorities & electric railroads	12	6	7	16	9	3	4
Other(a)	213	60	78	133	49	41	44
Total rate-regulated electric revenues(b)	$1,408	$553	$541	$1,051	$531	$255	$266
Rate-regulated natural gas revenues
Residential	$—	$62	$74	$13	$—	$13	$—
Small commercial & industrial	—	25	13	8	—	8	—
Large commercial & industrial	—	—	23	1	—	1	—
Transportation	—	5	—	4	—	4	—
Other(c)	—	1	12	2	—	2	—
Total rate-regulated natural gas revenues(d)	$—	$93	$122	$28	$—	$28	$—
Total rate-regulated revenues from contracts with customers	$1,408	$646	$663	$1,079	$531	$283	$266

Other revenues
Revenues from alternative revenue programs	$(17)	$2	$(4)	$(7)	$(10)	$4	$(1)
Other rate-regulated electric revenues(e)	7	5	3	4	2	2	—
Other rate-regulated natural gas revenues(e)	—	—	—	—	—	—	—
Total other revenues	$(10)	$7	$(1)	$(3)	$(8)	$6	$(1)
Total rate-regulated revenues for reportable segments	$1,398	$653	$662	$1,076	$523	$289	$265
__________

(a)	Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.

(b)
Includes operating revenues from affiliates of $5 million, $1 million, $1 million, $3 million, $1 million, $2 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2019 and $5 million, $2 million, $2 million, $3 million $2 million, $2 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2018.

(c)	Includes revenues from off-system natural gas sales.

(d)	Includes operating revenues from affiliates of less than $1 million and $4 million at PECO and BGE, respectively, in 2019 and 2018.

(e)	Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Six Months Ended June 30, 2019 and 2018

	Generation(a)	ComEd	PECO	BGE	PHI	Other(b)	Intersegment Eliminations	Exelon
Operating revenues(c):
2019
Competitive businesses electric revenues	$8,052	$—	$—	$—	$—	$—	$(565)	$7,487
Competitive businesses natural gas revenues	1,214	—	—	—	—	—	(1)	1,213
Competitive businesses other revenues	240	—	—	—	—	—	(2)	238
Rate-regulated electric revenues	—	2,759	1,185	1,198	2,218	—	(17)	7,343
Rate-regulated natural gas revenues	—	—	369	427	95	—	(8)	883
Shared service and other revenues	—	—	—	—	6	940	(944)	2
Total operating revenues	$9,506	$2,759	$1,554	$1,625	$2,319	$940	$(1,537)	$17,166
2018
Competitive businesses electric revenues	$8,448	$—	$—	$—	$—	$—	$(663)	$7,785
Competitive businesses natural gas revenues	1,444	—	—	—	—	—	(8)	1,436
Competitive businesses other revenues	198	—	—	—	—	—	(2)	196
Rate-regulated electric revenues	—	2,910	1,193	1,206	2,214	—	(27)	7,496
Rate-regulated natural gas revenues	—	—	325	433	106	—	(9)	855
Shared service and other revenues	—	—	—	—	7	940	(946)	1
Total operating revenues	$10,090	$2,910	$1,518	$1,639	$2,327	$940	$(1,655)	$17,769
Shared service and other revenues
Intersegment revenues(d):
2019	$568	$9	$3	$12	$7	$935	$(1,534)	$—
2018	672	19	3	12	7	937	(1,650)	—
Depreciation and amortization:
2019	$814	$508	$164	$252	$369	$47	$—	$2,154
2018	914	459	149	248	363	46	—	2,179
Operating expenses:
2019	$9,059	$2,174	$1,187	$1,325	$1,981	$942	$(1,526)	$15,142
2018	9,515	2,335	1,249	1,378	2,048	936	(1,675)	15,786
Interest expense, net:
2019	$227	$178	$67	$58	$131	$152	$—	$813
2018	202	175	64	51	128	125	—	745

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Generation(a)	ComEd	PECO	BGE	PHI	Other(b)	Intersegment Eliminations	Exelon
Income (loss) before income taxes:
2019	$854	$429	$307	$253	$234	$(151)	$—	$1,926
2018	412	417	207	220	173	(114)	—	1,315
Income Taxes:
2019	$301	$85	$37	$47	$11	$(27)	$—	$454
2018	32	88	(3)	41	24	(57)	—	125
Net income (loss):
2019	$540	$344	$270	$206	$223	$(123)	$—	$1,460
2018	368	329	210	179	149	(56)	—	1,179
Capital Expenditures
2019	$890	$961	$447	$542	$698	$34	$—	$3,572
2018	1,298	1,026	411	434	629	9	—	3,807
Total assets:
June 30, 2019	$48,402	$31,889	$11,002	$10,006	$22,454	$8,142	$(10,299)	$121,596
December 31, 2018	47,556	31,213	10,642	9,716	21,984	8,355	(9,800)	119,666
__________

(a)
Intersegment revenues for Generation in 2019 include revenue from sales to PECO of $80 million, sales to BGE of $133 million, sales to Pepco of $122 million, sales to DPL of $35 million and sales to ACE of $13 million in the Mid-Atlantic region, and sales to ComEd of $183 million in the Midwest region, which eliminate upon consolidation. Intersegment revenues for Generation in 2018 include revenue from sales to PECO of $61 million, sales to BGE of $128 million, sales to Pepco of $98 million, sales to DPL of $76 million and sales to ACE of $12 million in the Mid-Atlantic region, and sales to ComEd of $297 million in the Midwest region, which eliminate upon consolidation.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

PHI:

	Pepco	DPL	ACE	Other(b)	Intersegment Eliminations	PHI
Operating revenues(a):
2019
Rate-regulated electric revenues	$1,106	$572	$547	$—	$(7)	$2,218
Rate-regulated natural gas revenues	—	95	—	—	—	95
Shared service and other revenues	—	—	—	205	(199)	6
Total operating revenues	$1,106	$667	$547	$205	$(206)	$2,319
2018
Rate-regulated electric revenues	$1,080	$567	$575	$—	$(8)	$2,214
Rate-regulated natural gas revenues	—	106	—	—	—	106
Shared service and other revenues	—	—	—	221	(214)	7
Total operating revenues	$1,080	$673	$575	$221	$(222)	$2,327
Intersegment revenues:
2019	$3	$3	$1	$205	$(205)	$7
2018	3	4	2	220	(222)	7
Depreciation and amortization:
2019	$186	$91	$71	$20	$1	$369
2018	188	88	69	19	(1)	363
Operating expenses:
2019	$929	$550	$498	$208	$(204)	$1,981
2018	939	582	526	224	(223)	2,048
Interest expense, net:
2019	$68	$30	$28	$5	$—	$131
2018	63	27	32	5	1	128
Income (loss) before income taxes:
2019	$123	$94	$25	$219	$(227)	$234
2018	94	69	18	149	(157)	173
Income Taxes:
2019	$4	$11	$1	$(4)	$(1)	$11
2018	9	12	3	—	—	24
Net income (loss):
2019	$119	$83	$24	$(10)	$7	$223
2018	85	57	15	(15)	7	149
Capital Expenditures
2019	$298	$160	$227	$13	$—	$698
2018	287	166	170	6	—	629
Total assets:
June 30, 2019	$8,556	$4,683	$3,886	$11,168	$(5,839)	$22,454
December 31, 2018	8,299	4,588	3,699	10,819	(5,421)	21,984

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
Competitive Business Revenues (Generation):

	Six Months Ended June 30, 2019
	Revenues from external parties(a)			Intersegment Revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$2,448	$(2)	$2,446	$(1)	$2,445
Midwest	2,030	126	2,156	(14)	2,142
New York	781	1	782	—	782
ERCOT	307	126	433	8	441
Other Power Regions	1,976	259	2,235	(21)	2,214
Total Competitive Businesses Electric Revenues	7,542	510	8,052	(28)	8,024
Competitive Businesses Natural Gas Revenues	763	451	1,214	28	1,242
Competitive Businesses Other Revenues(c)	230	10	240	—	240
Total Generation Consolidated Operating Revenues	$8,535	$971	$9,506	$—	$9,506

	Six Months Ended June 30, 2018
	Revenues from external customers(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$2,574	$138	$2,712	$10	$2,722
Midwest	2,336	143	2,479	(4)	2,475
New York	831	(31)	800	1	801
ERCOT	315	169	484	2	486
Other Power Regions	1,696	277	1,973	(71)	1,902
Total Competitive Businesses Electric Revenues	7,752	696	8,448	(62)	8,386
Competitive Businesses Natural Gas Revenues	816	628	1,444	62	1,506
Competitive Businesses Other Revenues(c)	258	(60)	198	—	198
Total Generation Consolidated Operating Revenues	$8,826	$1,264	$10,090	$—	$10,090
__________

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.

(b)	Includes revenues from derivatives and leases.

(c)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market losses of $14 million and $102 million in 2019 and 2018, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Revenues net of purchased power and fuel expense (Generation):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$1,324	$10	$1,334	$1,558	$28	$1,586
Midwest	1,506	(6)	1,500	1,617	14	1,631
New York	512	7	519	541	8	549
ERCOT	178	(24)	154	235	(117)	118
Other Power Regions	328	(36)	292	511	(87)	424
Total Revenues net of purchased power and fuel expense for Reportable Segments	3,848	(49)	3,799	4,462	(154)	4,308
Other(b)	161	49	210	55	154	209
Total Generation Revenues net of purchased power and fuel expense	$4,009	$—	$4,009	$4,517	$—	$4,517
__________

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.

(b)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market losses of $102 million and $175 million in 2019 and 2018, respectively, accelerated nuclear fuel amortization associated with announced early plant retirements as discussed in Note 8 — Early Plant Retirements of $9 million and $34 million decrease to RNF in 2019 and 2018, respectively, and the elimination of intersegment RNF.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Electric and Gas Revenue by Customer Class (Utility Registrants):

	Six Months Ended June 30, 2019
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$1,356	$752	$667	$1,073	$480	$320	$273
Small commercial & industrial	709	195	129	241	73	93	75
Large commercial & industrial	259	100	219	545	411	49	85
Public authorities & electric railroads	23	14	13	31	17	7	7
Other(a)	442	123	160	317	108	101	108
Total rate-regulated electric revenues(b)	2,789	1,184	1,188	2,207	1,089	570	548
Rate-regulated natural gas revenues
Residential	—	247	279	55	—	55	—
Small commercial & industrial	—	105	46	26	—	26	—
Large commercial & industrial	—	1	73	3	—	3	—
Transportation	—	13	—	7	—	7	—
Other(c)	—	3	13	4	—	4	—
Total rate-regulated natural gas revenues(d)	—	369	411	95	—	95	—
Total rate-regulated revenues from contracts with customers	2,789	1,553	1,599	2,302	1,089	665	548

Other revenues
Revenues from alternative revenue programs	(42)	(6)	17	12	13	1	(1)
Other rate-regulated electric revenues(e)	12	7	6	5	4	1	—
Other rate-regulated natural gas revenues(e)	—	—	3	—	—	—	—
Total other revenues	(30)	1	26	17	17	2	(1)
Total rate-regulated revenues for reportable segments	$2,759	$1,554	$1,625	$2,319	$1,106	$667	$547

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	Six Months Ended June 30, 2018
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$1,416	$741	$688	$1,114	$486	$333	$295
Small commercial & industrial	741	198	128	230	65	90	75
Large commercial & industrial	280	110	207	541	402	48	91
Public authorities & electric railroads	25	14	14	30	16	7	7
Other(a)	444	122	156	289	98	82	110
Total rate-regulated electric revenues(b)	2,906	1,185	1,193	2,204	1,067	560	578
Rate-regulated natural gas revenues
Residential	—	223	298	60	—	60	—
Small commercial & industrial	—	87	47	26	—	26	—
Large commercial & industrial	—	1	70	5	—	5	—
Transportation	—	11	—	9	—	9	—
Other(c)	—	3	40	6	—	6	—
Total rate-regulated natural gas revenues(d)	—	325	455	106	—	106	—
Total rate-regulated revenues from contracts with customers	2,906	1,510	1,648	2,310	1,067	666	578

Other revenues
Revenues from alternative revenue programs	(12)	1	(17)	12	10	5	(3)
Other rate-regulated electric revenues(e)	16	7	6	5	3	2	—
Other rate-regulated natural gas revenues(e)	—	—	2	—	—	—	—
Total other revenues	4	8	(9)	17	13	7	(3)
Total rate-regulated revenues for reportable segments	$2,910	$1,518	$1,639	$2,327	$1,080	$673	$575

__________

(a)	Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.

(b)
Includes operating revenues from affiliates of $9 million, $2 million, $1 million, $7 million, $3 million, $3 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2019 and $19 million, $3 million, $3 million, $7 million $3 million, $4 million and $2 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2018.

(c)	Includes revenues from off-system natural gas sales.

(d)	Includes operating revenues from affiliates of $1 million and $9 million at PECO and BGE, respectively, in 2019 and less than $1 million and $9 million at PECO and BGE, respectively, in 2018,

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
Exelon has eleven reportable segments consisting of Generation’s five reportable segments (Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions), ComEd, PECO, BGE, Pepco, DPL and ACE. During the first quarter of 2019, due to a change in economics in our New England region, Generation changed the way that information is reviewed by the CODM. The New England region will no longer be regularly reviewed as a separate region by the CODM nor will it be presented separately in any external information presented to third parties. Information for the New England region will be reviewed by the CODM as part of Other Power Regions. As a result, beginning in the first quarter of 2019, Generation disclosed five reportable segments consisting of Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions. See Note 1 — Significant Accounting Policies and Note 18 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon's principal subsidiaries and reportable segments.
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

Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net Income attributable to common shareholders by Registrant for the three and six months ended June 30, 2019 compared to the same period in 2018. For additional information regarding the financial results for the three and six months ended June 30, 2019 and 2018 see the discussions of Results of Operations by Registrant.

	Three Months Ended June 30,		Favorable (unfavorable) variance	Six Months Ended June 30,		Favorable (unfavorable) variance
	2019	2018		2019	2018
Exelon	484	539	$(55)	$1,391	$1,125	$266
Generation	108	178	(70)	472	314	158
ComEd	186	164	22	344	329	15
PECO	102	96	6	270	210	60
BGE	45	51	(6)	206	179	27
PHI	106	84	22	223	149	74
Pepco	64	54	10	119	85	34
DPL	30	26	4	83	57	26
ACE	14	8	6	24	15	9
Other(a)	(63)	(34)	(29)	(124)	(56)	(68)
__________

(a)	Primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investing activities.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Net income attributable to common shareholders decreased by $55 million and diluted earnings per average common share decreased to $0.50 in 2019 from $0.56 in 2018 primarily due to:

•	Lower realized energy prices; and

•	Increased mark-to-market losses.
The decreases were partially offset by:

•	Higher net unrealized and realized gains on NDT Funds;

•	Decreased accelerated depreciation and amortization due to the early retirement of the Oyster Creek nuclear facility in September 2018;

•	Increased New York ZEC prices and the approval of the New Jersey ZEC Program in the second quarter of 2019; and

•	Regulatory rate increases at PECO, BGE, Pepco, DPL and ACE.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income attributable to common shareholders increased by $266 million and diluted earnings per average common share increased to $1.43 in 2019 from $1.16 in 2018 primarily due to:

•	Higher net unrealized and realized gains on NDT Funds;

•	Decreased accelerated depreciation and amortization due to the early retirement of the Oyster Creek nuclear facility in September 2018;

•	A benefit associated with the remeasurement of the TMI ARO in 2019;

•	Decreased mark-to-market losses;

•	Regulatory rate increases at PECO, BGE, Pepco, DPL, and ACE; and

•	Decreased storms costs at PECO and BGE.
The increases were partially offset by:

•	Lower realized energy prices; and

•
The absence of the revenues recognized in the first quarter of 2018 related to ZECs generated in Illinois from June through December 2017, partially offset by increased New York ZEC prices and the approval of the New Jersey ZEC Program in the second quarter of 2019.

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
The following tables provide a reconciliation between net income attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2019 compared to the same period in 2018.

	Three Months Ended June 30,
	2019		2018
(All amounts in millions after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$484	$0.50	$539	$0.56
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $22 and $23, respectively)	68	0.07	(67)	(0.07)
Unrealized Losses Related to NDT Fund Investments (net of taxes of $28 and $77, respectively)(a)	52	0.05	81	0.08
PHI Merger and Integration Costs (net of taxes of $0)	—	—	1	—
Long-Lived Asset Impairments (net of taxes of $1 and $11, respectively)(b)	1	—	30	0.03
Plant Retirements and Divestitures (net of taxes of $37 and $47, respectively)(c)	(24)	(0.02)	127	0.14
Cost Management Program (net of taxes of $1 and $4, respectively)(d)	6	0.01	12	0.01
Change in Environmental Liabilities (net of taxes of $2)	—	—	5	0.01
Reassessment of Deferred Income Taxes (entire amount represents tax expense)(e)	—	—	(8)	(0.01)
Litigation Settlement Gain (net of taxes of $7)	(19)	(0.02)	—	—
Noncontrolling Interests (net of taxes of $3 and $7, respectively)(f)	15	0.02	(34)	(0.04)
Adjusted (non-GAAP) Operating Earnings	$583	$0.60	$686	$0.71

	Six Months Ended June 30,
	2019		2018
(All amounts in millions after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$1,391	$1.43	$1,125	$1.16
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $34 and $46, respectively)	98	0.10	129	0.13
Unrealized (Gains) Losses Related to NDT Fund Investments (net of taxes of $133 and $122, respectively)(a)	(142)	(0.15)	147	0.15
PHI Merger and Integration Costs (net of taxes of $2)	—	—	4
Long-Lived Asset Impairments (net of taxes of $2 and $11, respectively)(b)	6	0.01	30	0.03
Plant Retirements and Divestitures (net of taxes of $32 and $78, respectively)(c)	(4)	—	220	0.23
Cost Management Program (net of taxes of $7 and $6, respectively)(d)	16	0.02	16	0.02
Change in Environmental Liabilities (net of taxes of $2)	—	—	5	0.01
Reassessment of Deferred Income Taxes (entire amount represents tax expense)(e)	—	—	(8)	(0.01)
Litigation Settlement Gain (net of taxes of $7)	(19)	(0.02)	—	—
Noncontrolling Interests (net of taxes of $15 and $13, respectively)(f)	82	0.08	(57)	(0.06)
Adjusted (non-GAAP) Operating Earnings	$1,429	$1.47	$1,611	$1.66
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all items except the unrealized gains and losses related to NDT fund investments, the marginal statutory income tax rates for 2019 and 2018 ranged from 26.0 percent to 29.0 percent. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized gains and losses related to NDT fund investments were 35.1 percent and 48.9 percent for the three months ended June 30, 2019 and 2018, respectively. The effective tax rates for the unrealized gains and losses related to NDT fund investments were 48.4 percent and 45.3 percent for the six months ended June 30, 2019 and 2018, respectively.

(a)
Reflects the impact of net unrealized gains and losses on Generation’s NDT fund investments for Non-Regulatory and Regulatory Agreement Units. The impacts of the Regulatory Agreement Units, including the associated income taxes, are contractually eliminated, resulting in no earnings impact.

(b)	In 2018, primarily reflects the impairment of certain wind projects at Generation.

(c)
In 2018, primarily reflects accelerated depreciation and amortization expenses and one-time charges associated with Generation's decision to early retire the Oyster Creek nuclear facility, as well as accelerated depreciation and amortization expenses associated with the 2017 decision to early retire the Three Mile Island nuclear facility, partially offset by a gain associated with Generation's sale of its electrical contracting business. In 2019, primarily reflects net realized gains related to Oyster Creek's NDT fund investments in conjunction with the Holtec sale on July 1, 2019, a benefit associated with a remeasurement in the first quarter 2019 of the TMI asset retirement obligation and a gain on the sale of certain wind assets in the second quarter of 2019, partially offset by accelerated depreciation and amortization expenses associated with Generation's previous decision to early retire the TMI nuclear facility.

(d)	Primarily represents reorganization costs related to cost management programs.

(e)	Reflects an adjustment to the remeasurement of deferred income taxes as a result of the TCJA.

(f)
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
The following tables show the Utility Registrants’ completed and pending distribution base rate case proceedings in 2019. See Note 6 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on these and other regulatory proceedings.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois (Electric)	April 16, 2018	$(23)	$(24)	8.69%	December 4, 2018	January 1, 2019
PECO - Pennsylvania (Electric)	March 29, 2018	$82	$25	N/A	December 20, 2018	January 1, 2019
BGE - Maryland (Natural Gas)	June 8, 2018 (amended October 12, 2018)	$61	$43	9.8%	January 4, 2019	January 4, 2019
ACE - New Jersey (Electric)	August 21, 2018 (amended November 19, 2018)	$122	$70	9.6%	March 13, 2019	April 1, 2019
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement Increase (Decrease)	Requested ROE	Expected Approval Timing
Pepco - Maryland (Electric)	January 15, 2019 (amended May 16, 2019)	$27	10.3%	Third quarter of 2019
ComEd - Illinois (Electric)	April 8, 2019	$(6)	8.91%	December 2019
BGE - Maryland (Electric)	May 24, 2019	$74	10.3%	December 2019
BGE - Maryland (Natural Gas)	May 24, 2019	$59	10.3%	December 2019
Pepco - District of Columbia (Electric)	May 30, 2019	$162	10.3%	Second quarter of 2020

Transmission Formula Rate
The following total (decreases)/increases were included in ComEd's, BGE's, Pepco's, DPL's and ACE's 2019 annual electric transmission formula rate updates.

Registrant	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Increase (Decrease)	Total Revenue Requirement Increase (Decrease)	Allowed Return on Rate Base	Allowed ROE
ComEd	$21	$(16)	$5	8.21%	11.50%
BGE	(10)	(23)	(19)	7.35%	10.50%
Pepco	15	11	26	7.75%	10.50%
DPL	17	(1)	16	7.14%	10.50%
ACE	11	(2)	9	7.79%	10.50%
PECO Transmission Formula Rate
On May 1, 2017, PECO filed a request with FERC seeking approval to update its transmission rates and change the manner in which PECO’s transmission rate is determined from a fixed rate to a formula rate. The formula rate will be updated annually to ensure that under this rate customers pay the actual costs of providing transmission services. PECO’s initial formula rate filing included a requested increase of  $22 million to PECO’s annual transmission revenue requirement, which reflected a ROE of  11%, inclusive of a 50 basis point adder for being a member of a RTO. On June 27, 2017, FERC issued an Order accepting the filing and suspending the proposed rates until December 1, 2017, subject to refund, and set the matter for hearing and settlement judge procedures.
Pursuant to the transmission formula rate request discussed above, PECO made its annual formula rate updates in May 2018 and 2019, which included a decrease of $6 million and an increase of $8 million, respectively, to the annual transmission revenue requirement. The updated transmission formula rates were effective on June 1, 2018 and 2019, respectively, subject to refund.
On July 22, 2019, PECO and other parties filed with FERC a settlement agreement, which includes a ROE of 10.35%, inclusive of a 50 basis point adder for being a member of a RTO. The settlement is not expected to have a material impact on PECO’s 2017, 2018, or 2019 annual transmission revenue requirements. A final order from FERC is not expected prior to the fourth quarter of 2019. PECO cannot predict the outcome of this proceeding, or the transmission formula FERC may approve.
Early Plant Retirements and Divestitures
Oyster Creek. Generation permanently ceased generation operations at Oyster Creek in September 2018. On July 31, 2018, Generation entered into an agreement with Holtec International and its wholly owned subsidiary, Oyster Creek Environmental Protection, LLC, for the sale and decommissioning of Oyster Creek. The sale was completed on July 1, 2019. Exelon and Generation expect the loss on the sale, which will be recognized in the third quarter, to be immaterial. See Note 3 — Mergers, Acquisitions and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
Three Mile Island. On May 30, 2017, Generation announced it will permanently cease generation operations at TMI on or about September 30, 2019. As a result of the previous decision to early retire TMI, Exelon and Generation recorded a $75 million and $71 million incremental pre-tax net charge for the three and six months ended June 30, 2019 primarily due to accelerated depreciation of the plant assets, partially offset by a benefit associated with the remeasurement of the TMI ARO in the first quarter of 2019. For the full year ended December 31, 2019, Exelon and Generation estimate approximately $155 million of incremental pre-tax net non-cash charges associated with the early retirement of TMI, primarily due to accelerated depreciation of the plant assets.
Salem. In 2017, PSEG announced that its New Jersey nuclear plants, including Salem, of which Generation owns a 42.59% ownership interest, were showing increased signs of economic distress, which could lead to an early retirement. PSEG is the operator of Salem and also has the decision making authority to retire Salem. In 2018, New Jersey enacted legislation that established a ZEC program that provides compensation for nuclear plants that demonstrate to the NJBPU that they meet certain requirements, including that they make a significant contribution to air quality in the state and that their revenues are insufficient to cover their costs and risks. On April 18, 2019, the NJBPU approved the award of ZECs to Salem 1 and Salem 2. Assuming the continued effectiveness of the New Jersey ZEC program, Generation no longer considers Salem to be at heightened risk for early retirement.
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
Pacific Gas & Electric Bankruptcy
Generation’s Antelope Valley, a 242 MW solar facility in Lancaster, CA, sells all of its output to PG&E through a PPA. On January 29, 2019, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2019, Generation had approximately $740 million and $500 million of net long-lived assets and nonrecourse debt outstanding, respectively, related to Antelope Valley. PG&E’s bankruptcy created an event of default for Antelope Valley’s nonrecourse debt that provides the lender with a right to accelerate amounts outstanding under the loan such that they would become immediately due and payable. As a result of the ongoing event of default and the absence of a waiver from the lender foregoing their acceleration rights, the debt was reclassified as current in Exelon’s and Generation’s Consolidated Balance Sheets in the first quarter of 2019 and continues to be classified as current as of June 30, 2019.
In the first quarter of 2019, Generation assessed and determined that Antelope Valley’s long-lived assets were not impaired. Significant changes in assumptions such as the likelihood of the PPA being rejected as part of the bankruptcy proceedings could potentially result in future impairments of Antelope Valley's net long-lived assets, which could be material. Generation is monitoring the bankruptcy proceedings for any changes in circumstances that would indicate the carrying amount of the net long-lived assets of Antelope Valley may not be recoverable.
See Note 7 — Impairment of Long-Lived Assets and Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the PG&E bankruptcy.
Other Key Business Drivers and Management Strategies
The following discussion of other key business driver and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Key Business Drivers and Management Strategies in the Registrants' combined 2018 Form 10-K and Note 16 - Commitments and Contingencies to the Consolidated Financial Statements in this report for additional information on various environmental matters.
Power Markets
Complaints and PJM Filing at FERC Seeking to Mitigate ZEC Programs
PJM and NYISO capacity markets include a MOPR that is intended to preclude buyers from exercising buyer market power. If a resource is subjected to a MOPR, its offer is adjusted to effectively remove the revenues it receives through a government-provided financial support program - resulting in a higher offer that may not clear the capacity market. Currently, the MOPRs in PJM and NYISO apply only to certain new gas-fired resources.
On January 9, 2017, EPSA filed two requests with FERC: one seeking to amend a prior complaint against PJM and another seeking expedited action on a pending NYISO compliance filing in an existing proceeding. A similar complaint also against PJM was filed at FERC on May 31, 2018. These complaints generally allege that the relevant MOPR should be expanded to also apply to existing resources including those receiving ZEC compensation under the New

Jersey ZEC, New York CES and Illinois ZES programs. Exelon filed protests at FERC in response to each filing, arguing generally that ZEC payments provide compensation for an environmental attribute and are no different than other renewable support programs that have generally not been subject to a MOPR. However, if successful, for Generation’s facilities in PJM and NYISO that are currently receiving ZEC compensation, an expanded MOPR could require exclusion of ZEC compensation when bidding into future capacity auctions, resulting in an increased risk of these facilities not receiving capacity revenues in future auctions, which could have a material effect on Exelon’s and Generation’s future cash flows and results of operations.
In June 2018, FERC addressed one of the MOPR complaints involving PJM and concluded that PJM’s existing tariff allows resources receiving out-of-market support to affect capacity prices in a manner that will cause unjust and unreasonable and unduly discriminatory rates in PJM. FERC suggested that modifying two elements of PJM’s existing tariff, as follows could produce a just and reasonable replacement.

•
An expansion of the current MOPR mechanism to cover all existing generating resources, regardless of resource type, including those receiving either ZEC or REC compensation, could protect the capacity markets from unwanted price suppression.

•
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

FERC established March 21, 2016 as the refund effective date and also allowed PJM to delay its next capacity auction from May 2019 to August 2019 to allow parties time to file proposals in the FERC proceeding, FERC time to determine the appropriate solution and PJM time to implement FERC's solution. On October 2, 2018, Exelon, along with several ratepayer advocates, environmental organizations and other nuclear generators, submitted shared principles supporting a workable new FRR mechanism. FERC has not yet issued a decision on the second MOPR complaint involving PJM or the MOPR complaint involving NYISO. On April 10, 2019, PJM notified FERC of its intent to proceed with the next capacity auction in August 2019 under the existing market rules and asked FERC to clarify that it would not require PJM to re-run the auction in the event FERC alters those market rules in its decision on the MOPR complaint. On July 25, 2019, FERC issued an order denying PJM’s request to clarify that any alteration of PJM’s existing market rules would operate prospectively and, therefore, directed PJM to not conduct the capacity auction in August 2019. It is too early to predict the final outcome of each of these proceedings or their potential financial impact, if any, on Exelon or Generation.
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
Section 232 Uranium Petition
On January 16, 2018, two Canadian-owned uranium mining companies with operations in the U.S. jointly submitted a petition to the U.S. Department of Commerce (DOC) seeking relief under Section 232 of the Trade Expansion Act of 1962, as amended, (the Act) from imports of uranium products, alleging that these imports threaten national security (the Petition). The relief requested would have required U.S. nuclear reactors to purchase at least 25% of their uranium needs from domestic mines for the next 10 years or more. The Act was promulgated by Congress to protect essential national security industries whose survival is threatened by imports. As such, the Act authorizes the Secretary of Commerce (the Secretary) to conduct investigations to evaluate the effects of imports of any item on the national security of the U.S. The Petition alleges that the loss of a viable U.S. uranium mining industry would have a significant detrimental impact on the national, energy, and economic security of the U.S. and the ability of the country to sustain an independent nuclear fuel cycle.

On July 18, 2018, the Secretary announced that the DOC had initiated an investigation in response to the petition. The Secretary submitted a report to President Trump on April 14, 2019 that has not been made public. On July 12, 2019, the President issued a memorandum indicating that he did not agree with the Secretary’s finding that uranium imports threaten to impair the national security of the United States, choosing not to impose any trade restrictions at this time. The President found that a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain is necessary and directed that a United States Nuclear Fuel Working Group (Working Group) be established to develop recommendations for reviving and expanding domestic nuclear fuel production with a mandate to submit a report back to him within 90 days. The Working Group is to be co-chaired by the Assistant to the President for National Security Affairs and the Assistant to the President for Economic Policy. Exelon will monitor and volunteer to provide information to support the Working Group’s efforts. Exelon and Generation cannot currently predict the outcome of the Working Group report and subsequent actions.
Hedging Strategy
Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. As of June 30, 2019, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 92%-95%, 70%-73% and 40%-43% for 2019, 2020, and 2021 respectively. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk.
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
See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information.
The Utility Registrants mitigate commodity price risk through regulatory mechanisms that allow them to recover procurement costs from retail customers.
Environmental Legislative and Regulatory Developments
Air Quality
Clean Power Plan. On April 28, 2017, the D.C. Circuit Court issued orders in separate litigation related to the EPA’s actions under the Clean Power Plan (CPP) to amend Clean Air Act Section 111(d) regulation of existing fossil-fired electric generating units and Section 111(b) regulation of new fossil-fired electric generating units. In both cases, the Court has determined to hold the litigation in abeyance pending a determination whether the rule should be remanded to the EPA. In June 2019, EPA issued a final rule that repealed the CPP, and finalized the Affordable Clean Energy (ACE) rule to replace the CPP with less stringent emissions guidelines based on heat rate improvement measures that could be achieved within the fence line of existing power plants.
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
Employees
In April 2019, the CBAs with IBEW Local 15 covering employees at BSC, ComEd and Generation, were extended through 2024. The CBA between Pepco and IBEW Local 1900 was scheduled to expire on May 26, 2019, but has been extended to September 7, 2019. On June 23, 2019, BGE’s union contract for the 1,400 employees within local 410 was ratified. BGE is now in the process of implementing its terms, which do not have a material impact on BGE's financial statements.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. At June 30, 2019, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2018. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES AND ESTIMATES in the Registrants' 2018 Form 10-K for further information.

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

Generation

Results of Operations — Generation

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
Operating revenues	$4,210	$4,579	$(369)	$9,506	$10,090	$(584)
Purchased power and fuel expense	2,292	2,280	(12)	5,497	5,573	76
Revenues net of purchased power and fuel expense	1,918	2,299	(381)	4,009	4,517	(508)
Other operating expenses
Operating and maintenance	1,266	1,418	152	2,484	2,756	272
Depreciation and amortization	409	466	57	814	914	100
Taxes other than income	129	134	5	264	272	8
Total other operating expenses	1,804	2,018	214	3,562	3,942	380
Gain on sales of assets and businesses	33	1	32	33	54	(21)
Operating income	147	282	(135)	480	629	(149)
Other income and (deductions)
Interest expense, net	(116)	(102)	(14)	(227)	(202)	(25)
Other, net	171	29	142	601	(15)	616
Total other income and (deductions)	55	(73)	128	374	(217)	591
Income before income taxes	202	209	(7)	854	412	442
Income taxes	78	23	(55)	301	32	(269)
Equity in losses of unconsolidated affiliates	(6)	(5)	(1)	(13)	(12)	(1)
Net income	118	181	(63)	540	368	172
Net income attributable to noncontrolling interests	10	3	(7)	68	54	(14)
Net income attributable to membership interest	$108	$178	$(70)	$472	$314	$158
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Net income attributable to membership interest decreased by $70 million primarily due to:

•	Lower realized energy prices; and

•	Increased mark-to-market losses.
The decreases were partially offset by:

•	Higher net unrealized and realized gains on NDT funds;

•	Decreased accelerated depreciation and amortization due to the early retirement of the Oyster Creek nuclear facility in September 2018; and

•	Increased New York ZEC prices and the approval of the New Jersey ZEC Program in the second quarter of 2019.

Generation

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income attributable to membership interest increased by $158 million primarily due to:

•	Higher net unrealized and realized gains on NDT funds;

•	Decreased accelerated depreciation and amortization due to the early retirement of the Oyster Creek nuclear facility in September 2018;

•	A benefit associated with the remeasurement of the TMI ARO in 2019; and

•	Decreased mark-to-market losses.
The increases were partially offset by:

•	Lower realized energy prices; and

•
The absence of revenues recognized in the first quarter of 2018 related to ZECs generated in Illinois from June through December 2017, partially offset by increased New York ZEC prices and approval of New Jersey ZECs in the second quarter of 2019.

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

Generation

For the three and six months ended June 30, 2019 and 2018, RNF by region were as follows:

	Three Months Ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2019	2018			2019	2018
Mid-Atlantic(a)	$652	$735	$(83)	(11.3)%	$1,334	$1,586	$(252)	(15.9)%
Midwest(b)	730	772	(42)	(5.4)%	1,500	1,631	(131)	(8.0)%
New York	253	266	(13)	(4.9)%	519	549	(30)	(5.5)%
ERCOT	79	82	(3)	(3.7)%	154	118	36	30.5%
Other Power Regions	134	186	(52)	(28.0)%	292	424	(132)	(31.1)%
Total electric revenue net of purchased power and fuel expense	1,848	2,041	(193)	(9.5)%	3,799	4,308	(509)	(11.8)%
Proprietary Trading	7	29	(22)	(75.9)%	11	35	(24)	(68.6)%
Mark-to-market gains (losses)	(74)	90	(164)	(182.2)%	(102)	(175)	73	(41.7)%
Other	137	139	(2)	(1.4)%	301	349	(48)	(13.8)%
Total revenue net of purchased power and fuel expense	$1,918	$2,299	$(381)	(16.6)%	$4,009	$4,517	$(508)	(11.2)%
_________

(a)	Includes results of transactions with PECO, BGE, Pepco, DPL and ACE.

(b)	Includes results of transactions with ComEd.

Generation

Generation’s supply sources by region are summarized below:

	Three Months Ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
Supply source (GWhs)	2019	2018			2019	2018
Nuclear Generation(a)
Mid-Atlantic	14,075	16,498	(2,423)	(14.7)%	29,155	32,727	(3,572)	(10.9)%
Midwest	23,996	23,100	896	3.9%	47,729	46,698	1,031	2.2%
New York	6,677	6,125	552	9.0%	13,579	13,239	340	2.6%
Total Nuclear Generation	44,748	45,723	(975)	(2.1)%	90,463	92,664	(2,201)	(2.4)%
Fossil and Renewables
Mid-Atlantic	915	907	8	0.9%	1,865	1,807	58	3.2%
Midwest	328	321	7	2.2%	719	776	(57)	(7.3)%
New York	1	1	—	—%	2	2	—	—%
ERCOT	3,066	2,303	763	33.1%	6,144	5,252	892	17.0%
Other Power Regions	2,514	3,037	(523)	(17.2)%	5,654	7,065	(1,411)	(20.0)%
Total Fossil and Renewables	6,824	6,569	255	3.9%	14,384	14,902	(518)	(3.5)%
Purchased Power
Mid-Atlantic	2,557	557	2,000	359.1%	5,123	1,323	3,800	287.2%
Midwest	250	223	27	12.1%	538	559	(21)	(3.8)%
ERCOT	1,213	2,320	(1,107)	(47.7)%	2,255	3,692	(1,437)	(38.9)%
Other Power Regions	11,116	10,455	661	6.3%	23,684	20,025	3,659	18.3%
Total Purchased Power	15,136	13,555	1,581	11.7%	31,600	25,599	6,001	23.4%
Total Supply/Sales by Region
Mid-Atlantic(b)	17,547	17,962	(415)	(2.3)%	36,143	35,857	286	0.8%
Midwest(b)	24,574	23,644	930	3.9%	48,986	48,033	953	2.0%
New York	6,678	6,126	552	9.0%	13,581	13,241	340	2.6%
ERCOT	4,279	4,623	(344)	(7.4)%	8,399	8,944	(545)	(6.1)%
Other Power Regions	13,630	13,492	138	1.0%	29,338	27,090	2,248	8.3%
Total Supply/Sales by Region	66,708	65,847	861	1.3%	136,447	133,165	3,282	2.5%
_________

(a)
Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG).

(b)	Includes affiliate sales to PECO and BGE in the Mid-Atlantic region, affiliate sales to ComEd in the Midwest region and affiliate sales to Pepco, DPL and ACE in the Mid-Atlantic region.

Generation

For the three and six months ended June 30, 2019 and 2018, changes in RNF by region were as follows:

	Increase/ (Decrease)	Three Months Ended June 30, 2019	Increase/ (Decrease)	Six Months Ended June 30, 2019
Mid-Atlantic	$(83)	• decreased revenue due to permanent cease of generation operations at Oyster Creek in Q3 2018 • lower realized energy prices • increased nuclear outage days primarily related to Salem	$(252)
• lower realized energy prices
• decreased revenue due to permanent cease of generation operations at Oyster Creek in Q3 2018
• increased nuclear outage days primarily related to Salem, partially offset by
• increased capacity prices

Midwest	(42)	• lower realized energy prices, partially offset by • decreased nuclear outage days	(131)
• the absence of the revenue recognized in the first quarter 2018 related to ZECs generated in Illinois from June through December 2017
• lower realized energy prices, partially offset by
• increased capacity prices and
• decreased nuclear outage days

New York	(13)	• lower realized energy prices, partially offset by • increased ZEC revenues due to higher ZEC prices	(30)	• lower realized energy prices, partially offset by • increased ZEC revenues due to higher ZEC prices
ERCOT	(3)	• lower realized energy prices	36	• higher realized energy prices
Other Power Regions	(52)	• lower realized energy prices • decreased capacity prices	(132)	• lower realized energy prices • decreased capacity prices
Proprietary Trading	(22)	• congestion activity	(24)	• congestion activity
Mark-to-market(a)	(164)	• losses on economic hedging activities of $74 million in 2019 compared to gains of $90 million in 2018	73	• losses on economic hedging activities of $102 million in 2019 compared to losses of $175 million in 2018
Other	(2)	• the impacts of declining natural gas prices	(48)	• the impacts of declining natural gas prices
Total	$(381)		$(508)
_________

(a)	See Note 10 — Derivative Financial Instruments for additional information on mark-to-market losses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Nuclear fleet capacity factor	95.1%	93.2%	96.1%	94.8%
Refueling outage days	56	94	130	162
Non-refueling outage days	28	2	28	8

Generation

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, materials(a)	$(30)	$(60)
Nuclear refueling outage costs, including the co-owned Salem plants	(22)	(16)
Corporate allocations	(18)	(29)
Insurance(b)	1	31
Merger and integration costs	(1)	(5)
Plant retirements and divestitures(c)	15	(87)
Change in environmental liabilities	(7)	(7)
Cost management program	(8)	—
Long-lived asset impairments(d)	(38)	(33)
Pension and non-pension postretirement benefits expense	(17)	(33)
Allowance for uncollectible accounts	(6)	(17)
Accretion expense	(10)	(17)
Other	(11)	1
Decrease in Operating and maintenance expense	$(152)	$(272)
_________

(a)	Primarily reflects decreased costs related to the permanent cease of generation operations at Oyster Creek in the third quarter of 2018.

(b)	Primarily reflects the absence of a supplemental NEIL insurance distribution received in the first quarter 2018.

(c)	Primarily due to the benefit recorded in the first quarter of 2019 for the remeasurement of the TMI ARO.

(d)	Primarily due to the impairment of certain wind projects recorded in the second quarter of 2018.
Depreciation and Amortization Expense for the three and six months ended June 30, 2019 compared to the same period in 2018 decreased primarily due to the permanent cease of generation operations at Oyster Creek in the third quarter of 2018.
Gain on Sales of Assets and Businesses for the three months ended June 30, 2019 compared to the same period in 2018 increased primarily due to Generation's sale of certain wind assets in the second quarter of 2019. Gain on sales of assets and businesses for the six months ended June 30, 2019 compared to the same period in 2018 decreased primarily due to Generation's sale of its electrical contracting business in the first quarter of 2018.

Generation

Other, net for the three and six months ended June 30, 2019 compared to the same period in 2018 increased due to activity associated with NDT funds as described in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net unrealized gains (losses) on NDT funds(a)	$(98)	$(120)	$182	$(215)
Net realized gains on sale of NDT funds(a)	193	108	222	135
Interest and dividend income on NDT funds(a)	36	36	61	63
Contractual elimination of income tax expense(b)	34	3	120	(4)
Other	6	2	16	6
Total other, net	$171	$29	$601	$(15)
_________

(a)	Unrealized gains (losses), realized gains and interest and dividend income on the NDT funds are associated with the Non-Regulatory Agreement units.

(b)	Contractual elimination of income tax expense is associated with the income taxes on the NDT funds of the Regulatory Agreement units.
Effective income tax rates were 38.6% and 11.0% for the three months ended June 30, 2019 and 2018, respectively. Generation's effective income tax rates were 35.2% and 7.8% for the six months ended June 30, 2019 and 2018, respectively. The change is primarily related to a reduction in renewable tax credits and one-time tax adjustments. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.

ComEd

Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
Operating revenues	$1,351	$1,398	$(47)	$2,759	$2,910	$(151)
Purchased power expense	407	477	70	892	1,082	190
Revenues net of purchased power expense	944	921	23	1,867	1,828	39
Other operating expenses
Operating and maintenance	305	324	19	626	638	12
Depreciation and amortization	257	231	(26)	508	459	(49)
Taxes other than income	71	79	8	148	156	8
Total other operating expenses	633	634	1	1,282	1,253	(29)
Gain on sales of assets	—	1	(1)	3	5	(2)
Operating income	311	288	23	588	580	8
Other income and (deductions)
Interest expense, net	(89)	(85)	(4)	(178)	(175)	(3)
Other, net	10	4	6	19	12	7
Total other income and (deductions)	(79)	(81)	2	(159)	(163)	4
Income before income taxes	232	207	25	429	417	12
Income taxes	46	43	(3)	85	88	3
Net income	$186	$164	$22	$344	$329	$15
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 . Net income for the three months ended June 30, 2019 increased $22 million as compared to the same period in 2018, primarily due to higher electric distribution, transmission and energy efficiency formula rate earnings(reflecting the impacts of higher rate base, partially offset by lower allowed electric distribution ROE due to a decrease in treasury rates).
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income for the six months ended June 30, 2019 increased $15 million as compared to the same period in 2018, primarily due to higher electric distribution, transmission and energy efficiency formula rate earnings (reflecting the impacts of higher rate base, partially offset by lower allowed electric distribution ROE due to a decrease in treasury rates).
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

ComEd

The changes in RNF consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Electric distribution	$12	$37
Transmission	13	22
Energy efficiency	14	27
Uncollectible accounts recovery, net	(2)	(2)
Other	(14)	(45)
Total increase	$23	$39
Revenue Decoupling. The demand for electricity is affected by weather conditions and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer or number of customers as a result of a change to the electric distribution formula rate pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Electric distribution revenue increased during the three and six months ended June 30, 2019 as compared to the same period in 2018, primarily due to the impact of higher rate base and increased depreciation expenses, offset by lower allowed ROE due to a decrease in treasury rates. See Depreciation and amortization expense discussions below and Note 6 — Regulatory Matters.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the three and six months ended June 30, 2019 as compared to the same period in 2018, primarily due to the increased peak load and higher rate base. See Note 6 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased during the three and six months ended June 30, 2019 as compared to the same period in 2018, primarily due to the impact of higher rate base. See Note 6 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Uncollectible Accounts Recovery, Net represents recoveries under the uncollectible accounts tariff. See Operating and maintenance expense discussion below for additional information on this tariff.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of environmental costs associated with MGP sites. The decrease in Other revenue for the three and six months ended June 30, 2019 as compared to the same period in 2018 primarily reflects absence of mutual assistance revenues associated with hurricane and winter storm restoration efforts that occurred in Q1 2018. An equal and offsetting amount was included in Operating and maintenance expense and Taxes other than income.
See Note 18 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.

ComEd

The decrease in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials(a)	$—	$(4)
Pension and non-pension postretirement benefits expense(b)	(9)	(20)
Storm-related costs	—	18
Uncollectible accounts expense — recovery, net(c)	(2)	(2)
BSC costs(a)	(8)	(7)
Other(a)	—	3
Total decrease	$(19)	$(12)
_________

(a)	Reflects absence of mutual assistance expenses. An equal and offsetting decrease has been recognized in Operating revenues for the period presented.

(b)
Primarily reflects an increase in discount rates and the favorable impacts of the merger of two of Exelon’s pension plans effective in January 2019, partially offset by lower than expected asset returns in 2018.

(c)
ComEd is allowed to recover from or refund to customers the difference between the utility’s annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. During the three and six months ended June 30, 2019, ComEd recorded a net decrease in Operating and maintenance expense related to uncollectible accounts due to the timing of regulatory cost recovery. An equal and offsetting increase has been recognized in Operating revenues for the period presented.

The increase in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase	Increase
Depreciation and amortization(a)	$17	$32
Regulatory asset amortization(b)	9	17
Total increase	$26	$49
_________

(a)	Reflects ongoing capital expenditures and higher depreciation rates effective January 2019.

(b)	Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Effective income tax rate was 19.8% and 20.8% for the three months ended June 30, 2019 and 2018, respectively. Effective income tax rate was 19.8% and 21.1% for the six months ended June 30, 2019 and 2018, respectively. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO

Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
Operating revenues	$655	$653	$2	$1,554	$1,518	$36
Purchased power and fuel expense	191	222	31	520	555	35
Revenues net of purchased power and fuel expense	464	431	33	1,034	963	71
Other operating expenses
Operating and maintenance	199	191	(8)	424	466	42
Depreciation and amortization	83	74	(9)	164	149	(15)
Taxes other than income	37	39	2	79	79	—
Total other operating expenses	319	304	(15)	667	694	27
Operating income	145	127	18	367	269	98
Other income and (deductions)
Interest expense, net	(33)	(32)	(1)	(67)	(64)	(3)
Other, net	3	—	3	7	2	5
Total other income and (deductions)	(30)	(32)	2	(60)	(62)	2
Income before income taxes	115	95	20	307	207	100
Income taxes	13	(1)	(14)	37	(3)	(40)
Net income	$102	$96	$6	$270	$210	$60
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Net income increased by $6 million primarily due to higher electric distribution rates that became effective January 2019 and higher natural gas distribution rates, partially offset by unfavorable weather conditions.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income increased by $60 million primarily due to higher electric distribution rates that became effective January 2019, higher natural gas distribution rates and lower storm costs, partially offset by unfavorable weather conditions.
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

PECO

The changes in RNF consisted of the following:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(5)	$(7)	$(12)	$(5)	$(5)	$(10)
Volume	(6)	3	(3)	(4)	5	1
Pricing	35	5	40	49	14	63
Regulatory required programs	10	1	11	21	5	26
Other	(3)	—	(3)	(9)	—	(9)
Total increase	$31	$2	$33	$52	$19	$71
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2019 compared to the same period in 2018, RNF related to weather decreased due to unfavorable weather conditions.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and six months ended June 30, 2019 compared to the same period in 2018 and normal weather consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended June 30,	2019	2018		From 2018	2019 vs. Normal
Heating Degree-Days	270	482	435	(44.0)%	(37.9)%
Cooling Degree-Days	425	382	384	11.3%	10.7%

Six Months Ended June 30,
Heating Degree-Days	2,702	2,879	2,863	(6.1)%	(5.6)%
Cooling Degree-Days	427	382	385	11.8%	10.9%
Volume. Electric volume, exclusive of the effects of weather, for the three and six months ended June 30, 2019 compared to the same period in 2018, decreased due to the impact of energy efficiency initiatives on customer usages for residential, commercial and industrial electric classes, partially offset by the impact of customer growth.  Natural gas volume for the three months ended June 30, 2019, compared to the same period in 2018, decreased due to lower customer usages for residential, commercial and industrial classes, partially offset by customer growth. Natural gas volume for the six months ended June 30, 2019, compared to the same period in 2018, increased due to customer and economic growth.

PECO

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2019	2018			2019	2018
Residential	2,821	2,946	(4.2)%	(1.1)%	6,462	6,574	(1.7)%	(0.3)%
Small commercial & industrial	1,823	1,930	(5.5)%	(5.2)%	3,889	3,958	(1.7)%	(1.6)%
Large commercial & industrial	3,769	3,811	(1.1)%	(1.3)%	7,340	7,514	(2.3)%	(2.4)%
Public authorities & electric railroads	182	182	—%	(1.7)%	377	379	(0.5)%	(1.3)%
Total electric retail deliveries(a)	8,595	8,869	(3.1)%	(2.1)%	18,068	18,425	(1.9)%	(1.5)%

	As of June 30,
Number of Electric Customers	2019	2018
Residential	1,486,973	1,474,901
Small commercial & industrial	153,387	152,152
Large commercial & industrial	3,105	3,114
Public authorities & electric railroads	9,733	9,544
Total	1,653,198	1,639,711
_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2019	2018			2019	2018
Residential	3,351	5,889	(43.1)%	(2.1)%	24,569	26,463	(7.2)%	0.6%
Small commercial & industrial	4,040	3,598	12.3%	(1.5)%	14,684	14,016	4.8%	(0.4)%
Large commercial & industrial	17	6	183.3%	22.5%	36	52	(30.8)%	3.1%
Transportation	5,719	5,981	(4.4)%	—%	13,692	13,549	1.1%	3.2%
Total natural gas retail deliveries(a)	13,127	15,474	(15.2)%	(0.9)%	52,981	54,080	(2.0)%	1.0%

	As of June 30,
Number of Natural Gas Customers	2019	2018
Residential	483,657	478,954
Small commercial & industrial	43,953	43,748
Large commercial & industrial	2	1
Transportation	737	767
Total	528,349	523,470
_________

(a)
Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and six months ended June 30, 2019 compared to the same period in 2018 increased primarily due to an increase in electric distribution rates charged to customers.  The increase in electric distribution rates was effective January 1, 2019 in accordance with the 2018 PAPUC approved electric distribution rate case settlement. Additionally, the increase represents revenue from higher natural gas distribution rates. See Note 6 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

PECO

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
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues and wholesale transmission revenue.
See Note 18— Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$—	$9
Storm-related costs(a)	7	(49)
Pension and non-pension postretirement benefits expense	(1)	(3)
BSC costs	(1)	2
Other	2	(1)
	7	(42)
Regulatory Required Programs
Energy efficiency	1	—
Total increase (decrease)	$8	$(42)
__________

(a)	Reflects decreased storm costs due to the March 2018 winter storms.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase
Depreciation and amortization(a)	$9	$14
Regulatory asset amortization	1	1
Other	(1)	—
Total increase	$9	$15
__________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective Income Tax Rates were 11.3% and (1.1)% for the three months ended June 30, 2019 and 2018, respectively, and 12.1% and (1.4)% for the six months ended June 30, 2019 and 2018, respectively. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
Operating revenues	$649	$662	$(13)	$1,625	$1,639	$(14)
Purchased power and fuel expense	208	229	21	570	609	39
Revenues net of purchased power and fuel expense	441	433	8	1,055	1,030	25
Other operating expenses
Operating and maintenance	182	176	(6)	372	397	25
Depreciation and amortization	117	114	(3)	252	248	(4)
Taxes other than income	62	59	(3)	131	124	(7)
Total other operating expenses	361	349	(12)	755	769	14
Gain on sales of assets	—	1	(1)	—	1	(1)
Operating income	80	85	(5)	300	262	38
Other income and (deductions)
Interest expense, net	(29)	(25)	(4)	(58)	(51)	(7)
Other, net	5	4	1	11	9	2
Total other income and (deductions)	(24)	(21)	(3)	(47)	(42)	(5)
Income before income taxes	56	64	(8)	253	220	33
Income taxes	11	13	2	47	41	(6)
Net income	$45	$51	$(6)	$206	$179	$27

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Net income decreased by $6 million primarily due to an increase in various expenses, including interest, partially offset by higher natural gas distribution rates that became effective January 2019.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income increased by $27 million primarily due to higher natural gas distribution rates that became effective January 2019 and lower storm costs, partially offset by higher interest expense.
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

BGE

The changes in RNF consisted of the following:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$1	$11	$12	$6	$42	$48
Regulatory required programs	(2)	(2)	(4)	(4)	(5)	(9)
Transmission	3	—	3	(2)	—	(2)
Other, net	(1)	(2)	(3)	(8)	(4)	(12)
Total increase (decrease)	$1	$7	$8	$(8)	$33	$25
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

	As of June 30,
Number of Electric Customers	2019	2018
Residential	1,171,815	1,163,789
Small commercial & industrial	113,982	113,745
Large commercial & industrial	12,275	12,183
Public authorities & electric railroads	264	268
Total	1,298,336	1,289,985

	As of June 30,
Number of Natural Gas Customers	2019	2018
Residential	634,939	630,714
Small commercial & industrial	38,164	38,274
Large commercial & industrial	5,991	5,900
Total	679,094	674,888
Distribution Revenue increased for the three and six months ended June 30, 2019, compared to the same period in 2018, primarily due to the impact of higher natural gas distribution rates that became effective in January 2019. See Note 6 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue remained relatively consistent for the three and six months ended June 30, 2019, compared to the same period in 2018. See Operating and maintenance expense below and Note 6 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

BGE

Other revenue includes revenue related to administrative charges, mutual assistance revenues, off-system sales, and late payment charges.
See Note 18 — Segment Information of the Combined Notes to the Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Baseline
Storm-related costs(a)	$6	$(24)
Labor, other benefits, contracting and materials	4	3
Pension and non-pension postretirement benefits expense	—	1
Uncollectible accounts expense	(1)	(1)
BSC costs	(1)	1
Other	(1)	(4)
	7	(24)
Regulatory Required Programs
Other	(1)	(1)
Total decrease	$6	$(25)
__________

(a)	For the six months ended June 30, 2019, reflects decreased storm costs due to the March 2018 winter storms.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$6	$11
Regulatory asset amortization	—	1
Regulatory required programs	(3)	(8)
Total increase	$3	$4
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 19.6% and 20.3% for the three months ended June 30, 2019 and 2018, respectively, and 18.6% both the six months ended June 30, 2019 and 2018. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
PHI	$106	$84	$22	$223	$149	$74
Pepco	64	54	10	119	85	34
DPL	30	26	4	83	57	26
ACE	14	8	6	24	15	9
Other(a)	(2)	(4)	2	(3)	(8)	5
_________

(a)	Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities and other financing and investing activities.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Net Income increased by $22 million primarily due to higher electric and natural gas distribution rates (not reflecting the impact of TCJA), higher transmission revenues due to an increase in the transmission rates and the highest daily peak load, and lower contracting costs.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net Income increased by $74 million primarily due to higher electric and natural gas distribution rates (not reflecting the impact of TCJA), higher transmission revenues due to an increase in the transmission rates and the highest daily peak load, lower contracting costs, lower uncollectible accounts expense, and lower write-offs of construction work in progress.

Pepco

Results of Operations — Pepco

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
Operating revenues	$531	$523	$8	$1,106	$1,080	$26
Purchased power expense	144	140	(4)	331	322	(9)
Revenues net of purchased power expense	387	383	4	775	758	17
Other operating expenses
Operating and maintenance	111	116	5	230	246	16
Depreciation and amortization	93	92	(1)	186	188	2
Taxes other than income	90	90	—	182	183	1
Total other operating expenses	294	298	4	598	617	19
Operating income	93	85	8	177	141	36
Other income and (deductions)
Interest expense, net	(34)	(32)	(2)	(68)	(63)	(5)
Other, net	7	8	(1)	14	16	(2)
Total other income and (deductions)	(27)	(24)	(3)	(54)	(47)	(7)
Income before income taxes	66	61	5	123	94	29
Income taxes	2	7	5	4	9	5
Net income	$64	$54	$10	$119	$85	$34
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Net income increased by $10 million primarily due to higher electric distribution rates in Maryland that became effective June 2018 (not reflecting the impact of TCJA), higher electric distribution rates in the District of Columbia that became effective August 2018 (not reflecting the impact of TCJA), higher transmission revenues due to an increase in the transmission rates and the highest daily peak load, and lower contracting costs.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income increased by $34 million primarily due to higher electric distribution rates in Maryland that became effective June 2018 (not reflecting the impact of TCJA), higher electric distribution rates in the District of Columbia that became effective August 2018 (not reflecting the impact of TCJA), higher transmission revenues due to an increase in transmission rates and the highest daily peak load, lower contracting costs, and lower uncollectible accounts expense.
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

Pepco

The changes in RNF consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Volume	$4	$8
Distribution	4	10
Regulatory required programs	(8)	(18)
Transmission	7	20
Other	(3)	(3)
Total increase	$4	$17
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
Volume, exclusive of the effects of weather, increased for the three and six months ended June 30, 2019 compared to the same period in 2018, primarily due to the impact of residential customer growth.

	As of June 30,
Number of Electric Customers	2019	2018
Residential	811,985	798,741
Small commercial & industrial	54,194	53,460
Large commercial & industrial	22,155	21,846
Public authorities & electric railroads	155	147
Total	888,489	874,194
Distribution Revenues increased for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to higher electric distribution rates (not reflecting the impact of TCJA) in Maryland that became effective in June 2018 and higher electric distribution rates (not reflecting the impact of TCJA) in the District of Columbia that became effective in August 2018, partially offset by the accelerated amortization of certain deferred income tax regulatory liabilities established upon the enactment of TCJA as the result of regulatory settlements. See Note 6 - Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenues increased for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to rate increases and an increase in the highest daily peak load.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues and recoveries of other taxes.

Pepco

See Note 18 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(5)	$(11)
Pension and non-pension postretirement benefits expense	2	3
Uncollectible accounts expense	(2)	(5)
Storm-related costs	—	(3)
BSC and PHISCO costs	(4)	(7)
Other	6	10
	(3)	(13)

Regulatory required programs	(2)	(3)
Total decrease	$(5)	$(16)
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$6	$11
Regulatory asset amortization(b)	1	2
Regulatory required programs	(6)	(15)
Total increase (decrease)	$1	$(2)
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.

(b)	Regulatory asset amortization increased primarily due to additional regulatory assets related to rate case activity.
Interest expense, net for the three and six months ended June 30, 2019 compared to the same period in 2018 increased primarily due to higher outstanding debt.
Effective income tax rates were 3.0% and 11.5% for the three months ended June 30, 2019 and 2018, respectively, and 3.3% and 9.6% for the six months ended June 30, 2019 and 2018, respectively. The decrease is primarily due to the accelerated amortization of certain deferred income tax regulatory liabilities established upon the enactment of TCJA as the result of regulatory settlements. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
Operating revenues	$287	$289	$(2)	$667	$673	$(6)
Purchased power and fuel expense	107	114	7	271	291	20
Revenues net of purchased power and fuel expense	180	175	5	396	382	14
Other operating expenses
Operating and maintenance	77	77	—	160	175	15
Depreciation and amortization	45	43	(2)	91	88	(3)
Taxes other than income	14	13	(1)	28	28	—
Total other operating expenses	136	133	(3)	279	291	12
Operating income	44	42	2	117	91	26
Other income and (deductions)
Interest expense, net	(15)	(14)	(1)	(30)	(27)	(3)
Other, net	5	3	2	7	5	2
Total other income and (deductions)	(10)	(11)	1	(23)	(22)	(1)
Income before income taxes	34	31	3	94	69	25
Income taxes	4	5	1	11	12	1
Net income	$30	$26	$4	$83	$57	$26
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Net income increased by $4 million primarily due to higher electric distribution rates in Maryland and Delaware that became effective throughout 2018 (not reflecting the impact of TCJA), higher natural gas distribution rates in Delaware that became effective throughout 2018 (not reflecting the impact of TCJA), and higher transmission revenues due to an increase in the transmission rates and the highest daily peak load.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income increased by $26 million primarily due to higher electric distribution rates in Maryland and Delaware that became effective throughout 2018 (not reflecting the impact of TCJA), higher natural gas distribution rates in Delaware that became effective throughout 2018 (not reflecting the impact of TCJA), higher transmission revenues due to an increase in the transmission rates and the highest daily peak load, and lower write-offs of construction work in progress.
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

DPL

The changes in RNF consisted of the following:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$—	$(3)	$(3)	$—	$(2)	$(2)
Volume	1	—	1	—	2	2
Distribution	(2)	2	—	2	—	2
Regulatory required programs	(2)	—	(2)	(4)	(1)	(5)
Transmission	9	—	9	17	—	17
Total increase (decrease)	$6	$(1)	$5	$15	$(1)	$14
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2019 compared to the same period in 2018, RNF related to weather decreased primarily due to unfavorable weather conditions in DPL's Delaware service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the three and six months ended June 30, 2019 compared to same period in 2018 and normal weather consisted of the following:

Delaware Electric Service Territory				% Change
Three Months Ended June 30,	2019	2018	Normal	2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	300	481	476	(37.6)%	(37.0)%
Cooling Degree-Days	386	349	327	10.6%	18.0%

				% Change
Six Months Ended June 30,	2019	2018	Normal	2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	2,822	2,985	2,984	(5.5)%	(5.4)%
Cooling Degree-Days	386	349	328	10.6%	17.7%

Delaware Natural Gas Service Territory				% Change
Three Months Ended June 30,	2019	2018	Normal	2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	300	481	495	(37.6)%	(39.4)%

				% Change
Six Months Ended June 30,	2019	2018	Normal	2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	2,822	2,985	2,990	(5.5)%	(5.6)%

DPL

Volume, exclusive of the effects of weather, increased for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to residential customer growth.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2019	2018			2019	2018
Residential	652	671	(2.8)%	(0.6)%	1,503	1,541	(2.5)%	(1.1)%
Small commercial & industrial	306	321	(4.7)%	(4.3)%	626	651	(3.8)%	(3.5)%
Large commercial & industrial	866	928	(6.7)%	(6.7)%	1,676	1,757	(4.6)%	(4.6)%
Public authorities & electric railroads	9	8	12.5%	12.8%	17	17	—%	2.2%
Total electric retail deliveries(a)	1,833	1,928	(4.9)%	(4.1)%	3,822	3,966	(3.6)%	(3.0)%

	As of June 30,
Number of Total Electric Customers (Maryland and Delaware)	2019	2018
Residential	465,423	461,596
Small commercial & industrial	61,552	61,189
Large commercial & industrial	1,398	1,362
Public authorities & electric railroads	619	624
Total	528,992	524,771
_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2019	2018			2019	2018
Residential	741	957	(22.6)%	9.6%	5,348	5,442	(1.7)%	3.2%
Small commercial & industrial	566	644	(12.1)%	8.6%	2,586	2,521	2.6%	7.1%
Large commercial & industrial	442	466	(5.2)%	(5.2)%	965	984	(1.9)%	(1.8)%
Transportation	1,475	1,420	3.9%	8.8%	3,693	3,633	1.7%	3.3%
Total natural gas deliveries(a)	3,224	3,487	(7.5)%	7.1%	12,592	12,580	0.1%	3.6%

	As of June 30,
Number of Delaware Natural Gas Customers	2019	2018
Residential	124,325	122,754
Small commercial & industrial	9,907	9,810
Large commercial & industrial	18	18
Transportation	158	154
Total	134,408	132,736
__________

(a)
Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

DPL

Distribution Revenue increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to higher electric distribution rates (not reflecting the impact of TCJA) in Maryland and Delaware that became effective throughout 2018 and higher natural gas distribution rates (not reflecting the impact of TCJA) in Delaware that became effective throughout 2018, partially offset by the accelerated amortization of certain deferred income tax regulatory liabilities established upon the enactment of TCJA as the result of regulatory settlements. See Note 6 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
Transmission Revenues. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar years. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the three and six months ended June 30, 2019 compared to the same period in 2018 due to rate increases and an increase in the highest daily peak load.
See Note 18 - Segment Information for the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$(1)	$1
Pension and non-pension postretirement benefits expense	1	1
Uncollectible accounts expense	3	(1)
Storm-related costs	1	(3)
BSC and PHISCO costs	(3)	(5)
Write-offs of construction work in progress	—	(7)
Other	(2)	—
	(1)	(14)

Regulatory required programs	1	(1)
Total decrease	$—	$(15)
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$4	$7
Regulatory required programs	(2)	(4)
Total increase	$2	$3
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.

DPL

Interest expense, net for the three and six months ended June 30, 2019 compared to the same period in 2018 increased primarily due to higher outstanding debt.
Effective income tax rates were 11.8% and 16.1% for the three months ended June 30, 2019 and 2018, respectively, and 11.7% and 17.4% for the six months ended June 30, 2019 and 2018, respectively. The decrease is primarily due to the accelerated amortization of certain deferred income tax regulatory liabilities established upon the enactment of TCJA as the result of regulatory settlements. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
Operating revenues	$274	$265	$9	$547	$575	$(28)
Purchased power expense	131	128	(3)	270	289	19
Revenues net of purchased power expense	143	137	6	277	286	(9)
Other operating expenses
Operating and maintenance	74	75	1	155	165	10
Depreciation and amortization	40	36	(4)	71	69	(2)
Taxes other than income	1	1	—	2	3	1
Total other operating expenses	115	112	(3)	228	237	9
Operating income	28	25	3	49	49	—
Other income and (deductions)
Interest expense, net	(15)	(16)	1	(28)	(32)	4
Other, net	1	1	—	4	1	3
Total other income and (deductions)	(14)	(15)	1	(24)	(31)	7
Income before income taxes	14	10	4	25	18	7
Income taxes	—	2	2	1	3	2
Net income	$14	$8	$6	$24	$15	$9
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018. Net income increased by $6 million primarily due to higher electric distribution rates effective April 2019 and higher transmission revenues due to an increase in the transmission rates and the highest daily peak load.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income increased by $9 million primarily due to higher electric distribution rates that became effective April 2019 and higher transmission revenues due to an increase in the transmission rates and the highest daily peak load, partially offset by lower average residential usage.
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
The changes in RNF consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Volume	$—	$(6)
Distribution	8	5
Regulatory required programs	(5)	(16)
Transmission	3	8
Total increase (decrease)	$6	$(9)

ACE

Weather. The demand for electricity is affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. There was no change in RNF related to weather for the three and six months ended June 30, 2019 compared to same period in 2018.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating degree days in ACE’s service territory for the three and six months ended June 30, 2019 compared to same period in 2018 consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended June 30,	2019	2018		2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	380	515	553	(26.2)%	(31.3)%
Cooling Degree-Days	351	354	297	(0.8)%	18.2%

			Normal	% Change
Six Months Ended June 30,	2019	2018		2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	2,886	2,927	3,042	(1.4)%	(5.1)%
Cooling Degree-Days	351	354	297	(0.8)%	18.2%
Volume, exclusive of the effects of weather, decreased for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to lower average residential usage.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2019	2018			2019	2018
Residential	804	825	(2.5)%	(1.6)%	1,713	1,815	(5.6)%	(5.7)%
Small commercial & industrial	314	309	1.6%	2.2%	624	623	0.2%	0.4%
Large commercial & industrial	872	872	—%	0.1%	1,662	1,696	(2.0)%	(2.0)%
Public authorities & electric railroads	11	11	—%	(1.2)%	24	26	(7.7)%	(6.6)%
Total electric retail deliveries(a)	2,001	2,017	(0.8)%	(0.3)%	4,023	4,160	(3.3)%	(3.2)%

	As of June 30,
Number of Electric Customers	2019	2018
Residential	492,940	489,050
Small commercial & industrial	61,416	61,134
Large commercial & industrial	3,464	3,590
Public authorities & electric railroads	672	654
Total	558,492	554,428
_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue increased for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to higher electric distribution rates charged to customers that became effective in April 2019, partially offset by the accelerated amortization of certain deferred income tax regulatory liabilities established upon

ACE

the enactment of TCJA as the result of regulatory settlements. See Note 6 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to rate increases and an increase in the highest daily peak load.
See Note 18 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Baseline
Labor, other benefits, contracting and materials	$—	$(4)
Uncollectible accounts expense(a)	4	(2)
Storm-related costs	2	(1)
BSC and PHISCO costs	(2)	(3)
Other	(5)	—
Total decrease	$(1)	$(10)
_________

(a)
ACE is allowed to recover from or refund to customers the difference between its annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. An equal and offsetting amount has been recognized in Operating revenues.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$7	$10
Regulatory asset amortization(b)	3	3
Regulatory required programs	(6)	(11)
Total increase	$4	$2
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.

(b)	Regulatory asset amortization increased primarily due to additional regulatory assets related to rate case activity.
Interest expense, net for the three and six months ended June 30, 2019 compared to the same period in 2018 decreased primarily due to lower outstanding debt.
Other, net for the six months ended June 30, 2019 compared to the same period in 2018 increased primarily due to higher income from AFUDC equity.

ACE

Effective income tax rates were 0.0% and 20.0% for the three months ended June 30, 2019 and 2018, respectively and 4.0% and 16.7% for the six months ended June 30, 2019 and 2018, respectively. The decrease is primarily due to the accelerated amortization of certain deferred income tax regulatory liabilities established upon the enactment of TCJA as the result of regulatory settlements. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

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
The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and other postretirement benefit obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, the Utility Registrants operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt and credit agreements.
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
If a nuclear plant were to early retire there is a risk that it will no longer meet the NRC minimum funding requirements due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT fund investments could appreciate in value. A shortfall could require that Generation address the shortfall by, among other things, obtaining a parental guarantee for Generation’s share of the funding assurance. However, the amount of any guarantees or other assurance will ultimately depend on the decommissioning approach, the associated level of costs, and the NDT fund investment performance going forward. Within two years after shutting down a plant, Generation must submit a PSDAR to the NRC that includes the planned option for decommissioning the site. On April 5, 2019, Generation filed with the NRC the TMI PSDAR which details the selection of the SAFSTOR option for decommissioning TMI Unit 1. As of June 30, 2019, under the SAFSTOR approach, sufficient funds would be available to satisfy Generation's radiological decommissioning obligations for TMI Unit 1. See Note 13 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional information.
Upon issuance of any required financial guarantees, each site would be able to utilize the respective NDT funds for radiological decommissioning costs, which represent the majority of the total expected decommissioning costs. However, the NRC must approve an exemption in order for the plant’s owner(s) to utilize the NDT fund to pay for non-radiological decommissioning costs (i.e., spent fuel management and site restoration costs). If a unit does not receive this exemption, the costs would be borne by the owner(s) without reimbursement from or access to the NDT funds. While the ultimate costs for spent fuel management may vary greatly and could be reduced by alternate decommissioning scenarios and/or reimbursement of certain costs under the DOE reimbursement agreements, if TMI does not obtain an exemption, Generation estimates it could incur spent fuel management and site restoration costs over the next ten years of up to $95 million net of taxes under SAFSTOR. On April 12, 2019, Generation submitted an exemption request to the NRC to use TMI NDT funds for spent fuel management activities.
Project Financing (Exelon and Generation)
Project financing is used to help mitigate risk of specific generating assets. Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by the specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default. If a specific project financing entity does not maintain compliance with its specific debt financing covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment was not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to satisfy its associated debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. Additionally, project finance has credit facilities. See Note 13 - Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on nonrecourse debt.
Pension Funding Strategy (All Registrants)
Management considers various factors when making qualified pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). Beginning in 2020, Exelon will implement a funding strategy to make levelized annual contributions with the objective of achieving 100% funded status on an ABO basis over time. This level funding strategy helps minimize volatility of future period required pension contributions. Based on this funding strategy and current market conditions, which are subject to change, Exelon’s estimated annual qualified pension contributions will be approximately $500 million beginning in 2020. This funding strategy does not change Exelon’s expected 2019 qualified pension contributions of approximately $300 million.
Cash Flows from Operating Activities (All Registrants)
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
The following table provides a summary of the change in cash provided by (used in) operating activities for the six months ended June 30, 2019 and 2018 by Registrant:

Change - Cash Provided by (Used in)	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income	$281	$172	$15	$60	$27	$74	$34	$26	$9
Add (subtract):
Non-cash operating activities	(527)	(529)	(1)	26	26	(23)	—	(14)	(7)
Pension and non-pension postretirement benefit contributions	(10)	(29)	(29)	(2)	7	51	5	(1)	6
Income taxes	22	263	58	(30)	16	(25)	(26)	(5)	3
Changes in working capital and other noncurrent assets and liabilities	(429)	(187)	(2)	10	(83)	(145)	(63)	(51)	(17)
Option premiums received, net	84	84	—	—	—	—	—	—	—
Collateral posted, net	(392)	(409)	24	—	(5)	—	—	—	—
Net cash flows provided by (used in) operations	$(971)	$(635)	$65	$64	$(12)	$(68)	$(50)	$(45)	$(6)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2019 and 2018 were as follows:

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

Cash Flows from Investing Activities (All Registrants)
The following table provides a summary of the change in cash provided by (used in) investing activities for the six months ended June 30, 2019 and 2018 by Registrant:

Change - Cash Provided by (Used in)	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$235	$408	$65	$(36)	$(108)	$(69)	$(11)	$6	$(57)
Proceeds from NDT fund sales, net	175	175	—	—	—	—	—	—	—
Acquisitions of assets and businesses, net	57	57	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(75)	(75)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	6	—	—	—	—	(38)	—	—
Other investing activities	(5)	4	—	(1)	(2)	—	(1)	—	2
Net cash flows provided by (used in) investing activities	$387	$575	$65	$(37)	$(110)	$(69)	$(50)	$6	$(55)
Significant investing cash flow impacts for the Registrants for six months ended June 30, 2019 and 2018 were as follows:

•
Variances in capital expenditures are primarily due to the timing of cash expenditures for capital projects. Refer to Liquidity and Capital Resources of the Exelon 2018 Form 10-K for additional information on projected capital expenditure spending.

•	During the six months ended June 30, 2018, Exelon and Generation had proceeds of $79 million relating to the sale of its interest in an electrical contracting business.

Capital Expenditure Spending
As of June 30, 2019, there have been no material changes to the Registrants’ projected capital expenditures as disclosed in Liquidity and Capital Resources of the Exelon 2018 Form 10-K.
Cash Flows from Financing Activities (All Registrants)
The following table provides a summary of the change in cash provided by (used in) financing activities for the six months ended June 30, 2019 and 2018 by Registrant:

Change - Cash Provided by (Used in)	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$20	$—	$(17)	$(50)	$135	$(49)	$(14)	$216	$(251)
Long-term debt, net	97	(27)	—	125	—	10	50	(196)	156
Changes in intercompany money pool	—	(46)	—	(181)	—	(4)	—	38	—
Dividends paid on common stock	(38)	—	(25)	113	(7)	—	(22)	(30)	(5)
Distributions to member	—	(72)	—	—	—	(107)	—	—	—
Contributions from parent/member	—	—	(101)	104	—	48	44	(150)	155
Other financing activities	64	3	—	5	—	3	1	2	(1)
Net cash flows provided by (used in) financing activities	$143	$(142)	$(143)	$116	$128	$(99)	$59	$(120)	$54
Significant financing cash flow impacts for the Registrants for the six months ended June 30, 2019 and 2018 were as follows:

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
During the six months ended June 30, 2019, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon	Oracle Annual Lease Payment	3.95%	May 1, 2024	$18
Generation	Antelope Valley DOE Nonrecourse Debt	2.33% - 3.56%	January 5, 2037	7
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	2
Generation	Continental Wind Nonrecourse Debt	6.00%	February 28, 2033	18
Generation	Pollution control notes	2.50%	March 1, 2019	23
Generation	Renewable Power Generation Nonrecourse Debt	4.11%	March 31, 2035	3
Generation	Energy Efficiency Project Financing	3.46%	April 30, 2019	39
Generation	ExGen Renewables IV Nonrecourse debt	3mL +3%	November 30, 2024	38
Generation	Hannie Mae, LLC Defense Financing	4.12%	November 30, 2019	1
ComEd	First Mortgage Bonds	2.15%	January 15, 2019	300
Pepco	Unsecured Tax-Exempt Bonds	6.20%	September 1, 2022	110
ACE	Transition Bonds	5.55%	October 20, 2023	9
Antelope Valley’s nonrecourse debt of approximately $500 million was reclassified as current in Exelon’s and Generation’s Consolidated Balance Sheets in the first quarter of 2019 and continues to be classified as current as of June 30, 2019 as a result of the PG&E bankruptcy filing on January 29, 2019. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2019 and for the third quarter of 2019 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2019	February 5, 2019	February 20, 2019	March 8, 2019	$0.3625
Second Quarter 2019	April 30, 2019	May 15, 2019	June 10, 2019	$0.3625
Third Quarter 2019	July 30, 2019	August 15, 2019	September 10, 2019	$0.3625
_________

(a)	Exelon's Board of Directors approved an updated dividend policy providing an increase of 5% each year for the period covering 2018 through 2020.
Other
For the six months ended June 30, 2019, other financing activities primarily consist of debt issuance costs. See Note 11 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances.
Credit Matters (All Registrants)
The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $9.8 billion in aggregate total commitments of which no financial institution has more than 7% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper market during the second quarter of 2019 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS of the Exelon 2018 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of June 30, 2019, it would have been required to provide incremental collateral of $1.5 billion to meet collateral obligations for derivatives, non-derivatives, normal purchases and normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within the $4.6 billion of available credit capacity of its revolver.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2019 and available credit facility capacity prior to any incremental collateral at June 30, 2019:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$11	$—	$995
PECO	1	31	600
BGE	12	31	594
Pepco	11	—	290
DPL	7	12	300
ACE	—	—	300
_________

(a)	Represents incremental collateral related to natural gas procurement contracts.
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

Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2019, are presented in the following table:

Exelon Intercompany Money Pool	During the Three Months Ended June 30, 2019		As of June 30, 2019
Contributed (Borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$262	$—	$111
Generation	179	—	179
PECO	—	(67)	(52)
BSC	—	(374)	(290)
PHI Corporate	—	(5)	(3)
PCI	60	—	55

PHI Intercompany Money Pool	During the Three Months Ended June 30, 2019		As of June 30, 2019
Contributed (Borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
PHI Corporate	$2	$(2)	$2
Pepco	38	—	38
DPL	—	(38)	(38)
PHISCO	4	—	2
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
Regulatory Authorizations
ComEd, PECO, BGE, Pepco, DPL and ACE are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of June 30, 2019
	Short-term Financing Authority(a)			Remaining Long-term Financing Authority(a)
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(b)	FERC	December 31, 2019	$2,500	ICC	August 1, 2021	$693
PECO(c)	FERC	December 31, 2019	1,500	PAPUC	December 31, 2021	1,900
BGE	FERC	December 31, 2019	700	MDPSC	N/A	400
Pepco	FERC	December 31, 2019	500	MDPSC / DCPSC	December 31, 2020	141
DPL	FERC	December 31, 2019	500	MDPSC / DPSC	December 31, 2020	150
ACE	NJBPU	December 31, 2019	350	NJBPU	December 31, 2020	200
_________

(a)	Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.

(b)	ComEd had $693 million available in new money long-term debt financing authority from the ICC as of June 30, 2019 and has an expiration date of August 1, 2021.

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
As of June 30, 2019, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 92%-95%, 70%-73% and 40%-43% for 2019, 2020 and 2021, respectively. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire economic hedge portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on June 30, 2019 market conditions and hedged position would be a decrease in pre-tax net income of approximately $19 million, $230 million and $533 million, respectively, for 2019, 2020 and 2021. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
Utility Registrants
There have been no significant changes or additions to the Utility Registrants exposures to commodity price risk that were described in ITEM 1A. RISK FACTORS of Exelon’s 2018 Annual Report on Form 10-K. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding commodity price risk exposure.
Trading and Non-Trading Marketing Activities
The following table detailing Exelon’s, Generation’s and ComEd’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s and ComEd’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2018 to June 30, 2019. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2019 and December 31, 2018.

	Exelon	Generation	ComEd
Total mark-to-market energy contract net assets (liabilities) at December 31, 2018(a)	$299	$548	$(249)
Total change in fair value during 2019 of contracts recorded in results of operations	(200)	(200)	—
Reclassification to realized of contracts recorded in results of operations	113	113	—
Changes in fair value — recorded through regulatory assets and liabilities(b)	(24)	—	(24)
Changes in allocated collateral	399	399	—
Net option premium paid/(received)	(48)	(48)	—
Option premium amortization	(43)	(43)	—
Upfront payments and amortizations(c)	(32)	(32)	—
Total mark-to-market energy contract net assets (liabilities) at June 30, 2019(a)	$464	$737	$(273)
_________

(a)	Amounts are shown net of collateral paid to and received from counterparties.

(b)
For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of June 30, 2019, ComEd recorded a regulatory liability of $273 million related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. For the six months ended June 30, 2019, ComEd recorded $24 million of decreases in fair value and an increase for realized losses due to settlements of $145 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

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

Exelon

	Maturities Within						Total Fair Value
	2019	2020	2021	2022	2023	2024 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(73)	$(75)	$(10)	$(8)	$13	$12	$(141)
Prices provided by external sources (Level 2)	44	(47)	24	(16)	—	—	5
Prices based on model or other valuation methods (Level 3)(c)	221	405	96	5	(9)	(118)	600
Total	$192	$283	$110	$(19)	$4	$(106)	$464
_________

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $756 million at June 30, 2019.

(c)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Generation

	Maturities Within						Total Fair Value
	2019	2020	2021	2022	2023	2024 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(73)	$(75)	$(10)	$(8)	$13	$12	$(141)
Prices provided by external sources (Level 2)	44	(47)	24	(16)	—	—	5
Prices based on model or other valuation methods (Level 3)	235	433	124	33	18	30	873
Total	$206	$311	$138	$9	$31	$42	$737
_________

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $756 million at June 30, 2019.
ComEd

	Maturities Within						Total Fair Value
	2019	2020	2021	2022	2023	2024 and Beyond
Commodity derivative contracts(a):
Prices based on model or other valuation methods (Level 3)	$(14)	$(28)	$(28)	$(28)	$(27)	$(148)	$(273)
_________

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Credit Risk (All Registrants)
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that execute derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for detailed discussion of credit risk.
Generation
The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchases and normal sales agreements, and applicable payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2019. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs and commodity exchanges, which are discussed below. Additionally, the figures in the tables below exclude exposures with affiliates, including net receivables with ComEd, PECO, BGE, Pepco, DPL and ACE of $70 million, $30 million, $32 million, $39 million, $15 million and $8 million as of June 30, 2019, respectively.

Rating as of June 30, 2019	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$859	$12	$847	$2	$249
Non-investment grade	30	11	19
No external ratings
Internally rated — investment grade	204	1	203
Internally rated — non-investment grade	117	11	106
Total	$1,210	$35	$1,175	$2	$249

	Maturity of Credit Risk Exposure
Rating as of June 30, 2019	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$795	$53	$11	$859
Non-investment grade	30	—	—	30
No external ratings
Internally rated — investment grade	135	37	32	204
Internally rated — non-investment grade	111	1	5	117
Total	$1,071	$91	$48	$1,210

Net Credit Exposure by Type of Counterparty	As of June 30, 2019
Financial institutions	$3
Investor-owned utilities, marketers, power producers	810
Energy cooperatives and municipalities	302
Other	60
Total	$1,175
_________

(a)	As of June 30, 2019, credit collateral held from counterparties where Generation had credit exposure included $25 million of cash and $9 million of letters of credit.

The Utility Registrants
There have been no significant changes or additions to the Utility Registrants exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2018 Annual Report on Form 10-K.
See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding credit exposure to suppliers.
Credit-Risk-Related Contingent Features (All Registrants)
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
Generation transacts output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s financial statements. As market prices rise above or fall below contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. To post collateral, Generation depends on access to bank credit facilities, which serve as liquidity sources to fund collateral requirements. See Note 13 — Debt and Credit Agreements of the Exelon Form 10-K for additional information.
Utility Registrants
As of June 30, 2019, the Utility Registrants were not required to post collateral under their energy and/or natural gas procurement contracts. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon and Generation may also utilize interest rate swaps to manage their interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $3 million decrease in Exelon pre-tax income for the six months ended June 30, 2019. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. See Note 10 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Equity Price Risk (Exelon and Generation)
Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of June 30, 2019, Generation’s NDT funds are reflected at fair value in its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $563 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Liquidity and Capital Resources section of ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information of equity price risk as a result of the current capital and credit market conditions.
Item 4.    Controls and Procedures
During the second quarter of 2019, each of Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI's, Pepco's, DPL's and ACE's management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by all Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2019, the principal executive officer and principal financial officer of each of Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. All Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, any of Exelon’s, Generation’s, ComEd’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s and ACE’s internal control over financial reporting.
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
Item 1A.    Risk Factors
Risks Related to Exelon
At June 30, 2019, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2018 Form 10-K in ITEM 1A. RISK FACTORS.
Item 4.    Mine Safety Disclosures
All Registrants
Not applicable to the Registrants.

Item 5.    Other Information
Exelon and ComEd—Subpoena
Exelon and ComEd received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Illinois requiring production of information concerning their lobbying activities in the State of Illinois. Exelon and ComEd have pledged to cooperate fully and are cooperating fully with the U.S. Attorney’s Office in expeditiously providing the requested information.
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

Exhibit No.	Description
4.1	Atlantic City Electric Company Indenture Supplemental, dated as of May 2, 2019, to the Mortgage and Deed of Trust, dated January 15, 1937 (File No. 001-03559, Form 8-K dated May 21, 2019, Exhibit 4.3)

4.2
Potomac Electric Power Company Supplemental Indenture, dated as of May 2, 2019, with respect to the Mortgage and Deed of Trust, dated July 1, 1936 (File No. 001-01072, Form 8-K dated June 13, 2019, Exhibit 4.2)

4.3
Exempt Facilities Loan Agreement dated as of June 1, 2019 between the Maryland Economic Development Corporation and Potomac Electric Power Company (File No. 001-01072, Form 8-K dated June 27, 2019, Exhibit 4.1)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed by the following officers for the following companies:

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
August 1, 2019

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
August 1, 2019

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
August 1, 2019

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
August 1, 2019

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
August 1, 2019

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
August 1, 2019

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
August 1, 2019

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
August 1, 2019

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
August 1, 2019