Form 10-K
period 2019-12-31
EXELON CORP; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; DELMARVA POWER & LIGHT CO /DE/; COMMONWEALTH EDISON Co; BALTIMORE GAS & ELECTRIC CO; ATLANTIC CITY ELECTRIC CO; PEPCO HOLDINGS LLC; EXELON GENERATION CO LLC
filed 2020-02-11
CIK 1109357, 78100, 79732, 27879, 22606, 9466, 8192, 1135971, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
Common Stock Purchase Warrants (1971 Warrants and Series B Warrants)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of June 30, 2019 was as follows:

Exelon Corporation Common Stock, without par value	$46,542,193,363
Exelon Generation Company, LLC	Not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	No established market
PECO Energy Company Common Stock, without par value	None
Baltimore Gas and Electric Company, without par value	None
Pepco Holdings LLC	Not applicable
Potomac Electric Power Company	None
Delmarva Power & Light Company	None
Atlantic City Electric Company	None
     The number of shares outstanding of each registrant’s common stock as of January 31, 2020 was as follows:

Exelon Corporation Common Stock, without par value	974,319,565
Exelon Generation Company, LLC	Not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,349
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	Not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

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

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL and ACE, collectively
Legacy PHI	PHI, Pepco, DPL, ACE, PES and PCI collectively
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
Antelope Valley	Antelope Valley Solar Ranch One
BondCo	RSB BondCo LLC
BSC	Exelon Business Services Company, LLC
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
EEDC	Exelon Energy Delivery Company, LLC
EGR IV	ExGen Renewables IV, LLC
EGRP	ExGen Renewables Partners, LLC
EGTP	ExGen Texas Power, LLC
Entergy	Entergy Nuclear FitzPatrick, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
Exelon Transmission Company	Exelon Transmission Company, LLC
Exelon Wind	Exelon Wind, LLC and Exelon Generation Acquisition Company, LLC
FitzPatrick	James A. FitzPatrick nuclear generating station
Ginna	R. E. Ginna nuclear generating station
PCI	Potomac Capital Investment Corporation and its subsidiaries
PEC L.P.	PECO Energy Capital, L.P.
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services or PES	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
RPG	Renewable Power Generation
SolGen	SolGen, LLC
TMI	Three Mile Island nuclear facility
UII	Unicom Investments, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
AGE	Albany Green Energy Project
AMI	Advanced Metering Infrastructure
AMP	Advanced Metering Program
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASA	Asset Sale Agreement
BGS	Basic Generation Service
CAISO	California ISO
CAP	Customer Assistance Program
CCGTs	Combined-Cycle gas turbines
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	Clean Energy Standard
Clean Air Act	Clean Air Act of 1963, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CODM	Chief Operating Decision Maker
Conectiv	Conectiv, LLC, a wholly owned subsidiary of PHI and the parent of DPL and ACE during the Predecessor periods
Conectiv Energy	Conectiv Energy Holdings, Inc. and substantially all of its subsidiaries, which were sold to Calpine in July 2010
ConEdison Solutions	The competitive retail electricity and natural gas business of Consolidated Edison Solutions, Inc., a subsidiary of Consolidated Edison, Inc
CSAPR	Cross-State Air Pollution Rule
CTA	Consolidated tax adjustment
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	District of Columbia Public Service Commission
DDOT	District Department of Transportation
DOE	United States Department of Energy
DOEE	Department of Energy & Environment
DOJ	United States Department of Justice
DPSC	Delaware Public Service Commission
DSP	Default Service Provider
DSP Program	Default Service Provider Program
EDF	Electricite de France SA and its subsidiaries
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EmPower	A Maryland demand-side management program for Pepco and DPL

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
EPA	United States Environmental Protection Agency
EPSA	Electric Power Supply Association
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
EROA	Expected Rate of Return on Assets
FASB	Financial Accounting Standards Board
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FRR	Fixed Resource Requirement
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IIP	Infrastructure Investment Program
Illinois EPA	Illinois Environmental Protection Agency
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
Integrys	Integrys Energy Services, Inc.
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	ISO New England Inc.
NYISO	New York ISO
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LLRW	Low-Level Radioactive Waste
LNG	Liquefied Natural Gas
LTIP	Long-Term Incentive Plan
MAPP	Mid-Atlantic Power Pathway
MATS	U.S. EPA Mercury and Air Toxics Rule
MBR	Market Based Rates Incentive
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
mmcf	Million Cubic Feet
Moody’s	Moody’s Investor Service
MOPR	Minimum Offer Price Rule
MRV	Market-Related Value
MW	Megawatt
MWh	Megawatt hour
n.m.	not meaningful
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NGS	Natural Gas Supplier
NJBPU	New Jersey Board of Public Utilities
NJDEP	New Jersey Department of Environmental Protection
NLRB	National Labor Relations Board
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOSA	Nuclear Operating Services Agreement
NPDES	National Pollutant Discharge Elimination System
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NWPA	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPC	Office of People’s Counsel
OPEB	Other Postretirement Employee Benefits
PA DEP	Pennsylvania Department of Environmental Protection
PAPUC	Pennsylvania Public Utility Commission
PCB	Polychlorinated Biphenyl
PGC	Purchased Gas Cost Clause
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
POR	Purchase of Receivables
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
Preferred Stock	Originally issued shares of non-voting, non-convertible and non-transferable Series A preferred stock, par value $0.01 per share

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
PRP	Potentially Responsible Parties
PSEG	Public Service Enterprise Group Incorporated
PV	Photovoltaic
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RES	Retail Electric Suppliers
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RGGI	Regional Greenhouse Gas Initiative
RMC	Risk Management Committee
RNF	Revenue Net of Purchased Power and Fuel Expense
ROE	Return on equity
ROU	Right-of-use
RPM	PJM Reliability Pricing Model
RPS	Renewable Energy Portfolio Standards
RSSA	Reliability Support Services Agreement
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SGIG	Smart Grid Investment Grant from DOE
SILO	Sale-In, Lease-Out
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPFPA	Security, Police and Fire Professionals of America
SPP	Southwest Power Pool
TCJA	Tax Cuts and Jobs Act
Transition Bond Charge	Revenue ACE receives, and pays to ACE Funding, to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees
Transition Bonds	Transition Bonds issued by ACE Funding
Upstream	Natural gas and oil exploration and production activities
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit
ZES	Zero Emission Standard

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, including those factors discussed with respect to the Registrants discussed in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18, Commitments and Contingencies; and (d) other factors discussed in filings with the SEC by the Registrants. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
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

PART I

ITEM 1.
General
Corporate Structure and Business and Other Information
Exelon is a utility services holding company engaged in the generation, delivery and marketing of energy through Generation and the energy distribution and transmission businesses through ComEd, PECO, BGE, Pepco, DPL and ACE.

Name of Registrant	State/Jurisdiction and	Business	Service
	Year of Incorporation		Territories
Exelon Generation Company, LLC	Pennsylvania (2000)
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
RTOs and ISOs exist in a number of regions to provide transmission service across multiple transmission systems. FERC has approved PJM, MISO, ISO-NE and SPP as RTOs and CAISO and NYISO as ISOs. These entities are responsible for regional planning, managing transmission congestion, developing wholesale markets for energy and capacity, maintaining reliability, market monitoring, the scheduling of physical power sales brokered through ICE and NYMEX and the elimination or reduction of redundant transmission charges imposed by multiple transmission providers when wholesale customers take transmission service across several transmission systems. ERCOT is not subject to regulation by FERC but performs a similar function in Texas to that performed by RTOs in markets regulated by FERC.
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
Acquisitions and Dispositions
Disposition of Oyster Creek. On July 1, 2019, Generation completed the sale with Holtec International (Holtec) and its indirect wholly owned subsidiary, Oyster Creek Environmental Protection, LLC (OCEP), of Oyster Creek located in Forked River, New Jersey, which permanently ceased generation operations on September 17, 2018.

Disposition of EGTP and Acquisition of Handley Generating Station. On November 7, 2017, EGTP and all of its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. As a result of the bankruptcy filing, EGTP’s assets and liabilities were deconsolidated from Exelon and Generation's consolidated financial statements. The Chapter 11 bankruptcy proceedings were finalized on April 17, 2018, resulting in the ownership of EGTP assets (other than the Handley Generating Station) being transferred to EGTP's lenders.
On April 4, 2018, Generation acquired the Handley Generating Station in conjunction with the EGTP Chapter 11 proceedings for a total purchase price of $62 million.
Acquisition of FitzPatrick. On March 31, 2017, Generation acquired the single-unit FitzPatrick plant located in Scriba, New York from Entergy for a total purchase price consideration of $289 million, resulting in an after-tax bargain purchase gain of $233 million in 2017.
Acquisition of ConEdison Solutions. On September 1, 2016, Generation acquired ConEdison Solutions for a purchase price of $257 million, including net working capital of $204 million. The renewable energy, sustainable services and energy efficiency businesses of ConEdison were excluded from the transaction.
See Note 2 — Mergers, Acquisitions and Dispositions and Note 11 — Asset Impairments of the Combined Notes to Consolidated Financial Statements for additional information on acquisitions and dispositions.
Generating Resources
At December 31, 2019, the generating resources of Generation consisted of the following:

Type of Capacity	MW
Owned generation assets(a)(b)
Nuclear	18,872
Fossil (primarily natural gas and oil)	9,665
Renewable(c)	3,057
Owned generation assets	31,594
Contracted generation(d)	4,765
Total generating resources	36,359

__________

(a)	See “Fuel” for sources of fuels used in electric generation.

(b)	Net generation capacity is stated at proportionate ownership share. See ITEM 2. PROPERTIES—Generation for additional information.

(c)	Includes wind, hydroelectric, solar and biomass generation.

(d)	Electric supply procured under site specific agreements.
Generation has five reportable segments, as described in the table below, representing the different geographical areas in which Generation’s generating resources are located and Generation's customer-facing activities are conducted.

Segment	% of Capacity	Geographical Area
Mid-Atlantic	32%	Eastern half of PJM, which includes Pennsylvania, New Jersey, Maryland, Virginia, West Virginia, Delaware, the District of Columbia and parts of North Carolina
Midwest	38%	Western half of PJM and the United States footprint of MISO, excluding MISO’s Southern Region
New York	6%	NYISO
ERCOT	11%	Electric Reliability Council of Texas
Other Power Regions	13%	New England, South, West and Canada

Nuclear Facilities
Generation has ownership interests in thirteen nuclear generating stations currently in service, consisting of 23 units with an aggregate of 18,872 MW of capacity. Generation wholly owns all of its nuclear generating stations, except for undivided ownership interests in three jointly-owned nuclear stations: Quad Cities (75% ownership), Peach Bottom (50% ownership), and Salem (42.59% ownership), which are consolidated in Exelon’s and Generation's financial statements relative to its proportionate ownership interest in each unit, and a 50.01% membership interest in CENG, a joint venture with EDF, which wholly owns the Calvert Cliffs and Ginna nuclear stations and Nine Mile Point Unit 1, in addition to an 82% undivided ownership interest in Nine Mile Point Unit 2. CENG is 100% consolidated in Exelon's and Generation's financial statements.
Generation and EDF entered into a Put Option Agreement on April 1, 2014, pursuant to which EDF has an option to sell its 49.99% equity interest in CENG to Generation. The put option became exercisable on January 1, 2016 and may be exercised any time until June 30, 2022. On November 20, 2019, Generation received notice of EDF’s intention to exercise the put option and sell its ownership share in CENG to Generation. Under the terms of the Put Option Agreement, the purchase price is to be determined by agreement of the parties, or absent such agreement, by a third-party arbitration process. The transaction will require approval of the NYPSC, the FERC and the NRC. The process and regulatory approvals could take one to two years or more to complete.
See ITEM 2. PROPERTIES for additional information on Generation's nuclear facilities and Note 22 — Variable Interest Entities of the Combined Notes to Consolidated Financial Statements for additional information regarding the CENG consolidation.
Generation’s nuclear generating stations are all operated by Generation, with the exception of the two units at Salem, which are operated by PSEG Nuclear, LLC (PSEG Nuclear), an indirect, wholly owned subsidiary of PSEG. In 2019, 2018 and 2017 electric supply (in GWh) generated from the nuclear generating facilities was 64%, 68% and 69%, respectively, of Generation’s total electric supply, which also includes fossil, hydroelectric and renewable generation and electric supply purchased for resale. Generation’s wholesale and retail power marketing activities are, in part, supplied by the output from the nuclear generating stations. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information of Generation’s electric supply sources.
Nuclear Operations
Capacity factors, which are significantly affected by the number and duration of refueling and non-refueling outages, can have a significant impact on Generation’s results of operations. Generation’s operations from its nuclear plants have historically had minimal environmental impact and the plants have a safe operating history.
During 2019, 2018 and 2017, the nuclear generating facilities operated by Generation achieved capacity factors of 95.7%, 94.6% and 94.1%, respectively. The capacity factors reflect ownership percentage of stations operated by Generation. Generation manages its scheduled refueling outages to minimize their duration and to maintain high nuclear generating capacity factors, resulting in a stable generation base for Generation’s wholesale and retail power marketing activities. During scheduled refueling outages, Generation performs maintenance and equipment upgrades in order to minimize the occurrence of unplanned outages and to maintain safe, reliable operations.
In addition to the maintenance and equipment upgrades performed by Generation during scheduled refueling outages, Generation has extensive operating and security procedures in place to ensure the safe operation of the nuclear units. Generation also has extensive safety systems in place to protect the plant, personnel and surrounding area in the unlikely event of an accident or other incident.
Regulation of Nuclear Power Generation
Generation is subject to the jurisdiction of the NRC with respect to the operation of its nuclear generating stations, including the licensing for operation of each unit. The NRC subjects nuclear generating stations to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security and environmental and radiological aspects of those stations. As part of its reactor oversight process, the NRC continuously assesses unit performance indicators and inspection results and communicates its assessment on a semi-annual basis. All nuclear generating stations operated by Generation are categorized by the NRC in the Licensee Response Column, which is the highest of five performance bands. The NRC may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of the operating licenses. Changes in regulations by the NRC may require a substantial increase in capital expenditures and/or operating costs for nuclear generating facilities.
Licenses
Generation has original 40-year operating licenses from the NRC for each of its nuclear units and has received 20-year operating license renewals from the NRC for all its nuclear units except Clinton. Additionally, PSEG has received 20-year operating license renewals for Salem Units 1 and 2.
The following table summarizes the current license expiration dates for Generation’s operating nuclear facilities in service:

Station	Unit	In-Service Date(a)	Current License Expiration
Braidwood	1	1988	2046
	2	1988	2047
Byron	1	1985	2044
	2	1987	2046
Calvert Cliffs	1	1975	2034
	2	1977	2036
Clinton(b)	1	1987	2027
Dresden	2	1970	2029
	3	1971	2031
FitzPatrick	1	1974	2034
LaSalle	1	1984	2042
	2	1984	2043
Limerick	1	1986	2044
	2	1990	2049
Nine Mile Point	1	1969	2029
	2	1988	2046
Peach Bottom(c)	2	1974	2033
	3	1974	2034
Quad Cities	1	1973	2032
	2	1973	2032
Ginna	1	1970	2029
Salem	1	1977	2036
	2	1981	2040
__________

(a)	Denotes year in which nuclear unit began commercial operations.

(b)
Although timing has been delayed, Generation currently plans to seek license renewal for Clinton and has notified the NRC that any license renewal application would not be filed until the first quarter of 2024. In 2019, the NRC approved a change of the operating license expiration for Clinton from 2026 to 2027.

(c)
On July 10, 2018, Generation submitted a second 20-year license renewal application to NRC for Peach Bottom Units 2 and 3. See Note 3 - Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

The operating license renewal process takes approximately four to five years from the commencement of the renewal process, which includes approximately two years for Generation to develop the application and approximately two years for the NRC to review the application. To date, each granted license renewal has been for 20 years beyond the original operating license expiration. Depreciation provisions are based on the estimated useful lives of the stations, which reflect the first renewal of the operating licenses for all of Generation’s operating nuclear generating stations except for Clinton and Peach Bottom. Clinton depreciation provisions are based on an estimated useful life of 2027 which is the last year of the Illinois ZES. Peach Bottom depreciation provisions are based on estimated useful life of 2053 and 2054 for Unit 2 and Unit 3, respectively, which reflects the anticipated second renewal of its operating licenses. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on FEJA and Note 6 — Early Plant Retirements of the Combined Notes to Consolidated Financial Statements for additional information on early retirements.
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
As of December 31, 2019, Generation had approximately 84,700 SNF assemblies (21,000 tons) stored on site in SNF pools or dry cask storage which includes SNF assemblies at Zion Station, for which Generation retains ownership even though the responsibility for decommissioning Zion Station has been assumed by another party, and TMI, which is no longer operational. See the Decommissioning section below for additional information regarding Zion Station. All currently operating Generation-owned nuclear sites have on-site dry cask storage. TMI's on-site dry cask storage is projected to be in operation in 2021. On-site dry cask storage in concert with on-site storage pools will be capable of meeting all current and future SNF storage requirements at Generation’s sites through the end of the license renewal periods and through decommissioning.
For a discussion of matters associated with Generation’s contracts with the DOE for the disposal of SNF, see Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements.
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
Generation ships its Class A LLRW, which represents 93% of LLRW generated at its stations, to disposal facilities in Utah and South Carolina, which have enough storage capacity to store all Class A LLRW for the life of all stations in Generation's nuclear fleet. The disposal facility in South Carolina at present is only receiving LLRW from LLRW generators in South Carolina, New Jersey (which includes Salem) and Connecticut.
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
Nuclear Insurance
Generation is subject to liability, property damage and other risks associated with major incidents at all of its nuclear stations. Generation has reduced its financial exposure to these risks through insurance and other industry risk-sharing provisions. See “Nuclear Insurance” within Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
For information regarding property insurance, see ITEM 2. PROPERTIES — Generation. Generation is self-insured to the extent that any losses may exceed the amount of insurance maintained or are within the policy deductible for its insured losses. Such losses could have a material adverse effect on Exelon’s and Generation’s future financial statements.

Decommissioning
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts at the end of the life of the facility to decommission the facility. The ultimate decommissioning obligation will be funded by the NDTs. At December 31, 2019 the fair value of NDTs exceeds the balance of the Nuclear AROs. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Exelon Corporation, Executive Overview; ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Critical Accounting Policies and Estimates, Nuclear Decommissioning, Asset Retirement Obligations and Nuclear Decommissioning Trust Fund Investments; and Note 3 — Regulatory Matters, Note 2 — Mergers, Acquisitions and Dispositions, Note 17 — Fair Value of Financial Assets and Liabilities and Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information regarding Generation’s NDT funds and its decommissioning obligations.
Zion Station Decommissioning. On September 1, 2010, Generation completed an Asset Sale Agreement (ASA) with EnergySolutions, Inc. and its wholly owned subsidiaries, EnergySolutions, LLC and ZionSolutions under which ZionSolutions has assumed responsibility for decommissioning Zion Station. See Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information.
Fossil and Renewable Facilities (including Hydroelectric)
Generation wholly owns all of its fossil and renewable generating stations, with the exception of: (1) Wyman; (2) certain wind project entities and a biomass project entity with minority interest owners; and (3) EGRP which is owned 49% by another owner. See Note 22 — Variable Interest Entities of the Combined Notes to Consolidated Financial Statements for additional information regarding EGRP which is a VIE. Generation’s fossil and renewable generating stations are all operated by Generation, with the exception of Wyman, which is operated by a third party. In 2019, 2018 and 2017, electric supply (in GWh) generated from owned fossil and renewable generating facilities was 11%, 11% and 12%, respectively, of Generation’s total electric supply. The majority of this output was dispatched to support Generation’s wholesale and retail power marketing activities. For additional information regarding Generation’s electric generating facilities, see ITEM 2. PROPERTIES.
Licenses
Fossil and renewable generation plants are generally not licensed, and, therefore, the decision on when to retire plants is, fundamentally, a commercial one. FERC has the exclusive authority to license most non-Federal hydropower projects located on navigable waterways or Federal lands, or connected to the interstate electric grid, which include Generation's Conowingo Hydroelectric Project (Conowingo) and Muddy Run Pumped Storage Facility Project (Muddy Run). Muddy Run's license expires on December 1, 2055. On August 29, 2012, Generation submitted a hydroelectric license application to the FERC for a new license for Conowingo. Based on the FERC procedural schedule, the FERC licensing process for Conowingo was not completed prior to the expiration of the plant’s license on September 1, 2014. As a result, on September 10, 2014, FERC issued an annual license for Conowingo, effective as of the expiration of the previous license. The annual license renews automatically absent any further FERC action. The stations are currently being depreciated over their estimated useful lives, which include actual and anticipated license renewal periods. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Insurance
Generation maintains business interruption insurance for its renewable projects, but not for its fossil and hydroelectric operations unless required by contract or financing agreements. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on financing agreements. Generation maintains both property damage and liability insurance. For property damage and liability claims for these operations, Generation is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on Exelon’s and Generation’s future financial conditions and their results of operations and cash flows. For information regarding property insurance, see ITEM 2. PROPERTIES — Exelon Generation Company, LLC.

Contracted Generation
In addition to energy produced by owned generation assets, Generation sources electricity from plants it does not own under long-term contracts. The following tables summarize Generation’s long-term contracts to purchase unit-specific physical power with an original term in excess of one year in duration, by region, in effect as of December 31, 2019:

Region	Number of Agreements	Expiration Dates	Capacity (MW)
Mid-Atlantic	13	2020 - 2032	235
Midwest	3	2020 - 2031	332
ERCOT	6	2020 - 2035	1,706
Other Power Regions	16	2020 - 2030	2,492
Total	38		4,765

	2020	2021	2022	2023	2024	Thereafter	Total
Capacity Expiring (MW)	1,054	814	304	168	50	2,375	4,765
Fuel
The following table shows sources of electric supply in GWh for 2019 and 2018:

	Source of Electric Supply
	2019	2018
Nuclear(a)	181,326	185,020
Purchases — non-trading portfolio	70,939	59,154
Fossil (primarily natural gas and oil)	21,554	21,015
Renewable(b)	7,777	8,469
Total supply	281,596	273,658

__________

(a)
Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g., CENG).  Nuclear generation for 2019 and 2018 includes physical volumes of 35,745 GWh and 35,100 GWh, respectively, for CENG.

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
Generation uses financial instruments to mitigate price risk associated with certain commodity price exposures, using both over-the-counter and exchange-traded instruments. See ITEM 1A. RISK FACTORS, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Critical Accounting Policies and Estimates and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding derivative financial instruments.
Power Marketing
Generation’s integrated business operations include physical delivery and marketing of power.  Generation largely obtains physical power supply from its owned and contracted generation in multiple geographic regions. The commodity risks associated with the output from owned and contracted generation is managed using various commodity transactions including sales to customers. The main objective is to obtain low-cost energy supply to meet physical delivery obligations to both wholesale and retail customers. Generation sells electricity, natural gas and other energy related products and solutions to various customers, including distribution utilities, municipalities, cooperatives, and commercial, industrial, governmental and residential customers in competitive markets. Where necessary, Generation may also purchase transmission service to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs.
Price and Supply Risk Management
Generation also manages the price and supply risks for energy and fuel associated with generation assets and the risks of power marketing activities. Generation implements a three-year ratable sales plan to align its hedging strategy with its financial objectives. Generation may also enter into transactions that are outside of this ratable sales plan. Generation is exposed to commodity price risk in 2020 and beyond for portions of its electricity portfolio that are unhedged. As of December 31, 2019, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 91%-94% and 61%-64% for 2020 and 2021, respectively. The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted generation based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products and options. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts, including sales to the Utility Registrants to serve their retail load. A portion of Generation’s hedging strategy may be implemented through the use of fuel products based on assumed correlations between power and fuel prices. The risk management group and Exelon’s RMC monitor the financial risks of the wholesale and retail power marketing activities. Generation also uses financial and commodity contracts for proprietary trading purposes, but this activity accounts for only a small portion of Generation’s efforts. The proprietary trading portfolio is subject to a risk management policy that includes stringent risk management limits. See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information.
Capital Expenditures
Generation’s business is capital intensive and requires significant investments primarily in nuclear fuel and energy generation assets. Generation’s estimated capital expenditures for 2020 includes Generation's share of the investment in the co-owned Salem plant and the total capital expenditures for CENG. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Liquidity and Capital Resources, for additional information regarding projected 2020 capital expenditures.

Utility Registrants
Utility Operations
Service Territories and Franchise Agreements
The following table presents the size of service territories, populations of each service territory and the number of customers within each service territory for the Utility Registrants as of December 31, 2019:

	ComEd	PECO	BGE	Pepco	DPL	ACE
Service Territories (in square miles)
Electric	11,400	2,100	2,300	640	5,400	2,800
Natural Gas	n/a	1,960	3,050	n/a	270	n/a
Total	11,400	2,100	3,250	640	5,400	2,800

Service Territory Population (in millions)
Electric	9.6	4.0	3.0	2.4	1.5	1.1
Natural Gas	n/a	2.5	2.9	n/a	0.6	n/a
Total	9.6	4.0	3.1	2.4	1.5	1.1
Main City	Chicago	Philadelphia	Baltimore	District of Columbia	Wilmington	Atlantic City
Main City Population	2.7	1.6	0.6	0.7	0.1	0.1

Number of Customers (in millions)
Electric	4.1	1.7	1.3	0.9	0.5	0.6
Natural Gas	n/a	0.5	0.7	n/a	0.1	n/a
Total	4.1	1.7	1.3	0.9	0.5	0.6
The Utility Registrants have the necessary authorizations to perform their current business of providing regulated electric and natural gas distribution services in the various municipalities and territories in which they now supply such services. These authorizations include charters, franchises, permits, and certificates of public convenience issued by local and state governments and state utility commissions. ComEd's, BGE's (gas), Pepco DC's and ACE's rights are generally non-exclusive while PECO's, BGE's (electric), Pepco MD's and DPL's rights are generally exclusive. Certain authorizations are perpetual while others have varying expiration dates. The Utility Registrants anticipate working with the appropriate governmental bodies to extend or replace the authorizations prior to their expirations.
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
ComEd, BGE, Pepco and DPL Maryland have electric distribution decoupling mechanisms and BGE has a natural gas decoupling mechanism that eliminate the favorable and unfavorable impacts of weather and customer usage patterns on electric distribution and natural gas delivery volumes. As a result, ComEd’s, BGE’s, Pepco’s and DPL’s Maryland electric distribution revenues and BGE's natural gas distribution revenues are not materially impacted by delivery volumes. PECO’s electric distribution revenues and natural gas distribution revenues, ACE’s electric distribution revenues and DPL’s Delaware electric distribution and natural gas revenues are impacted by delivery volumes.
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
ComEd, Pepco and ACE customers have the choice to purchase electricity, and PECO, BGE and DPL customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. The Utility Registrants remain the distribution service providers for all customers and are obligated to deliver electricity and natural gas to customers in their respective service territories while charging a regulated rate for distribution service. In addition, the Utility Registrants also retain significant default service obligations to provide electricity to certain groups of customers in their respective service areas who do not choose a competitive electric generation supplier. PECO and BGE also retain significant default service obligations to provide natural gas to certain groups of customers in their respective service areas who do not choose a competitive natural gas supplier. For natural gas, DPL does not retain default service obligations for its residential customers.
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
See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Results of Operations and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding electric and natural gas distribution services.
Procurement-Related Proceedings
The Utility Registrants' electric supply for its customers is primarily procured through contracts as required by their respective state commissions. The Utility Registrants procure electricity supply from various approved bidders, including Generation. RTO spot market purchases and sales are utilized to balance the utility electric load and supply as required. Charges incurred for electric supply procured through contracts with Generation are included in Purchased power from affiliates on the Utility Registrants' Statements of Operations and Comprehensive Income.
PECO's, BGE’s and DPL's natural gas supplies are purchased from a number of suppliers for terms of up to three years. PECO, BGE and DPL have annual firm supply and transportation contracts of 132,000 mmcf, 129,000 mmcf and 58,000 mmcf, respectively. In addition, to supplement gas supply at times of heavy winter demands and in the event of temporary emergencies, PECO, BGE and DPL have available storage capacity from the following sources:

	Peak Natural Gas Sources (in mmcf)
	Liquefied Natural Gas Facility	Propane-Air Plant	Underground Storage Service Agreements (a)
PECO	1,200	150	18,000
BGE	1,056	550	22,000
DPL	250	n/a	3,900
___________

(a)	Natural gas from underground storage represents approximately 28%, 42% and 30% of PECO's, BGE’s and DPL's 2019-2020 heating season planned supplies, respectively.
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
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, Commodity Price Risk (All Registrants), for additional information regarding Utility Registrants' contracts to procure electric supply and natural gas.
Energy Efficiency Programs
The Utility Registrants are generally allowed to recover costs associated with the energy efficiency and demand response programs they offer. Each commission approved program seeks to meet mandated electric consumption reduction targets and implement demand response measures to reduce peak demand. The programs are designed to meet standards required by each respective regulatory agency.
ComEd is allowed to earn a return on its energy efficiency costs. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Capital Investment
The Utility Registrants' businesses are capital intensive and require significant investments, primarily in electric transmission and distribution and natural gas transportation and distribution facilities, to ensure the adequate capacity, reliability and efficiency of their systems. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Liquidity and Capital Resources, for additional information regarding projected 2020 capital expenditures.
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
The Utility Registrants' transmission rates are established based on a formula that was approved by FERC as shown below:

Approval Date
ComEd	January 2008
PECO	December 2019
BGE	April 2006
Pepco	April 2006
DPL	April 2006
ACE	April 2006
Employees
The following table presents employee information, including information about collective bargaining agreements (CBAs), as of December 31, 2019:

	Total Employees	Total Employees Covered by CBAs	Number of CBAs	CBAs New and Renewed in 2019(a)	Total Employees Under CBAs New and Renewed in 2019
Exelon	32,713	12,310	32	6	2,593
Generation	13,082	3,648	20	2	189
ComEd	6,182	3,462	2	—	—
PECO	2,752	1,398	2	—	—
BGE	3,151	1,436	1	1	1,436
PHI	4,188	2,268	7	3	968
Pepco	1,389	953	1	1	953
DPL	936	652	2	—	—
ACE	639	398	2	—	—
 __________

(a)	Does not include CBAs that were extended in 2019 while negotiations are ongoing for renewal.

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
The Exelon Board of Directors is responsible for overseeing the management of environmental matters. Exelon has a management team to address environmental compliance and strategy, including the CEO; the Senior Vice President, Corporate Strategy & Chief Innovation and Sustainability Officer; the Senior Vice President, Competitive Market Policy; and the Director, Safety & Sustainability, as well as senior management of the Registrants. Performance of those individuals directly involved in environmental compliance and strategy is reviewed and affects compensation as part of the annual individual performance review process. The Exelon Board of Directors has delegated to its Generation Oversight Committee and the Corporate Governance Committee the authority to oversee

Exelon’s compliance with health, environmental and safety laws and regulations and its strategies and efforts to protect and improve the quality of the environment, including Exelon’s internal climate change and sustainability policies and programs, as discussed in further detail below. The respective Boards of the Utility Registrants oversee environmental, health and safety issues related to these companies.
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
See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information regarding clean air regulation in the forms of the CSAPR, regulation of hazardous air pollutants from coal- and oil-fired electric generating facilities under MATS, and regulation of GHG emissions.
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
Generation, the Utility Registrants and their subsidiaries are, or could become in the future, parties to proceedings initiated by the EPA, state agencies and/or other responsible parties under CERCLA and RCRA with respect to a number of sites, including MGP sites, or may undertake to investigate and remediate sites for which they may be subject to enforcement actions by an agency or third-party.
See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to environmental matters.
Environmental Remediation
ComEd’s and PECO’s environmental liabilities primarily arise from contamination at former MGP sites. ComEd, pursuant to an ICC order, and PECO, pursuant to settlements of natural gas distribution rate cases with the PAPUC, have an on-going process to recover environmental remediation costs of the MGP sites through a provision within customer rates. BGE, ACE, Pepco and DPL do not have material contingent liabilities relating to MGP sites. The amount to be expended in 2020 for compliance with environmental remediation related to contamination at former MGP sites and other gas purification sites is expected to total $49 million which consists primarily of $45 million at ComEd. The Utility Registrants also have contingent liabilities for environmental remediation of non-MGP contaminants (e.g., PCBs). As of December 31, 2019, the Utility Registrants have established appropriate contingent liabilities for environmental remediation requirements.
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
In addition, Generation and the Utility Registrants may be required to make significant additional expenditures not presently determinable for other environmental remediation costs.

See Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the Registrants’ environmental remediation efforts and related impacts to the Registrants’ Consolidated Financial Statements.
Global Climate Change
Exelon has utility and generation assets, and customers, that are and will be further subject to the impacts of climate change. Accordingly, Exelon is engaged in a variety of initiatives to understand and mitigate these impacts, including investments in resiliency, partnering with federal, state and local governments to minimize impacts, and, importantly, advocating for public policy that reduces emissions that cause climate change. Exelon, as a producer of electricity from predominantly low- and zero-carbon generating facilities (such as nuclear, hydroelectric, natural gas, wind and solar photovoltaic), has a relatively small GHG emission profile, or carbon footprint, compared to other domestic generators of electricity (Exelon neither owns nor operates any coal-fueled generating assets). Exelon's natural gas and biomass fired generating plants produce GHG emissions, most notably, CO2. However, Generation’s owned-asset emission intensity, or rate of carbon dioxide equivalent (CO2e) emitted per unit of electricity generated, is among the lowest in the industry. Other GHG emission sources at Exelon include natural gas (methane) leakage on the natural gas systems, sulfur hexafluoride (SF6) leakage from electric transmission and distribution operations, refrigerant leakage from chilling and cooling equipment, and fossil fuel combustion in motor vehicles. Exelon facilities and operations are subject to the global impacts of climate change and Exelon believes its operations could be significantly affected by the physical risks of climate change. See ITEM 1A. RISK FACTORS for additional information.
Climate Change Regulation
Exelon is or may become subject to additional climate change regulation or legislation at the federal, regional and state levels.
International Climate Change Agreements. At the international level, the United States is a Party to the United Nations Framework Convention on Climate Change (UNFCCC). The Parties to the UNFCCC adopted the Paris Agreement at the 21st session of the UNFCCC Conference of the Parties (COP 21) on December 12, 2015, and it became effective on November 4, 2016. Under the Paris Agreement, the Parties agreed to try to limit the global average temperature increase to 2°C (3.6°F) above pre-industrial levels. In doing so, Parties developed their own national reduction commitments. The United States submitted a non-binding target of 17% below 2005 emission levels by 2020 and 26% to 28% below 2005 levels by 2025. President Trump has stated his intention to withdraw the U.S. from the Paris Agreement, but no formal action has been initiated. A withdrawal would not be effective until November 2020 at the earliest.
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
Under the Obama Administration, the EPA finalized its Clean Power Plan regulations to reduce GHG emissions from fossil fuel-fired power plants. Subsequently, the Trump Administration EPA proposed regulations on October 16, 2017 to repeal the CPP on the basis that the new Administration believed that the CPP rule went beyond the EPA's authority to establish a best system of emissions reduction (BSER) for existing power plants. On August 31, 2018, EPA proposed its Affordable Clean Energy rule to replace the CPP with revised emission guidelines based on heat rate improvement measures that could be achieved within the fence line of existing power plants. In June 2019, EPA issued a final rule that repealed the CPP, and finalized the Affordable Clean Energy rule. The Affordable Clean Energy rule is currently being litigated.
Given litigation uncertainty around the final Affordable Clean Energy rule, Exelon and Generation cannot predict the impacts of regulation of existing power plants, or individual state responses to developments related to final resolution of the Affordable Clean Energy rule, or how developments will impact their future financial statements.
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
In June 2019, New Jersey was accepted as a RGGI member effective January 2020. In October 2019, Governor Wolf of Pennsylvania issued an Executive Order that directed the Pennsylvania Department of Environmental Protection to begin a rulemaking process that will allow Pennsylvania to join the RGGI, with the goal of reducing carbon emissions from the electricity sector.
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
Regardless of whether GHG regulation occurs at the local, state, or federal level, Exelon remains one of the largest, lowest-carbon electric generators in the United States, relying mainly on nuclear, natural gas, hydropower, wind, and solar. The extent that the low-carbon generating fleet will continue to be a competitive advantage for Exelon depends on resolution of the CPP and Affordable Clean Energy regulations and associated current or future litigation at the federal level, new or expanded state action on greenhouse gas emissions or direct support of clean energy technologies, including nuclear, as well as potential market reforms that value our fleet’s emission-free attributes.
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

Information about our Executive Officers as of February 11, 2020
Exelon

Name	Age	Position	Period
Crane, Christopher M.	61	Chief Executive Officer, Exelon;	2012 - Present
		President, Exelon	2008 - Present

Cornew, Kenneth W.	54	Senior Executive Vice President and Chief Commercial Officer, Exelon;	2013 - Present
		President and CEO, Generation	2013 - Present

Butler, Calvin G.	50	Senior Executive Vice President, Exelon; Chief Executive Officer, Exelon Utilities	2019 - Present
		Chief Executive Officer, BGE	2014 - 2019

Dominguez, Joseph	57	Chief Executive Officer, ComEd	2018 - Present
		Executive Vice President, Governmental & Regulatory Affairs and Public Policy, Exelon	2015 - 2018
		Senior Vice President, Governmental & Regulatory Affairs and Public Policy, Exelon	2012 - 2015

Innocenzo, Michael A.	54	President and Chief Executive Officer, PECO	2018 - Present
		Senior Vice President and Chief Operations Officer, PECO	2012 - 2018

Khouzami, Carim V.	44	Chief Executive Officer, BGE	2019 - Present
		Senior Vice President, Chief Operating Officer, Exelon Utilities	2018 - 2019
		Senior Vice President, Chief Financial Officer, Exelon Utilities	2016 - 2018
		Senior Vice President, Chief Integration Officer, Exelon	2014 - 2016

Velazquez, David M.	60	President and Chief Executive Officer, PHI	2016 - Present
		President and Chief Executive Officer, Pepco, DPL and ACE	2009 - Present
		Executive Vice President, Pepco Holdings, Inc.	2009 - 2016

Von Hoene Jr., William A.	66	Senior Executive Vice President and Chief Strategy Officer, Exelon	2012 - Present

Nigro, Joseph	55	Senior Executive Vice President and Chief Financial Officer, Exelon	2018 - Present
		Executive Vice President, Exelon; Chief Executive Officer, Constellation	2013 - 2018

Aliabadi, Paymon	57	Executive Vice President and Chief Risk Officer, Exelon	2013 - Present

Souza, Fabian E.	49	Senior Vice President and Corporate Controller, Exelon	2018 - Present
		Senior Vice President and Deputy Controller, Exelon	2017 - 2018
		Vice President, Controller and Chief Accounting Officer, The AES Corporation	2015 - 2017
		Vice President, Internal Audit and Advisory Services, The AES Corporation	2014 - 2015

Generation

Name	Age	Position	Period
Cornew, Kenneth W.	54	Senior Executive Vice President and Chief Commercial Officer, Exelon;	2013 - Present
		President and Chief Executive Officer, Generation	2013 - Present

Pacilio, Michael J.	59	Executive Vice President and Chief Operating Officer, Generation	2015 - Present
		President, Exelon Nuclear; Senior Vice President and Chief Nuclear Officer, Generation	2010 - 2015

Hanson, Bryan C	54	President and Chief Nuclear Officer, Exelon Nuclear; Senior Vice President, Generation	2015 - Present

McHugh, James	48	Executive Vice President, Exelon; Chief Executive Officer, Constellation	2018 - Present
		Senior Vice President, Portfolio Management & Strategy, Constellation	2016 - 2018
		Vice President, Portfolio Management, Constellation	2012 - 2016

Barnes, John	56	Senior Vice President, Generation; President, Exelon Power	2018 - Present
		Senior Vice President, Generation, Senior Vice President and Chief Operating Officer, Exelon Power	2012 - 2018

Wright, Bryan P.	53	Senior Vice President and Chief Financial Officer, Generation	2013 - Present

Bauer, Matthew N.	43	Vice President and Controller, Generation	2016 - Present
		Vice President and Controller, BGE	2014 - 2016

ComEd

Name	Age	Position	Period
Dominguez, Joseph	57	Chief Executive Officer, ComEd	2018 - Present
		Executive Vice President, Governmental & Regulatory Affairs and Public Policy, Exelon	2015 - 2018
		Senior Vice President, Governmental & Regulatory Affairs and Public Policy, Exelon	2012 - 2015

Donnelly, Terence R.	59	President and Chief Operating Officer, ComEd	2018 - Present
		Executive Vice President and Chief Operating Officer, ComEd	2012 - 2018

Jones, Jeanne M.	40	Senior Vice President, Chief Financial Officer and Treasurer, ComEd	2018 - Present
		Vice President, Finance, Exelon Nuclear	2014 - 2018

Park, Jane	47	Senior Vice President, Customer Operations, ComEd	2018 - Present
		Vice President, Regulatory Policy & Strategy, ComEd	2016 - 2018
		Director, Business Strategy & Technology, ComEd	2014 - 2016

Gomez, Veronica	50	Senior Vice President, Regulatory and Energy Policy and General Counsel, ComEd	2017 - Present
		Vice President and Deputy General Counsel, Litigation, Exelon	2012 - 2017

Washington, Melissa	50	Senior Vice President, Governmental and External Affairs, ComEd	2019 - Present
		Vice President, Governmental and External Affairs, ComEd	2019 -2019
		Vice President, External Affairs and Large Customer Services, ComEd	2016 - 2019
		Vice President, Corporate Affairs, Exelon Business Services Company	2014 - 2016

Perez, David	50	Senior Vice President, Distribution Operations, ComEd	2019 - Present
		Vice President, Transmission and Substation, ComEd	2016 - 2019
		Vice President, Regional Operations, ComEd	2010 - 2016

Kozel, Gerald J.	47	Vice President, Controller, ComEd	2013 - Present

PECO

Name	Age	Position	Period
Innocenzo, Michael A.	54	President and Chief Executive Officer, PECO	2018 - Present
		Senior Vice President and Chief Operations Officer, PECO	2012 - 2018

McDonald, John	62	Senior Vice President and Chief Operations Officer, PECO	2018 - Present
		Vice President, Integration, PHI	2016 - 2018
		Vice President, Technical Services	2006 - 2016
Stefani, Robert J.	45	Senior Vice President, Chief Financial Officer and Treasurer, PECO	2018 - Present
		Vice President, Corporate Development, Exelon	2015 - 2018
		Director, Corporate Development, Exelon	2012 - 2015

Murphy, Elizabeth A.	60	Senior Vice President, Governmental and External Affairs, PECO	2016 - Present
		Vice President, Governmental and External Affairs, PECO	2012 - 2016

Webster Jr., Richard G.	58	Vice President, Regulatory Policy and Strategy, PECO	2012 - Present

Williamson, Olufunmilayo	41	Senior Vice President, Customer Operations, PECO	2020 - Present
		Senior Vice President, Chief Commercial Risk Officer, Exelon	2017 - 2020
		Vice President, Commercial Risk Management, Exelon	2015 - 2017

Gay, Anthony	54	Vice President and General Counsel, PECO	2019 - Present
		Vice President, Governmental and External Affairs, PECO	2016 - 2019
		Associate General Counsel, Exelon	2010 - 2016

Bailey, Scott A.	43	Vice President and Controller, PECO	2012 - Present

BGE

Name	Age	Position	Period
Khouzami, Carim V.	44	Chief Executive Officer, BGE	2019 - Present
		Senior Vice President, Chief Operating Officer, Exelon Utilities	2018 - 2019
		Senior Vice President, Chief Financial Officer, Exelon Utilities	2016 - 2018
		Senior Vice President, Chief Integration Officer, Exelon	2014 - 2016

Woerner, Stephen J.	52	President, BGE	2014 - Present
		Chief Operating Officer, BGE	2012 - Present

Vahos, David M.	47	Senior Vice President, Chief Financial Officer and Treasurer, BGE	2016 - Present
		Vice President, Chief Financial Officer and Treasurer, BGE	2014 - 2016

Núñez, Alexander G.	48	Senior Vice President, Regulatory Affairs and Strategy, BGE	2020 - Present
		Senior Vice President, Regulatory and External Affairs, BGE	2016 - 2020
		Vice President, Governmental and External Affairs, BGE	2013 - 2016

Case, Mark D.	58	Vice President, Strategy and Regulatory Affairs, BGE	2012 - Present

Oddoye, Rodney	43	Senior Vice President, Governmental and External Affairs, BGE	2020 - Present
		Vice President, Customer Operations, BGE	2018 - 2020
		Director, Northeast Regional Electric Operations, BGE	2016 - 2018
		Director, Financial Operations, BGE	2015 - 2016
		Manager, Distribution Operations, BGE	2013 - 2015

Olivier, Tamla	47	Senior Vice President, Customer Operations, BGE	2020 - Present
		Senior Vice President, Constellation NewEnergy, Inc.	2016 - 2020
		VP, Human Resources, Exelon Business Services Company	2012 - 2016

Corse, John	59	Vice President and General Counsel, BGE	2018 - Present
		Associate General Counsel, Exelon	2012 - 2018

Holmes, Andrew W.	51	Vice President and Controller, BGE	2016 - Present
		Director, Generation Accounting, Exelon	2013 - 2016

PHI, Pepco, DPL and ACE

Name	Age	Position	Period
Velazquez, David M.	60	President and Chief Executive Officer, PHI	2016 - Present
		Executive Vice President, Pepco Holdings, Inc.	2009 - 2016
		President and Chief Executive Officer, Pepco, DPL and ACE	2009 - Present

Anthony, J. Tyler	55	Senior Vice President and Chief Operating Officer, PHI, Pepco, DPL and ACE	2016 - Present
		Senior Vice President, Distribution Operations, ComEd	2010 - 2016

Barnett, Phillip S.	56	Senior Vice President, Chief Financial Officer and Treasurer, PHI, Pepco, DPL and ACE	2018 - Present
		Senior Vice President and Chief Financial Officer, PECO	2007 - 2018
		Treasurer, PECO	2012 - 2018

Lavinson, Melissa	50	Senior Vice President, Governmental & External Affairs, PHI, Pepco, DPL and ACE	2018 - Present
		Vice President, Federal Affairs and Policy and Chief Sustainability Officer, PG&E Corporation	2015 - 2018
		Vice President, Federal Affairs, PG&E Corporation	2012 - 2015

Stark, Wendy E.	47	Senior Vice President, Legal and Regulatory Strategy and General Counsel, PHI, Pepco, DPL and ACE	2019 - Present
		Vice President and General Counsel, PHI, Pepco DPL and ACE	2016 - 2018
		Deputy General Counsel, Pepco Holdings, Inc.	2012 - 2016

McGowan, Kevin M.	58	Vice President, Regulatory Policy and Strategy, PHI, Pepco, DPL and ACE	2016 - Present
		Vice President, Regulatory Affairs, Pepco Holdings, Inc.	2012 - 2016

Dickens, Derrick	55	Senior Vice President, Customer Operations, PHI	2020 - Present
		Vice President, Technical Services, BGE	2016 - 2020
		Director, Advanced Meter Infrastructure, PECO	2012 - 2016

Aiken, Robert	53	Vice President and Controller, PHI, Pepco, DPL and ACE	2016 - Present
		Vice President and Controller, Generation	2012 - 2016

ITEM 1A.	RISK FACTORS
Each of the Registrants operates in a complex market and regulatory environment that involves significant risks, many of which are beyond that Registrant’s direct control. Such risks, which could negatively affect one or more of the Registrants’ consolidated financial statements, fall primarily under the categories below:
Market and Financial Factors primarily include:

•	the price of fuels, in particular the price of natural gas, which affects power prices,

•	the generation resources in the markets in which the Registrants operate,

•	the demand for electricity, reliability of service and affordability in the markets where the Registrants conduct their business,

•	the impacts of on-going competition, and

•	emerging technologies and business models.
Regulatory and Legislative Factors primarily include changes to the laws and regulations that govern:

•	the design of power markets,

•	zero emission credit programs,

•	utility regulatory business model,

•	regulations and other standards,

•	environmental policy, and

•	tax policy.
Operational Factors primarily include:

•
changes in the global climate could produce extreme weather events, which could put the Registrant’s facilities at risk, and the effects of climate change regulation could impact the GHG emissions from the Registrant’s operations,

•	the safe, secure and effective operation of Generation’s nuclear facilities and the ability to effectively manage the associated decommissioning obligations,

•
the ability of the Registrants to maintain the reliability, resiliency and safety of their energy delivery systems, which could affect the operating costs of the Registrants and the opinions of their customers and regulators, and

•	the Registrants face physical and cyber security risks as the owner-operators of generation, transmission and distribution facilities and as participants in commodities trading.
There may be further risks and uncertainties that are not presently known or that are not currently believed by the Registrants to be material that could negatively affect its consolidated financial statements in the future.
Market and Financial Factors
Generation is exposed to price volatility associated with both the wholesale and retail power markets and the procurement of nuclear and fossil fuel (Exelon and Generation).
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
Demand and Supply. The market price for electricity is also affected by changes in the demand for electricity and the available supply of electricity. Unfavorable economic conditions, milder than normal weather, and the growth of energy efficiency and demand response programs could each depress demand. In addition, in some markets, the supply of electricity could often exceed demand during some hours of the day, resulting in loss of revenue for base-load generating plants such as Generation's nuclear plants.
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
The impact of sustained low market prices or depressed demand and over-supply could be emphasized given Generation’s concentration of base-load electric generating capacity within primarily two geographic market regions, namely the Midwest and the Mid-Atlantic. These impacts could adversely affect Generation’s ability to fund regulated utility growth for the benefit of customers, reduce debt and provide attractive shareholder returns. In addition, such conditions may no longer support the continued operation of certain generating facilities, which could adversely affect Generation's financial statements primarily through accelerated depreciation and amortization expenses and one-time charges. See Note 6 — Early Plant Retirements of the Combined Notes to Consolidated Financial Statements for additional information.
Cost of Fuel. Generation depends on nuclear fuel and fossil fuels to operate most of its generating facilities. The supply markets for nuclear fuel, natural gas and oil are subject to price fluctuations, availability restrictions and counterparty default.
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
The Registrants are potentially affected by emerging technologies that could over time affect or transform the energy industry (All Registrants).
Some of these technologies include, but are not limited to, further development or applications of technologies related to shale gas production, renewable energy technologies, energy efficiency, distributed generation and energy storage devices. Such developments could affect the price of energy, levels of customer-owned generation, customer expectations and current business models and make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives. Such technologies could also result in further declines in commodity prices or demand for delivered energy. Each of these factors could affect the Registrants’ consolidated financial statements through, among other things, reduced operating revenues, increased operating and maintenance expenses, increased capital expenditures, and potential asset impairment charges or accelerated depreciation and decommissioning expenses over shortened remaining asset useful lives.
Market performance and other factors could decrease the value of NDT funds and employee benefit plan assets and could increase the related employee benefit plan obligations, which then could require significant additional funding (All Registrants).
Disruptions in the capital markets and their actual or perceived effects on particular businesses and the greater economy could adversely affect the value of the investments held within Generation’s NDTs and Exelon’s employee benefit plan trusts. The Registrants have significant obligations in these areas and Exelon and Generation hold substantial assets in these trusts to meet those obligations. The asset values are subject to market fluctuations and will yield uncertain returns, which could fall below the Registrants’ projected return rates. A decline in the market value of the NDT fund investments could increase Generation’s funding requirements to decommission its nuclear plants. A decline in the market value of the pension and OPEB plan assets will increase the funding requirements associated with Exelon’s pension and OPEB plan obligations. Additionally, Exelon’s pension and OPEB plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit costs and funding requirements. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions or changes to Social Security or Medicare eligibility requirements could also increase the costs and funding requirements of the obligations related to the pension and OPEB plans. See Note 9 — Asset Retirement Obligations and Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information.
The Registrants could be negatively affected by unstable capital and credit markets and increased volatility in commodity markets (All Registrants).
The Registrants rely on the capital markets, particularly for publicly offered debt, as well as the banking and commercial paper markets, to meet their financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets in the United States or abroad could negatively affect the Registrants’ ability to access the capital markets or draw on their respective bank revolving credit facilities. The banks may not be able to meet their funding commitments to the Registrants if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. The inability to access capital markets or credit facilities, and longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could result in the deferral of discretionary capital expenditures, Generation’s ability to hedge effectively its generation portfolio, changes to Generation’s hedging strategy in order to reduce collateral posting requirements, or a reduction in dividend payments or other discretionary uses of cash. In addition, the Registrants have exposure to worldwide financial markets, including Europe, Canada and Asia. Disruptions in these markets could reduce or restrict the Registrants’ ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of December 31, 2019, approximately 23%, 19%, and 18% of the Registrants’ available credit facilities were with European, Canadian and Asian banks, respectively. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the credit facilities.
The strength and depth of competition in energy markets depend heavily on active participation by multiple trading parties, which could be negatively affected by disruptions in the capital and credit markets and legislative and regulatory initiatives that could affect participants in commodities transactions. Reduced capital and liquidity and failures of significant institutions that participate in the energy markets could diminish the liquidity and competitiveness of energy markets that are important to the respective businesses of the Registrants. Perceived weaknesses in the competitive strength of the energy markets could lead to pressures for greater regulation of those markets or attempts to replace market structures with other mechanisms for the sale of power, including the requirement of long-term contracts.
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
Generation has project-specific financing arrangements and must meet the requirements of various agreements relating to those financings.  Failure to meet those arrangements could give rise to a project-specific financing default which, if not cured or waived, could result in the specific project being required to repay the associated debt or other borrowings earlier than otherwise anticipated, and if such repayment were not made, the lenders or security holders would generally have broad remedies, including rights to foreclose against the project assets and related collateral or to force the Exelon subsidiaries in the project-specific financings to enter into bankruptcy proceedings. The impact of bankruptcy could result in the impairment of certain project assets.
The Utility Registrants' operating agreements with PJM and PECO's, BGE's and DPL's natural gas procurement contracts contain collateral provisions that are affected by their credit rating and market prices. If certain wholesale market conditions were to exist and the Utility Registrants were to lose their investment grade credit ratings (based on their senior unsecured debt ratings), they would be required to provide collateral in the forms of letters of credit or cash, which could have a material adverse effect upon their remaining sources of liquidity. PJM collateral posting requirements will generally increase as market prices rise and decrease as market prices fall. Collateral posting requirements for PECO, BGE and DPL, with respect to their natural gas supply contracts, will generally increase as forward market prices fall and decrease as forward market prices rise. If the Utility Registrants were downgraded, they could experience higher borrowing costs as a result of the downgrade. In addition, changes in ratings methodologies by the agencies could also have an adverse negative impact on the ratings of the Utility Registrants.

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
Generation’s asset-based power position as well as its power marketing, fuel procurement and other commodity trading activities expose Generation to risks of commodity price movements. Generation buys and sells energy and other products and enters into financial contracts to manage risk and hedge various positions in Generation’s power generation portfolio. Generation is exposed to volatility in financial results for unhedged positions as well as the risk of ineffective hedges. Generation attempts to manage this exposure through enforcement of established risk limits and risk management procedures. These risk limits and risk management procedures may not work as planned and cannot eliminate all risks associated with these activities. Even when its policies and procedures are followed, and decisions are made based on projections and estimates of future performance, results of operations could be diminished if the judgments and assumptions underlying those decisions prove to be incorrect. Factors, such as future prices and demand for power and other energy-related commodities, become more difficult to predict and the calculations become less reliable the further into the future estimates are made. As a result, Generation cannot predict the impact that its commodity trading activities and risk management decisions could have on its consolidated financial statements.
Financial performance and load requirements could be negatively affected if Generation is unable to effectively manage its power portfolio (Exelon and Generation).
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
The impacts of significant economic downturns or increases in customer rates, could lead to decreased volumes delivered and increased expense for uncollectible customer balances (All Registrants).
The impacts of significant economic downturns on the Utility Registrants' customers, such as less demand for products and services provided by commercial and industrial customers, and the related regulatory limitations on residential service terminations, could result in an increase in the number of uncollectible customer balances. Further, increases in customer rates, including those related to increases in purchased power and natural gas prices, could result in declines in customer usage and lower revenues for the Utility Registrants that do not have decoupling mechanisms.
Generation's customer-facing energy delivery activities face similar economic downturn risks, such as lower volumes sold and increased expense for uncollectible customer balances.
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information of the Registrants’ credit risk.

The Registrants could be negatively affected by the impacts of weather (All Registrants).
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below normal levels in the winter tend to increase winter heating electricity and gas demand and revenues. Moderate temperatures adversely affect the usage of energy and resulting revenues at PECO, DPL Delaware and ACE. Due to revenue decoupling, BGE, Pepco and DPL Maryland recognize revenues at MDPSC and DCPSC-approved levels per customer, regardless of what actual distribution volumes are for a billing period and are not affected by actual weather with the exception of major storms. ComEd’s customer rates are adjusted to eliminate the favorable and unfavorable impacts of weather and customer usage patterns on distribution revenue.
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
Generation’s operations are also affected by weather, which affects demand for electricity as well as operating conditions. To the extent that weather is warmer in the summer or colder in the winter than assumed, Generation could require greater resources to meet its contractual commitments. Extreme weather conditions or storms could affect the availability of generation and its transmission, limiting Generation’s ability to source or send power to where it is sold. In addition, drought-like conditions limiting water usage could impact Generation’s ability to run certain generating assets at full capacity. These conditions, which cannot be accurately predicted, could cause Generation to seek additional capacity at a time when wholesale markets are tight or to seek to sell excess capacity at a time when markets are weak.
Long-lived assets, goodwill and other assets could become impaired (All Registrants).
Long-lived assets represent the single largest asset class on the Registrants’ statements of financial position. In addition, Exelon, ComEd and PHI have material goodwill balances.
The Registrants evaluate the recoverability of the carrying value of long-lived assets to be held and used whenever events or circumstances indicating a potential impairment exist. Factors such as, but not limited to, the business climate, including current and future energy and market conditions, environmental regulation, and the condition of assets are considered.
ComEd and PHI perform an assessment for possible impairment of their goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. Regulatory actions or changes in significant assumptions, including discount and growth rates, utility sector market performance and transactions, projected operating and capital cash flows for ComEd’s, Pepco’s, DPL’s, and ACE’s business, and the fair value of debt, could potentially result in future impairments of Exelon’s, PHI’s, and ComEd’s goodwill.
An impairment would require the Registrants to reduce the carrying value of the long-lived asset or goodwill to fair value through a non-cash charge to expense by the amount of the impairment. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates, Note 7 — Property, Plant and Equipment, Note 11 — Asset Impairments and Note 12 — Intangible Assets of the Combined Notes to the Consolidated Financial Statements for additional information on long-lived asset and goodwill impairments.
The Registrants could incur substantial costs in the event of non-performance by third-parties under indemnification agreements, or when the Registrants have guaranteed their performance. Generation is exposed to other credit risks in the power markets that are beyond its control (All Registrants).
The Registrants have entered into various agreements with counterparties that require those counterparties to reimburse a Registrant and hold it harmless against specified obligations and claims. To the extent that any of these counterparties are affected by deterioration in their creditworthiness or the agreements are otherwise determined to be unenforceable, the affected Registrant could be held responsible for the obligations. Each of the Utility

Registrants has transferred its former generation business to a third party and in each case the transferee has agreed to assume certain obligations and to indemnify the applicable Utility Registrant for such obligations. In connection with the restructurings under which ComEd, PECO and BGE transferred their generating assets to Generation, Generation assumed certain of ComEd’s, PECO’s and BGE's rights and obligations with respect to their former generation businesses. Further, ComEd, PECO and BGE have entered into agreements with third parties under which the third-party agreed to indemnify ComEd, PECO or BGE for certain obligations related to their respective former generation businesses that have been assumed by Generation as part of the restructuring. If the third-party, Generation or the transferee of Pepco's, DPL's or ACE’s generation facilities experienced events that reduced its creditworthiness or the indemnity arrangement became unenforceable, the applicable Utility Registrant could be liable for any existing or future claims. In addition, the Utility Registrants have residual liability under certain laws in connection with their former generation facilities.
The Registrants have issued indemnities to third parties regarding environmental or other matters in connection with purchases and sales of assets and a Registrant could incur substantial costs to fulfill its obligations under these indemnities.
The Registrants have issued guarantees of the performance of third parties, which obligate the Registrant to perform in the event that the third parties do not perform. In the event of non-performance by those third parties, a Registrant could incur substantial cost to fulfill its obligations under these guarantees.
In the bilateral markets, Generation is exposed to the risk that counterparties that owe Generation money or are obligated to purchase energy or fuel from Generation, will not perform under their obligations for operational or financial reasons. In the event the counterparties to these arrangements fail to perform, Generation could be forced to purchase or sell energy or fuel in the wholesale markets at less favorable prices and incur additional losses, to the extent of amounts, if any, were already paid to the counterparties. In the spot markets, Generation is exposed to risk as a result of default sharing mechanisms that exist within certain markets, primarily RTOs and ISOs. Generation is also a party to agreements with entities in the energy sector that have experienced rating downgrades or other financial difficulties. In addition, Generation’s retail sales subject it to credit risk through competitive electricity and natural gas supply activities to serve commercial and industrial companies, governmental entities and residential customers. Retail credit risk results when customers default on their contractual obligations. This risk represents the loss that could be incurred due to the nonpayment of a customer’s account balance, as well as the loss from the resale of energy previously committed to serve the customer.
Regulatory and Legislative Factors
Federal or state legislative or regulatory actions could negatively affect the scope and functioning of the wholesale markets (Exelon and Generation).
Approximately 70% of Generation’s generating resources, which include directly owned assets and capacity obtained through long-term contracts, are located in the area encompassed by PJM. Generation’s future results of operations are impacted by (1) FERC’s and PJM's support for policies that favor the preservation of competitive wholesale power markets and recognize the value of zero-carbon electricity and resiliency and for states' energy objectives and policies (2) the absence of material changes to market structures that would limit or otherwise negatively affect Exelon or Generation. Generation could also be affected by state laws, regulations or initiatives to subsidize existing or new generation.
FERC’s requirements for market-based rate authority could pose a risk that Generation may no longer satisfy FERC’s tests for market-based rates.
The Registrants’ are highly regulated and could be negatively affected by regulatory and legislative actions (All Registrants).
Substantially all aspects of the businesses of the Registrants are subject to comprehensive Federal or state regulation and legislation.
Generation’s consolidated financial statements are significantly affected by its sales and purchases of commodities at market-based rates, as opposed to cost-based or other similarly regulated rates and Federal and state regulatory and legislative developments related to emissions, climate change, capacity market mitigation, energy price information, resilience, fuel diversity and RPS. Legislative and regulatory efforts in Illinois, New York and New Jersey to preserve the environmental attributes and reliability benefits of zero-emission nuclear-powered generating facilities through ZEC programs are or could be subject to legal and regulatory challenges and, if overturned, could result in the early retirement of certain of Generation’s nuclear plants. See Note 3 — Regulatory Matters and Note 6 — Early Plant Retirements of the Combined Notes to Consolidated Financial Statements for additional information.
The Utility Registrants' consolidated financial statements are heavily dependent on the ability of the Utility Registrants to recover their costs for the retail purchase and distribution of power and natural gas to their customers.
Fundamental changes in regulations or other adverse legislative actions affecting the Registrants’ businesses would require changes in their business planning models and operations. The Registrants cannot predict when or whether legislative and regulatory proposals could become law or what their effect will be on the Registrants.
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
The Utility Registrants are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or even reducing rates. Decisions are subject to appeal, potentially leading to additional uncertainty associated with the approval proceedings. The potential duration of such proceedings creates a risk that rates ultimately approved by the applicable regulatory body may not be sufficient for a Utility Registrant to recover its costs by the time the rates become effective. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including recovery mechanisms for costs associated with the procurement of electricity or gas, bad debt, MGP remediation, smart grid infrastructure, and energy efficiency and demand response programs. In certain instances, the Utility Registrants could agree to negotiated settlements related to various rate matters, customer initiatives or franchise agreements. These settlements are subject to regulatory approval. The ultimate outcome and timing of regulatory rate proceedings have a significant effect on the ability of the Utility Registrants to recover their costs or earn an adequate return. See Note 3 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information.
NRC actions could negatively affect the operations and profitability of Generation’s nuclear generating fleet (Exelon and Generation).
Regulatory risk. A change in the Atomic Energy Act or the applicable regulations or licenses could require a substantial increase in capital expenditures or could result in increased operating or decommissioning costs. Events at nuclear plants owned by others, as well as those owned by Generation, could cause the NRC to initiate such actions.
Spent nuclear fuel storage. The approval of a national repository for the storage of SNF and the timing of such facility opening, will significantly affect the costs associated with storage of SNF, and the ultimate amounts received from the DOE to reimburse Generation for these costs.
Any regulatory action relating to the timing and availability of a repository for SNF could adversely affect Generation’s ability to decommission fully its nuclear units. Generation cannot predict what, if any, fee may be established in the future for SNF disposal. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on the SNF obligation.
The Registrants could be subject to higher costs and/or penalties related to mandatory reliability standards, including the likely exposure of the Utility Registrants to the results of PJM’s RTEP and NERC compliance requirements (All Registrants).
The Registrants as users, owners and operators of the bulk power transmission system, including Generation and the Utility Registrants, are subject to mandatory reliability standards promulgated by NERC and enforced by FERC.

PECO, BGE and DPL as operators of natural gas distribution systems, PECO, BGE and DPL are also subject to mandatory reliability standards of the U.S. Department of Transportation. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and are guided by reliability and market interface principles. Compliance with or changes in the reliability standards could subject the Registrants to higher operating costs and/or increased capital expenditures. In addition, the ICC, PAPUC, MDPSC, DCPSC, DPSC and NJBPU impose certain distribution reliability standards on the Utility Registrants. If the Registrants were found not to be in compliance with the Federal and State mandatory reliability standards, they could be subject to remediation costs as well as sanctions, which could include substantial monetary penalties.
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
If application of Section 316(b) of the Clean Water Act, which establishes a national requirement for reducing the adverse impacts to aquatic organisms at existing generating stations, requires the retrofitting of cooling water intake structures at Salem or other Exelon power plants, this development could result in material costs of compliance. See ITEM 1. BUSINESS — Environmental Regulation for additional information.
The Registrants could be negatively affected by challenges to tax positions taken, tax law changes and the inherent difficulty in quantifying potential tax effects of business decisions. (All Registrants).
The Registrants are required to make judgments in order to estimate their obligations to taxing authorities. These tax obligations include income, real estate, sales and use and employment-related taxes and ongoing appeal issues related to these tax matters. These judgments include reserves established for potential adverse outcomes regarding tax positions that have been taken that could be subject to challenge by the tax authorities. See Note 1 — Significant Accounting Policies and Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
The Registrants could be negatively affected by federal and state RPS and/or energy conservation legislation, along with energy conservation by customers (All Registrants).
Changes to current state legislation or the development of Federal legislation that requires the use of clean, renewable and alternate fuel sources could significantly impact Generation and the Utility Registrants, especially if timely cost recovery is not allowed for Utility Registrants. The impact could include increased costs and increased rates for customers.
Federal and state legislation mandating the implementation of energy conservation programs that require the implementation of new technologies, such as smart meters and smart grid, could increase capital expenditures and could significantly impact the Utility Registrants consolidated financial statements if timely cost recovery is not allowed. Furthermore, regulated energy consumption reduction targets and declines in customer energy consumption resulting from the implementation of new energy conservation technologies could lead to a decline in the revenues of the Registrants. See ITEM 1. BUSINESS — Environmental Regulation — Renewable and Alternative Energy Portfolio Standards for additional information.

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
Generation has significant generating resources within the service areas of the Utility Registrants and makes significant sales to each of them. Those facts tend to cause Generation to be directly affected by developments in those markets. Government officials, legislators and advocacy groups are aware of Generation’s affiliation with the Utility Registrants and its sales to each of them. In periods of rising utility rates, particularly when driven by increased costs of energy production and supply, those officials and advocacy groups could question or challenge costs and transactions incurred by the Utility Registrants with Generation, irrespective of any previous regulatory processes or approvals underlying those transactions. These challenges could increase the time, complexity and cost of the associated regulatory proceedings, and the occurrence of such challenges could subject Generation to a level of scrutiny not faced by other unaffiliated competitors in those markets. In addition, government officials and legislators could seek ways to force Generation to contribute to efforts to mitigate potential or actual rate increases, through measures such as generation-based taxes.
The Registrants could be subject to adverse publicity and reputational risks, which make them vulnerable to negative customer perception and could lead to increased regulatory oversight or other consequences (All Registrants).
The Registrants could be the subject of public criticism. Adverse publicity of this nature could render public service commissions and other regulatory and legislative authorities less likely to view energy companies such as Exelon and its subsidiaries in a favorable light, and could cause Exelon and its subsidiaries to be susceptible to less favorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent legislative or regulatory requirements (e.g. disallowances of costs, lower ROEs).
Legal proceedings could result in a negative outcome, which the Registrants cannot predict (All Registrants).
The Registrants are involved in legal proceedings, claims and litigation arising out of their business operations. The material ones are summarized in Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements. Adverse outcomes in these proceedings could require significant expenditures, result in lost revenue or restrict existing business activities.
Generation’s financial performance could be negatively affected by risks arising from its ownership and operation of hydroelectric facilities (Exelon and Generation).
FERC has the exclusive authority to license most non-Federal hydropower projects located on navigable waterways, Federal lands or connected to the interstate electric grid. Generation cannot predict whether it will receive all the regulatory approvals for the renewed licenses of its hydroelectric facilities. If FERC does not issue new operating licenses for Generation’s hydroelectric facilities or a station cannot be operated through the end of its operating license, Generation’s results of operations could be adversely affected by increased depreciation rates and accelerated future decommissioning costs, since depreciation rates and decommissioning cost estimates currently include assumptions that license renewal will be received. Generation could also lose revenue and incur increased fuel and purchased power expense to meet supply commitments. In addition, conditions could be imposed as part of the license renewal process that could adversely affect operations, could require a substantial increase in capital expenditures, could result in increased operating costs or could render the project uneconomic. Similar effects could result from a change in the Federal Power Act or the applicable regulations due to events at hydroelectric facilities owned by others, as well as those owned by Generation.
Exelon and ComEd have received requests for information related to government investigations. The outcome of the investigations could have a material adverse effect on their reputation and consolidated financial statements (Exelon and ComEd).
Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois requiring production of information concerning their lobbying activities in the state of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Illinois requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it has also opened an investigation into their lobbying activities. Exelon and ComEd have cooperated fully, including by providing additional information requested by the U.S. Attorney’s Office and the SEC, and intend to continue to cooperate fully and expeditiously with the U.S. Attorney’s Office and the SEC. The outcome of the U.S. Attorney’s Office and SEC investigations cannot be predicted and could subject Exelon and ComEd to criminal or civil penalties, sanctions or other remedial measures.  Any of the foregoing, as well as the appearance of non-compliance with anti-corruption and anti-bribery laws, could have an adverse impact on Exelon’s and ComEd’s reputation or relationship with regulatory and legislative authorities, customers and other stakeholders, as well as their consolidated financial statements.
Operational Factors
The Registrants are subject to risks associated with climate change (All Registrants).
Physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, unprecedented levels of precipitation and a change in sea level. The Registrants’ operate in the Midwest and East Coast of the United States, areas that historically have been prone to various types of severe weather events, such that the Registrants have well developed response and recovery programs based on these historical events. Still disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent the Registrants from operating their business in the normal course.
The Registrants are considering ways to address the effect of GHG emissions on climate change. If carbon reduction regulation or legislation becomes effective, the Registrants could incur costs either to limit further the GHG emissions from their operations or to procure emission allowance credits for Generation’s fossil fuel-fired generation. See ITEM 1. BUSINESS — Global Climate Change.
Generation’s financial performance could be negatively affected by matters arising from its ownership and operation of nuclear facilities (Exelon and Generation).
Nuclear capacity factors. Capacity factors for nuclear generating units, significantly affect Generation’s results of operations. Lower capacity factors could decrease Generation’s revenues and increase operating costs by requiring Generation to produce additional energy from primarily its fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy Generation’s obligations to committed third-party sales, including the Utility Registrants. These sources generally have higher costs than Generation incurs to produce energy from its nuclear stations.
Nuclear refueling outages. In general, refueling outages are planned to occur once every 18 to 24 months. The total number of refueling outages, along with their duration, could have a significant impact on Generation’s results of operations. When refueling outages last longer than anticipated or Generation experiences unplanned outages, capacity factors decrease, and Generation faces lower margins due to higher energy replacement costs and/or lower energy sales and higher operating and maintenance costs.
Nuclear fuel quality. The quality of nuclear fuel utilized by Generation could affect the efficiency and costs of Generation’s operations. Remediation actions could result in increased costs due to accelerated fuel amortization, increased outage costs and/or increased costs due to decreased generation capabilities.
Operational risk. Operations at any of Generation’s nuclear generation plants could degrade to the point where Generation must shut down the plant or operate at less than full capacity. If this were to happen, identifying and correcting the causes could require significant time and expense. Generation could choose to close a plant rather than incur the expense of restarting it or returning the plant to full capacity. In either event, Generation could lose revenue and incur increased fuel and purchased power expense to meet supply commitments.
For plants operated but not wholly owned by Generation, Generation could also incur liability to the co-owners. For nuclear plants not operated and not wholly owned by Generation, from which Generation receives a portion of the plants’ output, Generation’s results of operations are dependent on the operational performance of the operators and could be adversely affected by a significant event at those plants. Additionally, poor operating performance at nuclear plants not owned by Generation could result in increased regulation and reduced public support for nuclear-fueled energy. In addition, closure of generating plants owned by others, or extended interruptions of generating plants or failure of transmission lines, could affect transmission systems that could adversely affect the sale and delivery of electricity in markets served by Generation.
Nuclear major incident risk and insurance. The consequences of a major incident could be severe and include loss of life and property damage. Any resulting liability from a nuclear plant major incident within the United States, owned or operated by Generation or owned by others, could exceed Generation’s resources, including insurance coverage. Generation is a member of an industry mutual insurance company, NEIL, which provides property and business interruption insurance for Generation’s nuclear operations. Uninsured losses and other expenses, to the extent not recovered from insurers or the nuclear industry, could be borne by Generation. Additionally, an accident or other significant event at a nuclear plant within the United States or abroad, whether owned Generation or others, could result in increased regulation and reduced public support for nuclear-fueled energy.
As required by the Price-Anderson Act, Generation carries the maximum available amount of nuclear liability insurance, $450 million for each operating site. Claims exceeding that amount are covered through mandatory participation in a financial protection pool. In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the $13.9 billion limit for a single incident.
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
Generation recognizes as a liability the present value of the estimated future costs to decommission its nuclear facilities. The estimated liability is based on assumptions in the approach and timing of decommissioning the nuclear facilities, estimation of decommissioning costs and Federal and state regulatory requirements. The costs of such decommissioning may substantially exceed such liability, as facts, circumstances or our estimates may change, including changes in the approach and timing of decommissioning activities, changes in decommissioning costs, changes in Federal or state regulatory requirements on the decommissioning of such facilities, other changes in our estimates or Generation’s ability to effectively execute on its planned decommissioning activities.
Generation makes contributions to certain trust funds of the former PECO units based on amounts being collected by PECO from its customers and remitted to Generation. While Generation, through PECO, has recourse to collect additional amounts from PECO customers (subject to certain limitations and thresholds), it has no recourse to collect additional amounts from utility customers for any of its other nuclear units if there is a shortfall of funds necessary for decommissioning. If circumstances changed such that Generation would be unable to continue to make contributions to the trust funds of the former PECO units based on amounts collected from PECO customers, or if Generation no longer had recourse to collect additional amounts from PECO customers if there was a shortfall of funds for decommissioning, the adequacy of the trust funds related to the former PECO units could be negatively affected.
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

See Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information.
The Utility Registrants' operating costs are affected by their ability to maintain the availability and reliability of their delivery and operational systems (Exelon and the Utility Registrants).
Failures of the equipment or facilities used in the Utility Registrants' delivery systems could interrupt the electric transmission and electric and natural gas delivery, which could result in a loss of revenues and an increase in maintenance and capital expenditures. Equipment or facilities failures can be due to a number of factors, including natural causes such as weather or information systems failure. Specifically, if the implementation of advanced metering infrastructure, smart grid or other technologies in the Utility Registrants' service territory fail to perform as intended or are not successfully integrated with billing and other information systems, or if any of the financial, accounting, or other data processing systems fail or have other significant shortcomings, the Utility Registrants' financial results could be negatively impacted. In addition, dependence upon automated systems could further increase the risk that operational system flaws or internal and/or external tampering or manipulation of those systems will result in losses that are difficult to detect.
Regulated utilities, which are required to provide service to all customers within their service territory, have generally been afforded liability protections against claims by customers relating to failure of service. Under Illinois law, however, ComEd could be required to pay damages to its customers in some circumstances involving extended outages affecting large numbers of its customers, which could be material.
The Registrants are subject to physical security and cybersecurity risks (All Registrants).
The Registrants face physical security and cybersecurity risks. Threat sources continue to seek to exploit potential vulnerabilities in the electric and natural gas utility industry associated with protection of sensitive and confidential information, grid infrastructure and other energy infrastructures, and such attacks and disruptions, both physical and cyber, are becoming increasingly sophisticated and dynamic. Continued implementation of advanced digital technologies increases the potentially unfavorable impacts of such attacks. A security breach of the physical assets or information systems of the Registrants, their competitors, vendors, business partners and interconnected entities in RTOs and ISOs, or regulators could impact the operation of the generation fleet and/or reliability of the transmission and distribution system or result in the theft or inappropriate release of certain types of information, including critical infrastructure information, sensitive customer, vendor and employee data, trading or other confidential data. The risk of these system-related events and security breaches occurring continues to intensify, and while the Registrants have been, and will likely continue to be, subjected to physical and cyber-attacks, to date none has directly experienced a material breach or disruption to its network or information systems or our service operations. However, as such attacks continue to increase in sophistication and frequency, the Registrants may be unable to prevent all such attacks in the future. If a significant breach were to occur, the reputation of the Registrants could be negatively affected, customer confidence in the Registrants or others in the industry could be diminished, or the Registrants could be subject to legal claims, loss of revenues, increased costs or operations shutdown. Moreover, the amount and scope of insurance maintained against losses resulting from any such events or security breaches may not be sufficient to cover losses or otherwise adequately compensate for any disruptions to business that could result.
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
Employees and contractors throughout the organization work in, and customers and the general public could be exposed to, potentially dangerous environments near the Registrants’ operations. As a result, employees, contractors, customers and the general public are at some risk for serious injury, including loss of life. These risks include nuclear accidents, dam failure, gas explosions, pole strikes and electric contact cases.

Natural disasters, war, acts and threats of terrorism, pandemic and other significant events could negatively impact the Registrants' results of operations, their ability to raise capital and their future growth (All Registrants).
Generation’s fleet of power plants and the Utility Registrants' distribution and transmission infrastructures could be affected by natural disasters and extreme weather events, which could result in increased costs, including supply chain costs. An extreme weather event within the Registrants’ service areas can also directly affect their capital assets, causing disruption in service to customers due to downed wires and poles or damage to other operating equipment. Natural disasters and other significant events increase the risk to Generation that the NRC or other regulatory or legislative bodies could change the laws or regulations governing, among other things, operations, maintenance, licensed lives, decommissioning, SNF storage, insurance, emergency planning, security and environmental and radiological matters. In addition, natural disasters could affect the availability of a secure and economical supply of water in some locations, which is essential for Generation’s continued operation, particularly the cooling of generating units.
The impact that potential terrorist attacks could have on the industry and on Exelon is uncertain. The Registrants face a risk that their operations would be direct targets or indirect casualties of an act of terror. Any retaliatory military strikes or sustained military campaign could affect their operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets, particularly oil. Furthermore, these catastrophic events could compromise the physical or cybersecurity of Exelon’s facilities, which could adversely affect Exelon’s ability to manage its business effectively. Instability in the financial markets as a result of terrorism, war, natural disasters, pandemic, credit crises, recession or other factors also could result in a decline in energy consumption or interruption of fuel or the supply chain. In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs.
The Registrants could be significantly affected by the outbreak of a pandemic. Exelon has plans in place to respond to a pandemic. However, depending on the severity of a pandemic and the resulting impacts to workforce and other resource availability, the ability to operate Exelon's generating and transmission and distribution assets could be affected.
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
The Registrants’ businesses are capital intensive and require significant investments by Generation in electric generating facilities and by the Utility Registrants in transmission and distribution infrastructure projects. Equipment, even if maintained in accordance with good utility practices, is subject to operational failure, including events that are beyond the Registrants’ control, and could require significant expenditures to operate efficiently. The Registrants consolidated financial statements could be negatively affected if they were unable to effectively manage their capital projects or raise the necessary capital. See ITEM 1. BUSINESS for additional information regarding the Registrants’ potential future capital expenditures.
The Utility Registrants' respective ability to deliver electricity, their operating costs and their capital expenditures could be negatively impacted by transmission congestion and failures of neighboring transmission systems (Exelon and the Utility Registrants).
Demand for electricity within the Utility Registrants' service areas could stress available transmission capacity requiring alternative routing or curtailment of electricity usage. Also, insufficient availability of electric supply to meet customer demand could jeopardize the Utility Registrants' ability to comply with reliability standards and strain customer and regulatory agency relationships. As with all utilities, potential concerns over transmission capacity or generation facility retirements could result in PJM or FERC requiring the Utility Registrants to upgrade or expand their respective transmission systems through additional capital expenditures.

PJM’s systems and operations are designed to ensure the reliable operation of the transmission grid and prevent the operations of one utility from having an adverse impact on the operations of the other utilities. However, service interruptions at other utilities may cause interruptions in the Utility Registrants’ service areas.
The Registrants consolidated financial statements could be negatively affected if they fail to attract and retain an appropriately qualified workforce (All Registrants).
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
The Registrants could make acquisitions or investments in new business initiatives and new markets, which may not be successful or achieve the intended financial results (All Registrants).
Generation could continue to pursue growth in its existing businesses and markets and further diversification across the competitive energy value chain. This could include investment opportunities in renewables, development of natural gas generation, nuclear advisory or operating services for third parties, distributed generation, potential expansion of the existing wholesale gas businesses and entry into LNG. Such initiatives could involve significant risks and uncertainties, including distraction of management from current operations, inadequate return on capital, and unidentified issues not discovered during diligence performed prior to launching an initiative or entering a market. Additionally, it is possible that FERC, state public utility commissions or others could impose certain other restrictions on such transactions. All of these factors could result in higher costs or lower revenues than expected, resulting in lower than planned returns on investment.
The Utility Registrants face risks associated with their regulatory-mandated initiatives, such as smart grids and utility of the future. These risks include, but are not limited to, cost recovery, regulatory concerns, cybersecurity and obsolescence of technology. Such initiatives may not be successful.
The Registrants may not realize or achieve the anticipated cost savings through the cost management efforts (All Registrants).
The Registrants’ future financial performance and level of profitability is dependent, in part, on various cost reduction initiatives. The Registrants may encounter challenges in executing these cost reduction initiatives and not achieve the intended cost savings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
All Registrants
None.

ITEM 2.	PROPERTIES
Generation
The following table presents Generation’s interests in net electric generating capacity by station at December 31, 2019:

Station(a)	Location	No. of Units	Percent Owned(b)		Primary Fuel Type	Primary Dispatch Type(c)	Net Generation Capacity (MW)(d)
Midwest
Braidwood	Braidwood, IL	2			Uranium	Base-load	2,386
Byron	Byron, IL	2			Uranium	Base-load	2,347
LaSalle	Seneca, IL	2			Uranium	Base-load	2,320
Dresden	Morris, IL	2			Uranium	Base-load	1,845
Quad Cities	Cordova, IL	2	75		Uranium	Base-load	1,403	(e)
Clinton	Clinton, IL	1			Uranium	Base-load	1,069
Michigan Wind 2	Sanilac Co., MI	50	51	(g)	Wind	Base-load	46	(e)
Beebe	Gratiot Co., MI	34	51	(g)	Wind	Base-load	42	(e)
Michigan Wind 1	Huron Co., MI	46	51	(g)	Wind	Base-load	35	(e)
Harvest 2	Huron Co., MI	33	51	(g)	Wind	Base-load	30	(e)
Harvest	Huron Co., MI	32	51	(g)	Wind	Base-load	27	(e)
Beebe 1B	Gratiot Co., MI	21	51	(g)	Wind	Base-load	26	(e)
Ewington	Jackson Co., MN	10	99		Wind	Base-load	20	(e)
City Solar	Chicago, IL	1			Solar	Base-load	9
Solar Ohio	Toledo, OH	2			Solar	Base-load	4
Blue Breezes	Faribault Co., MN	2			Wind	Base-load	3
CP Windfarm	Faribault Co., MN	2	51	(g)	Wind	Base-load	2	(e)
Southeast Chicago	Chicago, IL	8			Gas	Peaking	296	(k)
Clinton Battery Storage	Blanchester, OH	1			Energy Storage	Peaking	10
Total Midwest							11,920

Mid-Atlantic
Limerick	Sanatoga, PA	2			Uranium	Base-load	2,317
Peach Bottom	Delta, PA	2	50		Uranium	Base-load	1,324	(e)
Salem	Lower Alloways Creek Township, NJ	2	42.59		Uranium	Base-load	998	(e)
Calvert Cliffs	Lusby, MD	2	50.01	(f)	Uranium	Base-load	895	(e)
Conowingo	Darlington, MD	11			Hydroelectric	Base-load	572
Criterion	Oakland, MD	28	51	(g)	Wind	Base-load	36	(e)
Fair Wind	Garrett County, MD	12			Wind	Base-load	30
Solar MC	Various, MD	41			Solar	Base-load	39
Fourmile Ridge	Garrett County, MD	16	51	(g)	Wind	Base-load	20	(e)

Station(a)	Location	No. of Units	Percent Owned(b)		Primary Fuel Type	Primary Dispatch Type(c)	Net Generation Capacity (MW)(d)
Solar New Jersey 1	Various, NJ	5			Solar	Base-load	18
Solar New Jersey 2	Various, NJ	2			Solar	Base-load	11
Solar Horizons	Emmitsburg, MD	1	51	(g)	Solar	Base-load	8	(e)
Solar Maryland	Various, MD	11			Solar	Base-load	8
Solar Maryland 2	Various, MD	3			Solar	Base-load	8
JBAB Solar	District of Columbia	4			Solar	Base-load	7
Gateway Solar	Berlin, MD	1			Solar	Base-load	7
Constellation New Energy	Gaithersburg, MD	3			Solar	Base-load	6
Solar Federal	Trenton, NJ	1			Solar	Base-load	5
Solar New Jersey 3	Middle Township, NJ	5	51	(g)	Solar	Base-load	1	(e)
Solar DC	District of Columbia	1			Solar	Base-load	1
Muddy Run	Drumore, PA	8			Hydroelectric	Intermediate	1,070
Eddystone 3, 4	Eddystone, PA	2			Oil/Gas	Peaking	760
Perryman	Aberdeen, MD	5			Oil/Gas	Peaking	404
Croydon	West Bristol, PA	8			Oil	Peaking	391
Handsome Lake	Kennerdell, PA	5			Gas	Peaking	268
Notch Cliff	Baltimore, MD	8			Gas	Peaking	117	(j)
Westport	Baltimore, MD	1			Gas	Peaking	116	(j)
Richmond	Philadelphia, PA	2			Oil	Peaking	98
Philadelphia Road	Baltimore, MD	4			Oil	Peaking	61
Eddystone	Eddystone, PA	4			Oil	Peaking	60
Fairless Hills	Fairless Hills, PA	2			Landfill Gas	Peaking	60	(j)
Delaware	Philadelphia, PA	4			Oil	Peaking	56
Southwark	Philadelphia, PA	4			Oil	Peaking	52
Falls	Morrisville, PA	3			Oil	Peaking	51
Moser	Lower PottsgroveTwp., PA	3			Oil	Peaking	51
Chester	Chester, PA	3			Oil	Peaking	39
Schuylkill	Philadelphia, PA	2			Oil	Peaking	30
Salem	Lower Alloways Creek Township, NJ	1	42.59		Oil	Peaking	16	(e)
Pennsbury	Morrisville, PA	2			Landfill Gas	Peaking	4	(e)
Total Mid-Atlantic							10,015

ERCOT
Whitetail	Webb County, TX	57	51	(g)	Wind	Base-load	46	(e)
Sendero	Jim Hogg and Zapata County, TX	39	51	(g)	Wind	Base-load	40	(e)

Station(a)	Location	No. of Units	Percent Owned(b)		Primary Fuel Type	Primary Dispatch Type(c)	Net Generation Capacity (MW)(d)
Constellation Solar Texas	Various, TX	11			Solar	Base-load	13
Colorado Bend II	Wharton, TX	3			Gas	Intermediate	1,140
Wolf Hollow II	Granbury, TX	3			Gas	Intermediate	1,115
Handley 3	Fort Worth, TX	1			Gas	Intermediate	395
Handley 4, 5	Fort Worth, TX	2			Gas	Peaking	870
Total ERCOT							3,619

New York
Nine Mile Point	Scriba, NY	2	50.01	(f)	Uranium	Base-load	838	(e)
FitzPatrick	Scriba, NY	1			Uranium	Base-load	842
Ginna	Ontario, NY	1	50.01	(f)	Uranium	Base-load	288	(e)
Solar New York	Bethlehem, NY	1			Solar	Base-load	3
Total New York							1,971

Other
Antelope Valley	Lancaster, CA	1			Solar	Base-load	242
Bluestem	Beaver County, OK	60	51	(g)(h)	Wind	Base-load	101	(e)
Shooting Star	Kiowa County, KS	65	51	(g)	Wind	Base-load	53	(e)
Albany Green Energy	Albany, GA	1	99	(i)	Biomass	Base-load	53
Solar Arizona	Various, AZ	127			Solar	Base-load	46
Bluegrass Ridge	King City, MO	27	51	(g)	Wind	Base-load	29	(e)
California PV Energy 2	Various, CA	90			Solar	Base-load	28
Conception	Barnard, MO	24	51	(g)	Wind	Base-load	26	(e)
Cow Branch	Rock Port, MO	24	51	(g)	Wind	Base-load	26	(e)
Solar Arizona 2	Various, AZ	56			Solar	Base-load	34
California PV Energy	Various, CA	53			Solar	Base-load	21
Mountain Home	Glenns Ferry, ID	20	51	(g)	Wind	Base-load	21	(e)
High Mesa	Elmore Co., ID	19	51	(g)	Wind	Base-load	20	(e)
Echo 1	Echo, OR	21	50.49	(g)	Wind	Base-load	17	(e)
Sacramento PV Energy	Sacramento, CA	4	51	(g)	Solar	Base-load	15	(e)
Cassia	Buhl, ID	14	51	(g)	Wind	Base-load	15	(e)
Wildcat	Lovington, NM	13	51	(g)	Wind	Base-load	14	(e)
Echo 2	Echo, OR	10	51	(g)	Wind	Base-load	10	(e)
High Plains	Panhandle, TX	8	99.5		Wind	Base-load	10	(e)
Solar Georgia 2	Various, GA	8			Solar	Base-load	10
Tuana Springs	Hagerman, ID	8	51	(g)	Wind	Base-load	9	(e)
Solar Georgia	Various, GA	10			Solar	Base-load	8
Greensburg	Greensburg, KS	10	51	(g)	Wind	Base-load	7	(e)
Solar Massachusetts	Various, MA	10			Solar	Base-load	7
Outback Solar	Christmas Valley, OR	1			Solar	Base-load	6
Echo 3	Echo, OR	6	50.49	(g)	Wind	Base-load	5	(e)

Station(a)	Location	No. of Units	Percent Owned(b)		Primary Fuel Type	Primary Dispatch Type(c)	Net Generation Capacity (MW)(d)
Holyoke Solar	Various, MA	2			Solar	Base-load	5
Three Mile Canyon	Boardman, OR	6	51	(g)	Wind	Base-load	5	(e)
Loess Hills	Rock Port, MO	4			Wind	Base-load	5
California PV Energy 3	Various, CA	19			Solar	Base-load	6
Mohave Sunrise Solar	Fort Mohave, AZ	1			Solar	Base-load	5
Denver Airport Solar	Denver, CO	1	51	(g)	Solar	Base-load	2	(e)
Solar Net Metering	Uxbridge, MA	1			Solar	Base-load	2
Solar Connecticut	Various, CT	1			Solar	Base-load	1
Mystic 8, 9	Charlestown, MA	6			Gas	Intermediate	1,417
Hillabee	Alexander City, AL	3			Gas	Intermediate	753
Mystic 7	Charlestown, MA	1			Oil/Gas	Intermediate	542	(j)
Wyman 4	Yarmouth, ME	1	5.9		Oil	Intermediate	35	(e)
Grand Prairie	Alberta, Canada	1			Gas	Peaking	105
West Medway	West Medway, MA	3			Oil	Peaking	123
West Medway II	West Medway, MA	2			Oil/Gas	Peaking	190
Framingham	Framingham, MA	3			Oil	Peaking	31
Mystic Jet	Charlestown, MA	1			Oil	Peaking	9	(j)
Total Other							4,069
Total							31,594
__________

(a)	All nuclear stations are boiling water reactors except Braidwood, Byron, Calvert Cliffs, Ginna, and Salem, which are pressurized water reactors.

(b)	100%, unless otherwise indicated.

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

(d)	For nuclear stations, capacity reflects the annual mean rating. Fossil stations reflect a summer rating. Wind and solar facilities reflect name plate capacity.

(e)	Net generation capacity is stated at proportionate ownership share.

(f)	Reflects Generation’s interest in CENG, a joint venture with EDF. See ITEM 1. — BUSINESS — Exelon Generation Company, LLC — Nuclear Facilities for additional information.

(g)	Reflects the prior sale of 49% of EGRP to a third party. See Note 22 — Variable Interest Entities of the Combined Notes to Consolidated Financial Statements for additional information.

(h)	EGRP owns 100% of the Class A membership interests and a tax equity investor owns 100% of the Class B membership interests of the entity that owns the Bluestem generating assets.

(i)	Generation directly owns a 50% interest in the Albany Green Energy station and an additional 49% through the consolidation of a Variable Interest Entity.

(j)	Generation has plans to retire and cease generation operations at certain plants in 2020 and 2021.

(k)	Generation has deactivated the site and is evaluating for potential return of service or retirement in 2020.
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
The Utility Registrants
The Utility Registrants electric substations and a portion of their transmission rights are located on property that they own. A significant portion of their electric transmission and distribution facilities are located above or underneath highways, streets, other public places or property that others own. The Utility Registrants believe that they have satisfactory rights to use those places or property in the form of permits, grants, easements, licenses and franchise rights; however, they have not necessarily undertaken to examine the underlying title to the land upon which the rights rest.
Transmission and Distribution
The Utility Registrants’ high voltage electric transmission lines owned and in service at December 31, 2019 were as follows:

Voltage	Circuit Miles
(Volts)	ComEd	PECO		BGE	Pepco	DPL		ACE
765,000	90	—		—	—	—		—
500,000(a)	—	188	(a)	216	109	16	(a)	—	(a)
345,000	2,716	—		—	—	—		—
230,000	—	549		358	769	472		274
138,000	2,224	135		55	50	586		209
115,000	—	—		705	25	—		—
69,000	—	177		—	—	569		661
___________

(a)	In addition, PECO, DPL, and ACE have an ownership interest located in Delaware and New Jersey. See Note 8 - Jointly Owned Electric Utility Plant - for additional information.
The Utility Registrant’s electric distribution system includes the following number of circuit miles of overhead and underground lines:

Circuit Miles	ComEd	PECO	BGE	Pepco	DPL	ACE
Overhead	35,385	12,964	9,176	4,104	6,010	7,350
Underground	31,799	9,417	17,489	6,993	6,316	2,942
Gas
The following table presents PECO’s, BGE’s and DPL’s natural gas pipeline miles at December 31, 2019:

	PECO	BGE	DPL
Transmission	9	161	8	(a)
Distribution	6,932	7,386	2,114
Service piping	6,414	6,345	1,447
Total	13,355	13,892	3,569

___________

(a)
DPL has a 10% undivided interest in approximately 8 miles of natural gas transmission mains located in Delaware which are used by DPL for its natural gas operations and by 90% owner for distribution of natural gas to its electric generating facilities.

The following table presents PECO’s, BGE’s and DPL’s natural gas facilities:

Registrant	Facility	Location	Storage Capacity (mmcf)	Send-out or Peaking Capacity (mmcf/day)
PECO	LNG Facility	West Conshohocken, PA	1,200	160
PECO	Propane Air Plant	Chester, PA	105	25
BGE	LNG Facility	Baltimore, MD	1,056	332
BGE	Propane Air Plant	Baltimore, MD	550	85
DPL	LNG Facility	Wilmington, DE	250	25
PECO, BGE and DPL also own 30, 32, and 10 natural gas city gate stations and direct pipeline customer delivery points at various locations throughout their gas service territory, respectively.
First Mortgage and Insurance
The principal properties of ComEd, PECO, PEPCO, DPL, and ACE are subject to the lien of their respective Mortgages under which their respective First Mortgage Bonds are issued. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

The Utility Registrants maintain property insurance against loss or damage to their properties by fire or other perils, subject to certain exceptions. For their insured losses, the Utility Registrants are self-insured to the extent that any losses are within the policy deductible or exceed the amount of insurance maintained. Any such losses could have a material adverse effect in the consolidated financial condition or results of operations of the Utility Registrants.

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
All Registrants
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements. Such descriptions are incorporated herein by these references.

ITEM 4.	MINE SAFETY DISCLOSURES
All Registrants
Not Applicable to the Registrants.

PART II
(Dollars in millions except per share data, unless otherwise noted)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Exelon
Exelon’s common stock is listed on the Nasdaq (trading symbol: EXC). As of January 31, 2020, there were 974,319,565 shares of common stock outstanding and approximately 95,064 record holders of common stock.
Stock Performance Graph
The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in Exelon common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index, for the period 2015 through 2019.
This performance chart assumes:

•	$100 invested on December 31, 2014 in Exelon common stock, the S&P 500 Stock Index and the S&P Utility Index; and

•	All dividends are reinvested.

Value of Investment at December 31,
	2014	2015	2016	2017	2018	2019
Exelon Corporation	$100	$77.83	$103.37	$118.92	$140.72	$146.74
S&P 500	$100	$101.38	$113.51	$138.29	$132.23	$173.86
S&P Utilities	$100	$95.15	$110.65	$124.05	$129.14	$163.17
Generation
As of January 31, 2020, Exelon indirectly held the entire membership interest in Generation.
ComEd
As of January 31, 2020, there were 127,021,349 outstanding shares of common stock, $12.50 par value, of ComEd, of which 127,002,904 shares were indirectly held by Exelon. At January 31, 2020, in addition to Exelon, there were 296 record holders of ComEd common stock. There is no established market for shares of the common stock of ComEd.
PECO
As of January 31, 2020, there were 170,478,507 outstanding shares of common stock, without par value, of PECO, all of which were indirectly held by Exelon.

BGE
As of January 31, 2020, there were 1,000 outstanding shares of common stock, without par value, of BGE, all of which were indirectly held by Exelon.
PHI
As of January 31, 2020, Exelon indirectly held the entire membership interest in PHI.
Pepco
As of January 31, 2020, there were 100 outstanding shares of common stock, $0.01 par value, of Pepco, all of which were indirectly held by Exelon.
DPL
As of January 31, 2020, there were 1,000 outstanding shares of common stock, $2.25 par value, of DPL, all of which were indirectly held by Exelon.
ACE
As of January 31, 2020, there were 8,546,017 outstanding shares of common stock, $3.00 par value, of ACE, all of which were indirectly held by Exelon.
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
At December 31, 2019, Exelon had retained earnings of $16,267 million, including Generation’s undistributed earnings of $3,950 million, ComEd’s retained earnings of $1,517 million consisting of retained earnings appropriated for future dividends of $3,156 million, partially offset by $1,639 million of unappropriated accumulated deficits, PECO’s retained earnings of $1,412 million, BGE’s retained earnings of $1,776 million, and PHI's undistributed losses of $10 million.
The following table sets forth Exelon’s quarterly cash dividends per share paid during 2019 and 2018:

	2019				2018
(per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Exelon	$0.363	$0.363	$0.363	$0.363	$0.345	$0.345	$0.345	$0.345
The following table sets forth Generation's and PHI's quarterly distributions and ComEd’s, PECO’s, BGE's, Pepco's, DPL's and ACE's quarterly common dividend payments:

	2019				2018
(in millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Generation	$225	$225	$224	$225	$313	$311	$189	$188
ComEd	128	126	127	127	114	116	115	114
PECO	90	88	90	90	6	7	6	287
BGE	55	57	56	56	52	52	53	52
PHI	97	213	88	128	94	123	38	71
Pepco	40	101	48	24	41	78	25	25
DPL	34	35	29	41	38	18	4	36
ACE	24	76	12	12	13	27	10	9
First Quarter 2020 Dividend
On January 28, 2020, the Exelon Board of Directors declared a first quarter 2020 regular quarterly dividend of $0.3825 per share on Exelon’s common stock payable on March 10, 2020, to shareholders of record of Exelon at the end of the day on February 20, 2020.

ITEM 6.	SELECTED FINANCIAL DATA
Exelon
The selected financial data presented below has been derived from the audited consolidated financial statements of Exelon. This data is qualified in its entirety by reference to and should be read in conjunction with Exelon’s Consolidated Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	For the Years Ended December 31,
(In millions, except per share data)	2019	2018(a)	2017(a)	2016(b)	2015
Statement of Operations data:
Operating revenues	$34,438	$35,978	$33,558	$31,366	$29,447
Operating income	4,374	3,891	4,388	3,212	4,554
Net income	3,028	2,079	3,869	1,196	2,250
Net income attributable to common shareholders	2,936	2,005	3,779	1,121	2,269
Earnings per average common share (diluted):
Net income	$3.01	$2.07	$3.98	$1.21	$2.54
Dividends per common share	$1.45	$1.38	$1.31	$1.26	$1.24

	December 31,
(In millions)	2019	2018(a)	2017(a)	2016	2015
Balance Sheet data:
Current assets	$12,037	$13,328	$11,872	$12,451	$15,334
Property, plant and equipment, net	80,233	76,707	74,202	71,555	57,439
Total assets	124,977	119,634	116,746	114,952	95,384
Current liabilities	14,185	11,404	10,798	13,463	9,118
Long-term debt, including long-term debt to financing trusts	31,719	34,465	32,565	32,216	24,286
Shareholders’ equity	32,224	30,741	29,878	25,860	25,793
__________

(a)
Amounts have been revised to reflect the correction of an error related to Pepco's decoupling mechanism. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for additional information.

(b)	The 2016 financial results include the activity of PHI from the merger effective date of March 24, 2016 through December 31, 2016.

Generation
The selected financial data presented below has been derived from the audited consolidated financial statements of Generation. This data is qualified in its entirety by reference to and should be read in conjunction with Generation’s Consolidated Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	For the Years Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Statement of Operations data:
Operating revenues	$18,924	$20,437	$18,500	$17,757	$19,135
Operating income	1,323	975	947	820	2,275
Net income	1,217	443	2,798	550	1,340

	December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet data:
Current assets	$7,076	$8,433	$6,882	$6,567	$6,342
Property, plant and equipment, net	24,193	23,981	24,906	25,585	25,843
Total assets	48,995	47,556	48,457	47,022	46,529
Current liabilities	7,289	5,769	4,191	5,689	4,933
Long-term debt, including long-term debt to affiliates	4,792	7,887	8,644	8,124	8,869
Member’s equity	13,484	13,204	13,669	11,505	11,635

ComEd
The selected financial data presented below has been derived from the audited consolidated financial statements of ComEd. This data is qualified in its entirety by reference to and should be read in conjunction with ComEd’s Consolidated Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	For the Years Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Statement of Operations data:
Operating revenues	$5,747	$5,882	$5,536	$5,254	$4,905
Operating income	1,171	1,146	1,323	1,205	1,017
Net income	688	664	567	378	426

	December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet data:
Current assets	$1,583	$1,570	$1,364	$1,554	$1,518
Property, plant and equipment, net	23,107	22,058	20,723	19,335	17,502
Total assets	32,765	31,213	29,726	28,335	26,532
Current liabilities	2,117	1,925	2,294	2,938	2,766
Long-term debt, including long-term debt to financing trusts	8,196	8,006	6,966	6,813	6,049
Shareholders’ equity	10,677	10,247	9,542	8,725	8,243
PECO
The selected financial data presented below has been derived from the audited consolidated financial statements of PECO. This data is qualified in its entirety by reference to and should be read in conjunction with PECO’s Consolidated Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	For the Years Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Statement of Operations data:
Operating revenues	$3,100	$3,038	$2,870	$2,994	$3,032
Operating income	713	587	655	702	630
Net income	528	460	434	438	378

	December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet data:
Current assets	$722	$782	$822	$757	$842
Property, plant and equipment, net	9,292	8,610	8,053	7,565	7,141
Total assets	11,469	10,642	10,170	10,831	10,367
Current liabilities	722	809	1,267	727	944
Long-term debt, including long-term debt to financing trusts	3,589	3,268	2,587	2,764	2,464
Shareholder's equity	4,178	3,820	3,577	3,415	3,236
BGE
The selected financial data presented below has been derived from the audited consolidated financial statements of BGE. This data is qualified in its entirety by reference to and should be read in conjunction with BGE’s Consolidated Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	For the Years Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Statement of Operations data:
Operating revenues	$3,106	$3,169	$3,176	$3,233	$3,135
Operating income	532	474	614	550	558
Net income	360	313	307	294	288

	December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet data:
Current assets	$833	$786	$811	$842	$845
Property, plant and equipment, net	8,990	8,243	7,602	7,040	6,597
Total assets	10,634	9,716	9,104	8,704	8,295
Current liabilities	753	774	760	707	1,134
Long-term debt, including long-term debt to financing trusts	3,270	2,876	2,577	2,533	1,732
Shareholder's equity	3,683	3,354	3,141	2,848	2,687
PHI
The selected financial data presented below has been derived from the audited consolidated financial statements of PHI. This data is qualified in its entirety by reference to and should be read in conjunction with PHI’s Consolidated Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Successor				Predecessor
	For the Years Ended December 31,			March 24 to December 31,	January 1 to March 23,	For the Year Ended December 31,
(In millions)	2019	2018(a)	2017(a)	2016	2016	2015
Statement of Operations data:
Operating revenues	$4,806	$4,798	$4,672	$3,643	$1,153	$4,935
Operating income	722	643	762	93	105	673
Net income (loss) from continuing operations	477	393	355	(61)	19	318
Net income (loss)	477	393	355	(61)	19	327

	Successor				Predecessor
	December 31,
(In millions)	2019	2018(a)	2017(a)	2016	2015
Balance Sheet data:
Current assets	$1,480	$1,501	$1,527	$1,838	$1,474
Property, plant and equipment, net	14,296	13,446	12,498	11,598	10,864
Total assets	22,719	21,952	21,223	21,025	16,188
Current liabilities	1,612	1,592	1,931	2,284	2,327
Long-term debt	6,460	6,134	5,478	5,645	4,823
Preferred Stock	—	—	—	—	183
Member’s equity/Shareholders' equity	9,608	9,259	8,807	8,016	4,413
__________

(a)
Amounts have been revised to reflect the correction of an error related to Pepco's decoupling mechanism. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for additional information.

Pepco
The selected financial data presented below has been derived from the audited consolidated financial statements of Pepco. This data is qualified in its entirety by reference to and should be read in conjunction with Pepco’s Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	For the Years Ended December 31,
(In millions)	2019	2018(a)	2017(a)	2016	2015
Statement of Operations data:
Operating revenues	$2,260	$2,232	$2,151	$2,186	$2,129
Operating income	361	313	392	174	385
Net income	243	205	198	42	187

	December 31,
(In millions)	2019	2018(a)	2017(a)	2016	2015
Balance Sheet data:
Current assets	$696	$728	$686	$684	$726
Property, plant and equipment, net	6,909	6,460	6,001	5,571	5,162
Total assets	8,661	8,267	7,808	7,335	6,908
Current liabilities	657	628	550	596	455
Long-term debt	2,862	2,704	2,521	2,333	2,340
Shareholder's equity	2,907	2,717	2,515	2,300	2,240
__________

(a)
Amounts have been revised to reflect the correction of an error related to Pepco's decoupling mechanism. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for additional information.

DPL
The selected financial data presented below has been derived from the audited consolidated financial statements of DPL. This data is qualified in its entirety by reference to and should be read in conjunction with DPL’s Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	For the Years Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Statement of Operations data:
Operating revenues	$1,306	$1,332	$1,300	$1,277	$1,302
Operating income	217	190	229	50	165
Net income (loss)	147	120	121	(9)	76

	December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet data:
Current assets	$325	$336	$325	$370	$388
Property, plant and equipment, net	4,035	3,821	3,579	3,273	3,070
Total assets	4,830	4,588	4,357	4,153	3,969
Current liabilities	414	375	547	381	564
Long-term debt	1,487	1,403	1,217	1,221	1,061
Shareholder's equity	1,580	1,509	1,335	1,326	1,237
ACE
The selected financial data presented below has been derived from the audited consolidated financial statements of ACE. This data is qualified in its entirety by reference to and should be read in conjunction with ACE’s Financial Statements and ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	For the Years Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Statement of Operations data:
Operating revenues	$1,240	$1,236	$1,186	$1,257	$1,295
Operating income	151	149	157	7	134
Net income (loss)	99	75	77	(42)	40

	December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet data:
Current assets	$270	$240	$258	$399	$546
Property, plant and equipment, net	3,190	2,966	2,706	2,521	2,322
Total assets	3,933	3,699	3,445	3,457	3,387
Current liabilities	360	422	619	320	297
Long-term debt	1,307	1,170	840	1,120	1,153
Shareholder's equity	1,276	1,126	1,043	1,034	1,000

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Exelon
Executive Overview
Exelon is a utility services holding company engaged in the generation, delivery, and marketing of energy through Generation and the energy distribution and transmission businesses through ComEd, PECO, BGE, Pepco, DPL and ACE.
Exelon has eleven reportable segments consisting of Generation’s five reportable segments (Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions), ComEd, PECO, BGE, Pepco, DPL and ACE. During the first quarter of 2019, due to a change in economics in our New England region, Generation changed the way that information is reviewed by the CODM. The New England region is no longer regularly reviewed as a separate region by the CODM nor presented separately in any external information presented to third parties. Information for the New England region is reviewed by the CODM as part of Other Power Regions. See Note 1 — Significant Accounting Policies and Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon's principal subsidiaries and reportable segments.
Exelon’s consolidated financial information includes the results of its eight separate operating subsidiary registrants, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, which, along with Exelon, are collectively referred to as the Registrants. The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes results for the year ended December 31, 2019 compared to the year ended December 31, 2018, and is separately filed by Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE. However, none of the Registrants makes any representation as to information related solely to any of the other Registrants. For discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the 2018-Form 10-K, which was filed with the SEC on February 8, 2019.

Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net Income attributable to common shareholders by Registrant for the year ended December 31, 2019 compared to the same period in 2018 and 2017. For additional information regarding the financial results for the years ended December 31, 2019 and 2018 see the discussions of Results of Operations by Registrant.

	2019	2018(a)	Favorable (unfavorable) 2019 vs. 2018 variance	2017(a)	Favorable (unfavorable) 2018 vs. 2017 variance
Exelon	$2,936	$2,005	$931	$3,779	$(1,774)
Generation	1,125	370	755	2,710	(2,340)
ComEd	688	664	24	567	97
PECO	528	460	68	434	26
BGE	360	313	47	307	6
PHI	477	393	84	355	38
Pepco	243	205	38	198	7
DPL	147	120	27	121	(1)
ACE	99	75	24	77	(2)
Other(b)	(242)	(195)	(47)	(594)	399
__________

(a)
Exelon’s, PHI’s and Pepco’s amounts have been revised to reflect the correction of an error related to Pepco’s decoupling mechanism. See Note 1 - Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for additional information.

(b)	Primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investing activities.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income attributable to common shareholders increased by $931 million and diluted earnings per average common share increased to $3.01 in 2019 from $2.07 in 2018 primarily due to:

•	Higher net unrealized and realized gains on NDT funds;

•
Decreased accelerated depreciation and amortization due to the early retirement of the Oyster Creek nuclear facility in September 2018 and TMI in September 2019 and the absence of a charge associated with the remeasurement of the Oyster Creek ARO in 2018;

•	Decreased Operating and maintenance expense at Generation which includes the impacts of previous cost management programs, lower pension and OPEB costs and increased NEIL insurance distributions;

•	A benefit associated with the remeasurement of the TMI ARO in the first quarter of 2019 and the annual nuclear ARO update in the third quarter of 2019;

•	Decreased nuclear outage days;

•	Lower mark-to-market losses;

•	Regulatory rate increases at PECO, BGE, Pepco, DPL, and ACE;

•	Increased electric distribution, energy efficiency and transmission earnings at ComEd;

•	Decreased storms costs at PECO and BGE; and

•	Research and development income tax benefits.
The increases were partially offset by;

•	Lower realized energy prices;

•	Lower capacity prices;

•	Unfavorable weather conditions at PECO, DPL and ACE; and

•	Unfavorable volume at PECO.
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

The following table provides a reconciliation between Net income attributable to common shareholders as determined in accordance with GAAP and Adjusted (non-GAAP) operating earnings for the year ended December 31, 2019 as compared to 2018 and 2017:

	For the Years Ended December 31,
	2019		2018(a)		2017(a)
(All amounts in millions after tax)		Earnings per Diluted Share		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$2,936	$3.01	$2,005	$2.07	$3,779	$3.98
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $66, $89 and $68, respectively)	197	0.20	252	0.26	107	0.11
Unrealized (Gains) Losses Related to NDT Fund Investments (net of taxes of $269, $289 and $286, respectively)(b)	(299)	(0.31)	337	0.35	(318)	(0.34)
Amortization of Commodity Contract Intangibles (net of taxes of $22)	—	—	—	—	34	0.04
PHI Merger and Integration Costs (net of taxes of $2 and $25, respectively)	—	—	3	—	40	0.04
Merger Commitments (net of taxes of $137)	—	—	—	—	(137)	(0.14)
Asset Impairments (net of taxes of $56, $13 and $204, respectively)(c)	123	0.13	35	0.04	321	0.34
Plant Retirements and Divestitures (net of taxes of $9, $181, and $134, respectively)(d)	118	0.12	512	0.53	207	0.22
Cost Management Program (net of taxes of $17, $16, and $21, respectively)(e)	51	0.05	48	0.05	34	0.04
Asset Retirement Obligation (net of taxes of $9, $7, and $1, respectively)(f)	(84)	(0.09)	20	0.02	(2)	—
Vacation Policy Change (net of taxes of $21)	—	—	—	—	(33)	(0.03)
Change in Environmental Liabilities (net of taxes of $8, $0, and $17, respectively)	20	0.02	(1)	—	27	0.03
Bargain Purchase Gain (net of taxes of $0)	—	—	—	—	(233)	(0.25)
Gain on Deconsolidation of Business (net of taxes of $83)	—	—	—	—	(130)	(0.14)
Gain on Contract Settlement (net of taxes of $20)(g)	—	—	(55)	(0.06)	—	—
Litigation Settlement Gain (net of taxes of $7)	(19)	(0.02)	—	—	—	—
Income Tax-Related Adjustments (entire amount represents tax expense)(h)	5	0.01	(22)	(0.02)	(1,330)	(1.41)
Noncontrolling Interests (net of taxes of $26, $24, and $24, respectively)(i)	90	0.09	(113)	(0.12)	114	0.12
Adjusted (non-GAAP) Operating Earnings	$3,139	$3.22	$3,021	$3.12	$2,480	$2.61
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all items except the unrealized gains and losses related to NDT funds, the marginal statutory income tax rates for 2019 and 2018 ranged from 26.0 percent to 29.0 percent. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized gains and losses related to NDT funds were 47.3 percent and 46.2 percent for the years ended December 31, 2019 and 2018, respectively.

(a)
Net Income Attributable to Common Shareholders and Adjusted (non-GAAP) Operating Earnings have been revised to reflect the correction of an error related to Pepco’s decoupling mechanism. See Note 1 - Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for additional information.

(b)
Reflects the impact of net unrealized gains and losses on Generation’s NDT fund investments for Non-Regulatory and Regulatory Agreement Units. The impacts of the Regulatory Agreement Units, including the associated income taxes, are contractually eliminated, resulting in no earnings impact.

(c)
In 2018, primarily reflects the impairment of certain wind projects at Generation. In 2019, primarily reflects the impairment of equity method investments in certain distributed energy companies. The impact of such impairment net of noncontrolling interest is $0.02.

(d)
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

(e)	Primarily represents severance and reorganization costs related to cost management programs.

(f)
In 2018, reflects an increase at Pepco related primarily to asbestos identified at its Buzzard Point property. In 2019, reflects a benefit related to Generation's annual nuclear ARO update for non-regulatory units.

(g)	Represents the gain on the settlement of a long-term gas supply agreement at Generation.

(h)
In 2018, reflects an adjustment to the remeasurement of deferred income taxes as a result of the TCJA. In 2019, primarily reflects the adjustment to deferred income taxes due to changes in forecasted apportionment.

(i)
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

Completed Utility Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement Increase (Decrease)	Approved Revenue Requirement Increase (Decrease)	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois (Electric)	April 16, 2018	$(23)	$(24)	8.69%	December 4, 2018	January 1, 2019
ComEd - Illinois (Electric)	April 8, 2019	$(6)	$(17)	8.91%	December 4, 2019	January 1, 2020
PECO - Pennsylvania (Electric)	March 29, 2018	$82	$25	N/A	December 20, 2018	January 1, 2019
BGE - Maryland (Natural Gas)	June 8, 2018 (amended October 12, 2018)	$61	43	9.8%	January 4, 2019	January 4, 2019
BGE - Maryland (Electric)	May 24, 2019 (amended December 17, 2019)	$74	$18	9.7%	December 17, 2019	December 17, 2019
BGE - Maryland (Natural Gas)	May 24, 2019 (amended December 17, 2019)	$59	$45	9.75%	December 17, 2019	December 17, 2019
ACE - New Jersey (Electric)	August 21, 2018 (amended November 19, 2018)	$122	$70	9.6%	March 13, 2019	April 1, 2019
Pepco - Maryland (Electric)	January 15, 2019 (amended May 16, 2019)	$27	$10.3	9.6%	August 12, 2019	August 13, 2019
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
Pepco - District of Columbia (Electric)	May 30, 2019 (amended September 16, 2019)	$160	10.3%	Fourth quarter of 2020
DPL - Maryland (Electric)	December 5, 2019	$19	10.3%	Third quarter of 2020

Transmission Formula Rate
The following total (decreases)/increases were included in ComEd's, BGE's, Pepco's, DPL's and ACE's 2019 annual electric transmission formula rate updates.

Registrant	Initial Revenue Requirement Increase/(Decrease)	Annual Reconciliation (Decrease)/Increase	Total Revenue Requirement Increase/(Decrease)	Allowed Return on Rate Base	Allowed ROE
ComEd	$21	$(16)	$5	8.21%	11.50%
BGE	(10)	(23)	(19)	7.35%	10.50%
Pepco	15	11	26	7.75%	10.50%
DPL	17	(1)	16	7.14%	10.50%
ACE	11	(2)	9	7.79%	10.50%

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
On December 5, 2019, FERC issued an Order accepting without modification the settlement agreement filed by PECO and other parties in July 2019. The settlement results in an increase of approximately $14 million with a return on rate base of 7.62% compared to PECO's initial formula rate filing and allows for an ROE of 10.35%, inclusive of a 50 basis point adder for being a member of the RTO. The settlement did not have a material impact on PECO's 2017, 2018, or 2019 annual transmission revenue requirements. PECO will update its rates in 2020 and refund estimated overcollections totaling approximately $28 million related to the amounts billed under the proposed rates in effect since 2017.
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
FERC Order on the PJM MOPR
On December 19, 2019, FERC issued an order directing PJM to extend the MOPR to include new and existing resources, including nuclear, that receive state subsidies, effective as of PJM’s next capacity auction. Unless Illinois and New Jersey can implement an FRR program in their PJM zones, the MOPR will apply to Generation's nuclear plants in those states receiving ZEC benefits, resulting in higher offers for those units that may not clear the capacity market. On January 21, 2020, Exelon, PJM and a number of other entities submitted individual requests for rehearing. Exelon is currently working with PJM and other stakeholders to pursue the FRR option but cannot predict whether the legislative and regulatory changes can be implemented prior to the next capacity auction in PJM. If Generation’s state-supported nuclear plants in PJM or NYISO are subjected to the MOPR without compensation under an FRR or similar program, it could have a material adverse impact on Exelon's and Generation's financial statements. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Early Plant Retirements
Oyster Creek. Generation permanently ceased generation operations at Oyster Creek on September 17, 2018. On July 31, 2018, Generation entered into an agreement with Holtec International and its wholly owned subsidiary, Oyster Creek Environmental Protection, LLC, for the sale and decommissioning of Oyster Creek. The sale was completed on July 1, 2019. Exelon and Generation recognized a loss on the sale in the third quarter 2019, which was immaterial. See Note 2 — Mergers, Acquisitions and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
Three Mile Island. Generation permanently ceased operations at TMI on September 20, 2019. As a result of the decision to early retire TMI, Exelon and Generation recorded a $176 million incremental pre-tax net charge for the year ended December 31, 2019 primarily due to accelerated depreciation of the plant assets, partially offset by a benefit associated with the remeasurement of the TMI ARO in the first quarter of 2019.
Salem. In 2017, PSEG announced that its New Jersey nuclear plants, including Salem, of which Generation owns a 42.59% ownership interest, were showing increased signs of economic distress, which could lead to an early retirement. PSEG is the operator of Salem and also has the decision-making authority to retire Salem. In 2018, New Jersey enacted legislation that established a ZEC program that provides compensation for nuclear plants that demonstrate to the NJBPU that they meet certain requirements, including that they make a significant contribution to air quality in the state and that their revenues are insufficient to cover their costs and risks. On April 18, 2019, the NJBPU approved the award of ZECs to Salem Unit 1 and Salem Unit 2. Assuming the continued effectiveness of the New Jersey ZEC program, Generation no longer considers Salem to be at heightened risk for early retirement.
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
See Note 3 — Regulatory Matters, Note 6 — Early Plant Retirements and Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information.
CENG Put Option
On November 20, 2019, Generation received notice of EDF’s intention to exercise the put option and sell its 49.99% equity interest in CENG to Generation and the put automatically exercised on January 19, 2020 at the end of the sixty-day advance notice period. Under the terms of the Put Option, the purchase price is to be determined by agreement of the parties, or absent such agreement, by a third-party arbitration process. Any resulting sale would be subject to the approval of the NYPSC, the FERC and the NRC. The process and regulatory approvals could take one to two years or more to complete. See Note 2 - Mergers, Acquisitions and Dispositions for additional information.
Conowingo Hydroelectric Project
In connection with Generation’s pursuit of a new FERC license for Conowingo, on October 29, 2019, Generation and MDE filed with FERC a Joint Offer of Settlement that would resolve all outstanding issues between the parties, effective upon and subject to FERC’s approval and incorporation of the terms into the new license when issued. The financial impact of this settlement, along with other anticipated and prior license commitments, would be recognized over the term of the new 50-year license and is estimated to be, on average, $11 million to $14 million per year, including capital and operating costs. The actual timing and amount of a majority of these costs are not currently fixed and will vary from year to year throughout the life of the new license. Generation cannot currently predict when FERC will issue the new license. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Pacific Gas & Electric Bankruptcy

Generation’s Antelope Valley, a 242 MW solar facility in Lancaster, CA, sells all of its output to PG&E through a PPA. On January 29, 2019, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2019, Generation had approximately $725 million and $485 million of net long-lived assets and nonrecourse debt outstanding, respectively, related to Antelope Valley. PG&E’s bankruptcy created an event of default for Antelope Valley’s nonrecourse debt that provides the lender with a right to accelerate amounts outstanding under the loan such that they would become immediately due and payable. As a result of the ongoing event of default and the absence of a waiver from the lender foregoing their acceleration rights, the debt was reclassified as current in Exelon’s and Generation’s Consolidated Balance Sheets in the first quarter of 2019 and continues to be classified as current as of December 31, 2019.
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
See Note 11 — Asset Impairments and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the PG&E bankruptcy.
Exelon’s Strategy and Outlook for 2020 and Beyond
Exelon’s value proposition and competitive advantage come from its scope and its core strengths of operational excellence and financial discipline. Exelon leverages its integrated business model to create value. Exelon’s regulated and competitive businesses feature a mix of attributes that, when combined, offer shareholders and customers a unique value proposition:

•	The Utility Registrants provide a foundation for steadily growing earnings, which translates to a stable currency in our stock.

•	Generation’s competitive businesses provide free cash flow to invest primarily in the utilities and to reduce debt.
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
Exelon continues to be committed to managing its costs. In November 2017, Exelon announced a commitment for $250 million of cost savings, primarily at Generation, to be achieved by 2020. In November 2018, Exelon announced the elimination of an approximately additional $200 million of annual ongoing costs, through initiatives primarily at Generation and BSC, by 2021. Approximately $150 million is expected to be related to Generation, with the remaining amount related to the Utility Registrants. In October 2019, Exelon announced additional annual cost savings of approximately $100 million, at Generation, to be achieved by 2022. These actions are in response to the continuing economic challenges confronting Generation's business, necessitating continued focus on cost management through enhanced efficiency and productivity.
Growth Opportunities
Management continually evaluates growth opportunities aligned with Exelon’s businesses, assets and markets, leveraging Exelon’s expertise in those areas and offering sustainable returns.
Regulated Energy Businesses. The Utility Registrants anticipate investing approximately $26 billion over the next four years in electric and natural gas infrastructure improvements and modernization projects, including smart grid technology, storm hardening, advanced reliability technologies, and transmission projects, which is projected to result in an increase to current rate base of approximately $13 billion by the end of 2023. The Utility Registrants invest in rate base where beneficial to customers and the community by increasing reliability and the service experience or otherwise meeting customer needs. These investments are made at the lowest reasonable cost to customers.
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
On July 18, 2018, the Secretary announced that the DOC had initiated an investigation in response to the petition. The Secretary submitted a report to President Trump on April 14, 2019 that has not been made public. On July 12, 2019, the President issued a memorandum indicating that he did not agree with the Secretary's finding that uranium imports threaten to impair the national security of the United States, choosing not to impose any trade restrictions at this time.The President found that a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain is necessary and directed that a United States Nuclear Fuel Working Group (Working Group) be established to develop recommendations for reviving and expanding domestic nuclear fuel production. The Working Group report has not yet been issued and is not expected to be made public. The Working Group is co-chaired by the Assistant to the President for National Security Affairs and the Assistant to the President for Economic Policy. Exelon will monitor and volunteer to provide information to support the Working Group's efforts. Exelon and Generation cannot currently predict the outcome of the Working Group report and subsequent actions.
Complaint at FERC Seeking to Alter Capacity Market Default Offer Caps
On February 21, 2019, PJM's Independent Market Monitor (IMM) filed a complaint alleging that the number of performance assessment intervals used to calculate the default offer cap for bids to supply capacity in PJM is too high, resulting in an overstated default offer cap that obviates the need for most sellers to seek unit-specific approval of their offers. The IMM claims that this allows for the exercise of market power. The IMM asks FERC to require PJM to reduce the number of performance assessment intervals used to calculate the opportunity costs of a capacity supplier assuming a capacity obligation. This would, in turn, lower the default offer cap and allow the IMM to review more offers on a unit-specific basis. It is too early to predict the final outcome of this proceeding or its potential financial impact, if any, on Exelon or Generation.
Energy Demand
Modest economic growth partially offset by energy efficiency initiatives is resulting in relatively flat load growth in electricity for the Utility Registrants. ComEd, PECO, BGE, Pepco, DPL and ACE are projecting load volumes to increase (decrease) by (0.3)%, (0.7)%, (1.2)%, (0.4)%, (0.5)% and (0.4)%, respectively, in 2020 compared to 2019.
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
Hedging Strategy
Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. As of December 31, 2019, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 91%-94% and 61%-64% for 2020 and 2021, respectively. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk.
Generation procures natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel assemblies are obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Approximately 60% of Generation’s uranium concentrate requirements from 2020 through 2024 are supplied by three suppliers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial positions.
See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements and ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information.
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
Air Quality
Mercury and Air Toxics Standard Rule (MATS). On December 16, 2011, the EPA signed a final rule to reduce emissions of toxic air pollutants from power plants and signed revisions to the NSPS for electric generating units. The final rule, known as MATS, requires coal-fired electric generation plants to achieve high removal rates of mercury, acid gases and other metals, and to make capital investments in pollution control equipment and incur higher operating expenses. Numerous entities challenged MATS in the D.C. Circuit Court, and Exelon intervened in support of the rule. In April 2014, the D.C. Circuit Court issued an opinion upholding MATS in its entirety. On appeal, the U.S. Supreme Court decided in June 2015 that the EPA unreasonably refused to consider costs in determining whether it is appropriate and necessary to regulate hazardous air pollutants emitted by electric utilities, but did not vacate the rule. On April 27, 2017, the D.C. Circuit Court granted EPA’s motion to hold the litigation in abeyance, pending EPA’s review of the MATS rule pursuant to President Trump’s EO discussed above. Notwithstanding the Court’s order to hold the litigation in abeyance, the MATS rule remains in effect. Exelon will continue to participate in the remanded proceedings before the D.C. Circuit Court as an intervenor in support of the rule. On December 28, 2018, the EPA proposed to revoke the "appropriate and necessary" finding underpinning the MATS rule. While the proposal would leave in place the rule, it would leave it vulnerable to future legal challenge. On February 7, 2019, EPA published its Reconsideration of Supplemental Finding and Residual Risk and Technology Review. After considering public comment, EPA transmitted a final version to the Office of Management and Budget for review prior to publication.
Clean Power Plan. On April 28, 2017, the D.C. Circuit Court issued orders in separate litigation related to the EPA’s actions under the Clean Power Plan (CPP) to amend Clean Air Act Section 111(d) regulation of existing fossil-fired electric generating units and Section 111(b) regulation of new fossil-fired electric generating units. In both cases, the Court has determined to hold the litigation in abeyance pending a determination whether the rule should be remanded to the EPA. In June 2019, EPA issued a final rule that repealed the CPP, and finalized the Affordable Clean Energy rule to replace the CPP with less stringent emissions guidelines based on heat rate improvement measures that could be achieved within the fence line of existing power plants. The Affordable Clean Energy rule is currently being litigated.
2015 Ozone National Ambient Air Quality Standards (NAAQS). On April 11, 2017, the D.C. Circuit Court ordered that the consolidated 2015 ozone NAAQS litigation be held in abeyance pending EPA’s further review of the 2015 Rule. On August 23, 2019, the D.C. Circuit Court upheld the stringency of NAAQS, but remanded certain aspects of its secondary standard to EPA for revision.
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
Clean Water Rule
In 2015, the EPA and the US Army Corps of Engineers, finalized the Clean Water Rule that significantly expanded the definition of the Waters of the United States under the Clean Water Act and resulted in increased environmental costs for some projects. On October 22, 2019, the EPA and the US Army Corps of Engineers repealed the 2015 Clean Water Rule and restored the definition of the Waters of the United States that existed prior to this rule. On January 23, 2020, a new final rule was issued by the EPA and the US Army Corps of Engineers to streamline and clarify the definition of Waters of the United States and will be effective sixty days after publication in the Federal Register. This rule represents final action by these government agencies to narrow the scope of Waters of the United States that are regulated under the federal Clean Water Act.
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
See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to environmental matters.
Other Legislative and Regulatory Developments
Illinois Clean Energy Progress Act
On March 14, 2019, the Clean Energy Progress Act was introduced in the Illinois General Assembly to preserve Illinois’ clean energy choices arising from FEJA and empower the IPA to conduct capacity procurements outside of PJM’s base residual auction process, while utilizing the fixed resource requirement provisions in PJM's tariffs which are still subject to penalties and other obligations under the PJM tariffs. The most significant provisions of the proposed legislation are as follows: (1) it allows the IPA to procure capacity directly from clean energy resources that have previously sold ZECs or RECs, including certain of Generation’s nuclear plants in Illinois, or from new clean energy resources, (2) it establishes a goal of achieving 100% carbon-free power in the ComEd service territory by 2032, and (3) it implements reforms to enhance consumer protections in the state’s competitive retail electricity and natural gas markets, including Generation’s retail customers. Energy legislation has also been proposed by other stakeholders, including renewable resource developers, environmental advocates, and coal-fueled generators. Exelon and Generation will work with legislators and stakeholders and cannot predict the outcome or the potential financial impact, if any, on Exelon or Generation.
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
Nuclear Decommissioning Asset Retirement Obligations (Exelon and Generation)
Generation’s ARO associated with decommissioning its nuclear units was $10.5 billion at December 31, 2019. The authoritative guidance requires that Generation estimate its obligation for the future decommissioning of its nuclear generating plants. To estimate that liability, Generation uses an internally-developed, probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple decommissioning outcome scenarios.
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
Generation’s probabilistic cash flow models also include an assessment of the timing of DOE acceptance of SNF for disposal. Generation currently assumes DOE will begin accepting SNF in 2030. The SNF acceptance date assumption is based on management’s estimates of the amount of time required for DOE to select a site location and develop the necessary infrastructure for long-term SNF storage. For additional information regarding the estimated date that DOE will begin accepting SNF, see Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements.
Discount Rates. The probability-weighted estimated future cash flows for the various assumed scenarios are discounted using credit-adjusted, risk-free rates (CARFR) applicable to the various businesses in which each of the nuclear units originally operated. Generation initially recognizes an ARO at fair value and subsequently adjusts it for changes to estimated costs, timing of future cash flows and modifications to decommissioning assumptions. The ARO is not required or permitted to be re-measured for changes in the CARFR that occur in isolation. Increases in the ARO as a result of upward revisions in estimated undiscounted cash flows are considered new obligations and are measured using a current CARFR as the increase creates a new cost layer within the ARO. Any decrease in the estimated undiscounted future cash flows relating to the ARO are treated as a modification of an existing ARO cost layer and, therefore, is measured using the average historical CARFR rates used in creating the initial ARO cost layers. If Generation’s future nominal cash flows associated with the ARO were to be discounted at current prevailing CARFR, the obligation would increase from approximately $10.5 billion to approximately $13.2 billion.
The following table illustrates the significant impact that changes in the CARFR, when combined with changes in projected amounts and expected timing of cash flows, can have on the valuation of the ARO (dollars in millions):

Change in the CARFR applied to the annual ARO update	Increase (Decrease) to ARO at December 31, 2019
2018 CARFR rather than the 2019 CARFR	$(820)
2019 CARFR increased by 50 basis points	(390)
2019 CARFR decreased by 50 basis points	390

ARO Sensitivities. Changes in the assumptions underlying the ARO could materially affect the decommissioning obligation. The impact to the ARO of a change in any one of these assumptions is highly dependent on how the other assumptions may correspondingly change.
The following table illustrates the effects of changing certain ARO assumptions while holding all other assumptions constant (dollars in millions):

Change in ARO Assumption	Increase to ARO at December 31, 2019
Cost escalation studies
Uniform increase in escalation rates of 50 basis points	$2,250
Probabilistic cash flow models
Increase the estimated costs to decommission the nuclear plants by 10 percent	910
Increase the likelihood of the DECON scenario by 10 percent and decrease the likelihood of the SAFSTOR scenario by 10 percent(a)	550
Shorten each unit's probability weighted operating life assumption by 10 percent(b)	1,570
Extend the estimated date for DOE acceptance of SNF to 2035	350
__________

(a)	Excludes any sites in which management has committed to a specific decommissioning approach.

(b)	Excludes any retired sites.
See Note 1 — Significant Accounting Policies, Note 6 — Early Plant Retirements and Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information regarding accounting for nuclear AROs.
Goodwill (Exelon, ComEd and PHI)
As of December 31, 2019, Exelon’s $6.7 billion carrying amount of goodwill consists of $2.6 billion at ComEd, $4 billion at PHI and immaterial amounts at Generation and DPL. These entities are required to perform an assessment for possible impairment of their goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting units below their carrying amount. A reporting unit is an operating segment or one level below an operating segment (known as a component) and is the level at which goodwill is tested for impairment. ComEd has a single operating segment and reporting unit. PHI’s operating segments and reporting units are Pepco, DPL and ACE. See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information. Exelon's and ComEd’s goodwill has been assigned entirely to the ComEd reporting unit. Exelon's and PHI’s goodwill has been assigned to the Pepco, DPL and ACE reporting units in the amounts of $2.1 billion, $1.4 billion and $0.5 billion, respectively. See Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
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
Application of the goodwill impairment test requires management judgment, including the identification of reporting units and determining the fair value of the reporting unit, which management estimates using a weighted combination of a discounted cash flow analysis and a market multiples analysis. Significant assumptions used in these fair value analyses include discount and growth rates, utility sector market performance and transactions, projected operating and capital cash flows for ComEd’s, Pepco's, DPL's and ACE's businesses and the fair value of debt. In applying the second step, if needed, management must estimate the fair value of specific assets and liabilities of the reporting unit.
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
See Note 1 — Significant Accounting Policies and Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
Purchase Accounting (Exelon, Generation and PHI)
Assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, could significantly impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. If the transaction is determined to be an asset acquisition the purchase price is allocated to the assets acquired and the liabilities assumed and no goodwill or bargain purchase gain would be recorded.  See Note 2 — Mergers, Acquisitions and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
Unamortized Energy Contract Assets and Liabilities (Exelon, Generation and PHI)
Unamortized energy contract assets and liabilities represent the remaining unamortized balances of non-derivative energy contracts that Generation has acquired and the electricity contracts Exelon has acquired as part of the PHI merger. The initial amount recorded represents the fair value of the contracts at the time of acquisition. At Exelon and PHI, offsetting regulatory assets or liabilities were also recorded for those energy contract costs that are probable of recovery or refund through customer rates. The unamortized energy contract assets and liabilities and any corresponding regulatory assets or liabilities, respectively, are amortized over the life of the contract in relation to the expected realization of the underlying cash flows. Amortization of the unamortized energy contract assets and liabilities is recorded through purchased power and fuel expense or operating revenues, depending on the nature of the underlying contract. See Note 3 — Regulatory Matters, Note 2 — Mergers, Acquisitions and Dispositions and Note 12 — Intangible Assets of the Combined Notes to Consolidated Financial Statements for additional information.
Impairment of Long-Lived Assets (All Registrants)
All Registrants regularly monitor and evaluate the carrying value of long-lived assets and asset groups for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Indicators of potential impairment may include a deteriorating business climate, including, but not limited to, declines in energy prices, condition of the asset, an asset remaining idle for more than a short period of time, specific regulatory disallowance, advances in technology, plans to dispose of a long-lived asset significantly before the end of its useful life, and financial distress of a third party for assets contracted with them on a long-term basis, among others.
The review of long-lived assets and asset groups for impairment utilizes significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions. For the generation business, forecasting future cash flows requires assumptions regarding forecasted commodity prices for the sale of power and purchases of fuel and the expected operations of assets. A variation in the assumptions used could lead to a different conclusion regarding the recoverability of an asset or asset group and, thus, could potentially result in material future impairments. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets or asset groups are largely independent of the cash flows of other assets and liabilities. For the generation business, the lowest level of independent cash flows is determined by the evaluation of several factors, including the geographic dispatch of the generation units and the hedging strategies related to those units as well as the associated intangible assets or liabilities recorded on the balance sheet. The cash flows from the generating units are generally evaluated at a regional portfolio level with cash flows generated from the customer supply and risk management activities, including cash flows from related intangible assets and liabilities on the balance sheet. In certain cases, generating assets may be evaluated on an individual basis where those assets are contracted on a long-term basis with a third party and operations are independent of other generating assets (typically contracted renewables). For such assets the financial viability of the third party, including the impact of bankruptcy on the contract, may be a significant assumption in the assessment.
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
See Note 11 — Asset Impairments of the Combined Notes to Consolidated Financial Statements for a discussion of asset impairment assessments.
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
At Generation, along with depreciation study results, management considers expected future energy market conditions and generation plant operating costs and capital investment requirements in determining the estimated service lives of its generating facilities. See Note 6 — Early Plant Retirements of the Combined Notes to the Consolidated Financial Statements for additional information.
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
Discount Rate. At December 31, 2019 and 2018, the discount rates were determined by developing a spot rate curve based on the yield to maturity of a universe of high-quality non-callable (or callable with make whole provisions) bonds with similar maturities to the related pension and other postretirement benefit obligations. The spot rates are used to discount the estimated future benefit distribution amounts under the pension and other postretirement benefit plans. The discount rate is the single level rate that produces the same result as the spot rate curve. Exelon utilizes an analytical tool developed by its actuaries to determine the discount rates.
Mortality. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. Exelon’s mortality assumption is supported by an actuarial experience study of Exelon's plan participants and beginning in 2019, utilizes the Society of Actuaries' 2019 base table (Pri-2012) and MP-2019 improvement scale adjusted to a 0.75% long-term rate reached in 2035.

Sensitivity to Changes in Key Assumptions. The following tables illustrate the effects of changing certain of the actuarial assumptions discussed above, while holding all other assumptions constant (dollars in millions):

	Actual Assumption
Actuarial Assumption	Pension	OPEB	Change in Assumption	Pension	OPEB	Total
Change in 2019 cost:
Discount rate (a)	4.31%	4.30%	0.5%	$(47)	$(14)	$(61)
	4.31%	4.30%	(0.5)%	47	13	60
EROA	7.00%	6.67%	0.5%	(88)	(11)	(99)
	7.00%	6.67%	(0.5)%	88	11	99
Change in benefit obligation at December 31, 2019:
Discount rate (a)	3.34%	3.31%	0.5%	(1,244)	(247)	(1,491)
	3.34%	3.31%	(0.5)%	1,316	261	1,577
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

See Note 14 — Retirement Benefits of the Combined Notes to Consolidated Financial Statements for additional information regarding the accounting for the defined benefit pension plans and other postretirement benefit plans.
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
The following table illustrates the gains (losses) that could result from the elimination of regulatory assets and liabilities and charges against OCI (dollars in millions before taxes) related to deferred costs associated with Exelon's pension and other postretirement benefit plans that are recorded as regulatory assets in Exelon's Consolidated Balance Sheets:

December 31, 2019	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Gain (loss)	$887	$4,981	$6	$591	$(696)	$(18)	$337	$(43)
Charge against OCI(a)	$3,864	$—	$—	$—	$—	$—	$—	$—
___________

(a)
Exelon's charge against OCI (before taxes) consists of up to $2.3 billion, $176 million, $176 million, $396 million, $191 million and $86 million related to ComEd's, BGE's, PHI's, Pepco's, DPL's and ACE's respective portions of the deferred costs associated with Exelon's pension and other postretirement benefit plans. Exelon also has a net regulatory liability of $(44) million (before taxes) related to PECO’s portion of the deferred costs associated with Exelon’s other postretirement benefit plans that would result in an increase in OCI if reversed.

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
Accounting for Derivative Instruments (All Registrants)
The Registrants use derivative instruments to manage commodity price risk, foreign currency exchange risk and interest rate risk related to ongoing business operations. The Registrants’ derivative activities are in accordance with Exelon’s Risk Management Policy (RMP). See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
All derivatives are recognized on the balance sheet at their fair value, except for certain derivatives that qualify for, and are elected under, NPNS. Derivatives entered into for economic hedging and for proprietary trading purposes are recorded at fair value through earnings. For economic hedges that are not designated for hedge accounting for the Utility Registrants, changes in the fair value each period are generally recorded with a corresponding offsetting regulatory asset or liability given likelihood of recovering the associated costs through customer rates.
Normal Purchases and Normal Sales Exception. As part of Generation’s energy marketing business, Generation enters into contracts to buy and sell energy to meet the requirements of its customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. While some of these contracts are considered derivative financial instruments under the authoritative guidance, certain of these qualifying transactions have been designated by Generation as NPNS transactions, which are thus not required to be recorded at fair value, but rather on an accrual basis of accounting. Determining whether a contract qualifies for the NPNS requires judgment on whether the contract will physically deliver and requires that management ensure compliance with all of the associated qualification and documentation requirements. Revenues and expenses on contracts that qualify as NPNS are recognized when the underlying physical transaction is completed. Contracts that qualify for the NPNS are those for which physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time and the contract is not financially settled on a net basis. The contracts that ComEd has entered into with suppliers as part of ComEd’s energy procurement process, PECO’s full requirement contracts under the PAPUC-approved DSP program, most of PECO’s natural gas supply agreements, all of BGE’s full requirement contracts and natural gas supply agreements that are derivatives and certain Pepco, DPL and ACE full requirement contracts qualify for and are accounted for under the NPNS.
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
See ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK and Note 17 — Fair Value of Financial Assets and Liabilities and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding the Registrants’ derivative instruments.
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
Actual income taxes could vary from estimated amounts due to the future impacts of various items, including future changes in income tax laws, the Registrants’ forecasted financial condition and results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
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
Revenue from Contracts with Customers. The Registrants recognize revenues in the period in which the performance obligations within contracts with customers are satisfied, which generally occurs when power, natural gas, and other energy-related commodities are physically delivered to the customer. Transactions of the Registrants within the scope of Revenue from Contracts with Customers generally include non-derivative agreements, contracts that are designated as NPNS, sales to utility customers under regulated service tariffs, and spot-market energy commodity sales, including settlements with independent system operators.
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
Alternative Revenue Program Accounting. Certain of the Utility Registrants’ ratemaking mechanisms qualify as ARPs if they (i) are established by a regulatory order and allow for automatic adjustment to future rates, (ii) provide for additional revenues (above those amounts currently reflected in the price of utility service) that are objectively determinable and probable of recovery, and (iii) allow for the collection of those additional revenues within 24 months following the end of the period in which they were recognized. For mechanisms that meet these criteria, which include the Utility Registrants’ formula rate and revenue decoupling mechanisms, the Utility Registrants adjust revenue and record an offsetting regulatory asset or liability once the condition or event allowing additional billing or refund has occurred. The ARP revenues presented in the Utility Registrants’ Consolidated Statements of Operations and Comprehensive Income include both: (i) the recognition of “originating” ARP revenues (when the regulator-specified condition or event allowing for additional billing or refund has occurred) and (ii) an equal and offsetting reversal of the “originating” ARP revenues as those amounts are reflected in the price of utility service and recognized as Revenue from Contracts with Customers.
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

Generation

Results of Operations—Generation

	2019	2018	Favorable (unfavorable) 2019 vs. 2018 variance	2017	Favorable (unfavorable) 2018 vs. 2017 variance
Operating revenues	$18,924	$20,437	$(1,513)	$18,500	$1,937
Purchased power and fuel expense	10,856	11,693	837	9,690	(2,003)
Revenues net of purchased power and fuel expense	8,068	8,744	(676)	8,810	(66)
Other operating expenses
Operating and maintenance	4,718	5,464	746	6,299	835
Depreciation and amortization	1,535	1,797	262	1,457	(340)
Taxes other than income taxes	519	556	37	555	(1)
Total other operating expenses	6,772	7,817	1,045	8,311	494
Gain (loss) on sales of assets and businesses	27	48	(21)	2	46
Bargain purchase gain	—	—	—	233	(233)
Gain on deconsolidation of business	—	—	—	213	(213)
Operating income	1,323	975	348	947	28
Other income and (deductions)
Interest expense	(429)	(432)	3	(440)	8
Other, net	1,023	(178)	1,201	948	(1,126)
Total other income and (deductions)	594	(610)	1,204	508	(1,118)
Income before income taxes	1,917	365	1,552	1,455	(1,090)
Income taxes	516	(108)	(624)	(1,376)	(1,268)
Equity in losses of unconsolidated affiliates	(184)	(30)	(154)	(33)	3
Net income	1,217	443	774	2,798	(2,355)
Net income attributable to noncontrolling interests	92	73	(19)	88	(15)
Net income attributable to membership interest	$1,125	$370	$755	$2,710	$(2,340)
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income attributable to membership interest increased by $755 million primarily due to:

•	Higher net unrealized and realized gains on NDT funds;

•
Decreased accelerated depreciation and amortization due to the early retirement of the Oyster Creek nuclear facility in September 2018 and TMI in September 2019 and the absence of a charge associated with the remeasurement of the Oyster Creek ARO;

•	Decreased operating and maintenance expense at Generation which includes the impacts of previous cost management programs and lower pension and OPEB costs, and increased NEIL insurance distributions;

•	A benefit associated with the remeasurement of the TMI ARO in the first quarter of 2019 and the annual nuclear ARO update in the third quarter of 2019;

•	Decreased nuclear outage days;

•	Lower mark-to-market losses;

•	Research and development income tax credits.

Generation

The increases were partially offset by;

•	Lower realized energy prices; and

•	Lower capacity prices.
Revenues Net of Purchased Power and Fuel Expense. The basis for Generation's reportable segments is the integrated management of its electricity business that is located in different geographic regions, and largely representative of the footprints of ISO/RTO and/or NERC regions, which utilize multiple supply sources to provide electricity through various distribution channels (wholesale and retail). Generation's hedging strategies and risk metrics are also aligned with these same geographic regions. Generation's five reportable segments are Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions. During the first quarter of 2019, due to a change in economics in our New England region, Generation changed the way that information is reviewed by the CODM. The New England region will no longer be regularly reviewed as a separate region by the CODM nor will it be presented separately in any external information presented to third parties. Information for the New England region will be reviewed by the CODM as part of Other Power Regions. See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information on these reportable segments.
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
For the years ended December 31, 2019 compared to 2018, RNF by region were as follows:

			2019 vs. 2018
	2019	2018	Variance	% Change
Mid-Atlantic(a)	$2,655	$3,073	$(418)	(13.6)%
Midwest(b)	2,962	3,135	(173)	(5.5)%
New York	1,094	1,122	(28)	(2.5)%
ERCOT	308	258	50	19.4%
Other Power Regions	620	729	(109)	(15.0)%
Total electric revenues net of purchased power and fuel expense	7,639	8,317	(678)	(8.2)%
Mark-to-market losses	(215)	(319)	104	(32.6)%
Other	644	746	(102)	(13.7)%
Total revenue net of purchased power and fuel expense	$8,068	$8,744	$(676)	(7.7)%
_________

(a)	Includes results of transactions with PECO, BGE, Pepco, DPL and ACE.

(b)	Includes results of transactions with ComEd.

Generation

Generation’s supply sources by region are summarized below:

			2019 vs. 2018
Supply Source (GWhs)	2019	2018	Variance	% Change
Nuclear Generation(a)
Mid-Atlantic	58,347	64,099	(5,752)	(9.0)%
Midwest	94,890	94,283	607	0.6%
New York	28,088	26,640	1,448	5.4%
Total Nuclear Generation	181,325	185,022	(3,697)	(2.0)%
Fossil and Renewables
Mid-Atlantic	2,884	3,670	(786)	(21.4)%
Midwest	1,374	1,373	1	0.1%
New York	5	3	2	66.7%
ERCOT	13,572	11,180	2,392	21.4%
Other Power Regions	11,476	13,256	(1,780)	(13.4)%
Total Fossil and Renewables	29,311	29,482	(171)	(0.6)%
Purchased Power
Mid-Atlantic	14,790	6,506	8,284	127.3%
Midwest	1,424	996	428	43.0%
ERCOT	4,821	6,550	(1,729)	(26.4)%
Other Power Regions	48,673	44,998	3,675	8.2%
Total Purchased Power	69,708	59,050	10,658	18.0%
Total Supply/Sales by Region
Mid-Atlantic(b)	76,021	74,275	1,746	2.4%
Midwest(b)	97,688	96,652	1,036	1.1%
New York	28,093	26,643	1,450	5.4%
ERCOT	18,393	17,730	663	3.7%
Other Power Regions	60,149	58,254	1,895	3.3%
Total Supply/Sales by Region	280,344	273,554	6,790	2.5%
__________

(a)
Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG).

(b)	Includes affiliate sales to PECO, BGE, Pepco, DPL and ACE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region.

Generation

For the years ended December 31, 2019 compared to 2018 changes in RNF by region were as follows:

	2019 vs. 2018
	(Decrease)/Increase	Description
Mid-Atlantic	$(418)
• decreased revenue due to the permanent cease of generation operations at Oyster Creek in the third quarter of 2018 and Three Mile Island in the third quarter of 2019
• lower realized energy prices
• decreased capacity prices, partially offset by
• increased ZEC revenues due to the approval of the NJ ZEC program in the second quarter of 2019

Midwest	(173)	• the absence of the revenue recognized in the first quarter of 2018 related to ZECs generated in Illinois from June through December 2017 • decreased capacity prices
New York	(28)	• lower realized energy prices • decreased capacity prices, partially offset by • increased ZEC revenues due to higher ZEC prices and increased nuclear output • decreased nuclear outage days
ERCOT	50	• higher realized energy prices
Other Power Regions	(109)	• decreased capacity prices • lower realized energy prices
Mark-to-market(a)	104	• losses on economic hedging activities of $215 million in 2019 compared to losses of $319 million in 2018
Other	(102)
• the absence of the gain on the settlement of a long-term gas supply agreement
• congestion activity, partially offset by
• decrease in accelerated nuclear fuel amortization associated with announced early plant retirements

Total	$(676)
_________
(a) See Note 15 — Derivative Financial Instruments for additional information on mark-to-market losses.
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

	2019	2018
Nuclear fleet capacity factor	95.7%	94.6%
Refueling outage days	209	274
Non-refueling outage days	51	38

Generation

The changes in Operating and maintenance expense, consisted of the following:

(Decrease) Increase 2019 vs. 2018
Labor, other benefits, contracting, materials(a)	$(174)
Nuclear refueling outage costs, including the co-owned Salem plants	(87)
Corporate allocations	(82)
Insurance(b)	(47)
Merger and integration costs	(4)
Plant retirements and divestitures(c)	(175)
Change in environmental liabilities	7
ARO update(d)	(70)
Asset Impairments(e)	(32)
Pension and non-pension postretirement benefits expense	(62)
Allowance for uncollectible accounts	(14)
Accretion expense	(77)
Other(f)	71
Decrease in operating and maintenance expense	$(746)
__________

(a)
Primarily reflects decreased costs related to the permanent cease of generation operations at Oyster Creek, lower labor costs resulting from previous cost management programs, and lower pension and OPEB costs.

(b)	Primarily reflects a supplemental NEIL insurance distribution received in the fourth quarter of 2019.

(c)
Primarily due to the benefit recorded in the first quarter of 2019 for the remeasurement of the TMI ARO and the absence of a charge associated with the remeasurement of the Oyster Creek ARO in the third quarter of 2018.

(d)	Primarily reflects a benefit related to Generation's annual nuclear ARO update for non-regulatory units.

(e)	Primarily due to the impairment of certain wind projects recorded in the second quarter of 2018.

(f)	Primarily due to the increased revenue as a result of a research and development tax refund.
Depreciation and amortization expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased primarily due to the permanent cessation of generation operations at Oyster Creek in the third quarter of 2018 and TMI in the fourth quarter of 2019.
Gain (loss) on sales of assets and businesses for the year ended December 31, 2019 compared to the year ended December 31, 2018 decreased primarily due to Generation's sale of Oyster Creek.
Other, net for the year ended December 31, 2019 compared to the same period in 2018 increased for the twelve months ended December 31, 2019 compared to the same period in 2018 due to activity associated with NDT funds as described in the table below.

	2019	2018
Net unrealized gains (losses) on NDT funds(a)	$411	$(483)
Net realized gains on sale of NDT funds(a)	253	180
Interest and dividend income on NDT funds(a)	110	122
Contractual elimination of income tax expense(b)	216	(38)
Other	33	41
Total other, net	$1,023	$(178)
_________

(a)	Unrealized gains (losses), realized gains and interest and dividend income on the NDT funds are associated with the Non-Regulatory Agreement units.

(b)	Contractual elimination of income tax expense is associated with the income taxes on the NDT funds of the Regulatory Agreement units.

Generation

Effective income tax rates were 26.9% and (29.5)% for the years ended December 31, 2019 and 2018, respectively. The change in 2019 is primarily related to research and development claims, renewable tax credits and one-time adjustments. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Equity in losses of unconsolidated affiliates for the twelve months ended December 31, 2019 compared to the same period in 2018 decreased primarily due to the impairment of equity method investments in certain distributed energy companies.
Net income attributable to noncontrolling interests for the twelve months ended December 31, 2019 compared to the same period in 2018 decreased primarily due to the offsetting noncontrolling interest impact of the impairment of equity method investments in certain distributed energy companies.

ComEd

Results of Operations—ComEd

	2019	2018	Favorable (unfavorable) 2019 vs. 2018 variance	2017	Favorable (unfavorable) 2018 vs. 2017 variance
Operating revenues	$5,747	$5,882	$(135)	$5,536	$346
Purchased power expense	1,941	2,155	214	1,641	(514)
Revenues net of purchased power expense	3,806	3,727	79	3,895	(168)
Other operating expenses
Operating and maintenance	1,305	1,335	30	1,427	92
Depreciation and amortization	1,033	940	(93)	850	(90)
Taxes other than income taxes	301	311	10	296	(15)
Total other operating expenses	2,639	2,586	(53)	2,573	(13)
Gain on sales of assets	4	5	(1)	1	4
Operating income	1,171	1,146	25	1,323	(177)
Other income and (deductions)
Interest expense, net	(359)	(347)	(12)	(361)	14
Other, net	39	33	6	22	11
Total other income and (deductions)	(320)	(314)	(6)	(339)	25
Income before income taxes	851	832	19	984	(152)
Income taxes	163	168	5	417	249
Net income	$688	$664	$24	$567	$97
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income increased by $24 million primarily due to higher electric distribution, transmission and energy efficiency formula rate earnings (reflecting the impacts of higher rate base, partially offset by lower allowed electric distribution ROE due to a decrease in treasury rates).
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
The changes in RNF consisted of the following:

Increase (Decrease) 2019 vs. 2018
Electric distribution revenue	$47
Transmission revenue	32
Energy efficiency revenue	47
Uncollectible accounts recovery, net	(7)
Other	(40)
Total increase	$79

ComEd

Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer or number of customers as a result of a change to the electric distribution formula rate pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs (e.g., severe weather and storm restoration), investments being recovered and allowed ROE. During the year ended December 31, 2019, as compared to the same period in 2018, electric distribution revenue increased primarily due to the impact of higher rate base and increased depreciation expenses, offset by lower allowed ROE due to a decrease in treasury rates. See Operating and Maintenance Expense below and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. During the year ended December 31, 2019, as compared to the same period in 2018, transmission revenue increased primarily due to the impact of increased peak load, higher rate base, and higher fully recoverable costs. See Operating and Maintenance Expense below and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to the impact of higher rate base and increased regulatory asset amortization. See Depreciation and amortization expense discussions below and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Uncollectible Accounts Recovery, Net represents recoveries under the uncollectible accounts tariff. See Operating and maintenance expense discussion below for additional information on this tariff.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues and recoveries of environmental costs associated with MGP sites. The decrease in Other revenue for the year ended December 31, 2019, as compared to the same period in 2018, primarily reflects absence of mutual assistance revenues associated with hurricane and winter storm restoration efforts that occurred in Q1 2018. An equal and offsetting amount was included in Operating and maintenance expense.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

(Decrease) Increase 2019 vs. 2018
Baseline
Pension and non-pension postretirement benefits expense(a)	$(36)
Labor, other benefits, contracting and materials(b)	(27)
Uncollectible accounts expense(c)	(7)
Storm costs	31
Other	9
Total decrease	$(30)

ComEd

__________

(a)	Primarily reflects an increase in discount rates and the favorable impacts of the merger of two of Exelon’s pension plans effective in January 2019, partially offset by lower than expected asset returns in 2018.

(b)	Primarily reflects absence of mutual assistance expenses and decreased contracting costs. An equal and offsetting increase has been recognized in Operating revenues for the period presented.

(c)
ComEd is allowed to recover from or refund to customers the difference between its annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. ComEd recorded a net decrease in uncollectible accounts for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to the timing of regulatory cost recovery. An equal and offsetting amount has been recognized in Operating revenues for the periods presented.

The changes in Depreciation and amortization expense consisted of the following:

Increase 2019 vs. 2018
Depreciation expense(a)	$58
Regulatory asset amortization(b)	35
Total increase	$93
__________

(a)	Reflects ongoing capital expenditures and higher depreciation rates effective January 2019.

(b)	Includes amortization of ComEd's energy efficiency formula rate regulatory asset.

Effective income tax rates for the years ended December 31, 2019 and 2018, were 19.2% and 20.2% , respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO

Results of Operations—PECO

	2019	2018	Favorable (unfavorable) 2019 vs. 2018 variance	2017	Favorable (unfavorable) 2018 vs. 2017 variance
Operating revenues	$3,100	$3,038	$62	$2,870	$168
Purchased power and fuel expense	1,029	1,090	61	969	(121)
Revenues net of purchased power and fuel expense	2,071	1,948	123	1,901	47
Other operating expenses
Operating and maintenance	861	898	37	806	(92)
Depreciation and amortization	333	301	(32)	286	(15)
Taxes other than income taxes	165	163	(2)	154	(9)
Total other operating expenses	1,359	1,362	3	1,246	(116)
Gain on sales of assets	1	1	—	—	1
Operating income	713	587	126	655	(68)
Other income and (deductions)
Interest expense, net	(136)	(129)	(7)	(126)	(3)
Other, net	16	8	8	9	(1)
Total other income and (deductions)	(120)	(121)	1	(117)	(4)
Income before income taxes	593	466	127	538	(72)
Income taxes	65	6	(59)	104	98
Net income	$528	$460	$68	$434	$26
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income increased by $68 million primarily due to higher electric distribution rates that became effective January 2019, higher natural gas distribution rates and lower storm costs, partially offset by unfavorable weather conditions and volume.
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
The changes in RNF consisted of the following:

	2019 vs. 2018
	(Decrease) Increase
	Electric	Gas	Total
Weather	$(11)	$(8)	$(19)
Volume	(22)	6	(16)
Pricing	112	10	122
Regulatory required programs	42	9	51
Transmission Revenue	(13)	—	(13)
Other	(2)	—	(2)
Total increase	$106	$17	$123

PECO

Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. For the year ended December 31, 2019 compared to the same period in 2018 RNF was decreased by the impact of unfavorable weather conditions in PECO's service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 30-year period in PECO’s service territory. The changes in heating and cooling degree days in PECO’s service territory for the years ended December 31, 2019 and December 31, 2018 compared to the same periods in 2018 and 2017, respectively, and normal weather consisted of the following:

	For the Years Ended December 31,			% Change
Heating and Cooling Degree-Days	2019	2018	Normal	2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	4,307	4,539	4,458	(5.1)%	(3.4)%
Cooling Degree-Days	1,610	1,584	1,415	1.6%	13.8%
Volume. Electric volume, exclusive of the effects of weather, for the year ended December 31, 2019 compared to the same period in 2018, decreased due to lower customer usages for residential, commercial and industrial electric classes, partially offset by the impact of customer growth. Natural gas volume for the year ended December 31, 2019 compared to the same period in 2018, increased due to customer and economic growth.

Electric Retail Deliveries to Customers (in GWhs)	2019	2018	% Change 2019 vs. 2018	Weather - Normal % Change(b)
Retail Deliveries (a)
Residential	13,650	14,005	(2.5)%	(1.4)%
Small commercial & industrial	7,983	8,177	(2.4)%	(1.2)%
Large commercial & industrial	14,958	15,516	(3.6)%	(3.4)%
Public authorities & electric railroads	725	761	(4.7)%	(5.0)%
Total electric retail deliveries	37,316	38,459	(3.0)%	(2.3)%
__________

(a)
Reflects delivery volumes and revenue from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

	As of December 31,
Number of Electric Customers	2019	2018
Residential	1,494,462	1,480,925
Small commercial & industrial	154,000	152,797
Large commercial & industrial	3,104	3,118
Public authorities & electric railroads	10,039	9,565
Total	1,661,605	1,646,405

PECO

Natural Gas Deliveries to customers (in mmcf)	2019	2018	% Change 2019 vs. 2018	Weather - Normal % Change(b)
Retail Deliveries (a)
Residential	40,196	43,450	(7.5)%	0.9%
Small commercial & industrial	23,828	21,997	8.3%	1.4%
Large commercial & industrial	50	65	(23.1)%	7.4%
Transportation	25,822	26,595	(2.9)%	(1.3)%
Total natural gas deliveries	89,896	92,107	(2.4)%	0.4%
__________

(a)
Reflects delivery volumes and revenue from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

	As of December 31,
Number of Gas Customers	2019	2018
Residential	487,337	482,255
Small commercial & industrial	44,374	44,170
Large commercial & industrial	2	1
Transportation	730	754
Total	532,443	527,180
Pricing for the year ended December 31, 2019 compared to the same period in 2018 increased primarily due to an increase in electric distribution rates charged to customers. The increase in electric distribution rates was effective January 1, 2019 in accordance with the 2018 PAPUC approved electric distribution rate case settlement. Additionally, the increase represents revenue from higher natural gas distribution rates. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency, PGC and the GSA. The riders are designed to provide full and current cost recovery as well as a return. The costs of these programs are included in Operating and maintenance expense, Depreciation and amortization expense and Income taxes.
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the year ended December 31, 2019 compared to the same period in 2018 decreased primarily due to lower operating and maintenance expenses and the terms of the settlement agreement approved by FERC in December 2019. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Other revenue includes rental revenue, revenue related to late payment charges and mutual assistance revenues.
See Note 5—Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.

PECO

The changes in Operating and maintenance expense consisted of the following:

(Decrease) Increase 2019 vs. 2018
Baseline
Storm-related costs (a)	$(30)
Pension and non-pension postretirement benefits expense	(5)
Uncollectible accounts expense	(2)
BSC costs	2
Labor, other benefits, contracting and materials	1
Other	(7)
(41)
Regulatory required programs
Energy efficiency	4
Decrease in operating and maintenance expense	$(37)
__________
(a) Reflects decreased storm costs due to the March 2018 winter storms.

The changes in Depreciation and amortization expense consisted of the following:

Increase 2019 vs. 2018
Depreciation expense (a)	$28
Regulatory asset amortization	4
Increase in depreciation and amortization expense	$32
__________
(a) Depreciation expense increased due to ongoing capital expenditures.
Effective income tax rates were 11.0% and 1.3% for the years ended December 31, 2019 and 2018, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information of the change in effective income tax rates.

BGE

Results of Operations—BGE

	2019	2018	Favorable (unfavorable) 2019 vs. 2018 variance	2017	Favorable (unfavorable) 2018 vs. 2017 variance
Operating revenues	$3,106	$3,169	$(63)	$3,176	$(7)
Purchased power and fuel expense	1,052	1,182	130	1,133	(49)
Revenues net of purchased power and fuel expense	2,054	1,987	67	2,043	(56)
Other operating expenses
Operating and maintenance	760	777	17	716	(61)
Depreciation and amortization	502	483	(19)	473	(10)
Taxes other than income taxes	260	254	(6)	240	(14)
Total other operating expenses	1,522	1,514	(8)	1,429	(85)
Gain on sales of assets	—	1	(1)	—	1
Operating income	532	474	58	614	(140)
Other income and (deductions)
Interest expense, net	(121)	(106)	(15)	(105)	(1)
Other, net	28	19	9	16	3
Total other income and (deductions)	(93)	(87)	(6)	(89)	2
Income before income taxes	439	387	52	525	(138)
Income taxes	79	74	(5)	218	144
Net income	360	313	47	307	6
Net income attributable to common shareholder	$360	$313	$47	$307	$6
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income attributable to common shareholder increased by $47 million primarily due to higher natural gas distribution rates that became effective January 2019 and December 2019, higher electric distribution rates that became effective December 2019, and lower storm costs, partially offset by an increase in various expenses, including interest.
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

BGE

The changes in RNF consisted of the following:

	2019 vs. 2018
	Increase (Decrease)
	Electric	Gas	Total
Distribution revenue	$11	$68	$79
Regulatory required programs	(6)	(4)	(10)
Transmission revenue	10	—	10
Other, net	(7)	(5)	(12)
Total increase	$8	$59	$67
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

	As of December 31,
Number of Electric Customers	2019	2018
Residential	1,177,333	1,168,372
Small commercial & industrial	114,504	113,915
Large commercial & industrial	12,322	12,253
Public authorities & electric railroads	268	262
Total	1,304,427	1,294,802

	As of December 31,
Number of Gas Customers	2019	2018
Residential	639,426	633,757
Small commercial & industrial	38,345	38,332
Large commercial & industrial	6,037	5,954
Total	683,808	678,043
Distribution Revenues increased during the year ended December 31, 2019, compared to the same period in 2018, primarily due to the impact of higher natural gas distribution rates that became effective in both January 2019 and December 2019 and higher electric distribution rates that became effective in December 2019. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased during the year ended December 31, 2019 compared to the same period in 2018, primarily due to increases in capital investment and operating and maintenance expense recoveries. See Operating and maintenance expense below and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

BGE

Other revenue includes revenue related to late payment charges, mutual assistance revenues, off-system sales and service application fees.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

(Decrease) Increase 2019 vs. 2018
Baseline
Storm-related costs(a)	$(24)
Uncollectible accounts expense	(2)
BSC costs	(1)
Labor, other benefits, contracting and materials	8
Pension and non-pension postretirement benefits expense	1
Other	2
(16)

Regulatory Required Programs	(1)
Total (decrease) increase	$(17)
__________

(a)	Reflects decreased storm restoration costs due to the March 2018 winter storms.
The changes in Depreciation and amortization expense consisted of the following:

Increase (Decrease) 2019 vs. 2018
Depreciation expense(a)	$24
Regulatory asset amortization	4
Regulatory required programs	(9)
Increase in depreciation and amortization expense	$19
__________

(a)	Depreciation expense increased due to ongoing capital expenditures.
Interest expense, net increased during the year ended December 31, 2019 compared to the same period in 2018, primarily due to the issuances of debt in September 2018 and September 2019.
Other, net increased during the year ended December 31, 2019 compared to the same period in 2018, primarily due to higher AFUDC equity.
Effective income tax rates were 18% and 19.1% for the years ended December 31, 2019 and 2018, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI

Results of Operations—PHI
PHI’s results of operations include the results of its three reportable segments, Pepco, DPL and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI's corporate operations include interest costs from various financing activities. See the results of operations for Pepco, DPL, and ACE for additional information.

	2019	2018(a)	Favorable (unfavorable) 2019 vs. 2018 variance	2017(a)	Favorable (unfavorable) 2018 vs. 2017 variance

PHI	$477	$393	$84	$355	$38
Pepco	243	205	38	198	7
DPL	147	120	27	121	(1)
ACE	99	75	24	77	(2)
Other(b)	(12)	(7)	(5)	(41)	34
_________

(a)
PHI's and Pepco's amounts have been revised to reflect the correction of an error related to Pepco's decoupling mechanism. See Note 1 - Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for additional information.

(b)	Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities and other financing activities.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income increased by $84 million primarily due to higher electric and natural gas distribution rates (not reflecting the impact of TCJA), higher transmission revenues due to an increase in transmission rates and the highest daily peak load, lower contracting costs, the absence of the charge associated with a remeasurement of the Buzzard Point ARO, lower uncollectible accounts expense, and lower write-offs of construction work in progress, partially offset by an increase in environmental liabilities and various expenses.

Pepco

Results of Operations—Pepco

	2019	2018(a)	Favorable (unfavorable) 2019 vs. 2018 variance	2017(a)	Favorable (unfavorable) 2018 vs. 2017 variance
Operating revenues	$2,260	$2,232	$28	$2,151	$81
Purchased power expense	665	654	(11)	614	(40)
Revenues net of purchased power expense	1,595	1,578	17	1,537	41
Other operating expenses
Operating and maintenance	482	501	19	454	(47)
Depreciation and amortization	374	385	11	321	(64)
Taxes other than income taxes	378	379	1	371	(8)
Total other operating expenses	1,234	1,265	31	1,146	(119)
Gain on sales of assets	—	—	—	1	(1)
Operating income	361	313	48	392	(79)
Other income and (deductions)
Interest expense, net	(133)	(128)	(5)	(121)	(7)
Other, net	31	31	—	32	(1)
Total other income and (deductions)	(102)	(97)	(5)	(89)	(8)
Income before income taxes	259	216	43	303	(87)
Income taxes	16	11	(5)	105	94
Net income	$243	$205	$38	$198	$7
__________

(a)
Amounts have been revised to reflect the correction of an error related to Pepco’s decoupling mechanism. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for additional information.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income increased by $38 million primarily due to higher electric distribution rates in Maryland that became effective August 2019 and June 2018 (not reflecting the impact of TCJA), higher electric distribution rates in the District of Columbia that became effective August 2018 (not reflecting the impact of TCJA), higher transmission revenues due to an increase in transmission rates and the highest daily peak load, the absence of the charge associated with a remeasurement of the Buzzard Point ARO, and lower contracting costs, partially offset by an increase in environmental liabilities.
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

Pepco

The changes in RNF consisted of the following:

Increase (Decrease) 2019 vs. 2018
Volume	$12
Distribution revenue	20
Regulatory required programs	(35)
Transmission revenues	18
Other	2
Total increase	$17
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
Volume, exclusive of the effects of weather, increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to the impact of residential customer growth.

	As of December 31,
Number of Electric Customers	2019	2018
Residential	817,770	807,442
Small commercial & industrial	54,265	54,306
Large commercial & industrial	22,271	22,022
Public authorities & electric railroads	160	150
Total	894,466	883,920
Distribution Revenues increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to higher electric distribution rates in Maryland that became effective in August 2019 and June 2018 (not reflecting the impact of TCJA), higher electric distribution rates (not reflecting the impact of TCJA) in the District of Columbia that became effective in August 2018, partially offset by the accelerated amortization of certain deferred income tax regulatory liabilities established upon the enactment of TCJA as the result of regulatory settlements. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, DC PLUG and SOS administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Revenues from regulatory programs decreased for the year ended December 31, 2019 compared to the same period in 2018 due to lower surcharge rates effective January 2019 for energy efficiency programs that were implemented to reflect the impacts of the enactment of TCJA.
Transmission Revenues. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the year ended December 31, 2019 compared to the same period in 2018 due to rate increases and an increase in the highest daily peak load.
Other revenue includes revenue related to late payment charges, mutual assistance revenues, off-system sales and service application fees.

Pepco

See Note 5 - Segment Information for the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

(Decrease) Increase 2019 vs. 2018
Baseline
BSC and PHISCO costs	$(16)
Labor, other benefits, contracting and materials	(11)
Uncollectible accounts expense	(3)
Pension and Non-Pension Postretirement Benefits	6
Other	8
(16)

Regulatory required programs	(3)
Total decrease	$(19)

Increase (Decrease) 2019 vs. 2018
Depreciation expense(a)	$21
Regulatory asset amortization	4
Regulatory required programs	(36)
Total decrease	$(11)
__________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net for the year ended December 31, 2019 compared to the same period in 2018 increased primarily due to higher outstanding debt.
Effective income tax rates for the years ended December 31, 2019 and 2018 were 6.2% and 5.1%, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

DPL

Results of Operations—DPL

	2019	2018	Favorable (unfavorable) 2019 vs. 2018 variance	2017	Favorable (unfavorable) 2018 vs. 2017 variance
Operating revenues	$1,306	$1,332	$(26)	$1,300	$32
Purchased power and fuel expense	526	561	35	532	(29)
Revenues net of purchased power and fuel expense	780	771	9	768	3
Other operating expenses
Operating and maintenance	323	344	21	315	(29)
Depreciation and amortization	184	182	(2)	167	(15)
Taxes other than income taxes	56	56	—	57	1
Total other operating expenses	563	582	19	539	(43)
Gain on sales of assets	—	1	(1)	—	1
Operating income	217	190	27	229	(39)
Other income and (deductions)
Interest expense, net	(61)	(58)	(3)	(51)	(7)
Other, net	13	10	3	14	(4)
Total other income and (deductions)	(48)	(48)	—	(37)	(11)
Income before income taxes	169	142	27	192	(50)
Income taxes	22	22	—	71	49
Net income	$147	$120	$27	$121	$(1)
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income increased by $27 million primarily due to higher transmission revenues due to an increase in the transmission rates and the highest daily peak load, higher electric distribution rates in Maryland and Delaware that became effective throughout 2018 (not reflecting the impact of TCJA), higher natural gas distribution rates in Delaware that became effective throughout 2018 (not reflecting the impact of TCJA), and lower write-offs of construction work in progress.
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

DPL

The changes in RNF consisted of the following:

	2019 vs. 2018
	Increase (Decrease)
	Electric	Gas	Total
Weather	$(3)	$(4)	$(7)
Volume	1	2	3
Distribution revenue	2	1	3
Regulatory required programs	(7)	2	(5)
Transmission revenues	19	—	19
Other	(4)	—	(4)
Total increase	$8	$1	$9
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the year ended December 31, 2019 compared to the same period in 2018, RNF related to weather decreased primarily due to unfavorable weather conditions in DPL's Delaware service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the year ended December 31, 2019 compared to same period in 2018 and normal weather consisted of the following:

Delaware Electric Service Territory	For the Years Ended December 31,			% Change
Heating and Cooling Degree-Days	2019	2018	Normal	2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	4,475	4,713	4,656	(5.0)%	(3.9)%
Cooling Degree-Days	1,476	1,456	1,224	1.4%	20.6%

Delaware Natural Gas Service Territory	For the Years Ended December 31,			% Change
Heating Degree-Days	2019	2018	Normal	2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	4,475	4,713	4,698	(5.0)%	(4.7)%
Volume, exclusive of the effects of weather, remained relatively consistent for the year ended December 31, 2019 compared to the same period in 2018.

DPL

Electric Retail Deliveries to Delaware Customers (in GWhs)	2019	2018	% Change 2019 vs. 2018	Weather - Normal % Change (b)
Retail Deliveries
Residential	3,149	3,204	(1.7)%	(0.2)%
Small commercial & industrial	1,320	1,344	(1.8)%	(1.4)%
Large commercial & industrial	3,424	3,636	(5.8)%	(5.7)%
Public authorities & electric railroads	34	33	3.0%	0.9%
Total electric retail deliveries(a)	7,927	8,217	(3.5)%	(2.9)%

	As of December 31,
Number of Total Electric Customers (Maryland and Delaware)	2019	2018
Residential	468,162	463,670
Small commercial & industrial	61,721	61,381
Large commercial & industrial	1,411	1,406
Public authorities & electric railroads	613	621
Total	531,907	527,078
__________

(a)
Reflects delivery volumes and revenues from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	2019	2018	% Change 2019 vs. 2018	Weather - Normal % Change(b)
Retail Deliveries
Residential	8,613	8,633	(0.2)%	4.2%
Small commercial & industrial	4,287	4,134	3.7%	7.8%
Large commercial & industrial	1,811	1,952	(7.2)%	(7.1)%
Transportation	6,733	6,831	(1.4)%	(0.2)%
Total natural gas deliveries(a)	21,444	21,550	(0.5)%	2.5%

	As of December 31,
Number of Delaware Gas Customers	2019	2018
Residential	125,873	124,183
Small commercial & industrial	9,999	9,986
Large commercial & industrial	17	18
Transportation	159	156
Total	136,048	134,343
_________

(a)
Reflects delivery volumes and revenues from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to higher electric distribution rates (not reflecting the impact of TCJA) in Maryland and Delaware that became effective throughout 2018 and higher natural gas distribution rates (not reflecting the impact of TCJA) in Delaware that became effective throughout 2018, partially offset by the accelerated amortization of certain deferred income tax regulatory liabilities established upon the enactment of TCJA as the result of regulatory settlements. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

DPL

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
Transmission Revenues. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar years. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the year ended December 31, 2019 compared to the same period in 2018 due to rate increases and an increase in the highest daily peak load.
Other revenue includes revenue related to late payment charges, mutual assistance revenues, off-system sales and service application fees.
See Note 5 - Segment Information for the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

(Decrease) Increase 2019 vs. 2018
Baseline
BSC and PHISCO costs	$(10)
Write-off of construction work in progress	(7)
Uncollectible accounts expense	(2)
Pension and non-pension postretirement benefits expense	4
Labor, other benefits, contracting and materials	2
Storm-related costs	(1)
Other	(6)
(20)

Regulatory required programs	(1)
Total decrease	$(21)
The changes in Depreciation and amortization expense consisted of the following:

Increase (Decrease) 2019 vs. 2018
Depreciation expense(a)	$14
Regulatory asset amortization	(1)
Regulatory required programs	(11)
Total increase	$2
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.

Interest expense, net for the year ended December 31, 2019 compared to the same period in 2018 increased primarily due to higher outstanding debt.

DPL

Effective income tax rates for the years ended December 31, 2019 and 2018 were 13.0% and 15.5%, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates

ACE

Results of Operations—ACE

	2019	2018	Favorable (unfavorable) 2019 vs. 2018 variance	2017	Favorable (unfavorable) 2018 vs. 2017 variance
Operating revenues	$1,240	$1,236	$4	$1,186	$50
Purchased power expense	608	616	8	570	(46)
Revenues net of purchased power expense	632	620	12	616	4
Other operating expenses
Operating and maintenance	320	330	10	307	(23)
Depreciation and amortization	157	136	(21)	146	10
Taxes other than income taxes	4	5	1	6	1
Total other operating expenses	481	471	(10)	459	(12)
Gain on sales of assets	—	—	—	—	—
Operating income	151	149	2	157	(8)
Other income and (deductions)
Interest expense, net	(58)	(64)	6	(61)	(3)
Other, net	6	2	4	7	(5)
Total other income and (deductions)	(52)	(62)	10	(54)	(8)
Income (loss) before income taxes	99	87	12	103	(16)
Income taxes	—	12	12	26	14
Net income	$99	$75	$24	$77	$(2)
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018. Net income increased $24 million primarily due to higher electric distribution rates that became effective April 2019 and higher transmission revenues due to an increase in the transmission rates and the highest daily peak load, partially offset by lower average residential usage.
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
The changes in RNF, consisted of the following:

(Decrease) Increase 2019 vs. 2018
Weather	$(6)
Volume	(11)
Distribution revenue	36
Regulatory required programs	(23)
Transmission revenues	20
Other	(4)
Total increase	$12

ACE

Weather. The demand for electricity is affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. During the year ended December 31, 2019 compared to the same period in 2018, RNF related to weather was lower due to the impact of unfavorable weather conditions in ACE's service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the year ended December 31, 2019 compared to same period in 2018, and normal weather consisted of the following:

	For the Years Ended December 31,		Normal	% Change
Heating and Cooling Degree-Days	2019	2018		2019 vs. 2018	2019 vs. Normal
Heating Degree-Days	4,467	4,523	4,676	(1.2)%	(4.5)%
Cooling Degree-Days	1,374	1,535	1,158	(10.5)%	18.7%
Volume, exclusive of the effects of weather, decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily due to lower average residential and commercial usage.

Electric Retail Deliveries to Customers (in GWhs)	2019	2018	% Change 2019 vs. 2018	Weather - Normal % Change(b)
Retail Deliveries
Residential	3,966	4,185	(5.2)%	(3.5)%
Small commercial & industrial	1,346	1,361	(1.1)%	0.1%
Large commercial & industrial	3,429	3,565	(3.8)%	(3.4)%
Public authorities & electric railroads	47	49	(4.1)%	(2.9)%
Total retail deliveries(a)	8,788	9,160	(4.1)%	(2.9)%

	As of December 31,
Number of Electric Customers	2019	2018
Residential	494,596	490,975
Small commercial & industrial	61,497	61,386
Large commercial & industrial	3,392	3,515
Public authorities & electric railroads	679	656
Total	560,164	556,532
__________

(a)
Reflects delivery volumes and revenues from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to higher electric distribution base rates that became effective in April 2019, partially offset by the accelerated amortization of certain deferred income tax regulatory liabilities established upon the enactment of TCJA as the result of regulatory settlements. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, Societal Benefits Charge, Transition Bonds and BGS administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Operating and maintenance expense, Depreciation and

ACE

amortization expense and Taxes other than income taxes. Revenues from regulatory programs decreased for the year ended December 31, 2019 compared to the same period in 2018 due to rate decreases effective October 2018 for the ACE Transition Bonds.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to rate increases and an increase in the highest daily peak load.
Other revenue includes revenue related to late payment charges, mutual assistance revenues, off-system sales and service application fees.
See Note 5 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The changes in Operating and maintenance expense consisted of the following:

(Decrease) Increase 2019 vs. 2018
Baseline
BSC and PHISCO costs	$(8)
Uncollectible accounts expense(a)	(6)
Labor, other benefits, contracting and materials	(5)
Storm-related costs	2
Pension and non-pension postretirement benefits expense	1
Other	6
Total decrease	$(10)
__________

(a)
ACE is allowed to recover from or refund to customers the difference between its annual uncollectible accounts expense and the amounts collected in rates annually through a rider mechanism. An equal and offsetting amount has been recognized in Operating revenues for the periods presented.

The changes in Depreciation and amortization expense consisted of the following:

Increase (Decrease) 2019 vs. 2018
Depreciation expense(a)	$29
Regulatory asset amortization	6
Regulatory required programs	(14)
Total increase	$21
__________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net for the year ended December 31, 2019 compared to the same period in 2018 decreased primarily due to lower outstanding debt.
Other, net for the year ended December 31, 2019 compared to the same period in 2018 increased primarily due to higher AFUDC equity.
Effective income tax rates were 0.0% and 13.8% for the years ended December 31, 2019 and 2018, respectively. See Note 13 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.
Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each of the Registrants annually evaluates its financing plan, dividend practices and credit line sizing, focusing on maintaining its investment grade ratings while meeting its cash needs to fund capital requirements, retire debt, pay dividends, fund pension and OPEB obligations and invest in new and existing ventures. A broad spectrum of financing alternatives beyond the core financing options can be used to meet its needs and fund growth including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., joint ventures, minority partners, etc.). Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, the

Registrants have access to credit facilities with aggregate bank commitments of $10.6 billion. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for additional information. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.
The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and other postretirement benefit obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, ComEd, PECO, BGE, Pepco, DPL and ACE operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt and credit agreements.
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that sufficient funds will be available in certain minimum amounts to decommission the facility. These NRC minimum funding levels are based upon the assumption that decommissioning activities will commence after the end of the current licensed life of each unit. If a unit fails the NRC minimum funding test, then the plant’s owners or parent companies would be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional cash contributions to the NDT fund to ensure sufficient funds are available. See Note 9 - Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements for additional information.
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
As of December 31, 2019, Exelon would not be required to post a parental guarantee for TMI Unit 1 under the SAFSTOR scenario which is the planned decommissioning option as described in the TMI Unit 1 PSDAR filed by Generation with the NRC on April 5, 2019. On October 16, 2019, the NRC granted Generation's exemption request to use the TMI Unit 1 NDT funds for spent fuel management costs. An additional exemption request would be required to allow the funds to be spent on site restoration costs, which are not expected to be incurred in the near term.
Project Financing (Exelon and Generation)
Project financing is used to help mitigate risk of specific generating assets. Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by the specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default. If a specific project financing entity does not maintain compliance with its specific debt financing covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment was not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to satisfy its associated debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. Additionally, project finance has credit facilities. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on nonrecourse debt.
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
See Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information of regulatory and legal proceedings and proposed legislation.
The following table provides a summary of the change in cash provided by (used in) operating activities for the years ended December 31, 2019, 2018 and 2017:

2019 vs. 2018 Variance	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income	$949	$774	$24	$68	$47	$84	$38	$27	$24
Add (subtract):
Non-cash operating activities	(778)	(835)	(34)	43	100	(12)	(1)	(26)	(3)
Pension and non-pension postretirement benefit contributions	(25)	(36)	(35)	—	6	49	3	(1)	5
Income taxes	(404)	495	33	(49)	(47)	(18)	22	10	4
Changes in working capital and other noncurrent assets and liabilities	(1,221)	(855)	(71)	(50)	(139)	(118)	(24)	(68)	3
Option premiums received (paid), net	14	14	—	—	—	—	—	—	—
Collateral posted (received), net	(520)	(545)	37	—	(8)	—	—	—	—
Net cash flows provided by (used in) operations	$(1,985)	$(988)	$(46)	$12	$(41)	$(15)	$38	$(58)	$33

2018 vs. 2017 Variance	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income	$(1,790)	$(2,355)	$97	$26	$6	$38	$7	$(1)	$(2)
Add (subtract):
Non-cash operating activities	2,133	3,116	(232)	(12)	(73)	(124)	(17)	(41)	(17)
Pension and non-pension postretirement benefit contributions	22	9	(1)	(4)	(1)	25	55	2	14
Income taxes	41	(689)	370	(19)	(80)	(45)	(94)	(24)	9
Changes in working capital and other noncurrent assets and liabilities	589	359	(49)	(7)	112	288	116	95	18
Option premiums received (paid), net	(71)	(71)	—	—	—	—	—	—	—
Collateral posted (received), net	240	193	37	—	4	—	—	—	—
Net cash flows provided by (used in) operations	$1,164	$562	$222	$(16)	$(32)	$182	$67	$31	$22
Changes in Registrants' cash flows from operations for 2019, 2018 and 2017 were generally consistent with changes in each Registrant’s respective results of operations, as adjusted for non-cash operating activities, and changes in working capital in the normal course of business. In addition, significant operating cash flow impacts for the Registrants for 2019, 2018 and 2017 were as follows:

•
See Note 23 —Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statement of Cash Flows for additional information on non-cash operating activity.

•	See Note 13 —Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statement of Cash Flows for additional information on income taxes.

•
Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differ depending on whether the transactions are on an exchange or in the OTC markets.

Pension and Other Postretirement Benefits
Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions below reflect a funding strategy to make levelized annual contributions with the objective of achieving 100% funded status on an Accumulated Benefit Obligation (ABO) basis over time. This level funding strategy helps minimize volatility of future period required pension contributions. Based on this funding strategy and current market conditions, which are subject to change, Exelon’s estimated annual qualified pension contributions will be approximately $500 million beginning in 2020. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements.
While other postretirement plans are also not subject to statutory minimum contribution requirements, Exelon does fund certain of its plans. For Exelon's funded OPEB plans, contributions generally equal accounting costs, however, Exelon’s management has historically considered several factors in determining the level of contributions to its OPEB plans, including liabilities management, levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulatory expectations and best assure continued rate recovery). The amounts below include benefit payments related to unfunded plans.
The following table provides all registrants' planned contributions to the qualified pension plans, planned benefit payments to non-qualified pension plans, and planned contributions to other postretirement plans in 2020:

	Qualified Pension Plans	Non-Qualified Pension Plans	OPEB
Exelon	$505	$36	$42
Generation	227	14	16
ComEd	141	2	3
PECO	17	1	—
BGE	56	2	16
PHI	22	9	7
Pepco	—	2	7
DPL	—	1	—
ACE	2	—	—
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

Cash Flows from Investing Activities
The following table provides a summary of the change in cash provided by (used in) investing activities for the years ended December 31, 2019, 2018 and 2017:

2019 vs. 2018 Variance	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$346	$397	$211	$(90)	$(186)	$20	$30	$16	$(40)
Proceeds from NDT fund sales, net	199	199	—	—	—	—	—	—	—
Acquisitions of assets and businesses, net	113	113	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(38)	(38)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	—	(68)	—	—	—	—	—
Other investing activities	(46)	(7)	—	(10)	(1)	(7)	1	(1)	(2)
Net cash flows provided by (used in) investing activities	$574	$664	$211	$(168)	$(187)	$13	$31	$15	$(42)

2018 vs. 2017 Variance	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(10)	$17	$124	$(117)	$(77)	$21	$(28)	$64	$(23)
Proceeds from NDT fund sales, net	33	33	—	—	—	—	—	—	—
Acquisitions of assets and businesses, net	54	54	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(128)	(128)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	—	(131)	—	—	—	—	—
Other investing activities	188	155	9	5	2	5	2	3	2
Net cash flows provided by (used in) investing activities	$137	$131	$133	$(243)	$(75)	$26	$(26)	$67	$(21)
Significant investing cash flow impacts for the Registrants for 2019, 2018 and 2017 were as follows:

•	Variances in capital expenditures are primarily due to the timing of cash expenditures for capital projects. Refer below for additional information on projected capital expenditure spending.

•	During 2018, Exelon and Generation had expenditures of $81 million and $57 related to the acquisitions of the Everett Marine Terminal and the Handley generating station.

•	During 2017, Exelon and Generation had expenditures of $23 million and $178 million related to the acquisitions of ConEdison Solutions and the FitzPatrick nuclear generating station.

•
During 2018, Exelon and Generation had proceeds of $85 million relating to the sale of Generation’s interest in an electrical contracting business that primarily installs, maintains and repairs underground and high-voltage cable transmission and distribution services.

•	During 2017, Exelon and Generation had proceeds of $218 million from sales of long-lived assets, primarily related to the sale back of turbine equipment.

•	Changes in intercompany money pool are driven by short-term borrowing needs. Refer to more information regarding the intercompany money pool below.

Capital Expenditure Spending
The Registrants most recent estimates of capital expenditures for plant additions and improvements for 2020 are as follows:

(in millions)	Transmission	Distribution	Gas	Total
Exelon	N/A	N/A	N/A	$8,175
Generation	N/A	N/A	N/A	1,725
ComEd	475	1,875	N/A	2,350
PECO	125	700	275	1,100
BGE	275	575	475	1,325
Pepco	175	675	N/A	850
DPL	125	225	100	450
ACE	150	225	N/A	375
Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Generation
Approximately 45% of projected 2020 capital expenditures at Generation are for the acquisition of nuclear fuel, with the remaining amounts reflecting additions and upgrades to existing generation facilities (including material condition improvements during nuclear refueling outages), and additional investment in new generation facilities.  Generation anticipates that it will fund capital expenditures with internally generated funds and borrowings.
Utility Registrants
Projected 2020 capital expenditures at the Utility Registrants are for continuing projects to maintain and improve operations, including enhancing reliability and adding capacity to the transmission and distribution systems such as the Utility Registrants' construction commitments under PJM’s RTEP.
The Utility Registrants as transmission owners are subject to NERC compliance requirements. NERC provides guidance to transmission owners regarding assessments of transmission lines. The results of these assessments could require the Utility Registrants to incur incremental capital or operating and maintenance expenditures to ensure their transmission lines meet NERC standards. In 2010, NERC provided guidance to transmission owners that recommended the Utility Registrants perform assessments of their transmission lines. ComEd, PECO and BGE submitted their final bi-annual reports to NERC in January 2014. ComEd and PECO will be incurring incremental capital expenditures associated with this guidance following the completion of the assessments. Specific projects and expenditures are identified as the assessments are completed. ComEd’s and PECO’s forecasted 2020 capital expenditures above reflect capital spending for remediation to be completed through 2020. BGE, DPL and ACE are complete with their assessments and Pepco has substantially completed its assessment and thus do not expect significant capital expenditures related to this guidance in 2020.
The Utility Registrants anticipate that they will fund their capital expenditures with a combination of internally generated funds and borrowings and additional capital contributions from parent.

Cash Flows from Financing Activities
The following tables provides a summary of the change in cash provided by (used in) financing activities for the years ended December 31, 2019, 2018 and 2017:

2019 vs. 2018 Variance	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$869	$320	$130	$—	$82	$200	$28	$272	$(100)
Long-term debt, net	(665)	(645)	(110)	125	100	(123)	(51)	(133)	63
Changes in Exelon intercompany money pool	—	(146)	—	—	—	12	—	—	—
Common stock issued from treasury stock	—	—	—	—	—	—	—	—	—
Dividends paid on common stock	(76)	—	(49)	(52)	(15)	—	(44)	(43)	(65)
Distributions to member	—	102	—	—	—	(200)	—	—	—
Contributions from parent/member	—	(114)	(250)	99	84	13	(6)	(87)	108
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	—
Other financing activities	33	4	1	16	(6)	4	1	1	2
Net cash flows provided by (used in) financing activities	$161	$(479)	$(278)	$188	$245	$(94)	$(72)	$10	$8

2018 vs. 2017 Variance	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$127	$699	$—	$—	$(74)	$1	$11	$(432)	$(77)
Long-term debt, net	599	(510)	(65)	(125)	291	418	(3)	236	104
Changes in Exelon intercompany money pool	—	47	—	—	—	—	—	—	—
Common stock issued from treasury stock	(1,150)	—	—	—	—	—	—	—	—
Dividends paid on common stock	(96)	—	(37)	(18)	(11)	—	(36)	16	9
Distributions to member	—	(342)	—	—	—	(15)	—	—	—
Contributions from parent/member	—	53	(151)	73	(75)	(373)	5	150	67
Sale of noncontrolling interest	(396)	(396)	—	—	—	—	—	—	—
Other financing activities	(70)	(1)	(2)	(19)	3	(7)	(3)	(2)	(3)
Net cash flows provided by (used in) financing activities	$(986)	$(450)	$(255)	$(89)	$134	$24	$(26)	$(32)	$100
Significant investing cash flow impacts for the Registrants for 2019, 2018 and 2017 were as follows:

•
Changes in short-term borrowings, net, is driven by repayments on and issuances of notes due in less than 90 days. Refer to Note 16 - Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on short-term borrowings.

•	Long-term debt, net, varies due to debt issuances and redemptions each year. Refer to debt issuances and redemptions tables below for more information.

•	Changes in intercompany money pool are driven by short-term borrowing needs. Refer to more information regarding the intercompany money pool below.

•
Exelon issued common stock in 2017 to fund the PHI merger. Refer to Note 19 - Shareholders' Equity of the Combined Notes to Consolidated Financial statements for additional information on common stock issuances.

•
Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 18 - Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on dividend restrictions. See below for quarterly dividends declared.

•
The change in sale of controlling interest from 2017 to 2018 was primarily related to cash received in 2017 for the sale of a 49% interest in EGRP. Refer to Note 22 - Variable Interest Entities of the Combined Notes to Consolidated Financial Statements for additional information on sale of controlling interest.

Debt Issuances and Redemptions
See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances and retirements. Debt activity for 2019, 2018 and 2017 by Registrant was as follows:
During 2019, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	Energy Efficiency Project Financing(a)	3.95%	August 31, 2020	$4	Funding to install energy conservation measures for the Fort Meade project.
Generation	Energy Efficiency Project Financing(a)	3.46%	May 1, 2020	$39	Funding to install energy conservation measures for the Marine Corps. Logistics Project.
Generation	Energy Efficiency Project Financing(a)	2.53%	April 30, 2021	$2	Funding to install energy conservation measures for the Fort AP Hill project.
ComEd	First Mortgage Bonds, Series 126	4.00%	March 1, 2049	$400	Repay a portion of ComEd’s outstanding commercial paper obligations and fund other general corporate purposes.
ComEd	First Mortgage Bonds, Series 127	3.20%	November 15, 2049	$300	Repay a portion of ComEd’s outstanding commercial paper obligations and fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	3.00%	September 15, 2049	$325	Repay short-term borrowings and for general corporate purposes.
BGE	Senior Notes	3.20%	September 15, 2049	$400	Repay commercial paper obligations and for general corporate purposes.
Pepco	First Mortgage Bonds	3.45%	June 13, 2029	$150	Repay existing indebtedness and for general corporate purposes.
Pepco	Unsecured Tax-Exempt Bonds	1.70%	September 1, 2022	$110	Refinance existing indebtedness.
DPL	First Mortgage Bonds	4.14%	December 12, 2049	$75	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	3.50%	May 21, 2029	$100	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	4.14%	May 21, 2049	$50	Repay existing indebtedness and for general corporate purposes.
__________

(a)	For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.

During 2018, the following long term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	Energy Efficiency Project Financing(a)	3.72%	March 31, 2019	$4	Funding to install energy conservation measures for the Smithsonian Zoo project.
Generation	Energy Efficiency Project Financing(a)	3.17%	January 31, 2019	$1	Funding to install energy conservation measures in Brooklyn, NY.
Generation	Energy Efficiency Project Financing(a)	2.61%	September 30, 2018	$5	Funding to install energy conservation measures for the Pensacola project.
Generation	Energy Efficiency Project Financing(a)	4.17%	January 31, 2019	$1	Funding to install energy conservation measures for the General Services Administration Philadelphia project.
Generation	Energy Efficiency Project Financing(a)	4.26%	May 31, 2019	$3	Funding to install energy conservation measures for the National Institutes of Health Multi-Buildings Phase II project.
ComEd	First Mortgage Bonds, Series 124	4.00%	March 1, 2048	$800	Refinance one series of maturing first mortgage bonds, to repay a portion of ComEd’s outstanding commercial paper obligations and to fund general corporate purposes.
ComEd	First Mortgage Bonds, Series 125	3.70%	August 15, 2028	$550	Repay a portion of ComEd’s outstanding commercial paper obligations and for general corporate purposes.
PECO	First and Refunding Mortgage Bonds	3.90%	March 1, 2048	$325	Refinance a portion of maturing mortgage bonds.
PECO	Loan Agreement	2.00%	June 20, 2023	$50	Funding to implement Electric Long-term Infrastructure Improvement Plan.
PECO	First and Refunding Mortgage Bonds	3.90%	March 1, 2048	$325	Satisfy short-term borrowings from the Exelon intercompany money pool and for general corporate purposes.
BGE	Senior Notes	4.25%	September 15, 2048	$300	Repay commercial paper obligations and for general corporate purposes.
Pepco	First Mortgage Bonds	4.27%	June 15, 2048	$100	Repay outstanding commercial paper and for general corporate purposes.
Pepco	First Mortgage Bonds	4.31%	November 1, 2048	$100	Repay outstanding commercial paper and for general corporate purposes.
DPL	First Mortgage Bonds	4.27%	June 15, 2048	$200	Repay outstanding commercial paper and for general corporate purposes.
ACE	First Mortgage Bonds	4.00%	October 15, 2028	$350	Refinance ACE’s 7.75% First Mortgage Bonds due November 15, 2018, reduce short-term borrowings and for general corporate purposes.
__________

(a)	For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.

During 2017, the following long term-debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon Corporate	Junior Subordinated Notes	3.50%	June 1, 2022	$1,150	Refinance Exelon's Junior Subordinated Notes issued in June 2014.
Generation	Albany Green Energy Project Financing(a)	LIBOR + 1.25%	November 17, 2017	$14	Albany Green Energy biomass generation development.
Generation	Energy Efficiency Project Financing(a)	3.90%	February 1, 2018	$19	Funding to install energy conservation measures for the Naval Station Great Lakes project.
Generation	Energy Efficiency Project Financing(a)	3.72%	May 1, 2018	$5	Funding to install energy conservation measures for the Smithsonian Zoo project.
Generation	Energy Efficiency Project Financing(a)	2.61%	September 30, 2018	$13	Funding to install energy conservation measures for the Pensacola project.
Generation	Energy Efficiency Project Financing(a)	3.53%	April 1, 2019	$8	Funding to install energy conservation measures for the State Department project.
Generation	Senior Notes	2.95%	January 15, 2020	$250	Repay outstanding commercial paper obligations and for general corporate purposes.
Generation	Senior Notes	3.40%	March 15, 2020	$500	Repay outstanding commercial paper obligations and for general corporate purposes.
Generation	ExGen Texas Power Nonrecourse Debt(b)(c)	LIBOR + 4.75%	September 18, 2021	$6	General corporate purposes.
Generation	ExGen Renewables IV, Nonrecourse Debt(b)	LIBOR + 3.00%	November 30, 2024	$850	General corporate purposes.
ComEd	First Mortgage Bonds, Series 122	2.95%	August 15, 2027	$350	Refinance maturing mortgage bonds, repay a portion of ComEd’s outstanding commercial paper obligations and for general corporate purposes.
ComEd	First Mortgage Bonds, Series 123	3.75%	August 15, 2047	$650	Refinance maturing mortgage bonds, repay a portion of ComEd’s outstanding commercial paper obligations and for general corporate purposes.
PECO	First and Refunding Mortgage Bonds	3.70%	September 15, 2047	$325	General corporate purposes.
BGE	Senior Notes	3.75%	August 15, 2047	$300
Redeem $250 million in principal amount of the 6.20% Deferrable Interest Subordinated Debentures due October 15, 2043 issued by BGE's affiliate BGE Capital Trust II, repay commercial paper obligations and for general corporate purposes.

Pepco	Energy Efficiency Project Financing(a)	3.30%	December 15, 2017	$2	Funding to install energy conservation measures for the DOE Germantown project.
Pepco	First Mortgage Bonds	4.15%	March 15, 2043	$200	Funding to repay outstanding commercial paper and for general corporate purposes.
__________

(a)	For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.

(b)	See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of nonrecourse debt.

(c)
As a result of the bankruptcy filing for EGTP on November 7, 2017, the nonrecourse debt was deconsolidated from Exelon's and Generation's consolidated financial statements. See Note 2 — Mergers, Acquisitions and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.

During 2019, the following long-term debt was retired and/or redeemed:

Company(a)	Type	Interest Rate	Maturity	Amount
Exelon	Long-Term Software License Agreement	3.95%	May 1, 2024	$18
Generation	Antelope Valley DOE Nonrecourse Debt(b)	2.33% - 3.56%	January 5, 2037	$23
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$5
Generation	Continental Wind Nonrecourse Debt(b)	6.00%	February 28, 2033	$32
Generation	Pollution control notes	2.50%	March 1, 2019	$23
Generation	Renewable Power Generation Nonrecourse Debt(b)	4.11%	March 31, 2035	$10
Generation	Energy Efficiency Project Financing	3.46%	April 30, 2019	$39
Generation	ExGen Renewables IV Nonrecourse debt(b)	3mL +3%	November 30, 2024	$38
Generation	Hannie Mae, LLC Defense Financing	4.12%	November 30, 2019	$1
Generation	Energy Efficiency Project Financing	3.72%	July 31, 2019	$25
Generation	NUKEM	3.15%	September 30, 2020	$36
Generation	SolGen Nonrecourse Debt(b)	3.93%	September 30, 2036	$6
Generation	Energy Efficiency Project Financing	4.17%	October 31, 2019	$1
Generation	Energy Efficiency Project Financing	3.53%	March 31, 2020	$1
Generation	Energy Efficiency Project Financing	4.26%	September 30, 2019	$1
Generation	Senior Notes	5.20%	October 1, 2019	$600
Generation	Dominion Federal Corp	3.17%	October 31, 2019	$18
Generation	Fort Detrick Project Financing	3.55%	October 31, 2019	$1
ComEd	First Mortgage Bonds	2.15%	January 15, 2019	$300
Pepco	Secured Tax-Exempt Bonds	6.20% - 7.49%	2021 - 2022	$110
DPL	Medium Term Notes, Unsecured	7.61%	December 2, 2019	$12
ACE	Transition Bonds	5.55%	October 20, 2023	$18
__________

(a)	On January 15, 2020, Generation redeemed $1 billion of 2.95% Senior Notes at maturity.

(b)	See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of nonrecourse debt.

During 2018, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon Corporate	Long-Term Software License Agreement	3.95%	May 1, 2024	$6
Generation	Naval Station Great Lakes Project Financing	3.90%	June 30, 2018	$41
Generation	Smithsonian Zoo Project Financing	3.72%	March 31, 2019	$1
Generation	Pensacola Project Financing	2.61%	September 30, 2018	$21
Generation	Fort Detrick Project Financing	3.55%	June 30, 2019	$19
Generation	Holyoke Nonrecourse Debt(a)	5.25%	December 31, 2031	$1
Generation	SolGen Nonrecourse Debt(a)	3.93%	September 30, 2036	$10
Generation	Antelope Valley DOE Nonrecourse Debt(a)	2.29% - 3.56%	January 5, 2037	$22
Generation	Continental Wind Nonrecourse Debt(a)	6.00%	February 28, 2033	$33
Generation	Renewable Power Generation Nonrecourse Debt(a)	4.11%	March 31, 2035	$11
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$4
Generation	ExGen Renewables IV Nonrecourse Debt(a)	3mL+300 bps	November 30, 2024	$16
Generation	NUKEM	3.15% - 3.35%	2018 - 2020	$43
ComEd	First Mortgage Bonds	5.80%	March 15, 2018	$700
ComEd	Notes	6.95%	July 15, 2018	$140
PECO	First Mortgage Bonds	5.35%	March 1, 2018	$500
DPL	Medium Term Notes, Unsecured	6.81%	January 9, 2018	$4
Pepco	Notes	3.30%	August 31, 2018	$5
Pepco	Third Party Financing	7.28-7.99%	2021 - 2023	$1
ACE	First Mortgage Bonds	7.75%	November 15, 2018	$250
ACE	Transition Bonds	5.05% - 5.55%	2020 - 2023	$31
__________

(a)	See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of nonrecourse debt.

During 2017, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Exelon Corporate	Long-Term Software License Agreement	3.95%	May 1, 2024	$24
Exelon Corporate	Senior Notes	1.55%	June 9, 2017	$550
Generation	Senior Notes - Exelon Wind	2.00%	July 31, 2017	$1
Generation	CEU Upstream Nonrecourse Debt(a)	LIBOR + 2.25%	January 14, 2019	$6
Generation	SolGen Nonrecourse Debt(a)	3.93%	September 30, 2036	$2
Generation	Antelope Valley DOE Nonrecourse Debt(a)	2.29% - 3.56%	January 5, 2037	$22
Generation	Kennett Square Capital Lease	7.83%	September 20, 2020	$2
Generation	Continental Wind Nonrecourse Debt(a)	6.00%	February 28, 2033	$31
Generation	PES - PGOV Notes Payable	6.70-7.60%	2017 - 2018	$1
Generation	ExGen Texas Power Nonrecourse Debt (a)(b)	LIBOR + 4.75%	September 18, 2021	$665
Generation	Renewable Power Generation Nonrecourse Debt(a)	4.11%	March 31, 2035	$14
Generation	NUKEM	3.25% - 3.35%	June 30, 2018	$23
Generation	ExGen Renewables I, Nonrecourse Debt(a)	LIBOR + 4.25%	February 6, 2021	$233
Generation	Senior Notes	6.20%	October 1, 2017	$700
Generation	Albany Green Energy Project Financing	LIBOR + 1.25%	November 17, 2017	$212
ComEd	First Mortgage Bonds	6.15%	September 15, 2017	$425
BGE	Rate Stabilization Bonds	5.82%	April 1, 2017	$41
BGE	Capital Trust Preferred Securities	6.20%	October 15, 2043	$258
PHI	Senior Notes	6.13%	June 1, 2017	$81
DPL	Medium Term Notes, Unsecured	7.56% - 7.58%	February 1, 2017	$14
DPL	Variable Rate Demand Bonds	Variable	October 1, 2017	$26
Pepco	Third Party Financing	6.97% - 7.99%	2018 - 2022	$1
ACE	Transition Bonds	5.05% - 5.55%	2020 - 2023	$35
__________

(a)	See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of nonrecourse debt.

(b)
As a result of the bankruptcy filing for EGTP on November 7, 2017, the nonrecourse debt was deconsolidated from Exelon's and Generation's consolidated financial statements. See Note 2 — Mergers, Acquisitions and Dispositions for additional information.

From time to time and as market conditions warrant, the Registrants may engage in long-term debt retirements via tender offers, open market repurchases or other viable options to reduce debt on their respective balance sheets.

Dividends
Quarterly dividends declared by the Exelon Board of Directors during the year ended December 31, 2019 and for the first quarter of 2020 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2019	February 5, 2019	February 20, 2019	March 8, 2019	$0.3625
Second Quarter 2019	April 30, 2019	May 15, 2019	June 10, 2019	$0.3625
Third Quarter 2019	July 30, 2019	August 15, 2019	September 10, 2019	$0.3625
Fourth Quarter 2019	November 1, 2019	November 15, 2019	December 10, 2019	$0.3625
First Quarter 2020	January 28, 2020	February 20, 2020	March 10, 2020	$0.3825
___________

(a)	Exelon's Board of Directors approved an updated dividend policy providing an increase of 5% each year for the period covering 2018 through 2020, beginning with the March 2018 dividend.
Other
For the year ended December 31, 2019, other financing activities primarily consists of debt issuance costs. See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements’ for additional information.
Credit Matters
Market Conditions
The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $10.6 billion in aggregate total commitments of which $7.4 billion was available to support additional commercial paper as of December 31, 2019, and of which no financial institution has more than 7% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper market during 2019 to fund their short-term liquidity needs, when necessary. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of December 31, 2019, it would have been required to provide incremental collateral of $1.5 billion to meet collateral obligations for derivatives, non-derivatives, normal purchases and normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within the $4.2 billion of available credit capacity of its revolver.

The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at December 31, 2019 and available credit facility capacity prior to any incremental collateral at December 31, 2019:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$11	$—	$868
PECO	—	44	600
BGE	11	50	524
Pepco	11	—	218
DPL	4	11	244
ACE	—	—	230
__________

(a)	Represents incremental collateral related to natural gas procurement contracts.
Exelon Credit Facilities
Exelon Corporate, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the Exelon intercompany money pool. Pepco, DPL, and ACE meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the PHI intercompany money pool. PHI Corporate meets its short-term liquidity requirements primarily through the issuance of short-term notes and the Exelon intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
See Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ credit facilities and short term borrowing activity.
Other Credit Matters
Capital Structure. At December 31, 2019, the capital structures of the Registrants consisted of the following:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Long-term debt	50%	31%	44%	44%	47%	40%	49%	49%	50%
Long-term debt to affiliates(a)	1%	4%	—%	2%	—%	—%	—%	—%	—%
Common equity	47%	—%	55%	54%	52%	—	50%	49%	47%
Member’s equity	—%	64%	—%	—%	—%	59%	—	—	—
Commercial paper and notes payable	2%	1%	1	—%	1%	1%	1%	2%	3%
__________

(a)
Includes approximately $390 million, $205 million and $184 million owed to unconsolidated affiliates of Exelon, ComEd, and PECO respectively. These special purpose entities were created for the sole purposes of issuing mandatorily redeemable trust preferred securities of ComEd and PECO. See Note 22 — Variable Interest Entities of the Combined Notes to Consolidated Financial Statements for additional information regarding the authoritative guidance for VIEs.

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

As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of December 31, 2019, are presented in the following tables:

Exelon Intercompany Money Pool	For the Year Ended December 31, 2019		As of December 31, 2019
Contributed (borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$467	$—	$121
Generation	212	(235)	—
PECO	164	(85)	68
BSC	18	(383)	(232)
PHI Corporate	—	(12)	(12)
PCI	60	—	55

PHI Intercompany Money Pool	For the Year Ended December 31, 2019		As of December 31, 2019
Contributed (borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$63	$—	$—
DPL	3	(45)	—
ACE	—	(29)	—

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
Regulatory Authorizations. ComEd, PECO, BGE, Pepco, DPL and ACE are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	Short-term Financing Authority(a)(b)			Long-term Financing Authority(a)
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount (c)
ComEd(c)	FERC	December 31, 2021	$2,500	ICC	2021 & 2023	$1,893
PECO	FERC	December 31, 2021	1,500	PAPUC	December 31, 2021	1,575
BGE	FERC	December 31, 2021	700	MDPSC	N/A	—
Pepco	FERC	December 31, 2021	500	MDPSC / DCPSC	December 31, 2022	1,200
DPL	FERC	December 31, 2021	500	MDPSC / DPSC	December 31, 2022	475
ACE	NJBPU	December 31, 2021	350	NJBPU	December 31, 2020	200
__________

(a)	Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.

(b)
On October 15, 2019, ComEd, BGE, Pepco and DPL filed applications with FERC and on September 12, 2019, ACE filed an application with NJBPU for renewal of their short-term financing authority through December 31, 2021. ComEd, BGE, Pepco and DPL received approval on December 13, 2019 and ACE received approval on December 6, 2019.

(c)
As of December 31, 2019, ComEd had $393 million in new money long-term debt financing authority from the ICC with an expiration date of August 1, 2021. On January 22, 2020, ComEd had an additional $1.5 billion available in new money long-term debt financing authority from the ICC with an effective date of February 1, 2020 and an expiration date of February 1, 2023.

Contractual Obligations and Off-Balance Sheet Arrangements
The following tables summarize the Registrants’ future estimated cash payments as of December 31, 2019 under existing contractual obligations, including payments due by period.
Exelon

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt(a)	$35,910	$4,704	$4,594	$2,442	$24,170
Interest payments on long-term debt(b)	22,608	1,356	2,586	2,357	16,309
Finance leases	40	6	11	9	14
Operating leases(c)	1,361	144	267	197	753
Purchase power obligations(d)	1,201	312	672	198	19
Fuel purchase agreements(e)	6,217	1,209	1,852	1,380	1,776
Electric supply procurement	2,049	1,310	731	8	—
Long-term renewable energy and REC commitments	2,284	254	534	448	1,048
Other purchase obligations(f)	8,308	6,189	1,139	274	706
DC PLUG obligation	130	30	60	40	—
SNF obligation	1,199	—	—	—	1,199
ZEC commitments	1,313	164	328	328	493
Pension contributions(g)	3,030	505	1,010	1,010	505
Total contractual obligations	$85,650	$16,183	$13,784	$8,691	$46,992
__________

(a)	Includes amounts from ComEd and PECO financing trusts.

(b)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2019. Includes estimated interest payments due to ComEd and PECO financing trusts.

(c)
Capacity payments associated with contracted generation lease agreements are net of sublease and capacity offsets of $143 million, $98 million, $55 million, $44 million, $44 million and $223 million for 2020, 2021, 2022, 2023, 2024 and thereafter, respectively and $607 million in total.

(d)
Purchase power obligations primarily include expected payments for REC purchases and payments associated with contracted generation agreements, which may be reduced based on plant availability. Expected payments exclude payments on renewable generation contracts that are contingent in nature.

(e)	Represents commitments to purchase nuclear fuel, natural gas and related transportation, storage capacity and services.

(f)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between the Registrants and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

(g)	These amounts represent Exelon’s expected contributions to its qualified pension plans. Qualified pension contributions for years after 2025 are not included.
Generation

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt	$7,938	$3,180	$1,024	$792	$2,942
Interest payments on long-term debt(a)	3,575	253	480	424	2,418
Finance leases	5	2	2	1	—
Operating leases(b)	809	60	122	109	518
Purchase power obligations(c)	1,201	312	672	198	19
Fuel purchase agreements(d)	5,056	999	1,536	1,189	1,332
Other purchase obligations(e)	2,536	1,516	230	126	664
SNF obligation	1,199	—	—	—	1,199
Total contractual obligations	$22,319	$6,322	$4,066	$2,839	$9,092
__________

(a)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2019.

(b)
Capacity payments associated with contracted generation lease agreements are net of sublease and capacity offsets of $143 million, $98 million, $55 million, $44 million, $44 million and $223 million for 2020, 2021, 2022, 2023, 2024 and thereafter, respectively and $607 million in total.

(c)
Purchase power obligations primarily include expected payments for REC purchases and capacity payments associated with contracted generation agreements, which may be reduced based on plant availability. Expected payments exclude payments on renewable generation contracts that are contingent in nature.

(d)	Primarily represents commitments to purchase fuel supplies for nuclear and fossil generation, including those related to CENG.

(e)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between Generation and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

ComEd

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt(a)	$8,783	$500	$350	$250	$7,683
Interest payments on long-term debt(b)	6,918	345	674	665	5,234
Finance leases	8	—	—	—	8
Operating leases	12	3	6	2	1
Electric supply procurement	617	403	214	—	—
Long-term renewable energy and REC commitments	1,986	222	470	384	910
Other purchase obligations(c)	1,262	1,219	36	5	2
ZEC commitments	1,313	164	328	328	493
Total contractual obligations	$20,899	$2,856	$2,078	$1,634	$14,331
__________

(a)	Includes amounts from ComEd financing trust.

(b)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Variable rate interest obligations are estimated based on rates as of December 31, 2019. Includes estimated interest payments due to the ComEd financing trust.

(c)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between ComEd and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

PECO

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt(a)	$3,634	$—	$650	$50	$2,934
Interest payments on long-term debt(b)	2,721	141	274	254	2,052
Operating leases	1	—	1	—	—
Fuel purchase agreements(c)	335	116	154	31	34
Electric supply procurement	552	441	111	—	—
Other purchase obligations(d)	834	727	107	—	—
Total contractual obligations	$8,077	$1,425	$1,297	$335	$5,020
__________

(a)	Includes amounts from PECO financing trusts.

(b)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances. Includes estimated interest payments due to the PECO financing trust.

(c)	Represents commitments to purchase natural gas and related transportation, storage capacity and services.

(d)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between PECO and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

BGE

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt	$3,300	$—	$550	$300	$2,450
Interest payments on long-term debt(a)	2,241	126	238	203	1,674
Operating leases	100	34	47	1	18
Fuel purchase agreements(b)	522	60	94	92	276
Electric supply procurement	1,050	631	419	—	—
Other purchase obligations(c)	1,014	868	141	3	2
Total contractual obligations	$8,227	$1,719	$1,489	$599	$4,420
__________

(a)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances.

(b)	Represents commitments to purchase natural gas and related transportation, storage capacity and services.

(c)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between BGE and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

PHI

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt	$5,967	$98	$571	$1,049	$4,249
Interest payments on long-term debt(a)	4,150	269	512	463	2,906
Finance leases	28	5	8	8	7
Operating leases	346	42	79	72	153
Fuel purchase agreements(b)	304	34	68	68	134
Long-term renewable energy and REC commitments	298	32	64	64	138
Electric supply procurement	1,787	1,040	730	17	—
Other purchase obligations(c)	1,181	959	184	6	32
DC PLUG obligation	130	30	60	40	—
Total contractual obligations	$14,219	$2,514	$2,284	$1,795	$7,626
__________

(a)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances.

(b)	Represents commitments to purchase natural gas and related transportation, storage capacity and services.

(c)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between PHI and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

Pepco

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt	$2,886	$1	$311	$399	$2,175
Interest payments on long-term debt(a)	2,385	138	271	249	1,727
Finance leases	11	1	2	3	5
Operating leases	70	8	16	12	34
Electric supply procurement	803	445	341	17	—
Other purchase obligations(b)	663	489	145	4	25
DC PLUG obligation	130	30	60	40	—
Total contractual obligations	$6,959	$1,113	$1,148	$727	$3,971
__________

(a)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances.

(b)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between Pepco and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

DPL

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt	$1,568	$78	$—	$500	$990
Interest payments on long-term debt(a)	1,087	60	120	99	808
Finance leases	10	2	4	3	1
Operating leases	91	11	21	18	41
Fuel purchase agreements(b)	304	34	68	68	134
Long-term renewable energy and associated REC commitments	298	32	64	64	138
Electric supply procurement	458	288	170	—	—
Other purchase obligations(c)	280	262	18	—	—
Total contractual obligations	$4,096	$767	$465	$752	$2,112
__________

(a)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances.

(b)	Represents commitments to purchase natural gas and related transportation, storage capacity and services.

(c)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between DPL and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

ACE

		Payment due within
	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt	$1,327	$19	$260	$150	$898
Interest payments on long-term debt (a)	503	57	93	87	266
Finance leases	8	1	2	2	3
Operating leases	20	5	8	5	2
Electric supply procurement	526	307	219	—	—
Other purchase obligations(b)	200	185	15	—	—
Total contractual obligations	$2,584	$574	$597	$244	$1,169
__________

(a)
Interest payments are estimated based on final maturity dates of debt securities outstanding at December 31, 2019 and do not reflect anticipated future refinancing, early redemptions or debt issuances.

(b)
Represents the future estimated value at December 31, 2019 of the cash flows associated with all contracts, both cancellable and non-cancellable, entered into between ACE and third-parties for the provision of services and materials, entered into in the normal course of business not specifically reflected elsewhere in this table. These estimates are subject to significant variability from period to period.

See Note 18 — Commitments and Contingencies and Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ other commitments potentially triggered by future events. Additionally, see below for where to find additional information regarding certain contractual obligations in the Combined Notes to the Consolidated Financial Statements:

Item	Location within Notes to the Consolidated Financial Statements
Finance Leases	Note 10 — Leases
Operating Leases	Note 10 — Leases
DC PLUG obligation	Note 3 — Regulatory Matters
ZEC Commitments	Note 3 — Regulatory Matters
REC Commitments	Note 3 — Regulatory Matters & Note 15 — Derivative Financial Instruments
Long-term debt	Note 16 — Debt and Credit Agreements
Interest payments on long-term debt	Note 16 — Debt and Credit Agreements
Pension contributions	Note 14 — Retirement Benefits
SNF obligation	Note 18 — Commitments and Contingencies

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Generation
Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including portions of the Utility Registrants' retail load, is sold into the wholesale markets. To reduce commodity price risk caused by market fluctuations, Generation enters into non-derivative contracts as well as derivative contracts, including swaps, futures, forwards and options, with approved counterparties to hedge anticipated exposures. Generation uses derivative instruments as economic hedges to mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges will occur during 2020 through 2022.
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions which have not been hedged. Exelon's hedging program involves the hedging of commodity price risk for Exelon's expected generation, typically on a ratable basis over three-year periods. As of December 31, 2019, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 91%-94% and 61%-64% for 2020 and 2021, respectively.  The percentage of expected generation hedged is the amount of equivalent sales divided by the expected generation. Expected generation is the volume of energy that best represents our commodity position in energy markets from owned or contracted generation based upon a simulated dispatch model that makes assumptions regarding future market conditions, which are calibrated to market quotes for power, fuel, load following products and options. Equivalent sales represent all hedging products, which include economic hedges and certain non-derivative contracts, including Generation’s sales to ComEd, PECO and BGE to serve their retail load.
A portion of Generation’s hedging strategy may be accomplished with fuel products based on assumed correlations between power and fuel prices, which routinely change in the market. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire economic hedge portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on December 31, 2019 market conditions and hedged position would be decreases in pre-tax net income of approximately $25 million and $331 million, respectively, for 2020 and 2021. Power price sensitivities are derived by adjusting power price assumptions while keeping all other price inputs constant. Generation actively manages its portfolio to mitigate market price risk exposure for its unhedged position. Actual results could differ depending on the specific timing of, and markets affected by, price changes, as well as future changes in Generation’s portfolio. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Fuel Procurement
Generation procures natural gas through long-term and short-term contracts, and spot-market purchases. Nuclear fuel assemblies are obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Supply market conditions may make Generation’s procurement contracts subject to credit risk related to the potential non-performance of counterparties to deliver the contracted commodity or service at the contracted prices. Approximately 60% of Generation’s uranium concentrate requirements from 2020 through 2024 are supplied by three suppliers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s financial statements.
Utility Registrants
ComEd entered into 20-year floating-to-fixed renewable energy swap contracts beginning in June 2012, which are considered an economic hedge and have changes in fair value recorded to an offsetting regulatory asset or liability. ComEd has block energy contracts to procure electric supply that are executed through a competitive procurement process, which are considered derivatives and qualify for NPNS, and as a result are accounted for on an accrual basis of accounting. PECO, BGE, Pepco, DPL and ACE have contracts to procure electric supply that are executed through a competitive procurement process. BGE, Pepco, DPL and ACE have certain full requirements contracts, which are considered derivatives and qualify for NPNS, and as a result are accounted for on an accrual basis of accounting. Other full requirements contracts are not derivatives.
PECO, BGE and DPL also have executed derivative natural gas contracts, which either qualify for NPNS or have no mark-to-market balances because the derivatives are index priced, to hedge their long-term price risk in the natural gas market. The hedging programs for natural gas procurement have no direct impact on their financial statements. PECO, BGE, Pepco, DPL and ACE do not execute derivatives for speculative or proprietary trading purposes.
For additional information on these contracts, see Note 3 — Regulatory Matters and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.
Trading and Non-Trading Marketing Activities
The following table detailing Exelon’s, Generation’s and ComEd’s trading and non-trading marketing activities are included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).
The following table provides detail on changes in Exelon’s, Generation’s and ComEd’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2017 to December 31, 2019. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of December 31, 2019 and 2018.

	Exelon	Generation	ComEd
Total mark-to-market energy contract net assets (liabilities) at December 31, 2017(a)	$667	$923	$(256)
Total change in fair value during 2018 of contracts recorded in result of operations	270	270	—
Reclassification to realized at settlement of contracts recorded in results of operations	(570)	(570)	—
Contracts received at acquisition date(d)	(19)	(19)	—
Changes in fair value—recorded through regulatory assets and liabilities(b)	8	—	7
Changes in allocated collateral	(110)	(109)	—
Net option premium received	43	43	—
Option premium amortization	(10)	(10)	—
Upfront payments and amortizations(c)	20	20	—
Total mark-to-market energy contract net assets (liabilities) at December 31, 2018(a)	299	548	(249)
Total change in fair value during 2019 of contracts recorded in result of operations	(427)	(427)	—
Reclassification to realized at settlement of contracts recorded in results of operations	226	226	—
Changes in fair value—recorded through regulatory assets and liabilities(b)	(52)	—	(52)
Changes in allocated collateral	572	572	—
Net option premium paid	29	29	—
Option premium amortization	(22)	(22)	—
Upfront payments and amortizations(c)	(58)	(58)	—
Total mark-to-market energy contract net assets (liabilities) at December 31, 2019(a)	$567	$868	$(301)
__________

(a)	Amounts are shown net of collateral paid to and received from counterparties.

(b)
For ComEd, the changes in fair value are recorded as a change in regulatory assets or liabilities. As of December 31, 2018 and 2019, ComEd recorded a regulatory liability of $249 million and $301 million, respectively, related to its mark-to-market derivative liabilities with Generation and unaffiliated suppliers. ComEd recorded $24 million of decreases in fair value and an increase for realized losses due to settlements of $17 million in purchased power expense associated with floating-to-fixed energy swap suppliers for the year ended December 31, 2018. ComEd recorded $78 million of decreases in fair value and an increase for realized losses due to settlements of $26 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the year ended December 31, 2019.

(c)	Includes derivative contracts acquired or sold by Generation through upfront payments or receipts of cash, excluding option premiums, and the associated amortizations.

(d)	Includes fair value from contracts received at acquisition of the Everett Marine Terminal.
Fair Values
The following tables present maturity and source of fair value for Exelon, Generation and ComEd mark-to-market commodity contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities), net of allocated collateral. Second, the tables show the maturity, by year, of the Registrants’ commodity contract net assets (liabilities) net of allocated collateral, giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 17 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.
Exelon

	Maturities Within						Total Fair Value
	2020	2021	2022	2023	2024	2025 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(102)	$(33)	$(18)	$5	$8	$—	$(140)
Prices provided by external sources (Level 2)	161	39	(9)	—	—	—	191
Prices based on model or other valuation methods (Level 3)(c)	383	194	85	3	(18)	(131)	516
Total	$442	$200	$58	$8	$(10)	$(131)	$567
__________

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $929 million at December 31, 2019.

(c)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Generation

	Maturities Within						Total Fair Value
	2020	2021	2022	2023	2024	2025 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(102)	$(33)	$(18)	$5	$8	$—	$(140)
Prices provided by external sources (Level 2)	161	39	(9)	—	—	—	191
Prices based on model or other valuation methods (Level 3)	415	223	113	30	10	26	817
Total	$474	$229	$86	$35	$18	$26	$868
__________

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $929 million at December 31, 2019.
ComEd

	Maturities Within						Fair Value
Commodity derivative contracts (a)	2020	2021	2022	2023	2024	2025 and Beyond
Prices based on model or other valuation methods (Level 3)(a)	$(32)	$(29)	$(28)	$(27)	$(28)	$(157)	$(301)
__________

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.

Credit Risk (All Registrants)
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that execute derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. See Note 15—Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for a detailed discussion of credit risk.
Generation
The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchases and normal sales agreements, and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of December 31, 2019. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the table below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs and commodity exchanges, which are discussed below.

Rating as of December 31, 2019	Total Exposure Before Credit Collateral	Credit Collateral (a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$877	$20	$857	—	$—
Non-investment grade	79	63	16	—	—
No external ratings
Internally rated—investment grade	218	—	218	—	—
Internally rated—non-investment grade	139	23	116	—	—
Total	$1,313	$106	$1,207	—	$—

	Maturity of Credit Risk Exposure
Rating as of December 31, 2019	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$834	$40	$3	$877
Non-investment grade	78	1	—	79
No external ratings
Internally rated—investment grade	162	30	26	218
Internally rated—non-investment grade	123	10	6	139
Total	$1,197	$81	$35	$1,313

Net Credit Exposure by Type of Counterparty	As of December 31, 2019
Financial institutions	$9
Investor-owned utilities, marketers, power producers	930
Energy cooperatives and municipalities	235
Other	33
Total	$1,207
__________

(a)	As of December 31, 2019, credit collateral held from counterparties where Generation had credit exposure included $25 million of cash and $81 million of letters of credit.

The Utility Registrants
Credit risk for the Utility Registrants is governed by credit and collection policies, which are aligned with state regulatory requirements. The Utility Registrants are currently obligated to provide service to all electric customers within their franchised territories. The Utility Registrants record a provision for uncollectible accounts, based upon historical experience, to provide for the potential loss from nonpayment by these customers. The Utility Registrants will monitor nonpayment from customers and will make any necessary adjustments to the provision for uncollectible accounts. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements for the allowance for uncollectible accounts policy. The Utility Registrants did not have any customers representing over 10% of their revenues as of December 31, 2019. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
As of December 31, 2019, ComEd, PECO, BGE, Pepco, DPL and ACE's net credit exposure to suppliers was immaterial. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements.
Credit-Risk-Related Contingent Features (All Registrants)
Generation
As part of the normal course of business, Generation routinely enters into physical or financial contracts for the sale and purchase of electricity, natural gas and other commodities. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. See Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding collateral requirements. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the letters of credit supporting the cash collateral.
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
The Utility Registrants
As of December 31, 2019, the Utility Registrants were not required to post collateral under their energy and/or natural gas procurement contracts. See Note 3 — Regulatory Matters and Note 15 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
RTOs and ISOs (All Registrants)
All Registrants participate in all, or some, of the established, wholesale spot energy markets that are administered by PJM, ISO-NE, NYISO, CAISO, MISO, SPP, AESO, OIESO and ERCOT. ERCOT is not subject to regulation by FERC but performs a similar function in Texas to that performed by RTOs in markets regulated by FERC. In these areas, power is traded through bilateral agreements between buyers and sellers and on the spot energy markets that are administered by the RTOs or ISOs, as applicable. In areas where there is no spot energy market, electricity is purchased and sold solely through bilateral agreements. For sales into the spot markets administered by an RTO or ISO, the RTO or ISO maintains financial assurance policies that are established and enforced by those administrators. The credit policies of the RTOs and ISOs may, under certain circumstances, require that losses arising from the default of one member on spot energy market transactions be shared by the remaining participants.

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
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon and Generation may also utilize interest rate swaps to manage their interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $5 million decrease in Exelon pre-tax income for the year ended December 31, 2019. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. See Note 15—Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Equity Price Risk (Exelon and Generation)
Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of December 31, 2019, Generation’s NDT funds are reflected at fair value in its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $610 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices. See Liquidity and Capital Resources section of ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for additional information of equity price risk as a result of the current capital and credit market conditions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Generation
General
Generation’s integrated business consists of the generation, physical delivery and marketing of power across multiple geographical regions through its customer-facing business, Constellation, which sells electricity and natural gas to both wholesale and retail customers. Generation also sells renewable energy and other energy-related products and services. Generation has five reportable segments consisting of the Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions. These segments are discussed in further detail in ITEM 1. BUSINESS — Exelon Generation Company, LLC of this Form 10-K.
Executive Overview
A discussion of items pertinent to Generation’s executive overview is set forth under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Exelon Corporation — Executive Overview of this Form 10-K.
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of Generation’s results of operations for 2019 compared to 2018 is set forth under Results of Operations—Generation in EXELON CORPORATION — Results of Operations of this Form 10-K.
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
See EXELON CORPORATION — Liquidity and Capital Resources and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
Generation
Generation is exposed to market risks associated with credit, interest rates and equity price. These risks are described above under Quantitative and Qualitative Disclosures about Market Risk — Exelon.

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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of ComEd’s results of operations for 2019 compared to 2018 is set forth under Results of Operations—ComEd in EXELON CORPORATION — Results of Operations of this Form 10-K.
Liquidity and Capital Resources
ComEd’s business is capital intensive and requires considerable capital resources. ComEd’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or credit facility borrowings. ComEd’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At December 31, 2019, ComEd had access to a revolving credit facility with aggregate bank commitments of $1 billion.
See EXELON CORPORATION — Liquidity and Capital Resources and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
ComEd
ComEd is exposed to market risks associated with commodity price and credit. These risks are described above under Quantitative and Qualitative Disclosures about Market Risk— Exelon.

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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of PECO’s results of operations for 2019 compared to 2018 is set forth under Results of Operations—PECO in EXELON CORPORATION — Results of Operations of this Form 10-K.
Liquidity and Capital Resources
PECO’s business is capital intensive and requires considerable capital resources. PECO’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or participation in the intercompany money pool. PECO’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where PECO no longer has access to the capital markets at reasonable terms, PECO has access to a revolving credit facility. At December 31, 2019, PECO had access to a revolving credit facility with aggregate bank commitments of $600 million.
See EXELON CORPORATION — Liquidity and Capital Resources and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of BGE’s results of operations for 2019 compared to 2018 is set forth under Results of Operations—BGE in EXELON CORPORATION — Results of Operations of this Form 10-K.
Liquidity and Capital Resources
BGE’s business is capital intensive and requires considerable capital resources. BGE’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt or commercial paper. BGE’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where BGE no longer has access to the capital markets at reasonable terms, BGE has access to a revolving credit facility. At December 31, 2019, BGE had access to a revolving credit facility with aggregate bank commitments of $600 million.
See EXELON CORPORATION — Liquidity and Capital Resources and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of PHI’s results of operations for 2019 compared to 2018 is set forth under Results of Operations—PHI in EXELON CORPORATION — Results of Operations of this Form 10-K.
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
See EXELON CORPORATION — Liquidity and Capital Resources and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
PHI
PHI is exposed to market risks associated with credit and interest rates. These risks are described above under Quantitative and Qualitative Disclosures about Market Risk — Exelon.

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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of Pepco’s results of operations for 2019 compared to 2018 is set forth under Results of Operations—Pepco in EXELON CORPORATION — Results of Operations of this Form 10-K.
Liquidity and Capital Resources
Pepco’s business is capital intensive and requires considerable capital resources. Pepco’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or credit facility borrowings. Pepco’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At December 31, 2019, Pepco had access to a revolving credit facility with aggregate bank commitments of $300 million.
See EXELON CORPORATION — Liquidity and Capital Resources and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of DPL’s results of operations for 2019 compared to 2018 is set forth under Results of Operations—DPL in EXELON CORPORATION — Results of Operations of this Form 10-K.
Liquidity and Capital Resources
DPL’s business is capital intensive and requires considerable capital resources. DPL’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt or commercial paper. DPL’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. If these conditions deteriorate to where DPL no longer has access to the capital markets at reasonable terms, DPL has access to a revolving credit facility. At December 31, 2019, DPL had access to a revolving credit facility with aggregate bank commitments of $300 million.
See EXELON CORPORATION — Liquidity and Capital Resources and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
DPL
DPL is exposed to market risks associated with credit and interest rates. These risks are described above under Quantitative and Qualitative Disclosures about Market Risk—Exelon.

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
Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
A discussion of ACE’s results of operations for 2019 compared to 2018 is set forth under Results of Operations—ACE in EXELON CORPORATION — Results of Operations of this Form 10-K.
Liquidity and Capital Resources
ACE’s business is capital intensive and requires considerable capital resources. ACE’s capital resources are primarily provided by internally generated cash flows from operations and, to the extent necessary, external financing, including the issuance of long-term debt, commercial paper or credit facility borrowings. ACE’s access to external financing at reasonable terms is dependent on its credit ratings and general business conditions, as well as that of the utility industry in general. At December 31, 2019, ACE had access to a revolving credit facility with aggregate bank commitments of $300 million.
See EXELON CORPORATION — Liquidity and Capital Resources and Note 16 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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

Exelon’s management conducted an assessment of the effectiveness of Exelon’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Exelon’s management concluded that, as of December 31, 2019, Exelon’s internal control over financial reporting was effective.

The effectiveness of Exelon’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 11, 2020

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

Generation’s management conducted an assessment of the effectiveness of Generation’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Generation’s management concluded that, as of December 31, 2019, Generation’s internal control over financial reporting was effective.

February 11, 2020

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

ComEd’s management conducted an assessment of the effectiveness of ComEd’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ComEd’s management concluded that, as of December 31, 2019, ComEd’s internal control over financial reporting was effective.

February 11, 2020

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

PECO’s management conducted an assessment of the effectiveness of PECO’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PECO’s management concluded that, as of December 31, 2019, PECO’s internal control over financial reporting was effective.

February 11, 2020

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

BGE’s management conducted an assessment of the effectiveness of BGE’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, BGE’s management concluded that, as of December 31, 2019, BGE’s internal control over financial reporting was effective.

February 11, 2020

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

PHI’s management conducted an assessment of the effectiveness of PHI’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, PHI’s management concluded that, as of December 31, 2019, PHI’s internal control over financial reporting was effective.

February 11, 2020

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

Pepco’s management conducted an assessment of the effectiveness of Pepco’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Pepco’s management concluded that, as of December 31, 2019, Pepco’s internal control over financial reporting was effective.

February 11, 2020

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

DPL’s management conducted an assessment of the effectiveness of DPL’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, DPL’s management concluded that, as of December 31, 2019, DPL’s internal control over financial reporting was effective.

February 11, 2020

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

ACE’s management conducted an assessment of the effectiveness of ACE’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ACE’s management concluded that, as of December 31, 2019, ACE’s internal control over financial reporting was effective.

February 11, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Exelon Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1)(i), and the financial statement schedules listed in the index appearing under Item 15(a)(1)(ii), of Exelon Corporation and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Annual Nuclear Decommissioning Asset Retirement Obligations (ARO) Assessment

As described in Notes 1 and 9 to the consolidated financial statements, Exelon Generation has a legal obligation to decommission its nuclear generation stations following the expiration of their operating licenses. To estimate its decommissioning obligation related to its nuclear generating stations for financial accounting and reporting purposes, management uses a probability-weighted cash flow model, which on a unit-by-unit basis, considers multiple scenarios that include significant estimates and assumptions such as decommissioning cost studies, cost escalation rates, probabilistic cash flow models and discount rates. Management updates its ARO annually, unless circumstances warrant more frequent updates, based on its review of updated cost studies and its annual evaluation of cost escalation factors and probabilities assigned to various scenarios. As of December 31, 2019, the nuclear decommissioning asset retirement obligation was approximately $10.5 billion.

The principal considerations for our determination that performing procedures relating to Exelon Generation’s annual ARO assessment is a critical audit matter are there was a significant amount of judgment by management when estimating its decommissioning obligation. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow model and significant assumptions, including the decommissioning cost studies. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s development of the inputs, assumptions, and model used in management’s ARO assessment. These procedures also included, among others, testing management’s process for developing the ARO estimates by evaluating the appropriateness of the cash flow model, testing the completeness and accuracy of data used by management, and evaluating the reasonableness of management’s significant assumptions, including decommissioning cost studies. Professionals with specialized skill and knowledge were used to assist in evaluating the results of decommissioning cost studies.

Impairment Assessment of Long-Lived Generation Assets

As described in Notes 1 and 11 to the consolidated financial statements, Exelon Generation evaluates the carrying value of long-lived assets or asset groups for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Indicators of impairment may include a deteriorating business climate, including, but not limited to, declines in energy prices, condition of the asset, or plans to dispose of a long-lived asset significantly before the end of its useful life. Management determines if long-lived assets and asset groups are impaired by comparing the undiscounted expected future cash flows to the carrying value. When the undiscounted cash flow analysis indicates a long-lived asset or asset group is not recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset or asset group over its fair value. The undiscounted expected future cash flows include significant unobservable inputs including revenue and generation forecasts and projected capital and maintenance expenditures. As of December 31, 2019, the total carrying value of long-lived generation assets subject to this evaluation was approximately $24.2 billion.

The principal considerations for our determination that performing procedures relating to Exelon Generation’s impairment assessment of long-lived generation assets is a critical audit matter are there was a significant amount of judgment by management in assessing the recoverability of these assets or asset groups. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate the audit evidence related to the reasonableness of management’s significant assumptions used in management's estimates, including revenue and generation forecasts. In addition, the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s development of the inputs, assumptions, and model used to estimate the recoverability of Exelon Generation’s long-lived generation assets or asset groups. These procedures also included, among others, testing management’s process for developing undiscounted expected future cash flows for long-lived generation assets by evaluating the appropriateness of the future cash flow model, testing the completeness and accuracy of the data used by management, and evaluating the reasonableness of management’s significant assumptions, including revenue and generation forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of revenue forecasts.

Level 3 Derivatives Significant Assumptions

As described in Notes 1, 15 and 17 to the consolidated financial statements, Exelon Generation has derivative instruments that include both observable and unobservable inputs. When valuing Level 3 derivatives, management utilizes various inputs and assumptions including forward commodity prices, commodity price volatility, contractual volumes, delivery location, interest rates, credit quality of counterparties and credit enhancements. Those derivatives with significant unobservable inputs are classified as Level 3. As of December 31, 2019, the Company had a level 3 fair value derivative asset position of $957 million and a level 3 fair value derivative liability position of $140 million.

The principal considerations for our determination that performing procedures relating to the significant assumptions used to value Exelon Generation’s Level 3 derivatives is a critical audit matter are there was a significant amount of judgment by management in determining the inputs and assumptions used to estimate the fair value of the Level 3 derivatives. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence related to the reasonableness of management’s significant assumptions used in management’s estimates, including forward commodity prices. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s development of the inputs, assumptions, and model used to estimate the fair value of Level 3 derivatives. These procedures also included, among others, testing management’s process for valuing the Level 3 derivatives by evaluating the appropriateness of management’s model, testing the completeness and accuracy of data used by management, and evaluating the reasonableness of management’s significant assumptions, including forward commodity prices. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of forward commodity prices.

Accounting for the Effects of Rate Regulation

As described in Notes 1 and 3 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires management to record in their consolidated financial statements the effects of cost-based rate regulation for entities with regulated operations that meet the following criteria, (i) rates are established or approved by a third-party regulator; (ii) rates are designed to recover the entity’s cost of providing services or products; and (iii) there is a reasonable expectation that rates designed to recover costs can be charged to and collected from customers. The Company accounts for its regulated operations in accordance with regulatory and legislative guidance from the regulatory authorities having jurisdiction under state public utility laws and the FERC under various Federal laws. Upon updates in material regulatory and legislative proceedings, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that its currently recorded regulatory assets and liabilities will be recovered and settled, respectively, in future rates. As of December 31, 2019, there were $9.5 billion of regulatory assets and $10.4 billion of regulatory liabilities.

The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are there was a significant amount of judgment by management when assessing the impact of updates in regulation on accounting for new and existing regulatory assets and liabilities and the evaluation of whether the regulatory assets and liabilities will be recovered and settled, respectively. This in turn led to significant auditor judgment and audit effort to perform procedures relating to the accounting for the impact of regulatory and legislative proceedings on new and existing regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the implementation of new regulatory matters and evaluation of existing regulatory assets and liabilities. These procedures also included, among others, obtaining the Company’s correspondence with regulators, evaluating the reasonableness of management’s judgments regarding new and updated regulatory guidance and proceedings and the related accounting implications, and calculating regulatory assets and liabilities based on provisions and formulas outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 11, 2020

We have served as the Company’s auditor since 2000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Exelon Generation Company, LLC

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(2)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(2)(ii), of Exelon Generation Company, LLC and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 11, 2020

We have served as the Company's auditor since 2001.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Commonwealth Edison Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(3)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(3)(ii), of Commonwealth Edison Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 11, 2020

We have served as the Company's auditor since 2000.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of PECO Energy Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(4)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(4)(ii), of PECO Energy Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 11, 2020

We have served as the Company's auditor since 1932.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Baltimore Gas and Electric Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(5)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(5)(ii), of Baltimore Gas and Electric Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
Baltimore, Maryland
February 11, 2020

We have served as the Company’s auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Pepco Holdings LLC

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(6)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(6)(ii), of Pepco Holdings LLC and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

/s/ PricewaterhouseCoopers LLP
Washington, DC
February 11, 2020

We have served as the Company's auditor since 2001.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Potomac Electric Power Company

Opinion on the Financial Statements

We have audited the financial statements, including the related notes, as listed in the index appearing under Item 15(a)(7)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(7)(ii), of Potomac Electric Power Company (the “Company”) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
February 11, 2020

We have served as the Company's auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Delmarva Power & Light Company

Opinion on the Financial Statements

We have audited the financial statements, including the related notes, as listed in the index appearing under Item 15(a)(8)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(8)(ii), of Delmarva Power & Light Company (the “Company”) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
February 11, 2020

We have served as the Company's auditor since at least 1993. We have not been able to determine the specific year we began serving as auditor of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Atlantic City Electric Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(9)(i), and the financial statement schedule listed in the index appearing under Item 15(a)(9)(ii), of Atlantic City Electric Company and its subsidiary (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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
February 11, 2020

We have served as the Company's auditor since 1998.

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions, except per share data)	2019	2018	2017
Operating revenues
Competitive businesses revenues	$17,754	$19,168	$17,394
Rate-regulated utility revenues	16,839	16,879	15,964
Revenues from alternative revenue programs	(155)	(69)	200
Total operating revenues	34,438	35,978	33,558
Operating expenses
Competitive businesses purchased power and fuel	10,849	11,679	9,668
Rate-regulated utility purchased power and fuel	4,648	4,991	4,367
Operating and maintenance	8,615	9,337	10,025
Depreciation and amortization	4,252	4,353	3,828
Taxes other than income taxes	1,732	1,783	1,731
Total operating expenses	30,096	32,143	29,619
Gain on sales of assets and businesses	31	56	3
Bargain purchase gain	—	—	233
Gain on deconsolidation of business	1	—	213
Operating income	4,374	3,891	4,388
Other income and (deductions)
Interest expense, net	(1,591)	(1,529)	(1,524)
Interest expense to affiliates	(25)	(25)	(36)
Other, net	1,227	(112)	947
Total other income and (deductions)	(389)	(1,666)	(613)
Income before income taxes	3,985	2,225	3,775
Income taxes	774	118	(126)
Equity in losses of unconsolidated affiliates	(183)	(28)	(32)
Net income	3,028	2,079	3,869
Net income attributable to noncontrolling interests	92	74	90
Net income attributable to common shareholders	$2,936	$2,005	$3,779
Comprehensive income, net of income taxes
Net income	$3,028	$2,079	$3,869
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(65)	(66)	(56)
Actuarial loss reclassified to periodic benefit cost	149	247	197
Pension and non-pension postretirement benefit plan valuation adjustment	(289)	(143)	10
Unrealized gain on cash flow hedges	—	12	3
Unrealized gain on marketable securities	—	—	6
Unrealized gain on investments in unconsolidated affiliates	1	2	4
Unrealized gain (loss) on foreign currency translation	6	(10)	7
Other comprehensive income	(198)	42	171
Comprehensive income	2,830	2,121	4,040
Comprehensive income attributable to noncontrolling interests	93	75	88
Comprehensive income attributable to common shareholders	$2,737	$2,046	$3,952

Average shares of common stock outstanding:
Basic	973	967	947
Assumed exercise and/or distributions of stock-based awards	1	2	2
Diluted(a)	974	969	949
Earnings per average common share:
Basic	$3.02	$2.07	$3.99
Diluted	$3.01	$2.07	$3.98
__________

(a)
The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was immaterial for the year ended December 31, 2019 and approximately 3 million and 8 million for the years ended December 31, 2018 and 2017, respectively.

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$3,028	$2,079	$3,869
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	5,780	5,971	5,427
Asset impairments	201	50	573
Gain on sales of assets and businesses	(27)	(56)	(3)
Bargain purchase gain	—	—	(233)
Gain on deconsolidation of business	—	—	(213)
Deferred income taxes and amortization of investment tax credits	681	(108)	(362)
Net fair value changes related to derivatives	222	294	151
Net realized and unrealized (gains) losses on NDT funds	(663)	303	(616)
Other non-cash operating activities	613	1,131	728
Changes in assets and liabilities:
Accounts receivable	(243)	(565)	(470)
Inventories	(87)	(37)	(72)
Accounts payable and accrued expenses	(425)	551	(388)
Option premiums (paid) received, net	(29)	(43)	28
Collateral (posted) received, net	(438)	82	(158)
Income taxes	(64)	340	299
Pension and non-pension postretirement benefit contributions	(408)	(383)	(405)
Other assets and liabilities	(1,482)	(965)	(675)
Net cash flows provided by operating activities	6,659	8,644	7,480
Cash flows from investing activities
Capital expenditures	(7,248)	(7,594)	(7,584)
Proceeds from NDT fund sales	10,051	8,762	7,845
Investment in NDT funds	(10,087)	(8,997)	(8,113)
Reduction of restricted cash from deconsolidation of business	—	—	(87)
Acquisitions of assets and businesses, net	(41)	(154)	(208)
Proceeds from sales of assets and businesses	53	91	219
Other investing activities	12	58	(43)
Net cash flows used in investing activities	(7,260)	(7,834)	(7,971)
Cash flows from financing activities
Changes in short-term borrowings	781	(338)	(261)
Proceeds from short-term borrowings with maturities greater than 90 days	—	126	621
Repayments on short-term borrowings with maturities greater than 90 days	(125)	(1)	(700)
Issuance of long-term debt	1,951	3,115	3,470
Retirement of long-term debt	(1,287)	(1,786)	(2,490)
Retirement of long-term debt to financing trust	—	—	(250)
Common stock issued from treasury stock	—	—	1,150
Dividends paid on common stock	(1,408)	(1,332)	(1,236)
Proceeds from employee stock plans	112	105	150
Sale of noncontrolling interests	—	—	396
Other financing activities	(82)	(108)	(83)
Net cash flows (used in) provided by financing activities	(58)	(219)	767
(Decrease) increase in cash, cash equivalents and restricted cash	(659)	591	276
Cash, cash equivalents and restricted cash at beginning of period	1,781	1,190	914
Cash, cash equivalents and restricted cash at end of period	$1,122	$1,781	$1,190

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(7)	$(69)	$42
Increase (decrease) in PPE related to ARO update	968	(107)	29

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$587	$1,349
Restricted cash and cash equivalents	358	247
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $243 and $283 as of December 31, 2019 and 2018, respectively)	4,592	4,607
Other (net of allowance for uncollectible accounts of $48 and $36 as of December 31, 2019 and 2018, respectively)	1,583	1,256
Mark-to-market derivative assets	679	804
Unamortized energy contract assets	47	48
Inventories, net
Fossil fuel and emission allowances	312	334
Materials and supplies	1,456	1,351
Regulatory assets	1,170	1,190
Assets held for sale	—	904
Other	1,253	1,238
Total current assets	12,037	13,328
Property, plant and equipment (net of accumulated depreciation and amortization of $23,979 and $22,902 as of December 31, 2019 and 2018, respectively)	80,233	76,707
Deferred debits and other assets
Regulatory assets	8,335	8,237
Nuclear decommissioning trust funds	13,190	11,661
Investments	464	625
Goodwill	6,677	6,677
Mark-to-market derivative assets	508	452
Unamortized energy contract assets	336	372
Other	3,197	1,575
Total deferred debits and other assets	32,707	29,599
Total assets(a)	$124,977	$119,634

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,370	$714
Long-term debt due within one year	4,710	1,349
Accounts payable	3,560	3,800
Accrued expenses	1,981	2,112
Payables to affiliates	5	5
Regulatory liabilities	406	644
Mark-to-market derivative liabilities	247	475
Unamortized energy contract liabilities	132	149
Renewable energy credit obligation	443	344
Liabilities held for sale	—	777
Other	1,331	1,035
Total current liabilities	14,185	11,404
Long-term debt	31,329	34,075
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	12,351	11,321
Asset retirement obligations	10,846	9,679
Pension obligations	4,247	3,988
Non-pension postretirement benefit obligations	2,076	1,928
Spent nuclear fuel obligation	1,199	1,171
Regulatory liabilities	9,986	9,559
Mark-to-market derivative liabilities	393	479
Unamortized energy contract liabilities	338	463
Other	3,064	2,130
Total deferred credits and other liabilities	44,500	40,718
Total liabilities(a)	90,404	86,587
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 973 shares and 968 shares outstanding at December 31, 2019 and 2018, respectively)	19,274	19,116
Treasury stock, at cost (2 shares at December 31, 2019 and 2018)	(123)	(123)
Retained earnings	16,267	14,743
Accumulated other comprehensive loss, net	(3,194)	(2,995)
Total shareholders’ equity	32,224	30,741
Noncontrolling interests	2,349	2,306
Total equity	34,573	33,047
Total liabilities and shareholders' equity	$124,977	$119,634
__________

(a)
Exelon’s consolidated assets include $9,532 million and $9,667 million at December 31, 2019 and 2018, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,473 million and $3,548 million at December 31, 2019 and 2018, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 22–Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

Exelon Corporation and Subsidiary Companies
Consolidated Statements of Changes in Equity

	Shareholders' Equity
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	958,778	$18,794	$(2,327)	$12,042	$(2,660)	$1,780	$27,629
Net income	—	—	—	3,779	—	90	3,869
Long-term incentive plan activity	5,066	56	—	—	—	—	56
Employee stock purchase plan issuances	1,324	150	—	—	—	—	150
Common stock issued from treasury stock	—	—	2,204	(1,054)	—	—	1,150
Sale of noncontrolling interests	—	(36)	—	—	—	443	407
Changes in equity of noncontrolling interests	—	—	—	—	—	(20)	(20)
Common stock dividends ($1.31/common share)	—	—	—	(1,243)	—	—	(1,243)
Other comprehensive income (loss), net of income taxes	—	—	—	—	173	(2)	171
Impact of adoption of Reclassification of Certain Tax Effects from AOCI standard	—	—	—	539	(539)	—	—
Balance, December 31, 2017	965,168	$18,964	$(123)	$14,063	$(3,026)	$2,291	$32,169
Net income	—	—	—	2,005	—	74	2,079
Long-term incentive plan activity	3,534	41	—	—	—	—	41
Employee stock purchase plan issuances	1,318	105	—	—	—	—	105
Sale of noncontrolling interests	—	6	—	—	—	—	6
Changes in equity of noncontrolling interests	—	—	—	—	—	(60)	(60)
Common stock dividends ($1.38/common share)	—	—	—	(1,339)	—	—	(1,339)
Other comprehensive income, net of income taxes	—	—	—	—	41	1	42
Impact of adoption of Recognition and Measurement of Financial Assets and Liabilities standard	—	—	—	14	(10)	—	4
Balance, December 31, 2018	970,020	$19,116	$(123)	$14,743	$(2,995)	$2,306	$33,047
Net income	—	—	—	2,936	—	92	3,028
Long-term incentive plan activity	3,111	40	—	—	—	—	40
Employee stock purchase plan issuances	1,285	112	—	—	—	—	112
Sale of noncontrolling interests	—	6	—	—	—	—	6
Changes in equity of noncontrolling interests	—	—	—	—	—	(48)	(48)
Common stock dividends ($1.45/common share)	—	—	—	(1,412)	—	—	(1,412)
Other comprehensive income, net of income taxes	—	—	—	—	(199)	(1)	(200)
Balance, December 31, 2019	974,416	$19,274	$(123)	$16,267	$(3,194)	$2,349	$34,573
See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating revenues
Operating revenues	$17,752	$19,169	$17,385
Operating revenues from affiliates	1,172	1,268	1,115
Total operating revenues	18,924	20,437	18,500
Operating expenses
Purchased power and fuel	10,849	11,679	9,671
Purchased power and fuel from affiliates	7	14	19
Operating and maintenance	4,131	4,803	5,602
Operating and maintenance from affiliates	587	661	697
Depreciation and amortization	1,535	1,797	1,457
Taxes other than income taxes	519	556	555
Total operating expenses	17,628	19,510	18,001
Gain on sales of assets and businesses	27	48	2
Bargain purchase gain	—	—	233
Gain on deconsolidation of business	—	—	213
Operating income	1,323	975	947
Other income and (deductions)
Interest expense, net	(394)	(396)	(401)
Interest expense to affiliates	(35)	(36)	(39)
Other, net	1,023	(178)	948
Total other income and (deductions)	594	(610)	508
Income before income taxes	1,917	365	1,455
Income taxes	516	(108)	(1,376)
Equity in losses of unconsolidated affiliates	(184)	(30)	(33)
Net income	1,217	443	2,798
Net income attributable to noncontrolling interests	92	73	88
Net income attributable to membership interest	$1,125	$370	$2,710
Comprehensive income, net of income taxes
Net income	$1,217	$443	$2,798
Other comprehensive income (loss), net of income taxes
Unrealized gain on cash flow hedges	—	12	3
Unrealized gain on marketable securities	—	—	1
Unrealized gain on investments in unconsolidated affiliates	1	1	4
Unrealized gain (loss) on foreign currency translation	6	(10)	7
Other comprehensive income	7	3	15
Comprehensive income	$1,224	$446	$2,813
Comprehensive income attributable to noncontrolling interests	93	74	86
Comprehensive income attributable to membership interest	$1,131	$372	$2,727

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$1,217	$443	$2,798
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	3,063	3,415	3,056
Asset impairments	201	50	510
Gain on sales of assets and businesses	(27)	(48)	(2)
Bargain purchase gain	—	—	(233)
Gain on deconsolidation of business	—	—	(213)
Deferred income taxes and amortization of investment tax credits	361	(451)	(2,023)
Net fair value changes related to derivatives	228	307	167
Net realized and unrealized (gains) losses on NDT fund investments	(663)	303	(616)
Other non-cash operating activities	(124)	298	112
Changes in assets and liabilities:
Accounts receivable	(186)	(359)	(320)
Receivables from and payables to affiliates, net	(52)	8	(7)
Inventories	(47)	(12)	(29)
Accounts payable and accrued expenses	(248)	376	4
Option premiums (paid) received, net	(29)	(43)	28
Collateral (posted) received, net	(481)	64	(129)
Income taxes	302	(193)	496
Pension and non-pension postretirement benefit contributions	(175)	(139)	(148)
Other assets and liabilities	(467)	(158)	(152)
Net cash flows provided by operating activities	2,873	3,861	3,299
Cash flows from investing activities
Capital expenditures	(1,845)	(2,242)	(2,259)
Proceeds from NDT fund sales	10,051	8,762	7,845
Investment in NDT funds	(10,087)	(8,997)	(8,113)
Reduction of restricted cash from deconsolidation of business	—	—	(87)
Proceeds from sales of assets and businesses	52	90	218
Acquisitions of assets and businesses, net	(41)	(154)	(208)
Other investing activities	3	10	(58)
Net cash flows used in investing activities	(1,867)	(2,531)	(2,662)
Cash flows from financing activities
Change in short-term borrowings	320	—	(620)
Proceeds from short-term borrowings with maturities greater than 90 days	—	—	121
Repayments of short-term borrowings with maturities greater than 90 days	—	—	(200)
Issuance of long-term debt	42	15	1,645
Retirement of long-term debt	(813)	(141)	(1,261)
Changes in Exelon intercompany money pool	(100)	46	(1)
Distributions to member	(899)	(1,001)	(659)
Contributions from member	41	155	102
Sale of noncontrolling interests	—	—	396
Other financing activities	(51)	(55)	(54)
Net cash flows used in financing activities	(1,460)	(981)	(531)
(Decrease) increase in cash, cash equivalents and restricted cash	(454)	349	106
Cash, cash equivalents and restricted cash at beginning of period	903	554	448
Cash, cash equivalents and restricted cash at end of period	$449	$903	$554

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(34)	$(199)	$73
Increase (decrease) in PPE related to ARO update	959	(130)	29

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$303	$750
Restricted cash and cash equivalents	146	153
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $80 and $103 as of December 31, 2019 and 2018, respectively)	2,893	2,941
Other (net of allowance for uncollectible accounts of $0 and $1 as of December 31, 2019 and 2018, respectively)	619	562
Mark-to-market derivative assets	675	804
Receivables from affiliates	190	173
Unamortized energy contract assets	47	49
Inventories, net
Fossil fuel and emission allowances	236	251
Materials and supplies	1,026	963
Assets held for sale	—	904
Other	941	883
Total current assets	7,076	8,433
Property, plant and equipment (net of accumulated depreciation and amortization of $12,017 and $12,206 as of December 31, 2019 and 2018, respectively)	24,193	23,981
Deferred debits and other assets
Nuclear decommissioning trust funds	13,190	11,661
Investments	235	414
Goodwill	47	47
Mark-to-market derivative assets	508	452
Prepaid pension asset	1,438	1,421
Unamortized energy contract assets	336	371
Deferred income taxes	12	21
Other	1,960	755
Total deferred debits and other assets	17,726	15,142
Total assets(a)	$48,995	$47,556

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$320	$—
Long-term debt due within one year	2,624	906
Long-term debt to affiliates due within one year	558	—
Accounts payable	1,692	1,847
Accrued expenses	786	898
Payables to affiliates	117	139
Borrowings from Exelon intercompany money pool	—	100
Mark-to-market derivative liabilities	215	449
Unamortized energy contract liabilities	17	31
Renewable energy credit obligation	443	343
Liabilities held for sale	—	777
Other	517	279
Total current liabilities	7,289	5,769
Long-term debt	4,464	6,989
Long-term debt to affiliates	328	898
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,752	3,383
Asset retirement obligations	10,603	9,450
Non-pension postretirement benefit obligations	878	900
Spent nuclear fuel obligation	1,199	1,171
Payables to affiliates	3,103	2,606
Mark-to-market derivative liabilities	123	252
Unamortized energy contract liabilities	11	20
Other	1,415	610
Total deferred credits and other liabilities	21,084	18,392
Total liabilities(a)	33,165	32,048
Commitments and contingencies
Equity
Member’s equity
Membership interest	9,566	9,518
Undistributed earnings	3,950	3,724
Accumulated other comprehensive loss, net	(32)	(38)
Total member’s equity	13,484	13,204
Noncontrolling interests	2,346	2,304
Total equity	15,830	15,508
Total liabilities and equity	$48,995	$47,556
__________

(a)
Generation’s consolidated assets include $9,512 million and $9,634 million at December 31, 2019 and 2018, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $3,429 million and $3,480 million at December 31, 2019 and 2018, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 22–Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

Exelon Generation Company, LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity

	Member’s Equity			Noncontrolling Interests	Total Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net
Balance, December 31, 2016	$9,261	$2,298	$(54)	$1,779	$13,284
Net income	—	2,710	—	88	2,798
Sale of noncontrolling interests	(36)	—	—	443	407
Changes in equity of noncontrolling interests	—	—	—	(18)	(18)
Distribution of net retirement benefit obligation to member	33	—	—	—	33
Distributions to member	—	(659)	—	—	(659)
Contributions from member	99	—	—	—	99
Other comprehensive income (loss), net of income taxes	—	—	17	(2)	15
Balance, December 31, 2017	$9,357	$4,349	$(37)	$2,290	$15,959
Net income	—	370	—	73	443
Sale of noncontrolling interests	6	—	—	—	6
Changes in equity of noncontrolling interests	—	—	—	(60)	(60)
Distributions to member	—	(1,001)	—	—	(1,001)
Contributions from member	155	—	—	—	155
Other comprehensive income, net of income taxes	—	—	2	1	3
Impact of adoption of Recognition and Measurement of Financial Assets and Liabilities standard	—	6	(3)	—	3
Balance, December 31, 2018	$9,518	$3,724	$(38)	$2,304	$15,508
Net income	—	1,125	—	92	1,217
Sale of noncontrolling interests	7	—	—	—	7
Changes in equity of noncontrolling interests	—	—	—	(48)	(48)
Distributions to member	—	(899)	—	—	(899)
Contributions from member	41	—	—	—	41
Other comprehensive income, net of income taxes	—	—	6	(2)	4
Balance, December 31, 2019	$9,566	$3,950	$(32)	$2,346	$15,830

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating revenues
Electric operating revenues	$5,850	$5,884	$5,478
Revenues from alternative revenue programs	(133)	(29)	43
Operating revenues from affiliates	30	27	15
Total operating revenues	5,747	5,882	5,536
Operating expenses
Purchased power	1,565	1,626	1,533
Purchased power from affiliates	376	529	108
Operating and maintenance	1,041	1,068	1,157
Operating and maintenance from affiliates	264	267	270
Depreciation and amortization	1,033	940	850
Taxes other than income taxes	301	311	296
Total operating expenses	4,580	4,741	4,214
Gain on sales of assets	4	5	1
Operating income	1,171	1,146	1,323
Other income and (deductions)
Interest expense, net	(346)	(334)	(348)
Interest expense to affiliates	(13)	(13)	(13)
Other, net	39	33	22
Total other income and (deductions)	(320)	(314)	(339)
Income before income taxes	851	832	984
Income taxes	163	168	417
Net income	$688	$664	$567
Comprehensive income	$688	$664	$567

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$688	$664	$567
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,033	940	850
Deferred income taxes and amortization of investment tax credits	109	259	659
Other non-cash operating activities	265	242	164
Changes in assets and liabilities:
Accounts receivable	(34)	(136)	(59)
Receivables from and payables to affiliates, net	(12)	26	8
Inventories	(16)	1	4
Accounts payable and accrued expenses	(51)	70	(297)
Counterparty collateral received (posted), net and cash deposits	48	11	(26)
Income taxes	95	62	(308)
Pension and non-pension postretirement benefit contributions	(77)	(42)	(41)
Other assets and liabilities	(345)	(348)	6
Net cash flows provided by operating activities	1,703	1,749	1,527
Cash flows from investing activities
Capital expenditures	(1,915)	(2,126)	(2,250)
Other investing activities	29	29	20
Net cash flows used in investing activities	(1,886)	(2,097)	(2,230)
Cash flows from financing activities
Changes in short-term borrowings	130	—	—
Issuance of long-term debt	700	1,350	1,000
Retirement of long-term debt	(300)	(840)	(425)
Dividends paid on common stock	(508)	(459)	(422)
Contributions from parent	250	500	651
Other financing activities	(16)	(17)	(15)
Net cash flows provided by financing activities	256	534	789
Increase in cash, cash equivalents and restricted cash	73	186	86
Cash, cash equivalents and restricted cash at beginning of period	330	144	58
Cash, cash equivalents and restricted cash at end of period	$403	$330	$144

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(37)	$11	$(61)
Increase in PPE related to ARO update	7	7	—

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$90	$135
Restricted cash and cash equivalents	150	29
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $59 and $61 as of December 31, 2019 and December 31, 2018, respectively)	545	539
Other (net of allowance for uncollectible accounts of $20 as of both December 31, 2019 and December 31, 2018, respectively)	286	320
Receivables from affiliates	28	20
Inventories, net	159	148
Regulatory assets	281	293
Other	44	86
Total current assets	1,583	1,570
Property, plant and equipment (net of accumulated depreciation and amortization of $5,168 and $4,684 as of December 31, 2019 and December 31, 2018, respectively)	23,107	22,058
Deferred debits and other assets
Regulatory assets	1,480	1,307
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,622	2,217
Prepaid pension asset	995	1,035
Other	347	395
Total deferred debits and other assets	8,075	7,585
Total assets	$32,765	$31,213

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$130	$—
Long-term debt due within one year	500	300
Accounts payable	527	607
Accrued expenses	385	373
Payables to affiliates	103	119
Customer deposits	118	111
Regulatory liabilities	200	293
Mark-to-market derivative liability	32	26
Other	122	96
Total current liabilities	2,117	1,925
Long-term debt	7,991	7,801
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,021	3,813
Asset retirement obligations	128	118
Non-pension postretirement benefits obligations	180	201
Regulatory liabilities	6,542	6,050
Mark-to-market derivative liability	269	223
Other	635	630
Total deferred credits and other liabilities	11,775	11,035
Total liabilities	22,088	20,966
Commitments and contingencies
Shareholders’ equity
Common stock ($12.50 par value, 250 shares authorized, 127 shares outstanding at December 31, 2019 and 2018)	1,588	1,588
Other paid-in capital	7,572	7,322
Retained deficit unappropriated	(1,639)	(1,639)
Retained earnings appropriated	3,156	2,976
Total shareholders’ equity	10,677	10,247
Total liabilities and shareholders’ equity	$32,765	$31,213

See the Combined Notes to Consolidated Financial Statements

Commonwealth Edison Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity

(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2016	$1,588	$6,150	$(1,639)	$2,626	$8,725
Net income	—	—	567	—	567
Appropriation of retained earnings for future dividends	—	—	(567)	567	—
Common stock dividends	—	—	—	(422)	(422)
Contributions from parent	—	651	—	—	651
Parent tax matter indemnification	—	21	—	—	21
Balance, December 31, 2017	$1,588	$6,822	$(1,639)	$2,771	$9,542
Net income	—	—	664	—	664
Appropriation of retained earnings for future dividends	—	—	(664)	664	—
Common stock dividends	—	—	—	(459)	(459)
Contributions from parent	—	500	—	—	500
Balance, December 31, 2018	$1,588	$7,322	$(1,639)	$2,976	$10,247
Net income	—	—	688	—	688
Appropriation of retained earnings for future dividends	—	—	(688)	688	—
Common stock dividends	—	—	—	(508)	(508)
Contributions from parent	—	250	—	—	250
Balance, December 31, 2019	$1,588	$7,572	$(1,639)	$3,156	$10,677

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating revenues
Electric operating revenues	$2,505	$2,469	$2,369
Natural gas operating revenues	610	568	494
Revenues from alternative revenue programs	(21)	(7)	—
Operating revenues from affiliates	6	8	7
Total operating revenues	3,100	3,038	2,870
Operating expenses
Purchased power	610	734	648
Purchased fuel	262	230	186
Purchased power from affiliates	157	126	135
Operating and maintenance	707	742	657
Operating and maintenance from affiliates	154	156	149
Depreciation and amortization	333	301	286
Taxes other than income taxes	165	163	154
Total operating expenses	2,388	2,452	2,215
Gain on sales of assets	1	1	—
Operating income	713	587	655
Other income and (deductions)
Interest expense, net	(124)	(115)	(115)
Interest expense to affiliates, net	(12)	(14)	(11)
Other, net	16	8	9
Total other income and (deductions)	(120)	(121)	(117)
Income before income taxes	593	466	538
Income taxes	65	6	104
Net income	$528	$460	$434
Comprehensive income	$528	$460	$434

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$528	$460	$434
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	333	301	286
Gain on sale of assets	(1)	—	—
Deferred income taxes and amortization of investment tax credits	20	(5)	19
Other non-cash operating activities	38	51	54
Changes in assets and liabilities:
Accounts receivable	(29)	(74)	(44)
Receivables from and payables to affiliates, net	(5)	7	(6)
Inventories	4	(14)	1
Accounts payable and accrued expenses	(11)	(3)	6
Income taxes	(34)	15	34
Pension and non-pension postretirement benefit contributions	(28)	(28)	(24)
Other assets and liabilities	(64)	29	(5)
Net cash flows provided by operating activities	751	739	755
Cash flows from investing activities
Capital expenditures	(939)	(849)	(732)
Changes in intercompany money pool	(68)	—	131
Other investing activities	(1)	9	4
Net cash flows used in investing activities	(1,008)	(840)	(597)
Cash flows from financing activities
Issuance of long-term debt	325	700	325
Retirement of long-term debt	—	(500)	—
Dividends paid on common stock	(358)	(306)	(288)
Contributions from parent	188	89	16
Other financing activities	(6)	(22)	(3)
Net cash flows provided by (used in) financing activities	149	(39)	50
(Decrease) increase in cash, cash equivalents and restricted cash	(108)	(140)	208
Cash, cash equivalents and restricted cash at beginning of period	135	275	67
Cash, cash equivalents and restricted cash at end of period	$27	$135	$275

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$40	$(12)	$22

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$21	$130
Restricted cash and cash equivalents	6	5
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $55 and $53 as of December 31, 2019 and 2018, respectively)	357	321
Other (net of allowance for uncollectible accounts of $7 and $8 as of December 31, 2019 and 2018, respectively)	138	151
Receivables from affiliates	1	—
Receivable from Exelon intercompany pool	68	—
Inventories, net
Fossil fuel	36	38
Materials and supplies	35	37
Regulatory assets	41	81
Other	19	19
Total current assets	722	782
Property, plant and equipment (net of accumulated depreciation and amortization of $3,718 and $3,561 as of December 31, 2019 and 2018, respectively)	9,292	8,610
Deferred debits and other assets
Regulatory assets	554	460
Investments	27	25
Receivables from affiliates	480	389
Prepaid pension asset	365	349
Other	29	27
Total deferred debits and other assets	1,455	1,250
Total assets	$11,469	$10,642

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	$387	$370
Accrued expenses	101	113
Payables to affiliates	55	59
Customer deposits	69	68
Regulatory liabilities	91	175
Other	19	24
Total current liabilities	722	809
Long-term debt	3,405	3,084
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,080	1,933
Asset retirement obligations	28	27
Non-pension postretirement benefits obligations	288	288
Regulatory liabilities	510	421
Other	74	76
Total deferred credits and other liabilities	2,980	2,745
Total liabilities	7,291	6,822
Commitments and contingencies
Shareholder's equity
Common stock (No par value, 500 shares authorized, 170 shares outstanding at December 31, 2019 and 2018)	2,766	2,578
Retained earnings	1,412	1,242
Total shareholder's equity	4,178	3,820
Total liabilities and shareholder's equity	$11,469	$10,642

See the Combined Notes to Consolidated Financial Statements

PECO Energy Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder's Equity
Balance, December 31, 2016	$2,473	$941	$1	$3,415
Net income	—	434	—	434
Common stock dividends	—	(288)	—	(288)
Contributions from parent	16	—	—	16
Balance, December 31, 2017	$2,489	$1,087	$1	$3,577
Net income	—	460	—	460
Common stock dividends	—	(306)	—	(306)
Contributions from parent	89	—	—	89
Impact of adoption of Recognition and Measurement of Financial Assets and Liabilities standard	—	1	(1)	—
Balance, December 31, 2018	$2,578	$1,242	$—	$3,820
Net income	—	528	—	528
Common stock dividends	—	(358)	—	(358)
Contributions from parent	188	—	—	188
Balance, December 31, 2019	$2,766	$1,412	$—	$4,178

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating revenues
Electric operating revenues	$2,368	$2,428	$2,384
Natural gas operating revenues	700	738	652
Revenues from alternative revenue programs	12	(26)	124
Operating revenues from affiliates	26	29	16
Total operating revenues	3,106	3,169	3,176
Operating expenses
Purchased power	585	671	566
Purchased fuel	181	254	183
Purchased power from affiliates	286	257	384
Operating and maintenance	600	615	563
Operating and maintenance from affiliates	160	162	153
Depreciation and amortization	502	483	473
Taxes other than income taxes	260	254	240
Total operating expenses	2,574	2,696	2,562
Gain on sales of assets	—	1	—
Operating income	532	474	614
Other income and (deductions)
Interest expense, net	(121)	(106)	(95)
Interest expense to affiliates	—	—	(10)
Other, net	28	19	16
Total other income and (deductions)	(93)	(87)	(89)
Income before income taxes	439	387	525
Income taxes	79	74	218
Net income	360	313	307
Comprehensive income	$360	$313	$307

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$360	$313	$307
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	502	483	473
Impairment losses on long-lived assets and regulatory assets	—	—	7
Deferred income taxes and amortization of investment tax credits	130	76	145
Other non-cash operating activities	85	58	65
Changes in assets and liabilities:
Accounts receivable	25	8	(5)
Receivables from and payables to affiliates, net	1	12	(4)
Inventories	(1)	2	(9)
Accounts payable and accrued expenses	(43)	(1)	(15)
Collateral (posted) received, net	(4)	4	—
Income taxes	(67)	(20)	60
Pension and non-pension postretirement benefit contributions	(48)	(54)	(53)
Other assets and liabilities	(192)	(92)	(150)
Net cash flows provided by operating activities	748	789	821
Cash flows from investing activities
Capital expenditures	(1,145)	(959)	(882)
Other investing activities	8	9	7
Net cash flows used in investing activities	(1,137)	(950)	(875)
Cash flows from financing activities
Changes in short-term borrowings	40	(42)	32
Issuance of long-term debt	400	300	300
Retirement of long-term debt	—	—	(41)
Retirement of long-term debt to financing trust	—	—	(250)
Dividends paid on common stock	(224)	(209)	(198)
Contributions from parent	193	109	184
Other financing activities	(8)	(2)	(5)
Net cash flows provided by financing activities	401	156	22
Increase (Decrease) in cash, cash equivalents and restricted cash	12	(5)	(32)
Cash, cash equivalents and restricted cash at beginning of period	13	18	50
Cash, cash equivalents and restricted cash at end of period	$25	$13	$18

Supplemental cash flow information
Increase in capital expenditures not paid	$6	$50	$23

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$24	$7
Restricted cash and cash equivalents	1	6
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $12 and $16 as of December 31, 2019 and 2018, respectively)	317	353
Other (net of allowance for uncollectible accounts of $5 and $4 as December 31, 2019 and 2018, respectively)	147	90
Receivables from affiliates	1	1
Inventories, net
Gas held in storage	30	36
Materials and supplies	46	39
Prepaid utility taxes	78	74
Regulatory assets	183	177
Other	6	3
Total current assets	833	786
Property, plant and equipment (net of accumulated depreciation and amortization of $3,834 and $3,633 as of December 31, 2019 and 2018, respectively)	8,990	8,243
Deferred debits and other assets
Regulatory assets	454	398
Investments	7	5
Prepaid pension asset	264	279
Other	86	5
Total deferred debits and other assets	811	687
Total assets	$10,634	$9,716

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company
Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$76	$35
Accounts payable	243	295
Accrued expenses	152	155
Payables to affiliates	66	65
Customer deposits	120	120
Regulatory liabilities	33	77
Other	63	27
Total current liabilities	753	774
Long-term debt	3,270	2,876
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,396	1,222
Asset retirement obligations	22	24
Non-pension postretirement benefits obligations	199	201
Regulatory liabilities	1,195	1,192
Other	116	73
Total deferred credits and other liabilities	2,928	2,712
Total liabilities	6,951	6,362
Commitments and contingencies
Shareholder's equity
Common stock (No par value, 0 shares(a) authorized, 0 shares(a) outstanding at December 31, 2019 and 2018)	1,907	1,714
Retained earnings	1,776	1,640
Total shareholder's equity	3,683	3,354
Total liabilities and shareholder's equity	$10,634	$9,716

_____________

(a)	In millions, shares round to zero. Number of shares is 1,500 authorized and 1,000 outstanding at December 31, 2019 and 2018.

See the Combined Notes to Consolidated Financial Statements

Baltimore Gas and Electric Company and Subsidiary Companies
Consolidated Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2016	$1,421	$1,427	$2,848
Net income	—	307	307
Common stock dividends	—	(198)	(198)
Contributions from parent	184	—	184
Balance, December 31, 2017	$1,605	$1,536	$3,141
Net income	—	313	313
Common stock dividends	—	(209)	(209)
Contributions from parent	109	—	109
Balance, December 31, 2018	$1,714	$1,640	$3,354
Net income	—	360	360
Common stock dividends	—	(224)	(224)
Contributions from parent	193	—	193
Balance, December 31, 2019	$1,907	$1,776	$3,683

See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating revenues
Electric operating revenues	$4,639	$4,609	$4,428
Natural gas operating revenues	167	181	161
Revenues from alternative revenue programs	(14)	(7)	33
Operating revenues from affiliates	14	15	50
Total operating revenues	4,806	4,798	4,672
Operating expenses
Purchased power	1,371	1,387	1,182
Purchased fuel	75	89	71
Purchased power from affiliates	352	355	463
Operating and maintenance	939	978	918
Operating and maintenance from affiliates	143	152	150
Depreciation, amortization and accretion	754	740	675
Taxes other than income taxes	450	455	452
Total operating expenses	4,084	4,156	3,911
Gain on sales of assets	—	1	1
Operating income	722	643	762
Other income and (deductions)
Interest expense, net	(263)	(261)	(245)
Other, net	55	43	54
Total other income and (deductions)	(208)	(218)	(191)
Income before income taxes	514	425	571
Income taxes	38	33	217
Equity in earnings of unconsolidated affiliates	1	1	1
Net income	477	393	355
Comprehensive income	$477	$393	$355

See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$477	$393	$355
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	754	740	675
Impairment losses on intangibles and regulatory assets	—	—	52
Deferred income taxes and amortization of investment tax credits	(7)	30	252
Other non-cash operating activities	161	150	65
Changes in assets and liabilities:
Accounts receivable	(39)	(2)	(26)
Receivables from and payables to affiliates, net	3	8	(2)
Inventories	(27)	(14)	(37)
Accounts payable and accrued expenses	(17)	45	(106)
Income taxes	16	34	79
Pension and non-pension postretirement benefit contributions	(25)	(74)	(99)
Other assets and liabilities	(179)	(178)	(258)
Net cash flows provided by operating activities	1,117	1,132	950
Cash flows from investing activities
Capital expenditures	(1,355)	(1,375)	(1,396)
Other investing activities	(3)	4	(1)
Net cash flows used in investing activities	(1,358)	(1,371)	(1,397)
Cash flows from financing activities
Changes in short-term borrowings	154	(296)	328
Proceeds from short-term borrowings with maturities greater than 90 days	—	125	—
Repayments of short-term borrowings with maturities greater than 90 days	(125)	—	(500)
Issuance of long-term debt	485	750	202
Retirement of long-term debt	(157)	(299)	(169)
Change in Exelon intercompany money pool	12	—	—
Distributions to member	(526)	(326)	(311)
Contributions from member	398	385	758
Other financing activities	(5)	(9)	(2)
Net cash flows provided by financing activities	236	330	306
(Decrease) increase in cash, cash equivalents and restricted cash	(5)	91	(141)
Cash, cash equivalents and restricted cash at beginning of period	186	95	236
Cash, cash equivalents and restricted cash at end of period	$181	$186	$95

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$2	$93	$(12)

See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$131	$124
Restricted cash and cash equivalents	36	43
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $37 and $50 as of December 31, 2019 and 2018, respectively)	479	453
Other (net of allowance for uncollectible accounts of $16 and $3 as of December 31, 2019 and 2018, respectively)	174	177
Receivable from affiliates	1	—
Inventories, net
Fossil Fuel	8	9
Materials and supplies	190	163
Regulatory assets	412	457
Other	49	75
Total current assets	1,480	1,501
Property, plant and equipment (net of accumulated depreciation and amortization of $1,213 and $841 as of December 31, 2019 and 2018, respectively)	14,296	13,446
Deferred debits and other assets
Regulatory assets	2,061	2,312
Investments	135	130
Goodwill	4,005	4,005
Prepaid pension asset	406	486
Deferred income taxes	13	12
Other	323	60
Total deferred debits and other assets	6,943	7,005
Total assets(a)	$22,719	$21,952

See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$208	$179
Long-term debt due within one year	103	125
Accounts payable	462	496
Accrued expenses	296	256
Payables to affiliates	98	94
Borrowings from Exelon intercompany money pool	12	—
Customer deposits	117	116
Regulatory liabilities	70	84
Unamortized energy contract liabilities	115	119
Other	131	123
Total current liabilities	1,612	1,592
Long-term debt	6,460	6,134
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,278	2,137
Asset retirement obligations	57	52
Non-pension postretirement benefit obligations	93	103
Regulatory liabilities	1,707	1,864
Unamortized energy contract liabilities	327	442
Other	577	369
Total deferred credits and other liabilities	5,039	4,967
Total liabilities(a)	13,111	12,693
Commitments and contingencies
Member's equity
Membership interest	9,618	9,220
Undistributed (losses) gains	(10)	39
Total member's equity	9,608	9,259
Total liabilities and member's equity	$22,719	$21,952
_____________

(a)
PHI’s consolidated total assets include $20 million and $33 million at December 31, 2019 and 2018, respectively, of PHI's consolidated VIE that can only be used to settle the liabilities of the VIE. PHI’s consolidated total liabilities include $44 million and $69 million at December 31, 2019 and 2018, respectively, of PHI's consolidated VIE for which the VIE creditors do not have recourse to PHI. See Note 22 - Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

Pepco Holdings LLC and Subsidiary Companies
Consolidated Statements of Changes in Equity

(In millions)	Membership Interest	Undistributed (Losses)/Gains	Total Member's Equity
Balance, December 31, 2016	$8,077	$(72)	$8,005
Net income	—	355	355
Distribution to member	—	(311)	(311)
Contributions from member	758	—	758
Balance, December 31, 2017	$8,835	$(28)	$8,807
Net Income	—	393	393
Distribution to member	—	(326)	(326)
Contributions from member	385	—	385
Balance, December 31, 2018	$9,220	$39	$9,259
Net income	—	477	477
Distribution to member	—	(526)	(526)
Contributions from member	398	—	398
Balance, December 31, 2019	$9,618	$(10)	$9,608

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating revenues
Electric operating revenues	$2,258	$2,233	$2,126
Revenues from alternative revenue programs	(3)	(7)	19
Operating revenues from affiliates	5	6	6
Total operating revenues	2,260	2,232	2,151
Operating expenses
Purchased power	401	448	359
Purchased power from affiliates	264	206	255
Operating and maintenance	273	275	396
Operating and maintenance from affiliates	209	226	58
Depreciation and amortization	374	385	321
Taxes other than income taxes	378	379	371
Total operating expenses	1,899	1,919	1,760
Gain on sales of assets	—	—	1
Operating income	361	313	392
Other income and (deductions)
Interest expense, net	(133)	(128)	(121)
Other, net	31	31	32
Total other income and (deductions)	(102)	(97)	(89)
Income before income taxes	259	216	303
Income taxes	16	11	105
Net income	$243	$205	$198
Comprehensive income	$243	$205	$198

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$243	$205	$198
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	374	385	321
Impairment losses on regulatory assets	—	—	14
Deferred income taxes and amortization of investment tax credits	1	(20)	113
Other non-cash operating activities	56	67	1
Changes in assets and liabilities:
Accounts receivable	(22)	(5)	(20)
Receivables from and payables to affiliates, net	5	(17)	—
Inventories	(19)	(6)	(24)
Accounts payable and accrued expenses	(39)	59	(63)
Income taxes	9	(13)	81
Pension and non-pension postretirement benefit contributions	(14)	(17)	(72)
Other assets and liabilities	(82)	(164)	(142)
Net cash flows provided by operating activities	512	474	407
Cash flows from investing activities
Capital expenditures	(626)	(656)	(628)
Other investing activities	3	2	—
Net cash flows used in investing activities	(623)	(654)	(628)
Cash flows from financing activities
Changes in short-term borrowings	42	14	3
Issuance of long-term debt	260	200	202
Retirement of long-term debt	(125)	(14)	(13)
Dividends paid on common stock	(213)	(169)	(133)
Contributions from parent	160	166	161
Other financing activities	(3)	(4)	(1)
Net cash flows provided by financing activities	121	193	219
Increase (decrease) in cash, cash equivalents and restricted cash	10	13	(2)
Cash, cash equivalents and restricted cash at beginning of period	53	40	42
Cash, cash equivalents and restricted cash at end of period	$63	$53	$40

Supplemental cash flow information
Increase in capital expenditures not paid	$39	$20	$5

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$30	$16
Restricted cash and cash equivalents	33	37
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $13 and $20 as of December 31, 2019 and 2018, respectively)	231	225
Other (net of allowance for uncollectible accounts of $7 and $1 as of December 31, 2019 and 2018, respectively)	91	81
Receivables from affiliates	—	1
Inventories, net	112	93
Regulatory assets	188	238
Other	11	37
Total current assets	696	728
Property, plant and equipment (net of accumulated depreciation and amortization of $3,517 and $3,354 as of December 31, 2019 and 2018, respectively)	6,909	6,460
Deferred debits and other assets
Regulatory assets	584	643
Investments	110	105
Prepaid pension asset	296	316
Other	66	15
Total deferred debits and other assets	1,056	1,079
Total assets	$8,661	$8,267

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$82	$40
Long-term debt due within one year	2	15
Accounts payable	195	214
Accrued expenses	156	126
Payables to affiliates	66	62
Customer deposits	57	54
Regulatory liabilities	8	7
Merger related obligation	39	38
Current portion of DC PLUG obligation	30	30
Other	22	42
Total current liabilities	657	628
Long-term debt	2,862	2,704
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,131	1,055
Asset retirement obligations	41	37
Non-pension postretirement benefit obligations	20	29
Regulatory liabilities	746	822
Other	297	275
Total deferred credits and other liabilities	2,235	2,218
Total liabilities	5,754	5,550
Commitments and contingencies
Shareholder's equity
Common stock ($0.01 par value, 200 shares authorized, 0 shares(a) outstanding at December 31, 2019 and 2018)	1,796	1,636
Retained earnings	1,111	1,081
Total shareholder's equity	2,907	2,717
Total liabilities and shareholder's equity	$8,661	$8,267
_____________

(a)	In millions, shares round to zero. Number of shares is 100 outstanding at December 31, 2019 and 2018.

See the Combined Notes to Consolidated Financial Statements

Potomac Electric Power Company
Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2016	$1,309	$980	$2,289
Net income	—	198	198
Common stock dividends	—	(133)	(133)
Contributions from parent	161	—	161
Balance, December 31, 2017	$1,470	$1,045	$2,515
Net income	—	205	205
Common stock dividends	—	(169)	(169)
Contributions from parent	166	—	166
Balance, December 31, 2018	$1,636	$1,081	$2,717
Net income	—	243	243
Common stock dividends	—	(213)	(213)
Contributions from parent	160	—	160
Balance, December 31, 2019	$1,796	$1,111	$2,907

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating revenues
Electric operating revenues	$1,143	$1,139	$1,125
Natural gas operating revenues	167	181	161
Revenues from alternative revenue programs	(11)	4	6
Operating revenues from affiliates	7	8	8
Total operating revenues	1,306	1,332	1,300
Operating expenses
Purchased power	381	352	282
Purchased fuel	75	89	71
Purchased power from affiliates	70	120	179
Operating and maintenance	171	182	283
Operating and maintenance from affiliates	152	162	32
Depreciation and amortization	184	182	167
Taxes other than income taxes	56	56	57
Total operating expenses	1,089	1,143	1,071
Gain on sales of assets	—	1	—
Operating income	217	190	229
Other income and (deductions)
Interest expense, net	(61)	(58)	(51)
Other, net	13	10	14
Total other income and (deductions)	(48)	(48)	(37)
Income before income taxes	169	142	192
Income taxes	22	22	71
Net income	$147	$120	$121
Comprehensive income	$147	$120	$121

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$147	$120	$121
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	184	182	167
Impairment losses on regulatory assets	—	—	6
Deferred income taxes and amortization of investment tax credits	(7)	24	89
Other non-cash operating activities	27	24	9
Changes in assets and liabilities:
Accounts receivable	(5)	8	(22)
Receivables from and payables to affiliates, net	(5)	(9)	11
Inventories	(6)	(3)	(5)
Accounts payable and accrued expenses	3	11	(8)
Income taxes	12	2	26
Pension and non-pension postretirement benefit contributions	(1)	—	(2)
Other assets and liabilities	(55)	(7)	(71)
Net cash flows provided by operating activities	294	352	321
Cash flows from investing activities
Capital expenditures	(348)	(364)	(428)
Other investing activities	1	2	(1)
Net cash flows used in investing activities	(347)	(362)	(429)
Cash flows from financing activities
Change in short-term borrowings	56	(216)	216
Issuance of long-term debt	75	200	—
Retirement of long-term debt	(12)	(4)	(40)
Dividends paid on common stock	(139)	(96)	(112)
Contributions from parent	63	150	—
Other financing activities	(1)	(2)	—
Net cash flows provided by financing activities	42	32	64
(Decrease) increase in cash, cash equivalents and restricted cash	(11)	22	(44)
Cash, cash equivalents and restricted cash at beginning of period	24	2	46
Cash, cash equivalents and restricted cash at end of period	$13	$24	$2

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(4)	$22	$4

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$13	$23
Restricted cash and cash equivalents	—	1
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $11 and $12 as of December 31, 2019 and 2018, respectively)	141	134
Other (net of allowance for uncollectible accounts of $4 and $1 as of December 31, 2019 and 2018, respectively)	38	46
Inventories, net
Fossil Fuel	8	9
Materials and supplies	44	37
Prepaid utility taxes	18	17
Regulatory assets	52	59
Other	11	10
Total current assets	325	336
Property, plant and equipment, (net of accumulated depreciation and amortization of $1,425 and $1,329 as of December 31, 2019 and 2018, respectively)	4,035	3,821
Deferred debits and other assets
Regulatory assets	222	231
Goodwill	8	8
Prepaid pension asset	171	186
Other	69	6
Total deferred debits and other assets	470	431
Total assets	$4,830	$4,588
See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$56	$—
Long-term debt due within one year	80	91
Accounts payable	112	111
Accrued expenses	46	39
Payables to affiliates	32	33
Customer deposits	36	35
Regulatory liabilities	37	59
Other	15	7
Total current liabilities	414	375
Long-term debt	1,487	1,403
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	655	628
Non-pension postretirement benefit obligations	16	17
Regulatory liabilities	574	606
Other	104	50
Total deferred credits and other liabilities	1,349	1,301
Total liabilities	3,250	3,079
Commitments and contingencies
Shareholder's equity
Common stock ($2.25 par value, 0 shares(a) authorized, 0 shares(a) outstanding at December 31, 2019 and 2018, respectively)	977	914
Retained earnings	603	595
Total shareholder's equity	1,580	1,509
Total liabilities and shareholder's equity	$4,830	$4,588
_____________

(a)	In millions, shares round to zero. Number of shares is 1,000 authorized and 1,000 outstanding at December 31, 2019 and 2018.

See the Combined Notes to Consolidated Financial Statements

Delmarva Power & Light Company
Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2016	$764	$562	$1,326
Net income	—	121	121
Common stock dividends	—	(112)	(112)
Balance, December 31, 2017	$764	$571	$1,335
Net income	—	120	120
Common stock dividends	—	(96)	(96)
Contributions from parent	150	—	150
Balance, December 31, 2018	$914	$595	$1,509
Net income	—	147	147
Common stock dividends	—	(139)	(139)
Contributions from parent	63	—	63
Balance, December 31, 2019	$977	$603	$1,580

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating revenues
Electric operating revenues	$1,237	$1,237	$1,176
Revenues from alternative revenue programs	—	(4)	8
Operating revenues from affiliates	3	3	2
Total operating revenues	1,240	1,236	1,186
Operating expenses
Purchased power	589	587	541
Purchased power from affiliates	19	29	29
Operating and maintenance	187	188	279
Operating and maintenance from affiliates	133	142	28
Depreciation and amortization	157	136	146
Taxes other than income taxes	4	5	6
Total operating expenses	1,089	1,087	1,029
Operating income	151	149	157
Other income and (deductions)
Interest expense, net	(58)	(64)	(61)
Other, net	6	2	7
Total other income and (deductions)	(52)	(62)	(54)
Income before income taxes	99	87	103
Income taxes	—	12	26
Net income	$99	$75	$77
Comprehensive income	$99	$75	$77

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$99	$75	$77
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	157	136	146
Impairment losses on regulatory assets	—	—	7
Deferred income taxes and amortization of investment tax credits	3	25	32
Other non-cash operating activities	22	24	17
Changes in assets and liabilities:
Accounts receivable	(13)	(8)	14
Receivables from and payables to affiliates, net	(6)	1	—
Inventories	(1)	(4)	(7)
Accounts payable and accrued expenses	26	(7)	(2)
Income taxes	2	(2)	(11)
Pension and non-pension postretirement benefit contributions	(1)	(6)	(20)
Other assets and liabilities	(27)	(6)	(47)
Net cash flows provided by operating activities	261	228	206
Cash flows from investing activities
Capital expenditures	(375)	(335)	(312)
Other investing activities	(1)	1	(1)
Net cash flows used in investing activities	(376)	(334)	(313)
Cash flows from financing activities
Change in short-term borrowings	56	(94)	108
Proceeds from short-term borrowings with maturities greater than 90 days	—	125	—
Repayments of short-term borrowings with maturities greater than 90 days	(125)	—	—
Issuance of long-term debt	150	350	—
Retirement of long-term debt	(18)	(281)	(35)
Dividends paid on common stock	(124)	(59)	(68)
Contributions from parent	175	67	—
Other financing activities	(1)	(3)	—
Net cash flows provided by financing activities	113	105	5
Decrease in cash, cash equivalents and restricted cash	(2)	(1)	(102)
Cash, cash equivalents and restricted cash at beginning of period	30	31	133
Cash, cash equivalents and restricted cash at end of period	$28	$30	$31

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(29)	$46	$(13)

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$12	$7
Restricted cash and cash equivalents	2	4
Accounts receivable, net
Customer (net of allowance for uncollectible accounts of $13 and $18 as of December 31, 2019 and 2018, respectively)	108	95
Other (net of allowance for uncollectible accounts of $5 and $1 as of December 31, 2019 and 2018, respectively)	48	55
Receivables from affiliates	4	1
Inventories, net	34	33
Regulatory assets	57	40
Other	5	5
Total current assets	270	240
Property, plant and equipment, (net of accumulated depreciation and amortization of $1,210 and $1,137 as of December 31, 2019 and 2018, respectively)	3,190	2,966
Deferred debits and other assets
Regulatory assets	368	386
Prepaid pension asset	52	67
Other	53	40
Total deferred debits and other assets	473	493
Total assets(a)	$3,933	$3,699

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$70	$139
Long-term debt due within one year	20	18
Accounts payable	144	154
Accrued expenses	42	35
Payables to affiliates	25	28
Customer deposits	25	26
Regulatory liabilities	25	18
Other	9	4
Total current liabilities	360	422
Long-term debt	1,307	1,170
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	577	535
Non-pension postretirement benefit obligations	17	17
Regulatory liabilities	357	402
Other	39	27
Total deferred credits and other liabilities	990	981
Total liabilities(a)	2,657	2,573
Commitments and contingencies
Shareholder's equity
Common stock ($3 par value, 25 shares authorized, 9 shares outstanding at December 31, 2019 and 2018)	1,154	979
Retained earnings	122	147
Total shareholder's equity	1,276	1,126
Total liabilities and shareholder's equity	$3,933	$3,699
_____________

(a)
ACE’s consolidated assets include $17 million and $23 million at December 31, 2019 and 2018, respectively, of ACE’s consolidated VIE that can only be used to settle the liabilities of the VIE. ACE’s consolidated liabilities include $41 million and $59 million at December 31, 2019 and 2018, respectively, of ACE’s consolidated VIE for which the VIE creditors do not have recourse to ACE. See Note 22 - Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

Atlantic City Electric Company and Subsidiary Company
Consolidated Statements of Changes in Shareholder's Equity

(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2016	$912	$122	$1,034
Net income	—	77	77
Common stock dividends	—	(68)	(68)
Balance, December 31, 2017	$912	$131	$1,043
Net income	—	75	75
Common stock dividends	—	(59)	(59)
Contributions from parent	67	—	67
Balance, December 31, 2018	$979	$147	$1,126
Net income	—	99	99
Common stock dividends	—	(124)	(124)
Contributions from parent	175	—	175
Balance, December 31, 2019	$1,154	$122	$1,276

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies

Exelon owns 100% of Generation, PECO, BGE and PHI and more than 99% of ComEd. PHI owns 100% of Pepco, DPL and ACE. Generation owns 100% of its significant consolidated subsidiaries, either directly or indirectly, except for certain consolidated VIEs, including CENG and EGRP, of which Generation holds a 50.01% and 51% interest, respectively. The remaining interests in these consolidated VIEs are included in noncontrolling interests on Exelon’s and Generation’s Consolidated Balance Sheets. See Note 22 — Variable Interest Entities for additional information of Exelon’s and Generation’s consolidated VIEs.
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
Use of Estimates (All Registrants)
The preparation of financial statements of each of the Registrants in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas in which significant estimates have been made include, but are not limited to, the accounting for nuclear decommissioning costs and other AROs, pension and OPEB, the application of purchase accounting, inventory reserves, allowance for uncollectible accounts, goodwill and asset impairments, derivative instruments, unamortized energy contracts, fixed asset depreciation, environmental costs and other loss contingencies, taxes and unbilled energy revenues. Actual results could differ from those estimates.
Prior Period Adjustments and Reclassifications (Exelon, PHI and Pepco)
In the fourth quarter 2019, management identified an error related to an overstatement of the regulatory asset associated with Pepco’s decoupling mechanism for Maryland that originated in 2007 upon the inception of the program. Management has concluded that the error was not material to previously issued consolidated financial statements and the error was corrected through a revision to Exelon’s, PHI’s and Pepco’s consolidated financial statements contained herein for the years ended December 31, 2018 and 2017. The impact of the error correction was an $11 million reduction to Exelon’s, PHI’s and Pepco’s opening Retained earnings as of January 1, 2017 with a corresponding reduction to current Regulatory assets of $18 million and Deferred income taxes and unamortized investment tax credits of $7 million. In addition, Exelon’s, PHI’s and Pepco’s Total operating revenues decreased by $7 million for the years ended December 31, 2018 and 2017 and Net income decreased by $5 million and $7 million for the years ended December 31, 2018 and 2017, respectively, from originally reported amounts. The error did not impact net cash flows provided by operating activities, net cash flows used in investing activities or net cash flows provided by financing activities for the years ended December 31, 2018 and 2017 for Exelon, PHI and Pepco. Exelon’s diluted earnings per share of common stock remained unchanged from the originally reported amount for the year ended December 31, 2018. Exelon’s basic earnings per share of common stock for the year ended December 31, 2018 and basic and diluted earnings per share of common stock for the year ended December 31, 2017 decreased by $0.01 from the originally reported amount.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies

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
Revenues (All Registrants)
Operating Revenues. The Registrants’ operating revenues generally consist of revenues from contracts with customers involving the sale and delivery of energy commodities and related products and services, utility revenues from ARP, and realized and unrealized revenues recognized under mark-to-market energy commodity derivative contracts. The Registrants recognize revenue from contracts with customers to depict the transfer of goods or services to customers in an amount that the entities expect to be entitled to in exchange for those goods or services. Generation’s primary sources of revenue include competitive sales of power, natural gas, and other energy-related products and services. The Utility Registrants’ primary sources of revenue include regulated electric and natural gas tariff sales, distribution and transmission services. At the end of each month, the Registrants accrue an estimate for the unbilled amount of energy delivered or services provided to customers.
ComEd records ARP revenue for its best estimate of the electric distribution, energy efficiency, and transmission revenue impacts resulting from future changes in rates that ComEd believes are probable of approval by the ICC and FERC in accordance with its formula rate mechanisms. BGE, Pepco and DPL record ARP revenue for their best estimate of the electric and natural gas distribution revenue impacts resulting from future changes in rates that they believe are probable of approval by the MDPSC and/or DCPSC in accordance with their revenue decoupling mechanisms. PECO, BGE, Pepco, DPL and ACE record ARP revenue for their best estimate of the transmission revenue impacts resulting from future changes in rates that they believe are probable of approval by FERC in accordance with their formula rate mechanisms. See Note 3 — Regulatory Matters for additional information.
Option Contracts, Swaps and Commodity Derivatives. Certain option contracts and swap arrangements that meet the definition of derivative instruments are recorded at fair value with subsequent changes in fair value recognized as revenue or expense. The classification of revenue or expense is based on the intent of the transaction. To the extent a Utility Registrant receives full cost recovery for energy procurement and related costs from retail customers, it records the fair value of its energy swap contracts with unaffiliated suppliers as well as an offsetting regulatory asset or liability in its Consolidated Balance Sheets. See Note 3 — Regulatory Matters and Note 15 — Derivative Financial Instruments for additional information.
Taxes Directly Imposed on Revenue-Producing Transactions. The Registrants collect certain taxes from customers such as sales and gross receipts taxes, along with other taxes, surcharges and fees, that are levied by

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies

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
Leases (All Registrants)
The Registrants recognize a ROU asset and lease liability for operating leases with a term of greater than one year. The ROU asset is included in Other deferred debits and other assets and the lease liability is included in Other current liabilities and Other deferred credits and other liabilities on the Consolidated Balance Sheets. The ROU asset is measured as the sum of (1) the present value of all remaining fixed and in-substance fixed payments using each Registrant’s incremental borrowing rate, (2) any lease payments made at or before the commencement date (less any lease incentives received) and (3) any initial direct costs incurred. The lease liability is measured the same as the ROU asset, but excludes any payments made before the commencement date and initial direct costs incurred. Lease terms include options to extend or terminate the lease if it is reasonably certain they will be exercised. The Registrants include non-lease components for most asset classes, which are service-related costs that are not integral to the use of the asset, in the measurement of the ROU asset and lease liability.
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
The Registrants’ operating leases consist primarily of contracted generation, real estate including office buildings, and vehicles and equipment. The Registrants generally account for contracted generation in which the generating asset is not renewable as a lease if the customer has dispatch rights and obtains substantially all of the economic benefits. For new agreements entered after January 1, 2019, the Registrants generally do not account for contracted generation in which the generating asset is renewable as a lease if the customer does not design the generating asset. The Registrants account for land right arrangements that provide for exclusive use as leases while shared use land arrangements are generally not leases. The Registrants do not account for secondary use pole attachments as leases.
See Note 10 — Leases for additional information.
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

Note 1 — Significant Accounting Policies

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
Restricted Cash and Cash Equivalents (All Registrants)
Restricted cash and cash equivalents represent funds that are restricted to satisfy designated current liabilities. As of December 31, 2019 and 2018, the Registrants' restricted cash and cash equivalents primarily represented the following items:

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
Restricted cash and cash equivalents not available to satisfy current liabilities are classified as noncurrent assets. As of December 31, 2019 and 2018, the Registrants' noncurrent restricted cash and cash equivalents primarily represented ComEd’s over-recovered RPS costs and alternative compliance payments received from RES pursuant to FEJA and costs for the remediation of an MGP site, and ACE’s repayment of transition bonds.
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
Variable Interest Entities (Exelon, Generation, PHI and ACE)
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

Note 1 — Significant Accounting Policies

liabilities of a consolidated VIE for which creditors do not have recourse to the general credit of the primary beneficiary.
See Note 22 — Variable Interest Entities for additional information.
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
Equity Security Investments with Readily Determinable Fair Values. Equity securities held in the NDT funds are classified as equity securities with readily determinable fair values. Realized and unrealized gains and losses, net of tax, on Generation’s NDT funds associated with the Regulatory Agreement Units are included in regulatory liabilities at Exelon, ComEd and PECO, in Noncurrent payables to affiliates at Generation and in Noncurrent receivables from affiliates at ComEd and PECO. Realized and unrealized gains and losses, net of tax, on Generation’s NDT funds associated with the Non-Regulatory Agreement Units are included in earnings at Exelon and Generation. Exelon's and Generation's NDT funds are classified as current or noncurrent assets, depending on the timing of the decommissioning activities and income taxes on trust earnings. See Note 3 — Regulatory Matters for additional information regarding ComEd’s and PECO’s regulatory assets and liabilities and Note 17 — Fair Value of Financial Assets and Liabilities and Note 9 — Asset Retirement Obligations for additional information regarding marketable securities held by NDT funds.
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

Note 1 — Significant Accounting Policies

depreciation when incurred, and recorded to depreciation expense over the life of the new asset constructed consistent with PECO’s regulatory recovery method.
Capitalized Software. Certain costs, such as design, coding, and testing incurred during the application development stage of software projects that are internally developed or purchased for operational use are capitalized within Property, plant and equipment. Similar costs incurred for cloud-based solutions treated as service arrangements are capitalized within Other Current Assets and Deferred Debits and Other Assets. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed five years. Certain other capitalized software costs are being amortized over longer lives based on the expected life or pursuant to prescribed regulatory requirements.
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
See Note 7 — Property, Plant and Equipment, Note 8 — Jointly Owned Electric Utility Plant and Note 23 — Supplemental Financial Information for additional information regarding property, plant and equipment.
Nuclear Fuel (Exelon and Generation)
The cost of nuclear fuel is capitalized within Property, plant and equipment and charged to fuel expense using the unit-of-production method. Any potential future SNF disposal fees will be expensed through fuel expense. Additionally, certain on-site SNF storage costs are being reimbursed by the DOE since a DOE (or government-owned) long-term storage facility has not been completed. See Note 18 — Commitments and Contingencies for additional information regarding the cost of SNF storage and disposal.
Nuclear Outage Costs (Exelon and Generation)
Costs associated with nuclear outages, including planned major maintenance activities, are expensed to Operating and maintenance expense or capitalized to Property, plant and equipment (based on the nature of the activities) in the period incurred.
Depreciation and Amortization (All Registrants)
Except for the amortization of nuclear fuel, depreciation is generally recorded over the estimated service lives of property, plant and equipment on a straight-line basis using the group, composite or unitary methods of depreciation. The group approach is typically for groups of similar assets that have approximately the same useful lives and the composite approach is used for dissimilar assets that have different lives. Under both methods, a reporting entity depreciates the assets over the average life of the assets in the group. The Utility Registrants' depreciation expense includes the estimated cost of dismantling and removing plant from service upon retirement, which is consistent with each utility's regulatory recovery method. The estimated service lives for the Registrants are based on a combination of depreciation studies, historical retirements, site licenses and management estimates of operating costs and expected future energy market conditions. See Note 6 — Early Plant Retirements for additional information on the impacts of expected and potential early plant retirements.
See Note 7 — Property, Plant and Equipment for additional information regarding depreciation.
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

Note 1 — Significant Accounting Policies

Amortization of income tax related regulatory assets and liabilities is generally recorded to Income tax expense. With the exception of the regulatory assets and liabilities discussed above, when the recovery period is more than one year, the amortization is generally recorded to Depreciation and amortization in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
See Note 3 — Regulatory Matters and Note 23 — Supplemental Financial Information for additional information regarding Generation’s nuclear fuel and ARC, and the amortization of the Utility Registrants' regulatory assets.
Asset Retirement Obligations (All Registrants)
Generation estimates and recognizes a liability for its legal obligation to perform asset retirement activities even though the timing and/or methods of settlement may be conditional on future events. Generation generally updates its nuclear decommissioning ARO annually, unless circumstances warrant more frequent updates, based on its annual evaluation of cost escalation factors and probabilities assigned to the multiple outcome scenarios within its probability-weighted discounted cash flow models. Generation’s multiple outcome scenarios are generally based on decommissioning cost studies which are updated, on a rotational basis, for each of Generation’s nuclear units at least every five years, unless circumstances warrant more frequent updates. AROs are accreted throughout each year to reflect the time value of money for these present value obligations through a charge to Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income for Non-Regulatory Agreement Units and through a decrease to regulatory liabilities for Regulatory Agreement Units or, in the case of the Utility Registrants' accretion, through an increase to regulatory assets. See Note 9 — Asset Retirement Obligations for additional information.
Guarantees (All Registrants)
The Registrants recognize, at the inception of a guarantee, a liability for the fair market value of the obligations they have undertaken by issuing the guarantee, including the ongoing obligation to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.
The liability that is initially recognized at the inception of the guarantee is reduced or eliminated as the Registrants are released from risk under the guarantee. Depending on the nature of the guarantee, the release from risk of the Registrant may be recognized only upon the expiration or settlement of the guarantee or by a systematic and rational amortization method over the term of the guarantee. See Note 18 — Commitments and Contingencies for additional information.
Asset Impairments
Long-Lived Assets (All Registrants). The Registrants regularly monitor and evaluate the carrying value of long-lived assets and asset groups for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Indicators of impairment may include a deteriorating business climate, including, but not limited to, declines in energy prices, condition of the asset, specific regulatory disallowance, or plans to dispose of a long-lived asset significantly before the end of its useful life. The Registrants determine if long-lived assets and asset groups are impaired by comparing the undiscounted expected future cash flows to the carrying value. When the undiscounted cash flow analysis indicates a long-lived asset or asset group is not recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset or asset group over its fair value. See Note 11 — Asset Impairments for additional information.
Goodwill (Exelon, ComEd and PHI). Goodwill represents the excess of the purchase price paid over the estimated fair value of the net assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized, but is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. See Note 12 — Intangible Assets for additional information.
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

Note 1 — Significant Accounting Policies

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
Derivative Financial Instruments (All Registrants)
All derivatives are recognized on the balance sheet at their fair value unless they qualify for certain exceptions, including the NPNS. For derivatives intended to serve as economic hedges, changes in fair value are recognized in earnings each period. Amounts classified in earnings are included in Operating revenue, Purchased power and fuel, Interest expense or Other, net in the Consolidated Statements of Operations and Comprehensive Income based on the activity the transaction is economically hedging. While the majority of the derivatives serve as economic hedges, there are also derivatives entered into for proprietary trading purposes, subject to Exelon’s Risk Management Policy, and changes in the fair value of those derivatives are recorded in revenue in the Consolidated Statements of Operations and Comprehensive Income. At the Utility Registrants, changes in fair value may be recorded as a regulatory asset or liability if there is an ability to recover or return the associated costs. Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing cash flows in the Consolidated Statements of Cash Flows, depending on the nature of each transaction. On July 1, 2018, Exelon and Generation de-designated its fair value and cash flow hedges. See Note 3 — Regulatory Matters and Note 15 — Derivative Financial Instruments for additional information.
As part of Generation’s energy marketing business, Generation enters into contracts to buy and sell energy to meet the requirements of its customers. These contracts include short-term and long-term commitments to purchase and sell energy and energy-related products in the energy markets with the intent and ability to deliver or take delivery of the underlying physical commodity. NPNS are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable period of time and will not be financially settled. Revenues and expenses on derivative contracts that qualify, and are designated, as NPNS are recognized when the underlying physical transaction is completed. While these contracts are considered derivative financial instruments, they are not required to be recorded at fair value, but rather are recorded on an accrual basis of accounting. See Note 15 — Derivative Financial Instruments for additional information.
Retirement Benefits (All Registrants)
Exelon sponsors defined benefit pension plans and OPEB plans for essentially all employees.
The plan obligations and costs of providing benefits under these plans are measured as of December 31. The measurement involves various factors assumptions, and accounting elections. The impact of assumption changes or experience different from that assumed on pension and OPEB obligations is recognized over time rather than immediately recognized in the Consolidated Statements of Operations and Comprehensive Income. Gains or losses in excess of the greater of ten percent of the projected benefit obligation or the MRV of plan assets are amortized over the expected average remaining service period of plan participants. See Note 14 — Retirement Benefits for additional information.
New Accounting Standards (All Registrants)
New Accounting Standards Adopted in 2019: In 2019, the Registrants adopted the following new authoritative accounting guidance issued by the FASB.
Cloud Computing Arrangements (Issued August 2018). Aligns the requirements for capitalizing costs incurred to implement a cloud computing arrangement with the internal-use software guidance. As a result, certain implementation costs incurred in a cloud computing arrangement that are currently expensed as incurred will be deferred and amortized over the non-cancellable term of the arrangement plus any reasonably certain renewal periods. The standard was effective January 1, 2020 and can be applied using either a prospective or retrospective transition approach. A retrospective approach requires a cumulative-effect adjustment to retained earnings as of

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 1 — Significant Accounting Policies

the beginning of the period of adoption. The Registrants early adopted this standard using a prospective approach as of January 1, 2019. The new guidance did not have a material impact on the Registrants' financial statements.
Leases (Issued February 2016). The Registrants applied the new guidance with the following transition practical expedients:

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
The standard resulted in the Registrants recording ROU assets and lease liabilities for operating leases in their Consolidated Balance Sheets but did not have a material impact in the Registrants' Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Shareholders' Equity. The operating ROU assets and lease liabilities recognized upon adoption are materially consistent with the balances presented in the Combined Notes to the Consolidated Financial Statements, excluding 2019 expense and payment activity. See Note 10 — Leases for additional information.
New Accounting Standards Adopted as of January 1, 2020: The following new authoritative accounting guidance issued by the FASB was adopted as of January 1, 2020 and will be reflected by the Registrants in their consolidated financial statements beginning in the first quarter of 2020.
Impairment of Financial Instruments (Issued June 2016). Provides for a new Current Expected Credit Loss (CECL) impairment model for specified financial instruments including loans, trade receivables, debt securities classified as held-to-maturity investments and net investments in leases recognized by a lessor. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard was effective January 1, 2020 and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This standard is primarily applicable to Generation's and the Utility Registrants' trade accounts receivables balances. The guidance did not have a significant impact on the Registrants' consolidated financial statements.
Goodwill Impairment (Issued January 2017). Simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two-step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard was effective January 1, 2020 and must be applied on a prospective basis. Exelon, Generation, ComEd, PHI and DPL will apply the new guidance for their goodwill impairment assessments in 2020 and do not expect the updated guidance to have a material impact to their financial statements.
2. Mergers, Acquisitions and Dispositions (Exelon and Generation)
CENG Put Option (Exelon and Generation)
Generation owns a 50.01% membership interest in CENG, a joint venture with EDF, which wholly owns the Calvert Cliffs and Ginna nuclear stations and Nine Mile Point Unit 1, in addition to an 82% undivided ownership interest in Nine Mile Point Unit 2. CENG is 100% consolidated in Exelon's and Generation's financial statements. See Note 22 — Variable Interest Entities for additional information.
On April 1, 2014, Generation and EDF entered into various agreements including a Nuclear Operating Services Agreement, an amended LLC Operating Agreement, an Employee Matters Agreement, and a Put Option Agreement, among others. Under the amended Operating Agreement, CENG made a $400 million special distribution to EDF

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 2 — Mergers, Acquisitions and Dispositions

and committed to make preferred distributions to Generation until Generation has received aggregate distributions of $400 million plus a return of 8.50% per annum. Under the Put Option Agreement, EDF has the option to sell its 49.99% equity interest in CENG to Generation exercisable beginning on January 1, 2016 and thereafter until June 30, 2022. On November 20, 2019, Generation received notice of EDF’s intention to exercise the put option to sell its interest in CENG to Generation and the put automatically exercised on January 19, 2020 at the end of the sixty-day advance notice period.
Under the terms of the Put Option Agreement, the purchase price is to be determined by agreement of the parties, or absent such agreement, by a third-party arbitration process. The third parties determining fair market value of EDF’s 49.99% interest are to take into consideration all rights and obligations under the LLC Operating Agreement and Employee Matters Agreement including but not limited to Generation’s rights with respect to any unpaid aggregate preferred distributions and the related return. As of December 31, 2019, the total unpaid aggregate preferred distributions and related return owed to Generation is $571 million. At this time, Generation cannot reasonably predict the ultimate purchase price that will be paid to EDF for its interest in CENG. The transaction will require approval by the NYPSC, the FERC and the NRC. The process and regulatory approvals could take one to two years or more to complete.
Acquisition of James A. FitzPatrick Nuclear Generating Station (Exelon and Generation)
On March 31, 2017, Generation acquired the single-unit James A. FitzPatrick (FitzPatrick) nuclear generating station located in Scriba, New York from Entergy Nuclear FitzPatrick LLC (Entergy) for a total purchase price of $289 million, which consisted of a cash purchase price of $110 million and a net cost reimbursement to and on behalf of Entergy of $179 million. As part of the transaction, Generation received the FitzPatrick NDT fund assets and assumed the obligation to decommission FitzPatrick. The NRC license for FitzPatrick expires in 2034. An after-tax bargain purchase gain of $233 million was included within Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income which primarily reflects differences in strategies between Generation and Entergy for the intended use and ultimate decommissioning of the plant.
Exelon and Generation incurred $57 million of merger and integration related costs for FitzPatrick for the year ended December 31, 2017 which are included within Operating and maintenance expense in Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income.
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
As a result of the transaction, in the third quarter of 2018, Exelon and Generation reclassified certain Oyster Creek assets and liabilities in Exelon’s and Generation’s Consolidated Balance Sheets as held for sale at their respective fair values. Exelon and Generation had $897 million and $777 million of Assets and Liabilities held for sale, respectively, at December 31, 2018. Upon remeasurement of the Oyster Creek ARO, Exelon and Generation recognized an $84 million and a $9 million pre-tax charge to Operating and maintenance expense in the third quarter of 2018 and in the second quarter of 2019, respectively. See Note 9 — Asset Retirement Obligations for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 2 — Mergers, Acquisitions and Dispositions

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
EGTP’s operating cash flows were negatively impacted by certain market conditions and the seasonality of its cash flows. On May 2, 2017, as a result of the negative impacts of certain market conditions and the seasonality of its cash flows, EGTP entered into a consent agreement with its lenders to permit EGTP to draw on its revolving credit facility and initiate an orderly sales process to sell the assets of its wholly owned subsidiaries. As a result, Exelon and Generation classified certain of EGTP assets and liabilities as held for sale at their respective fair values less costs to sell and recorded a $460 million pre-tax impairment loss. See Note 16 — Debt and Credit Agreements for details regarding the nonrecourse debt associated with EGTP and Note 11 — Asset Impairments for additional information.
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
Disposition of Electrical Contracting Business (Exelon and Generation)
On February 28, 2018, Generation completed the sale of its interest in an electrical contracting business that primarily installs, maintains and repairs underground and high-voltage cable transmission and distribution systems for $87 million, resulting in a pre-tax gain which is included within Gain on sales of assets and businesses in Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2018.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

3.  Regulatory Matters (All Registrants)
The following matters below discuss the status of material regulatory and legislative proceedings of the Registrants.
Utility Regulatory Matters (Exelon and the Utility Registrants)
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2019.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase		Approved Revenue Requirement (Decrease) Increase		Approved ROE		Approval Date	Rate Effective Date
ComEd - Illinois (Electric)(a)	April 16, 2018	$(23)		$(24)		8.69%		December 4, 2018	January 1, 2019
ComEd - Illinois (Electric)(a)	April 8, 2019	(6)		(17)		8.91%		December 4, 2019	January 1, 2020
PECO - Pennsylvania (Electric)	March 29, 2018	82		25		N/A	(b)	December 20, 2018	January 1, 2019
BGE - Maryland (Natural Gas)	June 8, 2018 (amended October 12, 2018)	61		43		9.8%		January 4, 2019	January 4, 2019
BGE - Maryland (Electric)	May 24, 2019 (amended December 17, 2019)	74		18		9.7%	(d)	December 17, 2019	December 17, 2019
BGE - Maryland (Natural Gas)	May 24, 2019 (amended December 17, 2019)	59		45		9.75%	(d)	December 17, 2019	December 17, 2019
ACE - New Jersey (Electric)	August 21, 2018 (amended November 19, 2018)	122	(c)	70	(c)	9.6%		March 13, 2019	April 1, 2019
Pepco - Maryland (Electric)	January 15, 2019 (amended May 16, 2019)	27		10		9.6%		August 12, 2019	August 13, 2019
__________

(a)
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

ComEd’s 2018 approved revenue requirement above reflects a decrease of $58 million for the initial year revenue requirement for 2018 and an increase of $34 million related to the annual reconciliation for 2017. The revenue requirement for 2018 and the annual reconciliation for 2017 provides for a weighted average debt and equity return on distribution rate base of 6.52%

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

inclusive of an allowed ROE of 8.69%, reflecting the average rate on 30-year treasury notes plus 580 basis points. ComEd’s 2019 approved revenue requirement above reflects an increase of $51 million for the initial year revenue requirement for 2019 and a decrease of $68 million related to the annual reconciliation for 2018. The revenue requirement for 2019 and the annual reconciliation for 2018 provides for a weighted average debt and equity return on distribution rate base of 6.51% inclusive of an allowed ROE of 8.91%, reflecting the average rate on 30-year treasury notes plus 580 basis points. See table below for ComEd's regulatory assets associated with its electric distribution formula rate.

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

(b)	The PECO rate case proceeding was resolved through a settlement agreement, which did not specify an approved ROE.

(c)	Requested and approved increases are before New Jersey sales and use tax.

(d)	ROEs in approved settlement are for the purpose of calculating AFUDC and carrying charges.

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
Pepco - District of Columbia (Electric)(a)	May 30, 2019 (amended September 16, 2019)	$160	10.3%	Fourth quarter of 2020
DPL - Maryland (Electric)	December 5, 2019	19	10.3%	Third quarter of 2020
_________

(a)
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

Note 3 — Regulatory Matters

For 2019, the following total increases/(decreases) were included in ComEd’s, BGE’s, Pepco's, DPL's and ACE's electric transmission formula rate filings:

Registrant	Initial Revenue Requirement Increase/(Decrease)	Annual Reconciliation (Decrease)/Increase	Total Revenue Requirement Increase/(Decrease)		Allowed Return on Rate Base(c)	Allowed ROE(d)
ComEd(a)	$21	$(16)	$5		8.21%	11.50%
BGE(a)	(10)	(23)	(19)	(b)	7.35%	10.50%
Pepco	15	11	26		7.75%	10.50%
DPL	17	(1)	16		7.14%	10.50%
ACE	11	(2)	9		7.79%	10.50%
__________

(a)	The time period for any formal challenges to the annual transmission formula rate update filings expired with no formal challenges submitted

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
On December 5, 2019, FERC issued an Order accepting without modification the settlement agreement filed by PECO and other parties in July 2019. The settlement results in an increase of approximately $14 million with a return on rate base of 7.62% compared to PECO's initial formula rate filing and allows for an ROE of 10.35%, inclusive of a 50 basis point adder for being a member of the RTO. The settlement did not have a material impact on PECO's 2017, 2018, or 2019 annual transmission revenue requirements. PECO will update its rates in 2020 and refund estimated overcollections totaling approximately $28 million related to the amounts billed under the proposed rates in effect since 2017.
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

Note 3 — Regulatory Matters

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
During 2019, the ICC approved the following total increases in ComEd's requested energy efficiency revenue requirement:

Filing Date	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase		Approved ROE	Approval Date	Rate Effective Date
May 23, 2019	$51	$50	(a)	8.91%	November 26, 2019	January 1, 2020
_________

(a)
ComEd’s 2020 approved revenue requirement above reflects an increase of $53 million for the initial year revenue requirement for 2020 and a decrease of $3 million related to the annual reconciliation for 2018. The revenue requirement for 2020 provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 6.51% inclusive of an allowed ROE of 8.91%, reflecting the average rate on 30-year treasury notes plus 580 basis points. See table below for ComEd's regulatory assets associated with its energy efficiency formula rate.

Maryland Regulatory Matters
Maryland Alternative Rate Plans Rulemaking (Exelon, BGE, PHI, Pepco and DPL). On August 9, 2019, the MDPSC issued an order in which the MDPSC determined that it is now appropriate to move forward to implement alternative rate plans in Maryland.  The MDPSC found that a multi-year rate plan, based on a historic test year and allowing up to three future test years, can produce just and reasonable rates.  A working group was convened and submitted a detailed implementation report related to multi-year rate plans to the MDPSC on December 20, 2019.  In response to the working group report, the MDPSC issued an order on February 4, 2020 establishing a multi-year rate plan pilot and an associated framework for a Maryland utility to use in the pilot multi-year rate plan filing. The working group was required to continue and discuss how best to integrate performance-based measures into a multi-year rate plan. The working group is currently discussing performance-based measures which could be combined with future multi-year rate plans and will submit its report to the MDPSC by April 1, 2020. BGE, Pepco and DPL cannot predict the outcome or the potential financial impact, if any, on BGE, Pepco or DPL.
The Maryland Strategic Infrastructure Development and Enhancement Program (Exelon and BGE). On December 1, 2017 (as amended on January 22, 2018), BGE filed an application with the MDPSC seeking approval for a new gas infrastructure replacement plan and associated surcharge, effective for the five-year period from 2019 through 2023. On May 30, 2018, the MDPSC approved with modifications a new infrastructure plan and associated surcharge, subject to BGE's acceptance of the Order. On June 1, 2018, BGE accepted the MDPSC Order and the associated surcharge became effective January 2019. The five-year plan calls for capital expenditures over the 2019-2023 timeframe of $732 million with an associated revenue requirement of $200 million.
Cash Working Capital Order (Exelon and BGE). On November 17, 2016, the MDPSC rendered a decision in the proceeding to review BGE’s request to recover its cash working capital (CWC) requirement for its Provider of Last Resort service, also known as Standard Offer Service (SOS), as well as other components that make up the Administrative Charge, the mechanism that enables BGE to recover its SOS-related costs.  The Administrative Charge is comprised of five components:  CWC, uncollectibles, incremental costs, return, and an administrative adjustment, which acts as a proxy for retail suppliers’ costs.  The MDPSC accepted BGE's positions on recovery of CWC and pass-through recovery of BGE’s actual uncollectibles and incremental costs.  The order also grants BGE a return on the SOS. Subsequently, the MDPSC Staff and residential consumer advocate sought clarification and appealed the amount of return awarded to BGE on the SOS. The appeal currently resides with the Maryland Court of Special Appeals. Also, in BGE’s 2019 electric and gas distribution base rate proceeding, the MDPSC established a normalized administrative adjustment. However, a group of electric suppliers appealed the MDPSC’s decision to the Circuit Court for Baltimore City. BGE cannot predict the outcome of these appeals.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

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
Other Federal Regulatory Matters
Transmission-Related Income Tax Regulatory Assets (Exelon, ComEd, BGE, PHI, Pepco, DPL and ACE). On December 13, 2016 (and as amended on March 13, 2017), BGE filed with FERC to begin recovering certain existing and future transmission-related income tax regulatory assets through its transmission formula rate. BGE’s existing regulatory assets included (1) amounts that, if BGE’s transmission formula rate provided for recovery, would have been previously amortized and (2) amounts that would be amortized and recovered prospectively. ComEd, Pepco, DPL and ACE had similar transmission-related income tax regulatory liabilities and assets also requiring FERC approval. On November 16, 2017, FERC issued an order rejecting BGE’s proposed revisions to its transmission formula rate to recover these transmission-related income tax regulatory assets. As a result of the FERC's order, ComEd, BGE, Pepco, DPL and ACE took a charge to Income tax expense within their Consolidated Statements of Operations and Comprehensive Income in the fourth quarter of 2017, reducing their associated transmission-related income tax regulatory assets for the portion of the total transmission-related income tax regulatory assets that would have been previously amortized and recovered through rates. Similar regulatory assets and liabilities at PECO are not subject to the same FERC transmission rate recovery formula. See above for additional information regarding PECO's transmission formula rate filing.
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
On October 1, 2018, ComEd, BGE, Pepco, DPL, and ACE submitted filings to recover ongoing non-TCJA amortization amounts and refund TCJA transmission-related income tax regulatory liabilities for the prospective period starting on October 1, 2018. In addition, on October 9, 2018, ComEd, Pepco, DPL, and ACE sought rehearing of FERC's September 7, 2018 order. On November 2, 2018, BGE filed an appeal of FERC's September 7, 2018 order to the Court of Appeals for the D.C. Circuit. On April 26, 2019 FERC issued an order accepting ComEd's, BGE's, Pepco's, DPL's, and ACE's October 1, 2018 filings, effective October 1, 2018, subject to refund and established hearing and settlement judge procedures. ComEd, BGE, Pepco, DPL, and ACE cannot predict the outcome of these proceedings.
If FERC ultimately rules that the future, ongoing non-TCJA amortization amounts are not recoverable, Exelon, ComEd, BGE, PHI, Pepco, DPL and ACE would record additional charges to Income tax expense, which could be

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

up to approximately $79 million, $51 million, $17 million, $11 million, $4 million, $5 million and $2 million, respectively, as of December 31, 2019.
PJM Transmission Rate Design (All Registrants). On June 15, 2016, several parties, including the Utility Registrants, filed a proposed settlement with FERC to resolve outstanding issues related to cost responsibility for charges to transmission customers for certain transmission facilities that operate at or above 500 kV. The settlement included provisions for monthly credits or charges related to the periods prior to January 1, 2016 that are expected to be refunded or recovered through PJM wholesale transmission rates through December 2025. On May 31, 2018, FERC issued an order approving the settlement. Pursuant to the order, similar charges for the period January 1, 2016 through June 30, 2018 would also be refunded or recovered through PJM wholesale transmission rates over the subsequent 12-month period. PJM commenced billing the refunds and charges associated with this settlement in August 2018.
The Utility Registrants recorded the following payables to/receivables from PJM and related regulatory assets/liabilities in 2018 and have been refunding or recovering these amounts through electric distribution customer rates. Generation recorded a $41 million net payable to PJM and a pre-tax charge within Purchased power and fuel expense in Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

The following tables provide information about the regulatory assets and liabilities of Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE as of December 31, 2019 and December 31, 2018:

December 31, 2019	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
Pension and other postretirement benefits	$2,784	$—	$—	$—	$—	$—	$—	$—
Pension and other postretirement benefits - Merger related	1,138	—	—	—	—	—	—	—
Deferred income taxes	528	—	518	—	10	10	—	—
AMI programs - Deployment costs	207	—	—	129	78	43	35	—
AMI programs - Legacy Meters	276	113	12	45	106	79	27	—
Electric distribution formula rate annual reconciliations	34	34	—	—	—	—	—	—
Electric distribution formula rate significant one-time events	66	66	—	—	—	—	—	—
Energy efficiency costs	746	746	—	—	—	—	—	—
Fair value of long-term debt	650	—	—	—	523	—	—	—
Fair value of PHI's unamortized energy contracts	443	—	—	—	443	—	—	—
Asset retirement obligations	127	85	23	16	3	2	—	1
MGP remediation costs	302	287	11	4	—	—	—	—
Renewable energy	301	301	—	—	—	—	—	—
Electric Energy and Natural Gas Costs	110	—	6	36	68	43	5	20
Transmission formula rate annual reconciliations	11	—	—	1	10	1	2	7
Energy efficiency and demand response programs	572	—	—	303	269	196	73	—
Merger integration costs	32	—	—	2	30	15	8	7
Under-recovered revenue decoupling	37	—	—	8	29	29	—	—
Securitized stranded costs	37	—	—	—	37	—	—	37
Removal costs	641	—	—	67	574	152	100	324
DC PLUG charge	126	—	—	—	126	126	—	—
Other	337	129	25	26	167	76	24	29
Total regulatory assets	9,505	1,761	595	637	2,473	772	274	425
Less: current portion	1,170	281	41	183	412	188	52	57
Total noncurrent regulatory assets	$8,335	$1,480	$554	$454	$2,061	$584	$222	$368

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2019	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Deferred income taxes	$4,944	$2,297	$—	$1,089	$1,558	$725	$477	$356
Nuclear decommissioning	3,102	2,622	480	—	—	—	—	—
Removal costs	1,621	1,435	—	58	128	20	108	—
Electric Energy and Natural Gas Costs	109	45	56	—	8	—	8	—
Transmission formula rate annual reconciliations	34	6	28	—	—	—	—	—
Other	582	337	37	81	83	9	18	26
Total regulatory liabilities	10,392	6,742	601	1,228	1,777	754	611	382
Less: current portion	406	200	91	33	70	8	37	25
Total noncurrent regulatory liabilities	$9,986	$6,542	$510	$1,195	$1,707	$746	$574	$357

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2018	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Regulatory assets
Pension and other postretirement benefits	$2,553	$—	$—	$—	$—	$—	$—	$—
Pension and other postretirement benefits - Merger related	1,266	—	—	—	—	—	—	—
Deferred income taxes	414	—	404	—	10	10	—	—
AMI programs - Deployment costs	234	—	—	145	89	50	39	—
AMI programs - Legacy Meters	328	136	24	48	120	90	30	—
Electric distribution formula rate annual reconciliations	158	158	—	—	—	—	—	—
Electric distribution formula rate significant one-time events	81	81	—	—	—	—	—	—
Energy efficiency costs	472	472	—	—	—	—	—	—
Fair value of long-term debt	702	—	—	—	569	—	—	—
Fair value of PHI's unamortized energy contracts	561	—	—	—	561	—	—	—
Asset retirement obligations	118	79	22	16	1	1	—	—
MGP remediation costs	326	309	17	—	—	—	—	—
Renewable energy	249	249	—	—	—	—	—	—
Electric Energy and Natural Gas Costs	193	—	49	51	93	84	—	9
Transmission formula rate annual reconciliations	41	6	—	4	31	10	14	7
Energy efficiency and demand response programs	545	—	1	289	255	188	67	—
Merger integration costs	42	—	—	3	39	18	11	10
Under-recovered revenue decoupling	27	—	—	2	25	25	—	—
Securitized stranded costs	50	—	—	—	50	—	—	50
Removal costs	564	—	—	—	564	158	97	309
DC PLUG charge	159	—	—	—	159	159	—	—
Deferred storm costs	41	—	—	—	41	9	4	28
Other	303	110	24	17	162	79	28	13
Total regulatory assets	9,427	1,600	541	575	2,769	881	290	426
Less: current portion	1,190	293	81	177	457	238	59	40
Total noncurrent regulatory assets	$8,237	$1,307	$460	$398	$2,312	$643	$231	$386

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

December 31, 2018	Exelon	ComEd	PECO		BGE	PHI	Pepco	DPL	ACE
Regulatory liabilities
Deferred income taxes	$5,228	$2,394	$—		$1,132	$1,702	$798	$510	$394
Nuclear decommissioning	2,606	2,217	389		—	—	—	—	—
Removal costs	1,547	1,368	—		52	127	20	107	—
Electric Energy and Natural Gas Costs	294	137	132		6	19	—	18	1
Other	528	227	75		79	100	11	30	25
Total regulatory liabilities	10,203	6,343	596	—	1,269	1,948	829	665	420
Less: current portion	644	293	175		77	84	7	59	18
Total noncurrent regulatory liabilities	$9,559	$6,050	$421		$1,192	$1,864	$822	$606	$402

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

The deferred costs are amortized over the plan participants' average remaining service periods subject to applicable pension and other postretirement cost recognition policies. See Note 14 – Retirement Benefits for additional information. The capitalized non–service cost components are amortized over the lives of the underlying assets.
No
Pension and Other Postretirement Benefits - Merger Related
The deferred costs are amortized over the plan participants' average remaining service periods subject to applicable pension and other postretirement cost recognition policies. See Note 14 – Retirement Benefits for additional information. The capitalized non–service cost components are amortized over the lives of the underlying assets.
		Legacy Constellation - 2038 Legacy PHI - 2032	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

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
			No
AMI Programs - Deployment Costs	Installation costs of new smart meters, including implementation costs at Pepco and DPL of dynamic pricing for energy usage resulting from smart meters.	BGE - 2026 Pepco - 2027 DPL - 2030	Yes
AMI Programs - Legacy Meters	Early retirement costs of legacy meters.	ComEd - 2028 PECO - 2020 BGE - 2026 Pepco - 2027 DPL - 2030	ComEd, Pepco (District of Columbia), DPL (Delaware) - Yes PECO, BGE, Pepco (Maryland), DPL (Maryland) - No
Electric distribution formula rate annual reconciliations	Under-recoveries related to electric distribution service costs recoverable through ComEd's performance-based formula rate, which is updated annually with rates effective on January 1st.	2021	Yes
Electric distribution formula rate significant one-time events	Under-recoveries of electric distribution service costs related to ComEd's significant one-time events (e.g., storm costs), which are recovered over 5 years from date of the event.	2023	Yes
Energy Efficiency Costs	ComEd's costs recovered through the energy efficiency formula rate tariff and the reconciliation of the difference of the revenue requirement in effect for the prior year and the revenue requirement based on actual prior year costs. Deferred energy efficiency costs are recovered over the weighted average useful life of the related energy measure.	2029	Yes

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Fair Value of Long-Term Debt
Represents the difference between the carrying value and fair value of long-term debt of PHI and BGE of $523 million and $127 million, respectively, as of December 30, 2019 and $569 million and $133 million, respectively, as of December 30, 2018, as of the PHI and Constellation merger dates.
		BGE - 2043 PHI - 2045	No
Fair Value of PHI’s Unamortized Energy Contracts	Represents the regulatory assets recorded at Exelon and PHI offsetting the fair value adjustment related to Pepco's, DPL's and ACE's electricity and natural gas energy supply contracts recorded at PHI as of the PHI merger date.	2036	No
Asset Retirement Obligations	Future legally required removal costs associated with existing asset retirement obligations.	Over the life of the related assets.	Yes, once the removal activities have been performed.
MGP Remediation Costs	Environmental remediation costs for MGP sites.	Over the expected remediation period. See Note 18 - Commitments and Contingencies for additional information.	ComEd, PECO - No
Renewable Energy	Represents the change in fair value of ComEd‘s 20-year floating-to-fixed long-term renewable energy swap contracts.	2032	No
Electric Energy and Natural Gas Costs	Under (over) recoveries related to energy and gas supply related costs recoverable (refundable) under approved rate riders.	2025	DPL (Delaware), ACE - Yes ComEd, PECO, BGE, Pepco, DPL (Maryland) - No
Transmission formula rate annual reconciliations	Under (over)-recoveries related to transmission service costs recoverable through the Utility Registrants’ FERC formula rates, which are updated annually with rates effective each June 1st.	2021	Yes
Energy efficiency and demand response programs
Includes under (over)-recoveries of costs incurred related to energy efficiency programs and demand response programs and recoverable costs associated with customer direct load control and energy efficiency and conservation programs that are being recovered from customers.

		PECO - 2021 BGE - 2024 Pepco, DPL - 2034	BGE, Pepco, DPL - Yes PECO - Yes on capital investment recovered through this mechanism

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

Line Item	Description	End Date of Remaining Recovery/Refund Period	Return
Merger Integration Costs
Integration costs to achieve distribution synergies related to the Constellation merger and PHI acquisition. Costs for Pepco (Maryland) and Pepco (District of Columbia) were $6 million and $9 million, respectively as of December 31, 2019 and $9 million each as of December 31, 2018.
		BGE - 2021 Pepco - 2021 DPL- 2023 ACE - 2022	BGE, Pepco (Maryland), DPL - Yes Pepco (District of Columbia), ACE - No
Under (Over)-Recovered Revenue Decoupling	Electric and / or gas distribution costs recoverable from or (refundable) to customers under decoupling mechanisms.	BGE, Pepco and DPL - 2020	BGE, Pepco, DPL- No
Securitized Stranded Costs	Represents certain stranded costs associated with ACE's former electricity generation business.	2022	Yes
Removal Costs
For BGE, PHI, Pepco, DPL and ACE, the regulatory asset represents costs incurred to remove property, plant and equipment in excess of amounts received from customers through depreciation rates. For ComEd, BGE, PHI, Pepco and DPL, the regulatory liability represents amounts received from customers through depreciation rates to cover the future non–legally required cost to remove property, plant and equipment, which reduces rate base for ratemaking purposes.
		BGE, PHI, Pepco, DPL and ACE - Asset is generally recovered over the life of the underlining assets. ComEd, BGE, PHI, Pepco and DPL - The liability is reduced as costs are incurred.	Yes
DC PLUG Charge
Costs associated with the District of Columbia Power Line Undergrounding (DC PLUG), which is a projected six year, $500 million project to place underground some of the District of Columbia’s most outage-prone power lines with $250 million of the project costs funded by Pepco and $250 million funded by the District of Columbia. Rates for the DC PLUG initiative went into effect on February 7, 2018.
		2020 - $30M $67 million to be determined based on future biennial plans filed with the DCPSC.	Portion of asset funded by Pepco-Yes
Deferred Storm Costs	For Pepco, DPL and ACE amounts represent total incremental storm restoration costs incurred due to major storm events recoverable from customers in the Maryland and New Jersey jurisdictions.	Pepco - 2024 DPL - 2023 ACE - 2022	Pepco, DPL - Yes ACE - No
Nuclear Decommissioning	Estimated future decommissioning costs for the Regulatory Agreement Units that are less than the associated NDT fund assets. See Note 9 - Asset Retirement Obligations for additional information.	Not currently being refunded.	No

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

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

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
December 31, 2019	$63	$3	$—	$53	$7	$4	$3	$—

December 31, 2018	$65	$8	$—	$49	$8	$5	$3	$—
__________

(a)	Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution formula rate regulatory assets.

(b)	BGE's authorized amounts capitalized for ratemaking purposes primarily relate to earnings on shareholders' investment on its AMI programs.

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

Note 3 — Regulatory Matters

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
On November 19, 2018, NJBPU issued an order providing for the method and application process for determining the eligibility of nuclear power plants, a draft method and process for ranking and selecting eligible nuclear power plants, and the establishment of a mechanism for each regulated utility to purchase ZECs from selected nuclear power plants. On December 19, 2018, PSEG filed complete applications seeking NJBPU approval for Salem 1 and Salem 2, of which Generation owns a 42.59% ownership interest, to participate in the ZEC program. On April 18, 2019, the NJBPU approved the award of ZECs to Salem 1 and Salem 2. Upon approval, Generation began recognizing revenue for the sale of New Jersey ZECs in the month they are generated and has recognized $53 million for the year ended December 31, 2019. On May 15, 2019, New Jersey Rate Counsel appealed the NJBPU’s decision to the New Jersey Superior Court. The appeal does not prevent implementation of the ZEC program. Exelon and Generation cannot predict the outcome of the appeal. See Note 6 - Early Plant Retirements for additional information related to Salem.
New York Regulatory Matters
New York Clean Energy Standard. On August 1, 2016, the NYPSC issued an order establishing the New York CES, a component of which is a Tier 3 ZEC program targeted at preserving the environmental attributes of zero-emissions nuclear-powered generating facilities that meet the criteria demonstrating public necessity as determined by the NYPSC to be Generation's FitzPatrick, Ginna and Nine Mile Point nuclear facilities. The New York State Energy Research and Development Authority (NYSERDA) centrally procures the ZECs through a 12-year contract extending from April 1, 2017 through March 31, 2029, administered in six two-year tranches. ZEC payments are made based upon the number of MWh produced by each facility, subject to specified caps and minimum performance requirements. The ZEC price for the first tranche was set at $17.48 per MWh of production and is administratively determined using a formula based on the social cost of carbon as determined in 2016 by the federal government, subject to pricing adjustments designed to lower the ZEC price based on increases in underlying energy and capacity prices.  Following the first tranche, the price will be updated bi-annually.  Each Load Serving Entity (LSE) is required to purchase an amount of ZECs from NYSERDA equivalent to its load ratio share of the total electric energy in the New York Control Area.  Cost recovery from ratepayers is incorporated into the commodity charges on customer bills.
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
In addition, on November 30, 2016 (as amended on January 13, 2017), a group of parties filed a Petition in New York State court seeking to invalidate the ZEC program, which argued that the NYPSC did not have authority to establish the program, that it violated state environmental law and that it violated certain technical provisions of the State Administrative Procedures Act when adopting the ZEC program. Subsequently, Generation, CENG and the NYPSC filed motions to dismiss the state court action, which were later opposed by the plaintiffs. On January 22, 2018, the court dismissed the environmental claims and the majority of the plaintiffs from the case but denied the motions to dismiss with respect to the remaining five plaintiffs and claims, without commenting on the merits of the case. On October 8, 2019, the court dismissed all remaining claims. The petitioners filed a notice of appeal on November 4, 2019 and have until May 4, 2020 to file their brief.
See Note 6 — Early Plant Retirements for additional information related to Ginna and Nine Mile Point, and Note 2 — Mergers, Acquisitions and Dispositions for additional information on Generation's acquisition of FitzPatrick.
Ginna Nuclear Power Plant Reliability Support Services Agreement. In November 2014, in response to a petition filed by Ginna regarding the possible retirement of Ginna, the NYPSC directed Ginna and Rochester Gas

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

& Electric Company (RG&E) to negotiate a RSSA to support the continued operation of Ginna to maintain the reliability of the RG&E transmission grid for a specified period of time.
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
The RSSA required Ginna to continue operating through the RSSA term. On September 30, 2016, Ginna filed the required notice with the NYPSC of its intent to continue operating beyond the March 31, 2017 expiry of the RSSA, conditioned upon successful execution of an agreement between Ginna and NYSERDA for the sale of ZECs under the New York CES. Subject to prevailing over any administrative or legal challenges, it is expected the New York CES will allow Ginna to continue to operate through the end of its current operating license in 2029. See Note 6 — Early Plant Retirements for additional information regarding the impacts of a decision to early retire a nuclear plant.
Federal Regulatory Matters
PJM and NYISO MOPR Proceedings. PJM and NYISO capacity markets include a Minimum Offer Price Rule (MOPR). If a resource is subjected to a MOPR, its offer is adjusted to effectively remove the revenues it receives through a government-provided financial support program - resulting in a higher offer that may not clear the capacity market. Prior to December 19, 2019, the MOPR in PJM applied only to certain new gas-fired resources. Currently, the MOPR in NYISO continues to apply to certain new gas-fired resources.
In January 2017 and May 2018, EPSA filed pleadings at FERC that generally allege that the NYISO and PJM MOPRs should be expanded to apply to existing resources including those receiving ZEC compensation under the New Jersey ZEC (Salem), New York CES (FitzPatrick, Ginna and Nine Mile Point) and Illinois ZES (Quad Cities) programs. For Generation’s facilities in PJM and NYISO that are currently receiving ZEC compensation, an expanded MOPR would require exclusion of ZEC compensation when bidding into future capacity auctions, resulting in an increased risk of these facilities not receiving capacity revenues in future auctions. Exelon filed protests at FERC in response to each filing, arguing generally that ZEC payments provide compensation for an environmental attribute and are no different than other renewable support programs that have generally not been subject to a MOPR.
On December 19, 2019, FERC issued an order in the PJM MOPR proceeding that broadly applies the MOPR to all new and existing resources including nuclear, renewables, demand response, energy efficiency, storage and all resources owned by vertically-integrated utilities, greatly expanding the breadth and scope of PJM’s MOPR, effective as of PJM’s next capacity auction, the timing of which cannot be predicted at this time. FERC directed PJM to make a compliance filing within 90 days. FERC has no deadline for acting on PJM’s compliance filing. While FERC included some limited exemptions (generally available to existing renewable, energy efficiency, demand response, storage and existing vertically-integrated utility resources) in its order, no exemptions were available to state-supported nuclear resources. In addition, FERC provided no new mechanism for accommodating state-supported resources other than the existing FRR mechanism under which an entire utility zone would be removed from PJM’s capacity auction along with sufficient resources to support the load in such zone. Unless Illinois and New Jersey can implement an FRR program in their PJM zones, the MOPR will apply to Generation's owned or jointly owned nuclear plants in those states receiving a benefit under the Illinois ZES or the New Jersey ZEC program, as applicable, resulting in higher offers for those units that may not clear the capacity market.
On January 21, 2020, Exelon, PJM and a number of other entities submitted individual requests for rehearing of FERC’s December 19, 2019 order on the PJM MOPR. FERC routinely extends the deadline by which it must address requests for rehearing. FERC has not yet acted, and has no deadline by which it must act, in the NYISO proceeding.
Exelon is currently working with PJM and other stakeholders to pursue the FRR option prior to the next capacity auction in PJM. If Illinois implements the FRR option, Generation’s Illinois nuclear plants could be removed from PJM’s capacity auction and instead supply capacity and be compensated under the FRR program, which has the potential to mitigate the current economic distress being experienced by Generation's nuclear plants in Illinois, as discussed in Note 6 — Early Plant Retirements. Implementing the FRR program in Illinois will require both legislative

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 3 — Regulatory Matters

and regulatory changes. Legislation may be introduced in New Jersey as well. Exelon cannot predict whether such legislative and regulatory changes can be implemented prior to the next capacity auction in PJM.
If Generation’s state-supported nuclear plants in PJM or NYISO are subjected to the MOPR without compensation under an FRR or similar program, it could have a material adverse impact on Exelon's and Generation's financial statements.
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
On April 27, 2018, MDE issued its 401 Certification for Conowingo. As issued, the 401 Certification contains numerous conditions, including those relating to reduction of nutrients from upstream sources, removal of all visible trash and debris from upstream sources, and implementation of measures relating to fish passage, which could have a material, unfavorable impact on Exelon’s and Generation’s financial statements through an increase in capital expenditures and operating costs if implemented. On May 25, 2018, Generation filed complaints in federal and state court, along with a petition for reconsideration with MDE, alleging that the conditions are unfair and onerous and in violation of MDE regulations and state, federal, and constitutional law. Generation also requested that FERC defer the issuance of the federal license while these significant state and federal law issues are pending. On February 28, 2019, Generation filed a Petition for Declaratory Order with FERC requesting that FERC issue an order declaring that MDE waived its right to issue a 401 Certification for Conowingo because it failed to timely act on Conowingo’s 401 Certification application and requesting that FERC decline to include the conditions required by MDE in April 2018.
On October 29, 2019, Generation and MDE filed with FERC a Joint Offer of Settlement (Offer of Settlement) that would resolve all outstanding issues relating to the 401 Certification. Pursuant to the Offer of Settlement, the parties submitted Proposed License Articles to FERC to be incorporated by FERC into the new license in accordance with FERC’s discretionary authority under the Federal Power Act. Among the Proposed License Articles are modifications to river flows to improve aquatic habitat, eel passage improvements and initiatives to support rare, threatened and endangered wildlife. If FERC approves the Offer of Settlement and incorporates the Proposed License Articles into the new license without modification, then MDE would waive its rights to issue a 401 Certification and Generation would agree, pursuant to a separate agreement with MDE (MDE Settlement), to implement additional environmental protection, mitigation and enhancement measures over the anticipated 50-year term of the new license. These measures address mussel restoration and other ecological and water quality matters, among other commitments. Exelon’s commitments under the various provisions of the Offer of Settlement and MDE Settlement are not effective unless and until FERC approves the Offer of Settlement and issues the new license with the Proposed License Articles.
The financial impact of the DOI and MDE Settlements and other anticipated license commitments are estimated to be $11 million to $14 million per year, on average, recognized over the new license term, including capital and operating costs. The actual timing and amount of the majority of these costs are not currently fixed and will vary from year to year throughout the life of the new license. Generation cannot currently predict when FERC will issue the new license. As of December 31, 2019, $42 million of direct costs associated with Conowingo licensing efforts have been capitalized. Generation's current depreciation provision for Conowingo assumes renewal of the FERC license.
Peach Bottom Units 2 and 3. On July 10, 2018, Generation submitted a second 20-year license renewal application with the NRC for Peach Bottom Units 2 and 3. Generation anticipates the second license renewal in the first half of 2020. Peach Bottom Units 2 and 3 are currently licensed to operate through 2033 and 2034, respectively. See Note 7 – Property, Plant and Equipment for additional information regarding the estimated useful life and depreciation provisions for Peach Bottom.
PJM Transmission Rate Design. Refer to Other Federal Regulatory Matters above for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

4. Revenue from Contracts with Customers (All Registrants)
The Registrants recognize revenue from contracts with customers to depict the transfer of goods or services to customers at an amount that the entities expect to be entitled to in exchange for those goods or services. Generation’s primary sources of revenue include competitive sales of power, natural gas, and other energy-related products and services. The Utility Registrants’ primary sources of revenue include regulated electric and gas tariff sales, distribution and transmission services. The performance obligations, revenue recognition and payment terms associated with these sources of revenue are further discussed in the table below. There are no significant financing components for these sources of revenue and no variable consideration for regulated electric and gas tariff sales and regulated transmission services unless noted below.
Unless otherwise noted, for each of the significant revenue categories and related performance obligations described below, the Registrants have the right to consideration from the customer in an amount that corresponds directly with the value transferred to the customer for the performance completed to date. Therefore, the Registrant's generally recognize revenue in the amount for which they have the right to invoice the customer. As a result, there are generally no significant judgments used in determining or allocating the transaction price.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

Revenue Source	Description	Performance Obligation	Timing of Revenue Recognition	Payment Terms
Competitive Power Sales (Exelon and Generation)	Sales of power and other energy-related commodities to wholesale and retail customers across multiple geographic regions through its customer-facing business, Constellation.
Various including the delivery of power (generally delivered over time) and other energy-related commodities such as capacity (generally delivered over time), ZECs, RECs or other ancillary services (generally delivered at a point in time).
			Concurrently as power is generated for bundled power sale contracts. (a)	Within the month following delivery to the customer.
Competitive Natural Gas Sales (Exelon and Generation)	Sales of natural gas on a full requirement basis or for an agreed upon volume to commercial and residential customers.	Delivery of natural gas to the customer.	Over time as the natural gas is delivered and consumed by the customer.	Within the month following delivery to the customer.
Other Competitive Products and Services (Exelon and Generation)
Sales of other energy-related products and services such as long-term construction and installation of energy efficiency assets and new power generating facilities, primarily to commercial and industrial customers.
		Construction and/or installation of the asset for the customer.	Revenues, and associated costs, are recognized throughout the contract term using an input method to measure progress towards completion.(b)	Within 30 or 45 days from the invoice date.
Regulated Electric and Gas Tariff Sales (Exelon and the Utility Registrants)
Sales of electricity and electricity distribution services (the Utility Registrants) and natural gas and gas distribution services (PECO, BGE and DPL) to residential, commercial, industrial and governmental customers through regulated tariff rates approved by state regulatory commissions.
		Delivery of electricity and/or natural gas.	Over time (each day) as the electricity and/or natural gas is delivered to customers. Tariff sales are generally considered daily contracts as customers can discontinue service at any time. (c)	Within the month following delivery of the electricity or natural gas to the customer.
Regulated Transmission Services (Exelon and the Utility Registrants)
The Utility Registrants provide open access to their transmission facilities to PJM, which directs and controls the operation of these transmission facilities and accordingly compensates the Utility Registrants pursuant to filed tariffs at cost-based rates approved by FERC.
		Various including (i) Network Integration Transmission Services (NITS), (ii) scheduling, system control and dispatch services, and (iii) access to the wholesale grid.	Over time utilizing output methods to measure progress towards completion. (d)	Paid weekly by PJM.
__________

(a)
Certain contracts may contain limits on the total amount of revenue Exelon and Generation are able to collect over the entire term of the contract. In such cases, Exelon and Generation estimate the total consideration expected to be received over the term of the contract net of the constraint and allocate the expected consideration to the performance obligations in the contract such that revenue is recognized ratably over the term of the entire contract as the performance obligations are satisfied.

(b)
The method recognizes revenue based on the various inputs used to satisfy the performance obligation, such as costs incurred and total labor hours expended. The total amount of revenue that will be recognized is based on the agreed upon contractually-stated amount. The average contract term for these projects is approximately 18 months.

(c)
Electric and natural gas utility customers have the choice to purchase electricity or natural gas from competitive electric generation and natural gas suppliers. While the Utility Registrants are required under state legislation to bill their customers

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

for the supply and distribution of electricity and/or natural gas, they recognize revenue related only to the distribution services when customers purchase their electricity or natural gas from competitive suppliers.

(d)	Passage of time is used for NITS and access to the wholesale grid and MWHs of energy transported over the wholesale grid is used for scheduling, system control and dispatch services.
Generation incurs incremental costs in order to execute certain retail power and gas sales contracts. These costs, which primarily relate to retail broker fees and sales commissions, are capitalized when incurred as contract acquisition costs and were immaterial as of December 31, 2019 and 2018. The Utility Registrants do not incur any material costs to obtain or fulfill contracts with customers.
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
The following table provides a rollforward of the contract assets and liabilities reflected in Exelon's and Generation's Consolidated Balance Sheets from January 1, 2018 to December 31, 2019:

	Contract Assets		Contract Liabilities
	Exelon	Generation	Exelon	Generation
Balance as of January 1, 2018	$283	$283	$35	$35
Consideration received or due	(146)	(146)	179	465
Revenues recognized	50	50	(187)	(458)
Balance at December 31, 2018	187	187	27	42
Consideration received or due	(143)	(143)	94	287
Revenues recognized	130	130	(88)	(258)
Balance at December 31, 2019	$174	$174	$33	$71

The Utility Registrants do not have any contract assets. The Utility Registrants also record contract liabilities when consideration is received prior to the satisfaction of the performance obligations. As of December 31, 2019 and December 31, 2018, the Utility Registrants' contract liabilities were immaterial.
Transaction Price Allocated to Remaining Performance Obligations (All Registrants)
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2019. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes Generation’s power and gas sales contracts as they contain variable volumes and/or variable pricing. This disclosure also excludes the Utility Registrants’ gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

	2020	2021	2022	2023	2024 and thereafter	Total
Exelon	$400	$141	$65	$45	$199	$850
Generation	501	196	80	45	199	1,021

Revenue Disaggregation (All Registrants)
The Registrants disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note Note 5 — Segment Information for the presentation of the Registrant's revenue disaggregation.
5. Segment Information (All Registrants)
Operating segments for each of the Registrants are determined based on information used by the CODM in deciding how to evaluate performance and allocate resources at each of the Registrants.
Exelon has eleven reportable segments, which include Generation's five reportable segments consisting of the Mid-Atlantic, Midwest, New York, ERCOT and all other power regions referred to collectively as “Other Power Regions” and ComEd, PECO, BGE, and PHI's three reportable segments consisting of Pepco, DPL, and ACE. ComEd, PECO, BGE, Pepco, DPL and ACE each represent a single reportable segment, and as such, no separate segment information is provided for these Registrants. Exelon, ComEd, PECO, BGE, Pepco, DPL and ACE's CODMs evaluate the performance of and allocate resources to ComEd, PECO, BGE, Pepco, DPL and ACE based on net income.
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

•	Midwest represents operations in the western half of PJM and the United States footprint of MISO, excluding MISO’s Southern Region.

•	New York represents operations within NYISO.

•	ERCOT represents operations within Electric Reliability Council of Texas.

•	Other Power Regions:

•	New England represents operations within ISO-NE.

•	South represents operations in the FRCC, MISO’s Southern Region, the remaining portions of the SERC not included within MISO or PJM.

•	West represents operations in the WECC, including California ISO.

•	Canada represents operations across the entire country of Canada and includes AESO, OIESO and the Canadian portion of MISO.
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

Note 5 — Segment Information

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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Generation (a)	ComEd	PECO	BGE	PHI	Other (b)	Intersegment Eliminations	Exelon
Operating revenues(c):
2019
Competitive businesses electric revenues	$16,285	$—	$—	$—	$—	$—	$(1,165)	$15,120
Competitive businesses natural gas revenues	2,148	—	—	—	—	—	(1)	2,147
Competitive businesses other revenues	491	—	—	—	—	—	(4)	487
Rate-regulated electric revenues	—	5,747	2,490	2,379	4,626	—	(47)	15,195
Rate-regulated natural gas revenues	—	—	610	727	167	—	(15)	1,489
Shared service and other revenues	—	—	—	—	13	1,921	(1,934)	—
Total operating revenues	$18,924	$5,747	$3,100	$3,106	$4,806	$1,921	$(3,166)	$34,438

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	Generation (a)	ComEd	PECO	BGE	PHI	Other (b)	Intersegment Eliminations	Exelon
2018
Competitive businesses electric revenues	$17,411	$—	$—	$—	$—	$—	$(1,256)	$16,155
Competitive businesses natural gas revenues	2,718	—	—	—	—	—	(8)	2,710
Competitive businesses other revenues	308	—	—	—	—	—	(5)	303
Rate-regulated electric revenues	—	5,882	2,470	2,428	4,602	—	(45)	15,337
Rate-regulated natural gas revenues	—	—	568	741	181	—	(20)	1,470
Shared service and other revenues	—	—	—	—	15	1,948	(1,960)	3
Total operating revenues	$20,437	$5,882	$3,038	$3,169	$4,798	$1,948	$(3,294)	$35,978
2017
Competitive businesses electric revenues	$15,332	$—	$—	$—	$—	$—	$(1,105)	$14,227
Competitive businesses natural gas revenues	2,575	—	—	—	—	—	—	2,575
Competitive businesses other revenues	593	—	—	—	—	—	(1)	592
Rate-regulated electric revenues	—	5,536	2,375	2,489	4,462	—	(29)	14,833
Rate-regulated natural gas revenues	—	—	495	687	161	—	(10)	1,333
Shared service and other revenues	—	—	—	—	49	1,831	(1,880)	—
Total operating revenues	$18,500	$5,536	$2,870	$3,176	$4,672	$1,831	$(3,025)	$33,560

Intersegment revenues(d):
2019	$1,172	$30	$6	$26	$14	$1,913	$(3,159)	$2
2018	1,269	27	8	29	15	1,942	(3,289)	1
2017	1,110	15	7	16	50	1,824	(3,020)	2
Depreciation and amortization:
2019	$1,535	$1,033	$333	$502	$754	$95	$—	$4,252
2018	1,797	940	301	483	740	92	—	4,353
2017	1,457	850	286	473	675	87	—	3,828

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	Generation (a)	ComEd	PECO	BGE	PHI	Other (b)	Intersegment Eliminations	Exelon
Operating expenses (c):
2019	$17,628	$4,580	$2,388	$2,574	$4,084	$1,996	$(3,154)	$30,096
2018	19,510	4,741	2,452	2,696	4,156	1,929	(3,341)	32,143
2017	18,001	4,214	2,215	2,562	3,911	1,742	(3,026)	29,619
Interest expense, net:
2019	$429	$359	$136	$121	$263	$308	$—	$1,616
2018	432	347	129	106	261	279	—	1,554
2017	440	361	126	105	245	283	—	1,560
Income (loss) before income taxes:
2019	$1,917	$851	$593	$439	$514	$(327)	$(2)	$3,985
2018	365	832	466	387	425	(249)	(1)	2,225
2017	1,455	984	538	525	571	(296)	(2)	3,775
Income taxes:
2019	$516	$163	$65	$79	$38	$(87)	$—	$774
2018	(108)	168	6	74	33	(55)	—	118
2017	(1,376)	417	104	218	217	294	—	(126)
Net income (loss):
2019	$1,217	$688	$528	$360	$477	$(240)	$(2)	$3,028
2018	443	664	460	313	393	(193)	(1)	2,079
2017	2,798	567	434	307	355	(590)	(2)	3,869
Capital expenditures:
2019	$1,845	$1,915	$939	$1,145	$1,355	$49	$—	$7,248
2018	2,242	2,126	849	959	1,375	43	—	7,594
2017	2,259	2,250	732	882	1,396	65	—	7,584
Total assets:
2019	$48,995	$32,765	$11,469	$10,634	$22,719	$8,484	$(10,089)	$124,977
2018	47,556	31,213	10,642	9,716	21,952	8,355	(9,800)	119,634
__________

(a)	See Note 24 — Related Party Transactions for additional information on intersegment revenues.

(b)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

PHI:

	Pepco	DPL	ACE	Other(b)	Intersegment Eliminations	PHI
Operating revenues(a):
2019
Rate-regulated electric revenues	$2,260	$1,139	$1,240	$—	$(13)	$4,626
Rate-regulated natural gas revenues	—	167	—	—	—	167
Shared service and other revenues	—	—	—	396	(383)	13
Total operating revenues	$2,260	$1,306	$1,240	$396	$(396)	$4,806
2018
Rate-regulated electric revenues	$2,232	$1,151	$1,236	$—	$(17)	$4,602
Rate-regulated natural gas revenues	—	181	—	—	—	181
Shared service and other revenues	—	—	—	435	(420)	15
Total operating revenues	$2,232	$1,332	$1,236	$435	$(437)	$4,798
2017
Rate-regulated electric revenues	$2,151	$1,139	$1,186	$—	$(14)	$4,462
Rate-regulated natural gas revenues	—	161	—	—	—	161
Shared service and other revenues	—	—	—	52	(3)	49
Total operating revenues	$2,151	$1,300	$1,186	$52	$(17)	$4,672
Intersegment revenues:
2019	$5	$7	$3	$396	$(397)	$14
2018	6	8	3	435	(437)	15
2017	6	8	2	53	(19)	50
Depreciation and amortization:
2019	$374	$184	$157	$39	$—	$754
2018	385	182	136	37	—	$740
2017	321	167	146	42	(1)	$675
Operating expenses:
2019	$1,899	$1,089	$1,089	$403	$(396)	$4,084
2018	1,919	1,143	1,087	442	(435)	$4,156
2017	1,760	1,071	1,029	68	(17)	$3,911
Interest expense, net:
2019	$133	$61	$58	$10	$1	$263
2018	128	58	64	11	—	$261
2017	121	51	61	13	(1)	$245
Income (loss) before income taxes:
2019	$259	$169	$99	$476	$(489)	$514
2018	216	142	87	388	(408)	$425
2017	303	192	103	377	(404)	$571
Income taxes:
2019	$16	$22	$—	$(1)	$1	$38
2018	11	22	12	(10)	(2)	$33
2017	105	71	26	15	—	$217

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	Pepco	DPL	ACE	Other(b)	Intersegment Eliminations	PHI
Net income (loss):
2019	$243	$147	$99	$(26)	$14	$477
2018	205	120	75	(22)	15	$393
2017	198	121	77	(91)	50	$355
Capital expenditures:
2019	$626	$348	$375	$6	$—	$1,355
2018	656	364	335	20	—	$1,375
2017	628	428	312	28	—	1,396
Total assets:
2019	$8,661	$4,830	$3,933	$11,105	$(5,810)	$22,719
2018	8,267	4,588	3,699	10,819	(5,421)	21,952
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

Note 5 — Segment Information

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
Competitive Business Revenues (Generation):

	2019
	Revenues from external customers(a)
	Contracts with customers	Other(b)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$5,053	$17	$5,070	$4	$5,074
Midwest	4,095	232	4,327	(34)	4,293
New York	1,571	25	1,596	—	1,596
ERCOT	768	229	997	16	1,013
Other Power Regions	3,687	608	4,295	(49)	4,246
Total Competitive Businesses Electric Revenues	15,174	1,111	16,285	(63)	16,222
Competitive Businesses Natural Gas Revenues	1,446	702	2,148	62	2,210
Competitive Businesses Other Revenues(c)	440	51	491	1	492
Total Generation Consolidated Operating Revenues	17,060	1,864	$18,924	$—	$18,924

	2018
	Revenues from external customers(a)
	Contracts with customers	Other(b)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$5,241	$233	$5,474	$13	$5,487
Midwest	4,527	190	4,717	(11)	4,706
New York	1,723	(36)	1,687	—	1,687
ERCOT	572	560	1,132	1	1,133
Other Power Regions	3,530	871	4,401	(66)	4,335
Total Competitive Businesses Electric Revenues	15,593	1,818	17,411	(63)	17,348
Competitive Businesses Natural Gas Revenues	1,524	1,194	2,718	62	2,780
Competitive Businesses Other Revenues(c)	510	(202)	308	1	309
Total Generation Consolidated Operating Revenues	$17,627	$2,810	$20,437	$—	$20,437

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	2017
	Revenues from external customers(a)
	Contracts with customers	Other(b)	Total	Intersegment Revenues	Total Revenues
Mid-Atlantic	$5,523	$(8)	$5,515	$25	$5,540
Midwest	3,923	283	4,206	(25)	4,181
New York	1,605	(38)	1,567	(17)	1,550
ERCOT	641	317	958	4	962
Other Power Regions	2,658	428	3,086	(35)	3,051
Total Competitive Businesses Electric Revenues	14,350	982	15,332	(48)	15,284
Competitive Businesses Natural Gas Revenues	1,658	917	2,575	53	2,628
Competitive Businesses Other Revenues(c)	744	(151)	593	(5)	588
Total Generation Consolidated Operating Revenues	$16,752	$1,748	$18,500	$—	$18,500
__________

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.

(b)	Includes revenues from derivatives and leases.

(c)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes a $38 million decrease to revenues for the amortization of intangible assets and liabilities related to commodity contracts recorded at fair value in 2017, unrealized mark-to-market losses of $4 million, $262 million, and $131 million in 2019, 2018, and 2017, respectively, and elimination of intersegment revenues.

Revenues net of purchased power and fuel expense (Generation):

	2019			2018			2017
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$2,637	$18	$2,655	$3,022	$51	$3,073	$3,105	$109	$3,214
Midwest	2,994	(32)	2,962	3,112	23	3,135	2,810	10	2,820
New York	1,081	13	1,094	1,112	10	1,122	1,007	1	1,008
ERCOT	338	(30)	308	501	(243)	258	575	(243)	332
Other Power Regions	694	(74)	620	883	(154)	729	1,014	(195)	819
Total Revenues net of purchased power and fuel for Reportable Segments	$7,744	$(105)	$7,639	$8,630	$(313)	$8,317	$8,511	$(318)	$8,193
Other (b)	324	105	429	114	313	427	299	318	617
Total Generation Revenues net of purchased power and fuel expense	$8,068	$—	$8,068	$8,744	$—	$8,744	$8,810	$—	$8,810
__________

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.

(b)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes a $54 million decrease in RNF for the amortization of intangible assets and liabilities related to commodity contracts in 2017, unrealized mark-to-market losses of $215 million, $319 million, and $175 million in 2019, 2018, and 2017, respectively, accelerated nuclear fuel amortization associated with the announced early plant retirements as discussed in Note 6 - Early Plant Retirements of $13 million, $57 million and $12 million in 2019, 2018, and 2017, respectively, and the elimination of intersegment RNF.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

Electric and Gas Revenue by Customer Class (Utility Registrants):

	2019

Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$2,916	$1,596	$1,326	$2,316	$1,012	$645	$659
Small commercial & industrial	1,463	404	254	505	149	186	170
Large commercial & industrial	540	219	436	1,112	833	99	180
Public authorities & electric railroads	47	29	27	61	34	14	13
Other(a)	888	249	321	650	227	204	218
Total rate-regulated electric revenues(b)	5,854	2,497	2,364	4,644	2,255	1,148	1,240
Rate-regulated natural gas revenues
Residential	—	409	474	96	—	96	—
Small commercial & industrial	—	169	77	44	—	45	—
Large commercial & industrial	—	1	132	5	—	5	—
Transportation	—	25	—	14	—	14	—
Other(c)	—	6	31	7	—	7	—
Total rate-regulated natural gas revenues(d)	—	610	714	166	—	167	—
Total rate-regulated revenues from contracts with customers	5,854	3,107	3,078	4,810	2,255	1,315	1,240

Other revenues
Revenues from alternative revenue programs	(133)	(21)	12	(14)	(3)	(11)	—
Other rate-regulated electric revenues(e)	26	13	12	10	8	2	—
Other rate-regulated natural gas revenues(e)	—	1	4	—	—	—	—
Total other revenues	(107)	(7)	28	(4)	5	(9)	—
Total rate-regulated revenues for reportable segments	$5,747	$3,100	$3,106	$4,806	$2,260	$1,306	$1,240

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	2018

Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$2,942	$1,566	$1,382	$2,351	$1,021	$669	$661
Small commercial & industrial	1,487	404	257	488	140	186	162
Large commercial & industrial	538	223	429	1,124	846	100	178
Public authorities & electric railroads	47	28	28	58	32	14	12
Other(a)	867	243	327	593	193	175	227
Total rate-regulated electric revenues(b)	5,881	2,464	2,423	4,614	2,232	1,144	1,240
Rate-regulated natural gas revenues
Residential	—	395	491	99	—	99	—
Small commercial & industrial	—	143	77	44	—	44	—
Large commercial & industrial	—	1	124	8	—	8	—
Transportation	—	23	—	16	—	16	—
Other(c)	—	6	63	13	—	13	—
Total rate-regulated natural gas revenues(d)	—	568	755	180	—	180	—
Total rate-regulated revenues from contracts with customers	5,881	3,032	3,178	4,794	2,232	1,324	1,240

Other revenues
Revenues from alternative revenue programs	(29)	(7)	(26)	(7)	(7)	4	(4)
Other rate-regulated electric revenues(e)	30	12	13	10	7	3	—
Other rate-regulated natural gas revenues(e)	—	1	4	1	—	1	—
Total other revenues	1	6	(9)	4	—	8	(4)
Total rate-regulated revenues for reportable segments	$5,882	$3,038	$3,169	$4,798	$2,232	$1,332	$1,236

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 5 — Segment Information

	2017
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$2,715	$1,505	$1,365	$2,246	$964	$663	$619
Small commercial & industrial	1,363	401	254	490	137	187	166
Large commercial & industrial	455	223	427	1,086	794	103	189
Public authorities & electric railroads	44	30	31	60	33	14	13
Other(a)	886	204	299	541	199	163	191
Total rate-regulated electric revenues(b)	5,463	2,363	2,376	4,423	2,127	1,130	1,178
Rate-regulated natural gas revenues
Residential	—	331	437	90	—	90	—
Small commercial & industrial	—	131	75	38	—	38	—
Large commercial & industrial	—	1	119	8	—	8	—
Transportation	—	23	—	15	—	15	—
Other(c)	—	8	28	9	—	9	—
Total rate-regulated natural gas revenues(d)	—	494	659	160	—	160	—
Total rate-regulated revenues from contracts with customers	5,463	2,857	3,035	4,583	2,127	1,290	1,178

Other revenues
Revenues from alternative revenue programs	43	—	124	33	19	6	8
Other rate-regulated electric revenues(e)	30	12	13	8	5	3	—
Other rate-regulated natural gas revenues(e)	—	1	4	1	—	1	—
Other revenues(f)	—	—	—	47	—	—	—
Total other revenues	73	13	141	89	24	10	8
Total rate-regulated revenues for reportable segments	$5,536	$2,870	$3,176	$4,672	$2,151	$1,300	$1,186
__________

(a)	Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.

(b)
Includes operating revenues from affiliates of $30 million, $5 million, $8 million, $14 million, $5 million, $7 million and $3 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2019, $27 million, $7 million, $8 million, $15 million, $6 million, $8 million and $3 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, in 2018, and $15 million, $6 million, $5 million, $3 million, $6 million, $8 million and $2 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2017.

(c)	Includes revenues from off-system natural gas sales.

(d)
Includes operating revenues from affiliates of $1 million and $18 million at PECO and BGE, respectively, in 2019, $1 million and $21 million at PECO and BGE, respectively, in 2018, and $1 million and $11 million at PECO and BGE, respectively, in 2017.

(e)	Includes late payment charge revenues.

(f)	Includes operating revenues from affiliates of $47 million at PHI in 2017.
6. Early Plant Retirements (Exelon and Generation)
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

Note 6 — Early Plant Retirements

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
Assuming the continued effectiveness of the Illinois ZES, New Jersey ZEC program and the New York CES, Generation and CENG, through its ownership of Ginna and Nine Mile Point, no longer consider Clinton, Quad Cities, Salem, Ginna or Nine Mile Point to be at heightened risk for early retirement. However, to the extent the Illinois ZES, New Jersey ZEC program or the New York CES do not operate as expected over their full terms, each of these plants could again be at heightened risk for early retirement, which could have a material impact on Exelon’s and Generation’s future financial statements. In addition, FERC’s December 19, 2019 order on the MOPR in PJM may undermine the continued effectiveness of the Illinois ZES and the New Jersey ZEC program unless Illinois and New Jersey implement an FRR mechanism under which the Generation plants in these states would be removed from PJM’s capacity auction. See Note 3 — Regulatory Matters for additional information on the Illinois ZES, New Jersey ZEC program, New York CES and FERC's December 19, 2019 order.
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

Note 6 — Early Plant Retirements

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

Income statement expense (pre-tax)	2019(a)	2018(b)	2017(c)
Depreciation and Amortization
Accelerated depreciation	$216	$539	$250
Accelerated nuclear fuel amortization	13	57	12
Operating and Maintenance(d)	(53)	32	77
Total	$176	$628	$339
_________

(a)	Reflects incremental charges for TMI from January 1, 2019 through September 20, 2019.

(b)	Reflects incremental charges for TMI in 2018 and Oyster Creek from February 2, 2018 through September 17, 2018.

(c)	Reflects incremental charges for TMI from May 30, 2017 through December 31, 2017.

(d)
In 2019, primarily reflects the net impacts associated with the remeasurements of the TMI ARO in the first and third quarters. In 2018 and 2017, primarily reflects materials and supplies inventory reserve adjustments, employee related costs and CWIP impairments associated with the early retirement decisions for TMI and Oyster Creek. Excludes the charges in the third quarter of 2018 and second quarter of 2019 for the ARO remeasurement due to the sale of Oyster Creek. See Note 2 — Mergers, Acquisitions and Dispositions and Note 9 — Asset Retirement Obligations for additional information.

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
Other Generation
On March 29, 2018, Generation notified grid operator ISO-NE of its plans to early retire Mystic Units 8 and 9 absent regulatory reforms on June 1, 2022, at the end of the then-current capacity commitment for Mystic Units 7 and 8. Mystic Unit 9 was then committed through May 2021.
On May 16, 2018, Generation made a filing with FERC to establish cost-of-service compensation and terms and conditions of service for Mystic Units 8 and 9 for the period between June 1, 2022 - May 31, 2024. On December 20, 2018, FERC issued an order accepting the cost of service compensation, reflecting a number of adjustments to the annual fixed revenue requirement and allowing for recovery of a substantial portion of the costs associated with the Everett Marine Terminal. Those adjustments were reflected in a compliance filing filed on March 1, 2019. In the December 20, 2018 order, FERC also directed a paper hearing on ROE using a new methodology. On January 22, 2019, Exelon and several other parties filed requests for rehearing of certain findings in the order.
On March 25, 2019, ISO-NE filed the Inventoried Energy Program, which is intended to provide an interim fuel security program pending conclusion of the stakeholder process to develop a long-term, market-based solution to address fuel security. The Inventoried Energy Program went into effect on August 5, 2019. On October 7, 2019, requests for rehearing were denied and several parties have appealed to the D.C. Circuit Court. FERC ordered ISO-NE to file long-term, market-based fuel security rules by October 15, 2019; FERC has granted an extension to April 15, 2020.
The following table provides the balance sheet amounts as of December 31, 2019 for Exelon's and Generation’s significant assets and liabilities associated with the Mystic Units 8 and 9 and Everett Marine Terminal assets that would potentially be impacted by the failure to adopt long-term solutions for reliability and fuel security.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 6 — Early Plant Retirements

December 31, 2019
Asset Balances
Materials and supplies inventory	$31
Fuel inventory	11
Property, plant and equipment, net	902
Liability Balances
Asset retirement obligation	(3)
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
See Note 11 — Asset Impairments for impairment assessment considerations on the New England Asset Group.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 7 — Property, Plant and Equipment

7. Property, Plant and Equipment (All Registrants)
The following tables present a summary of property, plant and equipment by asset category as of December 31, 2019 and 2018:

Asset Category	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2019
Electric—transmission and distribution	$56,809	$—	$27,566	$8,957	$8,326	$13,809	$9,734	$4,464	$4,207
Electric—generation	29,839	29,839	—	—	—	—	—	—	—
Gas—transportation and distribution	6,147	—	—	2,899	2,999	525	—	690	—
Common—electric and gas	1,907	—	—	877	991	146	—	160	—
Nuclear fuel(a)	5,656	5,656	—	—	—	—	—	—	—
Construction work in progress	3,055	702	662	250	483	921	628	125	166
Other property, plant and equipment(b)	799	13	47	27	25	108	64	21	27
Total property, plant and equipment	104,212	36,210	28,275	13,010	12,824	15,509	10,426	5,460	4,400
Less: accumulated depreciation(c)	23,979	12,017	5,168	3,718	3,834	1,213	3,517	1,425	1,210
Property, plant and equipment, net	$80,233	$24,193	$23,107	$9,292	$8,990	$14,296	$6,909	$4,035	$3,190

December 31, 2018
Electric—transmission and distribution	$53,090	$—	$25,991	$8,359	$7,951	$12,664	$9,217	$4,195	$3,866
Electric—generation	29,170	29,170	—	—	—	—	—	—	—
Gas—transportation and distribution	5,530	—	—	2,694	2,630	486	—	651	—
Common—electric and gas	1,627	—	—	756	860	126	—	136	—
Nuclear fuel(a)	5,957	5,957	—	—	—	—	—	—	—
Construction work in progress	3,377	997	705	343	410	912	536	151	209
Other property, plant and equipment(b)	858	63	46	19	25	99	61	17	28
Total property, plant and equipment	99,609	36,187	26,742	12,171	11,876	14,287	9,814	5,150	4,103
Less: accumulated depreciation(c)	22,902	12,206	4,684	3,561	3,633	841	3,354	1,329	1,137
Property, plant and equipment, net	$76,707	$23,981	$22,058	$8,610	$8,243	$13,446	$6,460	$3,821	$2,966
__________

(a)	Includes nuclear fuel that is in the fabrication and installation phase of $1,025 million and $1,004 million at December 31, 2019 and 2018, respectively.

(b)	Primarily composed of land and non-utility property.

(c)	Includes accumulated amortization of nuclear fuel in the reactor core at Generation of $2,867 million and $2,969 million as of December 31, 2019 and 2018, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 7 — Property, Plant and Equipment

The following table presents the average service life for each asset category in number of years:

Average Service Life (years)
Asset Category	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric - transmission and distribution	5-80	N/A	5-80	5-65	5-75	5-75	5-75	5-70	5-65
Electric - generation	1-56	1-56	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Gas - transportation and distribution	5-80	N/A	N/A	5-70	5-80	5-75	N/A	5-75	N/A
Common - electric and gas	4-75	N/A	N/A	5-50	4-50	5-75	N/A	5-75	N/A
Nuclear fuel	1-8	1-8	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Other property, plant and equipment	1-50	1-10	34-50	50	20-50	3-50	33-50	8-50	13-15

Depreciation provisions are based on the estimated useful lives of the stations, which reflect the first renewal of the operating licenses for all of Generation's operating nuclear generating stations except for Clinton and Peach Bottom. Clinton depreciation provisions are based on an estimated useful life through 2027, which is the last year of the Illinois ZES. Peach Bottom depreciation provisions are based on estimated useful life of 2053 and 2054 for Unit 2 and Unit 3, respectively, which reflects the anticipated second renewal of its operating licenses. Beginning in 2017, TMI and Oyster Creek depreciation provisions were based on their 2019 expected shutdown dates. Beginning February 2018, Oyster Creek depreciation provisions were based on its announced shutdown date of September 2018. See Note 3 — Regulatory Matters for additional information regarding license renewals and the Illinois ZECs and Note 6 — Early Plant Retirements for additional information on the impacts of early plant retirements.
The following table presents the annual depreciation rates for each asset category. Nuclear fuel amortization is charged to fuel expense using the unit-of-production method and not included in the below table.

	Annual Depreciation Rates
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2019
Electric—transmission and distribution	2.80%	N/A	2.99%	2.36%	2.60%	2.77%	2.47%	2.86%	2.94%
Electric—generation	4.35%	4.35%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Gas—transportation and distribution	2.04%	N/A	N/A	1.89%	2.30%	1.55%	N/A	1.55%	N/A
Common—electric and gas	7.37%	N/A	N/A	6.06%	8.30%	8.25%	N/A	6.24%	N/A

December 31, 2018
Electric—transmission and distribution	2.73%	N/A	2.95%	2.35%	2.61%	2.61%	2.40%	2.77%	2.45%
Electric—generation	5.37%	5.37%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Gas—transportation and distribution	2.07%	N/A	N/A	1.90%	2.36%	1.59%	N/A	1.59%	N/A
Common—electric and gas	6.98%	N/A	N/A	5.44%	8.50%	6.30%	N/A	3.70%	N/A

December 31, 2017
Electric—transmission and distribution	2.75%	N/A	2.99%	2.37%	2.58%	2.63%	2.35%	2.75%	2.46%
Electric—generation	4.36%	4.36%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Gas—transportation and distribution	2.10%	N/A	N/A	1.89%	2.33%	2.07%	N/A	2.07%	N/A
Common—electric and gas	7.05%	N/A	N/A	5.47%	8.64%	6.50%	N/A	4.14%	N/A

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 7 — Property, Plant and Equipment

Capitalized Interest and AFUDC (All Registrants)
The following table summarizes capitalized interest and credits to AFUDC by year:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2019
Capitalized interest	$24	$24	$—	$—	$—	$—	$—	$—	$—
AFUDC debt and equity	132	—	32	17	29	54	39	6	9

December 31, 2018
Capitalized interest	$31	$31	$—	$—	$—	$—	$—	$—	$—
AFUDC debt and equity	109	—	30	12	24	44	34	4	4

December 31, 2017
Capitalized interest	$63	$63	$—	$—	$—	$—	$—	$—	$—
AFUDC debt and equity	108	—	20	12	22	54	34	10	9

See Note 1 — Significant Accounting Policies for additional information regarding property, plant and equipment policies. See Note 16 — Debt and Credit Agreements for additional information regarding Exelon’s, ComEd’s and PECO’s property, plant and equipment subject to mortgage liens.
8. Jointly Owned Electric Utility Plant (Exelon, Generation, PECO, DPL and ACE)
Exelon's, Generation's, PECO's, DPL's and ACE's material undivided ownership interests in jointly owned electric plants and transmission facilities at December 31, 2019 and 2018 were as follows:

	Nuclear Generation				Transmission
	Quad Cities	Peach Bottom	Salem	Nine Mile Point Unit 2	NJ/DE(a)
Operator	Generation	Generation	PSEG Nuclear	Generation	PSEG/DPL
Ownership interest	75.00%	50.00%	42.59%	82.00%	various
Exelon’s share at December 31, 2019:
Plant in service	$1,161	$1,466	$663	$951	$102
Accumulated depreciation	627	571	249	156	53
Construction work in progress	13	21	53	27	—
Exelon’s share at December 31, 2018:
Plant in service	$1,131	$1,451	$648	$910	$103
Accumulated depreciation	587	523	227	126	53
Construction work in progress	13	15	44	56	—
__________

(a)
PECO, DPL and ACE own a 42.55%, 1% and 13.9% share, respectively in 151.3 miles of 500kV lines located in New Jersey and of the Salem generating plant substation. PECO, DPL and ACE also own a 42.55%, 7.45% and 7.45% share, respectively, in 2.5 miles of 500kV line located over the Delaware River. ACE also has a 21.78% share in a 500kV New Freedom Switching substation.

Exelon’s, Generation’s, PECO's, DPL's and ACE's undivided ownership interests are financed with their funds and all operations are accounted for as if such participating interests were wholly owned facilities. Exelon’s, Generation’s, PECO's, DPL's and ACE's share of direct expenses of the jointly owned plants are included in Purchased power and fuel and Operating and maintenance expenses in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and in Operating and maintenance expenses in PECO's, PHI's, DPL's and ACE's Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 9 — Asset Retirement Obligations

9. Asset Retirement Obligations (All Registrants)
Nuclear Decommissioning Asset Retirement Obligations (Exelon and Generation)
Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. To estimate its decommissioning obligation related to its nuclear generating stations for financial accounting and reporting purposes, Generation uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on decommissioning cost studies, cost escalation rates, probabilistic cash flow models and discount rates. Generation updates its ARO annually unless circumstances warrant more frequent updates, based on its review of updated cost studies and its annual evaluation of cost escalation factors and probabilities assigned to various scenarios. Generation began decommissioning the TMI nuclear plant upon permanently ceasing operations in 2019. See below section for decommissioning of Zion Station.
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
The following table provides a rollforward of the nuclear decommissioning ARO reflected in Exelon’s and Generation’s Consolidated Balance Sheets, from January 1, 2018 to December 31, 2019:

Nuclear decommissioning ARO at January 1, 2018	$9,662
Accretion expense	478
Net decrease due to changes in, and timing of, estimated future cash flows	(77)
Costs incurred related to decommissioning plants	(58)
Nuclear decommissioning ARO at December 31, 2018 (a) (b)	10,005
Net increase due to changes in, and timing of, estimated future cash flows	864
Sale of Oyster Creek	(755)
Accretion Expense	479
Costs incurred related to decommissioning plants	(89)
Nuclear decommissioning ARO at December 31, 2019 (a)	$10,504
__________

(a)
Includes $112 million and $22 million as the current portion of the ARO at December 31, 2019 and 2018, respectively, which is included in Other current liabilities in Exelon’s and Generation’s Consolidated Balance Sheets.

(b)
Includes $772 million of ARO related to Oyster Creek which is classified as Liabilities held for sale in Exelon's and Generation's Consolidated Balance Sheets at December 31, 2018. See Note 2 — Mergers, Acquisitions and Dispositions for additional information.

The net $864 million increase in the ARO during 2019 for changes in the amounts and timing of estimated decommissioning cash flows was driven by multiple adjustments throughout the year, some with offsetting impacts. These adjustments primarily include:

•
An increase of approximately $780 million for changes in the assumed retirement timing probabilities for sites including certain economically challenged nuclear plants and the extension of Peach Bottom’s operating life; and

•	An increase of approximately $490 million for other impacts that included updated cost escalation rates, primarily for labor, equipment and materials, and current discount rates; partially offset by

•	Lower estimated costs to decommission TMI, Nine Mile Point, Ginna, Braidwood, Byron and LaSalle nuclear units of approximately $410 million resulting from the completion of updated cost studies.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 9 — Asset Retirement Obligations

The 2019 ARO updates resulted in a decrease of $150 million in Operating and maintenance expense for the year ended December 31, 2019 within Exelon and Generation's Consolidated Statements of Operations and Comprehensive Income. See Note 6—Early Plant Retirements for additional information regarding TMI and economically challenged nuclear plants and Note 3 - Regulatory Matters regarding the Peach Bottom second license renewal.
The net $77 million decrease in the ARO during 2018 for changes in the amounts and timing of estimated decommissioning cash flows was driven by multiple adjustments throughout the year, some with offsetting impacts. These adjustments primarily include:

•
A decrease of approximately $205 million primarily due to lower estimated costs for the construction of interim spent fuel storage at TMI and a net decrease in estimated costs to decommission Calvert Cliffs, FitzPatrick, Limerick, and Salem nuclear units resulting from the completion of updated cost studies. There was also a decrease due to changes in decommissioning scenarios and their probabilities. These decreases were partially offset by

•	An increase of approximately $115 million for the impact of the early retirement and the announced pending sale of Oyster Creek which closed on July 1, 2019; and

•	An increase of approximately $120 million for estimated cost escalation rates, primarily for labor, energy and waste burial costs.
See Note 2 — Mergers, Acquisitions and Dispositions and Note 6—Early Plant Retirements for additional information regarding Oyster Creek.
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

Note 9 — Asset Retirement Obligations

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
At December 31, 2019 and 2018, Exelon and Generation had NDT funds totaling $13,353 million and $12,695 million, respectively. The NDT funds included $890 million at December 31, 2018, related to Oyster Creek NDT funds which were classified as Assets held for sale in Exelon's and Generation's Consolidated Balance Sheets. See Note 2 — Mergers, Acquisitions and Dispositions for additional information. The NDT funds include $163 million and $144 million for the current portion of the NDT at December 31, 2019 and 2018, respectively, which are included in Other current assets in Exelon's and Generation's Consolidated Balance Sheets. See Note 23 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreements with ComEd and PECO
Based on the regulatory agreements with the ICC and PAPUC that dictate Generation’s obligations related to the shortfall or excess of NDT funds necessary for decommissioning the former ComEd units on a unit-by-unit basis and the former PECO units in total, decommissioning-related activities net of applicable taxes, including realized and unrealized gains and losses on the NDT funds and accretion of the decommissioning obligation, are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. For the former ComEd units, decommissioning-related activities are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income as long as the NDT funds are expected to exceed the total estimated decommissioning obligation. For the former PECO units, decommissioning-related activities are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income regardless of whether the NDT funds are expected to exceed or fall short of the total estimated decommissioning obligation. The offset of decommissioning-related activities within the Consolidated Statement of Operations and Comprehensive Income results in an equal adjustment to the noncurrent payables to affiliates at Generation. ComEd and PECO have recorded an equal noncurrent affiliate receivable from Generation and corresponding regulatory liability.
Should the expected value of the NDT fund for any former ComEd unit fall below the amount of the expected decommissioning obligation for that unit, the accounting to offset decommissioning-related activities in the Consolidated Statement of Operations and Comprehensive Income for that unit would be discontinued, the decommissioning-related activities would be recognized in the Consolidated Statements of Operations and Comprehensive Income and the adverse impact to Exelon’s and Generation’s financial statements could be material. As of December 31, 2019, the NDT funds of each of the former ComEd units, except for Zion (see Zion Station Decommissioning below), are expected to exceed the related decommissioning obligation for each of the units. For the purposes of making this determination, the decommissioning obligation referred to is different, as described below, from the calculation used in the NRC minimum funding obligation filings based on NRC guidelines.
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
See Note 3 — Regulatory Matters and Note 24 — Related Party Transactions for additional information regarding regulatory liabilities at ComEd and PECO and intercompany balances between Generation, ComEd and PECO reflecting the obligation to refund to customers any decommissioning-related assets in excess of the related decommissioning obligations.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 9 — Asset Retirement Obligations

Zion Station Decommissioning
In 2010, Generation completed an Asset Sale Agreement (ASA) under which ZionSolutions assumed responsibility for decommissioning Zion Station and Generation transferred to ZionSolutions substantially all the Zion Station’s assets, including the related NDT funds. To reduce the risk of default by ZionSolutions, EnergySolutions has provided a $25 million letter of credit to be used to fund decommissioning costs in the event the NDT assets are insufficient. EnergySolutions and its parent company have also provided a performance guarantee.
Following ZionSolutions' completion of its contractual obligations and transfer of the NRC license to Generation, Generation will store the SNF at Zion Station until it is transferred to the DOE for ultimate disposal, and will complete all remaining decommissioning activities associated with the SNF dry storage facility.
Generation had retained its obligation for the SNF as well as certain NDT assets to fund its obligation to maintain the SNF at Zion Station until transfer to the DOE and to complete all remaining decommissioning activities for the SNF storage facility. Any shortage of funds necessary to maintain the SNF and decommission the SNF storage facility is ultimately required to be funded by Generation. Any Zion Station NDT funds remaining after the completion of all decommissioning activities will be returned to ComEd customers in accordance with the applicable orders.
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
Key assumptions used in the minimum funding calculation using the NRC methodology at December 31, 2019 include: (1) consideration of costs only for the removal of radiological contamination at each unit; (2) the option on a unit-by-unit basis to use generic, non-site specific cost estimates; (3) consideration of only one decommissioning scenario for each unit; (4) the plants cease operation at the end of their current license lives (with no assumed license renewals for those units that have not already received renewals); (5) the assumption of current nominal dollar cost estimates that are neither escalated through the anticipated period of decommissioning, nor discounted using the CARFR; and (6) assumed annual after-tax returns on the NDT funds of 2% (3% for the former PECO units, as specified by the PAPUC).
In contrast, the key criteria and assumptions used by Generation to determine the ARO and to forecast the target growth in the NDT funds at December 31, 2019 include: (1) the use of site specific cost estimates that are updated at least once every five years; (2) the inclusion in the ARO estimate of all legally unavoidable costs required to decommission the unit (e.g., radiological decommissioning and full site restoration for certain units, on-site spent fuel maintenance and storage subsequent to ceasing operations and until DOE acceptance, and disposal of certain low-level radioactive waste); (3) the consideration of multiple scenarios where decommissioning and site restoration activities, as applicable, are completed under possible scenarios ranging from 10 to 70 years after the cessation of plant operations; (4) the consideration of multiple end of life scenarios; (5) the measurement of the obligation at the present value of the future estimated costs and an annual average accretion of the ARO of approximately 5% through a period of approximately 30 years after the end of the extended lives of the units; and (6) an estimated targeted annual pre-tax return on the NDT funds of 5.4% to 6.5% (as compared to a historical 5-year annual average pre-tax return of approximately 6.7%).
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 9 — Asset Retirement Obligations

Generation filed its biennial decommissioning funding status report with the NRC on April 1, 2019 for all units except for Zion Station which is included in a separate report to the NRC submitted by ZionSolutions, LLC. The status report demonstrated adequate decommissioning funding assurance as of December 31, 2018 for all units except for Clinton and Peach Bottom Unit 1. As of February 28, 2019, Clinton demonstrated adequate minimum funding assurance due to market recovery and no further action is required. This demonstration was also included in the April 1, 2019 submittal. As a former PECO plant, financial assurance for decommissioning Peach Bottom Unit 1 is provided by the NDT fund, collections from PECO ratepayers and the ability to adjust those collections in accordance with the approved PAPUC tariff. No additional actions are required aside from the PAPUC filing in accordance with the tariff. See NDT Funds section above for additional information.
Generation will file its next annual decommissioning funding status report with the NRC by March 31, 2020 for shutdown reactors, reactors within five years of shutdown except for Zion Station which is included in a separate report to the NRC submitted by EnergySolutions (see Zion Station Decommissioning above). This report will reflect the status of decommissioning funding assurance as of December 31, 2019 and will include an update for the retirement of TMI in 2019. A shortfall at any unit could necessitate that Exelon post a parental guarantee for Generation's share of the funding assurance. However, the amount of any required guarantee will ultimately depend on the decommissioning approach adopted, the associated level of costs, and the decommissioning trust fund investment performance going forward.
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
Non-Nuclear Asset Retirement Obligations (All Registrants)
Generation has AROs for plant closure costs associated with its fossil and renewable generating facilities, including asbestos abatement, removal of certain storage tanks, restoring leased land to the condition it was in prior to construction of renewable generating stations and other decommissioning-related activities. The Utility Registrants have AROs primarily associated with the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs. See Note 1 — Significant Accounting Policies for additional information on the Registrants’ accounting policy for AROs.
The following table provides a rollforward of the non-nuclear AROs reflected in the Registrants’ Consolidated Balance Sheets from January 1, 2018 to December 31, 2019:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Non-nuclear AROs at January 1, 2018	$384	$197	$113	$27	$24	$16	$3	$10	$3
Net increase due to changes in, and timing of, estimated future cash flows(a)	80	35	7	—	2	36	34	1	1
Accretion expense(b)	16	10	4	1	1	—	—	—	—
Asset divestitures	(3)	(3)	—	—	—	—	—	—	—
Payments	(6)	(1)	(3)	—	(2)	—	—	—	—
Non-nuclear AROs at December 31, 2018	471	238	121	28	25	52	37	11	4
Net (decrease) increase due to changes in, and timing of, estimated future cash flows	17	7	8	—	(2)	4	3	1	—
Development projects	2	2	—	—	—	—	—	—	—
Accretion expense(b)	16	12	1	1	1	1	1	—	—
Asset divestitures	(42)	(42)	—	—	—	—	—	—	—
Payments	(4)	(1)	(1)	(1)	(1)	—	—	—	—
Non-nuclear AROs at December 31, 2019	$460	$216	$129	$28	$23	$57	$41	$12	$4

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 9 — Asset Retirement Obligations

__________

(a)
In 2018, Pepco recorded an increase of $22 million in Operating and maintenance expense primarily related to asbestos identified at its Buzzard Point property as part of an annual ARO study. Buzzard Point is a waterfront property in the District of Columbia occupied by an active substation and former Pepco operated steam plant building, which Pepco retired and closed in 1981.

(b)	For ComEd and PECO, the majority of the accretion is recorded as an increase to a regulatory asset due to the associated regulatory treatment.
10. Leases (All Registrants)
Lessee
The Registrants have operating leases for which they are the lessees. The following tables outline the significant types of operating lease at each registrant and other terms and conditions of the lease agreements. The Registrants do not have material finance leases.

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Contracted generation	●	●
Real estate	●	●	●	●	●	●	●	●	●
Vehicles and equipment	●	●	●	●	●	●	●	●	●

(in years)	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Remaining lease terms	1-86	1-36	1-5	1-14	1-86	1-12	1-12	1-12	1-6
Options to extend the term	3-30	3-30	5	N/A	N/A	3-30	5	3-30	N/A
Options to terminate within	1-13	1	3	N/A	2	N/A	N/A	N/A	N/A
The components of lease costs for the year ended December 31, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating lease costs	$320	$222	$3	$1	$33	$48	$12	$14	$7
Variable lease costs	300	282	2	—	2	6	2	2	1
Short-term lease costs	19	19	—	—	—	—	—	—	—
Total lease costs (a)	$639	$523	$5	$1	$35	$54	$14	$16	$8
__________

(a)	Excludes $51 million, $44 million, $7 million and $7 million of sublease income recorded at Exelon, Generation, PHI and DPL.
The following table presents the Registrants' rental expense under the prior lease accounting guidance for the years ended December 31, 2018 and 2017:

	Exelon	Generation(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2018	$670	$558	$7	$10	$35	$48	$10	$13	$8
2017	709	578	9	9	32	63	11	16	14

__________

(a)
Includes contingent operating lease payments associated with contracted generation agreements that are not included in the minimum future operating lease payments above. Payments made under Generation's contracted generation lease agreements totaled $493 million and $508 million during 2018 and 2017, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases

The following table provides additional information regarding the presentation of operating ROU assets and lease liabilities within the Registrants’ Consolidated Balance Sheets as of December 31, 2019:

	Exelon(a)	Generation(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating lease ROU assets
Other deferred debits and other assets	$1,305	$895	$9	$2	$77	$273	$56	$63	$18

Operating lease liabilities
Other current liabilities	225	157	3	—	32	31	6	9	4
Other deferred credits and other liabilities	1,307	925	8	1	50	254	51	65	14
Total operating lease liabilities	$1,532	$1,082	$11	$1	$82	$285	$57	$74	$18
__________

(a)	Exelon's and Generation's operating ROU assets and lease liabilities include $515 million and $664 million, respectively, related to contracted generation.
The weighted average remaining lease terms, in years, and discount rates for operating leases as of December 31, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Remaining lease term	10.1	10.6	4.6	4.4	5.4	9.0	9.8	9.7	4.7
Discount rate	4.6%	4.8%	3.0%	3.2%	3.6%	4.2%	4.0%	4.0%	3.6%

Future minimum lease payments for operating leases as of December 31, 2019 were as follows:

Year	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2020	$287	$203	$3	$—	$34	$42	$8	$11	$5
2021	243	162	4	1	31	41	8	11	4
2022	177	113	2	—	16	38	8	10	4
2023	145	100	1	—	1	37	7	9	3
2024	140	97	1	—	—	35	5	9	2
Remaining years	976	741	1	—	18	153	34	41	2
Total	1,968	1,416	12	1	100	346	70	91	20
Interest	436	334	1	—	18	61	13	17	2
Total operating lease liabilities	$1,532	$1,082	$11	$1	$82	$285	$57	$74	$18

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases

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

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating cash flows from operating leases	$287	$206	$3	$—	$33	$37	$9	$6	$5

ROU assets obtained in exchange for lease obligations for the year ended December 31, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating leases	$52	$14	$6	$—	$2	$(3)	$(1)	$(2)	$(1)

Lessor
The Registrants have operating leases for which they are the lessors. The following tables outline the significant types of leases at each registrant and other terms and conditions of their lease agreements.

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Contracted generation	●	●
Real estate	●	●	●	●	●	●	●	●	●

(in years)	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Remaining lease terms	1-83	1-32	1-17	1-83	23	1-13	1-6	12-13	1-2
Options to extend the term	1-79	1-5	5-79	5-50	N/A	5	N/A	N/A	N/A

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 10 — Leases

The components of lease income for the year ended December 31, 2019 were as follows:

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Operating lease income	$54	$47	$—	$—	$—	$5	$—	$4	$—
Variable lease income	$261	$258	$—	$—	$—	$3	$—	$3	$—

Future minimum lease payments to be recovered under operating leases as of December 31, 2019 were as follows:

Year	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2020	$51	$46	$—	$—	$—	$4	$—	$3	$—
2021	51	45	—	—	—	4	1	3	—
2022	50	45	—	—	—	4	—	3	—
2023	49	44	—	—	—	5	—	4	—
2024	48	44	—	—	—	4	—	4	—
Remaining years	265	226	1	3	1	34	—	34	—
Total	$514	$450	$1	$3	$1	$55	$1	$51	$—

11. Asset Impairments (Exelon, Generation and PHI)
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
Equity Method Investments in Certain Distributed Energy Companies (Exelon and Generation)
In the third quarter of 2019, Generation’s equity method investments in certain distributed energy companies were fully impaired due to an other-than-temporary decline in market conditions and underperforming projects. Exelon and Generation recorded a pre-tax impairment charge of $164 million in Equity in losses of unconsolidated affiliates and an offsetting pre-tax $96 million in Net income attributable to noncontrolling interests in their Consolidated Statements of Operations and Comprehensive Income. As a result, Generation accelerated the amortization of investment tax credits associated with these companies and Exelon and Generation recorded a benefit of $46 million in Income taxes. The impairment charge and the accelerated amortization of investment tax credits resulted in a net $15 million decrease to Exelon’s and Generation’s earnings. See Note 22 — Variable Interest Entities for additional information.
Antelope Valley Solar Facility (Exelon and Generation)
Generation’s Antelope Valley, a 242 MW solar facility in Lancaster, CA, sells all of its output to PG&E through a PPA. As of December 31, 2019, Generation had approximately $725 million of net long-lived assets related to Antelope Valley. As a result of the PG&E bankruptcy filing in the first quarter of 2019, Generation completed a comprehensive review of Antelope Valley's estimated undiscounted future cash flows and no impairment charge was recorded. Significant changes in assumptions such as the likelihood of the PPA being rejected as part of the bankruptcy proceedings could potentially result in future impairments of Antelope Valley’s net long-lived assets, which could be material.
Antelope Valley is a wholly owned indirect subsidiary of EGR IV, which had approximately $1,893 million of additional net long-lived assets as of December 31, 2019. EGR IV is a wholly owned indirect subsidiary of Exelon and Generation and includes Generation's interest in EGRP and other projects with non-controlling interests. To date, there have been no indicators to suggest that the carrying amount of other net long-lived assets of EGR IV may not be recoverable.
Generation will continue to monitor the bankruptcy proceedings for any changes in circumstances that may indicate the carrying amount of the net long-lived assets of Antelope Valley or other long-lived assets of EGR IV may not be recoverable.
See Note 16 — Debt and Credit Agreements for additional information on the PG&E bankruptcy.
New England Asset Group (Exelon and Generation)
During the first quarter of 2018, Mystic Unit 9 did not clear in the ISO-NE capacity auction for the 2021 - 2022 planning year. On March 29, 2018, Generation notified ISO-NE of the early retirement of its Mystic Generating Station's Units 7, 8, 9 and the Mystic Jet Unit (Mystic Generating Station assets) absent regulatory reforms. These events suggested that the carrying value of its New England asset group may be impaired. Generation completed a comprehensive review of the estimated undiscounted future cash flows of the New England asset group and no impairment charge was required. Further developments such as the failure of ISO-NE to adopt long-term solutions for reliability and fuel security could potentially result in material future impairments of the New England asset group. See Note 6 — Early Plant Retirements for additional information.
District of Columbia Sponsorship (Exelon and PHI)
In the third quarter of 2015, PHI entered into a sponsorship agreement with the District of Columbia for future sponsorship rights associated with public property within the District of Columbia, which Exelon and PHI had recorded as a finite-lived intangible asset as of December 31, 2016. The specific sponsorship rights were to be determined through future negotiations. In the fourth quarter of 2017, based upon the lack of available sponsorship opportunities at that time, the asset was written off and a pre-tax impairment charge of $25 million was recorded within Operating and maintenance expense in Exelon’s and PHI's Consolidated Statements of Operations and Comprehensive Income.
ExGen Texas Power (Exelon and Generation)
On May 2, 2017, EGTP entered into a consent agreement with its lenders to initiate the sale of the assets of its wholly owned subsidiaries. As a result, Exelon and Generation classified certain of EGTP's assets and liabilities as held for sale at their respective fair values less costs to sell and recorded a pre-tax impairment charge in 2017 of $460 million within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income. On November 7, 2017, EGTP and its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and, as a result, Exelon and Generation deconsolidated EGTP's assets and liabilities from their consolidated financial statements. See Note 2 — Mergers, Acquisitions and Dispositions for additional information.
12. Intangible Assets (Exelon, Generation, ComEd, PHI, Pepco, DPL and ACE)
Goodwill
The following table presents the gross amount of goodwill, accumulated impairment loss and carrying amount of goodwill of Exelon, ComEd and PHI as of December 31, 2019 and 2018. There were no additions, impairments or measurement period adjustments during the years ended December 31, 2019 and 2018.

	Gross amount	Accumulated impairment loss	Carrying amount
Exelon	$8,660	$1,983	$6,677
ComEd(a)	4,608	1,983	2,625
PHI(b)	4,005	—	4,005

__________

(a)	Reflects goodwill recorded in 2000 from the PECO/Unicom merger (predecessor parent company of ComEd).

(b)	Reflects goodwill recorded in 2016 from the PHI merger.
Goodwill is not amortized, but is subject to an assessment for impairment at least annually, or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of ComEd's and PHI's reporting units below their carrying amounts. A reporting unit is an operating segment or one level below an operating segment (known as a component) and is the level at which goodwill is tested for impairment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and its operating results are regularly reviewed by segment management. ComEd has a single operating segment. PHI's operating segments are Pepco, DPL and ACE. See Note 5 — Segment Information for additional information. There is no level below these operating segments for which operating results are regularly reviewed by segment management. Therefore, the ComEd, Pepco, DPL and ACE operating segments are also considered reporting units for goodwill impairment testing purposes. Exelon's and ComEd's $2.6 billion of goodwill has been assigned entirely to the ComEd reporting unit, while Exelon's and PHI's $4.0 billion of goodwill has been assigned to the Pepco, DPL and ACE reporting units in the amounts of $2.1 billion, $1.4 billion and $0.5 billion, respectively.
Entities assessing goodwill for impairment have the option of first performing a qualitative assessment to determine whether a quantitative assessment is necessary. As part of the qualitative assessments, Exelon, ComEd and PHI evaluate, among other things, management's best estimate of projected operating and capital cash flows for their businesses, outcomes of recent regulatory proceedings, changes in certain market conditions, including the discount rate and regulated utility peer EBITDA multiples, and the passing margin from their last quantitative assessments

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 12 — Intangible Assets

performed. If an entity bypasses the qualitative assessment, a quantitative two-step, fair value-based test is performed. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step requires an allocation of fair value to the individual assets and liabilities using purchase price allocation authoritative guidance in order to determine the implied fair value of goodwill.
Application of the goodwill impairment test requires management judgment, including the identification of reporting units and determining the fair value of the reporting unit, which management estimates using a weighted combination of a discounted cash flow analysis and a market multiples analysis. Significant assumptions used in these fair value analyses include discount and growth rates, utility sector market performance and transactions, projected operating and capital cash flows for ComEd's, Pepco's, DPL's and ACE's businesses and the fair value of debt. In applying the second step, if needed, management must estimate the fair value of specific assets and liabilities of the reporting unit.
2019 and 2018 Goodwill Impairment Assessment. ComEd and PHI qualitatively determined that it was more likely than not that the fair values of their reporting units exceeded their carrying values and, therefore, did not perform quantitative assessments as of November 1, 2019 and 2018 for ComEd and as of November 1, 2019 for PHI. The last quantitative assessments performed were as of November 1, 2016 for ComEd and November 1, 2018 for PHI.
PHI performed a quantitative test for its 2018 annual goodwill impairment assessment as of November 1, 2018. The first step of the test comparing the estimated fair values of the Pepco, DPL and ACE reporting units to their carrying values, including goodwill, indicated no impairments of goodwill; therefore, no second step was required.
While the annual assessments indicated no impairments, certain assumptions used to estimate reporting unit fair values are highly sensitive to changes. Adverse regulatory actions or changes in significant assumptions could potentially result in future impairments of Exelon's, ComEd's and PHI’s goodwill, which could be material. Based on the results of the last quantitative goodwill test performed, the estimated fair values of the ComEd, Pepco, DPL and ACE reporting units would have needed to decrease by more than 30%, 30%, 20% and 30%, respectively, for ComEd and PHI to fail the first step of their respective impairment tests.
Other Intangible Assets and Liabilities
Exelon’s, Generation’s, ComEd’s and PHI's other intangible assets and liabilities, included in Unamortized energy contract assets and liabilities and Other deferred debits and other assets in their Consolidated Balance Sheets, consisted of the following as of December 31, 2019 and 2018. The intangible assets and liabilities shown below are amortized on a straight line basis, except for unamortized energy contracts which are amortized in relation to the expected realization of the underlying cash flows:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Generation
Unamortized Energy Contracts	1,967	(1,612)	355	1,957	(1,588)	369
Customer Relationships	343	(190)	153	325	(162)	163
Trade Name	243	(193)	50	243	(171)	72
ComEd
Chicago Settlement Agreements	162	(155)	7	162	(148)	14
PHI
Unamortized Energy Contracts	(1,515)	1,073	(442)	(1,515)	954	(561)
Exelon Corporate
Software License	95	(44)	51	95	(34)	61
Exelon	$1,295	$(1,121)	$174	$1,267	$(1,149)	$118

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 12 — Intangible Assets

The following table summarizes the amortization expense related to intangible assets and liabilities for each of the years ended December 31, 2019, 2018 and 2017:

For the Years Ended December 31,	Exelon (a)(b)	Generation (a)	ComEd	PHI(b)
2019	$(28)	$74	$7	$(119)
2018	(109)	63	7	(188)
2017	(237)	83	7	(336)
__________

(a)
At Exelon and Generation, amortization of unamortized energy contracts totaling $21 million, $14 million and $35 million for the years ended December 31, 2019, 2018 and 2017, respectively, was recorded in Operating revenues or Purchased power and fuel expense in their Consolidated Statements of Operations and Comprehensive Income.

(b)
At Exelon and PHI, amortization of the unamortized energy contract fair value adjustment amounts and the corresponding offsetting regulatory asset and liability amounts are amortized through Purchased power and fuel expense in their Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the estimated future amortization expense related to intangible assets and liabilities as of December 31, 2019:

For the Years Ending December 31,	Exelon	Generation	ComEd	PHI
2020	$(13)	$85	$7	$(115)
2021	2	84	—	(92)
2022	(21)	58	—	(89)
2023	(18)	53	—	(81)
2024	22	50	—	(38)

Renewable Energy Credits (Exelon and Generation)
Exelon’s and Generation’s RECs are included in Other current assets and Other deferred debits and other assets in the Consolidated Balance Sheets. Purchased RECs are recorded at cost on the date they are purchased. The cost of RECs purchased on a stand-alone basis is based on the transaction price, while the cost of RECs acquired through PPAs represents the difference between the total contract price and the market price of energy at contract inception. Generally, revenue for RECs that are sold to a counterparty under a contract that specifically identifies a power plant is recognized at a point in time when the power is produced. This includes both bundled and unbundled REC sales. Otherwise, the revenue is recognized upon physical transfer of the REC to the customer.
The following table presents the current and noncurrent Renewable Energy Credits as of December 31, 2019 and 2018:

	As of December 31, 2019		As of December 31, 2018
	Exelon	Generation	Exelon	Generation
Current REC's	345	336	279	270
Noncurrent REC's	86	86	52	52

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

13. Income Taxes (All Registrants)
Components of Income Tax Expense or Benefit
Income tax expense (benefit) from continuing operations is comprised of the following components:

	For the Year Ended December 31, 2019
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$85	$147	$59	$45	$(51)	$43	$16	$29	$(3)
Deferred	489	346	15	20	95	(34)	(6)	(21)	(6)
Investment tax credit amortization	(72)	(69)	(2)	—	—	(1)	—	—	—
State
Current	5	10	(5)	—	—	3	—	—	—
Deferred	267	82	96	—	35	27	6	14	9
Total	$774	$516	$163	$65	$79	$38	$16	$22	$—

	For the Year Ended December 31, 2018
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$226	$337	$(63)	$11	$(5)	$(4)	$28	$(3)	$(14)
Deferred	(99)	(347)	145	10	47	23	(22)	13	18
Investment tax credit amortization	(24)	(21)	(2)	—	—	(1)	—	—	—
State
Current	(1)	6	(29)	1	—	7	—	—	—
Deferred	16	(83)	117	(16)	32	8	5	12	8
Total	$118	$(108)	$168	$6	$74	$33	$11	$22	$12

	For the Year Ended December 31, 2017
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Included in operations:
Federal
Current	$194	$584	$(191)	$71	$74	$(60)	$(20)	$(24)	$(12)
Deferred	(470)	(2,005)	523	28	101	251	115	82	34
Investment tax credit amortization	(25)	(21)	(2)	—	(1)	(1)	—	—	—
State
Current	14	65	(49)	14	(5)	(4)	(2)	—	—
Deferred	161	1	136	(9)	49	31	12	13	4
Total	$(126)	$(1,376)	$417	$104	$218	$217	$105	$71	$26

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	For the Year Ended December 31, 2019
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	5.4	3.8	8.5	—	6.4	4.7	2.0	6.8	7.0
Qualified NDT fund income	5.9	12.3	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(1.5)	(3.0)	(0.2)	—	(0.1)	(0.2)	(0.1)	(0.2)	(0.3)
Plant basis differences	(1.4)	—	—	(7.2)	(1.2)	(1.2)	(1.8)	(0.4)	(0.7)
Production tax credits and other credits	(3.1)	(4.8)	(1.2)	—	(1.3)	(0.2)	(0.1)	—	(0.1)
Noncontrolling interests	(0.6)	(1.2)	—	—	—	—	—	—	—
Excess deferred tax amortization	(5.5)	—	(9.7)	(2.8)	(6.8)	(17.5)	(15.1)	(14.2)	(27.0)
Other	(0.8)	(1.2)	0.8	—	—	0.8	0.3	—	0.1
Effective income tax rate	19.4%	26.9%	19.2%	11.0%	18.0%	7.4%	6.2%	13.0%	—%

	For the Year Ended December 31, 2018
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	0.5	(16.6)	8.3	(2.6)	6.6	2.9	2.0	6.7	7.4
Qualified NDT fund income	(1.9)	(11.8)	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(1.2)	(6.5)	(0.2)	(0.1)	(0.1)	(0.2)	(0.1)	(0.3)	(0.4)
Plant basis differences	(3.5)	—	(0.2)	(14.1)	(1.3)	(1.6)	(2.8)	(0.3)	(0.5)
Production tax credits and other credits	(2.2)	(13.5)	—	—	—	—	—	—	—
Noncontrolling interests	(1.0)	(6.1)	—	—	—	—	—	—	—
Excess deferred tax amortization	(8.3)	—	(9.1)	(3.2)	(8.0)	(14.8)	(15.3)	(12.0)	(14.9)
Tax Cuts and Jobs Act of 2017	0.9	2.7	(0.1)	—	—	0.1	—	—	—
Other	1.0	1.3	0.5	0.3	0.9	0.4	0.3	0.4	1.2
Effective income tax rate	5.3%	(29.5)%	20.2%	1.3%	19.1%	7.8%	5.1%	15.5%	13.8%

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

	For the Year Ended December 31, 2017
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.2	2.9	5.7	0.6	5.4	4.8	3.1	5.4	5.6
Qualified NDT fund income	3.8	9.9	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(0.9)	(2.1)	(0.2)	(0.1)	(0.1)	(0.2)	(0.1)	(0.2)	(0.4)
Plant basis differences(a)	(1.7)	—	0.3	(13.8)	0.1	1.1	(0.4)	2.0	3.6
Production tax credits and other credits	(1.8)	(4.7)	—	—	—	—	—	—	—
Like-kind exchange	(1.2)	—	1.3	—	—	—	—	—	—
Merger expenses	(3.6)	(1.2)	—	—	—	(9.6)	(6.4)	(7.8)	(19.8)
FitzPatrick bargain purchase gain	(2.2)	(5.6)	—	—	—	—	—	—	—
Tax Cuts and Jobs Act of 2017(b)	(33.1)	(128.3)	0.1	(2.3)	0.9	6.4	2.8	2.5	1.6
Other	0.2	(0.5)	0.2	(0.1)	0.2	0.5	0.7	0.1	(0.4)
Effective income tax rate	(3.3)%	(94.6)%	42.4%	19.3%	41.5%	38.0%	34.7%	37.0%	25.2%

__________

(a)
Includes the charges related to the transmission-related income tax regulatory asset for Exelon, ComEd, BGE, PHI, Pepco, DPL and ACE of $35 million, $3 million, $5 million, $27 million, $14 million, $6 million and $7 million, respectively. See Note 3 - Regulatory Matters for additional information.

(b)
As a result of TCJA, Generation recorded a net decrease to income tax expense, while the Utility Registrants recorded corresponding regulatory liabilities or assets to the extent such amounts are probable of settlement or recovery through customer rates and an adjustment to income tax expense for all other amounts.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

Tax Differences and Carryforwards
The tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred tax assets (liabilities), as of December 31, 2019 and 2018 are presented below:

	As of December 31, 2019
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Plant basis differences	$(13,413)	$(2,814)	$(4,197)	$(1,978)	$(1,578)	$(2,681)	$(1,204)	$(753)	$(687)
Accrual based contracts	61	(43)	—	—	—	104	—	—	—
Derivatives and other financial instruments	165	88	84	—	—	2	—	—	—
Deferred pension and postretirement obligation	1,504	(220)	(270)	(28)	(28)	(89)	(75)	(42)	(10)
Nuclear decommissioning activities	(503)	(503)	—	—	—	—	—	—	—
Deferred debt refinancing costs	183	20	(7)	—	(3)	142	(3)	(2)	(1)
Regulatory assets and liabilities	(884)	—	183	(169)	157	(10)	55	88	77
Tax loss carryforward	240	55	—	25	49	93	13	44	31
Tax credit carryforward	892	897	—	—	—	—	—	—	—
Investment in partnerships	(830)	(808)	—	—	—	—	—	—	—
Other, net	926	236	196	70	10	181	85	12	16
Deferred income tax liabilities (net)	$(11,659)	$(3,092)	$(4,011)	$(2,080)	$(1,393)	$(2,258)	$(1,129)	$(653)	$(574)
Unamortized investment tax credits	(668)	(648)	(10)	(1)	(3)	(7)	(2)	(2)	(3)
Total deferred income tax liabilities (net) and unamortized investment tax credits	$(12,327)	$(3,740)	$(4,021)	$(2,081)	$(1,396)	$(2,265)	$(1,131)	$(655)	$(577)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

	As of December 31, 2018
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Plant basis differences	$(12,533)	$(2,495)	$(4,059)	$(1,862)	$(1,399)	$(2,577)	$(1,148)	$(743)	$(645)
Accrual based contracts	117	(44)	—	—	—	161	—	—	—
Derivatives and other financial instruments	89	35	69	—	—	3	—	—	—
Deferred pension and postretirement obligation	1,435	(188)	(255)	(26)	(26)	(102)	(78)	(46)	(14)
Nuclear decommissioning activities	(351)	(351)	—	—	—	—	—	—	—
Deferred debt refinancing costs	234	23	(7)	—	(3)	187	(4)	(2)	(1)
Regulatory assets and liabilities	(740)	—	300	(129)	172	(81)	67	96	83
Tax loss carryforward	237	78	—	18	25	96	12	52	26
Tax credit carryforward	811	816	—	—	—	—	—	—	—
Investment in partnerships	(797)	(775)	—	—	—	—	—	—	—
Other, net	934	239	151	67	12	196	98	17	19
Deferred income tax liabilities (net)	$(10,564)	$(2,662)	$(3,801)	$(1,932)	$(1,219)	$(2,117)	$(1,053)	$(626)	$(532)
Unamortized investment tax credits	(724)	(700)	(12)	(1)	(3)	(8)	(2)	(2)	(3)
Total deferred income tax liabilities (net) and unamortized investment tax credits	$(11,288)	$(3,362)	$(3,813)	$(1,933)	$(1,222)	$(2,125)	$(1,055)	$(628)	$(535)

The following table provides Exelon’s, Generation’s, PECO’s, BGE’s, PHI’s, Pepco’s, DPL’s and ACE’s carryforwards, which are presented on a post-apportioned basis, and any corresponding valuation allowances as of December 31, 2019. ComEd does not have net operating losses or credit carryforwards for the year ended December 31, 2019.

	Exelon	Generation	PECO	BGE	PHI	Pepco	DPL	ACE
Federal
Federal general business credits carryforwards(a)	$891	$897	$—	$—	$—	$—	$—	$—
State
State net operating losses	3,986	1,142	312	762	1,360	202	654	438
Deferred taxes on state tax attributes (net)	264	78	25	50	93	13	44	31
Valuation allowance on state tax attributes	26	24	—	1	—	—	—	—
Year in which net operating loss or credit carryforwards will begin to expire	2025	2029	2031	2026	2028	2028	2030	2031
__________

(a)	Exelon's and Generation's federal general business credit carryforwards will begin expiring in 2034.
Tabular Reconciliation of Unrecognized Tax Benefits
The following table presents changes in unrecognized tax benefits, by Registrant.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance at January 1, 2017	$916	$490	$(12)	$—	$120	$172	$80	$37	$22
Increases based on tax positions prior to 2017	28	—	14	—	—	14	—	—	14
Decreases based on tax positions prior to 2017(a)	(196)	(17)	—	—	—	(61)	(21)	(16)	(22)
Decrease from settlements with taxing authorities	(5)	(5)	—	—	—	—	—	—	—
Balance at December 31, 2017	743	468	2	—	120	125	59	21	14
Change to positions that only affect timing	15	15	—	—	—	—	—	—	—
Increases based on tax positions prior to 2018	30	21	—	—	—	8	7	1	—
Decreases based on tax positions prior to 2018(b)	(251)	(36)	—	—	(120)	(88)	(66)	(22)	—
Decrease from settlements with taxing authorities	(53)	(53)	—	—	—	—	—	—	—
Decreases from expiration of statute of limitations	(7)	(7)	—	—	—	—	—	—	—
Balance at December 31, 2018	477	408	2	—	—	45	—	—	14
Change to positions that only affect timing	26	12	3	1	4	3	2	1	—
Increases based on tax positions related to 2019	2	1	—	—	—	—	—	—	—
Increases based on tax positions prior to 2019	34	19	3	2	3	—	—	—	—
Decreases based on tax positions prior to 2019	(3)	(3)	—	—	—	—	—	—	—
Decrease from settlements with taxing authorities	(29)	4	(2)	—	—	—	—	—	—
Balance at December 31, 2019	$507	$441	$6	$3	$7	$48	$2	$1	$14

__________

(a)
Exelon established a liability for an uncertain tax position associated with the tax deductibility of certain merger commitments incurred by Exelon in connection with the acquisitions of Constellation and PHI. In 2017, as a part of its examination of Exelon's return, the IRS National Office issued guidance concurring with Exelon's position that the merger commitments were deductible. As a result, Exelon, Generation, PHI, Pepco, DPL, and ACE decreased their liability for unrecognized tax benefits by $146 million, $19 million, $59 million, $21 million, $16 million and $22 million, respectively, resulting in a benefit to Income taxes on Exelon's, Generation's, PHI's, Pepco's, DPL's, and ACE's Consolidated Statements of Operations and Comprehensive Income and corresponding decreases in their effective tax rates.

(b)
Exelon, Generation, BGE, PHI, Pepco, and DPL decreased their unrecognized state tax benefits primarily due to the receipt of favorable guidance with respect to the deductibility of certain depreciable fixed assets. The recognition of the tax benefits related to BGE, PHI, Pepco, and DPL was offset by corresponding regulatory liabilities and that portion had no immediate impact to their effective tax rate.

Like-Kind Exchange
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

Note 13 — Income Taxes

Court. As a result, Exelon's and ComEd's unrecognized tax benefits decreased by approximately $33 million and $2 million, respectively, in the first quarter of 2019.
Recognition of unrecognized tax benefits
The following table presents Exelon's, Generation's and PHI's unrecognized tax benefits that, if recognized, would decrease the effective tax rate. ComEd's, PECO's, BGE's, Pepco's, DPL's and ACE's amounts are not material.

	Exelon	Generation	PHI(a)
December 31, 2019	$462	$429	$32
December 31, 2018	463	408	31
December 31, 2017	523	461	32
__________

(a)
PHI has $21 million of unrecognized state tax benefits that, if recognized, $14 million would be in the form of a net operating loss carryforward, which is expected to require a full valuation allowance based on present circumstances.

The following table presents Exelon's, BGE's, PHI's, Pepco's, DPL's and ACE’s unrecognized tax benefits that, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate. ComEd's and PECO's amounts are not material.

	Exelon	BGE	PHI	Pepco	DPL	ACE
December 31, 2019	$19	$1	$14	$—	$—	$14
December 31, 2018	14	—	14	—	—	14
December 31, 2017	214	120	94	59	21	14

Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
Settlement of Income Tax Audits, Refund Claims, and Litigation
The following table represents Exelon's, Generation's and ACE's unrecognized federal and state tax benefits that could significantly decrease within the 12 months after the reporting date as a result of completing audits, potential settlements, refund claims, and the outcomes of pending court cases as of December 31, 2019. ComEd's, PECO's, BGE's, PHI's, Pepco's and DPL's amounts are not material.

Exelon(a)	Generation(a)	ACE(b)
$425	$411	$14
__________

(a)	Exelon and Generation have $411 million that, if recognized, would decrease the effective tax rate.

(b)	The unrecognized tax benefit related to ACE, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
Total amounts of interest and penalties recognized
The following table represents the net interest and penalties receivable (payable) related to tax positions reflected in Exelon's Consolidated Balance Sheets. Generation's and the Utility Registrants' amounts are not material.

Net interest and penalties receivable as of	Exelon
December 31, 2019	$318
December 31, 2018	219

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

The Registrants did not record material interest and penalty expense related to tax positions reflected in their Consolidated Balance Sheets. Interest expense and penalty expense are recorded in Interest expense, net and Other, net, respectively, in Other income and deductions in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
Description of tax years open to assessment by major jurisdiction

Major Jurisdiction	Open Years	Registrants Impacted
Federal consolidated income tax returns	2002-2018	All Registrants
PHI Holdings and subsidiaries consolidated federal income tax returns	2016	Exelon, Generation, PHI, Pepco, DPL, ACE
Delaware separate corporate income tax returns	Same as federal	DPL
District of Columbia combined corporate income tax returns	2016-2018	Exelon, PHI, Pepco
Illinois unitary corporate income tax returns	2010-2018	Exelon, Generation, ComEd
Maryland separate company corporate net income tax returns	Same as federal	BGE, Pepco, DPL
New Jersey separate corporate income tax returns	2013-2018	Exelon, Generation
New Jersey separate corporate income tax returns	2014-2018	ACE
New York combined corporate income tax returns	2010-March 2012	Exelon, Generation
New York combined corporate income tax returns	2011-2018	Exelon, Generation
Pennsylvania separate corporate income tax returns	2011-2018	Exelon, Generation
Pennsylvania separate corporate income tax returns	2016-2018	PECO

Other Tax Matters
Federal Income Tax Law Changes
On December 22, 2017, President Trump signed the TCJA into law. Pursuant to the enactment of the TCJA, the Registrants remeasured their existing deferred income tax balances as of December 31, 2017 to reflect the decrease in the corporate income tax rate from 35% to 21%, which resulted in a material decrease to their net deferred income tax liability balances as shown in the table below. Generation recorded a corresponding net decrease to income tax expense, while the Utility Registrants recorded corresponding regulatory liabilities or assets to the extent such amounts are probable of settlement or recovery through customer rates and an adjustment to income tax expense for all other amounts.
The one-time impacts recorded by the Registrants to remeasure their deferred income tax balances at the 21% corporate federal income tax rate as of December 31, 2017 are presented below:

	Exelon(b)	Generation	ComEd	PECO(c)	BGE	PHI	Pepco	DPL	ACE
Net Decrease to Deferred Income Tax Liability Balances	$8,624	$1,895	$2,819	$1,407	$1,120	$1,944	$968	$540	$456
Net Increase to Regulatory Liabilities Recorded(a)	7,315	N/A	2,818	1,394	1,124	1,979	976	545	458
Net Deferred Income Tax Benefit/(Expense) Recorded	$1,309	$1,895	$1	$13	$(4)	$(35)	$(8)	$(5)	$(2)
__________

(a)	Reflects the net regulatory liabilities recorded on a pre-tax basis before taking into consideration the income tax benefits associated with the ultimate settlement with customers.

(b)	Amounts do not sum across due to deferred tax adjustments recorded at the Exelon Corporation parent company, primarily related to certain employee compensation plans.

(c)
Given the regulatory treatment of income tax benefits related to electric and gas distribution repairs, PECO remained in an overall net regulatory asset position as of December 31, 2017 after recording the impacts related to the TCJA.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

State Income Tax Law Changes
Illinois - On June 5, 2019, the Governor of Illinois signed a tax bill which would increase the Illinois corporate income tax rate from 9.50% to 10.49% effective for tax years beginning on or after January 1, 2021. The tax rate is contingent upon ratification of state constitutional amendments in November 2020. The effect of the rate change will be recognized in the period in which the new legislation is enacted. Exelon, Generation and ComEd do not expect a material impact to their financial statements as a result of the rate change.
In 2017, Exelon reviewed and updated its marginal state income tax rates based on 2016 state apportionment rates. In addition, Exelon, Generation and ComEd recorded the impacts of Illinois’ statutory rate change, which increased the total corporate income tax rate from 7.75% to 9.50% effective July 1, 2017. The following table provides the one-time impact of the rate changes in 2017 for Exelon, Generation and ComEd:

	Exelon	Generation	ComEd
Increase to Deferred Income Taxes	$250	$20	$270
Increase in Regulatory Assets	270	—	270
(Decrease)/Increase to Income Tax Expense	(20)	20	—
Long-Term Marginal State Income Tax Rate (All Registrants)
Quarterly, Exelon reviews and updates its marginal state income tax rates for changes in state apportionment. The Registrants remeasure their existing deferred income tax balances to reflect the changes in marginal rates, which results in either an increase or decrease to their net deferred income tax liability balances. Utility Registrants record corresponding regulatory liabilities or assets to the extent such amounts are probable of settlement or recovery through customer rates and an adjustment to income tax expense for all other amounts.

December 31, 2019	Exelon	Generation	PHI	DPL
Increase to Deferred Income Tax Liability	$23	$9	$—	$—
Increase to Income Tax Expense, Net of Federal Taxes	23	9	—	—
December 31, 2018
Decrease to Deferred Income Tax Liability	$50	$53	$4	$2
Decrease to Income Tax Expense, Net of Federal Taxes	50	53	3	—

There were no material adjustments to income tax expense in 2017 as a result of changes in state apportionment.
Allocation of Tax Benefits (All Registrants)
Generation and the Utility Registrants are all party to an agreement with Exelon and other subsidiaries of Exelon that provides for the allocation of consolidated tax liabilities and benefits (Tax Sharing Agreement). The Tax Sharing Agreement provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. In addition, any net benefit attributable to Exelon is reallocated to the other Registrants. That allocation is treated as a contribution to the capital of the party receiving the benefit.
The following table presents the allocation of federal tax benefits from Exelon under the Tax Sharing Agreement.

	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL
December 31, 2019(a)	$41	$—	$14	$3	$7	$6	$1
December 31, 2018(b)	155	1	48	26	2	—	—
December 31, 2017(c)	102	—	16	10	7	—	—
__________

(a)	ACE did not record an allocation of federal tax benefits from Exelon under the Tax Sharing Agreement as a result of a tax net operating loss.

(b)	Pepco, DPL and ACE did not record an allocation of federal tax benefits from Exelon under the Tax Sharing Agreement as a result of a tax net operating loss.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 13 — Income Taxes

(c)	ComEd, Pepco, DPL and ACE did not record an allocation of federal tax benefits from Exelon under the Tax Sharing Agreement as a result of a tax net operating loss.
Research and Development Activities
In the fourth quarter 2019, Exelon and Generation recognized additional tax benefits related to certain research and development activities that qualify for federal and state tax incentives for the 2010 through 2018 tax years, which resulted in an increase to Exelon’s and Generation’s net income of $108 million and $75 million, respectively, for the year ended December 31, 2019, reflecting a decrease to Exelon’s and Generation’s Income tax expense of $97 million and $66 million, respectively.

14. Retirement Benefits (All Registrants)
Exelon sponsors defined benefit pension plans and OPEB plans for essentially all current employees. Substantially all non-union employees and electing union employees hired on or after January 1, 2001 participate in cash balance pension plans. Effective January 1, 2009, substantially all newly-hired union-represented employees participate in cash balance pension plans. Effective February 1, 2018, most newly-hired Generation and BSC non-represented, non-craft, employees are not eligible for pension benefits, and will instead be eligible to receive an enhanced non-discretionary employer contribution in an Exelon defined contribution savings plan. Effective January 1, 2018, most newly-hired non-represented, non-craft, employees are not eligible for OPEB benefits and employees represented by Local 614 are not eligible for retiree health care benefits.
Effective January 1, 2019, Exelon merged the Exelon Corporation Cash Balance Pension Plan (CBPP) into the Exelon Corporation Retirement Program (ECRP). The merging of the plans did not change the benefits offered to the plan participants and, thus, had no impact on Exelon's pension obligation. However, beginning in 2019, actuarial losses and gains related to the CBPP and ECRP are amortized over participants’ average remaining service period of the merged ECRP rather than each individual plan.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

The table below shows the pension and OPEB plans in which employees of each operating company participated at December 31, 2019:

Operating Company(e)
Name of Plan:	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Qualified Pension Plans:
Exelon Corporation Retirement Program(a)	X	X	X	X	X	X	X	X
Exelon Corporation Pension Plan for Bargaining Unit Employees(a)	X	X
Exelon New England Union Employees Pension Plan(a)	X
Exelon Employee Pension Plan for Clinton, TMI and Oyster Creek(a)	X	X	X		X			X
Pension Plan of Constellation Energy Group, Inc.(b)	X	X	X	X	X	X	X
Pension Plan of Constellation Energy Nuclear Group, LLC(c)	X	X		X	X
Nine Mile Point Pension Plan(c)	X
Constellation Mystic Power, LLC Union Employees Pension Plan Including Plan A and Plan B(b)	X
Pepco Holdings LLC Retirement Plan(d)	X	X	X	X	X	X	X	X
Non-Qualified Pension Plans:
Exelon Corporation Supplemental Pension Benefit Plan and 2000 Excess Benefit Plan(a)	X	X	X		X
Exelon Corporation Supplemental Management Retirement Plan(a)	X	X	X	X	X	X		X
Constellation Energy Group, Inc. Senior Executive Supplemental Plan(b)	X			X
Constellation Energy Group, Inc. Supplemental Pension Plan(b)	X			X
Constellation Energy Group, Inc. Benefits Restoration Plan(b)	X	X		X	X
Constellation Energy Nuclear Plan, LLC Executive Retirement Plan(c)	X				X
Constellation Energy Nuclear Plan, LLC Benefits Restoration Plan(c)	X
Baltimore Gas & Electric Company Executive Benefit Plan(b)	X			X
Baltimore Gas & Electric Company Manager Benefit Plan(b)	X	X		X
Pepco Holdings LLC 2011 Supplemental Executive Retirement Plan(d)					X	X	X	X
Conectiv Supplemental Executive Retirement Plan (d)	X				X		X	X
Pepco Holdings LLC Combined Executive Retirement Plan (d)					X	X
Atlantic City Electric Director Retirement Plan (d)								X

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

Operating Company(e)
Name of Plan:	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
OPEB Plans:
PECO Energy Company Retiree Medical Plan(a)	X	X	X	X	X	X	X	X
Exelon Corporation Health Care Program(a)	X	X	X	X	X	X		X
Exelon Corporation Employees’ Life Insurance Plan(a)	X	X	X	X
Exelon Corporation Health Reimbursement Arrangement Plan(a)	X	X	X	X
Constellation Energy Group, Inc. Retiree Medical Plan(b)	X	X	X	X	X	X
Constellation Energy Group, Inc. Retiree Dental Plan(b)	X			X
Constellation Energy Group, Inc. Employee Life Insurance Plan and Family Life Insurance Plan(b)	X	X	X	X	X	X
Constellation Mystic Power, LLC Post-Employment Medical Account Savings Plan(b)	X
Exelon New England Union Post-Employment Medical Savings Account Plan(a)	X
Retiree Medical Plan of Constellation Energy Nuclear Group LLC(c)	X			X		X
Retiree Dental Plan of Constellation Energy Nuclear Group LLC(c)	X			X		X
Nine Mile Point Nuclear Station, LLC Medical Care and Prescription Drug Plan for Retired Employees(c)	X
Pepco Holdings LLC Welfare Plan for Retirees(d)	X	X	X	X	X	X	X	X
__________

(a)	These plans are collectively referred to as the legacy Exelon plans.

(b)	These plans are collectively referred to as the legacy Constellation Energy Group (CEG) Plans.

(c)	These plans are collectively referred to as the legacy CENG plans.

(d)	These plans are collectively referred to as the legacy PHI plans.

(e)	Employees generally remain in their legacy benefit plans when transferring between operating companies.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

The following tables provide a rollforward of the changes in the benefit obligations and plan assets of Exelon for the most recent two years for all plans combined:

	Pension Benefits		OPEB
	2019	2018	2019	2018
Change in benefit obligation:
Net benefit obligation at beginning of year	$20,692	$22,337	$4,369	$4,856
Service cost	357	405	93	112
Interest cost	883	802	188	175
Plan participants’ contributions	—	—	44	45
Actuarial (gain) loss(a)	2,322	(1,561)	250	(540)
Plan amendments	68	(4)	—	—
Curtailments	(3)	—	—	—
Settlements	(35)	(48)	(4)	(4)
Contractual termination benefits	1	—	—	—
Gross benefits paid	(1,417)	(1,239)	(282)	(275)
Net benefit obligation at end of year	$22,868	$20,692	$4,658	$4,369

	Pension Benefits		OPEB
	2019	2018	2019	2018
Change in plan assets:
Fair value of net plan assets at beginning of year	$16,678	$18,573	$2,408	$2,732
Actual return on plan assets	3,008	(945)	324	(136)
Employer contributions	356	337	51	46
Plan participants’ contributions	—	—	44	45
Gross benefits paid	(1,417)	(1,239)	(282)	(275)
Settlements	(35)	(48)	(4)	(4)
Fair value of net plan assets at end of year	$18,590	$16,678	$2,541	$2,408
__________

(a)
The pension actuarial loss in 2019 primarily reflects a decrease in the discount rate. The OPEB actuarial loss in 2019 primarily reflects a decrease in the discount rate. The pension actuarial gain in 2018 primarily reflects an increase in the discount rate. The OPEB actuarial gain in 2018 primarily reflects an increase in the discount rate and favorable health care claims experience.

Exelon presents its benefit obligations and plan assets net on its balance sheet within the following line items:

	Pension Benefits		OPEB
	2019	2018	2019	2018
Other current liabilities	$31	$26	$41	$33
Pension obligations	4,247	3,988	—	—
Non-pension postretirement benefit obligations	—	—	2,076	1,928
Unfunded status (net benefit obligation less plan assets)	$4,278	$4,014	$2,117	$1,961

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

The following table provides the accumulated benefit obligation (ABO) and fair value of plan assets for all pension plans with an ABO in excess of plan assets. Information for pension and OPEB plans with projected benefit obligations (PBO) and accumulated postretirement benefit obligation (APBO), respectively, in excess of plan assets has been disclosed in the Obligations and Plan Assets table above as all pension and OPEB plans are underfunded.

ABO in excess of plan assets	Exelon
	2019	2018
Accumulated benefit obligation	21,727	19,656
Fair value of net plan assets	18,590	16,678

Components of Net Periodic Benefit Costs
The majority of the 2019 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 4.31%. The majority of the 2019 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.67% for funded plans and a discount rate of 4.30%.
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following tables present the components of Exelon’s net periodic benefit costs, prior to capitalization, for the years ended December 31, 2019, 2018 and 2017.

	Pension Benefits			OPEB
	2019	2018	2017(a)	2019	2018	2017(a)
Components of net periodic benefit cost:
Service cost	$357	$405	$387	$93	$112	$106
Interest cost	883	802	842	188	175	182
Expected return on assets	(1,225)	(1,252)	(1,196)	(153)	(173)	(162)
Amortization of:
Prior service cost (credit)	—	2	1	(179)	(186)	(188)
Actuarial loss	414	629	607	45	66	61
Settlement and other charges	17	3	3	1	1	—
Contractual termination benefits	1	—	—	—	—	—
Net periodic benefit cost	$447	$589	$644	$(5)	$(5)	$(1)

__________

(a)	FitzPatrick net benefit costs are included for the period after acquisition.
Cost Allocation to Exelon Subsidiaries
All Registrants account for their participation in Exelon’s pension and OPEB plans by applying multi-employer accounting. Exelon allocates costs related to its pension and OPEB plans to its subsidiaries based on both active and retired employee participation in each plan.
The amounts below represent the Registrants’ allocated pension and OPEB costs. As a result of new pension guidance effective on January 1, 2018, certain balances have been reclassified on Exelon’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017. For Exelon, the service cost component is included in Operating and maintenance expense and Property, plant and equipment, net, while the non–service cost components are included in Other, net and Regulatory assets for the years ended December 31, 2019 and December 31, 2018 and in Other, net and Property, plant and equipment, net, for the year ended December 31, 2017. For Generation and the Utility Registrants, the service cost and non–service cost components are included

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

in Operating and maintenance expense and Property, plant and equipment, net on their consolidated financial statements.

For the Years Ended December 31,	Exelon	Generation(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2019	$442	$135	$96	$12	$61	$95	$25	$15	$16
2018	583	204	177	18	60	67	15	6	12
2017	643	227	176	29	64	94	25	13	13
__________

(a)	FitzPatrick net benefit costs are included for the period after acquisition.
Components of AOCI and Regulatory Assets
Exelon recognizes the overfunded or underfunded status of defined benefit pension and OPEB plans as an asset or liability on its balance sheet, with offsetting entries to AOCI and regulatory assets (liabilities). A portion of current year actuarial gains and losses and prior service costs (credits) is capitalized within Exelon’s Consolidated Balance Sheets to reflect the expected regulatory recovery of these amounts, which would otherwise be recorded to AOCI. The following tables provide the components of AOCI and regulatory assets (liabilities) for Exelon for the years ended December 31, 2019, 2018 and 2017 for all plans combined.

	Pension Benefits			OPEB
	2019	2018	2017	2019	2018	2017
Changes in plan assets and benefit obligations recognized in AOCI and regulatory assets (liabilities):
Current year actuarial (gain) loss	$538	$635	$(222)	$80	$(232)	$166
Amortization of actuarial loss	(414)	(629)	(607)	(45)	(66)	(61)
Current year prior service cost (credit)	68	(4)	9	—	—	—
Amortization of prior service (cost) credit	—	(2)	(1)	179	186	188
Curtailments	(3)	—	—	—	—	—
Settlements	(17)	(3)	(3)	(1)	—	—
Total recognized in AOCI and regulatory assets (liabilities)	$172	$(3)	$(824)	$213	$(112)	$293

Total recognized in AOCI	$169	$3	$(401)	$107	$(55)	$168
Total recognized in regulatory assets (liabilities)	$3	$(6)	$(423)	$106	$(57)	$125

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

The following table provides the components of gross accumulated other comprehensive loss and regulatory assets (liabilities) for Exelon that have not been recognized as components of periodic benefit cost at December 31, 2019 and 2018, respectively, for all plans combined:

	Pension Benefits		OPEB
	2019	2018	2019	2018
Prior service (credit) cost	$39	$(29)	$(158)	$(337)
Actuarial loss	7,662	7,558	565	531
Total	$7,701	$7,529	$407	$194

Total included in AOCI	$4,068	$3,899	$177	$70
Total included in regulatory assets (liabilities)	$3,633	$3,630	$230	$124

Average Remaining Service Period
For pension benefits, Exelon amortizes its unrecognized prior service costs and certain actuarial gains and losses, as applicable, based on participants’ average remaining service periods.
For OPEB, Exelon amortizes its unrecognized prior service costs over participants’ average remaining service period to benefit eligibility age and amortizes certain actuarial gains and losses over participants’ average remaining service period to expected retirement. The resulting average remaining service periods for pension and OPEB were as follows:

	2019	2018	2017
Pension plans	11.7	12.0	11.8
OPEB plans:
Benefit Eligibility Age	8.7	8.8	8.8
Expected Retirement	9.3	9.5	9.6
Assumptions
The measurement of the plan obligations and costs of providing benefits under Exelon’s defined benefit and other postretirement plans involves various factors, including the development of valuation assumptions and inputs and accounting policy elections. The measurement of benefit obligations and costs is impacted by several assumptions and inputs, as shown below, among other factors. When developing the required assumptions, Exelon considers historical information as well as future expectations.
Expected Rate of Return. In selecting the EROA, Exelon considers historical economic indicators (including inflation and GDP growth) that impact asset returns, as well as expectations regarding future long-term capital market performance, weighted by Exelon’s target asset class allocations.
Mortality. The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. For the year ended December 31, 2018, Exelon’s mortality assumption was supported by an actuarial experience study of Exelon's plan participants and utilized the IRS's RP–2000 base table projected to 2012 with improvement scale AA and projected thereafter with generational improvement scale BB two-dimensional adjusted to a 0.75% long-term rate reached in 2027. For the year ended December 31, 2019, Exelon's mortality assumption utilizes the Society of Actuaries' 2019 base table (Pri-2012) and MP-2019 improvement scale adjusted to a 0.75% long-term rate reached in 2035.
For Exelon, the following assumptions were used to determine the benefit obligations for the plans at December 31, 2019 and 2018. Assumptions used to determine year-end benefit obligations are the assumptions used to estimate the subsequent year’s net periodic benefit costs.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

	Pension Benefits				OPEB
	2019		2018		2019		2018
Discount rate	3.34%	(a)	4.31%	(a)	3.31%	(a)	4.30%	(a)
Investment Crediting Rate	3.82%	(b)	4.46%	(b)	N/A		N/A
Rate of compensation increase		(c)		(c)		(c)		(c)
Mortality table	Pri-2012 table with MP- 2019 improvement scale (adjusted)		RP-2000 table projected to 2012 with improvement scale AA, with Scale BB-2D improvements (adjusted)		Pri-2012 table with MP- 2019 improvement scale (adjusted)		RP-2000 table projected to 2012 with improvement scale AA, with Scale BB-2D improvements (adjusted)
Health care cost trend on covered charges	N/A		N/A		5.00% with ultimate trend of 5.00% in 2017		5.00% with ultimate trend of 5.00% in 2017
__________

(a)
The discount rates above represent the blended rates used to determine the majority of Exelon’s pension and OPEB obligations. Certain benefit plans used individual rates, which range from 3.02% - 3.44% and 3.27% - 3.4% for pension and OPEB plans, respectively, as of December 31, 2019 and 4.13% - 4.36% and 4.27% - 4.38% for pension and OPEB plans, respectively, as of December 31, 2018.

(b)	The investment crediting rate above represents a weighted average rate.

(c)	3.25% through 2019 and 3.75% thereafter.
The following assumptions were used to determine the net periodic benefit cost for Exelon for the years ended December 31, 2019, 2018 and 2017:

	Pension Benefits						Other Postretirement Benefits
Exelon	2019		2018		2017		2019		2018		2017
Discount rate	4.31%	(a)	3.62%	(a)	4.04%	(a)	4.30%	(a)	3.61%	(a)	4.04%	(a)
Investment Crediting Rate	4.46%	(b)	4.00%	(b)	4.46%	(b)	N/A		N/A		N/A
Expected return on plan assets	7.00%	(c)	7.00%	(c)	7.00%	(c)	6.67%	(c)	6.60%	(c)	6.58%	(c)
Rate of compensation increase		(d)		(d)		(e)		(d)		(d)		(e)
Mortality table	RP-2000 table projected to 2012 with improvement scale AA, with Scale BB-2D improvements (adjusted)		RP-2000 table projected to 2012 with improvement scale AA, with Scale BB-2D improvements (adjusted)		RP-2000 table projected to 2012 with improvement scale AA, with Scale BB-2D improvements (adjusted)		RP-2000 table projected to 2012 with improvement scale AA, with Scale BB-2D improvements (adjusted)		RP-2000 table projected to 2012 with improvement scale AA, with Scale BB-2D improvements (adjusted)		RP-2000 table projected to 2012 with improvement scale AA, with Scale BB-2D improvements (adjusted)
Health care cost trend on covered charges	N/A		N/A		N/A		5.00% with ultimate trend of 5.00% in 2017		5.00% with ultimate trend of 5.00% in 2017		5.50% decreasing to ultimate trend of 5.00% in 2017
__________

(a)
The discount rates above represent the blended rates used to establish the majority of Exelon’s pension and OPEB costs. Certain benefit plans used individual rates, which range from 4.13%-4.36% and 4.27%-4.38% for pension and OPEB plans, respectively, for the year ended December 31, 2019; 3.49%-3.65% and 3.57%-3.68% for pension and OPEB plans; respectively, for the year ended December 31, 2018; and 3.66%-4.11% and 4.00%-4.17% for pension and OPEB plans, respectively, for the year ended December 31, 2017.

(b)	The investment crediting rate above represents a weighted average rate.

(c)	Not applicable to pension and other postretirement benefit plans that do not have plan assets.

(d)	3.25% through 2019 and 3.75% thereafter.

(e)
The legacy Exelon, CEG and CENG pension and other postretirement plans used a rate of compensation increase of 3.25% through 2019 and 3.75% thereafter, while the legacy PHI pension and OPEB plans used a weighted-average rate of compensation increase of 5% for all periods.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

Contributions
Exelon allocates contributions related to its legacy Exelon pension and OPEB plans to its subsidiaries based on accounting cost. For legacy CEG, CENG, FitzPatrick, and PHI plans, pension and OPEB contributions are allocated to the subsidiaries based on employee participation (both active and retired). The following tables provide contributions to the pension and OPEB plans:

	Pension Benefits			OPEB
	2019(a)	2018(a)	2017(a)	2019	2018	2017
Exelon	$356	$337	$341	$51	$46	$64
Generation	160	128	137	15	11	11
ComEd	72	38	36	5	4	5
PECO	27	28	24	1	—	—
BGE	34	40	39	14	14	14
PHI	10	62	67	15	12	32
Pepco	2	6	62	12	11	10
DPL	1	—	—	—	—	2
ACE	—	6	—	1	—	20
__________

(a)
Exelon's and Generation's pension contributions include $21 million related to the legacy CENG plans that was funded by CENG as provided in an Employee Matters Agreement (EMA) between Exelon and CENG for the year ended December 31, 2017. There were no pension contributions for the years ended December 31, 2019 and 2018.

Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions below reflect a funding strategy to make levelized annual contributions with the objective of achieving 100% funded status on an ABO basis over time. This level funding strategy helps minimize volatility of future period required pension contributions. Based on this funding strategy and current market conditions, which are subject to change, Exelon’s estimated annual qualified pension contributions will be approximately $500 million beginning in 2020. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements.
While other postretirement plans are also not subject to statutory minimum contribution requirements, Exelon does fund certain of its plans. For Exelon's funded OPEB plans, contributions generally equal accounting costs, however, Exelon’s management has historically considered several factors in determining the level of contributions to its OPEB plans, including liabilities management, levels of benefit claims paid and regulatory implications (amounts deemed prudent to meet regulatory expectations and best assure continued rate recovery). The amounts below include benefit payments related to unfunded plans.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

The following table provides all registrants' planned contributions to the qualified pension plans, planned benefit payments to non-qualified pension plans, and planned contributions to other postretirement plans in 2020:

	Qualified Pension Plans	Non-Qualified Pension Plans	OPEB
Exelon	$505	$36	$42
Generation	227	14	16
ComEd	141	2	3
PECO	17	1	—
BGE	56	2	16
PHI	22	9	7
Pepco	—	2	7
DPL	—	1	—
ACE	2	—	—

Estimated Future Benefit Payments
Estimated future benefit payments to participants in all of the pension plans and postretirement benefit plans at December 31, 2019 were:

	Pension Benefits	OPEB
2020	$1,227	$258
2021	1,252	263
2022	1,295	267
2023	1,310	270
2024	1,324	275
2025 through 2029	6,770	1,402
Total estimated future benefit payments through 2029	$13,178	$2,735

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
Actual asset returns have an impact on the costs reported for the Exelon-sponsored pension and OPEB plans. The actual asset returns across Exelon’s pension and OPEB plans for the year ended December 31, 2019 were 18.80% and 14.40%, respectively, compared to an expected long-term return assumption of 7.00% and 6.67%, respectively. Exelon used an EROA of 7.00% and 6.69% to estimate its 2020 pension and OPEB costs, respectively.
Exelon’s pension and OPEB plan target asset allocations at December 31, 2019 and 2018 were as follows:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

	December 31, 2019		December 31, 2018
Asset Category	Pension Benefits	OPEB	Pension Benefits	OPEB
Equity securities	33%	46%	35%	47%
Fixed income securities	44%	32%	37%	28%
Alternative investments(a)	23%	22%	28%	25%
Total	100%	100%	100%	100%
__________

(a)	Alternative investments include private equity, hedge funds, real estate, and private credit.
Concentrations of Credit Risk. Exelon evaluated its pension and OPEB plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2019. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2019, there were no significant concentrations (defined as greater than 10% of plan assets) of risk in Exelon’s pension and OPEB plan assets.
Fair Value Measurements
The following tables present pension and OPEB plan assets measured and recorded at fair value in Exelon's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy at December 31, 2019 and 2018:

December 31, 2019(a)	Level 1	Level 2	Level 3	Not subject to leveling	Total
Pension plan assets
Cash equivalents	$258	$—	$—	$—	$258
Equities(b)	3,616	—	5	2,589	6,210
Fixed income:
U.S. Treasury and agencies	1,294	280	—	—	1,574
State and municipal debt	—	56	—	—	56
Corporate debt	—	4,342	245	—	4,587
Other(b)	—	461	—	851	1,312
Fixed income subtotal	1,294	5,139	245	851	7,529
Private equity	—	—	—	1,391	1,391
Hedge funds	—	—	—	1,126	1,126
Real estate	—	—	—	1,030	1,030
Private credit	—	—	237	929	1,166
Pension plan assets subtotal	$5,168	$5,139	$487	$7,916	$18,710

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

December 31, 2019(a)	Level 1	Level 2	Level 3	Not subject to leveling	Total
OPEB plan assets
Cash equivalents	$39	$—	$—	$—	$39
Equities	473	3	—	719	1,195
Fixed income:
U.S. Treasury and agencies	17	64	—	—	81
State and municipal debt	—	107	—	—	107
Corporate debt	—	49	—	—	49
Other	258	78	—	201	537
Fixed income subtotal	275	298	—	201	774
Hedge funds	—	—	—	293	293
Real estate	—	—	—	109	109
Private credit	—	—	—	131	131
OPEB plan assets subtotal	$787	$301	$—	$1,453	$2,541
Total pension and OPEB plan assets(c)	$5,955	$5,440	$487	$9,369	$21,251

December 31, 2018(a)	Level 1	Level 2	Level 3	Not subject to leveling	Total
Pension plan assets
Cash equivalents	$350	$—	$—	$—	$350
Equities(b)	3,364	—	2	1,980	5,346
Fixed income:
U.S. Treasury and agencies	996	173	—	—	1,169
State and municipal debt	—	59	—	—	59
Corporate debt	—	3,716	216	—	3,932
Other(b)	—	329	—	613	942
Fixed income subtotal	996	4,277	216	613	6,102
Private equity	—	—	—	1,219	1,219
Hedge funds	—	—	—	1,608	1,608
Real estate	—	—	—	1,029	1,029
Private credit	—	—	268	798	1,066
Pension plan assets subtotal	$4,710	$4,277	$486	$7,247	$16,720

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

December 31, 2018(a)	Level 1	Level 2	Level 3	Not subject to leveling	Total
OPEB plan assets
Cash equivalents	$22	$—	$—	$—	$22
Equities	537	2	—	508	1,047
Fixed income:
U.S. Treasury and agencies	11	56	—	—	67
State and municipal debt	—	126	—	—	126
Corporate debt	—	48	—	—	48
Other	183	72	—	170	425
Fixed income subtotal	194	302	—	170	666
Hedge funds	—	—	—	411	411
Real estate	—	—	—	132	132
Private credit	—	—	—	132	132
OPEB plan assets subtotal	$753	$304	$—	$1,353	$2,410
Total pension and OPEB plan assets(c)	$5,463	$4,581	$486	$8,600	$19,130
__________

(a)	See Note 17—Fair Value of Financial Assets and Liabilities for a description of levels within the fair value hierarchy.

(b)
Includes derivative instruments of $2 million and less than $1 million, which have a total notional amount of $6,668 million and $5,991 million at December 31, 2019 and 2018, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of the company’s exposure to credit or market loss.

(c)
Excludes net liabilities of $120 million and $44 million at December 31, 2019 and 2018, respectively, which are required to reconcile to the fair value of net plan assets. These items consist primarily of receivables or payables related to pending securities sales and purchases, interest and dividends receivable.

The following table presents the reconciliation of Level 3 assets and liabilities for Exelon measured at fair value for pension and OPEB plans for the years ended December 31, 2019 and 2018:

	Fixed Income	Equities	Private Credit	Total
Pension Assets
Balance as of January 1, 2019	$216	$2	$268	$486
Actual return on plan assets:
Relating to assets still held at the reporting date	28	3	28	59
Relating to assets sold during the period	(7)	—	—	(7)
Purchases, sales and settlements:
Purchases	26	—	41	67
Sales	(4)	—	—	(4)
Settlements(a)	(2)	—	(100)	(102)
Transfers out of Level 3	(12)	—	—	(12)
Balance as of December 31, 2019	$245	$5	$237	$487

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 14 — Retirement Benefits

	Fixed income	Equities	Private Credit	Total
Pension Assets
Balance as of January 1, 2018	$232	$2	$224	$458
Actual return on plan assets:
Relating to assets still held at the reporting date	(14)	—	9	(5)
Relating to assets sold during the period	(1)	—	—	(1)
Purchases, sales and settlements:
Purchases	19	—	35	54
Sales	(8)	—	—	(8)
Settlements(a)	(12)	—	—	(12)
Balance as of December 31, 2018	$216	$2	$268	$486
__________

(a)	Represents cash settlements only.
There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2019 for the pension and OPEB plan assets.
Valuation Techniques Used to Determine Fair Value
The techniques used to fair value the pension and OPEB assets invested in cash equivalents, equities, fixed income, derivatives, private equity, real estate, and private credit investments are the same as the valuation techniques for these types of investments in NDTFs. See Cash Equivalents and NDT Fund Investments in Note 17 - Fair Value of Financial Assets and Liabilities for further information.
Pension and OPEB assets also include investments in hedge funds. Hedge fund investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. The fair value of hedge funds is determined using NAV or its equivalent as a practical expedient, and therefore, hedge funds are not classified within the fair value hierarchy. Exelon has the ability to redeem these investments at NAV or its equivalent subject to certain restrictions which may include a lock-up period or a gate.
Defined Contribution Savings Plan (All Registrants)
The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents matching contributions to the savings plan for the years ended December 31, 2019, 2018 and 2017:

For the Year Ended December 31,	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
2019	$161	$73	$35	$11	$12	13	$3	$3	$2
2018	179	86	37	9	12	13	3	2	2
2017	128	55	31	10	10	13	3	2	2

15. Derivative Financial Instruments (All Registrants)
The Registrants use derivative instruments to manage commodity price risk, interest rate risk and foreign exchange risk related to ongoing business operations.
Authoritative guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings immediately. Other accounting treatments are

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 15 — Derivative Financial Instruments

available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include NPNS, cash flow hedges and fair value hedges. All derivative economic hedges related to commodities, referred to as economic hedges, are recorded at fair value through earnings at Generation and are offset by a corresponding regulatory asset or liability at ComEd. For all NPNS derivative instruments, accounts receivable or accounts payable are recorded when derivative settles and revenue or expense is recognized in earnings as the underlying physical commodity is sold or consumed.
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

Note 15 — Derivative Financial Instruments

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

PECO(b)	Gas	NPNS	Fixed price contracts to cover about 20% of planned natural gas purchases in support of projected firm sales.
BGE	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts for between 10-20% of forecasted system supply requirements for flowing (i.e., non-storage) gas for the November through March period.
Pepco	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
DPL	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts through full requirements contracts.
		Changes in fair value of economic hedge recorded to an offsetting regulatory asset or liability(c)	Exchange traded future contracts for 50% of estimated monthly purchase requirements each month, including purchases for storage injections.
ACE	Electricity	NPNS	Fixed price contracts for all BGS requirements through full requirements contracts.
_________

(a)	See Note 3 - Regulatory Matters for additional information.

(b)	As part of its hedging program, PECO enters into electric supply procurement contracts that do not meet the definition of a derivative instrument.

(c)	The fair value of the DPL economic hedge is not material as of December 31, 2019 and 2018 and is not presented in the fair value tables below.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 15 — Derivative Financial Instruments

The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation and ComEd as of December 31, 2019 and 2018:

	Exelon	Generation					ComEd
December 31, 2019	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting(a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$675	$3,506	$72	$287	$(3,190)	$675	$—
Mark-to-market derivative assets (noncurrent assets)	508	1,238	25	122	(877)	508	—
Total mark-to-market derivative assets	1,183	4,744	97	409	(4,067)	1,183	—
Mark-to-market derivative liabilities (current liabilities)	(236)	(3,713)	(38)	357	3,190	(204)	(32)
Mark-to-market derivative liabilities (noncurrent liabilities)	(380)	(1,140)	(11)	163	877	(111)	(269)
Total mark-to-market derivative liabilities	(616)	(4,853)	(49)	520	4,067	(315)	(301)
Total mark-to-market derivative net assets (liabilities)	$567	$(109)	$48	$929	$—	$868	$(301)

December 31, 2018
Mark-to-market derivative assets (current assets)	$801	$3,505	$105	$121	$(2,930)	$801	$—
Mark-to-market derivative assets (noncurrent assets)	445	1,266	41	51	(913)	445	—
Total mark-to-market derivative assets	1,246	4,771	146	172	(3,843)	1,246	—
Mark-to-market derivative liabilities (current liabilities)	(473)	(3,429)	(74)	125	2,931	(447)	(26)
Mark-to-market derivative liabilities (noncurrent liabilities)	(474)	(1,203)	(20)	60	912	(251)	(223)
Total mark-to-market derivative liabilities	(947)	(4,632)	(94)	185	3,843	(698)	(249)
Total mark-to-market derivative net assets (liabilities)	$299	$139	$52	$357	$—	$548	$(249)
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

(b)	Of the collateral posted/(received), $511 million and $(94) million represents variation margin on the exchanges at December 31, 2019 and 2018, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 15 — Derivative Financial Instruments

Economic Hedges (Commodity Price Risk)
Generation. For the years ended December 31, 2019, 2018 and 2017, Exelon and Generation recognized the following net pre-tax commodity mark-to-market gains (losses) which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	2019	2018	2017
Income Statement Location	Gain (Loss)
Operating revenues	$—	$(270)	$(126)
Purchased power and fuel	(204)	(47)	(43)
Total Exelon and Generation	$(204)	$(317)	$(169)

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of December 31, 2019, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 91%-94% and 61%-64% for 2020 and 2021, respectively.
Proprietary Trading (Commodity Price Risk)
Generation also executes commodity derivatives for proprietary trading purposes. Proprietary trading includes all contracts executed with the intent of benefiting from shifts or changes in market prices as opposed to those executed with the intent of hedging or managing risk. Gains and losses associated with proprietary trading are reported as Operating revenues in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows. For the years ended December 31, 2019, 2018 and 2017, net pre-tax commodity mark-to-market gains (losses) for Exelon and Generation were not material. The Utility Registrants do not execute derivatives for proprietary trading purposes.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation utilize interest rate swaps, which are treated as economic hedges, to manage their interest rate exposure. On July 1, 2018, Exelon de-designated its fair value hedges related to interest rate risk and Generation de-designated its cash flow hedges related to interest rate risk. The notional amounts were $1,269 million and $1,420 million at December 31, 2019 and 2018, respectively, for Exelon and $569 million and $620 million at December 31, 2019 and 2018, respectively, for Generation.
Generation utilizes foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, which are treated as economic hedges. The notional amounts were $231 million and $268 million at December 31, 2019 and 2018, respectively.
The mark-to-market derivative assets and liabilities as of December 31, 2019 and 2018 and the mark-to-market gains (losses) for the years ended December 31, 2019, 2018 and 2017 were not material for Exelon and Generation.
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

Note 15 — Derivative Financial Instruments

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
The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of December 31, 2019. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below exclude credit risk exposure from individual retail counterparties, nuclear fuel procurement contracts and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX and Nodal commodity exchanges.

Rating as of December 31, 2019	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$877	$20	$857	—	$—
Non-investment grade	79	63	16
No external ratings
Internally rated — investment grade	218	—	218
Internally rated — non-investment grade	139	23	116
Total	$1,313	$106	$1,207	—	$—

Net Credit Exposure by Type of Counterparty	As of December 31, 2019
Financial institutions	$9
Investor-owned utilities, marketers, power producers	930
Energy cooperatives and municipalities	235
Other	33
Total	$1,207
__________

(a)
As of December 31, 2019, credit collateral held from counterparties where Generation had credit exposure included $25 million of cash and $81 million of letters of credit. The credit collateral does not include non-liquid collateral.

Utility Registrants. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of December 31, 2019, the Utility Registrants’ counterparty credit risk with suppliers was immaterial.
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

Note 15 — Derivative Financial Instruments

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
The aggregate fair value of all derivative instruments with credit-risk related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

	As of December 31,
Credit-Risk Related Contingent Features	2019	2018
Gross fair value of derivative contracts containing this feature(a)	$(956)	$(1,723)
Offsetting fair value of in-the-money contracts under master netting arrangements(b)	649	1,105
Net fair value of derivative contracts containing this feature(c)	$(307)	$(618)
__________

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk-related contingent features ignoring the effects of master netting agreements.

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

As of December 31, 2019 and 2018, Exelon and Generation posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	As of December 31,
	2019	2018
Cash collateral posted	$982	$418
Letters of credit posted	264	367
Cash collateral held	103	47
Letters of credit held	112	44
Additional collateral required in the event of a credit downgrade below investment grade	1,509	2,104

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
PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE, and DPL’s credit rating. As of December 31, 2019, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE or DPL lost their investment grade credit rating as of December 31, 2019, they could have been required to post incremental collateral to its counterparties of $44 million, $50 million, and $11 million, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

16. Debt and Credit Agreements (All Registrants)
Short-Term Borrowings
Exelon Corporate, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the Exelon intercompany money pool. Pepco, DPL, and ACE meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the PHI intercompany money pool. PHI Corporate meets its short-term liquidity requirements primarily through the issuance of short-term notes and the Exelon intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
Commercial Paper
The following table reflects the Registrants' commercial paper programs supported by the revolving credit agreements and bilateral credit agreements at December 31, 2019 and 2018:

	Maximum Program Size at December 31,		Outstanding Commercial Paper at December 31,		Average Interest Rate on Commercial Paper Borrowings for the Year Ended December 31,
Commercial Paper Issuer	2019(a)(b)(c)	2018(a)(b)(c)	2019	2018	2019	2018
Exelon(d)	$9,000	$9,000	$870	$89	2.25%	2.15%
Generation	5,300	5,300	320	—	1.84%	1.96%
ComEd	1,000	1,000	130	—	2.38%	2.14%
PECO	600	600	—	—	2.39%	2.24%
BGE	600	600	76	35	2.46%	2.18%
PHI	900	900	208	54	N/A	N/A
Pepco	300	300	82	40	2.56%	2.24%
DPL	300	300	56	—	2.02%	2.07%
ACE	300	300	70	14	2.43%	2.21%
__________

(a)
Excludes $1,400 million and $545 million in bilateral credit facilities at December 31, 2019 and 2018, respectively, and $159 million in credit facilities for project finance at December 31, 2019 and 2018, respectively. These credit facilities do not back Generation's commercial paper program.

(b)
At December 31, 2019, excludes $142 million of credit facility agreements arranged at minority and community banks at Generation, ComEd, PECO, BGE, Pepco, DPL and ACE with aggregate commitments of $44 million, $33 million, $33 million, $8 million, $8 million, $8 million and $8 million, respectively. These facilities expire on October 9, 2020. These facilities are solely utilized to issue letters of credit. At December 31, 2018, excludes $135 million of credit facility agreements arranged at minority and community banks at Generation, ComEd, PECO, BGE, Pepco, DPL and ACE with aggregate commitments of $49 million, $33 million, $34 million, $5 million, $5 million, $5 million, and $5 million, respectively.

(c)
Pepco, DPL and ACE's revolving credit facility has the ability to flex to $500 million, $500 million, and $350 million, respectively. The borrowing capacity may be increased or decreased during the term of the facility, except that (i) the sum of the borrowing capacity must equal the total amount of the facility, and (ii) the aggregate amount of credit used at any given time by each of Pepco, DPL or ACE may not exceed $900 million or the maximum amount of short-term debt the company is permitted to have outstanding by its regulatory authorities. The total number of the borrowing reallocations may not exceed eight per year during the term of the facility.

(d)
Includes revolving credit agreement at Exelon Corporate with a maximum program size of $600 million at both December 31, 2019 and 2018, respectively. Exelon Corporate had $136 million of outstanding commercial paper at December 31, 2019 and no outstanding commercial paper at the end of 2018.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

At December 31, 2019, the Registrants had the following aggregate bank commitments, credit facility borrowings and available capacity under their respective credit facilities:

					Available Capacity at December 31, 2019
Borrower	Facility Type	Aggregate Bank Commitment(a)	Facility Draws	Outstanding Letters of Credit	Actual	To Support Additional Commercial Paper(b)
Exelon(b)	Syndicated Revolver / Bilaterals / Project Finance	$10,559	$—	$1,443	$9,116	$7,353
Generation	Syndicated Revolver	5,300	—	769	4,531	4,211
Generation	Bilaterals	1,400	—	545	855	—
Generation	Project Finance	159	—	120	39	—
ComEd	Syndicated Revolver	1,000	—	2	998	868
PECO	Syndicated Revolver	600	—	—	600	600
BGE	Syndicated Revolver	600	—	—	600	524
PHI	Syndicated Revolver	900	—	—	900	692
Pepco	Syndicated Revolver	300	—	—	300	218
DPL	Syndicated Revolver	300	—	—	300	244
ACE	Syndicated Revolver	300	—	—	300	230
__________

(a)
Excludes $142 million of credit facility agreements arranged at minority and community banks at Generation, ComEd, PECO, BGE, Pepco, DPL and ACE with aggregate commitments of $44 million, $33 million, $33 million, $8 million, $8 million, $8 million and $8 million, respectively. These facilities expire on October 9, 2020. These facilities are solely utilized to issue letters of credit. As of December 31, 2019, letters of credit issued under these facilities totaled $5 million, $5 million, $2 million for Generation, ComEd, and BGE, respectively.

(b)
Includes $600 million aggregate bank commitment related to Exelon Corporate. Exelon Corporate had $6 million and $9 million outstanding letters of credit at December 31, 2019 and 2018, respectively. Exelon Corporate had $458 million in available capacity to support additional commercial paper at December 31, 2019.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

The following tables present the short-term borrowings activity for Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE during 2019 and 2018.

December 31, 2019	Exelon(a)	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Average borrowings	$472	$13	$236	$—	$103	N/A	$45	$21	$51
Maximum borrowings outstanding	890	357	465	21	298	N/A	144	125	180
Average interest rates, computed on a daily basis	2.25%	1.84%	2.38%	2.39%	2.46%	N/A	2.56%	2.02%	2.43%
Average interest rates, at December 31	2.25%	1.84%	2.38%	2.39%	2.46%	N/A	2.56%	2.02%	2.43%

December 31, 2018	Exelon(a)	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Average borrowings	$531	$37	$154	$68	$65	N/A	$22	$87	$95
Maximum borrowings outstanding	1,237	583	520	350	239	N/A	90	245	210
Average interest rates, computed on a daily basis	2.21%	1.96%	2.14%	2.24%	2.18%	N/A	2.24%	2.07%	2.21%
Average interest rates, at December 31	2.15%	1.96%	2.14%	2.24%	2.18%	N/A	2.24%	2.07%	2.21%
__________

(a)
Includes $3 million and $4 million average borrowings related to Exelon Corporate at December 31, 2019 and 2018, respectively. Exelon Corporate had $144 million and $95 million maximum borrowings outstanding at December 31, 2019 and 2018, with 1.92% and 1.93% average interest rates computed on a daily basis for 2019 and 2018, and 1.92% and 1.93% average interest rates at December 31, 2019 and 2018, respectively.

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
Revolving Credit Agreements
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

Bilateral Credit Agreements
The following table reflects the bilateral credit agreements at December 31, 2019:

Registrant	Date Initiated	Latest Amendment Date	Maturity Date(a)	Amount
Generation(b)	October 26, 2012	October 24, 2019	October 24, 2020	$200
Generation(c)	January 11, 2013	January 4, 2019	March 1, 2021	100
Generation(c)	January 5, 2016	January 4, 2019	April 5, 2021	150
Generation(c)	February 21, 2019	N/A	March 31, 2021	100
Generation(c)	October 25, 2019	N/A	N/A	200
Generation(c)	October 25, 2019	N/A	N/A	100
Generation(c)	November 20, 2019	N/A	N/A	300
Generation(c)	November 21, 2019	N/A	November 21, 2020	150
Generation(c)	November 21, 2019	N/A	November 21, 2021	100
__________

(a)
Credit facilities that do not contain a maturity date are specific to the agreements set within each contract. In some instances, credit facilities are automatically renewed based on the contingency standards set within the specific agreement.

(b)
Bilateral credit facility relates to CENG, which is incorporated within Generation, and supports the issuance of letters of credit and funding for working capital and does not back Generation's commercial paper program.

(c)	Bilateral credit agreements solely support the issuance of letters of credit and do not back Generation's commercial paper program.
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

If any registrant loses its investment grade rating, the maximum adders for prime rate borrowings and LIBOR-based rate borrowings would be 65 basis points and 165 basis points. The credit agreements also require the borrower to pay a facility fee based upon the aggregate commitments. The fee varies depending upon the respective credit ratings of the borrower.
Variable Rate Demand Bonds
DPL has outstanding obligations in respect of Variable Rate Demand Bonds (VRDB). VRDBs are subject to repayment on the demand of the holders and, for this reason, are accounted for as short-term debt in accordance with GAAP. However, these bonds may be converted to a fixed-rate, fixed-term option to establish a maturity which corresponds to the date of final maturity of the bonds. On this basis, PHI views VRDBs as a source of long-term financing. As of both December 31, 2019 and December 31, 2018, $79 million in variable rate demand bonds issued by DPL were outstanding and are included in the Long-term debt due within one year in Exelon's, PHI's and DPL's Consolidated Balance Sheet.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

Long-Term Debt
The following tables present the outstanding long-term debt at the Registrants as of December 31, 2019 and 2018:
Exelon

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
First mortgage bonds(a)	1.70%	-	7.90%	2020 - 2049	$17,486	$16,496
Senior unsecured notes	2.45%	-	7.60%	2020 - 2046	10,685	11,285
Unsecured notes	2.40%	-	6.35%	2021 - 2049	3,300	2,900
Pollution control notes	2.50%	-	2.70%	2025 - 2036	412	435
Nuclear fuel procurement contracts			3.15%	2020	3	39
Notes payable and other	2.53%	-	7.99%	2020 - 2053	154	188
Junior subordinated notes			3.50%	2022	1,150	1,150
Long-term software licensing agreement			3.95%	2024	55	73
Unsecured Tax-Exempt Bonds(b)	1.63%	-	5.40%	2022 - 2031	222	112
Medium-Terms Notes (unsecured)	7.61%	-	7.72%	2027	10	22
Transition bonds			5.55%	2023	40	59
Loan Agreement			2.00%	2023	50	50
Nonrecourse debt:
Fixed rates	2.29%	-	6.00%	2031 - 2037	1,182	1,253
Variable rates	3.18%	-	4.91%	2020 - 2024	811	849
Total long-term debt					35,560	34,911
Unamortized debt discount and premium, net					(72)	(66)
Unamortized debt issuance costs					(214)	(216)
Fair value adjustment					765	795
Long-term debt due within one year					(4,710)	(1,349)
Long-term debt					$31,329	$34,075
Long-term debt to financing trusts(c)
Subordinated debentures to ComEd Financing III			6.35%	2033	$206	$206
Subordinated debentures to PECO Trust III	6.75%	-	7.38%	2028	81	81
Subordinated debentures to PECO Trust IV			5.75%	2033	103	103
Total long-term debt to financing trusts					390	390
Unamortized debt issuance costs					—	—
Long-term debt to financing trusts					$390	$390
__________

(a)
Substantially all of ComEd’s assets other than expressly excepted property and substantially all of PECO’s, Pepco's, DPL's and ACE's assets are subject to the liens of their respective mortgage indentures.

(b)
Bond amount totaling $110 million was previously disclosed within the first mortgage bonds line item, as it was classified as a secured tax-exempt bond. In 2019, the callable bond was reissued as an unsecured tax-exempt bond, and is presented as such within this section.

(c)	Amounts owed to these financing trusts are recorded as Long-term debt to financing trusts within Exelon’s Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

Generation

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
Senior unsecured notes	2.95%	-	7.60%	2020 - 2042	$5,420	$6,019
Pollution control notes	2.50%	-	2.70%	2025 - 2036	412	435
Nuclear fuel procurement contracts			3.15%	2020	3	39
Notes payable and other	2.53%	-	4.26%	2020 - 2028	115	164
Nonrecourse debt:
Fixed rates	2.29%	-	6.00%	2031 - 2037	1,182	1,253
Variable rates	3.18%	-	4.91%	2020 - 2024	811	849
Total long-term debt					7,943	8,759
Unamortized debt discount and premium, net					(5)	(6)
Unamortized debt issuance costs					(42)	(51)
Fair value adjustment					78	91
Long-term debt due within one year					(3,182)	(906)
Long-term debt					$4,792	$7,887

ComEd

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
First mortgage bonds(a)	2.55%	-	6.45%	2020 - 2049	$8,578	$8,179
Notes payable and other			7.49%	2053	8	8
Total long-term debt					8,586	8,187
Unamortized debt discount and premium, net					(27)	(23)
Unamortized debt issuance costs					(68)	(63)
Long-term debt due within one year					(500)	(300)
Long-term debt					$7,991	$7,801
Long-term debt to financing trust(b)
Subordinated debentures to ComEd Financing III			6.35%	2033	$206	$206
Total long-term debt to financing trusts					206	206
Unamortized debt issuance costs					(1)	(1)
Long-term debt to financing trusts					$205	$205
__________

(a)	Substantially all of ComEd’s assets, other than expressly excepted property, are subject to the lien of its mortgage indenture.

(b)	Amount owed to this financing trust is recorded as Long-term debt to financing trust within ComEd’s Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

PECO

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
First mortgage bonds(a)	1.70%	-	5.95%	2021 - 2049	$3,400	$3,075
Loan Agreement			2.00%	2023	50	50
Total long-term debt					3,450	3,125
Unamortized debt discount and premium, net					(21)	(18)
Unamortized debt issuance costs					(24)	(23)
Long-term debt					$3,405	$3,084
Long-term debt to financing trusts(b)
Subordinated debentures to PECO Trust III	6.75%	-	7.38%	2028	$81	$81
Subordinated debentures to PECO Trust IV			5.75%	2033	103	103
Long-term debt to financing trusts					$184	$184
__________

(a)	Substantially all of PECO’s assets are subject to the lien of its mortgage indenture.

(b)	Amounts owed to this financing trust are recorded as Long-term debt to financing trusts within PECO’s Consolidated Balance Sheets.
BGE

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
Unsecured notes	2.40%	-	6.35%	2021 - 2049	$3,300	$2,900
Total long-term debt					3,300	2,900
Unamortized debt discount and premium, net					(9)	(6)
Unamortized debt issuance costs					(21)	(18)
Long-term debt					$3,270	$2,876

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

PHI

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
First mortgage bonds(a)	1.76%	-	7.90%	2021 - 2049	$5,508	$5,242
Senior unsecured notes			7.45%	2032	185	185
Unsecured Tax-Exempt Bonds(b)	1.63%	-	5.40%	2022 - 2031	222	112
Medium-terms notes (unsecured)	7.61%	-	7.72%	2027	10	22
Transition bonds(c)			5.55%	2023	40	59
Notes payable and other	3.54%	-	7.99%	2021 - 2027	30	16
Total long-term debt					5,995	5,636
Unamortized debt discount and premium, net					4	4
Unamortized debt issuance costs					(19)	(14)
Fair value adjustment					583	633
Long-term debt due within one year					(103)	(125)
Long-term debt					$6,460	$6,134
_________

(a)	Substantially all of Pepco's, DPL's, and ACE's assets are subject to the lien of its respective mortgage indenture.

(b)
Bond amount totaling $110 million was previously disclosed within the first mortgage bonds line item, as it was classified as a secured tax-exempt bond. In 2019, the callable bond was reissued as an unsecured tax-exempt bond, and is presented as such within this section.

(c)	Transition bonds are recorded as part of Long-term debt within ACE's Consolidated Balance Sheets.

Pepco

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
First mortgage bonds(a)	3.05%	-	7.90%	2022 - 2048	$2,775	$2,735
Unsecured Tax-Exempt Bonds(b)			1.70%	2022	110	—
Notes payable and other	3.54%	-	7.99%	2021 - 2027	12	16
Total long-term debt					2,897	2,751
Unamortized debt discount and premium, net					2	2
Unamortized debt issuance costs					(35)	(34)
Long-term debt due within one year					(2)	(15)
Long-term debt					$2,862	$2,704
__________

(a)	Substantially all of Pepco's assets are subject to the lien of its respective mortgage indenture.

(b)
Bond amount totaling $110 million was previously disclosed within the first mortgage bonds line item, as it was classified as a secured tax-exempt bond. In 2019, the callable bond was reissued as an unsecured tax-exempt bond, and is presented as such within this section.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

DPL

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
First mortgage bonds(a)	1.76%	-	4.27%	2023 - 2049	$1,446	$1,370
Unsecured Tax-Exempt Bonds	1.63%	-	5.40%	2024 - 2031	112	112
Medium-terms notes (unsecured)	7.61%	-	7.72%	2027	10	22
Other			3.54%	2027	10	—
Total long-term debt					1,578	1,504
Unamortized debt discount and premium, net					1	2
Unamortized debt issuance costs					(12)	(12)
Long-term debt due within one year					(80)	(91)
Long-term debt					$1,487	$1,403
__________

(a)	Substantially all of DPL's assets are subject to the lien of its respective mortgage indenture.

ACE

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
First mortgage bonds(a)	3.38%	-	6.80%	2021 - 2049	$1,287	$1,137
Transition bonds(b)			5.55%	2023	40	59
Other			3.54%	2027	8	—
Total long-term debt					$1,335	$1,196
Unamortized debt discount and premium, net					(1)	(1)
Unamortized debt issuance costs					(7)	(7)
Long-term debt due within one year					(20)	(18)
Long-term debt					$1,307	$1,170
__________

(a)	Substantially all of ACE's assets are subject to the lien of its respective mortgage indenture.

(b)	Maturities of ACE's Transition Bonds outstanding at December 31, 2019 are $19 million in 2020 and $21 million in 2021.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

Long-term debt maturities at Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE in the periods 2020 through 2024 and thereafter are as follows:

Year	Exelon		Generation	ComEd		PECO		BGE	PHI	Pepco	DPL	ACE
2020	$4,710		$3,182	$500		$—		$—	$103	$2	$80	$20
2021	1,517		2	350		300		300	265	2	2	261
2022	3,088		1,024	—		350		250	314	311	2	1
2023	855		1	—		50		300	504	1	502	1
2024	1,596		792	250		—		—	553	401	1	151
Thereafter	24,184	(a)	2,942	7,691	(b)	2,934	(c)	2,450	4,256	2,180	991	901
Total	$35,950		$7,943	$8,791		$3,634		$3,300	$5,995	$2,897	$1,578	$1,335
__________

(a)	Includes $390 million due to ComEd and PECO financing trusts.

(b)	Includes $206 million due to ComEd financing trust.

(c)	Includes $184 million due to PECO financing trusts.

Debt Covenants
As of December 31, 2019, the Registrants are in compliance with debt covenants, except for Antelope Valley's nonrecourse debt event of default as discussed below.
Nonrecourse Debt
Exelon and Generation have issued nonrecourse debt financing, in which approximately $2.8 billion of generating assets have been pledged as collateral at December 31, 2019. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default. If a specific project financing entity does not maintain compliance with its specific nonrecourse debt financing covenants, there could be a requirement to accelerate repayment of the associated debt or other borrowings earlier than the stated maturity dates. In these instances, if such repayment was not satisfied, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to satisfy its associated debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives.
Antelope Valley Solar Ranch One. In December 2011, the DOE Loan Programs Office issued a guarantee for up to $646 million for a nonrecourse loan from the Federal Financing Bank to support the financing of the construction of the Antelope Valley facility. The project became fully operational in 2014. The loan will mature on January 5, 2037. Interest rates on the loan were fixed upon each advance at a spread of 37.5 basis points above U.S. Treasuries of comparable maturity. The advances were completed as of December 31, 2015 and the outstanding loan balance will bear interest at an average blended interest rate of 2.82%. As of December 31, 2019, approximately $485 million was outstanding. In addition, Generation has issued letters of credit to support its equity investment in the project. As of December 31, 2019, Generation had $38 million in letters of credit outstanding related to the project. In 2017, Generation’s interests in Antelope Valley were also contributed to and are pledged as collateral for the EGR IV financing structure referenced below.
Antelope Valley sells all of its output to PG&E through a PPA. On January 29, 2019, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code, which created an event of default for Antelope Valley’s nonrecourse debt that provides the lender with a right to accelerate amounts outstanding under the loan such that they would become immediately due and payable. As a result of the ongoing event of default and the absence of a waiver from the lender foregoing their acceleration rights, the debt was reclassified as current in Exelon’s and Generation’s Consolidated Balance Sheets in the first quarter of 2019 and continues to be classified as current as of December 31, 2019. Further, distributions from Antelope Valley to EGR IV are currently suspended.
Continental Wind.    In September 2013, Continental Wind, LLC (Continental Wind), an indirect subsidiary of Exelon and Generation, completed the issuance and sale of $613 million senior secured notes. Continental Wind owns

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 16 — Debt and Credit Agreements

and operates a portfolio of wind farms in Idaho, Kansas, Michigan, Oregon, New Mexico and Texas with a total net capacity of 667MW. The net proceeds were distributed to Generation for its general business purposes. The notes are scheduled to mature on February 28, 2033. The notes bear interest at a fixed rate of 6.00% with interest payable semi-annually. As of December 31, 2019, $447 million was outstanding.
In addition, Continental Wind entered into a $131 million letter of credit facility and $10 million working capital revolver facility. Continental Wind has issued letters of credit to satisfy certain of its credit support and security obligations. As of December 31, 2019, the Continental Wind letter of credit facility had $115 million in letters of credit outstanding related to the project.
In 2017, Generation’s interests in Continental Wind were contributed to EGRP. Refer to Note 22 - Variable Interest Entities for additional information on EGRP.
Renewable Power Generation.    In March 2016, RPG, an indirect subsidiary of Exelon and Generation, issued $150 million aggregate principal amount of a nonrecourse senior secured notes.  The net proceeds were distributed to Generation for paydown of long term debt obligations at Sacramento PV Energy and Constellation Solar Horizons and for general business purposes.  The loan is scheduled to mature on March 31, 2035.  The term loan bears interest at a fixed rate of 4.11% payable semi-annually.  As of December 31, 2019, $106 million was outstanding.
In 2017, Generation’s interests in Renewable Power Generation were contributed to EGRP. Refer to Note 22 - Variable Interest Entities for additional information on EGRP.
SolGen.    In September 2016, SolGen, LLC (SolGen), an indirect subsidiary of Exelon and Generation, issued $150 million aggregate principal amount of a nonrecourse senior secured notes.  The net proceeds were distributed to Generation for general business purposes.  The loan is scheduled to mature on September 30, 2036.  The term loan bears interest at a fixed rate of 3.93% payable semi-annually.  As of December 31, 2019, $131 million was outstanding. In 2017, Generation’s interests in SolGen were also contributed to and are pledged as collateral for the EGR IV financing structure referenced below.
ExGen Renewables IV.    In November 2017, EGR IV, an indirect subsidiary of Exelon and Generation, entered into an $850 million nonrecourse senior secured term loan credit facility agreement. Generation’s interests in EGRP, Antelope Valley, SolGen, and Albany Green Energy were all contributed to and are pledged as collateral for this financing. The net proceeds of $785 million, after the initial funding of $50 million for debt service and liquidity reserves as well as deductions for original discount and estimated costs, fees and expenses incurred in connection with the execution and delivery of the credit facility agreement, were distributed to Generation for general corporate purposes. The $50 million of debt service and liquidity reserves was treated as restricted cash in Exelon’s and Generation’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The loan is scheduled to mature on November 28, 2024. The term loan bears interest at a variable rate equal to LIBOR + 3%, subject to a 1% LIBOR floor with interest payable quarterly. As of December 31, 2019, $796 million was outstanding. In addition to the financing, EGR IV entered into interest rate swaps with an initial notional amount of $636 million at an interest rate of 2.32% to manage a portion of the interest rate exposure in connection with the financing.
Although Antelope Valley’s debt is in default, it is nonrecourse to EGR IV. However, if in the future Antelope Valley were to file for bankruptcy protection as a result of events culminating from PG&E’s bankruptcy proceedings this would represent an event of default for EGR IV’s debt that would provide the lender with an opportunity to accelerate EGR IV’s debt. See Note 22 - Variable Interest Entities for additional information on EGRP.

17. Fair Value of Financial Assets and Liabilities (All Registrants)
Exelon measure and records fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Note 17 — Fair Value of Financial Assets and Liabilities

•	Level 3 — unobservable inputs, such as internally developed pricing models or third-party valuations for the asset or liability due to little or no market activity for the asset or liability.
Fair Value of Financial Liabilities Recorded at the Carrying Amount
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of December 31, 2019 and 2018. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented on their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	December 31, 2019				December 31, 2018
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$36,039	$37,453	$2,580	$40,033	$35,424	$33,711	$2,158	$35,869
Generation	7,974	7,304	1,366	8,670	8,793	7,467	1,443	8,910
ComEd	8,491	9,848	—	9,848	8,101	8,390	—	8,390
PECO	3,405	3,868	50	3,918	3,084	3,157	50	3,207
BGE	3,270	3,649	—	3,649	2,876	2,950	—	2,950
PHI	6,563	5,902	1,164	7,066	6,259	5,436	665	6,101
Pepco	2,864	3,198	388	3,586	2,719	2,901	196	3,097
DPL	1,567	1,408	311	1,719	1,494	1,303	193	1,496
ACE	1,327	1,026	464	1,490	1,188	987	275	1,262
Long-Term Debt to Financing Trusts(a)
Exelon	$390	$—	$428	$428	$390	$—	$400	$400
ComEd	205	—	227	227	205	—	209	209
PECO	184	—	201	201	184	—	191	191
SNF Obligation
Exelon	$1,199	$1,055	$—	$1,055	$1,171	$949	$—	$949
Generation	1,199	1,055	—	1,055	1,171	949	—	949
________
(a) Includes unamortized debt issuance costs which are not fair valued. Refer to Note 16 — Debt and Credit Agreements for each Registrants’ unamortized debt issuance costs.
Exelon uses the following methods and assumptions to estimate fair value of financial liabilities recorded at carrying cost:

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

Type	Level	Registrants	Valuation
Long-term debt, including amounts due within one year
Taxable Debt Securities	2	All
The fair value is determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. Exelon obtains credit spreads based on trades of existing Exelon debt securities as well as other issuers in the utility sector with similar credit ratings. The yields are then converted into discount rates of various tenors that are used for discounting the respective cash flows of the same tenor for each bond or note.

Variable Rate Financing Debt	2	Exelon, Generation, DPL	Debt rates are reset on a regular basis and the carrying value approximates fair value.
Taxable Private Placement Debt Securities	3	Exelon, Pepco, DPL, ACE
Rates are obtained similar to the process for taxable debt securities. Due to low trading volume and qualitative factors such as market conditions, low volume of investors and investor demand, these debt securities are Level 3.

Government Backed Fixed Rate Project Financing Debt	3	Exelon, Generation
The fair value is similar to the process for taxable debt securities. Due to the lack of market trading data on similar debt, the discount rates are derived based on the original loan interest rate spread to the applicable U.S. Treasury rate as well as a current market curve derived from government-backed securities.

Non-Government Backed Fixed Rate Nonrecourse Debt	3	Exelon, Generation, Pepco
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

Long Term Debt to Financing Trusts	3	Exelon, ComEd, PECO
Fair value is based on publicly traded securities issued by the financing trusts. Due to low trading volume of these securities and qualitative factors, such as market conditions, investor demand, and circumstances related to each issue, this debt is classified as Level 3.

SNF Obligation	2	Exelon, Generation
The carrying amount is derived from a contract with the DOE to provide for disposal of SNF from Generation’s nuclear generating stations. When determining the fair value of the obligation, the future carrying amount of the SNF obligation is calculated by compounding the current book value of the SNF obligation at the 13-week U.S. Treasury rate. The compounded obligation amount is discounted back to present value using Generation’s discount rate, which is calculated using the same methodology as described above for the taxable debt securities, and an estimated maturity date of 2030.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2019 and 2018:

	Exelon					Generation
As of December 31, 2019	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$639	$—	$—	$—	$639	$214	$—	$—	$—	$214
NDT fund investments
Cash equivalents(b)	365	87	—	—	452	365	87	—	—	452
Equities	3,353	1,753	—	1,388	6,494	3,353	1,753	—	1,388	6,494
Fixed income
Corporate debt	—	1,469	257	—	1,726	—	1,469	257	—	1,726
U.S. Treasury and agencies	1,808	131	—	—	1,939	1,808	131	—	—	1,939
Foreign governments	—	42	—	—	42	—	42	—	—	42
State and municipal debt	—	90	—	—	90	—	90	—	—	90
Other(c)	—	33	—	953	986	—	33	—	953	986
Fixed income subtotal	1,808	1,765	257	953	4,783	1,808	1,765	257	953	4,783
Private credit	—	—	254	508	762	—	—	254	508	762
Private equity	—	—	—	402	402	—	—	—	402	402
Real estate	—	—	—	607	607	—	—	—	607	607
NDT fund investments subtotal(d)	5,526	3,605	511	3,858	13,500	5,526	3,605	511	3,858	13,500
Rabbi trust investments
Cash equivalents	50	—	—	—	50	4	—	—	—	4
Mutual funds	81	—	—	—	81	25	—	—	—	25
Fixed income	—	12	—	—	12	—	—	—	—	—
Life insurance contracts	—	78	41	—	119	—	25	—	—	25
Rabbi trust investments subtotal	131	90	41	—	262	29	25	—	—	54
Commodity derivative assets
Economic hedges	768	2,491	1,485	—	4,744	768	2,491	1,485	—	4,744
Proprietary trading	—	37	60	—	97	—	37	60	—	97
Effect of netting and allocation of collateral(e)(f)	(908)	(2,162)	(588)	—	(3,658)	(908)	(2,162)	(588)	—	(3,658)
Commodity derivative assets subtotal	(140)	366	957	—	1,183	(140)	366	957	—	1,183
Total assets	6,156	4,061	1,509	3,858	15,584	5,629	3,996	1,468	3,858	14,951

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of December 31, 2019	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(1,071)	(2,855)	(1,228)	—	(5,154)	(1,071)	(2,855)	(927)	—	(4,853)
Proprietary trading	—	(34)	(15)	—	(49)	—	(34)	(15)	—	(49)
Effect of netting and allocation of collateral(e)(f)	1,071	2,714	802	—	4,587	1,071	2,714	802	—	4,587
Commodity derivative liabilities subtotal	—	(175)	(441)	—	(616)	—	(175)	(140)	—	(315)
Deferred compensation obligation	—	(147)	—	—	(147)	—	(41)	—	—	(41)
Total liabilities	—	(322)	(441)	—	(763)	—	(216)	(140)	—	(356)
Total net assets	$6,156	$3,739	$1,068	$3,858	$14,821	$5,629	$3,780	$1,328	$3,858	$14,595

	Exelon					Generation
As of December 31, 2018	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$1,243	$—	$—	$—	$1,243	$581	$—	$—	$—	$581
NDT fund investments
Cash equivalents(b)	252	86	—	—	338	252	86	—	—	338
Equities	2,918	1,591	—	1,381	5,890	2,918	1,591	—	1,381	5,890
Fixed income
Corporate debt	—	1,593	230	—	1,823	—	1,593	230	—	1,823
U.S. Treasury and agencies	2,081	99	—	—	2,180	2,081	99	—	—	2,180
Foreign governments	—	50	—	—	50	—	50	—	—	50
State and municipal debt	—	149	—	—	149	—	149	—	—	149
Other(c)	—	30	—	846	876	—	30	—	846	876
Fixed income subtotal	2,081	1,921	230	846	5,078	2,081	1,921	230	846	5,078
Private credit	—	—	313	367	680	—	—	313	367	680
Private equity	—	—	—	329	329	—	—	—	329	329
Real estate	—	—	—	510	510	—	—	—	510	510
NDT fund investments subtotal(d)	5,251	3,598	543	3,433	12,825	5,251	3,598	543	3,433	12,825

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of December 31, 2018	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Rabbi trust investments
Cash equivalents	48	—	—	—	48	5	—	—	—	5
Mutual funds	72	—	—	—	72	24	—	—	—	24
Fixed income	—	15	—	—	15	—	—	—	—	—
Life insurance contracts	—	70	38	—	108	—	22	—	—	22
Rabbi trust investments subtotal	120	85	38	—	243	29	22	—	—	51
Commodity derivative assets
Economic hedges	541	2,760	1,470	—	4,771	541	2,760	1,470	—	4,771
Proprietary trading	—	69	77	—	146	—	69	77	—	146
Effect of netting and allocation of collateral(e)(f)	(582)	(2,357)	(732)	—	(3,671)	(582)	(2,357)	(732)	—	(3,671)
Commodity derivative assets subtotal	(41)	472	815	—	1,246	(41)	472	815	—	1,246
Total assets	6,573	4,155	1,396	3,433	15,557	5,820	4,092	1,358	3,433	14,703
Liabilities
Commodity derivative liabilities
Economic hedges	(642)	(2,963)	(1,276)	—	(4,881)	(642)	(2,963)	(1,027)	—	(4,632)
Proprietary trading	—	(73)	(21)	—	(94)	—	(73)	(21)	—	(94)
Effect of netting and allocation of collateral(e)(f)	639	2,581	808	—	4,028	639	2,581	808	—	4,028
Commodity derivative liabilities subtotal	(3)	(455)	(489)	—	(947)	(3)	(455)	(240)	—	(698)
Deferred compensation obligation	—	(137)	—	—	(137)	—	(35)	—	—	(35)
Total liabilities	(3)	(592)	(489)	—	(1,084)	(3)	(490)	(240)	—	(733)
Total net assets	$6,570	$3,563	$907	$3,433	$14,473	$5,817	$3,602	$1,118	$3,433	$13,970
__________

(a)
Exelon excludes cash of $373 million and $458 million at December 31, 2019 and 2018, respectively, and restricted cash of $110 million and $80 million at December 31, 2019 and 2018, respectively, and includes long-term restricted cash of $177 million and $185 million at December 31, 2019 and 2018, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. Generation excludes cash of $177 million and $283 million at December 31, 2019 and 2018, respectively and restricted cash of $58 million and $39 million at December 31, 2019 and 2018, respectively.

(b)
Includes $90 million and $50 million of cash received from outstanding repurchase agreements at December 31, 2019 and 2018, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (d) below.

(c)
Includes derivative instruments of $2 million and $44 million, which have a total notional amount of $724 million and $1,432 million at December 31, 2019 and 2018, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of the company's exposure to credit or market loss.

(d)
Excludes net liabilities of $147 million and $130 million at December 31, 2019 and 2018, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.

(e)
Collateral posted/(received) from counterparties totaled $163 million, $551 million and $214 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2019. Collateral posted/(received) from

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

counterparties totaled $57 million, $224 million and $76 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2018.

(f)	Of the collateral posted/(received), $511 million and $(94) million represents variation margin on the exchanges as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, Generation has outstanding commitments to invest in fixed income, private credit, private equity and real estate investments of approximately $85 million, $166 million, $375 million and $427 million, respectively. These commitments will be funded by Generation’s existing NDT funds.
Exelon and Generation hold investments without readily determinable fair values with carrying amounts of $69 million as of December 31, 2019. Changes were immaterial in fair value, cumulative adjustments and impairments for the year ended December 31, 2019.

	ComEd				PECO				BGE
As of December 31, 2019	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$280	$—	$—	$280	$15	$—	$—	$15	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	8	—	—	8	8	—	—	8
Life insurance contracts	—	—	—	—	—	11	—	11	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	8	11	—	19	8	—	—	8
Total assets	280	—	—	280	23	11	—	34	8	—	—	8
Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(9)	—	(9)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(301)	(301)	—	—	—	—	—	—	—	—
Total liabilities	—	(8)	(301)	(309)	—	(9)	—	(9)	—	(5)	—	(5)
Total net assets (liabilities)	$280	$(8)	$(301)	$(29)	$23	$2	$—	$25	$8	$(5)	$—	$3

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	ComEd				PECO				BGE
As of December 31, 2018	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$209	$—	$—	$209	$111	$—	$—	$111	$4	$—	$—	$4
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	6	—	—	6
Life insurance contracts	—	—	—	—	—	10	—	10	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	7	10	—	17	6	—	—	6
Total assets	209	—	—	209	118	10	—	128	10	—	—	10
Liabilities
Deferred compensation obligation	—	(6)	—	(6)	—	(10)	—	(10)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(249)	(249)	—	—	—	—	—	—	—	—
Total liabilities	—	(6)	(249)	(255)	—	(10)	—	(10)	—	(5)	—	(5)
Total net assets (liabilities)	$209	$(6)	$(249)	$(46)	$118	$—	$—	$118	$10	$(5)	$—	$5
__________

(a)
ComEd excludes cash of $90 million and $93 million at December 31, 2019 and 2018 and restricted cash of $33 million and $28 million at December 31, 2019 and 2018, respectively, and includes long-term restricted cash of $163 million and $166 million at December 31, 2019 and 2018, respectively which is reported in Other deferred debits in the Consolidated Balance Sheets.  PECO excludes cash of $12 million and $24 million at December 31, 2019 and 2018, respectively.  BGE excludes cash of $24 million and $7 million at December 31, 2019 and 2018, respectively, and restricted cash of $1 million and $2 million at December 31, 2019 and 2018, respectively.

(b)
The Level 3 balance consists of the current and noncurrent liability of $32 million and $269 million, respectively, at December 31, 2019, and $26 million and $223 million, respectively, at December 31, 2018, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

	As of December 31, 2019				As of December 31, 2018
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$124	$—	$—	$124	$147	$—	$—	$147
Rabbi trust investments
Cash equivalents	44	—	—	44	42	—	—	42
Mutual Funds	14	—	—	14	13	—	—	13
Fixed income	—	12	—	12	—	15	—	15
Life insurance contracts	—	24	41	65	—	22	38	60
Rabbi trust investments subtotal(b)	58	36	41	135	55	37	38	130
Total assets	182	36	41	259	202	37	38	277
Liabilities
Deferred compensation obligation	—	(19)	—	(19)	—	(21)	—	(21)
Total liabilities	—	(19)	—	(19)	—	(21)	—	(21)
Total net assets	$182	$17	$41	$240	$202	$16	$38	$256

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2019	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$34	$—	$—	$34	$—	$—	$—	$—	$16	$—	$—	$16
Rabbi trust investments
Cash equivalents	43	—	—	43	—	—	—	—	—	—	—	—
Fixed income	—	2	—	2	—	—	—	—	—	—	—	—
Life insurance contracts	—	24	41	65	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	43	26	41	110	—	—	—	—	—	—	—	—
Total assets	77	26	41	144	—	—	—	—	16	—	—	16
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$77	$24	$41	$142	$—	$—	$—	$—	$16	$—	$—	$16

	Pepco				DPL				ACE
As of December 31, 2018	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$38	$—	$—	$38	$16	$—	$—	$16	$23	$—	$—	$23
Rabbi trust investments
Cash equivalents	41	—	—	41	—	—	—	—	—	—	—	—
Fixed income	—	5	—	5	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	37	59	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	41	27	37	105	—	—	—	—	—	—	—	—
Total assets	79	27	37	143	16	—	—	16	23	—	—	23
Liabilities
Deferred compensation obligation	—	(3)	—	(3)	—	(1)	—	(1)	—	—	—	—
Total liabilities	—	(3)	—	(3)	—	(1)	—	(1)	—	—	—	—
Total net assets	$79	$24	$37	$140	$16	$(1)	$—	$15	$23	$—	$—	$23
__________

(a)
PHI excludes cash of $57 million and $39 million at December 31, 2019 and 2018, respectively, and includes long term restricted cash of $14 million and $19 million at December 31, 2019 and 2018, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.  Pepco excludes cash of $29 million and $15 million at December 31, 2019 and 2018, respectively. DPL excludes cash of $13 million and $8 million at December 31, 2019 and 2018, respectively. ACE excludes cash of $12 million and $7 million at December 31, 2019 and 2018, respectively, and includes long-term restricted cash of $14 million and $19 million at December 31, 2019 and 2018, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2019 and 2018:

	Exelon	Generation				ComEd		PHI and Pepco
For the year ended December 31, 2019	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of January 1, 2019	$907	$543	$575		$1,118	$(249)		$38	$—
Total realized / unrealized gains (losses)
Included in net income	(23)	5	(31)	(a)	(26)	—		3	—
Included in noncurrent payables to affiliates	—	34	—		34	—		—	(34)
Included in regulatory assets/liabilities	(18)	—	—		—	(52)	(b)	—	34
Change in collateral	138	—	138		138	—		—	—
Purchases, sales, issuances and settlements
Purchases	176	44	132		176	—		—	—
Sales	(23)	(21)	(2)		(23)	—		—	—
Settlements	(89)	(94)	5		(89)	—		—	—
Transfers into Level 3	5	—	5	(c)	5	—		—	—
Transfers out of Level 3	(5)	—	(5)	(c)	(5)	—		—	—
Balance as of December 31, 2019	$1,068	$511	$817		$1,328	$(301)		$41	$—
The amount of total gains (losses) included in income attributed to the change in unrealized (losses) gains related to assets and liabilities held as of December 31, 2019	$359	$5	$351		$356	$—		$3	$—

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	Exelon	Generation				ComEd		PHI and Pepco
For the year ended December 31, 2018	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of January 1, 2018	$966	$648	$552		$1,200	$(256)		$22	$—
Total realized / unrealized gains (losses)
Included in net income	(101)	—	(105)	(a)	(105)	—		4	—
Included in noncurrent payables to affiliates	—	(1)	—		(1)	—		—	1
Included in regulatory assets/liabilities	6	—	—		—	7	(b)	—	(1)
Change in collateral	(5)	—	(5)		(5)	—		—	—
Purchases, sales, issuances and settlements
Purchases	226	36	190		226	—		—	—
Sales	(4)	—	(4)		(4)	—		—	—
Settlements	(123)	(140)	5		(135)	—		12	—
Transfers into Level 3	(22)	—	(22)	(c)	(22)	—		—	—
Transfers out of Level 3	(36)	—	(36)	(c)	(36)	—		—	—
Balance as of December 31, 2018	$907	$543	$575		$1,118	$(249)		$38	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities held as of December 31, 2018	$160	$(5)	$165		$160	$—		$—	$—
__________

(a)
Includes a reduction for the reclassification of $377 million and $265 million of realized gains due to the settlement of derivative contracts for the years ended December 31, 2019 and 2018, respectively.

(b)
Includes $78 million of decreases in fair value and an increase for realized losses due to settlements of $26 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the year ended December 31, 2019. Includes $24 million of decreases in fair value and an increase for realized losses due to settlements of $17 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the year ended December 31, 2018.

(c)
Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the years ended December 31, 2019 and 2018:

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total gains (losses) included in net income for the year ended December 31, 2019	$219	$(245)	$3	$5	$219	$(245)	$5	$3
Change in the unrealized gains (losses) relating to assets and liabilities held for the year ended December 31, 2019	546	(195)	3	5	546	(195)	5	3

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total (losses) gains included in net income for the year ended December 31, 2018	$(7)	$(93)	$4	$3	$(7)	$(93)	$3	$4
Change in the unrealized gains (losses) relating to assets and liabilities held for the year ended December 31, 2018	144	21	—	(2)	144	21	(2)	—
Valuation Techniques Used to Determine Fair Value
Cash Equivalents (All Registrants). Investments with original maturities of three months or less when purchased, including mutual and money market funds, are considered cash equivalents. The fair values are based on observable market prices and, therefore, are included in the recurring fair value measurements hierarchy as Level 1.
NDT Fund Investments (Exelon and Generation). The trust fund investments have been established to satisfy Generation’s and CENG's nuclear decommissioning obligations as required by the NRC. The NDT funds hold debt and equity securities directly and indirectly through commingled funds and mutual funds, which are included in equities and fixed income. Generation’s and CENG's NDT fund investments policies outline investment guidelines for the trusts and limit the trust funds’ exposures to investments in highly illiquid markets and other alternative investments, including private credit, private equity and real estate. Investments with maturities of three months or less when purchased, including certain short-term fixed income securities are considered cash equivalents and included in the recurring fair value measurements hierarchy as Level 1 or Level 2.
Equities. These investments consist of individually held equity securities, equity mutual funds and equity commingled funds in domestic and foreign markets. With respect to individually held equity securities, the trustees obtain prices from pricing services, whose prices are generally obtained from direct feeds from market exchanges, which Exelon and Generation are able to independently corroborate. Equity securities held individually, including real estate investment trusts, rights and warrants, are primarily traded on exchanges that contain only actively traded securities due to the volume trading requirements imposed by these exchanges. The equity securities that are held directly by the trust funds are valued based on quoted prices in active markets and categorized as Level 1. Certain equity securities have been categorized as Level 2 because they are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities. Certain private placement equity securities are categorized as Level 3 because they are not publicly traded and are priced using significant unobservable inputs.
Equity commingled funds and mutual funds are maintained by investment companies, and fund investments are held in accordance with a stated set of fund objectives. The values of some of these funds are publicly quoted. For mutual funds which are publicly quoted, the funds are valued based on quoted prices in active markets and have been categorized as Level 1. For equity commingled funds and mutual funds which are not publicly quoted, the fund administrators value the funds using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities and are not classified within the fair value hierarchy. These investments typically can be redeemed monthly or more frequently, with 30 or less days of notice and without further restrictions.
Fixed income. For fixed income securities, which consist primarily of corporate debt securities, U.S. government securities, foreign government securities, municipal bonds, asset and mortgage-backed securities, commingled funds, mutual funds and derivative instruments, the trustees obtain multiple prices from pricing vendors whenever possible, which enables cross-provider validations in addition to checks for unusual daily movements. A primary price source is identified based on asset type, class or issue for each security. With respect to individually held fixed income securities, the trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the portfolio managers challenge an assigned price and the trustees determine that another price source is considered to be preferable. Exelon and Generation have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, Exelon and Generation selectively corroborate the fair values of securities by comparison to other market-based price sources. Investments in U.S. Treasury securities have been categorized as Level 1 because they trade in highly-liquid and transparent markets. Certain private placement fixed income securities have been categorized as Level 3 because they are priced using certain significant unobservable inputs and are typically illiquid. The remaining fixed income securities, including certain other fixed income investments,

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized as Level 2.
Other fixed income investments primarily consist of fixed income commingled funds and mutual funds, which are maintained by investment companies and hold fund investments in accordance with a stated set of fund objectives. The values of some of these funds are publicly quoted. For mutual funds which are publicly quoted, the funds are valued based on quoted prices in active markets and have been categorized as Level 1. For fixed income commingled funds and mutual funds which are not publicly quoted, the fund administrators value the funds using the NAV per fund share, derived from the quoted prices in active markets of the underlying securities and are not classified within the fair value hierarchy. These investments typically can be redeemed monthly or more frequently, with 30 or less days of notice and without further restrictions.
Derivative instruments. These instruments, consisting primarily of futures and swaps to manage risk, are recorded at fair value.  Over-the-counter derivatives are valued daily based on quoted prices in active markets and trade in open markets, and have been categorized as Level 1.  Derivative instruments other than over-the-counter derivatives are valued based on external price data of comparable securities and have been categorized as Level 2.
Private credit. Private credit investments primarily consist of investments in private debt strategies. These investments are generally less liquid assets with an underlying term of 3 to 5 years and are intended to be held to maturity.  The fair value of these investments is determined by the fund manager or administrator and include unobservable inputs such as cost, operating results, and discounted cash flows. Private credit investments held directly by Exelon and Generation are categorized as Level 3 because they are based largely on inputs that are unobservable and utilize complex valuation models. Private credit fund investments with multiple investors are not classified within the fair value hierarchy because their fair value is determined using NAV or its equivalent as a practical expedient.
Private equity. These investments include those in limited partnerships that invest in operating companies that are not publicly traded on a stock exchange such as leveraged buyouts, growth capital, venture capital, distressed investments and investments in natural resources. Private equity valuations are reported by the fund manager and are based on the valuation of the underlying investments, which include unobservable inputs such as cost, operating results, discounted future cash flows and market based comparable data. The fair value of private equity investments is determined using NAV or its equivalent as a practical expedient, and therefore, these investments are not classified within the fair value hierarchy.
Real estate. These investments are funds with a direct investment in pools of real estate properties. These funds are valued by investment managers on a periodic basis using pricing models that use independent appraisals from sources with professional qualifications. These valuation inputs are not highly observable. The fair value of real estate investments is determined using NAV or its equivalent as a practical expedient, and therefore, these investments are not classified within the fair value hierarchy.
Generation evaluated its NDT portfolios for the existence of significant concentrations of credit risk as of December 31, 2019. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2019, there were no significant concentrations (generally defined as greater than 10 percent) of risk in Generation's NDT assets.
See Note 9 — Asset Retirement Obligations for additional information on the NDT fund investments. See Note 14 — Retirement Benefits for the valuation techniques used for hedge fund investments.
Rabbi Trust Investments (Exelon, Generation, PECO, BGE, PHI, Pepco, DPL and ACE). The Rabbi trusts were established to hold assets related to deferred compensation plans existing for certain active and retired members of Exelon’s executive management and directors. The Rabbi trusts' assets are included in investments in the Registrants’ Consolidated Balance Sheets and consist primarily of money market funds, mutual funds, fixed income securities and life insurance policies. Money market funds and mutual funds are publicly quoted and have been categorized as Level 1 given the clear observability of the prices. The fair values of fixed income securities are based on evaluated prices that reflect observable market information, such as actual trade information or similar securities, adjusted for observable differences and are categorized in Level 2. The life insurance policies are valued using the cash surrender value of the policies, net of loans against those policies, which is provided by a third-party. Certain life insurance policies, which consist primarily of mutual funds that are priced based on observable market

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

data, have been categorized as Level 2 because the life insurance policies can be liquidated at the reporting date for the value of the underlying assets. Life insurance policies that are valued using unobservable inputs have been categorized as Level 3, where the fair value is determined based on the cash surrender value of the policy, which contains unobservable inputs and assumptions. Because Exelon relies on its third-party insurance provider to develop the inputs without adjustment for the valuations of its Level 3 investments, quantitative information about significant unobservable inputs used in valuing these investments is not reasonably available to Exelon. Therefore, Exelon has not disclosed such inputs.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

For commodity derivatives, the primary input to the valuation models is the forward commodity price curve for each instrument. Forward commodity price curves are derived by risk management for liquid locations and by the traders and portfolio managers for illiquid locations. All locations are reviewed and verified by risk management considering published exchange transaction prices, executed bilateral transactions, broker quotes, and other observable or public data sources. The relevant forward commodity curve used to value each of the derivatives depends on a number of factors, including commodity type, delivery location, and delivery period. Price volatility varies by commodity and location. When appropriate, Generation discounts future cash flows using risk free interest rates with adjustments to reflect the credit quality of each counterparty for assets and Generation’s own credit quality for liabilities. The level of observability of a forward commodity price varies generally due to the delivery location and delivery period. Certain delivery locations including PJM West Hub (for power) and Henry Hub (for natural gas) are more liquid and prices are observable for up to three years in the future. The observability period of volatility is generally shorter than the underlying power curve used in option valuations. The forward curve for a less liquid location is estimated by using the forward curve from the liquid location and applying a spread to represent the cost to transport the commodity to the delivery location. This spread does not typically represent a majority of the instrument’s market price. As a result, the change in fair value is closely tied to liquid market movements and not a change in the applied spread. The change in fair value associated with a change in the spread is generally immaterial. An average spread calculated across all Level 3 power and gas delivery locations is approximately $2.22 and $0.54 for power and natural gas, respectively. Many of the commodity derivatives are short term in nature and thus a majority of the fair value may be based on observable inputs even though the contract as a whole must be classified as Level 3.
On December 17, 2010, ComEd entered into several 20-year floating to fixed energy swap contracts with unaffiliated suppliers for the procurement of long-term renewable energy and associated RECs. See Note 15 — Derivative Financial Instruments for additional information. The fair value of these swaps has been designated as a Level 3 valuation due to the long tenure of the positions and internal modeling assumptions. The modeling assumptions include using natural gas heat rates to project long term forward power curves adjusted by a renewable factor that incorporates time of day and seasonality factors to reflect accurate renewable energy pricing. In addition, marketability reserves are applied to the positions based on the tenor and supplier risk.
See Note 15 — Derivative Financial Instruments for additional information on mark-to-market derivatives.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 17 — Fair Value of Financial Assets and Liabilities

The following table presents the significant inputs to the forward curve used to value these positions:

Type of trade	Fair Value at December 31, 2019	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	2019 Range			2018 Range
Mark-to-market derivatives—Economic hedges (Exelon and Generation)(a)(b)	$558	$443	Discounted Cash Flow	Forward power price	$9	-	$180	$12	-	$174
				Forward gas price	$0.83	-	$10.72	$0.78	-	$12.38
			Option Model	Volatility percentage	8%	-	236%	10%	-	277%

Mark-to-market derivatives—Proprietary trading (Exelon and Generation)(a)(b)	$45	$56	Discounted Cash Flow	Forward power price	$25	-	$180	$14	-	$174

Mark-to-market derivatives (Exelon and ComEd)	$(301)	$(249)	Discounted Cash Flow	Forward heat rate(c)	9X	-	10X	10X	-	11X
				Marketability reserve	3%	-	7%	4%	-	8%
				Renewable factor	91%	-	123%	86%	-	120%
______

(a)	The valuation techniques, unobservable inputs and ranges are the same for the asset and liability positions.

(b)	The fair values do not include cash collateral posted on level three positions of $214 million and $76 million as of December 31, 2019 and December 31, 2018, respectively.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies

18. Commitments and Contingencies (All Registrants)
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL and ACE as of December 31, 2019:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	$101	$79	$65	$8	$6
_________

(a)	Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.
In addition, Exelon is committed to develop or to assist in the commercial development of approximately 37 MWs of new solar generation in Maryland, District of Columbia, and Delaware at an estimated cost of approximately $127 million, which will generate future earnings at Exelon and Generation. Investment costs, which are expected to be primarily capital in nature, are recognized as incurred and recorded in Exelon's and Generation's financial statements. As of December 31, 2019, 27 MWs of new generation were developed and Exelon and Generation have incurred costs of $120 million. Exelon has also committed to purchase 100 MWs of wind energy in PJM. DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DPSC in March 2019. The third and final 40 MW wind REC tranche will be conducted in 2022.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies

Commercial Commitments (All Registrants). The Registrants' commercial commitments as of December 31, 2019, representing commitments potentially triggered by future events, were as follows:

		Expiration within
Exelon	Total	2020	2021	2022	2023	2024	2025 and beyond
Letters of credit	$1,455	$1,314	$141	$—	$—	$—	$—
Surety bonds(a)	855	809	46	—	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	26	2	2	4	3	6	10
Total commercial commitments	$2,714	$2,125	$189	$4	$3	$6	$388

Generation
Letters of credit	$1,440	$1,302	$138	$—	$—	$—	$—
Surety bonds(a)	670	662	8	—	—	—	—
Total commercial commitments	$2,110	$1,964	$146	$—	$—	$—	$—

ComEd
Letters of credit	$7	$7	$—	$—	$—	$—	$—
Surety bonds(a)	50	48	2	—	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$257	$55	$2	$—	$—	$—	$200

PECO
Surety bonds(a)	$9	$9	$—	$—	$—	$—	$—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$187	$9	$—	$—	$—	$—	$178

BGE
Letters of credit	$2	$2	$—	$—	$—	$—	$—
Surety bonds(a)	3	3	—	—	—	—	—
Total commercial commitments	$5	$5	$—	$—	$—	$—	$—

PHI
Surety bonds(a)	$21	$21	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	26	2	2	4	3	6	10
Total commercial commitments	$47	$23	$2	$4	$3	$6	$10

Pepco
Surety bonds(a)	$14	$14	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	9	—	—	1	1	2	5
Total commercial commitments	$23	$14	$—	$1	$1	$2	$5

DPL
Surety bonds(a)	$4	$4	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	11	1	1	2	1	3	3
Total commercial commitments	$15	$5	$1	$2	$1	$3	$3

ACE
Surety bonds(a)	$3	$3	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	1	1	1	1	1	2
Total commercial commitments	$10	$4	$1	$1	$1	$1	$2

_________

(a)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies

(b)
Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $69 million guaranteed by Exelon and PHI, of which $23 million, $29 million and $18 million is guaranteed by Pepco, DPL and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

Nuclear Insurance (Exelon and Generation)
Generation is subject to liability, property damage and other risks associated with major incidents at any of its nuclear stations. Generation has mitigated its financial exposure to these risks through insurance and other industry risk-sharing provisions.
The Price-Anderson Act was enacted to ensure the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities and to limit the liability of nuclear reactor owners for such claims from any single incident. As of December 31, 2019, the current liability limit per incident is $13.9 billion and is subject to change to account for the effects of inflation and changes in the number of licensed reactors at least once every five years with the last adjustment effective November 1, 2018. In accordance with the Price-Anderson Act, Generation maintains financial protection at levels equal to the amount of liability insurance available from private sources through the purchase of private nuclear energy liability insurance for public liability claims that could arise in the event of an incident. Effective January 1, 2017, the required amount of nuclear energy liability insurance purchased is $450 million for each operating site. Claims exceeding that amount are covered through mandatory participation in a financial protection pool, as required by the Price Anderson-Act, which provides the additional $13.5 billion per incident in funds available for public liability claims. Participation in this secondary financial protection pool requires the operator of each reactor to fund its proportionate share of costs for any single incident that exceeds the primary layer of financial protection. Exelon’s share of this secondary layer would be approximately $2.9 billion, however any amounts payable under this secondary layer would be capped at $434 million per year.
In addition, the U.S. Congress could impose revenue-raising measures on the nuclear industry to pay public liability claims exceeding the $13.9 billion limit for a single incident.
As part of the execution of the NOSA on April 1, 2014, Generation executed an Indemnity Agreement pursuant to which Generation agreed to indemnify EDF and its affiliates against third-party claims that may arise from any future nuclear incident (as defined in the Price-Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this indemnity. See Note 22 — Variable Interest Entities for additional information on Generation’s operations relating to CENG.
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
NEIL may declare distributions to its members as a result of favorable operating experience. In recent years, NEIL has made distributions to its members, but Generation cannot predict the level of future distributions or if they will continue at all. Generation's portion of the annual distribution declared by NEIL is estimated to be $136 million for 2019, and was $58 million and $60 million for 2018 and 2017, respectively. In addition, in March 2018, NEIL declared a supplemental distribution. Generation's portion of the supplemental distribution declared by NEIL was $31 million. The distributions were recorded as a reduction to Operating and maintenance expense within Exelon and Generation’s Consolidated Statements of Operations and Comprehensive Income.
Premiums paid to NEIL by its members are also subject to a potential assessment for adverse loss experience in the form of a retrospective premium obligation. NEIL has never assessed this retrospective premium since its formation in 1973, and Generation cannot predict the level of future assessments, if any. The current maximum aggregate annual retrospective premium obligation for Generation is approximately $334 million. NEIL requires its members to maintain an investment grade credit rating or to ensure collectability of their annual retrospective premium obligation by providing a financial guarantee, letter of credit, deposit premium, or some other means of assurance.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies

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
Spent Nuclear Fuel Obligation (Exelon and Generation)
Under the NWPA, the DOE is responsible for the development of a geologic repository for and the disposal of SNF and high-level radioactive waste. As required by the NWPA, Generation is a party to contracts with the DOE (Standard Contracts) to provide for disposal of SNF from Generation’s nuclear generating stations. In accordance with the NWPA and the Standard Contracts, Generation historically had paid the DOE one mill ($0.001) per kWh of net nuclear generation for the cost of SNF disposal. Due to the lack of a viable disposal program, the DOE reduced the SNF disposal fee to zero in May 2014. Until a new fee structure is in effect, Exelon and Generation will not accrue any further costs related to SNF disposal fees. This fee may be adjusted prospectively to ensure full cost recovery.
Generation currently assumes the DOE will begin accepting SNF in 2030 and uses that date for purposes of estimating the nuclear decommissioning asset retirement obligations. The SNF acceptance date assumption is based on management’s estimates of the amount of time required for DOE to select a site location and develop the necessary infrastructure for long-term SNF storage.
The NWPA and the Standard Contracts required the DOE to begin taking possession of SNF generated by nuclear generating units by no later than January 31, 1998. The DOE, however, failed to meet that deadline and its performance is expected to be delayed significantly. In August 2004, Generation and the DOJ, in close consultation with the DOE, reached a settlement under which the government agreed to reimburse Generation, subject to certain damage limitations based on the extent of the government’s breach, for costs associated with storage of SNF at Generation’s nuclear stations pending the DOE’s fulfillment of its obligations. Generation’s settlement agreement does not include FitzPatrick and FitzPatrick does not currently have a settlement agreement in place. Calvert Cliffs, Ginna and Nine Mile Point each have separate settlement agreements in place with the DOE which were extended during 2017 to provide for the reimbursement of SNF storage costs through December 31, 2019. Generation expects the terms for each of the settlement agreements to be extended during 2020 for another three years to cover SNF storage costs through December 31, 2022. Generation submits annual reimbursement requests to the DOE for costs associated with the storage of SNF. In all cases, reimbursement requests are made only after costs are incurred and only for costs resulting from DOE delays in accepting the SNF.
Under the settlement agreements, Generation has received cumulative cash reimbursements for costs incurred as follows:

	Total	Net(a)
Cumulative cash reimbursements	$1,288	$1,113
__________

(a)	Total after considering amounts due to co-owners of certain nuclear stations and to the former owner of Oyster Creek.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies

As of December 31, 2019 and 2018, the amount of SNF storage costs for which reimbursement has been or will be requested from the DOE under the DOE settlement agreements is as follows:

	December 31, 2019	December 31, 2018
DOE receivable - current(a)	$249	$124
DOE receivable - noncurrent(b)	30	15
Amounts owed to co-owners(a)(c)	(37)	(17)
__________

(a)	Recorded in Accounts receivable, other.

(b)	Recorded in Deferred debits and other assets, other.

(c)
Non-CENG amounts owed to co-owners are recorded in Accounts receivable, other.  CENG amounts owed to co-owners are recorded in Accounts payable. Represents amounts owed to the co-owners of Peach Bottom, Quad Cities, and Nine Mile Point Unit 2 generating facilities.

The Standard Contracts with the DOE also required the payment to the DOE of a one-time fee applicable to nuclear generation through April 6, 1983. The below table outlines the SNF liability recorded at Exelon and Generation as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Former ComEd units(a)	$1,075	$1,052
Fitzpatrick(b)	124	119
Total SNF Obligation	$1,199	$1,171
__________

(a)
ComEd previously elected to defer payment of the one-time fee of $277 million for its units (which are now part of Generation), with interest to the date of payment, until just prior to the first delivery of SNF to the DOE. The unfunded liabilities for SNF disposal costs, including the one-time fee, were transferred to Generation as part of Exelon’s 2001 corporate restructuring.

(b)
A prior owner of FitzPatrick elected to defer payment of the one-time fee of $34 million, with interest to the date of payment, for the FitzPatrick unit. As part of the FitzPatrick acquisition on March 31, 2017, Generation assumed a SNF liability for the DOE one-time fee obligation with interest related to FitzPatrick along with an offsetting asset, included in Other deferred debits and other assets, for the contractual right to reimbursement from NYPA, a prior owner of FitzPatrick, for amounts paid for the FitzPatrick DOE one-time fee obligation.

Interest for Exelon's and Generation's SNF liabilities accrues at the 13-week Treasury Rate. The 13-week Treasury Rate in effect for calculation of the interest accrual at December 31, 2019 was 1.551% for the deferred amount transferred from ComEd and 1.879% for the deferred FitzPatrick amount.
The following table summarizes sites for which Exelon and Generation do not have an outstanding SNF Obligation:

Description	Sites
Fees have been paid	Former PECO units, Clinton and Calvert Cliffs
Outstanding SNF Obligation remains with former owners	Nine Mile Point, Ginna and TMI
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

Note 18 — Commitments and Contingencies

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

•	ComEd has 21 sites that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2025.

•	PECO has 8 sites that are currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2022.

•	BGE has 4 sites that currently require some level of remediation and/or ongoing activity. BGE expects the majority of the remediation at these sites to continue through at least 2021.

•	DPL has 1 site that is currently under study and the required cost at the site is not expected to be material.
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
As of December 31, 2019 and 2018, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

	December 31, 2019		December 31, 2018
	Total environmental investigation and remediation reserve	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation reserve	Portion of total related to MGP investigation and remediation
Exelon	$478	$320	$496	$356
Generation	105	—	108	—
ComEd	304	303	329	327
PECO	19	17	27	25
BGE	2	—	5	4
PHI	48	—	27	—
Pepco	46	—	25	—
DPL	1	—	1	—
ACE	1	—	1	—

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies

In September 2018, the EPA issued its Record of Decision (ROD) Amendment for the selection of the final remedy. The ROD modified the EPA’s previously proposed plan for partial excavation of the radiological materials by reducing the depths of the excavation. The ROD also allows for variation in depths of excavation depending on radiological concentrations. The EPA and the PRPs have entered into a Consent Agreement to perform the Remedial Design, which is expected to be completed in the 2020 - 2021 time frame. In March 2019 the PRPs received Special Notice Letters from the EPA to perform the Remedial Action work. On October 8, 2019, Generation provided a non-binding good faith offer to conduct, or finance, a portion of the remedy, subject to certain conditions. The total estimated cost of the remedy, taking into account the current EPA technical requirements and the total costs expected to be incurred collectively by the PRPs in fully executing the remedy, is approximately $280 million, including cost escalation on an undiscounted basis, which would be allocated among the final group of PRPs. Generation has determined that a loss associated with the EPA’s partial excavation and enhanced landfill cover remedy is probable and has recorded a liability included in the table above, that reflects management’s best estimate of Cotter’s allocable share of the ultimate cost. Given the joint and several nature of this liability, the magnitude of Generation’s ultimate liability will depend on the actual costs incurred to implement the required remediation remedy as well as on the nature and terms of any cost-sharing arrangements with the final group of PRPs. Therefore, it is reasonably possible that the ultimate cost and Generation’s associated allocable share could differ significantly once these uncertainties are resolved, which could have a material impact on Exelon's and Generation's future financial statements.
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
In January 2018, the PRPs were advised by the EPA that it will begin an additional investigation and evaluation of groundwater conditions at the West Lake Landfill. In September 2018, the PRPs agreed to an Administrative Settlement Agreement and Order on Consent for the performance by the PRPs of the groundwater Remedial Investigation (RI)/Feasibility Study (FS). The purpose of this RI/FS is to define the nature and extent of any groundwater contamination from the West Lake Landfill site and evaluate remedial alternatives. Generation estimates the undiscounted cost for the groundwater RI/FS to be approximately $20 million. Generation determined a loss associated with the RI/FS is probable and has recorded a liability included in the table above that reflects management’s best estimate of Cotter’s allocable share of the cost among the PRPs. At this time Generation cannot predict the likelihood or the extent to which, if any, remediation activities may be required and therefore cannot estimate a reasonably possible range of loss for response costs beyond those associated with the RI/FS component. It is reasonably possible, however, that resolution of this matter could have a material, unfavorable impact on Exelon’s and Generation’s future financial statements.
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
Benning Road Site (Exelon, Generation, PHI and Pepco). In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site was formerly the location of a Pepco Energy Services electric generating facility, which was deactivated in June 2012. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. In December 2011, the U.S. District Court for the District of Columbia approved a Consent Decree entered into by Pepco and Pepco Energy Services with the DOEE, which

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies

requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15-acre portion of the adjacent Anacostia River.
Since 2013, Pepco and Pepco Energy Services (now Generation, pursuant to Exelon's 2016 acquisition of PHI) have been performing RI work and have submitted multiple draft RI reports to the DOEE. In September 2019, Pepco and Generation issued a draft “final” RI report which DOEE approved and on October 4, 2019 released this document for review and comment by the public. The 45 day comment period ended on November 18, 2019 and a public meeting was held by Pepco on November 2, 2019. Pepco and Generation will proceed to develop a FS to evaluate possible remedial alternatives for submission to DOEE. The Court has established a schedule for completion of the FS, and approval by the DOEE, by September 16, 2021.
DOEE will then prepare a Proposed Plan and issue a Record of Decision identifying any further response actions determined to be necessary, after considering public comment on the Proposed Plan. PHI, Pepco and Generation have determined that a loss associated with this matter is probable and have accrued an estimated liability, which is included in the table above.
Anacostia River Tidal Reach (Exelon, PHI and Pepco). Contemporaneous with the Benning Road site RI/FS being performed by Pepco and Generation, DOEE and the National Park Service have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-District of Columbia boundary line to the confluence of the Anacostia and Potomac Rivers. The river-wide RI incorporated the results of the river sampling performed by Pepco and Pepco Energy Services as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by DOEE’s contractor. DOEE asked Pepco, along with parties responsible for other sites along the river, to participate in a "Consultative Working Group" to provide input into the process for future remedial actions and to ensure proper coordination with the other river cleanup efforts currently underway, including cleanup of the river segment adjacent to the Benning Road site resulting from the Benning Road site RI/FS. In addition, the District of Columbia Council directed DOEE to form an official advisory committee made up of members of federal, state and local environmental regulators, community and environmental groups and various academic and technical experts to provide guidance and support to DOEE as the project progressed. This group, called the Anacostia Leadership Council, has met regularly since it was formed. Pepco has participated in the Consultative Working Group. In April 2018, DOEE released a draft RI report for public review and comment. Pepco submitted written comments to the draft RI and participated in a public hearing.
Pepco has determined that it is probable that costs for remediation will be incurred and recorded a liability in the third quarter 2019 for management’s best estimate of its share of those costs based on DOEE’s stated position following a series of meetings attended by representatives from the Anacostia Leadership Council and the Consultative Working Group. On December 27, 2019, DOEE released a Focused Feasibility Study (FFS) and a Proposed Plan (PP) for review and comment by the public which will be the basis for the Interim ROD, which is expected to be completed in September 2020. The FFS and PP are consistent with the DOEE’s stated position to follow an adaptive management approach which will allow several identified “hot spots” in the river to be addressed first while continuing to conduct studies and to monitor the river to evaluate improvements and determine potential future remediation plans. The adaptive management process chosen by DOEE is less intrusive, provides more long term environmental certainty, is less costly, and allows for site specific remediation plans already underway, including the plan for the Benning Road site to proceed to conclusion. The comment period ends on March 2, 2020 and a public meeting will be held on January 23, 2021. Pepco concluded that incremental exposure remains reasonably possible, however management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
In addition to the activities associated with the remedial process outlined above, there is a complementary statutory program that requires an assessment to determine if any natural resources have been damaged as a result of the contamination that is being remediated, and, if so, that a plan be developed by the federal, state and local Natural Resource Damage Trustees, who are defined by CERCLA as the responsible parties for the restoration or compensation for any loss of those resources from the environmental contaminants at the site. If natural resources cannot be restored, then compensation for the injury can be sought from the responsible parties. The assessment of Natural Resource Damages (NRD) typically takes place following cleanup because cleanups sometimes also effectively restore habitat. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of this process that often takes many years beyond the remedial decision to complete. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the very early stage of the assessment process, Pepco cannot reasonably estimate the range of loss.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 18 — Commitments and Contingencies

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
At December 31, 2019 and 2018, Exelon and Generation had recorded estimated liabilities of approximately $83 million and $79 million, respectively, in total for asbestos-related bodily injury claims. As of December 31, 2019, approximately $26 million of this amount related to 263 open claims presented to Generation, while the remaining $57 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether adjustments to the estimated liabilities are necessary.
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

Note 18 — Commitments and Contingencies

dividend restriction which requires ACE to obtain the prior approval of the NJBPU before dividends can be paid it its equity as a percent of its total capitalization, excluding securitization debt, falls below 30%. No such events have occurred.
City of Everett Tax Increment Financing Agreement (Exelon and Generation). On April 10, 2017, the City of Everett petitioned the Massachusetts Economic Assistance Coordinating Council (EACC) to revoke the 1999 tax increment financing agreement (TIF Agreement) relating to Mystic Units 8 and 9 on the grounds that the total investment in Mystic Units 8 and 9 materially deviates from the investment set forth in the TIF Agreement. On October 31, 2017, a three-member panel of the EACC conducted an administrative hearing on the City’s petition. On November 30, 2017, the hearing panel issued a tentative decision denying the City’s petition, finding that there was no material misrepresentation that would justify revocation of the TIF Agreement. On December 13, 2017, the tentative decision was adopted by the full EACC. On January 12, 2018, the City filed a complaint in Massachusetts Superior Court requesting, among other things, that the court set aside the EACC’s decision, grant the City’s request to decertify the Project and the TIF Agreement, and award the City damages for alleged underpaid taxes over the period of the TIF Agreement. On January 8, 2020, the Massachusetts Superior Court affirmed the decision of the EACC denying the City's petition. The deadline for appeal is March 9, 2020. Generation continues to believe that the City’s claim lacks merit. Accordingly, Generation has not recorded a liability for payment resulting from such a revocation, nor can Generation estimate a reasonably possible range of loss, if any, associated with any such revocation. Further, it is reasonably possible that property taxes assessed in future periods, including those following the expiration of the current TIF Agreement in 2020, could be material to Generation’s financial statements.
Subpoenas (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the U.S. Attorney's Office for the Northern District of Illinois requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it has also opened an investigation into their lobbying activities. Exelon and ComEd have cooperated fully and intend to continue to cooperate fully and expeditiously with the U.S. Attorney’s Office and the SEC. Exelon and ComEd cannot predict the outcome of the U.S. Attorney's Office or the SEC investigations. No loss contingency has been reflected in Exelon's and ComEd's consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss as these matters are subject to change.
Subsequent to Exelon announcing the receipt of the subpoenas, a putative class action lawsuit has been filed against Exelon and certain officers of Exelon and ComEd alleging misrepresentations or omissions by Exelon purporting to relate to matters that are the subject of the subpoenas and the SEC investigation. Exelon believes that these claims lack merit and intends to defend against them, and though the costs or any loss associated with the lawsuit cannot be reasonably estimated at this time, Exelon does not believe that the lawsuit will have a material adverse impact on Exelon’s or ComEd’s consolidated financial statements.
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 19 — Shareholders' Equity

19. Shareholders' Equity (Exelon and Utility Registrants)
ComEd Common Stock Warrants
The following table presents warrants outstanding to purchase ComEd common stock and shares of common stock reserved for the conversion of warrants. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

	December 31,
	2019	2018
Warrants outstanding	60,228	60,285
Common Stock reserved for conversion	20,076	20,095
Equity Securities Offering
In June 2014, Exelon issued $1.15 billion of junior subordinated notes in the form of 23 million equity units. In June 2017, Exelon settled the forward equity purchase contract on these equity units through issuance of 33 million shares of common stock from treasury stock, which triggered full dilution in the EPS calculation. Previously, the equity units were included in the calculation of diluted EPS using the treasury stock method.
Share Repurchases
There currently is no Exelon Board of Director authority to repurchase shares. Any previous shares repurchased are held as treasury shares, at cost, unless cancelled or reissued at the discretion of Exelon’s management.
Preferred and Preference Securities
The following table presents the Registrants' shares of preferred securities authorized, none of which are outstanding as of December 31, 2019 and 2018:

Preferred Securities Authorized
Exelon	100,000,000
ComEd	850,000
PECO	15,000,000
BGE	1,000,000
Pepco	6,000,000
ACE(a)	2,799,979
__________

(a)	Includes 799,979 shares of cumulative preferred stock and 2,000,000 of no-par preferred stock as of December 31, 2019 and 2018, respectively.
The following table presents ComEd's, BGE's and ACE's preference securities authorized, none of which are outstanding as of December 31, 2019 and 2018:

Preference Securities Authorized
ComEd - Cumulative preference securities	6,810,451
BGE(a)	6,500,000
ACE	3,000,000

__________

(a)	Includes 4,600,000 shares of unclassified preference securities and 1,900,000 shares of previously redeemed preference securities as of December 31, 2019 and 2018, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 19 — Shareholders' Equity

20. Stock-Based Compensation Plans (All Registrants)
Stock-Based Compensation Plans
Exelon grants stock-based awards through its LTIP, which primarily includes performance share awards, restricted stock units and stock options. At December 31, 2019, there were approximately 12 million shares authorized for issuance under the LTIP. For the years ended December 31, 2019, 2018 and 2017, exercised and distributed stock-based awards were primarily issued from authorized but unissued common stock shares.
The Registrants grant cash awards. The following table does not include expense related to these plans as they are not considered stock-based compensation plans under the applicable authoritative guidance.
The following table presents the stock-based compensation expense included in Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income. The Utility Registrants' stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was not material.

Exelon	Year Ended December 31,
Components of Stock-Based Compensation Expense	2019	2018	2017
Total stock-based compensation expense included in operating and maintenance expense	$77	$208	$191
Income tax benefit	(20)	(54)	(74)
Total after-tax stock-based compensation expense	$57	$154	$117
Generation
Components of Stock-Based Compensation Expense
Total stock-based compensation expense included in operating and maintenance expense	$37	$77	$88
Income tax benefit	(10)	(20)	(34)
Total after-tax stock-based compensation expense	$27	$57	$54

Exelon receives a tax deduction based on the intrinsic value of the award on the exercise date for stock options and the distribution date for performance share awards and restricted stock units. For each award, throughout the requisite service period, Exelon recognizes the tax benefit related to compensation costs. The following table presents information regarding Exelon’s realized tax benefit when distributed:

	Year Ended December 31,
	2019	2018	2017
Performance share awards	$41	$16	$29
Restricted stock units	24	28	35

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

Note 20 — Stock-Based Compensation Plans

For nonretirement-eligible employees, stock-based compensation costs are recognized over the vesting period of three years using the straight-line method. For performance share awards granted to retirement-eligible employees, the value of the performance shares is recognized ratably over the vesting period, which is the year of grant.
Exelon processes forfeitures as they occur for employees who do not complete the requisite service period.
The following table summarizes Exelon’s nonvested performance share awards activity:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2018(a)	3,403,228	$33.13
Granted	1,089,903	47.37
Change in performance	(799,618)	40.85
Vested	(1,610,146)	28.90
Forfeited	(25,249)	45.03
Undistributed vested awards(b)	(348,363)	48.82
Nonvested at December 31, 2019(a)	1,709,755	$39.21
__________

(a)	Excludes 2,017,870 and 3,586,259 of performance share awards issued to retirement-eligible employees as of December 31, 2019 and 2018, respectively, as they are fully vested.

(b)	Represents performance share awards that vested but were not distributed to retirement-eligible employees during 2019.
The following table summarizes the weighted average grant date fair value and the total fair value of performance share awards granted and settled.

	Year Ended December 31,
	2019 (a)	2018	2017
Weighted average grant date fair value (per share)	$47.37	$38.15	$35.00
Total fair value of performance shares settled	158	61	72
Total fair value of performance shares settled in cash	131	49	56
__________

(a)
As of December 31, 2019, $17 million of total unrecognized compensation costs related to nonvested performance shares are expected to be recognized over the remaining weighted-average period of 1.6 years.

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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 20 — Stock-Based Compensation Plans

The following table summarizes Exelon’s nonvested restricted stock unit activity:

	Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2018(a)	2,293,341	$35.06
Granted	902,857	45.65
Vested	(1,232,704)	32.83
Forfeited	(33,603)	39.01
Undistributed vested awards (b)	(431,178)	44.75
Nonvested at December 31, 2019(a)	1,498,713	$40.35
__________

(a)	Excludes 863,196 and 1,131,487 of restricted stock units issued to retirement-eligible employees as of December 31, 2019 and 2018, respectively, as they are fully vested.

(b)	Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2019.
The following table summarizes the weighted average grant date fair value and the total fair value of restricted stock units granted and vested.

	Year Ended December 31,
	2019 (a)	2018	2017
Weighted average grant date fair value (per share)	$45.65	$38.60	$34.98
Total fair value of restricted stock units vested	92	106	88
__________

(a)
As of December 31, 2019, $28 million of total unrecognized compensation costs related to nonvested restricted stock units are expected to be recognized over the remaining weighted-average period of 2.8 years.

Stock Options
Non-qualified stock options to purchase shares of Exelon’s common stock were granted through 2012 under the LTIP. The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of option grant. Stock options will expire no later than ten years from the date of grant.
At December 31, 2019 all stock options were vested and there were no unrecognized compensation costs.
The following table presents information with respect to stock option activity:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance of shares outstanding at December 31, 2018	4,027,652	$43.95	2.90	$14
Options exercised	(1,388,165)	42.25
Options expired	(750,442)	55.96
Balance of shares outstanding at December 31, 2019	1,889,045	$40.43	1.56	$10
Exercisable at December 31, 2019(a)	1,889,045	$40.43	1.56	$10
__________

(a)	Includes stock options issued to retirement eligible employees.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 20 — Stock-Based Compensation Plans

The following table summarizes additional information regarding stock options exercised:

	Year Ended December 31,
	2019	2018	2017
Intrinsic value(a)	$9	$12	$15
Cash received for exercise price	59	56	107
__________

(a)	The difference between the market value on the date of exercise and the option exercise price.
21. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Marketable Securities	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	AOCI of Investments Unconsolidated Affiliates (b)	Total
Balance at December 31, 2016	$(17)	$4	$(2,610)	$(30)	$(7)	$(2,660)
OCI before reclassifications	(1)	6	11	7	6	29
Amounts reclassified from AOCI	4	—	140	—	—	144
Net current-period OCI	3	6	151	7	6	173
Impact of adoption of Reclassification of Certain Tax Effects from AOCI(c)	—	—	(539)	—	—	(539)
Balance at December 31, 2017	$(14)	$10	$(2,998)	$(23)	$(1)	$(3,026)
OCI before reclassifications	11	—	(143)	(10)	1	(141)
Amounts reclassified from AOCI	1	—	181	—	—	182
Net current-period OCI	12	—	38	(10)	1	41
Impact of adoption of Recognition and Measurement of Financial Assets and Financial Liabilities standard(d)	—	(10)	—	—	—	(10)
Balance at December 31, 2018	$(2)	$—	$(2,960)	$(33)	$—	$(2,995)
OCI before reclassifications	—	—	(289)	6	(2)	(285)
Amounts reclassified from AOCI	—	—	84	—	2	86
Net current-period OCI	—	—	(205)	6	—	(199)
Balance at December 31, 2019	$(2)	$—	$(3,165)	$(27)	$—	$(3,194)
__________

(a)
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

(d)
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

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 21 — Changes in Accumulated Other Comprehensive Income

The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	For the Year Ended December 31,
	2019	2018	2017
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$23	$24	$36
Actuarial loss reclassified to periodic benefit cost	(52)	(86)	(128)
Pension and non-pension postretirement benefit plans valuation adjustment	100	50	13

22. Variable Interest Entities (Exelon, Generation, PHI and ACE)
At December 31, 2019 and 2018, Exelon, Generation, PHI and ACE collectively consolidated several VIEs or VIE groups for which the applicable Registrant was the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which the applicable Registrant does not have the power to direct the entities’ activities and, accordingly, was not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements of Exelon, Generation, PHI and ACE as of December 31, 2019 and 2018. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnotes to the table below, are such that creditors, or beneficiaries, do not have recourse to the general credit of Exelon, Generation, PHI and ACE.

	December 31, 2019				December 31, 2018
	Exelon(a)	Generation	PHI(a)	ACE	Exelon	Generation	PHI	ACE
Cash and cash equivalents	$163	$163	$—	$—	$414	$414	$—	$—
Restricted cash and cash equivalents	88	85	3	3	66	62	4	4
Accounts receivable, net
Customer	151	151	—	—	146	146	—	—
Other	39	39	—	—	23	23	—	—
Unamortized energy contract asset (b)	23	23	—	—	25	25	—	—
Inventories, net
Materials and supplies	227	227	—	—	212	212	—	—
Other current assets	32	31	1	—	52	49	3	—
Total current assets	723	719	4	3	938	931	7	4
Property, plant and equipment, net (c)	6,022	6,022	—	—	6,188	6,188	—	—
Nuclear decommissioning trust funds	2,741	2,741	—	—	2,351	2,351	—	—
Unamortized energy contract asset (b)	250	250	—	—	274	274	—	—
Other noncurrent assets	89	73	16	14	258	232	26	19
Total noncurrent assets	9,102	9,086	16	14	9,071	9,045	26	19
Total assets	$9,825	$9,805	$20	$17	$10,009	$9,976	$33	$23

Long-term debt due within one year	$544	$523	$21	$20	$87	$66	$21	$18
Accounts payable	106	106	—	—	96	96	—	—
Accrued expenses	70	70	—	—	73	72	1	1
Unamortized energy contract liabilities	8	8	—	—	15	15	—	—
Other current liabilities	3	3	—	—	3	3	—	—
Total current liabilities	731	710	21	20	274	252	22	19
Long-term debt	527	504	23	21	1,072	1,025	47	40
Asset retirement obligations (d)	2,128	2,128	—	—	2,165	2,165	—	—
Unamortized energy contract liabilities	1	1	—	—	1	1	—	—
Other noncurrent liabilities	89	89	—	—	42	42	—	—
Total noncurrent liabilities	2,745	2,722	23	21	3,280	3,233	47	40
Total liabilities	$3,476	$3,432	$44	$41	$3,554	$3,485	$69	$59
__________

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.

(b)	These are unrestricted assets to Exelon and Generation.

(c)	Exelon's and Generation's balances include unrestricted assets of $20 million and $43 million as of December 31, 2019 and 2018, respectively.

(d)	Exelon's and Generation's balances include liabilities with recourse of $3 million and $5 million as of December 31, 2019 and 2018, respectively.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Variable Interest Entities

As of December 31, 2019 and 2018, Exelon's and Generation's consolidated VIEs consist of:

Consolidated VIE or VIE groups:	Reason entity is a VIE:	Reason Generation is primary beneficiary:
CENG - A joint venture between Generation and EDF. Generation has a 50.01% equity ownership in CENG. See additional discussion below.	Disproportionate relationship between equity interest and operational control as a result of the Nuclear Operating Services Agreement (NOSA) described further below.	Generation conducts the operational activities.
EGRP - A collection of wind and solar project entities. Generation has a 51% equity ownership in EGRP. See additional discussion below.	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
Blue Stem Wind - A Tax Equity structure which is consolidated by EGRP. Generation is a minority interest holder.	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
Antelope Valley - A solar generating facility, which is 100% owned by Generation. Antelope Valley sells all of its output to PG&E through a PPA.	The PPA contract absorbs variability through a performance guarantee.	Generation conducts all activities.
Equity investment in distributed energy company - Generation has a 31% equity ownership. This distributed energy company has an interest in an unconsolidated VIE. (See Unconsolidated VIEs disclosure below).

Generation fully impaired this investment in the third quarter of 2019. See note 11- Asset Impairments for additional information.
	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
CENG - On April 1, 2014, Generation, CENG, and subsidiaries of CENG executed the NOSA pursuant to which Generation conducts all activities associated with the operations of the CENG fleet and provides corporate and administrative services to CENG and the CENG fleet for the remaining life of the CENG nuclear plants as if they were a part of the Generation nuclear fleet, subject to the CENG member rights of EDF. See Note 2 — Mergers, Acquisitions and Dispositions for additional information.
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

Note 22 — Variable Interest Entities

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
In 2017, Generation’s interests in EGRP were contributed to and are pledged for the ExGen Renewables IV non-recourse debt project financing structure. Refer to Note 16 — Debt and Credit Agreements for additional information on ExGen Renewables IV.
As of December 31, 2019 and 2018, Exelon's, PHI's and ACE's consolidated VIE consists of:

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
As of December 31, 2019 and 2018, Exelon and Generation had significant unconsolidated variable interests in several VIEs for which Exelon or Generation, as applicable, was not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.
The following table presents summary information about Exelon and Generation’s significant unconsolidated VIE entities:

	December 31, 2019			December 31, 2018
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$636	$443	$1,079	$597	$472	$1,069
Total liabilities(a)	33	227	260	37	222	259
Exelon's ownership interest in VIE(a)	—	191	191	—	223	223
Other ownership interests in VIE(a)	604	25	629	560	27	587
Registrants’ maximum exposure to loss:
Carrying amount of equity method investments	—	—	—	—	223	223
__________

(a)
These items represent amounts on the unconsolidated VIE balance sheets, not in Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 22 — Variable Interest Entities

For each of the unconsolidated VIEs, Exelon and Generation have assessed the risk of a loss equal to their maximum exposure to be remote and, accordingly, Exelon and Generation have not recognized a liability associated with any portion of the maximum exposure to loss.
As of December 31, 2019 and 2018, Exelon's and Generation's unconsolidated VIEs consist of:

Unconsolidated VIE groups:	Reason entity is a VIE:	Reason Generation is not the primary beneficiary:
Equity investments in distributed energy companies -

1) Generation has a 90% equity ownership in a distributed energy company.
2) Generation, via a consolidated VIE, has a 90% equity ownership in a distributed energy company (See Consolidated VIEs disclosure above).

Generation fully impaired this investment in the third quarter of 2019. See note 11- Asset Impairments for additional information.

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

	Taxes other than income taxes
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2019
Utility(a)	$881	$112	$242	$132	$90	$304	$286	$18	$—
Property	595	274	29	17	153	122	85	34	2
Payroll	232	115	27	15	17	24	7	4	2

For the year ended December 31, 2018
Utility(a)	$919	$114	$243	$131	$94	$337	$316	$21	$—
Property	557	273	30	15	143	94	58	32	3
Payroll	247	130	27	16	17	24	5	3	2

For the year ended December 31, 2017
Utility(a)	$898	$126	$240	$125	$89	$318	$300	$18	$—
Property	545	269	28	14	132	101	62	32	3
Payroll	230	121	26	15	15	26	6	4	2
__________

(a)
Generation’s utility tax represents gross receipts tax related to its retail operations and the Utility Registrants’ utility taxes represents municipal and state utility taxes and gross receipts taxes related to their operating revenues.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Supplemental Financial Information

	Other, Net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2019
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$297	$297	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	363	363	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory agreement units	795	795	—	—	—	—	—	—	—
Non-regulatory agreement units	411	411	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(876)	(876)	—	—	—	—	—	—	—
Decommissioning-related activities	990	990	—	—	—	—	—	—	—
AFUDC—Equity	85	—	17	13	21	34	25	4	5
Non-service net periodic benefit cost	13	—	—	—	—	—	—	—	—

For the year ended December 31, 2018
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$506	$506	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	302	302	—	—	—	—	—	—	—
Net unrealized losses on NDT funds
Regulatory agreement units	(715)	(715)	—	—	—	—	—	—	—
Non-regulatory agreement units	(483)	(483)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	171	171	—	—	—	—	—	—	—
Decommissioning-related activities	(219)	(219)	—	—	—	—	—	—	—
AFUDC—Equity	69	—	19	7	18	25	22	2	1
Non-service net periodic benefit cost	(47)	—	—	—	—	—	—	—	—

For the year ended December 31, 2017
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$488	$488	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	209	209	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory agreement units	455	455	—	—	—	—	—	—	—
Non-regulatory agreement units	521	521	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(724)	(724)	—	—	—	—	—	—	—
Decommissioning-related activities	949	949	—	—	—	—	—	—	—
AFUDC—Equity	73	—	12	9	16	36	23	7	6
Non-service net periodic benefit cost	(109)	—	—	—	—	—	—	—	—
__________

(a)	Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.

(b)
Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units, including the elimination of income taxes related to all NDT fund activity for those units. See Note 9 — Asset Retirement Obligations for additional information regarding the accounting for nuclear decommissioning.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Supplemental Financial Information

Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization and accretion
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2019
Property, plant and equipment	$3,665	$1,485	$886	$303	$359	$547	$239	$146	$123
Amortization of regulatory assets	528	—	147	30	143	207	135	38	34
Amortization of intangible assets, net	59	50	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(a)	21	21	—	—	—	—	—	—	—
Nuclear fuel(b)	1,016	1,016	—	—	—	—	—	—	—
ARO accretion(c)	491	491	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$5,780	$3,063	$1,033	$333	$502	$754	$374	$184	$157

For the year ended December 31, 2018
Property, plant and equipment	$3,740	$1,748	$820	$274	$335	$480	$218	$131	$94
Amortization of regulatory assets	555	—	120	27	148	260	167	51	42
Amortization of intangible assets, net	58	49	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(a)	14	14	—	—	—	—	—	—	—
Nuclear fuel(b)	1,115	1,115	—	—	—	—	—	—	—
ARO accretion(c)	489	489	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$5,971	$3,415	$940	$301	$483	$740	$385	$182	$136

For the year ended December 31, 2017
Property, plant and equipment	$3,293	$1,409	$777	$261	$312	$457	$203	$124	$89
Amortization of regulatory assets	478	—	73	25	161	218	118	43	57
Amortization of intangible assets, net	57	48	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(a)	35	35	—	—	—	—	—	—	—
Nuclear fuel(b)	1,096	1,096	—	—	—	—	—	—	—
ARO accretion(c)	468	468	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$5,427	$3,056	$850	$286	$473	$675	$321	$167	$146
__________

(a)	Included in Operating revenues or Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

(b)	Included in Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

(c)	Included in Operating and maintenance expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Supplemental Financial Information

	Cash paid (refunded) during the year:
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2019
Interest (net of amount capitalized)	$1,470	$373	$343	$129	$106	$255	$130	$59	$55
Income taxes (net of refunds)	265	(44)	(42)	82	17	29	7	19	(5)

For the year ended December 31, 2018
Interest (net of amount capitalized)	$1,421	$369	$332	$125	$94	$250	$123	$56	$61
Income taxes (net of refunds)	95	746	(153)	(2)	14	(32)	41	(6)	(12)

For the year ended December 31, 2017
Interest (net of amount capitalized)	$2,430	$391	$307	$103	$96	$236	$114	$49	$59
Income taxes (net of refunds)	540	337	83	47	(2)	(144)	(104)	(49)	(2)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Supplemental Financial Information

	Other non-cash operating activities:
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
For the year ended December 31, 2019
Pension and non-pension postretirement benefit costs	$438	$135	$96	$12	$61	$95	$25	$15	$16
Provision for uncollectible accounts	120	31	33	31	8	17	7	4	5
Other decommissioning-related activity(a)	(506)	(506)	—	—	—	—	—	—	—
Energy-related options(b)	22	22	—	—	—	—	—	—	—
Amortization of rate stabilization deferral	(4)	—	—	—	—	(4)	(4)	—	—
Discrete impacts from EIMA and FEJA(d)	128	—	128	—	—	—	—	—	—
Long-term incentive plan	10	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	244	172	3	—	30	33	8	8	4
Change in environmental liabilities	23	—	—	—	—	23	23	—	—

For the year ended December 31, 2018
Pension and non-pension postretirement benefit costs	$583	$204	$177	$18	$59	$67	$15	$6	$12
Provision for uncollectible accounts	159	48	40	33	10	28	11	6	11
Other decommissioning-related activity(a)	(2)	(2)	—	—	—	—	—	—	—
Energy-related options(b)	10	10	—	—	—	—	—	—	—
Amortization of rate stabilization deferral	21	—	—	—	—	21	21	—	—
Asset retirement costs	20	—	—	—	—	20	22	(1)	(1)
Discrete impacts from EIMA and FEJA(d)	28	—	28	—	—	—	—	—	—
Long-term incentive plan	140	—	—	—	—	—	—	—	—

For the year ended December 31, 2017
Pension and non-pension postretirement benefit costs	$643	$227	$176	$29	$62	$94	$25	$13	$13
Provision for uncollectible accounts	125	38	34	26	8	19	8	3	8
Other decommissioning-related activity(a)	(313)	(313)	—	—	—	—	—	—	—
Energy-related options(b)	7	7	—	—	—	—	—	—	—
Amortization of rate stabilization deferral	(3)	—	—	—	7	(10)	(10)	—	—
Discrete impacts from EIMA and FEJA(d)	(52)	—	(52)	—	—	—	—	—	—
Vacation accrual adjustment(e)	(68)	(35)	(12)	—	—	(8)	(8)	—	—
Long-term incentive plan	109	—	—	—	—	—	—	—	—
Change in environmental liabilities	44	44	—	—	—	—	—	—	—
__________

(a)
Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 9 — Asset Retirement Obligations for additional information regarding the accounting for nuclear decommissioning.

(b)	Includes option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations.

(c)	See Note 2 - Mergers, Acquisitions and Dispositions for additional information.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Supplemental Financial Information

(d)	Reflects the change in ComEd's distribution and energy efficiency formula rates . See Note 3 — Regulatory Matters for additional information.

(e)
On December 1, 2017, Exelon adopted a single, standard vacation accrual policy for all non-represented, non-craft (represented and craft policies remained unchanged) employees effective January 1, 2018.  To reflect the new policy, Exelon recorded a one-time, $68 million pre-tax credit to expense to reverse 2018 vacation cost originally accrued throughout 2017 that was accrued ratably during 2018.

The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the Registrants' Consolidated Balance Sheets that sum to the total of the same amounts in their Consolidated Statements of Cash Flows.

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2019
Cash and cash equivalents	$587	$303	$90	$21	$24	$131	$30	$13	$12
Restricted cash	358	146	150	6	1	36	33	—	2
Restricted cash included in other long-term assets	177	—	163	—	—	14	—	—	14
Total cash, cash equivalents and restricted cash	$1,122	$449	$403	$27	$25	$181	$63	$13	$28

December 31, 2018
Cash and cash equivalents	$1,349	$750	$135	$130	$7	$124	$16	$23	$7
Restricted cash	247	153	29	5	6	43	37	1	4
Restricted cash included in other long-term assets	185	—	166	—	—	19	—	—	19
Total cash, cash equivalents and restricted cash	$1,781	$903	$330	$135	$13	$186	$53	$24	$30

December 31, 2017
Cash and cash equivalents	$898	$416	$76	$271	$17	$30	$5	$2	$2
Restricted cash	207	138	5	4	1	42	35	—	6
Restricted cash included in other long-term assets	85	—	63	—	—	23	—	—	23
Total cash, cash equivalents and restricted cash	$1,190	$554	$144	$275	$18	$95	$40	$2	$31

December 31, 2016
Cash and cash equivalents	$635	$290	$56	$63	$23	$170	$9	$46	$101
Restricted cash	253	158	2	4	24	43	33	—	9
Restricted cash included in other long-term assets	26	—	—	—	3	23	—	—	23
Total cash, cash equivalents and restricted cash	$914	$448	$58	$67	$50	$236	$42	$46	$133

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Supplemental Financial Information

Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Unbilled customer revenues(a)
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2019	$1,535	$807	$218	$146	$170	$194	$100	$61	$33
December 31, 2018	1,656	965	223	114	168	186	97	59	30

__________

(a)	Unbilled customer revenues are classified in customer accounts receivables, net in Exelon's and the Utility Registrants' Consolidated Balance Sheets.

	Investments
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2019
Equity method investments:
Other equity method investments	$92	$71	$6	$8	$—	$—	$—	$—	$—
Other investments:
Employee benefit trusts and investments(a)	262	54	—	19	7	135	110	—	—
Equity investments without readily determinable fair values	69	69	—	—	—	—	—	—	—
Other available for sale debt security investments	41	41	—	—	—	—	—	—	—
Total investments	$464	$235	$6	$27	$7	$135	$110	$—	$—

December 31, 2018
Equity method investments:
Distributed energy companies	$180	$180	$—	$—	$—	$—	$—	$—	$—
Other equity method investments	87	71	6	8	—	—	—	—	—
Total equity method investments	267	251	6	8	—	—	—	—	—
Other investments:
Employee benefit trusts and investments(a)	244	49	—	17	5	130	105	—	—
Equity investments without readily determinable fair values	72	72	—	—	—	—	—	—	—
Other available for sale debt security investments	40	40	—	—	—	—	—	—	—
Other	2	2	—	—	—	—	—	—	—
Total investments	$625	$414	$6	$25	$5	$130	$105	$—	$—
__________

(a)	The Registrants’ debt and equity security investments are recorded at fair market value.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 23 — Supplemental Financial Information

	Accrued expenses
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
December 31, 2019
Compensation-related accruals(a)	$1,052	$422	$171	$58	$78	$101	$28	$19	$15
Taxes accrued	414	222	83	3	26	117	90	14	8
Interest accrued	337	65	110	37	46	49	23	8	12

December 31, 2018
Compensation-related accruals(a)	$1,191	$479	$187	$49	$68	$99	$29	$19	$12
Taxes accrued	412	226	71	28	46	74	58	4	5
Interest accrued	334	77	105	33	39	50	25	8	12
__________

(a)	Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.
24. Related Party Transactions (All Registrants)
Operating revenues from affiliates
Generation
The following table presents Generation’s Operating revenues from affiliates, which are primarily recorded as Purchased power from affiliates and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants:

	For the Years Ended December 31,
	2019	2018	2017
Operating revenues from affiliates:
ComEd (a)(b)	$369	$523	$121
PECO (c)	158	128	138
BGE (d)	289	260	388
PHI	353	355	463
Pepco (e)	264	206	255
DPL (f)	70	120	179
ACE (g)	19	29	29
Other	3	2	5
Total operating revenues from affiliates (Generation)	$1,172	$1,268	$1,115
__________

(a)	Generation has an ICC-approved RFP contract with ComEd to provide a portion of ComEd’s electricity supply requirements. Generation also sells RECs and ZECs to ComEd.

(b)
For 2019, ComEd’s Purchased power from Generation of $376 million is recorded as Operating revenues from ComEd of $369 million and Purchased power and fuel from ComEd of $7 million at Generation. For 2018, ComEd’s Purchased power from Generation of $529 million is recorded as Operating revenues from ComEd of $523 million and Purchased power and fuel from ComEd of $6 million at Generation.

(c)	Generation provides electric supply to PECO under contracts executed through PECO’s competitive procurement process. In addition, Generation has a ten-year agreement with PECO to sell solar AECs.

(d)	Generation provides a portion of BGE’s energy requirements under its MDPSC-approved market-based SOS and gas commodity programs.

(e)	Generation provides electric supply to Pepco under contracts executed through Pepco's competitive procurement process approved by the MDPSC and DCPSC.

(f)	Generation provides a portion of DPL's energy requirements under its MDPSC and DPSC approved market based SOS and gas commodity programs.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 24 — Related Party Transactions

(g)	Generation provides electric supply to ACE under contracts executed through ACE's competitive procurement process.
PHI
PHI’s Operating revenues from affiliates are primarily with BSC for services that PHISCO provides to BSC.
Operating and maintenance expense from affiliates
The Registrants receive a variety of corporate support services from BSC. Pepco, DPL and ACE also receive corporate support services from PHISCO. See Note 1 - Significant Accounting Policies for additional information regarding BSC and PHISCO.
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates			Operating and maintenance	Capitalized costs
	For the years ended December 31,			For the years ended December 31,	For the years ended December 31,
	2019	2018	2017	2017	2019	2018	2017
Exelon
BSC					$516	$448	$330
PHISCO					72	79	—
Generation
BSC	$570	$652	$689	$—	66	67	98
ComEd
BSC	263	265	270	—	148	135	118
PECO
BSC	149	146	146	—	88	64	59
BGE
BSC	157	157	152	—	126	79	54
PHI
BSC	139	147	145	—	88	102	—
PHISCO (a)	—	—	—	—	72	79	—
Pepco
BSC	85	89	53	—	38	40	—
PHISCO (a)	124	137	5	219	33	32	—
PES (b)	—	—	—	29	—	—	—
DPL
BSC	52	51	31	—	25	28	—
PHISCO (a)	100	111	—	165	20	25	—
PES (b)	—	—	—	9	—	—	—
ACE
BSC	42	42	25	—	19	20	—
PHISCO (a)	90	98	—	135	19	21	—
__________

(a)
Due to the PHI entities' system conversion to Exelon's accounting systems on January 1, 2018, corporate support services received from PHISCO are reported in Operating and maintenance from affiliates and in Capitalized costs beginning in 2018.

(b)	PES performed underground transmission, distribution construction and maintenance services, including services that are treated as capital costs, for Pepco and DPL.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 24 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current receivables from affiliates and current payables to affiliates:
December 31, 2019

	Receivables from affiliates:
Payables to affiliates:	Generation		Comed	PECO	BGE	ACE	BSC	PHISCO	Other	Total
Generation			$27	$—	$—	$—	$67	$—	$23	$117
ComEd	$78	(a)		—	—	—	54	—	8	140
PECO	27		—		—	—	25	—	3	55
BGE	28		—	—		—	34	—	4	66
PHI	—		—	—	—	—	4	—	10	14
Pepco	34		—	—	—	—	16	15	1	66
DPL	7		—	—	—	3	10	11	1	32
ACE	7		—	—	—		7	10	1	25
Other	9		1	1	1	1	—	—		13
Total	$190		$28	$1	$1	$4	$217	$36	$51	$528
December 31, 2018

	Receivables from affiliates:
Payables to affiliates:	Generation		Comed	BGE	Pepco	ACE	BSC	PHISCO	Other	Total
Generation			$19	$—	$—	$—	$95	$—	$25	$139
ComEd	$69	(a)		—	—	—	56	—	8	133
PECO	30		—	—	—	—	26	—	3	59
BGE	24		—		—	—	38	—	3	65
PHI	—		—	—	—	—	3	—	9	12
Pepco	28		—	—		—	19	14	1	62
DPL	7		—	—	1	1	11	12	1	33
ACE	5		—	—	—		8	13	2	28
Other	10		1	1	—	—	—	—		12
Total	$173		$20	$1	$1	$1	$256	$39	$52	$543
__________

(a)
At December 31, 2019 and 2018, Generation also had a contract liability with ComEd for $37 million and $14 million, respectively, that was included in Other liabilities on Generation’s Consolidated Balance Sheets. At December 31, 2019 and 2018, ComEd had a Current Payable to Generation of $41 million and $55 million, respectively, on its Consolidated Balance Sheets, which consisted of Generation’s Current Receivable from ComEd, partially offset by Generation’s contract liability with ComEd.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 24 — Related Party Transactions

Borrowings from Exelon/PHI intercompany money pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing both Exelon and PHI operate an intercompany money pool. Generation, ComEd, PECO, and PHI Corporate participate in the Exelon money pool. Pepco, DPL and ACE participate in the PHI intercompany money pool.
Noncurrent Receivables from/Payables to affiliates
Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 9 — Asset Retirement Obligations for additional information.
The following table presents noncurrent receivables from affiliates at ComEd and PECO which are recorded as noncurrent payables to affiliates at Generation:

	December 31,
	2019	2018
ComEd	$2,622	$2,217
PECO	480	389
Other	1	—
Total:	$3,103	$2,606

Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	As of December 31,
	2019			2018
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

Long-term debt to affiliates
In connection with the debt obligations assumed by Exelon as part of the Constellation merger, Exelon and subsidiaries of Generation (former Constellation subsidiaries) assumed intercompany loan agreements that mirror the terms and amounts of the third-party debt obligations of Exelon, resulting in intercompany notes payable included in Long-term debt to affiliates in Generation’s Consolidated Balance Sheets and intercompany notes receivable at Exelon Corporate.

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 25 — Quarterly Data

25. Quarterly Data (Unaudited) (All Registrants)
Exelon
The data shown below, which may not equal the total for the year due to the effects of rounding and dilution, includes all adjustments that Exelon considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income Attributable to Common Shareholders
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$9,477	$9,691	$1,218	$1,099	$907	$583
June 30	7,689	8,074	841	940	484	537
September 30	8,929	9,401	1,353	1,144	772	731
December 31(a)	8,343	8,812	962	706	773	152

	Net Income per Basic Share		Net Income per Diluted Share
	2019	2018	2019	2018
Quarter ended:
March 31	$0.93	$0.60	$0.93	$0.60
June 30	0.50	0.56	0.50	0.55
September 30	0.79	0.76	0.79	0.75
December 31	0.79	0.16	0.79	0.16

__________

(a)
Operating revenues, Operating income and Net income attributable to common shareholders for the quarter ended December 31, 2019 include a $6 million reduction related to a correction for Pepco’s decoupling mechanism for the 2019 interim periods. See Note 1 — Significant Accounting Policies for additional information.

Generation
The data shown below includes all adjustments that Generation considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income (Loss) Attributable to Membership Interest
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$5,296	$5,512	$333	$347	$363	$136
June 30	4,210	4,579	147	282	108	178
September 30	4,774	5,278	482	311	257	234
December 31	4,644	5,069	362	35	397	(178)

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 25 — Quarterly Data

ComEd
The data shown below includes all adjustments that ComEd considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$1,408	$1,512	$276	$292	$157	$165
June 30	1,351	1,398	311	288	186	164
September 30	1,583	1,598	328	323	200	193
December 31	1,405	1,373	255	242	144	141

PECO
The data shown below includes all adjustments that PECO considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$900	$866	$222	$142	$168	$113
June 30	655	653	145	127	102	96
September 30	778	757	183	154	140	126
December 31	766	765	162	165	118	124

BGE
The data shown below includes all adjustments that BGE considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$976	$977	$220	$177	$160	$128
June 30	649	662	80	85	45	51
September 30	703	731	91	103	55	63
December 31	779	799	142	109	99	71

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 25 — Quarterly Data

PHI
The data shown below includes all adjustments that PHI considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$1,228	$1,249	$175	$124	$117	$63
June 30	1,091	1,074	165	151	106	82
September 30	1,380	1,359	256	243	189	185
December 31(a)	1,107	1,115	128	124	65	62

__________

(a)
Operating revenues, Operating income and Net income attributable to common shareholders for the quarter ended December 31, 2019 include a $6 million reduction related to a correction for Pepco’s decoupling mechanism for the 2019 interim periods. See Note 1 — Significant Accounting Policies for additional information.

Pepco
The data shown below includes all adjustments that Pepco considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$575	$555	$84	$54	$55	$29
June 30	531	521	93	83	64	52
September 30	642	626	127	110	98	87
December 31(a)	513	529	57	63	26	36

_________

(a)
Operating revenues, Operating income and Net income attributable to common shareholders for the quarter ended December 31, 2019 include a $6 million reduction related to a correction for Pepco’s decoupling mechanism for the 2019 interim periods. See Note 1 — Significant Accounting Policies for additional information.

DPL
The data shown below includes all adjustments that DPL considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$380	$384	$72	$49	$53	$31
June 30	287	289	44	42	30	26
September 30	319	328	51	51	33	33
December 31	319	331	50	48	31	30

Combined Notes to Consolidated Financial Statements
(Dollars in millions, except per share data unless otherwise noted)

Note 25 — Quarterly Data

ACE
The data shown below includes all adjustments that ACE considers necessary for a fair presentation of such amounts:

	Operating Revenues		Operating Income		Net Income (Loss)
	2019	2018	2019	2018	2019	2018
Quarter ended:
March 31	$273	$310	$21	$23	$10	$7
June 30	274	265	28	25	14	8
September 30	419	406	79	84	63	61
December 31	274	254	23	14	12	(1)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
All Registrants
None.

ITEM 9A.	CONTROLS AND PROCEDURES
All Registrants—Disclosure Controls and Procedures
During the fourth quarter of 2019, each registrant’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of that registrant’s disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in that registrant’s periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that (a) information relating to that registrant, including its consolidated subsidiaries, that is required to be included in filings under the Securities Exchange Act of 1934, is accumulated and made known to that registrant’s management, including its principal executive officer and principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of December 31, 2019, the principal executive officer and principal financial officer of each registrant concluded that such registrant’s disclosure controls and procedures were effective to accomplish their objectives.
All Registrants—Changes in Internal Control Over Financial Reporting
Each registrant continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. However, there have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, any of the registrant's internal control over financial reporting.
All Registrants—Internal Control Over Financial Reporting
Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2019. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2019 and, therefore, concluded that each registrant’s internal control over financial reporting was effective. Management’s Report on Internal Control Over Financial Reporting is included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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
Executive Officers
The information required by ITEM 10. relating to executive officers is set forth above in ITEM 1. BUSINESS—Executive officers of the Registrants at February 11, 2020.
Directors, Director Nomination Process and Audit Committee
The information required under ITEM 10 concerning directors and nominees for election as directors at the annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)), the audit committee (Item 407(d)(4) and (d)(5)) and the beneficial reporting compliance (Sec. 16(a)) is incorporated herein by reference to information to be contained in Exelon’s definitive 2020 proxy statement (2020 Exelon Proxy Statement) and the ComEd information statement (2020 ComEd Information Statement) to be filed with the SEC on or before April 30, 2020 pursuant to Regulation 14A or 14C, as applicable, under the Securities Exchange Act of 1934.
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
The information required by this item will be set forth under Executive Compensation Data and Report of the Compensation Committee in the Exelon Proxy Statement for the 2020 Annual Meeting of Shareholders or the ComEd 2020 Information Statement, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The additional information required by this item will be set forth under Ownership of Exelon Stock in the 2020 Exelon Proxy Statement or the ComEd 2020 Information Statement and incorporated herein by reference.
Securities Authorized for Issuance under Exelon Equity Compensation Plans

	[A]	[B]	[C]
Plan Category	Number of securities to be issued upon exercise of outstanding Options, warrants and rights (Note 1)	Weighted-average price of outstanding Options, warrants and rights (Note 2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [A]) (Note 3)
Equity compensation plans approved by security holders	8,738,206	$21.17	31,091,584
__________

(1)
Balance includes stock options, unvested performance shares, and unvested restricted shares granted under the Exelon LTIP or predecessor company plans including shares awarded under those plans and deferred into the stock deferral plan, and deferred stock units granted to directors as part of their compensation. Unvested performance shares are subject to performance metrics ranging from 0% to 150% of target award values and to a total shareholder return modifier. For performance shares granted in 2017, 2018 and 2019, the total includes the number of shares that could be issued pursuant to the terms of the Exelon LTIP plan, which provides that final payouts are made 50% in shares of stock and 50% in cash, and if the performance and total shareholder return modifier metrics were both at maximum, representing a best case performance scenario, for a total of 4,005,200 shares. If the performance and total shareholder return modifier metrics were at target, the number of securities to be issued for such awards would be 2,002,600. The deferred stock units granted to directors includes 467,218 shares to be issued upon the conversion of deferred stock units awarded to members of the Exelon Board of Directors. Conversion of the deferred stock units to shares occurs after a director terminates service to the Exelon board or the board of any of its subsidiary companies. See Note 20 — Stock-Based Compensation Plans of the Combined Notes to Consolidated Financial Statements for additional information about the material features of the plans.

(2)	The weighted-average price reported in column B does not take the performance shares and shares credited to deferred compensation plans into account.

(3)	Includes 17,125,705 shares remaining available for issuance from the employee stock purchase plan.
No ComEd securities are authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The additional information required by this item will be set forth under Related Persons Transactions and Director Independence in the Exelon Proxy Statement for the 2020 Annual Meeting of Shareholders or the ComEd 2020 Information Statement, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under The Ratification of PricewaterhouseCoopers LLP as Exelon’s Independent Accountant for 2020 in the Exelon Proxy Statement for the 2020 Annual Meeting of Shareholders and the ComEd 2020 Information Statement, which are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:
(1) Exelon

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedules:

Schedule I—Condensed Financial Information of Parent (Exelon Corporate) at December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018 and 2017

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

Exelon Corporation and Subsidiary Companies
 Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Statements of Operations and Other Comprehensive Income

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating expenses
Operating and maintenance	$33	$(5)	$10
Operating and maintenance from affiliates	9	9	25
Other	1	4	4
Total operating expenses	43	8	39
Operating loss	(43)	(8)	(39)
Other income and (deductions)
Interest expense, net	(321)	(312)	(315)
Equity in earnings of investments	3,254	2,183	4,407
Interest income from affiliates, net	39	42	40
Other, net	14	3	1
Total other income	2,986	1,916	4,133
Income before income taxes	2,943	1,908	4,094
Income taxes	7	(97)	315
Net income	$2,936	$2,005	$3,779
Other comprehensive income (loss)
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic costs	$(64)	$(66)	$(56)
Actuarial loss reclassified to periodic cost	148	247	197
Pension and non-pension postretirement benefit plan valuation adjustment	(289)	(143)	10
Unrealized gain on cash flow hedges	1	12	3
Unrealized gain on marketable securities	—	—	6
Unrealized gain on equity investments	—	1	6
Unrealized (loss) gain on foreign currency translation	—	(10)	7
Other comprehensive income (loss)	(204)	41	173
Comprehensive income	$2,732	$2,046	$3,952

See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Net cash flows provided by operating activities	$1,948	$2,576	$1,914
Cash flows from investing activities
Changes in Exelon intercompany money pool	95	1	(129)
Investment in affiliates	(1,071)	(1,231)	(1,710)
Other investing activities	—	—	(5)
Net cash flows used in investing activities	(976)	(1,230)	(1,844)
Cash flows from financing activities
Changes in short-term borrowings	136	—	—
Proceeds from short-term borrowings with maturities greater than 90 days	—	—	500
Retirement of long-term debt	—	—	(569)
Common stock issued from treasury stock	—	—	1,150
Dividends paid on common stock	(1,408)	(1,332)	(1,236)
Proceeds from employee stock plans	112	105	150
Other financing activities	—	(4)	(9)
Net cash flows used in financing activities	(1,160)	(1,231)	(14)
(Decrease) Increase in cash, cash equivalents and restricted cash	(188)	115	56
Cash, cash equivalents and restricted cash at beginning of period	189	74	18
Cash, cash equivalents and restricted cash at end of period	$1	$189	$74

See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Balance Sheets

	December 31,
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$1	$189
Accounts receivable, net
Other accounts receivable	168	48
Accounts receivable from affiliates	41	44
Mark-to-market derivative assets	3	—
Notes receivable from affiliates	679	216
Regulatory assets	253	182
Other	4	4
Total current assets	1,149	683
Property, plant and equipment, net	47	48
Deferred debits and other assets
Regulatory assets	3,772	3,742
Investments in affiliates	42,245	40,425
Deferred income taxes	1,524	1,455
Notes receivable from affiliates	329	898
Other	308	235
Total deferred debits and other assets	48,178	46,755
Total assets	$49,374	$47,486

See the Notes to Financial Statements

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
Condensed Balance Sheets

	December 31,
(In millions)	2019	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$636	$500
Long-term debt due within one year	1,458	—
Accounts payable	1	1
Accrued expenses	131	184
Payables to affiliates	363	360
Regulatory liabilities	13	15
Pension obligations	77	63
Other	10	14
Total current liabilities	2,689	1,137
Long-term debt	5,717	7,147
Deferred credits and other liabilities
Regulatory liabilities	31	32
Pension obligations	7,960	7,795
Non-pension postretirement benefit obligations	403	199
Deferred income taxes	263	233
Other	87	202
Total deferred credits and other liabilities	8,744	8,461
Total liabilities	17,150	16,745
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 973 shares and 968 shares outstanding at December 31, 2019 and 2018, respectively)	19,274	19,116
Treasury stock, at cost (2 shares at December 31, 2019 and 2018)	(123)	(123)
Retained earnings	16,267	14,743
Accumulated other comprehensive loss, net	(3,194)	(2,995)
Total shareholders’ equity	32,224	30,741
Total liabilities and shareholders’ equity	$49,374	$47,486

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
Exelon Corporate owns 100% of all of its significant subsidiaries, either directly or indirectly, except for Commonwealth Edison Company (ComEd), of which Exelon Corporate owns more than 99%, and Baltimore Gas and Electric Company (BGE), of which Exelon owns 100% of the common stock but none of BGE’s preferred stock.
2. Debt and Credit Agreements
Short-Term Borrowings
Exelon Corporate meets its short-term liquidity requirements primarily through the issuance of commercial paper. Exelon Corporate had $136 million of outstanding commercial paper borrowings at December 31, 2019 and no outstanding commercial paper borrowings at December 31, 2018.
Short-Term Loan Agreements
On March 23, 2017, Exelon Corporate entered into a $500 million term loan agreement, which was renewed on March 22, 2018 with an expiration of March 21, 2019. The loan agreement was renewed on March 20, 2019 and will expire on March 19, 2020. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 0.95% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon’s Consolidated Balance Sheet within Short-Term borrowings.
Revolving Credit Agreements
On May 26, 2016, Exelon Corporate amended its syndicated revolving credit facility with aggregate bank commitments of $600 million through May 26, 2021. On May 26, 2018, Exelon Corporate had its maturity date extended to May 26, 2023. As of December 31, 2019, Exelon Corporation had available capacity under those commitments of $458 million. See Note 16—Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon Corporation’s credit agreement.
Long-Term Debt
The following tables present the outstanding long-term debt for Exelon Corporate as of December 31, 2019 and December 31, 2018:

				Maturity Date	December 31,
	Rates				2019	2018
Long-term debt
Junior subordinated notes			3.50%	2022	$1,150	$1,150
Senior unsecured notes(a)	2.45%	-	7.60%	2020 - 2046	5,889	5,889
Total long-term debt					7,039	7,039
Unamortized debt discount and premium, net					(7)	(7)
Unamortized debt issuance costs					(39)	(47)
Fair value adjustment					182	162
Long-term debt due within one year					(1,458)	—
Long-term debt					$5,717	$7,147
__________

(a)	Senior unsecured notes include mirror debt that is held on both Generation and Exelon Corporation's balance sheets.
The debt maturities for Exelon Corporate for the periods 2020, 2021, 2022, 2023, 2024 and thereafter are as follows:

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements

2020	$1,458
2021	300
2022	1,150
2023	—
2024	—
Remaining years	4,131
Total long-term debt	$7,039

3. Commitments and Contingencies
See Note 18—Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for Exelon Corporate’s commitments and contingencies related to environmental matters and fund transfer restrictions.
4. Related Party Transactions
The financial statements of Exelon Corporate include related party transactions as presented in the tables below:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Operating and maintenance from affiliates:
BSC(a)	$9	$11	$23
Other	—	(2)	2
Total operating and maintenance from affiliates:	$9	$9	$25
Interest income from affiliates, net:
Generation	$36	$36	$37
BSC	3	4	3
Exelon Energy Delivery Company, LLC(b)	—	2	—
Total interest income from affiliates, net:	$39	$42	$40
Equity in earnings (losses) of investments:
Exelon Energy Delivery Company, LLC(b)	$2,054	$1,830	$1,663
Generation	1,125	369	2,710
UII, LLC	97	—	41
PCI	1	(17)	1
BSC	—	—	1
Exelon Enterprises	(16)	—	1
Exelon INQB8R	(8)	—	—
Exelon Transmission Company, LLC	(2)	1	(10)
Other	3	—	—
Total equity in earnings of investments:	$3,254	$2,183	$4,407

Cash contributions received from affiliates	$2,514	$2,302	$1,879

Exelon Corporation and Subsidiary Companies
Schedule I – Condensed Financial Information of Parent (Exelon Corporate)
 Notes to Financial Statements

	December 31,
(in millions)	2019	2018
Accounts receivable from affiliates (current):
BSC(a)	$11	$13
Generation	13	17
ComEd	2	4
PECO	2	2
BGE	1	2
PHISCO	7	6
Exelon VTI, LLC	5	—
Total accounts receivable from affiliates (current):	$41	$44
Notes receivable from affiliates (current):
BSC(a)	$109	$116
Generation(c)	558	100
PHI	12	—
Total notes receivable from affiliates (current):	$679	$216
Investments in affiliates:
BSC(a)	$197	$197
Exelon Energy Delivery Company, LLC(b)	28,147	26,679
Generation	13,484	13,204
PCI	62	61
UII, LLC	365	268
Exelon Transmission Company, LLC	—	1
Voluntary Employee Beneficiary Association trust	(4)	(1)
Exelon Enterprises	6	22
Exelon INQB8R, LLC	(8)	—
Other	(4)	(6)
Total investments in affiliates:	$42,245	$40,425
Notes receivable from affiliates (non-current):
Generation(c)	$329	$898
Accounts payable to affiliates (current):
UII, LLC	$360	$360
Exelon Enterprises	3	—
Total accounts payable to affiliates (current):	$363	$360
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

Exelon Corporation and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in millions)
For the year ended December 31, 2019
Allowance for uncollectible accounts(a)	$319	$119	$26	(c)	$170	(e)	$294
Deferred tax valuation allowance	35	—	(9)		—		26
Reserve for obsolete materials	156	6	—	(d)	7		155
For the year ended December 31, 2018
Allowance for uncollectible accounts(a)	$322	$159	$35	(c)	$197	(e)	$319
Deferred tax valuation allowance	37	—	5		7		35
Reserve for obsolete materials	174	25	(31)		12		156
For the year ended December 31, 2017
Allowance for uncollectible accounts(a)	$334	$126	$27	(b)(c)	$165	(e)	$322
Deferred tax valuation allowance	20	—	17	(b)	—		37
Reserve for obsolete materials	113	56	10	(b)	5		174
__________

(a)
Excludes the non-current allowance for uncollectible accounts related to PECO’s installment plan receivables of $9 million, $13 million, and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)	Primarily represents the addition of PHI's results as of March 23, 2016, the date of the merger.

(c)	Includes charges for late payments and non-service receivables.

(d)	Primarily reflects the reclassification of assets as held for sale.

(e)	Write-off of individual accounts receivable.

Exelon Generation Company, LLC and Subsidiary Companies
(2) Generation

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Exelon Generation Company, LLC and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D	Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
	(in millions)
For the year ended December 31, 2019
Allowance for uncollectible accounts	$104	$27	$(11)		$39	$81
Deferred tax valuation allowance	26	—	(2)		—	24
Reserve for obsolete materials	145	—	—		2	143
For the year ended December 31, 2018
Allowance for uncollectible accounts	$114	$44	$4		$58	$104
Deferred tax valuation allowance	23	—	3		—	26
Reserve for obsolete materials	166	20	(32)	(a)	9	145
For the year ended December 31, 2017
Allowance for uncollectible accounts	$91	$34	$—		$11	$114
Deferred tax valuation allowance	9	—	14		—	23
Reserve for obsolete materials	106	51	9		—	166
__________

(a)	Primarily reflects the reclassification of assets as held for sale.

Commonwealth Edison Company and Subsidiary Companies
(3) ComEd

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Commonwealth Edison Company and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in millions)
For the year ended December 31, 2019
Allowance for uncollectible accounts	$81	$35	$20	(a)	$57	(b)	$79
Reserve for obsolete materials	6	6	—		5		7
For the year ended December 31, 2018
Allowance for uncollectible accounts	$73	$44	$23	(a)	$59	(b)	$81
Reserve for obsolete materials	5	3	1		3		6
For the year ended December 31, 2017
Allowance for uncollectible accounts	$70	$39	$20	(a)	$56	(b)	$73
Reserve for obsolete materials	4	3	1		3		5
__________

(a)	Primarily charges for late payments and non-service receivables.

(b)	Write-off of individual accounts receivable.

PECO Energy Company and Subsidiary Companies
(4) PECO

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

PECO Energy Company and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in millions)
For the year ended December 31, 2019
Allowance for uncollectible accounts(a)	$61	$31	$3	(b)	$33	(c)	$62
Reserve for obsolete materials	2	—	—		—		2
For the year ended December 31, 2018
Allowance for uncollectible accounts(a)	$56	$33	$3	(b)	$31	(c)	$61
Reserve for obsolete materials	2	—	—		—		2
For the year ended December 31, 2017
Allowance for uncollectible accounts(a)	$61	$26	$4	(b)	$35	(c)	$56
Reserve for obsolete materials	2	—	—		—		2
__________

(a)
Excludes the non-current allowance for uncollectible accounts related to PECO’s installment plan receivables of $9 million, $13 million, and $15 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(b)	Primarily charges for late payments.

(c)	Write-off of individual accounts receivable.

Baltimore Gas and Electric Company and Subsidiary Companies
(5) BGE

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Baltimore Gas and Electric Company and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(in millions)
For the year ended December 31, 2019
Allowance for uncollectible accounts	$20	$8	$7	$18	(a)	$17
Deferred tax valuation allowance	1	—	—	—		1
Reserve for obsolete materials	1	—	—	—		1
For the year ended December 31, 2018
Allowance for uncollectible accounts	$24	$10	$(2)	$12	(a)	$20
Deferred tax valuation allowance	1	—	—	—		1
Reserve for obsolete materials	—	1	—	—		1
For the year ended December 31, 2017
Allowance for uncollectible accounts	$32	$8	$(3)	$13	(a)	$24
Deferred tax valuation allowance	1	—	—	—		1
Reserve for obsolete materials	—	—	—	—		—
__________

(a)	Write-off of individual accounts receivable.

Pepco Holdings LLC and Subsidiary Companies
(6) PHI

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Pepco Holdings LLC and Subsidiary Companies
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in millions)
For the Year Ended December 31, 2019
Allowance for uncollectible accounts	$53	$17	$7	(a)	$24	(b)	$53
Deferred tax valuation allowance	8	—	(8)		—		—
Reserve for obsolete materials	2	1	—		—		3
For the Year Ended December 31, 2018
Allowance for uncollectible accounts	$55	$28	$7	(a)	$37	(b)	$53
Deferred tax valuation allowance	13	—	2		7		8
Reserve for obsolete materials	2	—	—		—		2
For the Year Ended December 31, 2017
Allowance for uncollectible accounts	$80	$19	$6	(a)	$50	(b)	$55
Deferred tax valuation allowance	10	—	3		—		13
Reserve for obsolete materials	2	2	—		2		2
__________

(a)	Primarily charges for late payments.

(b)	Write-off of individual accounts receivable.

Potomac Electric Power Company
(7) Pepco

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Balance Sheets at December 31, 2019 and 2018

Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Potomac Electric Power Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in millions)
For the year ended December 31, 2019
Allowance for uncollectible accounts	$21	$7	$2	(a)	$10	(b)	$20
Reserve for obsolete materials	1	—	—		—		1
For the year ended December 31, 2018
Allowance for uncollectible accounts	$21	$11	$3	(a)	$14	(b)	$21
Reserve for obsolete materials	1	—	—		—		1
For the year ended December 31, 2017
Allowance for uncollectible accounts	$29	$8	$2	(a)	$18	(b)	$21
Reserve for obsolete materials	1	1	—		1		1
__________

(a)	Primarily charges for late payments.

(b)	Write-off of individual accounts receivable.

Delmarva Power & Light Company
(8) DPL

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Balance Sheets at December 31, 2019 and 2018

Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Delmarva Power & Light Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in millions)
For the year ended December 31, 2019
Allowance for uncollectible accounts	$13	$4	$3	(a)	$5	(b)	$15
Reserve for obsolete materials	—	—	—		—		—
For the year ended December 31, 2018
Allowance for uncollectible accounts	$16	$6	$2	(a)	$11	(b)	$13
Reserve for obsolete materials	—	—	—		—		—
For the year ended December 31, 2017
Allowance for uncollectible accounts	$24	$3	$2	(a)	$13	(b)	$16
Reserve for obsolete materials	—	1	—		1		—
__________

(a)	Primarily charges for late payments.

(b)	Write-off of individual accounts receivable.

Atlantic City Electric Company and Subsidiary Company
(9) ACE

(i)	Financial Statements (Item 8):

Report of Independent Registered Public Accounting Firm dated February 11, 2020 of PricewaterhouseCoopers LLP

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Changes in Shareholder's Equity for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(ii)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Atlantic City Electric Company and Subsidiary Company
Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions and adjustments
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(in millions)
For the year ended December 31, 2019
Allowance for uncollectible accounts	$19	$5	$2	(a)	$8	(b)	$18
Reserve for obsolete materials	1	—	—		—		1
For the year ended December 31, 2018
Allowance for uncollectible accounts	$18	$11	$2	(a)	$12	(b)	$19
Reserve for obsolete materials	1	—	—		—		1
For the year ended December 31, 2017
Allowance for uncollectible accounts	$27	$8	$2	(a)	$19	(b)	$18
Reserve for obsolete materials	1	—	—		—		1
__________

(a)	Primarily charges for late payments.

(b)	Write-off of individual accounts receivable.

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

3-1	Amended and Restated Articles of Incorporation of Exelon Corporation, as amended July 24, 2018 (File No. 001-16169, Form 8-K dated July 27, 2018, Exhibit 3.1).

3-2	Exelon Corporation Amended and Restated Bylaws, as amended on September 25, 2019 (File No. 001-16169, Form 8-K dated September 13, 2019, Exhibit 3.1).

3-3	Certificate of Formation of Exelon Generation Company, LLC (Registration Statement No. 333-85496, Form S-4, Exhibit 3-1).

Exhibit No.	Description
3-4	Second Amended and Restated Operating Agreement of Exelon Generation Company, LLC dated of October 30, 2019 (File No. 333-85496, Form 10-Q dated October 31, 2019, Exhibit 3.1).

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

3-6	Commonwealth Edison Company Amended and Restated By-Laws, Effective June 11, 2019 (File No. 001-1839, Information Statement on Schedule 14C, Appendix B).

3-7	Amended and Restated Articles of Incorporation of PECO Energy Company (File No. 1-01401, 2000 Form 10-K, Exhibit 3-3).

3-8	PECO Energy Company Amended and Restated Bylaws dated May 1, 2019 (File 000-16844, Form 10-Q dated May 2, 2019, Exhibit 3.2).

3-9	Articles of Amendment to the Charter of Baltimore Gas and Electric Company as of February 2, 2010. (File No. 1-1910, Form 8-K dated February 4, 2010).

3-10	Articles of Restatement to the Charter of Baltimore Gas and Electric Company, restated as of August 16, 1996. (File No. 1-1910, Form 10-Q dated November 14, 1996, Exhibit No. 3).

3-11	Amended and Restated Bylaws of Baltimore Gas and Electric Company dated May 1, 2019 (File No. 1-1910, Form 10-Q dated May 2, 2019, Exhibit 3.1).

3-12	Certificate of Formation of Pepco Holdings LLC, dated March 23, 2016 (File No. 001-31403, Form 8-K dated March 24, 2016, Exhibit 3.2)

3-13	Amended and Restated Limited Liability Company Agreement of Pepco Holdings LLC, dated May 1, 2019 (File No. 001-31403, Form 10-Q dated May 2, 2019, Exhibit 3.3)

3-14	Potomac Electric Power Company Restated Articles of Incorporation and Articles of Restatement of (as filed in the District of Columbia) (File No. 001-31403, Form 10-Q dated May 5, 2006, Exhibit 3.1)

3-15	Potomac Electric Power Company Restated Articles of Incorporation and Articles of Restatement of (as filed in Virginia) (File No. 001-01072, Form 10-Q dated November 4, 2011, Exhibit 3.3)

3-16
Delmarva Power & Light Company Articles of Restatement of Certificate and Articles of Incorporation (filed in Delaware and Virginia 02/22/07) (File No. 001-01405, Form 10-K dated March 1, 2007, Exhibit 3.3)

3-17	Atlantic City Electric Company Restated Certificate of Incorporation (filed in New Jersey on August 9, 2002) (File No. 001-03559, Amendment No. 1 to Form U5B dated February 13, 2003, Exhibit B.8.1)

3-18	Bylaws of Potomac Electric Power Company (File No. 001-01072, Form 10-Q dated May 5, 2006, Exhibit 3.2)

3-19	Bylaws of Delmarva Power & Light Company (File No. 001-01405, Form 10-Q dated May 9, 2005, Exhibit 3.2.1)

3-20	Bylaws of Atlantic City Electric Company (File No. 001-03559, Form 10-Q dated May 9, 2005, Exhibit 3.2.2)

Exhibit No.	Description
4-1
First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to PECO Energy Company) and Fidelity Trust Company, Trustee (U.S. Bank National Association, as current successor trustee), (Registration No. 2-2281, Exhibit B-1).(a)

4-1-1	Supplemental Indentures to PECO Energy Company’s First and Refunding Mortgage:

Dated as of	File Reference	Exhibit No.
December 1, 1941	2-4863(a)	B-1(h)

April 15, 2004	0-6844, September 30, 2004 Form 10-Q(a)	4-1-1

September 15, 2006	000-16844, Form 8-K dated September 25, 2006	4.1

March 1, 2007	000-16844, Form 8-K dated March 19, 2007	4.1

September 1, 2012	000-16844, Form 8-K dated September 17, 2012	4.1

September 15, 2013	000-16844, Form 8-K dated September 23, 2013	4.1

September 1, 2014	000-16844, Form 8-K dated September 15, 2014	4.1

September 15, 2015	000-16844, Form 8-K dated October 5, 2015	4.1

September 1, 2016	000-16844, Form 8-K dated September 21, 2016	4.1

September 1, 2017	000-16844, Form 8-K dated September 18, 2017	4.1

February 1, 2018	000-16844, Form 8-K dated February 23, 2018	4.1

September 1, 2018	000-16844, Form 8-K dated September 11, 2018	4.1

August 15, 2019	000-16844, Form 8-K dated September 10, 2019	4.1

Exhibit No.	Description

4-2	Exelon Corporation Direct Stock Purchase Plan (Registration Statement No. 333-206474, Form S-3, Prospectus).

4-3
Mortgage of Commonwealth Edison Company to Illinois Merchants Trust Company, Trustee (BNY Mellon Trust Company of Illinois, as current successor Trustee), dated July 1, 1923, as supplemented and amended by Supplemental Indenture thereto dated August 1, 1944. (Registration No. 2-60201, Form S-7, Exhibit 2-1).(a)

Exhibit No.	Description
4-3-1	Supplemental Indentures to Commonwealth Edison Company Mortgage.

	Dated as of	File Reference
	January 13, 2003	001-01839, Form 8-K dated February 13, 2003	4-4

	February 22, 2006	001-01839, Form 8-K dated March 6, 2006	4.1

	August 1, 2006	001-01839, Form 8-K dated August 28, 2006	4.1

	September 15, 2006	001-01839, Form 8-K dated October 2, 2006	4.1

	March 1, 2007	001-01839, Form 8-K dated March 23, 2007	4.1

	August 30, 2007	001-01839, Form 8-K dated September 10, 2007	4.1

	December 20, 2007	001-01839, Form 8-K dated January 16, 2008	4.1

	March 10, 2008	001-01839, Form 8-K dated March 27, 2008	4.1

	July 12, 2010	001-01839, Form 8-K dated August 2, 2010	4.1

	August 22, 2011	001-01839, Form 8-K dated September 7, 2011	4.1

	September 17, 2012	001-01839, Form 8-K dated October 1, 2012	4.1

	August 1, 2013	001-01839, Form 8-K dated August 19, 2013	4.1

	January 2, 2014	001-01839, Form 8-K dated January 10, 2014	4.1

	October 28, 2014	001-01839, Form 8-K dated November 10, 2014	4.1

	February 18, 2015	001-01839, Form 8-K dated March 2, 2015	4.1

	November 4, 2015	001-01839, Form 8-K dated November 19, 2015	4.1

	June 15, 2016	001-01839, Form 8-K dated June 27, 2016	4.1

	August 9, 2017	001-01839, Form 8-K dated August 23, 2017	4.1

Dated as of	File Reference
February 6, 2018	001-01839, Form 8-K dated February 20, 2018	4.1

July 26, 2018	001-01839, Form 8-K dated August 14, 2018	4.1

February 7, 2019	001-01839, Form 8-K dated February 19, 2019	4.1

October 29, 2019	001-01839, Form 8-K dated November 12, 2019	4.1

Exhibit No.	Description
4-4
Instrument of Resignation, Appointment and Acceptance dated as of February 20, 2002, under the provisions of the Mortgage of Commonwealth Edison Company dated July 1, 1923, and Indentures Supplemental thereto, regarding corporate trustee (File No. 1-1839, 2001 Form 10-K, Exhibit 4-4-2).

4-5
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

4-7	Form of 4.25% Senior Note due 2022 issued by Exelon Generation Company, LLC. (File 333-85496, Form 8-K dated June 18, 2012, Exhibit 4.1).

4-8	Form of 5.60% Senior Note due 2042 issued by Exelon Generation Company, LLC. (File 333-85496, Form 8-K dated June 18, 2012, Exhibit 4.2).

4-9	Form of 2.80% Senior Note due 2022 issued by Baltimore Gas and Electric Company. (File 1-1910, Form 8-K dated August 17, 2012, Exhibit 4.1).

4-10	Form of 3.35% Senior Note due 2023 Baltimore Gas and Electric Company. (File 1-1910, Form 8-K dated June 17, 2013, Exhibit 4.1).

4-11	Form of 6.000% Senior Notes due 2033 issued by Exelon Generation Company, LLC (File No. 333-85496, Form 8-K dated September 30, 2013, Exhibit No. 4.1).

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

4-14	Indenture dated May 1, 2001 between Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (File No. 1-16169, June 30, 2005 Form 10-Q, Exhibit 4-10).

4-15	Form of $500,000,000 5.625% senior notes due 2035 dated June 9, 2005 issued by Exelon Corporation (File No. 1-16169, Form 8-K dated June 9, 2005, Exhibit 99.3).

Exhibit No.	Description
4-16	Indenture dated as of September 28, 2007 from Exelon Generation Company, LLC to U.S. Bank National Association, as trustee (File 333-85496, Form 8-K dated September 28, 2007, Exhibit 4.1).
4-17	Form of 6.25% Exelon Generation Company, LLC Senior Note due 2039 (File 333-85496, Form 8-K dated September 23, 2009, Exhibit 4.2).

4-18	Form of 4.00% Exelon Generation Company, LLC Senior Note due 2020 (File No. 333-85496, Form 8-K dated September 30, 2010, Exhibit 4.1).

4-19	Form of 5.75% Exelon Generation Company, LLC Senior Note due 2041 (File No. 333-85496, Form 8-K dated September 30, 2010, Exhibit 4.2).

4-20
Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of March 24, 1999. (Designated as Exhibit No. 4(a) to the Registration Statement on Form S-3 dated March 29, 1999, filed by Constellation Energy Group, Inc., File No. 333-75217.)

4-21
First Supplemental Indenture between Constellation Energy Group, Inc. and the Bank of New York, Trustee dated as of January 24, 2003. (Designated as Exhibit No. 4(b) to the Registration Statement on Form S-3 dated January 24, 2003, filed by Constellation Energy Group, Inc., File No. 333-102723).

4-22
Indenture dated as of July 24, 2006 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit No. 4(a) to the Registration Statement on Form S-3 filed July 24, 2006, filed by Constellation Energy Group, Inc., File No. 333-135991).

4-23
First Supplemental Indenture between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 27, 2008. (Designated as Exhibit 4(a) to the Current Report on Form 8-K dated June 30, 2008, filed by Constellation Energy Group, Inc., File No. 1-12869).

4-24
Indenture dated June 19, 2008 between Constellation Energy Group, Inc. and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit No. 4(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed by Constellation Energy Group, Inc., File Nos. 1-12869 and 1-1910).

4-25
Indenture, dated as of September 30, 2013, among Continental Wind, LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee (File No. 333-85496, Form 8-K dated September 30, 2013, Exhibit No. 4.1).

4-26
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

4-27
Indenture dated as of July 24, 2006 between Baltimore Gas and Electric Company and Deutsche Bank Trust Company Americas, as trustee. (Designated as Exhibit 4(b) to the Registration Statement on Form S-3 filed July 24, 2006, filed by Constellation Energy Group, Inc., File No. 333-135991).

4-28
Indenture dated as of June 29, 2007, by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary. (Designated as Exhibit 4.1 to the Current Report on Form 8-K dated July 5, 2007, filed by Baltimore Gas and Electric Company, File No. 1-1910).

Exhibit No.	Description
4-29
Series Supplement to Indenture dated as of June 29, 2007 by and between RSB BondCo LLC and Deutsche Bank Trust Company Americas, as Trustee and Securities Intermediary (Designated as Exhibit No. 4(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed by Baltimore Gas and Electric Company, File No. 1-1910).

4-30	Replacement Capital Covenant dated June 27, 2008. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated June 30, 2008, filed by Constellation Energy Group, Inc., File No. 1-12869).

4-31
Amendment to Replacement Capital Covenant, dated as of March 12, 2012, amending the Replacement Capital Covenant, dated as of June 27, 2008 (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 99.4).

4-32
Officers’ Certificate, dated December 14, 2010, establishing the 5.15% Notes due December 1, 2020 of Constellation Energy Group, Inc., with the form of Notes attached thereto. (Designated as Exhibit No. 4 (b) to the Current Report on Form 8-K dated December 14, 2010, filed by Constellation Energy Group, Inc., File No. 1-12869).

4-33
Officers’ Certificate, November 16, 2011, establishing the 3.50% Notes due November 15, 2021 of Baltimore Gas and Electric Company, with the form of Notes attached thereto. (Designated as Exhibit No. 4(b) to the Current Report on Form 8-K dated November 16, 2011, filed by Baltimore Gas and Electric Company, File No. 1-1910).

4-34	Indenture, dated as of June 17, 2014, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.1).

4-35-1
First Supplemental Indenture, dated as of June 17, 2014, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.2).

4-35-2	Form of 2.50% Notes due 2024 (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.2, Exhibit A).

4-35-3
Purchase Contract and Pledge Agreement, between Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary. (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.4).

4-35-4	Form of Remarketing Agreement (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.4, Exhibit P).

4-35-5	Form of Corporate Unit (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.4, Exhibit A).

4-35-6	Form of Treasury Unit (File No. 001-16169, Form 8-K dated June 23, 2014, Exhibit 4.4, Exhibit B).

4-36
Indenture, dated as of June 11, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Exelon Corporation’s Current Report on Form 8-K, filed on June 11, 2015).

4-36-1
First Supplemental Indenture, dated as of June 11, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to Exelon Corporation’s Current Report on Form 8-K, filed on June 11, 2015).

Exhibit No.	Description
4-36-2
Second Supplemental Indenture, dated as of December 2, 2015, among Exelon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Exelon Corporation’s Current Report on Form 8-K, filed on December 2, 2015).

4-37	Form of Conversion Supplemental Indenture, dated March 23, 2016 (File No. 001-31403, Form 8-K dated March 24, 2016, Exhibit 4.1)
4-38
Third Supplemental Indenture, dated as of April 7, 2016, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (File No. 001-16169, Form 8-K dated April 7, 2016, Exhibit 4.2)

4-39
Mortgage and Deed of Trust, dated July 1, 1936, of Potomac Electric Power Company to The Bank of New York Mellon as successor trustee, securing First Mortgage Bonds of Potomac Electric Power Company, and Supplemental Indenture dated July 1, 1936 (File No. 2-2232, Registration Statement dated June 19, 1936, Exhibit B-4)(a)

4-39-1	Supplemental Indentures to Potomac Electric Power Company Mortgage.

Dated as of	File Reference	Exhibit No.

December 10, 1939	Form 8-K, 1/3/40(a)	B

March 16, 2004	001-01072, Form 8-K, 3/23/04	4.3

May 24, 2005	001-01072, Form 8-K, 5/26/05	4.2

November 13, 2007	001-01072, Form 8-K, 11/15/07	4.2

March 24, 2008	001-01072, Form 8-K, 3/28/08	4.1

December 3, 2008	001-01072, Form 8-K, 12/8/08	4.2

March 28, 2012	001-01072, Form 8-K, 3/29/12	4.2

March 11, 2013	001-01072, Form 8-K, 3/12/13	4.2

November 14, 2013	001-01072, Form 8-K, 11/15/13	4.2

March 11, 2014	001-01072, Form 8-K, 3/12/14	4.2

March 9, 2015	001-01072, Form 8-K, 3/10/15	4.3

May 15, 2017	001-01072, Form 8-K, 5/22/17	4.2

June 1, 2018	001-01072, Form 8-K, 6/21/18	4.2

May 2, 2019	001-01072, Form 8-K, 6/13/19	4.2

Exhibit No.	Description
4-40
Indenture, dated as of July 28, 1989, between Potomac Electric Power Company and The Bank of New York Mellon, Trustee, with respect to Medium-Term Note Program (File No. 001-01072, Form 8-K dated June 21, 1990, Exhibit 4)(a)

4-41	Senior Note Indenture, dated November 17, 2003 between Potomac Electric Power Company and The Bank of New York Mellon (File No. 001-01072, Form 8-K dated November 21, 2003, Exhibit 4.2)

4-41-1
Supplemental Indenture, dated March 31, 2008, to Senior Note Indenture between Potomac Electric Power Company and The Bank of New York Mellon (File No. 001-01072, Form 10-K dated March 2, 2009, Exhibit 4.3)

4-42
Mortgage and Deed of Trust of Delaware Power & Light Company to The Bank of New York Mellon (ultimate successor to the New York Trust Company), as trustee, dated as of October 1, 1943, and copies of the First through Sixty-Eighth Supplemental Indentures thereto (File No. 33-1763, Registration Statement dated November 27, 1985, Exhibit 4-A)(a)

4-42-1	Supplemental Indentures to Delmarva Power & Light Company Mortgage.

	Dated as of	File Reference	Exhibit No.

	October 1, 1993	33-53855, Registration Statement, 1/30/95(a)	4-L

	October 1, 1994	33-53855, Registration Statement, 1/30/95(a)	4-N

	January 1, 1997	001-01405, Form 10-K, 2/24/12	4.4

	November 7, 2013	001-01405, Form 8-K, 11/8/13	4.2

	June 2, 2014	001-01405, Form 8-K, 6/3/14	4.3

	May 4, 2015	001-01405, Form 8-K, 5/5/15	4.2

	December 5, 2016	001-01405, Form 8-K, 12/12/16	4.2

	April 5, 2017	001-01405, Form 10-Q, 5/3/17	4.5
	April 3, 2018	000-01405, Form 10-Q, 5/2/18	4.3

	June 1, 2018	000-01405, Form 8-K, 6/21/18	4.2

	April 3, 2019	001-01405, Form 10-Q, 5/2/19	4.2

	May 2, 2019	001-01405, Form 8-K, 12/12/19	4.2

Exhibit No.	Description
4-43
Indenture between Delmarva Power & Light Company and The Bank of New York Mellon Trust Company, N.A. (ultimate successor to Manufacturers Hanover Trust Company), as trustee, dated as of November 1, 1988 (File No. 33-46892, Registration Statement dated April 1, 1992, Exhibit 4-G)(a)

4-44
Mortgage and Deed of Trust, dated January 15, 1937, between Atlantic City Electric Company and The Bank of New York Mellon (formerly Irving Trust Company), as trustee (File No. 2-66280, Registration Statement dated December 21, 1979, Exhibit 2(a))(a)

4-44-1	Supplemental Indentures to Atlantic City Electric Company Mortgage.

	Dated as of	File Reference	Exhibit No.

	June 1, 1949	2-66280, Registration Statement, 12/21/79(a)	2(b)

	March 1, 1991	Form 10-K, 3/28/91(a)	4(d)(1)

	April 1, 2004	001-03559, Form 8-K, 4/6/04	4.3

	March 8, 2006	001-03559, Form 8-K, 3/17/06	4

	March 29, 2011	001-03559, Form 8-K, 4/1/11	4.2

	August 18, 2014	001-03559, Form 8-K, 8/19/14	4.2

	December 1, 2015	001-03559, Form 8-K, 12/2/15	4.2

	October 9, 2018	001-03559, Form 8-K, 10/16/18	4.1

	May 2, 2019	001-03559, Form 8-K, 5/21/19	4.3

Exhibit No.	Description
4-45	Indenture, dated as of March 1, 1997, between Atlantic City Electric Company and The Bank of New York Mellon, as trustee (File No. 001-03559, Form 8-K dated March 24, 1997, Exhibit 4.2)

4-46	Senior Note Indenture, dated as of April 1, 2004, between Atlantic City Electric Company and The Bank of New York Mellon, as trustee (File No. 001-03559, Form 8-K dated April 6, 2004, Exhibit 4.2)

4-47
Indenture, dated as of December 19, 2002 between Atlantic City Electric Transition Funding LLC and The Bank of New York Mellon, as trustee (File No. 333-59558, Form 8-K dated December 23, 2002, Exhibit 4.1)

4-48
2002-1 Series Supplement, dated as of December 19, 2002 between Atlantic City Electric Transition Funding LLC and The Bank of New York Mellon, as trustee (File No. 333-59558, Form 8-K dated December 23, 2002, Exhibit 4.2)

4-49
2003-1 Series Supplement, dated as of December 23, 2003 between Atlantic City Electric Transition Funding LLC and The Bank of New York Mellon, as trustee (File No. 333-59558, Form 8-K dated December 23, 2003, Exhibit 4.2)

4-50
Indenture, dated September 6, 2002, between Pepco Holdings, Inc. and The Bank of New York Mellon, as trustee (File No. 333-100478, Registration Statement on Form S-3 dated October 10, 2002, Exhibit 4.03)

Exhibit No.	Description
4-51	Corporate Commercial Paper Master Note (File No. 001-31403, Form 10-K dated February 24, 2012, Exhibit 4.13)

4-52	Pepco Holdings, Inc. Certificate of Series A Non-Voting Non-Convertible Preferred Stock (File No. 001-31403, Form 8-k dated April 30, 2014, Exhibit 3.1)

4-53	Form of 2.400% notes due 2026 (File No. 001-01910, Form 8-K dated August 18, 2016, Exhibit 4.1)

4-54	Form of 3.500% notes due 2046 (File No. 001-01910, Form 8-K dated August 18, 2016, Exhibit 4.2)

4-55	Form of Exelon Generation Company, LLC 2.950% senior notes due 2020 (File No. 333-85496, Form 8-K dated March 10, 2017, Exhibit 4.1)

4-56	Form of Exelon Generation Company, LLC 3.400% notes due 2022 (File No. 333-85496, Form 8-K dated March 10, 2017, Exhibit 4.2)

4-57
Second Supplemental Indenture, dated April 3, 2017, between Exelon and The Bank of New York Mellon Trust Company, N.A., as trustee, to that certain Indenture (For Unsecured Subordinated Debt Securities), dated June 17, 2014 (File No. 001-16169, Form 8-K dated April 4, 2017, Exhibit 4.3)

4-58	Form of Exelon Corporation 3.497% junior subordinated notes due 2022 (File No. 001-16169, Form 8-K dated April 4, 2017, Exhibit 4.4)

4-59	Form of First Mortgage Bond, 4.15% Series due March 15, 2043 (File No. 001-01072, Form 8-K dated May 22, 2017, Exhibit 4.2)

4-60	BGE Form of 3.750% notes due 2047 (File No. 001-01910, Form 8-K dated August 24, 2017, Exhibit 4.1)

4-61
Exempt Facilities Loan Agreement dated as of June 1, 2019 between the Maryland Economic Development Corporation and Potomac Electric Power Company (File No. 001-01072, Form 8-K dated June 27, 2019, Exhibit 4.1)

4-62	Indenture, dated as of September 1, 2019, between Baltimore Gas and Electric Company and U.S. Bank National Association, as trustee (File No. 001-01910, Form 8-K dated September 12, 2019, Exhibit 4.1)

4-63	Description of Exelon Securities

4-64	Description of PECO Securities

4-65	Description of ComEd Securities

10-1	Exelon Corporation Non-Employee Directors’ Deferred Stock Unit Plan (As Amended and Restated Effective September 25, 2019). * (File No. 001-16169, Form 10-Q dated October 31, 2019, Exhibit 10.1).

10-2	Form of Exelon Corporation Unfunded Deferred Compensation Plan for Directors (as amended and restated Effective March 12, 2012). * (File No. 1-16169, 2015 Form 10-K, Exhibit 10-3)

10-3	Form of Restricted Stock Award Agreement under the Exelon Corporation Long-Term Incentive Plan* (File No. 1-16169, Form 10-Q dated October 31, 2019, Exhibit 10.2).

Exhibit No.	Description
10-4	Unicom Corporation Deferred Compensation Unit Plan, as amended (File Nos. 1-11375 and 1-1839, 1995 Form 10-K, Exhibit 10-12).

10-5	Amendment Number One to the Unicom Corporation Deferred Compensation Unit Plan, as amended January 1, 2008 * (File No. 001-16169, 2008 Form 10-K, Exhibit 10.16).

10-6	Exelon Corporation Supplemental Management Retirement Plan (As Amended and Restated Effective January 1, 2009) * (File No. 001-16169, 2008 Form 10-K, Exhibit 10.19).

10-7	PECO Energy Company Supplemental Pension Benefit Plan (As Amended and Restated Effective January 1, 2009) (File No. 000-16844, 2008 Form 10-K, Exhibit 10.20).

10-8	Exelon Corporation Annual Incentive Plan for Senior Executives (As Amended Effective January 1, 2014 * (File No. 1-16169, Exelon Proxy Statement dated April 1, 2014, Appendix A).

10-9	Exelon Corporation Employee Stock Purchase Plan, as amended and restated effective September 25, 2019 (File No. 1-16169, Form 10-Q dated October 31, 2019, Exhibit 10.3).

10-10	Exelon Corporation 2006 Long-Term Incentive Plan (Registration Statement No. 333-122704, Form S-4, Joint Proxy Statement-Prospectus pursuant to Rule 424(b)(3) filed June 3, 2005, Annex H).

10-11	Form of Stock Option Grant Instrument under the Exelon Corporation 2006 Long-Term Incentive Plan (File No. 1-16169, Form 8-K filed January 27, 2006, Exhibit 99.2).

10-12
Exelon Corporation Employee Stock Purchase Plan for Unincorporated Subsidiaries, as amended and restated effective September 25, 2019 (File No. 1-16169, Form 10-Q dated October 31, 2019, Exhibit 10.4).

10-13	Exelon Corporation Senior Management Severance Plan (As Amended and Restated Effective January 1, 2020) *

10-14	Exelon Corporation Executive Death Benefits Plan dated as of January 1, 2003 * (File No. 1-16169, 2006 Form 10-K, Exhibit 10-52).

10-15	First Amendment to Exelon Corporation Executive Death Benefits Plan, Effective January 1, 2006 * (File No. 1-16169, 2006 Form 10-K, Exhibit 10-53).

10-16	Amendment Number One to the Exelon Corporation 2006 Long-Term Incentive Plan, Effective December 4, 2006 (File No. 1-16169, 2006 Form 10-K, Exhibit 10-54).

10-17	Exelon Corporation Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (File No. 1-16169, 2006 Form 10-K, Exhibit 10-56).

10-18	Exelon Corporation Stock Deferral Plan (As Amended and Restated Effective September 25, 2019) (File No. 1-16169, Form 10-Q dated October 31, 2019, Exhibit 10.5).

10-19	Restricted stock unit award agreement (File 1-16169, Form 8-K dated August 31, 2007, Exhibit 99.1).

10-20	Form of Exelon Corporation 2011 Long-Term Incentive Plan, as amended effective December 18, 2014. * (File No. 1-16169, 2015 Form 10-K, Exhibit 10-34)

10-20-1	Form of Exelon Corporation Long-Term Incentive Program, as amended and restated as of January 1, 2020. *

10-20-2
Amendment Number Two to the Exelon Corporation 2011 Long-Term Incentive Plan (As Amended and Restated Effective January 21, 2014), Effective October 26, 2015. * (File No. 1-16169, 2015 Form 10-K, Exhibit 10-34-3)

Exhibit No.	Description
10-21	Form of Separation Agreement under Exelon Corporation Senior Management Severance Plan (As Amended and Restated Effective January 1, 2020)

10-22	Credit Agreement for $500,000,000 dated as of March 23, 2011 between Exelon Corporation and Various Financial Institutions (File No. 001-16169, Form 8-K dated March 23, 2011, Exhibit No. 99.1).

10-23
Credit Agreement for $5,300,000,000 dated as of March 23, 2011 between Exelon Generation Company, LLC and Various Financial Institutions (File No. 333-85496, Form 8-K dated March 23, 2011, Exhibit No. 99.2).

10-24	Credit Agreement for $600,000,000 dated as of March 23, 2011 between PECO Energy Company and Various Financial Institutions (File No. 000-16844, Form 8-K dated March 23, 2011, Exhibit No. 99.3).

10-25
Credit Agreement dated as of March 28, 2012 among Commonwealth Edison Company, Various Financial Institutions, as Lenders, and JP Morgan Chase Bank, N.A., as Administrative Agent (File No. 001-01839, Form 8-K dated March 28, 2012, Exhibit No. 99-1).

10-26
Amendment No. 3 to Credit Agreement dated as of March 23, 2011 among Exelon Corporation, as Borrower, the various financial institutions named therein, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-16169, Form 8-K dated August 10, 2013, Exhibit No. 99-1).

10-27
Amendment No. 1 to Credit Agreement dated as of March 28, 2012 among Commonwealth Edison Company, as Borrower, the various financial institutions named therein, as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-1839, Form 8-K dated August 10, 2013, Exhibit No. 99-2).

10-28
Amendment No. 1 to Credit Agreement, dated as of December 21, 2011, to the Credit Agreement dated as of March 23, 2011, among Exelon Generation Company, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-16169, Form 8-K dated March 14, 2012, Exhibit No. 4-6).

10-29
Constellation Energy Group, Inc. Nonqualified Deferred Compensation Plan, as amended and restated. * (Designated as Exhibit No. 10(b) to the Constellation Annual Report on Form 10-K for the year ended December 31, 2008, filed by Constellation Energy Group, Inc., File Nos. 1-12869 and 1-1910).

10-30
Constellation Energy Group, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated. * (Designated as Exhibit No. 10(c) to the Constellation Annual Report on Form 10-K for the year ended December 31, 2008, filed by Constellation Energy Group, Inc., File Nos. 1-12869 and 1-1910).

10-31
Constellation Energy Group, Inc. Benefits Restoration Plan, amended and restated effective June 1, 2010. * (Designated as Exhibit No. 10(b) to the Constellation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed by Constellation Energy Group, Inc., File Nos. 1-12869 and 1-1910).

10-32
Constellation Energy Group, Inc. Supplemental Pension Plan, as amended and restated. * (Designated as Exhibit No. 10(e) to the Constellation Annual Report on Form 10-K for the year ended December 31, 2008, filed by Constellation Energy Group, Inc., File Nos. 1-12869 and 1-1910).

10-33
Constellation Energy Group, Inc. Senior Executive Supplemental Plan, as amended and restated. * (Designated as Exhibit No. 10(f) to the Constellation Annual Report on Form 10-K for the year ended December 31, 2008, filed by Constellation Energy Group, Inc., File Nos. 1-12869 and 1-1910).

Exhibit No.	Description
10-34
Constellation Energy Group, Inc. Executive Supplemental Benefits Plan, as amended and restated. * (Designated as Exhibit No. 10(a) to the Constellation Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed by Constellation Energy Group, Inc., File Nos. 1-12869 and 1-1910).

10-35
Constellation Energy Group, Inc. Amended and Restated 2007 Long-Term Incentive Plan. * (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated June 4, 2010, filed by Constellation Energy Group, Inc., File No. 1-12869).

10-36
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

10-37
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

10-38
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

10-39
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

10-40
Termination Agreement dated as of November 3, 2010, by and among EDF Inc. (formerly known as EDF Development, Inc.), E.D.F. International S.A., and Constellation Energy Group, Inc. (Designated as Exhibit No. 10.2 to the Current Report on Form 8-K dated November 3, 2010, filed by Constellation Energy Group, Inc., File No. 1-12869).

10-41
Settlement Agreement between EDF Inc., Exelon Corporation, Exelon Energy Delivery Company, LLC, Constellation Energy Group, Inc. and Baltimore Gas and Electric Company dated January 16, 2012. (Designated as Exhibit No. 10.1 to the Current Report on Form 8-K dated January 19, 2012, File Nos. 1-12869 and 1-1910).

10-42-1
Confirmation of Base Issuer Forward Transaction, dated June 11, 2014, between Exelon Corporation and Barclays Capital, Inc., acting as Agent for Barclays Bank PLC (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 10.1).

10-42-2	Confirmation of Base Issuer Forward Transaction, dated June 11, 2014, between Exelon Corporation and Goldman Sachs & Co. (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 10.2).

10-42-3
Confirmation of Additional Issuer Forward Transaction, dated June 13, 2014, between Exelon Corporation and Barclays Capital, Inc., acting as Agent for Barclays Bank PLC (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 10.3).

10-42-4	Confirmation of Additional Issuer Forward Transaction, dated June 13, 2014, between Exelon Corporation and Goldman Sachs & Co. (File No. 001-16169, Form 8-K dated June 17, 2014, Exhibit 10.4).

10-43	Bondable Transition Property Sale Agreement, dated as of December 19, 2002, between ACE Funding and ACE (File No. 333-59558, Form 8-K dated December 23, 2002, Exhibit 10.1)

Exhibit No.	Description
10-44	Bondable Transition Property Servicing Agreement, dated as of December 19, 2002, between ACE Funding and ACE (File No. 333-59558, Form 8-K dated December 23, 2002, Exhibit 10.2)

10-45
Purchase Agreement, dated as of April 20, 2010, by and among Pepco Holdings, Inc., Conectiv, LLC, Conectiv Energy Holding Company, LLC and New Development Holdings, LLC (File No. 001-31403, Form 8-K dated July 8, 2010, Exhibit 2.1)

10-46
Purchase Agreement, dated March 9, 2015, among Potomac Electric Power Company and BNY Mellon Capital Markets, LLC, Morgan Stanley & Co. LLC, and RBS Securities Inc., as representatives of the several underwriters named therein (File No. 001-01072, Form 8-K dated March 10, 2015, Exhibit 1.1)

10-47
Purchase Agreement, May 4, 2015, among Delmarva Power & Light Company and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Scotia Capital (USA) Inc., as representatives of the several underwriters named therein (File No. 001-01405, Form 8-K dated May 5, 2015, Exhibit 1.1)

10-48	Bond Purchase Agreement, dated December 1, 2015, among Atlantic City Electric Company and the purchasers signatory thereto (File No. 001-03559, Form 8-K dated December 2, 2015, Exhibit 1.1)

10-49
$300,000,000 Term Loan Agreement by and among PHI, The Bank of Nova Scotia, as Administrative Agent, and the lenders party thereto, dated July 30, 2015 (File No. 001-31403, Form 8-K dated July 30, 2015, Exhibit 10)

10-50
First Amendment to Term Loan Agreement, dated as of October 29, 2015, by and among PHI, The Bank of Nova Scotia, as Administrative Agent, and the lenders party thereto (File No. 001-31403, Form 8-K dated October 29, 2015, Exhibit 10.2)

10-51
$500,000,000 Term Loan Agreement by and among PHI, The Bank of Nova Scotia, as Administrative Agent, and the lenders party thereto, dated January 13, 2016 (File No. 001-31403, Form 8-K dated January 14, 2016, Exhibit 10)

10-52
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

10-52-1
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

10-52-2
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

10-52-3
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

10-52-4
Consent, dated as of October 29, 2015, by and among Pepco Holdings, Inc., Potomac Electric Power Company, Delmarva Power & Light Company and Atlantic City Electric Company, the various financial institutions from time to time party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association (File No. 001-31403, Form 8-K dated October 29, 2015, Exhibit 10.1)

Exhibit No.	Description

10-53
Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated as of June 7, 2000, by and between Pepco and Southern Energy, Inc. (File No. 001-01072, Form 8-K dated June 13, 2000, Exhibit 10)

10-53-1
Amendment No. 1 to the Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated September 18, 2000, by and between Potomac Electric Power Company and Southern Energy, Inc. (File No. 001-01072, Form 8-K dated December 19, 2000, Exhibit 10.1)

10-53-2
Amendment No. 2 to the Asset Purchase and Sale Agreement for Generating Plants and Related Assets, dated December 19, 2000, by and between Potomac Electric Power Company and Southern Energy, Inc. (File No. 001-01072, Form 8-K dated December 19, 2000, Exhibit 10.2)

10-54
First Amendment to Loan Agreement, by and between Pepco Holdings LLC and The Bank of Nova Scotia, as administrative agent and lender, dated March 28, 2016 (File No. 001-31403, Form 8-K dated March 28, 2016, Exhibit 10)

10-55
Amendment No. 7 to Credit Agreement, dated as of March 23, 2011, among Exelon Corporation, as Borrower, the various financial institutions named therein, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-16169, Form 8-K dated May 27, 2016, Exhibit 99.1)

10-56
Amendment No. 7 to Credit Agreement, dated as of March 23, 2011, among Exelon Generation Company, LLC, as Borrower, the various financial institutions named therein, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 333-85496, Form 8-K dated May 27, 2016, Exhibit 99.2)

10-57
Amendment No. 4 to Credit Agreement, dated as of March 23, 2011, among Commonwealth Edison Company, as Borrower, the various financial institutions named therein, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 333-85496, Form 8-K dated May 27, 2016, Exhibit 99.3)

10-58
Amendment No. 6 to Credit Agreement, dated as of March 23, 2011, among PECO Energy Company, as Borrower, the various financial institutions named therein, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 000-16844, Form 8-K dated May 27, 2016, Exhibit 99.4)

10-59
Amendment No. 5 to Credit Agreement, dated as of March 23, 2011, among Baltimore Gas and Electric Company, as Borrower, the various financial institutions named therein, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (File No. 001-01910, Form 8-K dated May 27, 2016, Exhibit 99.5)

10-60
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

10-61	2016 Form of Exelon Corporation Change in Control Agreement (File No. 001-16169, Form 10-Q dated October 26, 2016, Exhibit 10.1)

10-62	Execution Version-ZEC Standard Contract by and between the NYSERDA and Nine Mile Point Nuclear Station, LLC dated Nov. 18, 2016 (File No. 001-16169, Form 8-K dated November 18, 2016, Exhibit 10.1)

10-63	Execution Version-ZEC Standard Contract by and between the NYSERDA and R. E. Ginna Nuclear Power Plant, LLC dated Nov. 18, 2016 (File No. 001-16169, Form 8-K dated November 18, 2016, Exhibit 10.2)

10-64
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

Exhibit No.	Description
10-65	Purchase Agreement, dated June 8, 2018 among Delmarva Power & Light Company and the purchasers signatory thereto (File No. 001-01405, Form 8-K dated June 21, 2018, Exhibit 1.1)

10-66	Purchase Agreement, dated June 8, 2018, among Potomac Electric Power Company and the purchasers signatory thereto (File No. 001-01072, Form 8-K dated June 21, 2018, Exhibit 1.1)

10-67	Letter Agreement, dated May 7, 2018, between Exelon Corporation and Denis P. O’Brien (File No. 001-16169, Form 10-Q dated August 2, 2018, Exhibit 10.3)

10-68	Letter Agreement, dated May 7, 2018, between Exelon Corporation and Jonathan W. Thayer (File No. 001-16169, Form 10-Q dated August 2, 2018, Exhibit 10.4)

14	Exelon Code of Conduct, as amended March 12, 2012 (File No. 1-16169, Form 8-K dated March 14, 2012, Exhibit No. 14-1).

Subsidiaries

21-1	Exelon Corporation

21-2	Exelon Generation Company, LLC

21-3	Commonwealth Edison Company

21-4	PECO Energy Company

21-5	Baltimore Gas and Electric Company

21-6	Pepco Holdings LLC

21-7	Potomac Electric Power Company

21-8	Delmarva Power & Light Company

21-9	Atlantic City Electric Company

Consent of Independent Registered Public Accountants

23-1	Exelon Corporation

23-2	Exelon Generation Company, LLC

23-3	Commonwealth Edison Company

23-4	PECO Energy Company

23-5	Baltimore Gas and Electric Company

23-6	Potomac Electric Power Company

23-7	Delmarva Power & Light Company

23-8	Atlantic City Electric Company

Power of Attorney (Exelon Corporation)

24-1	Anthony K. Anderson

24-2	Ann C. Berzin

24-3	Laurie Brlas

24-4	Christopher M. Crane

24-5	Yves C. de Balmann

24-6	Nicholas DeBenedictis

Exhibit No.	Description
24-7	Linda P. Jojo

24-8	Paul Joskow

24-9	Robert J. Lawless

24-10	Richard W. Mies

24-11	Reserved.

24-12	Mayo A. Shattuck III

24-13	Stephen D. Steinour

24-14	John F. Young

24-15	John Richardson

Power of Attorney (Commonwealth Edison Company)

24-16	James W. Compton

24-17	Christopher M. Crane

24-18	A. Steven Crown

24-19	Nicholas DeBenedictis

24-20	Joseph Dominguez

24-21	Peter V. Fazio, Jr.

24-22	Michael H. Moskow

24-23	Calvin G. Butler

24-24	Juan Ochoa

Power of Attorney (PECO Energy Company)

24-25	Christopher M. Crane

24-26	Reserved.

24-27	Nicholas DeBenedictis

24-28	Nelson A. Diaz

24-29	John S. Grady

24-30	Rosemarie B. Greco

24-31	Michael A. Innocenzo

24-32	Charisse R. Lillie

24-33	Calvin G. Butler

Power of Attorney (Baltimore Gas and Electric Company)

24-34	Ann C. Berzin

24-35	Carim V. Khouzami

24-36	Christopher M. Crane

Exhibit No.	Description
24-37	Michael E. Cryor

24-38	James R. Curtiss

24-39	Joseph Haskins, Jr.

24-40	Calvin G. Butler

24-41	Michael D. Sullivan

24-42	Maria Harris Tildon

Power of Attorney (Pepco Holdings LLC)

24-43	Christopher M. Crane

24-44	Linda W. Cropp

24-45	Michael E. Cryor

24-46	Ernest Dianastasis

24-47	Debra P. DiLorenzo

24-48	Calvin G. Butler

24-49	David M. Velazquez

Power of Attorney (Potomac Electric Power Company)

24-50	J. Tyler Anthony

24-51	Phillip S. Barnett

24-52	Christopher M. Crane

24-53	Melissa A. Lavinson

24-54	Kevin M. McGowan

24-55	Calvin G. Butler

24-56	David M. Velazquez

Power of Attorney (Delmarva Power & Light Company)

24-57	Calvin G. Butler
24-58	David M. Velazquez

Power of Attorney (Atlantic City Electric Company)

24-59	David M. Velazquez

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the following officers for the following registrants:

Exhibit No.	Description
31-1	Filed by Christopher M. Crane for Exelon Corporation

31-2	Filed by Joseph Nigro for Exelon Corporation

31-3	Filed by Kenneth W. Cornew for Exelon Generation Company, LLC

31-4	Filed by Bryan P. Wright for Exelon Generation Company, LLC

Exhibit No.	Description
31-5	Filed by Joseph Dominguez for Commonwealth Edison Company

31-6	Filed by Jeanne M. Jones for Commonwealth Edison Company

31-7	Filed by Michael A. Innocenzo for PECO Energy Company

31-8	Filed by Robert J. Stefani for PECO Energy Company

31-9	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

31-10	Filed by David M. Vahos for Baltimore Gas and Electric Company

31-11	Filed by David M. Velazquez for Pepco Holdings LLC

31-12	Filed by Phillip S. Barnett for Pepco Holdings LLC

31-13	Filed by David M. Velazquez for Potomac Electric Power Company

31-14	Filed by Phillip S. Barnett for Potomac Electric Power Company

31-15	Filed by David M. Velazquez for Delmarva Power & Light Company

31-16	Filed by Phillip S. Barnett for Delmarva Power & Light Company

31-17	Filed by David M. Velazquez for Atlantic City Electric Company

31-18	Filed by Phillip S. Barnett for Atlantic City Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the following officers for the following registrants:

32-1	Filed by Christopher M. Crane for Exelon Corporation

32-2	Filed by Joseph Nigro for Exelon Corporation

32-3	Filed by Kenneth W. Cornew for Exelon Generation Company, LLC

32-4	Filed by Bryan P. Wright for Exelon Generation Company, LLC

32-5	Filed by Joseph Dominguez for Commonwealth Edison Company

32-6	Filed by Jeanne M. Jones for Commonwealth Edison Company

32-7	Filed by Michael A. Innocenzo for PECO Energy Company

32-8	Filed by Robert J. Stefani for PECO Energy Company

32-9	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-10	Filed by David M. Vahos for Baltimore Gas and Electric Company

32-11	Filed by David M. Velazquez for Pepco Holdings LLC

32-12	Filed by Phillip S. Barnett for Pepco Holdings LLC

32-13	Filed by David M. Velazquez for Potomac Electric Power Company

32-14	Filed by Phillip S. Barnett for Potomac Electric Power Company

32-15	Filed by David M. Velazquez for Delmarva Power & Light Company

32-16	Filed by Phillip S. Barnett for Delmarva Power & Light Company

32-17	Filed by David M. Velazquez for Atlantic City Electric Company

32-18	Filed by Phillip S. Barnett for Atlantic City Electric Company

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

EXELON CORPORATION

By:	/s/ CHRISTOPHER M. CRANE
Name:	Christopher M. Crane
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ CHRISTOPHER M. CRANE	President, Chief Executive Officer (Principal Executive Officer) and Director
Christopher M. Crane

/s/ JOSEPH NIGRO	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph Nigro

/s/ FABIAN E. SOUZA	Senior Vice President and Corporate Controller (Principal Accounting Officer)
Fabian E. Souza

This annual report has also been signed below by Thomas S. O'Neill, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Anthony K. Anderson Ann C. Berzin Laurie Brlas Yves C. de Balmann Nicholas DeBenedictis Linda P. Jojo Paul L. Joskow	Robert J. Lawless Richard W. Mies John M. Richardson Mayo A. Shattuck III Stephen D. Steinour John F. Young

By:	/s/ THOMAS S. O'NEILL	February 11, 2020
Name:	Thomas S. O'Neill

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

EXELON GENERATION COMPANY, LLC

By:	/s/ KENNETH W. CORNEW
Name:	Kenneth W. Cornew
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ KENNETH W. CORNEW	President and Chief Executive Officer (Principal Executive Officer)
Kenneth W. Cornew

/s/ BRYAN P. WRIGHT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Bryan P. Wright

/s/ MATTHEW N. BAUER	Vice President and Controller (Principal Accounting Officer)
Matthew N. Bauer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

COMMONWEALTH EDISON COMPANY

By:	/s/ JOSEPH DOMINGUEZ
Name:	Joseph Dominguez
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ JOSEPH DOMINGUEZ	Chief Executive Officer (Principal Executive Officer) and Director
Joseph Dominguez

/s/ JEANNE M. JONES	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Jeanne M. Jones

/s/ GERALD J. KOZEL	Vice President and Controller (Principal Accounting Officer)
Gerald J. Kozel
This annual report has also been signed below by Joseph Dominguez, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Calvin G. Butler James W. Compton Christopher M. Crane A. Steven Crown	Nicholas DeBenedictis Peter V. Fazio, Jr. Michael H. Moskow Juan Ochoa

By:	/s/ JOSEPH DOMINGUEZ	February 11, 2020
Name:	Joseph Dominguez

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

PECO ENERGY COMPANY

By:	/s/ MICHAEL A. INNOCENZO
Name:	Michael A. Innocenzo
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ MICHAEL A. INNOCENZO	President, Chief Executive Officer (Principal Executive Officer) and Director
Michael A. Innocenzo

/s/ ROBERT J. STEFANI	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Robert J. Stefani

/s/ SCOTT A. BAILEY	Vice President and Controller (Principal Accounting Officer)
Scott A. Bailey
This annual report has also been signed below by Michael A. Innocenzo, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Calvin G. Butler	John S. Grady
Christopher M. Crane	Rosemarie B. Greco
Nicholas DeBenedictis	Charisse R. Lillie
Nelson A. Diaz

By:	/s/ MICHAEL A. INNOCENZO	February 11, 2020
Name:	Michael A. Innocenzo

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

BALTIMORE GAS AND ELECTRIC COMPANY

By:	/s/ CARIM V. KHOUZAMI
Name:	Carim V. Khouzami
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ CARIM V. KHOUZAMI	Chief Executive Officer (Principal Executive Officer) and Director
Carim V. Khouzami

/s/ DAVID M. VAHOS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David M. Vahos

/s/ ANDREW W. HOLMES	Vice President and Controller (Principal Accounting Officer)
Andrew W. Holmes

This annual report has also been signed below by Carim V. Khouzami, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Ann C. Berzin	James R. Curtiss
Calvin G. Butler	Joseph Haskins, Jr.
Christopher M. Crane	Michael D. Sullivan
Michael E. Cryor	Maria Harris Tildon

By:	/s/ CARIM V. KHOUZAMI	February 11, 2020
Name:	Carim V. Khouzami

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

PEPCO HOLDINGS LLC

By:	/s/ DAVID M. VELAZQUEZ
Name:	David M. Velazquez
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ DAVID M. VELAZQUEZ	President, Chief Executive Officer (Principal Executive Officer), and Director
David M. Velazquez

/s/ PHILLIP S. BARNETT	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Phillip S. Barnett

/s/ ROBERT M. AIKEN	Vice President and Controller (Principal Accounting Officer)
Robert M. Aiken

This annual report has also been signed below by David M. Velazquez, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Calvin. G. Butler	Michael E. Cryor
Christopher M. Crane	Ernest Dianastasis
Linda W. Cropp	Debra P. DiLorenzo

By:	/s/ DAVID M. VELAZQUEZ	February 11, 2020
Name:	David M. Velazquez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

POTOMAC ELECTRIC POWER COMPANY

By:	/s/ DAVID M. VELAZQUEZ
Name:	David M. Velazquez
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ DAVID M. VELAZQUEZ	President, Chief Executive Officer (Principal Executive Officer), and Director
David M. Velazquez

/s/ PHILLIP S. BARNETT	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Phillip S. Barnett

/s/ ROBERT M. AIKEN	Vice President and Controller (Principal Accounting Officer)
Robert M. Aiken

This annual report has also been signed below by David M. Velazquez, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

J. Tyler Anthony	Christopher M. Crane
Phillip S. Barnett	Melissa A. Lavinson
Calvin G. Butler	Kevin M. McGowan

By:	/s/ DAVID M. VELAZQUEZ	February 11, 2020
Name:	David M. Velazquez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

DELMARVA POWER & LIGHT COMPANY

By:	/s/ DAVID M. VELAZQUEZ
Name:	David M. Velazquez
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ DAVID M. VELAZQUEZ	President, Chief Executive Officer (Principal Executive Officer), and Director
David M. Velazquez

/s/ PHILLIP S. BARNETT	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Phillip S. Barnett

/s/ ROBERT M. AIKEN	Vice President and Controller (Principal Accounting Officer)
Robert M. Aiken

This annual report has also been signed below by David M. Velazquez, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

Calvin G. Butler

By:	/s/ DAVID M. VELAZQUEZ	February 11, 2020
Name:	David M. Velazquez

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 11th day of February, 2020.

ATLANTIC CITY ELECTRIC COMPANY

By:	/s/ DAVID M. VELAZQUEZ
Name:	David M. Velazquez
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of February, 2020.

Signature	Title

/s/ DAVID M. VELAZQUEZ	President, Chief Executive Officer (Principal Executive Officer), and Director
David M. Velazquez

/s/ PHILLIP S. BARNETT	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Phillip S. Barnett

/s/ ROBERT M. AIKEN	Vice President and Controller (Principal Accounting Officer)
Robert M. Aiken