Form 10-Q
period 2020-03-31
EXELON CORP; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; DELMARVA POWER & LIGHT CO /DE/; COMMONWEALTH EDISON Co; BALTIMORE GAS & ELECTRIC CO; ATLANTIC CITY ELECTRIC CO; PEPCO HOLDINGS LLC; EXELON GENERATION CO LLC
filed 2020-05-08
CIK 1109357, 78100, 79732, 27879, 22606, 9466, 8192, 1135971, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2020 was:

Exelon Corporation Common Stock, without par value	974,407,848
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,353
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL and ACE, collectively
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
Antelope Valley	Antelope Valley Solar Ranch One
BSC	Exelon Business Services Company, LLC
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
EGR IV	ExGen Renewables IV, LLC
EGRP	ExGen Renewables Partners, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
FitzPatrick	James A. FitzPatrick nuclear generating station
NER	NewEnergy Receivables LLC
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
SolGen	SolGen, LLC
TMI	Three Mile Island nuclear facility

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note "—" of the 2019 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2019 Annual Report on Form 10-K
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	Clean Energy Standard
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CODM	Chief operating decision maker(s)
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DOE	United States Department of Energy
DOEE	Department of Energy & Environment
DOJ	United States Department of Justice
DPSC	Delaware Public Service Commission
EDF	Electricite de France SA and its subsidiaries
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FRR	Fixed Resource Requirement
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
ISO	Independent System Operator
ISO-NE	Independent System Operator New England Inc.
LIBOR	London Interbank Offered Rate
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
MOPR	Minimum Offer Price Rule
MW	Megawatt
MWh	Megawatt hour
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange
NJBPU	New Jersey Board of Public Utilities
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOSA	Nuclear Operating Services Agreement
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York Independent System Operator Inc.
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PPE	Property, plant and equipment
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSDAR	Post-Shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
RNF	Revenues Net of Purchased Power and Fuel Expense
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RMC	Risk Management Committee
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
TCJA	Tax Cuts and Jobs Act
Transition Bonds	Transition Bonds issued by ACE Funding
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit, or Zero Emission Certificate
ZES	Zero Emission Standard

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties including among others those related to the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of various governments and regulatory bodies, our customers, and the company, on our business, financial condition and results of operations; any such forward-looking statements, whether concerning the COVID-19 pandemic or otherwise, involve risks, assumptions and uncertainties. Words such as “could,” “may,” “expects,” “anticipates,” “will,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance, are intended to identify such forward-looking statements.
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2019 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 18, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors; (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part I, ITEM 1. Financial Statements: Note 14, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
Investors are cautioned not to place undue reliance on these forward-looking statements, whether written or oral, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Operating revenues
Competitive businesses revenues	$4,403	$4,979
Rate-regulated utility revenues	4,276	4,503
Revenues from alternative revenue programs	67	(5)
Operating revenue from affiliates	1	—
Total operating revenues	8,747	9,477
Operating expenses
Competitive businesses purchased power and fuel	2,710	3,204
Rate-regulated utility purchased power and fuel	1,157	1,349
Operating and maintenance	2,204	2,189
Depreciation and amortization	1,021	1,075
Taxes other than income taxes	437	445
Total operating expenses	7,529	8,262
Gain on sales of assets and businesses	2	3
Operating income	1,220	1,218
Other income and (deductions)
Interest expense, net	(404)	(397)
Interest expense to affiliates	(6)	(6)
Other, net	(725)	467
Total other income and (deductions)	(1,135)	64
Income before income taxes	85	1,282
Income taxes	(294)	310
Equity in losses of unconsolidated affiliates	(3)	(6)
Net income	376	966
Net (loss) income attributable to noncontrolling interests	(206)	59
Net income attributable to common shareholders	$582	$907
Comprehensive income, net of income taxes
Net income	$376	$966
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(10)	(16)
Actuarial loss reclassified to periodic benefit cost	47	36
Pension and non-pension postretirement benefit plan valuation adjustment	(7)	(38)
Unrealized loss on cash flow hedges	(1)	—
Unrealized loss on investments in unconsolidated affiliates	—	(2)
Unrealized (loss) gain on foreign currency translation	(8)	2
Other comprehensive income	21	(18)
Comprehensive income	397	948
Comprehensive (loss) income attributable to noncontrolling interests	(206)	58
Comprehensive income attributable to common shareholders	$603	$890

Average shares of common stock outstanding:
Basic	975	971
Assumed exercise and/or distributions of stock-based awards	1	1
Diluted(a)	976	972

Earnings per average common share:
Basic	$0.60	$0.93
Diluted	$0.60	$0.93
__________

(a)
The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was immaterial for the three months ended March 31, 2020 and March 31, 2019.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$376	$966
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	1,378	1,460
Asset impairments	8	7
Deferred income taxes and amortization of investment tax credits	(245)	187
Net fair value changes related to derivatives	(132)	31
Net realized and unrealized losses (gains) on NDT funds	651	(308)
Other non-cash operating activities	273	127
Changes in assets and liabilities:
Accounts receivable	800	79
Inventories	81	128
Accounts payable and accrued expenses	(976)	(764)
Option premiums (paid) received, net	(38)	6
Collateral posted, net	(21)	(101)
Income taxes	(56)	141
Pension and non-pension postretirement benefit contributions	(531)	(328)
Other assets and liabilities	(488)	(587)
Net cash flows provided by operating activities	1,080	1,044
Cash flows from investing activities
Capital expenditures	(2,016)	(1,873)
Proceeds from NDT fund sales	1,183	3,713
Investment in NDT funds	(1,234)	(3,666)
Proceeds from sales of assets and businesses	—	8
Other investing activities	(8)	32
Net cash flows used in investing activities	(2,075)	(1,786)
Cash flows from financing activities
Changes in short-term borrowings	109	540
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Issuance of long-term debt	2,652	402
Retirement of long-term debt	(1,032)	(352)
Dividends paid on common stock	(373)	(352)
Proceeds from employee stock plans	30	51
Other financing activities	(21)	(14)
Net cash flows provided by financing activities	1,865	275
Increase (decrease) in cash, cash equivalents and restricted cash	870	(467)
Cash, cash equivalents and restricted cash at beginning of period	1,122	1,781
Cash, cash equivalents and restricted cash at end of period	$1,992	$1,314

Supplemental cash flow information
Decrease in capital expenditures not paid	$(180)	$(229)
Increase in PPE related to ARO update	—	301

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,457	$587
Restricted cash and cash equivalents	414	358
Accounts receivable
Customer accounts receivable	4,320	4,835
Customer allowance for credit losses	(278)	(243)
Customer accounts receivable, net	4,042	4,592
Other accounts receivable	1,391	1,631
Other allowance for credit losses	(52)	(48)
Other accounts receivable, net	1,339	1,583
Mark-to-market derivative assets	656	679
Unamortized energy contract assets	47	47
Inventories, net
Fossil fuel and emission allowances	224	312
Materials and supplies	1,463	1,456
Regulatory assets	1,205	1,170
Other	1,629	1,253
Total current assets	12,476	12,037
Property, plant and equipment (net of accumulated depreciation and amortization of $24,449 and $23,979 as of March 31, 2020 and December 31, 2019, respectively)	81,017	80,233
Deferred debits and other assets
Regulatory assets	8,360	8,335
Nuclear decommissioning trust funds	11,611	13,190
Investments	418	464
Goodwill	6,677	6,677
Mark-to-market derivative assets	625	508
Unamortized energy contract assets	329	336
Other	3,164	3,197
Total deferred debits and other assets	31,184	32,707
Total assets(a)	$124,677	$124,977

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,979	$1,370
Long-term debt due within one year	2,848	4,710
Accounts payable	2,883	3,560
Accrued expenses	1,535	1,981
Payables to affiliates	5	5
Regulatory liabilities	412	406
Mark-to-market derivative liabilities	264	247
Unamortized energy contract liabilities	121	132
Renewable energy credit obligation	451	443
Other	1,276	1,331
Total current liabilities	11,774	14,185
Long-term debt	34,808	31,329
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	12,242	12,351
Asset retirement obligations	10,951	10,846
Pension obligations	3,705	4,247
Non-pension postretirement benefit obligations	2,112	2,076
Spent nuclear fuel obligation	1,204	1,199
Regulatory liabilities	9,105	9,986
Mark-to-market derivative liabilities	436	393
Unamortized energy contract liabilities	317	338
Other	3,017	3,064
Total deferred credits and other liabilities	43,089	44,500
Total liabilities(a)	90,061	90,404
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 974 shares and 973 shares outstanding at March 31, 2020 and December 31, 2019, respectively)	19,303	19,274
Treasury stock, at cost (2 shares at March 31, 2020 and December 31, 2019)	(123)	(123)
Retained earnings	16,475	16,267
Accumulated other comprehensive loss, net	(3,173)	(3,194)
Total shareholders’ equity	32,482	32,224
Noncontrolling interests	2,134	2,349
Total equity	34,616	34,573
Total liabilities and shareholders’ equity	$124,677	$124,977
__________

(a)
Exelon’s consolidated assets include $9,056 million and $9,532 million at March 31, 2020 and December 31, 2019, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,412 million and $3,473 million at March 31, 2020 and December 31, 2019, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 16 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2019	974,416	$19,274	$(123)	$16,267	$(3,194)	$2,349	$34,573
Net income	—	—	—	582	—	(206)	376
Long-term incentive plan activity	1,354	(4)	—	—	—	—	(4)
Employee stock purchase plan issuances	470	31	—	—	—	—	31
Changes in equity of noncontrolling interests	—		—	—	—	(9)	(9)
Sale of noncontrolling interests	—	2	—	—	—	—	2
Common stock dividends ($0.38/common share)	—	—	—	(374)	—	—	(374)
Other comprehensive income, net of income taxes	—	—	—	—	21		21
Balance, March 31, 2020	976,240	$19,303	$(123)	$16,475	$(3,173)	$2,134	$34,616

	Three Months Ended March 31, 2019
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2018	970,020	$19,116	$(123)	$14,766	$(2,995)	$2,306	$33,070
Net income	—	—	—	907	—	59	966
Long-term incentive plan activity	2,446	(3)	—	—	—	—	(3)
Employee stock purchase plan issuances	320	51	—	—	—	—	51
Changes in equity of noncontrolling interests	—	—	—	—	—	(17)	(17)
Sale of noncontrolling interests	—	7	—	—	—	—	7
Common stock dividends ($0.36/common share)	—	—	—	(352)	—	—	(352)
Other comprehensive loss, net of income taxes	—	—	—	—	(17)	(1)	(18)
Balance, March 31, 2019	972,786	$19,171	$(123)	$15,321	$(3,012)	$2,347	$33,704

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues
Operating revenues	$4,403	$4,979
Operating revenues from affiliates	330	317
Total operating revenues	4,733	5,296
Operating expenses
Purchased power and fuel	2,710	3,204
Purchased power and fuel from affiliates	(6)	1
Operating and maintenance	1,121	1,068
Operating and maintenance from affiliates	142	150
Depreciation and amortization	304	405
Taxes other than income taxes	129	135
Total operating expenses	4,400	4,963
Operating income	333	333
Other income and (deductions)
Interest expense, net	(100)	(102)
Interest expense to affiliates	(9)	(9)
Other, net	(771)	430
Total other income and (deductions)	(880)	319
(Loss) income before income taxes	(547)	652
Income taxes	(389)	224
Equity in losses of unconsolidated affiliates	(3)	(6)
Net (loss) income	(161)	422
Net (loss) income attributable to noncontrolling interests	(206)	59
Net income attributable to membership interest	$45	$363
Comprehensive income, net of income taxes
Net (loss) income	$(161)	$422
Other comprehensive (loss) income, net of income taxes
Unrealized (loss) gain on cash flow hedges	(1)	1
Unrealized loss on investments in unconsolidated affiliates	—	(2)
Unrealized (loss) gain on foreign currency translation	(8)	2
Other comprehensive (loss) income	(9)	1
Comprehensive (loss) income	(170)	423
Comprehensive (loss) income attributable to noncontrolling interests	(206)	58
Comprehensive income attributable to membership interest	$36	$365

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net (loss) income	$(161)	$422
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	661	789
Asset impairments	8	7
Deferred income taxes and amortization of investment tax credits	(329)	108
Net fair value changes related to derivatives	(127)	33
Net realized and unrealized losses (gains) on NDT funds	651	(308)
Other non-cash operating activities	205	(90)
Changes in assets and liabilities:
Accounts receivable	787	197
Receivables from and payables to affiliates, net	34	(5)
Inventories	39	103
Accounts payable and accrued expenses	(614)	(411)
Option premiums (paid) received, net	(38)	6
Collateral posted, net	(22)	(87)
Income taxes	(58)	146
Pension and non-pension postretirement benefit contributions	(232)	(141)
Other assets and liabilities	(184)	(187)
Net cash flows provided by operating activities	620	582
Cash flows from investing activities
Capital expenditures	(558)	(511)
Proceeds from NDT fund sales	1,183	3,713
Investment in NDT funds	(1,234)	(3,666)
Proceeds from sales of assets and businesses	—	8
Changes in Exelon intercompany money pool	(254)	—
Other investing activities	(8)	23
Net cash flows used in investing activities	(871)	(433)
Cash flows from financing activities
Changes in short-term borrowings	275	—
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Issuance of long-term debt	1,502	2
Retirement of long-term debt	(1,028)	(47)
Changes in Exelon intercompany money pool	—	(100)
Distributions to member	(468)	(225)
Other financing activities	(8)	(6)
Net cash flows provided by (used in) financing activities	773	(376)
Increase (decrease) in cash, cash equivalents and restricted cash	522	(227)
Cash, cash equivalents and restricted cash at beginning of period	449	903
Cash, cash equivalents and restricted cash at end of period	$971	$676

Supplemental cash flow information
Decrease in capital expenditures not paid	$(56)	$(93)
Increase in PPE related to ARO update	—	301

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$821	$303
Restricted cash and cash equivalents	150	146
Accounts receivable
Customer accounts receivable	2,496	2,973
Customer allowance for credit losses	(81)	(80)
Customer accounts receivable, net	2,415	2,893
Other accounts receivable	353	619
Other accounts receivable, net	353	619
Mark-to-market derivative assets	650	675
Receivables from affiliates	167	190
Receivable from Exelon intercompany money pool	254	—
Unamortized energy contract assets	47	47
Inventories, net
Fossil fuel and emission allowances	186	236
Materials and supplies	1,038	1,026
Other	1,243	941
Total current assets	7,324	7,076
Property, plant and equipment (net of accumulated depreciation and amortization of $12,114 and $12,017 as of March 31, 2020 and December 31, 2019, respectively)	24,169	24,193
Deferred debits and other assets
Nuclear decommissioning trust funds	11,611	13,190
Investments	189	235
Goodwill	47	47
Mark-to-market derivative assets	625	508
Prepaid pension asset	1,638	1,438
Unamortized energy contract assets	328	336
Deferred income taxes	10	12
Other	1,941	1,960
Total deferred debits and other assets	16,389	17,726
Total assets(a)	$47,882	$48,995

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$1,095	$320
Long-term debt due within one year	1,623	2,624
Long-term debt to affiliates due within one year	556	558
Accounts payable	1,195	1,692
Accrued expenses	603	786
Payables to affiliates	128	117
Mark-to-market derivative liabilities	229	215
Unamortized energy contract liabilities	12	17
Renewable energy credit obligation	450	443
Other	434	517
Total current liabilities	6,325	7,289
Long-term debt	5,943	4,464
Long-term debt to affiliates	327	328
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,424	3,752
Asset retirement obligations	10,709	10,603
Non-pension postretirement benefit obligations	873	878
Spent nuclear fuel obligation	1,204	1,199
Payables to affiliates	2,302	3,103
Mark-to-market derivative liabilities	158	123
Unamortized energy contract liabilities	10	11
Other	1,424	1,415
Total deferred credits and other liabilities	20,104	21,084
Total liabilities(a)	32,699	33,165
Commitments and contingencies
Equity
Member’s equity
Membership interest	9,568	9,566
Undistributed earnings	3,527	3,950
Accumulated other comprehensive loss, net	(41)	(32)
Total member’s equity	13,054	13,484
Noncontrolling interests	2,129	2,346
Total equity	15,183	15,830
Total liabilities and equity	$47,882	$48,995
__________

(a)
Generation’s consolidated assets include $9,034 million and $9,512 million at March 31, 2020 and December 31, 2019, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $3,369 million and $3,429 million at March 31, 2020 and December 31, 2019, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 16 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$9,566	$3,950	$(32)	$2,346	$15,830
Net income (loss)	—	45	—	(206)	(161)
Changes in equity of noncontrolling interests	—	—	—	(11)	(11)
Sale of noncontrolling interests	2	—	—	—	2
Distributions to member	—	(468)	—	—	(468)
Other comprehensive loss, net of income taxes	—	—	(9)	—	(9)
Balance, March 31, 2020	$9,568	$3,527	$(41)	$2,129	$15,183

	Three Months Ended March 31, 2019
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$9,518	$3,724	$(38)	$2,304	$15,508
Net income	—	363	—	59	422
Changes in equity of noncontrolling interests	—	—	—	(17)	(17)
Sale of noncontrolling interests	7	—	—	—	7
Distributions to member	—	(225)	—	—	(225)
Other comprehensive income, net of income taxes	—	—	2	(1)	1
Balance, March 31, 2019	$9,525	$3,862	$(36)	$2,345	$15,696

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues
Electric operating revenues	$1,422	$1,432
Revenues from alternative revenue programs	12	(28)
Operating revenues from affiliates	5	4
Total operating revenues	1,439	1,408
Operating expenses
Purchased power	389	388
Purchased power from affiliate	97	97
Operating and maintenance	243	259
Operating and maintenance from affiliate	74	62
Depreciation and amortization	273	251
Taxes other than income taxes	75	78
Total operating expenses	1,151	1,135
Gain on sales of assets	—	3
Operating income	288	276
Other income and (deductions)
Interest expense, net	(91)	(84)
Interest expense to affiliates	(3)	(3)
Other, net	10	8
Total other income and (deductions)	(84)	(79)
Income before income taxes	204	197
Income taxes	36	40
Net income	$168	$157
Comprehensive income	$168	$157

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$168	$157
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	273	251
Deferred income taxes and amortization of investment tax credits	42	34
Other non-cash operating activities	16	56
Changes in assets and liabilities:
Accounts receivable	9	14
Receivables from and payables to affiliates, net	(6)	(34)
Inventories	(2)	(3)
Accounts payable and accrued expenses	(147)	(188)
Counterparty collateral received (posted), net and cash deposits	3	(13)
Income taxes	(7)	5
Pension and non-pension postretirement benefit contributions	(143)	(67)
Other assets and liabilities	(132)	(121)
Net cash flows provided by operating activities	74	91
Cash flows from investing activities
Capital expenditures	(506)	(503)
Other investing activities	5	11
Net cash flows used in investing activities	(501)	(492)
Cash flows from financing activities
Changes in short-term borrowings	(130)	322
Issuance of long-term debt	1,000	400
Retirement of long-term debt	—	(300)
Dividends paid on common stock	(125)	(127)
Contributions from parent	125	63
Other financing activities	(13)	(9)
Net cash flows provided by financing activities	857	349
Increase (decrease) in cash, cash equivalents and restricted cash	430	(52)
Cash, cash equivalents and restricted cash at beginning of period	403	330
Cash, cash equivalents and restricted cash at end of period	$833	$278

Supplemental cash flow information
Decrease in capital expenditures not paid	$(5)	$(80)

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$514	$90
Restricted cash and cash equivalents	211	150
Accounts receivable
Customer accounts receivable	600	604
Customer allowance for credit losses	(71)	(59)
Customer accounts receivable, net	529	545
Other accounts receivable	307	306
Other allowance for credit losses	(22)	(20)
Other accounts receivable, net	285	286
Receivables from affiliates	18	28
Inventories, net	161	159
Regulatory assets	290	281
Other	51	44
Total current assets	2,059	1,583
Property, plant and equipment (net of accumulated depreciation and amortization of $5,315 and $5,168 as of March 31, 2020 and December 31, 2019, respectively)	23,390	23,107
Deferred debits and other assets
Regulatory assets	1,567	1,480
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,040	2,622
Prepaid pension asset	1,108	995
Other	351	347
Total deferred debits and other assets	7,697	8,075
Total assets	$33,146	$32,765
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$130
Long-term debt due within one year	500	500
Accounts payable	503	527
Accrued expenses	258	385
Payables to affiliates	87	103
Customer deposits	118	118
Regulatory liabilities	186	200
Mark-to-market derivative liability	36	32
Other	117	122
Total current liabilities	1,805	2,117
Long-term debt	8,978	7,991
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,094	4,021
Asset retirement obligations	128	128
Non-pension postretirement benefits obligations	178	180
Regulatory liabilities	5,960	6,542
Mark-to-market derivative liability	278	269
Other	675	635
Total deferred credits and other liabilities	11,313	11,775
Total liabilities	22,301	22,088
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	7,697	7,572
Retained deficit unappropriated	(1,639)	(1,639)
Retained earnings appropriated	3,199	3,156
Total shareholders’ equity	10,845	10,677
Total liabilities and shareholders’ equity	$33,146	$32,765

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2019	$1,588	$7,572	$(1,639)	$3,156	$10,677
Net income	—	—	168	—	168
Appropriation of retained earnings for future dividends	—	—	(168)	168	—
Common stock dividends	—	—	—	(125)	(125)
Contributions from parent	—	125	—	—	125
Balance, March 31, 2020	$1,588	$7,697	$(1,639)	$3,199	$10,845

	Three Months Ended March 31, 2019
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2018	$1,588	$7,322	$(1,639)	$2,976	$10,247
Net income	—	—	157	—	157
Appropriation of retained earnings for future dividends	—	—	(157)	157	—
Common stock dividends	—	—	—	(127)	(127)
Contributions from parent	—	63	—	—	63
Balance, March 31, 2019	$1,588	$7,385	$(1,639)	$3,006	$10,340

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues
Electric operating revenues	$600	$622
Natural gas operating revenues	209	280
Revenues from alternative revenue programs	2	(3)
Operating revenues from affiliates	2	1
Total operating revenues	813	900
Operating expenses
Purchased power	164	152
Purchased fuel	83	135
Purchased power from affiliate	36	44
Operating and maintenance	179	187
Operating and maintenance from affiliates	38	38
Depreciation and amortization	86	81
Taxes other than income taxes	39	41
Total operating expenses	625	678
Operating income	188	222
Other income and (deductions)
Interest expense, net	(33)	(30)
Interest expense to affiliates	(3)	(3)
Other, net	3	4
Total other income and (deductions)	(33)	(29)
Income before income taxes	155	193
Income taxes	15	25
Net income	$140	$168
Comprehensive income	$140	$168

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$140	$168
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	86	81
Deferred income taxes and amortization of investment tax credits	2	5
Other non-cash operating activities	22	16
Changes in assets and liabilities:
Accounts receivable	14	(86)
Receivables from and payables to affiliates, net	(3)	7
Inventories	15	23
Accounts payable and accrued expenses	(45)	(13)
Income taxes	14	20
Pension and non-pension postretirement benefit contributions	(16)	(25)
Other assets and liabilities	(84)	(119)
Net cash flows provided by operating activities	145	77
Cash flows from investing activities
Capital expenditures	(259)	(222)
Changes in Exelon intercompany money pool	(22)	—
Other investing activities	1	2
Net cash flows used in investing activities	(280)	(220)
Cash flows from financing activities
Dividends paid on common stock	(85)	(90)
Contributions from parent	231	145
Net cash flows provided by financing activities	146	55
Increase (decrease) in cash, cash equivalents and restricted cash	11	(88)
Cash, cash equivalents and restricted cash at beginning of period	27	135
Cash, cash equivalents and restricted cash at end of period	$38	$47

Supplemental cash flow information
(Decrease) Increase in capital expenditures not paid	$(11)	$8

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$31	$21
Restricted cash and cash equivalents	7	6
Accounts receivable
Customer accounts receivable	394	412
Customer allowance for credit losses	(66)	(55)
Customer accounts receivable, net	328	357
Other accounts receivable	128	145
Other allowance for credit losses	(7)	(7)
Other accounts receivable, net	121	138
Receivable from affiliates	—	1
Receivable from Exelon intercompany pool	90	68
Inventories, net
Fossil fuel	21	36
Materials and supplies	35	35
Prepaid utility taxes	101	—
Regulatory assets	35	41
Other	20	19
Total current assets	789	722
Property, plant and equipment (net of accumulated depreciation and amortization of $3,753 and $3,718 as of March 31, 2020 and December 31, 2019, respectively)	9,462	9,292
Deferred debits and other assets
Regulatory assets	588	554
Investments	25	27
Receivable from affiliates	261	480
Prepaid pension asset	380	365
Other	30	29
Total deferred debits and other assets	1,284	1,455
Total assets	$11,535	$11,469

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	$357	$387
Accrued expenses	76	101
Payables to affiliates	51	55
Customer deposits	70	69
Regulatory liabilities	104	91
Other	27	19
Total current liabilities	685	722
Long-term debt	3,406	3,405
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,119	2,080
Asset retirement obligations	26	28
Non-pension postretirement benefits obligations	288	288
Regulatory liabilities	290	510
Other	73	74
Total deferred credits and other liabilities	2,796	2,980
Total liabilities	7,071	7,291
Commitments and contingencies
Shareholder’s equity
Common stock	2,997	2,766
Retained earnings	1,467	1,412
Total shareholder’s equity	4,464	4,178
Total liabilities and shareholder's equity	$11,535	$11,469

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Three months ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$2,766	$1,412	$4,178
Net income	—	140	140
Common stock dividends	—	(85)	(85)
Contributions from parent	231	—	231
Balance, March 31, 2020	$2,997	$1,467	$4,464

	Three months ended March 31, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$2,578	$1,242	$3,820
Net income	—	168	168
Common stock dividends	—	(90)	(90)
Contributions from parent	145	—	145
Balance, March 31, 2019	$2,723	$1,320	$4,043

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues
Electric operating revenues	$595	$652
Natural gas operating revenues	300	308
Revenues from alternative revenue programs	36	10
Operating revenues from affiliates	6	6
Total operating revenues	937	976
Operating expenses
Purchased power	114	190
Purchased fuel	76	95
Purchased power from affiliate	98	75
Operating and maintenance	146	153
Operating and maintenance from affiliates	42	39
Depreciation and amortization	143	136
Taxes other than income taxes	69	68
Total operating expenses	688	756
Operating income	249	220
Other income and (deductions)
Interest expense, net	(32)	(29)
Other, net	5	5
Total other income and (deductions)	(27)	(24)
Income before income taxes	222	196
Income taxes	41	36
Net income	$181	$160
Comprehensive income	$181	$160

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$181	$160
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	143	136
Deferred income taxes and amortization of investment tax credits	33	28
Other non-cash operating activities	(8)	27
Changes in assets and liabilities:
Accounts receivable	(28)	(39)
Receivables from and payables to affiliates, net	(13)	(10)
Inventories	20	17
Accounts payable and accrued expenses	(9)	(27)
Collateral posted, net	—	(1)
Income taxes	7	8
Pension and non-pension postretirement benefit contributions	(64)	(40)
Other assets and liabilities	10	(14)
Net cash flows provided by operating activities	272	245
Cash flows from investing activities
Capital expenditures	(283)	(258)
Other investing activities	(6)	1
Net cash flows used in investing activities	(289)	(257)
Cash flows from financing activities
Changes in short-term borrowings	66	71
Dividends paid on common stock	(62)	(56)
Net cash flows provided by financing activities	4	15
(Decrease) Increase in cash, cash equivalents and restricted cash	(13)	3
Cash, cash equivalents and restricted cash at beginning of period	25	13
Cash, cash equivalents and restricted cash at end of period	$12	$16

Supplemental cash flow information
(Decrease) Increase in capital expenditures not paid	$(35)	$2

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$11	$24
Restricted cash and cash equivalents	1	1
Accounts receivable
Customer accounts receivable	358	329
Customer allowance for credit losses	(18)	(12)
Customer accounts receivable, net	340	317
Other accounts receivable	143	152
Other allowance for credit losses	(5)	(5)
Other accounts receivable, net	138	147
Receivables from affiliates	1	1
Inventories, net
Fossil fuel	13	30
Materials and supplies	43	46
Prepaid utility taxes	40	78
Regulatory assets	201	183
Other	5	6
Total current assets	793	833
Property, plant and equipment (net of accumulated depreciation and amortization of $3,898 and $3,834 as of March 31, 2020 and December 31, 2019, respectively)	9,147	8,990
Deferred debits and other assets
Regulatory assets	453	454
Investments	7	7
Prepaid pension asset	308	264
Other	81	86
Total deferred debits and other assets	849	811
Total assets	$10,789	$10,634

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$141	$76
Accounts payable	224	243
Accrued expenses	127	152
Payables to affiliates	52	66
Customer deposits	119	120
Regulatory liabilities	39	33
Other	78	63
Total current liabilities	780	753
Long-term debt	3,271	3,270
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,457	1,396
Asset retirement obligations	22	22
Non-pension postretirement benefits obligations	194	199
Regulatory liabilities	1,163	1,195
Other	100	116
Total deferred credits and other liabilities	2,936	2,928
Total liabilities	6,987	6,951
Commitments and contingencies
Shareholder's equity
Common stock	1,907	1,907
Retained earnings	1,895	1,776
Total shareholder's equity	3,802	3,683
Total liabilities and shareholder's equity	$10,789	$10,634

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,907	$1,776	$3,683
Net income	—	181	181
Common stock dividends	—	(62)	(62)
Balance, March 31, 2020	$1,907	$1,895	$3,802

	Three Months Ended March 31, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$1,714	$1,640	$3,354
Net income	—	160	160
Common stock dividends	—	(56)	(56)
Balance, March 31, 2019	$1,714	$1,744	$3,458

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues
Electric operating revenues	$1,086	$1,139
Natural gas operating revenues	64	71
Revenues from alternative revenue programs	18	15
Operating revenues from affiliates	3	3
Total operating revenues	1,171	1,228
Operating expenses
Purchased power	300	355
Purchased fuel	31	34
Purchased power and fuel from affiliates	104	101
Operating and maintenance	219	239
Operating and maintenance from affiliates	38	33
Depreciation and amortization	194	180
Taxes other than income taxes	114	111
Total operating expenses	1,000	1,053
Gain on sales of assets	2	—
Operating income	173	175
Other income and (deductions)
Interest expense, net	(67)	(65)
Other, net	13	12
Total other income and (deductions)	(54)	(53)
Income before income taxes	119	122
Income taxes	11	5
Net income	$108	$117
Comprehensive income	$108	$117

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$108	$117
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	194	180
Deferred income taxes and amortization of investment tax credits	(4)	—
Other non-cash operating activities	7	35
Changes in assets and liabilities:
Accounts receivable	36	(11)
Receivables from and payables to affiliates, net	(17)	(8)
Inventories	8	(12)
Accounts payable and accrued expenses	(16)	(9)
Income taxes	15	4
Pension and non-pension postretirement benefit contributions	(27)	(6)
Other assets and liabilities	(72)	(61)
Net cash flows provided by operating activities	232	229
Cash flows from investing activities
Capital expenditures	(376)	(358)
Other investing activities	1	1
Net cash flows used in investing activities	(375)	(357)
Cash flows from financing activities
Changes in short-term borrowings	(100)	147
Issuance of long-term debt	150	—
Retirement of long-term debt	(6)	(5)
Change in Exelon intercompany money pool	7	—
Distributions to member	(134)	(128)
Contributions from member	144	19
Other financing activities	(1)	—
Net cash flows provided by financing activities	60	33
Decrease in cash, cash equivalents and restricted cash	(83)	(95)
Cash, cash equivalents and restricted cash at beginning of period	181	186
Cash, cash equivalents and restricted cash at end of period	$98	$91

Supplemental cash flow information
Decrease in capital expenditures not paid	$(57)	$(55)

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$49	$131
Restricted cash and cash equivalents	37	36
Accounts receivable
Customer accounts receivable	471	516
Customer allowance for credit losses	(42)	(37)
Customer accounts receivable, net	429	479
Other accounts receivable	197	190
Other allowance for credit losses	(18)	(16)
Other accounts receivable, net	179	174
Receivable from affiliates	1	1
Inventories, net
Fossil fuel	3	8
Materials and supplies	187	190
Regulatory assets	427	412
Other	57	49
Total current assets	1,369	1,480
Property, plant and equipment (net of accumulated depreciation and amortization of $1,319 and $1,213 as of March 31, 2020 and December 31, 2019, respectively)	14,491	14,296
Deferred debits and other assets
Regulatory assets	2,012	2,061
Investments	135	135
Goodwill	4,005	4,005
Prepaid pension asset	412	406
Deferred income taxes	13	13
Other	316	323
Total deferred debits and other assets	6,893	6,943
Total assets(a)	$22,753	$22,719

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$108	$208
Long-term debt due within one year	144	103
Accounts payable	423	462
Accrued expenses	280	296
Payables to affiliates	82	98
Borrowings from Exelon intercompany money pool	19	12
Customer deposits	117	117
Regulatory liabilities	70	70
Unamortized energy contract liabilities	109	115
Other	129	131
Total current liabilities	1,481	1,612
Long-term debt	6,564	6,460
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,302	2,278
Asset retirement obligations	57	57
Non-pension postretirement benefit obligations	89	93
Regulatory liabilities	1,675	1,707
Unamortized energy contract liabilities	307	327
Other	552	577
Total deferred credits and other liabilities	4,982	5,039
Total liabilities(a)	13,027	13,111
Commitments and contingencies
Member's equity
Membership interest	9,762	9,618
Undistributed losses	(36)	(10)
Total member's equity	9,726	9,608
Total liabilities and member's equity	$22,753	$22,719
__________

(a)
PHI’s consolidated total assets include $22 million and $20 million at March 31, 2020 and December 31, 2019, respectively, of PHI's consolidated VIE that can only be used to settle the liabilities of the VIE. PHI’s consolidated total liabilities include $43 million and $44 million at March 31, 2020 and December 31, 2019, respectively, of PHI's consolidated VIE for which the VIE creditors do not have recourse to PHI. See Note 16 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(In millions)	Membership Interest	Undistributed Earnings (Losses)	Member's Equity
Balance, December 31, 2019	$9,618	$(10)	$9,608
Net income	—	108	108
Distributions to member	—	(134)	(134)
Contributions from member	144	—	144
Balance, March 31, 2020	$9,762	$(36)	$9,726

	Three Months Ended March 31, 2019
(In millions)	Membership Interest	Undistributed Earnings (Losses)	Member's Equity
Balance, December 31, 2018	$9,220	$62	$9,282
Net income	—	117	117
Distributions to member	—	(128)	(128)
Contributions from member	19	—	19
Balance, March 31, 2019	$9,239	$51	$9,290

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues
Electric operating revenues	$528	$559
Revenues from alternative revenue programs	15	14
Operating revenues from affiliates	1	2
Total operating revenues	544	575
Operating expenses
Purchased power	85	117
Purchased power from affiliates	79	70
Operating and maintenance	60	64
Operating and maintenance from affiliates	51	54
Depreciation and amortization	95	94
Taxes other than income taxes	92	92
Total operating expenses	462	491
Operating income	82	84
Other income and (deductions)
Interest expense, net	(34)	(34)
Other, net	9	7
Total other income and (deductions)	(25)	(27)
Income before income taxes	57	57
Income taxes	5	2
Net income	$52	$55
Comprehensive income	$52	$55

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$52	$55
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	95	94
Deferred income taxes and amortization of investment tax credits	(2)	(2)
Other non-cash operating activities	(11)	3
Changes in assets and liabilities:
Accounts receivable	14	(19)
Receivables from and payables to affiliates, net	(11)	3
Inventories	3	(14)
Accounts payable and accrued expenses	6	(2)
Income taxes	6	4
Pension and non-pension postretirement benefit contributions	(4)	(4)
Other assets and liabilities	(38)	(37)
Net cash flows provided by operating activities	110	81
Cash flows from investing activities
Capital expenditures	(180)	(144)
Changes in PHI intercompany money pool	(114)	—
Other investing activities	(4)	1
Net cash flows used in investing activities	(298)	(143)
Cash flows from financing activities
Changes in short-term borrowings	(82)	65
Issuance of long-term debt	150	—
Dividends paid on common stock	(28)	(24)
Contributions from parent	137	14
Other financing activities	(1)	—
Net cash flows provided by financing activities	176	55
Decrease in cash, cash equivalents and restricted cash	(12)	(7)
Cash, cash equivalents and restricted cash at beginning of period	63	53
Cash, cash equivalents and restricted cash at end of period	$51	$46

Supplemental cash flow information
Decrease in capital expenditures not paid	$(43)	$(15)

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$18	$30
Restricted cash and cash equivalents	33	33
Accounts receivable
Customer accounts receivable	225	244
Customer allowance for credit losses	(15)	(13)
Customer accounts receivable, net	210	231
Other accounts receivable	102	98
Other allowance for credit losses	(8)	(7)
Other accounts receivable, net	94	91
Receivable from PHI intercompany money pool	114	—
Inventories, net	109	112
Regulatory assets	198	188
Other	24	11
Total current assets	800	696
Property, plant and equipment (net of accumulated depreciation and amortization of $3,561 and $3,517 as of March 31, 2020 and December 31, 2019, respectively)	7,002	6,909
Deferred debits and other assets
Regulatory assets	567	584
Investments	111	110
Prepaid pension asset	293	296
Other	64	66
Total deferred debits and other assets	1,035	1,056
Total assets	$8,837	$8,661

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$82
Long-term debt due within one year	3	2
Accounts payable	171	195
Accrued expenses	151	156
Payables to affiliates	55	66
Customer deposits	57	57
Regulatory liabilities	12	8
Merger related obligation	39	39
Current portion of DC PLUG obligation	30	30
Other	22	22
Total current liabilities	540	657
Long-term debt	3,012	2,862
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,143	1,131
Asset retirement obligations	41	41
Non-pension postretirement benefit obligations	16	20
Regulatory liabilities	731	746
Other	286	297
Total deferred credits and other liabilities	2,217	2,235
Total liabilities	5,769	5,754
Commitments and contingencies
Shareholder's equity
Common stock	1,933	1,796
Retained earnings	1,135	1,111
Total shareholder's equity	3,068	2,907
Total liabilities and shareholder's equity	$8,837	$8,661

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,796	$1,111	$2,907
Net income	—	52	52
Common stock dividends	—	(28)	(28)
Contributions from parent	137	—	137
Balance, March 31, 2020	$1,933	$1,135	$3,068

	Three Months Ended March 31, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$1,636	$1,104	$2,740
Net income	—	55	55
Common stock dividends	—	(24)	(24)
Contributions from parent	14	—	14
Balance, March 31, 2019	$1,650	$1,135	$2,785

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues
Electric operating revenues	$283	$307
Natural gas operating revenues	64	71
Revenues from alternative revenue programs	1	—
Operating revenues from affiliates	2	2
Total operating revenues	350	380
Operating expenses
Purchased power	88	107
Purchased fuel	31	34
Purchased power from affiliate	22	23
Operating and maintenance	42	45
Operating and maintenance from affiliates	37	39
Depreciation and amortization	48	46
Taxes other than income taxes	16	14
Total operating expenses	284	308
Operating income	66	72
Other income and (deductions)
Interest expense, net	(16)	(15)
Other, net	2	3
Total other income and (deductions)	(14)	(12)
Income before income taxes	52	60
Income taxes	7	7
Net income	$45	$53
Comprehensive income	$45	$53
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$45	$53
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	48	46
Deferred income taxes and amortization of investment tax credits	—	1
Other non-cash operating activities	2	11
Changes in assets and liabilities:
Accounts receivable	14	(5)
Receivables from and payables to affiliates, net	(9)	(15)
Inventories	3	1
Accounts payable and accrued expenses	4	11
Income taxes	7	5
Other assets and liabilities	(10)	(10)
Net cash flows provided by operating activities	104	98
Cash flows from investing activities
Capital expenditures	(95)	(78)
Other investing activities	(4)	—
Net cash flows used in investing activities	(99)	(78)
Cash flows from financing activities
Changes in short-term borrowings	(2)	5
Changes in PHI intercompany money pool	37	—
Dividends paid on common stock	(52)	(41)
Contributions from parent	6	—
Net cash flows used in financing activities	(11)	(36)
Decrease in cash, cash equivalents and restricted cash	(6)	(16)
Cash, cash equivalents and restricted cash at beginning of period	13	24
Cash, cash equivalents and restricted cash at end of period	$7	$8

Supplemental cash flow information
Decrease in capital expenditures not paid	$(9)	$(17)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$7	$13
Accounts receivable
Customer accounts receivable	139	152
Customer allowance for credit losses	(13)	(11)
Customer accounts receivable, net	126	141
Other accounts receivable	40	42
Other allowance for credit losses	(4)	(4)
Other accounts receivable, net	36	38
Receivables from affiliates	1	—
Inventories, net
Fossil fuel	3	8
Materials and supplies	46	44
Prepaid utility taxes	9	18
Regulatory assets	50	52
Renewable energy credits	16	9
Other	2	2
Total current assets	296	325
Property, plant and equipment (net of accumulated depreciation and amortization of $1,452 and $1,425 as of March 31, 2020 and December 31, 2019, respectively)	4,088	4,035
Deferred debits and other assets
Regulatory assets	221	222
Goodwill	8	8
Prepaid pension asset	169	171
Other	67	69
Total deferred debits and other assets	465	470
Total assets	$4,849	$4,830

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$54	$56
Long-term debt due within one year	81	80
Accounts payable	98	112
Accrued expenses	62	46
Payables to affiliates	21	32
Borrowings from PHI intercompany money pool	37	—
Customer deposits	35	36
Regulatory liabilities	35	37
Other	14	15
Total current liabilities	437	414
Long-term debt	1,494	1,487
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	665	655
Non-pension postretirement benefits obligations	15	16
Regulatory liabilities	561	574
Other	98	104
Total deferred credits and other liabilities	1,339	1,349
Total liabilities	3,270	3,250
Commitments and contingencies
Shareholder's equity
Common stock	983	977
Retained earnings	596	603
Total shareholder's equity	1,579	1,580
Total liabilities and shareholder's equity	$4,849	$4,830

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$977	$603	$1,580
Net income	—	45	45
Common stock dividends	—	(52)	(52)
Contributions from parent	6	—	6
Balance, March 31, 2020	$983	$596	$1,579

	Three Months Ended March 31, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$914	$595	$1,509
Net income	—	53	53
Common stock dividends	—	(41)	(41)
Balance, March 31, 2019	$914	$607	$1,521

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Operating revenues
Electric operating revenues	$274	$271
Revenues from alternative revenue programs	1	1
Operating revenues from affiliates	1	1
Total operating revenues	276	273
Operating expenses
Purchased power	126	131
Purchased power from affiliates	2	8
Operating and maintenance	45	47
Operating and maintenance from affiliates	33	34
Depreciation and amortization	43	31
Taxes other than income taxes	2	1
Total operating expenses	251	252
Gain on sale of assets	2	—
Operating income	27	21
Other income and (deductions)
Interest expense, net	(14)	(14)
Interest expense to affiliates, net	(1)	—
Other, net	2	3
Total other income and (deductions)	(13)	(11)
Income before income taxes	14	10
Income taxes	1	—
Net income	$13	$10
Comprehensive income	$13	$10

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$13	$10
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	43	31
Deferred income taxes and amortization of investment tax credits	(1)	—
Other non-cash operating activities	4	5
Changes in assets and liabilities:
Accounts receivable	11	13
Receivables from and payables to affiliates, net	3	(4)
Inventories	2	1
Accounts payable and accrued expenses	3	12
Income taxes	2	(1)
Pension and non-pension postretirement benefit contributions	(2)	—
Other assets and liabilities	(22)	(7)
Net cash flows provided by operating activities	56	60
Cash flows from investing activities
Capital expenditures	(101)	(128)
Other investing activities	6	—
Net cash flows used in investing activities	(95)	(128)
Cash flows from financing activities
Changes in short-term borrowings	(16)	77
Retirement of long-term debt	(5)	(4)
Changes in PHI intercompany money pool	77	—
Dividends paid on common stock	(23)	(12)
Contributions from parent	1	5
Net cash flows provided by financing activities	34	66
Decrease in cash, cash equivalents and restricted cash	(5)	(2)
Cash, cash equivalents and restricted cash at beginning of period	28	30
Cash, cash equivalents and restricted cash at end of period	$23	$28

Supplemental cash flow information
Decrease in capital expenditures not paid	$(4)	$(24)

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$8	$12
Restricted cash and cash equivalents	3	2
Accounts receivable
Customer accounts receivable	106	121
Customer allowance for credit losses	(14)	(13)
Customer accounts receivable, net	92	108
Other accounts receivable	54	53
Other allowance for credit losses	(6)	(5)
Other accounts receivable, net	48	48
Receivables from affiliates	4	4
Inventories, net	32	34
Regulatory assets	71	57
Other	3	5
Total current assets	261	270
Property, plant and equipment (net of accumulated depreciation and amortization of $1,236 and $1,210 as of March 31, 2020 and December 31, 2019, respectively)	3,249	3,190
Deferred debits and other assets
Regulatory assets	366	368
Prepaid pension asset	51	52
Other	51	53
Total deferred debits and other assets	468	473
Total assets(a)	$3,978	$3,933

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$54	$70
Long-term debt due within one year	60	20
Accounts payable	145	144
Accrued expenses	40	42
Payables to affiliates	27	25
Borrowings from PHI intercompany money pool	77	—
Customer deposits	25	25
Regulatory liabilities	24	25
Other	8	9
Total current liabilities	460	360
Long-term debt	1,265	1,307
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	580	577
Non-pension postretirement benefit obligations	17	17
Regulatory liabilities	352	357
Other	37	39
Total deferred credits and other liabilities	986	990
Total liabilities(a)	2,711	2,657
Commitments and contingencies
Shareholder's equity
Common stock	1,155	1,154
Retained earnings	112	122
Total shareholder's equity	1,267	1,276
Total liabilities and shareholder's equity	$3,978	$3,933
__________

(a)
ACE’s consolidated total assets include $15 million and $17 million at March 31, 2020 and December 31, 2019, respectively, of ACE's consolidated VIE that can only be used to settle the liabilities of the VIE. ACE’s consolidated total liabilities include $36 million and $41 million at March 31, 2020 and December 31, 2019, respectively, of ACE's consolidated VIE for which the VIE creditors do not have recourse to ACE. See Note 16 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,154	$122	$1,276
Net income	—	13	13
Common stock dividends	—	(23)	(23)
Contributions from parent	1	—	1
Balance, March 31, 2020	$1,155	$112	$1,267

	Three Months Ended March 31, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$979	$147	$1,126
Net income	—	10	10
Common stock dividends	—	(12)	(12)
Contributions from parent	5	—	5
Balance, March 31, 2019	$984	$145	$1,129

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
The accompanying consolidated financial statements as of March 31, 2020 and 2019 and for the three months then ended are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2019 Consolidated Balance Sheets were derived from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies

December 31, 2020. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
COVID-19 (All Registrants)
The Registrants are responding to the global outbreak (pandemic) of the 2019 novel coronavirus (COVID-19) and have taken steps to mitigate the potential risks to the Registrants posed by its spread. The Registrants provide a critical service to their customers and have taken measures to keep employees who operate the business safe and minimize unnecessary risk of exposure to the virus, including extra precautions for employees who work in the field. The Registrants have implemented work from home policies where appropriate and imposed travel limitations on employees. In addition, the Registrants have updated their existing business continuity plans.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, and the amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. We assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. While there were no material increases in the Registrants’ allowance for credit losses and no material impairments resulting from these assessments as of and for the quarter ended March 31, 2020, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
New Accounting Standards (All Registrants)
New Accounting Standards Adopted as of January 1, 2020: The following new authoritative accounting guidance issued by the FASB was adopted as of January 1, 2020 and will be reflected by the Registrants in their consolidated financial statements beginning in the first quarter of 2020.
Impairment of Financial Instruments (Issued June 2016). Provides for a new Current Expected Credit Loss (CECL) impairment model for specified financial instruments including loans, trade receivables, debt securities classified as held-to-maturity investments and net investments in leases recognized by a lessor. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard was effective January 1, 2020 and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This standard is primarily applicable to Generation's and the Utility Registrants' Customer accounts receivables balances. This guidance did not have a significant impact on the Registrants’ consolidated financial statements.
Goodwill Impairment (Issued January 2017). Simplifies the accounting for goodwill impairment by removing Step 2 of the current test, which requires calculation of a hypothetical purchase price allocation. Under the revised guidance, goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill (currently Step 1 of the two-step impairment test). Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard was effective January 1, 2020 and must be applied on a prospective basis. Exelon, Generation, ComEd, PHI and DPL will apply the new guidance for their goodwill impairment assessments in 2020 and do not expect the updated guidance to have a material impact to their financial statements.
Allowance for Credit Losses on Accounts Receivables (All Registrants)

The allowance for credit losses reflects the Registrants’ best estimates of losses on the customers' accounts receivable balances based on historical experience, current information, and reasonable and supportable forecasts.

The allowance for credit losses for Generation’s retail customers is based on accounts receivable aging historical experience coupled with specific identification through a credit monitoring process, which considers current

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies

conditions and forward-looking information such as industry trends, macroeconomic factors, changes in the regulatory environment, external credit ratings, publicly available news, payment status, payment history, and the exercise of collateral calls. The allowance for credit losses for Generation wholesale customers is developed using a credit monitoring process, similar to that used for retail customers. When a wholesale customer’s risk characteristics are no longer aligned with the pooled population, Generation uses specific identification to develop an allowance for credit losses. Adjustments to the allowance for credit losses are recorded in Operating and maintenance expense on Generation’s Consolidated Statements of Operations and Comprehensive Income.

The allowance for credit losses for the Utility Registrants’ customers is developed by applying loss rates for each Utility Registrant, based on historical loss experience, current conditions and forward-looking risk factors, to the outstanding receivable balance by customer risk segment. Utility Registrants' customer accounts are written off consistent with approved regulatory requirements. Adjustments to the allowance for credit losses are primarily recorded to Operating and maintenance expense on the Utility Registrants' Consolidated Statements of Operations and Comprehensive Income and Regulatory assets on ComEd, BGE and ACE’s Consolidated Balance Sheets. See Note 3 - Regulatory Matters of the 2019 Form 10-K for additional information regarding the regulatory recovery of credit losses on customer accounts receivable at ComEd, BGE and ACE.

The Registrants have certain non-customer receivables in Other Deferred debits and other assets which primarily are with governmental agencies and other high-quality counterparties with no history of default.  As such, the allowance for credit losses related to these receivables is immaterial.  The Registrants monitor these balances and will record an allowance if there are indicators of a decline in credit quality.

2. Regulatory Matters (All Registrants)
As discussed in Note 3 — Regulatory Matters of the Exelon 2019 Form 10-K, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The following discusses developments in 2020 and updates to the 2019 Form 10-K.
Utility Regulatory Matters (Exelon and the Utility Registrants)
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois (Electric)(a)	April 8, 2019	$(6)	$(17)	8.91%	December 4, 2019	January 1, 2020

__________

(a)
Reflects an increase of $51 million for the initial revenue requirement for 2019 and a decrease of $68 million related to the annual reconciliation for 2018. The revenue requirement for 2019 and annual reconciliation for 2018 provides for a weighted average debt and equity return on distribution rate base of 6.51%, inclusive of an allowed ROE of 8.91%, reflecting the average rate on 30-year treasury notes plus 580 basis points.

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois (Electric)(a)	April 16, 2020	$(11)	8.38%	Fourth quarter of 2020
Pepco - District of Columbia (Electric)(b)	May 30, 2019 (amended April 8, 2020)	147	10.3%	Fourth quarter of 2020
DPL - Maryland (Electric)	December 5, 2019 (amended April 23, 2020)	17	10.3%	Third quarter of 2020
DPL - Delaware (Gas)(c)	February 21, 2020 (amended March 17, 2020)	9	10.3%	First quarter of 2021
DPL - Delaware (Electric)(d)	March 6, 2020 (amended April 16, 2020)	24	10.3%	First quarter of 2021
__________

(a)
Reflects an increase of $51 million for the initial revenue requirement for 2020 and a decrease of $62 million related to the annual reconciliation for 2019. The revenue requirement for 2020 and annual reconciliation for 2019 provides for a weighted average debt and equity return on distribution rate base of 6.28%, inclusive of an allowed ROE of 8.38%, reflecting the average rate on 30-year treasury notes plus 580 basis points.

(b)
Reflects a three-year cumulative multi-year plan and total requested revenue requirement increases of $77 million, $37 million and $33 million for years 2020, 2021, and 2022, respectively, to recover capital investments made in 2018 and 2019 and planned capital investments from 2020 to 2022.

(c)	The rates will go into effect on September 21, 2020, subject to refund.

(d)	The rates will go into effect on October 6, 2020, subject to refund.
Other Federal Regulatory Matters
Transmission-Related Income Tax Regulatory Assets (Exelon, ComEd, BGE, PHI, Pepco, DPL and ACE). On December 13, 2016 (and as amended on March 13, 2017), BGE filed with FERC to begin recovering certain existing and future transmission-related income tax regulatory assets through its transmission formula rate. BGE’s existing regulatory assets included (1) amounts that, if BGE’s transmission formula rate provided for recovery, would have been previously amortized and (2) amounts that would be amortized and recovered prospectively. On November 16, 2017, FERC issued an order rejecting BGE’s proposed revisions to its transmission formula rate to recover

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

these transmission-related income tax regulatory assets. In the fourth quarter of 2017, ComEd, BGE, Pepco, DPL, and ACE fully impaired their associated transmission-related income tax regulatory asset for the portion of the income tax regulatory asset that would have been previously amortized.
On February 23, 2018 (as amended on July 9, 2018), ComEd, Pepco, DPL, and ACE each filed with FERC to revise their transmission formula rate mechanisms to permit recovery of transmission-related income tax regulatory assets, including those amounts that would have been previously amortized and recovered through rates had the transmission formula rate provided for such recovery.
On September 7, 2018, FERC issued orders rejecting 1) BGE's rehearing request of FERC's November 16, 2017 order; and 2) February 23, 2018 (as amended on July 9, 2018) filing by ComEd, Pepco, DPL and ACE for similar recovery.
On November 2, 2018, BGE filed an appeal of FERC’s September 7, 2018 order to the Court of Appeals for the D.C. Circuit. On March 27, 2020, the Court of Appeals denied BGE’s November 2, 2018 appeal.
On October 1, 2018, ComEd, BGE, Pepco, DPL, and ACE submitted filings to recover only ongoing non-TCJA amortization amounts and credit TCJA transmission-related income tax regulatory liabilities to customers for the prospective period starting on October 1, 2018. On April 26, 2019, FERC issued an order accepting ComEd’s, BGE’s, Pepco’s, DPL’s, and ACE’s October 1, 2018 filings, effective October 1, 2018, subject to refund and established hearing and settlement judge procedures. On April 24, 2020, ComEd, BGE, Pepco, DPL, ACE and other parties filed a settlement agreement with FERC. The settlement agreement provides for the recovery of ongoing transmission-related income tax regulatory assets and establishes the amount and amortization period for excess deferred income taxes resulting from TCJA. The accelerated amortization will result in a reduction to Operating revenues and an offsetting reduction to Income tax expense over the remaining amortization period.
While FERC has no deadline by which it must rule on the settlement, a final order from FERC is expected before the end of the third quarter of 2020. Exelon cannot predict the outcome of this proceeding. If FERC ultimately rules that the future, ongoing non-TCJA amortization amounts are not recoverable, Exelon, ComEd, BGE, PHI, Pepco, DPL and ACE would record additional charges to Income tax expense, which could be up to approximately $81 million, $51 million, $18 million, $12 million, $4 million, $6 million and $2 million, respectively, as of March 31, 2020.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2019, unless noted below. See Note 3 — Regulatory Matters of the Exelon 2019 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $96 million primarily due to an increase of $45 million in Energy Efficiency Costs, $22 million in Electric Distribution Formula Rate Annual Reconciliations and $15 million due to increased Electric Energy Costs. Regulatory liabilities decreased $596 million primarily due to a decrease of $582 million in Nuclear Decommissioning.
PECO. Regulatory liabilities decreased $207 million primarily due to a decrease of $219 million in Nuclear Decommissioning offset by a $16 million increase in Electric Energy and Natural Gas Costs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

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

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
March 31, 2020	$60	$2	$—	$51	$7	$4	$3	$—
December 31, 2019	63	3	—	53	7	4	3	—
_________

(a)	Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution formula rate regulatory assets.

(b)	BGE's authorized amounts capitalized for ratemaking purposes primarily relate to earnings on shareholders' investment on its AMI programs.

(c)
Pepco's and DPL's authorized amounts capitalized for ratemaking purposes relate to earnings on shareholders' investment on their respective AMI Programs and Energy Efficiency and Demand Response Programs. The earnings on energy efficiency are on Pepco DC and DPL DE programs only.

Generation Regulatory Matters (Exelon and Generation)
New Jersey Regulatory Matters
New Jersey Clean Energy Legislation. On May 23, 2018, New Jersey enacted legislation that established a ZEC program that provides compensation for nuclear plants that demonstrate to the NJBPU that they meet certain requirements, including that they make a significant contribution to air quality in the state and that their revenues are insufficient to cover their costs and risks. Under the legislation, the NJBPU will issue ZECs to qualifying nuclear power plants and the electric distribution utilities in New Jersey, including ACE, will be required to purchase those ZECs. On April 18, 2019, the NJBPU approved the award of ZECs to Salem 1 and Salem 2. Upon approval, Generation began recognizing revenue for the sale of New Jersey ZECs in the month they are generated and has recognized $18 million for the three months ended March 31, 2020. On May 15, 2019, New Jersey Rate Counsel appealed the NJBPU's decision to the New Jersey Superior Court. Exelon and Generation cannot predict the outcome of the appeal. See Note 6 — Early Plant Retirements for additional information related to Salem.
New York Regulatory Matters
New York Clean Energy Standard. On August 1, 2016, the NYPSC issued an order establishing the New York CES, a component of which is a Tier 3 ZEC program targeted at preserving the environmental attributes of zero-emissions nuclear-powered generating facilities that meet the criteria demonstrating public necessity as determined by the NYPSC to be Generation's FitzPatrick, Ginna and Nine Mile Point nuclear facilities.
On November 30, 2016 (as amended on January 13, 2017), a group of parties filed a Petition in New York State court seeking to invalidate the ZEC program, which argued that the NYPSC did not have authority to establish the program, that it violated state environmental law and that it violated certain technical provisions of the State Administrative Procedures Act when adopting the ZEC program. On January 22, 2018, the court dismissed the environmental claims and the majority of the plaintiffs from the case but denied the motions to dismiss with respect to the remaining five plaintiffs and claims, without commenting on the merits of the case. On October 8, 2019, the court dismissed all remaining claims. The petitioners filed a notice of appeal on November 4, 2019 and originally had until May 4, 2020 to file their brief. However, on March 17, 2020, the court suspended all filing deadlines indefinitely due to COVID-19, so the new deadline will not be known until the court lifts the suspension.
See Note 6 — Early Plant Retirements for additional information related to Ginna and Nine Mile Point.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Federal Regulatory Matters
PJM and NYISO MOPR Proceedings. PJM and NYISO capacity markets include a Minimum Offer Price Rule (MOPR). If a resource is subjected to a MOPR, its offer is adjusted to effectively remove the revenues it receives through a government-provided financial support program - resulting in a higher offer that may not clear the capacity market. Prior to December 19, 2019, the MOPR in PJM applied only to certain new gas-fired resources. Currently, the MOPR in NYISO applies only to certain resources in downstate New York.
For Generation’s facilities in PJM and NYISO that are currently receiving ZEC compensation, an expanded MOPR would require exclusion of ZEC compensation when bidding into future capacity auctions, resulting in an increased risk of these facilities not receiving capacity revenues in future auctions. While FERC issued a set of orders on MOPR in NYISO on February 20, 2020, it did not expand mitigation to include Generation's nuclear assets in upstate New York. However, FERC has taken action to expand the MOPR in PJM.
Specifically, on December 19, 2019, FERC issued an order in the PJM MOPR proceeding that broadly applies the MOPR to all new and existing resources including nuclear, renewables, demand response, energy efficiency, storage and all resources owned by vertically-integrated utilities, greatly expanding the breadth and scope of PJM’s MOPR, effective as of PJM’s next capacity auction. While FERC included some limited exemptions (generally available to existing renewable, energy efficiency, demand response, storage and existing vertically-integrated utility resources) in its order, no exemptions were available to state-supported nuclear resources. In addition, FERC provided no new mechanism for accommodating state-supported resources other than the existing FRR mechanism under which an entire utility zone would be removed from PJM’s capacity auction along with sufficient resources to support the load in such zone. FERC directed PJM to make a compliance filing within 90 days, which was filed on March 18, 2020. In that filing, PJM proposes tariff language interpreting and implementing FERC's directives and proposes a schedule for resuming capacity auctions that is contingent on the timing of FERC's action on the compliance filing. FERC has no deadline for such action, and FERC could accept, reject or direct further revisions to all or part of PJM's proposed tariff revisions and auction schedule. In addition, on April 16, 2020, FERC issued orders largely denying requests for rehearing of FERC's December 2019 order and another order in this proceeding. In those orders, FERC also granted a few clarifications that will require an additional PJM compliance filing that could also delay the timing for FERC to issue its compliance order(s) and PJM to resume its capacity auctions.
Unless Illinois and New Jersey can implement an FRR program in their PJM zones, the MOPR will apply to Generation's owned or jointly owned nuclear plants in those states receiving a benefit under the Illinois ZES or the New Jersey ZEC program, as applicable, increasing the risk that those units may not clear the capacity market.
Exelon is currently working with PJM and other stakeholders to pursue the FRR option prior to the next capacity auction in PJM. If Illinois implements the FRR option, Generation’s Illinois nuclear plants could be removed from PJM’s capacity auction and instead supply capacity and be compensated under the FRR program, which has the potential to mitigate the current economic distress being experienced by Generation's nuclear plants in Illinois, as discussed in Note 6 - Early Plant Retirements. Implementing the FRR program in Illinois will require both legislative and regulatory changes. Legislation may be introduced in New Jersey as well. Exelon cannot predict whether such legislative and regulatory changes can be implemented prior to the next capacity auction in PJM.
If Generation’s state-supported nuclear plants in PJM are subjected to the MOPR or equivalent without compensation under an FRR or similar program, it could have a material adverse impact on Exelon's and Generation's financial statements, which Exelon and Generation cannot reasonably estimate at this time.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

On October 29, 2019, Generation and MDE filed with FERC a Joint Offer of Settlement (Offer of Settlement) that would resolve all outstanding issues relating to the 401 Certification. Pursuant to the Offer of Settlement, the parties submitted Proposed License Articles to FERC to be incorporated by FERC into the new license in accordance with FERC’s discretionary authority under the Federal Power Act. Among the Proposed License Articles are modifications to river flows to improve aquatic habitat, eel passage improvements and initiatives to support rare, threatened and endangered wildlife. If FERC approves the Offer of Settlement and incorporates the Proposed License Articles into the new license without modification, then MDE would waive its rights to issue a 401 Certification and Generation would agree, pursuant to a separate agreement with MDE (MDE Settlement), to implement additional environmental protection, mitigation and enhancement measures over the anticipated 50-year term of the new license. These measures address mussel restoration and other ecological and water quality matters, among other commitments. Exelon’s commitments under the various provisions of the Offer of Settlement and MDE Settlement are not effective unless and until FERC approves the Offer of Settlement and issues the new license with the Proposed License Articles. Generation cannot currently predict when FERC will issue the new license.
Peach Bottom Units 2 and 3. On July 10, 2018, Generation submitted a second 20-year license renewal application with the NRC for Peach Bottom Units 2 and 3, which was approved on March 6, 2020. Peach Bottom Units 2 and 3 are now licensed to operate through 2053 and 2054, respectively.
3. Revenue from Contracts with Customers (All Registrants)
The Registrants recognize revenue from contracts with customers to depict the transfer of goods or services to customers at an amount that the entities expect to be entitled to in exchange for those goods or services. Generation’s primary sources of revenue include competitive sales of power, natural gas, and other energy-related products and services. The Utility Registrants’ primary sources of revenue include regulated electric and gas tariff sales, distribution and transmission services.
See Note 4 — Revenue from Contracts with Customers of the Exelon 2019 Form 10-K for additional information regarding the primary sources of revenue for the Registrants.
Contract Balances (All Registrants)
Contract Assets and Liabilities
Generation records contract assets for the revenue recognized on the construction and installation of energy efficiency assets and new power generating facilities before Generation has an unconditional right to bill for and receive the consideration from the customer. These contract assets are subsequently reclassified to receivables when the right to payment becomes unconditional. Generation records contract assets and contract receivables within Other current assets and Customer accounts receivable, net, respectively, within Exelon’s and Generation’s Consolidated Balance Sheets.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers

The following table provides a rollforward of the contract assets and liabilities reflected in Exelon's and Generation's Consolidated Balance Sheets for the three months ended March 31, 2019 and March 31, 2020

	Contract Assets		Contract Liabilities
	Exelon	Generation	Exelon	Generation
Balance as of December 31, 2018	$187	$187	$27	$42
Consideration received or due	(26)	(26)	21	63
Revenues recognized (a)	26	26	(23)	(66)
Balance at March 31, 2019	$187	$187	$25	$39

Balance as of December 31, 2019	$174	$174	$33	$71
Consideration received or due	(19)	(19)	20	55
Revenues recognized (b)	17	17	(24)	(70)
Balance at March 31, 2020	$172	$172	$29	$56

__________

(a)	Revenues recognized in the three months ended March 31, 2019, which were included in contract liabilities at December 31, 2018, were approximately $5 million for both Exelon and Generation.

(b)
Revenues recognized in the three months ended March 31, 2020, which were included in contract liabilities at December 31, 2019, were approximately $9 million and $19 million for Exelon and Generation, respectively.

The Utility Registrants do not have any contract assets. The Utility Registrants also record contract liabilities when consideration is received prior to the satisfaction of the performance obligations. As of March 31, 2020 and December 31, 2019, the Utility Registrants' contract liabilities were immaterial.
Transaction Price Allocated to Remaining Performance Obligations (All Registrants)
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2020. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
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

	2020	2021	2022	2023	2024 and thereafter	Total
Exelon	$273	$144	$64	$45	$198	$724
Generation	330	200	79	45	198	852

Revenue Disaggregation (All Registrants)
The Registrants disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 4 — Segment Information for the presentation of the Registrant's revenue disaggregation.
4. Segment Information (All Registrants)
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

Note 4 — Segment Information

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

•	Midwest represents operations in the western half of PJM and the United States footprint of MISO, excluding MISO’s Southern Region.

•	New York represents operations within NYISO.

•	ERCOT represents operations within Electric Reliability Council of Texas.

•	Other Power Regions:

•	New England represents the operations within ISO-NE.

•	South represents operations in the FRCC, MISO’s Southern Region, and the remaining portions of the SERC not included within MISO or PJM.

•	West represents operations in the WECC, which includes California ISO.

•	Canada represents operations across the entire country of Canada and includes AESO, OIESO and the Canadian portion of MISO.
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2020 and 2019 is as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Three Months Ended March 31, 2020 and 2019

	Generation(a)	ComEd	PECO	BGE	PHI	Other(b)	Intersegment Eliminations	Exelon
Operating revenues(c):
2020
Competitive businesses electric revenues	$3,752	$—	$—	$—	$—	$—	$(326)	$3,426
Competitive businesses natural gas revenues	672	—	—	—	—	—	(3)	669
Competitive businesses other revenues	309	—	—	—	—	—	(1)	308
Rate-regulated electric revenues	—	1,439	604	613	1,104	—	(12)	3,748
Rate-regulated natural gas revenues	—	—	209	324	64	—	(2)	595
Shared service and other revenues	—	—	—	—	3	480	(482)	1
Total operating revenues	$4,733	$1,439	$813	$937	$1,171	$480	$(826)	$8,747
2019
Competitive businesses electric revenues	$4,337	$—	$—	$—	$—	$—	$(315)	$4,022
Competitive businesses natural gas revenues	879	—	—	—	—	—	(1)	878
Competitive businesses other revenues	80	—	—	—	—	—	(1)	79
Rate-regulated electric revenues	—	1,408	620	658	1,153	—	(8)	3,831
Rate-regulated natural gas revenues	—	—	280	318	71	—	(4)	665
Shared service and other revenues	—	—	—	—	4	455	(457)	2
Total operating revenues	$5,296	$1,408	$900	$976	$1,228	$455	$(786)	$9,477
Intersegment revenues(d):
2020	$330	$5	$2	$6	$3	$479	$(824)	$1
2019	317	4	1	6	4	453	(785)	—
Depreciation and amortization:
2020	$304	$273	$86	$143	$194	$21	$—	$1,021
2019	405	251	81	136	180	22	—	1,075
Operating expenses:
2020	$4,400	$1,151	$625	$688	$1,000	$481	$(816)	$7,529
2019	4,963	1,135	678	756	1,054	459	(783)	8,262
Interest expense, net:
2020	$109	$94	$36	$32	$67	$72	$—	$410
2019	111	87	33	29	65	78	—	403

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

	Generation(a)	ComEd	PECO	BGE	PHI	Other(b)	Intersegment Eliminations	Exelon
Income (loss) before income taxes:
2020	$(547)	$204	$155	$222	$119	$(69)	$1	$85
2019	652	197	193	196	122	(78)	—	1,282
Income Taxes:
2020	$(389)	$36	$15	$41	$11	$(8)	$—	$(294)
2019	224	40	25	36	5	(20)	—	310
Net income (loss):
2020	$(161)	$168	$140	$181	$108	$(61)	$1	$376
2019	422	157	168	160	117	(58)	—	966
Capital Expenditures
2020	$558	$506	$259	$283	$376	$34	$—	$2,016
2019	511	503	222	258	358	21	—	1,873
Total assets:
March 31, 2020	$47,882	$33,146	$11,535	$10,789	$22,753	$8,337	$(9,765)	$124,677
December 31, 2019	48,995	32,765	11,469	10,634	22,719	8,484	(10,089)	124,977
__________

(a)	See Note 18 — Related Party Transactions for additional information on intersegment revenues.

(b)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

PHI:

	Pepco	DPL	ACE	Other(b)	Intersegment Eliminations	PHI
Operating revenues(a):
2020
Rate-regulated electric revenues	$544	$286	$276	$—	$(2)	$1,104
Rate-regulated natural gas revenues	—	64	—	—	—	64
Shared service and other revenues	—	—	—	93	(90)	3
Total operating revenues	$544	$350	$276	$93	$(92)	$1,171
2019
Rate-regulated electric revenues	$575	$310	$273	$—	$(5)	$1,153
Rate-regulated natural gas revenues	—	70	—	—	1	71
Shared service and other revenues	—	—	—	106	(102)	4
Total operating revenues	$575	$380	$273	$106	$(106)	$1,228
Intersegment revenues:
2020	$1	$2	$1	$92	$(93)	$3
2019	2	2	1	105	(106)	4
Depreciation and amortization:
2020	$95	$48	$43	$9	$(1)	$194
2019	94	46	31	10	(1)	180
Operating expenses:
2020	$462	$284	$251	$93	$(90)	$1,000
2019	491	308	252	108	(105)	1,054
Interest expense, net:
2020	$34	$16	$15	$3	$(1)	$67
2019	34	15	14	3	(1)	65
Income (loss) before income taxes:
2020	$57	$52	$14	$106	$(110)	$119
2019	57	60	10	113	(118)	122
Income Taxes:
2020	$5	$7	$1	$(2)	$—	$11
2019	2	7	—	(4)	—	5
Net income (loss):
2020	$52	$45	$13	$(5)	$3	$108
2019	55	53	10	(5)	4	117
Capital Expenditures
2020	$180	$95	$101	$—	$—	$376
2019	144	78	128	8	—	358
Total assets:
March 31, 2020	$8,837	$4,849	$3,978	$11,241	$(6,152)	$22,753
December 31, 2019	8,661	4,830	3,933	11,105	(5,810)	22,719
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

Note 4 — Segment Information

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
Competitive Business Revenues (Generation):

	Three Months Ended March 31, 2020
	Revenues from external customers(a)			Intersegment Revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,264	$(96)	$1,168	$6	$1,174
Midwest	944	64	1,008	(6)	1,002
New York	335	(21)	314	—	314
ERCOT	155	28	183	7	190
Other Power Regions	1,007	72	1,079	(7)	1,072
Total Competitive Businesses Electric Revenues	3,705	47	3,752	—	3,752
Competitive Businesses Natural Gas Revenues	503	169	672	—	672
Competitive Businesses Other Revenues(c)	99	210	309	—	309
Total Generation Consolidated Operating Revenues	$4,307	$426	$4,733	$—	$4,733

	Three Months Ended March 31, 2019
	Revenues from external customers(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,286	$(24)	$1,262	$(6)	$1,256
Midwest	1,055	59	1,114	(6)	1,108
New York	409	(16)	393	—	393
ERCOT	130	79	209	3	212
Other Power Regions	1,165	194	1,359	(6)	1,353
Total Competitive Businesses Electric Revenues	4,045	292	4,337	(15)	4,322
Competitive Businesses Natural Gas Revenues	584	295	879	15	894
Competitive Businesses Other Revenues(c)	120	(40)	80	—	80
Total Generation Consolidated Operating Revenues	$4,749	$547	$5,296	$—	$5,296
__________

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.

(b)	Includes revenues from derivatives and leases.

(c)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $179 million and losses of $52 million in 2020 and 2019, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Revenues net of purchased power and fuel expense (Generation):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$559	$8	$567	$679	$4	$683
Midwest	732	(5)	727	769	2	771
New York	189	4	193	262	3	265
ERCOT	76	4	80	98	(24)	74
Other Power Regions	177	(19)	158	174	(18)	156
Total Revenues net of purchased power and fuel expense for Reportable Segments	1,733	(8)	1,725	1,982	(33)	1,949
Other(b)	296	8	304	109	33	142
Total Generation Revenues net of purchased power and fuel expense	$2,029	$—	$2,029	$2,091	$—	$2,091

__________

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.

(b)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $132 million and losses of $28 million in 2020 and 2019, respectively and the elimination of intersegment RNF.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Electric and Gas Revenue by Customer Class (Utility Registrants):

	Three Months Ended March 31, 2020
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$701	$382	$339	$534	$236	$161	$137
Small commercial & industrial	362	99	67	115	35	43	37
Large commercial & industrial	134	53	103	253	188	23	42
Public authorities & electric railroads	13	7	7	15	9	3	3
Other(a)	211	58	79	169	60	54	55
Total rate-regulated electric revenues(b)	$1,421	$599	$595	$1,086	$528	$284	$274
Rate-regulated natural gas revenues
Residential	$—	$150	$206	$40	$—	$40	$—
Small commercial & industrial	—	51	34	17	—	17	—
Large commercial & industrial	—	—	51	1	—	1	—
Transportation	—	6	—	4	—	4	—
Other(c)	—	1	9	2	—	2	—
Total rate-regulated natural gas revenues(d)	$—	$208	$300	$64	$—	$64	$—
Total rate-regulated revenues from contracts with customers	$1,421	$807	$895	$1,150	$528	$348	$274

Other revenues
Revenues from alternative revenue programs	$12	$2	$36	$18	$15	$1	$1
Other rate-regulated electric revenues(e)	6	3	3	3	1	1	1
Other rate-regulated natural gas revenues(e)	—	1	3	—	—	—	—
Total other revenues	$18	$6	$42	$21	$16	$2	$2
Total rate-regulated revenues for reportable segments	$1,439	$813	$937	$1,171	$544	$350	$276

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

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

(b)
Includes operating revenues from affiliates of $5 million, $2 million, $6 million, $3 million, $1 million, $2 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2020 and $4 million, $1 million, $2 million, $3 million, $2 million, $2 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2019.

(c)	Includes revenues from off-system natural gas sales.

(d)
Includes operating revenues from affiliates of less than $1 million and $3 million at PECO and BGE, respectively, in 2020 and less than $1 million and $4 million at PECO and BGE, respectively, in 2019.

(e)	Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable

5. Accounts Receivable (All Registrants)
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets.

	Unbilled customer revenues(a)
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2020	$1,225	$698	$160	$96	$134	$137	$75	$42	$20
December 31, 2019	1,535	807	218	146	170	194	100	61	33
_________

(a)	Unbilled customer revenues are classified in customer accounts receivables, net in the Registrants' Consolidated Balance Sheets.
Allowance for Credit Losses on Accounts Receivable
The following table presents the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended March 31, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$243	$80	$59	$55	$12	$37	$13	$11	$13
Plus: Current Period Provision for Expected Credit Losses	55	4	18	18	8	7	3	2	2
Less: Write-offs, net of recoveries(a)	20	3	6	7	2	2	1	—	1
Balance as of March 31, 2020	$278	$81	$71	$66	$18	$42	$15	$13	$14
_________

(a)	Recoveries were not material to the Registrants.

The following table presents the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended March 31, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$48	$—	$20	$7	$5	$16	$7	$4	$5
Plus: Current Period Provision for Expected Credit Losses	8	—	3	1	2	2	1	—	1
Less: Write-offs, net of recoveries(a)	4	—	1	1	2	—	—	—	—
Balance as of March 31, 2020	$52	$—	$22	$7	$5	$18	$8	$4	$6
_________

(a)	Recoveries were not material to the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable

Purchases and Sales of Customer and Other Accounts Receivables
Generation is required, under supplier tariffs in ISO-NE, MISO, NYISO and PJM, to sell customer and other receivables to utility companies, which include the Utility Registrants. The Utility Registrants are required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participate in the utilities' consolidated billing. The following tables present the total receivables purchased and sold.

	Three Months Ended March 31, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Total Receivables Purchased	$781	$—	$280	$284	$195	$264	$165	$53	$46
Total Receivables Sold	507	749	—	—	—	—	—	—	—

Related Party Transactions:
Receivables purchased from Generation	—	—	34	67	69	72	51	13	8
Receivables sold to the Utility Registrants	—	242	—	—	—	—	—	—	—

6. Early Plant Retirements (Exelon and Generation)
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
Assuming the continued effectiveness of the Illinois ZES, New Jersey ZEC program and the New York CES, Generation and CENG, through its ownership of Ginna and Nine Mile Point, no longer consider Clinton, Quad Cities, Salem, Ginna or Nine Mile Point to be at heightened risk for early retirement. However, to the extent the Illinois ZES, New Jersey ZEC program or the New York CES do not operate as expected over their full terms, each of these plants could again be at heightened risk for early retirement, which could have a material impact on Exelon’s and Generation’s future financial statements. In addition, FERC’s December 19, 2019 order on the MOPR in PJM may undermine the continued effectiveness of the Illinois ZES and the New Jersey ZEC program unless Illinois and New Jersey implement an FRR mechanism under which the Generation plants in these states would be removed from PJM’s capacity auction. See Note 2 — Regulatory Matters for additional information on the New Jersey ZEC program, New York CES and FERC's December 19, 2019 order and Note 3 — Regulatory Matters of the 2019 Form 10-K for additional information on the Illinois ZES.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Early Plant Retirements

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
As a result of the early nuclear plant retirement decision at TMI, Exelon and Generation recognized incremental non-cash charges to earnings stemming from shortening the expected economic useful lives primarily related to accelerated depreciation of plant assets (including any ARC) and accelerated amortization of nuclear fuel, as well as operating and maintenance expenses. The total impact for the three months ended March 31, 2019 are summarized in the table below.

Income statement expense (pre-tax)	Three Months Ended March 31, 2019
Depreciation and amortization
Accelerated depreciation	$74
Accelerated nuclear fuel amortization	5
Operating and maintenance(a)	(83)
Total	$(4)
_________

(a)	Primarily reflects the net impacts associated with the remeasurement of the TMI ARO. See Note 9 — Asset Retirement Obligations of the 2019 Form 10-K for additional information.
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
The following table provides the balance sheet amounts as of March 31, 2020 for Exelon's and Generation's significant assets and liabilities associated with these three nuclear plants. Depreciation provisions are based on the estimated useful lives of these nuclear generating stations, which reflect the first renewal of the operating licenses.

	Dresden	Byron	Braidwood	Total
Asset Balances
Materials and supplies inventory, net	$68	$68	$81	$217
Nuclear fuel inventory, net	204	172	203	579
Completed plant, net	1,084	1,343	1,390	3,817
Construction work in progress	16	22	32	70
Liability Balances
Asset retirement obligation	(1,301)	(596)	(554)	(2,451)

NRC License First Renewal Term	2029 (Unit 2)	2044 (Unit 1)	2046 (Unit 1)
	2031 (Unit 3)	2046 (Unit 2)	2047 (Unit 2)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Early Plant Retirements

Other Generation
On March 29, 2018, Generation notified grid operator ISO-NE of its plans to early retire its Mystic Units 8 and 9 absent regulatory reforms on June 1, 2022, at the end of the then-current capacity commitment for Mystic Units 7 and 8. Mystic Unit 9 was then committed through May 2021.
On May 16, 2018, Generation made a filing with FERC to establish cost-of-service compensation and terms and conditions of service for Mystic Units 8 and 9 for the period between June 1, 2022 - May 31, 2024. On December 20, 2018, FERC issued an order accepting the cost of service agreement, reflecting a number of adjustments to the annual fixed revenue requirement and allowing for recovery of a substantial portion of the costs associated with the Everett Marine Terminal. Those adjustments were reflected in a compliance filing filed March 1, 2019. In the December 20, 2018 order, FERC also directed a paper hearing on ROE using a new methodology. On January 22, 2019, Exelon and several other parties filed requests for rehearing of certain findings in the order.
On March 25, 2019, ISO-NE filed the Inventoried Energy Program (IEP), which is intended to provide an interim fuel security program pending conclusion of the stakeholder process to develop a long-term, market-based solution to address fuel security. The IEP went into effect by operation of law on August 5, 2019 because FERC did not have a quorum at that time. On October 7, 2019, requests for rehearing were denied and several parties appealed to the D.C. Circuit Court. On April 14, 2020, FERC filed an unopposed motion asking the court for a voluntary remand of the IEP order, noting that FERC now has a quorum of Commissioners who can participate in the consideration of ISO-NE’s IEP filing.
On April 15, 2020, ISO-NE filed its long-term, market-based fuel security proposal, proposing three new, day-ahead ancillary services products intended to compensate generators for operational capabilities that provide fuel security to the region. In the filing, ISO-NE also proposed to sunset the Fuel Security Retention Mechanism, through which Mystic has been retained for fuel security, and the IEP by June 1, 2024. In addition, the filing includes an alternate proposal sponsored by New England Power Pool, which includes substantive amendments to the ISO-NE proposal. ISO-NE requested a 30-day comment period and a November 1, 2020 effective date.
The following table provides the balance sheet amounts as of March 31, 2020 for Exelon's and Generation’s significant assets and liabilities associated with the Mystic Units 8 and 9 and Everett Marine Terminal assets that would potentially be impacted by the failure to adopt long-term solutions for reliability and fuel security.

March 31, 2020
Asset Balances
Materials and supplies inventory	$32
Fuel inventory	12
Property, plant and equipment, net	902
Liability Balances
Asset retirement obligation	(3)

See Note 8 — Asset Impairments for impairment assessment considerations on the New England Asset Group.
7. Nuclear Decommissioning (Exelon and Generation)
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

Note 7 — Nuclear Decommissioning

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
The following table provides a rollforward of the nuclear decommissioning ARO reflected in Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2019 to March 31, 2020:

Nuclear decommissioning ARO at December 31, 2019 (a)	$10,504
Accretion expense	121
Costs incurred related to decommissioning plants	(20)
Nuclear decommissioning ARO at March 31, 2020 (a)	$10,605
_________

(a)
Includes $107 million and $112 million as the current portion of the ARO at March 31, 2020 and December 31, 2019, respectively, which is included in Other current liabilities in Exelon’s and Generation’s Consolidated Balance Sheets.

NDT Funds
Exelon and Generation had NDT funds totaling $11,824 million and $13,353 million at March 31, 2020 and December 31, 2019, respectively. The NDT funds also include $213 million and $163 million for the current portion of the NDT funds at March 31, 2020 and December 31, 2019, respectively, which are included in Other current assets in Exelon's and Generation's Consolidated Balance Sheets. See Note 17 — Supplemental Financial Information for additional information on activities of the NDT funds.
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life.
Generation filed its biennial decommissioning funding status report with the NRC on April 1, 2019 for all units, including its shutdown units, except for Zion Station which is included in a separate report to the NRC submitted by ZionSolutions, LLC. The status report demonstrated adequate decommissioning funding assurance as of December 31, 2018 for all units except for Clinton and Peach Bottom Unit 1. As of February 28, 2019, Clinton demonstrated adequate minimum funding assurance due to market recovery and no further action is required. This demonstration was also included in the April 1, 2019 submittal. On March 31, 2020, Generation filed its annual decommissioning funding status report with the NRC for Generation’s shutdown units (excluding Zion Station for the reason noted above). The annual status report demonstrated adequate decommissioning funding assurance as of December 31, 2019, for all of its shutdown reactors except for Peach Bottom Unit 1. As a former PECO plant, financial assurance for decommissioning Peach Bottom Unit 1 is provided by the NDT fund, collections from PECO ratepayers, and the ability to adjust those collections in accordance with the approved PAPUC tariff. No additional actions are required aside from the PAPUC filing in accordance with the tariff.  See Note 9 — Asset Retirement Obligations of the Exelon 2019 Form 10-K for information regarding the amount collected from PECO ratepayers for decommissioning cost.
8. Asset Impairments (Exelon and Generation)
The Registrants evaluate the carrying value of long-lived assets or asset groups for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Indicators of impairment may include a deteriorating business climate, including, but not limited to, declines in energy prices, condition of the asset, specific regulatory disallowance, or plans to dispose of a long-lived asset significantly before the end of its useful life. The Registrants determine if long-lived assets or asset groups are impaired by comparing the undiscounted expected future cash flows to the carrying value. When the undiscounted cash flow analysis indicates a long-lived asset or asset group is not recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset or asset group over its fair value. The fair value

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Asset Impairments

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
Antelope Valley Solar Facility
Generation’s Antelope Valley, a 242 MW solar facility in Lancaster, CA, sells all of its output to PG&E through a PPA. As of March 31, 2020, Generation had approximately $717 million of net long-lived assets related to Antelope Valley. As a result of the PG&E bankruptcy filing in the first quarter of 2019, Generation completed a comprehensive review of Antelope Valley's estimated undiscounted future cash flows and no impairment charge was recorded. Significant changes in assumptions such as the likelihood of the PPA being rejected as part of the bankruptcy proceedings could potentially result in future impairments of Antelope Valley’s net long-lived assets, which could be material.
Antelope Valley is a wholly owned indirect subsidiary of EGR IV, which had approximately $1,865 million of additional net long-lived assets as of March 31, 2020. EGR IV is a wholly owned indirect subsidiary of Exelon and Generation and includes Generation's interest in EGRP and other projects with non-controlling interests. To date, there have been no indicators to suggest that the carrying amount of other net long-lived assets of EGR IV may not be recoverable.
Generation will continue to monitor the bankruptcy proceedings for any changes in circumstances that may indicate the carrying amount of the net long-lived assets of Antelope Valley or other long-lived assets of EGR IV may not be recoverable.
See Note 12 - Debt and Credit Agreements for additional information on the PG&E bankruptcy.
New England Asset Group
During the first quarter of 2018, Mystic Unit 9 did not clear in the ISO-NE capacity auction for the 2021 - 2022 planning year. On March 29, 2018, Generation notified ISO-NE of the early retirement of its Mystic Generating Station's Units 7, 8, 9 and the Mystic Jet Unit (Mystic Generating Station assets) absent regulatory reforms. These events suggested that the carrying value of its New England asset group may be impaired. In the second quarter of 2018, Generation completed a comprehensive review of the estimated undiscounted future cash flows of the New England asset group and no impairment charge was required. Generation continues to monitor developments in the region that would indicate a potential triggering event for impairment and continues to look for solutions that appropriately compensate both Mystic 8 and 9 and the Everett Marine Terminal for their contributions to the region. Further developments such as the failure of ISO-NE to adopt long-term solutions for reliability and fuel security could potentially result in material future impairments of the New England asset group. See Note 6 - Early Plant Retirements for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Income Taxes

9. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

	Three Months Ended March 31, 2020
	Exelon(a)	Generation(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	34.0	0.7	8.3	0.1	5.7	5.8	4.7	6.6	6.7
Qualified NDT fund income	(235.8)	36.4	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(4.5)	0.5	(0.2)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Plant basis differences	(23.0)	—	(1.1)	(8.4)	(1.2)	(1.4)	(2.1)	(0.7)	(0.8)
Production tax credits and other credits	(9.9)	1.3	(0.2)	—	(0.2)	—	—	—	—
Noncontrolling interests	10.6	(1.6)	—	—	—	—	—	—	—
Excess deferred tax amortization	(71.7)	—	(10.5)	(3.0)	(7.3)	(15.5)	(14.2)	(12.7)	(18.8)
Tax Settlements	(79.1)	12.2	—	—	—	—	—	—	—
Other	12.5	0.6	0.3	—	0.6	(0.6)	(0.6)	(0.5)	(0.8)
Effective income tax rate	(345.9)%	71.1%	17.6%	9.7%	18.5%	9.2%	8.8%	13.5%	7.1%
_________

(a)
Generation recognized a loss before income taxes for the quarter ended March 31, 2020. As a result, positive percentages represent an income tax benefit for the period presented. At the consolidated level, positive percentages represent income tax expense.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Income Taxes

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Income Taxes

Accounting for Uncertainty in Income Taxes
Exelon, Generation, PHI and ACE have the following unrecognized tax benefits as of March 31, 2020 and December 31, 2019. ComEd, PECO, BGE, Pepco and DPL's amounts are not material.

	Exelon	Generation	PHI	ACE
March 31, 2020	$98	$32	$49	$14
December 31, 2019	507	441	48	14

Exelon's and Generation's unrecognized federal and state tax benefits decreased in the first quarter of 2020 by approximately $411 million due to the settlement of a federal refund claim with IRS Appeals. The recognition of these tax benefits resulted in an increase to Exelon's and Generation’s net income of $76 million and $73 million, respectively, for the quarter ended March 31, 2020, reflecting a decrease to Exelon's and Generation's income tax expense of $67 million.
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
Settlement of Income Tax Audits, Refund Claims, and Litigation
The following table represents Exelon's, PHI's and ACE's unrecognized federal and state tax benefits that could significantly decrease within the 12 months after the reporting date as a result of completing audits, potential settlements, refund claims, and the outcomes of pending court cases as of March 31, 2020. Generation's, ComEd's, PECO's, BGE's, Pepco's and DPL's amounts are not material.

Exelon	PHI	ACE(a)
$14	$14	$14
_________

(a)	The unrecognized tax benefit related to ACE, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
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
10. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB
During the first quarter of 2020, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of January 1, 2020. This valuation resulted in an increase to the pension and OPEB obligations of $8 million and $31 million, respectively. Additionally, accumulated other comprehensive income increased by $7 million (after-tax) and regulatory assets and liabilities increased by $19 million and decreased by $10 million, respectively.
The majority of the 2020 pension benefit cost for Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 3.34%. The majority of the 2020 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.69% for funded plans and a discount rate of 3.31%.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Retirement Benefits

A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three months ended March 31, 2020 and 2019.

	Pension Benefits Three Months Ended March 31,		OPEB Three Months Ended March 31,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$97	$89	$23	$24
Interest cost	189	221	38	47
Expected return on assets	(318)	(307)	(41)	(38)
Amortization of:
Prior service cost (benefit)	1	—	(31)	(45)
Actuarial loss	128	104	12	11
Net periodic benefit cost	$97	$107	$1	$(1)

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

	Three Months Ended March 31,
Pension and OPEB Costs	2020	2019
Exelon	$98	$106
Generation	27	31
ComEd	28	24
PECO	1	2
BGE	16	16
PHI	17	23
Pepco	3	6
DPL	1	4
ACE	3	4

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Retirement Benefits

Defined Contribution Savings Plans
The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
Savings Plan Matching Contributions	2020	2019
Exelon	$33	$31
Generation	13	13
ComEd	7	7
PECO	3	2
BGE	2	2
PHI	3	4
Pepco	1	1
DPL	1	1
ACE	—	1
11. Derivative Financial Instruments (All Registrants)
The Registrants use derivative instruments to manage commodity price risk, interest rate risk and foreign exchange risk related to ongoing business operations.
Authoritative guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings immediately. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include NPNS, cash flow hedges and fair value hedges. All derivative economic hedges related to commodities, referred to as economic hedges, are recorded at fair value through earnings at Generation and are offset by a corresponding regulatory asset or liability at ComEd. For all NPNS derivative instruments, accounts receivable or accounts payable are recorded when derivative settles and revenue or expense is recognized in earnings as the underlying physical commodity is sold or consumed.
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

Note 11 — Derivative Financial Instruments

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

PECO(b)	Gas	NPNS	Fixed price contracts to cover about 20% of planned natural gas purchases in support of projected firm sales.
BGE	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts for between 10-20% of forecasted system supply requirements for flowing (i.e., non-storage) gas for the November through March period.
Pepco	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
DPL	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts through full requirements contracts.
		Changes in fair value of economic hedge recorded to an offsetting regulatory asset or liability (c)	Exchange traded future contracts for 50% of estimated monthly purchase requirements each month, including purchases for storage injections.
ACE	Electricity	NPNS	Fixed price contracts for all BGS requirements through full requirements contracts.
__________

(a)	See Note 2 - Regulatory Matters for additional information.

(b)	As part of its hedging program, PECO enters into electric supply procurement contracts that do not meet the definition of a derivative instrument.

(c)	The fair value of the DPL economic hedge is not material as of March 31, 2020 and December 31, 2019 and is not presented in the fair value tables below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments

The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation and ComEd as of March 31, 2020 and December 31, 2019:

March 31, 2020	Exelon	Generation					ComEd
Derivatives	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting (a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$649	$4,010	$63	$277	$(3,701)	$649	$—
Mark-to-market derivative assets (noncurrent assets)	625	1,878	23	112	(1,388)	625	—
Total mark-to-market derivative assets	1,274	5,888	86	389	(5,089)	1,274	—
Mark-to-market derivative liabilities (current liabilities)	(252)	(4,219)	(37)	339	3,701	(216)	(36)
Mark-to-market derivative liabilities (noncurrent liabilities)	(416)	(1,676)	(11)	161	1,388	(138)	(278)
Total mark-to-market derivative liabilities	(668)	(5,895)	(48)	500	5,089	(354)	(314)
Total mark-to-market derivative net assets (liabilities)	$606	$(7)	$38	$889	$—	$920	$(314)

December 31, 2019	Exelon	Generation					ComEd
Description	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting (a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$675	$3,506	$72	$287	$(3,190)	$675	$—
Mark-to-market derivative assets (noncurrent assets)	508	1,238	25	122	(877)	508	—
Total mark-to-market derivative assets	1,183	4,744	97	409	(4,067)	1,183	—
Mark-to-market derivative liabilities (current liabilities)	(236)	(3,713)	(38)	357	3,190	(204)	(32)
Mark-to-market derivative liabilities (noncurrent liabilities)	(380)	(1,140)	(11)	163	877	(111)	(269)
Total mark-to-market derivative liabilities	(616)	(4,853)	(49)	520	4,067	(315)	(301)
Total mark-to-market derivative net assets (liabilities)	$567	$(109)	$48	$929	$—	$868	$(301)
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

(b)	Of the collateral posted/(received), $644 million and $511 million represents variation margin on the exchanges at March 31, 2020 and December 31, 2019 respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments

Economic Hedges (Commodity Price Risk)
Generation. For the three months ended March 31, 2020 and 2019, Exelon and Generation recognized the following net pre-tax commodity mark-to-market gains (losses) which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2020	2019
Income Statement Location	Gain (Loss)
Operating revenues	$175	$(50)
Purchased power and fuel	(47)	30
Total Exelon and Generation	$128	$(20)

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of March 31, 2020, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 89%-92% and 70%-73% for 2020 and 2021, respectively.
Proprietary Trading (Commodity Price Risk)
Generation also executes commodity derivatives for proprietary trading purposes. Proprietary trading includes all contracts executed with the intent of benefiting from shifts or changes in market prices as opposed to those executed with the intent of hedging or managing risk. Gains and losses associated with proprietary trading are reported as Operating revenues in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows. For the three months ended March 31, 2020 and 2019, net pre-tax commodity mark-to-market gains (losses) for Exelon and Generation were not material. The Utility Registrants do not execute derivatives for proprietary trading purposes.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation utilize interest rate swaps, which are treated as economic hedges, to manage their interest rate exposure. On July 1, 2018, Exelon de-designated its fair value hedges related to interest rate risk and Generation de-designated its cash flow hedges related to interest rate risk. The notional amounts were $1,268 million and $1,269 million at March 31, 2020 and December 31, 2019, respectively, for Exelon and $568 million and $569 million at March 31, 2020 and December 31, 2019, respectively, for Generation.
Generation utilizes foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, which are treated as economic hedges. The notional amounts were $144 million and $231 million at March 31, 2020 and December 31, 2019, respectively.
The mark-to-market derivative assets and liabilities as of March 31, 2020 and December 31, 2019 and the mark-to-market gains and losses for the three months ended March 31, 2020 and 2019 were not material for Exelon and Generation.
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

Note 11 — Derivative Financial Instruments

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
The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2020. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below exclude credit risk exposure from individual retail counterparties, nuclear fuel procurement contracts and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX and Nodal commodity exchanges.

Rating as of March 31, 2020	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$915	$22	$893	—	$—
Non-investment grade	60	49	11
No external ratings
Internally rated — investment grade	228	1	227
Internally rated — non-investment grade	157	22	135
Total	$1,360	$94	$1,266	—	$—

Net Credit Exposure by Type of Counterparty	As of March 31, 2020
Financial institutions	$18
Investor-owned utilities, marketers, power producers	983
Energy cooperatives and municipalities	224
Other	41
Total	$1,266
_________

(a)
As of March 31, 2020, credit collateral held from counterparties where Generation had credit exposure included $29 million of cash and $65 million of letters of credit. The credit collateral does not include non-liquid collateral.

Utility Registrants. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of March 31, 2020, the Utility Registrants’ counterparty credit risk with suppliers was immaterial.
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

Note 11 — Derivative Financial Instruments

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
The aggregate fair value of all derivative instruments with credit-risk related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Features	March 31, 2020	December 31, 2019
Gross fair value of derivative contracts containing this feature(a)	$(1,002)	$(956)
Offsetting fair value of in-the-money contracts under master netting arrangements(b)	699	649
Net fair value of derivative contracts containing this feature(c)	$(303)	$(307)
_________

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk related contingent features ignoring the effects of master netting agreements.

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

As of March 31, 2020 and December 31, 2019, Exelon and Generation posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	March 31, 2020	December 31, 2019
Cash collateral posted	$977	$982
Letters of credit posted	256	264
Cash collateral held	105	103
Letters of credit held	115	112
Additional collateral required in the event of a credit downgrade below investment grade	1,468	1,509

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
PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE, and DPL’s credit rating. As of March 31, 2020, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE or DPL lost their investment grade

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments

credit ratings as of March 31, 2020, they could have been required to post incremental collateral to its counterparties of $33 million, $34 million and $12 million, respectively.
12. Debt and Credit Agreements (All Registrants)
Short-Term Borrowings
Exelon Corporate, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the Exelon intercompany money pool. Pepco, DPL, and ACE meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the PHI intercompany money pool. PHI Corporate meets its short-term liquidity requirements primarily through the issuance of short-term notes and the Exelon intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
Commercial Paper
The following table reflects the Registrants' commercial paper programs as of March 31, 2020 and December 31, 2019. PECO had no commercial paper borrowings as of both March 31, 2020 and December 31, 2019.

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Exelon(a)	$979	$870	2.91%	2.25%
Generation	595	320	2.01%	1.84%
ComEd	—	130	—%	2.38%
BGE	141	76	4.45%	2.46%
PHI(b)	108	208	4.25%	N/A
PEPCO	—	82	—%	2.56%
DPL	54	56	4.17%	2.02%
ACE	54	70	4.32%	2.43%

__________

(a)
Includes outstanding commercial paper at Exelon Corporate of $135 million and $136 million with average interest rates on commercial paper borrowings of 4.20% and 1.92% at March 31, 2020 and December 31, 2019, respectively.

(b)	Includes the consolidated amounts of Pepco, DPL, and ACE.
On March 19, 2020, Generation borrowed $1.5 billion on its revolving credit facility due to disruptions in the commercial paper markets as a result of COVID-19, which is recorded in Long-term debt on Exelon’s and Generation’s Consolidated Balance Sheet. The funds were used to refinance commercial paper. Generation repaid the $1.5 billion borrowed on the revolving credit facility on April 3, 2020. As of March 31, 2020, the available capacity on Generation’s revolving credit facility was $2.4 billion. See Note 16— Debt and Credit Agreements of the Exelon 2019 Form 10-K for additional information on the Registrants’ credit facilities.
Short-Term Loan Agreements
On March 23, 2017, Exelon Corporate entered into a term loan agreement for $500 million. The loan agreement was renewed on March 19, 2020 and will expire on March 18, 2021. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 0.65% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon's Consolidated Balance Sheet within Short-Term borrowings.
On March 19, 2020, Generation entered into a term loan agreement for $200 million. The loan agreement has an expiration of March 18, 2021. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 0.50% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Generation's Consolidated Balance Sheet within Short-term borrowings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Debt and Credit Agreements

On March 31, 2020, Generation entered into a term loan agreement for $300 million. The loan agreement has an expiration of March 30, 2021. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 0.75% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Generation's Consolidated Balance Sheet within Short-term borrowings.
Credit Agreements
On April 24, 2020, Exelon Corporate entered into a credit agreement establishing a $550 million 364-day revolving credit facility at a variable interest rate of LIBOR plus 1.75%. This facility will be used by Exelon as an additional source of short-term liquidity over the next 12 months.
Long-Term Debt
Issuance of Long-Term Debt
During the three months ended March 31, 2020, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Generation	Energy Efficiency Project Financing(a)	3.95%	August 31, 2020	$2	Funding to install energy conservation measures for the Fort Meade project.
Generation	Energy Efficiency Project Financing(a)	2.53%	April 30, 2021	1	Funding to install energy conservation measures for the Fort AP Hill project.
ComEd	First Mortgage Bonds, Series 129	3.00%	March 1, 2050	650	Repay a portion of outstanding commercial paper obligations and to fund general corporate purposes.
ComEd	First Mortgage Bonds, Series 128	2.20%	March 1, 2030	350	Repay a portion of outstanding commercial paper obligations and fund other general corporate purposes.
Pepco(b)	First Mortgage Bonds	2.53%	February 25, 2030	150	Repay existing indebtedness and for general corporate purposes.

__________

(a)	For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.

(b)
On February 25, 2020, Pepco entered into a purchase agreement of First Mortgage Bonds for $150 million at 3.28% due on September 23, 2050. The closing date of the issuance is expected to occur in September 2020.

On April 1, 2020, Exelon Corporate issued notes for $1.25 billion at 4.05%, which are due in 2030 and notes for $750 million at 4.70%, which are due in 2050. A portion of the net proceeds from the sale of these notes, together with available cash balances, will be used to repay $900 million of Exelon Corporate notes maturing in June of 2020. The remainder of the net proceeds will be used for general corporate purposes.
Debt Covenants
As of March 31, 2020, the Registrants are in compliance with debt covenants, except for Antelope Valley's ongoing nonrecourse debt event of default as discussed below.
Nonrecourse Debt
Exelon and Generation have issued nonrecourse debt financing. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default.
Antelope Valley Solar Ranch One.  In December 2011, the DOE Loan Programs Office issued a guarantee for up to $646 million for a nonrecourse loan from the Federal Financing Bank to support the financing of the construction of the Antelope Valley facility. The project became fully operational in 2014. The loan will mature on January 5, 2037. As of March 31, 2020, approximately $479 million was outstanding. In addition, Generation has issued letters of credit to support its equity investment in the project. As of March 31, 2020, Generation had $37 million in letters of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Debt and Credit Agreements

credit outstanding related to the project. In 2017, Generation’s interests in Antelope Valley were also contributed to and are pledged as collateral for the EGR IV financing structure referenced below.
Antelope Valley sells all of its output to PG&E through a PPA. On January 29, 2019, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code, which created an event of default for Antelope Valley’s nonrecourse debt that provides the lender with a right to accelerate amounts outstanding under the loan such that they would become immediately due and payable. As a result of the ongoing event of default and the absence of a waiver from the lender foregoing their acceleration rights, the debt was reclassified as current in Exelon’s and Generation’s Consolidated Balance Sheets in the first quarter of 2019 and continues to be classified as current as of March 31, 2020. Further, distributions from Antelope Valley to EGR IV are currently suspended.
ExGen Renewables IV.  In November 2017, EGR IV, an indirect subsidiary of Exelon and Generation, entered into an $850 million nonrecourse senior secured term loan credit facility agreement. Generation’s interests in EGRP, Antelope Valley, SolGen, and Albany Green Energy were all contributed to and are pledged as collateral for this financing. The loan is scheduled to mature on November 28, 2024. As of March 31, 2020, $796 million was outstanding.
Although Antelope Valley’s debt is in default, it is nonrecourse to EGR IV. However, if in the future Antelope Valley were to file for bankruptcy protection as a result of events culminating from PG&E’s bankruptcy proceedings this would represent an event of default for EGR IV’s debt that would provide the lender with an opportunity to accelerate EGR IV’s debt.
See Note 16— Debt and Credit Agreements  of the Exelon 2019 Form 10-K for additional information on nonrecourse debt.
13. Fair Value of Financial Assets and Liabilities (All Registrants)
Exelon measures and classifies fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2020 and December 31, 2019. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented on their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2020				December 31, 2019
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$37,656	$36,908	$2,556	$39,464	$36,039	$37,453	$2,580	$40,033
Generation	8,449	7,034	1,330	8,364	7,974	7,304	1,366	8,670
ComEd	9,478	10,483	—	10,483	8,491	9,848	—	9,848
PECO	3,406	3,762	50	3,812	3,405	3,868	50	3,918
BGE	3,271	3,572	—	3,572	3,270	3,649	—	3,649
PHI	6,708	5,602	1,176	6,778	6,563	5,902	1,164	7,066
Pepco	3,015	3,009	483	3,492	2,864	3,198	388	3,586
DPL	1,575	1,334	271	1,605	1,567	1,408	311	1,719
ACE	1,325	991	421	1,412	1,327	1,026	464	1,490
Long-Term Debt to Financing Trusts(a)
Exelon	$390	$—	$387	$387	$390	$—	$428	$428
ComEd	205	—	204	204	205	—	227	227
PECO	184	—	183	183	184	—	201	201
SNF Obligation
Exelon	$1,204	$723	$—	$723	$1,199	$1,055	$—	$1,055
Generation	1,204	723	—	723	1,199	1,055	—	1,055
____

(a)	Includes unamortized debt issuance costs which are not fair valued.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2020 and December 31, 2019:
Exelon and Generation

	Exelon					Generation
As of March 31, 2020	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$1,399	$—	$—	$—	$1,399	$591	$—	$—	$—	$591
NDT fund investments
Cash equivalents(b)	373	79	—	—	452	373	79	—	—	452
Equities	2,603	1,377	—	1,080	5,060	2,603	1,377	—	1,080	5,060
Fixed income
Corporate debt	—	1,412	258	—	1,670	—	1,412	258	—	1,670
U.S. Treasury and agencies	1,723	141	—	—	1,864	1,723	141	—	—	1,864
Foreign governments	—	37	—	—	37	—	37	—	—	37
State and municipal debt	—	87	—	—	87	—	87	—	—	87
Other(c)	—	26	—	872	898	—	26	—	872	898
Fixed income subtotal	1,723	1,703	258	872	4,556	1,723	1,703	258	872	4,556
Private credit	—	—	240	546	786	—	—	240	546	786
Private equity	—	—	—	444	444	—	—	—	444	444
Real estate	—	—	—	636	636	—	—	—	636	636
NDT fund investments subtotal(d)	4,699	3,159	498	3,578	11,934	4,699	3,159	498	3,578	11,934
Rabbi trust investments
Cash equivalents	51	—	—	—	51	4	—	—	—	4
Mutual funds	75	—	—	—	75	23	—	—	—	23
Fixed income	—	11	—	—	11	—	—	—	—	—
Life insurance contracts	—	72	42	—	114	—	22	—	—	22
Rabbi trust investments subtotal	126	83	42	—	251	27	22	—	—	49
Commodity derivative assets
Economic hedges	714	3,135	2,039	—	5,888	714	3,135	2,039	—	5,888
Proprietary trading	—	29	57	—	86	—	29	57	—	86
Effect of netting and allocation of collateral(e)(f)	(868)	(2,770)	(1,062)	—	(4,700)	(868)	(2,770)	(1,062)	—	(4,700)
Commodity derivative assets subtotal	(154)	394	1,034	—	1,274	(154)	394	1,034	—	1,274
Total assets	6,070	3,636	1,574	3,578	14,858	5,163	3,575	1,532	3,578	13,848

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of March 31, 2020	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(990)	(3,476)	(1,743)	—	(6,209)	(990)	(3,476)	(1,429)	—	(5,895)
Proprietary trading	—	(28)	(20)	—	(48)	—	(28)	(20)	—	(48)
Effect of netting and allocation of collateral(e)(f)	994	3,318	1,277	—	5,589	994	3,318	1,277	—	5,589
Commodity derivative liabilities subtotal	4	(186)	(486)	—	(668)	4	(186)	(172)	—	(354)
Deferred compensation obligation	—	(126)	—	—	(126)	—	(34)	—	—	(34)
Total liabilities	4	(312)	(486)	—	(794)	4	(220)	(172)	—	(388)
Total net assets	$6,074	$3,324	$1,088	$3,578	$14,064	$5,167	$3,355	$1,360	$3,578	$13,460

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of December 31, 2019	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$639	$—	$—	$—	$639	$214	$—	$—	$—	$214
NDT fund investments
Cash equivalents(b)	365	87	—	—	452	365	87	—	—	452
Equities	3,353	1,753	—	1,388	6,494	3,353	1,753	—	1,388	6,494
Fixed income
Corporate debt	—	1,469	257	—	1,726	—	1,469	257	—	1,726
U.S. Treasury and agencies	1,808	131	—	—	1,939	1,808	131	—	—	1,939
Foreign governments	—	42	—	—	42	—	42	—	—	42
State and municipal debt	—	90	—	—	90	—	90	—	—	90
Other(c)	—	33	—	953	986	—	33	—	953	986
Fixed income subtotal	1,808	1,765	257	953	4,783	1,808	1,765	257	953	4,783
Private credit	—	—	254	508	762	—	—	254	508	762
Private equity	—	—	—	402	402	—	—	—	402	402
Real estate	—	—	—	607	607	—	—	—	607	607
NDT fund investments subtotal(d)	5,526	3,605	511	3,858	13,500	5,526	3,605	511	3,858	13,500
Rabbi trust investments
Cash equivalents	50	—	—	—	50	4	—	—	—	4
Mutual funds	81	—	—	—	81	25	—	—	—	25
Fixed income	—	12	—	—	12	—	—	—	—	—
Life insurance contracts	—	78	41	—	119	—	25	—	—	25
Rabbi trust investments subtotal	131	90	41	—	262	29	25	—	—	54
Commodity derivative assets
Economic hedges	768	2,491	1,485	—	4,744	768	2,491	1,485	—	4,744
Proprietary trading	—	37	60	—	97	—	37	60	—	97
Effect of netting and allocation of collateral(e)(f)	(908)	(2,162)	(588)	—	(3,658)	(908)	(2,162)	(588)	—	(3,658)
Commodity derivative assets subtotal	(140)	366	957	—	1,183	(140)	366	957	—	1,183
Total assets	6,156	4,061	1,509	3,858	15,584	5,629	3,996	1,468	3,858	14,951

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of December 31, 2019	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(1,071)	(2,855)	(1,228)	—	(5,154)	(1,071)	(2,855)	(927)	—	(4,853)
Proprietary trading	—	(34)	(15)	—	(49)	—	(34)	(15)	—	(49)
Effect of netting and allocation of collateral(e)(f)	1,071	2,714	802	—	4,587	1,071	2,714	802	—	4,587
Commodity derivative liabilities subtotal	—	(175)	(441)	—	(616)	—	(175)	(140)	—	(315)
Deferred compensation obligation	—	(147)	—	—	(147)	—	(41)	—	—	(41)
Total liabilities	—	(322)	(441)	—	(763)	—	(216)	(140)	—	(356)
Total net assets	$6,156	$3,739	$1,068	$3,858	$14,821	$5,629	$3,780	$1,328	$3,858	$14,595
_________

(a)
Exelon excludes cash of $483 million and $373 million at March 31, 2020 and December 31, 2019, respectively, and restricted cash of $110 million at both March 31, 2020 and December 31, 2019, and includes long-term restricted cash of $121 million and $177 million at March 31, 2020 and December 31, 2019, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. Generation excludes cash of $317 million and $177 million at March 31, 2020 and December 31, 2019, respectively, and restricted cash of $63 million and $58 million at March 31, 2020 and December 31, 2019, respectively.

(b)
Includes $78 million and $90 million of cash received from outstanding repurchase agreements at March 31, 2020 and December 31, 2019, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (d) below.

(c)
Includes a derivative liability of $2 million and a derivative asset of $2 million, which have total notional amounts of $826 million and $724 million at March 31, 2020 and December 31, 2019, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of Exelon and Generation's exposure to credit or market loss.

(d)
Excludes net liabilities of $110 million and $147 million at March 31, 2020 and December 31, 2019, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.

(e)
Collateral posted/(received) from counterparties totaled $126 million, $548 million and $215 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of March 31, 2020. Collateral posted/(received) from counterparties, net of collateral paid to counterparties, totaled $163 million, $551 million and $214 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2019.

(f)	Of the collateral posted/(received), $644 million and $511 million represents variation margin on the exchanges as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020, Exelon and Generation have outstanding commitments to invest in fixed income, private credit, private equity and real estate investments of approximately $80 million, $131 million, $338 million, and $428 million, respectively. These commitments will be funded by Generation’s existing NDT funds.
Exelon and Generation hold investments without readily determinable fair values with carrying amounts of $76 million and $66 million as of March 31, 2020, respectively. Changes in fair value, cumulative adjustments and impairments were not material for the three months ended March 31, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

ComEd, PECO and BGE

	ComEd				PECO				BGE
As of March 31, 2020	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$729	$—	$—	$729	$8	$—	$—	$8	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	7	—	—	7	8	—	—	8
Life insurance contracts	—	—	—	—	—	10	—	10	—	—	1	1
Rabbi trust investments subtotal	—	—	—	—	7	10	—	17	8	—	1	9
Total assets	729	—	—	729	15	10	—	25	8	—	1	9
Liabilities
Deferred compensation obligation	—	(7)	—	(7)	—	(8)	—	(8)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(314)	(314)	—	—	—	—	—	—	—	—
Total liabilities	—	(7)	(314)	(321)	—	(8)	—	(8)	—	(5)	—	(5)
Total net assets (liabilities)	$729	$(7)	$(314)	$408	$15	$2	$—	$17	$8	$(5)	$1	$4

	ComEd				PECO				BGE
As of December 31, 2019	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$280	$—	$—	$280	$15	$—	$—	$15	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	8	—	—	8	8	—	—	8
Life insurance contracts	—	—	—	—	—	11	—	11	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	8	11	—	19	8	—	—	8
Total assets	280	—	—	280	23	11	—	34	8	—	—	8
Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(9)	—	(9)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(301)	(301)	—	—	—	—	—	—	—	—
Total liabilities	—	(8)	(301)	(309)	—	(9)	—	(9)	—	(5)	—	(5)
Total net assets (liabilities)	$280	$(8)	$(301)	$(29)	$23	$2	$—	$25	$8	$(5)	$—	$3
_________

(a)
ComEd excludes cash of $67 million and $90 million at March 31, 2020 and December 31, 2019, respectively, and restricted cash of $38 million and $33 million at March 31, 2020 and December 31, 2019, respectively, and includes long-term restricted cash of $108 million and $163 million at March 31, 2020 and December 31, 2019, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.  PECO excludes cash of $30 million and $12 million at March 31, 2020 and December 31, 2019, respectively.  BGE excludes cash of $11 million and $24 million at March 31, 2020 and December 31, 2019, respectively, and restricted cash of $1 million at both March 31, 2020 and December 31, 2019.

(b)
The Level 3 balance consists of the current and noncurrent liability of $36 million and $278 million, respectively, at March 31, 2020, and $32 million and $269 million, respectively, at December 31, 2019, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

PHI, Pepco, DPL and ACE

	As of March 31, 2020				As of December 31, 2019
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$63	$—	$—	$63	$124	$—	$—	$124
Rabbi trust investments
Cash equivalents	44	—	—	44	44	—	—	44
Mutual funds	13	—	—	13	14	—	—	14
Fixed income	—	11	—	11	—	12	—	12
Life insurance contracts	—	25	42	67	—	24	41	65
Rabbi trust investments subtotal	57	36	42	135	58	36	41	135
Total assets	120	36	42	198	182	36	41	259
Liabilities
Deferred compensation obligation	—	(16)	—	(16)	—	(19)	—	(19)
Total liabilities	—	(16)	—	(16)	—	(19)	—	(19)
Total net assets	$120	$20	$42	$182	$182	$17	$41	$240

	Pepco				DPL				ACE
As of March 31, 2020	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$34	$—	$—	$34	$—	$—	$—	$—	$15	$—	$—	$15
Rabbi trust investments
Cash equivalents	44	—	—	44	—	—	—	—	—	—	—	—
Fixed income	—	1	—	1	—	—	—	—	—	—	—	—
Life insurance contracts	—	25	42	67	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	44	26	42	112	—	—	—	—	—	—	—	—
Total assets	78	26	42	146	—	—	—	—	15	—	—	15
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$78	$24	$42	$144	$—	$—	$—	$—	$15	$—	$—	$15

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2019	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$34	$—	$—	$34	$—	$—	$—	$—	$16	$—	$—	$16
Rabbi trust investments
Cash equivalents	43	—	—	43	—	—	—	—	—	—	—	—
Fixed income	—	2	—	2	—	—	—	—	—	—	—	—
Life insurance contracts	—	24	41	65	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	43	26	41	110	—	—	—	—	—	—	—	—
Total assets	77	26	41	144	—	—	—	—	16	—	—	16
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets (liabilities)	$77	$24	$41	$142	$—	$—	$—	$—	$16	$—	$—	$16
_________

(a)
PHI excludes cash of $35 million and $57 million at March 31, 2020 and December 31, 2019, respectively, and includes long-term restricted cash of $12 million and $14 million at March 31, 2020 and December 31, 2019, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.  Pepco excludes cash of $17 million and $29 million at March 31, 2020 and December 31, 2019, respectively. DPL excludes cash of $6 million and $13 million at March 31, 2020 and December 31, 2019, respectively. ACE excludes cash of $8 million and $12 million at March 31, 2020 and December 31, 2019, respectively, and includes long-term restricted cash of $12 million and $14 million at March 31, 2020 and December 31, 2019, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2020 and 2019:

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended March 31, 2020	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2019	$1,068	$511	$817		$1,328	$(301)		$41	$—
Total realized / unrealized gains (losses)
Included in net income	10	(1)	10	(a)	9	—		1	—
Included in noncurrent payables to affiliates	—	(1)	—		(1)	—		—	1
Included in regulatory assets	(14)	—	—		—	(13)	(b)	—	(1)
Change in collateral	1	—	1		1	—		—	—
Purchases, sales, issuances and settlements
Purchases	42	3	39		42	—		—	—
Sales	(22)	—	(22)		(22)	—		—	—
Settlements	(14)	(14)	—		(14)	—		—	—
Transfers into Level 3	2	—	2	(c)	2	—		—	—
Transfers out of Level 3	15	—	15	(c)	15	—		—	—
Balance as of March 31, 2020	$1,088	$498	$862		$1,360	$(314)		$42	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2020	$187	$(1)	$187		$186	$—		$1	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended March 31, 2019	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2018	$907	$543	$575		$1,118	$(249)		$38	$—
Total realized / unrealized gains (losses)
Included in net income	(228)	2	(231)	(a)	(229)	—		1	—
Included in noncurrent payables to affiliates	—	11	—		11	—		—	(11)
Included in regulatory assets	20	—	—		—	9	(b)	—	11
Change in collateral	81	—	81		81	—		—	—
Purchases, sales, issuances and settlements
Purchases	58	1	57		58	—		—	—
Sales	—	—	—		—	—		—	—
Settlements	(17)	(17)	—		(17)	—		—	—
Transfers into Level 3	—	—	—	(c)	—	—		—	—
Transfers out of Level 3	17	—	17	(c)	17	—		—	—
Balance as of March 31, 2019	$838	$540	$499		$1,039	$(240)		$39	$—
The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2019	$(148)	$2	$(151)		$(149)	$—		$1	$—

__________

(a)
Includes a reduction for the reclassification of $177 million and $80 million of realized losses due to the settlement of derivative contracts for the three months ended March 31, 2020 and 2019, respectively.

(b)
Includes $23 million of decreases in fair value and an increase for realized losses due to settlements of $10 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2020. Includes $14 million of decreases in fair value and an increase for realized losses due to settlements of $5 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2019.

(c)
Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2020 and 2019:

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total realized gains (losses) for the three months ended March 31, 2020	$72	$(62)	$1	$(1)	$72	$(62)	$(1)	$1
Total unrealized gains (losses) for the three months ended March 31, 2020	205	(18)	1	(1)	205	(18)	(1)	1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total realized (losses) gains for the three months ended March 31, 2019	$(128)	$(103)	$1	$2	$(128)	$(103)	$2	$1
Total unrealized (losses) gains for the three months ended March 31, 2019	(91)	(60)	1	2	(91)	(60)	2	1

Valuation Techniques Used to Determine Fair Value
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 17 — Fair Value of Financial Assets and Liabilities of the Exelon 2019 Form 10-K.
Valuation Techniques Used to Determine Net asset Value (Exelon and Generation)
Certain NDT Fund Investments are not classified within the fair value hierarchy and are included under the heading “Not subject to leveling” in the table above. These investments are measured at fair value using NAV per share as a practical expedient and include commingled funds, mutual funds which are not publicly quoted, managed private credit funds, private equity and real estate funds.
For commingled funds and mutual funds, which are not publicly quoted, the fair value is primarily derived from the quoted prices in active markets on the underlying securities and can typically be redeemed monthly with 30 or less days of notice and without further restrictions. For managed private credit funds, the fair value is determined using a combination of valuation models including cost models, market models, and income models and typically cannot be redeemed until maturity of the term loan. Private equity and real estate investments include those in limited partnerships that invest in operating companies and real estate holding companies that are not publicly traded on a stock exchange, such as, leveraged buyouts, growth capital, venture capital, distressed investments, investments in natural resources, and direct investments in pools of real estate properties. These investments typically cannot be redeemed and are generally liquidated over a period of 8 to 10 years from the initial investment date, which is based on Exelon’s understanding of the investment funds. Private equity and real estate valuations are reported by the fund manager and are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows, market based comparable data, and independent appraisals from sources with professional qualifications. These valuation inputs are unobservable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

Mark-to-Market Derivatives (Exelon, Generation and ComEd)
The table below discloses the significant inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at March 31, 2020	Fair Value at December 31, 2019	Valuation Technique	Unobservable Input	2020 Range & Arithmetic Average				2019 Range & Arithmetic Average
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(b)	$610	$558	Discounted Cash Flow	Forward power price	$6	-	$136	$27	$9	-	$180	$29
				Forward gas price	$1.02	-	$8.10	$2.43	$0.83	-	$10.72	$2.55
			Option Model	Volatility percentage	8%	-	304%	70%	8%	-	236%	70%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(b)	$37	$45	Discounted Cash Flow	Forward power price	$15	-	$136	$31	$25	-	$180	$33

Mark-to-market derivatives (Exelon and ComEd)	$(314)	$(301)	Discounted Cash Flow	Forward heat rate(c)	9x	-	10x	9.22x	9x	-	10x	9.68x
				Marketability reserve	3%	-	7%	5.11%	3%	-	7%	4.95%
				Renewable factor	90%	-	122%	99%	91%	-	123%	99%

_________

(a)	The valuation techniques, unobservable inputs, ranges and arithmetic averages are the same for the asset and liability positions.

(b)	The fair values do not include cash collateral posted on level three positions of $215 million and $214 million as of March 31, 2020 and December 31, 2019, respectively.

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
14. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 18 of the Exelon 2019 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL and ACE as of March 31, 2020:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	95	75	62	8	5

_________

(a)	Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.
In addition, Exelon is committed to develop or to assist in the commercial development of approximately 37 MWs of new solar generation in Maryland, District of Columbia, and Delaware at an estimated cost of approximately $127 million, which will generate future earnings at Exelon and Generation. Investment costs, which are expected to be primarily capital in nature, are recognized as incurred and recorded in Exelon's and Generation's financial statements. As of March 31, 2020, 27 MWs of new generation were developed and Exelon and Generation have incurred costs of $122 million. Exelon has also committed to purchase 100 MWs of wind energy in PJM. DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DPSC in 2019. The third and final 40 MW wind REC tranche will be conducted in 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of March 31, 2020, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2020	2021	2022	2023	2024	2025 and beyond
Exelon
Letters of credit	$1,464	$1,080	$384	$—	$—	$—	$—
Surety bonds(a)	849	698	151	—	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	27	1	2	4	3	12	5
Total commercial commitments	$2,718	$1,779	$537	$4	$3	$12	$383

Generation
Letters of credit	$1,449	$1,071	$378	$—	$—	$—	$—
Surety bonds(a)	685	591	94	—	—	—	—
Total commercial commitments	$2,134	$1,662	$472	$—	$—	$—	$—

ComEd
Letters of credit	$7	$4	$3	$—	$—	$—	$—
Surety bonds(a)	15	11	4	—	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$222	$15	$7	$—	$—	$—	$200

PECO
Surety bonds(a)	$9	$8	$1	$—	$—	$—	$—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$187	$8	$1	$—	$—	$—	$178

BGE
Letters of credit	$2	$2	$—	$—	$—	$—	$—
Surety bonds(a)	17	16	1	—	—	—	—
Total commercial commitments	$19	$18	$1	$—	$—	$—	$—

PHI
Surety bonds(a)	$21	$20	$1	$—	$—	$—	$—
Guaranteed lease residual values(b)	27	1	2	4	3	12	5
Total commercial commitments	$48	$21	$3	$4	$3	$12	$5

Pepco
Surety bonds(a)	$14	$14	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	9	—	1	1	1	4	2
Total commercial commitments	$23	$14	$1	$1	$1	$4	$2

DPL
Surety bonds(a)	$4	$3	$1	$—	$—	$—	$—
Guaranteed lease residual values(b)	11	—	1	2	1	5	2
Total commercial commitments	$15	$3	$2	$2	$1	$5	$2

ACE
Surety bonds(a)	$3	$3	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	1	—	1	1	3	1
Total commercial commitments	$10	$4	$—	$1	$1	$3	$1
_________

(a)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

(b)
Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $72 million guaranteed by Exelon and PHI, of which $24 million, $30 million and $18 million is guaranteed by Pepco, DPL and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

Environmental Remediation Matters
General (All Registrants). The Registrants’ operations have in the past, and may in the future, require substantial expenditures to comply with environmental laws. Additionally, under Federal and state environmental laws, the Registrants are generally liable for the costs of remediating environmental contamination of property now or formerly owned by them and of property contaminated by hazardous substances generated by them. The Registrants own or lease a number of real estate parcels, including parcels on which their operations or the operations of others may have resulted in contamination by substances that are considered hazardous under environmental laws. In addition, the Registrants are currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future. Unless otherwise disclosed, the Registrants cannot reasonably estimate whether they will incur significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Registrants, environmental agencies or others, or whether such costs will be recoverable from third parties, including customers. Additional costs could have a material, unfavorable impact on the Registrants' financial statements.
MGP Sites (Exelon and the Utility Registrants). ComEd, PECO, BGE and DPL have identified sites where former MGP or gas purification activities have or may have resulted in actual site contamination. For almost all of these sites, there are additional PRPs that may share responsibility for the ultimate remediation of each location.

•	ComEd has 21 sites that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2025.

•	PECO has 8 sites that are currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2022.

•	BGE has 4 sites that currently require some level of remediation and/or ongoing activity. BGE expects the majority of the remediation at these sites to continue through at least 2021.

•	DPL has 1 site that is currently under study and the required cost at the site is not expected to be material.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

As of March 31, 2020 and December 31, 2019, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

	March 31, 2020		December 31, 2019
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$472	$317	$478	$320
Generation	104	—	105	—
ComEd	301	300	304	303
PECO	19	17	19	17
BGE	2	—	2	—
PHI	46	—	48	—
Pepco	44	—	46	—
DPL	1	—	1	—
ACE	1	—	1	—
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
In September 2018, the EPA issued its Record of Decision (ROD) Amendment for the selection of a final remedy. The ROD Amendment modified the remedy previously selected by EPA in its 2008 ROD. While the ROD required only that the radiological materials and other wastes at the site be capped, the ROD Amendment requires partial excavation of the radiological materials in addition to the previously selected capping remedy. The ROD Amendment also allows for variation in depths of excavation depending on radiological concentrations. The EPA and the PRPs have entered into a Consent Agreement to perform the Remedial Design, which is expected to be completed by early 2022. In March 2019 the PRPs received Special Notice Letters from the EPA to perform the Remedial Action work. On October 8, 2019, Cotter (Generation’s indemnitee) provided a non-binding good faith offer to conduct, or finance, a portion of the remedy, subject to certain conditions. The total estimated cost of the remedy, taking into account the current EPA technical requirements and the total costs expected to be incurred collectively by the PRPs in fully executing the remedy, is approximately $280 million, including cost escalation on an undiscounted basis, which would be allocated among the final group of PRPs. Generation has determined that a loss associated with the EPA’s partial excavation and enhanced landfill cover remedy is probable and has recorded a liability included in the table above, that reflects management’s best estimate of Cotter’s allocable share of the ultimate cost. Given the joint and several nature of this liability, the magnitude of Generation’s ultimate liability will depend on the actual costs incurred to implement the required remedy as well as on the nature and terms of any cost-sharing arrangements with the final group of PRPs. Therefore, it is reasonably possible that the ultimate cost and Cotter's associated allocable share could differ significantly once these uncertainties are resolved, which could have a material impact on Exelon's and Generation's future financial statements.
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
In January 2018, the PRPs were advised by the EPA that it will begin an additional investigation and evaluation of groundwater conditions at the West Lake Landfill. In September 2018, the PRPs agreed to an Administrative

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

Settlement Agreement and Order on Consent for the performance by the PRPs of the groundwater Remedial Investigation (RI)/Feasibility Study (FS). The purpose of this RI/FS is to define the nature and extent of any groundwater contamination from the West Lake Landfill site and evaluate remedial alternatives. Generation estimates the undiscounted cost for the groundwater RI/FS to be approximately $20 million. Generation determined a loss associated with the RI/FS is probable and has recorded a liability included in the table above that reflects management’s best estimate of Cotter’s allocable share of the cost among the PRPs. At this time Generation cannot predict the likelihood or the extent to which, if any, remediation activities may be required and therefore cannot estimate a reasonably possible range of loss for response costs beyond those associated with the RI/FS component. It is reasonably possible, however, that resolution of this matter could have a material, unfavorable impact on Exelon’s and Generation’s future financial statements.
In August 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri. The Latty Avenue site is included in ComEd’s (now Generation's) indemnification responsibilities discussed above as part of the sale of Cotter. The radioactive residues had been generated initially in connection with the processing of uranium ores as part of the U.S. Government’s Manhattan Project. Cotter purchased the residues in 1969 for initial processing at the Latty Avenue facility for the subsequent extraction of uranium and metals. In 1976, the NRC found that the Latty Avenue site had radiation levels exceeding NRC criteria for decontamination of land areas. Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under FUSRAP. The DOJ has not yet formally advised the PRPs of the amount that it is seeking, but it is believed to be approximately $90 million from all PRPs. Pursuant to a series of annual agreements since 2011, the DOJ and the PRPs have tolled the statute of limitations until August 31, 2020 so that settlement discussions can proceed. Generation has determined that a loss associated with this matter is probable under its indemnification agreement with Cotter and has recorded an estimated liability, which is included in the table above.
Benning Road Site (Exelon, Generation, PHI and Pepco). In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site was formerly the location of a Pepco Energy Services electric generating facility, which was deactivated in June 2012. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. In December 2011, the U.S. District Court for the District of Columbia approved a Consent Decree entered into by Pepco and Pepco Energy Services with the DOEE, which requires Pepco and Pepco Energy Services to conduct a RI/FS for the Benning Road site and an approximately 10 to 15-acre portion of the adjacent Anacostia River.
Since 2013, Pepco and Pepco Energy Services (now Generation, pursuant to Exelon's 2016 acquisition of PHI) have been performing RI work and have submitted multiple draft RI reports to the DOEE. In September 2019, Pepco and Generation issued a draft “final” RI report which DOEE approved and on October 4, 2019 released this document for review and comment by the public. The 45 day comment period ended on November 18, 2019 and a public meeting was held by Pepco on November 2, 2019. Pepco and Generation will proceed to develop a FS to evaluate possible remedial alternatives for submission to DOEE. The Court has established a schedule for completion of the FS, and approval by the DOEE, by September 16, 2021.
DOEE will then prepare a Proposed Plan and issue a Record of Decision identifying any further response actions determined to be necessary, after considering public comment on the Proposed Plan. PHI, Pepco and Generation have determined that a loss associated with this matter is probable and have accrued an estimated liability, which is included in the table above.
Anacostia River Tidal Reach (Exelon, PHI and Pepco). Contemporaneous with the Benning Road site RI/FS being performed by Pepco and Generation, DOEE and the National Park Service have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-District of Columbia boundary line to the confluence of the Anacostia and Potomac Rivers. The river-wide RI incorporated the results of the river sampling performed by Pepco and Pepco Energy Services as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by DOEE’s contractor. DOEE asked Pepco, along with parties responsible for other sites along the river, to participate in a "Consultative Working Group" to provide input into the process for future remedial actions and to ensure proper coordination with the other river cleanup efforts currently underway, including cleanup of the river segment adjacent to the Benning Road site resulting from the Benning Road site RI/FS. In addition, the District of Columbia Council directed DOEE to form an official advisory committee made up of members of federal,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

state and local environmental regulators, community and environmental groups and various academic and technical experts to provide guidance and support to DOEE as the project progressed. This group, called the Anacostia Leadership Council, has met regularly since it was formed. Pepco has participated in the Consultative Working Group. In April 2018, DOEE released a draft RI report for public review and comment. Pepco submitted written comments to the draft RI and participated in a public hearing.
Pepco has determined that it is probable that costs for remediation will be incurred and recorded a liability in the third quarter 2019 for management’s best estimate of its share of those costs based on DOEE’s stated position following a series of meetings attended by representatives from the Anacostia Leadership Council and the Consultative Working Group. On December 27, 2019, DOEE released for review and comment by the public a Focused Feasibility Study (FFS) and a Proposed Plan (PP). The FFS and PP will be the basis for the Interim ROD, which is expected to be completed in September 2020. The FFS and PP are consistent with the DOEE’s stated position to follow an adaptive management approach which will allow several identified “hot spots” in the river to be addressed first while continuing to conduct studies and to monitor the river to evaluate improvements and determine potential future remediation plans. The adaptive management process chosen by DOEE is less intrusive, provides more long term environmental certainty, is less costly, and allows for site specific remediation plans already underway, including the plan for the Benning Road site to proceed to conclusion. Pepco concluded that incremental exposure remains reasonably possible, however management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
In addition to the activities associated with the remedial process outlined above, CERCLA separately requires federal and state (here including Washington, D.C.) Natural Resource Trustees (federal or state agencies designated by the President or the relevant state, respectively, or Indian tribes) to conduct an assessment of any damages to natural resources within their jurisdiction as a result of the contamination that is being remediated. The Trustees can seek compensation from responsible parties for such damages, including restoration costs. The Natural Resource Damages (NRD) assessment typically takes place following cleanup because cleanups sometimes also effectively restore affected natural resources. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of this process that often takes many years beyond the remedial decision to complete. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the very early stage of the assessment process, Pepco cannot reasonably estimate the range of loss.
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
At March 31, 2020 and December 31, 2019, Exelon and Generation had recorded estimated liabilities of approximately $82 million and $83 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2020, approximately $27 million of this amount related to 268 open claims presented to Generation, while the remaining $55 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether adjustments to the estimated liabilities are necessary.
It is reasonably possible that additional exposure to estimated future asbestos-related bodily injury claims in excess of the amount accrued could have a material, unfavorable impact on Exelon’s and Generation’s financial statements. However, management cannot reasonably estimate a range of loss beyond the amounts recorded.
City of Everett Tax Increment Financing Agreement (Exelon and Generation). On April 10, 2017, the City of Everett petitioned the Massachusetts Economic Assistance Coordinating Council (EACC) to revoke the 1999 tax increment financing agreement (TIF Agreement) relating to Mystic Units 8 and 9 on the grounds that the total investment in Mystic Units 8 and 9 materially deviates from the investment set forth in the TIF Agreement. On October 31, 2017, a three-member panel of the EACC conducted an administrative hearing on the City’s petition. On November 30, 2017, the hearing panel issued a tentative decision denying the City’s petition, finding that there was no material misrepresentation that would justify revocation of the TIF Agreement. On December 13, 2017, the tentative decision was adopted by the full EACC. On January 12, 2018, the City filed a complaint in Massachusetts Superior Court requesting, among other things, that the court set aside the EACC’s decision, grant the City’s request

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

to decertify the Project and the TIF Agreement, and award the City damages for alleged underpaid taxes over the period of the TIF Agreement. On January 8, 2020, the Massachusetts Superior Court affirmed the decision of the EACC denying the City's petition. The City had until March 9, 2020 to appeal the decision and did not. As a result, the decision is final and the case is resolved. It is reasonably possible that property taxes assessed in future periods, including those following the expiration of the current TIF Agreement in 2020, could be material to Generation’s financial statements.
Subpoenas (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the U.S. Attorney's Office for the Northern District of Illinois requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it has also opened an investigation into their lobbying activities. Exelon and ComEd have cooperated fully and intend to continue to cooperate fully and expeditiously with the U.S. Attorney’s Office and the SEC. Exelon and ComEd cannot predict the outcome of the U.S. Attorney's Office or the SEC investigations. No loss contingency has been reflected in Exelon's and ComEd's consolidated financial statements as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss as these matters are subject to change.
Subsequent to Exelon announcing the receipt of the subpoenas, a putative class action lawsuit has been filed against Exelon and certain officers of Exelon and ComEd alleging misrepresentations or omissions by Exelon purporting to relate to matters that are the subject of the subpoenas and the SEC investigation. In addition, a derivative shareholder lawsuit has been filed against Exelon, its directors and certain officers alleging, among other things, a breach of fiduciary duties also purporting to relate to matters that are the subject of the subpoenas and the SEC investigation. Exelon believes that these claims lack merit and intends to defend against them, and though the costs or any loss associated with the lawsuits cannot be reasonably estimated at this time, Exelon does not believe that the lawsuits, either individually or collectively, will have a material adverse impact on Exelon’s or ComEd’s consolidated financial statements.
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
15. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended March 31, 2020	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(2)	$(3,165)	$(27)	$(3,194)
OCI before reclassifications	(1)	(7)	(8)	(16)
Amounts reclassified from AOCI	—	37	—	37
Net current-period OCI	(1)	30	(8)	21
Ending balance	$(3)	$(3,135)	$(35)	$(3,173)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2019	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	AOCI of Investments in Unconsolidated Affiliates (b)	Total
Beginning balance	$(2)	$(2,960)	$(33)	$—	$(2,995)
OCI before reclassifications	—	(38)	2	(1)	(37)
Amounts reclassified from AOCI	—	20	—	—	20
Net current-period OCI	—	(18)	2	(1)	(17)
Ending balance	$(2)	$(2,978)	$(31)	$(1)	$(3,012)
_________

(a)
AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 10 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

(b)	All amounts are net of noncontrolling interests.
The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	Three Months Ended March 31,
	2020	2019
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$4	$6
Actuarial loss reclassified to periodic benefit cost	(17)	(13)
Pension and non-pension postretirement benefit plans valuation adjustment	3	14

16. Variable Interest Entities (Exelon, Generation, PHI and ACE)
At March 31, 2020 and December 31, 2019, Exelon, Generation, PHI and ACE collectively consolidated several VIEs or VIE groups for which the applicable Registrant was the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which the applicable Registrant does not have the power to direct the entities’ activities and, accordingly, was not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements of Exelon, Generation, PHI and ACE as of March 31, 2020 and December 31, 2019. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnote to the table below, are such that creditors, or beneficiaries, do not have recourse to the general credit of Exelon, Generation, PHI and ACE.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

	March 31, 2020				December 31, 2019
	Exelon	Generation	PHI (a)	ACE	Exelon	Generation	PHI (a)	ACE
Cash and cash equivalents	$51	$51	$—	$—	$163	$163	$—	$—
Restricted cash and cash equivalents	84	81	3	3	88	85	3	3
Accounts receivable
Customer	131	131	—	—	151	151	—	—
Other	44	44	—	—	39	39	—	—
Unamortized energy contract assets (b)	22	22	—	—	23	23	—	—
Inventories, net
Materials and supplies	231	231	—	—	227	227	—	—
Other current assets	42	38	4	—	32	31	1	—
Total current assets	605	598	7	3	723	719	4	3
Property, plant and equipment, net (c)	6,017	6,017	—	—	6,022	6,022	—	—
Nuclear decommissioning trust funds	2,405	2,405	—	—	2,741	2,741	—	—
Unamortized energy contract assets (b)	264	264	—	—	250	250	—	—
Other noncurrent assets	71	56	15	12	89	73	16	14
Total noncurrent assets	8,757	8,742	15	12	9,102	9,086	16	14
Total assets	$9,362	$9,340	$22	$15	$9,825	$9,805	$20	$17
Long-term debt due within one year	$543	$519	$24	$20	$544	$523	$21	$20
Accounts payable	121	121	—	—	106	106	—	—
Accrued expenses	46	46	—	—	70	70	—	—
Unamortized energy contract liabilities	7	7	—	—	8	8	—	—
Other current liabilities	3	3	—	—	3	3	—	—
Total current liabilities	720	696	24	20	731	710	21	20
Long-term debt	502	483	19	16	527	504	23	21
Asset retirement obligations (d)	2,156	2,156	—	—	2,128	2,128	—	—
Unamortized energy contract liabilities	1	1	—	—	1	1	—	—
Other noncurrent liabilities	37	37	—	—	89	89	—	—
Total noncurrent liabilities	2,696	2,677	19	16	2,745	2,722	23	21
Total liabilities	$3,416	$3,373	$43	$36	$3,476	$3,432	$44	$41
_________

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.

(b)	These are unrestricted assets to Exelon and Generation.

(c)	Exelon’s and Generation’s balances include unrestricted assets of $20 million as of March 31, 2020 and December 31, 2019.

(d)	Exelon’s and Generation’s balances include liabilities with recourse of $4 million and $3 million as of March 31, 2020 and December 31, 2019, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

As of March 31, 2020 and December 31, 2019, Exelon's and Generation's consolidated VIEs consist of:

Consolidated VIE or VIE groups:	Reason entity is a VIE:	Reason Generation is primary beneficiary:
CENG - A joint venture between Generation and EDF. Generation has a 50.01% equity ownership in CENG. See additional discussion below.	Disproportionate relationship between equity interest and operational control as a result of the Nuclear Operating Services Agreement (NOSA) described further below.	Generation conducts the operational activities.
EGRP - A collection of wind and solar project entities. Generation has a 51% equity ownership in EGRP. See additional discussion below.	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
Bluestem Wind Energy Holdings, LLC - A Tax Equity structure which is consolidated by EGRP. Generation is a minority interest holder.	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
Antelope Valley - A solar generating facility, which is 100% owned by Generation. Antelope Valley sells all of its output to PG&E through a PPA.	The PPA contract absorbs variability through a performance guarantee.	Generation conducts all activities.
Equity investment in distributed energy company - Generation has a 31% equity ownership. This distributed energy company has an interest in an unconsolidated VIE (see Unconsolidated VIEs disclosure below).

Generation fully impaired this investment in the third quarter of 2019. See Note 11— Asset Impairments of the Exelon 2019 Form 10-K for additional information.
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
EDF has the option to sell its 49.99% equity interest in CENG to Generation exercisable beginning on January 1, 2016 and thereafter until June 30, 2022. On November 20, 2019, Generation received notice of EDF's intention to exercise the put option to sell its interest in CENG to Generation and the put automatically exercised on January 19, 2020 at the end of the sixty-day advance notice period.
At this time, Generation cannot reasonably predict the ultimate purchase price that will be paid to EDF for its interest in CENG. The transaction will require approval by the NYPSC, the FERC and the NRC. The process and regulatory approvals could take one to two years or more to complete.
See Note 2 - Mergers, Acquisitions and Dispositions of the Exelon 2019 Form 10-K for additional information regarding the Put Option Agreement with EDF.
Exelon and Generation, where indicated, provide the following support to CENG:

•
Generation executed an Indemnity Agreement pursuant to which Generation agreed to indemnify EDF against third-party claims that may arise from any future nuclear incident (as defined in the Price-Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this Indemnity Agreement. See Note 18 — Commitments and Contingencies of the Exelon 2019 Form 10-K for more details,

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
In 2017, Generation’s interests in EGRP were contributed to and are pledged for the ExGen Renewables IV non-recourse debt project financing structure. Refer to Note 12— Debt and Credit Agreements for additional information on ExGen Renewables IV.
As of March 31, 2020 and December 31, 2019, Exelon's, PHI's and ACE's consolidated VIE consists of:

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
As of March 31, 2020 and December 31, 2019, Exelon and Generation had significant unconsolidated variable interests in several VIEs for which Exelon or Generation, as applicable, was not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

The following table presents summary information about Exelon's and Generation’s significant unconsolidated VIE entities:

	March 31, 2020			December 31, 2019
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$695	$431	$1,126	$636	$443	$1,079
Total liabilities(a)	158	223	381	33	227	260
Exelon's ownership interest in VIE(a)	—	183	183	—	191	191
Other ownership interests in VIE(a)	538	25	563	604	25	629
_________

(a)
These items represent amounts on the unconsolidated VIE balance sheets, not in Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. Exelon and Generation do not have any exposure to loss as they do not have a carrying amount in the equity investment VIEs as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, Exelon's and Generation's unconsolidated VIEs consist of:

Unconsolidated VIE groups:	Reason entity is a VIE:	Reason Generation is not the primary beneficiary:
Equity investments in distributed energy companies -

1) Generation has a 90% equity ownership in a distributed energy company.
2) Generation, via a consolidated VIE, has a 90% equity ownership in another distributed energy company (See Consolidated VIEs disclosure above).

Generation fully impaired this investment in the third quarter of 2019. See Note 11— Asset Impairments of the Exelon 2019 Form 10-K for additional information.
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

	Operating revenues
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2020
Operating lease income	$5	$3	$—	$—	$—	$1	$—	$1	$—
Variable lease income	69	69	—	—	—	—	—	—	—

Three Months Ended March 31, 2019
Operating lease income	$4	$3	$—	$—	$—	$1	$—	$1	$—
Variable lease income	52	52	—	—	—	—	—	—	—

	Taxes other than income taxes
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2020
Utility taxes(a)	$218	$26	$60	$31	$26	$75	$69	$6	$—
Property	150	69	7	4	39	31	21	9	1
Payroll	63	31	7	4	4	8	2	1	1

Three Months Ended March 31, 2019
Utility taxes(a)	$223	$26	$62	$34	$27	$74	$69	$5	$—
Property	149	71	7	3	37	29	21	8	—
Payroll	65	33	7	4	4	7	2	1	1
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

	Other, net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2020
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$47	$47	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	82	82	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory agreement units	(932)	(932)	—	—	—	—	—	—	—
Non-regulatory agreement units	(706)	(706)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	709	709	—	—	—	—	—	—	—
Decommissioning-related activities	(800)	(800)	—	—	—	—	—	—	—
AFUDC — Equity	23	—	6	3	5	9	6	1	2
Non-service net periodic benefit cost	10	—	—	—	—	—	—	—	—

Three Months Ended March 31, 2019
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$54	$54	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	54	54	—	—	—	—	—	—	—
Net unrealized losses on NDT funds
Regulatory agreement units	379	379	—	—	—	—	—	—	—
Non-regulatory agreement units	280	280	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(348)	(348)	—	—	—	—	—	—	—
Decommissioning-related activities	419	419	—	—	—	—	—	—	—
AFUDC — Equity	22	—	5	3	5	9	6	1	2
Non-service net periodic benefit cost	5	—	—	—	—	—	—	—	—
_________

(a)	Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.

(b)
Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units, including the elimination of income taxes related to all NDT fund activity for those units. See Note 9 — Asset Retirement Obligations of the Exelon 2019 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization and accretion
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2020
Property, plant and equipment(a)	$856	$290	$228	$79	$97	$144	$64	$38	$34
Amortization of regulatory assets(a)	149	—	45	7	46	50	31	10	9
Amortization of intangible assets, net(a)	16	14	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	2	2	—	—	—	—	—	—	—
Nuclear fuel(c)	231	231	—	—	—	—	—	—	—
ARO accretion(d)	124	124	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$1,378	$661	$273	$86	$143	$194	$95	$48	$43

Three Months Ended March 31, 2019
Property, plant and equipment(a)	$917	$392	$219	$74	$85	$127	$58	$35	$25
Amortization of regulatory assets(a)	143	—	32	7	51	53	36	11	6
Amortization of intangible assets, net(a)	15	13	—	—	—	—	—	—	—
Nuclear fuel(c)	261	261	—	—	—	—	—	—	—
ARO accretion(d)	124	123	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$1,460	$789	$251	$81	$136	$180	$94	$46	$31
_________

(a)	Included in Depreciation and amortization in the Registrants' Consolidated Statements of Operations and Comprehensive Income.

(b)	Included in Operating revenues or Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

(c)	Included in Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

(d)	Included in Operating and maintenance expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2020
Pension and non-pension postretirement benefit costs	$98	$27	$28	$1	$15	$17	$3	$1	$3
Provision for uncollectible accounts	45	4	7	17	7	10	4	3	3
Other decommissioning-related activity(a)	128	128	—	—	—	—	—	—	—
Energy-related options(b)	6	6	—	—	—	—	—	—	—
Amortization of rate stabilization deferral	(54)	—	—	—	(35)	(19)	(15)	(4)	—
Discrete impacts from EIMA and FEJA(c)	(17)	—	(17)	—	—	—	—	—	—
Long-term incentive plan	(7)	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	51	35	—	—	8	5	2	2	1

Three Months Ended March 31, 2019
Pension and non-pension postretirement benefit costs	$106	$31	$24	$2	$15	$23	$6	$4	$4
Provision for uncollectible accounts	43	—	9	16	8	10	4	4	2
Other decommissioning-related activity(a)	(202)	(202)	—	—	—	—	—	—	—
Energy-related options(b)	37	37	—	—	—	—	—	—	—
Amortization of rate stabilization deferral	(6)	—	—	—	—	(6)	(7)	1	—
Discrete impacts from EIMA and FEJA(c)	28	—	28	—	—	—	—	—	—
Long-term incentive plan	25	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	53	34	1	—	8	9	2	2	1
_______

(a)
Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income and income taxes related to all NDT fund activity for these units. See Note 9 — Asset Retirement Obligations of the Exelon 2019 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

(b)	Includes option premiums reclassified to realized at the settlement of the underlying contracts and recorded to results of operations.

(c)	Reflects the change in ComEd's distribution and energy efficiency formula rates. See Note 2 — Regulatory Matters for additional information.

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

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2020
Cash and cash equivalents	$1,457	$821	$514	$31	$11	$49	$18	$7	$8
Restricted cash	414	150	211	7	1	37	33	—	3
Restricted cash included in other long-term assets	121	—	108	—	—	12	—	—	12
Total cash, cash equivalents and restricted cash	$1,992	$971	$833	$38	$12	$98	$51	$7	$23

December 31, 2019
Cash and cash equivalents	$587	$303	$90	$21	$24	$131	$30	$13	$12
Restricted cash	358	146	150	6	1	36	33	—	2
Restricted cash included in other long-term assets	177	—	163	—	—	14	—	—	14
Total cash, cash equivalents and restricted cash	$1,122	$449	$403	$27	$25	$181	$63	$13	$28

March 31, 2019
Cash and cash equivalents	$880	$537	$68	$41	$12	$33	$11	$7	$6
Restricted cash	223	139	17	6	4	39	35	1	3
Restricted cash included in other long-term assets	211	—	193	—	—	19	—	—	19
Total cash, cash equivalents and restricted cash	$1,314	$676	$278	$47	$16	$91	$46	$8	$28

December 31, 2018
Cash and cash equivalents	$1,349	$750	$135	$130	$7	$124	$16	$23	$7
Restricted cash	247	153	29	5	6	43	37	1	4
Restricted cash included in other long-term assets	185	—	166	—	—	19	—	—	19
Total cash, cash equivalents and restricted cash	$1,781	$903	$330	$135	$13	$186	$53	$24	$30
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the Exelon 2019 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Accrued expenses
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2020
Compensation-related accruals(a)	$557	$207	$87	$39	$44	$63	$22	$14	$10
Taxes accrued	442	244	85	1	43	114	79	25	7
Interest accrued	407	84	69	33	38	78	37	20	19

December 31, 2019
Compensation-related accruals(a)	$1,052	$422	$171	$58	$78	$101	$28	$19	$15
Taxes accrued	414	222	83	3	26	117	90	14	8
Interest accrued	337	65	110	37	46	49	23	8	12
_________

(a)	Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.
18. Related Party Transactions (All Registrants)
Operating revenues from affiliates
Generation
The following table presents Generation’s Operating revenues from affiliates, which are primarily recorded as Purchased power from affiliates and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants:

	Three Months Ended March 31,
	2020	2019
Operating revenues from affiliates:
ComEd (a)(b)	$90	$94
PECO (c)	37	45
BGE (d)	99	76
PHI	103	101
Pepco (e)	79	70
DPL (f)	22	23
ACE (g)	2	8
Other	1	1
Total operating revenues from affiliates (Generation)	$330	$317
__________

(a)	Generation has an ICC-approved RFP contract with ComEd to provide a portion of ComEd’s electricity supply requirements. Generation also sells RECs and ZECs to ComEd.

(b)
For the three months ended March 31, 2020, ComEd’s Purchased power from Generation of $97 million is recorded as Operating revenues from ComEd of $90 million and Purchased power and fuel from ComEd of $7 million at Generation. For the three months ended March 31, 2019, ComEd’s Purchased power from Generation of $97 million is recorded as Operating revenues from ComEd of $94 million and Purchased power and fuel from ComEd of $3 million at Generation.

(c)	Generation provides electric supply to PECO under contracts executed through PECO’s competitive procurement process. In addition, Generation has a ten-year agreement with PECO to sell solar AECs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Related Party Transactions

(d)	Generation provides a portion of BGE’s energy requirements under its MDPSC-approved market-based SOS and gas commodity programs.

(e)	Generation provides electric supply to Pepco under contracts executed through Pepco's competitive procurement process approved by the MDPSC and DCPSC.

(f)	Generation provides a portion of DPL's energy requirements under its MDPSC and DPSC approved market based SOS and gas commodity programs.

(g)	Generation provides electric supply to ACE under contracts executed through ACE's competitive procurement process.
PHI
PHI’s Operating revenues from affiliates are primarily with BSC for services that PHISCO provides to BSC.
Operating and maintenance expense from affiliates
The Registrants receive a variety of corporate support services from BSC. Pepco, DPL and ACE also receive corporate support services from PHISCO. See Note 1 - Significant Accounting Policies for additional information regarding BSC and PHISCO.
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates		Capitalized costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Exelon
BSC			$113	$99
PHISCO			14	22
Generation
BSC	$140	$149	11	11
ComEd
BSC	72	62	42	25
PECO
BSC	37	37	16	22
BGE
BSC	41	38	28	21
PHI
BSC	37	32	16	19
PHISCO	—	—	14	22
Pepco
BSC	21	21	6	8
PHISCO	30	33	6	9
DPL
BSC	13	13	5	5
PHISCO	24	26	4	7
ACE
BSC	11	11	4	4
PHISCO	22	23	4	6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current receivables from affiliates and current payables to affiliates:
March 31, 2020

	Receivables from affiliates:
Payables to affiliates:	Generation		Comed	PECO	BGE	DPL	ACE	BSC	PHISCO	Other	Total
Generation			$17	$—	$—	$1	$—	$67	$—	$43	$128
ComEd	$69	(a)		—	—	—	—	42	—	3	114
PECO	25		—		—	—	—	19	—	7	51
BGE	22		—	—		—	—	27	—	3	52
PHI	—		—	—	—	—	—	3	—	10	13
Pepco	29		—	—	1	—	—	11	12	2	55
DPL	1		—	—	—		3	7	9	1	21
ACE	12		—	—	—	—		5	9	1	27
Other	9		1	—	—	—	1	—	—		11
Total	$167		$18	$—	$1	$1	$4	$181	$30	$70	$472
December 31, 2019

	Receivables from affiliates:
Payables to affiliates:	Generation		Comed	PECO	BGE	DPL	ACE	BSC	PHISCO	Other	Total
Generation			$27	$—	$—	$—	$—	$67	$—	$23	$117
ComEd	$78	(a)		—	—	—	—	54	—	8	140
PECO	27		—		—	—	—	25	—	3	55
BGE	28		—	—		—	—	34	—	4	66
PHI	—		—	—	—	—	—	4	—	10	14
Pepco	34		—	—	—	—	—	16	15	1	66
DPL	7		—	—	—		3	10	11	1	32
ACE	7		—	—	—	—		7	10	1	25
Other	9		1	1	1	—	1	—	—		13
Total	$190		$28	$1	$1	$—	$4	$217	$36	$51	$528
__________

(a)
At March 31, 2020 and December 31, 2019, Generation also had a contract liability with ComEd for $27 million and $37 million, respectively, that was included in Other liabilities on Generation’s Consolidated Balance Sheets. At March 31, 2020 and December 31, 2019, ComEd had a Current Payable to Generation of $42 million and $41 million, respectively, on its Consolidated Balance Sheets, which consisted of Generation’s Current Receivable from ComEd, partially offset by Generation’s contract liability with ComEd.

Borrowings from Exelon/PHI intercompany money pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing both Exelon and PHI operate an intercompany money pool. Generation, ComEd, PECO, and PHI Corporate participate in the Exelon money pool. Pepco, DPL and ACE participate in the PHI intercompany money pool.
Noncurrent Receivables from/Payables to affiliates

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Related Party Transactions

Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 9 — Asset Retirement Obligations of the Exelon 2019 Form 10-K for additional information.
The following table presents noncurrent receivables from affiliates at ComEd and PECO which are recorded as noncurrent payables to affiliates at Generation:

	March 31, 2020	December 31, 2019
ComEd	$2,040	$2,622
PECO	261	480
Other	1	1
Total:	$2,302	$3,103

Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	March 31, 2020			December 31, 2019
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

Long-term debt to affiliates
In connection with the debt obligations assumed by Exelon as part of the Constellation merger, Exelon and subsidiaries of Generation (former Constellation subsidiaries) assumed intercompany loan agreements that mirror the terms and amounts of the third-party debt obligations of Exelon, resulting in intercompany notes payable included in Long-term debt to affiliates in Generation’s Consolidated Balance Sheets and intercompany notes receivable at Exelon Corporate.
19. Subsequent Events (Exelon and Generation)
Sales of Customer Accounts Receivable
On April 8, 2020, NER, a bankruptcy remote, special purpose entity, which is wholly-owned by Generation, entered into a revolving accounts receivable financing arrangement with a number of financial institutions and a commercial paper conduit (the Purchasers) to sell certain customer accounts receivable (the Facility). The Facility, whose maximum capacity is $750 million, is scheduled to expire on April 7, 2021, unless renewed by the mutual consent of the parties in accordance with its terms. Under the Facility, NER may sell eligible short-term customer accounts receivable to the Purchasers in exchange for cash and subordinated interest. The transfers are reported as sales of receivables in Exelon’s and Generation’s consolidated financial statements. The subordinated interest in collections upon the receivables sold to the Purchasers is referred to as the deferred purchase price (DPP). Generation continues to service the receivables sold in exchange for a servicing fee.
On April 8, 2020, NER received approximately $500 million in cash purchase price in accordance with the initial sale of approximately $1.2 billion receivables to the Purchasers under the Facility.

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
Exelon has eleven reportable segments consisting of Generation’s five reportable segments (Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions), ComEd, PECO, BGE, Pepco, DPL and ACE. See Note 1 — Significant Accounting Policies and Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon's principal subsidiaries and reportable segments.
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
COVID-19. The Registrants are responding to the global outbreak (pandemic) of COVID-19 and have taken steps to mitigate the potential risks to the Registrants posed by its spread.  The Registrants provide a critical service to our customers which means that it is paramount that we keep our employees who operate our business safe and minimize unnecessary risk of exposure to the virus. The Registrants have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities, have implemented work from home policies where appropriate, and imposed travel limitations on our employees. In addition, the Registrants have updated our existing business continuity plans for our business units in the context of this pandemic.
The Registrants continue to implement strong physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers.
There were no changes in internal control over financial reporting during the first quarter of 2020 as of result of COVID-19 that materially affected, or are reasonably likely to materially affect, any of the Registrants’ internal control over financial reporting. See Item 4. Controls and Procedures for additional information.
Generation has temporarily suspended interruption of service for all retail residential customers for non-payment and temporarily ceased new late payment fees for all retail customers. The Utility Registrants have also temporarily suspended customer disconnections for non-payment and temporarily ceased new late fees for all customers and are restoring service to customers who were disconnected in the last twelve months upon request. There was no material increase in the Registrants’ Customer allowance for credit losses at March 31, 2020 as a result of such measures. However, the Registrants expect an increase in Customer allowance for credit losses for the year ending December 31, 2020. Generation estimates a reduction in Net income due to an increase in credit loss expense of $25 to $75 million for the nine months ending December 31, 2020. The Utility Registrants do not expect a reduction in Net income. Typically, they recover credit loss expense through rate required programs or distribution base rate cases. For those jurisdictions without an existing rate required program to recover credit loss expense, the Utility Registrants are pursuing orders with their respective commissions to recover incremental costs being incurred as a result of COVID-19.  In April of 2020, the MDPSC and the DCPSC issued orders authorizing the creation of regulatory assets to track incremental COVID-19 related costs, which will allow for assessment of recovery of those costs in future distribution base rate cases. PECO and DPL are pursuing similar orders with the PAPUC and the DPSC, respectively. ComEd and ACE have existing mechanisms for recovery of credit loss expense. The timing of the recovery offset of the increase in credit loss expense could extend beyond 2020, which could have a negative impact on Net income for the year ending December 31, 2020.
Unfavorable economic conditions due to COVID-19 could depress demand for electricity and natural gas in the future. There was no material impact to the Registrants’ Net income for the three months ended March 31, 2020. However, Generation estimates a reduction in Net income due to reduction in load of $75 to $225 million for the nine months ending December 31, 2020. Generation’s load forecast is highly dependent on many factors including, but not limited to, the duration of the shelter in place restrictions and the speed and strength of the economic recovery. The Utility Registrants estimate a reduction in Net income due to reduction in load of $20 to $40 million for the nine months ending December 31, 2020, assuming shelter in place restrictions begin to lift in the third quarter of 2020. The Utility Registrants load forecast is dependent on, but not limited to, the duration of the shelter in place restrictions and the speed and strength of the economic recovery. A 1% change in load would result in the following change in Net income for the nine months ended December 31, 2020:

	Generation’s Net Income	Utility Registrants’ Net Income
Commercial & Industrial Customers	$15	$6
Residential Customers	7	7
To offset part of the unfavorable impacts from increase in credit loss expense and reduction in load, the Registrants identified and are pursuing approximately $250 million in cost savings across Generation and the Utility Registrants.
The Registrants rely on the capital markets for publicly offered debt as well as the commercial paper markets to meet their financial commitments and short-term liquidity needs. As a result of the disruptions in the commercial paper markets in March of 2020, Generation borrowed $1.5 billion on its revolving credit facility to refinance commercial paper. Generation repaid the $1.5 billion borrowed on the revolving credit facility on April 3, 2020. Generation also entered into two short-term loan agreements in March of 2020 for an aggregate of $500 million. On April 8, 2020, Generation received approximately $500 million in cash after entering into an accounts receivable financing arrangement. On April 1, 2020, Exelon Corporate issued and sold $2 billion in aggregate principal amount of notes, the proceeds of which will be used to repay existing debt upon maturity and for general corporate purposes. On April 24, 2020, Exelon Corporate entered into a credit agreement establishing a $550 million 364-day revolving credit facility. This facility will be used by Exelon as an additional source of short-term liquidity over the next 12 months. Exelon Corporate and the Utility registrants continued to issue commercial paper in March of 2020, albeit at higher interest rates. See Liquidity and Capital Resources, Note 12 - Debt and Credit Agreements and Note 19 - Subsequent Events of the Combined Notes to Consolidated Financial Statements for additional information.
The Registrants assessed long-lived assets, goodwill, and investments for recoverability and there were no material impairment charges recorded in the first quarter of 2020. Certain assumptions are highly sensitive to changes. Changes in significant assumptions could potentially result in future impairments, which could be material.
This is a rapidly evolving situation that could lead to extended disruption of economic activity in our markets. The Registrants will continue to monitor developments affecting our workforce, our customers and our suppliers and we will take additional precautions that we determine are necessary in order to mitigate the impacts. The extent to which COVID-19 may impact the Registrants’ ability to operate their generating and transmission and distribution assets, the ability to access capital markets, and results of operations, including demand for electricity and natural gas, will depend on future developments, which are highly uncertain and cannot be predicted at this time. This includes new information that is emerging daily concerning the severity of COVID-19, the spread and proliferation of COVID-19 around the world, and third-party actions taken to contain its spread or treat it, among others.

Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net Income attributable to common shareholders by Registrant for the three months ended March 31, 2020 compared to the same period in 2019. For additional information regarding the financial results for the three months ended March 31, 2020 and 2019 see the discussions of Results of Operations by Registrant.

	Three Months Ended March 31,		Favorable (unfavorable) variance
	2020	2019
Exelon	$582	$907	$(325)
Generation	45	363	(318)
ComEd	168	157	11
PECO	140	168	(28)
BGE	181	160	21
PHI	108	117	(9)
Pepco	52	55	(3)
DPL	45	53	(8)
ACE	13	10	3
Other(a)	(60)	(58)	(2)
__________

(a)	Primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investing activities.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income attributable to common shareholders decreased by $325 million and diluted earnings per average common share decreased to $0.60 in 2020 from $0.93 in 2019 primarily due to:

•	Lower capacity revenue;

•	Lower realized energy prices;

•	Higher nuclear outage days;

•	Higher net unrealized and realized losses NDT funds; and

•	Unfavorable weather conditions at PECO, DPL Delaware and ACE.
The decreases were partially offset by:

•	Higher mark-to-market gains;

•	The approval of the New Jersey ZEC program in the second quarter of 2019;

•	An income tax settlement at Generation;

•	Regulatory rate increases at BGE, DPL, and ACE; and

•	Higher electric distribution earnings at ComEd primarily due to distribution formula rate timing, partially offset by lower allowed electric distribution ROE due to a decrease in treasury rates.
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
The following tables provide a reconciliation between net income attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three months ended March 31, 2020 compared to the same period in 2019.

	Three Months Ended March 31,
	2020		2019
(All amounts in millions after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$582	$0.60	$907	$0.93
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $32 and $12, respectively)	(94)	(0.10)	31	0.03
Unrealized (Gains) Losses Related to NDT Fund Investments (net of taxes of $405 and $161, respectively)(a)	485	0.50	(193)	(0.20)
Asset Impairments (net of taxes of $1)	2	—	4	—
Plant Retirements and Divestitures (net of taxes of $4 and $6, respectively)(b)	13	0.01	19	0.02
Cost Management Program (net of taxes of $3 and $3, respectively)(c)	9	0.01	11	0.01
Income Tax-Related Adjustments (entire amount represents tax expense)	(2)	—	—	—
Noncontrolling Interests (net of taxes of $30 and $13, respectively)(d)	(144)	(0.15)	67	0.07
Adjusted (non-GAAP) Operating Earnings	$851	$0.87	$846	$0.87
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all items except the unrealized gains and losses related to NDT fund investments, the marginal statutory income tax rates for 2020 and 2019 ranged from 26.0% to 29.0%. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized gains and losses related to NDT fund investments were 45.5% and 45.4% for the three months ended March 31, 2020 and 2019, respectively.

(a)
Reflects the impact of net unrealized gains and losses on Generation’s NDT fund investments for Non-Regulatory and Regulatory Agreement Units. The impacts of the Regulatory Agreement Units, including the associated income taxes, are contractually eliminated, resulting in no earnings impact.

(b)
In 2019, primarily reflects accelerated depreciation and amortization expenses associated with the early retirement of the TMI nuclear facility and a benefit associated with a remeasurement of the TMI ARO. In 2020, primarily reflects accelerated depreciation and amortization expenses associated with the early retirement of certain fossil sites.

(c)	Primarily represents reorganization costs related to cost management programs.

(d)
Represents elimination from Generation’s results of the noncontrolling interests related to certain exclusion items, primarily related to unrealized gains and losses on NDT fund investments for CENG units.

Significant 2020 Transactions and Developments
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
The following tables show the Utility Registrants’ completed and pending distribution base rate case proceedings in 2020. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on these and other regulatory proceedings.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois (Electric)	April 8, 2019	$(6)	$(17)	8.91%	December 4, 2019	January 1, 2020
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois (Electric)	April 16, 2020	$(11)	8.38%	Fourth quarter of 2020
Pepco - District of Columbia (Electric)	May 30, 2019 (amended April 8, 2020)	$147	10.3%	Fourth quarter of 2020
DPL - Maryland (Electric)	December 5, 2019 (amended April 23, 2020)	$17	10.3%	Third quarter of 2020
DPL - Delaware (Gas)	February 21, 2020 (amended March 17, 2020)	$9	10.3%	First quarter of 2021
DPL - Delaware (Electric)	March 6, 2020 (amended April 16, 2020)	$24	10.3%	First quarter of 2021
Sales of Customer Accounts Receivable
On April 8, 2020, NER, a bankruptcy remote, special purpose entity, which is wholly owned by Generation, entered into an accounts receivable financing facility with a number of financial institutions and a commercial paper conduit to sell certain customer accounts receivables. Generation received approximately $500 million of cash in accordance with the initial sale of approximately $1.2 billion receivables. See Note 19 — Subsequent Events of the Combined Notes to Consolidated Financial Statements for additional information.

Other Key Business Drivers and Management Strategies
The following discussion of other key business driver and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the Registrants' combined 2019 Form 10-K and Note 14 — Commitments and Contingencies to the Consolidated Financial Statements in this report for additional information on various environmental matters.
Hedging Strategy
Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. As of March 31, 2020, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 89%-92% and 70%-73% for 2020 and 2021, respectively. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk.
Generation procures natural gas through long-term and short-term contracts and spot-market purchases. Nuclear fuel assemblies are obtained predominantly through long-term uranium concentrate supply contracts, contracted conversion services, contracted enrichment services, or a combination thereof, and contracted fuel fabrication services. The supply markets for uranium concentrates and certain nuclear fuel services are subject to price fluctuations and availability restrictions. Approximately 60% of Generation’s uranium concentrate requirements from 2020 through 2024 are supplied by three suppliers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrate can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s results of operations, cash flows and financial positions.
See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements and Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information.
The Utility Registrants mitigate commodity price risk through regulatory mechanisms that allow them to recover procurement costs from retail customers.

Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. At March 31, 2020, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2019. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the Registrants' 2019 Form 10-K for further information.
Results of Operations by Registrant

Generation

Results of Operations — Generation
Generation’s Results of Operations includes discussion of RNF, which is a financial measure not defined under GAAP and may not be comparable to other companies' presentations or deemed more useful than the GAAP information provided elsewhere in this report. The CODMs for Exelon and Generation evaluate the performance of Generation's electric business activities and allocate resources based on RNF. Generation believes that RNF is a useful measure because it provides information that can be used to evaluate its operational performance.

	Three Months Ended March 31,		(Unfavorable) Favorable Variance
	2020	2019
Operating revenues	$4,733	$5,296	$(563)
Purchased power and fuel expense	2,704	3,205	501
Revenues net of purchased power and fuel expense	2,029	2,091	(62)
Other operating expenses
Operating and maintenance	1,263	1,218	(45)
Depreciation and amortization	304	405	101
Taxes other than income	129	135	6
Total other operating expenses	1,696	1,758	62
Operating income	333	333	—
Other income and (deductions)
Interest expense, net	(109)	(111)	2
Other, net	(771)	430	(1,201)
Total other income and (deductions)	(880)	319	(1,199)
(Loss) income before income taxes	(547)	652	(1,199)
Income taxes	(389)	224	613
Equity in losses of unconsolidated affiliates	(3)	(6)	3
Net (loss) income	(161)	422	(583)
Net (loss) income attributable to noncontrolling interests	(206)	59	(265)
Net income attributable to membership interest	$45	$363	$(318)
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income attributable to membership interest decreased by $318 million primarily due to:

•	Lower capacity revenue;

•	Lower realized energy prices;

•	Higher nuclear outage days; and

•	Higher net unrealized and realized losses on NDT funds;
The decreases were partially offset by:

•	Higher mark-to-market gains;

•	The approval of the New Jersey ZEC program in the second quarter of 2019; and

•	An income tax settlement.
Revenues Net of Purchased Power and Fuel Expense. The basis for Generation's reportable segments is the integrated management of its electricity business that is located in different geographic regions, and largely representative of the footprints of ISO/RTO and/or NERC regions, which utilize multiple supply sources to provide

Generation

electricity through various distribution channels (wholesale and retail). Generation's hedging strategies and risk metrics are also aligned with these same geographic regions. Generation's five reportable segments are Mid-Atlantic, Midwest, New York, ERCOT and Other Power Regions. See Note 4 - Segment Information of the Combined Notes to Consolidated Financial Statements for additional information on these reportable segments.
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
For the three months ended March 31, 2020 compared to 2019, RNF by region were as follows. See Note 4 - Segment Information of the Combined Notes to the Consolidated Financial Statements for additional information on Purchase power and fuel expense for Generation’s reportable segments.

	Three Months Ended March 31,		Variance	% Change
	2020	2019
Mid-Atlantic(a)	$567	$683	$(116)	(17.0)%
Midwest(b)	727	771	(44)	(5.7)%
New York	193	265	(72)	(27.2)%
ERCOT	80	74	6	8.1%
Other Power Regions	158	156	2	1.3%
Total electric revenues net of purchased power and fuel expense	1,725	1,949	(224)	(11.5)%
Mark-to-market gains (losses)	131	(28)	159	567.9%
Other	173	170	3	1.8%
Total revenue net of purchased power and fuel expense	$2,029	$2,091	$(62)	(3.0)%
_________

(a)	Includes results of transactions with PECO, BGE, Pepco, DPL and ACE.

(b)	Includes results of transactions with ComEd.

Generation

Generation’s supply sources by region are summarized below:

	Three Months Ended March 31,		Variance	% Change
Supply Source (GWhs)	2020	2019
Nuclear Generation(a)
Mid-Atlantic	12,784	15,080	(2,296)	(15.2)%
Midwest	23,598	23,733	(135)	(0.6)%
New York	6,173	6,902	(729)	(10.6)%
Total Nuclear Generation	42,555	45,715	(3,160)	(6.9)%
Fossil and Renewables
Mid-Atlantic	853	951	(98)	(10.3)%
Midwest	388	392	(4)	(1.0)%
New York	1	1	—	—%
ERCOT	3,012	3,078	(66)	(2.1)%
Other Power Regions	3,508	3,141	367	11.7%
Total Fossil and Renewables	7,762	7,563	199	2.6%
Purchased Power
Mid-Atlantic	5,943	2,566	3,377	131.6%
Midwest	288	288	—	—%
ERCOT	991	1,042	(51)	(4.9)%
Other Power Regions	12,167	12,569	(402)	(3.2)%
Total Purchased Power	19,389	16,465	2,924	17.8%
Total Supply/Sales by Region
Mid-Atlantic(b)	19,580	18,597	983	5.3%
Midwest(b)	24,274	24,413	(139)	(0.6)%
New York	6,174	6,903	(729)	(10.6)%
ERCOT	4,003	4,120	(117)	(2.8)%
Other Power Regions	15,675	15,710	(35)	(0.2)%
Total Supply/Sales by Region	69,706	69,743	(37)	(0.1)%
_________

(a)
Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG).

(b)	Includes affiliate sales to PECO, BGE, Pepco, DPL and ACE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region.

Generation

For the three months ended March 31, 2020 compared to 2019, changes in RNF by region were as follows:

		2020 vs. 2019
	Increase/ (Decrease)	Description
Mid-Atlantic	$(116)
• decreased capacity revenue
• decreased revenue due to permanent cease of generation operations at Three Mile Island in the third quarter of 2019
• lower realized energy prices, partially offset by
• increased ZEC revenues due to the approval of the NJ ZEC program in the second quarter of 2019

Midwest	(44)	• decreased capacity revenue • lower realized energy prices
New York	(72)	• lower realized energy prices • increased nuclear outage days
ERCOT	6	• higher portfolio optimization
Other Power Regions	2	• higher portfolio optimization, partially offset by • decreased capacity revenue
Mark-to-market(a)	159	• gains on economic hedging activities of $131 million in 2020 compared to losses of $28 million in 2019
Other	3	• no significant changes
Total	$(62)
_________

(a)	See Note 11 — Derivative Financial Instruments for additional information on mark-to-market gains (losses).
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

	Three Months Ended March 31,
	2020	2019
Nuclear fleet capacity factor	93.9%	97.1%
Refueling outage days	94	74
Non-refueling outage days	11	—

Generation

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31,
Increase (Decrease)
Plant retirements and divestitures(a)	$82
Nuclear refueling outage costs, including the co-owned Salem plants	42
Credit loss expense	3
Pension and non-pension postretirement benefits expense	(5)
Accretion expense	(10)
Corporate allocations	(11)
Labor, other benefits, contracting and materials(b)	(56)
Increase in operating and maintenance expense	$45
_________

(a)	Primarily reflects increase from prior year due to the benefit recorded in the first quarter of 2019 for the remeasurement of the TMI ARO.

(b)	Primarily reflects decreased costs related to the permanent cease of generation operations at TMI and lower labor costs resulting from previous cost management programs.
Depreciation and amortization expense for the three months ended March 31, 2020 compared to the same period in 2019 decreased primarily due to the permanent cease of generation operations at Three Mile Island in the third quarter of 2019.
Other, net for the three months ended March 31, 2020 compared to the same period in 2019 decreased due to activity associated with NDT funds as described in the table below:

	2020	2019
Net unrealized (losses) gains on NDT funds(a)	$(706)	$280
Net realized gains on sale of NDT funds(a)	55	29
Interest and dividend income on NDT funds(a)	27	25
Contractual elimination of income tax expense(b)	(176)	85
Other	29	11
Total other, net	$(771)	$430
_________

(a)	Unrealized gains (losses), realized gains and interest and dividend income on the NDT funds are associated with the Non-Regulatory Agreement units.

(b)	Contractual elimination of income tax expense is associated with the income taxes on the NDT funds of the Regulatory Agreement units.
Effective income tax rates were 71.1% and 34.3% for the three months ended March 31, 2020 and 2019, respectively. The change is primarily related to a one-time adjustment partially offset by renewable tax credits. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.
Net income attributable to noncontrolling interests for the three months ended March 31, 2020 compared to the same period in 2019 decreased primarily due to unrealized losses on NDT fund investments for CENG.

ComEd

Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
Operating revenues	$1,439	$1,408	$31
Operating expenses
Purchased power expense	486	485	(1)
Operating and maintenance	317	321	4
Depreciation and amortization	273	251	(22)
Taxes other than income	75	78	3
Total operating expenses	1,151	1,135	(16)
Gain on sales of assets	—	3	(3)
Operating income	288	276	12
Other income and (deductions)
Interest expense, net	(94)	(87)	(7)
Other, net	10	8	2
Total other income and (deductions)	(84)	(79)	(5)
Income before income taxes	204	197	7
Income taxes	36	40	4
Net income	$168	$157	$11
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income increased $11 million as compared to the same period in 2019, primarily due to higher electric distribution formula rate earnings (reflecting the impacts of higher rate base and distribution formula rate timing, partially offset by lower allowed electric distribution ROE due to a decrease in treasury rates).
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Electric distribution	$22
Transmission	(7)
Energy efficiency	12
27
Regulatory required programs	4
Total increase	$31
Revenue Decoupling. The demand for electricity is affected by weather conditions and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer or number of customers as a result of a change to the electric distribution formula rate pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the impact of higher rate base, higher fully recoverable costs and distribution

ComEd

formula rate timing, offset by lower allowed ROE due to a decrease in treasury rates. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue decreased for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the impact of decreased peak load partially offset by higher fully recoverable costs. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the increased regulatory asset amortization. See Depreciation and amortization expense discussions below and Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as recoveries under the credit loss expense tariff, environmental costs associated with MGP sites, and costs related to electricity, ZEC and REC procurement. The riders are designed to provide full and current cost recovery. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries but impact Operating revenues related to supplied electricity. Drivers of Operating revenues related to electricity, ZEC and REC procurement costs and participation in customer choice programs are fully offset by their impact on Purchased power and fuel expense. ComEd recovers electricity, ZEC and REC procurement costs from customers without mark-up.
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $1 million in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2020
(Decrease) Increase
Labor, other benefits, contracting and materials	$(10)
Storm-related costs	(7)
BSC costs	10
Pension and non-pension postretirement benefits expense	3
Other	1
(3)
Regulatory required programs(a)	(1)
Total decrease	$(4)
__________

(a)
ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism. During the three months ended March 31, 2020, ComEd recorded a net decrease in credit losses account due to the timing of regulatory cost recovery. An equal and offsetting amount has been recognized in Operating revenues for the period presented.

ComEd

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2020
Increase
Depreciation and amortization(a)	$13
Regulatory asset amortization(b)	9
Total increase	$22
_________

(a)	Reflects ongoing capital expenditures.

(b)	Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Effective income tax rate was 17.6% and 20.3% for the three months ended March 31, 2020 and 2019, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO

Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
Operating revenues	$813	$900	$(87)
Operating expenses
Purchased power and fuel expense	283	331	48
Operating and maintenance	217	225	8
Depreciation and amortization	86	81	(5)
Taxes other than income	39	41	2
Total operating expenses	625	678	53
Operating income	188	222	(34)
Other income and (deductions)
Interest expense, net	(36)	(33)	(3)
Other, net	3	4	(1)
Total other income and (deductions)	(33)	(29)	(4)
Income before income taxes	155	193	(38)
Income taxes	15	25	10
Net income	$140	$168	$(28)
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income decreased by $28 million primarily due to unfavorable weather conditions.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2020
	Increase (Decrease)
	Electric	Gas	Total
Weather	$(27)	$(21)	$(48)
Volume	(5)	(1)	(6)
Pricing	8	2	10
Transmission	2	—	2
	(22)	(20)	(42)
Regulatory required programs	5	(50)	(45)
Total decrease	$(17)	$(70)	$(87)
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2020 compared to the same period in 2019, Operating revenues related to weather decreased by the impact of unfavorable weather conditions in PECO's service territory.

PECO

Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three months ended March 31, 2020 compared to the same period in 2019 and normal weather consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended March 31,	2020	2019		From 2019	2020 vs. Normal
Heating Degree-Days	1,989	2,432	2,419	(18.2)%	(17.8)%
Cooling Degree-Days	—	2	1	(100.0)%	(100.0)%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended March 31, 2020 compared to the same period in 2019, decreased due to the impact of energy efficiency initiatives on customer usages for residential, commercial and industrial electric classes, partially offset by the impact of customer growth.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2020	2019
Residential	3,254	3,641	(10.6)%	(0.7)%
Small commercial & industrial	1,905	2,066	(7.8)%	(3.2)%
Large commercial & industrial	3,421	3,571	(4.2)%	(3.4)%
Public authorities & electric railroads	151	195	(22.6)%	(22.7)%
Total electric retail deliveries(a)	8,731	9,473	(7.8)%	(2.7)%

	As of March 31,
Number of Electric Customers	2020	2019
Residential	1,499,019	1,485,698
Small commercial & industrial	154,056	153,042
Large commercial & industrial	3,093	3,107
Public authorities & electric railroads	10,096	9,638
Total	1,666,264	1,651,485
_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2020	2019
Residential	17,282	21,218	(18.6)%	(0.9)%
Small commercial & industrial	8,809	10,644	(17.2)%	—%
Large commercial & industrial	9	19	(52.6)%	(6.3)%
Transportation	7,135	7,973	(10.5)%	(1.9)%
Total natural gas retail deliveries(a)	33,235	39,854	(16.6)%	(0.9)%

PECO

	As of March 31,
Number of Natural Gas Customers	2020	2019
Residential	489,063	483,560
Small commercial & industrial	44,509	44,274
Large commercial & industrial	5	1
Transportation	727	744
Total	534,304	528,579
_________

(a)
Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three months ended March 31, 2020 compared to the same period in 2019 increased primarily due to higher overall effective rates due to decreased usage across all major customer classes. Additionally, the increase represents revenue from higher natural gas distribution rates.
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three months ended March 31, 2020 compared to the same period in 2019 remained relatively consistent.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency, PGC, and the GSA. The riders are designed to provide full and current cost recovery as well as a return. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense and Income taxes. Customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries but impact Operating revenues related to supplied electricity and natural gas. Drivers of Operating revenues related to commodity and REC procurement costs and participation in customer choice programs are fully offset by their impact on Purchased power and fuel expense. PECO recovers electricity, natural gas and REC procurement costs from customers without mark-up.
See Note 4— Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The decrease of $48 million in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2020
(Decrease) Increase
Storm-related costs	$(8)
Labor, other benefits, contracting and materials	(5)
Pension and non-pension postretirement benefits expense	(1)
Credit loss expense	1
Other	5
Total decrease	$(8)

PECO

Depreciation and Amortization Expense for the three months ended March 31, 2020 compared to the same period in 2019 increased primarily due to ongoing capital expenditures.

Effective Income Tax Rates were 9.7% and 13.0% for the three months ended March 31, 2020 and 2019, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
Operating revenues	$937	$976	$(39)
Operating expenses
Purchased power and fuel expense	288	360	72
Operating and maintenance	188	192	4
Depreciation and amortization	143	136	(7)
Taxes other than income	69	68	(1)
Total operating expenses	688	756	68
Operating income	249	220	29
Other income and (deductions)
Interest expense, net	(32)	(29)	(3)
Other, net	5	5	—
Total other income and (deductions)	(27)	(24)	(3)
Income before income taxes	222	196	26
Income taxes	41	36	(5)
Net income	$181	$160	$21
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income increased by $21 million primarily due to higher natural gas and electric distribution rates that became effective December 2019.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2020
	Increase (Decrease)
	Electric	Gas	Total
Distribution	$9	$29	$38
Transmission	6	—	6
Other	3	(1)	2
	18	28	46
Regulatory required programs	(64)	(21)	(85)
Total (decrease) increase	$(46)	$7	$(39)
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

BGE

	As of March 31,
Number of Electric Customers	2020	2019
Residential	1,181,329	1,171,027
Small commercial & industrial	114,697	113,976
Large commercial & industrial	12,376	12,278
Public authorities & electric railroads	265	266
Total	1,308,667	1,297,547

	As of March 31,
Number of Natural Gas Customers	2020	2019
Residential	641,608	635,241
Small commercial & industrial	38,381	38,322
Large commercial & industrial	6,078	5,981
Total	686,067	679,544
Distribution Revenue increased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the impact of higher natural gas and electric distribution rates that became effective in December 2019. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. See Operating and maintenance expense below and Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Other revenue includes revenue related to mutual assistance, administrative charges, off-system sales, and late payment charges.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as conservation, demand response, STRIDE, and the POLR mechanism. The riders are designed to provide full and current cost recovery, as well as a return in certain instances. The costs of these programs are included in Purchase power and fuel expenses, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income. Customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries but impact Operating revenues related to supplied electricity and natural gas. Drivers of Operating revenues related to commodity procurement costs and participation in customer choice programs are fully offset by their impact on Purchase power and fuel expense. BGE recovers electricity, natural gas and procurement costs from customers with a slight mark-up.
See Note 4 — Segment Information of the Combined Notes to the Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The decrease of $72 million in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2020
(Decrease) Increase
Storm-related costs	$(6)
Credit loss expense	(1)
Labor, other benefits, contracting and materials	2
BSC costs	3
Other	(1)
(3)
Regulatory Required Programs	(1)
Total decrease	$(4)

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Depreciation and amortization(a)	$12
Regulatory required programs	(5)
Total increase	$7
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 18.5% and 18.4% for the three months ended March 31, 2020 and 2019, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
PHI	$108	$117	$(9)
Pepco	52	55	(3)
DPL	45	53	(8)
ACE	13	10	3
Other(a)	(2)	(1)	(1)
_________

(a)	Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities and other financing and investing activities.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net Income decreased by $9 million primarily due to an increase in various expenses and unfavorable weather conditions in DPL's Delaware and ACE's service territory, partially offset by higher electric and natural gas distribution rates, and higher transmission rates.

Pepco

Results of Operations — Pepco

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
Operating revenues	$544	$575	$(31)
Operating expenses
Purchased power expense	164	187	23
Operating and maintenance	111	118	7
Depreciation and amortization	95	94	(1)
Taxes other than income taxes	92	92	—
Total operating expenses	462	491	29
Operating income	82	84	(2)
Other income and (deductions)
Interest expense, net	(34)	(34)	—
Other, net	9	7	2
Total other income and (deductions)	(25)	(27)	2
Income before income taxes	57	57	—
Income taxes	5	2	(3)
Net income	$52	$55	$(3)
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income remained relatively consistent.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Volume	$2
Transmission	(2)
Other	(1)
(1)
Regulatory required programs	(30)
Total decrease	$(31)
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

Pepco

Volume, exclusive of the effects of weather, increased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the impact of residential customer growth.

	As of March 31,
Number of Electric Customers	2020	2019
Residential	820,283	809,845
Small commercial & industrial	54,304	54,295
Large commercial & industrial	22,248	22,030
Public authorities & electric railroads	169	153
Total	897,004	886,323
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenues remained relatively consistent for the three months ended March 31, 2020 compared to the same period in 2019.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, DC PLUG and SOS procurement and administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, but impact Operating revenues related to supplied electricity. Drivers of Operating revenues related to commodity and REC procurement costs and participation in customer choice programs are fully offset by their impact on Purchased power expense. Pepco recovers electricity and REC procurement costs from customers with a slight mark-up.
See Note 4 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The decrease of $23 million in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Labor, other benefits, contracting and materials	$6
Pension and non-pension postretirement benefits expense	(1)
Credit loss expense	(1)
Storm-related costs	(2)
BSC and PHISCO costs	(3)
Other	(6)
Total decrease	$(7)

Pepco

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Depreciation and amortization(a)	$5
Regulatory required programs	(4)
Total increase	$1
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were 8.8% and 3.5% for the three months ended March 31, 2020 and 2019, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
Operating revenues	$350	$380	$(30)
Operating expenses
Purchased power and fuel expense	141	164	23
Operating and maintenance	79	84	5
Depreciation and amortization	48	46	(2)
Taxes other than income taxes	16	14	(2)
Total operating expenses	284	308	24
Operating income	66	72	(6)
Other income and (deductions)
Interest expense, net	(16)	(15)	(1)
Other, net	2	3	(1)
Total other income and (deductions)	(14)	(12)	(2)
Income before income taxes	52	60	(8)
Income taxes	7	7	—
Net income	$45	$53	$(8)
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income decreased by $8 million primarily due to increase in various expenses and unfavorable weather conditions in DPL's Delaware service territory, partially offset by higher natural gas distribution rates and higher transmission rates that became effective in June 2019.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2020
	Increase (Decrease)
	Electric	Gas	Total
Weather	$(6)	$(7)	$(13)
Volume	1	—	1
Distribution	1	4	5
Transmission	3	—	3
Other	(1)	—	(1)
	(2)	(3)	(5)
Regulatory required programs	(21)	(4)	(25)
Total decrease	$(23)	$(7)	$(30)
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces

DPL

demand. During the three months ended March 31, 2020 compared to the same period in 2019, Operating revenues related to weather decreased due to the impact of unfavorable weather conditions in DPL's Delaware service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the three months ended March 31, 2020 compared to same period in 2019 and normal weather consisted of the following:

Delaware Electric Service Territory				% Change
Three Months Ended March 31,	2020	2019	Normal	2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	2,003	2,522	2,513	(20.6)%	(20.3)%

Delaware Natural Gas Service Territory				% Change
Three Months Ended March 31,	2020	2019	Normal	2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	2,003	2,522	2,498	(20.6)%	(19.8)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three months ended March 31, 2020 compared to the same period in 2019.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2020	2019
Residential	743	851	(12.7)%	(1.0)%
Small commercial & industrial	296	321	(7.8)%	(2.2)%
Large commercial & industrial	823	810	1.6%	3.1%
Public authorities & electric railroads	8	8	—%	1.8%
Total electric retail deliveries(a)	1,870	1,990	(6.0)%	0.5%

	As of March 31,
Number of Total Electric Customers (Maryland and Delaware)	2020	2019
Residential	469,082	464,638
Small commercial & industrial	61,769	61,391
Large commercial & industrial	1,414	1,400
Public authorities & electric railroads	612	620
Total	532,877	528,049
_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2020	2019
Residential	3,647	4,607	(20.8)%	(0.7)%
Small commercial & industrial	1,671	2,020	(17.3)%	2.5%
Large commercial & industrial	452	523	(13.6)%	(13.6)%
Transportation	2,108	2,218	(5.0)%	4.1%
Total natural gas deliveries(a)	7,878	9,368	(15.9)%	0.4%

DPL

	As of March 31,
Number of Delaware Natural Gas Customers	2020	2019
Residential	126,209	124,575
Small commercial & industrial	10,004	10,023
Large commercial & industrial	17	18
Transportation	159	157
Total	136,389	134,773
__________

(a)
Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher natural gas distribution rates due to the Gas Distribution System Improvement Charge (DSIC) fully implemented in Q1 2020.
Transmission Revenues. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar years. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 due to rate increases that became effective in June 2019 and an increase in the highest daily peak load.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, DE Renewable Portfolio Standards, SOS procurement and administrative costs and GCR costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, but impact Operating revenues related to supplied electricity. Drivers of Operating revenues related to commodity and REC procurement costs and participation in customer choice programs are fully offset by their impact on Purchased power expense. DPL recovers electricity and REC procurement costs from customers with a slight mark-up and natural gas costs from customers without mark-up.
See Note 4 - Segment Information for the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The decrease of $23 million in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

DPL

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Labor, other benefits, contracting and materials	$1
Pension and non-pension postretirement benefits expense	(1)
Credit loss expense	(1)
BSC and PHISCO costs	(2)
Other	(2)
Total decrease	$(5)
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Depreciation and amortization(a)	$3
Regulatory required programs	(1)
Total increase	$2
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 13.5% and 11.7% for the three months ended March 31, 2020 and 2019, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
Operating revenues	$276	$273	$3
Operating expenses
Purchased power expense	128	139	11
Operating and maintenance	78	81	3
Depreciation and amortization	43	31	(12)
Taxes other than income taxes	2	1	(1)
Total operating expenses	251	252	1
Gain on sales of assets	2	—	2
Operating income	27	21	6
Other income and (deductions)
Interest expense, net	(15)	(14)	(1)
Other, net	2	3	(1)
Total other income and (deductions)	(13)	(11)	(2)
Income before income taxes	14	10	4
Income taxes	1	—	(1)
Net income	$13	$10	$3
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income increased by $3 million with the same period in 2019 due to higher electric distribution rates that became effective in April 2019, transmission rate increases that became effective in June 2019, partially offset by increased depreciation and amortization due to ongoing capital expenditures, and unfavorable weather conditions in ACE's service territory.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2020
(Decrease) Increase
Weather	$(4)
Volume	(3)
Distribution	15
Transmission	6
14
Regulatory required programs	(11)
Total increase	$3
Weather. The demand for electricity is affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. There was a decrease related to weather for the three months ended March 31, 2020 compared to same period in 2019 due to the impact of unfavorable weather conditions in ACE's service territory.

ACE

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. There were no cooling degree days in ACE's service territory for the three months ended March 31, 2020 or during the same period in 2019. The changes in heating degree days in ACE’s service territory for the three months ended March 31, 2020 compared to same period in 2019 consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended March 31,	2020	2019		2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	1,948	2,506	2,492	(22.3)%	(21.8)%
Volume, exclusive of the effects of weather, decreased for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to lower average residential usage.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2020	2019
Residential	810	908	(10.8)%	(3.2)%
Small commercial & industrial	294	310	(5.2)%	(0.1)%
Large commercial & industrial	735	791	(7.1)%	(5.5)%
Public authorities & electric railroads	13	13	—%	(3.9)%
Total electric retail deliveries(a)	1,852	2,022	(8.4)%	(3.6)%

	As of March 31,
Number of Electric Customers	2020	2019
Residential	495,444	491,935
Small commercial & industrial	61,470	61,377
Large commercial & industrial	3,355	3,494
Public authorities & electric railroads	684	661
Total	560,953	557,467
_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher electric distribution rates that became effective in April 2019.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to rate increases that became effective in June 2019 and an increase in the highest daily peak load.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, Societal Benefits Charge, Transition Bonds and BGS procurement and administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, but impact Operating revenues related to supplied electricity. Drivers of Operating revenues related to commodity, REC and ZEC procurement costs and participation in customer

ACE

choice programs are fully offset by their impact on Purchased power expense. ACE recovers electricity, REC and ZEC procurement costs from customers without mark-up.
See Note 4 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $11 million in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Labor, other benefits, contracting and materials	$3
Credit loss expense(a)	(1)
Storm-related costs	(1)
BSC and PHISCO costs	(1)
Other	(4)
(4)
Regulatory required programs	1
Total decrease	$(3)
_________

(a)
ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism. An equal and offsetting amount has been recognized in Operating revenues.

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2020
Increase (Decrease)
Depreciation and amortization(a)	$9
Regulatory asset amortization	1
Regulatory required programs	2
Total increase	$12
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.

Gain on sale of assets for the three months ended March 31, 2020 compared to the same period in 2019 increased due to the sale of land in February 2020.
Effective income tax rates were 7.1% and 0.0% for the three months ended March 31, 2020 and 2019, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each of the Registrants annually evaluates its financing plan, dividend practices and credit line sizing, focusing on maintaining its investment grade ratings while meeting its cash needs to fund capital requirements, retire debt, pay dividends, fund pension and OPEB obligations and invest in new and existing ventures. A broad spectrum of financing alternatives beyond the core financing options can be used to meet its needs and fund growth including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., joint ventures, minority partners, etc.). Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, the Registrants have access to credit facilities with aggregate bank commitments of $10.6 billion. As a result of disruptions in the commercial paper markets due to COVID-19 in March of 2020, Generation borrowed $1.5 billion on its revolving credit facility to refinance commercial paper. Generation repaid the $1.5 billion borrowed on the revolving credit facility on April 3, 2020 using funds from short-term loans issued in March 2020, cash proceeds from the sale of certain customer accounts receivable, and borrowings from the Exelon intercompany money pool. See Note 19 - Subsequent Events of the Combined Notes to Consolidated Financial Statements for additional information on the sale of customer accounts receivable. Exelon Corporate and the Utility Registrants continued to issue commercial paper in March, albeit at higher interest rates. See Executive Overview for additional information on COVID-19. The Registrants continue to utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for additional information. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.
The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and other postretirement benefit obligations and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, the Utility Registrants operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt and credit agreements.
Despite disruptions in the financial markets due to COVID-19, the Registrants have been able to fund their liquidity needs to date. As of December 31, 2019, Exelon had approximately $4.0 billion of long-term debt that matures in 2020, excluding project financings and floating rate long-term debt. Of this, as of April 1, 2020, Exelon has redeemed or refinanced approximately $2.6 billion that is maturing in 2020. Of the remaining amount of $1.4 billion on Exelon’s and Generation’s Consolidated Balance Sheet, approximately $0.2 billion matures on June 1, 2020 and the remainder primarily matures in the fourth quarter of 2020. Exelon and Generation have a number of sources of liquidity available to them, which can be used to repay the long-term debt maturing in 2020. However, COVID-19 could negatively affect the Registrants’ ability to access capital markets and the Registrants cannot predict the impacts of COVID-19 on the financial markets.
NRC Minimum Funding Requirements (Exelon and Generation)
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that sufficient funds will be available in certain minimum amounts to decommission the facility. These NRC minimum funding levels are based upon the assumption that decommissioning activities will commence after the end of the current licensed life of each unit. If a unit fails the NRC minimum funding test, then the plant’s owners or parent companies would be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional cash contributions to the NDT fund to ensure sufficient funds are available. See Note 7 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional information.

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
As of March 31, 2020, Exelon would not be required to post a parental guarantee for TMI Unit 1 under the SAFSTOR scenario which is the planned decommissioning option as described in the TMI Unit 1 PSDAR filed by Generation with the NRC on April 5, 2019. On October 16, 2019, the NRC granted Generation's exemption request to use the TMI Unit 1 NDT funds for spent fuel management costs. An additional exemption request would be required to allow the funds to be spent on site restoration costs, which are not expected to be incurred in the near term.
Project Financing (Exelon and Generation)
Project financing is used to help mitigate risk of specific generating assets. Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by the specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default. If a specific project financing entity does not maintain compliance with its specific debt financing covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment was not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to satisfy its associated debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. Additionally, project finance has credit facilities. See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on nonrecourse debt. Refer to Note 16 — Debt and Credit Agreements of the Exelon 2019 Form 10-K for additional information on credit facilities.
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
See Notes 3 — Regulatory Matters and 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements of the Exelon 2019 Form 10-K for additional information of regulatory and legal proceedings and proposed legislation.
The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2020 and 2019 by Registrant:

Increase (Decrease) in cash flows from operating activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income	$(590)	$(583)	$11	$(28)	$21	$(9)	$(3)	$(8)	$3
Adjustments to reconcile net income to cash:
Non-cash operating activities	429	530	(10)	8	(23)	(18)	(13)	(8)	10
Pension and non-pension postretirement benefit contributions	(203)	(91)	(76)	9	(24)	(21)	—	—	(2)
Income taxes	(197)	(204)	(12)	(6)	(1)	11	2	2	3
Changes in working capital and other noncurrent assets and liabilities	561	365	54	85	53	40	43	20	(18)
Option premiums received, net	(44)	(44)	—	—	—	—	—	—	—
Collateral posted, net	80	65	16	—	1	—	—	—	—
Increase (Decrease) in cash flows from operating activities	$36	$38	$(17)	$68	$27	$3	$29	$6	$(4)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2020 and 2019 were as follows:

•
See Note 17 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statement of Cash Flows for additional information on non-cash operating activity.

•	See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statement of Cash Flows for additional information on income taxes.

•
Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differ depending on whether the transactions are on an exchange or in the OTC markets.

Cash Flows from Investing Activities (All Registrants)
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2020 and 2019 by Registrant:

(Decrease) Increase in cash flows from investing activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(143)	$(47)	$(3)	$(37)	$(25)	$(18)	$(36)	$(17)	$27
Proceeds from NDT fund sales, net	(98)	(98)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(8)	(8)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	(254)	—	(22)	—	—	(114)	—	—
Other investing activities	(40)	(31)	(6)	(1)	(7)	—	(5)	(4)	6
(Decrease) Increase in cash flows from investing activities	$(289)	$(438)	$(9)	$(60)	$(32)	$(18)	$(155)	$(21)	$33
Significant investing cash flow impacts for the Registrants for three months ended March 31, 2020 and 2019 were as follows:

•	Variances in capital expenditures are primarily due to the timing of cash expenditures for capital projects. Refer below for additional information on projected capital expenditure spending.

•	Changes in intercompany money pool are driven by short-term borrowing needs. Refer to more information regarding the intercompany money pool below.

Capital Expenditure Spending
As of March 31, 2020, the most recent estimates of capital expenditures for plant additions and improvements for 2020 are as follows:

(in millions)	Transmission	Distribution	Gas	Total
Exelon	N/A	N/A	N/A	$8,050
Generation	N/A	N/A	N/A	1,600
ComEd	450	1,875	N/A	2,325
PECO	150	700	275	1,125
BGE	275	550	450	1,275
PHI	425	1,100	100	1,625
Pepco	150	650	N/A	800
DPL	125	225	100	450
ACE	150	225	N/A	375
Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash Flows from Financing Activities (All Registrants)
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2020 and 2019 by Registrant:

Increase (Decrease) in cash flows from financing activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$69	$775	$(452)	$—	$(5)	$(247)	$(147)	$(7)	$(93)
Long-term debt, net	1,570	519	900	—	—	149	150	—	(1)
Changes in intercompany money pool	—	100	—	—	—	7	—	37	77
Dividends paid on common stock	(21)	—	2	5	(6)	—	(4)	(11)	(11)
Distributions to member	—	(243)	—	—	—	(6)	—	—	—
Contributions from parent/member	—	—	62	86	—	125	123	6	(4)
Other financing activities	(28)	(2)	(4)	—	—	(1)	(1)	—	—
Increase (Decrease) in cash flows from financing activities	$1,590	$1,149	$508	$91	$(11)	$27	$121	$25	$(32)
Significant financing cash flow impacts for the Registrants for the three months ended March 31, 2020 and 2019 were as follows:

•
Changes in short-term borrowings, net, is driven by repayments on and issuances of notes due in less than 365 days. Refer to 12 — Debt and Credit Agreements of the Consolidated Financial Statements for additional information on short-term borrowings.

•
Long-term debt, net, varies due to debt issuances and redemptions each year. Refer to 12 — Debt and Credit Agreements of the Consolidated Financial Statements for additional information on debt issuances. Refer to debt redemptions tables below for more information.

•	Changes in intercompany money pool are driven by short-term borrowing needs. Refer to more information regarding the intercompany money pool below.

•
Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements

of the Exelon 2019 Form 10-K for additional information on dividend restrictions. See below for quarterly dividends declared.

•
For the three months ended March 31, 2020, other financing activities primarily consist of debt issuance costs. See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances.

Debt
See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the three months ended March 31, 2020, the following long-term debt was retired and/or redeemed:

Company(a)	Type	Interest Rate	Maturity	Amount
Generation	Senior Notes	2.95%	January 15, 2020	$1,000
Generation	Continental Wind Nonrecourse Debt(b)	6.00%	February 28, 2033	18
Generation	Antelope Valley DOE Nonrecourse Debt(b)(c)	2.29% - 3.56%	January 5, 2037	5
Generation	Renewable Power Generation Nonrecourse Debt(b)	4.11%	March 31, 2035	3
ACE	Transition Bonds	5.55%	October 20, 2023	5
_________

(a)	On April 1, 2020, Generation repurchased $188 million of tax-exempt bonds.

(b)	See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of nonrecourse debt.

(c)
Antelope Valley’s nonrecourse debt of approximately $479 million was reclassified as current in Exelon’s and Generation’s Consolidated Balance Sheets in the first quarter of 2019 and continues to be classified as current as of March 31, 2020 as a result of the PG&E bankruptcy filing on January 29, 2019. See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.

Dividends
Quarterly dividends declared by the Exelon Board of Directors during the three months ended March 31, 2020 and for the second quarter of 2020 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2020	January 28, 2020	February 20, 2020	March 10, 2020	$0.3825
Second Quarter 2020	April 28, 2020	May 15, 2020	June 10, 2020	$0.3825
_________

(a)	Exelon's Board of Directors approved an updated dividend policy providing an increase of 5% each year for the period covering 2018 through 2020.
Credit Matters (All Registrants)
The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $10.6 billion in aggregate total commitments of which $5.7 billion was available to support additional commercial paper as of March 31, 2020, and of which no financial institution has more than 7% of the aggregate commitments for the Registrants. In March of 2020, Generation borrowed $1.5 billion on its revolving credit facility to refinance commercial paper, which was repaid on April 3, 2020. The $1.5 billion borrowing reduced the available amount under the credit facilities as of March 31, 2020. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the first quarter of 2020 to fund their short-term liquidity needs. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. Despite disruptions in the financial markets due to COVID-19, the Registrants have been able to fund their liquidity needs to date. See PART I. ITEM

1A. RISK FACTORS of the Exelon 2019 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of March 31, 2020, it would have been required to provide incremental collateral of $1.5 billion to meet collateral obligations for derivatives, non-derivatives, normal purchases and normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within the $2.4 billion of available credit capacity of its revolver.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at March 31, 2020 and available credit facility capacity prior to any incremental collateral at March 31, 2020:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$12	$—	$998
PECO	—	33	600
BGE	11	34	459
Pepco	11	—	300
DPL	4	12	246
ACE	—	—	246
_________

(a)	Represents incremental collateral related to natural gas procurement contracts.
Exelon Credit Facilities
Exelon Corporate, ComEd and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. Generation and PECO meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the Exelon intercompany money pool. Pepco, DPL, and ACE meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the PHI intercompany money pool. PHI Corporate meets its short-term liquidity requirements primarily through the issuance of short-term notes and the Exelon intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ short-term borrowing activity. See Note 16 — Debt and Credit Agreements of the Exelon 2019 Form 10-K for additional information on the Registrants’ credit facilities.
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
As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.

The Registrants’ credit ratings did not change in the first quarter of 2020.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2020, are presented in the following table:

Exelon Intercompany Money Pool	During the Three Months Ended March 31, 2020		As of March 31, 2020
Contributed (Borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$452	$—	$19
Generation	254	(298)	254
PECO	292	—	90
BSC	25	(563)	(404)
PHI Corporate	—	(22)	(19)
PCI	60	—	60

PHI Intercompany Money Pool	During the Three Months Ended March 31, 2020		As of March 31, 2020
Contributed (Borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$166	$—	$114
DPL	—	(95)	(37)
ACE	—	(84)	(77)
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
Regulatory Authorizations
ComEd, PECO, BGE, Pepco, DPL and ACE are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of March 31, 2020
	Short-term Financing Authority(a)			Remaining Long-term Financing Authority(a)
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2021	$2,500	ICC	February 1, 2023	$893
PECO	FERC	December 31, 2021	1,500	PAPUC	December 31, 2021	1,575
BGE(b)	FERC	December 31, 2021	700	MDPSC	N/A	—
Pepco	FERC	December 31, 2021	500	MDPSC / DCPSC	December 31, 2022	1,050
DPL	FERC	December 31, 2021	500	MDPSC / DPSC	December 31, 2022	475
ACE	NJBPU	December 31, 2021	350	NJBPU	December 31, 2020	200
_________

(a)	Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.

(b)	On April 23, 2020, BGE received approval from the MDPSC for $1.5 billion long-term financing authority.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. See Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in the Exelon 2019 Form 10-K.
Generation, ComEd, PECO, BGE, Pepco, DPL and ACE have obligations related to contracts for the purchase of power and fuel supplies, and ComEd and PECO have obligations related to their financing trusts. The power and fuel purchase contracts and the financing trusts have been considered for consolidation in the Registrants’ respective financial statements pursuant to the authoritative guidance for VIEs. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements in the Exelon 2019 Form 10-K for additional information.
For an in-depth discussion of the Registrants' contractual obligations and off-balance sheet arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangements” in the Exelon 2019 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief executive officer and includes the chief risk officer, chief strategy officer, chief executive officer of Exelon Utilities, chief commercial officer, chief financial officer and chief executive officer of Constellation. The RMC reports to the Finance and Risk Committee of the Exelon Board of Directors on the scope of the risk management activities. The following discussion serves as an update to ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of Exelon’s 2019 Annual Report on Form 10-K incorporated herein by reference.
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
Generation
Electricity available from Generation’s owned or contracted generation supply in excess of Generation’s obligations to customers, including portions of the Utility Registrants' retail load, is sold into the wholesale markets. To reduce commodity price risk caused by market fluctuations, Generation enters into non-derivative contracts as well as derivative contracts, including swaps, futures, forwards and options, with approved counterparties to hedge anticipated exposures. Generation uses derivative instruments as economic hedges to mitigate exposure to fluctuations in commodity prices. Generation expects the settlement of the majority of its economic hedges will occur during 2020 through 2022.
As of March 31, 2020, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 89%-92% and 70%-73% for 2020 and 2021, respectively. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire economic hedge portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on March 31, 2020 market conditions and hedged position would be a decrease in pre-tax net income of approximately $55 million and $239 million, respectively, for 2020 and 2021. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Fuel Procurement
Approximately 60% of Generation’s uranium concentrate requirements from 2020 through 2024 are supplied by three suppliers. In the event of non-performance by these or other suppliers, Generation believes that replacement uranium concentrates can be obtained, although at prices that may be unfavorable when compared to the prices under the current supply agreements. Non-performance by these counterparties could have a material adverse impact on Exelon’s and Generation’s financial statements.
Utility Registrants
There have been no significant changes or additions to the Utility Registrants exposures to commodity price risk that were described in ITEM 1A. RISK FACTORS of Exelon’s 2019 Annual Report on Form 10-K. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding commodity price risk exposure.
Trading and Non-Trading Marketing Activities
The following table detailing Exelon’s, Generation’s and ComEd’s trading and non-trading marketing activities are included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s and ComEd’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2019 to March 31, 2020. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2020 and December 31, 2019.

	Exelon	Generation	ComEd
Total mark-to-market energy contract net assets (liabilities) at December 31, 2019(a)	$567	$868	$(301)
Total change in fair value during 2020 of contracts recorded in results of operations	(117)	(117)	—
Reclassification to realized at settlement of contracts recorded in results of operations	242	242	—
Changes in fair value — recorded through regulatory assets(b)	(13)	—	(13)
Changes in allocated collateral	(40)	(40)	—
Net option premium paid	38	38	—
Option premium amortization	(6)	(6)	—
Upfront payments and amortizations(c)	(65)	(65)	—
Total mark-to-market energy contract net assets (liabilities) at March 31, 2020(a)	$606	$920	$(314)
_________

(a)	Amounts are shown net of collateral paid to and received from counterparties.

(b)
For ComEd, the changes in fair value are recorded as a change in regulatory assets. As of March 31, 2020, ComEd recorded a regulatory asset of $314 million related to its mark-to-market derivative liabilities with unaffiliated suppliers. For the three months ended March 31, 2020, ComEd recorded $23 million of decreases in fair value and an increase for realized losses due to settlements of $10 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

(c)	Includes derivative contracts acquired or sold by Generation through upfront payments or receipts of cash, excluding option premiums, and the associated amortizations
Fair Values
The following tables present maturity and source of fair value for Exelon, Generation and ComEd mark-to-market commodity contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities), net of allocated collateral. Second, the tables show the maturity, by year, of the Registrants’ commodity contract net assets (liabilities), net of allocated collateral, giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 13 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

Exelon

	Maturities Within						Total Fair Value
	2020	2021	2022	2023	2024	2025 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(106)	$(35)	$(23)	$5	$9	$—	$(150)
Prices provided by external sources (Level 2)	127	38	33	10	—	—	208
Prices based on model or other valuation methods (Level 3)(c)	315	279	93	(1)	(18)	(120)	548
Total	$336	$282	$103	$14	$(9)	$(120)	$606
_________

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $889 million at March 31, 2020.

(c)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Generation

	Maturities Within						Total Fair Value
	2020	2021	2022	2023	2024	2025 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(106)	$(35)	$(23)	$5	$9	$—	$(150)
Prices provided by external sources (Level 2)	127	38	33	10	—	—	208
Prices based on model or other valuation methods (Level 3)	342	309	123	28	11	49	862
Total	$363	$312	$133	$43	$20	$49	$920
_________

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $889 million at March 31, 2020.
ComEd

	Maturities Within						Total Fair Value
	2020	2021	2022	2023	2024	2025 and Beyond
Commodity derivative contracts(a):
Prices based on model or other valuation methods (Level 3)(a)	$(27)	$(30)	$(30)	$(29)	$(29)	$(169)	$(314)
_________

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Credit Risk (All Registrants)
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that execute derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for detailed discussion of credit risk.
Generation
The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchases and normal sales agreements, and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2020. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs and commodity exchanges, which are discussed below.

Rating as of March 31, 2020	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$915	$22	$893	$—	$—
Non-investment grade	60	49	11
No external ratings
Internally rated — investment grade	228	1	227
Internally rated — non-investment grade	157	22	135
Total	$1,360	$94	$1,266	$—	$—

	Maturity of Credit Risk Exposure
Rating as of March 31, 2020	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$830	$68	$17	$915
Non-investment grade	58	2	—	60
No external ratings
Internally rated — investment grade	163	35	30	228
Internally rated — non-investment grade	148	4	5	157
Total	$1,199	$109	$52	$1,360

Net Credit Exposure by Type of Counterparty	As of March 31, 2020
Financial institutions	$18
Investor-owned utilities, marketers, power producers	983
Energy cooperatives and municipalities	224
Other	41
Total	$1,266
_________

(a)	As of March 31, 2020, credit collateral held from counterparties where Generation had credit exposure included $29 million of cash and $65 million of letters of credit.
The Utility Registrants
There have been no significant changes or additions to the Utility Registrants exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2019 Annual Report on Form 10-K.

See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding credit exposure to suppliers.
Credit-Risk-Related Contingent Features (All Registrants)
Generation
As part of the normal course of business, Generation routinely enters into physical or financial contracts for the sale and purchase of electricity, natural gas and other commodities. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding collateral requirements. See Note 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the letters of credit supporting the cash collateral.
Generation transacts output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s financial statements. As market prices rise above or fall below contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. To post collateral, Generation depends on access to bank credit facilities, which serve as liquidity sources to fund collateral requirements. See Note 16 — Debt and Credit Agreements of Exelon’s 2019 Annual Report on Form 10-K for additional information.
Utility Registrants
As of March 31, 2020, the Utility Registrants were not required to post collateral under their energy and/or natural gas procurement contracts. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon and Generation may also utilize interest rate swaps to manage their interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $1 million decrease in Exelon pre-tax income for the three months ended March 31, 2020. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Equity Price Risk (Exelon and Generation)
Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of March 31, 2020, Generation’s NDT funds are reflected at fair value in its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $514 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices.

Item 4.    Controls and Procedures
During the first quarter of 2020, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2020, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting, including no changes resulting from COVID-19. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview for additional information on COVID-19.
PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of Exelon’s 2019 Form 10-K and (b) Notes 2 — Regulatory Matters and 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
Item 1A.    Risk Factors
Risks Related to Exelon
At March 31, 2020, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2019 Form 10-K in ITEM 1A. RISK FACTORS, except for the following risk factor, which was added.
Our Results Could be Negatively Affected by the Impacts of COVID-19 (All Registrants).

The Registrants are monitoring the global outbreak of COVID-19 and have taken steps to mitigate the potential risks posed by its spread. This is a rapidly evolving situation that could lead to extended disruption of economic activity in the Registrants’ respective markets. COVID-19 could negatively affect the Registrants’ ability to operate their respective generating and transmission and distribution assets, their ability to access capital markets, and results of operations. The Registrants cannot predict the extent of the impacts of COVID-19, which will depend on future developments and which are highly uncertain at this time. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview for additional information on COVID-19.

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
4.1
Supplemental Indenture dated as of February 10, 2020 from ComEd to BNY Mellon Trust Company of Illinois, as trustee, and D. G. Donovan, as co-trustee (File No 1-1839, Form 8-K dated February 25, 2020, Exhibit 4.1).

4.2	Supplemental Indenture, dated as of February 12, 2020, with respect to the Mortgage and Deed of Trust, dated July 1, 1936 (File No 1-01072, Form 8-K dated February 25, 2020, Exhibit 4.2).

4.3
Fourth Supplemental Indenture, dated as of April 1, 2020, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (File No. 1-16169, Form 8-K dated April 1, 2020, Exhibit 4.2).

4.4*	One Hundred and Twenty-Fourth Supplemental Indenture, dated January 1, 2020, between Delmarva Power & Light Company and the Bank of New York Mellon, as trustee.

10.1	Exelon Corporation 2020 Long-Term Incentive Plan (File No. 1-16169, Exelon Proxy Statement dated March 18, 2020, Appendix A).

10.2
Receivables Purchase Agreement, dated as of April 8, 2020, among Constellation NewEnergy, Inc. as servicer, and NewEnergy Receivables LLC, as seller, MUFG Bank, LTD., as Agent, the Conduits party thereto, the Financial Institutions party thereto and the Purchaser Agents party thereto (File No. 85496, Form 8-K dated April 9, 2020, Exhibit 10.1).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed by the following officers for the following companies:

31-1	— Filed by Christopher M. Crane for Exelon Corporation

31-2	— Filed by Joseph Nigro for Exelon Corporation

31-3	— Filed by Kenneth W. Cornew for Exelon Generation Company, LLC

31-4	— Filed by Bryan P. Wright for Exelon Generation Company, LLC

31-5	— Filed by Joseph Dominguez for Commonwealth Edison Company

31-6	— Filed by Jeanne M. Jones for Commonwealth Edison Company

31-7	— Filed by Michael A. Innocenzo for PECO Energy Company

31-8	— Filed by Robert J. Stefani for PECO Energy Company

31-9	— Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

31-10	— Filed by David M. Vahos for Baltimore Gas and Electric Company

31-11	— Filed by David M. Velazquez for Pepco Holdings LLC

31-12	— Filed by Phillip S. Barnett for Pepco Holdings LLC

31-13	— Filed by David M. Velazquez for Potomac Electric Power Company

31-14	— Filed by Phillip S. Barnett for Potomac Electric Power Company

31-15	— Filed by David M. Velazquez for Delmarva Power & Light Company

31-16	— Filed by Phillip S. Barnett for Delmarva Power & Light Company

31-17	— Filed by David M. Velazquez for Atlantic City Electric Company

31-18	— Filed by Phillip S. Barnett for Atlantic City Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed by the following officers for the following companies:

32-1	— Filed by Christopher M. Crane for Exelon Corporation

32-2	— Filed by Joseph Nigro for Exelon Corporation

32-3	— Filed by Kenneth W. Cornew for Exelon Generation Company, LLC

32-4	— Filed by Bryan P. Wright for Exelon Generation Company, LLC

32-5	— Filed by Joseph Dominguez for Commonwealth Edison Company

32-6	— Filed by Jeanne M. Jones for Commonwealth Edison Company

32-7	— Filed by Michael A. Innocenzo for PECO Energy Company

32-8	— Filed by Robert J. Stefani for PECO Energy Company

32-9	— Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-10	— Filed by David M. Vahos for Baltimore Gas and Electric Company

32-11	— Filed by David M. Velazquez for Pepco Holdings LLC

32-12	— Filed by Phillip S. Barnett for Pepco Holdings LLC

32-13	— Filed by David M. Velazquez for Potomac Electric Power Company

32-14	— Filed by Phillip S. Barnett for Potomac Electric Power Company

32-15	— Filed by David M. Velazquez for Delmarva Power & Light Company

32-16	— Filed by Phillip S. Barnett for Delmarva Power & Light Company

32-17	— Filed by David M. Velazquez for Atlantic City Electric Company

32-18	— Filed by Phillip S. Barnett for Atlantic City Electric Company

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
May 8, 2020

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
May 8, 2020

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
May 8, 2020

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
May 8, 2020

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BALTIMORE GAS AND ELECTRIC COMPANY

/s/ CARIM V. KHOUZAMI	/s/ DAVID M. VAHOS
Carim V. Khouzami	David M. Vahos
Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JASON T. JONES
Jason T. Jones
Director, Accounting (Principal Accounting Officer)
May 8, 2020

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

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 8, 2020

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

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 8, 2020

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

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 8, 2020

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

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 8, 2020