Form 10-Q
period 2020-06-30
EXELON CORP; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; DELMARVA POWER & LIGHT CO /DE/; COMMONWEALTH EDISON Co; BALTIMORE GAS & ELECTRIC CO; ATLANTIC CITY ELECTRIC CO; PEPCO HOLDINGS LLC; EXELON GENERATION CO LLC
filed 2020-08-04
CIK 1109357, 78100, 79732, 27879, 22606, 9466, 8192, 1135971, 1168165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2020 was:

Exelon Corporation Common Stock, without par value	974,503,895
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,354
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC (formerly Pepco Holdings, Inc.)
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL and ACE, collectively
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
Antelope Valley	Antelope Valley Solar Ranch One
BSC	Exelon Business Services Company, LLC
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
EGR IV	ExGen Renewables IV, LLC
EGRP	ExGen Renewables Partners, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
FitzPatrick	James A. FitzPatrick nuclear generating station
NER	NewEnergy Receivables LLC
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
SolGen	SolGen, LLC
TMI	Three Mile Island nuclear facility

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note "—" of the 2019 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon’s 2019 Annual Report on Form 10-K
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CBA	Collective Bargaining Agreement
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CES	Clean Energy Standard
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CODM	Chief operating decision maker(s)
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DOE	United States Department of Energy
DOEE	Department of Energy & Environment
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
DPSC	Delaware Public Service Commission
EDF	Electricite de France SA and its subsidiaries
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FRR	Fixed Resource Requirement
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	Independent System Operator New England Inc.
LIBOR	London Interbank Offered Rate
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
MOPR	Minimum Offer Price Rule
MW	Megawatt
MWh	Megawatt hour
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange
NJBPU	New Jersey Board of Public Utilities
Non-Regulatory Agreements Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOSA	Nuclear Operating Services Agreement
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York Independent System Operator Inc.
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PPE	Property, plant and equipment
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSDAR	Post-Shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
RNF	Revenues Net of Purchased Power and Fuel Expense
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RMC	Risk Management Committee
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
SPFPA	International Union, Security, Police and Fire Professionals of America
TCJA	Tax Cuts and Jobs Act
Transition Bonds	Transition Bonds issued by ACE Funding
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit, or Zero Emission Certificate
ZES	Zero Emission Standard

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Operating revenues
Competitive businesses revenues	$3,611	$3,959	$8,014	$8,938
Rate-regulated utility revenues	3,832	3,743	8,108	8,247
Revenues from alternative revenue programs	(122)	(13)	(55)	(19)
Operating revenue from affiliates	1	—	2	—
Total operating revenues	7,322	7,689	16,069	17,166
Operating expenses
Competitive businesses purchased power and fuel	1,945	2,289	4,655	5,493
Rate-regulated utility purchased power and fuel	979	936	2,136	2,285
Operating and maintenance	2,433	2,159	4,637	4,347
Depreciation and amortization	1,001	1,079	2,023	2,154
Taxes other than income taxes	411	418	847	863
Total operating expenses	6,769	6,881	14,298	15,142
Gain on sales of assets and businesses	12	33	13	36
Operating income	565	841	1,784	2,060
Other income and (deductions)
Interest expense, net	(421)	(403)	(824)	(800)
Interest expense to affiliates	(6)	(6)	(13)	(13)
Other, net	656	212	(68)	679
Total other income and (deductions)	229	(197)	(905)	(134)
Income before income taxes	794	644	879	1,926
Income taxes	219	144	(75)	454
Equity in losses of unconsolidated affiliates	(1)	(6)	(4)	(12)
Net income	574	494	950	1,460
Net income (loss) attributable to noncontrolling interests	53	10	(153)	69
Net income attributable to common shareholders	$521	$484	$1,103	$1,391
Comprehensive income, net of income taxes
Net income	$574	$494	$950	$1,460
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(10)	(16)	(20)	(32)
Actuarial loss reclassified to periodic benefit cost	47	36	94	74
Pension and non-pension postretirement benefit plan valuation adjustment	2	—	(5)	(39)
Unrealized loss on cash flow hedges	—	—	(1)	—
Unrealized loss on investments in unconsolidated affiliates	—	(2)	—	(4)
Unrealized gain (loss) on foreign currency translation	2	3	(6)	4
Other comprehensive income	41	21	62	3
Comprehensive income	615	515	1,012	1,463
Comprehensive income (loss) attributable to noncontrolling interests	53	9	(153)	67
Comprehensive income attributable to common shareholders	$562	$506	$1,165	$1,396

Average shares of common stock outstanding:
Basic	976	972	975	972
Assumed exercise and/or distributions of stock-based awards	—	2	1	1
Diluted(a)	976	974	976	973

Earnings per average common share:
Basic	$0.53	$0.50	$1.13	$1.43
Diluted	$0.53	$0.50	$1.13	$1.43
__________

(a)
The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 1 million and immaterial for the three and six months ended June 30, 2020, respectively, and immaterial for the three and six months ended June 30, 2019.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$950	$1,460
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	2,741	2,922
Asset impairments	33	9
Gain on sales of assets and businesses	(13)	(33)
Deferred income taxes and amortization of investment tax credits	33	284
Net fair value changes related to derivatives	(194)	107
Net realized and unrealized losses (gains) on NDT funds	196	(404)
Other non-cash operating activities	671	277
Changes in assets and liabilities:
Accounts receivable	1,318	618
Inventories	(14)	19
Accounts payable and accrued expenses	(798)	(924)
Option premiums (paid) received, net	(102)	48
Collateral received (posted), net	340	(311)
Income taxes	(114)	151
Pension and non-pension postretirement benefit contributions	(558)	(355)
Other assets and liabilities	(1,809)	(970)
Net cash flows provided by operating activities	2,680	2,898
Cash flows from investing activities
Capital expenditures	(3,773)	(3,572)
Proceeds from NDT fund sales	2,488	6,920
Investment in NDT funds	(2,540)	(6,847)
Collection of DPP	1,102	—
Proceeds from sales of assets and businesses	—	14
Other investing activities	4	26
Net cash flows used in investing activities	(2,719)	(3,459)
Cash flows from financing activities
Changes in short-term borrowings	(751)	470
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Repayments on short-term borrowings with maturities greater than 90 days	—	(125)
Issuance of long-term debt	6,526	850
Retirement of long-term debt	(3,894)	(574)
Dividends paid on common stock	(746)	(704)
Proceeds from employee stock plans	46	75
Other financing activities	(84)	(34)
Net cash flows provided by (used in) financing activities	1,597	(42)
Increase (decrease) in cash, cash equivalents and restricted cash	1,558	(603)
Cash, cash equivalents and restricted cash at beginning of period	1,122	1,781
Cash, cash equivalents and restricted cash at end of period	$2,680	$1,178

Supplemental cash flow information
Decrease in capital expenditures not paid	$(105)	$(133)
Increase in DPP	1,754	—
Increase in PPE related to ARO update	—	301

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$2,129	$587
Restricted cash and cash equivalents	373	358
Accounts receivable
Customer accounts receivable	3,075	4,835
Customer allowance for credit losses	(261)	(243)
Customer accounts receivable, net	2,814	4,592
Other accounts receivable	1,549	1,631
Other allowance for credit losses	(61)	(48)
Other accounts receivable, net	1,488	1,583
Mark-to-market derivative assets	573	679
Unamortized energy contract assets	43	47
Inventories, net
Fossil fuel and emission allowances	273	312
Materials and supplies	1,508	1,456
Regulatory assets	1,193	1,170
Other	2,139	1,253
Total current assets	12,533	12,037
Property, plant and equipment (net of accumulated depreciation and amortization of $24,798 and $23,979 as of June 30, 2020 and December 31, 2019, respectively)	81,748	80,233
Deferred debits and other assets
Regulatory assets	8,313	8,335
Nuclear decommissioning trust funds	12,730	13,190
Investments	424	464
Goodwill	6,677	6,677
Mark-to-market derivative assets	466	508
Unamortized energy contract assets	321	336
Other	3,101	3,197
Total deferred debits and other assets	32,032	32,707
Total assets(a)	$126,313	$124,977

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,119	$1,370
Long-term debt due within one year	2,514	4,710
Accounts payable	3,047	3,560
Accrued expenses	1,616	1,981
Payables to affiliates	5	5
Regulatory liabilities	495	406
Mark-to-market derivative liabilities	204	247
Unamortized energy contract liabilities	113	132
Renewable energy credit obligation	478	443
Other	1,474	1,331
Total current liabilities	11,065	14,185
Long-term debt	36,112	31,329
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	12,720	12,351
Asset retirement obligations	11,059	10,846
Pension obligations	3,659	4,247
Non-pension postretirement benefit obligations	2,121	2,076
Spent nuclear fuel obligation	1,206	1,199
Regulatory liabilities	9,414	9,986
Mark-to-market derivative liabilities	440	393
Unamortized energy contract liabilities	292	338
Other	2,964	3,064
Total deferred credits and other liabilities	43,875	44,500
Total liabilities(a)	91,442	90,404
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 975 shares and 973 shares outstanding at June 30, 2020 and December 31, 2019, respectively)	19,336	19,274
Treasury stock, at cost (2 shares at June 30, 2020 and December 31, 2019)	(123)	(123)
Retained earnings	16,622	16,267
Accumulated other comprehensive loss, net	(3,132)	(3,194)
Total shareholders’ equity	32,703	32,224
Noncontrolling interests	2,168	2,349
Total equity	34,871	34,573
Total liabilities and shareholders’ equity	$126,313	$124,977
__________

(a)
Exelon’s consolidated assets include $9,937 million and $9,532 million at June 30, 2020 and December 31, 2019, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,542 million and $3,473 million at June 30, 2020 and December 31, 2019, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 16 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2019	974,416	$19,274	$(123)	$16,267	$(3,194)	$2,349	$34,573
Net income (loss)	—	—	—	582	—	(206)	376
Long-term incentive plan activity	1,354	(4)	—	—	—	—	(4)
Employee stock purchase plan issuances	470	31	—	—	—	—	31
Changes in equity of noncontrolling interests	—	—	—	—	—	(9)	(9)
Sale of noncontrolling interests	—	2	—	—	—	—	2
Common stock dividends ($0.38/common share)	—	—	—	(374)	—	—	(374)
Other comprehensive income, net of income taxes	—	—	—	—	21	—	21
Balance, March 31, 2020	976,240	$19,303	$(123)	$16,475	$(3,173)	$2,134	$34,616
Net income	—	—	—	521	—	53	574
Long-term incentive plan activity	148	17	—	—	—	—	17
Employee stock purchase plan issuances	(51)	15	—	—	—	—	15
Changes in equity of noncontrolling interests	—	—	—	—	—	(19)	(19)
Sale of noncontrolling interests	—	1	—	—	—	—	1
Common stock dividends ($0.38/common share)	—	—	—	(374)	—	—	(374)
Other comprehensive income, net of income taxes	—	—	—	—	41	—	41
Balance, June 30, 2020	976,337	$19,336	$(123)	$16,622	$(3,132)	$2,168	$34,871

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2018	970,020	$19,116	$(123)	$14,766	$(2,995)	$2,306	$33,070
Net income	—	—	—	907	—	59	966
Long-term incentive plan activity	2,446	(3)	—	—	—	—	(3)
Employee stock purchase plan issuances	320	51	—	—	—	—	51
Changes in equity of noncontrolling interests	—	—	—	—	—	(17)	(17)
Sale of noncontrolling interests	—	7	—	—	—	—	7
Common stock dividends ($0.36/common share)	—	—	—	(352)	—	—	(352)
Other comprehensive loss, net of income taxes	—	—	—	—	(17)	(1)	(18)
Balance, March 31, 2019	972,786	$19,171	$(123)	$15,321	$(3,012)	$2,347	$33,704
Net income	—	—	—	484	—	10	494
Long-term incentive plan activity	320	14	—	—	—	—	14
Employee stock purchase plan issuances	311	24	—	—	—	—	24
Changes in equity of noncontrolling interests	—	—	—	—	—	3	3
Common stock dividends ($0.36/common share)	—	—	—	(353)	—	—	(353)
Other comprehensive income, net of income taxes	—	—	—	—	22	(1)	21
Balance, June 30, 2019	973,417	$19,209	$(123)	$15,452	$(2,990)	$2,359	$33,907

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues
Operating revenues	$3,609	$3,958	$8,012	$8,937
Operating revenues from affiliates	271	252	601	569
Total operating revenues	3,880	4,210	8,613	9,506
Operating expenses
Purchased power and fuel	1,945	2,289	4,655	5,493
Purchased power and fuel from affiliates	(3)	3	(9)	4
Operating and maintenance	1,053	1,117	2,174	2,185
Operating and maintenance from affiliates	136	149	277	299
Depreciation and amortization	300	409	604	814
Taxes other than income taxes	116	129	246	264
Total operating expenses	3,547	4,096	7,947	9,059
Gain on sales of assets and businesses	12	33	12	33
Operating income	345	147	678	480
Other income and (deductions)
Interest expense, net	(78)	(107)	(179)	(209)
Interest expense to affiliates	(9)	(9)	(18)	(18)
Other, net	602	171	(168)	601
Total other income and (deductions)	515	55	(365)	374
Income before income taxes	860	202	313	854
Income taxes	329	78	(59)	301
Equity in losses of unconsolidated affiliates	(2)	(6)	(4)	(13)
Net income	529	118	368	540
Net income (loss) attributable to noncontrolling interests	53	10	(153)	68
Net income attributable to membership interest	$476	$108	$521	$472
Comprehensive income, net of income taxes
Net income	$529	$118	$368	$540
Other comprehensive income (loss), net of income taxes
Unrealized loss on cash flow hedges	—	(1)	(1)	—
Unrealized loss on investments in unconsolidated affiliates	—	(2)	—	(4)
Unrealized gain (loss) on foreign currency translation	2	2	(6)	4
Other comprehensive income (loss)	2	(1)	(7)	—
Comprehensive income	531	117	361	540
Comprehensive income (loss) attributable to noncontrolling interests	53	9	(153)	66
Comprehensive income attributable to membership interest	$478	$108	$514	$474

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$368	$540
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion, including nuclear fuel and energy contract amortization	1,320	1,580
Asset impairments	18	9
Gain on sales of assets and businesses	(12)	(33)
Deferred income taxes and amortization of investment tax credits	(54)	151
Net fair value changes related to derivatives	(193)	114
Net realized and unrealized losses (gains) on NDT funds	196	(404)
Other non-cash operating activities	136	(50)
Changes in assets and liabilities:
Accounts receivable	1,443	472
Receivables from and payables to affiliates, net	68	(18)
Inventories	(34)	32
Accounts payable and accrued expenses	(666)	(507)
Option premiums (paid) received, net	(102)	48
Collateral posted, net	342	(318)
Income taxes	26	321
Pension and non-pension postretirement benefit contributions	(243)	(158)
Other assets and liabilities	(1,332)	(351)
Net cash flows provided by operating activities	1,281	1,428
Cash flows from investing activities
Capital expenditures	(930)	(890)
Proceeds from NDT fund sales	2,488	6,920
Investment in NDT funds	(2,540)	(6,847)
Collection of DPP	1,102	—
Proceeds from sales of assets and businesses	—	14
Changes in Exelon intercompany money pool	—	(179)
Other investing activities	6	8
Net cash flows provided by (used in) investing activities	126	(974)
Cash flows from financing activities
Changes in short-term borrowings	(220)	—
Proceeds from short-term borrowings with maturities greater than 90 days	500	—
Issuance of long-term debt	2,403	40
Retirement of long-term debt	(2,936)	(130)
Changes in Exelon intercompany money pool	—	(100)
Distributions to member	(937)	(449)
Other financing activities	(30)	(21)
Net cash flows used in financing activities	(1,220)	(660)
Increase (decrease) in cash, cash equivalents and restricted cash	187	(206)
Cash, cash equivalents and restricted cash at beginning of period	449	903
Cash, cash equivalents and restricted cash at end of period	$636	$697

Supplemental cash flow information
Decrease in capital expenditures not paid	$(108)	$(30)
Increase in DPP	1,754	—
Increase in PPE related to ARO update	—	301

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$483	$303
Restricted cash and cash equivalents	153	146
Accounts receivable
Customer accounts receivable	1,117	2,973
Customer allowance for credit losses	(33)	(80)
Customer accounts receivable, net	1,084	2,893
Other accounts receivable	360	619
Other accounts receivable, net	360	619
Mark-to-market derivative assets	570	675
Receivables from affiliates	118	190
Unamortized energy contract assets	44	47
Inventories, net
Fossil fuel and emission allowances	220	236
Materials and supplies	1,075	1,026
Renewable energy credits	399	336
Other	1,343	605
Total current assets	5,849	7,076
Property, plant and equipment (net of accumulated depreciation and amortization of $12,051 and $12,017 as of June 30, 2020 and December 31, 2019, respectively)	23,954	24,193
Deferred debits and other assets
Nuclear decommissioning trust funds	12,730	13,190
Investments	192	235
Goodwill	47	47
Mark-to-market derivative assets	466	508
Prepaid pension asset	1,613	1,438
Unamortized energy contract assets	320	336
Deferred income taxes	11	12
Other	1,821	1,960
Total deferred debits and other assets	17,200	17,726
Total assets(a)	$47,003	$48,995

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$600	$320
Long-term debt due within one year	785	2,624
Long-term debt to affiliates due within one year	554	558
Accounts payable	1,075	1,692
Accrued expenses	621	786
Payables to affiliates	113	117
Mark-to-market derivative liabilities	173	215
Unamortized energy contract liabilities	9	17
Renewable energy credit obligation	478	443
Other	430	517
Total current liabilities	4,838	7,289
Long-term debt	5,768	4,464
Long-term debt to affiliates	326	328
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,701	3,752
Asset retirement obligations	10,819	10,603
Non-pension postretirement benefit obligations	868	878
Spent nuclear fuel obligation	1,206	1,199
Payables to affiliates	2,751	3,103
Mark-to-market derivative liabilities	154	123
Unamortized energy contract liabilities	10	11
Other	1,335	1,415
Total deferred credits and other liabilities	20,844	21,084
Total liabilities(a)	31,776	33,165
Commitments and contingencies
Equity
Member’s equity
Membership interest	9,569	9,566
Undistributed earnings	3,534	3,950
Accumulated other comprehensive loss, net	(39)	(32)
Total member’s equity	13,064	13,484
Noncontrolling interests	2,163	2,346
Total equity	15,227	15,830
Total liabilities and equity	$47,003	$48,995
__________

(a)
Generation’s consolidated assets include $9,916 million and $9,512 million at June 30, 2020 and December 31, 2019, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $3,505 million and $3,429 million at June 30, 2020 and December 31, 2019, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 16 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$9,566	$3,950	$(32)	$2,346	$15,830
Net income (loss)	—	45	—	(206)	(161)
Changes in equity of noncontrolling interests	—	—	—	(11)	(11)
Sale of noncontrolling interests	2	—	—	—	2
Distributions to member	—	(468)	—	—	(468)
Other comprehensive loss, net of income taxes	—	—	(9)	—	(9)
Balance, March 31, 2020	$9,568	$3,527	$(41)	$2,129	$15,183
Net income	—	476	—	53	529
Changes in equity of noncontrolling interests	—	—	—	(19)	(19)
Sale of noncontrolling interests	1	—	—	—	1
Distributions to member	—	(469)	—	—	(469)
Other comprehensive income, net of income taxes	—	—	2	—	2
Balance, June 30, 2020	$9,569	$3,534	$(39)	$2,163	$15,227

	Six Months Ended June 30, 2019
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$9,518	$3,724	$(38)	$2,304	$15,508
Net income	—	363	—	59	422
Changes in equity of noncontrolling interests	—	—	—	(17)	(17)
Sale of noncontrolling interests	7	—	—	—	7
Distributions to member	—	(225)	—	—	(225)
Other comprehensive income, net of income taxes	—	—	2	(1)	1
Balance, March 31, 2019	$9,525	$3,862	$(36)	$2,345	$15,696
Net income	—	108	—	10	118
Changes in equity of noncontrolling interests	—	—	—	3	3
Distributions to member	—	(224)	—	—	(224)
Other comprehensive loss, net of income taxes	—	—	—	(1)	(1)
Balance, June 30, 2019	$9,525	$3,746	$(36)	$2,357	$15,592

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues
Electric operating revenues	$1,431	$1,360	$2,853	$2,792
Revenues from alternative revenue programs	(25)	(14)	(13)	(42)
Operating revenues from affiliates	11	5	16	9
Total operating revenues	1,417	1,351	2,856	2,759
Operating expenses
Purchased power	380	316	770	705
Purchased power from affiliate	84	91	181	187
Operating and maintenance	469	245	713	504
Operating and maintenance from affiliate	67	60	140	122
Depreciation and amortization	274	257	547	508
Taxes other than income taxes	71	71	146	148
Total operating expenses	1,345	1,040	2,497	2,174
Gain on sales of assets	—	—	—	3
Operating income	72	311	359	588
Other income and (deductions)
Interest expense, net	(95)	(86)	(186)	(171)
Interest expense to affiliates	(3)	(3)	(6)	(7)
Other, net	11	10	22	19
Total other income and (deductions)	(87)	(79)	(170)	(159)
(Loss) income before income taxes	(15)	232	189	429
Income taxes	46	46	82	85
Net (loss) income	$(61)	$186	$107	$344
Comprehensive (loss) income	$(61)	$186	$107	$344

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$107	$344
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	547	508
Asset impairments	15	—
Deferred income taxes and amortization of investment tax credits	129	64
Other non-cash operating activities	283	87
Changes in assets and liabilities:
Accounts receivable	(92)	56
Receivables from and payables to affiliates, net	(6)	(16)
Inventories	(7)	(5)
Accounts payable and accrued expenses	4	(121)
Collateral received (posted), net	(3)	11
Income taxes	(90)	43
Pension and non-pension postretirement benefit contributions	(144)	(68)
Other assets and liabilities	(245)	(236)
Net cash flows provided by operating activities	498	667
Cash flows from investing activities
Capital expenditures	(1,029)	(961)
Other investing activities	(4)	17
Net cash flows used in investing activities	(1,033)	(944)
Cash flows from financing activities
Changes in short-term borrowings	(130)	303
Issuance of long-term debt	1,000	400
Retirement of long-term debt	—	(300)
Dividends paid on common stock	(249)	(254)
Contributions from parent	249	124
Other financing activities	(14)	(10)
Net cash flows provided by financing activities	856	263
Increase (decrease) in cash, cash equivalents and restricted cash	321	(14)
Cash, cash equivalents and restricted cash at beginning of period	403	330
Cash, cash equivalents and restricted cash at end of period	$724	$316

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$18	$(77)

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$403	$90
Restricted cash and cash equivalents	155	150
Accounts receivable
Customer accounts receivable	706	604
Customer allowance for credit losses	(72)	(59)
Customer accounts receivable, net	634	545
Other accounts receivable	361	306
Other allowance for credit losses	(22)	(20)
Other accounts receivable, net	339	286
Receivables from affiliates	23	28
Inventories, net	166	159
Regulatory assets	271	281
Other	59	44
Total current assets	2,050	1,583
Property, plant and equipment (net of accumulated depreciation and amortization of $5,424 and $5,168 as of June 30, 2020 and December 31, 2019, respectively)	23,717	23,107
Deferred debits and other assets
Regulatory assets	1,610	1,480
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,374	2,622
Prepaid pension asset	1,079	995
Other	435	347
Total deferred debits and other assets	8,129	8,075
Total assets	$33,896	$32,765

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$130
Long-term debt due within one year	500	500
Accounts payable	579	527
Accrued expenses	330	385
Payables to affiliates	92	103
Customer deposits	116	118
Regulatory liabilities	175	200
Mark-to-market derivative liabilities	31	32
Deferred Prosecution Agreement payments	200	—
Other	122	122
Total current liabilities	2,145	2,117
Long-term debt	8,980	7,991
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,201	4,021
Asset retirement obligations	127	128
Non-pension postretirement benefits obligations	177	180
Regulatory liabilities	6,309	6,542
Mark-to-market derivative liabilities	287	269
Other	681	635
Total deferred credits and other liabilities	11,782	11,775
Total liabilities	23,112	22,088
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	7,821	7,572
Retained deficit unappropriated	(1,700)	(1,639)
Retained earnings appropriated	3,075	3,156
Total shareholders’ equity	10,784	10,677
Total liabilities and shareholders’ equity	$33,896	$32,765

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2019	$1,588	$7,572	$(1,639)	$3,156	$10,677
Net income	—	—	168	—	168
Appropriation of retained earnings for future dividends	—	—	(168)	168	—
Common stock dividends	—	—	—	(125)	(125)
Contributions from parent	—	125	—	—	125
Balance, March 31, 2020	$1,588	$7,697	$(1,639)	$3,199	$10,845
Net loss	—	—	(61)	—	(61)
Common stock dividends	—	—	—	(124)	(124)
Contributions from parent	—	124	—	—	124
Balance, June 30, 2020	$1,588	$7,821	$(1,700)	$3,075	$10,784

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2018	$1,588	$7,322	$(1,639)	$2,976	$10,247
Net income	—	—	157	—	157
Appropriation of retained earnings for future dividends	—	—	(157)	157	—
Common stock dividends	—	—	—	(127)	(127)
Contributions from parent	—	63	—	—	63
Balance, March 31, 2019	$1,588	$7,385	$(1,639)	$3,006	$10,340
Net income	—	—	186	—	186
Appropriation of retained earnings for future dividends	—	—	(186)	186	—
Common stock dividends	—	—	—	(127)	(127)
Contributions from parent	—	61	—	—	61
Balance, June 30, 2019	$1,588	$7,446	$(1,639)	$3,065	$10,460

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues
Electric operating revenues	$580	$567	$1,180	$1,188
Natural gas operating revenues	95	89	304	369
Revenues from alternative revenue programs	4	(3)	5	(6)
Operating revenues from affiliates	2	2	4	3
Total operating revenues	681	655	1,493	1,554
Operating expenses
Purchased power	142	124	306	275
Purchased fuel	34	32	117	166
Purchased power from affiliate	40	35	76	79
Operating and maintenance	235	162	414	349
Operating and maintenance from affiliates	40	37	78	75
Depreciation and amortization	88	83	173	164
Taxes other than income taxes	39	37	78	79
Total operating expenses	618	510	1,242	1,187
Operating income	63	145	251	367
Other income and (deductions)
Interest expense, net	(33)	(30)	(65)	(61)
Interest expense to affiliates	(3)	(3)	(6)	(6)
Other, net	5	3	7	7
Total other income and (deductions)	(31)	(30)	(64)	(60)
Income before income taxes	32	115	187	307
Income taxes	(7)	13	9	37
Net income	$39	$102	$178	$270
Comprehensive income	$39	$102	$178	$270

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$178	$270
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	173	164
Deferred income taxes and amortization of investment tax credits	6	8
Other non-cash operating activities	25	15
Changes in assets and liabilities:
Accounts receivable	22	39
Receivables from and payables to affiliates, net	3	(4)
Inventories	10	12
Accounts payable and accrued expenses	27	(31)
Income taxes	15	(11)
Pension and non-pension postretirement benefit contributions	(18)	(27)
Other assets and liabilities	(48)	(117)
Net cash flows provided by operating activities	393	318
Cash flows from investing activities
Capital expenditures	(512)	(447)
Changes in Exelon intercompany money pool	68	—
Other investing activities	3	4
Net cash flows used in investing activities	(441)	(443)
Cash flows from financing activities
Issuance of long-term debt	350	—
Changes in Exelon intercompany money pool	—	52
Dividends paid on common stock	(170)	(180)
Contributions from parent	231	145
Other financing activities	(3)	(1)
Net cash flows provided by financing activities	408	16
Increase (decrease) in cash, cash equivalents and restricted cash	360	(109)
Cash, cash equivalents and restricted cash at beginning of period	27	135
Cash, cash equivalents and restricted cash at end of period	$387	$26

Supplemental cash flow information
Increase in capital expenditures not paid	$42	$33

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$380	$21
Restricted cash and cash equivalents	7	6
Accounts receivable
Customer accounts receivable	379	412
Customer allowance for credit losses	(71)	(55)
Customer accounts receivable, net	308	357
Other accounts receivable	128	145
Other allowance for credit losses	(7)	(7)
Other accounts receivable, net	121	138
Receivables from affiliates	—	1
Receivable from Exelon intercompany money pool	—	68
Inventories, net
Fossil fuel	26	36
Materials and supplies	35	35
Prepaid utility taxes	76	—
Regulatory assets	46	41
Other	21	19
Total current assets	1,020	722
Property, plant and equipment (net of accumulated depreciation and amortization of $3,782 and $3,718 as of June 30, 2020 and December 31, 2019, respectively)	9,688	9,292
Deferred debits and other assets
Regulatory assets	604	554
Investments	27	27
Receivables from affiliates	376	480
Prepaid pension asset	379	365
Other	26	29
Total deferred debits and other assets	1,412	1,455
Total assets	$12,120	$11,469

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	$463	$387
Accrued expenses	92	101
Payables to affiliates	57	55
Customer deposits	67	69
Regulatory liabilities	116	91
Other	29	19
Total current liabilities	824	722
Long-term debt	3,752	3,405
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,139	2,080
Asset retirement obligations	26	28
Non-pension postretirement benefits obligations	287	288
Regulatory liabilities	404	510
Other	86	74
Total deferred credits and other liabilities	2,942	2,980
Total liabilities	7,702	7,291
Commitments and contingencies
Shareholder’s equity
Common stock	2,997	2,766
Retained earnings	1,421	1,412
Total shareholder’s equity	4,418	4,178
Total liabilities and shareholder's equity	$12,120	$11,469

See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Six months ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$2,766	$1,412	$4,178
Net income	—	140	140
Common stock dividends	—	(85)	(85)
Contributions from parent	231	—	231
Balance, March 31, 2020	$2,997	$1,467	$4,464
Net income	—	39	39
Common stock dividends	—	(85)	(85)
Balance, June 30, 2020	$2,997	$1,421	$4,418

	Six months ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$2,578	$1,242	$3,820
Net income	—	168	168
Common stock dividends	—	(90)	(90)
Contributions from parent	145	—	145
Balance, March 31, 2019	$2,723	$1,320	$4,043
Net income	—	102	102
Common stock dividends	—	(90)	(90)
Balance, June 30, 2019	$2,723	$1,332	$4,055

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues
Electric operating revenues	$530	$540	$1,125	$1,191
Natural gas operating revenues	119	97	419	405
Revenues from alternative revenue programs	(37)	6	—	17
Operating revenues from affiliates	4	6	10	12
Total operating revenues	616	649	1,554	1,625
Operating expenses
Purchased power	107	131	221	322
Purchased fuel	18	21	95	116
Purchased power and fuel from affiliate	69	56	167	132
Operating and maintenance	146	142	293	294
Operating and maintenance from affiliates	41	40	83	78
Depreciation and amortization	129	117	272	252
Taxes other than income taxes	63	62	132	131
Total operating expenses	573	569	1,263	1,325
Operating income	43	80	291	300
Other income and (deductions)
Interest expense, net	(32)	(29)	(64)	(58)
Other, net	6	5	10	11
Total other income and (deductions)	(26)	(24)	(54)	(47)
Income before income taxes	17	56	237	253
Income taxes	(22)	11	18	47
Net income	$39	$45	$219	$206
Comprehensive income	$39	$45	$219	$206

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$219	$206
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	272	252
Deferred income taxes and amortization of investment tax credits	22	47
Other non-cash operating activities	50	41
Changes in assets and liabilities:
Accounts receivable	19	85
Receivables from and payables to affiliates, net	(26)	(14)
Inventories	10	5
Accounts payable and accrued expenses	(15)	(73)
Collateral posted, net	—	(5)
Income taxes	26	(29)
Pension and non-pension postretirement benefit contributions	(68)	(42)
Other assets and liabilities	(5)	(21)
Net cash flows provided by operating activities	504	452
Cash flows from investing activities
Capital expenditures	(548)	(542)
Other investing activities	(4)	4
Net cash flows used in investing activities	(552)	(538)
Cash flows from financing activities
Changes in short-term borrowings	(76)	194
Issuance of long-term debt	400	—
Dividends paid on common stock	(123)	(112)
Contributions from parent	26	—
Other financing activities	(8)	—
Net cash flows provided by financing activities	219	82
Increase (decrease) in cash, cash equivalents and restricted cash	171	(4)
Cash, cash equivalents and restricted cash at beginning of period	25	13
Cash, cash equivalents and restricted cash at end of period	$196	$9

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(14)	$24

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$195	$24
Restricted cash and cash equivalents	1	1
Accounts receivable
Customer accounts receivable	318	329
Customer allowance for credit losses	(23)	(12)
Customer accounts receivable, net	295	317
Other accounts receivable	121	152
Other allowance for credit losses	(6)	(5)
Other accounts receivable, net	115	147
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	22	30
Materials and supplies	44	46
Prepaid utility taxes	—	78
Regulatory assets	177	183
Other	6	6
Total current assets	855	833
Property, plant and equipment (net of accumulated depreciation and amortization of $3,906 and $3,834 as of June 30, 2020 and December 31, 2019, respectively)	9,332	8,990
Deferred debits and other assets
Regulatory assets	464	454
Investments	10	7
Prepaid pension asset	295	264
Other	71	86
Total deferred debits and other assets	840	811
Total assets	$11,027	$10,634

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$76
Accounts payable	244	243
Accrued expenses	120	152
Payables to affiliates	41	66
Customer deposits	118	120
Regulatory liabilities	44	33
Other	63	63
Total current liabilities	630	753
Long-term debt	3,663	3,270
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,480	1,396
Asset retirement obligations	22	22
Non-pension postretirement benefits obligations	193	199
Regulatory liabilities	1,131	1,195
Other	103	116
Total deferred credits and other liabilities	2,929	2,928
Total liabilities	7,222	6,951
Commitments and contingencies
Shareholder's equity
Common stock	1,933	1,907
Retained earnings	1,872	1,776
Total shareholder's equity	3,805	3,683
Total liabilities and shareholder's equity	$11,027	$10,634

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,907	$1,776	$3,683
Net income	—	181	181
Common stock dividends	—	(62)	(62)
Balance, March 31, 2020	$1,907	$1,895	$3,802
Net income	—	39	39
Common stock dividends	—	(62)	(62)
Contributions from parent	26	—	26
Balance, June 30, 2020	$1,933	$1,872	$3,805

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$1,714	$1,640	$3,354
Net income	—	160	160
Common stock dividends	—	(56)	(56)
Balance, March 31, 2019	$1,714	$1,744	$3,458
Net income	—	45	45
Common stock dividends	—	(55)	(55)
Balance, June 30, 2019	$1,714	$1,734	$3,448
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues
Electric operating revenues	$1,047	$1,067	$2,133	$2,205
Natural gas operating revenues	30	24	94	95
Revenues from alternative revenue programs	(64)	(3)	(47)	12
Operating revenues from affiliates	3	3	7	7
Total operating revenues	1,016	1,091	2,187	2,319
Operating expenses
Purchased power	286	303	586	658
Purchased fuel	11	9	42	43
Purchased power from affiliates	78	70	182	171
Operating and maintenance	245	213	464	452
Operating and maintenance from affiliates	36	35	74	68
Depreciation and amortization	191	188	385	369
Taxes other than income taxes	109	108	222	220
Total operating expenses	956	926	1,955	1,981
Gain on sales of assets	—	—	2	—
Operating income	60	165	234	338
Other income and (deductions)
Interest expense, net	(67)	(67)	(134)	(131)
Other, net	14	14	26	27
Total other income and (deductions)	(53)	(53)	(108)	(104)
Income before income taxes	7	112	126	234
Income taxes	(87)	6	(76)	11
Net income	$94	$106	$202	$223
Comprehensive income	$94	$106	$202	$223

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$202	$223
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	385	369
Deferred income taxes and amortization of investment tax credits	(74)	2
Other non-cash operating activities	107	54
Changes in assets and liabilities:
Accounts receivable	(64)	(34)
Receivables from and payables to affiliates, net	(22)	(8)
Inventories	6	(25)
Accounts payable and accrued expenses	14	(25)
Income taxes	(30)	(12)
Pension and non-pension postretirement benefit contributions	(31)	(11)
Other assets and liabilities	(146)	(114)
Net cash flows provided by operating activities	347	419
Cash flows from investing activities
Capital expenditures	(686)	(698)
Other investing activities	2	2
Net cash flows used in investing activities	(684)	(696)
Cash flows from financing activities
Changes in short-term borrowings	(189)	(27)
Repayments of short-term borrowings with maturities greater than 90 days	—	(125)
Issuance of long-term debt	373	410
Retirement of long-term debt	(35)	(125)
Changes in Exelon intercompany money pool	10	3
Distributions to member	(268)	(216)
Contributions from member	359	283
Other financing activities	(8)	(4)
Net cash flows provided by financing activities	242	199
Decrease in cash, cash equivalents and restricted cash	(95)	(78)
Cash, cash equivalents and restricted cash at beginning of period	181	186
Cash, cash equivalents and restricted cash at end of period	$86	$108

Supplemental cash flow information
Decrease in capital expenditures not paid	$(24)	$(74)

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$39	$131
Restricted cash and cash equivalents	36	36
Accounts receivable
Customer accounts receivable	554	516
Customer allowance for credit losses	(62)	(37)
Customer accounts receivable, net	492	479
Other accounts receivable	234	190
Other allowance for credit losses	(26)	(16)
Other accounts receivable, net	208	174
Receivables from affiliates	1	1
Inventories, net
Fossil fuel	5	8
Materials and supplies	187	190
Regulatory assets	449	412
Other	75	49
Total current assets	1,492	1,480
Property, plant and equipment (net of accumulated depreciation and amortization of $1,591 and $1,213 as of June 30, 2020 and December 31, 2019, respectively)	14,692	14,296
Deferred debits and other assets
Regulatory assets	1,962	2,061
Investments	135	135
Goodwill	4,005	4,005
Prepaid pension asset	396	406
Deferred income taxes	13	13
Other	309	323
Total deferred debits and other assets	6,820	6,943
Total assets(a)	$23,004	$22,719

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$19	$208
Long-term debt due within one year	350	103
Accounts payable	486	462
Accrued expenses	238	296
Payables to affiliates	76	98
Borrowings from Exelon intercompany money pool	22	12
Customer deposits	115	117
Regulatory liabilities	148	70
Unamortized energy contract liabilities	103	115
Other	128	131
Total current liabilities	1,685	1,612
Long-term debt	6,540	6,460
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,350	2,278
Asset retirement obligations	57	57
Non-pension postretirement benefit obligations	87	93
Regulatory liabilities	1,553	1,707
Unamortized energy contract liabilities	282	327
Other	549	577
Total deferred credits and other liabilities	4,878	5,039
Total liabilities(a)	13,103	13,111
Commitments and contingencies
Member's equity
Membership interest	9,977	9,618
Undistributed losses	(76)	(10)
Total member's equity	9,901	9,608
Total liabilities and member's equity	$23,004	$22,719
__________

(a)
PHI’s consolidated total assets include $21 million and $20 million at June 30, 2020 and December 31, 2019, respectively, of PHI's consolidated VIE that can only be used to settle the liabilities of the VIE. PHI’s consolidated total liabilities include $37 million and $44 million at June 30, 2020 and December 31, 2019, respectively, of PHI's consolidated VIE for which the VIE creditors do not have recourse to PHI. See Note 16 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
(In millions)	Membership Interest	Undistributed Earnings (Losses)	Member's Equity
Balance, December 31, 2019	$9,618	$(10)	$9,608
Net income	—	108	108
Distributions to member	—	(134)	(134)
Contributions from member	144	—	144
Balance, March 31, 2020	$9,762	$(36)	$9,726
Net income	—	94	94
Distributions to member	—	(134)	(134)
Contributions from member	215	—	215
Balance, June 30, 2020	$9,977	$(76)	$9,901

	Six Months Ended June 30, 2019
(In millions)	Membership Interest	Undistributed Earnings (Losses)	Member's Equity
Balance, December 31, 2018	$9,220	$62	$9,282
Net income	—	117	117
Distributions to member	—	(128)	(128)
Contributions from member	19	—	19
Balance, March 31, 2019	$9,239	$51	$9,290
Net income	—	106	106
Distributions to member	—	(88)	(88)
Contributions from member	264	—	264
Balance, June 30, 2019	$9,503	$69	$9,572

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues
Electric operating revenues	$506	$531	$1,034	$1,090
Revenues from alternative revenue programs	(13)	(1)	2	13
Operating revenues from affiliates	1	1	3	3
Total operating revenues	494	531	1,039	1,106
Operating expenses
Purchased power	78	92	164	209
Purchased power from affiliate	60	52	139	122
Operating and maintenance	67	59	128	123
Operating and maintenance from affiliates	52	52	103	107
Depreciation and amortization	92	93	186	186
Taxes other than income taxes	87	90	179	182
Total operating expenses	436	438	899	929
Operating income	58	93	140	177
Other income and (deductions)
Interest expense, net	(34)	(34)	(68)	(68)
Other, net	9	7	18	14
Total other income and (deductions)	(25)	(27)	(50)	(54)
Income before income taxes	33	66	90	123
Income taxes	(24)	2	(19)	4
Net income	$57	$64	$109	$119
Comprehensive income	$57	$64	$109	$119

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$109	$119
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	186	186
Deferred income taxes and amortization of investment tax credits	(22)	10
Other non-cash operating activities	11	8
Changes in assets and liabilities:
Accounts receivable	(45)	(36)
Receivables from and payables to affiliates, net	(22)	4
Inventories	3	(20)
Accounts payable and accrued expenses	11	(25)
Income taxes	(18)	(23)
Pension and non-pension postretirement benefit contributions	(6)	(6)
Other assets and liabilities	(52)	(40)
Net cash flows provided by operating activities	155	177
Cash flows from investing activities
Capital expenditures	(324)	(298)
Changes in PHI intercompany money pool	—	(38)
Other investing activities	(3)	1
Net cash flows used in investing activities	(327)	(335)
Cash flows from financing activities
Changes in short-term borrowings	(68)	(40)
Issuance of long-term debt	150	260
Retirement of long-term debt	(1)	(117)
Changes in PHI intercompany money pool	50	—
Dividends paid on common stock	(101)	(72)
Contributions from parent	137	129
Other financing activities	(6)	(3)
Net cash flows provided by financing activities	161	157
Decrease in cash, cash equivalents and restricted cash	(11)	(1)
Cash, cash equivalents and restricted cash at beginning of period	63	53
Cash, cash equivalents and restricted cash at end of period	$52	$52

Supplemental cash flow information
Decrease in capital expenditures not paid	$(28)	$(18)

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$19	$30
Restricted cash and cash equivalents	33	33
Accounts receivable
Customer accounts receivable	272	244
Customer allowance for credit losses	(24)	(13)
Customer accounts receivable, net	248	231
Other accounts receivable	121	98
Other allowance for credit losses	(11)	(7)
Other accounts receivable, net	110	91
Receivables from affiliates	2	—
Inventories, net	109	112
Regulatory assets	215	188
Other	11	11
Total current assets	747	696
Property, plant and equipment (net of accumulated depreciation and amortization of $3,604 and $3,517 as of June 30, 2020 and December 31, 2019, respectively)	7,102	6,909
Deferred debits and other assets
Regulatory assets	556	584
Investments	111	110
Prepaid pension asset	290	296
Other	63	66
Total deferred debits and other assets	1,020	1,056
Total assets	$8,869	$8,661

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$14	$82
Long-term debt due within one year	3	2
Accounts payable	195	195
Accrued expenses	123	156
Payables to affiliates	46	66
Borrowings from PHI intercompany money pool	50	—
Customer deposits	57	57
Regulatory liabilities	48	8
Merger related obligation	39	39
Current portion of DC PLUG obligation	30	30
Other	16	22
Total current liabilities	621	657
Long-term debt	3,010	2,862
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,168	1,131
Asset retirement obligations	41	41
Non-pension postretirement benefit obligations	15	20
Regulatory liabilities	686	746
Other	276	297
Total deferred credits and other liabilities	2,186	2,235
Total liabilities	5,817	5,754
Commitments and contingencies
Shareholder's equity
Common stock	1,933	1,796
Retained earnings	1,119	1,111
Total shareholder's equity	3,052	2,907
Total liabilities and shareholder's equity	$8,869	$8,661

See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,796	$1,111	$2,907
Net income	—	52	52
Common stock dividends	—	(28)	(28)
Contributions from parent	137	—	137
Balance, March 31, 2020	$1,933	$1,135	$3,068
Net income	—	57	57
Common stock dividends	—	(73)	(73)
Balance, June 30, 2020	$1,933	$1,119	$3,052

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$1,636	$1,104	$2,740
Net income	—	55	55
Common stock dividends	—	(24)	(24)
Contributions from parent	14	—	14
Balance, March 31, 2019	$1,650	$1,135	$2,785
Net income	—	64	64
Common stock dividends	—	(48)	(48)
Contributions from parent	115	—	115
Balance, June 30, 2019	$1,765	$1,151	$2,916

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues
Electric operating revenues	$260	$261	$543	$568
Natural gas operating revenues	30	24	94	95
Revenues from alternative revenue programs	(25)	—	(24)	1
Operating revenues from affiliates	2	2	4	3
Total operating revenues	267	287	617	667
Operating expenses
Purchased power	80	86	169	193
Purchased fuel	11	9	42	43
Purchased power from affiliates	16	12	38	35
Operating and maintenance	54	39	97	84
Operating and maintenance from affiliates	38	38	75	76
Depreciation and amortization	47	45	94	91
Taxes other than income taxes	17	14	32	28
Total operating expenses	263	243	547	550
Operating income	4	44	70	117
Other income and (deductions)
Interest expense, net	(15)	(15)	(31)	(30)
Other, net	2	5	5	7
Total other income and (deductions)	(13)	(10)	(26)	(23)
(Loss) income before income taxes	(9)	34	44	94
Income taxes	(28)	4	(20)	11
Net income	$19	$30	$64	$83
Comprehensive income	$19	$30	$64	$83

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$64	$83
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	94	91
Deferred income taxes and amortization of investment tax credits	(19)	(5)
Other non-cash operating activities	40	11
Changes in assets and liabilities:
Accounts receivable	6	15
Receivables from and payables to affiliates, net	(2)	(11)
Inventories	—	(3)
Accounts payable and accrued expenses	3	6
Income taxes	(12)	11
Pension and non-pension postretirement benefit contributions	—	(1)
Other assets and liabilities	(21)	(26)
Net cash flows provided by operating activities	153	171
Cash flows from investing activities
Capital expenditures	(184)	(160)
Changes in PHI intercompany money pool	(55)	—
Other investing activities	(3)	1
Net cash flows used in investing activities	(242)	(159)
Cash flows from financing activities
Changes in short-term borrowings	(56)	—
Issuance of long-term debt	100	—
Retirement of long-term debt	(1)	—
Changes in PHI intercompany money pool	—	38
Dividends paid on common stock	(66)	(70)
Contributions from parent	106	—
Other financing activities	(1)	—
Net cash flows provided by (used in) financing activities	82	(32)
Decrease in cash, cash equivalents and restricted cash	(7)	(20)
Cash, cash equivalents and restricted cash at beginning of period	13	24
Cash, cash equivalents and restricted cash at end of period	$6	$4

Supplemental cash flow information
Decrease in capital expenditures not paid	$(4)	$(17)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$6	$13
Accounts receivable
Customer accounts receivable	145	152
Customer allowance for credit losses	(18)	(11)
Customer accounts receivable, net	127	141
Other accounts receivable	48	42
Other allowance for credit losses	(7)	(4)
Other accounts receivable, net	41	38
Receivables from affiliates	1	—
Receivable from PHI intercompany pool	55	—
Inventories, net
Fossil fuel	5	8
Materials and supplies	47	44
Prepaid utility taxes	2	18
Regulatory assets	55	52
Renewable energy credits	21	9
Other	3	2
Total current assets	363	325
Property, plant and equipment (net of accumulated depreciation and amortization of $1,476 and $1,425 as of June 30, 2020 and December 31, 2019, respectively)	4,143	4,035
Deferred debits and other assets
Regulatory assets	222	222
Goodwill	8	8
Prepaid pension asset	166	171
Other	64	69
Total deferred debits and other assets	460	470
Total assets	$4,966	$4,830

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$56
Long-term debt due within one year	81	80
Accounts payable	113	112
Accrued expenses	34	46
Payables to affiliates	27	32
Customer deposits	35	36
Regulatory liabilities	60	37
Other	17	15
Total current liabilities	367	414
Long-term debt	1,594	1,487
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	680	655
Non-pension postretirement benefits obligations	15	16
Regulatory liabilities	526	574
Other	100	104
Total deferred credits and other liabilities	1,321	1,349
Total liabilities	3,282	3,250
Commitments and contingencies
Shareholder's equity
Common stock	1,083	977
Retained earnings	601	603
Total shareholder's equity	1,684	1,580
Total liabilities and shareholder's equity	$4,966	$4,830

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$977	$603	$1,580
Net income	—	45	45
Common stock dividends	—	(52)	(52)
Contributions from parent	6	—	6
Balance, March 31, 2020	983	596	1,579
Net income	—	19	19
Common stock dividends	—	(14)	(14)
Contributions from parent	100	—	100
Balance, June 30, 2020	$1,083	$601	$1,684

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$914	$595	$1,509
Net income	—	53	53
Common stock dividends	—	(41)	(41)
Balance, March 31, 2019	914	607	1,521
Net income	—	30	30
Common stock dividends	—	(29)	(29)
Balance, June 30, 2019	$914	$608	$1,522

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating revenues
Electric operating revenues	$281	$275	$556	$547
Revenues from alternative revenue programs	(26)	(2)	(25)	(1)
Operating revenues from affiliates	1	1	1	1
Total operating revenues	256	274	532	547
Operating expenses
Purchased power	128	125	254	257
Purchased power from affiliate	2	6	5	13
Operating and maintenance	48	41	94	88
Operating and maintenance from affiliates	34	33	66	67
Depreciation and amortization	44	40	86	71
Taxes other than income taxes	2	1	4	2
Total operating expenses	258	246	509	498
Gain on sale of assets	—	—	2	—
Operating (loss) income	(2)	28	25	49
Other income and (deductions)
Interest expense, net	(15)	(15)	(29)	(28)
Other, net	2	1	3	4
Total other income and (deductions)	(13)	(14)	(26)	(24)
(Loss) income before income taxes	(15)	14	(1)	25
Income taxes	(33)	—	(32)	1
Net income	$18	$14	$31	$24
Comprehensive income	$18	$14	$31	$24

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$31	$24
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	86	71
Deferred income taxes and amortization of investment tax credits	(30)	2
Other non-cash operating activities	34	7
Changes in assets and liabilities:
Accounts receivable	(23)	(11)
Receivables from and payables to affiliates, net	9	(9)
Inventories	2	(1)
Accounts payable and accrued expenses	17	16
Income taxes	2	6
Pension and non-pension postretirement benefit contributions	(2)	—
Other assets and liabilities	(68)	(44)
Net cash flows provided by operating activities	58	61
Cash flows from investing activities
Capital expenditures	(178)	(227)
Other investing activities	5	—
Net cash flows used in investing activities	(173)	(227)
Cash flows from financing activities
Changes in short-term borrowings	(65)	13
Repayments of short-term borrowings with maturities greater than 90 days	—	(125)
Issuance of long-term debt	123	150
Retirement of long-term debt	(34)	(9)
Changes in PHI intercompany money pool	5	—
Dividends paid on common stock	(35)	(24)
Contributions from parent	116	155
Other financing activities	(1)	(1)
Net cash flows provided by financing activities	109	159
Decrease in cash, cash equivalents and restricted cash	(6)	(7)
Cash, cash equivalents and restricted cash at beginning of period	28	30
Cash, cash equivalents and restricted cash at end of period	$22	$23

Supplemental cash flow information
Increase (decrease) in capital expenditures not paid	$7	$(35)

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$8	$12
Restricted cash and cash equivalents	3	2
Accounts receivable
Customer accounts receivable	137	121
Customer allowance for credit losses	(20)	(13)
Customer accounts receivable, net	117	108
Other accounts receivable	59	53
Other allowance for credit losses	(8)	(5)
Other accounts receivable, net	51	48
Receivables from affiliates	1	4
Inventories, net	32	34
Prepaid utility taxes	34	—
Regulatory assets	71	57
Other	4	5
Total current assets	321	270
Property, plant and equipment (net of accumulated depreciation and amortization of $1,261 and $1,210 as of June 30, 2020 and December 31, 2019, respectively)	3,302	3,190
Deferred debits and other assets
Regulatory assets	369	368
Prepaid pension asset	47	52
Other	50	53
Total deferred debits and other assets	466	473
Total assets(a)	$4,089	$3,933
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$5	$70
Long-term debt due within one year	260	20
Accounts payable	170	144
Accrued expenses	39	42
Payables to affiliates	31	25
Borrowings from PHI intercompany money pool	5	—
Customer deposits	24	25
Regulatory liabilities	40	25
Other	8	9
Total current liabilities	582	360
Long-term debt	1,160	1,307
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	590	577
Non-pension postretirement benefit obligations	17	17
Regulatory liabilities	312	357
Other	40	39
Total deferred credits and other liabilities	959	990
Total liabilities(a)	2,701	2,657
Commitments and contingencies
Shareholder's equity
Common stock	1,270	1,154
Retained earnings	118	122
Total shareholder's equity	1,388	1,276
Total liabilities and shareholder's equity	$4,089	$3,933
__________

(a)
ACE’s consolidated total assets include $14 million and $17 million at June 30, 2020 and December 31, 2019, respectively, of ACE's consolidated VIE that can only be used to settle the liabilities of the VIE. ACE’s consolidated total liabilities include $31 million and $41 million at June 30, 2020 and December 31, 2019, respectively, of ACE's consolidated VIE for which the VIE creditors do not have recourse to ACE. See Note 16 — Variable Interest Entities for additional information.

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,154	$122	$1,276
Net income	—	13	13
Common stock dividends	—	(23)	(23)
Contributions from parent	1	—	1
Balance, March 31, 2020	1,155	112	1,267
Net income	—	18	18
Common stock dividends	—	(12)	(12)
Contributions from parent	115	—	115
Balance, June 30, 2020	$1,270	$118	$1,388

	Six Months Ended June 30, 2019
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2018	$979	$147	$1,126
Net income	—	10	10
Common stock dividends	—	(12)	(12)
Contributions from parent	5	—	5
Balance, March 31, 2019	984	145	1,129
Net income	—	14	14
Common stock dividends	—	(12)	(12)
Contributions from parent	150	—	150
Balance, June 30, 2019	$1,134	$147	$1,281

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
The accompanying consolidated financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The December 31, 2019 Consolidated Balance Sheets were derived from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies

interim period or for the fiscal year ending December 31, 2020. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
COVID-19 (All Registrants)
The Registrants have taken steps to mitigate the potential risks posed by the global outbreak (pandemic) of the 2019 novel coronavirus (COVID-19). The Registrants provide a critical service to their customers and have taken measures to keep employees who operate the business safe and minimize unnecessary risk of exposure to the virus, including extra precautions for employees who work in the field. The Registrants have implemented work from home policies where appropriate and imposed travel limitations on employees. In addition, the Registrants have updated their existing business continuity plans.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, and the amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. Management assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, our allowance for credit losses, the carrying value of our goodwill and other long-lived assets, in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The Registrants' future assessment of our current expectations of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to their consolidated financial statements in future reporting periods.
New Accounting Standards (All Registrants)
New Accounting Standards Adopted as of January 1, 2020: The following new authoritative accounting guidance issued by the FASB was adopted as of January 1, 2020 and was reflected by the Registrants in their consolidated financial statements beginning in the first quarter of 2020.
Impairment of Financial Instruments (Issued June 2016). Provides for a new Current Expected Credit Loss (CECL) impairment model for specified financial instruments including loans, trade receivables, debt securities classified as held-to-maturity investments and net investments in leases recognized by a lessor. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. The standard was effective January 1, 2020 and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This standard was primarily applicable to Generation's and the Utility Registrants' Customer accounts receivables balances. This guidance did not have a significant impact on the Registrants’ consolidated financial statements.
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

The allowance for credit losses for Generation’s retail customers is based on accounts receivable aging historical experience coupled with specific identification through a credit monitoring process, which considers current conditions and forward-looking information such as industry trends, macroeconomic factors, changes in the regulatory environment, external credit ratings, publicly available news, payment status, payment history, and the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies

exercise of collateral calls. The allowance for credit losses for Generation wholesale customers is developed using a credit monitoring process, similar to that used for retail customers. When a wholesale customer’s risk characteristics are no longer aligned with the pooled population, Generation uses specific identification to develop an allowance for credit losses. Adjustments to the allowance for credit losses are recorded in Operating and maintenance expense on Generation’s Consolidated Statements of Operations and Comprehensive Income.

The allowance for credit losses for the Utility Registrants’ customers is developed by applying loss rates for each Utility Registrant, based on historical loss experience, current conditions and forward-looking risk factors, to the outstanding receivable balance by customer risk segment. Utility Registrants' customer accounts are written off consistent with approved regulatory requirements. Adjustments to the allowance for credit losses are primarily recorded to Operating and maintenance expense on the Utility Registrants' Consolidated Statements of Operations and Comprehensive Income and Regulatory assets on ComEd, BGE, Pepco, DPL and ACE’s Consolidated Balance Sheets. See Note 3 - Regulatory Matters of the 2019 Form 10-K for additional information regarding the regulatory recovery of credit losses on customer accounts receivable at ComEd, BGE, Pepco, DPL and ACE.

The Registrants have certain non-customer receivables in Other deferred debits and other assets which primarily are with governmental agencies and other high-quality counterparties with no history of default.  As such, the allowance for credit losses related to these receivables is not material.  The Registrants monitor these balances and will record an allowance if there are indicators of a decline in credit quality.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois (Electric)(a)	April 8, 2019	$(6)	$(17)	8.91%	December 4, 2019	January 1, 2020
DPL - Maryland (Electric)	December 5, 2019 (amended April 23, 2020)	17	12	9.60%	July 14, 2020	July 16, 2020

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

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois (Electric)(a)	April 16, 2020	$(11)	8.38%	Fourth quarter of 2020
BGE - Maryland (Electric and Natural Gas)(b)	May 15, 2020	235	10.1%	Fourth quarter of 2020
Pepco - District of Columbia (Electric)(c)	May 30, 2019 (amended June 1, 2020)	136	9.7%	Fourth quarter of 2020
DPL - Delaware (Natural Gas)(d)	February 21, 2020 (amended March 17, 2020)	9	10.3%	First quarter of 2021
DPL - Delaware (Electric)(e)	March 6, 2020 (amended April 16, 2020)	24	10.3%	Second quarter of 2021
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

(b)
Reflects a three-year cumulative multi-year plan for 2021 through 2023 and total requested revenue requirement increases in 2023 of $140 million related to electric distribution and $95 million related to natural gas distribution to recover capital investments made in late 2019 and planned capital investments from 2020 to 2023.

(c)
Pepco filed the multi-year plan enhanced proposal as an alternative to address the impacts of COVID-19. Reflects a three-year cumulative multi-year plan and requested revenue requirement increases of $73 million and $63 million for 2022 and 2023, respectively, to recover capital investments made in 2018 and 2019 and planned capital investments from 2020 to 2022.

(d)	The rates will go into effect on September 21, 2020, subject to refund.

(e)	The rates will go into effect on October 6, 2020, subject to refund.
Transmission Formula Rates

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Transmission Formula Rate (Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE). ComEd’s, PECO's, BGE’s, Pepco's, DPL's and ACE's transmission rates are each established based on a FERC-approved formula. ComEd, BGE, Pepco, DPL and ACE are required to file an annual update to the FERC-approved formula on or before May 15 and PECO is required to file on or before May 31, with the resulting rates effective on June 1 of the same year. The annual update for ComEd, BGE, DPL and ACE is based on prior year actual costs and current year projected capital additions (initial year revenue requirement). The annual update for PECO is based on prior year actual costs and current year projected capital additions, accumulated depreciation, and accumulated deferred income taxes. The annual update for Pepco is based on prior year actual costs and current year projected capital additions, accumulated depreciation, depreciation and amortization expense and accumulated deferred income taxes. The update for ComEd, BGE, DPL and ACE also reconciles any differences between the revenue requirement in effect beginning June 1 of the prior year and actual costs incurred for that year (annual reconciliation). The update for PECO and Pepco also reconciles any differences between the actual costs and actual revenues for the calendar year (annual reconciliation).
For 2020, the following total increases/(decreases) were included in ComEd’s, PECO's, BGE’s, Pepco's, DPL's and ACE's electric transmission formula rate filings:

Registrant(a)	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Decrease	Total Revenue Requirement Increase (Decrease)(c)	Allowed Return on Rate Base(d)	Allowed ROE(e)
ComEd	$18	$(4)	$14	8.17%	11.50%
PECO(b)	5	(28)	(23)	7.47%	10.35%
BGE	16	(3)	4	7.26%	10.50%
Pepco	2	(46)	(44)	7.81%	10.50%
DPL	(4)	(40)	(44)	7.20%	10.50%
ACE	5	(25)	(20)	7.40%	10.50%
__________

(a)
All rates are effective June 2020, subject to review by interested parties, which is anticipated to be completed by the fourth quarter of 2020 or first quarter of 2021 for ComEd, BGE, Pepco, DPL and ACE and second quarter of 2021 for PECO.

(b)	PECO posted a revised filing to the PJM website on July 17, 2020 reflecting updates to the formula rate based on the FERC order dated July 9, 2020.

(c)
The decrease in PECO's transmission revenue requirement relates to refunds from December 1, 2017, in accordance with the settlement agreement dated July 22, 2019. The change in BGE's transmission revenue requirement includes a $9 million reduction related to a FERC-approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE. ComEd, BGE, Pepco, DPL and ACE’s transmission revenue requirement include a decrease related to the April 24, 2020 settlement agreement related to excess deferred income taxes. Refer to Transmission-Related Income Tax Regulatory Assets below for additional information.

(d)	Represents the weighted average debt and equity return on transmission rate bases.

(e)
As part of the FERC-approved settlements of ComEd’s 2007 and PECO's 2017 transmission rate cases, the rate of return on common equity is 11.50% and 10.35%, respectively, inclusive of a 50-basis-point incentive adder for being a member of a RTO, and the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55% and 55.75%, respectively. As part of the FERC-approved settlement of the ROE complaint against BGE, Pepco, DPL and ACE, the rate of return on common equity is 10.50%, inclusive of a 50-basis-point incentive adder for being a member of a RTO.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Other State Regulatory Matters
Illinois Regulatory Matters
Energy Efficiency Formula Rate (Exelon and ComEd). ComEd filed its annual energy efficiency formula rate update with the ICC on May 21, 2020.  The filing establishes the revenue requirement used to set the rates that will take effect in January 2021 after the ICC’s review and approval. The revenue requirement requested is based on a reconciliation of the 2019 actual costs plus projected 2020 and 2021 expenditures.

Initial Revenue Requirement Increase	Annual Reconciliation Increase	Total Revenue Requirement Increase		Requested Return on Rate Base	Requested ROE
$45	$3	$48	(a)	6.28%	8.38%
__________

(a)
The requested revenue requirement increase provides for a weighted average debt and equity return on rate base of 6.28% inclusive of an allowed ROE of 8.38%. The ROE reflects the average rate on 30-year treasury notes plus 580 basis points. The ROE applicable to the 2019 reconciliation year is 8.96% and the return on rate base is 6.56%, which includes a performance adjustment that can either increase or decrease the ROE.

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
On October 1, 2018, ComEd, BGE, Pepco, DPL, and ACE submitted filings to recover only ongoing non-TCJA amortization amounts and credit TCJA transmission-related income tax regulatory liabilities to customers for the prospective period starting on October 1, 2018. On April 26, 2019, FERC issued an order accepting ComEd’s, BGE’s, Pepco’s, DPL’s, and ACE’s October 1, 2018 filings, effective October 1, 2018, subject to refund and established hearing and settlement judge procedures. On April 24, 2020, ComEd, BGE, Pepco, DPL, ACE and other parties filed a settlement agreement with FERC. The settlement agreement provides for the recovery of ongoing transmission-related income tax regulatory assets and establishes the amount and amortization period for excess deferred income taxes resulting from TCJA. The settlement resulted in a reduction to Operating revenues and an offsetting reduction to Income tax expense in the second quarter of 2020.
While FERC has no deadline by which it must rule on the settlement, a final order from FERC is expected in the third quarter of 2020. Exelon cannot predict the outcome of this proceeding. If FERC ultimately rules that the future, ongoing non-TCJA amortization amounts are not recoverable, Exelon, ComEd, BGE, PHI, Pepco, DPL and ACE would record additional charges to Income tax expense, which could be up to approximately $83 million, $51 million, $19 million, $13 million, $5 million, $6 million and $2 million, respectively, as of June 30, 2020.

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
ComEd. Regulatory assets increased $120 million primarily due to an increase of $94 million in the Energy Efficiency Costs regulatory asset and $17 million in the Renewable Energy regulatory asset.
PECO. Regulatory assets increased $55 million primarily due to an increase of $54 million in the Deferred Income Taxes regulatory asset. Regulatory liabilities decreased $81 million primarily due to a decrease of $104 million in the Nuclear Decommissioning regulatory liability offset by a $25 million increase in the Electric Energy and Natural Gas Costs regulatory liability.
ACE. Regulatory liabilities decreased $30 million primarily due to a decrease of $44 million in the Deferred Income Taxes regulatory liability offset by a $18 million increase in Transmission FERC Formula Rate regulatory liability.
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

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
June 30, 2020	$57	$1	$—	$49	$7	$4	$3	$—
December 31, 2019	63	3	—	53	7	4	3	—
_________

(a)	Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its electric distribution formula rate regulatory assets.

(b)	BGE's authorized amounts capitalized for ratemaking purposes primarily relate to earnings on shareholders' investment on its AMI programs.

(c)
Pepco's and DPL's authorized amounts capitalized for ratemaking purposes relate to earnings on shareholders' investment on their respective AMI Programs and Energy Efficiency and Demand Response Programs. The earnings on energy efficiency are on Pepco DC and DPL DE programs only.

Generation Regulatory Matters (Exelon and Generation)
New Jersey Regulatory Matters
New Jersey Clean Energy Legislation. On May 23, 2018, New Jersey enacted legislation that established a ZEC program that provides compensation for nuclear plants that demonstrate to the NJBPU that they meet certain requirements, including that they make a significant contribution to air quality in the state and that their revenues are insufficient to cover their costs and risks. Under the legislation, the NJBPU will issue ZECs to qualifying nuclear power plants and the electric distribution utilities in New Jersey, including ACE, will be required to purchase those ZECs. On April 18, 2019, the NJBPU approved the award of ZECs to Salem 1 and Salem 2. Upon approval, Generation began recognizing revenue for the sale of New Jersey ZECs in the month they are generated and has recognized $17 million and $35 million for the three and six months ended June 30, 2020 and $10 million for the three and six months ended June 30, 2019. On May 15, 2019, New Jersey Rate Counsel appealed the NJBPU's decision to the New Jersey Superior Court. Exelon and Generation cannot predict the outcome of the appeal. See Note 6 — Early Plant Retirements for additional information related to Salem.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

On November 30, 2016 (as amended on January 13, 2017), a group of parties filed a Petition in New York State court seeking to invalidate the ZEC program, which argued that the NYPSC did not have authority to establish the program, that it violated state environmental law and that it violated certain technical provisions of the State Administrative Procedures Act when adopting the ZEC program. On January 22, 2018, the court dismissed the environmental claims and the majority of the plaintiffs from the case but denied the motions to dismiss with respect to the remaining five plaintiffs and claims, without commenting on the merits of the case. On October 8, 2019, the court dismissed all remaining claims. The petitioners filed a notice of appeal on November 4, 2019 and originally had until May 4, 2020 to file their brief. Due to COVID-19 related restrictions, the court extended the deadline to July 29, 2020 and, as of August 4, 2020, no brief has been received.
See Note 6 — Early Plant Retirements for additional information related to Ginna and Nine Mile Point.
Federal Regulatory Matters
PJM and NYISO MOPR Proceedings. PJM and NYISO capacity markets include a Minimum Offer Price Rule (MOPR). If a resource is subjected to a MOPR, its offer is adjusted to effectively remove the revenues it receives through a state government-provided financial support program - resulting in a higher offer that may not clear the capacity market. Prior to December 19, 2019, the MOPR in PJM applied only to certain new gas-fired resources. Currently, the MOPR in NYISO applies only to certain resources in downstate New York.
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
On December 19, 2019, FERC required PJM to broadly apply the MOPR to all new and existing resources including nuclear, renewables, demand response, energy efficiency, storage and all resources owned by vertically-integrated utilities. This greatly expands the breadth and scope of PJM’s MOPR, which is effective as of PJM’s next capacity auction. While FERC included some limited exemptions, no exemptions were available to state-supported nuclear resources.
FERC provided no new mechanism for accommodating state-supported resources other than the existing FRR mechanism (under which an entire utility zone would be removed from PJM’s capacity auction along with sufficient resources to support the load in such zone). In response to FERC’s order PJM submitted a compliance filing on March 18, 2020 wherein PJM proposes tariff language interpreting and implementing FERC's directives and proposes a schedule for resuming capacity auctions that is contingent on the timing of FERC's action on the compliance filing. FERC has no deadline for such action, and FERC could accept, reject or direct further revisions to all or part of PJM's proposed tariff revisions and auction schedule.
On April 16, 2020, FERC issued an order largely denying requests for rehearing of FERC's December 2019 order but granting a few clarifications that required an additional PJM compliance filing that could also delay the timing for FERC to issue its compliance order(s) which PJM submitted on June 1, 2020. PJM cannot resume activities related to its capacity auctions until FERC acts on these compliance filings.
FERC issued an order on May 21, 2020 involving reforms to PJM’s day-ahead and real-time reserves markets that may require further changes to the MOPR levels pending before FERC in the PJM MOPR Proceeding. In approving reforms to PJM’s reserves markets, FERC also directed PJM to develop a new methodology for estimating revenues that resources will receive for sales of energy and related services (referred to as the Energy and Ancillary Services Offset) and to use that new methodology in calculating a number of parameters and assumptions used in the capacity market, including MOPR levels. FERC directed PJM to submit its new Energy and Ancillary Services Offset revenue projection methodology no later than August 5, 2020. On review of this compliance filing, FERC will address how these additional reforms will impact MOPR levels and the timeline for implementing the new revenue projection methodology, including any potential impacts on auction timing.
Unless Illinois and New Jersey can implement an FRR program in their PJM zones, the MOPR will apply in the next capacity auction to Generation's owned or jointly owned nuclear plants in those states receiving a benefit under the Illinois ZES or the New Jersey ZEC program, as applicable, increasing the risk that those units may not clear the capacity market.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Regulatory Matters

Exelon is currently working with PJM and other stakeholders to pursue the FRR option prior to the next capacity auction in PJM. If Illinois implements the FRR option, Generation’s Illinois nuclear plants could be removed from PJM’s capacity auction and instead supply capacity and be compensated under the FRR program, which has the potential to mitigate the current economic distress being experienced by Generation's nuclear plants in Illinois, as discussed in Note 6 - Early Plant Retirements. Implementing the FRR program in Illinois will require both legislative and regulatory changes. Legislation may be introduced in New Jersey as well. Exelon cannot predict whether or when such legislative and regulatory changes can be implemented.
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
The following table provides a rollforward of the contract assets and liabilities reflected in Exelon's and Generation's Consolidated Balance Sheets for the three and six months ended June 30, 2020 and 2019.

	Contract Assets		Contract Liabilities
	Exelon	Generation	Exelon	Generation
Balance as of December 31, 2019	$174	$174	$33	$71
Consideration received or due	(19)	(19)	20	55
Revenues recognized (a)	17	17	(24)	(70)
Balance at March 31, 2020	$172	$172	$29	$56
Consideration received or due	(26)	(26)	13	34
Revenues recognized (a)	13	13	(22)	(63)
Balance at June 30, 2020	$159	$159	$20	$27

Balance as of December 31, 2018	$187	$187	$27	$42
Consideration received or due	(26)	(26)	21	63
Revenues recognized (b)	26	26	(23)	(66)
Balance at March 31, 2019	$187	$187	$25	$39
Consideration received or due	(18)	(18)	17	52
Revenues recognized (b)	27	27	(21)	(65)
Balance at June 30, 2019	$196	$196	$21	$26

__________

(a)
Revenues recognized in the three and six months ended June 30, 2020, which were included in contract liabilities at December 31, 2019, were approximately $14 million and $23 million, respectively, for Exelon and $42 million and $61 million, respectively, for Generation.

(b)
Revenues recognized in the three and six months ended June 30, 2019, which were included in contract liabilities at December 31, 2018, were approximately $9 million and $14 million, respectively, for Exelon and $24 million and $28 million, respectively, for Generation.

The Utility Registrants do not have any contract assets. The Utility Registrants also record contract liabilities when consideration is received prior to the satisfaction of the performance obligations. As of June 30, 2020 and December 31, 2019, the Utility Registrants' contract liabilities were not material.
Transaction Price Allocated to Remaining Performance Obligations (All Registrants)
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2020. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Revenue from Contracts with Customers

	2020	2021	2022	2023	2024 and thereafter	Total
Exelon	$169	$194	$73	$43	$189	$668
Generation	231	282	105	48	189	855

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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2020 and 2019 is as follows:
Three Months Ended June 30, 2020 and 2019

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2020
Competitive businesses electric revenues	$3,414	$—	$—	$—	$—	$—	$(268)	$3,146
Competitive businesses natural gas revenues	353	—	—	—	—	—	—	353
Competitive businesses other revenues	113	—	—	—	—	—	(1)	112
Rate-regulated electric revenues	—	1,417	586	504	983	—	(15)	3,475
Rate-regulated natural gas revenues	—	—	95	112	30	—	(1)	236
Shared service and other revenues	—	—	—	—	3	472	(475)	—
Total operating revenues	$3,880	$1,417	$681	$616	$1,016	$472	$(760)	$7,322
2019
Competitive businesses electric revenues	$3,718	$—	$—	$—	$—	$—	$(250)	$3,468
Competitive businesses natural gas revenues	333	—	—	—	—	—	—	333
Competitive businesses other revenues	159	—	—	—	—	—	(1)	158
Rate-regulated electric revenues	—	1,351	566	540	1,063	—	(8)	3,512
Rate-regulated natural gas revenues	—	—	89	109	24	—	(4)	218
Shared service and other revenues	—	—	—	—	4	484	(488)	—
Total operating revenues	$4,210	$1,351	$655	$649	$1,091	$484	$(751)	$7,689
Intersegment revenues(c):
2020	$271	$11	$2	$4	$3	$470	$(760)	$1
2019	252	5	2	6	3	482	(750)	—
Depreciation and amortization:
2020	$300	$274	$88	$129	$191	$19	$—	$1,001
2019	409	257	83	117	188	25	—	1,079

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating expenses:
2020	$3,547	$1,345	$618	$573	$956	$478	$(748)	$6,769
2019	4,096	1,040	510	569	926	484	(744)	6,881
Interest expense, net:
2020	$87	$98	$36	$32	$67	$107	$—	$427
2019	116	89	33	29	67	75	—	409
Income (loss) before income taxes:
2020	$860	$(15)	$32	$17	$7	$(108)	$1	$794
2019	202	232	115	56	112	(73)	—	644
Income Taxes:
2020	$329	$46	$(7)	$(22)	$(87)	$(40)	$—	$219
2019	78	46	13	11	6	(10)	—	144
Net income (loss):
2020	$529	$(61)	$39	$39	$94	$(67)	$1	$574
2019	118	186	102	45	106	(63)	—	494
Capital Expenditures
2020	$372	$523	$253	$265	$310	$34	$—	$1,757
2019	383	459	225	284	340	11	—	1,702
__________

(a)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.

(b)
Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 17 — Supplemental Financial Information for additional information on total utility taxes.

(c)
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2020
Rate-regulated electric revenues	$494	$237	$256	$—	$(4)	$983
Rate-regulated natural gas revenues	—	30	—	—	—	30
Shared service and other revenues	—	—	—	97	(94)	3
Total operating revenues	$494	$267	$256	$97	$(98)	$1,016
2019
Rate-regulated electric revenues	$531	$261	$274	$—	$(3)	$1,063
Rate-regulated natural gas revenues	—	24	—	—	—	24
Shared service and other revenues	—	2	—	97	(95)	4
Total operating revenues	$531	$287	$274	$97	$(98)	$1,091
Intersegment revenues(c):
2020	$1	$2	$1	$97	$(98)	$3
2019	1	2	1	98	(99)	3
Depreciation and amortization:
2020	$92	$47	$44	$8	$—	$191
2019	93	45	40	10	—	188
Operating expenses:
2020	$436	$263	$258	$97	$(98)	$956
2019	438	243	246	100	(101)	926
Interest expense, net:
2020	$34	$15	$15	$3	$—	$67
2019	34	15	15	3	—	67
Income (loss) before income taxes:
2020	$33	$(9)	$(15)	$(2)	$—	$7
2019(d)	66	34	14	(2)	—	112
Income Taxes:
2020	$(24)	$(28)	$(33)	$(2)	$—	$(87)
2019	2	4	—	—	—	6
Net income (loss):
2020	$57	$19	$18	$—	$—	$94
2019	64	30	14	(2)	—	106
Capital Expenditures
2020	$144	$89	$77	$—	$—	$310
2019	154	82	99	5	—	340
__________

(a)	Other primarily includes PHI’s corporate operations, shared service entities and other financing and investment activities.

(b)
Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 17 — Supplemental Financial Information for additional information on total utility taxes.

(c)	Includes intersegment revenues with ComEd, BGE and PECO, which are eliminated at Exelon.

(d)	The Income (loss) before income taxes amounts in Other and Intersegment Eliminations have been adjusted by an offsetting $108 million for consistency with the Exelon consolidating disclosure above.

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
Competitive Business Revenues (Generation):

	Three Months Ended June 30, 2020
	Revenues from external customers(a)			Intersegment Revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,100	$(35)	$1,065	$9	$1,074
Midwest	855	107	962	—	962
New York	336	5	341	(1)	340
ERCOT	175	52	227	7	234
Other Power Regions	776	43	819	(15)	804
Total Competitive Businesses Electric Revenues	3,242	172	3,414	—	3,414
Competitive Businesses Natural Gas Revenues	209	144	353	—	353
Competitive Businesses Other Revenues(c)	86	27	113	—	113
Total Generation Consolidated Operating Revenues	$3,537	$343	$3,880	$—	$3,880

	Three Months Ended June 30, 2019
	Revenues from external customers(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,162	$21	$1,183	$6	$1,189
Midwest	974	68	1,042	(8)	1,034
New York	373	17	390	—	390
ERCOT	178	47	225	4	229
Other Power Regions	814	64	878	(17)	861
Total Competitive Businesses Electric Revenues	3,501	217	3,718	(15)	3,703
Competitive Businesses Natural Gas Revenues	177	156	333	15	348
Competitive Businesses Other Revenues(c)	108	51	159	—	159
Total Generation Consolidated Operating Revenues	$3,786	$424	$4,210	$—	$4,210
__________

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.

(b)	Includes revenues from derivatives and leases.

(c)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $21 million and $38 million in 2020 and 2019, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Revenues net of purchased power and fuel expense (Generation):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$516	$9	$525	$644	$8	$652
Midwest	702	1	703	738	(8)	730
New York	243	3	246	250	3	253
ERCOT	92	5	97	80	(1)	79
Other Power Regions	181	(24)	157	154	(20)	134
Total Revenues net of purchased power and fuel expense for Reportable Segments	1,734	(6)	1,728	1,866	(18)	1,848
Other(b)	204	6	210	52	18	70
Total Generation Revenues net of purchased power and fuel expense	$1,938	$—	$1,938	$1,918	$—	$1,918
__________

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.

(b)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $85 million and losses of $74 million in 2020 and 2019, respectively and the elimination of intersegment RNF.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Electric and Gas Revenue by Customer Class (Utility Registrants):

	Three Months Ended June 30, 2020
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$767	$377	$304	$529	$237	$147	$145
Small commercial & industrial	327	88	51	105	29	39	37
Large commercial & industrial	119	55	94	240	175	22	43
Public authorities & electric railroads	11	7	7	15	8	3	4
Other(a)	218	55	76	161	58	51	53
Total rate-regulated electric revenues(b)	$1,442	$582	$532	$1,050	$507	$262	$282
Rate-regulated natural gas revenues
Residential	$—	$70	$81	$17	$—	$17	$—
Small commercial & industrial	—	19	12	8	—	8	—
Large commercial & industrial	—	—	24	1	—	1	—
Transportation	—	6	—	3	—	3	—
Other(c)	—	1	3	1	—	1	—
Total rate-regulated natural gas revenues(d)	$—	$96	$120	$30	$—	$30	$—
Total rate-regulated revenues from contracts with customers	$1,442	$678	$652	$1,080	$507	$292	$282

Other revenues
Revenues from alternative revenue programs	$(25)	$4	$(37)	$(64)	$(13)	$(25)	$(26)
Other rate-regulated electric revenues(e)	—	—	1	—	—	—	—
Other rate-regulated natural gas revenues(e)	—	(1)	—	—	—	—	—
Total other revenues	$(25)	$3	$(36)	$(64)	$(13)	$(25)	$(26)
Total rate-regulated revenues for reportable segments	$1,417	$681	$616	$1,016	$494	$267	$256

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

(b)
Includes operating revenues from affiliates of $11 million, $1 million, $3 million, $3 million, $1 million, $2 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2020 and $5 million, $1 million, $1 million, $3 million, $1 million, $2 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2019.

(c)	Includes revenues from off-system natural gas sales.

(d)
Includes operating revenues from affiliates of less than $1 million and $1 million at PECO and BGE, respectively, in 2020 and less than $1 million and $4 million at PECO and BGE, respectively, in 2019.

(e)	Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Six Months Ended June 30, 2020 and 2019

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2020
Competitive businesses electric revenues	$7,165	$—	$—	$—	$—	$—	$(594)	$6,571
Competitive businesses natural gas revenues	1,025	—	—	—	—	—	(3)	1,022
Competitive businesses other revenues	423	—	—	—	—	—	(2)	421
Rate-regulated electric revenues	—	2,856	1,189	1,118	2,086	—	(27)	7,222
Rate-regulated natural gas revenues	—	—	304	436	94	—	(2)	832
Shared service and other revenues	—	—	—	—	7	953	(959)	1
Total operating revenues	$8,613	$2,856	$1,493	$1,554	$2,187	$953	$(1,587)	$16,069
2019
Competitive businesses electric revenues	$8,052	$—	$—	$—	$—	$—	$(565)	$7,487
Competitive businesses natural gas revenues	1,214	—	—	—	—	—	(1)	1,213
Competitive businesses other revenues	240	—	—	—	—	—	(2)	238
Rate-regulated electric revenues	—	2,759	1,185	1,198	2,218	—	(17)	7,343
Rate-regulated natural gas revenues	—	—	369	427	95	—	(8)	883
Shared service and other revenues	—	—	—	—	6	940	(944)	2
Total operating revenues	$9,506	$2,759	$1,554	$1,625	$2,319	$940	$(1,537)	$17,166
Intersegment revenues(c):
2020	$601	$16	$4	$10	$7	$949	$(1,585)	$2
2019	568	9	3	12	7	935	(1,534)	—
Depreciation and amortization:
2020	$604	$547	$173	$272	$385	$42	$—	$2,023
2019	814	508	164	252	369	47	—	2,154
Operating expenses:
2020	$7,947	$2,497	$1,242	$1,263	$1,955	$958	$(1,564)	$14,298
2019	9,059	2,174	1,187	1,325	1,981	942	(1,526)	15,142
Interest expense, net:
2020	$197	$192	$71	$64	$134	$179	$—	$837
2019	227	178	67	58	131	152	—	813

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Income (loss) before income taxes:
2020	$313	$189	$187	$237	$126	$(175)	$2	$879
2019	854	429	307	253	234	(151)	—	1,926
Income Taxes:
2020	$(59)	$82	$9	$18	$(76)	$(49)	$—	$(75)
2019	301	85	37	47	11	(27)	—	454
Net income (loss):
2020	$368	$107	$178	$219	$202	$(126)	$2	$950
2019	540	344	270	206	223	(123)	—	1,460
Capital Expenditures
2020	$930	$1,029	$512	$548	$686	$68	$—	$3,773
2019	890	961	447	542	698	34	—	3,572
Total assets:
June 30, 2020	$47,003	$33,896	$12,120	$11,027	$23,004	$9,288	$(10,025)	$126,313
December 31, 2019	48,995	32,765	11,469	10,634	22,719	8,484	(10,089)	124,977
__________

(a)	Other primarily includes Exelon’s corporate operations, shared service entities and other financing and investment activities.

(b)
Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 17 — Supplemental Financial Information for additional information on total utility taxes.

(c)
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2020
Rate-regulated electric revenues	$1,039	$523	$532	$—	$(8)	$2,086
Rate-regulated natural gas revenues	—	94	—	—	—	94
Shared service and other revenues	—	—	—	189	(182)	7
Total operating revenues	$1,039	$617	$532	$189	$(190)	$2,187
2019
Rate-regulated electric revenues	$1,106	$572	$547	$—	$(7)	$2,218
Rate-regulated natural gas revenues	—	95	—	—	—	95
Shared service and other revenues	—	—	—	205	(199)	6
Total operating revenues	$1,106	$667	$547	$205	$(206)	$2,319
Intersegment revenues(c):
2020	$3	$4	$1	$189	$(190)	$7
2019	3	3	1	205	(205)	7
Depreciation and amortization:
2020	$186	$94	$86	$19	$—	$385
2019	186	91	71	20	1	369
Operating expenses:
2020	$899	$547	$509	$190	$(190)	$1,955
2019	929	550	498	208	(204)	1,981
Interest expense, net:
2020	$68	$31	$29	$6	$—	$134
2019	68	30	28	5	—	131
Income (loss) before income taxes:
2020	$90	$44	$(1)	$(7)	$—	$126
2019(d)	123	94	25	(8)	—	234
Income Taxes:
2020	$(19)	$(20)	$(32)	$(5)	$—	$(76)
2019	4	11	1	(5)	—	11
Net income (loss):
2020	$109	$64	$31	$(2)	$—	$202
2019	119	83	24	(3)	—	223
Capital Expenditures
2020	$324	$184	$178	$—	$—	$686
2019	298	160	227	13	—	698
Total assets:
June 30, 2020	$8,869	$4,966	$4,089	$5,234	$(154)	$23,004
December 31, 2019(d)	8,661	4,830	3,933	5,335	(40)	22,719

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

__________

(a)	Other primarily includes PHI’s corporate operations, shared service entities and other financing and investment activities.

(b)
Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 17 — Supplemental Financial Information for additional information on total utility taxes.

(c)	Includes intersegment revenues with ComEd, BGE and PECO, which are eliminated at Exelon.

(d)
The Income (loss) before income taxes and Total assets amounts in Other and Intersegment Eliminations have been adjusted by an offsetting $227 million and $5.7 billion, respectively, for consistency with the Exelon consolidating disclosure above.

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
Competitive Business Revenues (Generation):

	Six Months Ended June 30, 2020
	Revenues from external customers(a)			Intersegment Revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$2,365	$(133)	$2,232	$15	$2,247
Midwest	1,798	172	1,970	(6)	1,964
New York	672	(16)	656	(1)	655
ERCOT	330	81	411	13	424
Other Power Regions	1,782	114	1,896	(21)	1,875
Total Competitive Businesses Electric Revenues	6,947	218	7,165	—	7,165
Competitive Businesses Natural Gas Revenues	712	313	1,025	—	1,025
Competitive Businesses Other Revenues(c)	185	238	423	—	423
Total Generation Consolidated Operating Revenues	$7,844	$769	$8,613	$—	$8,613

	Six Months Ended June 30, 2019
	Revenues from external customers(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$2,448	$(2)	$2,446	$(1)	$2,445
Midwest	2,030	126	2,156	(14)	2,142
New York	781	1	782	—	782
ERCOT	307	126	433	8	441
Other Power Regions	1,976	259	2,235	(21)	2,214
Total Competitive Businesses Electric Revenues	7,542	510	8,052	(28)	8,024
Competitive Businesses Natural Gas Revenues	763	451	1,214	28	1,242
Competitive Businesses Other Revenues(c)	230	10	240	—	240
Total Generation Consolidated Operating Revenues	$8,535	$971	$9,506	$—	$9,506

__________

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

(a)	Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.

(b)	Includes revenues from derivatives and leases.

(c)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $200 million and losses of $14 million in 2020 and 2019, respectively, and elimination of intersegment revenues.

Revenues net of purchased power and fuel expense (Generation):

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$1,074	$18	$1,092	$1,324	$10	$1,334
Midwest	1,431	(4)	1,427	1,506	(6)	1,500
New York	433	7	440	512	7	519
ERCOT	168	9	177	178	(24)	154
Other Power Regions	355	(43)	312	328	(36)	292
Total Revenues net of purchased power and fuel expense for Reportable Segments	3,461	(13)	3,448	3,848	(49)	3,799
Other(b)	506	13	519	161	49	210
Total Generation Revenues net of purchased power and fuel expense	$3,967	$—	$3,967	$4,009	$—	$4,009

__________

(a)	Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.

(b)
Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $218 million and losses of $102 million in 2020 and 2019, respectively and the elimination of intersegment RNF.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

Electric and Gas Revenue by Customer Class (Utility Registrants):

	Six Months Ended June 30, 2020
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$1,468	$759	$644	$1,062	$472	$308	$282
Small commercial & industrial	689	187	118	221	65	82	74
Large commercial & industrial	253	108	198	493	363	45	85
Public authorities & electric railroads	23	14	14	31	17	6	7
Other(a)	430	113	154	332	119	105	109
Total rate-regulated electric revenues(b)	$2,863	$1,181	$1,128	$2,139	$1,036	$546	$557
Rate-regulated natural gas revenues
Residential	$—	$220	$287	$57	$—	$57	$—
Small commercial & industrial	—	70	46	25	—	25	—
Large commercial & industrial	—	—	76	2	—	2	—
Transportation	—	12	—	7	—	7	—
Other(c)	—	2	13	3	—	3	—
Total rate-regulated natural gas revenues(d)	$—	$304	$422	$94	$—	$94	$—
Total rate-regulated revenues from contracts with customers	$2,863	$1,485	$1,550	$2,233	$1,036	$640	$557

Other revenues
Revenues from alternative revenue programs	$(13)	$5	$—	$(47)	$2	$(24)	$(25)
Other rate-regulated electric revenues(e)	6	3	3	1	1	1	—
Other rate-regulated natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$(7)	$8	$4	$(46)	$3	$(23)	$(25)
Total rate-regulated revenues for reportable segments	$2,856	$1,493	$1,554	$2,187	$1,039	$617	$532

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Segment Information

	Six Months Ended June 30, 2019
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$1,356	$752	$667	$1,073	$480	$320	$273
Small commercial & industrial	709	195	129	241	73	93	75
Large commercial & industrial	259	100	219	545	411	49	85
Public authorities & electric railroads	23	14	13	31	17	7	7
Other(a)	442	123	160	317	108	101	108
Total rate-regulated electric revenues(b)	$2,789	$1,184	$1,188	$2,207	$1,089	$570	$548
Rate-regulated natural gas revenues
Residential	$—	$247	$279	$55	$—	$55	$—
Small commercial & industrial	—	105	46	26	—	26	—
Large commercial & industrial	—	1	73	3	—	3	—
Transportation	—	13	—	7	—	7	—
Other(c)	—	3	13	4	—	4	—
Total rate-regulated natural gas revenues(d)	$—	$369	$411	$95	$—	$95	$—
Total rate-regulated revenues from contracts with customers	$2,789	$1,553	$1,599	$2,302	$1,089	$665	$548

Other revenues
Revenues from alternative revenue programs	$(42)	$(6)	$17	$12	$13	$1	$(1)
Other rate-regulated electric revenues(e)	12	7	6	5	4	1	—
Other rate-regulated natural gas revenues(e)	—	—	3	—	—	—	—
Total other revenues	$(30)	$1	$26	$17	$17	$2	$(1)
Total rate-regulated revenues for reportable segments	$2,759	$1,554	$1,625	$2,319	$1,106	$667	$547

__________

(a)	Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.

(b)
Includes operating revenues from affiliates of $16 million, $3 million, $6 million, $7 million, $3 million, $4 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2020 and $9 million, $2 million, $1 million, $7 million, $3 million, $3 million and $1 million at ComEd, PECO, BGE, PHI, Pepco, DPL and ACE, respectively, in 2019.

(c)	Includes revenues from off-system natural gas sales.

(d)	Includes operating revenues from affiliates of less than $1 million and $4 million at PECO and BGE, respectively, in 2020 and $1 million and $9 million at PECO and BGE, respectively, in 2019.

(e)	Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable

5. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable (All Registrants)
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2020	$278	$81	$71	$66	$18	$42	$15	$13	$14
Plus: Current Period Provision for Expected Credit Losses	51	9	7	10	6	19	8	5	6
Less: Write-offs, net of recoveries(a)	12	1	6	5	1	(1)	(1)	—	—
Less: Sale of customer accounts receivable (b)	56	56	—	—	—	—	—	—	—
Balance as of June 30, 2020	$261	$33	$72	$71	$23	$62	$24	$18	$20

	Six Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$243	$80	$59	$55	$12	$37	$13	$11	$13
Plus: Current Period Provision for Expected Credit Losses	106	13	25	28	14	26	11	7	8
Less: Write-offs, net of recoveries(a)	32	4	12	12	3	1	—	—	1
Less: Sale of customer accounts receivable (b)	56	56	—	—	—	—	—	—	—
Balance as of June 30, 2020	$261	$33	$72	$71	$23	$62	$24	$18	$20
_________

(a)	Recoveries were not material to the Registrants.

(b)	See below for additional information on the sale of customer accounts receivable at Generation in the second quarter of 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable

The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2020	$52	$—	$22	$7	$5	$18	$8	$4	$6
Plus: Current Period Provision for Expected Credit Losses	12	—	1	1	2	8	3	3	2
Less: Write-offs, net of recoveries(a)	3	—	1	1	1	—	—	—	—
Balance as of June 30, 2020	$61	$—	$22	$7	$6	$26	$11	$7	$8

	Six Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$48	$—	$20	$7	$5	$16	$7	$4	$5
Plus: Current Period Provision for Expected Credit Losses	20	—	4	2	4	10	4	3	3
Less: Write-offs, net of recoveries(a)	7	—	2	2	3	—	—	—	—
Balance as of June 30, 2020	$61	$—	$22	$7	$6	$26	$11	$7	$8
_________

(a)	Recoveries were not material to the Registrants.

Unbilled Customer Revenue (All Registrants)
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets.

	Unbilled customer revenues(a)
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2020	$804	$120	$257	$120	$116	$191	$102	$49	$40
December 31, 2019	1,535	807	218	146	170	194	100	61	33
_________

(a)	Unbilled customer revenues are classified in customer accounts receivables, net in the Registrants' Consolidated Balance Sheets.
Sales of Customer Accounts Receivable (Exelon and Generation)
On April 8, 2020, NER, a bankruptcy remote, special purpose entity, which is wholly-owned by Generation, entered into a revolving accounts receivable financing arrangement with a number of financial institutions and a commercial paper conduit (the Purchasers) to sell certain customer accounts receivable (the Facility). The Facility, whose maximum capacity is $750 million, is scheduled to expire on April 7, 2021, unless renewed by the mutual consent of the parties in accordance with its terms. Under the Facility, NER may sell eligible short-term customer accounts receivable to the Purchasers in exchange for cash and subordinated interest. The transfers are reported as sales of receivables in Exelon’s and Generation’s consolidated financial statements. The subordinated interest in collections upon the receivables sold to the Purchasers is referred to as the DPP, which is reflected in Other current assets on Exelon’s and Generation’s Consolidated Balance Sheet.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable

On April 8, 2020, Generation derecognized and transferred approximately $1.2 billion of receivables at fair value to the Purchasers in exchange for approximately $500 million in cash purchase price and $650 million of DPP.
The following table summarizes the impact of the sale of certain receivables:

As of June 30, 2020
Derecognized receivables transferred at fair value(a)	$1,135
Cash proceeds received	500
DPP	635
_________

(a)	Includes additional customer accounts receivable sold into the Facility of $2,032 million since the start of the financing agreement.

Three and six months ended June 30, 2020
Loss on sale of receivables(a)	$15
_________

(a)	Reflected in Operating and maintenance expense on Exelon and Generation's Consolidated Statements of Operations and Income Statement.

Six months ended June 30, 2020
Proceeds from new transfers	$927
Cash collections received on DPP	1,102
Cash collections reinvested in the Facility	2,029

Generation’s risk of loss following the transfer of accounts receivable is limited to the DPP outstanding.  Payment of DPP is not subject to significant risks other than delinquencies and credit losses on accounts receivable transferred, which have historically been and are expected to be immaterial. Generation continues to service the receivables sold in exchange for a servicing fee. Generation did not record a servicing asset or liability as the servicing fees were immaterial.
Generation reflected the cash proceeds received upon sale in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The collection and reinvestment of DPP is recognized in Net cash provided by investing activities of the Consolidated Statements of Cash Flows.
See Note 13 — Fair Value of Financial Assets and Liabilities and Note 16 — Variable Interest Entities for additional information.
Other Purchases and Sales of Customer and Other Accounts Receivables (All Registrants)
Generation is required, under supplier tariffs in ISO-NE, MISO, NYISO and PJM, to sell customer and other receivables to utility companies, which include the Utility Registrants. The Utility Registrants are required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participate in the utilities' consolidated billing. The following tables present the total receivables purchased and sold.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Accounts Receivable

	Six Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Total Receivables Purchased	$1,584	$—	$518	$494	$333	$485	$303	$98	$84
Total Receivables Sold	533	779	—	—	—	—	—	—	—

Related Party Transactions:
Receivables purchased from Generation	—	—	34	67	73	72	51	13	8
Receivables sold to the Utility Registrants	—	246	—	—	—	—	—	—	—

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Early Plant Retirements

As a result of the early nuclear plant retirement decision at TMI, Exelon and Generation recognized incremental non-cash charges to earnings stemming from shortening the expected economic useful lives primarily related to accelerated depreciation of plant assets (including any ARC) and accelerated amortization of nuclear fuel, as well as operating and maintenance expenses. The total impact for the three and six months ended June 30, 2019 are summarized in the table below.

Income statement expense (pre-tax)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Depreciation and amortization
Accelerated depreciation	$71	$145
Accelerated nuclear fuel amortization	4	9
Operating and maintenance(a)	—	(83)
Total	$75	$71
_________

(a)	Primarily reflects the net impacts associated with the remeasurement of the TMI ARO. See Note 9 — Asset Retirement Obligations of the 2019 Form 10-K for additional information.
Generation’s Dresden, Byron and Braidwood nuclear plants in Illinois are also showing increased signs of economic distress, which could lead to an early retirement, in a market that does not currently compensate them for their unique contribution to grid resiliency and their ability to produce large amounts of energy without carbon and air pollution. The May 2018 PJM capacity auction for the 2021-2022 planning year resulted in the largest volume of nuclear capacity ever not selected in the auction, including all of Dresden, and portions of Byron and Braidwood. While all of LaSalle's capacity did clear in the 2021-2022 planning year auction, Generation has become increasingly concerned about the economic viability of this plant as well in a landscape where energy market prices remain depressed and energy market rules remain fatally flawed. Exelon continues to work with stakeholders on state policy solutions, while also advocating for broader market reforms at the regional and federal level. The absence of such solutions or reforms could result in future impairments of the Midwest asset group, or accelerated depreciation for specific plants over their shortened estimated useful lives, both of which could have a material unfavorable impact on Exelon's and Generation's future results of operations.
The following table provides the balance sheet amounts as of June 30, 2020 for Exelon's and Generation's significant assets and liabilities associated with these four nuclear plants. Depreciation provisions are based on the estimated useful lives of these nuclear generating stations, which reflect the first renewal of the operating licenses.

	Dresden	Byron	Braidwood	LaSalle	Total
Asset Balances
Materials and supplies inventory, net	$70	$70	$82	$108	$330
Nuclear fuel inventory, net	182	145	180	244	751
Completed plant, net	1,057	1,334	1,416	1,588	5,395
Construction work in progress	18	21	18	19	76
Liability Balances
Asset retirement obligation	(1,317)	(604)	(562)	(915)	(3,398)

NRC License First Renewal Term	2029 (Unit 2)	2044 (Unit 1)	2046 (Unit 1)	2042 (Unit 1)
	2031 (Unit 3)	2046 (Unit 2)	2047 (Unit 2)	2043 (Unit 2)

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Early Plant Retirements

On May 16, 2018, Generation made a filing with FERC to establish cost-of-service compensation and terms and conditions of service for Mystic Units 8 and 9 for the period between June 1, 2022 - May 31, 2024. On December 20, 2018, FERC issued an order accepting the cost of service agreement, reflecting a number of adjustments to the annual fixed revenue requirement and allowing for recovery of a substantial portion of the costs associated with the Everett Marine Terminal. Those adjustments were reflected in a compliance filing filed March 1, 2019. In the December 20, 2018 order, FERC also directed a paper hearing on ROE using a new methodology. On January 22, 2019, Exelon and several other parties filed requests for rehearing of certain findings in the order. On July 17, 2020, FERC issued three orders, which together affirmed the recovery of key elements of Mystic's cost of service compensation, including recovery of costs associated with the operation of the Everett Marine Terminal. FERC directed a downward adjustment to the rate base for Mystic Units 8 and 9, the effect of which will be partially offset by elimination of a crediting mechanism for third party gas sales during the term of the cost of service agreement. A compliance filing will be due on September 15, 2020. On July 28, 2020, FERC ordered additional briefings in the ROE proceeding, with initial briefs due by September 28, 2020.
On March 25, 2019, ISO-NE filed the Inventoried Energy Program (IEP), which is intended to provide an interim fuel security program pending conclusion of the stakeholder process to develop a long-term, market-based solution to address fuel security. The IEP went into effect by operation of law on August 5, 2019 because FERC did not have a quorum at that time. On October 7, 2019, requests for rehearing were denied and several parties appealed to the D.C. Circuit Court. On April 14, 2020, FERC filed an unopposed motion asking the court for a voluntary remand of the IEP order, noting that FERC now has a quorum of commissioners who can participate in the consideration of ISO-NE’s IEP filing. On April 21, 2020, the D.C. Circuit Court granted the voluntary remand and on June 18, 2020, FERC issued an order finding the IEP just and reasonable and accepting ISO-NE's proposed tariff revisions. Several parties have filed requests for rehearing.
On April 15, 2020, ISO-NE filed its long-term, market-based fuel security proposal, proposing three new, day-ahead ancillary services products intended to compensate generators for operational capabilities that provide fuel security to the region. In the filing, ISO-NE also proposed to sunset the Fuel Security Retention Mechanism, through which Mystic has been retained for fuel security, and the IEP by June 1, 2024. In addition, the filing includes an alternate proposal sponsored by New England Power Pool (NEPOOL), which includes substantive amendments to the ISO-NE proposal. On May 15, 2020, Exelon filed a limited protest to ISO's long-term fuel-security proposal asking FERC to accept ISO-NE's proposal but to direct ISO-NE to revise its tariff so that the IEP remains in place as a safeguard until the long-term solution is in place. A number of other comments in support and protests have been filed. ISO-NE asked for a decision on its proposal by November 1, 2020.
On June 12, 2020, Generation filed a complaint with FERC against ISO-NE on the grounds that ISO-NE failed to follow its tariff with respect to its evaluation of Mystic for transmission security for the 2024 to 2025 Capacity Commitment Period (FCA 15) and that modifications ISO-NE made to its unfiled planning procedures to avoid retaining Mystic should have been filed with FERC for approval. Generation asked for a ruling from FERC by August 10, 2020, but ISO-NE asserts that a ruling is not needed until November 2, 2020. On July 27, 2020, ISO-NE issued a memo to NEPOOL announcing its determination pursuant to its unfiled planning procedures that Mystic Units 8 and 9 are not needed for FCA 15 for transmission security. It had previously determined Mystic Units 8 and 9 are not needed for fuel security. The timing and the outcome of this proceeding is uncertain.
The following table provides the balance sheet amounts as of June 30, 2020 for Exelon's and Generation’s significant assets and liabilities associated with the Mystic Units 8 and 9 and Everett Marine Terminal assets that would potentially be impacted by the failure to adopt long-term solutions for reliability and fuel security.

June 30, 2020
Asset Balances
Materials and supplies inventory	$33
Fuel inventory	6
Property, plant and equipment, net	898
Liability Balances
Asset retirement obligation	(3)

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
The following table provides a rollforward of the nuclear decommissioning ARO reflected in Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2019 to June 30, 2020:

Nuclear decommissioning ARO at December 31, 2019 (a)	$10,504
Accretion expense	243
Costs incurred related to decommissioning plants	$(37)
Nuclear decommissioning ARO at June 30, 2020 (a)	$10,710
_________

(a)
Includes $104 million and $112 million as the current portion of the ARO at June 30, 2020 and December 31, 2019, respectively, which is included in Other current liabilities in Exelon’s and Generation’s Consolidated Balance Sheets.

NDT Funds
Exelon and Generation had NDT funds totaling $12,917 million and $13,353 million at June 30, 2020 and December 31, 2019, respectively. The NDT funds also include $187 million and $163 million for the current portion of the NDT funds at June 30, 2020 and December 31, 2019, respectively, which are included in Other current assets in Exelon's and Generation's Consolidated Balance Sheets. See Note 17 — Supplemental Financial Information for additional information on activities of the NDT funds.
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
Antelope Valley Solar Facility
Generation’s Antelope Valley, a 242 MW solar facility in Lancaster, CA, sells all of its output to PG&E through a PPA. As of June 30, 2020, Generation had approximately $710 million of net long-lived assets related to Antelope Valley. As a result of the PG&E bankruptcy filing in the first quarter of 2019, Generation completed a comprehensive review of Antelope Valley's estimated undiscounted future cash flows and no impairment charge was recorded.
Antelope Valley is a wholly owned indirect subsidiary of EGR IV, which had approximately $1,840 million of additional net long-lived assets as of June 30, 2020. EGR IV is a wholly owned indirect subsidiary of Exelon and Generation and includes Generation's interest in EGRP and other projects with non-controlling interests. To date, there have been no indicators to suggest that the carrying amount of other net long-lived assets of EGR IV may not be recoverable.
The United States Bankruptcy Court entered an order on June 20, 2020 confirming PG&E’s plan of reorganization. On July 1, 2020 the plan became effective, and PG&E emerged from bankruptcy. Under the confirmed plan, PG&E will continue to honor the existing PPA agreement with Antelope Valley.
See Note 12 - Debt and Credit Agreements for additional information.
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
Midwest Asset Group
We continue to monitor the recoverability of the carrying value of the Midwest asset group as certain nuclear plants in Illinois are showing increased signs of economic distress, which could lead to an early retirement. See Note 6 - Early Plant Retirements for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Income Taxes

9. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. Federal statutory rate principally due to the following:

	Three Months Ended June 30, 2020
	Exelon(a)	Generation(a)	ComEd(b)	PECO(c)	BGE(c)	PHI(c)	Pepco(c)	DPL(d)	ACE(d)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.8	3.1	(131.7)	(9.7)	3.8	(25.8)	2.1	6.7	7.2
Qualified NDT fund income	18.8	17.3	—	—	—	—	—	—	—
Deferred Prosecution Agreement payments	5.3	—	(288.3)	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(0.6)	(0.5)	2.9	—	(0.2)	(2.2)	(0.1)	0.5	0.3
Plant basis differences	(1.6)	—	2.4	(23.6)	(13.4)	(44.7)	(3.9)	(1.1)	10.0
Production tax credits and other credits	(1.4)	(1.2)	3.3	—	(1.0)	(0.7)	(0.1)	0.1	—
Noncontrolling interests	0.1	0.1	—	—	—	—	—	—	—
Excess deferred tax amortization	(15.5)	—	116.0	(4.8)	(137.9)	(1,358.5)	(89.0)	284.0	174.5
Tax Settlements	(1.9)	(1.8)	—	—	—	—	—	—	—
Other	(0.4)	0.3	(32.3)	(4.8)	(1.7)	168.0	(2.7)	(0.1)	7.0
Effective income tax rate	27.6%	38.3%	(306.7)%	(21.9)%	(129.4)%	(1,242.9)%	(72.7)%	311.1%	220.0%
_________

(a)	At Exelon and Generation, positive percentages represent income tax expense.

(b)
ComEd recognized a loss before income taxes for the three months ended June 30, 2020. As a result, negative percentages represent income tax expense. The higher effective tax rate is primarily related to the nondeductible Deferred Prosecution Agreement payments. See Note 14 — Commitments and Contingencies for additional information.

(c)
At PECO, BGE, PHI, and Pepco, negative percentages represent an income tax benefit. At PECO, the lower effective tax rate is primarily related to an increase in plant basis differences attributable to storm repairs. At BGE, PHI, and Pepco, the lower effective tax rate is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements. See Note 2 — Regulatory Matters for additional information.

(d)
DPL and ACE recognized a loss before income taxes for the three months ended June 30, 2020. As a result, positive percentages represent an income tax benefit. At DPL and ACE, the higher effective tax rate is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements. See Note 2 — Regulatory Matters for additional information.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Income Taxes

	Six Months Ended June 30, 2020
	Exelon	Generation(a)	ComEd(b)	PECO(c)	BGE(d)	PHI(d)	Pepco(d)	DPL(d)	ACE(e)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	6.7	7.2	19.1	(1.6)	5.6	4.3	3.7	6.5	12.4
Qualified NDT fund income	(5.7)	(16.0)	—	—	—	—	—	—	—
Deferred Prosecution Agreement payments	4.8	—	22.2	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(1.0)	(2.3)	(0.4)	—	(0.1)	(0.2)	(0.1)	(0.3)	7.2
Plant basis differences	(3.7)	—	(1.4)	(11.0)	(2.0)	(3.5)	(2.7)	(0.6)	146.2
Production tax credits and other credits	(2.2)	(5.5)	(0.4)	—	(0.2)	(0.1)	(0.1)	—	0.7
Noncontrolling interests	1.1	3.2	—	—	—	—	—	—	—
Excess deferred tax amortization	(20.9)	—	(20.2)	(3.3)	(16.1)	(80.3)	(41.6)	(72.9)	2,613.8
Tax Settlements	(9.3)	(26.1)	—	—	—	—	—	—	—
Other	0.7	(0.3)	3.5	(0.3)	(0.6)	(1.5)	(1.3)	0.8	398.7
Effective income tax rate	(8.5)%	(18.8)%	43.4%	4.8%	7.6%	(60.3)%	(21.1)%	(45.5)%	3,200.0%
_________

(a)	At Generation, the lower effective tax rate is primarily attributable to tax settlements.

(b)	At ComEd, the higher effective tax rate is primarily related to the nondeductible Deferred Prosecution Agreement payments. See Note 14 — Commitments and Contingencies for additional information.

(c)	At PECO, the lower effective tax rate is primarily related to an increase in plant basis differences attributable to storm repairs.

(d)
At BGE, PHI, Pepco, and DPL, the lower effective tax rate is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements. See Note 2 — Regulatory Matters for additional information.

(e)
ACE recognized a loss before income taxes for the six months ended June 30, 2020. As a result, a positive percentage at ACE represents an income tax benefit for the period presented. At ACE, the higher effective tax rate is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements. See Note 2 — Regulatory Matters for additional information.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Income Taxes

Accounting for Uncertainty in Income Taxes
Exelon, Generation, PHI and ACE have the following unrecognized tax benefits as of June 30, 2020 and December 31, 2019. ComEd, PECO, BGE, Pepco and DPL's amounts are not material.

	Exelon	Generation	PHI	ACE
June 30, 2020	$122	$49	$50	$15
December 31, 2019	507	441	48	14

Exelon's and Generation's unrecognized federal and state tax benefits decreased in the first quarter of 2020 by approximately $411 million due to the settlement of a federal refund claim with IRS Appeals. The recognition of these tax benefits resulted in an increase to Exelon's and Generation’s net income of $76 million and $73 million, respectively, in the first quarter of 2020, reflecting a decrease to Exelon's and Generation's income tax expense of $67 million.
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
The following table represents Exelon's, PHI's and ACE's unrecognized federal and state tax benefits that could significantly decrease within the 12 months after the reporting date as a result of completing audits, potential settlements, refund claims, and the outcomes of pending court cases as of June 30, 2020. Generation's, ComEd's, PECO's, BGE's, Pepco's and DPL's amounts are not material.

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
10. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB
During the first quarter of 2020, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of January 1, 2020. This valuation resulted in an increase to the pension and OPEB obligations of $8 million and $31 million, respectively. Additionally, accumulated other comprehensive loss increased by $7 million (after-tax) and regulatory assets and liabilities increased by $19 million and decreased by $10 million, respectively.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Retirement Benefits

A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2020 and 2019.

	Pension Benefits Three Months Ended June 30,		OPEB Three Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$96	$89	$22	$24
Interest cost	190	221	39	47
Expected return on assets	(318)	(306)	(40)	(38)
Amortization of:
Prior service cost (benefit)	1	—	(31)	(44)
Actuarial loss	128	103	12	10
Settlement charges	6	—	—	—
Net periodic benefit cost	$103	$107	$2	$(1)

	Pension Benefits Six Months Ended June 30,		OPEB Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$193	$178	$45	$47
Interest cost	379	442	77	94
Expected return on assets	(636)	(612)	(81)	(77)
Amortization of:
Prior service cost (benefit)	2	—	(62)	(89)
Actuarial loss	256	206	24	23
Settlement charges	6	—	—	—
Net periodic benefit cost	$200	$214	$3	$(2)

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

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and OPEB Costs	2020	2019	2020	2019
Exelon	$105	$106	$203	$212
Generation	32	31	59	62
ComEd	28	23	57	47
PECO	1	3	3	5
BGE	16	16	31	30
PHI	18	24	35	48
Pepco	4	6	7	12
DPL	2	4	4	8
ACE	3	4	7	8

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Retirement Benefits

Defined Contribution Savings Plans
The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans during the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Matching Contributions	2020	2019	2020	2019
Exelon	$34	$33	$67	$64
Generation	14	14	27	28
ComEd	9	9	16	16
PECO	2	2	5	5
BGE	2	2	4	4
PHI	3	3	6	6
Pepco	1	1	2	2
DPL	—	1	1	1
ACE	1	—	1	1

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

PECO(b)	Gas	NPNS	Fixed price contracts to cover about 20% of planned natural gas purchases in support of projected firm sales.
BGE	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts for between 10-20% of forecasted system supply requirements for flowing (i.e., non-storage) gas for the November through March period.
Pepco	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
DPL	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed and Index priced contracts through full requirements contracts.
		Changes in fair value of economic hedge recorded to an offsetting regulatory asset or liability(c)	Exchange traded future contracts for 50% of estimated monthly purchase requirements each month, including purchases for storage injections.
ACE	Electricity	NPNS	Fixed price contracts for all BGS requirements through full requirements contracts.
__________

(a)	See Note 3 - Regulatory Matters of the 2019 Form 10-K for additional information.

(b)	As part of its hedging program, PECO enters into electric supply procurement contracts that do not meet the definition of a derivative instrument.

(c)	The fair value of the DPL economic hedge is not material as of June 30, 2020 and December 31, 2019 and is not presented in the fair value tables below.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments

The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation and ComEd as of June 30, 2020 and December 31, 2019:

June 30, 2020	Exelon	Generation					ComEd
Derivatives	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting (a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$570	$3,240	$70	$179	$(2,919)	$570	$—
Mark-to-market derivative assets (noncurrent assets)	466	1,582	20	77	(1,213)	466	—
Total mark-to-market derivative assets	1,036	4,822	90	256	(4,132)	1,036	—
Mark-to-market derivative liabilities (current liabilities)	(190)	(3,243)	(46)	211	2,919	(159)	(31)
Mark-to-market derivative liabilities (noncurrent liabilities)	(421)	(1,442)	(14)	109	1,213	(134)	(287)
Total mark-to-market derivative liabilities	(611)	(4,685)	(60)	320	4,132	(293)	(318)
Total mark-to-market derivative net assets (liabilities)	$425	$137	$30	$576	$—	$743	$(318)

December 31, 2019	Exelon	Generation					ComEd
Description	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral (a)(b)	Netting (a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$675	$3,506	$72	$287	$(3,190)	$675	$—
Mark-to-market derivative assets (noncurrent assets)	508	1,238	25	122	(877)	508	—
Total mark-to-market derivative assets	1,183	4,744	97	409	(4,067)	1,183	—
Mark-to-market derivative liabilities (current liabilities)	(236)	(3,713)	(38)	357	3,190	(204)	(32)
Mark-to-market derivative liabilities (noncurrent liabilities)	(380)	(1,140)	(11)	163	877	(111)	(269)
Total mark-to-market derivative liabilities	(616)	(4,853)	(49)	520	4,067	(315)	(301)
Total mark-to-market derivative net assets (liabilities)	$567	$(109)	$48	$929	$—	$868	$(301)
_________

(a)
Exelon and Generation net all available amounts allowed under the derivative authoritative guidance in the balance sheet. These amounts include unrealized derivative transactions with the same counterparty under legally enforceable master netting agreements and cash collateral. In some cases Exelon and Generation may have other offsetting exposures, subject to a master netting or similar agreement, such as trade receivables and payables, transactions that do not qualify as derivatives, letters of credit and other forms of non-cash collateral. These amounts are not material and not reflected in the table above.

(b)	Of the collateral posted/(received), $383 million and $511 million represents variation margin on the exchanges at June 30, 2020 and December 31, 2019 respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments

Economic Hedges (Commodity Price Risk)
Generation. For the three and six months ended June 30, 2020 and 2019, Exelon and Generation recognized the following net pre-tax commodity mark-to-market gains (losses) which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income Statement Location	Gain (Loss)		Gain (Loss)
Operating revenues	$24	$40	$199	$(10)
Purchased power and fuel	63	(114)	15	(84)
Total Exelon and Generation	$87	$(74)	$214	$(94)

In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of June 30, 2020, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 98%-101% and 76%-79% for 2020 and 2021, respectively.
Proprietary Trading (Commodity Price Risk)
Generation also executes commodity derivatives for proprietary trading purposes. Proprietary trading includes all contracts executed with the intent of benefiting from shifts or changes in market prices as opposed to those executed with the intent of hedging or managing risk. Gains and losses associated with proprietary trading are reported as Operating revenues in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2020 and 2019, net pre-tax commodity mark-to-market gains (losses) for Exelon and Generation were not material. The Utility Registrants do not execute derivatives for proprietary trading purposes.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation utilize interest rate swaps, which are treated as economic hedges, to manage their interest rate exposure. On July 1, 2018, Exelon de-designated its fair value hedges related to interest rate risk and Generation de-designated its cash flow hedges related to interest rate risk. The notional amounts were $1,219 million and $1,269 million at June 30, 2020 and December 31, 2019, respectively, for Exelon and $519 million and $569 million at June 30, 2020 and December 31, 2019, respectively, for Generation.
Generation utilizes foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, which are treated as economic hedges. The notional amounts were $160 million and $231 million at June 30, 2020 and December 31, 2019, respectively.
The mark-to-market derivative assets and liabilities as of June 30, 2020 and December 31, 2019 and the mark-to-market gains and losses for the three and six months ended June 30, 2020 and 2019 were not material for Exelon and Generation.
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
The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2020. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The figures in the tables below exclude credit risk exposure from individual retail counterparties, nuclear fuel procurement contracts and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX and Nodal commodity exchanges.

Rating as of June 30, 2020	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$772	$25	$747	1	$117
Non-investment grade	35	26	9
No external ratings
Internally rated — investment grade	213	1	212
Internally rated — non-investment grade	130	17	113
Total	$1,150	$69	$1,081	1	$117

Net Credit Exposure by Type of Counterparty	As of June 30, 2020
Financial institutions	$29
Investor-owned utilities, marketers, power producers	834
Energy cooperatives and municipalities	173
Other	45
Total	$1,081
_________

(a)
As of June 30, 2020, credit collateral held from counterparties where Generation had credit exposure included $31 million of cash and $38 million of letters of credit. The credit collateral does not include non-liquid collateral.

Utility Registrants. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of June 30, 2020, the Utility Registrants’ counterparty credit risk with suppliers was not material.
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
The aggregate fair value of all derivative instruments with credit-risk related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Features	June 30, 2020	December 31, 2019
Gross fair value of derivative contracts containing this feature(a)	$(969)	$(956)
Offsetting fair value of in-the-money contracts under master netting arrangements(b)	697	649
Net fair value of derivative contracts containing this feature(c)	$(272)	$(307)
_________

(a)	Amount represents the gross fair value of out-of-the-money derivative contracts containing credit-risk related contingent features ignoring the effects of master netting agreements.

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

As of June 30, 2020 and December 31, 2019, Exelon and Generation posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	June 30, 2020	December 31, 2019
Cash collateral posted	$645	$982
Letters of credit posted	224	264
Cash collateral held	110	103
Letters of credit held	76	112
Additional collateral required in the event of a credit downgrade below investment grade	1,319	1,509

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
PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE, and DPL’s credit rating. As of June 30, 2020, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE or DPL lost their investment grade

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments

credit ratings as of June 30, 2020, they could have been required to post incremental collateral to its counterparties of $24 million, $26 million and $10 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs as of June 30, 2020 and December 31, 2019. PECO had no commercial paper borrowings as of both June 30, 2020 and December 31, 2019.

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Exelon(a)	$19	$870	0.15%	2.25%
Generation	—	320	—%	1.84%
ComEd	—	130	—%	2.38%
BGE	—	76	—%	2.46%
PHI(b)	19	208	0.15%	N/A
PEPCO	14	82	0.15%	2.56%
DPL	—	56	—%	2.02%
ACE	5	70	0.15%	2.43%

__________

(a)
Includes outstanding commercial paper at Exelon Corporate of $136 million with average interest rates on commercial paper borrowings of 1.92% at December 31, 2019. Exelon Corporate had no outstanding commercial paper borrowings as of June 30, 2020.

(b)	Includes the consolidated amounts of Pepco, DPL, and ACE.
On March 19, 2020, Generation borrowed $1.5 billion on its revolving credit facility due to disruptions in the commercial paper markets as a result of COVID-19. The funds were used to refinance commercial paper. Generation repaid the $1.5 billion borrowed on the revolving credit facility on April 3, 2020. As of June 30, 2020, the available capacity on Generation’s revolving credit facility was $5 billion. See Note 16— Debt and Credit Agreements of the Exelon 2019 Form 10-K for additional information on the Registrants’ credit facilities.
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
Revolving Credit Agreements
On April 24, 2020, Exelon Corporate entered into a credit agreement establishing a $550 million 364-day revolving credit facility at a variable interest rate of LIBOR plus 1.75%. This facility will be used by Exelon as an additional source of short-term liquidity as needed.
Bilateral Credit Agreements
On May 15, 2020, Generation entered into a credit agreement establishing a $100 million bilateral credit facility. This facility will solely be used by Generation to issue letters of credit, and the maturity date is automatically renewed based on the contingency standards set within the agreement.
During the second quarter of 2020, CENG drew on its bilateral credit facility. As of June 30, 2020, there was $100 million outstanding at this facility. The bilateral credit facility with CENG is incorporated within Generation, and supports the issuance of letters of credit and funding for working capital.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Debt and Credit Agreements

Long-Term Debt
Issuance of Long-Term Debt
During the six months ended June 30, 2020, the following long-term debt was issued:

Company(a)	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Notes	4.05%	April 15, 2030	$1,250	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	4.70%	April 15, 2050	750	Repay existing indebtedness and for general corporate purposes.
Generation	Senior Notes	3.25%	June 1, 2025	900	Repay existing indebtedness and for general corporate purposes.
Generation	Energy Efficiency Project Financing(b)	3.95%	August 31, 2020	2	Funding to install energy conservation measures for the Fort Meade project.
Generation	Energy Efficiency Project Financing(b)	2.53%	April 30, 2021	1	Funding to install energy conservation measures for the Fort AP Hill project.
ComEd	First Mortgage Bonds, Series 128	2.20%	March 1, 2030	350	Repay a portion of outstanding commercial paper obligations and fund other general corporate purposes.
ComEd	First Mortgage Bonds, Series 129	3.00%	March 1, 2050	650	Repay a portion of outstanding commercial paper obligations and to fund general corporate purposes.
PECO	First and Refunding Mortgage Bonds	2.80%	June 15, 2050	350	Funding for general corporate purposes.
BGE	Senior Notes	2.90%	June 15, 2050	400	Repay commercial paper obligations and for general corporate purposes.
Pepco(c)	First Mortgage Bonds	2.53%	February 25, 2030	150	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	2.53%	June 9, 2030	100	Repay existing indebtedness and for general corporate purposes.
ACE	Tax-Exempt First Mortgage Bonds	2.25%	June 1, 2029	23	Refinance existing indebtedness.
ACE	First Mortgage Bonds	3.24%	June 9, 2050	100	Repay existing indebtedness and for general corporate purposes.

__________

(a)	On July 1, 2020, DPL issued $78 million of tax-exempt bonds maturing on January 1, 2031. The bonds have a 1.05% interest rate through July 2025.

(b)	For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.

(c)
On February 25, 2020, Pepco entered into a purchase agreement of First Mortgage Bonds for $150 million at 3.28% due on September 23, 2050. The closing date of the issuance is expected to occur in September 2020.

Debt Covenants
As of June 30, 2020, the Registrants are in compliance with debt covenants.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Debt and Credit Agreements

As of June 30, 2020, approximately $475 million was outstanding. In addition, Generation has issued letters of credit to support its equity investment in the project. As of June 30, 2020, Generation had $37 million in letters of credit outstanding related to the project. In 2017, Generation’s interests in Antelope Valley were also contributed to and are pledged as collateral for the EGR IV financing structure referenced below.
Antelope Valley sells all of its output to PG&E through a PPA. On January 29, 2019, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code, which created an event of default for Antelope Valley’s nonrecourse debt that provided the lender with a right to accelerate amounts outstanding under the loan such that they would become immediately due and payable. As a result of the event of default and in the absence of a waiver from the lender foregoing their acceleration rights, the debt was reclassified as current in Exelon’s and Generation’s Consolidated Balance Sheets in the first quarter of 2019. Further, distributions from Antelope Valley to EGR IV were suspended.
The United States Bankruptcy Court entered an order on June 20, 2020 confirming PG&E’s plan of reorganization. On July 1, 2020 the plan became effective, and PG&E emerged from bankruptcy. On July 21, 2020, Antelope Valley received a waiver from the DOE for the event of default and, as such, the debt has been classified as noncurrent as of June 30, 2020 and distributions from Antelope Valley to EGR IV are now permitted.
See Note 8 — Asset Impairments for additional information.
ExGen Renewables IV.  In November 2017, EGR IV, an indirect subsidiary of Exelon and Generation, entered into an $850 million nonrecourse senior secured term loan credit facility agreement. Generation’s interests in EGRP, Antelope Valley, SolGen, and Albany Green Energy were all contributed to and are pledged as collateral for this financing. The loan is scheduled to mature on November 28, 2024. As of June 30, 2020, approximately $775 million was outstanding.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2020 and December 31, 2019. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented on their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	June 30, 2020				December 31, 2019
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$38,626	$41,531	$3,080	$44,611	$36,039	$37,453	$2,580	$40,033
Generation	7,433	6,761	1,418	8,179	7,974	7,304	1,366	8,670
ComEd	9,480	11,433	—	11,433	8,491	9,848	—	9,848
PECO	3,752	4,453	50	4,503	3,405	3,868	50	3,918
BGE	3,663	4,203	—	4,203	3,270	3,649	—	3,649
PHI	6,890	6,016	1,612	7,628	6,563	5,902	1,164	7,066
Pepco	3,013	3,270	576	3,846	2,864	3,198	388	3,586
DPL	1,675	1,444	443	1,887	1,567	1,408	311	1,719
ACE	1,420	1,040	593	1,633	1,327	1,026	464	1,490
Long-Term Debt to Financing Trusts(a)
Exelon	$390	$—	$409	$409	$390	$—	$428	$428
ComEd	205	—	216	216	205	—	227	227
PECO	184	—	192	192	184	—	201	201
SNF Obligation
Exelon	$1,206	$999	$—	$999	$1,199	$1,055	$—	$1,055
Generation	1,206	999	—	999	1,199	1,055	—	1,055
____

(a)	Includes unamortized debt issuance costs which are not fair valued.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2020 and December 31, 2019:
Exelon and Generation

	Exelon					Generation
As of June 30, 2020	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$1,864	$—	$—	$—	$1,864	$162	$—	$—	$—	$162
NDT fund investments
Cash equivalents(b)	345	78	—	—	423	345	78	—	—	423
Equities	3,080	1,599	—	1,280	5,959	3,080	1,599	—	1,280	5,959
Fixed income
Corporate debt	—	1,501	270	—	1,771	—	1,501	270	—	1,771
U.S. Treasury and agencies	1,864	116	—	—	1,980	1,864	116	—	—	1,980
Foreign governments	—	42	—	—	42	—	42	—	—	42
State and municipal debt	—	94	—	—	94	—	94	—	—	94
Other	—	29	—	965	994	—	29	—	965	994
Fixed income subtotal	1,864	1,782	270	965	4,881	1,864	1,782	270	965	4,881
Private credit	—	—	229	510	739	—	—	229	510	739
Private equity	—	—	—	423	423	—	—	—	423	423
Real estate	—	—	—	647	647	—	—	—	647	647
NDT fund investments subtotal(c)(d)	5,289	3,459	499	3,825	13,072	5,289	3,459	499	3,825	13,072
Rabbi trust investments
Cash equivalents	50	—	—	—	50	4	—	—	—	4
Mutual funds	79	—	—	—	79	25	—	—	—	25
Fixed income	—	10	—	—	10	—	—	—	—	—
Life insurance contracts	—	77	43	—	120	—	24	—	—	24
Rabbi trust investments subtotal	129	87	43	—	259	29	24	—	—	53
Commodity derivative assets
Economic hedges	770	2,382	1,670	—	4,822	770	2,382	1,670	—	4,822
Proprietary trading	—	47	43	—	90	—	47	43	—	90
Effect of netting and allocation of collateral(e)(f)	(849)	(2,124)	(903)	—	(3,876)	(849)	(2,124)	(903)	—	(3,876)
Commodity derivative assets subtotal	(79)	305	810	—	1,036	(79)	305	810	—	1,036
DPP consideration	—	635	—	—	635	—	635	—	—	635
Total assets	7,203	4,486	1,352	3,825	16,866	5,401	4,423	1,309	3,825	14,958

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of June 30, 2020	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(933)	(2,541)	(1,529)	—	(5,003)	(933)	(2,541)	(1,211)	—	(4,685)
Proprietary trading	—	(44)	(16)	—	(60)	—	(44)	(16)	—	(60)
Effect of netting and allocation of collateral(e)(f)	933	2,443	1,076	—	4,452	933	2,443	1,076	—	4,452
Commodity derivative liabilities subtotal	—	(142)	(469)	—	(611)	—	(142)	(151)	—	(293)
Deferred compensation obligation	—	(127)	—	—	(127)	—	(35)	—	—	(35)
Total liabilities	—	(269)	(469)	—	(738)	—	(177)	(151)	—	(328)
Total net assets	$7,203	$4,217	$883	$3,825	$16,128	$5,401	$4,246	$1,158	$3,825	$14,630

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of December 31, 2019	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$639	$—	$—	$—	$639	$214	$—	$—	$—	$214
NDT fund investments
Cash equivalents(b)	365	87	—	—	452	365	87	—	—	452
Equities	3,353	1,753	—	1,388	6,494	3,353	1,753	—	1,388	6,494
Fixed income
Corporate debt	—	1,469	257	—	1,726	—	1,469	257	—	1,726
U.S. Treasury and agencies	1,808	131	—	—	1,939	1,808	131	—	—	1,939
Foreign governments	—	42	—	—	42	—	42	—	—	42
State and municipal debt	—	90	—	—	90	—	90	—	—	90
Other	—	33	—	953	986	—	33	—	953	986
Fixed income subtotal	1,808	1,765	257	953	4,783	1,808	1,765	257	953	4,783
Private credit	—	—	254	508	762	—	—	254	508	762
Private equity	—	—	—	402	402	—	—	—	402	402
Real estate	—	—	—	607	607	—	—	—	607	607
NDT fund investments subtotal(c)(d)	5,526	3,605	511	3,858	13,500	5,526	3,605	511	3,858	13,500
Rabbi trust investments
Cash equivalents	50	—	—	—	50	4	—	—	—	4
Mutual funds	81	—	—	—	81	25	—	—	—	25
Fixed income	—	12	—	—	12	—	—	—	—	—
Life insurance contracts	—	78	41	—	119	—	25	—	—	25
Rabbi trust investments subtotal	131	90	41	—	262	29	25	—	—	54
Commodity derivative assets
Economic hedges	768	2,491	1,485	—	4,744	768	2,491	1,485	—	4,744
Proprietary trading	—	37	60	—	97	—	37	60	—	97
Effect of netting and allocation of collateral(e)(f)	(908)	(2,162)	(588)	—	(3,658)	(908)	(2,162)	(588)	—	(3,658)
Commodity derivative assets subtotal	(140)	366	957	—	1,183	(140)	366	957	—	1,183
Total assets	6,156	4,061	1,509	3,858	15,584	5,629	3,996	1,468	3,858	14,951

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of December 31, 2019	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Liabilities
Commodity derivative liabilities
Economic hedges	(1,071)	(2,855)	(1,228)	—	(5,154)	(1,071)	(2,855)	(927)	—	(4,853)
Proprietary trading	—	(34)	(15)	—	(49)	—	(34)	(15)	—	(49)
Effect of netting and allocation of collateral(e)(f)	1,071	2,714	802	—	4,587	1,071	2,714	802	—	4,587
Commodity derivative liabilities subtotal	—	(175)	(441)	—	(616)	—	(175)	(140)	—	(315)
Deferred compensation obligation	—	(147)	—	—	(147)	—	(41)	—	—	(41)
Total liabilities	—	(322)	(441)	—	(763)	—	(216)	(140)	—	(356)
Total net assets	$6,156	$3,739	$1,068	$3,858	$14,821	$5,629	$3,780	$1,328	$3,858	$14,595
_________

(a)
Exelon excludes cash of $684 million and $373 million at June 30, 2020 and December 31, 2019, respectively, and restricted cash of $132 million and $110 million at June 30, 2020 and December 31, 2019, respectively, and includes long-term restricted cash of $178 million and $177 million at June 30, 2020 and December 31, 2019, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. Generation excludes cash of $401 million and $177 million at June 30, 2020 and December 31, 2019, respectively, and restricted cash of $73 million and $58 million at June 30, 2020 and December 31, 2019, respectively.

(b)
Includes $101 million and $90 million of cash received from outstanding repurchase agreements at June 30, 2020 and December 31, 2019, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (d) below.

(c)
Includes derivative assets of less than $1 million and $2 million, which have total notional amounts of $769 million and $724 million at June 30, 2020 and December 31, 2019, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the fiscal years ended and do not represent the amount of Exelon and Generation's exposure to credit or market loss.

(d)
Excludes net liabilities of $155 million and $147 million at June 30, 2020 and December 31, 2019, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.

(e)
Collateral posted/(received) from counterparties totaled $84 million, $319 million and $173 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of June 30, 2020. Collateral posted/(received) from counterparties, net of collateral paid to counterparties, totaled $163 million, $551 million and $214 million allocated to Level 1, Level 2 and Level 3 mark-to-market derivatives, respectively, as of December 31, 2019.

(f)	Of the collateral posted/(received), $383 million and $511 million represents variation margin on the exchanges as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, Exelon and Generation have outstanding commitments to invest in fixed income, private credit, private equity and real estate investments of approximately $58 million, $147 million, $316 million, and $410 million, respectively. These commitments will be funded by Generation’s existing NDT funds.
Exelon and Generation hold investments without readily determinable fair values with carrying amounts of $76 million and $66 million as of June 30, 2020, respectively. Changes in fair value, cumulative adjustments and impairments were not material for the three and six months ended June 30, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

ComEd, PECO and BGE

	ComEd				PECO				BGE
As of June 30, 2020	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$578	$—	$—	$578	$353	$—	$—	$353	$188	$—	$—	$188
Rabbi trust investments
Mutual funds	—	—	—	—	8	—	—	8	10	—	—	10
Life insurance contracts	—	—	—	—	—	11	—	11	—	—	1	1
Rabbi trust investments subtotal	—	—	—	—	8	11	—	19	10	—	1	11
Total assets	578	—	—	578	361	11	—	372	198	—	1	199
Liabilities
Deferred compensation obligation	—	(6)	—	(6)	—	(8)	—	(8)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(318)	(318)	—	—	—	—	—	—	—	—
Total liabilities	—	(6)	(318)	(324)	—	(8)	—	(8)	—	(5)	—	(5)
Total net assets (liabilities)	$578	$(6)	$(318)	$254	$361	$3	$—	$364	$198	$(5)	$1	$194

	ComEd				PECO				BGE
As of December 31, 2019	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$280	$—	$—	$280	$15	$—	$—	$15	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	8	—	—	8	8	—	—	8
Life insurance contracts	—	—	—	—	—	11	—	11	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	8	11	—	19	8	—	—	8
Total assets	280	—	—	280	23	11	—	34	8	—	—	8
Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(9)	—	(9)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(301)	(301)	—	—	—	—	—	—	—	—
Total liabilities	—	(8)	(301)	(309)	—	(9)	—	(9)	—	(5)	—	(5)
Total net assets (liabilities)	$280	$(8)	$(301)	$(29)	$23	$2	$—	$25	$8	$(5)	$—	$3
_________

(a)
ComEd excludes cash of $109 million and $90 million at June 30, 2020 and December 31, 2019, respectively, and restricted cash of $37 million and $33 million at June 30, 2020 and December 31, 2019, respectively, and includes long-term restricted cash of $166 million and $163 million at June 30, 2020 and December 31, 2019, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.  PECO excludes cash of $34 million and $12 million at June 30, 2020 and December 31, 2019, respectively.  BGE excludes cash of $7 million and $24 million at June 30, 2020 and December 31, 2019, respectively, and restricted cash of $1 million at both June 30, 2020 and December 31, 2019.

(b)
The Level 3 balance consists of the current and noncurrent liability of $31 million and $287 million, respectively, at June 30, 2020, and $32 million and $269 million, respectively, at December 31, 2019, related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

PHI, Pepco, DPL and ACE

	As of June 30, 2020				As of December 31, 2019
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$50	$—	$—	$50	$124	$—	$—	$124
Rabbi trust investments
Cash equivalents	44	—	—	44	44	—	—	44
Mutual funds	13	—	—	13	14	—	—	14
Fixed income	—	10	—	10	—	12	—	12
Life insurance contracts	—	24	43	67	—	24	41	65
Rabbi trust investments subtotal	57	34	43	134	58	36	41	135
Total assets	107	34	43	184	182	36	41	259
Liabilities
Deferred compensation obligation	—	(16)	—	(16)	—	(19)	—	(19)
Total liabilities	—	(16)	—	(16)	—	(19)	—	(19)
Total net assets	$107	$18	$43	$168	$182	$17	$41	$240

	Pepco				DPL				ACE
As of June 30, 2020	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$34	$—	$—	$34	$—	$—	$—	$—	$14	$—	$—	$14
Rabbi trust investments
Cash equivalents	43	—	—	43	—	—	—	—	—	—	—	—
Fixed income	—	2	—	2	—	—	—	—	—	—	—	—
Life insurance contracts	—	24	42	66	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	43	26	42	111	—	—	—	—	—	—	—	—
Total assets	77	26	42	145	—	—	—	—	14	—	—	14
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$77	$24	$42	$143	$—	$—	$—	$—	$14	$—	$—	$14

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2019	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$34	$—	$—	$34	$—	$—	$—	$—	$16	$—	$—	$16
Rabbi trust investments
Cash equivalents	43	—	—	43	—	—	—	—	—	—	—	—
Fixed income	—	2	—	2	—	—	—	—	—	—	—	—
Life insurance contracts	—	24	41	65	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	43	26	41	110	—	—	—	—	—	—	—	—
Total assets	77	26	41	144	—	—	—	—	16	—	—	16
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets (liabilities)	$77	$24	$41	$142	$—	$—	$—	$—	$16	$—	$—	$16
_________

(a)
PHI excludes cash of $36 million and $57 million at June 30, 2020 and December 31, 2019, respectively, and includes long-term restricted cash of $11 million and $14 million at June 30, 2020 and December 31, 2019, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.  Pepco excludes cash of $18 million and $29 million at June 30, 2020 and December 31, 2019, respectively. DPL excludes cash of $6 million and $13 million at June 30, 2020 and December 31, 2019, respectively. ACE excludes cash of $8 million and $12 million at June 30, 2020 and December 31, 2019, respectively, and includes long-term restricted cash of $11 million and $14 million at June 30, 2020 and December 31, 2019, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2020 and 2019:

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended June 30, 2020	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation

Balance as of March 31, 2020	$1,088	$498	$862		$1,360	$(314)		$42	$—
Total realized / unrealized gains (losses)
Included in net income	(166)	(1)	(166)	(a)	(167)	—		1	—
Included in regulatory assets/liabilities	(4)	—	—		—	(4)	(b)	—	—
Change in collateral	(42)	—	(42)		(42)	—		—	—
Purchases, sales, issuances and settlements
Purchases	30	3	27		30	—		—	—
Sales	(2)	—	(2)		(2)	—		—	—
Settlements	(1)	(1)	—		(1)	—		—	—
Transfers into Level 3	(9)	—	(9)	(c)	(9)	—		—	—
Transfers out of Level 3	(11)	—	(11)	(c)	(11)	—		—	—
Balance at June 30, 2020	$883	$499	$659		$1,158	$(318)		$43	$—
The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2020	$(72)	$(1)	$(72)		$(73)	$—		$1	$—

	Exelon	Generation				ComEd		PHI and Pepco
Six months ended June 30, 2020	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2019	$1,068	$511	$817		$1,328	$(301)		$41	$—
Total realized / unrealized gains (losses)
Included in net income	(156)	(2)	(156)	(a)	(158)	—		2	—
Included in noncurrent payables to affiliates	—	(1)	—		(1)	—		—	1
Included in regulatory assets	(18)	—	—		—	(17)	(b)	—	(1)
Change in collateral	(41)	—	(41)		(41)	—		—	—
Purchases, sales, issuances and settlements
Purchases	71	6	65		71	—		—	—
Sales	(24)	—	(24)		(24)	—		—	—
Settlements	(15)	(15)	—		(15)	—		—	—
Transfers into Level 3	(6)	—	(6)	(c)	(6)	—		—	—
Transfers out of Level 3	4	—	4	(c)	4	—		—	—
Balance as of June 30, 2020	$883	$499	$659		$1,158	$(318)		$43	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2020	$115	$(2)	$115		$113	$—		$2	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended June 30, 2019	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of March 31, 2019	$838	$540	$499		$1,039	$(240)		$39	$—
Total realized / unrealized gains (losses)
Included in net income	275	2	272	(a)	274	—		1	—
Included in noncurrent payables to affiliates	—	10	—		10	—		—	(10)
Included in regulatory assets	(23)	—	—		—	(33)	(b)	—	10
Change in collateral	106	—	106		106	—		—	—
Purchases, sales, issuances and settlements
Purchases	51	40	11		51	—		—	—
Sales	(1)	—	(1)		(1)	—		—	—
Settlements	(53)	(53)	—		(53)	—		—	—
Transfers into Level 3	3	—	3	(c)	3	—		—	—
Transfers out of Level 3	(17)	—	(17)	(c)	(17)	—		—	—
Balance as of June 30, 2019	$1,179	$539	$873		$1,412	$(273)		$40	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2019	$339	$1	$337		$338	$—		$1	$—

	Exelon	Generation				ComEd		PHI and Pepco
Six Months Ended June 30, 2019	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2018	$907	$543	$575		$1,118	$(249)		$38	$—
Total realized / unrealized gains (losses)
Included in net income	46	3	41	(a)	44	—		2	—
Included in noncurrent payables to affiliates	—	21	—		21	—		—	(21)
Included in regulatory assets	(3)	—	—		—	(24)	(b)	—	21
Change in collateral	187	—	187		187	—		—	—
Purchases, sales, issuances and settlements
Purchases	110	42	68		110	—		—	—
Sales	(1)	—	(1)		(1)	—		—	—
Settlements	(70)	(70)	—		(70)	—		—	—
Transfers into Level 3	3	—	3	(c)	3	—		—	—
Transfers out of Level 3	—	—	—	(c)	—	—		—	—
Balance as of June 30, 2019	$1,179	$539	$873		$1,412	$(273)		$40	$—
The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2019	$191	$3	$186		$189	$—		$2	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

__________

(a)
Includes a reduction for the reclassification of $94 million and $271 million of realized losses due to the settlement of derivative contracts for the three and six months ended June 30, 2020. Includes a reduction for the reclassification of $65 million and $145 million of realized losses due to the settlement of derivative contracts for the three and six months ended June 30, 2019.

(b)
Includes $12 million of decreases in fair value and an increase for realized losses due to settlements of $8 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2020. Includes $35 million of decreases in fair value and an increase for realized losses due to settlements of $18 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2020. Includes $41 million of decreases in fair value and an increase for realized losses due to settlements of $8 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2019. Includes $37 million of decreases in fair value and an increase for realized losses due to settlements of $13 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2019.

(c)
Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.

The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2020 and 2019:

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total realized (losses) gains for the three months ended June 30, 2020	$(137)	$(29)	$1	$—	$(137)	$(29)	$—	$1
Total realized (losses) gains for the six months ended June 30, 2020	(65)	(91)	2	—	(65)	(91)	—	2
Total unrealized (losses) gains for the three months ended June 30, 2020	(39)	(33)	1	(1)	(39)	(33)	(1)	1
Total unrealized gains (losses) for the six months ended June 30, 2020	166	(51)	2	(2)	166	(51)	(2)	2

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total realized gains (losses) for the three months ended June 30, 2019	$275	$(3)	$1	$2	$275	$(3)	$2	$1
Total realized gains (losses) for the six months ended June 30, 2019	147	(106)	2	3	147	(106)	3	2
Total unrealized gains (losses) for the three months ended June 30, 2019	360	(23)	1	1	360	(23)	1	1
Total unrealized gains (losses) gains for the six months ended June 30, 2019	269	(83)	2	3	269	(83)	3	2

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
Deferred Purchase Price Consideration (Exelon and Generation)
Exelon and Generation have DPP consideration for the sale of certain receivables of retail electricity at Generation. This amount is valued based on the sales price of the receivables net of allowance for credit losses based on accounts receivable aging historical experience coupled with specific identification through a credit monitoring process, which considers current conditions and forward-looking information such as industry trends, macroeconomic factors, changes in the regulatory environment, external credit ratings, publicly available news, payment status, payment history, and the exercise of collateral calls. Since the DPP consideration is based on the sales price of the receivables, it is categorized as Level 2 in the fair value hierarchy. See Note 5 - Accounts Receivable for additional information on the sale of certain receivables.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

Mark-to-Market Derivatives (Exelon, Generation and ComEd)
The table below discloses the significant inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at June 30, 2020	Fair Value at December 31, 2019	Valuation Technique	Unobservable Input	2020 Range & Arithmetic Average				2019 Range & Arithmetic Average
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(b)	$459	$558	Discounted Cash Flow	Forward power price	$7	-	$148	$28	$9	-	$180	$29
				Forward gas price	$1.45	-	$7.66	$2.58	$0.83	-	$10.72	$2.55
			Option Model	Volatility percentage	9%	-	522%	92%	8%	-	236%	70%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(b)	$27	$45	Discounted Cash Flow	Forward power price	$13	-	$148	$32	$25	-	$180	$33

Mark-to-market derivatives (Exelon and ComEd)	$(318)	$(301)	Discounted Cash Flow	Forward heat rate(c)	8x	-	9x	8.85x	9x	-	10x	9.68x
				Marketability reserve	4%	-	8%	5.24%	3%	-	7%	4.95%
				Renewable factor	93%	-	122%	100%	91%	-	123%	99%

_________

(a)	The valuation techniques, unobservable inputs, ranges and arithmetic averages are the same for the asset and liability positions.

(b)	The fair values do not include cash collateral posted on level three positions of $173 million and $214 million as of June 30, 2020 and December 31, 2019, respectively.

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
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL and ACE as of June 30, 2020:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	91	72	60	7	5

_________

(a)	Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.
In addition, Exelon is committed to develop or to assist in the commercial development of approximately 37 MWs of new solar generation in Maryland, District of Columbia, and Delaware at an estimated cost of approximately $127 million, which will generate future earnings at Exelon and Generation. Investment costs, which are expected to be primarily capital in nature, are recognized as incurred and recorded in Exelon's and Generation's financial statements. As of June 30, 2020, 27 MWs of new generation were developed and Exelon and Generation have incurred costs of $123 million. Exelon has also committed to purchase 100 MWs of wind energy in PJM. DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DPSC in 2019. The third and final 40 MW wind REC tranche will be conducted in 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of June 30, 2020, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2020	2021	2022	2023	2024	2025 and beyond
Exelon
Letters of credit	$1,291	$475	$816	$—	$—	$—	$—
Surety bonds(a)	902	550	335	17	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	28	1	2	4	3	7	11
Total commercial commitments	$2,599	$1,026	$1,153	$21	$3	$7	$389

Generation
Letters of credit	$1,276	$467	$809	$—	$—	$—	$—
Surety bonds(a)	754	479	258	17	—	—	—
Total commercial commitments	$2,030	$946	$1,067	$17	$—	$—	$—

ComEd
Letters of credit	$7	$4	$3	$—	$—	$—	$—
Surety bonds(a)	15	8	7	—	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$222	$12	$10	$—	$—	$—	$200

PECO
Surety bonds(a)	$6	$4	$2	$—	$—	$—	$—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$184	$4	$2	$—	$—	$—	$178

BGE
Letters of credit	$2	$2	$—	$—	$—	$—	$—
Surety bonds(a)	3	2	1	—	—	—	—
Total commercial commitments	$5	$4	$1	$—	$—	$—	$—

PHI
Surety bonds(a)	$22	$6	$16	$—	$—	$—	$—
Guaranteed lease residual values(b)	28	1	2	4	3	7	11
Total commercial commitments	$50	$7	$18	$4	$3	$7	$11

Pepco
Surety bonds(a)	$14	$1	$13	$—	$—	$—	$—
Guaranteed lease residual values(b)	9	—	1	1	1	2	4
Total commercial commitments	$23	$1	$14	$1	$1	$2	$4

DPL
Surety bonds(a)	$4	$3	$1	$—	$—	$—	$—
Guaranteed lease residual values(b)	12	—	1	2	1	4	4
Total commercial commitments	$16	$3	$2	$2	$1	$4	$4

ACE
Surety bonds(a)	$4	$2	$2	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	1	—	1	1	1	3
Total commercial commitments	$11	$3	$2	$1	$1	$1	$3
_________

(a)	Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

(b)
Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $74 million guaranteed by Exelon and PHI, of which $25 million, $31 million and $18 million is guaranteed by Pepco, DPL and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

As of June 30, 2020 and December 31, 2019, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

	June 30, 2020		December 31, 2019
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$463	$309	$478	$320
Generation	103	—	105	—
ComEd	293	292	304	303
PECO	19	17	19	17
BGE	2	—	2	—
PHI	46	—	48	—
Pepco	44	—	46	—
DPL	1	—	1	—
ACE	1	—	1	—
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
In August 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri. The Latty Avenue site is included in ComEd’s (now Generation's) indemnification responsibilities discussed above as part of the sale of Cotter. The radioactive residues had been generated initially in connection with the processing of uranium ores as part of the U.S. Government’s Manhattan Project. Cotter purchased the residues in 1969 for initial processing at the Latty Avenue facility for the subsequent extraction of uranium and metals. In 1976, the NRC found that the Latty Avenue site had radiation levels exceeding NRC criteria for decontamination of land areas. Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under FUSRAP. Pursuant to a series of annual agreements since 2011, the DOJ and the PRPs have tolled the statute of limitations until February 28, 2021 so that settlement discussions can proceed. On August 3, 2020, the DOJ advised Cotter and the other PRPs that it is seeking approximately $90 million from all the PRPs and that the PRPs must submit a good faith joint proposed settlement offer by December 1, 2020. Generation has determined that a loss associated with this matter is probable under its indemnification agreement with Cotter and has recorded an estimated liability, which is included in the table above.
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
Since 2013, Pepco and Pepco Energy Services (now Generation, pursuant to Exelon's 2016 acquisition of PHI) have been performing RI work and have submitted multiple draft RI reports to the DOEE. In September 2019, Pepco and Generation issued a draft “final” RI report which DOEE approved and on October 4, 2019 released this document for review and comment by the public. The 45-day comment period ended on November 18, 2019 and a public meeting was held by Pepco on November 2, 2019. Pepco and Generation will proceed to develop a FS to evaluate possible remedial alternatives for submission to DOEE. The Court has established a schedule for completion of the FS, and approval by the DOEE, by September 16, 2021.
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
Pepco has determined that it is probable that costs for remediation will be incurred and recorded a liability in the third quarter 2019 for management’s best estimate of its share of those costs based on DOEE’s stated position following a series of meetings attended by representatives from the Anacostia Leadership Council and the Consultative Working Group. On December 27, 2019, DOEE released for review and comment by the public a Focused Feasibility Study (FFS) and a Proposed Plan (PP). The FFS and PP will be the basis for the Interim ROD, which is expected to be completed in September 2020. The FFS and PP are consistent with the DOEE’s stated position to follow an adaptive management approach which will allow several identified “hot spots” in the river to be addressed first while continuing to conduct studies and to monitor the river to evaluate improvements and determine potential future remediation plans. The adaptive management process chosen by DOEE is less intrusive, provides more long-term environmental certainty, is less costly, and allows for site specific remediation plans already underway, including the plan for the Benning Road site to proceed to conclusion. Pepco concluded that incremental exposure remains reasonably possible, however management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
At June 30, 2020 and December 31, 2019, Exelon and Generation had recorded estimated liabilities of approximately $92 million and $83 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2020, approximately $26 million of this amount related to 268 open claims presented to Generation, while the remaining $66 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether adjustments to the estimated liabilities are necessary.
It is reasonably possible that additional exposure to estimated future asbestos-related bodily injury claims in excess of the amount accrued could have a material, unfavorable impact on Exelon’s and Generation’s financial statements. However, management cannot reasonably estimate a range of loss beyond the amounts recorded.
City of Everett Tax Increment Financing Agreement (Exelon and Generation). On April 10, 2017, the City of Everett petitioned the Massachusetts Economic Assistance Coordinating Council (EACC) to revoke the 1999 tax increment financing agreement (TIF Agreement) relating to Mystic Units 8 and 9 on the grounds that the total investment in Mystic Units 8 and 9 materially deviates from the investment set forth in the TIF Agreement. On October 31, 2017, a three-member panel of the EACC conducted an administrative hearing on the City’s petition. On November 30, 2017, the hearing panel issued a tentative decision denying the City’s petition, finding that there was no material misrepresentation that would justify revocation of the TIF Agreement. On December 13, 2017, the tentative decision was adopted by the full EACC. On January 12, 2018, the City filed a complaint in Massachusetts

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies

Superior Court requesting, among other things, that the court set aside the EACC’s decision, grant the City’s request to decertify the Project and the TIF Agreement, and award the City damages for alleged underpaid taxes over the period of the TIF Agreement. On January 8, 2020, the Massachusetts Superior Court affirmed the decision of the EACC denying the City's petition. The City had until March 9, 2020 to appeal the decision and did not. As a result, the decision is final and the case is resolved. It is reasonably possible that property taxes assessed in future periods, including those following the expiration of the TIF Agreement on June 30, 2020, could be material to Generation’s financial statements.
Subpoenas (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it had also opened an investigation into their lobbying activities. On July 17, 2020, ComEd entered into a Deferred Prosecution Agreement (DPA) with the USAO to resolve the USAO investigation. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including payment to the United States Treasury of $200 million, with $100 million payable within thirty days of the filing of the DPA with the United States District Court for the Northern District of Illinois and an additional $100 million within ninety days of such filing date. The payments were recorded within Operating and maintenance expense in Exelon’s and ComEd’s Consolidated Statements of Operations and Comprehensive Income in the second quarter of 2020. The payments will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon.
Exelon was not made a party to the DPA, and therefore the investigation by the USAO into Exelon’s activities ends with no charges being brought against Exelon.
The SEC’s investigation remains ongoing and Exelon and ComEd have cooperated fully and intend to continue to cooperate fully with the SEC. Exelon and ComEd cannot predict the outcome of the SEC investigation. No loss contingency has been reflected in Exelon's and ComEd's consolidated financial statements with respect to the SEC investigation, as this contingency is neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss as this matter is subject to change.
Subsequent to Exelon announcing the receipt of the subpoenas, a putative class action lawsuit was filed against Exelon and certain officers of Exelon and ComEd alleging misrepresentations or omissions purporting to relate to matters that are the subject of the subpoenas and the SEC investigation. In addition, a derivative shareholder lawsuit was filed against Exelon, its directors and certain officers of Exelon and ComEd alleging, among other things, breaches of fiduciary duties also purporting to relate to matters that are the subject of the subpoenas and the SEC investigation. On July 28, 2020, plaintiff voluntarily dismissed this derivative action without prejudice to refile. Two additional putative class actions have been filed on July 27 and July 28, 2020. The first putative class action lawsuit against ComEd and Exelon has been filed in Illinois state court and seeks restitution and compensatory damages on behalf of ComEd customers. The second putative class action lawsuit against ComEd has been filed in federal court and alleges civil violations of federal racketeering laws. On August 2, 2020, plaintiffs in the federal lawsuit requested that ComEd waive service, which would make ComEd’s response due in October 2020. Both putative class action lawsuits relate to the conduct alleged in the DPA. No loss contingencies have been reflected in Exelon’s and ComEd’s consolidated financial statements with respect to these matters, as such contingencies are neither probable nor reasonably estimable at this time. Management is currently unable to estimate a range of reasonably possible loss due to the early stages of the lawsuits.
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
15. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended June 30, 2020	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(3)	$(3,135)	$(35)	$(3,173)
OCI before reclassifications	—	2	2	4
Amounts reclassified from AOCI	—	37	—	37
Net current-period OCI	—	39	2	41
Ending balance	$(3)	$(3,096)	$(33)	$(3,132)

Three Months Ended June 30, 2019	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	AOCI of Investments in Unconsolidated Affiliates (b)	Total
Beginning balance	$(2)	$(2,978)	$(31)	$(1)	$(3,012)
OCI before reclassifications	—	(1)	2	(1)	—
Amounts reclassified from AOCI	—	22	—	—	22
Net current-period OCI	—	21	2	(1)	22
Ending balance	$(2)	$(2,957)	$(29)	$(2)	$(2,990)

Six Months Ended June 30, 2020	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(2)	$(3,165)	$(27)	$(3,194)
OCI before reclassifications	(1)	(5)	(6)	(12)
Amounts reclassified from AOCI	—	74	—	74
Net current-period OCI	(1)	69	(6)	62
Ending balance	$(3)	$(3,096)	$(33)	$(3,132)

Six Months Ended June 30, 2019	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	AOCI of Investments in Unconsolidated Affiliates (b)	Total
Beginning balance	$(2)	$(2,960)	$(33)	$—	$(2,995)
OCI before reclassifications	—	(39)	4	(2)	(37)
Amounts reclassified from AOCI	—	42	—	—	42
Net current-period OCI	—	3	4	(2)	5
Ending balance	$(2)	$(2,957)	$(29)	$(2)	$(2,990)

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

(b)	All amounts are net of noncontrolling interests.
The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$4	$6	$8	$12
Actuarial loss reclassified to periodic benefit cost	(17)	(13)	(34)	(26)
Pension and non-pension postretirement benefit plans valuation adjustment	—	—	3	14

16. Variable Interest Entities (Exelon, Generation, PHI and ACE)
At June 30, 2020 and December 31, 2019, Exelon, Generation, PHI and ACE collectively consolidated several VIEs or VIE groups for which the applicable Registrant was the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which the applicable Registrant does not have the power to direct the entities’ activities and, accordingly, was not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements of Exelon, Generation, PHI and ACE as of June 30, 2020 and December 31, 2019. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnote to the table below, are such that creditors, or beneficiaries, do not have recourse to the general credit of Exelon, Generation, PHI and ACE.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Variable Interest Entities

	June 30, 2020				December 31, 2019
	Exelon	Generation	PHI (a)	ACE	Exelon	Generation	PHI (a)	ACE
Cash and cash equivalents	$114	$114	$—	$—	$163	$163	$—	$—
Restricted cash and cash equivalents	105	102	3	3	88	85	3	3
Accounts receivable
Customer	145	145	—	—	151	151	—	—
Other	38	38	—	—	39	39	—	—
Unamortized energy contract assets (b)	22	22	—	—	23	23	—	—
Inventories, net
Materials and supplies	236	236	—	—	227	227	—	—
Other current assets	675	671	4	—	32	31	1	—
Total current assets	1,335	1,328	7	3	723	719	4	3
Property, plant and equipment, net (c)	5,939	5,939	—	—	6,022	6,022	—	—
Nuclear decommissioning trust funds	2,642	2,642	—	—	2,741	2,741	—	—
Unamortized energy contract assets (b)	258	258	—	—	250	250	—	—
Other noncurrent assets	44	30	14	11	89	73	16	14
Total noncurrent assets	8,883	8,869	14	11	9,102	9,086	16	14
Total assets	$10,218	$10,197	$21	$14	$9,825	$9,805	$20	$17
Long-term debt due within one year	$191	$167	$24	$20	$544	$523	$21	$20
Accounts payable	71	71	—	—	106	106	—	—
Accrued expenses	60	60	—	—	70	70	—	—
Unamortized energy contract liabilities	6	6	—	—	8	8	—	—
Other current liabilities	6	6	—	—	3	3	—	—
Total current liabilities	334	310	24	20	731	710	21	20
Long-term debt	947	934	13	11	527	504	23	21
Asset retirement obligations (d)	2,182	2,182	—	—	2,128	2,128	—	—
Unamortized energy contract liabilities	1	1	—	—	1	1	—	—
Other noncurrent liabilities	80	80	—	—	89	89	—	—
Total noncurrent liabilities	3,210	3,197	13	11	2,745	2,722	23	21
Total liabilities	$3,544	$3,507	$37	$31	$3,476	$3,432	$44	$41
_________

(a)	Includes certain purchase accounting adjustments not pushed down to the ACE standalone entity.

(b)	These are unrestricted assets to Exelon and Generation.

(c)	Exelon’s and Generation’s balances include unrestricted assets of $1 million and $20 million as of June 30, 2020 and December 31, 2019.

(d)	Exelon’s and Generation’s balances include liabilities with recourse of $2 million and $3 million as of June 30, 2020 and December 31, 2019, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Variable Interest Entities

As of June 30, 2020 and December 31, 2019, Exelon's and Generation's consolidated VIEs consist of:

Consolidated VIE or VIE groups:	Reason entity is a VIE:	Reason Generation is primary beneficiary:
CENG - A joint venture between Generation and EDF. Generation has a 50.01% equity ownership in CENG. See additional discussion below.	Disproportionate relationship between equity interest and operational control as a result of NOSA described further below.	Generation conducts the operational activities.
EGRP - A collection of wind and solar project entities. Generation has a 51% equity ownership in EGRP. See additional discussion below.	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
Bluestem Wind Energy Holdings, LLC - A Tax Equity structure which is consolidated by EGRP. Generation is a minority interest holder.	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
Antelope Valley - A solar generating facility, which is 100% owned by Generation. Antelope Valley sells all of its output to PG&E through a PPA.	The PPA contract absorbs variability through a performance guarantee.	Generation conducts all activities.
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
NER - A bankruptcy remote, special purpose entity which is 100% owned by Generation, which purchases certain of Generation’s customer accounts receivable arising from the sale of retail electricity.

NER’s assets will be available first and foremost to satisfy the claims of the creditors of NER. See Note 5 - Accounts Receivable for additional information on the sale of receivables.

	Equity capitalization is insufficient to support its operations.	Generation conducts all activities.
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
At this time, Generation cannot reasonably predict the ultimate purchase price that will be paid to EDF for its interest in CENG. The transaction will require approval by the NYPSC and the FERC. The process and regulatory approvals could take one to two years or more to complete.
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

Note 16 — Variable Interest Entities

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
As of June 30, 2020 and December 31, 2019, Exelon's, PHI's and ACE's consolidated VIE consists of:

Consolidated VIEs:	Reason entity is a VIE:	Reason ACE is the primary beneficiary:
ACE Funding - A special purpose entity formed by ACE for the purpose of securitizing authorized portions of ACE’s recoverable stranded costs through the issuance and sale of Transition Bonds. Proceeds from the sale of each series of Transition Bonds by ATF were transferred to ACE in exchange for the transfer by ACE to ATF of the right to collect a non-bypassable Transition Bond Charge from ACE customers pursuant to bondable stranded costs rate orders issued by the NJBPU in an amount sufficient to fund the principal and interest payments on Transition Bonds and related taxes, expenses and fees.

ACE’s equity investment is a variable interest as, by design, it absorbs any initial variability of ATF. The bondholders also have a variable interest for the investment made to purchase the Transition Bonds.
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
As of June 30, 2020 and December 31, 2019, Exelon and Generation had significant unconsolidated variable interests in several VIEs for which Exelon or Generation, as applicable, was not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Variable Interest Entities

The following table presents summary information about Exelon's and Generation’s significant unconsolidated VIE entities:

	June 30, 2020			December 31, 2019
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$705	$417	$1,122	$636	$443	$1,079
Total liabilities(a)	172	227	399	33	227	260
Exelon's ownership interest in VIE(a)	—	168	168	—	191	191
Other ownership interests in VIE(a)	533	22	555	604	25	629
_________

(a)
These items represent amounts on the unconsolidated VIE balance sheets, not in Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. Exelon and Generation do not have any exposure to loss as they do not have a carrying amount in the equity investment VIEs as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, Exelon's and Generation's unconsolidated VIEs consist of:

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

	Operating revenues
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2020
Operating lease income	$14	$12	$—	$—	$—	$1	$—	$1	$—
Variable lease income	80	79	—	—	—	1	—	1	—

Three Months Ended June 30, 2019
Operating lease income	$14	$12	$—	$—	$—	$1	$—	$1	$—
Variable lease income	77	74	—	—	—	3	—	3	—

Six Months Ended June 30, 2020
Operating lease income	$18	$15	$—	$—	$—	$2	$—	$2	$—
Variable lease income	149	148	—	—	—	1	—	1	—

Six Months Ended June 30, 2019
Operating lease income	$18	$15	$—	$—	$—	$2	$—	$2	$—
Variable lease income	129	126	—	—	—	3	—	3	—

	Taxes other than income taxes
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2020
Utility taxes(a)	$196	$23	$55	$31	$18	$69	$64	$5	$—
Property	149	64	8	4	40	33	21	11	1
Payroll	61	28	7	4	4	7	2	1	1

Three Months Ended June 30, 2019
Utility taxes(a)	$209	$32	$55	$30	$21	$71	$67	$4	$—
Property	148	68	9	4	37	30	21	8	1
Payroll	61	30	7	4	4	7	2	1	1

Six Months Ended June 30, 2020
Utility taxes(a)	$414	$49	$114	$62	$44	$145	$133	$10	$1
Property	297	133	15	8	79	62	41	20	1
Payroll	125	60	14	8	9	15	4	2	2

Six Months Ended June 30, 2019
Utility taxes(a)	$432	$58	$118	$63	$48	$145	$136	$9	$—
Property	296	138	15	8	75	60	43	16	1
Payroll	127	64	14	7	8	14	3	2	2
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

	Other, Net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2020
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$30	$30	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	23	23	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory agreement units	645	645	—	—	—	—	—	—	—
Non-regulatory agreement units	452	452	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(542)	(542)	—	—	—	—	—	—	—
Decommissioning-related activities	608	608	—	—	—	—	—	—	—
AFUDC — Equity	26	—	8	4	6	8	6	1	1
Non-service net periodic benefit cost	14	—	—	—	—	—	—	—	—

Three Months Ended June 30, 2019
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$77	$77	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	230	230	—	—	—	—	—	—	—
Net unrealized (losses) gains on NDT funds
Regulatory agreement units	98	98	—	—	—	—	—	—	—
Non-regulatory agreement units	(98)	(98)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(141)	(141)	—	—	—	—	—	—	—
Decommissioning-related activities	166	166	—	—	—	—	—	—	—
AFUDC — Equity	21	—	4	3	5	9	6	1	2
Non-service net periodic benefit cost	5	—	—	—	—	—	—	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

	Other, net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2020
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$77	$77	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	104	104	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory agreement units	(287)	(287)	—	—	—	—	—	—	—
Non-regulatory agreement units	(253)	(253)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	167	167	—	—	—	—	—	—	—
Decommissioning-related activities	(192)	(192)	—	—	—	—	—	—	—
AFUDC — Equity	49	—	14	7	10	17	13	2	2
Non-service net periodic benefit cost	24	—	—	—	—	—	—	—	—

Six Months Ended June 30, 2019
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory agreement units	$131	$131	$—	$—	$—	$—	$—	$—	$—
Non-regulatory agreement units	283	283	—	—	—	—	—	—	—
Net unrealized losses on NDT funds
Regulatory agreement units	476	476	—	—	—	—	—	—	—
Non-regulatory agreement units	182	182	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(487)	(487)	—	—	—	—	—	—	—
Decommissioning-related activities	585	585	—	—	—	—	—	—	—
AFUDC — Equity	43	—	9	6	10	18	12	2	4
Non-service net periodic benefit cost	10	—	—	—	—	—	—	—	—
_________

(a)	Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization and accretion
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2020
Property, plant and equipment(a)	$1,715	$577	$458	$159	$195	$289	$126	$76	$69
Amortization of regulatory assets(a)	277	—	89	14	77	96	60	18	17
Amortization of intangible assets, net(a)	31	27	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	12	10	—	—	—	—	—	—	—
Nuclear fuel(c)	459	459	—	—	—	—	—	—	—
ARO accretion(d)	247	247	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$2,741	$1,320	$547	$173	$272	$385	$186	$94	$86

Six Months Ended June 30, 2019
Property, plant and equipment(a)	$1,859	$789	$439	$149	$173	$266	$117	$71	$57
Amortization of regulatory assets(a)	266	—	69	15	79	103	69	20	14
Amortization of intangible assets, net(a)	29	25	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	5	5	—	—	—	—	—	—	—
Nuclear fuel(c)	513	513	—	—	—	—	—	—	—
ARO accretion(d)	250	248	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$2,922	$1,580	$508	$164	$252	$369	$186	$91	$71
_________

(a)	Included in Depreciation and amortization in the Registrants' Consolidated Statements of Operations and Comprehensive Income.

(b)	Included in Operating revenues or Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

(c)	Included in Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

(d)	Included in Operating and maintenance expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2020
Pension and non-pension postretirement benefit costs	$203	$58	$57	$3	$31	$35	$7	$4	$7
Provision for uncollectible accounts	92	13	17	29	10	22	12	8	2
Other decommissioning-related activity(a)	(60)	(60)	—	—	—	—	—	—	—
Energy-related options(b)	27	27	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(c)	55	—	13	(5)	—	47	(2)	24	25
Long-term incentive plan	(10)	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	112	80	1	—	15	14	3	4	2
Deferred Prosecution Agreement payments(d)	200	—	200	—	—	—	—	—	—

Six Months Ended June 30, 2019
Pension and non-pension postretirement benefit costs	$212	$62	$47	$5	$29	$48	$12	$8	$8
Provision for uncollectible accounts	45	12	16	10	4	3	2	1	—
Other decommissioning-related activity(a)	(260)	(261)	—	—	—	—	—	—	—
Energy-related options(b)	43	43	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(e)	14	—	24	—	—	(10)	(8)	(2)	—
Long-term incentive plan	35	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	115	78	1	—	15	17	4	5	2
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

(c)
For ComEd, reflects the true-up adjustments in regulatory assets and liabilities associated with its distribution, energy efficiency and transmission formula rates. For BGE, Pepco and DPL, reflects the change in regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. For PECO and ACE, reflects the change in regulatory assets and liabilities associated with their transmission formula rates. See Note 2 — Regulatory Matters for additional information.

(d)	See Note 14 — Commitments and Contingencies for additional information related to the Deferred Prosecution Agreement.

(e)
For ComEd, reflects the true-up adjustments in regulatory assets and liabilities associated with its distribution and energy efficiency formula rates. For Pepco and DPL, reflects the change in regulatory assets and liabilities associated with their decoupling mechanisms. See Note 2 — Regulatory Matters for additional information.

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

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2020
Cash and cash equivalents	$2,129	$483	$403	$380	$195	$39	$19	$6	$8
Restricted cash	373	153	155	7	1	36	33	—	3
Restricted cash included in other long-term assets	178	—	166	—	—	11	—	—	11
Total cash, cash equivalents and restricted cash	$2,680	$636	$724	$387	$196	$86	$52	$6	$22

December 31, 2019
Cash and cash equivalents	$587	$303	$90	$21	$24	$131	$30	$13	$12
Restricted cash	358	146	150	6	1	36	33	—	2
Restricted cash included in other long-term assets	177	—	163	—	—	14	—	—	14
Total cash, cash equivalents and restricted cash	$1,122	$449	$403	$27	$25	$181	$63	$13	$28

June 30, 2019
Cash and cash equivalents	$735	$575	$65	$20	$8	$54	$18	$3	$4
Restricted cash	252	122	77	6	1	37	34	1	2
Restricted cash included in other long-term assets	191	—	174	—	—	17	—	—	17
Total cash, cash equivalents and restricted cash	$1,178	$697	$316	$26	$9	$108	$52	$4	$23

December 31, 2018
Cash and cash equivalents	$1,349	$750	$135	$130	$7	$124	$16	$23	$7
Restricted cash	247	153	29	5	6	43	37	1	4
Restricted cash included in other long-term assets	185	—	166	—	—	19	—	—	19
Total cash, cash equivalents and restricted cash	$1,781	$903	$330	$135	$13	$186	$53	$24	$30
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the Exelon 2019 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Accrued expenses
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2020
Compensation-related accruals(a)	$744	$277	$135	$50	$52	$92	$32	$18	$14
Taxes accrued	396	229	61	2	19	73	54	5	8
Interest accrued	357	53	119	37	46	51	25	8	13

December 31, 2019
Compensation-related accruals(a)	$1,052	$422	$171	$58	$78	$101	$28	$19	$15
Taxes accrued	414	222	83	3	26	117	90	14	8
Interest accrued	337	65	110	37	46	49	23	8	12
_________

(a)	Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.
18. Related Party Transactions (All Registrants)
Operating revenues from affiliates
Generation
The following table presents Generation’s Operating revenues from affiliates, which are primarily recorded as Purchased power from affiliates and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues from affiliates:
ComEd(a)(b)	$80	$89	$170	$183
PECO(c)	41	35	78	80
BGE(d)	70	57	169	133
PHI	78	69	182	170
Pepco(e)	60	52	139	122
DPL(f)	16	12	38	35
ACE(g)	2	5	5	13
Other	2	2	2	3
Total operating revenues from affiliates (Generation)	$271	$252	$601	$569
__________

(a)	Generation has an ICC-approved RFP contract with ComEd to provide a portion of ComEd’s electricity supply requirements. Generation also sells RECs and ZECs to ComEd.

(b)
For the three and six months ended June 30, 2020 , respectively, ComEd’s Purchased power from Generation of $84 million and $181 million is recorded as Operating revenues from ComEd of $80 million and $170 million and as Purchased power and fuel from ComEd of $4 million and $11 million at Generation. For the three and six months ended June 30, 2019 , respectively, ComEd’s Purchased power from Generation of $90 million and $187 million is recorded as Operating revenues from ComEd of $89 million and $183 million and as Purchased power and fuel from ComEd of $1 million and $4 million at Generation.

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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Exelon
BSC					$129	$132	$242	$232
PHISCO					16	19	30	40
Generation
BSC	$133	$148	$273	$297	14	14	25	26
ComEd
BSC	67	60	138	122	41	36	83	61
PECO
BSC	36	37	73	74	18	24	33	46
BGE
BSC	40	39	82	77	30	38	58	59
PHI
BSC	35	34	72	66	26	20	43	40
PHISCO	—	—	—	—	16	19	30	40
Pepco
BSC	20	22	41	43	9	9	15	17
PHISCO	32	31	62	63	7	9	13	17
DPL
BSC	13	13	26	26	9	6	14	11
PHISCO	25	25	49	50	5	5	9	12
ACE
BSC	11	11	21	21	8	4	12	8
PHISCO	23	22	44	45	4	5	8	11

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current receivables from affiliates and current payables to affiliates:
June 30, 2020

	Receivables from affiliates:
Payables to affiliates:	Generation		ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
Generation			$16	$—	$—	$—	$—	$—	$75	$—	$22	$113
ComEd	$49	(a)		—	—	—	—	—	42	—	8	99
PECO	20		6		—	—	1	—	25	—	5	57
BGE	11		—	—		—	—	—	28	—	2	41
PHI	—		—	—	—	—	—	—	4	—	10	14
Pepco	15		—	—	—		—	—	12	18	1	46
DPL	3		—	—	—	2		—	10	11	1	27
ACE	11		—	—	—	—	—		8	11	1	31
Other	9		1	—	—	—	—	1	—	—		11
Total	$118		$23	$—	$—	$2	$1	$1	$204	$40	$50	$439
December 31, 2019

	Receivables from affiliates:
Payables to affiliates:	Generation		ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
Generation			$27	$—	$—	$—	$—	$—	$67	$—	$23	$117
ComEd	$78	(a)		—	—	—	—	—	54	—	8	140
PECO	27		—		—	—	—	—	25	—	3	55
BGE	28		—	—		—	—	—	34	—	4	66
PHI	—		—	—	—	—	—	—	4	—	10	14
Pepco	34		—	—	—		—	—	16	15	1	66
DPL	7		—	—	—	—		3	10	11	1	32
ACE	7		—	—	—	—	—		7	10	1	25
Other	9		1	1	1	—	—	1	—	—		13
Total	$190		$28	$1	$1	$—	$—	$4	$217	$36	$51	$528
__________

(a)
As of June 30, 2020 and December 31, 2019, Generation had a contract liability with ComEd for $7 million and $37 million, respectively, that was included in Other current liabilities on Generation’s Consolidated Balance Sheets. At June 30, 2020 and December 31, 2019, ComEd had a Current Payable to Generation of $42 million and $41 million, respectively, on its Consolidated Balance Sheets, which consisted of Generation’s Current Receivable from ComEd, partially offset by Generation’s contract liability with ComEd.

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
The following table presents noncurrent receivables from affiliates at ComEd and PECO which are recorded as noncurrent payables to affiliates at Generation:

	June 30, 2020	December 31, 2019
ComEd	$2,374	$2,622
PECO	376	480
Other	1	1
Total:	$2,751	$3,103

Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	June 30, 2020			December 31, 2019
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

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
19. Subsequent Events (Exelon, PHI, Pepco, DPL, and ACE)
Sale of Transmission Tower Attachment Agreements
On July 1, 2020, Pepco, DPL and ACE each entered into an agreement to sell a 60% undivided interest in their respective portfolios of transmission tower attachment agreements with telecommunications companies to an unrelated owner and manager of communication infrastructure (the Buyer). As part of the transaction, the Buyer will manage the day-to-day operations of the jointly-owned agreements with telecommunications companies for a period of 35 years. In addition, for an initial period of three years for two, two-year extensions that are subject to certain conditions, the Buyer has the exclusive right to enter into new agreements with telecommunications companies and to receive a 30% undivided interest in those new agreements. As a result of the transaction, Pepco, DPL, and ACE received cash and recorded liabilities of $98 million, $13 million, and $13 million, respectively, in the third quarter of 2020.

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
COVID-19. The Registrants have taken steps to mitigate the potential risks posed by the global outbreak (pandemic) of COVID-19. The Registrants provide a critical service to our customers which means that it is paramount that we keep our employees who operate our businesses safe and minimize unnecessary risk of exposure to the virus. The Registrants have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities. We have implemented work from home policies where appropriate, and imposed travel limitations on our employees. In addition, the Registrants have updated existing business continuity plans in the context of this pandemic.
The Registrants continue to implement strong physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers.
There have been no changes in internal control over financial reporting to date in 2020 as of result of COVID-19 that materially affected, or are reasonably likely to materially affect, any of the Registrants’ internal control over financial reporting. See Item 4. Controls and Procedures for additional information.
The estimated impact to Generation’s and the Utility Registrants’ Net income as a result of COVID-19 is approximately $100 million and $50 million, respectively, for the three and six months ended June 30, 2020 and primarily reflects the impact of reduction in load, incremental credit loss expense and direct costs related to COVID-19 as further discussed below.
Unfavorable economic conditions due to COVID-19 have impacted the demand for electricity and natural gas in the second quarter of 2020 and are expected to continue to impact demand in the second half of 2020. Commercial and Industrial customer demand has experienced a notable decrease, while residential demand has slightly increased. Generation and the Utility Registrants estimate a net decrease in Net income due to reduction in load of $50 to $100 million and $10 to $25 million, respectively, in the second half of 2020. Generation and the Utility Registrants load forecasts are highly dependent on many factors including, but not limited to, the duration of remaining restrictions and the speed and strength of the economic recovery. A 1% change in load would result in the following change in Net income in the second half of 2020:

	Generation’s Net Income	Utility Registrants’ Net Income
Commercial & Industrial Customers	$8	$4
Residential Customers	4	4
Generation temporarily suspended interruption of service for all retail residential customers for non-payment and temporarily ceased new late payment fees for all retail customers from March to May of 2020. Starting in March of 2020, the Utility Registrants also temporarily suspended customer disconnections for non-payment and temporarily ceased new late payment fees for all customers and restored service to customers upon request who were disconnected in the last twelve months. These measures were in place through July 1, 2020 for DPL Delaware and July 15, 2020 for ACE and are currently expected to continue through August 31, 2020 for ComEd, September 1, 2020 for BGE, Pepco Maryland and DPL Maryland, October 9, 2020 for Pepco District of Columbia and until further notice for PECO. As a result of such measures, the Registrants expect an increase in Customer allowance for credit losses for the year ending December 31, 2020. Generation estimates a decrease in Net income due to an increase in credit loss expense of $15 to $50 million in the second half of 2020. The Utility Registrants do not expect a material decrease in Net income for the year ending December 31, 2020. Typically, they recover credit loss expense through rate required programs or distribution base rate cases. For those jurisdictions without an existing rate required program to recover credit loss expense, the Utility Registrants are pursuing strategies with their respective commissions to recover incremental costs being incurred as a result of COVID-19. During April, May, and July of 2020, the MDPSC, the DCPSC, the DPSC, and the NJBPU issued orders authorizing the creation of regulatory assets to track incremental COVID-19 related costs. Also, in May of 2020, the PAPUC issued a Secretarial Letter authorizing the creation of regulatory assets to track incremental credit loss expense related to COVID-19. Such orders and the Secretarial Letter will allow for assessment of recovery of those costs in future distribution base rate cases. ComEd and ACE have existing mechanisms for recovery of credit loss expense. The other Utility Registrants are assessing the regulatory facts and circumstances and expect to record regulatory assets in the second half of 2020 for the incremental credit loss expense related to COVID-19, including the expense recorded in the second quarter of 2020. However, the timing and amount of the recovery offset of the increase in credit loss expense could extend beyond 2020, which could have a negative impact on Net income for the year ending December 31, 2020.

The Registrants have also incurred direct costs related to COVID-19 consisting primarily of costs to acquire personal protective equipment, costs for cleaning supplies and services, and costs to hire healthcare professionals to monitor the health of their employees. Such costs are excluded from Adjusted (non-GAAP) Operating Earnings.

To offset part of the unfavorable impacts from reduction in load, increase in credit loss expense and direct costs related to COVID-19, the Registrants identified and are pursuing approximately $250 million in cost savings across Generation and the Utility Registrants.

The Registrants rely on the capital markets for publicly offered debt as well as the commercial paper markets to meet their financial commitments and short-term liquidity needs. As a result of the disruptions in the commercial paper markets in March of 2020, Generation borrowed $1.5 billion on its revolving credit facility to refinance commercial paper, which Generation repaid on April 3, 2020. Generation also entered into two short-term loan agreements in March of 2020 for an aggregate of $500 million. On April 8, 2020, Generation received approximately $500 million in cash after entering into an accounts receivable financing arrangement. On April 24, 2020, Exelon Corporate entered into a credit agreement establishing a $550 million 364-day revolving credit facility to be used as an additional source of short-term liquidity. In addition, to date in 2020, the Registrants have issued long-term debt of $5.1 billion, of which $4.0 billion was issued in the period of April to July of 2020. The Registrants accelerated the timing of a number of planned debt issuances resulting in the $4.0 billion issued in the period of April to July of 2020 and the Registrants have now completed their planned long-term debt issuances for the 2020 year. See Liquidity and Capital Resources, Note 12 - Debt and Credit Agreements, and Note 5 - Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.

The Registrants assessed long-lived assets, goodwill, and investments for recoverability and there were no material impairment charges recorded to date in 2020. Certain assumptions are highly sensitive to changes. Changes in significant assumptions could potentially result in future impairments, which could be material.

This is an evolving situation that could lead to extended disruption of economic activity in our markets. The Registrants will continue to monitor developments affecting our workforce, our customers and our suppliers and we will take additional precautions that we determine are necessary in order to mitigate the impacts. The extent to which

COVID-19 may impact the Registrants’ ability to operate their generating and transmission and distribution assets, the ability to access capital markets, and results of operations, including demand for electricity and natural gas, will depend on the spread and proliferation of COVID-19 around the world and future developments, which are highly uncertain and cannot be predicted at this time.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net Income attributable to common shareholders by Registrant for the three and six months ended June 30, 2020 compared to the same period in 2019. For additional information regarding the financial results for the three and six months ended June 30, 2020 and 2019 see the discussions of Results of Operations by Registrant.

	Three Months Ended June 30,		Favorable (unfavorable) variance	Six Months Ended June 30,		Favorable (unfavorable) variance
	2020	2019		2020	2019
Exelon	521	484	$37	$1,103	$1,391	$(288)
Generation	476	108	368	521	472	49
ComEd	(61)	186	(247)	107	344	(237)
PECO	39	102	(63)	178	270	(92)
BGE	39	45	(6)	219	206	13
PHI	94	106	(12)	202	223	(21)
Pepco	57	64	(7)	109	119	(10)
DPL	19	30	(11)	64	83	(19)
ACE	18	14	4	31	24	7
Other(a)	(66)	(63)	(3)	(124)	(124)	—
__________

(a)	Primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investing activities.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net income attributable to common shareholders increased by $37 million and diluted earnings per average common share increased to $0.53 in 2020 from $0.50 in 2019 primarily due to:

•	Higher net unrealized and realized gains on NDT funds;

•	Higher mark-to-market gains;

•	Lower operating and maintenance expense primarily due to lower contracting costs at Generation; and

•	Favorable weather conditions at PECO and DPL Delaware.
The increases were partially offset by:

•
Payments that ComEd will make under the Deferred Prosecution Agreement.  See Note 14 - Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information;

•	Lower capacity revenue;

•	Reduction in load due to COVID-19 at Generation;

•	Higher storm costs related to the June 2020 storms at PECO;

•	Higher credit loss expense that includes the impacts of COVID-19 at Generation, PECO, Pepco and DPL;

•	COVID-19 direct costs; and

•	Lower electric distribution earnings at ComEd primarily due to distribution formula rate timing.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income attributable to common shareholders decreased by $288 million and diluted earnings per average common share decreased to $1.13 in 2020 from $1.43 in 2019 primarily due to:

•
Payments that ComEd will make under the Deferred Prosecution Agreement.  See Note 14 - Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information;

•	Higher net unrealized and realized losses on NDT funds;

•	Lower capacity revenue;

•	Reduction in load due to COVID-19 at Generation;

•	Higher nuclear outage days;

•	Higher storm costs related to the June 2020 storms at PECO;

•	Higher credit loss expense that includes the impacts of COVID-19 at Generation, PECO, Pepco, and DPL;

•	COVID-19 direct costs;

•	Unfavorable weather conditions at PECO and ACE; and

•	Lower allowed electric distribution ROE due to a decrease in treasury rates.
The decreases were partially offset by:

•	Higher mark-to-market gains;

•	Lower operating and maintenance expense primarily due to previous cost management programs and lower contracting costs at Generation;

•	The approval of the New Jersey ZEC program in the second quarter of 2019;

•	An income tax settlement at Generation; and

•	Regulatory rate increases at BGE and ACE.
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

The following tables provide a reconciliation between net income attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2020 compared to the same period in 2019.

	Three Months Ended June 30,
	2020		2019
(All amounts in millions after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$521	$0.53	$484	$0.50
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $18 and $22, respectively)	(51)	(0.05)	68	0.07
Unrealized (Gains) Losses Related to NDT Fund Investments (net of taxes of $275 and $28, respectively)(a)	(305)	(0.31)	52	0.05
Asset Impairments (net of taxes of $7 and $1, respectively)(b)	19	0.02	1	—
Plant Retirements and Divestitures (net of taxes of $2 and $37, respectively)(c)	7	0.01	(24)	(0.02)
Cost Management Program (net of taxes of $3 and $1, respectively)(d)	6	0.01	6	0.01
Litigation Settlement Gain (net of taxes of $7)	—	—	(19)	(0.02)
Change in Environmental Liabilities (net of taxes of $0)	1	—	—	—
COVID-19 Direct Costs (net of taxes of $10)(e)	27	0.03	—	—
Deferred Prosecution Agreement Payments (net of taxes of $0)(f)	200	0.20	—	—
Income Tax-Related Adjustments (entire amount represents tax expense)	5	0.01	—	—
Noncontrolling Interests (net of taxes of $20 and $3, respectively)(g)	104	0.11	15	0.02
Adjusted (non-GAAP) Operating Earnings	$536	$0.55	$583	$0.60

	Six Months Ended June 30,
	2020		2019
(All amounts in millions after tax)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$1,103	$1.13	$1,391	$1.43
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $50 and $34, respectively)	(146)	(0.15)	98	0.10
Unrealized (Gains) Losses Related to NDT Fund Investments (net of taxes of $130 and $133, respectively)(a)	180	0.18	(142)	(0.15)
Asset Impairments (net of taxes of $7 and $2, respectively)(b)	21	0.02	6	0.01
Plant Retirements and Divestitures (net of taxes of $6 and $32, respectively)(c)	20	0.02	(4)	—
Cost Management Program (net of taxes of $6 and $7, respectively)(d)	17	0.02	16	0.02
Litigation Settlement Gain (net of taxes of $7)	—	—	(19)	(0.02)
Change in Environmental Liabilities (net of taxes of $0)	1	—	—	—
COVID-19 Direct Costs (net of taxes of $10)(e)	27	0.03	—	—
Deferred Prosecution Agreement Payments (net of taxes of $0)(f)	200	0.20	—	—
Income Tax-Related Adjustments (entire amount represents tax expense)	4	—	—	—
Noncontrolling Interests (net of taxes of $10 and $15, respectively)(g)	(40)	(0.04)	82	0.08
Adjusted (non-GAAP) Operating Earnings	$1,387	$1.42	$1,429	$1.47
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all items except the unrealized gains and losses related to NDT fund investments, the marginal statutory income tax rates for 2020 and 2019 ranged from 26.0% to 29.0%. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized gains and losses related to NDT fund investments were 47.4% and 35.1% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rates for the unrealized gains and losses related to NDT fund investments were 41.9% and 48.4% for the six months ended June 30, 2020 and 2019, respectively.

(a)
Reflects the impact of net unrealized gains and losses on Generation’s NDT fund investments for Non-Regulatory and Regulatory Agreement Units. The impacts of the Regulatory Agreement Units, including the associated income taxes, are contractually eliminated, resulting in no earnings impact.

(b)	Reflects an impairment at ComEd related to the acquisition of transmission assets and the impairment of certain wind assets at Generation.

(c)
In 2019, primarily reflects net realized gains related to Oyster Creek's NDT fund investments in conjunction with the Holtec sale on July 1, 2019 and a gain on the sale of certain wind assets, partially offset by accelerated depreciation and amortization expenses associated with the early retirement of the TMI nuclear facility. In 2020, primarily reflects accelerated depreciation and amortization expenses associated with the early retirement of certain fossil sites.

(d)	Primarily represents reorganization costs related to cost management programs.

(e)
Represents direct costs related to COVID-19 consisting primarily of costs to acquire personal protective equipment, costs for cleaning supplies and services, and costs to hire healthcare professionals to monitor the health of employees.

(f)
Reflects the payments that ComEd will make under the Deferred Prosecution Agreement. See Note 14 - Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.

(g)
Represents elimination from Generation’s results of the noncontrolling interests related to certain exclusion items, primarily related to unrealized gains and losses on NDT fund investments for CENG units.

Significant 2020 Transactions and Developments
Deferred Prosecution Agreement
On July 17, 2020, ComEd entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the Northern District of Illinois (USAO) to resolve the USAO’s investigation into ComEd’s lobbying activities in the State of Illinois. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including payment to the United States Treasury of $200 million, with $100 million payable within thirty days of the filing of the DPA with the United States District Court for the Northern District of Illinois and an additional $100 million within ninety days of such filing date. The payments will not be recovered in rates or charged to customers, and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon.
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
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois (Electric)	April 8, 2019	$(6)	$(17)	8.91%	December 4, 2019	January 1, 2020
DPL - Maryland (Electric)	December 5, 2019 (amended April 23, 2020)	17	12	9.60%	July 14, 2020	July 16, 2020

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Requested Revenue Requirement (Decrease) Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois (Electric)	April 16, 2020	$(11)	8.38%	Fourth quarter of 2020
BGE - Maryland (Electric and Natural Gas)	May 15, 2020	235	10.1%	Fourth quarter of 2020
Pepco - District of Columbia (Electric)	May 30, 2019 (amended June 1, 2020)	136	9.7%	Fourth quarter of 2020
DPL - Delaware (Natural Gas)	February 21, 2020 (amended March 17, 2020)	9	10.3%	First quarter of 2021
DPL - Delaware (Electric)	March 6, 2020 (amended April 16, 2020)	24	10.3%	Second quarter of 2021
Transmission Formula Rates
Transmission Formula Rate (Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL and ACE). ComEd’s, PECO's, BGE’s, Pepco's, DPL's and ACE's transmission rates are each established based on a FERC-approved formula. ComEd, BGE, Pepco, DPL and ACE are required to file an annual update to the FERC-approved formula on or before May 15 and PECO is required to file on or before May 31, with the resulting rates effective on June 1 of the same year. The annual update for ComEd, BGE, DPL and ACE is based on prior year actual costs and current year projected capital additions (initial year revenue requirement). The annual update for PECO is based on prior year actual costs and current year projected capital additions, accumulated depreciation, and accumulated deferred income taxes. The annual update for Pepco is based on prior year actual costs and current year projected capital additions, accumulated depreciation, depreciation and amortization expense and accumulated deferred income taxes. The update for ComEd, BGE, DPL and ACE also reconciles any differences between the revenue requirement in effect beginning June 1 of the prior year and actual costs incurred for that year (annual reconciliation). The update for PECO and Pepco also reconciles any differences between the actual costs and actual revenues for the calendar year (annual reconciliation).
For 2020, the following total increases/(decreases) were included in ComEd’s, PECO's, BGE’s, Pepco's, DPL's and ACE's electric transmission formula rate filings:

Registrant	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Decrease	Total Revenue Requirement Increase (Decrease)	Allowed Return on Rate Base	Allowed ROE
ComEd	$18	$(4)	$14	8.17%	11.50%
PECO	5	(28)	(23)	7.47%	10.35%
BGE	16	(3)	4	7.26%	10.50%
Pepco	2	(46)	(44)	7.81%	10.50%
DPL	(4)	(40)	(44)	7.20%	10.50%
ACE	5	(25)	(20)	7.40%	10.50%

Sales of Customer Accounts Receivable
On April 8, 2020, NER, a bankruptcy remote, special purpose entity, which is wholly owned by Generation, entered into an accounts receivable financing facility with a number of financial institutions and a commercial paper conduit to sell certain customer accounts receivables. Generation received approximately $500 million of cash in accordance with the initial sale of approximately $1.2 billion receivables. See Note 5 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.
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
Power Markets
Section 232 Uranium Petition
On January 16, 2018, two Canadian-owned uranium mining companies with operations in the U.S. jointly submitted a petition to the U.S. Department of Commerce ("DOC") seeking relief under Section 232 of the Trade Expansion Act of 1962 from imports of uranium products, alleging that these imports threaten national security.
The United States Nuclear Fuel Working Group ("Working Group") report was made public on April 23, 2020. The Working Group report states that nuclear power is intrinsically tied to national security, and promises that the U.S. government will take bold actions to strengthen all parts of the nuclear fuel industry in the U.S. It recommends the Agreement Suspending the Antidumping Investigation on Uranium from the Russian Federation (the “Russian Suspension Agreement”) be extended and to consider reducing the amount of Russian imports of nuclear fuel. The Russian Suspension Agreement is the historical resolution of a 1991 DOC investigation that found that the Russians had been selling or “dumping” cheap uranium products into the U.S. The Russian Suspension Agreement has been amended several times in the intervening years to allow Russia to supply limited amounts of uranium products into the U.S.  It was set to expire at the end of 2020, but the U.S. government has expressed interest in continuing the limitations on Russian imports by renegotiating the Russian Suspension Agreement.
The Working Group report should be viewed as policy recommendations that may be implemented by executive agencies, congress and or regulatory bodies. Negotiations between the DOC and the Russians on an extension of the Russian Suspension Agreement are in progress at this time, and may result in a reduction in the amount of uranium that can be imported from Russia, which may have the effect of reducing the diversity of supply available to Exelon for uranium, enrichment and conversion services purchases. Exelon and Generation cannot currently predict the outcome of the policy changes recommended by the Working Group.
Hedging Strategy
Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. As of June 30, 2020, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 98%-101% and 76%-79% for 2020 and 2021, respectively. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk.
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
Environmental Legislative and Regulatory Developments
Air Quality
Mercury and Air Toxics Standards Rule (MATS). On December 16, 2011, the EPA signed a final rule, known as MATS, to reduce emissions of hazardous air pollutants from power plants. MATS requires coal-fired power plants to achieve high removal rates of mercury, acid gases and other metals, and to make capital investments in pollution control equipment and incur higher operating expenses. In April 2014, the U.S. Court of Appeals for the D.C. Circuit issued a decision upholding MATS in its entirety. On appeal, the U.S. Supreme Court decided in June 2015 that the EPA unreasonably refused to consider costs in determining whether it is appropriate and necessary to regulate power plant emissions of hazardous air pollutants, but did not vacate MATS. In 2016, the EPA issued a supplemental finding responding to the U.S. Supreme Court’s decision; the EPA concluded that, after considering costs, it remained appropriate and necessary to regulate hazardous air pollutants from power plants. On May 22, 2020, however, the EPA reversed course, publishing a final rule revoking the "appropriate and necessary" finding underpinning MATS. A coal mining company filed a lawsuit in the U.S. D.C. Circuit court seeking vacatur of MATS based on EPA’s May 22, 2020 ruling. On June 22, 2020, Exelon and two other entities filed a motion to intervene in that lawsuit to defend MATS, and on July 21, 2020, they separately filed a lawsuit in the D.C. Circuit court challenging the EPA’s May 22, 2020 rescission of the appropriate and necessary finding underpinning MATS.
The Clean Power Plan and Affordable Clean Energy Rule. The EPA’s 2015 Clean Power Plan (CPP) established regulations addressing carbon dioxide emissions from existing fossil-fired power plants under Clean Air Act Section 111(d). The CPP’s carbon pollution limits could be met through changes to the electric generation system, including shifting generation from higher-emitting units to lower- or zero-emitting units, as well as the development of new or expanded zero-emissions generation. In July 2019, the EPA published its final the Affordable Clean Energy rule, which repealed the CPP and replaced it with less stringent emissions guidelines for existing fossil-fired power plants based on heat rate improvement measures that could be achieved within the fence line of individual plants. Exelon, together with a coalition of other electric utilities, filed a lawsuit in the U.S. Court of Appeals for the D.C. Circuit on September 6, 2019, challenging the Affordable Clean Energy rule as unlawful. This lawsuit has been consolidated with separate challenges to the Affordable Clean Energy rule filed by various states, non-governmental organizations, and business coalitions.
Employees
In June 2020, Generation, ComEd, and DPL ratified or extended CBAs as follows:

•	Generation ratified its CBA with SPFPA Local 238, which covers 122 security officers at Quad Cities. The CBA expires in 2023.

•	ComEd extended its CBA with IBEW Local 15 to 2022, which covers 80 employees in the System Services Group.

•	DPL ratified its CBAs with IBEW Locals 1238 and 1307, which together cover 857 employees. Both CBAs expire in 2024.

Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions and judgments in the preparation of its financial statements. At June 30, 2020, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2019. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the Registrants' 2019 Form 10-K for further information.
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

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		(Unfavorable) Favorable Variance
	2020	2019		2020	2019
Operating revenues	$3,880	$4,210	$(330)	$8,613	$9,506	$(893)
Purchased power and fuel expense	1,942	2,292	350	4,646	5,497	851
Revenues net of purchased power and fuel expense	1,938	1,918	20	3,967	4,009	(42)
Other operating expenses
Operating and maintenance	1,189	1,266	77	2,451	2,484	33
Depreciation and amortization	300	409	109	604	814	210
Taxes other than income taxes	116	129	13	246	264	18
Total other operating expenses	1,605	1,804	199	3,301	3,562	261
Gain on sales of assets and businesses	12	33	(21)	12	33	(21)
Operating income	345	147	198	678	480	198
Other income and (deductions)
Interest expense, net	(87)	(116)	29	(197)	(227)	30
Other, net	602	171	431	(168)	601	(769)
Total other income and (deductions)	515	55	460	(365)	374	(739)
Income before income taxes	860	202	658	313	854	(541)
Income taxes	329	78	(251)	(59)	301	360
Equity in losses of unconsolidated affiliates	(2)	(6)	4	(4)	(13)	9
Net income	529	118	411	368	540	(172)
Net income (loss) attributable to noncontrolling interests	53	10	43	(153)	68	(221)
Net income attributable to membership interest	$476	$108	$368	$521	$472	$49
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net income attributable to membership interest increased $368 million by primarily due to:

•	Higher net unrealized and realized gains on NDT funds;

•	Higher mark-to-market gains; and

•	Lower operating and maintenance expense primarily due to lower contracting costs.
The increases were partially offset by:

•	Lower capacity revenue;

Generation

•	Reduction in load due to COVID-19;

•	COVID-19 direct costs; and

•	Higher credit loss expense that includes the impacts of COVID-19.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income attributable to membership interest increased $49 million by primarily due to:

•	Higher mark-to-market gains;

•	Lower operating and maintenance expense primarily due to previous cost management programs and lower contracting costs;

•	The approval of the New Jersey ZEC program in the second quarter of 2019; and

•	An income tax settlement.
The increases were partially offset by:

•	Higher net unrealized and realized losses on NDT funds;

•	Lower capacity revenue;

•	Reduction in load due to COVID-19;

•	Higher nuclear outage days;

•	COVID-19 direct costs; and

•	Higher credit loss expense that includes the impacts of COVID-19.
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

Generation

For the three and six months ended June 30, 2020 compared to 2019, RNF by region were as follows. See Note 4 - Segment Information of the Combined Notes to the Consolidated Financial Statements for additional information on Purchase power and fuel expense for Generation’s reportable segments.

	Three Months Ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2020	2019			2020	2019
Mid-Atlantic(a)	$525	$652	$(127)	(19.5)%	$1,092	$1,334	$(242)	(18.1)%
Midwest(b)	703	730	(27)	(3.7)%	1,427	1,500	(73)	(4.9)%
New York	246	253	(7)	(2.8)%	440	519	(79)	(15.2)%
ERCOT	97	79	18	22.8%	177	154	23	14.9%
Other Power Regions	157	134	23	17.2%	312	292	20	6.8%
Total electric revenues net of purchased power and fuel expense	1,728	1,848	(120)	(6.5)%	3,448	3,799	(351)	(9.2)%
Mark-to-market gains (losses)	85	(74)	159	214.9%	218	(102)	320	313.7%
Other	125	144	(19)	(13.2)%	301	312	(11)	(3.5)%
Total revenue net of purchased power and fuel expense	$1,938	$1,918	$20	1.0%	$3,967	$4,009	$(42)	(1.0)%
_________

(a)	Includes results of transactions with PECO, BGE, Pepco, DPL and ACE.

(b)	Includes results of transactions with ComEd.

Generation

Generation’s supply sources by region are summarized below:

	Three Months Ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
Supply Source (GWhs)	2020	2019			2020	2019
Nuclear Generation(a)
Mid-Atlantic	13,167	14,075	(908)	(6.5)%	25,951	29,155	(3,204)	(11.0)%
Midwest	23,860	23,996	(136)	(0.6)%	47,458	47,729	(271)	(0.6)%
New York	6,389	6,677	(288)	(4.3)%	12,562	13,579	(1,017)	(7.5)%
Total Nuclear Generation	43,416	44,748	(1,332)	(3.0)%	85,971	90,463	(4,492)	(5.0)%
Fossil and Renewables
Mid-Atlantic	707	915	(208)	(22.7)%	1,560	1,865	(305)	(16.4)%
Midwest	268	328	(60)	(18.3)%	656	719	(63)	(8.8)%
New York	1	1	—	—%	2	2	—	—%
ERCOT	3,251	3,066	185	6.0%	6,263	6,144	119	1.9%
Other Power Regions	2,603	2,514	89	3.5%	6,110	5,654	456	8.1%
Total Fossil and Renewables	6,830	6,824	6	0.1%	14,591	14,384	207	1.4%
Purchased Power
Mid-Atlantic	3,730	2,557	1,173	45.9%	9,672	5,123	4,549	88.8%
Midwest	236	250	(14)	(5.6)%	524	538	(14)	(2.6)%
ERCOT	1,255	1,213	42	3.5%	2,246	2,255	(9)	(0.4)%
Other Power Regions	11,303	11,116	187	1.7%	23,469	23,684	(215)	(0.9)%
Total Purchased Power	16,524	15,136	1,388	9.2%	35,911	31,600	4,311	13.6%
Total Supply/Sales by Region(c)
Mid-Atlantic(b)	17,604	17,547	57	0.3%	37,183	36,143	1,040	2.9%
Midwest(b)	24,364	24,574	(210)	(0.9)%	48,638	48,986	(348)	(0.7)%
New York	6,390	6,678	(288)	(4.3)%	12,564	13,581	(1,017)	(7.5)%
ERCOT	4,506	4,279	227	5.3%	8,509	8,399	110	1.3%
Other Power Regions	13,906	13,630	276	2.0%	29,579	29,338	241	0.8%
Total Supply/Sales by Region	66,770	66,708	62	0.1%	136,473	136,447	26	—%
_________

(a)
Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG).

(b)	Includes affiliate sales to PECO, BGE, Pepco, DPL and ACE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region.

(c)	Reflects a decrease in load due to COVID-19.

Generation

For the three and six months ended June 30, 2020 compared to 2019, changes in RNF by region were as follows:

	Increase/ (Decrease)	Three Months Ended June 30, 2020	Increase/ (Decrease)	Six Months Ended June 30, 2020
Mid-Atlantic	$(127)	• decreased capacity revenue • decreased revenue due to permanent cease of generation operations at Three Mile Island in the third quarter of 2019 • decreased load due to COVID-19 • lower realized energy prices, partially offset by • increased ZEC revenues due to decreased nuclear outage days at Salem	$(242)
• decreased capacity revenue
• decreased revenue due to permanent cease of generation operations at Three Mile Island in the third quarter of 2019
• decreased load due to COVID-19
• lower realized energy prices, partially offset by
• increased ZEC revenues due to the approval of the NJ ZEC program in the second quarter of 2019

Midwest	(27)	• decreased capacity revenue • decreased load due to COVID-19 • lower realized energy prices	(73)	• decreased capacity revenue • decreased load due to COVID-19 • lower realized energy prices
New York	(7)	• decreased load due to COVID-19 • lower realized energy prices, partially offset by • increased capacity revenues	(79)	• decreased load due to COVID-19 • lower realized energy prices • increased nuclear outage days
ERCOT	18	• higher portfolio optimization, partially offset by • decreased load due to COVID-19	23	• higher portfolio optimization partially offset by • decreased load due to COVID-19
Other Power Regions	23	• higher portfolio optimization, partially offset by • decreased capacity revenue • decreased load due to COVID-19	20	• higher portfolio optimization, partially offset by • decreased capacity revenue • decreased load due to COVID-19
Mark-to-market(a)	159	• gains on economic hedging activities of $85 million in 2020 compared to losses of $74 million in 2019	320	• gains on economic hedging activities of $218 million in 2020 compared to losses of $102 million in 2019
Other	(19)	• decreased revenue related to the energy efficiency business	(11)	• decreased revenue related to the energy efficiency business
Total	$20		$(42)
_________

(a)	See Note 11 — Derivative Financial Instruments for additional information on mark-to-market gains (losses).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Nuclear fleet capacity factor	95.4%	95.1%	94.7%	96.1%
Refueling outage days	92	56	186	130
Non-refueling outage days	—	28	11	28
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Litigation Settlements	$26	$26
COVID-19 Direct Costs	23	23
Nuclear refueling outage costs, including the co-owned Salem plants	12	54
Credit loss expense(a)	12	17
Asset Impairments	9	5
Pension and non-pension postretirement benefits expense	(4)	(9)
Accretion expense	(5)	(15)
Other	(9)	(4)
Travel and Entertainment	(11)	(12)
Plant retirements and divestitures	(13)	69
Corporate allocations	(16)	(27)
Labor, other benefits, contracting and materials(b)	(101)	(160)
Increase in operating and maintenance expense	$(77)	$(33)
_________

(a)	Increased credit loss expense including impacts from COVID-19.

(b)	Primarily reflects decreased costs related to the permanent cease of generation operations at TMI and lower labor costs resulting from previous cost management programs.
Depreciation and amortization expense for the three and six months ended June 30, 2020 compared to the same period in 2019 decreased primarily due to the permanent cease of generation operations at Three Mile Island in the third quarter of 2019.
Taxes other than income taxes for the three and six months ended June 30, 2020 compared to the same period in 2019 decreased primarily due to decreased sales and power usage.

Gain on sales of assets and businesses for the three and six months ended June 30, 2020 compared to the same period in 2019 decreased primarily due to Generation's gain on sale of certain wind assets in the second quarter of 2019.
Interest Expense for the three and six months ended June 30, 2020 compared to the same period in 2019 decreased primarily due to the maturity of long-term debt in the first and second quarter of 2020.

Generation

Other, net for the three months ended June 30, 2020 compared to the same period in 2019 increased and for the six months ended June 30, 2020 compared to the same period in 2019 decreased due to activity associated with NDT funds as described in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net unrealized (losses) gains on NDT funds(a)	$452	$(98)	$(253)	$182
Net realized gains on sale of NDT funds(a)	3	193	58	222
Interest and dividend income on NDT funds(a)	19	36	46	61
Contractual elimination of income tax expense(b)	134	34	(43)	120
Other	(6)	6	24	16
Total other, net	$602	$171	$(168)	$601
_________

(a)	Unrealized gains (losses), realized gains and interest and dividend income on the NDT funds are associated with the Non-Regulatory Agreement units.

(b)	Contractual elimination of income tax expense is associated with the income taxes on the NDT funds of the Regulatory Agreement units.
Effective income tax rates were 38.3% and 38.6% for the three months ended June 30, 2020 and 2019, respectively. Generation's effective income tax rates were (18.8)% and 35.2% for the six months ended June 30, 2020 and 2019, respectively. The change primarily reflects one-time tax settlements. See Note 12 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information
Net income attributable to noncontrolling interests for the three months ended June 30, 2020 compared to the same period in 2019 increased primarily due to higher net gains on NDT fund investments for CENG and for the six months ended June 30, 2020 compared to the same period in 2019 decreased primarily due to unrealized losses on NDT fund investments for CENG.

ComEd

Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
Operating revenues	$1,417	$1,351	$66	$2,856	$2,759	$97
Operating expenses
Purchased power expense	464	407	(57)	951	892	(59)
Operating and maintenance	536	305	(231)	853	626	(227)
Depreciation and amortization	274	257	(17)	547	508	(39)
Taxes other than income taxes	71	71	—	146	148	2
Total operating expenses	1,345	1,040	(305)	2,497	2,174	(323)
Gain on sales of assets	—	—	—	—	3	(3)
Operating income	72	311	(239)	359	588	(229)
Other income and (deductions)
Interest expense, net	(98)	(89)	(9)	(192)	(178)	(14)
Other, net	11	10	1	22	19	3
Total other income and (deductions)	(87)	(79)	(8)	(170)	(159)	(11)
(Loss) income before income taxes	(15)	232	(247)	189	429	(240)
Income taxes	46	46	—	82	85	3
Net (loss) income	$(61)	$186	$(247)	$107	$344	$(237)
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net income decreased $247 million as compared to the same period in 2019, primarily due to payments that ComEd will make under the Deferred Prosecution Agreement, an impairment charge resulting from acquisition of transmission assets, and distribution formula rate timing. See Note 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income decreased $237 million as compared to the same period in 2019, primarily due to payments that ComEd will make under the Deferred Prosecution Agreement, an impairment charge resulting from acquisition of transmission assets, and lower allowed electric distribution ROE due to a decrease in treasury rates, partially offset by higher electric distribution formula rate earnings (reflecting the impacts of higher rate base). See Note 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Electric distribution	$—	$21
Transmission	(4)	(12)
Energy efficiency	6	19
	2	28
Regulatory required programs	64	69
Total increase	$66	$97

ComEd

Revenue Decoupling. The demand for electricity is affected by weather conditions and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer or number of customers as a result of a change to the electric distribution formula rate pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue for the three months ended June 30, 2020 compared to the same period in 2019 remained relatively consistent. Electric distribution revenue increased during the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to the impact of higher rate base and higher fully recoverable costs, offset by lower allowed ROE due to a decrease in treasury rates. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue decreased for the three and six months ended June 30, 2020 as compared to the same period in 2019, primarily due to the impact of decreased peak load partially offset by higher fully recoverable costs. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased during the three and six months ended June 30, 2020 as compared to the same period in 2019, primarily due to the increased regulatory asset amortization. See Depreciation and amortization expense discussions below and Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
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
See Note 4 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $57 million and $59 million for the three and six months ended June 30, 2020 compared to the same period in 2019, respectively, in Purchased power expense is offset in Operating revenues as part of regulatory required programs.

ComEd

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	(Decrease) Increase
Deferred Prosecution Agreement payments(a)	$200	$200
Storm-related costs	9	2
BSC costs	6	16
Pension and non-pension postretirement benefits expense	2	4
Labor, other benefits, contracting and materials	1	(9)
Other(b)	10	13
	228	226
Regulatory required programs(c)	3	1
Total increase	$231	$227
__________

(a)	See Note 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.

(b)	Primarily reflects impairment charge related to acquisition of transmission assets.

(c)
ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism. During the three and six months ended June 30, 2020, ComEd recorded a net increase in credit losses account due to the timing of regulatory cost recovery. An equal and offsetting amount has been recognized in Operating revenues for the period presented.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase	Increase
Depreciation and amortization(a)	$14	$28
Regulatory asset amortization(b)	3	11
Total increase	$17	$39
_________

(a)	Reflects ongoing capital expenditures.

(b)	Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Effective income tax rate were (306.7)% and 19.8% for the three months ended June 30, 2020 and 2019, respectively, and 43.4% and 19.8% for the six months ended June 30, 2020 and 2019. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO

Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
Operating revenues	$681	$655	$26	$1,493	$1,554	$(61)
Operating expenses
Purchased power and fuel expense	216	191	(25)	499	520	21
Operating and maintenance	275	199	(76)	492	424	(68)
Depreciation and amortization	88	83	(5)	173	164	(9)
Taxes other than income taxes	39	37	(2)	78	79	1
Total operating expenses	618	510	(108)	1,242	1,187	(55)
Operating income	63	145	(82)	251	367	(116)
Other income and (deductions)
Interest expense, net	(36)	(33)	(3)	(71)	(67)	(4)
Other, net	5	3	2	7	7	—
Total other income and (deductions)	(31)	(30)	(1)	(64)	(60)	(4)
Income before income taxes	32	115	(83)	187	307	(120)
Income taxes	(7)	13	20	9	37	28
Net income	$39	$102	$(63)	$178	$270	$(92)
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net income decreased by $63 million primarily due to higher storm costs due to June 2020 storms and an increase in credit loss expense including the impacts of COVID-19, partially offset by favorable weather conditions.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income decreased by $92 million primarily due to unfavorable weather conditions, higher storm costs due to June 2020 storms, and an increase in credit loss expense including the impacts of COVID-19.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$3	$8	$11	$(23)	$(13)	$(36)
Volume	3	(3)	—	(4)	(6)	(10)
Pricing	(2)	1	(1)	6	5	11
Transmission	—	—	—	2	—	2
Other	(4)	—	(4)	(4)	(1)	(5)
	—	6	6	(23)	(15)	(38)
Regulatory required programs	20	—	20	27	(50)	(23)
Total increase (decrease)	$20	$6	$26	$4	$(65)	$(61)
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2020 compared to the same period in 2019, Operating revenues related to weather increased by the impact of favorable weather conditions in PECO's service territory. During the six months ended

PECO

June 30, 2020 compared to the same period in 2019, Operating revenues related to weather decreased by the impact of unfavorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and six months ended June 30, 2020 compared to the same period in 2019 and normal weather consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended June 30,	2020	2019		From 2019	2020 vs. Normal
Heating Degree-Days	568	270	432	110.4%	31.5%
Cooling Degree-Days	376	425	386	(11.5)%	(2.6)%

Six Months Ended June 30,
Heating Degree-Days	2,557	2,702	2,850	(5.4)%	(10.3)%
Cooling Degree-Days	376	427	387	(11.9)%	(2.8)%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended June 30, 2020 compared to the same period in 2019, increased on a net basis due to an increase in usage for residential customers partially offset by a decrease for commercial and industrial customers due to COVID-19.  Residential volumes were further increased by customer growth.  Electric volume, exclusive of the effects of weather, for the six months ended June 30, 2020 compared to the same period in 2019, decreased on a net basis due to a decrease in usage for commercial and industrial customers partially offset by an increase in usage for residential customers due to COVID-19. Volumes further decreased as a result of the impact of energy efficiency initiatives across all customer classes partially offset by increases due to customer growth. Natural gas volume for the three and six months ended June 30, 2020, compared to the same period in 2019, decreased on a net basis due to a decrease in usage for the commercial and industrial natural gas classes partially offset by increased usage for the residential natural gas class due to COVID-19.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2020	2019			2020	2019
Residential	3,143	2,821	11.4%	8.4%	6,397	6,462	(1.0)%	3.3%
Small commercial & industrial	1,571	1,823	(13.8)%	(12.9)%	3,476	3,889	(10.6)%	(7.7)%
Large commercial & industrial	3,181	3,769	(15.6)%	(14.7)%	6,602	7,340	(10.1)%	(9.2)%
Public authorities & electric railroads	112	182	(38.5)%	(38.5)%	263	377	(30.2)%	(30.4)%
Total electric retail deliveries(a)	8,007	8,595	(6.8)%	(7.1)%	16,738	18,068	(7.4)%	(4.8)%

	As of June 30,
Number of Electric Customers	2020	2019
Residential	1,501,259	1,486,973
Small commercial & industrial	154,016	153,387
Large commercial & industrial	3,096	3,105
Public authorities & electric railroads	10,119	9,733
Total	1,668,490	1,653,198

PECO

_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2020	2019			2020	2019
Residential	6,464	3,351	92.9%	9.3%	23,746	24,569	(3.3)%	1.2%
Small commercial & industrial	2,054	4,040	(49.2)%	(46.0)%	10,863	14,684	(26.0)%	(10.8)%
Large commercial & industrial	3	17	(82.4)%	(30.0)%	12	36	(66.7)%	(18.0)%
Transportation	5,148	5,719	(10.0)%	(16.0)%	12,283	13,692	(10.3)%	(8.0)%
Total natural gas retail deliveries(a)	13,669	13,127	4.1%	(13.7)%	46,904	52,981	(11.5)%	(4.3)%

	As of June 30,
Number of Natural Gas Customers	2020	2019
Residential	489,201	483,657
Small commercial & industrial	44,189	43,953
Large commercial & industrial	6	2
Transportation	719	737
Total	534,115	528,349
_________

(a)
Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three months ended June 30, 2020 compared to the same period in 2019 remained relatively consistent. Pricing for the six months ended June 30, 2020 compared to the same period in 2019 increased primarily due to higher overall effective rates due to decreased usage across all major customer classes. Additionally, the increase represents revenue from higher natural gas distribution rates.
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue for the three and six months ended June 30, 2020 compared to the same period in 2019 remained relatively consistent.
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
Other revenue primarily includes revenue related to late payment charges. Other revenues decreased for the three and six months ended June 30, 2020, compared to the same period in 2019, as PECO temporarily suspended customer disconnections for non-payment and temporarily ceased new late fees for all customers and restored service to customers upon request who were disconnected in the last twelve months.
See Note 4— Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.

PECO

The increase of $25 million and decrease of $21 million for the three and six months ended June 30, 2020 compared to the same period in 2019, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	(Decrease) Increase
Storm-related costs(a)	$61	$53
Credit loss expense(b)	18	19
Labor, other benefits, contracting and materials	1	(5)
Pension and non-pension postretirement benefits expense	(1)	(1)
Other	(3)	2
Total increase	$76	$68
__________
(a) Reflects increased storm costs due to the June 2020 storms.
(b) Increased credit loss expense including impacts from COVID-19.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$5	$10
Regulatory asset amortization	—	(1)
Total increase	$5	$9
__________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective Income Tax Rates were (21.9)% and 11.3% for the three months ended June 30, 2020 and 2019, respectively, and 4.8% and 12.1% for the six months ended June 30, 2020 and 2019. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended June 30,		(Unfavorable) Favorable Variance	Six Months Ended June 30,		(Unfavorable) Favorable Variance
	2020	2019		2020	2019
Operating revenues	$616	$649	$(33)	$1,554	$1,625	$(71)
Operating expenses
Purchased power and fuel expense	194	208	14	483	570	87
Operating and maintenance	187	182	(5)	376	372	(4)
Depreciation and amortization	129	117	(12)	272	252	(20)
Taxes other than income taxes	63	62	(1)	132	131	(1)
Total operating expenses	573	569	(4)	1,263	1,325	62
Operating income	43	80	(37)	291	300	(9)
Other income and (deductions)
Interest expense, net	(32)	(29)	(3)	(64)	(58)	(6)
Other, net	6	5	1	10	11	(1)
Total other income and (deductions)	(26)	(24)	(2)	(54)	(47)	(7)
Income before income taxes	17	56	(39)	237	253	(16)
Income taxes	(22)	11	33	18	47	29
Net income	$39	$45	$(6)	$219	$206	$13
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net income remained relatively consistent.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income increased by $13 million primarily due to higher natural gas and electric distribution rates that became effective December 2019.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$1	$6	$7	$10	$35	$45
Transmission	(17)	—	(17)	(11)	—	(11)
Other	(5)	(3)	(8)	(2)	(4)	(6)
	(21)	3	(18)	(3)	31	28
Regulatory required programs	(14)	(1)	(15)	(77)	(22)	(99)
Total (decrease) increase	$(35)	$2	$(33)	$(80)	$9	$(71)
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

BGE

	As of June 30,
Number of Electric Customers	2020	2019
Residential	1,185,718	1,171,815
Small commercial & industrial	114,118	113,982
Large commercial & industrial	12,416	12,275
Public authorities & electric railroads	264	264
Total	1,312,516	1,298,336

	As of June 30,
Number of Natural Gas Customers	2020	2019
Residential	643,745	634,939
Small commercial & industrial	38,255	38,164
Large commercial & industrial	6,079	5,991
Total	688,079	679,094
Distribution Revenue increased for the three and six months ended June 30, 2020, compared to the same period in 2019, primarily due to the impact of higher natural gas and electric distribution rates that became effective in December 2019. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue decreased for the three and six months ended June 30, 2020, compared to the same period in 2019, primarily due to the settlement agreement of ongoing transmission-related income tax regulatory liabilities. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Other revenue includes revenue related to mutual assistance, administrative charges, off-system sales, and late payment charges. Other revenues decreased for the three and six months ended June 30, 2020, compared to the same period in 2019, as BGE temporarily suspended customer disconnections for non-payment and temporarily ceased new late fees for all customers and restored service to customers upon request who were disconnected in the last twelve months.
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
See Note 4 — Segment Information of the Combined Notes to the Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The decrease of $14 million and decrease of $87 million for the three and six months ended June 30, 2020 compared to the same period in 2019, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Credit loss expense	$7	$6
BSC costs	1	4
Labor, other benefits, contracting and materials	1	3
Storm-related costs	—	(5)
Pension and non-pension postretirement benefits expense	(1)	(1)
Other	(2)	(2)
	6	5
Regulatory required programs	(1)	(1)
Total increase	$5	$4

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$9	$21
Regulatory required programs	3	(1)
Total increase	$12	$20
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were (129.4)% and 19.6% for the three months ended June 30, 2020 and 2019, respectively, and 7.6% and 18.6% for the six months ended June 30, 2020 and 2019. The change is primarily related to the settlement agreement of ongoing transmission-related income tax regulatory liabilities. See Note 2 — Regulatory Matters and Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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

	Three Months Ended June 30,		(Unfavorable)Favorable Variance	Six Months Ended June 30,		(Unfavorable)Favorable Variance
	2020	2019		2020	2019
PHI	$94	$106	$(12)	$202	$223	$(21)
Pepco	57	64	(7)	109	119	(10)
DPL	19	30	(11)	64	83	(19)
ACE	18	14	4	31	24	7
Other(a)	—	(2)	2	(2)	(3)	1
_________

(a)	Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities and other financing and investing activities.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net Income decreased by $12 million primarily due to an increase in credit loss expense including the impacts of COVID-19 and an increase in various expenses, partially offset by higher electric distribution rates primarily at ACE.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net Income decreased by $21 million primarily due to an increase in credit loss expense including the impacts of COVID-19, unfavorable weather conditions in ACE's service territory and an increase in various expenses, partially offset by higher electric distribution rates primarily at ACE.

Pepco

Results of Operations — Pepco

	Three Months Ended June 30,		(Unfavorable) Favorable Variance	Six Months Ended June 30,		(Unfavorable) Favorable Variance
	2020	2019		2020	2019
Operating revenues	$494	$531	$(37)	$1,039	$1,106	$(67)
Operating expenses
Purchased power expense	138	144	6	303	331	28
Operating and maintenance	119	111	(8)	231	230	(1)
Depreciation and amortization	92	93	1	186	186	—
Taxes other than income taxes	87	90	3	179	182	3
Total operating expenses	436	438	2	899	929	30
Operating income	58	93	(35)	140	177	(37)
Other income and (deductions)
Interest expense, net	(34)	(34)	—	(68)	(68)	—
Other, net	9	7	2	18	14	4
Total other income and (deductions)	(25)	(27)	2	(50)	(54)	4
Income before income taxes	33	66	(33)	90	123	(33)
Income taxes	(24)	2	26	(19)	4	23
Net income	$57	$64	$(7)	$109	$119	$(10)
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net income decreased by $7 million primarily due to an increase in credit loss expense including the impacts of COVID-19.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income decreased by $10 million primarily due to an increase in credit loss expense including the impacts of COVID-19.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Volume	$2	$4
Distribution	2	3
Transmission	(26)	(28)
Other	(1)	(2)
	(23)	(23)
Regulatory required programs	(14)	(44)
Total decrease	$(37)	$(67)
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

Pepco

Volume, exclusive of the effects of weather, remained relatively consistent for three and six months ended June 30, 2020 compared to the same period in 2019.

	As of June 30,
Number of Electric Customers	2020	2019
Residential	825,000	811,985
Small commercial & industrial	53,809	54,194
Large commercial & industrial	22,467	22,155
Public authorities & electric railroads	168	155
Total	901,444	888,489
Distribution Revenue increased for the three and six months ended June 30, 2020 compared to the same period in 2019, due to higher electric distribution rates in Maryland that became effective in August 2019.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenues decreased for the three and six months ended June 30, 2020 compared to the same period in 2019, primarily due to the settlement agreement of ongoing transmission-related income tax regulatory liabilities. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues and recoveries of other taxes. Other revenue decreased for the three and six months ended June 30, 2020, compared to the same period in 2019, as Pepco temporarily suspended customer disconnections for non-payment and temporarily ceased new late fees for all customers and restored services to customers upon request who were disconnected in the last twelve months.
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
See Note 4 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The decrease of $6 million and $28 million for the three and six months ended June 30, 2020 compared to the same period 2019, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

Pepco

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$5	$12
Credit loss expense	8	7
Storm-related costs	1	(1)
Pension and non-pension postretirement benefits expense	(1)	(3)
BSC and PHISCO costs	—	(3)
Expiration of lease arrangement	(4)	(8)
Other	(3)	(4)
	6	—
Regulatory required programs	2	1
Total increase	$8	$1
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$4	$9
Regulatory required programs	(5)	(9)
Total decrease	$(1)	$—
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were (72.7)% and 3.0% for the three months ended June 30, 2020 and 2019, respectively, and (21.1)% and 3.3% for the six months ended June 30, 2020 and 2019, respectively. The change is primarily related to the settlement agreement of ongoing transmission-related income tax regulatory liabilities. See Note 2 — Regulatory Matters and Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended June 30,		(Unfavorable)Favorable Variance	Six Months Ended June 30,		(Unfavorable)Favorable Variance
	2020	2019		2020	2019
Operating revenues	$267	$287	$(20)	$617	$667	$(50)
Operating expenses
Purchased power and fuel expense	107	107	—	249	271	22
Operating and maintenance	92	77	(15)	172	160	(12)
Depreciation and amortization	47	45	(2)	94	91	(3)
Taxes other than income taxes	17	14	(3)	32	28	(4)
Total operating expenses	263	243	(20)	547	550	3
Operating income	4	44	(40)	70	117	(47)
Other income and (deductions)
Interest expense, net	(15)	(15)	—	(31)	(30)	(1)
Other, net	2	5	(3)	5	7	(2)
Total other income and (deductions)	(13)	(10)	(3)	(26)	(23)	(3)
(Loss) income before income taxes	(9)	34	(43)	44	94	(50)
Income taxes	(28)	4	32	(20)	11	31
Net income	$19	$30	$(11)	$64	$83	$(19)
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net income decreased by $11 million primarily due to an increase in credit loss expense including the impacts of COVID-19 and an increase in various expenses, partially offset by favorable weather conditions in DPL's Delaware service territory.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income decreased by $19 million primarily due to an increase in credit loss expense including the impacts of COVID-19 and an increase in various expenses.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$1	$6	$7	$(5)	$—	$(5)
Volume	—	(3)	(3)	1	(3)	(2)
Distribution	—	—	—	2	3	5
Transmission	(25)	—	(25)	(22)	—	(22)
Other	(1)	—	(1)	(2)	(1)	(3)
	(25)	3	(22)	(26)	(1)	(27)
Regulatory required programs	(1)	3	2	(22)	(1)	(23)
Total (decrease) increase	$(26)	$6	$(20)	$(48)	$(2)	$(50)
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

DPL

Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2020 compared to the same period in 2019, Operating revenues related to weather increased due to the impact of favorable weather conditions in DPL's Delaware service territory. During the six months ended June 30, 2020 compared to the same period in 2019, Operating revenues related to weather decreased due to the impact of unfavorable weather conditions in DPL's Delaware service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the three and six months ended June 30, 2020 compared to same period in 2019 and normal weather consisted of the following:

Delaware Electric Service Territory				% Change
Three Months Ended June 30,	2020	2019	Normal	2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	606	300	467	102.0%	29.8%
Cooling Degree-Days	299	386	334	(22.5)%	(10.5)%

				% Change
Six Months Ended June 30,	2020	2019	Normal	2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	2,609	2,822	2,980	(7.5)%	(12.4)%
Cooling Degree-Days	299	386	335	(22.5)%	(10.7)%

Delaware Natural Gas Service Territory				% Change
Three Months Ended June 30,	2020	2019	Normal	2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	606	300	486	102.0%	24.7%

				% Change
Six Months Ended June 30,	2020	2019	Normal	2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	2,609	2,822	2,984	(7.5)%	(12.6)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three and six months ended June 30, 2020 compared to the same period in 2019.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2020	2019			2020	2019
Residential	703	652	7.8%	4.6%	1,446	1,503	(3.8)%	1.4%
Small commercial & industrial	274	306	(10.5)%	(10.9)%	570	626	(8.9)%	(6.4)%
Large commercial & industrial	810	866	(6.5)%	(6.1)%	1,633	1,676	(2.6)%	(1.7)%
Public authorities & electric railroads	9	9	—%	4.0%	17	17	—%	3.0%
Total electric retail deliveries(a)	1,796	1,833	(2.0)%	(3.0)%	3,666	3,822	(4.1)%	(1.2)%

DPL

	As of June 30,
Number of Total Electric Customers (Maryland and Delaware)	2020	2019
Residential	470,788	465,423
Small commercial & industrial	61,958	61,552
Large commercial & industrial	1,402	1,398
Public authorities & electric railroads	612	619
Total	534,760	528,992
_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2020	2019			2020	2019
Residential	1,168	741	57.6%	(11.8)%	4,815	5,348	(10.0)%	(2.8)%
Small commercial & industrial	557	566	(1.6)%	(35.0)%	2,228	2,586	(13.8)%	(7.4)%
Large commercial & industrial	411	442	(7.0)%	(7.0)%	863	965	(10.6)%	(10.6)%
Transportation	1,472	1,475	(0.2)%	(8.0)%	3,580	3,693	(3.1)%	(0.9)%
Total natural gas deliveries(a)	3,608	3,224	11.9%	(14.1)%	11,486	12,592	(8.8)%	(3.8)%

	As of June 30,
Number of Delaware Natural Gas Customers	2020	2019
Residential	126,245	124,325
Small commercial & industrial	9,914	9,907
Large commercial & industrial	17	18
Transportation	159	158
Total	136,335	134,408
__________

(a)
Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to higher natural gas distribution rates due to the Gas Distribution System Improvement Charge (DSIC) fully implemented in the first quarter of 2020.
Transmission Revenues. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar years. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue decreased for the three and six months ended June 30, 2020 compared to the same period in 2019 primarily due to the settlement agreement of ongoing transmission-related income tax regulatory liabilities. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues and recoveries of other taxes. Other revenue decreased for the three and six months ended June 30, 2020 compared to the same period in 2019, as DPL temporarily suspended customer disconnections for non-payment and temporarily ceased new late fees for all customers and restored service to customers upon request who were disconnected in the last twelve months.

DPL

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
See Note 4 - Segment Information for the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The decrease of $22 million for the six months ended June 30, 2020 compared to the same period in 2019 in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$8	$8
Credit loss expense	7	5
Storm-related costs	2	2
Pension and non-pension postretirement benefits expense	(1)	(2)
BSC and PHISCO costs	—	(2)
Other	(5)	(2)
	11	9
Regulatory required programs	4	3
Total increase	$15	$12
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$3	$5
Regulatory required programs	(1)	(2)
Total increase	$2	$3
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 311.1% and 11.8% for the three months ended June 30, 2020 and 2019, respectively, and (45.5)% and 11.7% for the six months ended June 30, 2020 and 2019, respectively. The change is primarily related to the settlement agreement of ongoing transmission-related income tax regulatory liabilities. See Note 2 — Regulatory Matters and Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended June 30,		(Unfavorable) Favorable Variance	Six Months Ended June 30,		(Unfavorable) Favorable Variance
	2020	2019		2020	2019
Operating revenues	$256	$274	$(18)	$532	$547	$(15)
Operating expenses
Purchased power expense	130	131	1	259	270	11
Operating and maintenance	82	74	(8)	160	155	(5)
Depreciation and amortization	44	40	(4)	86	71	(15)
Taxes other than income taxes	2	1	(1)	4	2	(2)
Total operating expenses	258	246	(12)	509	498	(11)
Gain on sale of assets	—	—	—	2	—	2
Operating (loss) income	(2)	28	(30)	25	49	(24)
Other income and (deductions)
Interest expense, net	(15)	(15)	—	(29)	(28)	(1)
Other, net	2	1	1	3	4	(1)
Total other income and (deductions)	(13)	(14)	1	(26)	(24)	(2)
Income before income taxes	(15)	14	(29)	(1)	25	(26)
Income taxes	(33)	—	33	(32)	1	33
Net income	$18	$14	$4	$31	$24	$7
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019. Net income increased by $4 million primarily due to higher electric distribution rates that became effective in April 2020 partially offset by lower commercial and industrial usage.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income increased by $7 million primarily due to higher electric distribution rates that became effective in April 2019 and April 2020, partially offset by unfavorable weather conditions in ACE’s service territory, lower commercial and industrial usage and increased depreciation and amortization expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Decrease) Increase	(Decrease) Increase
Weather	$(1)	$(5)
Volume	(4)	(6)
Distribution	5	20
Transmission	(24)	(18)
Other	(1)	(2)
	(25)	(11)
Regulatory required programs	7	(4)
Total decrease	$(18)	$(15)
Weather. The demand for electricity is affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. There was a decrease related to weather for the six months ended June 30, 2020 compared to same period in 2019 due to the impact of unfavorable weather conditions in ACE's service territory.

ACE

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the three and six months ended June 30, 2020 compared to same period in 2019 consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended June 30,	2020	2019		2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	613	380	541	61.3%	13.3%
Cooling Degree-Days	312	351	304	(11.1)%	2.6%

			Normal	% Change
Six Months Ended June 30,	2020	2019		2020 vs. 2019	2020 vs. Normal
Heating Degree-Days	2,561	2,886	3,034	(11.3)%	(15.6)%
Cooling Degree-Days	312	351	305	(11.1)%	2.3%
Volume, exclusive of the effects of weather, decreased for the three and six months ended June 30, 2020 compared to the same period in 2019, primarily due to lower commercial and industrial usage.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30, 2020		% Change	Weather - Normal % Change(b)
	2020	2019			2020	2019
Residential	850	804	5.7%	6.5%	1,660	1,713	(3.1)%	1.3%
Small commercial & industrial	276	314	(12.1)%	(12.8)%	570	624	(8.7)%	(6.4)%
Large commercial & industrial	702	872	(19.5)%	(19.3)%	1,437	1,662	(13.5)%	(12.7)%
Public authorities & electric railroads	11	11	—%	2.8%	24	24	—%	(0.9)%
Total electric retail deliveries(a)	1,839	2,001	(8.1)%	(7.9)%	3,691	4,023	(8.3)%	(5.7)%

	As of June 30,
Number of Electric Customers	2020	2019
Residential	496,668	492,940
Small commercial & industrial	61,468	61,416
Large commercial & industrial	3,327	3,464
Public authorities & electric railroads	687	672
Total	562,150	558,492
_________

(a)
Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

(b)	Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue increased for the three and six months ended June 30, 2020 compared to the same period in 2019 primarily due to higher electric distribution rates that became effective in April 2019 and April 2020.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue decreased for the three and six months ended June 30, 2020 compared to the same period in 2019, primarily due to settlement agreement for

ACE

ongoing transmission-related income tax regulatory liabilities. See Note 2 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, Societal Benefits Charge, Transition Bonds and BGS procurement and administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, but impact Operating revenues related to supplied electricity. Drivers of Operating revenues related to commodity, REC and ZEC procurement costs and participation in customer choice programs are fully offset by their impact on Purchased power expense. ACE recovers electricity, REC and ZEC procurement costs from customers without mark-up.
See Note 4 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $1 million and $11 million for three and six months ended June 30, 2020 compared to the same period in 2019 , respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting and materials	$6	$9
Storm-related costs	(1)	(1)
BSC and PHISCO costs	—	(1)
Credit loss expense(a)	7	6
Other	(3)	(8)
	9	5
Regulatory required programs	(1)	—
Total increase	$8	$5
_________

(a)
ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism. An equal and offsetting amount has been recognized in Operating revenues.

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$3	$12
Regulatory asset amortization	(2)	(1)
Regulatory required programs	3	4
Total increase	$4	$15
_________

(a)	Depreciation and amortization increased primarily due to ongoing capital expenditures.

Gain on sale of assets for the six months ended June 30, 2020 compared to the same period in 2019 increased due to the sale of land in February 2020.

ACE

Effective income tax rates were 220.0% and 0.0% for the three months ended June 30, 2020 and 2019, respectively, 3,200.0% and 4.0% for the six months ended June 30, 2020 and 2019, respectively. The change is primarily related to the settlement agreement of ongoing transmission-related income tax regulatory liabilities. See Note 2 — Regulatory Matters and Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations, the sale of certain receivables, as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each of the Registrants annually evaluates its financing plan, dividend practices and credit line sizing, focusing on maintaining its investment grade ratings while meeting its cash needs to fund capital requirements, retire debt, pay dividends, fund pension and OPEB obligations and invest in new and existing ventures. A broad spectrum of financing alternatives beyond the core financing options can be used to meet its needs and fund growth including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., joint ventures, minority partners, etc.). Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, the Registrants have access to credit facilities with aggregate bank commitments of $10.7 billion. As a result of disruptions in the commercial paper markets due to COVID-19 in March of 2020, Generation borrowed $1.5 billion on its revolving credit facility to refinance commercial paper. Generation repaid the $1.5 billion borrowed on the revolving credit facility on April 3, 2020 using funds from short-term loans issued in March 2020, cash proceeds from the sale of certain customer accounts receivable, and borrowings from the Exelon intercompany money pool. See Note 5 - Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information on the sale of customer accounts receivable. Exelon Corporate, Generation, and the Utility Registrants continued to issue commercial paper during the second quarter of 2020. See Executive Overview for additional information on COVID-19. The Registrants continue to utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for additional information. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs and capital expenditure requirements.
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
Despite disruptions in the financial markets due to COVID-19, the Registrants have been able to fund their liquidity needs to date. As of December 31, 2019, Exelon had approximately $4.0 billion of long-term debt that matures in 2020, excluding project financings and floating rate long-term debt. Of this, as of June 30, 2020, Exelon has redeemed or refinanced approximately $3.4 billion that is maturing in 2020. The remaining amount of $0.6 billion on Exelon’s and Generation’s Consolidated Balance Sheet matures in the fourth quarter of 2020. To date in 2020, the Registrants have been able to execute their expected debt issuances and have issued long-term debt of $5.1 billion, of which $4.0 billion was issued in the period of April to July of 2020. The Registrants accelerated the timing of a number of planned debt issuances resulting in the $4.0 billion issued in the period of April to July of 2020 and the Registrants have now completed their planned long-term debt issuances for the 2020 year.
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
As of June 30, 2020, Exelon would not be required to post a parental guarantee for TMI Unit 1 under the SAFSTOR scenario which is the planned decommissioning option as described in the TMI Unit 1 PSDAR filed by Generation with the NRC on April 5, 2019. On October 16, 2019, the NRC granted Generation's exemption request to use the TMI Unit 1 NDT funds for spent fuel management costs. An additional exemption request would be required to allow the funds to be spent on site restoration costs, which are not expected to be incurred in the near term.
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
Cash Flows from Operating Activities (All Registrants)
General
Generation’s cash flows from operating activities primarily result from the sale of electric energy and energy-related products and services to customers. Generation’s future cash flows from operating activities may be affected by future demand for and market prices of energy and its ability to continue to produce and supply power at competitive costs as well as to obtain collections from customers and the sale of certain receivables.
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
See Note 3 — Regulatory Matters and Note 18 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements of the Exelon 2019 Form 10-K for additional information of regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the six months ended June 30, 2020 and 2019 by Registrant:

(Decrease) increase in cash flows from operating activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income	$(510)	$(172)	$(237)	$(92)	$13	$(21)	$(10)	$(19)	$7
Adjustments to reconcile net income to cash:
Non-cash operating activities	305	44	315	17	4	(7)	(29)	18	10
Pension and non-pension postretirement benefit contributions	(203)	(85)	(76)	9	(26)	(20)	—	1	(2)
Income taxes	(265)	(295)	(133)	26	55	(18)	5	(23)	(4)
Changes in working capital and other noncurrent assets and liabilities	(46)	(149)	(24)	115	1	(6)	12	5	(14)
Option premiums paid, net	(150)	(150)	—	—	—	—	—	—	—
Collateral posted, net	651	660	(14)	—	5	—	—	—	—
(Decrease) increase in cash flows from operating activities	$(218)	$(147)	$(169)	$75	$52	$(72)	$(22)	$(18)	$(3)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2020 and 2019 were as follows:

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

•
During 2020, Exelon and Generation derecognized approximately $1.2 billion of accounts receivable. See Note 5 — Accounts Receivable for additional information on the sales of customer accounts receivable.

Cash Flows from Investing Activities (All Registrants)
The following table provides a summary of the change in cash flows from investing activities for the six months ended June 30, 2020 and 2019 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(201)	$(40)	$(68)	$(65)	$(6)	$12	$(26)	$(24)	$49
Proceeds from NDT fund sales, net	(125)	(125)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(14)	(14)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	179	—	68	—	—	38	(55)	—
Collection of DPP	1,102	1,102	—	—	—	—	—	—	—
Other investing activities	(22)	(2)	(21)	(1)	(8)	—	(4)	(4)	5
Increase (decrease) in cash flows from investing activities	$740	$1,100	$(89)	$2	$(14)	$12	$8	$(83)	$54

Significant investing cash flow impacts for the Registrants for six months ended June 30, 2020 and 2019 were as follows:

•	Variances in capital expenditures are primarily due to the timing of cash expenditures for capital projects. Refer below for additional information on projected capital expenditure spending.

•	Changes in intercompany money pool are driven by short-term borrowing needs. Refer to more information regarding the intercompany money pool below.
Capital Expenditure Spending
As of June 30, 2020, the most recent estimates of capital expenditures for plant additions and improvements for 2020 are as follows:

(in millions)	Transmission	Distribution	Gas	Total
Exelon	N/A	N/A	N/A	$8,075
Generation	N/A	N/A	N/A	1,500
ComEd	450	1,900	N/A	2,350
PECO	125	725	300	1,150
BGE	300	550	450	1,300
PHI	450	1,125	100	1,675
Pepco	150	700	N/A	850
DPL	125	225	100	450
ACE	175	200	N/A	375
Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Cash Flows from Financing Activities (All Registrants)
The following table provides a summary of the change in cash flows from financing activities for the six months ended June 30, 2020 and 2019 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(596)	$280	$(433)	$—	$(270)	$(37)	$(28)	$(56)	$47
Long-term debt, net	2,356	(443)	900	350	400	53	6	99	(52)
Changes in intercompany money pool	—	100	—	(52)	—	7	50	(38)	5
Dividends paid on common stock	(42)	—	5	10	(11)	—	(29)	4	(11)
Distributions to member	—	(488)	—	—	—	(52)	—	—	—
Contributions from parent/member	—	—	125	86	26	76	8	106	(39)
Other financing activities	(79)	(9)	(4)	(2)	(8)	(4)	(3)	(1)	—
Increase (decrease) in cash flows from financing activities	$1,639	$(560)	$593	$392	$137	$43	$4	$114	$(50)
Significant financing cash flow impacts for the Registrants for the six months ended June 30, 2020 and 2019 were as follows:

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

•
For the six months ended June 30, 2020, other financing activities primarily consists of debt issuance costs. See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances.

Debt
See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the six months ended June 30, 2020, the following long-term debt was retired and/or redeemed:

Company(a)	Type	Interest Rate	Maturity	Amount
Exelon	Notes	2.85%	June 15, 2020	$900
Exelon	Long-Term Software License Agreement	3.95%	May 1, 2024	24
Generation	Senior Notes	2.95%	January 15, 2020	1,000
Generation	Tax-Exempt Bonds	2.50% - 2.70%	December 1, 2025 - June 1, 2036	379
Generation	ExGen Renewables IV Nonrecourse Debt(b)	3mL +3%	November 30, 2024	22
Generation	Continental Wind Nonrecourse Debt(b)	6.00%	February 28, 2033	18
Generation	Antelope Valley DOE Nonrecourse Debt(b)	2.29% - 3.56%	January 5, 2037	7
Generation	Energy Efficiency Project Financing	3.71%	December 31, 2020	4
Generation	Renewable Power Generation Nonrecourse Debt(b)	4.11%	March 31, 2035	3
Generation	SolGen Nonrecourse Debt	3.93%	September 30, 2036	2
Generation	Energy Efficiency Project Financing	4.12%	November 30, 2020	1
ACE	Tax-Exempt First Mortgage Bonds	4.88%	June 1, 2029	23
ACE	Transition Bonds	5.55%	October 20, 2023	9
_________

(a)	On July 1, Generation redeemed $550 million of 4.00% senior notes. On August 3, 2020, ComEd redeemed $500 million of first mortgage bonds, and DPL redeemed $78 million of tax-exempt bonds.

(b)	See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of nonrecourse debt.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2020 and for the third quarter of 2020 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2020	January 28, 2020	February 20, 2020	March 10, 2020	$0.3825
Second Quarter 2020	April 28, 2020	May 15, 2020	June 10, 2020	$0.3825
Third Quarter 2020	July 28, 2020	August 14, 2020	September 10, 2020	$0.3825
_________

(a)	Exelon's Board of Directors approved an updated dividend policy providing an increase of 5% each year for the period covering 2018 through 2020.

Credit Matters (All Registrants)
The Registrants fund liquidity needs for capital investment, working capital, energy hedging and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets and large, diversified credit facilities. The credit facilities include $10.7 billion in aggregate total commitments of which $8.6 billion was available to support additional commercial paper as of June 30, 2020, and of which no financial institution has more than 7% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the second quarter of 2020 to fund their short-term liquidity needs. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising and merger activity. See PART I. ITEM 1A. RISK FACTORS of the Exelon 2019 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flow from operating activities, access to credit markets and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of June 30, 2020, it would have been required to provide incremental collateral of $1.3 billion to meet collateral obligations for derivatives, non-derivatives, normal purchases and normal sales contracts and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within the $5 billion of available credit capacity of its revolver.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2020 and available credit facility capacity prior to any incremental collateral at June 30, 2020:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$4	$—	$998
PECO	—	24	600
BGE	11	26	600
Pepco	11	—	285
DPL	4	10	300
ACE	—	—	295
_________

(a)	Represents incremental collateral related to natural gas procurement contracts.
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
The Registrants’ credit ratings did not change for the six months ended June 30, 2020. On July 21, 2020, S&P lowered ComEd's long-term issuer credit rating from 'A-' to a 'BBB+'. S&P also affirmed the current 'A' rating on ComEd's senior secured debt and 'A-2' short-term rating, which influences long and short-term borrowing cost.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2020, are presented in the following table:

Exelon Intercompany Money Pool	During the Three Months Ended June 30, 2020		As of June 30, 2020
Contributed (Borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$1,364	$—	$372
Generation	—	(980)	—
BSC	—	(504)	(410)
PHI Corporate	—	(22)	(22)
PCI	60	—	60

PHI Intercompany Money Pool	During the Three Months Ended June 30, 2020		As of June 30, 2020
Contributed (Borrowed)	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$126	$(57)	$(50)
DPL	62	(49)	55
ACE	—	(77)	(5)
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

Regulatory Authorizations
ComEd, PECO, BGE, Pepco, DPL and ACE are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of June 30, 2020
	Short-term Financing Authority(a)			Remaining Long-term Financing Authority(a)
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd	FERC	December 31, 2021	$2,500	ICC	February 1, 2023	$893
PECO	FERC	December 31, 2021	1,500	PAPUC	December 31, 2021	1,225
BGE	FERC	December 31, 2021	700	MDPSC	N/A	1,100
Pepco	FERC	December 31, 2021	500	MDPSC / DCPSC	December 31, 2022	1,050
DPL	FERC	December 31, 2021	500	MDPSC / DPSC	December 31, 2022	375
ACE	NJBPU	December 31, 2021	350	NJBPU	December 31, 2020	77
_________

(a)	Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.

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
For an in-depth discussion of the Registrants' contractual obligations and off-balance sheet arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangements” in the Exelon 2019 Form 10-K. In addition, see discussion of off-balance sheet arrangement discussed below.
Sales of Customer Accounts Receivable
On April 8, 2020, Generation entered into an accounts receivable financing facility with a number of financial institutions and a commercial paper conduit to sell certain receivables, which expires on April 7, 2021 unless renewed by the mutual consent of the parties in accordance with its terms. The facility allows Generation to obtain financing at lower cost and diversify its sources of liquidity. See Note 5 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information.

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
As of June 30, 2020, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York and ERCOT reportable segments is 98%-101% and 76%-79% for 2020 and 2021, respectively. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire economic hedge portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on June 30, 2020 market conditions and hedged position would be an increase in pre-tax net income of approximately $25 million for 2020 and a decrease of $189 million for 2021. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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

The following table provides detail on changes in Exelon’s, Generation’s and ComEd’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2019 to June 30, 2020. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2020 and December 31, 2019.

	Exelon	Generation	ComEd
Total mark-to-market energy contract net assets (liabilities) at December 31, 2019(a)	$567	$868	$(301)
Total change in fair value during 2020 of contracts recorded in results of operations	(182)	(182)	—
Reclassification to realized at settlement of contracts recorded in results of operations	385	385	—
Changes in fair value — recorded through regulatory assets(b)	(17)	—	(17)
Changes in allocated collateral	(353)	(353)	—
Net option premium paid	102	102	—
Option premium amortization	(27)	(27)	—
Upfront payments and amortizations(c)	(50)	(50)	—
Total mark-to-market energy contract net assets (liabilities) at June 30, 2020(a)	$425	$743	$(318)
_________

(a)	Amounts are shown net of collateral paid to and received from counterparties.

(b)
For ComEd, the changes in fair value are recorded as a change in regulatory assets. As of June 30, 2020, ComEd recorded a regulatory asset of $318 million related to its mark-to-market derivative liabilities with unaffiliated suppliers. For the six months ended June 30, 2020, ComEd recorded $35 million of decreases in fair value and an increase for realized losses due to settlements of $18 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.

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

Exelon

	Maturities Within						Total Fair Value
	2020	2021	2022	2023	2024	2025 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(72)	$(11)	$(20)	$1	$6	$17	$(79)
Prices provided by external sources (Level 2)	77	35	37	13	—	1	163
Prices based on model or other valuation methods (Level 3)(c)	203	223	83	3	(12)	(159)	341
Total	$208	$247	$100	$17	$(6)	$(141)	$425
_________

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $576 million at June 30, 2020.

(c)	Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Generation

	Maturities Within						Total Fair Value
	2020	2021	2022	2023	2024	2025 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(72)	$(11)	$(20)	$1	$6	$17	$(79)
Prices provided by external sources (Level 2)	77	35	37	13	—	1	163
Prices based on model or other valuation methods (Level 3)	220	252	112	32	16	27	659
Total	$225	$276	$129	$46	$22	$45	$743
_________

(a)	Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.

(b)	Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $576 million at June 30, 2020.
ComEd

	Maturities Within						Total Fair Value
	2020	2021	2022	2023	2024	2025 and Beyond
Commodity derivative contracts(a):
Prices based on model or other valuation methods (Level 3)(a)	$(17)	$(29)	$(29)	$(29)	$(28)	$(186)	$(318)
_________

(a)	Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
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
Generation
The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchases and normal sales agreements, and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2020. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The figures in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs and commodity exchanges, which are discussed below.

Rating as of June 30, 2020	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$772	$25	$747	$1	$117
Non-investment grade	35	26	9
No external ratings
Internally rated — investment grade	213	1	212
Internally rated — non-investment grade	130	17	113
Total	$1,150	$69	$1,081	$1	$117

	Maturity of Credit Risk Exposure
Rating as of June 30, 2020	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$690	$55	$27	$772
Non-investment grade	35	—	—	35
No external ratings
Internally rated — investment grade	156	32	25	213
Internally rated — non-investment grade	118	6	6	130
Total	$999	$93	$58	$1,150

Net Credit Exposure by Type of Counterparty	As of June 30, 2020
Financial institutions	$29
Investor-owned utilities, marketers, power producers	834
Energy cooperatives and municipalities	173
Other	45
Total	$1,081
_________

(a)	As of June 30, 2020, credit collateral held from counterparties where Generation had credit exposure included $31 million of cash and $38 million of letters of credit.
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
Utility Registrants
As of June 30, 2020, the Utility Registrants were not required to post collateral under their energy and/or natural gas procurement contracts. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon and Generation may also utilize interest rate swaps to manage their interest rate exposure. A hypothetical 50 basis points increase in the interest rates associated with unhedged variable-rate debt (excluding commercial paper) and fixed-to-floating swaps would result in approximately a $2 million decrease in Exelon pre-tax income for the six months ended June 30, 2020. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Equity Price Risk (Exelon and Generation)
Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of June 30, 2020, Generation’s NDT funds are reflected at fair value in its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would result in a $696 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices.

Item 4.    Controls and Procedures
During the second quarter of 2020, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2020, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting, including no changes resulting from COVID-19. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview for additional information on COVID-19.
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
Item 1A.    Risk Factors
Risks Related to Exelon
At June 30, 2020, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2019 Form 10-K in ITEM 1A. RISK FACTORS, except for the following risk factors, which were added.
Our Results Could be Negatively Affected by the Impacts of COVID-19 (All Registrants).
The Registrants have taken steps to mitigate the potential risks posed by COVID-19. This is an evolving situation that could lead to extended disruption of economic activity in the Registrants’ respective markets. COVID-19 could negatively affect the Registrants’ ability to operate their respective generating and transmission and distribution assets, their ability to access capital markets, and results of operations. The Registrants cannot predict the extent of the impacts of COVID-19, which will depend on future developments and which are highly uncertain at this time. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview for additional information on COVID-19.
Exelon and ComEd have received requests for information related to an SEC investigation into their lobbying activities. The outcome of the investigation could have a material adverse effect on their reputation and consolidated financial statements (Exelon and ComEd).
On October 22, 2019, the SEC notified Exelon and ComEd that it had opened an investigation into their lobbying activities in the State of Illinois. Exelon and ComEd have cooperated fully, including by providing all information requested by the SEC, and intend to continue to cooperate fully and expeditiously with the SEC. The outcome of the SEC’s investigation cannot be predicted and could subject Exelon and ComEd to criminal or civil penalties, sanctions or other remedial measures.  Any of the foregoing, as well as the appearance of non-compliance with anti-corruption and anti-bribery laws, could have an adverse impact on Exelon’s and ComEd’s reputations or relationships with regulatory and legislative authorities, customers and other stakeholders, as well as their consolidated financial statements.
If ComEd violates its Deferred Prosecution Agreement announced on July 17, 2020, it could have an adverse effect on the reputation and consolidated financial statements of Exelon and ComEd (Exelon and ComEd).
On July 17, 2020, ComEd entered into a Deferred Prosecution Agreement (DPA) with the U.S. Attorney’s Office for the Northern District of Illinois (USAO) to resolve the USAO’s investigation into Exelon’s and ComEd’s lobbying activities in the State of Illinois. Exelon was not made a party to the DPA and the investigation by the USAO into Exelon’s activities ends with no charges being brought against Exelon. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including, but not limited to, the following: (i) payment to the United States Treasury of $200 million, with $100 million payable within thirty days of the filing of the DPA with the United States District Court for the Northern District of Illinois and an additional $100 million within ninety days of such filing date; (ii) continued full cooperation with the government’s investigation; and (iii) ComEd’s adoption and maintenance of remedial measures involving compliance and reporting undertakings as specified in the DPA. If ComEd is found to have breached the terms of the DPA, the USAO may elect to prosecute, or bring a civil action against, ComEd for conduct alleged in the DPA or known to the government, which could result in fines or penalties and could have an adverse impact on Exelon’s and ComEd’s reputation or relationships with regulatory and legislative authorities, customers and other stakeholders, as well as their consolidated financial statements.

Item 4.    Mine Safety Disclosures
All Registrants
Not applicable to the Registrants.
Item 5.    Other Information
Amendments to Exelon, ComEd, PECO, BGE and PHI Governing Documents
On August 3, 2020, Exelon, ComEd, PECO, and BGE each adopted Amended and Restated Bylaws, and PHI entered into an Amended and Restated Limited Liability Company Agreement, to address certain administrative and other non-material matters. In addition, the amendments to each of the utilities’ governing documents provide that vacancies on the utilities’ respective boards of directors may only be filled by such utility’s shareholders and that the utilities’ respective governing documents may only be amended by such utility’s shareholders.
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

Exhibit No.	Description
3.1*	Amended and Restated Bylaws of Exelon*

3.2*	Amended and Restated Bylaws of ComEd*

3.3*	Amended and Restated Bylaws of PECO*

3.4*	Amended and Restated Bylaws of BGE*

3.5*	Amended and Restated Limited Liability Company Agreement of PHI*

4.1	Exelon Generation Form of 3.250% Senior Notes due 2025 (File No. 333-85496, Form 8-K dated May 15, 2020, Exhibit 4.1).

4.2	One Hundred and Eighteenth Supplemental Indenture dated as of June 1, 2020 from PECO to U.S. Bank National Association, as trustee (File No. 000-16844, Form 8-K dated June 8, 2020, Exhibit 4.1).

4.3	BGE Form of 2.900% notes due June 15, 2050 (File No. 001-01910, Form 8-K dated June 5, 2020, Exhibit 4.2).

4.4
Pollution Control Facilities Loan Agreement, dated as of June 1, 2020, between The Pollution Control Financing Authority of Salem County and ACE (File No. 001-03559, Form 8-K dated June 2, 2020, Exhibit 4.1).

4.5	Supplemental Indenture, dated as of June 1, 2020, with respect to the ACE Mortgage and Deed of Trust, dated as of January 15, 1937 (File No. 001-03559, Form 8-K dated June 9, 2020, Exhibit 4.2).

4.6	Supplemental Indenture, dated as of June 1, 2020, with respect to the DPL Mortgage and Deed of Trust, dated as of October 1, 1943 (File No. 001-01405, Form 8-K dated June 9, 2020, Exhibit 4.4).

4.7	Gas Facilities Loan Agreement, dated as of July 1, 2020, between The Delaware Economic Development Authority and DPL (File No. 001-01405, Form 8-K dated July 1, 2020, Exhibit 4.1).

10.1*	Exelon Corporation Form of Non-Employee Directors’ Deferred Stock Unit Program Agreement.*

10.2	Exelon Corporation 2020 Long-Term Incentive Plan (Effective April 28, 2020) (File No. 001-16169, Proxy Statement filed March 18, 2020, Appendix A).

10.3*	Exelon Corporation 2020 Long-Term Incentive Plan Prospectus, dated May 27, 2020.*

10.4*	Form of Restricted Stock Unit Award Notice and Agreement under the Exelon Corporation 2020 Long-Term Incentive Plan*

10.5*	Form of Performance Share Award Notice and Agreement under the Exelon Corporation 2020 Long-Term Incentive Plan*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed by the following officers for the following companies:

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
August 4, 2020

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
August 4, 2020

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
August 4, 2020

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

/s/ CAROLINE FULGINITI
Caroline Fulginiti
Director, Accounting (Principal Accounting Officer)
August 4, 2020

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
August 4, 2020

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
August 4, 2020

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
August 4, 2020

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
August 4, 2020

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
August 4, 2020