Form 10-Q
period 2021-03-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; DELMARVA POWER & LIGHT CO /DE/; EXELON GENERATION CO LLC; POTOMAC ELECTRIC POWER CO; PEPCO HOLDINGS LLC; ATLANTIC CITY ELECTRIC CO; PECO ENERGY CO
filed 2021-05-05
CIK 1109357, 9466, 22606, 27879, 1168165, 79732, 1135971, 8192, 78100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2021 was:

Exelon Corporation Common Stock, without par value	977,175,235
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,380
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
Antelope Valley	Antelope Valley Solar Ranch One
BSC	Exelon Business Services Company, LLC
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
EGR IV	ExGen Renewables IV, LLC
EGRP	ExGen Renewables Partners, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
FitzPatrick	James A. FitzPatrick nuclear generating station
NER	NewEnergy Receivables LLC
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
RPG	Renewable Power Generation
SolGen	SolGen, LLC
TMI	Three Mile Island nuclear facility

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2020 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2020 Annual Report on Form 10-K
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CBA	Collective Bargaining Agreement
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CES	Clean Energy Standard
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CODM	Chief operating decision maker(s)
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DOE	United States Department of Energy
DOEE	District of Columbia Department of Energy & Environment
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
DPSC	Delaware Public Service Commission
EDF	Electricite de France SA and its subsidiaries
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FRR	Fixed Resource Requirement
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	Independent System Operator New England Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
LIBOR	London Interbank Offered Rate
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
MOPR	Minimum Offer Price Rule
MPSC	Missouri Public Service Commission
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
N/A	Not applicable
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange
NJBPU	New Jersey Board of Public Utilities
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOSA	Nuclear Operating Services Agreement
NPNS	Normal Purchase Normal Sale scope exception
NRC	Nuclear Regulatory Commission
NYISO	New York Independent System Operator Inc.
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PPE	Property, plant, and equipment
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSDAR	Post-Shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PUCT	Public Utility Commission of Texas
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RMC	Risk Management Committee

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
RNF	Revenues Net of Purchased Power and Fuel Expense
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
Transition Bonds	Transition Bonds issued by ACE Funding
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit, or Zero Emission Certificate
ZES	Zero Emission Standard

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties including, among others, those related to the timing, manner, tax-free nature, and expected benefits associated with the potential separation of Exelon’s competitive power generation and customer-facing energy business from its six regulated electric and gas utilities. Words such as “could,” “may,” “expects,” “anticipates,” “will,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic, and financial performance, are intended to identify such forward-looking statements.
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2020 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 19, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 14, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
Investors are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. None of the Registrants undertakes any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Operating revenues
Competitive businesses revenues	$5,265	$4,404
Rate-regulated utility revenues	4,496	4,276
Revenues from alternative revenue programs	129	67
Total operating revenues	9,890	8,747
Operating expenses
Competitive businesses purchased power and fuel	4,610	2,710
Rate-regulated utility purchased power and fuel	1,358	1,157
Operating and maintenance	1,979	2,204
Depreciation and amortization	1,697	1,021
Taxes other than income taxes	438	437
Total operating expenses	10,082	7,529
Gain on sales of assets and businesses	71	2
Operating (loss) income	(121)	1,220
Other income and (deductions)
Interest expense, net	(380)	(404)
Interest expense to affiliates	(6)	(6)
Other, net	225	(725)
Total other income and (deductions)	(161)	(1,135)
(Loss) income before income taxes	(282)	85
Income taxes	(19)	(294)
Equity in losses of unconsolidated affiliates	(1)	(3)
Net (loss) income	(264)	376
Net income (loss) attributable to noncontrolling interests	25	(206)
Net (loss) income attributable to common shareholders	$(289)	$582
Comprehensive income, net of income taxes
Net (loss) income	$(264)	$376
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(10)
Actuarial loss reclassified to periodic benefit cost	56	47
Pension and non-pension postretirement benefit plan valuation adjustment	(2)	(7)
Unrealized loss on cash flow hedges	—	(1)
Unrealized gain (loss) on foreign currency translation	1	(8)
Other comprehensive income	54	21
Comprehensive (loss) income	(210)	397
Comprehensive income (loss) attributable to noncontrolling interests	25	(206)
Comprehensive (loss) income attributable to common shareholders	$(235)	$603

Average shares of common stock outstanding:
Basic	977	975
Assumed exercise and/or distributions of stock-based awards	—	1
Diluted(a)	977	976

(Losses) earnings per average common share
Basic	$(0.30)	$0.60
Diluted	$(0.30)	$0.60
__________
(a)The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was less than 1 million for the three months ended March 31, 2021 and March 31, 2020.
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net (loss) income	$(264)	$376
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	2,104	1,378
Asset impairments	1	8
Gain on sales of assets and businesses	(71)	—
Deferred income taxes and amortization of investment tax credits	(142)	(245)
Net fair value changes related to derivatives	(178)	(132)
Net realized and unrealized (gains) losses on NDT funds	(118)	651
Unrealized loss on equity investments	23	—
Other non-cash operating activities	(170)	273
Changes in assets and liabilities:
Accounts receivable	(372)	800
Inventories	77	81
Accounts payable and accrued expenses	(176)	(976)
Option premiums received (paid), net	16	(38)
Collateral received (posted), net	273	(21)
Income taxes	113	(56)
Pension and non-pension postretirement benefit contributions	(537)	(531)
Other assets and liabilities	(1,840)	(488)
Net cash flows (used in) provided by operating activities	(1,261)	1,080
Cash flows from investing activities
Capital expenditures	(2,140)	(2,016)
Proceeds from NDT fund sales	2,908	1,183
Investment in NDT funds	(2,939)	(1,234)
Collection of DPP	1,574	—
Proceeds from sales of assets and businesses	680	—
Other investing activities	12	(8)
Net cash flows provided by (used in) investing activities	95	(2,075)
Cash flows from financing activities
Changes in short-term borrowings	597	109
Proceeds from short-term borrowings with maturities greater than 90 days	500	500
Issuance of long-term debt	1,705	2,652
Retirement of long-term debt	(79)	(1,032)
Dividends paid on common stock	(374)	(373)
Proceeds from employee stock plans	31	30
Other financing activities	(46)	(21)
Net cash flows provided by financing activities	2,334	1,865
Increase in cash, restricted cash, and cash equivalents	1,168	870
Cash, restricted cash, and cash equivalents at beginning of period	1,166	1,122
Cash, restricted cash, and cash equivalents at end of period	$2,334	$1,992

Supplemental cash flow information
Decrease in capital expenditures not paid	$(324)	$(180)
Increase in DPP	1,339	—
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,908	$663
Restricted cash and cash equivalents	374	438
Accounts receivable
Customer accounts receivable	4,017	3,597
Customer allowance for credit losses	(442)	(366)
Customer accounts receivable, net	3,575	3,231
Other accounts receivable	1,320	1,469
Other allowance for credit losses	(79)	(71)
Other accounts receivable, net	1,241	1,398
Mark-to-market derivative assets	568	644
Unamortized energy contract assets	38	38
Inventories, net
Fossil fuel and emission allowances	205	297
Materials and supplies	1,427	1,425
Regulatory assets	1,269	1,228
Renewable energy credits	694	633
Assets held for sale	11	958
Other	1,687	1,609
Total current assets	12,997	12,562
Property, plant, and equipment (net of accumulated depreciation and amortization of $28,121 and $26,727 as of March 31, 2021 and December 31, 2020, respectively)	82,588	82,584
Deferred debits and other assets
Regulatory assets	8,810	8,759
Nuclear decommissioning trust funds	14,688	14,464
Investments	431	440
Goodwill	6,677	6,677
Mark-to-market derivative assets	491	555
Unamortized energy contract assets	285	294
Other	3,033	2,982
Total deferred debits and other assets	34,415	34,171
Total assets(a)	$130,000	$129,317
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$3,128	$2,031
Long-term debt due within one year	2,281	1,819
Accounts payable	3,430	3,562
Accrued expenses	1,729	2,078
Payables to affiliates	5	5
Regulatory liabilities	663	581
Mark-to-market derivative liabilities	422	295
Unamortized energy contract liabilities	98	100
Renewable energy credit obligation	645	661
Liabilities held for sale	3	375
Other	1,176	1,264
Total current liabilities	13,580	12,771
Long-term debt	36,248	35,093
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	13,129	13,035
Asset retirement obligations	12,405	12,300
Pension obligations	3,951	4,503
Non-pension postretirement benefit obligations	1,988	2,011
Spent nuclear fuel obligation	1,208	1,208
Regulatory liabilities	9,130	9,485
Mark-to-market derivative liabilities	453	473
Unamortized energy contract liabilities	217	238
Other	2,988	2,942
Total deferred credits and other liabilities	45,469	46,195
Total liabilities(a)	95,687	94,449
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 977 shares and 976 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	19,412	19,373
Treasury stock, at cost (2 shares at March 31, 2021 and December 31, 2020)	(123)	(123)
Retained earnings	16,072	16,735
Accumulated other comprehensive loss, net	(3,346)	(3,400)
Total shareholders’ equity	32,015	32,585
Noncontrolling interests	2,298	2,283
Total equity	34,313	34,868
Total liabilities and shareholders’ equity	$130,000	$129,317
__________
(a)Exelon’s consolidated assets include $9,985 million and $10,200 million at March 31, 2021 and December 31, 2020, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,578 million and $3,598 million at March 31, 2021 and December 31, 2020, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 16 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2020	977,466	$19,373	$(123)	$16,735	$(3,400)	$2,283	$34,868
Net (loss) income	—	—	—	(289)	—	25	(264)
Long-term incentive plan activity	640	5	—	—	—	—	5
Employee stock purchase plan issuances	902	34	—	—	—	—	34
Changes in equity of noncontrolling interests	—	—	—	—	—	(10)	(10)
Common stock dividends ($0.38/common share)	—	—	—	(374)	—	—	(374)
Other comprehensive income, net of income taxes	—	—	—	—	54	—	54
Balance, March 31, 2021	979,008	$19,412	$(123)	$16,072	$(3,346)	$2,298	$34,313

	Three Months Ended March 31, 2020
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2019	974,416	$19,274	$(123)	$16,267	$(3,194)	$2,349	$34,573
Net income (loss)	—	—	—	582	—	(206)	376
Long-term incentive plan activity	1,354	(4)	—	—	—	—	(4)
Employee stock purchase plan issuances	470	31	—	—	—	—	31
Changes in equity of noncontrolling interests	—	—	—	—	—	(9)	(9)
Sale of noncontrolling interests	—	2	—	—	—	—	2
Common stock dividends ($0.38/common share)	—	—	—	(374)	—	—	(374)
Other comprehensive income, net of income taxes	—	—	—	—	21	—	21
Balance, March 31, 2020	976,240	$19,303	$(123)	$16,475	$(3,173)	$2,134	$34,616
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues
Operating revenues	$5,264	$4,403
Operating revenues from affiliates	295	330
Total operating revenues	5,559	4,733
Operating expenses
Purchased power and fuel	4,610	2,710
Purchased power and fuel from affiliates	—	(6)
Operating and maintenance	856	1,121
Operating and maintenance from affiliates	145	142
Depreciation and amortization	940	304
Taxes other than income taxes	121	129
Total operating expenses	6,672	4,400
Gain on sales of assets and businesses	71	—
Operating (loss) income	(1,042)	333
Other income and (deductions)
Interest expense, net	(68)	(100)
Interest expense to affiliates	(4)	(9)
Other, net	167	(771)
Total other income and (deductions)	95	(880)
Loss before income taxes	(947)	(547)
Income taxes	(179)	(389)
Equity in losses of unconsolidated affiliates	(1)	(3)
Net loss	(769)	(161)
Net income (loss) attributable to noncontrolling interests	24	(206)
Net (loss) income attributable to membership interest	$(793)	$45
Comprehensive income, net of income taxes
Net loss	$(769)	$(161)
Other comprehensive income (loss), net of income taxes
Unrealized loss on cash flow hedges	—	(1)
Unrealized gain (loss) on foreign currency translation	1	(8)
Other comprehensive income (loss), net of income taxes	1	(9)
Comprehensive loss	(768)	(170)
Comprehensive income (loss) attributable to noncontrolling interests	24	(206)
Comprehensive (loss) income attributable to membership interest	$(792)	$36
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net loss	$(769)	$(161)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,346	661
Asset impairments	1	8
Gain on sales of assets and businesses	(71)	—
Deferred income taxes and amortization of investment tax credits	(123)	(329)
Net fair value changes related to derivatives	(178)	(127)
Net realized and unrealized (gains) losses on NDT funds	(118)	651
Unrealized loss on equity investments	23	—
Other non-cash operating activities	(202)	205
Changes in assets and liabilities:
Accounts receivable	(453)	787
Receivables from and payables to affiliates, net	59	34
Inventories	50	39
Accounts payable and accrued expenses	208	(614)
Option premiums received (paid), net	16	(38)
Collateral received (posted), net	270	(22)
Income taxes	(55)	(58)
Pension and non-pension postretirement benefit contributions	(205)	(232)
Other assets and liabilities	(1,411)	(184)
Net cash flows (used in) provided by operating activities	(1,612)	620
Cash flows from investing activities
Capital expenditures	(382)	(558)
Proceeds from NDT fund sales	2,908	1,183
Investment in NDT funds	(2,939)	(1,234)
Collection of DPP	1,574	—
Proceeds from sales of assets and businesses	680	—
Changes in Exelon intercompany money pool	—	(254)
Other investing activities	(2)	(8)
Net cash flows provided by (used in) investing activities	1,839	(871)
Cash flows from financing activities
Changes in short-term borrowings	997	275
Proceeds from short-term borrowings with maturities greater than 90 days	—	500
Issuance of long-term debt	1	1,502
Retirement of long-term debt	(35)	(1,028)
Changes in Exelon intercompany money pool	(285)	—
Distributions to member	(458)	(468)
Other financing activities	(12)	(8)
Net cash flows provided by financing activities	208	773
Increase in cash, restricted cash, and cash equivalents	435	522
Cash, restricted cash, and cash equivalents at beginning of period	327	449
Cash, restricted cash, and cash equivalents at end of period	$762	$971

Supplemental cash flow information
Decrease in capital expenditures not paid	$(37)	$(56)
Increase in DPP	1,339	—

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$721	$226
Restricted cash and cash equivalents	41	89
Accounts receivable
Customer accounts receivable	1,857	1,330
Customer allowance for credit losses	(65)	(32)
Customer accounts receivable, net	1,792	1,298
Other accounts receivable	348	352
Other accounts receivable, net	348	352
Mark-to-market derivative assets	569	644
Receivables from affiliates	106	153
Unamortized energy contract assets	38	38
Inventories, net
Fossil fuel and emission allowances	175	233
Materials and supplies	973	978
Renewable energy credits	676	621
Assets held for sale	11	958
Other	1,290	1,357
Total current assets	6,740	6,947
Property, plant, and equipment (net of accumulated depreciation and amortization of $14,355 and $13,370 as of March 31, 2021 and December 31, 2020, respectively)	21,311	22,214
Deferred debits and other assets
Nuclear decommissioning trust funds	14,688	14,464
Investments	178	184
Goodwill	47	47
Mark-to-market derivative assets	491	555
Prepaid pension asset	1,736	1,558
Unamortized energy contract assets	285	293
Deferred income taxes	15	6
Other	1,835	1,826
Total deferred debits and other assets	19,275	18,933
Total assets(a)	$47,326	$48,094
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$1,837	$840
Long-term debt due within one year	699	197
Accounts payable	1,529	1,253
Accrued expenses	692	788
Payables to affiliates	125	107
Borrowings from Exelon intercompany money pool	—	285
Mark-to-market derivative liabilities	392	262
Unamortized energy contract liabilities	5	7
Renewable energy credit obligation	645	661
Liabilities held for sale	3	375
Other	371	444
Total current liabilities	6,298	5,219
Long-term debt	5,038	5,566
Long-term debt to affiliates	323	324
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,542	3,656
Asset retirement obligations	12,157	12,054
Non-pension postretirement benefit obligations	857	858
Spent nuclear fuel obligation	1,208	1,208
Payables to affiliates	2,865	3,017
Mark-to-market derivative liabilities	190	205
Unamortized energy contract liabilities	3	3
Other	1,405	1,308
Total deferred credits and other liabilities	22,227	22,309
Total liabilities(a)	33,886	33,418
Commitments and contingencies
Equity
Member’s equity
Membership interest	9,624	9,624
Undistributed earnings	1,554	2,805
Accumulated other comprehensive loss, net	(29)	(30)
Total member’s equity	11,149	12,399
Noncontrolling interests	2,291	2,277
Total equity	13,440	14,676
Total liabilities and equity	$47,326	$48,094
__________
(a)Generation’s consolidated assets include $9,967 million and $10,182 million at March 31, 2021 and December 31, 2020, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $3,557 million and $3,572 million at March 31, 2021 and December 31, 2020, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 16 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$9,624	$2,805	$(30)	$2,277	$14,676
Net (loss) income	—	(793)	—	24	(769)
Changes in equity of noncontrolling interests	—	—	—	(10)	(10)
Distributions to member	—	(458)	—	—	(458)
Other comprehensive income, net of income taxes	—	—	1	—	1
Balance, March 31, 2021	$9,624	$1,554	$(29)	$2,291	$13,440

	Three Months Ended March 31, 2020
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$9,566	$3,950	$(32)	$2,346	$15,830
Net income (loss)	—	45	—	(206)	(161)
Changes in equity of noncontrolling interests	—	—	—	(11)	(11)
Sale of noncontrolling interests	2	—	—	—	2
Distributions to member	—	(468)	—	—	(468)
Other comprehensive loss, net of income taxes	—	—	(9)	—	(9)
Balance, March 31, 2020	$9,568	$3,527	$(41)	$2,129	$15,183
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues
Electric operating revenues	$1,475	$1,422
Revenues from alternative revenue programs	54	12
Operating revenues from affiliates	6	5
Total operating revenues	1,535	1,439
Operating expenses
Purchased power	442	389
Purchased power from affiliate	85	97
Operating and maintenance	245	243
Operating and maintenance from affiliates	71	74
Depreciation and amortization	292	273
Taxes other than income taxes	75	75
Total operating expenses	1,210	1,151
Operating income	325	288
Other income and (deductions)
Interest expense, net	(93)	(91)
Interest expense to affiliates	(3)	(3)
Other, net	7	10
Total other income and (deductions)	(89)	(84)
Income before income taxes	236	204
Income taxes	39	36
Net income	$197	$168
Comprehensive income	$197	$168

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$197	$168
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	292	273
Deferred income taxes and amortization of investment tax credits	63	42
Other non-cash operating activities	(9)	16
Changes in assets and liabilities:
Accounts receivable	23	9
Receivables from and payables to affiliates, net	(15)	(6)
Inventories	(1)	(2)
Accounts payable and accrued expenses	(176)	(147)
Collateral received (posted), net	5	3
Income taxes	(23)	(7)
Pension and non-pension postretirement benefit contributions	(171)	(143)
Other assets and liabilities	(159)	(132)
Net cash flows provided by operating activities	26	74
Cash flows from investing activities
Capital expenditures	(613)	(506)
Other investing activities	7	5
Net cash flows used in investing activities	(606)	(501)
Cash flows from financing activities
Changes in short-term borrowings	(188)	(130)
Issuance of long-term debt	700	1,000
Dividends paid on common stock	(127)	(125)
Contributions from parent	198	125
Other financing activities	(9)	(13)
Net cash flows provided by financing activities	574	857
(Decrease) increase in cash, restricted cash, and cash equivalents	(6)	430
Cash, restricted cash, and cash equivalents at beginning of period	405	403
Cash, restricted cash, and cash equivalents at end of period	$399	$833

Supplemental cash flow information
Decrease in capital expenditures not paid	$(107)	$(5)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$86	$83
Restricted cash and cash equivalents	270	279
Accounts receivable
Customer accounts receivable	626	656
Customer allowance for credit losses	(103)	(97)
Customer accounts receivable, net	523	559
Other accounts receivable	243	239
Other allowance for credit losses	(22)	(21)
Other accounts receivable, net	221	218
Receivables from affiliates	21	22
Inventories, net	170	170
Regulatory assets	294	279
Other	55	49
Total current assets	1,640	1,659
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,811 and $5,672 as of March 31, 2021 and December 31, 2020, respectively)	24,840	24,557
Deferred debits and other assets
Regulatory assets	1,840	1,749
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,375	2,541
Prepaid pension asset	1,165	1,022
Other	334	307
Total deferred debits and other assets	8,345	8,250
Total assets	$34,825	$34,466
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$135	$323
Long-term debt due within one year	350	350
Accounts payable	533	683
Accrued expenses	242	390
Payables to affiliates	80	96
Customer deposits	84	86
Regulatory liabilities	360	289
Mark-to-market derivative liabilities	31	33
Other	128	143
Total current liabilities	1,943	2,393
Long-term debt	9,324	8,633
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,427	4,341
Asset retirement obligations	127	126
Non-pension postretirement benefits obligations	177	173
Regulatory liabilities	6,172	6,403
Mark-to-market derivative liabilities	264	268
Other	589	595
Total deferred credits and other liabilities	11,756	11,906
Total liabilities	23,228	23,137
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	8,483	8,285
Retained deficit unappropriated	(1,639)	(1,639)
Retained earnings appropriated	3,165	3,095
Total shareholders’ equity	11,597	11,329
Total liabilities and shareholders’ equity	$34,825	$34,466
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2020	$1,588	$8,285	$(1,639)	$3,095	$11,329
Net income	—	—	197	—	197
Appropriation of retained earnings for future dividends	—	—	(197)	197	—
Common stock dividends	—	—	—	(127)	(127)
Contributions from parent	—	198	—	—	198
Balance, March 31, 2021	$1,588	$8,483	$(1,639)	$3,165	$11,597

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2019	$1,588	$7,572	$(1,639)	$3,156	$10,677
Net income	—	—	168	—	168
Appropriation of retained earnings for future dividends	—	—	(168)	168	—
Common stock dividends	—	—	—	(125)	(125)
Contributions from parent	—	125	—	—	125
Balance, March 31, 2020	$1,588	$7,697	$(1,639)	$3,199	$10,845
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues
Electric operating revenues	$649	$600
Natural gas operating revenues	228	209
Revenues from alternative revenue programs	10	2
Operating revenues from affiliates	2	2
Total operating revenues	889	813
Operating expenses
Purchased power	189	164
Purchased fuel	86	83
Purchased power from affiliate	41	36
Operating and maintenance	193	179
Operating and maintenance from affiliates	41	38
Depreciation and amortization	86	86
Taxes other than income taxes	43	39
Total operating expenses	679	625
Operating income	210	188
Other income and (deductions)
Interest expense, net	(35)	(33)
Interest expense to affiliates	(3)	(3)
Other, net	5	3
Total other income and (deductions)	(33)	(33)
Income before income taxes	177	155
Income taxes	10	15
Net income	$167	$140
Comprehensive income	$167	$140
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$167	$140
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	86	86
Deferred income taxes and amortization of investment tax credits	6	2
Other non-cash operating activities	12	22
Changes in assets and liabilities:
Accounts receivable	(5)	14
Receivables from and payables to affiliates, net	(2)	(3)
Inventories	13	15
Accounts payable and accrued expenses	(36)	(45)
Income taxes	3	14
Pension and non-pension postretirement benefit contributions	(16)	(16)
Other assets and liabilities	(103)	(84)
Net cash flows provided by operating activities	125	145
Cash flows from investing activities
Capital expenditures	(295)	(259)
Changes in Exelon intercompany money pool	(48)	(22)
Other investing activities	1	1
Net cash flows used in investing activities	(342)	(280)
Cash flows from financing activities
Issuance of long-term debt	375	—
Changes in Exelon intercompany money pool	(40)	—
Dividends paid on common stock	(85)	(85)
Contributions from parent	—	231
Other financing activities	(4)	—
Net cash flows provided by financing activities	246	146
Increase in cash, restricted cash, and cash equivalents	29	11
Cash, restricted cash, and cash equivalents at beginning of period	26	27
Cash, restricted cash, and cash equivalents at end of period	$55	$38

Supplemental cash flow information
Decrease in capital expenditures not paid	$(44)	$(11)
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$48	$19
Restricted cash and cash equivalents	7	7
Accounts receivable
Customer accounts receivable	499	511
Customer allowance for credit losses	(130)	(116)
Customer accounts receivable, net	369	395
Other accounts receivable	140	130
Other allowance for credit losses	(11)	(8)
Other accounts receivable, net	129	122
Receivables from affiliates	—	2
Receivable from Exelon intercompany money pool	48	—
Inventories, net
Fossil fuel	15	33
Materials and supplies	43	38
Prepaid utility taxes	103	—
Regulatory assets	29	25
Other	22	21
Total current assets	813	662
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,897 and $3,843 as of March 31, 2021 and December 31, 2020, respectively)	10,352	10,181
Deferred debits and other assets
Regulatory assets	828	776
Investments	30	30
Receivables from affiliates	490	475
Prepaid pension asset	389	375
Other	35	32
Total deferred debits and other assets	1,772	1,688
Total assets	$12,937	$12,531
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$300	$300
Accounts payable	431	479
Accrued expenses	100	129
Payables to affiliates	46	50
Borrowings from Exelon intercompany money pool	—	40
Customer deposits	54	59
Regulatory liabilities	127	121
Other	31	30
Total current liabilities	1,089	1,208
Long-term debt	3,825	3,453
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,297	2,242
Asset retirement obligations	29	29
Non-pension postretirement benefits obligations	286	286
Regulatory liabilities	519	503
Other	93	93
Total deferred credits and other liabilities	3,224	3,153
Total liabilities	8,322	7,998
Commitments and contingencies
Shareholder’s equity
Common stock	3,014	3,014
Retained earnings	1,601	1,519
Total shareholder’s equity	4,615	4,533
Total liabilities and shareholder's equity	$12,937	$12,531
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$3,014	$1,519	$4,533
Net income	—	167	167
Common stock dividends	—	(85)	(85)
Balance, March 31, 2021	$3,014	$1,601	$4,615

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$2,766	$1,412	$4,178
Net income	—	140	140
Common stock dividends	—	(85)	(85)
Contributions from parent	231	—	231
Balance, March 31, 2020	$2,997	$1,467	$4,464
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues
Electric operating revenues	$620	$595
Natural gas operating revenues	330	300
Revenues from alternative revenue programs	18	36
Operating revenues from affiliates	6	6
Total operating revenues	974	937
Operating expenses
Purchased power	162	114
Purchased fuel	99	76
Purchased power and fuel from affiliate	70	98
Operating and maintenance	152	146
Operating and maintenance from affiliates	45	42
Depreciation and amortization	152	143
Taxes other than income taxes	72	69
Total operating expenses	752	688
Operating income	222	249
Other income and (deductions)
Interest expense, net	(34)	(32)
Other, net	8	5
Total other income and (deductions)	(26)	(27)
Income before income taxes	196	222
Income taxes	(13)	41
Net income	$209	$181
Comprehensive income	$209	$181
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$209	$181
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	152	143
Deferred income taxes and amortization of investment tax credits	(4)	33
Other non-cash operating activities	2	(8)
Changes in assets and liabilities:
Accounts receivable	12	(28)
Receivables from and payables to affiliates, net	(15)	(13)
Inventories	9	20
Accounts payable and accrued expenses	(59)	(9)
Income taxes	(9)	7
Pension and non-pension postretirement benefit contributions	(65)	(64)
Other assets and liabilities	(103)	10
Net cash flows provided by operating activities	129	272
Cash flows from investing activities
Capital expenditures	(336)	(283)
Other investing activities	2	(6)
Net cash flows used in investing activities	(334)	(289)
Cash flows from financing activities
Changes in short-term borrowings	156	66
Dividends paid on common stock	(74)	(62)
Net cash flows provided by financing activities	82	4
Decrease in cash, restricted cash, and cash equivalents	(123)	(13)
Cash, restricted cash, and cash equivalents at beginning of period	145	25
Cash, restricted cash, and cash equivalents at end of period	$22	$12

Supplemental cash flow information
Decrease in capital expenditures not paid	$(80)	$(35)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$21	$144
Restricted cash and cash equivalents	1	1
Accounts receivable
Customer accounts receivable	476	487
Customer allowance for credit losses	(43)	(35)
Customer accounts receivable, net	433	452
Other accounts receivable	125	117
Other allowance for credit losses	(9)	(9)
Other accounts receivable, net	116	108
Receivables from affiliates	—	3
Inventories, net
Fossil fuel	12	25
Materials and supplies	45	41
Prepaid utility taxes	43	—
Regulatory assets	179	168
Other	9	6
Total current assets	859	948
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,115 and $4,034 as of March 31, 2021 and December 31, 2020, respectively)	10,026	9,872
Deferred debits and other assets
Regulatory assets	481	481
Investments	10	10
Prepaid pension asset	314	270
Other	69	69
Total deferred debits and other assets	874	830
Total assets	$11,759	$11,650
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$156	$—
Long-term debt due within one year	300	300
Accounts payable	266	346
Accrued expenses	142	205
Payables to affiliates	43	61
Customer deposits	105	110
Regulatory liabilities	41	30
Other	83	91
Total current liabilities	1,136	1,143
Long-term debt	3,365	3,364
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,609	1,521
Asset retirement obligations	24	23
Non-pension postretirement benefits obligations	182	189
Regulatory liabilities	1,016	1,109
Other	95	104
Total deferred credits and other liabilities	2,926	2,946
Total liabilities	7,427	7,453
Commitments and contingencies
Shareholder's equity
Common stock	2,318	2,318
Retained earnings	2,014	1,879
Total shareholder's equity	4,332	4,197
Total liabilities and shareholder's equity	$11,759	$11,650

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,318	$1,879	$4,197
Net income	—	209	209
Common stock dividends	—	(74)	(74)
Balance, March 31, 2021	$2,318	$2,014	$4,332

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,907	$1,776	$3,683
Net income	—	181	181
Common stock dividends	—	(62)	(62)
Balance, March 31, 2020	$1,907	$1,895	$3,802
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues
Electric operating revenues	$1,124	$1,086
Natural gas operating revenues	71	64
Revenues from alternative revenue programs	46	18
Operating revenues from affiliates	3	3
Total operating revenues	1,244	1,171
Operating expenses
Purchased power	348	300
Purchased fuel	33	31
Purchased power from affiliates	98	104
Operating and maintenance	216	219
Operating and maintenance from affiliates	40	38
Depreciation and amortization	210	194
Taxes other than income taxes	113	114
Total operating expenses	1,058	1,000
Gain on sales of assets	—	2
Operating income	186	173
Other income and (deductions)
Interest expense, net	(67)	(67)
Other, net	17	13
Total other income and (deductions)	(50)	(54)
Income before income taxes	136	119
Income taxes	8	11
Net income	$128	$108
Comprehensive income	$128	$108
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$128	$108
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	210	194
Deferred income taxes and amortization of investment tax credits	4	(4)
Other non-cash operating activities	(25)	7
Changes in assets and liabilities:
Accounts receivable	56	36
Receivables from and payables to affiliates, net	(18)	(17)
Inventories	5	8
Accounts payable and accrued expenses	(24)	(16)
Income taxes	3	15
Pension and non-pension postretirement benefit contributions	(36)	(27)
Other assets and liabilities	(94)	(72)
Net cash flows provided by operating activities	209	232
Cash flows from investing activities
Capital expenditures	(456)	(376)
Other investing activities	1	1
Net cash flows used in investing activities	(455)	(375)
Cash flows from financing activities
Changes in short-term borrowings	(368)	(100)
Issuance of long-term debt	625	150
Retirement of long-term debt	(44)	(6)
Changes in Exelon intercompany money pool	3	7
Distributions to member	(81)	(134)
Contributions from member	560	144
Other financing activities	(5)	(1)
Net cash flows provided by financing activities	690	60
Increase (decrease) in cash, restricted cash, and cash equivalents	444	(83)
Cash, restricted cash, and cash equivalents at beginning of period	160	181
Cash, restricted cash, and cash equivalents at end of period	$604	$98

Supplemental cash flow information
Decrease in capital expenditures not paid	$(33)	$(57)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$558	$111
Restricted cash and cash equivalents	37	39
Accounts receivable
Customer accounts receivable	557	611
Customer allowance for credit losses	(101)	(86)
Customer accounts receivable, net	456	525
Other accounts receivable	261	260
Other allowance for credit losses	(37)	(33)
Other accounts receivable, net	224	227
Receivables from affiliates	—	8
Inventories, net
Fossil fuel	3	6
Materials and supplies	196	198
Regulatory assets	450	440
Other	52	45
Total current assets	1,976	1,599
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,930 and $1,811 as of March 31, 2021 and December 31, 2020, respectively)	15,651	15,377
Deferred debits and other assets
Regulatory assets	1,912	1,933
Investments	141	140
Goodwill	4,005	4,005
Prepaid pension asset	383	365
Deferred income taxes	9	10
Other	310	307
Total deferred debits and other assets	6,760	6,760
Total assets(a)	$24,387	$23,736
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$—	$368
Long-term debt due within one year	304	347
Accounts payable	503	539
Accrued expenses	279	299
Payables to affiliates	78	104
Borrowings from Exelon intercompany money pool	24	21
Customer deposits	96	106
Regulatory liabilities	130	137
Unamortized energy contract liabilities	92	92
Other	137	141
Total current liabilities	1,643	2,154
Long-term debt	7,273	6,659
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,481	2,439
Asset retirement obligations	59	59
Non-pension postretirement benefit obligations	80	86
Regulatory liabilities	1,391	1,438
Unamortized energy contract liabilities	214	235
Other	595	622
Total deferred credits and other liabilities	4,820	4,879
Total liabilities(a)	13,736	13,692
Commitments and contingencies
Member's equity
Membership interest	10,672	10,112
Undistributed losses	(21)	(68)
Total member's equity	10,651	10,044
Total liabilities and member's equity	$24,387	$23,736
__________
(a)PHI’s consolidated total assets include $18 million at both March 31, 2021 and December 31, 2020 of PHI's consolidated VIE that can only be used to settle the liabilities of the VIE. PHI’s consolidated total liabilities include $21 million and $26 million at March 31, 2021 and December 31, 2020, respectively, of PHI's consolidated VIE for which the VIE creditors do not have recourse to PHI. See Note 16 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2020	$10,112	$(68)	$10,044
Net income	—	128	128
Distributions to member	—	(81)	(81)
Contributions from member	560	—	560
Balance, March 31, 2021	$10,672	$(21)	$10,651

	Three Months Ended March 31, 2020
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2019	$9,618	$(10)	$9,608
Net income	—	108	108
Distributions to member	—	(134)	(134)
Contributions from member	144	—	144
Balance, March 31, 2020	$9,762	$(36)	$9,726
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues
Electric operating revenues	$526	$528
Revenues from alternative revenue programs	26	15
Operating revenues from affiliates	1	1
Total operating revenues	553	544
Operating expenses
Purchased power	92	85
Purchased power from affiliate	74	79
Operating and maintenance	56	60
Operating and maintenance from affiliates	52	51
Depreciation and amortization	102	95
Taxes other than income taxes	90	92
Total operating expenses	466	462
Operating income	87	82
Other income and (deductions)
Interest expense, net	(34)	(34)
Other, net	12	9
Total other income and (deductions)	(22)	(25)
Income before income taxes	65	57
Income taxes	6	5
Net income	$59	$52
Comprehensive income	$59	$52
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$59	$52
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	102	95
Deferred income taxes and amortization of investment tax credits	4	(2)
Other non-cash operating activities	(25)	(11)
Changes in assets and liabilities:
Accounts receivable	26	14
Receivables from and payables to affiliates, net	(9)	(11)
Inventories	1	3
Accounts payable and accrued expenses	—	6
Income taxes	2	6
Pension and non-pension postretirement benefit contributions	(5)	(4)
Other assets and liabilities	(58)	(38)
Net cash flows provided by operating activities	97	110
Cash flows from investing activities
Capital expenditures	(220)	(180)
Changes in PHI intercompany money pool	—	(114)
Other investing activities	1	(4)
Net cash flows used in investing activities	(219)	(298)
Cash flows from financing activities
Changes in short-term borrowings	(35)	(82)
Issuance of long-term debt	150	150
Dividends paid on common stock	(28)	(28)
Contributions from parent	138	137
Other financing activities	(1)	(1)
Net cash flows provided by financing activities	224	176
Increase (decrease) in cash, restricted cash, and cash equivalents	102	(12)
Cash, restricted cash, and cash equivalents at beginning of period	65	63
Cash, restricted cash, and cash equivalents at end of period	$167	$51

Supplemental cash flow information
Decrease in capital expenditures not paid	$(16)	$(43)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$134	$30
Restricted cash and cash equivalents	33	35
Accounts receivable
Customer accounts receivable	252	279
Customer allowance for credit losses	(41)	(32)
Customer accounts receivable, net	211	247
Other accounts receivable	138	131
Other allowance for credit losses	(15)	(13)
Other accounts receivable, net	123	118
Receivables from affiliates	—	2
Inventories, net	110	111
Regulatory assets	224	214
Other	19	13
Total current assets	854	770
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,746 and $3,697 as of March 31, 2021 and December 31, 2020, respectively)	7,606	7,456
Deferred debits and other assets
Regulatory assets	563	570
Investments	116	115
Prepaid pension asset	283	284
Other	71	69
Total deferred debits and other assets	1,033	1,038
Total assets	$9,493	$9,264
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$35
Long-term debt due within one year	4	3
Accounts payable	213	226
Accrued expenses	165	164
Payables to affiliates	44	55
Customer deposits	45	51
Regulatory liabilities	39	46
Merger related obligation	33	33
Current portion of DC PLUG obligation	30	30
Other	30	31
Total current liabilities	603	674
Long-term debt	3,313	3,162
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,209	1,189
Asset retirement obligations	39	39
Non-pension postretirement benefit obligations	9	13
Regulatory liabilities	624	644
Other	324	340
Total deferred credits and other liabilities	2,205	2,225
Total liabilities	6,121	6,061
Commitments and contingencies
Shareholder's equity
Common stock	2,196	2,058
Retained earnings	1,176	1,145
Total shareholder's equity	3,372	3,203
Total liabilities and shareholder's equity	$9,493	$9,264
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,058	$1,145	$3,203
Net income	—	59	59
Common stock dividends	—	(28)	(28)
Contributions from parent	138	—	138
Balance, March 31, 2021	$2,196	$1,176	$3,372

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,796	$1,111	$2,907
Net income	—	52	52
Common stock dividends	—	(28)	(28)
Contributions from parent	137	—	137
Balance, March 31, 2020	$1,933	$1,135	$3,068

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues
Electric operating revenues	$300	$283
Natural gas operating revenues	71	64
Revenues from alternative revenue programs	9	1
Operating revenues from affiliates	2	2
Total operating revenues	382	350
Operating expenses
Purchased power	103	88
Purchased fuel	33	31
Purchased power from affiliates	20	22
Operating and maintenance	44	42
Operating and maintenance from affiliates	39	37
Depreciation and amortization	53	48
Taxes other than income taxes	17	16
Total operating expenses	309	284
Operating income	73	66
Other income and (deductions)
Interest expense, net	(15)	(16)
Other, net	3	2
Total other income and (deductions)	(12)	(14)
Income before income taxes	61	52
Income taxes	5	7
Net income	$56	$45
Comprehensive income	$56	$45
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$56	$45
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	53	48
Deferred income taxes and amortization of investment tax credits	2	—
Other non-cash operating activities	(1)	2
Changes in assets and liabilities:
Accounts receivable	15	14
Receivables from and payables to affiliates, net	(11)	(9)
Inventories	2	3
Accounts payable and accrued expenses	11	4
Income taxes	3	7
Other assets and liabilities	(26)	(10)
Net cash flows provided by operating activities	104	104
Cash flows from investing activities
Capital expenditures	(112)	(95)
Other investing activities	—	(4)
Net cash flows used in investing activities	(112)	(99)
Cash flows from financing activities
Changes in short-term borrowings	(146)	(2)
Issuance of long-term debt	125	—
Changes in PHI intercompany money pool	—	37
Dividends paid on common stock	(40)	(52)
Contributions from parent	120	6
Other financing activities	(2)	—
Net cash flows provided by (used in) financing activities	57	(11)
Increase (decrease) in cash and cash equivalents	49	(6)
Cash and cash equivalents at beginning of period	15	13
Cash and cash equivalents at end of period	$64	$7

Supplemental cash flow information
Decrease in capital expenditures not paid	$(15)	$(9)
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$64	$15
Accounts receivable
Customer accounts receivable	160	176
Customer allowance for credit losses	(25)	(22)
Customer accounts receivable, net	135	154
Other accounts receivable	66	68
Other allowance for credit losses	(10)	(9)
Other accounts receivable, net	56	59
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	2	6
Materials and supplies	53	51
Prepaid utility taxes	10	11
Regulatory assets	65	58
Renewable energy credits	14	10
Other	2	3
Total current assets	401	368
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,563 and $1,533 as of March 31, 2021 and December 31, 2020, respectively)	4,368	4,314
Deferred debits and other assets
Regulatory assets	226	222
Goodwill	8	8
Prepaid pension asset	161	162
Other	68	66
Total deferred debits and other assets	463	458
Total assets	$5,232	$5,140
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$146
Long-term debt due within one year	82	82
Accounts payable	119	126
Accrued expenses	49	46
Payables to affiliates	24	36
Customer deposits	30	32
Regulatory liabilities	49	47
Other	19	20
Total current liabilities	372	535
Long-term debt	1,720	1,595
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	734	715
Asset retirement obligations	14	14
Non-pension postretirement benefits obligations	14	15
Regulatory liabilities	474	493
Other	92	97
Total deferred credits and other liabilities	1,328	1,334
Total liabilities	3,420	3,464
Commitments and contingencies
Shareholder's equity
Common stock	1,209	1,089
Retained earnings	603	587
Total shareholder's equity	1,812	1,676
Total liabilities and shareholder's equity	$5,232	$5,140
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$1,089	$587	$1,676
Net income	—	56	56
Common stock dividends	—	(40)	(40)
Contributions from parent	120	—	120
Balance, March 31, 2021	$1,209	$603	$1,812

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$977	$603	$1,580
Net income	—	45	45
Common stock dividends	—	(52)	(52)
Contributions from parent	6	—	6
Balance, March 31, 2020	$983	$596	$1,579

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Operating revenues
Electric operating revenues	$298	$274
Revenues from alternative revenue programs	11	1
Operating revenues from affiliates	1	1
Total operating revenues	310	276
Operating expenses
Purchased power	153	126
Purchased power from affiliate	4	2
Operating and maintenance	42	45
Operating and maintenance from affiliates	34	33
Depreciation and amortization	47	43
Taxes other than income taxes	2	2
Total operating expenses	282	251
Gain on sale of assets	—	2
Operating income	28	27
Other income and (deductions)
Interest expense, net	(15)	(14)
Interest expense to affiliates, net	—	(1)
Other, net	1	2
Total other income and (deductions)	(14)	(13)
Income before income taxes	14	14
Income taxes	—	1
Net income	$14	$13
Comprehensive income	$14	$13
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$14	$13
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	47	43
Deferred income taxes and amortization of investment tax credits	(1)	(1)
Other non-cash operating activities	(7)	4
Changes in assets and liabilities:
Accounts receivable	13	11
Receivables from and payables to affiliates, net	1	3
Inventories	3	2
Accounts payable and accrued expenses	(11)	3
Income taxes	1	2
Pension and non-pension postretirement benefit contributions	(3)	(2)
Other assets and liabilities	(3)	(22)
Net cash flows provided by operating activities	54	56
Cash flows from investing activities
Capital expenditures	(123)	(101)
Other investing activities	—	6
Net cash flows used in investing activities	(123)	(95)
Cash flows from financing activities
Changes in short-term borrowings	(187)	(16)
Issuance of long-term debt	350	—
Retirement of long-term debt	(44)	(5)
Changes in PHI intercompany money pool	—	77
Dividends paid on common stock	(14)	(23)
Contributions from parent	303	1
Other financing activities	(3)	—
Net cash flows provided by financing activities	405	34
Increase (decrease) in cash, restricted cash, and cash equivalents	336	(5)
Cash, restricted cash, and cash equivalents at beginning of period	30	28
Cash, restricted cash, and cash equivalents at end of period	$366	$23

Supplemental cash flow information
Decrease in capital expenditures not paid	$(2)	$(4)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$353	$17
Restricted cash and cash equivalents	4	3
Accounts receivable
Customer accounts receivable	146	156
Customer allowance for credit losses	(35)	(32)
Customer accounts receivable, net	111	124
Other accounts receivable	69	72
Other allowance for credit losses	(12)	(11)
Other accounts receivable, net	57	61
Receivables from affiliates	1	6
Inventories, net	34	37
Regulatory assets	69	75
Other	2	3
Total current assets	631	326
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,329 and $1,303 as of March 31, 2021 and December 31, 2020, respectively)	3,552	3,475
Deferred debits and other assets
Regulatory assets	407	395
Prepaid pension asset	39	40
Other	50	50
Total deferred debits and other assets	496	485
Total assets(a)	$4,679	$4,286
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$187
Long-term debt due within one year	218	261
Accounts payable	162	177
Accrued expenses	48	46
Payables to affiliates	27	31
Customer deposits	21	23
Regulatory liabilities	41	44
Other	9	11
Total current liabilities	526	780
Long-term debt	1,500	1,152
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	629	624
Non-pension postretirement benefit obligations	16	17
Regulatory liabilities	266	274
Other	48	48
Total deferred credits and other liabilities	959	963
Total liabilities(a)	2,985	2,895
Commitments and contingencies
Shareholder's equity
Common stock	1,574	1,271
Retained earnings	120	120
Total shareholder's equity	1,694	1,391
Total liabilities and shareholder's equity	$4,679	$4,286
__________
(a)ACE’s consolidated total assets include $13 million at both March 31, 2021 and December 31, 2020, of ACE's consolidated VIE that can only be used to settle the liabilities of the VIE. ACE’s consolidated total liabilities include $16 million and $21 million at March 31, 2021 and December 31, 2020, respectively, of ACE's consolidated VIE for which the VIE creditors do not have recourse to ACE. See Note 16 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$1,271	$120	$1,391
Net income	—	14	14
Common stock dividends	—	(14)	(14)
Contributions from parent	303	—	303
Balance, March 31, 2021	$1,574	$120	$1,694

	Three Months Ended March 31, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,154	$122	$1,276
Net income	—	13	13
Common stock dividends	—	(23)	(23)
Contributions from parent	1	—	1
Balance, March 31, 2020	$1,155	$112	$1,267

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
Transmission and distribution of electricity to retail customers
Basis of Presentation (All Registrants)
This is a combined quarterly report of all Registrants. The Notes to the Consolidated Financial Statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. When appropriate, the Registrants are named specifically for their related activities and disclosures. Each of the Registrant’s Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated.
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
The accompanying consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
December 31, 2020 Consolidated Balance Sheets were derived from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
2. Mergers, Acquisitions, and Dispositions (Exelon and Generation)
CENG Put Option (Exelon and Generation)
Generation owns a 50.01% membership interest in CENG, a joint venture with EDF, which wholly owns the Calvert Cliffs and Ginna nuclear stations and Nine Mile Point Unit 1, in addition to an 82% undivided ownership interest in Nine Mile Point Unit 2. CENG is 100% consolidated in Exelon's and Generation's financial statements. See Note 16 — Variable Interest Entities for additional information.
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
Under the terms of the Put Option Agreement, EDF has the option to sell its 49.99% equity interest in CENG to Generation exercisable beginning on January 1, 2016 and thereafter until June 30, 2022. The Put Option Agreement’s terms also provide that in the event the put closing has not been completed prior to the 18-month anniversary of the exercise date, EDF may withdraw its exercise notice. In the event of a withdrawal, EDF retains the right to exercise the put option until the later of June 30, 2022 and 18 months following the date of withdrawal, but in no event later than January 1, 2024. EDF is not entitled to this withdrawal right in the event it breaches any provision of the Put Option Agreement that results in the failure of the put to close on or before the 18-month anniversary of the exercise date.
The Put Option Agreement provides that the purchase price is to be determined by agreement of the parties, or absent such agreement, by a third-party arbitration process. The third parties determining fair market value of EDF’s 49.99% interest are to take into consideration all rights and obligations under the LLC Operating Agreement and Employee Matters Agreement including but not limited to Generation’s rights with respect to any unpaid aggregate preferred distributions and the related return. As of March 31, 2021, the total unpaid aggregate preferred distributions and related return owed to Generation is $632 million.
On November 20, 2019, Generation received notice of EDF’s intention to exercise the put option to sell its interest in CENG to Generation, and the put automatically exercised on January 19, 2020 at the end of the sixty-day advance notice period. At this time, Generation cannot reasonably predict the ultimate purchase price that will be paid to EDF for its interest in CENG. The transaction required approval by the FERC and the NYPSC, which approvals were received on July 30, 2020 and April 15, 2021, respectively. The sale process is currently expected to close in the second half of 2021.
Agreement for Sale of Generation’s Solar Business (Exelon and Generation)
On December 8, 2020, Generation entered into an agreement with an affiliate of Brookfield Renewable, for the sale of a significant portion of Generation’s solar business, including 360 MW of generation in operation or under construction across more than 600 sites across the United States. Generation will retain certain solar assets not included in this agreement, primarily Antelope Valley.
Completion of the transaction contemplated by the sale agreement was subject to the satisfaction of several closing conditions which were satisfied in the first quarter of 2021. The sale was completed on March 31, 2021 for a purchase price of $810 million. Generation received cash proceeds of $675 million, net of $125 million long-term debt assumed by the buyer and certain working capital and other post-closing adjustments. Exelon and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Mergers, Acquisitions, and Dispositions
Generation recognized a pre-tax gain of $68 million which is included in Gain on sales of assets and businesses in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.
See Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on the SolGen nonrecourse debt included as part of the transaction.
Agreement for the Sale of a Generation Biomass Facility (Exelon and Generation)
On April 28, 2021, Generation and ReGenerate Energy Holdings, LLC (“ReGenerate”) entered into a purchase agreement, under which ReGenerate agreed to purchase Generation’s interest in the Albany Green Energy biomass facility. Completion of the transaction is expected in the second half of 2021 and is subject to various customary closing conditions.
As a result, in the second quarter of 2021, Exelon and Generation will reclassify these assets and liabilities as held for sale and expect to record an impairment loss in a range of $135 million to $150 million on a pre-tax basis, which will be recorded within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.
3. Regulatory Matters (All Registrants)
As discussed in Note 3 — Regulatory Matters of the Exelon 2020 Form 10-K, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The following discusses developments in 2021 and updates to the 2020 Form 10-K.
Utility Regulatory Matters (Exelon, PHI, and the Utility Registrants)
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2021.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois(a)	April 16, 2020	Electric	$(11)	$(14)	8.38%	December 9, 2020	January 1, 2021
BGE - Maryland(b)	May 15, 2020 (amended September 11, 2020)	Electric	137	81	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	91	21	9.65%
__________
(a)ComEd's 2021 approved revenue requirement reflects an increase of $50 million for the initial year revenue requirement for 2021 and a decrease of $64 million related to the annual reconciliation for 2019. The revenue requirement for 2021 and the revenue requirement for 2019 provide for a weighted average debt and equity return on distribution rate base of 6.28%, inclusive of an allowed ROE of 8.38%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points.
(b)Reflects a three-year cumulative multi-year plan for 2021 through 2023. The MDPSC awarded BGE electric revenue requirement increases of $59 million, $39 million, and $42 million in 2021, 2022, and 2023, respectively, and natural gas revenue requirement increases of $53 million, $11 million, and $10 million in 2021, 2022, and 2023, respectively. However, the MDPSC utilized certain tax benefits to fully offset the increases in 2021 so that customer rates will remain unchanged from 2020 to 2021. The MDPSC has deferred a decision on whether to use certain tax benefits to offset the revenue requirement increases in 2022 and 2023 and BGE cannot predict the outcome.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	April 16, 2021	Electric	$51	7.36%	Fourth quarter of 2021
PECO - Pennsylvania	March 30, 2021	Electric	246	10.95%	Fourth quarter of 2021
PECO - Pennsylvania	September 30, 2020	Natural Gas	69	10.95%	Second quarter of 2021
Pepco - District of Columbia(b)	May 30, 2019 (amended June 1, 2020)	Electric	136	9.7%	Second quarter of 2021
Pepco - Maryland(c)	October 26, 2020 (amended March 31, 2021)	Electric	104	10.2%	Second quarter of 2021
DPL - Delaware(d)	March 6, 2020 (amended February 2, 2021)	Electric	23	10.3%	Third quarter of 2021
ACE - New Jersey(e)	December 9, 2020 (amended February 26, 2021)	Electric	67	10.3%	Fourth quarter of 2021
__________
(a)ComEd's 2022 requested revenue requirement reflects an increase of $40 million for the initial year revenue requirement for 2022 and an increase of $11 million related to the annual reconciliation for 2020. The revenue requirement for 2022 provides for a weighted average debt and equity return on distribution rate base of 5.72%, inclusive of an allowed ROE of 7.36%, reflecting the average monthly yields for 30-year treasury bonds plus 580 basis points. The reconciliation revenue requirement for 2020 provides for a weighted average debt and equity return on distribution rate base of 5.69%, inclusive of an allowed ROE of 7.29%, reflecting the average monthly yields for 30-year treasury bonds plus 580 basis points less a performance metrics penalty of 7 basis points.
(b)Pepco filed the multi-year plan enhanced proposal as an alternative to address the impacts of COVID-19. Reflects a three-year cumulative multi-year plan for 2020 through 2022 and requested revenue requirement increases of $73 million in 2022 and $63 million in 2023, to recover capital investments made during 2018 through 2020 and planned capital investments through the end of 2022.
(c)Reflects a three-year cumulative multi-year plan for April 1, 2021 through March 31, 2024 and total requested revenue requirement increases of $52 million effective April 1, 2023 and $52 million effective April 1, 2024 to recover capital investments made in 2019 and 2020 and planned capital investments through March 31, 2024.
(d)The rates went into effect on October 6, 2020, subject to refund.
(e)Requested increases are before New Jersey sales and use tax. ACE intends to put rates into effect on September 8, 2021 subject to refund.
Transmission Formula Rates
For 2021, the following total increases were included in ComEd’s electric transmission formula rate update. PECO, BGE, Pepco, DPL, and ACE intend to file by the required deadline for the annual update.

Registrant(a)	Initial Revenue Requirement Increase	Annual Reconciliation Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base(b)	Allowed ROE(c)
ComEd	$33	$12	$45	8.20%	11.50%
(a)Rates are effective June 30, 2021 - May 31, 2022, subject to review by interested parties pursuant to review protocols of ComEd's tariff.
(b)Represents the weighted average debt and equity return on transmission rate bases.
(c)As part of the FERC-approved settlements of ComEd’s 2007 rate case, the rate of return on common equity is 11.50%, inclusive of a 50-basis-point incentive adder for being a member of a RTO, and the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55%.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2020, unless noted below. See Note 3 — Regulatory Matters of the Exelon 2020 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $106 million primarily due to an increase of $55 million in the Electric Distribution Formula Rate Annual Reconciliations regulatory asset, and $38 million in the Energy Efficiency Costs regulatory asset.
PECO. Regulatory assets increased $56 million primarily due to an increase of $48 million in the Deferred Income Taxes regulatory asset and $9 million in the Vacation Accrual regulatory asset.
BGE. Regulatory liabilities decreased $82 million primarily due to a decrease of $93 million in the Deferred Income Taxes regulatory liability, partially offset by an increase of $9 million in the Electric Energy and Natural Gas Costs regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders’ investment that are not recognized for financial reporting purposes in Exelon's and the Utility Registrant's Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers.

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
March 31, 2021	$49	$—	$—	$43	$6	$3	$3	$—
December 31, 2020	51	(1)	—	45	7	4	3	—
_________
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
Generation Regulatory Matters (Exelon and Generation)
Impacts of the February 2021 Extreme Cold Weather Event and Texas-based Generating Assets Outages
Beginning on February 15, 2021, Generation’s Texas-based generating assets within the ERCOT market, specifically Colorado Bend II, Wolf Hollow II, and Handley, experienced outages as a result of extreme cold weather conditions. In addition, those weather conditions drove increased demand for service, dramatically increased wholesale power prices, and also increased gas prices in certain regions. In response to the high demand and significantly reduced total generation on the system, the PUCT directed ERCOT to use an administrative price cap of $9,000 per MWh during firm load shedding events.
The estimated impact to Exelon’s and Generation’s Net income for the first quarter of 2021 arising from these market and weather conditions was a reduction of approximately $880 million. The ultimate impact to Exelon’s and Generation’s consolidated financial statements for the full year 2021 may be affected by a number of factors, including final settlement data, the impacts of customer and counterparty credit losses, any state or federal solutions to address the financial challenges caused by the event, and related litigation and contract disputes.
During February and March 2021, various parties with differing interests, including generators and retail providers, filed requests with the PUCT to void the PUCT’s orders setting prices at $9,000 per MWh during firm load shedding events. Other requests were made for the PUCT to enforce its order and reduce prices for 32 hours between February 18 and February 19 after firm load shedding ceased and to cap ancillary services at $9,000 per MWh. Appeals of certain of the PUCT’s orders also have been filed in state court. On April 19, 2021, Generation filed a declaratory action and appeal in state court challenging the PUCT’s orders setting prices at

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
$9,000 per MWh. Exelon and Generation cannot predict the outcome of these proceedings or the financial statement impact.
Due to these events, a number of ERCOT market participants experienced bankruptcies, resulting in approximately a $2.9 billion payment shortfall in collections, which is allocated to the remaining ERCOT market participants. Generation recorded its portion of this obligation of approximately $28 million on a discounted basis in the first quarter of 2021, which is to be paid over a term of 96 years. Current ERCOT rules limit recovery of default from market participants to $2.5 million per month market-wide. In February 2021, the PUCT gave ERCOT discretion to disregard its current rules, but ERCOT has declined to exercise that discretion thus far. Generation's request for rehearing of this PUCT order was denied on April 17, 2021 and an appeal is pending in state court. Additionally, several pending legislative proposals were introduced in the Texas legislature during February and March 2021 concerning the amount, timing and allocation of recovery of the $2.9 billion shortfall. Exelon and Generation are monitoring the proposed legislation and cannot predict the outcome or the financial statement impact.
In addition, several other legislative proposals have been introduced in the Texas legislature during February and March 2021 addressing cold-weather preparation for power plants and natural gas production and transportation infrastructure. The proposed legislation provides the PUCT and the Railroad Commission of Texas with the option of imposing fines if the new proposed standards are not met. Exelon and Generation are monitoring the proposed legislation and cannot predict the outcome. However, such proposed legislation could have a material adverse impact in Exelon’s and Generation’s consolidated financial statements.
In February 2021, more than 70 local distribution companies (LDCs) in multiple states throughout the mid-continent region, where Generation serves natural gas transportation customers, issued operational flow orders (OFOs), curtailments or other limitations on natural gas use to preserve adequate pressure on the system. When in effect, gas use above these limitations is severely penalized according to the LDCs’ tariff. Gas supply in many states became restricted due to wells freezing and pipeline compression disruption, while demand was increasing due to the extreme cold temperatures, resulting in extremely high natural gas prices. Due to the extraordinary circumstances, many LDCs and natural gas pipelines are either voluntarily waiving or seeking regulatory approvals to waive the penalties associated with these restrictions. During March 2021, three natural gas pipelines filed individual petitions with the FERC requesting approval to waive these penalties. Generation also filed motions in March 2021 to intervene with the FERC in support of these requests from the pipelines. On March 25, 2021, the FERC issued an order on one of the petitions approving the request to waive the penalties for February 15, 2021. On April 23, 2021, Generation and several other entities filed a request for rehearing and a complaint to expand the order to include additional days of the weather events in February, from February 15 through February 19, 2021. On April 9, 2021 and April 19, 2021, the FERC issued orders on the remaining petitions approving the requests to waive the penalties. Exelon and Generation cannot predict the outcome of the FERC proceeding or the determinations made by the LDCs.
New Jersey Regulatory Matters
New Jersey Clean Energy Legislation. On May 23, 2018, New Jersey enacted legislation that established a ZEC program that provides compensation for nuclear plants that demonstrate to the NJBPU that they meet certain requirements, including that they make a significant contribution to air quality in the state and that their revenues are insufficient to cover their costs and risks. Under the legislation, the NJBPU will issue ZECs to qualifying nuclear power plants and the electric distribution utilities in New Jersey, including ACE, will be required to purchase those ZECs. On April 18, 2019, the NJBPU approved the award of ZECs to Salem 1 and Salem 2. Upon approval, Generation began recognizing revenue for the sale of New Jersey ZECs in the month they are generated. On March 19, 2021, a three-judge panel of the Superior Court of New Jersey Appellate Division unanimously affirmed the NJBPU’s April 2019 order awarding ZECs for the first eligibility period. On April 8, 2021, New Jersey Rate Counsel filed a notice of appeal of the Superior Court’s order to the New Jersey Supreme Court. Exelon and Generation cannot predict the outcome of the appeal. On October 1, 2020, PSEG and Generation filed applications seeking ZECs for the second eligibility period (June 2022 through May 2025). On April 27, 2021, the NJBPU approved the award of ZECs to Salem 1 and Salem 2 for the second eligibility period. See Note 7 — Early Plant Retirements for additional information related to Salem.
New England Regulatory Matters

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
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
On July 17, 2020, FERC issued three orders, which together affirmed the recovery of key elements of Mystic's cost of service compensation, including recovery of costs associated with the operation of the Everett Marine Terminal. FERC directed a downward adjustment to the rate base for Mystic Units 8 and 9, the effect of which will be partially offset by elimination of a crediting mechanism for third party gas sales during the term of the cost of service agreement. In addition, several parties filed protests to a compliance filing by Generation on September 15, 2020, taking issue with how gross plant in-service was calculated, and Generation filed an answer to the protests on October 21, 2020. On December 21, 2020, FERC issued an order on rehearing of the three July 17, 2020 orders, clarifying several cost of service provisions. Several parties appealed the December 21, 2020 order to the U.S. Court of Appeals for the D.C. Circuit and that appeal was consolidated with appeals of orders issued December 20, 2018 and July 17, 2020 in the Mystic proceeding. The briefing schedule for the consolidated appeal has not yet been set.
On February 25, 2021, Mystic made its filing to comply with the December 21, 2020 order. On April 26, 2021, FERC rejected Mystic’s language and directed another compliance filing relating to the claw back provision language, which only applies if Mystic 8 and 9 were to continue operation after the conclusion of the cost-of-service period. FERC’s April 26, 2021 order also accepted in part and rejected in part Mystic’s September 15, 2020 compliance filing. It directed a further compliance filing in 60 days consistent with the information provided in Mystic’s October 21, 2020 answer to protests.
On August 25, 2020, a group of New England generators filed a complaint against Generation seeking to extend the scope of the claw back provision in the cost-of-service agreement, whereby Generation would refund certain amounts recovered during the term of the cost of service if it returns to market afterwards. On April 15, 2021 FERC dismissed the complaint.
On February 16, 2021, Generation filed an unopposed motion to voluntarily dismiss an appeal filed with the U.S. Court of Appeals for the D.C. Circuit stemming from a June 2020 complaint filed with the FERC against ISO-NE over failures to follow its tariff in evaluating Mystic for transmission security for the 2024 to 2025 Capacity Commitment Period, which was granted on February 18, 2021.
See Note 7 — Early Plant Retirements for additional information on the impacts of Generation’s August 2020 decision to retire Mystic Units 8 & 9 upon expiration of the cost of service agreement.
Federal Regulatory Matters
Operating License Renewals
Conowingo Hydroelectric Project. On August 29, 2012, Generation submitted a hydroelectric license application to FERC for a new license for the Conowingo Hydroelectric Project (Conowingo). In connection with Generation’s efforts to obtain a water quality certification pursuant to Section 401 of the Clean Water Act (401 Certification) from MDE for Conowingo, Generation had been working with MDE and other stakeholders to resolve water quality licensing issues, including: (1) water quality, (2) fish habitat, and (3) sediment.
On April 27, 2018, MDE issued its 401 Certification for Conowingo. On October 29, 2019, Generation and MDE filed with FERC a Joint Offer of Settlement (Offer of Settlement) that would resolve all outstanding issues relating to the 401 Certification. Pursuant to the Offer of Settlement, the parties submitted Proposed License Articles to FERC to be incorporated by FERC into the new license in accordance with FERC’s discretionary authority under the Federal Power Act.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
On March 19, 2021, FERC issued a new 50-year license for Conowingo, effective March 1, 2021. FERC adopted the Proposed License Articles into the new license only making modifications it deemed necessary to allow FERC to enforce the Proposed License Articles. Consistent with the Offer of Settlement, FERC found that MDE waived its 401 Certification.

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
See Note 4 — Revenue from Contracts with Customers of the Exelon 2020 Form 10-K for additional information regarding the primary sources of revenue for the Registrants.
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
The following table provides a rollforward of the contract assets reflected in Exelon's and Generation's Consolidated Balance Sheets for the three months ended March 31, 2021 and 2020. The Utility Registrants do not have any contract assets.

	Exelon	Generation
Balance as of December 31, 2020	$144	$144
Amounts reclassified to receivables	(16)	(16)
Revenues recognized	13	13
Amounts previously held-for-sale	12	12
Balance as of March 31, 2021	$153	$153

	Exelon	Generation
Balance as of December 31, 2019	$174	$174
Amounts reclassified to receivables	(19)	(19)
Revenues recognized	17	17
Balance as of March 31, 2020	$172	$172
Contract Liabilities
The Registrants record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. The Registrants record contract liabilities within Other current liabilities and Other noncurrent liabilities within the Registrants' Consolidated Balance Sheets.
For Generation, these contract liabilities primarily relate to upfront consideration received or due for equipment service plans, and the Illinois ZEC program that introduces a cap on the total consideration to be received by Generation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
For PHI, Pepco, DPL, and ACE these contract liabilities primarily relate to upfront consideration received in the third quarter of 2020 for a collaborative arrangement with an unrelated owner and manager of communication infrastructure. The revenue attributable to this arrangement will be recognized as operating revenue over the 35 years under the collaborative arrangement.
The following table provides a rollforward of the contract liabilities reflected in Exelon's, Generation's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon	Generation	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$151	$84	$118	$94	$12	$12
Consideration received or due	20	31	—	—	—	—
Revenues recognized	(27)	(64)	(2)	(2)	—	—
Amounts previously held-for-sale	3	3	—	—	—	—
Balance as of March 31, 2021	$147	$54	$116	$92	$12	$12

	Exelon	Generation	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$33	$71	$—	$—	$—	$—
Consideration received or due	20	55	—	—	—	—
Revenues recognized	(24)	(70)	—	—	—	—
Balance as of March 31, 2020	$29	$56	$—	$—	$—	$—
The following table reflects revenues recognized in the three months ended March 31, 2021 and 2020, which were included in contract liabilities at December 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2021	2020
Exelon	$17	$9
Generation	39	19
PHI	2	—
Pepco	2	—
Transaction Price Allocated to Remaining Performance Obligations (All Registrants)
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2021. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
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

	2021	2022	2023	2024	2025 and thereafter	Total
Exelon	$233	$100	$56	$41	$330	$760
Generation	286	131	56	35	243	751
PHI	7	8	8	6	87	116
Pepco	5	6	6	5	70	92
DPL	1	1	1	—	9	12
ACE	1	1	1	1	8	12

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

Note 5 — Segment Information
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2021 and 2020 is as follows:

Three Months Ended March 31, 2021 and 2020

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2021
Competitive businesses electric revenues	$4,187	$—	$—	$—	$—	$—	$(293)	$3,894
Competitive businesses natural gas revenues	1,326	—	—	—	—	—		1,326
Competitive businesses other revenues	46	—	—	—	—	—	(1)	45
Rate-regulated electric revenues	—	1,535	661	632	1,170	—	(10)	3,988
Rate-regulated natural gas revenues	—	—	228	342	71	—	(4)	637
Shared service and other revenues	—	—	—	—	3	491	(494)	—
Total operating revenues	$5,559	$1,535	$889	$974	$1,244	$491	$(802)	$9,890
2020
Competitive businesses electric revenues	$3,752	$—	$—	$—	$—	$—	$(326)	$3,426
Competitive businesses natural gas revenues	672	—	—	—	—	—	(3)	669
Competitive businesses other revenues	309	—	—	—	—	—	(1)	308
Rate-regulated electric revenues	—	1,439	604	613	1,104	—	(12)	3,748
Rate-regulated natural gas revenues	—	—	209	324	64	—	(2)	595
Shared service and other revenues	—	—	—	—	3	480	(482)	1
Total operating revenues	$4,733	$1,439	$813	$937	$1,171	$480	$(826)	$8,747
Intersegment revenues(c):
2021	$295	$6	$2	$6	$3	$487	$(799)	$—
2020	330	5	2	6	3	479	(824)	1
Depreciation and amortization:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
2021	$940	$292	$86	$152	$210	$17	$—	$1,697
2020	304	273	86	143	194	21	—	1,021
Operating expenses:
2021	$6,672	$1,210	$679	$752	$1,058	$492	$(781)	$10,082
2020	4,400	1,151	625	688	1,000	481	(816)	7,529
Interest expense, net:
2021	$72	$96	$38	$34	$67	$79	$—	$386
2020	109	94	36	32	67	72	—	410
Income (loss) before income taxes:
2021	$(947)	$236	$177	$196	$136	$(80)	$—	$(282)
2020	(547)	204	155	222	119	(69)	1	85
Income Taxes:
2021	$(179)	$39	$10	$(13)	$8	$116	$—	$(19)
2020	(389)	36	15	41	11	(8)	—	(294)
Net income (loss):
2021	$(769)	$197	$167	$209	$128	$(196)	$—	$(264)
2020	(161)	168	140	181	108	(61)	1	376
Capital Expenditures:
2021	$382	$613	$295	$336	$456	$58	$—	$2,140
2020	558	506	259	283	376	34	—	2,016
Total assets:
March 31, 2021	$47,326	$34,825	$12,937	$11,759	$24,387	$8,788	$(10,022)	$130,000
December 31, 2020	48,094	34,466	12,531	11,650	23,736	9,005	(10,165)	129,317
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2021
Rate-regulated electric revenues	$553	$311	$310	$—	$(4)	$1,170
Rate-regulated natural gas revenues	—	71	—	—	—	71
Shared service and other revenues	—	—	—	95	(92)	3
Total operating revenues	$553	$382	$310	$95	$(96)	$1,244
2020
Rate-regulated electric revenues	$544	$286	$276	$—	$(2)	$1,104
Rate-regulated natural gas revenues	—	64	—	—	—	64
Shared service and other revenues	—	—	—	93	(90)	3
Total operating revenues	$544	$350	$276	$93	$(92)	$1,171
Intersegment revenues(c):
2021	$1	$2	$1	$95	$(96)	$3
2020	1	2	1	92	(93)	3
Depreciation and amortization:
2021	$102	$53	$47	$8	$—	$210
2020	95	48	43	9	(1)	194
Operating expenses:
2021	$466	$309	$282	$97	$(96)	$1,058
2020	462	284	251	93	(90)	1,000
Interest expense, net:
2021	$34	$15	$15	$3	$—	$67
2020	34	16	15	3	(1)	67
Income (loss) before income taxes:
2021	$65	$61	$14	$(4)	$—	$136
2020(d)	57	52	14	(4)	—	119
Income Taxes:
2021	$6	$5	$—	$(3)	$—	$8
2020	5	7	1	(2)	—	11
Net income (loss):
2021	$59	$56	$14	$(1)	$—	$128
2020	52	45	13	(2)	—	108
Capital Expenditures:
2021	$220	$112	$123	$1	$—	$456
2020	180	95	101	—	—	376
Total assets:
March 31, 2021	$9,493	$5,232	$4,679	$5,020	$(37)	$24,387
December 31, 2020	9,264	5,140	4,286	5,079	(33)	23,736
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
(d)The Income (loss) before income taxes in Other and Intersegment Eliminations have been adjusted by an offsetting $110 million in 2020.

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

Note 5 — Segment Information
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
Competitive Business Revenues (Generation):

	Three Months Ended March 31, 2021
	Revenues from external customers(a)			Intersegment Revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,174	$(14)	$1,160	$5	$1,165
Midwest	1,009	(11)	998	—	998
New York	382	(45)	337	—	337
ERCOT	353	(101)	252	5	257
Other Power Regions	1,172	268	1,440	(10)	1,430
Total Competitive Businesses Electric Revenues	4,090	97	4,187	—	4,187
Competitive Businesses Natural Gas Revenues	864	462	1,326	—	1,326
Competitive Businesses Other Revenues(c)	89	(43)	46	—	46
Total Generation Consolidated Operating Revenues	$5,043	$516	$5,559	$—	$5,559

	Three Months Ended March 31, 2020
	Revenues from external customers(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,264	$(96)	$1,168	$6	$1,174
Midwest	944	64	1,008	(6)	1,002
New York	335	(21)	314	—	314
ERCOT	155	28	183	7	190
Other Power Regions	1,007	72	1,079	(7)	1,072
Total Competitive Businesses Electric Revenues	3,705	47	3,752	—	3,752
Competitive Businesses Natural Gas Revenues	503	169	672	—	672
Competitive Businesses Other Revenues(c)	99	210	309	—	309
Total Generation Consolidated Operating Revenues	$4,307	$426	$4,733	$—	$4,733
__________
(a)Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.
(b)Includes revenues from derivatives and leases.
(c)Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market losses of $84 million and gains of $179 million in 2021 and 2020, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Revenues net of purchased power and fuel expense (Generation):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$562	$5	$567	$559	$8	$567
Midwest	702	—	702	732	(5)	727
New York	240	2	242	189	4	193
ERCOT	(1,036)	(148)	(1,184)	76	4	80
Other Power Regions	250	(33)	217	177	(19)	158
Total Revenues net of purchased power and fuel expense for Reportable Segments	718	(174)	544	1,733	(8)	1,725
Other(b)	231	174	405	296	8	304
Total Generation Revenues net of purchased power and fuel expense	$949	$—	$949	$2,029	$—	$2,029
__________
(a)Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.
(b)Other represents activities not allocated to a region. See text above for a description of included activities. Primarily includes:
•unrealized mark-to-market gains of $175 million and gains of $132 million in 2021 and 2020, respectively;
•accelerated nuclear fuel amortization associated with announced early plant retirements as discussed in Note 7 - Early Plant Retirements of $54 million in 2021; and
• the elimination of intersegment RNF.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Electric and Gas Revenue by Customer Class (Utility Registrants):

	Three Months Ended March 31, 2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$741	$433	$362	$605	$253	$190	$162
Small commercial & industrial	367	100	69	118	33	46	39
Large commercial & industrial	134	57	105	248	184	21	43
Public authorities & electric railroads	11	9	7	13	6	4	3
Other(a)	220	52	77	143	51	41	52
Total rate-regulated electric revenues(b)	$1,473	$651	$620	$1,127	$527	$302	$299
Rate-regulated natural gas revenues
Residential	$—	$160	$216	$46	$—	$46	$—
Small commercial & industrial	—	59	35	18	—	18	—
Large commercial & industrial	—	—	54	2	—	2	—
Transportation	—	7	—	4	—	4	—
Other(c)	—	2	31	1	—	1	—
Total rate-regulated natural gas revenues(d)	$—	$228	$336	$71	$—	$71	$—
Total rate-regulated revenues from contracts with customers	$1,473	$879	$956	$1,198	$527	$373	$299

Other revenues
Revenues from alternative revenue programs	$54	$10	$18	$46	$26	$9	$11
Other rate-regulated electric revenues(e)	8	—	—	—	—	—	—
Other rate-regulated natural gas revenues(e)	—	—	—	—	—	—	—
Total other revenues	$62	$10	$18	$46	$26	$9	$11
Total rate-regulated revenues for reportable segments	$1,535	$889	$974	$1,244	$553	$382	$310

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

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
(b)Includes operating revenues from affiliates in 2021 and 2020 respectively of:
•$6 million, $5 million at ComEd
•$1 million, $2 million at PECO
•$2 million, $6 million at BGE
•$3 million, $3 million at PHI
•$1 million, $1 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2021 and 2020 respectively of:
•less than $1 million at PECO for both 2021 and 2020
•$4 million, $3 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable (All Registrants)
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended March 31, 2021
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$366	$32	$97	$116	$35	$86	$32	$22	$32
Plus: Current period provision for expected credit losses(a)	104	34	21	20	9	20	11	6	3
Less: Write-offs, net of recoveries(b)	28	1	15	6	1	5	2	3	—
Balance as of March 31, 2021	$442	$65	$103	$130	$43	$101	$41	$25	$35

	Three Months Ended March 31, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$243	$80	$59	$55	$12	$37	$13	$11	$13
Plus: Current period provision for expected credit losses	55	4	18	18	8	7	3	2	2
Less: Write-offs, net of recoveries(b)	20	3	6	7	2	2	1	—	1
Balance as of March 31, 2020	$278	$81	$71	$66	$18	$42	$15	$13	$14
_________
(a)For Generation, primarily relates to the impacts of the February 2021 extreme cold weather event. See Note 3 — Regulatory Matters for additional information. For the Utility Registrants, the increase is primarily as a result of increased receivable balances due to the colder weather and the increased aging of receivables, the temporary suspension of customer disconnections for non-payment, temporary cessation of new late payment fees, and reconnection of service to customers previously disconnected due to COVID-19.
(b)Recoveries were not material to the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended March 31, 2021
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$71	$—	$21	$8	$9	$33	$13	$9	$11
Plus: Current period provision for expected credit losses	10	—	1	4	1	4	2	1	1
Less: Write-offs, net of recoveries(a)	2	—	—	1	1	—	—	—	—
Balance as of March 31, 2021	$79	$—	$22	$11	$9	$37	$15	$10	$12

	Three Months Ended March 31, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$48	$—	$20	$7	$5	$16	$7	$4	$5
Plus: Current period provision for expected credit losses	8	—	3	1	2	2	1	—	1
Less: Write-offs, net of recoveries(a)	4	—	1	1	2	—	—	—	—
Balance as of March 31, 2020	$52	$—	$22	$7	$5	$18	$8	$4	$6
_________
(a)Recoveries were not material to the Registrants.

Unbilled Customer Revenue (All Registrants)
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

	Unbilled customer revenues(a)
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2021	$1,178	$671	$161	$102	$126	$118	$58	$38	$22
December 31, 2020	998	258	218	147	197	178	87	62	29
_________
(a)Unbilled customer revenues are classified in Customer accounts receivables, net in the Registrants' Consolidated Balance Sheets.
Sales of Customer Accounts Receivable (Exelon and Generation)
On April 8, 2020, NER, a bankruptcy remote, special purpose entity, which is wholly-owned by Generation, entered into a revolving accounts receivable financing arrangement with a number of financial institutions and a commercial paper conduit (the Purchasers) to sell certain customer accounts receivable (the Facility). The Facility had a maximum funding limit of $750 million and was scheduled to expire on April 7, 2021, unless renewed by the mutual consent of the parties in accordance with its terms. The Facility was renewed on March 29, 2021. The Facility term was extended through March 29, 2024, unless further renewed by the mutual consent of the parties, and the maximum funding limit was increased to $900 million. Under the Facility, NER may sell eligible short-term customer accounts receivable to the Purchasers in exchange for cash and subordinated interest. The transfers are reported as sales of receivables in Exelon’s and Generation’s consolidated financial statements. The subordinated interest in collections upon the receivables sold to the Purchasers is referred to as the DPP, which is reflected in Other current assets on Exelon’s and Generation’s Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
On April 8, 2020, Generation derecognized and transferred approximately $1.2 billion of receivables at fair value to the Purchasers in exchange for approximately $500 million in cash purchase price and $650 million of DPP.
On February 17, 2021, Generation received additional cash of $250 million from the Purchasers for the remaining available funding in the Facility.
On March 31, 2021, Generation received cash of approximately $150 million from the Purchasers in connection with the increased funding limit at the time of the Facility renewal.
The following table summarizes the impact of the sale of certain receivables:

	March 31, 2021	December 31, 2020
Derecognized receivables transferred at fair value	$1,301	$1,139
Cash proceeds received	900	500
DPP	401	639

Three Months Ended March 31, 2021
Loss on sale of receivables(a)	$17
_________
(a)Reflected in Operating and maintenance expense on Exelon's and Generation's Consolidated Statement of Operations and Comprehensive Income.

Three Months Ended March 31, 2021
Proceeds from new transfers(a)	$1,036
Cash collections received on DPP and reinvested in the Facility(b)	1,174
Cash collections reinvested in the Facility	2,210
_________
(a)Customer accounts receivable sold into the Facility were $2,375 million for the three months ended March 31, 2021.
(b)Does not include the $400 million in cash proceeds received from the Purchasers in the first quarter of 2021.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable

	Three Months Ended March 31, 2021
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Total receivables purchased	$1,011	$—	$266	$290	$199	$268	$166	$56	$46
Total receivables sold	69	81	—	—	—	—	—	—	—

Related party transactions:
Receivables purchased from Generation	—	—	—	—	12	—	—	—	—
Receivables sold to the Utility Registrants	—	12	—	—	—	—	—	—	—

	Three Months Ended March 31, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Total receivables purchased	$781	$—	$280	$284	$195	$264	$165	$53	$46
Total receivables sold	507	749	—	—	—	—	—	—	—

Related party transactions:
Receivables purchased from Generation	—	—	34	67	69	72	51	13	8
Receivables sold to the Utility Registrants	—	242	—	—	—	—	—	—	—
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
Assuming the continued effectiveness of the Illinois ZES, New Jersey ZEC program, and the New York CES, Generation and CENG, through its ownership of Ginna and Nine Mile Point, no longer consider Clinton, Quad Cities, Salem, Ginna, or Nine Mile Point to be at heightened risk for early retirement. However, to the extent the Illinois ZES, New Jersey ZEC program, or the New York CES do not operate as expected over their full terms, each of these plants, in addition to FitzPatrick, would be at heightened risk for early retirement, which could have a material impact on Exelon’s and Generation’s future financial statements. In addition, FERC’s December 19, 2019 order on the MOPR in PJM may undermine the continued effectiveness of the Illinois ZES and the New

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Early Plant Retirements
Jersey ZEC program unless Illinois and New Jersey implement an FRR mechanism under which the Generation plants in these states would be removed from PJM’s capacity auction. See Note 3 — Regulatory Matters for additional information on the New Jersey ZEC program and Note 3 — Regulatory Matters of the 2020 Form 10-K for additional information on the Illinois ZES, New York CES, and FERC's December 19, 2019 order on the MOPR in PJM.
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
As a result of the decision to early retire Byron and Dresden, Exelon and Generation recognized certain one-time charges in the third and fourth quarters of 2020 related to materials and supplies inventory reserve adjustments, employee-related costs including severance benefit costs further discussed below, and construction work-in-progress impairments, among other items. In addition, as a result of the decisions to early retire Byron and Dresden, there are ongoing annual financial impacts stemming from shortening the expected economic useful lives of these nuclear plants primarily related to accelerated depreciation of plant assets (including any ARC), accelerated amortization of nuclear fuel, and changes in ARO accretion expense associated with the changes in decommissioning timing and cost assumptions to reflect an earlier retirement date. The total impact for the three months ended March 31, 2021 on Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income is summarized in the table below.

Income statement expense (pre-tax)	Three Months Ended March 31, 2021(a)
Depreciation and amortization
Accelerated depreciation(a)	$620
Accelerated nuclear fuel amortization	54
Operating and maintenance
Other charges	2
Contractual offset(b)	(226)
Total	$450
_________
(a)Includes the accelerated depreciation of plant assets including any ARC.
(b)Reflects contractual offset for ARO accretion and ARC depreciation. Based on the regulatory agreement with the ICC, decommissioning-related activities in the first quarter of 2021 have been offset within Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income. The offset in 2021 resulted in an equal adjustment to the noncurrent payables to ComEd at Generation and an adjustment to the regulatory liabilities at ComEd. See Note 10 - Asset Retirement Obligations of the Exelon 2020 Form 10-K for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Early Plant Retirements
Severance benefit costs will be provided to employees impacted by the early retirements of Byron and Dresden, to the extent they are not redeployed to other nuclear plants. In 2020, Exelon and Generation recorded estimated severance expense of $81 million within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income. The severance liability was $81 million as of March 31, 2021 on Exelon's and Generation's Consolidated Balance Sheets. The final amount of severance benefit costs will depend on the specific employees severed.
The following table provides the balance sheet amounts as of March 31, 2021 for Exelon's and Generation's significant assets and liabilities associated with the Braidwood and LaSalle nuclear plants. Current depreciation provisions are based on the estimated useful lives of these nuclear generating stations, which reflect the first renewal of the operating licenses.

	Braidwood	LaSalle	Total
Asset Balances
Materials and supplies inventory, net	$83	$103	$186
Nuclear fuel inventory, net	165	264	429
Completed plant, net	1,379	1,566	2,945
Construction work in progress	33	70	103
Liability Balances
Asset retirement obligation	(577)	(964)	(1,541)

NRC License First Renewal Term	2046 (Unit 1)	2042 (Unit 1)
	2047 (Unit 2)	2043 (Unit 2)
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
On June 10, 2020, Generation filed a complaint with FERC against ISO-NE stating that ISO-NE failed to follow its tariff with respect to its evaluation of Mystic 8 and 9 for transmission security for the 2024 to 2025 Capacity Commitment Period and that the modifications that ISO-NE made to its unfiled planning procedures to avoid retaining Mystic 8 and 9 should have been filed with FERC for approval. On August 17, 2020, FERC issued an order denying the complaint. As a result, on August 20, 2020, Exelon determined that Generation will permanently cease generation operations at Mystic 8 and 9 at the expiration of the cost of service commitment in May 2024. See Note 3 — Regulatory Matters for additional discussion of Mystic’s cost of service agreement.
As a result of the decision to early retire Mystic 8 and 9, there are financial impacts stemming from shortening the expected economic useful life of Mystic 8 and 9 primarily related to accelerated depreciation of plant assets. Exelon and Generation recorded incremental Depreciation and amortization expense of $20 million for the three months ended March 31, 2021.

8. Nuclear Decommissioning (Exelon and Generation)
Nuclear Decommissioning Asset Retirement Obligations
Generation has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. To estimate its decommissioning obligation related to its nuclear generating stations for

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Nuclear Decommissioning
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
The following table provides a rollforward of the nuclear decommissioning ARO reflected in Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2020 to March 31, 2021:

Nuclear decommissioning ARO at December 31, 2020(a)	$11,922
Accretion expense	124
Costs incurred related to decommissioning plants	(20)
Nuclear decommissioning ARO at March 31, 2021(a)	$12,026
_________
(a)Includes $80 million as the current portion of the ARO at March 31, 2021 and December 31, 2020, which is included in Other current liabilities in Exelon’s and Generation’s Consolidated Balance Sheets.

NDT Funds
Exelon and Generation had NDT funds totaling $14,927 million and $14,599 million at March 31, 2021 and December 31, 2020, respectively. The NDT funds also include $239 million and $134 million for the current portion of the NDT funds at March 31, 2021 and December 31, 2020, respectively, which are included in Other current assets in Exelon's and Generation's Consolidated Balance Sheets. See Note 17 — Supplemental Financial Information for additional information on activities of the NDT funds.
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life.
Generation filed its biennial decommissioning funding status report with the NRC on February 24, 2021 for all units, including its shutdown units, except for Zion Station which is included in a separate report to the NRC submitted by ZionSolutions, LLC. The status report demonstrated adequate decommissioning funding assurance as of December 31, 2020 for all units except for Byron Units 1 and 2. Generation stated that it intends to submit its PSDAR with additional decommissioning cost information by July 1, 2021, for Byron Units 1 and 2, and will evaluate the status of funding assurance based on the updated cost information and provide additional funding assurance by the time of shutdown if required.
Generation will file its next decommissioning funding status report with the NRC by March 31, 2022. This report will reflect the status of decommissioning funding assurance as of December 31, 2021 for shutdown units.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Income Taxes
9. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31, 2021
	Exelon(a)	Generation(a)	ComEd(b)	PECO(b)	BGE(b),(c)	PHI(b)	Pepco(b)	DPL(b)	ACE(b)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	14.6	4.4	6.8	(1.6)	(10.1)	6.1	5.5	6.4	6.9
Qualified NDT fund income	(18.4)	(5.5)	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	2.4	0.6	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Plant basis differences	8.8	—	(0.6)	(10.5)	(1.4)	(1.5)	(2.1)	(0.7)	(0.9)
Production tax credits and other credits	6.7	1.8	(0.2)	—	(0.4)	(0.2)	(0.2)	(0.1)	(0.3)
Noncontrolling interests	0.6	0.2	—	—	—	—	—	—	—
Excess deferred tax amortization	27.9	—	(6.9)	(3.2)	(15.5)	(19.3)	(15.1)	(18.5)	(28.7)
Other(d)	(56.9)	(3.6)	(3.5)	(0.1)	(0.1)	(0.1)	0.1	0.3	2.2
Effective income tax rate	6.7%	18.9%	16.5%	5.6%	(6.6)%	5.9%	9.2%	8.2%	—%

	Three Months Ended March 31, 2020
	Exelon(b)	Generation(e)	ComEd(b)	PECO(b)	BGE(b)	PHI(b)	Pepco(b)	DPL(b)	ACE(b)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	34.0	0.7	8.3	0.1	5.7	5.8	4.7	6.6	6.7
Qualified NDT fund income	(235.8)	36.4	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(4.5)	0.5	(0.2)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Plant basis differences	(23.0)	—	(1.1)	(8.4)	(1.2)	(1.4)	(2.1)	(0.7)	(0.8)
Production tax credits and other credits	(9.9)	1.3	(0.2)	—	(0.2)	—	—	—	—
Noncontrolling interests	10.6	(1.6)	—	—	—	—	—	—	—
Excess deferred tax amortization	(71.7)	—	(10.5)	(3.0)	(7.3)	(15.5)	(14.2)	(12.7)	(18.8)
Tax Settlements	(79.1)	12.2	—	—	—	—	—	—	—
Other	12.5	0.6	0.3	—	0.6	(0.6)	(0.6)	(0.5)	(0.8)
Effective income tax rate	(345.9)%	71.1%	17.6%	9.7%	18.5%	9.2%	8.8%	13.5%	7.1%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Income Taxes

__________
(a)Exelon and Generation recognized a loss before income taxes for the quarter ended March 31, 2021. As a result, positive percentages represent an income tax benefit for the period presented.
(b)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(c)For BGE, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits.
(d)For Exelon, "Other" is primarily driven by the consolidating income tax adjustment recorded at Exelon Corporate in the first quarter of 2021 that was required pursuant to GAAP interim reporting guidance. This incremental expense will reverse by year-end and will not have an impact on annual results.
(e)Generation recognized a loss before income taxes for the quarter ended March 31, 2020. As a result, positive percentages represent an income tax benefit for the period presented.

Unrecognized Tax Benefits
PHI and ACE have the following unrecognized tax benefits as of March 31, 2021 and December 31, 2020. Exelon's, Generation's, ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	PHI	ACE
March 31, 2021	$52	$15
December 31, 2020	52	15
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
As of March 31, 2021, ACE has approximately $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.

10. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB
During the first quarter of 2021, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of January 1, 2021. This valuation resulted in an increase to the pension obligations of $33 million and a decrease to the OPEB obligations of $9 million. Additionally, accumulated other comprehensive loss increased by $1 million (after-tax) and regulatory assets and liabilities increased by $21 million and $1 million, respectively.
The majority of the 2021 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 2.58%. The majority of the 2021 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.46% for funded plans and a discount rate of 2.51%.
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three months ended March 31, 2021 and 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$110	$97	$21	$23
Interest cost	161	189	28	38
Expected return on assets	(336)	(318)	(40)	(41)
Amortization of:
Prior service cost (credit)	1	1	(8)	(31)
Actuarial loss	150	128	9	12
Curtailment benefits	—	—	(1)	—
Net periodic benefit cost	$86	$97	$9	$1
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

	Three Months Ended March 31,
Pension and OPEB Costs	2021	2020
Exelon	$95	$98
Generation	26	27
ComEd	32	28
PECO	2	1
BGE	15	16
PHI	12	17
Pepco	2	3
DPL	1	1
ACE	3	3
Defined Contribution Savings Plans
The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
Savings Plans Matching Contributions	2021	2020
Exelon	$33	$33
Generation	13	13
ComEd	8	7
PECO	3	3
BGE	2	2
PHI	3	3
Pepco	1	1
DPL	1	1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments
11. Derivative Financial Instruments (All Registrants)
The Registrants use derivative instruments to manage commodity price risk, interest rate risk, and foreign exchange risk related to ongoing business operations.
Authoritative guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings immediately. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include NPNS, cash flow hedges, and fair value hedges. All derivative economic hedges related to commodities, referred to as economic hedges, are recorded at fair value through earnings at Generation and are offset by a corresponding regulatory asset or liability at ComEd. For all NPNS derivative instruments, accounts receivable or accounts payable are recorded when derivatives settle and revenue or expense is recognized in earnings as the underlying physical commodity is sold or consumed.
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

PECO	Electricity	NPNS	Fixed price contracts for default supply requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts to cover about 10% of planned natural gas purchases in support of projected firm sales.
BGE	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed price contracts for between 10-20% of forecasted system supply requirements for flowing (i.e., non-storage) gas for the November through March period.
Pepco	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
DPL	Electricity	NPNS	Fixed price contracts for all SOS requirements through full requirements contracts.
	Gas	NPNS	Fixed and Index priced contracts through full requirements contracts.
		Changes in fair value of economic hedge recorded to an offsetting regulatory asset or liability(b)	Exchange traded future contracts for up to 50% of estimated monthly purchase requirements each month, including purchases for storage injections.
ACE	Electricity	NPNS	Fixed price contracts for all BGS requirements through full requirements contracts.
__________
(a)See Note 3 - Regulatory Matters of the 2020 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material as of March 31, 2021 and December 31, 2020 and is not presented in the fair value tables below.
The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation, and ComEd as of March 31, 2021 and December 31, 2020:

	Exelon	Generation					ComEd
March 31, 2021	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral(a)(b)	Netting(a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$569	$2,566	$28	$24	$(2,049)	$569	$—
Mark-to-market derivative assets (noncurrent assets)	488	1,400	5	45	(962)	488	—
Total mark-to-market derivative assets	1,057	3,966	33	69	(3,011)	1,057	—
Mark-to-market derivative liabilities (current liabilities)	(418)	(2,472)	(13)	49	2,049	(387)	(31)
Mark-to-market derivative liabilities (noncurrent liabilities)	(454)	(1,179)	(1)	28	962	(190)	(264)
Total mark-to-market derivative liabilities	(872)	(3,651)	(14)	77	3,011	(577)	(295)
Total mark-to-market derivative net assets (liabilities)	$185	$315	$19	$146	$—	$480	$(295)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments

	Exelon	Generation					ComEd
December 31, 2020	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral(a)(b)	Netting(a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$639	$2,757	$40	$103	$(2,261)	$639	$—
Mark-to-market derivative assets (noncurrent assets)	554	1,501	4	64	(1,015)	554	—
Total mark-to-market derivative assets	1,193	4,258	44	167	(3,276)	1,193	—
Mark-to-market derivative liabilities (current liabilities)	(293)	(2,629)	(23)	131	2,261	(260)	(33)
Mark-to-market derivative liabilities (noncurrent liabilities)	(472)	(1,335)	(2)	118	1,015	(204)	(268)
Total mark-to-market derivative liabilities	(765)	(3,964)	(25)	249	3,276	(464)	(301)
Total mark-to-market derivative net assets (liabilities)	$428	$294	$19	$416	$—	$729	$(301)
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
(b)Of the collateral posted, $148 million and $209 million represents variation margin on the exchanges as of March 31, 2021 and December 31, 2020 respectively.
Economic Hedges (Commodity Price Risk)
Generation. For the three months ended March 31, 2021 and 2020, Exelon and Generation recognized the following net pre-tax commodity mark-to-market gains (losses) which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2021	2020
Income Statement Location	Gain (Loss)
Operating revenues	$(83)	$175
Purchased power and fuel	265	(47)
Total Exelon and Generation	$182	$128
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of March 31, 2021, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 94%-97% for 2021.
Proprietary Trading (Commodity Price Risk)
Generation also executes commodity derivatives for proprietary trading purposes. Proprietary trading includes all contracts executed with the intent of benefiting from shifts or changes in market prices as opposed to those executed with the intent of hedging or managing risk. Gains and losses associated with proprietary trading are reported as Operating revenues in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows. For the three months ended March 31, 2021 and 2020, net pre-tax commodity mark-to-market gains and losses for Exelon and Generation were not material. The Utility Registrants do not execute derivatives for proprietary trading purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Generation utilizes interest rate swaps to manage its interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $563 million and $665 million for Exelon and Generation as of March 31, 2021 and December 31, 2020, respectively.
The mark-to-market derivative assets and liabilities as of March 31, 2021 and December 31, 2020 and the mark-to-market gains and losses for the three months ended March 31, 2021 and 2020 were not material for Exelon and Generation.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments
The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS, and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2021. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The amounts in the tables below exclude credit risk exposure from individual retail counterparties, nuclear fuel procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX, and Nodal commodity exchanges.

Rating as of March 31, 2021	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$431	$31	$400	—	$—
Non-investment grade	43	4	39
No external ratings
Internally rated — investment grade	146	1	145
Internally rated — non-investment grade	70	25	45
Total	$690	$61	$629	—	$—

Net Credit Exposure by Type of Counterparty	As of March 31, 2021
Investor-owned utilities, marketers, power producers	$451
Energy cooperatives and municipalities	123
Other	55
Total	$629
_________
(a)As of March 31, 2021, credit collateral held from counterparties where Generation had credit exposure included $32 million of cash and $29 million of letters of credit. The credit collateral does not include non-liquid collateral.
Utility Registrants. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of March 31, 2021, the Utility Registrants’ counterparty credit risk with suppliers was not material.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Derivative Financial Instruments
The aggregate fair value of all derivative instruments with credit-risk related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Features	March 31, 2021	December 31, 2020
Gross fair value of derivative contracts containing this feature(a)	$(948)	$(834)
Offsetting fair value of in-the-money contracts under master netting arrangements(b)	518	537
Net fair value of derivative contracts containing this feature(c)	$(430)	$(297)
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
As of March 31, 2021 and December 31, 2020, Exelon and Generation posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	March 31, 2021	December 31, 2020
Cash collateral posted	$232	$511
Letters of credit posted	242	226
Cash collateral held	101	110
Letters of credit held	41	40
Additional collateral required in the event of a credit downgrade below investment grade	1,379	1,432
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
PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of March 31, 2021, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of March 31, 2021, they could have been required to post incremental collateral to its counterparties of $32 million, $48 million and $12 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Debt and Credit Agreements
12. Debt and Credit Agreements (All Registrants)
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs as of March 31, 2021 and December 31, 2020. PECO had no commercial paper borrowings as of both March 31, 2021 and December 31, 2020.

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Exelon(a)(b)	$1,628	$1,031	0.52%	0.25%
Generation(b)	1,337	340	0.60%	0.27%
ComEd	135	323	0.16%	0.23%
BGE	156	—	0.15%	—%
PHI(c)	—	368	—%	0.24%
Pepco	—	35	—%	0.22%
DPL	—	146	—%	0.24%
ACE	—	187	—%	0.25%
__________
(a)Exelon Corporate had no outstanding commercial paper borrowings as of both March 31, 2021 and December 31, 2020.
(b)Higher outstanding commercial paper primarily driven by increased liquidity needs from the February 2021 extreme cold weather event. See Note 3 – Regulatory Matters for additional information.
(c)Represents the consolidated amounts of Pepco, DPL, and ACE.
Short-Term Loan Agreements
On March 23, 2017, Exelon Corporate entered into a term loan agreement for $500 million. The loan agreement was renewed on March 17, 2021 and will expire on March 16, 2022. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 0.65% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon's Consolidated Balance Sheets within Short-term borrowings.
On March 24, 2021, Exelon Corporate entered into a 9-month term loan agreement for $200 million. The loan agreement has an expiration of December 24, 2021. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 0.65% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon's Consolidated Balance Sheets within Short-term borrowings.
On March 31, 2021, Exelon Corporate entered into a 9-month and 364-day term loan agreement for $150 million each with variable interest rates of LIBOR plus 0.65% and expiration dates of December 31, 2021 and March 30, 2022, respectively. The loan agreements are reflected in Exelon's Consolidated Balance Sheets within Short-term borrowings.
On March 19, 2020, Generation entered into a term loan agreement for $200 million. The loan agreement was renewed on March 17, 2021 and will expire on March 16, 2022. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 0.875% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon's and Generation's Consolidated Balance Sheets within Short-term borrowings.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Debt and Credit Agreements
On March 31, 2020, Generation entered into a term loan agreement for $300 million. The loan agreement was renewed on March 30, 2021 and will expire on March 29, 2022. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to LIBOR plus 0.70% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon's and Generation's Consolidated Balance Sheets within Short-term borrowings.
On January 25, 2021, ComEd entered into two 90-day term loan agreements for $125 million each with variable interest rates of LIBOR plus 0.50% and LIBOR plus 0.75%, respectively. ComEd repaid the term loans on March 9, 2021.
Bilateral Credit Agreements
On January 11, 2013, Generation entered into a bilateral credit agreement for $100 million. The agreement was renewed on March 1, 2021 with a maturity date of March 1, 2023.
On February 21, 2019, Generation entered into a bilateral credit agreement for $100 million. The agreement was renewed on March 31, 2021 with a maturity date of March 31, 2022.
On January 5, 2016, Generation entered into a bilateral credit agreement for $150 million. The agreement was renewed on April 2, 2021 with a maturity date of April 5, 2023.
Long-Term Debt
Issuance of Long-Term Debt
During the three months ended March 31, 2021, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	Long-Term Software License Agreements	3.62%	December 1, 2025	$4	Procurement of software licenses.
Generation	Energy Efficiency Project Financing(a)	2.53%	May 31, 2021	1	Funding to install energy conservation measures for the Fort AP Hill project.
ComEd	First Mortgage Bonds, Series 130	3.13%	March 15, 2051	700	Repay a portion of outstanding commercial paper obligations and two outstanding term loans, and to fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	3.05%	March 15, 2051	375	Funding for general corporate purposes.
Pepco(b)	First Mortgage Bonds	2.32%	March 30, 2031	150	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	3.24%	March 30, 2051	125	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	2.30%	March 15, 2031	350	Refinance existing indebtedness, repay outstanding commercial paper obligations, and for general corporate purposes.
__________
(a)For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.
(b)On March 30, 2021, Pepco entered into a purchase agreement of First Mortgage Bonds of $125 million at 3.29% due on September 28, 2051. The closing date of the issuance is expected to occur in September 2021.
Debt Covenants
As of March 31, 2021, the Registrants are in compliance with debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2021 and December 31, 2020. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented on their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$38,529	$39,255	$3,115	$42,370	$36,912	$40,688	$3,064	$43,752
Generation	6,060	5,497	1,158	6,655	6,087	5,648	1,208	6,856
ComEd	9,674	10,853	—	10,853	8,983	11,117	—	11,117
PECO	4,125	4,491	50	4,541	3,753	4,553	50	4,603
BGE	3,665	3,991	—	3,991	3,664	4,366	—	4,366
PHI	7,577	6,050	1,907	7,957	7,006	6,099	1,806	7,905
Pepco	3,317	3,112	823	3,935	3,165	3,336	748	4,084
DPL	1,802	1,386	524	1,910	1,677	1,484	455	1,939
ACE	1,718	1,302	560	1,862	1,413	1,018	602	1,620
Long-Term Debt to Financing Trusts(a)
Exelon	$390	$—	$465	$465	$390	$—	$467	$467
ComEd	205	—	243	243	205	—	246	246
PECO	184	—	222	222	184	—	221	221
SNF Obligation
Exelon	$1,208	$979	$—	$979	$1,208	$909	$—	$909
Generation	1,208	979	—	979	1,208	909	—	909
__________
(a)Includes unamortized debt issuance costs which are not fair valued.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:
Exelon and Generation

	Exelon					Generation
As of March 31, 2021	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$968	$—	$—	$—	$968	$125	$—	$—	$—	$125
NDT fund investments
Cash equivalents(b)	509	95	—	—	604	509	95	—	—	604
Equities	4,439	1,574	—	1,555	7,568	4,439	1,574	—	1,555	7,568
Fixed income
Corporate debt(c)	—	1,023	283	—	1,306	—	1,023	283	—	1,306
U.S. Treasury and agencies	2,030	41	—	—	2,071	2,030	41	—	—	2,071
Foreign governments	—	51	—	—	51	—	51	—	—	51
State and municipal debt	—	40	—	—	40	—	40	—	—	40
Other	40	35	—	1,285	1,360	40	35	—	1,285	1,360
Fixed income subtotal	2,070	1,190	283	1,285	4,828	2,070	1,190	283	1,285	4,828
Private credit	—	—	196	617	813	—	—	196	617	813
Private equity	—	—	—	532	532	—	—	—	532	532
Real estate	—	—	—	686	686	—	—	—	686	686
NDT fund investments subtotal(d)(e)	7,018	2,859	479	4,675	15,031	7,018	2,859	479	4,675	15,031
Rabbi trust investments
Cash equivalents	60	—	—	—	60	4	—	—	—	4
Mutual funds	95	—	—	—	95	31	—	—	—	31
Fixed income	—	10	—	—	10	—	—	—	—	—
Life insurance contracts	—	89	35	—	124	—	29	—	—	29
Rabbi trust investments subtotal	155	99	35	—	289	35	29	—	—	64
Investments in equities(f)	177	—	—	—	177	177	—	—	—	177
Commodity derivative assets
Economic hedges	478	1,748	1,740	—	3,966	478	1,748	1,740	—	3,966
Proprietary trading	—	16	17	—	33	—	16	17	—	33
Effect of netting and allocation of collateral(g)(h)	(356)	(1,387)	(1,199)	—	(2,942)	(356)	(1,387)	(1,199)	—	(2,942)
Commodity derivative assets subtotal	122	377	558	—	1,057	122	377	558	—	1,057
DPP consideration	—	401	—	—	401	—	401	—	—	401

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of March 31, 2021	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Total assets	8,440	3,736	1,072	4,675	17,923	7,477	3,666	1,037	4,675	16,855
Liabilities
Commodity derivative liabilities
Economic hedges	(359)	(1,642)	(1,945)	—	(3,946)	(359)	(1,642)	(1,650)	—	(3,651)
Proprietary trading	—	(9)	(5)	—	(14)	—	(9)	(5)	—	(14)
Effect of netting and allocation of collateral(g)(h)	252	1,532	1,304	—	3,088	252	1,532	1,304	—	3,088
Commodity derivative liabilities subtotal	(107)	(119)	(646)	—	(872)	(107)	(119)	(351)	—	(577)
Deferred compensation obligation	—	(146)	—	—	(146)	—	(43)	—	—	(43)
Total liabilities	(107)	(265)	(646)	—	(1,018)	(107)	(162)	(351)	—	(620)
Total net assets	$8,333	$3,471	$426	$4,675	$16,905	$7,370	$3,504	$686	$4,675	$16,235

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of December 31, 2020	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$686	$—	$—	$—	$686	$124	$—	$—	$—	$124
NDT fund investments
Cash equivalents(b)	210	95	—	—	305	210	95	—	—	305
Equities	3,886	2,077	—	1,562	7,525	3,886	2,077	—	1,562	7,525
Fixed income
Corporate debt(c)	—	1,485	285	—	1,770	—	1,485	285	—	1,770
U.S. Treasury and agencies	1,871	126	—	—	1,997	1,871	126	—	—	1,997
Foreign governments	—	56	—	—	56	—	56	—	—	56
State and municipal debt	—	101	—	—	101	—	101	—	—	101
Other	—	41	—	961	1,002	—	41	—	961	1,002
Fixed income subtotal	1,871	1,809	285	961	4,926	1,871	1,809	285	961	4,926
Private credit	—	—	212	629	841	—	—	212	629	841
Private equity	—	—	—	504	504	—	—	—	504	504
Real estate	—	—	—	679	679	—	—	—	679	679
NDT fund investments subtotal(d)(e)	5,967	3,981	497	4,335	14,780	5,967	3,981	497	4,335	14,780
Rabbi trust investments
Cash equivalents	60	—	—	—	60	4	—	—	—	4
Mutual funds	91	—	—	—	91	29	—	—	—	29
Fixed income	—	11	—	—	11	—	—	—	—	—
Life insurance contracts	—	87	34	—	121	—	28	—	—	28
Rabbi trust investments subtotal	151	98	34	—	283	33	28	—	—	61
Investments in equities(f)	195	—	—	—	195	195	—	—	—	195
Commodity derivative assets
Economic hedges	745	1,914	1,599	—	4,258	745	1,914	1,599	—	4,258
Proprietary trading	—	17	27	—	44	—	17	27	—	44
Effect of netting and allocation of collateral(g)(h)	(607)	(1,597)	(905)	—	(3,109)	(607)	(1,597)	(905)	—	(3,109)
Commodity derivative assets subtotal	138	334	721	—	1,193	138	334	721	—	1,193
DPP consideration	—	639	—	—	639	—	639	—	—	639
Total assets	7,137	5,052	1,252	4,335	17,776	6,457	4,982	1,218	4,335	16,992
Liabilities
Commodity derivative liabilities
Economic hedges	(682)	(1,928)	(1,655)	—	(4,265)	(682)	(1,928)	(1,354)	—	(3,964)
Proprietary trading	—	(21)	(4)	—	(25)	—	(21)	(4)	—	(25)
Effect of netting and allocation of collateral(g)(h)	540	1,918	1,067	—	3,525	540	1,918	1,067	—	3,525
Commodity derivative liabilities subtotal	(142)	(31)	(592)	—	(765)	(142)	(31)	(291)	—	(464)
Deferred compensation obligation	—	(145)	—	—	(145)	—	(42)	—	—	(42)
Total liabilities	(142)	(176)	(592)	—	(910)	(142)	(73)	(291)	—	(506)
Total net assets	$6,995	$4,876	$660	$4,335	$16,866	$6,315	$4,909	$927	$4,335	$16,486
__________

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities
(a)Exelon excludes cash of $1,273 million and $409 million at March 31, 2021 and December 31, 2020, respectively, and restricted cash of $93 million and $59 million at March 31, 2021 and December 31, 2020, respectively, and includes long-term restricted cash of $52 million and $53 million at March 31, 2021 and December 31, 2020, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. Generation excludes cash of $608 million and $171 million at March 31, 2021 and December 31, 2020, respectively, and restricted cash of $29 million and $20 million at March 31, 2021 and December 31, 2020, respectively.
(b)Includes $108 million and $116 million of cash received from outstanding repurchase agreements at March 31, 2021 and December 31, 2020, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (e) below.
(c)Includes investments in equities sold short of $(58) million and $(62) million as of March 31, 2021 and December 31, 2020, respectively, held in an investment vehicle primarily to hedge the equity option component of its convertible debt.
(d)Includes derivative assets of less than $1 million and $2 million, which have total notional amounts of $2,049 million and $1,043 million at March 31, 2021 and December 31, 2020, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of Exelon and Generation's exposure to credit or market loss.
(e)Excludes net liabilities of $104 million and $181 million at March 31, 2021 and December 31, 2020, respectively, which include certain derivative assets that have notional amounts of $158 million and $104 million at March 31, 2021 and December 31, 2020, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(f)Includes equity investments held by Generation which were previously designated as equity investments without readily determinable fair value but are now publicly traded and therefore have readily determinable fair values. Generation recorded the fair value of these investments in Other current assets on Exelon's and Generation's Consolidated Balance Sheets based on the quoted market prices of the stocks at March 31, 2021 and December 31, 2020, which resulted in unrealized gains of $95 million and $186 million within Other, net in Exelon's and Generation's Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively.
(g)Collateral (received)/posted from counterparties, net of collateral paid to counterparties, totaled $(104) million, $145 million, and $105 million allocated to Level 1, Level 2, and Level 3 mark-to-market derivatives, respectively, as of March 31, 2021. Collateral (received)/posted from counterparties, net of collateral paid to counterparties, totaled $(67) million, $321 million, and $162 million allocated to Level 1, Level 2, and Level 3 mark-to-market derivatives, respectively, as of December 31, 2020.
(h)Of the collateral (received)/posted, $(148) million and $209 million represents variation margin on the exchanges as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, Exelon and Generation have outstanding commitments to invest in private credit, private equity, and real estate investments of approximately $298 million, $239 million, and $344 million, respectively. These commitments will be funded by Generation’s existing NDT funds.
Exelon and Generation hold investments without readily determinable fair values with carrying amounts of $61 million and $50 million as of March 31, 2021, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three months ended March 31, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
As of March 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$300	$—	$—	$300	$7	$—	$—	$7	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	11	—	—	11
Life insurance contracts	—	—	—	—	—	13	—	13	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	13	—	22	11	—	—	11
Total assets	300	—	—	300	16	13	—	29	11	—	—	11
Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(9)	—	(9)	—	(6)	—	(6)
Mark-to-market derivative liabilities(b)	—	—	(295)	(295)	—	—	—	—	—	—	—	—
Total liabilities	—	(8)	(295)	(303)	—	(9)	—	(9)	—	(6)	—	(6)
Total net assets (liabilities)	$300	$(8)	$(295)	$(3)	$16	$4	$—	$20	$11	$(6)	$—	$5

	ComEd				PECO				BGE
As of December 31, 2020	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$285	$—	$—	$285	$8	$—	$—	$8	$120	$—	$—	$120
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	10	—	—	10
Life insurance contracts	—	—	—	—	—	13	—	13	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	13	—	22	10	—	—	10
Total assets	285	—	—	285	17	13	—	30	130	—	—	130
Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(9)	—	(9)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(301)	(301)	—	—	—	—	—	—	—	—
Total liabilities	—	(8)	(301)	(309)	—	(9)	—	(9)	—	(5)	—	(5)
Total net assets (liabilities)	$285	$(8)	$(301)	$(24)	$17	$4	$—	$21	$130	$(5)	$—	$125
__________
(a)ComEd excludes cash of $59 million and $83 million at March 31, 2021 and December 31, 2020, respectively, and restricted cash of $40 million and $37 million at March 31, 2021 and December 31, 2020, respectively, and includes long-term restricted cash of $43 million at both March 31, 2021 and December 31, 2020, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. PECO excludes cash of $48 million and $18 million at March 31, 2021 and December 31, 2020, respectively. BGE excludes cash of $21 million and $24 million at March 31, 2021 and December 31, 2020, respectively, and restricted cash of $1 million at both March 31, 2021 and December 31, 2020.
(b)The Level 3 balance consists of the current and noncurrent liability of $31 million and $264 million, respectively, at March 31, 2021 and $33 million and $268 million, respectively, at December 31, 2020 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	As of March 31, 2021				As of December 31, 2020
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$527	$—	$—	$527	$86	$—	$—	$86
Rabbi trust investments
Cash equivalents	53	—	—	53	55	—	—	55
Mutual funds	15	—	—	15	14	—	—	14
Fixed income	—	10	—	10	—	11	—	11
Life insurance contracts	—	26	35	61	—	26	34	60
Rabbi trust investments subtotal	68	36	35	139	69	37	34	140
Total assets	595	36	35	666	155	37	34	226
Liabilities
Deferred compensation obligation	—	(16)	—	(16)	—	(17)	—	(17)
Total liabilities	—	(16)	—	(16)	—	(17)	—	(17)
Total net assets	$595	$20	$35	$650	$155	$20	$34	$209

	Pepco				DPL				ACE
As of March 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$128	$—	$—	$128	$50	$—	$—	$50	$349	$—	$—	$349
Rabbi trust investments
Cash equivalents	53	—	—	53	—	—	—	—	—	—	—	—
Fixed income	—	2	—	2	—	—	—	—	—	—	—	—
Life insurance contracts	—	26	35	61	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	53	28	35	116	—	—	—	—	—	—	—	—
Total assets	181	28	35	244	50	—	—	50	349	—	—	349
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$181	$26	$35	$242	$50	$—	$—	$50	$349	$—	$—	$349

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2020	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$35	$—	$—	$35	$—	$—	$—	$—	$13	$—	$—	$13
Rabbi trust investments
Cash equivalents	53	—	—	53	—	—	—	—	—	—	—	—
Fixed income	—	2	—	2	—	—	—	—	—	—	—	—
Life insurance contracts	—	26	34	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	53	28	34	115	—	—	—	—	—	—	—	—
Total assets	88	28	34	150	—	—	—	—	13	—	—	13
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$88	$26	$34	$148	$—	$—	$—	$—	$13	$—	$—	$13
__________
(a)PHI excludes cash of $72 million and $74 million at March 31, 2021 and December 31, 2020, respectively, and restricted cash of $5 million and none at March 31, 2021 and December 31, 2020, respectively, and includes long-term restricted cash of $9 million and $10 million at March 31, 2021 and December 31, 2020, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. Pepco excludes cash of $34 million and $30 million at March 31, 2021 and December 31, 2020, respectively, and restricted cash of $5 million and none at March 31, 2021 and December 31, 2020, respectively. DPL excludes cash of $14 million and $15 million at March 31, 2021 and December 31, 2020, respectively. ACE excludes cash of $17 million at both March 31, 2021 and December 31, 2020, respectively, and includes long-term restricted cash of $9 million and $10 million at March 31, 2021 and December 31, 2020, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2021 and 2020:

	Exelon	Generation				ComEd		PHI and Pepco
Three months ended March 31, 2021	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2020	$660	$497	$430		$927	$(301)		$34	$—
Total realized / unrealized gains (losses)
Included in net income	(276)	1	(278)	(a)	(277)	—		1	—
Included in noncurrent payables to affiliates	—	1	—		1	—		—	(1)
Included in regulatory assets	7	—	—		—	6	(b)	—	1
Change in collateral	(57)	—	(57)		(57)	—		—	—
Purchases, sales, issuances and settlements
Purchases	109	—	109		109	—		—	—
Sales	1	—	1		1	—		—	—
Settlements	(20)	(20)	—		(20)	—		—	—
Transfers out of Level 3	2	—	2	(c)	2	—		—	—
Balance as of March 31, 2021	$426	$479	$207		$686	$(295)		$35	$—
The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2021	$(147)	$1	$(149)		$(148)	$—		$1	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended March 31, 2020	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2019	$1,068	$511	$817		$1,328	$(301)		$41	$—
Total realized / unrealized gains (losses)
Included in net income	10	(1)	10	(a)	9	—		1	—
Included in noncurrent payables to affiliates	—	(1)	—		(1)	—		—	1
Included in regulatory assets	(14)	—	—		—	(13)	(b)	—	(1)
Change in collateral	1	—	1		1	—		—	—
Purchases, sales, issuances and settlements
Purchases	42	3	39		42	—		—	—
Sales	(22)	—	(22)		(22)	—		—	—
Settlements	(14)	(14)	—		(14)	—		—	—
Transfers into Level 3	2	—	2	(c)	2	—		—	—
Transfers out of Level 3	15	—	15	(c)	15	—		—	—
Balance as of March 31, 2020	$1,088	$498	$862		$1,360	$(314)		$42	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of March 31, 2020	$187	$(1)	$187		$186	$—		$1	$—
__________
(a)Includes a reduction for the reclassification of $129 million and $177 million of realized losses due to the settlement of derivative contracts for the three months ended March 31, 2021 and 2020 respectively.
(b)Includes $2 million of decreases in fair value and an increase for realized losses due to settlements of $8 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2021. Includes $23 million of decrease in fair value and an increase for realized losses due to settlements of $10 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2020.
(c)Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.
The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2021 and 2020:

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total (losses) gains for the three months ended March 31, 2021	$(116)	$(162)	$1	$1	$(116)	$(162)	$1	$1
Total unrealized (losses) gains for the three months ended March 31, 2021	(65)	(84)	1	1	(65)	(84)	1	1

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total gains (losses) for the three months ended March 31, 2020	$72	$(62)	$1	$(1)	$72	$(62)	$(1)	$1
Total unrealized gains (losses) gains for the three months ended March 31, 2020	205	(18)	1	(1)	205	(18)	(1)	1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Fair Value of Financial Assets and Liabilities
Valuation Techniques Used to Determine Fair Value
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 18 — Fair Value of Financial Assets and Liabilities of the Exelon 2020 Form 10-K.
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
Mark-to-Market Derivatives (Exelon, Generation and ComEd)
The table below discloses the significant inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at March 31, 2021	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	2021 Range & Arithmetic Average				2020 Range & Arithmetic Average
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(b)	$90	$245	Discounted Cash Flow	Forward power price	$1.35	-	$235	$32	$2.25	-	$163	$30
				Forward gas price	$1.42	-	$8.18	$2.59	$1.57	-	$7.88	$2.59
			Option Model	Volatility percentage	11%	-	116%	27%	11%	-	237%	32%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(b)	$12	$23	Discounted Cash Flow	Forward power price	$9	-	$102	$30	$10	-	$106	$27

Mark-to-market derivatives (Exelon and ComEd)	$(295)	$(301)	Discounted Cash Flow	Forward heat rate(c)	8x	-	9x	8.85x	8x	-	9x	8.85x
				Marketability reserve	3%	-	8%	4.93%	3%	-	8%	4.93%
				Renewable factor	90%	-	123%	99%	91%	-	123%	99%
__________
(a)The valuation techniques, unobservable inputs, ranges and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral posted on level three positions of $105 million and $162 million as of March 31, 2021 and December 31, 2020, respectively.
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

14. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 19 of the Exelon 2020 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE as of March 31, 2021:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	79	64	53	7	4
__________
(a)Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.
In addition, Exelon is committed to develop or to assist in the commercial development of approximately 37 MWs of new solar generation in Maryland, District of Columbia, and Delaware at an estimated cost of approximately $135 million, which will generate future earnings at Exelon and Generation. Investment costs, which are expected to be primarily capital in nature, are recognized as incurred and recorded in Exelon's and Generation's financial statements. As of March 31, 2021, 27 MWs of new generation were developed and Exelon and Generation have incurred costs of $121 million. Exelon has also committed to purchase 100 MWs of wind energy in PJM. DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DPSC in 2019. The third and final 40 MW wind REC tranche will be conducted in 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of March 31, 2021, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2021	2022	2023	2024	2025	2026 and beyond
Exelon
Letters of credit	$1,639	$1,156	$483	$—	$—	$—	$—
Surety bonds(a)	1,077	919	158	—	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	29	—	3	4	6	5	11
Total commercial commitments	$3,123	$2,075	$644	$4	$6	$5	$389

Generation
Letters of credit	$1,623	$1,141	$482	$—	$—	$—	$—
Surety bonds(a)	932	794	138	—	—	—	—
Total commercial commitments	$2,555	$1,935	$620	$—	$—	$—	$—

ComEd
Letters of credit	$7	$7	$—	$—	$—	$—	$—
Surety bonds(a)	17	14	3	—	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$224	$21	$3	$—	$—	$—	$200

PECO
Surety bonds(a)	$2	$2	$—	$—	$—	$—	$—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$180	$2	$—	$—	$—	$—	$178

BGE
Letters of credit	$3	$2	$1	$—	$—	$—	$—
Surety bonds(a)	3	3	—	—	—	—	—
Total commercial commitments	$6	$5	$1	$—	$—	$—	$—

PHI
Surety bonds(a)	$23	$20	$3	$—	$—	$—	$—
Guaranteed lease residual values(b)	29	—	3	4	6	5	11
Total commercial commitments	$52	$20	$6	$4	$6	$5	$11

Pepco
Surety bonds(a)	$14	$14	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	1	1	2	2	4
Total commercial commitments	$24	$14	$1	$1	$2	$2	$4

DPL
Surety bonds(a)	$5	$2	$3	$—	$—	$—	$—
Guaranteed lease residual values(b)	12	—	1	2	3	2	4
Total commercial commitments	$17	$2	$4	$2	$3	$2	$4

ACE
Surety bonds(a)	$4	$4	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	1	1	1	3
Total commercial commitments	$11	$4	$1	$1	$1	$1	$3
__________
(a)Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies
(b)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $73 million guaranteed by Exelon and PHI, of which $25 million, $30 million, and $18 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies
As of March 31, 2021 and December 31, 2020, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

	March 31, 2021		December 31, 2020
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$473	$306	$483	$314
Generation	119	—	121	—
ComEd	281	280	293	293
PECO	23	21	23	21
BGE	6	5	2	—
PHI	44	—	44	—
Pepco	42	—	42	—
DPL	1	—	1	—
ACE	1	—	1	—
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
In September 2018, the EPA issued its Record of Decision Amendment (RODA) for the selection of a final remedy. The RODA modified the remedy previously selected by EPA in its 2008 Record of Decision (ROD). While the ROD required only that the radiological materials and other wastes at the site be capped, the 2018 RODA requires partial excavation of the radiological materials in addition to the previously selected capping remedy. The RODA also allows for variation in depths of excavation depending on radiological concentrations. The EPA and the PRPs have entered into a Consent Agreement to perform the Remedial Design, which is expected to be completed by early 2022. In March 2019 the PRPs received Special Notice Letters from the EPA to perform the Remedial Action work. On October 8, 2019, Cotter (Generation’s indemnitee) provided a non-binding good faith offer to conduct, or finance, a portion of the remedy, subject to certain conditions. The total estimated cost of the remedy, taking into account the current EPA technical requirements and the total costs expected to be incurred collectively by the PRPs in fully executing the remedy, is approximately $280 million, including cost escalation on an undiscounted basis, which would be allocated among the final group of PRPs. Generation has determined that a loss associated with the EPA’s partial excavation and enhanced landfill cover remedy is probable and has recorded a liability included in the table above, that reflects management’s best estimate of Cotter’s allocable share of the ultimate cost. Given the joint and several nature of this liability, the magnitude of Generation’s ultimate liability will depend on the actual costs incurred to implement the required remedy as well as on the nature and terms of any cost-sharing arrangements with the final group of PRPs. Therefore, it is reasonably possible that the ultimate cost and Cotter's associated allocable share could differ significantly once these uncertainties are resolved, which could have a material impact on Exelon's and Generation's future financial statements.
One of the other PRPs has indicated it will be making a contribution claim against Cotter for costs that it has incurred to prevent a subsurface fire from spreading to those areas of the West Lake Landfill where radiological materials are believed to have been disposed. At this time, Exelon and Generation do not possess sufficient information to assess this claim and therefore are unable to estimate a range of loss, if any. As such, no liability has been recorded for the potential contribution claim. It is reasonably possible, however, that resolution of this matter could have a material, unfavorable impact on Exelon’s and Generation's financial statements.
In January 2018, the PRPs were advised by the EPA that it will begin an additional investigation and evaluation of groundwater conditions at the West Lake Landfill. In September 2018, the PRPs agreed to an Administrative Settlement Agreement and Order on Consent for the performance by the PRPs of the groundwater Remedial

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies
Investigation and Feasibility Study (RI/FS). The purpose of this RI/FS is to define the nature and extent of any groundwater contamination from the West Lake Landfill site and evaluate remedial alternatives. Generation estimates the undiscounted cost for the groundwater RI/FS to be approximately $30 million. Generation determined a loss associated with the RI/FS is probable and has recorded a liability included in the table above that reflects management’s best estimate of Cotter’s allocable share of the cost among the PRPs. At this time Generation cannot predict the likelihood or the extent to which, if any, remediation activities may be required and therefore cannot estimate a reasonably possible range of loss for response costs beyond those associated with the RI/FS component. It is reasonably possible, however, that resolution of this matter could have a material, unfavorable impact on Exelon’s and Generation’s future financial statements.
In August 2011, Cotter was notified by the DOJ that Cotter is considered a PRP with respect to the government’s clean-up costs for contamination attributable to low level radioactive residues at a former storage and reprocessing facility named Latty Avenue near St. Louis, Missouri. The Latty Avenue site is included in ComEd’s (now Generation's) indemnification responsibilities discussed above as part of the sale of Cotter. The radioactive residues had been generated initially in connection with the processing of uranium ores as part of the U.S. Government’s Manhattan Project. Cotter purchased the residues in 1969 for initial processing at the Latty Avenue facility for the subsequent extraction of uranium and metals. In 1976, the NRC found that the Latty Avenue site had radiation levels exceeding NRC criteria for decontamination of land areas. Latty Avenue was investigated and remediated by the United States Army Corps of Engineers pursuant to funding under FUSRAP. Pursuant to a series of annual agreements since 2011, the DOJ and the PRPs have tolled the statute of limitations until August 31, 2021 so that settlement discussions can proceed. On August 3, 2020, the DOJ advised Cotter and the other PRPs that it is seeking approximately $90 million from all the PRPs and has directed that the PRPs must submit a good faith joint proposed settlement offer. At this time, the DOJ has stayed their request for a good faith offer while the parties review cost documentation associated with the cost claim. Generation has determined that a loss associated with this matter is probable under its indemnification agreement with Cotter and has recorded an estimated liability, which is included in the table above.
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
Since 2013, Pepco and Pepco Energy Services (now Generation, pursuant to Exelon's 2016 acquisition of PHI) have been performing RI work and have submitted multiple draft RI reports to the DOEE. In September 2019, Pepco and Generation issued a draft “final” RI report which DOEE approved on February 3, 2020. Pepco and Generation are developing a FS to evaluate possible remedial alternatives for submission to DOEE. The Court has established a schedule for completion of the FS, and approval by the DOEE, by March 16, 2022. After completion and approval of the FS, DOEE will prepare a Proposed Plan for public comment and then issue a ROD identifying any further response actions determined to be necessary. PHI, Pepco, and Generation have determined that a loss associated with this matter is probable and have accrued an estimated liability, which is included in the table above.
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
Pepco has determined that it is probable that costs for remediation will be incurred and recorded a liability in the third quarter 2019 for management’s best estimate of its share of those costs. On September 30, 2020, DOEE released its Interim ROD. The Interim ROD reflects an adaptive management approach which will require several

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies
identified “hot spots” in the river to be addressed first while continuing to conduct studies and to monitor the river to evaluate improvements and determine potential future remediation plans. The adaptive management process chosen by DOEE is less intrusive, provides more long-term environmental certainty, is less costly, and allows for site specific remediation plans already underway, including the plan for the Benning Road site to proceed to conclusion. Pepco concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
At March 31, 2021 and December 31, 2020, Exelon and Generation had recorded estimated liabilities of approximately $88 million and $89 million, respectively, in total for asbestos-related bodily injury claims. As of March 31, 2021, approximately $24 million of this amount related to 243 open claims presented to Generation, while the remaining $64 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether adjustments to the estimated liabilities are necessary.
It is reasonably possible that additional exposure to estimated future asbestos-related bodily injury claims in excess of the amount accrued could have a material, unfavorable impact on Exelon’s and Generation’s financial statements. However, management cannot reasonably estimate a range of loss beyond the amounts recorded.
Deferred Prosecution Agreement (DPA) and Related Matters (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it had also opened an investigation into their lobbying activities. On July 17, 2020, ComEd entered into a DPA with the USAO to resolve the USAO investigation. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including payment to the U.S. Treasury of $200 million, which was paid in November 2020. Exelon was not made a party to the DPA, and therefore the investigation by the USAO into Exelon’s activities ended with no charges being brought against Exelon. The SEC’s investigation remains ongoing and Exelon and ComEd have cooperated fully and intend to continue to cooperate fully with the SEC. Exelon and ComEd cannot predict the outcome of the SEC investigation. No loss contingency has been reflected in Exelon's and ComEd's consolidated financial statements with respect to the SEC investigation, as this contingency is neither probable nor reasonably estimable at this time.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies
Subsequent to Exelon announcing the receipt of the subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•A putative class action lawsuit against Exelon and certain officers of Exelon and ComEd was filed in federal court in December 2019 alleging misrepresentations and omissions in Exelon’s SEC filings related to ComEd’s lobbying activities and the related investigations. The complaint was amended on September 16, 2020, to dismiss two of the original defendants and add other defendants, including ComEd. Defendants filed a motion to dismiss in November 2020. The court denied the motion in April 2021. Defendants' responsive pleading is due June 9, 2021.
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. These three state cases were consolidated into a single action in October of 2020. In addition, on November 2, 2020, the Citizens Utility Board (CUB) filed a motion to intervene in the state cases pursuant to an Illinois statute allowing CUB to intervene as a party or otherwise participate on behalf of utility consumers in any proceeding which affects the interest of utility consumers. On November 23, 2020, the court allowed CUB’s intervention, but denied CUB’s request to stay these cases. Plaintiffs subsequently filed a consolidated complaint, and ComEd and Exelon filed a motion to dismiss on jurisdictional and substantive grounds on January 11, 2021. Briefing on that motion was completed on March 2, 2021. The parties agreed, on March 25, 2021, along with the federal court plaintiffs, to jointly engage in mediation and have informed the court. The parties will report back to the court on the status of the mediation planning on April 29, 2021. A tentative date of June 1, 2021 has been set for oral argument on the pending motion to dismiss, but the parties have agreed to extend that date so long as a date to mediate has been selected by that time.
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. In addition, CUB filed a motion to intervene in these cases on October 22, 2020 which was granted on December 23, 2020. In addition, on December 2, 2020, the court appointed interim lead plaintiffs in the federal cases which consisted of counsel for three of the four federal cases. These plaintiffs filed a consolidated complaint on January 5, 2021. CUB also filed its own complaint against ComEd only on the same day. The remaining federal case, Potter, et al. v. Exelon et al, differed from the other lawsuits as it named additional individual defendants not named in the consolidated complaint. The Potter plaintiffs decided not to move forward with their separate lawsuit at this time and voluntarily dismissed their complaint without prejudice on April 5, 2021. ComEd and Exelon moved to dismiss the consolidated class action complaint and CUB’s complaint on February 4, 2021. Briefing on that motion was completed on March 22, 2021. As noted above, on March 25, 2021, the parties agreed, along with the state court plaintiffs, to jointly engage in mediation. The parties have notified the court of their decision to mediate. Oral argument on the pending motion to dismiss and any discovery will be stayed pending mediation.
•Five shareholders sent letters to the Exelon Board of Directors between 2020 and 2021 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (“SLC”) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation.
No loss contingencies have been reflected in Exelon’s and ComEd’s consolidated financial statements with respect to these matters, as such contingencies are neither probable nor reasonably estimable at this time.
Impacts of the February 2021 Extreme Cold Weather Event and Texas-based Generating Assets Outages (Exelon and Generation). Beginning on February 15, 2021, Generation’s Texas-based generating assets within the ERCOT market, specifically Colorado Bend II, Wolf Hollow II, and Handley, experienced outages as a result of extreme cold weather conditions. In addition, those weather conditions drove increased demand for service, dramatically increased wholesale power prices, and also increased gas prices in certain regions. See Note 3 — Regulatory Matters for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Commitments and Contingencies
Various lawsuits have been filed against Generation during March and April of 2021 related to these events, including:
•On March 5, 2021, Generation, along with more than 160 power generators and transmission and distribution companies, was sued by approximately 160 individually named plaintiffs, purportedly on behalf of all Texans who allegedly suffered loss of life or sustained personal injury, property damage or other losses as a result of the weather events. The plaintiffs allege that the defendants failed to properly prepare for the cold weather and failed to properly conduct their operations, seeking compensatory as well as punitive damages. On April 26, 2021, another multi-plaintiff lawsuit was filed on behalf of approximately 90 plaintiffs against more than 300 defendants, including Generation, involving similar allegations of liability and claims of personal injury and property damage. During March and April of 2021, approximately 45 additional wrongful death lawsuits, naming multiple defendants including Generation, were filed by individual plaintiffs in different Texas counties, all arising out of the February weather events. Co-defendants in these lawsuits include ERCOT, transmission and distribution utilities and other generators. Generation disputes liability and denies that it is responsible for any of plaintiffs’ alleged claims and is vigorously contesting them. No loss contingencies have been reflected in Exelon’s and Generation’s consolidated financial statements with respect to these matters, as such contingencies are neither probable nor reasonably estimable at this time.
•On March 22, 2021, a LDC filed a lawsuit in Missouri federal court against Generation for breach of contract and unjust enrichment, seeking damages of approximately $40 million. The plaintiff claims that Generation failed to deliver gas to its customers in February of 2021, causing the plaintiff to incur damages by forcing it to purchase gas for Generation’s customers and by Generation’s refusal to pay the resulting penalties. On March 26, 2021, Generation filed a complaint with the MPSC against the LDC to void the OFO penalties, or alternatively to grant a waiver or variance from the tariff requirements, to prohibit the LDC from billing or otherwise attempting to collect from Generation or any Missouri customer any portion of the penalties claimed by the LDC until the resolution of the complaint, and to prohibit the LDC from taking any retaliatory measure, including termination of service. Generation has requested expedited treatment, but there is no timeline by which the MPSC must act. Based on the penalty provisions within the tariff that was in effect at the relevant time, Exelon and Generation recorded a liability of approximately $40 million as of March 31, 2021.
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
15. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended March 31, 2021	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(5)	$(3,372)	$(23)	$(3,400)
OCI before reclassifications	—	(2)	1	(1)
Amounts reclassified from AOCI	—	55	—	55
Net current-period OCI	—	53	1	54
Ending balance	$(5)	$(3,319)	$(22)	$(3,346)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2020	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(2)	$(3,165)	$(27)	$(3,194)
OCI before reclassifications	(1)	(7)	(8)	(16)
Amounts reclassified from AOCI	—	37	—	37
Net current-period OCI	(1)	30	(8)	21
Ending balance	$(3)	$(3,135)	$(35)	$(3,173)

_________
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 10 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	Three Months Ended March 31,
	2021	2020
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$1	$4
Actuarial loss reclassified to periodic benefit cost	(19)	(17)
Pension and non-pension postretirement benefit plans valuation adjustment	—	3

16. Variable Interest Entities (Exelon, Generation, PHI and ACE)
At March 31, 2021 and December 31, 2020, Exelon, Generation, PHI, and ACE collectively consolidated several VIEs or VIE groups for which the applicable Registrant was the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which the applicable Registrant does not have the power to direct the entities’ activities and, accordingly, was not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements of Exelon, Generation, PHI, and ACE as of March 31, 2021 and December 31, 2020. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnote to the table below, are such that creditors, or beneficiaries, do not have recourse to the general credit of Exelon, Generation, PHI, and ACE.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Note 16 — Variable Interest Entities

	March 31, 2021				December 31, 2020
	Exelon	Generation	PHI (a)	ACE	Exelon	Generation	PHI (a)	ACE
Cash and cash equivalents	$175	$175	$—	$—	$98	$98	$—	$—
Restricted cash and cash equivalents	37	33	4	4	47	44	3	3
Accounts receivable
Customer	145	145	—	—	148	148	—	—
Other	35	35	—	—	36	36	—	—
Unamortized energy contract assets	22	22	—	—	22	22	—	—
Inventories, net
Materials and supplies	242	242	—	—	244	244	—	—
Assets held for sale(b)	—	—	—	—	101	101	—	—
Other current assets	448	443	5	—	674	669	5	—
Total current assets	1,104	1,095	9	4	1,370	1,362	8	3
Property, plant, and equipment, net	5,747	5,747	—	—	5,803	5,803	—	—
Nuclear decommissioning trust funds	3,089	3,089	—	—	3,007	3,007	—	—
Unamortized energy contract assets	243	243	—	—	249	249	—	—
Other noncurrent assets	47	38	9	9	52	42	10	10
Total noncurrent assets	9,126	9,117	9	9	9,111	9,101	10	10
Total assets(c)	$10,230	$10,212	$18	$13	$10,481	$10,463	$18	$13
Long-term debt due within one year	$90	$69	$21	$16	$94	$68	$26	$21
Accounts payable	95	95	—	—	81	81	—	—
Accrued expenses	67	67	—	—	70	70	—	—
Unamortized energy contract liabilities	3	3	—	—	4	4	—	—
Liabilities held for sale(b)	—	—	—	—	16	16	—	—
Other current liabilities	1	1	—	—	5	5	—	—
Total current liabilities	256	235	21	16	270	244	26	21
Long-term debt	861	861	—	—	889	889	—	—
Asset retirement obligations	2,347	2,347	—	—	2,318	2,318	—	—
Other noncurrent liabilities	116	116	—	—	129	129	—	—
Total noncurrent liabilities	3,324	3,324	—	—	3,336	3,336	—	—
Total liabilities(d)	$3,580	$3,559	$21	$16	$3,606	$3,580	$26	$21
_________
(a)Includes certain purchase accounting adjustments from the PHI merger not pushed down to ACE.
(b)In the fourth quarter of 2020, Generation entered into an agreement for the sale of a significant portion of Generation's solar business, and as a result of this transaction, Exelon and Generation reclassified the consolidated VIEs' solar assets and liabilities as held for sale. Completion of the transaction occurred in the first quarter of 2021. Refer to Note 2 - Mergers, Acquisitions, and Dispositions for additional information on the solar business.
(c)Exelon’s and Generation’s balances include unrestricted assets for current unamortized energy contract assets of $22 million and $22 million, non-current unamortized energy contract assets of $222 million and $249 million, Assets held for sale of $0 million and $9 million, and other unrestricted assets of $1 million and $1 million as of March 31, 2021 and December 31, 2020, respectively
(d)Exelon’s and Generation’s balances include liabilities with recourse of $2 million and $8 million as of March 31, 2021 and December 31, 2020, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Note 16 — Variable Interest Entities

As of March 31, 2021 and December 31, 2020, Exelon's and Generation's consolidated VIEs consist of:

Consolidated VIE or VIE groups:	Reason entity is a VIE:	Reason Generation is primary beneficiary:
CENG - A joint venture between Generation and EDF. Generation has a 50.01% equity ownership in CENG. See additional discussion below.	Disproportionate relationship between equity interest and operational control as a result of the NOSA described further below.	Generation conducts the operational activities.
EGRP - A collection of wind and solar project entities. Generation has a 51% equity ownership in EGRP. See additional discussion below.	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
Bluestem Wind Energy Holdings, LLC - A Tax Equity structure which is consolidated by EGRP. Generation has a noncontrolling interest.	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
Antelope Valley - A solar generating facility, which is 100% owned by Generation. Antelope Valley sells all of its output to PG&E through a PPA.	The PPA contract absorbs variability through a performance guarantee.	Generation conducts all activities.
Equity investment in distributed energy company -
Generation has a 31% equity ownership. This distributed energy company has an interest in an unconsolidated VIE. (See Unconsolidated VIEs disclosure below).

Generation fully impaired this investment in 2019.
	Similar structure to a limited partnership and the limited partners do not have kick out rights with respect to the general partner.	Generation conducts the operational activities.
NER - A bankruptcy remote, special purpose entity which is 100% owned by Generation, which purchases certain of Generation’s customer accounts receivable arising from the sale of retail electricity.

NER’s assets will be available first and foremost to satisfy the claims of the creditors of NER. See Note 6 - Accounts Receivable for additional information on the sale of receivables.

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
EDF has the option to sell its 49.99% equity interest in CENG to Generation. On November 20, 2019, Generation received notice of EDF's intention to exercise the put option to sell its interest in CENG to Generation and the put automatically exercised on January 19, 2020. Refer to Note 2 - Mergers, Acquisitions, and Dispositions for additional information.
Exelon and Generation, where indicated, provide the following support to CENG:
•Generation executed an Indemnity Agreement pursuant to which Generation agreed to indemnify EDF against third-party claims that may arise from any future nuclear incident (as defined in the Price-Anderson Act) in connection with the CENG nuclear plants or their operations. Exelon guarantees Generation’s obligations under this Indemnity Agreement. See Note 19 — Commitments and Contingencies of the Exelon 2020 Form 10-K for more details,
•Generation and EDF share in the $688 million of contingent payment obligations for the payment of contingent retrospective premium adjustments for the nuclear liability insurance, and
•Exelon has executed an agreement to provide up to $245 million to support the operations of CENG as well as a $165 million guarantee of CENG’s cash pooling agreement with its subsidiaries.
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
In 2017, Generation’s interests in EGRP were contributed to and are pledged for the ExGen Renewables IV non-recourse debt project financing structure. Refer to Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on ExGen Renewables IV.
As of March 31, 2021 and December 31, 2020, Exelon's, PHI's and ACE's consolidated VIE consists of:

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
As of March 31, 2021 and December 31, 2020, Exelon and Generation had significant unconsolidated variable interests in several VIEs for which Exelon or Generation, as applicable, was not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.
The following table presents summary information about Exelon's and Generation’s significant unconsolidated VIE entities:

	March 31, 2021			December 31, 2020
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$789	$386	$1,175	$777	$401	$1,178
Total liabilities(a)	95	218	313	61	223	284
Exelon's ownership interest in VIE(a)	—	150	150	—	157	157
Other ownership interests in VIE(a)	694	18	712	716	21	737
_________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. Exelon and Generation do not have any exposure to loss as they do not have a carrying amount in the equity investment VIEs as of March 31, 2021 and December 31, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Note 16 — Variable Interest Entities

As of March 31, 2021 and December 31, 2020, Exelon's and Generation's unconsolidated VIEs consist of:

Unconsolidated VIE groups:	Reason entity is a VIE:	Reason Generation is not the primary beneficiary:
Equity investments in distributed energy companies -

1) Generation has a 90% equity ownership in a distributed energy company.
2) Generation, via a consolidated VIE, has a 90% equity ownership in another distributed energy company (See Consolidated VIEs disclosure above).

Generation fully impaired this investment in 2019.
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

	Operating revenues
	Exelon	Generation	PHI	DPL
Three Months Ended March 31, 2021
Operating lease income	$4	$3	$1	$1
Variable lease income	64	64	—	—

Three Months Ended March 31, 2020
Operating lease income	$5	$3	$1	$1
Variable lease income	69	69	—	—

	Taxes other than income taxes
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2021
Utility taxes(a)	$217	$24	$59	$35	$25	$74	$67	$6	$1
Property	154	68	8	4	42	32	21	10	1
Payroll	61	28	7	4	5	7	2	1	—

Three Months Ended March 31, 2020
Utility taxes(a)	$218	$26	$60	$31	$26	$75	$69	$6	$—
Property	150	69	7	4	39	31	21	9	1
Payroll	63	31	7	4	4	8	2	1	1
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

	Other, net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2021
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$291	$291	$—	$—	$—	$—	$—	$—	$—
Non-Regulatory Agreement Units	203	203	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory Agreement Units	(82)	(82)	—	—	—	—	—	—	—
Non-Regulatory Agreement Units	(66)	(66)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(167)	(167)	—	—	—	—	—	—	—
Decommissioning-related activities	179	179	—	—	—	—	—	—	—
AFUDC — Equity	28	—	4	6	7	11	9	1	1
Non-service net periodic benefit cost	20	—	—	—	—	—	—	—	—

Three Months Ended March 31, 2020
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$47	$47	$—	$—	$—	$—	$—	$—	$—
Non-Regulatory Agreement Units	82	82	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory Agreement Units	(932)	(932)	—	—	—	—	—	—	—
Non-Regulatory Agreement Units	(706)	(706)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	709	709	—	—	—	—	—	—	—
Decommissioning-related activities	(800)	(800)	—	—	—	—	—	—	—
AFUDC — Equity	23	—	6	3	5	9	6	1	2
Non-service net periodic benefit cost	10	—	—	—	—	—	—	—	—
__________
(a)Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.
(b)Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units, including the elimination of income taxes related to all NDT fund activity for those units. See Note 10 — Asset Retirement Obligations of the Exelon 2020 Form 10-K for additional information regarding the accounting for nuclear decommissioning.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization and accretion
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2021
Property, plant, and equipment(a)	$1,522	$928	$239	$82	$106	$154	$67	$42	$37
Amortization of regulatory assets(a)	160	—	53	4	46	56	35	11	10
Amortization of intangible assets, net(a)	15	12	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	4	3	—	—	—	—	—	—	—
Nuclear fuel(c)	276	276	—	—	—	—	—	—	—
ARO accretion(d)	127	127	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$2,104	$1,346	$292	$86	$152	$210	$102	$53	$47

Three Months Ended March 31, 2020
Property, plant, and equipment(a)	$856	$290	$228	$79	$97	$144	$64	$38	$34
Amortization of regulatory assets(a)	149	—	45	7	46	50	31	10	9
Amortization of intangible assets, net(a)	16	14	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	2	2	—	—	—	—	—	—	—
Nuclear fuel(c)	231	231	—	—	—	—	—	—	—
ARO accretion(d)	124	124	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$1,378	$661	$273	$86	$143	$194	$95	$48	$43
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2021
Pension and non-pension postretirement benefit costs	$95	$26	$32	$2	$14	$12	$2	$1	$3
Allowance for credit losses	85	34	13	24	4	10	5	4	1
Other decommissioning-related activity(a)	(322)	(332)	—	—	—	—	—	—	—
Energy-related options(b)	17	17	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(c)	(129)	—	(54)	(10)	(18)	(46)	(26)	(9)	(11)
Long-term incentive plan	32	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	37	21	—	—	7	7	1	3	1
AFUDC - Equity	(28)	—	(4)	(6)	(7)	(11)	(9)	(1)	(1)

Three Months Ended March 31, 2020
Pension and non-pension postretirement benefit costs	$98	$27	$28	$1	$15	$17	$3	$1	$3
Allowance for credit losses	45	4	7	17	7	10	4	3	3
Other decommissioning-related activity(a)	128	128	—	—	—	—	—	—	—
Energy-related options(b)	6	6	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(d)	(71)	—	(17)	—	(35)	(19)	(15)	(4)	—
Long-term incentive plan	(7)	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	51	35	—	—	8	5	2	2	1
AFUDC - Equity	(23)	—	(6)	(3)	(5)	(9)	(6)	(1)	(2)
__________
(a)Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income, and income taxes related to all NDT fund activity for these units. See Note 10 — Asset Retirement Obligations of the Exelon 2020 Form 10-K for additional information regarding the accounting for nuclear decommissioning.
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

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2021
Cash and cash equivalents	$1,908	$721	$86	$48	$21	$558	$134	$64	$353
Restricted cash and cash equivalents	374	41	270	7	1	37	33	—	4
Restricted cash included in other long-term assets	52	—	43	—	—	9	—	—	9
Total cash, restricted cash, and cash equivalents	$2,334	$762	$399	$55	$22	$604	$167	$64	$366

December 31, 2020
Cash and cash equivalents	$663	$226	$83	$19	$144	$111	$30	$15	$17
Restricted cash and cash equivalents	438	89	279	7	1	39	35	—	3
Restricted cash included in other long-term assets	53	—	43	—	—	10	—	—	10
Cash, restricted cash, and cash equivalents - Held for Sale	12	12	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,166	$327	$405	$26	$145	$160	$65	$15	$30

March 31, 2020
Cash and cash equivalents	$1,457	$821	$514	$31	$11	$49	$18	$7	$8
Restricted cash and cash equivalents	414	150	211	7	1	37	33	—	3
Restricted cash included in other long-term assets	121	—	108	—	—	12	—	—	12
Total cash, restricted cash, and cash equivalents	$1,992	$971	$833	$38	$12	$98	$51	$7	$23

December 31, 2019
Cash and cash equivalents	$587	$303	$90	$21	$24	$131	$30	$13	$12
Restricted cash and cash equivalents	358	146	150	6	1	36	33	—	2
Restricted cash included in other long-term assets	177	—	163	—	—	14	—	—	14
Total cash, restricted cash, and cash equivalents	$1,122	$449	$403	$27	$25	$181	$63	$13	$28
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the Exelon 2020 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 17 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Accrued expenses
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2021
Compensation-related accruals(a)	$581	$210	$91	$42	$49	$73	$26	$15	$12
Taxes accrued	540	279	70	18	50	108	92	10	12
Interest accrued	424	76	65	36	41	79	37	20	20

December 31, 2020
Compensation-related accruals(a)	$1,069	$426	$170	$73	$84	$109	$36	$18	$17
Taxes accrued	527	229	94	16	73	117	90	18	12
Interest accrued	331	44	109	37	46	51	26	7	12
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

18. Related Party Transactions (All Registrants)
Operating revenues from affiliates
Generation
The following table presents Generation’s Operating revenues from affiliates, which are primarily recorded as Purchased power from affiliates and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants:

	Three Months Ended March 31,
	2021	2020
Operating revenues from affiliates:
ComEd(a)(b)	$78	$90
PECO(c)	42	37
BGE(d)	72	99
PHI	100	103
Pepco(e)	75	79
DPL(f)	21	22
ACE(g)	4	2
Other	3	1
Total operating revenues from affiliates (Generation)	$295	$330
__________
(a)Generation has an ICC-approved RFP contract with ComEd to provide a portion of ComEd’s electricity supply requirements. Generation also sells RECs and ZECs to ComEd.
(b)For the three months ended March 31, 2021, ComEd’s Purchased power from Generation of $84 million is recorded as Operating revenues from ComEd of $78 million and as Purchased power and fuel from ComEd of $6 million at Generation. For the three months ended March 31, 2020, ComEd’s Purchased power from Generation of $97 million is recorded as Operating revenues from ComEd of $90 million and as Purchased power and fuel from ComEd of $7 million at Generation.
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
(f)Generation provides a portion of DPL's energy requirements under its MDPSC and DPSC-approved market-based SOS commodity programs.
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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates		Capitalized costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Exelon
BSC			$124	$113
PHISCO			17	14
Generation
BSC	$144	$140	10	11
ComEd
BSC	71	72	45	42
PECO
BSC	39	37	17	16
BGE
BSC	43	41	20	28
PHI
BSC	39	37	32	16
PHISCO	—	—	17	14
Pepco
BSC	22	21	13	6
PHISCO	30	30	7	6
DPL
BSC	14	13	10	5
PHISCO	25	24	5	4
ACE
BSC	12	11	8	4
PHISCO	22	22	5	4

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current receivables from affiliates and current payables to affiliates:
March 31, 2021

	Receivables from affiliates:
Payables to affiliates:	Generation		ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
Generation			$17	$—	$—	$—	$—	$—	$84	$—	$24	$125
ComEd	$50	(a)		—	—	—	—	—	49	—	5	104
PECO	15		—		—	—	—	—	24	—	7	46
BGE	11		1	—		—	—	—	30	—	1	43
PHI	—		1	—	—	—	—	—	7	—	10	18
Pepco	12		1	—	—		—	—	16	14	1	44
DPL	2		—	—	—	—		—	11	11	—	24
ACE	8		—	—	—	—	—		8	10	1	27
Other	8		1	—	—	—	—	1	—	—		10
Total	$106		$21	$—	$—	$—	$—	$1	$229	$35	$49	$441
December 31, 2020

	Receivables from affiliates:
Payables to affiliates:	Generation		ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
Generation			$13	$—	$—	$—	$—	$—	$72	$—	$22	$107
ComEd	$78	(a)		—	—	—	—	—	59	—	9	146
PECO	17		1		—	—	—	—	28	—	4	50
BGE	11		—	—		—	—	—	47	—	3	61
PHI	—		—	—	—	—	—	—	4	—	11	15
Pepco	13		2	—	1		—	—	25	14	—	55
DPL	3		1	—	—	—		—	21	10	1	36
ACE	6		—	—	—	—	—		15	9	1	31
Other	25		5	2	2	2	1	6	—	—		43
Total	$153		$22	$2	$3	$2	$1	$6	$271	$33	$51	$544
__________
(a)As of March 31, 2021 and December 31, 2020, Generation had a contract liability with ComEd for $24 million and $50 million, respectively, that was included in Other current liabilities on Generation’s Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020, ComEd had a Current Payable to Generation of $26 million and $28 million, respectively, on its Consolidated Balance Sheets, which consisted of Generation’s Current Receivable from ComEd, partially offset by Generation’s contract liability with ComEd.
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
Noncurrent Receivables from/Payables to affiliates
Generation has long-term payables to ComEd and PECO as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 10 — Asset Retirement Obligations of the Exelon 2020 Form 10-K for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Related Party Transactions

The following table presents noncurrent receivables from affiliates at ComEd and PECO which are recorded as noncurrent payables to affiliates at Generation:

	March 31, 2021	December 31, 2020
ComEd	$2,375	$2,541
PECO	490	475
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	March 31, 2021			December 31, 2020
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184
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

Exelon is targeting to complete the separation in the first quarter of 2022, subject to final approval by Exelon’s Board of Directors, a Form 10 registration statement being declared effective by the SEC, regulatory approvals, and satisfaction of other conditions. The transaction is subject to approval by the FERC, NRC, and NYPSC and receipt of a private letter ruling from the IRS and tax opinion from Exelon’s tax advisors.

On February 25, 2021, Exelon and Generation filed applications with the FERC, NYPSC, and NRC seeking approvals for the separation of Generation. On March 25, 2021, Exelon filed a request for a private letter ruling with the IRS to confirm the tax-free treatment of the planned separation. Exelon and Generation expect a decision from the FERC and the IRS in the third quarter of 2021, the NRC in the fourth quarter of 2021, and have requested a decision from the NYPSC before the end of 2021 but cannot predict if the applications will be approved as filed.

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net Income (Loss) attributable to common shareholders by Registrant for the three months ended March 31, 2021 compared to the same period in 2020. For additional information regarding the financial results for the three months ended March 31, 2021 and 2020 see the discussions of Results of Operations by Registrant.

	Three Months Ended March 31,		Favorable (unfavorable) variance
	2021	2020
Exelon	$(289)	$582	$(871)
Generation	(793)	45	(838)
ComEd	197	168	29
PECO	167	140	27
BGE	209	181	28
PHI	128	108	20
Pepco	59	52	7
DPL	56	45	11
ACE	14	13	1
Other(a)	(197)	(60)	(137)
__________
(a)Primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investing activities.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net income attributable to common shareholders decreased by $871 million and diluted loss per average common share decreased to $(0.30) in 2021 from $0.60 in 2020 primarily due to:
•Impacts of the February 2021 extreme cold weather event;

•Accelerated depreciation and amortization associated with Generation's decisions in the third quarter of 2020 to early retire Byron and Dresden nuclear facilities in 2021 and Mystic Units 8 and 9 in 2024; and
•The absence of a prior year one-time tax settlement.
The decreases were partially offset by:
•Lower unrealized losses and higher realized gains on NDT funds;
•Higher electric distribution earnings from higher rate base and higher allowed ROE due to an increase in treasury rates at ComEd;
•The favorable impacts of the multi-year plan at BGE and regulatory rate increases at DPL; and
•Favorable weather conditions at PECO, DPL and ACE.
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

The following table provides a reconciliation between net income (loss) attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings (loss) for the three months ended March 31, 2021 compared to the same period in 2020.

	Three Months Ended March 31,
	2021		2020
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income (Loss) Attributable to Common Shareholders	$(289)	$(0.30)	$582	$0.60
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $46 and $32, respectively)	(135)	(0.14)	(94)	(0.10)
Unrealized Losses Related to NDT Fund Investments (net of taxes of $40 and $405, respectively)(a)	43	0.04	485	0.50
Asset Impairments (net of taxes of $1)	—	—	2	—
Plant Retirements and Divestitures (net of taxes of $103 and $4, respectively)(b)	310	0.32	13	0.01
Cost Management Program (net of taxes of $0 and $3, respectively)(c)	1	—	9	0.01
Change in Environmental Liabilities (net of taxes of $1)	2	—	—	—
COVID-19 Direct Costs (net of taxes of $4)(d)	10	0.01	—	—
Acquisition Related Costs (net of tax of $2)(e)	6	0.01	—	—
ERP System Implementation Costs (net of taxes of $1)(f)	5	0.01	—	—
Planned Separation Costs (net of taxes of $2)(g)	7	0.01	—	—
Income Tax-Related Adjustments (entire amount represents tax expense)	(2)	—	(2)	—
Noncontrolling Interests (net of taxes of $6 and $30, respectively)(h)	(17)	(0.02)	(144)	(0.15)
Adjusted (non-GAAP) Operating Earnings (Loss)	$(60)	$(0.06)	$851	$0.87
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income (Loss) and Adjusted (non-GAAP) Operating Earnings (Loss) is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all items except the unrealized losses related to NDT fund investments, the marginal statutory income tax rates for 2021 and 2020 ranged from 25.0% to 29.0%. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized losses related to NDT fund investments were 48.0% and 45.5% for the three months ended March 31, 2021 and 2020, respectively.

(a)Reflects the impact of net unrealized losses on Generation’s NDT fund investments for Non-Regulatory and Regulatory Agreement Units. The impacts of the Regulatory Agreement Units, including the associated income taxes, are contractually eliminated, resulting in no earnings impact.
(b)In 2021, primarily reflects accelerated depreciation and amortization associated with Generation's decision in the third quarter of 2020 to early retire Byron and Dresden nuclear facilities in 2021 and Mystic Units 8 and 9 in 2024, partially offset by a gain on sale of Generation's solar business. In 2020, primarily reflects accelerated depreciation and amortization expenses associated with the early retirement of certain fossil sites.
(c)Primarily represents reorganization costs related to cost management programs.
(d)Represents direct costs related to COVID-19 consisting primarily of costs to acquire personal protective equipment, costs for cleaning supplies and services, and costs to hire healthcare professionals to monitor the health of employees.
(e)Reflects costs related to the acquisition of EDF's interest in CENG.
(f)Reflects costs related to a multi-year Enterprise Resource Program (ERP) system implementation.
(g)Represents costs related to the planned separation primarily comprised of third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the planned separation as well as employee-related severance costs.
(h)Represents elimination from Generation’s results of the noncontrolling interests related to certain exclusion items, primarily related to unrealized gains and losses on NDT fund investments for CENG units.

Significant 2021 Transactions and Developments
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
On February 25, 2021, Exelon and Generation filed applications with the FERC, NYPSC, and NRC seeking approvals for the separation of Generation. On March 25, 2021, Exelon filed a request for a private letter ruling with the IRS to confirm the tax-free treatment of the planned separation. Exelon and Generation expect a decision from the FERC and the IRS in the third quarter of 2021, the NRC in the fourth quarter of 2021, and have requested a decision from the NYPSC before the end of 2021 but cannot predict if the applications will be approved as filed.
In connection with the planned separation, Exelon incurred transaction costs of approximately $9 million on a pre-tax basis in the first quarter of 2021, which are excluded from Adjusted (non-GAAP) Operating Earnings. The transaction costs are primarily comprised of third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the planned separation as well as employee-related severance costs.
There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing. See Note 19 — Planned Separation of the Combined Notes to Consolidated Financial Statements for additional information.
Impacts of the February 2021 Extreme Cold Weather Event and Texas-based Generating Assets Outages
Beginning on February 15, 2021, Generation’s Texas-based generating assets within the ERCOT market, specifically Colorado Bend II, Wolf Hollow II, and Handley, experienced outages as a result of extreme cold weather conditions. In addition, those weather conditions drove increased demand for service, dramatically increased wholesale power prices, and also increased gas prices in certain regions.
The estimated impact to Exelon’s and Generation’s Net income for the first quarter of 2021 arising from these market and weather conditions was a reduction of approximately $880 million. The first quarter estimated impact includes certain charges associated with the natural gas business that may be reduced through waivers and/or recoveries from customers. Therefore, such charges are not included in the estimated full year earnings impact. Exelon and Generation estimate a reduction in Net income of approximately $670 million to $820 million for the full year 2021. The ultimate impact to Exelon’s and Generation’s consolidated financial statements may be affected by a number of factors, including final settlement data, the impacts of customer and counterparty credit losses, any state or federal solutions to address the financial challenges caused by the event, and related litigation and contract disputes. See Note 3 — Regulatory Matters and Note 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
Exelon expects to offset between $410 million and $490 million of this impact for the full year 2021 primarily at Generation through a combination of enhanced revenue opportunities, deferral of selected non-essential maintenance, and primarily one-time cost savings.
Agreement for the Sale of a Generation Biomass Facility (Exelon and Generation)
On April 28, 2021, Generation and ReGenerate entered into a purchase agreement, under which ReGenerate agreed to purchase Generation's interest in the Albany Green Energy biomass facility. Completion of the transaction is expected in the second half of 2021.
As a result, in the second quarter of 2021, Exelon and Generation will reclassify these assets and liabilities as held for sale and expect to record an impairment loss in a range of $135 million to $150 million on a pre-tax basis, which will be excluded from Exelon’s and Generation’s Adjusted (non-GAAP) Operating Earnings. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.

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
The following tables show the Utility Registrants’ completed and pending distribution base rate case proceedings in 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on these and other regulatory proceedings.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 16, 2020	Electric	$(11)	$(14)	8.38%	December 9, 2020	January 1, 2021
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	137	81	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	91	21	9.65%
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	April 16, 2021	Electric	$51	7.36%	Fourth quarter of 2021
PECO - Pennsylvania	March 30, 2021	Electric	246	10.95%	Fourth quarter of 2021
PECO - Pennsylvania	September 30, 2020	Natural Gas	69	10.95%	Second quarter of 2021
Pepco - District of Columbia	May 30, 2019 (amended June 1, 2020)	Electric	136	9.7%	Second quarter of 2021
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	10.2%	Second quarter of 2021
DPL - Delaware	March 6, 2020 (amended February 2, 2021)	Electric	23	10.3%	Third quarter of 2021
ACE - New Jersey	December 9, 2020 (amended February 26, 2021)	Electric	67	10.3%	Fourth quarter of 2021

Transmission Formula Rates
The following total increases were included in ComEd's 2021 electric transmission formula rate update. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$33	$12	$45	8.20%	11.50%

Other Key Business Drivers and Management Strategies
The following discussion of other key business driver and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the Registrants' combined 2020 Form 10-K and Note 14 — Commitments and Contingencies to the Consolidated Financial Statements in this report for additional information on various environmental matters.
Power Markets
Complaint at FERC Seeking to Alter Capacity Market Default Offer Caps
On February 21, 2019, PJM's Independent Market Monitor (IMM) filed a complaint alleging that the number of performance assessment intervals used to calculate the default offer cap for bids to supply capacity in PJM is too high, resulting in an overstated default offer cap that obviates the need for most sellers to seek unit-specific approval of their offers. The IMM claims that this allows for the exercise of market power. The IMM asks FERC to require PJM to reduce the number of performance assessment intervals used to calculate the opportunity costs of a capacity supplier assuming a capacity obligation. This would, in turn, lower the default offer cap and allow the IMM to review more offers on a unit-specific basis. Several consumer advocates filed a complaint seeking similar relief several months after the IMM’s complaint. On March 18, 2021, FERC granted the complaints, finding the current estimate of performance assessment intervals to be excessive compared to the reasonably expected number of performance assessment intervals which results in an unjust and unreasonable default offer cap. FERC did not establish the number of performance assessment intervals that should be used to calculate the default offer cap and instead request briefs on the matter, including alternative approaches to mitigation in the capacity market. FERC clarified that the capacity auction for delivery year 2022/2023 (scheduled for May 2021) should go forward as scheduled under the current rules. It is too early to predict the final outcome of this proceeding or its potential financial impact, if any, on Exelon or Generation.
Hedging Strategy
Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. As of March 31, 2021, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 94%-97% for 2021. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk.
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

Other Legislative and Regulatory Developments
FERC Supplemental Notice of Proposed Rulemaking
On April 15, 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking (NOPR) proposing to modify the current regulation permitting a continuous 50-basis-point ROE incentive adder for a transmission utility that joins and remains a member of a RTO. Under the NOPR, the ROE incentive adder would only be available for a period of up to three years after a transmission utility newly joins a RTO and all existing ROE incentive adders would end for transmission utilities that have been members for three or more years. The Utility Registrants’ existing transmission rates include the ROE incentive adder. Exelon plans to provide comments to FERC on this matter which are due by May 26, 2021. Exelon cannot predict the outcome, but a final rule as proposed could have an adverse impact to Exelon’s and the Utility Registrants’ financial statements. See Note 3 — Regulatory Matters of the 2020 Form 10-K for additional information regarding the Utility Registrants’ transmission formula rates and regulatory proceedings at the FERC.
Employees
In April 2021, PECO ratified two CBAs with IBEW Local 614 which covers 1,140 operations employees and 185 customer service employees, respectively. Both CBAs expire in 2026.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. At March 31, 2021, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2020. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the Registrants' 2020 Form 10-K for further information.

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

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
Operating revenues	$5,559	$4,733	$826
Purchased power and fuel expense	4,610	2,704	(1,906)
Revenues net of purchased power and fuel expense	949	2,029	(1,080)
Other operating expenses
Operating and maintenance	1,001	1,263	262
Depreciation and amortization	940	304	(636)
Taxes other than income taxes	121	129	8
Total other operating expenses	2,062	1,696	(366)
Gain on sales of assets and businesses	71	—	71
Operating (loss) income	(1,042)	333	(1,375)
Other income and (deductions)
Interest expense, net	(72)	(109)	37
Other, net	167	(771)	938
Total other income and (deductions)	95	(880)	975
Loss before income taxes	(947)	(547)	(400)
Income taxes	(179)	(389)	(210)
Equity in losses of unconsolidated affiliates	(1)	(3)	2
Net loss	(769)	(161)	(608)
Net income (loss) attributable to noncontrolling interests	24	(206)	230
Net (loss) income attributable to membership interest	$(793)	$45	$(838)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net income attributable to membership interest decreased by $838 million primarily due to:
•Impacts of the February 2021 extreme cold weather event;
•Accelerated depreciation and amortization associated with Generation's decisions in the third quarter of
    2020 to early retire Byron and Dresden nuclear facilities in 2021 and Mystic Units 8 and 9 in 2024; and
•The absence of a prior year one-time tax settlement.
The decreases were partially offset by:
•Lower unrealized losses and higher realized gains on NDT funds.
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
The following business activities are not allocated to a region and are reported under Other: natural gas, as well as other miscellaneous business activities that are not significant to overall operating revenues or results of operations. Further, the following activities are not allocated to a region and are reported in Other: accelerated nuclear fuel amortization associated with nuclear decommissioning and other miscellaneous revenues.
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
For the three months ended March 31, 2021 compared to 2020, RNF by region were as follows. See Note 5 - Segment Information of the Combined Notes to the Consolidated Financial Statements for additional information on Purchase power and fuel expense for Generation’s reportable segments.

	Three Months Ended March 31,		Variance	% Change
	2021	2020
Mid-Atlantic(a)	$567	$567	$—	—%
Midwest(b)	702	727	(25)	(3.4)%
New York	242	193	49	25.4%
ERCOT	(1,184)	80	(1,264)	(1,580.0)%
Other Power Regions	217	158	59	37.3%
Total electric revenues net of purchased power and fuel expense	544	1,725	(1,181)	(68.5)%
Mark-to-market gains	175	131	44	33.6%
Other	230	173	57	32.9%
Total revenue net of purchased power and fuel expense	$949	$2,029	$(1,080)	(53.2)%
__________
(a)Includes results of transactions with PECO, BGE, Pepco, DPL, and ACE.
(b)Includes results of transactions with ComEd.

Generation
Generation’s supply sources by region are summarized below:

	Three Months Ended March 31,		Variance	% Change
Supply Source (GWhs)	2021	2020
Nuclear Generation(a)
Mid-Atlantic	13,254	12,784	470	3.7%
Midwest	23,155	23,598	(443)	(1.9)%
New York	7,057	6,173	884	14.3%
Total Nuclear Generation	43,466	42,555	911	2.1%
Fossil and Renewables
Mid-Atlantic	662	853	(191)	(22.4)%
Midwest	323	388	(65)	(16.8)%
New York	1	1	—	—%
ERCOT	2,783	3,012	(229)	(7.6)%
Other Power Regions	2,964	3,508	(544)	(15.5)%
Total Fossil and Renewables	6,733	7,762	(1,029)	(13.3)%
Purchased Power
Mid-Atlantic	4,483	5,943	(1,460)	(24.6)%
Midwest	179	288	(109)	(37.8)%
ERCOT	772	991	(219)	(22.1)%
Other Power Regions	12,834	12,167	667	5.5%
Total Purchased Power	18,268	19,389	(1,121)	(5.8)%
Total Supply/Sales by Region
Mid-Atlantic(b)	18,399	19,580	(1,181)	(6.0)%
Midwest(b)	23,657	24,274	(617)	(2.5)%
New York	7,058	6,174	884	14.3%
ERCOT	3,555	4,003	(448)	(11.2)%
Other Power Regions	15,798	15,675	123	0.8%
Total Supply/Sales by Region	68,467	69,706	(1,239)	(1.8)%
__________
(a)Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG).
(b)Includes affiliate sales to PECO, BGE, Pepco, DPL, and ACE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region.

Generation
For the three months ended March 31, 2021 compared to 2020, changes in RNF by region were as follows:

	(Decrease)/ Increase	2021 vs. 2020
		Description
Mid-Atlantic	$—	• increased capacity revenue, offset by • decreased load served
Midwest	(25)	• decreased load served • decreased total ISO sales due to decreased generation
New York	49	• decreased nuclear outage days • increased ZEC revenues due to decreased nuclear outage days
ERCOT	(1,264)	• higher energy procurement costs due to the February 2021 extreme cold weather event, as well as the impact of ERCOT market participant defaults
Other Power Regions	59	• increase in newly contracted load • higher portfolio optimization • higher realized energy prices, partially offset by • decreased capacity revenue
Mark-to-market(a)	44	• gains on economic hedging activities of $131 million in 2020 compared to gains of $175 million in 2021
Other	57	• higher natural gas portfolio optimization partially offset by penalties associated with operational flow orders and curtailments as a result of the February 2021 extreme cold weather event, partially offset by
• increase in accelerated nuclear fuel amortization associated with announced early plant retirements
		• decreased revenue related to the energy efficiency business
Total	$(1,080)
__________
(a)See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains.
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

Generation
GAAP and may not be comparable to other companies’ presentations or be more useful than the GAAP information provided elsewhere in this report.

	Three Months Ended March 31,
	2021	2020
Nuclear fleet capacity factor	95.3%	93.9%
Refueling outage days	84	94
Non-refueling outage days	3	11
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Credit loss expense	$47
Labor, other benefits, contracting, and materials(a)	(27)
Nuclear refueling outage costs, including the co-owned Salem plants	(51)
Plant retirements and divestitures	(221)
Other	(10)
Total decrease	$(262)
__________
(a)Primarily reflects decreased contracting costs.
Depreciation and amortization expense for the three months ended March 31, 2021 compared to the same period in 2020 increased primarily due to the accelerated depreciation and amortization associated with Generation's decision to early retire the Byron and Dresden nuclear facilities.
Gain on sales of assets and businesses for the three months ended March 31, 2021 compared to the same period in 2020 increased primarily due to a gain on sale of Generation's solar business.
Interest Expense for the three months ended March 31, 2021 compared to the same period in 2020 decreased primarily due to decreases in interest rates.
Other, net for the three months ended March 31, 2021 compared to the same period in 2020 increased due to activity described in the table below:

	Three Months Ended March 31,
	2021	2020
Net unrealized losses on NDT funds(a)	$(66)	$(706)
Net realized gains on sale of NDT funds(a)	185	55
Interest and dividend income on NDT funds(a)	18	27
Contractual elimination of income tax expense(b)	42	(176)
Net unrealized losses from equity investments(c)	(23)	—
Other	11	29
Total other, net	$167	$(771)
__________
(a)Unrealized losses, realized gains, and interest and dividend income on the NDT funds are associated with the Non-Regulatory Agreement Units.
(b)Contractual elimination of income tax expense is associated with the income taxes on the NDT funds of the Regulatory Agreement units.
(c)Net unrealized losses on equity investments that became publicly traded entities in the fourth quarter of 2020 and the first quarter of 2021.

Generation
Effective income tax rates were 18.9% and 71.1% for the three months ended March 31, 2021 and 2020, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information
Net income attributable to noncontrolling interests for the three months ended March 31, 2021 compared to the same period in 2020 increased primarily due to higher net gains on NDT fund investments for CENG.

ComEd
Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
Operating revenues	$1,535	$1,439	$96
Operating expenses
Purchased power expense	527	486	(41)
Operating and maintenance	316	317	1
Depreciation and amortization	292	273	(19)
Taxes other than income taxes	75	75	—
Total operating expenses	1,210	1,151	(59)
Operating income	325	288	37
Other income and (deductions)
Interest expense, net	(96)	(94)	(2)
Other, net	7	10	(3)
Total other income and (deductions)	(89)	(84)	(5)
Income before income taxes	236	204	32
Income taxes	39	36	(3)
Net income	$197	$168	$29
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net income increased $29 million as compared to the same period in 2020, primarily due to increased electric distribution formula rate earnings (reflecting the impacts of higher rate base and higher allowed electric distribution ROE due to an increase in treasury rates).
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2021
Increase
Distribution	$21
Transmission	2
Energy efficiency	12
Other	12
47
Regulatory required programs	49
Total increase	$96
Revenue Decoupling. The demand for electricity is affected by weather conditions and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer or number of customers as a result of the revenue decoupling mechanisms as allowed by FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three months ended March 31, 2021 as compared to the same period in 2020, due to the impact of higher rate base and higher allowed ROE due to an increase in treasury rates.
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

ComEd
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased during the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. The increase in Other revenue for the three months ended March 31, 2021 as compared to the same period in 2020, primarily reflects mutual assistance revenues associated with storm restoration efforts.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $41 million for the three months ended March 31, 2021 compared to the same period in 2020, respectively, in Purchased power expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2021
(Decrease) Increase
Storm-related costs	$(9)
Labor, other benefits, contracting and materials	8
Pension and non-pension postretirement benefits expense	1
Other	(6)
(6)
Regulatory required programs(a)	5
Total decrease	$(1)
__________
(a)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.

ComEd
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2021
Increase
Depreciation and amortization(a)	$11
Regulatory asset amortization(b)	8
Total increase	$19
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset and amortization related to the August 2020 storm regulatory asset.
Effective income tax rates were 16.5% and 17.6% for the three months ended March 31, 2021 and 2020, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
Operating revenues	$889	$813	$76
Operating expenses
Purchased power and fuel expense	316	283	(33)
Operating and maintenance	234	217	(17)
Depreciation and amortization	86	86	—
Taxes other than income taxes	43	39	(4)
Total operating expenses	679	625	(54)
Operating income	210	188	22
Other income and (deductions)
Interest expense, net	(38)	(36)	(2)
Other, net	5	3	2
Total other income and (deductions)	(33)	(33)	—
Income before income taxes	177	155	22
Income taxes	10	15	5
Net income	$167	$140	$27
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net income increased by $27 million primarily due to favorable weather conditions and volume.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2021
	Increase (Decrease)
	Electric	Gas	Total
Weather	$21	$16	$37
Volume	12	2	14
Pricing	(6)	(1)	(7)
Transmission	1	—	1
Other	(2)	—	(2)
	26	17	43
Regulatory required programs	31	2	33
Total increase	$57	$19	$76
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2021 compared to the same period in 2020, Operating revenues related to weather increased by the impact of favorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in

PECO
PECO’s service territory for the three months ended March 31, 2021 compared to the same period in 2020 and normal weather consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
	2021	2020		From 2020	2021 vs. Normal
Three Months Ended March 31,
Heating Degree-Days	2,302	1,989	2,418	15.7%	(4.8)%
Cooling Degree-Days	5	—	1	n/a	400.0%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended March 31, 2021, compared to the same period in 2020, increased on a net basis due to an increase in usage for residential customers further increased by customer growth. Natural gas volume for the three months ended March 31, compared to the same period in 2020, remained relatively consistent.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2021	2020
Residential	3,767	3,254	15.8%	6.2%
Small commercial & industrial	1,881	1,905	(1.3)%	(5.1)%
Large commercial & industrial	3,272	3,421	(4.4)%	(5.0)%
Public authorities & electric railroads	149	151	(1.3)%	(1.4)%
Total electric retail deliveries(a)	9,069	8,731	3.9%	(0.6)%

	As of March 31,
Number of Electric Customers	2021	2020
Residential	1,512,255	1,499,019
Small commercial & industrial	154,637	154,056
Large commercial & industrial	3,109	3,093
Public authorities & electric railroads	10,237	10,096
Total	1,680,238	1,666,264
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2021	2020
Residential	20,674	17,282	19.6%	2.8%
Small commercial & industrial	10,170	8,809	15.5%	(0.2)%
Large commercial & industrial	7	9	(22.2)%	(0.6)%
Transportation	7,650	7,135	7.2%	0.4%
Total natural gas retail deliveries(a)	38,501	33,235	15.8%	1.5%

	As of March 31,
Number of Natural Gas Customers	2021	2020
Residential	493,857	489,063
Small commercial & industrial	44,604	44,509
Large commercial & industrial	5	5
Transportation	685	727
Total	539,151	534,304
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO
Pricing for the three months ended March 31, 2021 compared to the same period in 2020 decreased primarily due to lower overall effective electric rates due to increased usage across all major customer classes.
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
Other revenue primarily includes revenue related to late payment charges. Other revenues for the three months ended March 31, 2021 compared to the same period in 2020, decreased as PECO ceased new late fees for all customers and restored service to customers upon request who were disconnected in the last twelve months beginning March of 2020.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $33 million for the three months ended March 31, 2021 compared to the same period in 2020, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Labor, other benefits, contracting and materials	10
Credit loss expense	7
Storm-related costs	6
BSC costs	3
Regulatory Required Programs	(2)
Other	(7)
Total increase	$17
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Depreciation and amortization(a)	$3
Regulatory asset amortization	(3)
Total increase	$—
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased $2 million for the three months ended March 31, 2021 compared to the same period in 2020, respectively, primarily due to the issuance of debt in June 2020 and March 2021.

PECO
Effective income tax rates were 5.6% and 9.7% for the three months ended March 31, 2021 and 2020, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
Operating revenues	$974	$937	$37
Operating expenses
Purchased power and fuel expense	331	288	(43)
Operating and maintenance	197	188	(9)
Depreciation and amortization	152	143	(9)
Taxes other than income taxes	72	69	(3)
Total operating expenses	752	688	(64)
Operating income	222	249	(27)
Other income and (deductions)
Interest expense, net	(34)	(32)	(2)
Other, net	8	5	3
Total other income and (deductions)	(26)	(27)	1
Income before income taxes	196	222	(26)
Income taxes	(13)	41	54
Net income	$209	$181	$28
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net income increased by $28 million primarily due to favorable impacts of the multi-year plan. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plan.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2021
	(Decrease) Increase
	Electric	Gas	Total
Distribution	$—	$(1)	$(1)
Transmission	3	—	3
Other	(7)	(1)	(8)
	(4)	(2)	(6)
Regulatory required programs	24	19	43
Total increase	$20	$17	$37
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

	As of March 31,
Number of Electric Customers	2021	2020
Residential	1,192,470	1,181,329
Small commercial & industrial	114,819	114,697
Large commercial & industrial	12,505	12,376
Public authorities & electric railroads	266	265
Total	1,320,060	1,308,667

BGE

	As of March 31,
Number of Natural Gas Customers	2021	2020
Residential	648,824	641,608
Small commercial & industrial	38,318	38,381
Large commercial & industrial	6,120	6,078
Total	693,262	686,067
Distribution Revenue remained relatively consistent for the three months ended March 31, 2021, compared to the same period in 2020.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $43 million for the three months ended March 31, 2021 compared to the same period in 2020, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Storm-related costs	$6
BSC costs	2
Credit loss expense	(2)
Other	3
Total increase	$9
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2021
Increase
Depreciation and amortization(a)	$9
Total increase	$9
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were (6.6)% and 18.5% for the three months ended March 31, 2021 and 2020, respectively. The change is primarily due to the multi-year plan which resulted in the acceleration of certain income tax benefits. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plan and Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net Income by Registrant for the three months ended March 31, 2021 compared to the same period in 2020. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended March 31,		Favorable Variance
	2021	2020
PHI	$128	$108	$20
Pepco	59	52	7
DPL	56	45	11
ACE	14	13	1
Other(a)	(1)	(2)	1
_________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net Income increased by $20 million primarily due to favorable weather conditions in DPL's Delaware and ACE's service territories and higher electric distribution rates at DPL.

Pepco

Results of Operations — Pepco

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
Operating revenues	$553	$544	$9
Operating expenses
Purchased power expense	166	164	(2)
Operating and maintenance	108	111	3
Depreciation and amortization	102	95	(7)
Taxes other than income taxes	90	92	2
Total operating expenses	466	462	(4)
Operating income	87	82	5
Other income and (deductions)
Interest expense, net	(34)	(34)	—
Other, net	12	9	3
Total other income and (deductions)	(22)	(25)	3
Income before income taxes	65	57	8
Income taxes	6	5	(1)
Net income	$59	$52	$7
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net income remained relatively consistent.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Distribution	$3
Transmission	(3)
Other	4
4
Regulatory required programs	5
Total increase	$9
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

	As of March 31,
Number of Electric Customers	2021	2020
Residential	835,415	820,283
Small commercial & industrial	53,738	54,304
Large commercial & industrial	22,492	22,248
Public authorities & electric railroads	174	169
Total	911,819	897,004
Distribution Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020, due to customer growth.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.

Pepco

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
See Note 5 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $2 million for the three months ended March 31, 2021 compared to the same period in 2020, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2021
(Decrease) Increase
Labor, other benefits, contracting and materials	$(6)
Pension and non-pension postretirement benefits expense	(1)
BSC and PHISCO costs	1
Credit loss expense	2
Other	1
Total decrease	$(3)
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Depreciation and amortization(a)	$4
Regulatory asset amortization	(1)
Regulatory required programs	4
Total increase	$7
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 9.2% and 8.8% for the three months ended March 31, 2021 and 2020, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
Operating revenues	$382	$350	$32
Operating expenses
Purchased power and fuel expense	156	141	(15)
Operating and maintenance	83	79	(4)
Depreciation and amortization	53	48	(5)
Taxes other than income taxes	17	16	(1)
Total operating expenses	309	284	(25)
Operating income	73	66	7
Other income and (deductions)
Interest expense, net	(15)	(16)	1
Other, net	3	2	1
Total other income and (deductions)	(12)	(14)	2
Income before income taxes	61	52	9
Income taxes	5	7	2
Net income	$56	$45	$11
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net income increased by $11 million primarily due to favorable weather conditions in DPL's Delaware electric and natural gas service territories and higher electric distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2021
	Increase (Decrease)
	Electric	Gas	Total
Weather	$4	$5	$9
Volume	—	1	1
Distribution	5	—	5
Other	1	(1)	—
	10	5	15
Regulatory required programs	15	2	17
Total increase	$25	$7	$32
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2021 compared to the same period in 2020, Operating revenues related to weather increased due to the impact of favorable weather conditions in DPL's Delaware electric and natural gas service territories.

DPL

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the three months ended March 31, 2021 compared to same period in 2020 and normal weather consisted of the following:

Delaware Electric Service Territory				% Change
Three Months Ended March 31,	2021	2020	Normal	2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	2,358	2,003	2,493	17.7%	(5.4)%
Cooling Degree-Days	3	—	—	n/a	n/a

Delaware Natural Gas Service Territory				% Change
Three Months Ended March 31,	2021	2020	Normal	2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	2,358	2,003	2,497	17.7%	(5.6)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three months ended March 31, 2021 compared to the same period in 2020.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2021	2020
Residential	854	743	14.9%	4.5%
Small commercial & industrial	342	296	15.5%	10.5%
Large commercial & industrial	689	823	(16.3)%	(17.2)%
Public authorities & electric railroads	9	8	12.5%	7.7%
Total electric retail deliveries(a)	1,894	1,870	1.3%	(3.6)%

	As of March 31,
Number of Total Electric Customers (Maryland and Delaware)	2021	2020
Residential	473,917	469,082
Small commercial & industrial	62,647	61,769
Large commercial & industrial	1,208	1,414
Public authorities & electric railroads	608	612
Total	538,380	532,877
_________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2021	2020
Residential	4,394	3,647	20.5%	2.6%
Small commercial & industrial	1,868	1,671	11.8%	(3.9)%
Large commercial & industrial	457	452	1.1%	1.1%
Transportation	2,224	2,108	5.5%	(0.9)%
Total natural gas deliveries(a)	8,943	7,878	13.5%	0.2%

DPL

	As of March 31,
Number of Delaware Natural Gas Customers	2021	2020
Residential	127,522	126,209
Small commercial & industrial	10,043	10,004
Large commercial & industrial	19	17
Transportation	160	159
Total	137,744	136,389
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to higher electric distribution rates in Maryland that became effective in July 2020 and higher electric and natural gas distribution rates in Delaware that became effective in the second half of 2020.
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
See Note 5 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $15 million for the three months ended March 31, 2021, compared to the same period in 2020, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Labor, other benefits, contracting and materials	$2
BSC and PHISCO costs	2
Credit loss expense	1
Pension and non-pension postretirement benefits expense	(1)
Total increase	$4

DPL

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2021
Increase
Depreciation and amortization(a)	$3
Regulatory required programs	2
Total increase	$5
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 8.2% and 13.5% for the three months ended March 31, 2021 and 2020, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
Operating revenues	$310	$276	$34
Operating expenses
Purchased power expense	157	128	(29)
Operating and maintenance	76	78	2
Depreciation and amortization	47	43	(4)
Taxes other than income taxes	2	2	—
Total operating expenses	282	251	(31)
Gain on sale of assets	—	2	(2)
Operating income	28	27	1
Other income and (deductions)
Interest expense, net	(15)	(15)	—
Other, net	1	2	(1)
Total other income and (deductions)	(14)	(13)	(1)
Income before income taxes	14	14	—
Income taxes	—	1	1
Net income	$14	$13	$1
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020. Net income remained relatively consistent.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Weather	$4
Volume	2
Distribution	(1)
Other	1
6
Regulatory required programs	28
Total increase	$34
Weather. The demand for electricity is affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. There was an increase related to weather for the three months ended March 31, 2021 compared to same period in 2020 due to the impact of favorable weather conditions in ACE's service territory.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the three months ended March 31, 2021 compared to same period in 2020 and normal weather consisted of the following:

Heating and Cooling Degree-Days				% Change
Three Months Ended March 31,	2021	2020	Normal	2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	2,348	1,948	2,469	20.5%	(4.9)%
Cooling Degree-Days	4	—	—	n/a	n/a

ACE

Volume, exclusive of the effects of weather, increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to residential customer growth and usage, partially offset by lower commercial and industrial usage.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2021	2020
Residential	928	810	14.6%	6.6%
Small commercial & industrial	305	294	3.7%	(0.8)%
Large commercial & industrial	716	735	(2.6)%	(3.5)%
Public authorities & electric railroads	13	13	—%	0.9%
Total electric retail deliveries(a)	1,962	1,852	5.9%	1.5%

	As of March 31,
Number of Electric Customers	2021	2020
Residential	498,396	495,444
Small commercial & industrial	61,771	61,470
Large commercial & industrial	3,267	3,355
Public authorities & electric railroads	704	684
Total	564,138	560,953
_________
(a)Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue remained relatively consistent for the three months ended March 31, 2021 compared to the same period in 2020.
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
See Note 5 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $29 million for the three months ended March 31, 2021 compared to the same period in 2020, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Labor, other benefits, contracting and materials	$1
BSC and PHISCO costs	1
2
Regulatory required programs(a)	(4)
Total decrease	$(2)
_________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2021
Increase (Decrease)
Depreciation and amortization(a)	$4
Regulatory asset amortization	(1)
Regulatory required programs	1
Total increase	$4
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Gain on sale of assets for the three months ended March 31, 2021 compared to the same period in 2020 decreased due to the sale of land in the first quarter of 2020.
Effective income tax rates were 0.0% and 7.1% for the three months ended March 31, 2021 and 2020, respectively. See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the change in effective income tax rates.

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
NRC Minimum Funding Requirements (Exelon and Generation)
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that sufficient funds will be available in certain minimum amounts to decommission the facility. These NRC minimum funding levels are typically based upon the assumption that decommissioning activities will commence after the end of the current licensed life of each unit. If a unit fails the NRC minimum funding test, then the plant’s owners or parent companies would be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional cash contributions to the NDT fund to ensure sufficient funds are available. See Note 8 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional information.
If a nuclear plant were to early retire there is a risk that it will no longer meet the NRC minimum funding requirements due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT funds could appreciate in value. A shortfall could require that Generation address the shortfall by providing additional financial assurances such as letters of credit or parent company guarantees for Generation’s share of the funding assurance. However, the amount of any guarantees or other assurance will ultimately depend on the decommissioning approach, the associated level of costs, and the NDT fund investment performance going forward. No later than two years after shutting down a plant, Generation must submit a PSDAR to the NRC that includes the planned option for decommissioning the site. Upon early retirement, Dresden will have adequate funding assurance, however, due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT fund investments could appreciate in value, Byron may no longer meet the NRC minimum funding requirements and, as a result, additional financial assurance may be required. Considering the different approaches to decommissioning available to Generation, the most likely estimates currently anticipated could require financial assurance for radiological decommissioning at Byron of up to $55 million.
Upon issuance of any required financial guarantees, each site would be able to utilize the respective NDT funds for radiological decommissioning costs, which represent the majority of the total expected decommissioning costs. However, under the regulations, the NRC must approve an exemption in order for Generation to utilize the

NDT funds to pay for non-radiological decommissioning costs (i.e. spent fuel management and site restoration costs, if applicable). If a unit does not receive this exemption, those costs would be borne by Generation without reimbursement from or access to the NDT funds. Based on current projections of the most likely decommissioning approach and expected exemptions from the NRC, it is expected that Dresden would not require supplemental cash from Generation, but some portion of the Byron spent fuel management costs would need to be funded through supplemental cash from Generation. While the ultimate amounts may vary and could be offset by reimbursement of certain spent fuel management costs under the DOE settlement agreement, decommissioning for Byron may require supplemental cash from Generation of up to $180 million, net of taxes, over a period of 10 years after permanent shutdown.
As of March 31, 2021, Generation is not required to provide any additional financial assurances for TMI Unit 1 under the SAFSTOR scenario which is the planned decommissioning option as described in the TMI Unit 1 PSDAR filed by Generation with the NRC on April 5, 2019. On October 16, 2019, the NRC granted Generation's exemption request to use the TMI Unit 1 NDT funds for spent fuel management costs. An additional exemption request would be required to allow the funds to be spent on site restoration costs, which are not expected to be incurred in the near term.
Project Financing (Exelon and Generation)
Project financing is used to help mitigate risk of specific generating assets. Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by the specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default. If a specific project financing entity does not maintain compliance with its specific debt financing covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment was not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to satisfy its associated debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. Additionally, project finance has credit facilities. Refer to Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on credit facilities and nonrecourse debt.
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
See Note 3 — Regulatory Matters and Note 19 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements of the Exelon 2020 Form 10-K for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2021 and 2020 by Registrant:

Decrease in cash flows from operating activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income	$(640)	$(608)	$29	$27	$28	$20	$7	$11	$1
Adjustments to reconcile net income to cash:
Non-cash operating activities	(484)	(391)	15	(6)	(18)	(8)	(1)	4	(7)
Pension and non-pension postretirement benefit contributions	(6)	27	(28)	—	(1)	(9)	(1)	—	(1)
Income taxes	169	3	(16)	(11)	(16)	(12)	(4)	(4)	(1)
Changes in working capital and other noncurrent assets and liabilities	(1,728)	(1,609)	(50)	(30)	(136)	(14)	(14)	(11)	6
Option premiums received (paid), net	54	54	—	—	—	—	—	—	—
Collateral received (posted), net	294	292	2	—	—	—	—	—	—
Decrease in cash flows from operating activities	$(2,341)	$(2,232)	$(48)	$(20)	$(143)	$(23)	$(13)	$—	$(2)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the Registrants for the three months ended March 31, 2021 and 2020 were as follows:
•See Note 17 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statement of Cash Flows for additional information on non-cash operating activities.
•See Note 9 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statement of Cash Flows for additional information on income taxes.
•Changes in working capital and other noncurrent assets and liabilities are primarily due to impacts resulting from the sale of customer accounts receivable at Exelon and Generation. See Note 6 – Accounts Receivable for additional information.
•Depending upon whether Generation is in a net mark-to-market liability or asset position, collateral may be required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differ depending on whether the transactions are on an exchange or in the over-the-counter markets.
Cash Flows from Investing Activities (All Registrants)
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2021 and 2020 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(124)	$176	$(107)	$(36)	$(53)	$(80)	$(40)	$(17)	$(22)
Proceeds from NDT fund sales, net	20	20	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	680	680	—	—	—	—	—	—	—
Changes in intercompany money pool	—	254	—	(26)	—	—	114	—	—
Collection of DPP	1,574	1,574	—	—	—	—	—	—	—
Other investing activities	20	6	2	—	8	—	5	4	(6)
Increase (decrease) in cash flows from investing activities	$2,170	$2,710	$(105)	$(62)	$(45)	$(80)	$79	$(13)	$(28)
Significant investing cash flow impacts for the Registrants for three months ended March 31, 2021 and 2020 were as follows:
•Variances in capital expenditures are primarily due to the timing of cash expenditures for capital projects. Refer to Liquidity and Capital Resources of the Exelon 2020 Form 10-K for additional information on projected capital expenditure spending.

•See Note 2 – Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information related to the sale of a significant portion of Generation's solar business.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer to more information regarding the intercompany money pool below.
•See Note 6 – Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information on the Collection of DPP.
Capital Expenditure Spending
As of March 31, 2021, there have been no material changes to the Registrants' projected capital expenditures as disclosed in Liquidity and Capital Resources of the Exelon 2020 Form 10-K.
Cash Flows from Financing Activities (All Registrants)
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2021 and 2020 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$488	$222	$(58)	$—	$90	$(268)	$47	$(144)	$(171)
Long-term debt, net	6	(508)	(300)	375	—	437	—	125	311
Changes in intercompany money pool	—	(285)	—	(40)	—	(4)	—	(37)	(77)
Dividends paid on common stock	(1)	—	(2)	—	(12)	—	—	12	9
Distributions to member	—	10	—	—	—	53	—	—	—
Contributions from parent/member	—	—	73	(231)	—	416	1	114	302
Other financing activities	(24)	(4)	4	(4)	—	(4)	—	(2)	(3)
Increase (decrease) in cash flows from financing activities	$469	$(565)	$(283)	$100	$78	$630	$48	$68	$371
Significant financing cash flow impacts for the Registrants for the three months ended March 31, 2021 and 2020 were as follows:
•Changes in short-term borrowings, net, is driven by repayments on and issuances of notes due in less than 365 days. Refer to 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on short-term borrowings.
•Long-term debt, net, varies due to debt issuances and redemptions each year. Refer to 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on debt issuances. Refer to debt redemptions tables below for additional information.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer to more information regarding the intercompany money pool below.
•Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 19 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements of the Exelon 2020 Form 10-K for additional information on dividend restrictions. See below for quarterly dividends declared.
•For the three months ended March 31, 2021, other financing activities primarily consists of debt issuance costs. See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances.

Debt
See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the three months ended March 31, 2021, the following long-term debt was retired and/or redeemed:

Company(a)	Type	Interest Rate	Maturity	Amount
Generation	Continental Wind Nonrecourse Debt(b)	6.00%	February 28, 2033	$19
Generation	SolGen Nonrecourse Debt(b)	3.93%	September 30, 2036	6
Generation	Antelope Valley DOE Nonrecourse Debt(b)	2.29% - 3.56%	January 5, 2037	5
Generation	RPG Nonrecourse Debt(b)	4.11%	March 31, 2035	3
Generation	EGR IV Nonrecourse Debt(b)	3 month LIBOR + 2.75%	December 15, 2027	2
ACE	Tax-Exempt First Mortgage Bonds	6.80%	March 1, 2021	39
ACE	Transition Bonds	5.55%	October 20, 2021	5
_________
(a)On April 15, 2021, Exelon Corporate redeemed $300 million of 2.45% senior notes. On April 1, 2021, ACE redeemed $200 million of 4.35% first mortgage bonds.
(b)See Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on nonrecourse debt.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the three months ended March 31, 2021 and for the second quarter of 2021 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2021	February 21, 2021	March 8, 2021	March 15, 2021	$0.3825
Second Quarter 2021	April 27, 2021	May 14, 2021	June 10, 2021	$0.3825
_________
(a)Exelon's Board of Directors approved an updated dividend policy for 2021. The 2021 quarterly dividend will remain the same as the 2020 dividend of $0.3825 per share.
Credit Matters (All Registrants)
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $10.6 billion in aggregate total commitments of which $6.9 billion was available to support additional commercial paper as of March 31, 2021, and of which no financial institution has more than 7% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the first quarter of 2021 to fund their short-term liquidity needs, when necessary. Generation used its available credit facilities to manage short-term liquidity needs as a result of the impacts of the February 2021 extreme cold weather event and continues to believe it has sufficient cash on hand and available capacity on its revolver to meet its liquidity requirements. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the Exelon 2020 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flow from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of March 31, 2021, it would have been required to provide incremental collateral of approximately $1.4 billion to meet collateral obligations for derivatives, non-derivatives, normal purchases and normal sales contracts, and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within the $3.5 billion of available credit capacity of its revolver.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at March 31, 2021 and available credit facility capacity prior to any incremental collateral at March 31, 2021:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$20	$—	$863
PECO	14	32	600
BGE	3	48	444
Pepco	3	—	300
DPL	3	12	300
ACE	—	—	300
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
See Note 12 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ short-term borrowing activity. See Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on the Registrants’ credit facilities.
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
The credit ratings for Exelon Corporate and the Utility Registrants did not change for the three months ended March 31, 2021. On February 24, 2021, S&P lowered Generation's senior unsecured debt rating to 'BBB-' from 'BBB'.

Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. The PHI intercompany money pool had no activity for the three months ended March 31, 2021. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2021, are presented in the following table:

	During the Three Months Ended March 31, 2021		As of March 31, 2021
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$735	$—	$267
Generation	—	(426)	—
PECO	135	(100)	48
BSC	—	(432)	(346)
PHI Corporate	—	(40)	(24)
PCI	60	—	55

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
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of March 31, 2021
	Short-term Financing Authority(a)			Remaining Long-term Financing Authority(a)
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(b)	FERC	December 31, 2021	$2,500	ICC	2023 & 2024	$543
PECO	FERC	December 31, 2021	1,500	PAPUC	December 31, 2021	850
BGE	FERC	December 31, 2021	700	MDPSC	N/A	1,100
Pepco	FERC	December 31, 2021	500	MDPSC / DCPSC	December 31, 2022	750
DPL	FERC	December 31, 2021	500	MDPSC / DPSC	December 31, 2022	172
ACE	NJBPU	December 31, 2021	350	NJBPU	December 31, 2022	250
_________
(a)Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.
(b)ComEd had $350 million available in long-term debt refinancing authority and $193 million available in new money long-term debt financing authority from the ICC as of March 31, 2021 and has an expiration date of February 1, 2024 and February 1, 2023, respectively.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual obligations represent cash obligations that are considered to be firm commitments and commercial commitments triggered by future events. See Note 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
Generation, ComEd, PECO, BGE, Pepco, DPL, and ACE have obligations related to contracts for the purchase of power and fuel supplies, and ComEd and PECO have obligations related to their financing trusts. The power and fuel purchase contracts and the financing trusts have been considered for consolidation in the Registrants’ respective financial statements pursuant to the authoritative guidance for VIEs. See Note 1 — Significant Accounting Policies of the Combined Notes to Consolidated Financial Statements in the Exelon 2020 Form 10-K for additional information.
For an in-depth discussion of the Registrants' contractual obligations and off-balance sheet arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Off-Balance Sheet Arrangements” in the Exelon 2020 Form 10-K and Note 6 — Accounts Receivable of the Combined Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Registrants are exposed to market risks associated with adverse changes in commodity prices, counterparty credit, interest rates, and equity prices. Exelon’s RMC approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The RMC is chaired by the chief executive officer and includes the chief risk officer, chief strategy officer, chief executive officer of Exelon Utilities, chief commercial officer, chief financial officer, and chief executive officer of Constellation. The RMC reports to the Finance and Risk Committee of the Exelon Board of Directors on the scope of the risk management activities. The following discussion serves as an update to ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of Exelon’s 2020 Annual Report on Form 10-K incorporated herein by reference.
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
As of March 31, 2021, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 94%-97% for 2021. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire economic hedge portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on March 31, 2021 market conditions and hedged position would be an increase in pre-tax net income of approximately $31 million for 2021. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
Utility Registrants
There have been no significant changes or additions to the Utility Registrants exposures to commodity price risk that were described in ITEM 1A. RISK FACTORS of Exelon’s 2020 Annual Report on Form 10-K. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding commodity price risk exposure.
Trading and Non-Trading Marketing Activities
The following table detailing Exelon’s, Generation’s, and ComEd’s trading and non-trading marketing activities are included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, and ComEd’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2020 to March 31, 2021. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of March 31, 2021 and December 31, 2020.

	Exelon	Generation	ComEd
Total mark-to-market energy contract net assets (liabilities) at December 31, 2020(a)	$428	$729	$(301)
Total change in fair value during 2021 of contracts recorded in results of operations	243	243	—
Reclassification to realized at settlement of contracts recorded in results of operations	(61)	(61)	—
Changes in fair value — recorded through regulatory assets(b)	6	—	6
Changes in allocated collateral	(270)	(270)	—
Net option premium paid	(16)	(16)	—
Option premium amortization	(17)	(17)	—
Upfront payments and amortizations(c)	(128)	(128)	—
Total mark-to-market energy contract net assets (liabilities) at March 31, 2021(a)	$185	$480	$(295)
_________
(a)Amounts are shown net of collateral paid to and received from counterparties.
(b)For ComEd, the changes in fair value are recorded as a change in regulatory assets. As of March 31, 2021, ComEd recorded a regulatory asset of $295 million related to its mark-to-market derivative liabilities with unaffiliated suppliers. For the three months ended March 31, 2021, ComEd recorded $2 million of decreases in fair value and an increase for realized losses due to settlements of $8 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.
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

Exelon

	Maturities Within						Total Fair Value
	2021	2022	2023	2024	2025	2026 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(27)	$(6)	$14	$16	$18	$—	$15
Prices provided by external sources (Level 2)	138	103	17	(1)	1	—	258
Prices based on model or other valuation methods (Level 3)(c)	(53)	95	42	(11)	(13)	(148)	(88)
Total	$58	$192	$73	$4	$6	$(148)	$185
_________
(a)Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.
(b)Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $169 million at March 31, 2021.
(c)Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Generation

	Maturities Within						Total Fair Value
	2021	2022	2023	2024	2025	2026 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$(27)	$(6)	$14	$16	$18	$—	$15
Prices provided by external sources (Level 2)	138	103	17	(1)	1	—	258
Prices based on model or other valuation methods (Level 3)	(29)	124	71	17	15	9	207
Total	$82	$221	$102	$32	$34	$9	$480
_________
(a)Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid to and received from counterparties (and offset against mark-to-market assets and liabilities) of $169 million at March 31, 2021.
ComEd

	Maturities Within						Total Fair Value
	2021	2022	2023	2024	2025	2026 and Beyond
Commodity derivative contracts(a):
Prices based on model or other valuation methods (Level 3)(a)	$(24)	$(29)	$(29)	$(28)	$(28)	$(157)	$(295)
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

Generation
The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchases and normal sales agreements, and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of March 31, 2021. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The amounts in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs, and commodity exchanges, which are discussed below.

Rating as of March 31, 2021	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$431	$31	$400	—	$—
Non-investment grade	43	4	39
No external ratings
Internally rated — investment grade	146	1	145
Internally rated — non-investment grade	70	25	45
Total	$690	$61	$629	—	$—

	Maturity of Credit Risk Exposure
Rating as of March 31, 2021	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$332	$52	$47	$431
Non-investment grade	43	—	—	43
No external ratings
Internally rated — investment grade	109	25	12	146
Internally rated — non-investment grade	48	16	6	70
Total	$532	$93	$65	$690

Net Credit Exposure by Type of Counterparty	As of March 31, 2021
Investor-owned utilities, marketers, power producers	$451
Energy cooperatives and municipalities	123
Other	55
Total	$629
_________
(a)As of March 31, 2021, credit collateral held from counterparties where Generation had credit exposure included $32 million of cash and $29 million of letters of credit.
The Utility Registrants
There have been no significant changes or additions to the Utility Registrants exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2020 Annual Report on Form 10-K. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding credit exposure to suppliers.
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
Generation transacts output through bilateral contracts. The bilateral contracts are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations. Any failure to collect these payments from counterparties could have a material impact on Exelon’s and Generation’s financial statements. As market prices rise above or fall below contracted price levels, Generation is required to post collateral with purchasers; as market prices fall below contracted price levels, counterparties are required to post collateral with Generation. To post collateral, Generation depends on access to bank credit facilities, which serve as liquidity sources to fund collateral requirements. See Note 17 — Debt and Credit Agreements of Exelon’s 2020 Annual Report on Form 10-K for additional information.
Utility Registrants
As of March 31, 2021, the Utility Registrants were not required to post collateral under their energy and/or natural gas procurement contracts. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon and Generation may also utilize interest rate swaps to manage their interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in an immaterial decrease in Exelon pre-tax income for the three months ended March 31, 2021. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. See Note 11 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Equity Price Risk (Exelon and Generation)
Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of March 31, 2021, Generation’s NDT funds are reflected at fair value in its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would result in a $844 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices.
ITEM 4.    CONTROLS AND PROCEDURES
During the first quarter of 2021, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2021, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of Exelon’s 2020 Form 10-K and (b) Notes 3 — Regulatory Matters and 14 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At March 31, 2021, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2020 Form 10-K in ITEM 1A. RISK FACTORS.
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

Exhibit No.	Description

4.1	One Hundred and Nineteenth Supplemental Indenture, dated as of February 15, 2021 from PECO to U.S. Bank National Association, as trustee (File No. 000-16844, Form 8-K dated March 8, 2021, Exhibit 4.1)

4.2
Supplemental Indenture, dated as of February 16, 2021, from ComEd to BNY Mellon Trust Company of Illinois, as trustee, and D.G. Donovan, as co-trustee (File No. 001-01839, Form 8-K dated March 9, 2021, Exhibit 4.1)

4.3	ACE Indenture Supplemental to Mortgage and Deed of Trust, dated as of February 15, 2021 (File No. 001-03559, Form 8-K dated March 10, 2021, Exhibit 4.1)

4.4	DPL Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 15, 2021 (File No. 001-01405, Form 8-K dated March 30, 2021, Exhibit 4.2)

4.5	Pepco Supplemental Indenture to the Mortgage and Deed of Trust, dated as of February 15, 2021 (File No. 001-01072, Form 8-K dated March 30, 2021, Exhibit 4.4)

4.6*	One Hundred and Twenty-Eighth Supplemental Indenture, dated January 1, 2021, between DPL and the Bank of New York, as trustee

10.1
Amendment No. 2 to Receivables Purchase Agreement, dated as of March 29, 2021, among Constellation NewEnergy, Inc., as servicer, and NewEnergy Receivables LLC, as seller, MUFG Bank, LTD., as agent, the Conduits party thereto, the Financial Institutions party thereto and the Purchaser Agents party thereto (File No. 001-16169, Form 8-K, dated March 31, 2021, Exhibit 10.1)

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
*Filed herewith

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed by the following officers for the following companies:

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
EXELON CORPORATION

/s/ CHRISTOPHER M. CRANE	/s/ JOSEPH NIGRO
Christopher M. Crane	Joseph Nigro
President, Chief Executive Officer (Principal Executive Officer) and Director	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ FABIAN E. SOUZA
Fabian E. Souza
Senior Vice President and Corporate Controller (Principal Accounting Officer)
May 5, 2021

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
May 5, 2021

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
May 5, 2021

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PECO ENERGY COMPANY

/s/ MICHAEL A. INNOCENZO	/s/ ROBERT J. STEFANI
Michael A. Innocenzo	Robert J. Stefani
President,Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ CAROLINE FULGINITI
Caroline Fulginiti
Director, Accounting (Principal Accounting Officer)
May 5, 2021

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
May 5, 2021

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PEPCO HOLDINGS LLC

/s/ DAVID M. VELAZQUEZ	/s/ PHILLIP S. BARNETT
David M. Velazquez	Phillip S. Barnett
President, Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 5, 2021

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
May 5, 2021

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
May 5, 2021

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
May 5, 2021