Form 10-Q
period 2021-06-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; DELMARVA POWER & LIGHT CO /DE/; EXELON GENERATION CO LLC; POTOMAC ELECTRIC POWER CO; PEPCO HOLDINGS LLC; ATLANTIC CITY ELECTRIC CO; PECO ENERGY CO
filed 2021-08-04
CIK 1109357, 9466, 22606, 27879, 1168165, 79732, 1135971, 8192, 78100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2021 was:

Exelon Corporation Common Stock, without par value	977,832,660
Exelon Generation Company, LLC	not applicable
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,380
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
Generation	Exelon Generation Company, LLC
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, Generation, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
Antelope Valley	Antelope Valley Solar Ranch One
BSC	Exelon Business Services Company, LLC
CENG	Constellation Energy Nuclear Group, LLC
Constellation	Constellation Energy Group, Inc.
EGR IV	ExGen Renewables IV, LLC
EGRP	ExGen Renewables Partners, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
FitzPatrick	James A. FitzPatrick nuclear generating station
NER	NewEnergy Receivables LLC
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
Pepco Energy Services	Pepco Energy Services, Inc. and its subsidiaries
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
RPG	Renewable Power Generation
SolGen	SolGen, LLC
TMI	Three Mile Island nuclear facility

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2020 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2020 Annual Report on Form 10-K
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AESO	Alberta Electric Systems Operator
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARC	Asset Retirement Cost
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CBA	Collective Bargaining Agreement
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CES	Clean Energy Standard
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CODM	Chief operating decision maker(s)
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DOE	United States Department of Energy
DOEE	District of Columbia Department of Energy & Environment
DOJ	United States Department of Justice
DPP	Deferred Purchase Price
DPSC	Delaware Public Service Commission
EDF	Electricite de France SA and its subsidiaries
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
FRCC	Florida Reliability Coordinating Council
FRR	Fixed Resource Requirement
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GHG	Greenhouse Gas
GSA	Generation Supply Adjustment
IBEW	International Brotherhood of Electrical Workers
ICC	Illinois Commerce Commission
ICE	Intercontinental Exchange
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	Independent System Operator New England Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
LIBOR	London Interbank Offered Rate
MDE	Maryland Department of the Environment
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator, Inc.
mmcf	Million Cubic Feet
MOPR	Minimum Offer Price Rule
MPSC	Missouri Public Service Commission
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
N/A	Not applicable
NDT	Nuclear Decommissioning Trust
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange
NJBPU	New Jersey Board of Public Utilities
Non-Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are not subject to contractual elimination under regulatory accounting
NOSA	Nuclear Operating Services Agreement
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
NRC	Nuclear Regulatory Commission
NYISO	New York Independent System Operator Inc.
NYMEX	New York Mercantile Exchange
NYPSC	New York Public Service Commission
OCI	Other Comprehensive Income
OIESO	Ontario Independent Electricity System Operator
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act of 1957
PRP	Potentially Responsible Parties
PSDAR	Post-Shutdown Decommissioning Activities Report
PSEG	Public Service Enterprise Group Incorporated
PUCT	Public Utility Commission of Texas
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
RMC	Risk Management Committee

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
RNF	Revenues Net of Purchased Power and Fuel Expense
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	United States Securities and Exchange Commission
SERC	SERC Reliability Corporation (formerly Southeast Electric Reliability Council)
SNF	Spent Nuclear Fuel
SOS	Standard Offer Service
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
Transition Bonds	Transition Bonds issued by ACE Funding
UGSOA	United Government Security Officers of America
VIE	Variable Interest Entity
WECC	Western Electric Coordinating Council
ZEC	Zero Emission Credit, or Zero Emission Certificate
ZES	Zero Emission Standard

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
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2020 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 19, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 15, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Operating revenues
Competitive businesses revenues	$3,900	$3,612	$9,165	$8,016
Rate-regulated utility revenues	3,968	3,832	8,464	8,108
Revenues from alternative revenue programs	47	(122)	176	(55)
Total operating revenues	7,915	7,322	17,805	16,069
Operating expenses
Competitive businesses purchased power and fuel	1,952	1,945	6,562	4,655
Rate-regulated utility purchased power and fuel	1,064	979	2,422	2,136
Operating and maintenance	2,447	2,433	4,426	4,637
Depreciation and amortization	1,666	1,001	3,363	2,023
Taxes other than income taxes	432	411	870	847
Total operating expenses	7,561	6,769	17,643	14,298
Gain on sales of assets and businesses	12	12	83	13
Operating income	366	565	245	1,784
Other income and (deductions)
Interest expense, net	(390)	(421)	(770)	(824)
Interest expense to affiliates	(6)	(6)	(13)	(13)
Other, net	581	656	806	(68)
Total other income and (deductions)	185	229	23	(905)
Income before income taxes	551	794	268	879
Income taxes	74	219	55	(75)
Equity in losses of unconsolidated affiliates	(1)	(1)	(2)	(4)
Net income	476	574	211	950
Net income (loss) attributable to noncontrolling interests	75	53	99	(153)
Net income attributable to common shareholders	$401	$521	$112	$1,103
Comprehensive income, net of income taxes
Net income	$476	$574	$211	$950
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	(1)	(10)	(2)	(20)
Actuarial loss reclassified to periodic benefit cost	56	47	112	94
Pension and non-pension postretirement benefit plan valuation adjustment	—	2	(2)	(5)
Unrealized loss on cash flow hedges	—	—	—	(1)
Unrealized gain (loss) on foreign currency translation	2	2	3	(6)
Other comprehensive income	57	41	111	62
Comprehensive income	533	615	322	1,012
Comprehensive income (loss) attributable to noncontrolling interests	75	53	99	(153)
Comprehensive income attributable to common shareholders	$458	$562	$223	$1,165

Average shares of common stock outstanding:
Basic	978	976	978	975
Assumed exercise and/or distributions of stock-based awards	1	—	1	1
Diluted(a)	979	976	979	976

Earnings per average common share
Basic	$0.41	$0.53	$0.11	$1.13
Diluted	$0.41	$0.53	$0.11	$1.13
__________
(a)The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was zero for the three and six months ended June 30, 2021 and 1 million and less than 1 million for the three and six months ended June 30, 2020, respectively.
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$211	$950
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	4,180	2,741
Asset impairments	500	33
Gain on sales of assets and businesses	(83)	(13)
Deferred income taxes and amortization of investment tax credits	(163)	33
Net fair value changes related to derivatives	(490)	(194)
Net realized and unrealized (gains) losses on NDT funds	(376)	196
Net unrealized gains on equity investments	(96)	—
Other non-cash operating activities	(331)	671
Changes in assets and liabilities:
Accounts receivable	(16)	1,318
Inventories	1	(14)
Accounts payable and accrued expenses	(87)	(798)
Option premiums received (paid), net	2	(102)
Collateral received, net	957	340
Income taxes	190	(114)
Pension and non-pension postretirement benefit contributions	(559)	(558)
Other assets and liabilities	(2,702)	(1,809)
Net cash flows provided by operating activities	1,138	2,680
Cash flows from investing activities
Capital expenditures	(4,040)	(3,773)
Proceeds from NDT fund sales	4,438	2,488
Investment in NDT funds	(4,538)	(2,540)
Collection of DPP	2,209	1,102
Proceeds from sales of assets and businesses	724	—
Other investing activities	17	4
Net cash flows used in investing activities	(1,190)	(2,719)
Cash flows from financing activities
Changes in short-term borrowings	(666)	(751)
Proceeds from short-term borrowings with maturities greater than 90 days	500	500
Issuance of long-term debt	2,455	6,526
Retirement of long-term debt	(630)	(3,894)
Dividends paid on common stock	(747)	(746)
Proceeds from employee stock plans	47	46
Other financing activities	(64)	(84)
Net cash flows provided by financing activities	895	1,597
Increase in cash, restricted cash, and cash equivalents	843	1,558
Cash, restricted cash, and cash equivalents at beginning of period	1,166	1,122
Cash, restricted cash, and cash equivalents at end of period	$2,009	$2,680

Supplemental cash flow information
Decrease in capital expenditures not paid	$(313)	$(105)
Increase in DPP	1,958	1,754
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,578	$663
Restricted cash and cash equivalents	379	438
Accounts receivable
Customer accounts receivable	3,533	3,597
Customer allowance for credit losses	(395)	(366)
Customer accounts receivable, net	3,138	3,231
Other accounts receivable	1,426	1,469
Other allowance for credit losses	(72)	(71)
Other accounts receivable, net	1,354	1,398
Mark-to-market derivative assets	749	644
Unamortized energy contract assets	37	38
Inventories, net
Fossil fuel and emission allowances	259	297
Materials and supplies	1,443	1,425
Regulatory assets	1,252	1,228
Renewable energy credits	368	633
Assets held for sale	11	958
Other	1,780	1,609
Total current assets	12,348	12,562
Property, plant, and equipment (net of accumulated depreciation and amortization of $28,783 and $26,727 as of June 30, 2021 and December 31, 2020, respectively)	82,120	82,584
Deferred debits and other assets
Regulatory assets	8,745	8,759
Nuclear decommissioning trust funds	15,400	14,464
Investments	421	440
Goodwill	6,677	6,677
Mark-to-market derivative assets	443	555
Unamortized energy contract assets	278	294
Other	2,964	2,982
Total deferred debits and other assets	34,928	34,171
Total assets(a)	$129,396	$129,317
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,865	$2,031
Long-term debt due within one year	3,633	1,819
Accounts payable	3,547	3,562
Accrued expenses	1,719	2,078
Payables to affiliates	5	5
Regulatory liabilities	686	581
Mark-to-market derivative liabilities	719	295
Unamortized energy contract liabilities	95	100
Renewable energy credit obligation	509	661
Liabilities held for sale	2	375
Other	1,139	1,264
Total current liabilities	13,919	12,771
Long-term debt	35,077	35,093
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	13,194	13,035
Asset retirement obligations	12,502	12,300
Pension obligations	3,880	4,503
Non-pension postretirement benefit obligations	1,983	2,011
Spent nuclear fuel obligation	1,209	1,208
Regulatory liabilities	9,148	9,485
Mark-to-market derivative liabilities	554	473
Unamortized energy contract liabilities	192	238
Other	2,848	2,942
Total deferred credits and other liabilities	45,510	46,195
Total liabilities(a)	94,896	94,449
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 978 shares and 976 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	19,454	19,373
Treasury stock, at cost (2 shares at June 30, 2021 and December 31, 2020)	(123)	(123)
Retained earnings	16,098	16,735
Accumulated other comprehensive loss, net	(3,289)	(3,400)
Total shareholders’ equity	32,140	32,585
Noncontrolling interests	2,360	2,283
Total equity	34,500	34,868
Total liabilities and shareholders’ equity	$129,396	$129,317
__________
(a)Exelon’s consolidated assets include $10,093 million and $10,200 million at June 30, 2021 and December 31, 2020, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Exelon’s consolidated liabilities include $3,578 million and $3,598 million at June 30, 2021 and December 31, 2020, respectively, of certain VIEs for which the VIE creditors do not have recourse to Exelon. See Note 17 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2020	977,466	$19,373	$(123)	$16,735	$(3,400)	$2,283	$34,868
Net (loss) income	—	—	—	(289)	—	25	(264)
Long-term incentive plan activity	640	5	—	—	—	—	5
Employee stock purchase plan issuances	902	34	—	—	—	—	34
Changes in equity of noncontrolling interests	—	—	—	—	—	(10)	(10)
Common stock dividends ($0.38/common share)	—	—	—	(374)	—	—	(374)
Other comprehensive income, net of income taxes	—	—	—	—	54	—	54
Balance, March 31, 2021	979,008	$19,412	$(123)	$16,072	$(3,346)	$2,298	$34,313
Net income	—	—	—	401	—	75	476
Long-term incentive plan activity	237	24	—	—	—	—	24
Employee stock purchase plan issuances	420	18	—	—	—	—	18
Changes in equity of noncontrolling interests	—	—	—	—	—	(13)	(13)
Common stock dividends ($0.38/common share)	—	—	—	(375)	—	—	(375)
Other comprehensive income, net of income taxes	—	—	—	—	57	—	57
Balance, June 30, 2021	979,665	$19,454	$(123)	$16,098	$(3,289)	$2,360	$34,500

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
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues
Operating revenues	$3,899	$3,609	$9,163	$8,012
Operating revenues from affiliates	254	271	549	601
Total operating revenues	4,153	3,880	9,712	8,613
Operating expenses
Purchased power and fuel	1,952	1,945	6,562	4,655
Purchased power and fuel from affiliates	(5)	(3)	(5)	(9)
Operating and maintenance	1,337	1,053	2,194	2,174
Operating and maintenance from affiliates	137	136	282	277
Depreciation and amortization	930	300	1,869	604
Taxes other than income taxes	118	116	239	246
Total operating expenses	4,469	3,547	11,141	7,947
Gain on sales of assets and businesses	8	12	79	12
Operating (loss) income	(308)	345	(1,350)	678
Other income and (deductions)
Interest expense, net	(72)	(78)	(140)	(179)
Interest expense to affiliates	(4)	(9)	(8)	(18)
Other, net	508	602	675	(168)
Total other income and (deductions)	432	515	527	(365)
Income (loss) before income taxes	124	860	(823)	313
Income taxes	110	329	(70)	(59)
Equity in losses of unconsolidated affiliates	(1)	(2)	(3)	(4)
Net income (loss)	13	529	(756)	368
Net income (loss) attributable to noncontrolling interests	74	53	98	(153)
Net (loss) income attributable to membership interest	$(61)	$476	$(854)	$521
Comprehensive income, net of income taxes
Net income (loss)	$13	$529	$(756)	$368
Other comprehensive income (loss), net of income taxes
Unrealized loss on cash flow hedges	—	—	—	(1)
Unrealized gain (loss) on foreign currency translation	2	2	3	(6)
Other comprehensive income (loss), net of income taxes	2	2	3	(7)
Comprehensive income (loss)	15	531	(753)	361
Comprehensive income (loss) attributable to noncontrolling interests	74	53	98	(153)
Comprehensive (loss) income attributable to membership interest	$(59)	$478	$(851)	$514
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net (loss) income	$(756)	$368
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	2,686	1,320
Asset impairments	493	18
Gain on sales of assets and businesses	(79)	(12)
Deferred income taxes and amortization of investment tax credits	(142)	(54)
Net fair value changes related to derivatives	(490)	(193)
Net realized and unrealized (gains) losses on NDT funds	(376)	196
Net unrealized gains on equity investments	(96)	—
Other non-cash operating activities	(421)	136
Changes in assets and liabilities:
Accounts receivable	(90)	1,443
Receivables from and payables to affiliates, net	43	68
Inventories	4	(34)
Accounts payable and accrued expenses	154	(666)
Option premiums received (paid), net	2	(102)
Collateral received, net	955	342
Income taxes	(1)	26
Pension and non-pension postretirement benefit contributions	(212)	(243)
Other assets and liabilities	(2,031)	(1,332)
Net cash flows (used in) provided by operating activities	(357)	1,281
Cash flows from investing activities
Capital expenditures	(719)	(930)
Proceeds from NDT fund sales	4,438	2,488
Investment in NDT funds	(4,538)	(2,540)
Collection of DPP	2,209	1,102
Proceeds from sales of assets and businesses	724	—
Other investing activities	(8)	6
Net cash flows provided by investing activities	2,106	126
Cash flows from financing activities
Changes in short-term borrowings	(340)	(220)
Proceeds from short-term borrowings with maturities greater than 90 days	—	500
Issuance of long-term debt	151	2,403
Retirement of long-term debt	(56)	(2,936)
Changes in Exelon intercompany money pool	(285)	—
Distributions to member	(916)	(937)
Other financing activities	(29)	(30)
Net cash flows used in financing activities	(1,475)	(1,220)
Increase in cash, restricted cash, and cash equivalents	274	187
Cash, restricted cash, and cash equivalents at beginning of period	327	449
Cash, restricted cash, and cash equivalents at end of period	$601	$636

Supplemental cash flow information
Decrease in capital expenditures not paid	$(66)	$(108)
Increase in DPP	1,958	1,754

See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$542	$226
Restricted cash and cash equivalents	59	89
Accounts receivable
Customer accounts receivable	1,410	1,330
Customer allowance for credit losses	(75)	(32)
Customer accounts receivable, net	1,335	1,298
Other accounts receivable	476	352
Other allowance for credit losses	(1)	—
Other accounts receivable, net	475	352
Mark-to-market derivative assets	749	644
Receivables from affiliates	117	153
Unamortized energy contract assets	37	38
Inventories, net
Fossil fuel and emission allowances	204	233
Materials and supplies	986	978
Renewable energy credits	341	621
Assets held for sale	11	958
Other	1,353	1,357
Total current assets	6,209	6,947
Property, plant, and equipment (net of accumulated depreciation and amortization of $15,024 and $13,370 as of June 30, 2021 and December 31, 2020, respectively)	19,837	22,214
Deferred debits and other assets
Nuclear decommissioning trust funds	15,400	14,464
Investments	157	184
Goodwill	47	47
Mark-to-market derivative assets	441	555
Prepaid pension asset	1,713	1,558
Unamortized energy contract assets	278	293
Deferred income taxes	14	6
Other	1,725	1,826
Total deferred debits and other assets	19,775	18,933
Total assets(a)	$45,821	$48,094
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings	$500	$840
Long-term debt due within one year	1,229	197
Accounts payable	1,489	1,253
Accrued expenses	654	788
Payables to affiliates	119	107
Borrowings from Exelon intercompany money pool	—	285
Mark-to-market derivative liabilities	695	262
Unamortized energy contract liabilities	4	7
Renewable energy credit obligation	508	661
Liabilities held for sale	2	375
Other	313	444
Total current liabilities	5,513	5,219
Long-term debt	4,627	5,566
Long-term debt to affiliates	322	324
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,460	3,656
Asset retirement obligations	12,257	12,054
Non-pension postretirement benefit obligations	857	858
Spent nuclear fuel obligation	1,209	1,208
Payables to affiliates	3,011	3,017
Mark-to-market derivative liabilities	311	205
Unamortized energy contract liabilities	3	3
Other	1,266	1,308
Total deferred credits and other liabilities	22,374	22,309
Total liabilities(a)	32,836	33,418
Commitments and contingencies
Equity
Member’s equity
Membership interest	9,624	9,624
Undistributed earnings	1,035	2,805
Accumulated other comprehensive loss, net	(27)	(30)
Total member’s equity	10,632	12,399
Noncontrolling interests	2,353	2,277
Total equity	12,985	14,676
Total liabilities and equity	$45,821	$48,094
__________
(a)Generation’s consolidated assets include $10,077 million and $10,182 million at June 30, 2021 and December 31, 2020, respectively, of certain VIEs that can only be used to settle the liabilities of the VIE. Generation’s consolidated liabilities include $3,563 million and $3,572 million at June 30, 2021 and December 31, 2020, respectively, of certain VIEs for which the VIE creditors do not have recourse to Generation. See Note 17 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

EXELON GENERATION COMPANY, LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$9,624	$2,805	$(30)	$2,277	$14,676
Net (loss) income	—	(793)	—	24	(769)
Changes in equity of noncontrolling interests	—	—	—	(10)	(10)
Distributions to member	—	(458)	—	—	(458)
Other comprehensive income, net of income taxes	—	—	1	—	1
Balance, March 31, 2021	$9,624	$1,554	$(29)	$2,291	$13,440
Net (loss) income	—	(61)	—	74	13
Changes in equity of noncontrolling interests	—	—	—	(12)	(12)
Distributions to member	—	(458)	—	—	(458)
Other comprehensive income, net of income taxes	—	—	2	—	2
Balance, June 30, 2021	$9,624	$1,035	$(27)	$2,353	$12,985

	Six Months Ended June 30, 2020
	Member’s Equity
(In millions)	Membership Interest	Undistributed Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$9,566	$3,950	$(32)	$2,346	$15,830
Net income (loss)	—	45	—	(206)	(161)
Changes in equity of noncontrolling interests	—	—	—	(11)	(11)
Sale of noncontrolling interests	2	—	—	—	2
Distributions to member	—	(468)	—	—	(468)
Other comprehensive loss, net of income taxes	—	—	(9)	—	(9)
Balance, March 31, 2020	$9,568	$3,527	$(41)	$2,129	$15,183
Net income	—	476	—	53	529
Changes in equity of noncontrolling interests	—	—	—	(19)	(19)
Sale of noncontrolling interests	1	—	—	—	1
Distributions to member	—	(469)	—	—	(469)
Other comprehensive income, net of income taxes	—	—	2	—	2
Balance, June 30, 2020	$9,569	$3,534	$(39)	$2,163	$15,227

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues
Electric operating revenues	$1,503	$1,431	$2,977	$2,853
Revenues from alternative revenue programs	9	(25)	64	(13)
Operating revenues from affiliates	5	11	11	16
Total operating revenues	1,517	1,417	3,052	2,856
Operating expenses
Purchased power	421	380	862	770
Purchased power from affiliate	79	84	163	181
Operating and maintenance	250	469	495	713
Operating and maintenance from affiliates	73	67	144	140
Depreciation and amortization	296	274	589	547
Taxes other than income taxes	77	71	153	146
Total operating expenses	1,196	1,345	2,406	2,497
Operating income	321	72	646	359
Other income and (deductions)
Interest expense, net	(95)	(95)	(187)	(186)
Interest expense to affiliates	(3)	(3)	(6)	(6)
Other, net	15	11	22	22
Total other income and (deductions)	(83)	(87)	(171)	(170)
Income (loss) before income taxes	238	(15)	475	189
Income taxes	46	46	85	82
Net income (loss)	$192	$(61)	$390	$107
Comprehensive income (loss)	$192	$(61)	$390	$107

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$390	$107
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	589	547
Asset impairments	—	15
Deferred income taxes and amortization of investment tax credits	143	129
Other non-cash operating activities	23	283
Changes in assets and liabilities:
Accounts receivable	(48)	(92)
Receivables from and payables to affiliates, net	5	(6)
Inventories	(2)	(7)
Accounts payable and accrued expenses	(45)	4
Collateral received (posted), net	2	(3)
Income taxes	(34)	(90)
Pension and non-pension postretirement benefit contributions	(173)	(144)
Other assets and liabilities	(292)	(245)
Net cash flows provided by operating activities	558	498
Cash flows from investing activities
Capital expenditures	(1,162)	(1,029)
Other investing activities	12	(4)
Net cash flows used in investing activities	(1,150)	(1,033)
Cash flows from financing activities
Changes in short-term borrowings	(290)	(130)
Issuance of long-term debt	700	1,000
Dividends paid on common stock	(253)	(249)
Contributions from parent	395	249
Other financing activities	(11)	(14)
Net cash flows provided by financing activities	541	856
(Decrease) increase in cash, restricted cash, and cash equivalents	(51)	321
Cash, restricted cash, and cash equivalents at beginning of period	405	403
Cash, restricted cash, and cash equivalents at end of period	$354	$724

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(93)	$18
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$71	$83
Restricted cash and cash equivalents	240	279
Accounts receivable
Customer accounts receivable	687	656
Customer allowance for credit losses	(89)	(97)
Customer accounts receivable, net	598	559
Other accounts receivable	257	239
Other allowance for credit losses	(18)	(21)
Other accounts receivable, net	239	218
Receivables from affiliates	22	22
Inventories, net	170	170
Regulatory assets	298	279
Other	77	49
Total current assets	1,715	1,659
Property, plant, and equipment (net of accumulated depreciation and amortization of $5,885 and $5,672 as of June 30, 2021 and December 31, 2020, respectively)	25,170	24,557
Deferred debits and other assets
Regulatory assets	1,846	1,749
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	2,439	2,541
Prepaid pension asset	1,138	1,022
Other	385	307
Total deferred debits and other assets	8,439	8,250
Total assets	$35,324	$34,466
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$33	$323
Long-term debt due within one year	350	350
Accounts payable	575	683
Accrued expenses	346	390
Payables to affiliates	102	96
Customer deposits	90	86
Regulatory liabilities	419	289
Mark-to-market derivative liabilities	23	33
Other	147	143
Total current liabilities	2,085	2,393
Long-term debt	9,325	8,633
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,531	4,341
Asset retirement obligations	128	126
Non-pension postretirement benefits obligations	180	173
Regulatory liabilities	6,181	6,403
Mark-to-market derivative liabilities	242	268
Other	587	595
Total deferred credits and other liabilities	11,849	11,906
Total liabilities	23,464	23,137
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	8,680	8,285
Retained deficit unappropriated	(1,639)	(1,639)
Retained earnings appropriated	3,231	3,095
Total shareholders’ equity	11,860	11,329
Total liabilities and shareholders’ equity	$35,324	$34,466
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2020	$1,588	$8,285	$(1,639)	$3,095	$11,329
Net income	—	—	197	—	197
Appropriation of retained earnings for future dividends	—	—	(197)	197	—
Common stock dividends	—	—	—	(127)	(127)
Contributions from parent	—	198	—	—	198
Balance, March 31, 2021	$1,588	$8,483	$(1,639)	$3,165	$11,597
Net income	—	—	192	—	192
Appropriation of retained earnings for future dividends	—	—	(192)	192	—
Common stock dividends	—	—	—	(126)	(126)
Contributions from parent	—	197	—	—	197
Balance, June 30, 2021	$1,588	$8,680	$(1,639)	$3,231	$11,860

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Other Paid-In Capital	Retained Deficit Unappropriated	Retained Earnings Appropriated	Total Shareholders’ Equity
Balance, December 31, 2019	$1,588	$7,572	$(1,639)	$3,156	$10,677
Net income	—	—	168	—	168
Appropriation of retained earnings for future dividends	—	—	(168)	168	—
Common stock dividends	—	—	—	(125)	(125)
Contributions from parent	—	125	—	—	125
Balance, March 31, 2020	$1,588	$7,697	$(1,639)	$3,199	$10,845
Net loss	—	—	(61)	—	(61)
Common stock dividends	—	—	—	(124)	(124)
Contributions from parent	—	124	—	—	124
Balance, June 30, 2020	$1,588	$7,821	$(1,700)	$3,075	$10,784
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues
Electric operating revenues	$602	$580	$1,251	$1,180
Natural gas operating revenues	82	95	310	304
Revenues from alternative revenue programs	7	4	17	5
Operating revenues from affiliates	2	2	4	4
Total operating revenues	693	681	1,582	1,493
Operating expenses
Purchased power	145	142	334	306
Purchased fuel	22	34	108	117
Purchased power from affiliate	40	40	81	76
Operating and maintenance	166	235	360	414
Operating and maintenance from affiliates	43	40	83	78
Depreciation and amortization	87	88	173	173
Taxes other than income taxes	49	39	92	78
Total operating expenses	552	618	1,231	1,242
Operating income	141	63	351	251
Other income and (deductions)
Interest expense, net	(39)	(33)	(74)	(65)
Interest expense to affiliates	(3)	(3)	(6)	(6)
Other, net	7	5	12	7
Total other income and (deductions)	(35)	(31)	(68)	(64)
Income before income taxes	106	32	283	187
Income taxes	2	(7)	12	9
Net income	$104	$39	$271	$178
Comprehensive income	$104	$39	$271	$178
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$271	$178
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	173	173
Deferred income taxes and amortization of investment tax credits	21	6
Other non-cash operating activities	(5)	25
Changes in assets and liabilities:
Accounts receivable	86	22
Receivables from and payables to affiliates, net	2	3
Inventories	3	10
Accounts payable and accrued expenses	(46)	27
Income taxes	24	15
Pension and non-pension postretirement benefit contributions	(15)	(18)
Other assets and liabilities	(140)	(48)
Net cash flows provided by operating activities	374	393
Cash flows from investing activities
Capital expenditures	(577)	(512)
Changes in Exelon intercompany money pool	—	68
Other investing activities	4	3
Net cash flows used in investing activities	(573)	(441)
Cash flows from financing activities
Issuance of long-term debt	375	350
Changes in Exelon intercompany money pool	(40)	—
Dividends paid on common stock	(169)	(170)
Contributions from parent	395	231
Other financing activities	(4)	(3)
Net cash flows provided by financing activities	557	408
Increase in cash, restricted cash, and cash equivalents	358	360
Cash, restricted cash, and cash equivalents at beginning of period	26	27
Cash, restricted cash, and cash equivalents at end of period	$384	$387

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(16)	$42
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$376	$19
Restricted cash and cash equivalents	8	7
Accounts receivable
Customer accounts receivable	419	511
Customer allowance for credit losses	(111)	(116)
Customer accounts receivable, net	308	395
Other accounts receivable	106	130
Other allowance for credit losses	(7)	(8)
Other accounts receivable, net	99	122
Receivables from affiliates	—	2
Inventories, net
Fossil fuel	25	33
Materials and supplies	42	38
Prepaid utility taxes	76	—
Regulatory assets	30	25
Other	37	21
Total current assets	1,001	662
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,906 and $3,843 as of June 30, 2021 and December 31, 2020, respectively)	10,581	10,181
Deferred debits and other assets
Regulatory assets	866	776
Investments	32	30
Receivables from affiliates	571	475
Prepaid pension asset	387	375
Other	53	32
Total deferred debits and other assets	1,909	1,688
Total assets	$13,491	$12,531
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$300	$300
Accounts payable	436	479
Accrued expenses	125	129
Payables to affiliates	50	50
Borrowings from Exelon intercompany money pool	—	40
Customer deposits	50	59
Regulatory liabilities	109	121
Other	29	30
Total current liabilities	1,099	1,208
Long-term debt	3,825	3,453
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,345	2,242
Asset retirement obligations	29	29
Non-pension postretirement benefits obligations	287	286
Regulatory liabilities	600	503
Other	92	93
Total deferred credits and other liabilities	3,353	3,153
Total liabilities	8,461	7,998
Commitments and contingencies
Shareholder’s equity
Common stock	3,409	3,014
Retained earnings	1,621	1,519
Total shareholder’s equity	5,030	4,533
Total liabilities and shareholder's equity	$13,491	$12,531
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$3,014	$1,519	$4,533
Net income	—	167	167
Common stock dividends	—	(85)	(85)
Balance, March 31, 2021	$3,014	$1,601	$4,615
Net income	—	104	104
Common stock dividends	—	(84)	(84)
Contributions from parent	395	—	395
Balance, June 30, 2021	$3,409	$1,621	$5,030

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$2,766	$1,412	$4,178
Net income	—	140	140
Common stock dividends	—	(85)	(85)
Contributions from parent	231	—	231
Balance, March 31, 2020	$2,997	$1,467	$4,464
Net income	—	39	39
Common stock dividends	—	(85)	(85)
Balance, June 30, 2020	$2,997	$1,421	$4,418
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues
Electric operating revenues	$560	$530	$1,180	$1,125
Natural gas operating revenues	125	119	455	419
Revenues from alternative revenue programs	(10)	(37)	8	—
Operating revenues from affiliates	7	4	13	10
Total operating revenues	682	616	1,656	1,554
Operating expenses
Purchased power	133	107	295	221
Purchased fuel	27	18	126	95
Purchased power and fuel from affiliate	59	69	129	167
Operating and maintenance	147	146	299	293
Operating and maintenance from affiliates	46	41	91	83
Depreciation and amortization	141	129	293	272
Taxes other than income taxes	67	63	139	132
Total operating expenses	620	573	1,372	1,263
Operating income	62	43	284	291
Other income and (deductions)
Interest expense, net	(34)	(32)	(67)	(64)
Other, net	9	6	16	10
Total other income and (deductions)	(25)	(26)	(51)	(54)
Income before income taxes	37	17	233	237
Income taxes	(8)	(22)	(21)	18
Net income	$45	$39	$254	$219
Comprehensive income	$45	$39	$254	$219
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$254	$219
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	293	272
Deferred income taxes and amortization of investment tax credits	11	22
Other non-cash operating activities	28	50
Changes in assets and liabilities:
Accounts receivable	73	19
Receivables from and payables to affiliates, net	(19)	(26)
Inventories	(9)	10
Accounts payable and accrued expenses	(51)	(15)
Collateral posted, net	2	—
Income taxes	(27)	26
Pension and non-pension postretirement benefit contributions	(71)	(68)
Other assets and liabilities	(96)	(5)
Net cash flows provided by operating activities	388	504
Cash flows from investing activities
Capital expenditures	(620)	(548)
Other investing activities	10	(4)
Net cash flows used in investing activities	(610)	(552)
Cash flows from financing activities
Changes in short-term borrowings	—	(76)
Issuance of long-term debt	600	400
Dividends paid on common stock	(146)	(123)
Contributions from parent	—	26
Other financing activities	(6)	(8)
Net cash flows provided by financing activities	448	219
Increase in cash, restricted cash, and cash equivalents	226	171
Cash, restricted cash, and cash equivalents at beginning of period	145	25
Cash, restricted cash, and cash equivalents at end of period	$371	$196

Supplemental cash flow information
Decrease in capital expenditures not paid	$(71)	$(14)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$368	$144
Restricted cash and cash equivalents	3	1
Accounts receivable
Customer accounts receivable	398	487
Customer allowance for credit losses	(27)	(35)
Customer accounts receivable, net	371	452
Other accounts receivable	146	117
Other allowance for credit losses	(8)	(9)
Other accounts receivable, net	138	108
Receivables from affiliates	—	3
Inventories, net
Fossil fuel	27	25
Materials and supplies	48	41
Regulatory assets	177	168
Other	9	6
Total current assets	1,141	948
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,151 and $4,034 as of June 30, 2021 and December 31, 2020, respectively)	10,200	9,872
Deferred debits and other assets
Regulatory assets	473	481
Investments	13	10
Prepaid pension asset	302	270
Other	57	69
Total deferred debits and other assets	845	830
Total assets	$12,186	$11,650
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$300	$300
Accounts payable	287	346
Accrued expenses	138	205
Payables to affiliates	41	61
Customer deposits	101	110
Regulatory liabilities	32	30
Other	87	91
Total current liabilities	986	1,143
Long-term debt	3,959	3,364
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,643	1,521
Asset retirement obligations	24	23
Non-pension postretirement benefits obligations	179	189
Regulatory liabilities	998	1,109
Other	92	104
Total deferred credits and other liabilities	2,936	2,946
Total liabilities	7,881	7,453
Commitments and contingencies
Shareholder's equity
Common stock	2,318	2,318
Retained earnings	1,987	1,879
Total shareholder's equity	4,305	4,197
Total liabilities and shareholder's equity	$12,186	$11,650

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,318	$1,879	$4,197
Net income	—	209	209
Common stock dividends	—	(74)	(74)
Balance, March 31, 2021	$2,318	$2,014	$4,332
Net income	—	45	45
Common stock dividends	—	(72)	(72)
Balance, June 30, 2021	$2,318	$1,987	$4,305

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,907	$1,776	$3,683
Net income	—	181	181
Common stock dividends	—	(62)	(62)
Balance, March 31, 2020	$1,907	$1,895	$3,802
Net income	—	39	39
Common stock dividends	—	(62)	(62)
Contributions from parent	26	—	26
Balance, June 30, 2020	$1,933	$1,872	$3,805
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues
Electric operating revenues	$1,071	$1,047	$2,195	$2,133
Natural gas operating revenues	24	30	94	94
Revenues from alternative revenue programs	41	(64)	88	(47)
Operating revenues from affiliates	4	3	7	7
Total operating revenues	1,140	1,016	2,384	2,187
Operating expenses
Purchased power	308	286	656	586
Purchased fuel	9	11	41	42
Purchased power from affiliates	79	78	177	182
Operating and maintenance	217	245	434	464
Operating and maintenance from affiliates	39	36	79	74
Depreciation and amortization	194	191	404	385
Taxes other than income taxes	109	109	222	222
Total operating expenses	955	956	2,013	1,955
Gain on sales of assets	—	—	—	2
Operating income	185	60	371	234
Other income and (deductions)
Interest expense, net	(67)	(67)	(134)	(134)
Other, net	20	14	36	26
Total other income and (deductions)	(47)	(53)	(98)	(108)
Income before income taxes	138	7	273	126
Income taxes	(3)	(87)	5	(76)
Equity in earnings of unconsolidated affiliate	—	—	1	—
Net income	$141	$94	$269	$202
Comprehensive income	$141	$94	$269	$202
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$269	$202
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	404	385
Deferred income taxes and amortization of investment tax credits	10	(74)
Other non-cash operating activities	(50)	107
Changes in assets and liabilities:
Accounts receivable	(30)	(64)
Receivables from and payables to affiliates, net	(22)	(22)
Inventories	3	6
Accounts payable and accrued expenses	(35)	14
Income taxes	(1)	(30)
Pension and non-pension postretirement benefit contributions	(40)	(31)
Other assets and liabilities	(131)	(146)
Net cash flows provided by operating activities	377	347
Cash flows from investing activities
Capital expenditures	(889)	(686)
Other investing activities	(2)	2
Net cash flows used in investing activities	(891)	(684)
Cash flows from financing activities
Changes in short-term borrowings	(36)	(189)
Issuance of long-term debt	625	373
Retirement of long-term debt	(249)	(35)
Changes in Exelon intercompany money pool	(12)	10
Distributions to member	(414)	(268)
Contributions from member	560	359
Other financing activities	(8)	(8)
Net cash flows provided by financing activities	466	242
Decrease in cash, restricted cash, and cash equivalents	(48)	(95)
Cash, restricted cash, and cash equivalents at beginning of period	160	181
Cash, restricted cash, and cash equivalents at end of period	$112	$86

Supplemental cash flow information
Decrease in capital expenditures not paid	$(41)	$(24)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$61	$111
Restricted cash and cash equivalents	42	39
Accounts receivable
Customer accounts receivable	617	611
Customer allowance for credit losses	(93)	(86)
Customer accounts receivable, net	524	525
Other accounts receivable	286	260
Other allowance for credit losses	(38)	(33)
Other accounts receivable, net	248	227
Receivables from affiliates	1	8
Inventories, net
Fossil fuel	5	6
Materials and supplies	196	198
Regulatory assets	431	440
Other	77	45
Total current assets	1,585	1,599
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,827 and $1,811 as of June 30, 2021 and December 31, 2020, respectively)	15,927	15,377
Deferred debits and other assets
Regulatory assets	1,898	1,933
Investments	145	140
Goodwill	4,005	4,005
Prepaid pension asset	370	365
Deferred income taxes	10	10
Other	295	307
Total deferred debits and other assets	6,723	6,760
Total assets(a)	$24,235	$23,736
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$332	$368
Long-term debt due within one year	300	347
Accounts payable	517	539
Accrued expenses	246	299
Payables to affiliates	75	104
Borrowings from Exelon intercompany money pool	9	21
Customer deposits	89	106
Regulatory liabilities	123	137
Unamortized energy contract liabilities	92	92
Other	131	141
Total current liabilities	1,914	2,154
Long-term debt	7,069	6,659
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,541	2,439
Asset retirement obligations	59	59
Non-pension postretirement benefit obligations	75	86
Regulatory liabilities	1,338	1,438
Unamortized energy contract liabilities	190	235
Other	590	622
Total deferred credits and other liabilities	4,793	4,879
Total liabilities(a)	13,776	13,692
Commitments and contingencies
Member's equity
Membership interest	10,672	10,112
Undistributed losses	(213)	(68)
Total member's equity	10,459	10,044
Total liabilities and member's equity	$24,235	$23,736
__________
(a)PHI’s consolidated total assets include $16 million and $18 million at June 30, 2021 and December 31, 2020, respectively, of PHI's consolidated VIE that can only be used to settle the liabilities of the VIE. PHI’s consolidated total liabilities include $15 million and $26 million at June 30, 2021 and December 31, 2020, respectively, of PHI's consolidated VIE for which the VIE creditors do not have recourse to PHI. See Note 17 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2020	$10,112	$(68)	$10,044
Net income	—	128	128
Distributions to member	—	(81)	(81)
Contributions from member	560	—	560
Balance, March 31, 2021	$10,672	$(21)	$10,651
Net income	—	141	141
Distributions to member	—	(333)	(333)
Balance, June 30, 2021	$10,672	$(213)	$10,459

	Six Months Ended June 30, 2020
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2019	$9,618	$(10)	$9,608
Net income	—	108	108
Distributions to member	—	(134)	(134)
Contributions from member	144	—	144
Balance, March 31, 2020	$9,762	$(36)	$9,726
Net income	—	94	94
Distributions to member	—	(134)	(134)
Contributions from member	215	—	215
Balance, June 30, 2020	$9,977	$(76)	$9,901
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues
Electric operating revenues	$503	$506	$1,027	$1,034
Revenues from alternative revenue programs	19	(13)	46	2
Operating revenues from affiliates	1	1	3	3
Total operating revenues	523	494	1,076	1,039
Operating expenses
Purchased power	76	78	168	164
Purchased power from affiliate	57	60	130	139
Operating and maintenance	62	67	118	128
Operating and maintenance from affiliates	51	52	103	103
Depreciation and amortization	96	92	199	186
Taxes other than income taxes	87	87	177	179
Total operating expenses	429	436	895	899
Operating income	94	58	181	140
Other income and (deductions)
Interest expense, net	(35)	(34)	(69)	(68)
Other, net	13	9	25	18
Total other income and (deductions)	(22)	(25)	(44)	(50)
Income before income taxes	72	33	137	90
Income taxes	(3)	(24)	3	(19)
Net income	$75	$57	$134	$109
Comprehensive income	$75	$57	$134	$109
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$134	$109
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	199	186
Deferred income taxes and amortization of investment tax credits	10	(22)
Other non-cash operating activities	(43)	11
Changes in assets and liabilities:
Accounts receivable	(23)	(45)
Receivables from and payables to affiliates, net	(11)	(22)
Inventories	1	3
Accounts payable and accrued expenses	(26)	11
Income taxes	(20)	(18)
Pension and non-pension postretirement benefit contributions	(7)	(6)
Other assets and liabilities	(79)	(52)
Net cash flows provided by operating activities	135	155
Cash flows from investing activities
Capital expenditures	(439)	(324)
Other investing activities	(2)	(3)
Net cash flows used in investing activities	(441)	(327)
Cash flows from financing activities
Changes in short-term borrowings	119	(68)
Issuance of long-term debt	150	150
Retirement of long-term debt	—	(1)
Changes in PHI intercompany money pool	9	50
Dividends paid on common stock	(123)	(101)
Contributions from parent	138	137
Other financing activities	(2)	(6)
Net cash flows provided by financing activities	291	161
Decrease in cash, restricted cash, and cash equivalents	(15)	(11)
Cash, restricted cash, and cash equivalents at beginning of period	65	63
Cash, restricted cash, and cash equivalents at end of period	$50	$52

Supplemental cash flow information
Decrease in capital expenditures not paid	$(15)	$(28)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$17	$30
Restricted cash and cash equivalents	33	35
Accounts receivable
Customer accounts receivable	290	279
Customer allowance for credit losses	(38)	(32)
Customer accounts receivable, net	252	247
Other accounts receivable	155	131
Other allowance for credit losses	(16)	(13)
Other accounts receivable, net	139	118
Receivables from affiliates	—	2
Inventories, net	110	111
Regulatory assets	215	214
Other	13	13
Total current assets	779	770
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,782 and $3,697 as of June 30, 2021 and December 31, 2020, respectively)	7,771	7,456
Deferred debits and other assets
Regulatory assets	571	570
Investments	118	115
Prepaid pension asset	282	284
Other	67	69
Total deferred debits and other assets	1,038	1,038
Total assets	$9,588	$9,264
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$154	$35
Long-term debt due within one year	204	3
Accounts payable	215	226
Accrued expenses	123	164
Payables to affiliates	42	55
Borrowings from PHI intercompany money pool	9	—
Customer deposits	41	51
Regulatory liabilities	38	46
Merger related obligation	29	33
Current portion of DC PLUG obligation	30	30
Other	29	31
Total current liabilities	914	674
Long-term debt	3,114	3,162
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,244	1,189
Asset retirement obligations	39	39
Non-pension postretirement benefit obligations	7	13
Regulatory liabilities	599	644
Other	319	340
Total deferred credits and other liabilities	2,208	2,225
Total liabilities	6,236	6,061
Commitments and contingencies
Shareholder's equity
Common stock	2,196	2,058
Retained earnings	1,156	1,145
Total shareholder's equity	3,352	3,203
Total liabilities and shareholder's equity	$9,588	$9,264
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,058	$1,145	$3,203
Net income	—	59	59
Common stock dividends	—	(28)	(28)
Contributions from parent	138	—	138
Balance, March 31, 2021	$2,196	$1,176	$3,372
Net income	—	75	75
Common stock dividends	—	(95)	(95)
Balance, June 30, 2021	$2,196	$1,156	$3,352

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,796	$1,111	$2,907
Net income	—	52	52
Common stock dividends	—	(28)	(28)
Contributions from parent	137	—	137
Balance, March 31, 2020	$1,933	$1,135	$3,068
Net income	—	57	57
Common stock dividends	—	(73)	(73)
Balance, June 30, 2020	$1,933	$1,119	$3,052

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues
Electric operating revenues	$262	$260	$562	$543
Natural gas operating revenues	24	30	95	94
Revenues from alternative revenue programs	10	(25)	19	(24)
Operating revenues from affiliates	2	2	4	4
Total operating revenues	298	267	680	617
Operating expenses
Purchased power	82	80	185	169
Purchased fuel	9	11	41	42
Purchased power from affiliates	17	16	37	38
Operating and maintenance	41	54	85	97
Operating and maintenance from affiliates	39	38	79	75
Depreciation and amortization	51	47	104	94
Taxes other than income taxes	16	17	33	32
Total operating expenses	255	263	564	547
Operating income	43	4	116	70
Other income and (deductions)
Interest expense, net	(16)	(15)	(30)	(31)
Other, net	4	2	6	5
Total other income and (deductions)	(12)	(13)	(24)	(26)
Income (loss) before income taxes	31	(9)	92	44
Income taxes	1	(28)	6	(20)
Net income	$30	$19	$86	$64
Comprehensive income	$30	$19	$86	$64
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$86	$64
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	104	94
Deferred income taxes and amortization of investment tax credits	4	(19)
Other non-cash operating activities	(12)	40
Changes in assets and liabilities:
Accounts receivable	24	6
Receivables from and payables to affiliates, net	(12)	(2)
Accounts payable and accrued expenses	7	3
Income taxes	14	(12)
Other assets and liabilities	(22)	(21)
Net cash flows provided by operating activities	193	153
Cash flows from investing activities
Capital expenditures	(211)	(184)
Changes in PHI intercompany money pool	(9)	(55)
Other investing activities	1	(3)
Net cash flows used in investing activities	(219)	(242)
Cash flows from financing activities
Changes in short-term borrowings	(146)	(56)
Issuance of long-term debt	125	100
Retirement of long-term debt	—	(1)
Dividends paid on common stock	(63)	(66)
Contributions from parent	120	106
Other financing activities	(3)	(1)
Net cash flows provided by financing activities	33	82
Increase (decrease) in cash, restricted cash, and cash equivalents	7	(7)
Cash, restricted cash, and cash equivalents at beginning of period	15	13
Cash, restricted cash, and cash equivalents at end of period	$22	$6

Supplemental cash flow information
Decrease in capital expenditures not paid	$(14)	$(4)
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$17	$15
Restricted cash and cash equivalents	5	—
Accounts receivable
Customer accounts receivable	139	176
Customer allowance for credit losses	(19)	(22)
Customer accounts receivable, net	120	154
Other accounts receivable	62	68
Other allowance for credit losses	(9)	(9)
Other accounts receivable, net	53	59
Receivables from affiliates	—	1
Receivable from PHI intercompany pool	9	—
Inventories, net
Fossil fuel	5	6
Materials and supplies	52	51
Prepaid utility taxes	—	11
Regulatory assets	70	58
Renewable energy credits	18	10
Other	3	3
Total current assets	352	368
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,571 and $1,533 as of June 30, 2021 and December 31, 2020, respectively)	4,425	4,314
Deferred debits and other assets
Regulatory assets	223	222
Goodwill	8	8
Prepaid pension asset	159	162
Other	62	66
Total deferred debits and other assets	452	458
Total assets	$5,229	$5,140
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$146
Long-term debt due within one year	82	82
Accounts payable	125	126
Accrued expenses	40	46
Payables to affiliates	23	36
Customer deposits	28	32
Regulatory liabilities	46	47
Other	14	20
Total current liabilities	358	535
Long-term debt	1,722	1,595
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	745	715
Asset retirement obligations	14	14
Non-pension postretirement benefits obligations	13	15
Regulatory liabilities	462	493
Other	96	97
Total deferred credits and other liabilities	1,330	1,334
Total liabilities	3,410	3,464
Commitments and contingencies
Shareholder's equity
Common stock	1,209	1,089
Retained earnings	610	587
Total shareholder's equity	1,819	1,676
Total liabilities and shareholder's equity	$5,229	$5,140
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$1,089	$587	$1,676
Net income	—	56	56
Common stock dividends	—	(40)	(40)
Contributions from parent	120	—	120
Balance, March 31, 2021	$1,209	$603	$1,812
Net income	—	30	30
Common stock dividends	—	(23)	(23)
Balance, June 30, 2021	$1,209	$610	$1,819

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$977	$603	$1,580
Net income	—	45	45
Common stock dividends	—	(52)	(52)
Contributions from parent	6	—	6
Balance, March 31, 2020	$983	$596	$1,579
Net income	—	19	19
Common stock dividends	—	(14)	(14)
Contributions from parent	100	—	100
Balance, June 30, 2020	$1,083	$601	$1,684

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating revenues
Electric operating revenues	$306	$281	$605	$556
Revenues from alternative revenue programs	12	(26)	23	(25)
Operating revenues from affiliates	1	1	1	1
Total operating revenues	319	256	629	532
Operating expenses
Purchased power	149	128	302	254
Purchased power from affiliate	5	2	9	5
Operating and maintenance	39	48	82	94
Operating and maintenance from affiliates	34	34	68	66
Depreciation and amortization	40	44	87	86
Taxes other than income taxes	2	2	4	4
Total operating expenses	269	258	552	509
Gain on sale of assets	—	—	—	2
Operating income (loss)	50	(2)	77	25
Other income and (deductions)
Interest expense, net	(14)	(15)	(29)	(29)
Other, net	—	2	2	3
Total other income and (deductions)	(14)	(13)	(27)	(26)
Income (loss) before income taxes	36	(15)	50	(1)
Income taxes	(1)	(33)	(1)	(32)
Net income	$37	$18	$51	$31
Comprehensive income	$37	$18	$51	$31
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$51	$31
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	87	86
Deferred income taxes and amortization of investment tax credits	(2)	(30)
Other non-cash operating activities	(14)	34
Changes in assets and liabilities:
Accounts receivable	(30)	(23)
Receivables from and payables to affiliates, net	4	9
Inventories	2	2
Accounts payable and accrued expenses	(2)	17
Income taxes	2	2
Pension and non-pension postretirement benefit contributions	(3)	(2)
Other assets and liabilities	(25)	(68)
Net cash flows provided by operating activities	70	58
Cash flows from investing activities
Capital expenditures	(239)	(178)
Other investing activities	—	5
Net cash flows used in investing activities	(239)	(173)
Cash flows from financing activities
Changes in short-term borrowings	(9)	(65)
Issuance of long-term debt	350	123
Retirement of long-term debt	(249)	(34)
Changes in PHI intercompany money pool	—	5
Dividends paid on common stock	(229)	(35)
Contributions from parent	303	116
Other financing activities	(4)	(1)
Net cash flows provided by financing activities	162	109
Decrease in cash, restricted cash, and cash equivalents	(7)	(6)
Cash, restricted cash, and cash equivalents at beginning of period	30	28
Cash, restricted cash, and cash equivalents at end of period	$23	$22

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(13)	$7
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$11	$17
Restricted cash and cash equivalents	3	3
Accounts receivable
Customer accounts receivable	188	156
Customer allowance for credit losses	(36)	(32)
Customer accounts receivable, net	152	124
Other accounts receivable	69	72
Other allowance for credit losses	(13)	(11)
Other accounts receivable, net	56	61
Receivables from affiliates	1	6
Inventories, net	35	37
Prepaid utility taxes	37	—
Regulatory assets	53	75
Other	5	3
Total current assets	353	326
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,358 and $1,303 as of June 30, 2021 and December 31, 2020, respectively)	3,614	3,475
Deferred debits and other assets
Regulatory assets	422	395
Prepaid pension asset	35	40
Other	49	50
Total deferred debits and other assets	506	485
Total assets(a)	$4,473	$4,286
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2021	December 31, 2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$178	$187
Long-term debt due within one year	13	261
Accounts payable	170	177
Accrued expenses	38	46
Payables to affiliates	30	31
Customer deposits	20	23
Regulatory liabilities	39	44
Other	11	11
Total current liabilities	499	780
Long-term debt	1,502	1,152
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	643	624
Non-pension postretirement benefit obligations	14	17
Regulatory liabilities	252	274
Other	47	48
Total deferred credits and other liabilities	956	963
Total liabilities(a)	2,957	2,895
Commitments and contingencies
Shareholder's equity
Common stock	1,574	1,271
Retained (deficit) earnings	(58)	120
Total shareholder's equity	1,516	1,391
Total liabilities and shareholder's equity	$4,473	$4,286
__________
(a)ACE’s consolidated total assets include $12 million and $13 million at June 30, 2021 and December 31, 2020, respectively, of ACE's consolidated VIE that can only be used to settle the liabilities of the VIE. ACE’s consolidated total liabilities include $11 million and $21 million at June 30, 2021 and December 31, 2020, respectively, of ACE's consolidated VIE for which the VIE creditors do not have recourse to ACE. See Note 17 — Variable Interest Entities for additional information.
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance, December 31, 2020	$1,271	$120	$1,391
Net income	—	14	14
Common stock dividends	—	(14)	(14)
Contributions from parent	303	—	303
Balance, March 31, 2021	$1,574	$120	$1,694
Net income	—	37	37
Common stock dividends	—	(215)	(215)
Balance, June 30, 2021	$1,574	$(58)	$1,516

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2019	$1,154	$122	$1,276
Net income	—	13	13
Common stock dividends	—	(23)	(23)
Contributions from parent	1	—	1
Balance, March 31, 2020	$1,155	$112	$1,267
Net income	—	18	18
Common stock dividends	—	(12)	(12)
Contributions from parent	115	—	115
Balance, June 30, 2020	$1,270	$118	$1,388

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
The accompanying consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
disclosed. The December 31, 2020 Consolidated Balance Sheets were derived from audited financial statements. Financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2021. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
2. Mergers, Acquisitions, and Dispositions (Exelon and Generation)
CENG Put Option (Exelon and Generation)
Generation owns a 50.01% membership interest in CENG, a joint venture with EDF, which wholly owns the Calvert Cliffs and Ginna nuclear stations and Nine Mile Point Unit 1, in addition to an 82% undivided ownership interest in Nine Mile Point Unit 2. CENG is 100% consolidated in Exelon's and Generation's financial statements. See Note 17 — Variable Interest Entities for additional information.
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
The Put Option Agreement provides that the purchase price is to be determined by agreement of the parties, or absent such agreement, by a third-party arbitration process. The third parties determining fair market value of EDF’s 49.99% interest are to take into consideration all rights and obligations under the LLC Operating Agreement and Employee Matters Agreement including but not limited to Generation’s rights with respect to any unpaid aggregate preferred distributions and the related return. As of June 30, 2021, the total unpaid aggregate preferred distributions and related return owed to Generation is $645 million.
On November 20, 2019, Generation received notice of EDF’s intention to exercise the put option to sell its interest in CENG to Generation, and the put automatically exercised on January 19, 2020 at the end of the sixty-day advance notice period. At this time, Generation cannot reasonably predict the ultimate purchase price that will be paid to EDF for its interest in CENG. The transaction required approval by the FERC and the NYPSC, which approvals were received on July 30, 2020 and April 15, 2021, respectively. The sale process is currently expected to close in the second half of 2021. EDF has not exercised its right to withdraw the exercise of the put, which right became effective on July 19, 2021.
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
Agreement for the Sale of a Generation Biomass Facility (Exelon and Generation)
On April 28, 2021, Generation and ReGenerate Energy Holdings, LLC (“ReGenerate”) entered into a purchase agreement, under which ReGenerate agreed to purchase Generation’s interest in the Albany Green Energy biomass facility. As a result, in the second quarter of 2021, Exelon and Generation recorded a pre-tax impairment charge of $140 million within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income. Completion of the transaction was subject to the satisfaction of various customary closing conditions which were satisfied in the second quarter of 2021. The sale was completed on June 30, 2021 for a net purchase price of $36 million.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois(a)	April 16, 2020	Electric	$(11)	$(14)	8.38%	December 9, 2020	January 1, 2021
PECO - Pennsylvania	September 30, 2020	Natural Gas	69	29	10.24%	June 22, 2021	July 1, 2021
BGE - Maryland(b)	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia(c)	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.275%	June 8, 2021	July 1, 2021
Pepco - Maryland(d)	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
ACE - New Jersey(e)	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022
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
(b)Reflects a three-year cumulative multi-year plan for 2021 through 2023. The MDPSC awarded BGE electric revenue requirement increases of $59 million, $39 million, and $42 million, before offsets, in 2021, 2022, and 2023, respectively, and natural gas revenue requirement increases of $53 million, $11 million, and $10 million, before offsets, in 2021, 2022, and 2023, respectively. BGE proposed to use certain tax benefits to fully offset the increases in 2021 and 2022 and partially offset the increase in 2023. However, the MDPSC only utilized the tax benefits to fully offset the increases in 2021 such that customer rates will remain unchanged from 2020 to 2021. The MDPSC has deferred a decision on whether to use certain tax benefits to offset the customer rate increases in 2022 and 2023 and BGE cannot predict the outcome.
(c)Reflects a cumulative multi-year plan with 18-months remaining in 2021 through 2022. The DCPSC awarded Pepco electric incremental revenue requirement increases of $42 million and $67 million, before offsets, for the remainder of 2021 and 2022, respectively. However, the DCPSC utilized the acceleration of refunds for certain tax benefits along with other rate relief to partially offset the customer rate increases by $22 million and $40 million for the remainder of 2021 and 2022, respectively.
(d)Reflects a three-year cumulative multi-year plan for April 1, 2021 through March 31, 2024. The MDPSC awarded Pepco electric incremental revenue requirement increases of $21 million, $16 million, and $15 million, before offsets, for the 12-month periods ending March 31, 2022, 2023, and 2024, respectively. Pepco proposed to utilize certain tax benefits to fully offset the increase through 2023 and partially offset customer rate increases in 2024. However, the MDPSC only utilized the acceleration of refunds for certain tax benefits to fully offset the increases such that customer rates remain unchanged through March 31, 2022. The MDPSC has deferred decision on whether to use additional tax benefits to offset customer rate increases for periods after March 31, 2022 and Pepco cannot predict the outcome.
(e)Requested and approved increases are before New Jersey sales and use tax. The order allows ACE to retain approximately $11 million of certain tax benefits which will result in a decrease to income tax expense within Exelon's, PHI's, and ACE's Consolidated Statements of Operations and Comprehensive Income in the third quarter of 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	April 16, 2021	Electric	$51	7.36%	Fourth quarter of 2021
PECO - Pennsylvania	March 30, 2021	Electric	246	10.95%	Fourth quarter of 2021
DPL - Delaware(b)	March 6, 2020 (amended February 2, 2021)	Electric	23	10.3%	Third quarter of 2021
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
(b)The rates went into effect on October 6, 2020, subject to refund.
Transmission Formula Rates
The Utility Registrants' transmission rates are each established based on a FERC-approved formula. ComEd, BGE, Pepco, DPL, and ACE are required to file an annual update to the FERC-approved formula on or before May 15, and PECO is required to file on or before May 31, with the resulting rates effective on June 1 of the same year. The annual update for ComEd is based on prior year actual costs and current year projected capital additions (initial year revenue requirement). The annual update for PECO is based on prior year actual costs and current year projected capital additions, accumulated depreciation, and accumulated deferred income taxes. The annual update for BGE, Pepco, DPL, and ACE is based on prior year actual costs and current year projected capital additions, accumulated depreciation, depreciation and amortization expense, and accumulated deferred income taxes. The update for ComEd also reconciles any differences between the revenue requirement in effect beginning June 1 of the prior year and actual costs incurred for that year (annual reconciliation). The update for PECO, BGE, Pepco, DPL, and ACE also reconciles any differences between the actual costs and actual revenues for the calendar year (annual reconciliation).
For 2021, the following total increases/(decreases) were included in the Utility Registrants’ electric transmission formula rate updates:

Registrant(a)	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Increase	Total Revenue Requirement Increase(b)	Allowed Return on Rate Base(c)	Allowed ROE(d)
ComEd	$33	$12	$45	8.20%	11.50%
PECO	(2)	26	24	7.37%	10.35%
BGE	38	27	65	7.35%	10.50%
Pepco	(9)	21	12	7.68%	10.50%
DPL	19	33	52	7.20%	10.50%
ACE	27	24	51	7.45%	10.50%
__________
(a)All rates are effective June 1, 2021 - May 31, 2022, subject to review by interested parties pursuant to review protocols of each Utility Registrants' tariff.
(b)In 2020, ComEd, BGE, Pepco, DPL, and ACE's transmission revenue requirement included a one-time decrease in accordance with the April 24, 2020 settlement agreement related to excess deferred income taxes which now completed has resulted in an increase to the 2021 transmission revenue requirement. In 2020, PECO's transmission revenue requirement included a one-time decrease in accordance with the December 5, 2019 settlement agreement related to refunds which now completed has resulted in an increase to the 2021 transmission revenue requirement.
(c)Represents the weighted average debt and equity return on transmission rate bases.
(d)As part of the FERC-approved settlements of ComEd’s 2007 and PECO's 2017 rate cases, the rate of return on common equity is 11.50% and 10.35%, respectively, inclusive of a 50-basis-point incentive adder for being a member of a RTO, and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55% and 55.75%, respectively. As part of the FERC-approved settlement of the ROE complaint against BGE, Pepco, DPL, and ACE, the rate of return on common equity is 10.50%, inclusive of a 50-basis-point incentive adder for being a member of a RTO.
Other State Regulatory Matters
Illinois Regulatory Matters
Energy Efficiency Formula Rate (Exelon and ComEd). ComEd filed its annual energy efficiency formula rate update with the ICC on June 1, 2021. The filing establishes the revenue requirement used to set the rates that will take effect in January 2022 after the ICC’s review and approval. The requested revenue requirement update is based on a reconciliation of the 2020 actual costs plus projected 2022 expenditures.

Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Increase	Requested Return on Rate Base(a)	Requested ROE
$55	$(1)	$54	5.72%	7.36%
__________
(a)The requested revenue requirement increase provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 5.72% inclusive of an allowed ROE of 7.36%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. For the 2020 reconciliation year, the requested revenue requirement provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 6.26% inclusive of an allowed ROE of 8.46%, which includes an upward performance adjustment that increased the ROE. The performance adjustment can either increase or decrease the ROE based upon the achievement of energy efficiency savings goals.
Maryland Regulatory Matters
Maryland Order Directing the Distribution of Energy Assistance Funds (Exelon, BGE, PHI, Pepco, and DPL). On June 15, 2021, the MDPSC issued an order authorizing the disbursal of funds to utilities in accordance with Maryland COVID-19 relief legislation. Upon receipt, the funds are to be used to reduce or eliminate certain qualifying past-due residential customer receivables. Under this order, BGE, Pepco, and DPL received funds of $50 million, $12 million, and $8 million, respectively, in July 2021.
New Jersey Regulatory Matters
Advanced Metering Infrastructure Filing (Exelon, PHI, and ACE). On August 26, 2020, ACE filed an application with the NJBPU as was required seeking approval to deploy a smart energy network in alignment with New Jersey’s Energy Master Plan and Clean Energy Act. The proposal consisted of estimated costs totaling $220 million with deployment taking place over a 3-year implementation period from approximately 2021 to 2024 that involves the installation of an integrated system of smart meters for all customers accompanied by the requisite communications facilities and data management systems.
On July 14, 2021, the NJBPU approved the settlement filed by ACE and the third parties to the proceeding. The approved settlement addresses all material aspects of ACE's smart energy network deployment plan, including cost recovery of the investment costs, incremental O&M expenses, and the unrecovered balance of existing infrastructure through future distribution rates.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2020, unless noted below. See Note 3 — Regulatory Matters of the Exelon 2020 Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $116 million primarily due to an increase of $67 million in the Electric Distribution Formula Rate Annual Reconciliations regulatory asset and $85 million in the Energy Efficiency Costs regulatory asset, partially offset by a decrease of $36 million in the renewable energy regulatory asset.
PECO. Regulatory assets increased $95 million primarily due to an increase of $81 million in the Deferred Income Taxes regulatory asset and $12 million in the Vacation Accrual regulatory asset. Regulatory liabilities

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
increased by $85 million primarily due to an increase of $96 million in the Nuclear Decommissioning regulatory liability partially offset by a $13 million decrease in the Electric Energy and Natural Gas Costs regulatory liability.
BGE. Regulatory liabilities decreased $109 million primarily due to a decrease of $111 million in the Deferred Income Taxes regulatory liability.
Pepco. Regulatory liabilities decreased $53 million primarily due to a decrease of $46 million in the Deferred Income Taxes regulatory liability and $14 million in the Transmission Formula Rate regulatory liability partially offset by an increase of $10 million in various regulatory liabilities as a result of the Pepco DC multi-year plan.
DPL. Regulatory liabilities decreased $32 million primarily due to a decrease of $26 million in the Deferred Income Taxes regulatory liability and $9 million in the Transmission Formula Rate regulatory liability.
ACE. Regulatory liabilities decreased $27 million primarily due to a decrease of $20 million in the Deferred Income Taxes regulatory liability and $6 million in the Transmission Formula Rate regulatory liability.
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

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
June 30, 2021	$48	$1	$—	$41	$6	$3	$3	$—
December 31, 2020	51	(1)	—	45	7	4	3	—
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
The estimated impact to Exelon’s and Generation’s Net income for the six months ended June 30, 2021 arising from these market and weather conditions was a reduction of approximately $880 million. The estimated impact to Exelon's and Generation's Net income for the three months ended June 30, 2021 was not material. The ultimate impact to Exelon’s and Generation’s consolidated financial statements for the full year 2021 may be affected by a number of factors, including final settlement data, the impacts of customer and counterparty credit losses, any state or federal solutions to address the financial challenges caused by the event, and related litigation and contract disputes.
During February and March 2021, various parties with differing interests, including generators and retail providers, filed requests with the PUCT to void the PUCT’s orders setting prices at $9,000 per MWh during firm load shedding events. Other requests were made for the PUCT to enforce its order and reduce prices for 33 hours between February 18 and February 19 after firm load shedding ceased, and to cap ancillary services at $9,000 per MWh. On March 2, 2021, a third party filed a notice of appeal in the Court of Appeals for the Third

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
District of Texas challenging the validity of the PUCT’s actions. Generation intervened in that appeal and filed its initial brief on June 2, 2021. On April 19, 2021, Generation filed a declaratory action and request for judicial review of the PUCT’s orders setting prices at $9,000 per MWh in District Court of Travis County, Texas. Generation subsequently requested that the District Court of Travis County, Texas stay its proceeding pending action by the Court of Appeals in the third party proceeding. On May 17, 2021, Generation amended its petition for declaratory action and request for judicial review pending in the District Court of Travis County, Texas. Exelon and Generation cannot predict the outcome of these proceedings or the financial statement impact.
Due to these events, a number of ERCOT market participants experienced bankruptcies or defaulted on payments to ERCOT, resulting in approximately a $3.0 billion payment shortfall in collections, which is allocated to the remaining ERCOT market participants. As of June 30, 2021, Generation has recorded its portion of this obligation of approximately $17 million on a discounted basis, which is to be paid over a term of 83 years. ERCOT rules historically have limited recovery of default from market participants to $2.5 million per month market-wide. In February 2021, the PUCT gave ERCOT discretion to disregard those rules, but ERCOT has declined to exercise that discretion thus far. On March 8, 2021, a third party filed a notice of appeal in the Court of Appeals for the Third District of Texas challenging the validity of the PUCT's order to ERCOT in February 2021. Generation intervened in that appeal and filed its initial brief on July 7, 2021. On May 7, 2021, Generation filed a declaratory action and request for judicial review of the PUCT's order in the District Court of Travis County, Texas. Generation subsequently requested that the District Court of Travis County, Texas stay its proceeding pending action by the Court of Appeals in the third party proceeding. Exelon and Generation cannot predict the outcome of these proceedings or the financial statement impact. Additionally, several legislative proposals were introduced in the Texas legislature during February and March 2021 concerning the amount, timing and allocation of recovery of the $3.0 billion shortfall, as well as recovery of other costs associated with the PUCT's directive to set prices at $9,000 per MWh. Two of these proposals were enacted into law in June 2021 and establish financing mechanisms that ERCOT and certain market participants can utilize to fund amounts owed to ERCOT. Exelon and Generation are monitoring the implementation of the legislation, which could result in further adjustment to Generation's portion of the obligation.
In addition, other legislative proposals were introduced in the Texas legislature during February and March 2021 addressing cold-weather preparation for power plants and natural gas production and transportation infrastructure and the market structure for reliability services. The Texas legislature addressed these proposals by enacting a bill with a broad set of market reforms that, among other things, directed the PUCT to establish weatherization standards for electric generators within six months of enactment and gave the PUCT authority to impose administrative penalties if the new proposed standards, once adopted, are not met. On June 9, 2021, PUCT staff issued a request for comments regarding the conditions under which the PUCT should require the operation of electric generation facilities and Generation and other third parties responded on June 23, 2021. Exelon and Generation are monitoring and cannot predict the outcome of this proceeding, which could have a material adverse impact in Exelon’s and Generation’s consolidated financial statements. The legislation also directs the PUCT to evaluate whether additional ancillary services are needed for reliability in the ERCOT power region to provide adequate incentives for dispatchable generation. This evaluation is expected to be taken up by the PUCT later in 2021.
In February 2021, more than 70 local distribution companies (LDCs) and natural gas pipelines in multiple states throughout the mid-continent region, where Generation serves natural gas customers, issued operational flow orders (OFOs), curtailments or other limitations on natural gas transportation or use to manage the operational integrity of the applicable LDC or pipeline system. When in effect, gas transportation or use above these limitations is subject to significant penalties according to the applicable LDCs’ and natural gas pipelines’ tariffs. Gas transportation and supply in many states became restricted due to wells freezing and pipeline compression disruption, while demand was increasing due to the extreme cold temperatures, resulting in extremely high natural gas prices. Due to the extraordinary circumstances, many LDCs and natural gas pipelines have either voluntarily waived or have sought applicable regulatory approvals to waive the tariff penalties associated with the extreme weather event. During March 2021, three natural gas pipelines filed individual petitions with the FERC requesting approval to waive OFO penalties. Generation also filed motions in March 2021 to intervene and filed comments in support of these FERC waiver requests. On March 25, 2021, the FERC issued an order on one of the petitions approving a pipeline’s request for a limited waiver of penalties for February 15, 2021. On April 23, 2021, Generation and several other entities filed a request for rehearing and a complaint requesting that FERC expand the order to include additional days of the weather event in February, from February 16 through February 19, 2021. During April 2021, the FERC issued orders on the remaining petitions approving the requests to waive the penalties. During May 2021, an LDC filed a motion with the Kansas Corporation Commission (KCC)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
requesting the KCC to grant a waiver from the tariff and allow the LDC to reduce the amounts assessed by permitting the removal of a multiplier from the penalty calculation. Exelon and Generation cannot predict the outcome of the pending FERC complaint proceeding, the KCC proceeding, or the determinations made by the LDCs and natural gas pipelines.
New Jersey Regulatory Matters
New Jersey Clean Energy Legislation. On May 23, 2018, New Jersey enacted legislation that established a ZEC program that provides compensation for nuclear plants that demonstrate to the NJBPU that they meet certain requirements, including that they make a significant contribution to air quality in the state and that their revenues are insufficient to cover their costs and risks. Under the legislation, the NJBPU will issue ZECs to qualifying nuclear power plants and the electric distribution utilities in New Jersey, including ACE, will be required to purchase those ZECs. On April 18, 2019, the NJBPU approved the award of ZECs to Salem 1 and Salem 2. Upon approval, Generation began recognizing revenue for the sale of New Jersey ZECs in the month they are generated. On March 19, 2021, a three-judge panel of the Superior Court of New Jersey Appellate Division unanimously affirmed the NJBPU’s April 2019 order awarding ZECs for the first eligibility period. On April 8, 2021, New Jersey Rate Counsel filed a notice asking the New Jersey Supreme Court to hear the appeal of the Superior Court’s order. On July 9, 2021, the New Jersey Supreme Court declined to hear the appeal. On October 1, 2020, PSEG and Generation filed applications seeking ZECs for the second eligibility period (June 2022 through May 2025). On April 27, 2021, the NJBPU approved the award of ZECs to Salem 1 and Salem 2 for the second eligibility period. On May 11, 2021, the New Jersey Rate Counsel appealed the April 27, 2021 decision to the Superior Court of New Jersey Appellate Division. Exelon and Generation cannot predict the outcome of this proceeding. See Note 7 — Early Plant Retirements for additional information related to Salem.
New England Regulatory Matters
Mystic Units 8 & 9 and Everett Marine Terminal Cost of Service Agreement. On March 29, 2018, Generation notified grid operator ISO-NE of its plans to early retire Mystic Units 8 and 9 absent regulatory reforms on June 1, 2022. On May 16, 2018, Generation made a filing with FERC to establish cost-of-service compensation and terms and conditions of service for Mystic Units 8 & 9 for the period between June 1, 2022 - May 31, 2024. On December 20, 2018, FERC issued an order accepting the cost of service compensation, reflecting a number of adjustments to the annual fixed revenue requirement and allowing for recovery of a substantial portion of the costs associated with the adjacent Everett Marine Terminal acquired by Generation in October 2018. Those adjustments were reflected in a compliance filing made on March 1, 2019. In the December 20, 2018 order, FERC also directed a paper hearing on ROE using a new methodology. On January 22, 2019, Exelon and several other parties filed requests for rehearing of certain findings in the order. On July 15, 2021, FERC issued an order establishing the ROE to be used in the cost of service agreement for Mystic 8 and 9 at 9.33%.
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
On February 25, 2021, Mystic made its filing to comply with the December 21, 2020 order. On April 26, 2021, FERC rejected Mystic’s language and directed another compliance filing relating to the claw back provision language, which only applies if Mystic 8 and 9 were to continue operation after the conclusion of the cost-of-service period. FERC’s April 26, 2021 order also accepted in part and rejected in part Mystic’s September 15, 2020 compliance filing. It directed a further compliance filing in 60 days consistent with the information provided in Mystic’s October 21, 2020 answer to protests, which Mystic filed on June 2, 2021.

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
On October 15, 2020, FERC issued an order denying requests for rehearing of its April 16, 2020 order and accepting PJM’s two compliance filings, subject to a further compliance filing to revise minor aspects of the proposed MOPR methodology. As part of that order, FERC also accepted PJM’s proposal to condense the schedule of activities leading up to the next capacity auction. A number of parties, including Exelon, have filed petitions for review of FERC's orders in this proceeding, which remain pending before the Court of Appeals for the District of Columbia Circuit.
In November 2020, PJM announced that it will conduct its next capacity auction beginning on May 19, 2021 and ending on May 25, 2021 and will post the results on June 2, 2021. PJM conducted the auction as scheduled and, because neither Illinois nor New Jersey implemented an FRR program in their PJM zones, the MOPR applied in the capacity auction to Generation's owned or jointly owned nuclear plants in those states receiving a benefit under the Illinois ZES, or the New Jersey ZEC program. The MOPR prevented Quad Cities from clearing in the capacity auction.
At the direction of the PJM Board of Managers, PJM and its stakeholders are considering MOPR reforms to ensure that the capacity market rules respect and accommodate state resource preferences such as the ZEC

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
programs which PJM filed at FERC on July 30, 2021. Exelon cannot predict whether or when such changes can be implemented.
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
On March 19, 2021, FERC issued a new 50-year license for Conowingo, effective March 1, 2021. FERC adopted the Proposed License Articles into the new license only making modifications it deemed necessary to allow FERC to enforce the Proposed License Articles. Consistent with the Offer of Settlement, FERC found that MDE waived its 401 Certification. On April 19, 2021, a few environmental groups filed with FERC a petition for rehearing requesting that FERC reconsider the issuance of the new Conowingo license, which was denied by operation of law on May 20, 2021. On June 17, 2021, the petitioners appealed FERC’s ruling to the United States Court of Appeals. On July 15, 2021, FERC issued an order addressing the arguments raised on rehearing, affirming the determinations of its March 19, 2021 order. Generation cannot predict the outcome of this proceeding.

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
The following table provides a rollforward of the contract assets reflected in Exelon's and Generation's Consolidated Balance Sheets for the three and six months ended June 30, 2021 and 2020. The Utility Registrants do not have any contract assets.

	Exelon	Generation
Balance as of December 31, 2020	$144	$144
Amounts reclassified to receivables	(16)	(16)
Revenues recognized	13	13
Amounts previously held-for-sale	12	12
Balance as of March 31, 2021	153	153
Amounts reclassified to receivables	(12)	(12)
Revenues recognized	9	9
Balance as of June 30, 2021	$150	$150

	Exelon	Generation
Balance as of December 31, 2019	$174	$174
Amounts reclassified to receivables	(19)	(19)
Revenues recognized	17	17
Balance as of March 31, 2020	172	172
Amounts reclassified to receivables	(26)	(26)
Revenues recognized	13	13
Balance as of June 30, 2020	$159	$159
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, Generation's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

	Exelon	Generation	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$151	$84	$118	$94	$12	$12
Consideration received or due	20	31	—	—	—	—
Revenues recognized	(27)	(64)	(2)	(2)	—	—
Amounts previously held-for-sale	3	3	—	—	—	—
Balance as of March 31, 2021	147	54	116	92	12	12
Consideration received or due	17	39	—	—	—	—
Revenues recognized	(32)	(68)	(3)	(1)	(1)	(1)
Balance as of June 30, 2021	$132	$25	$113	$91	$11	$11

	Exelon	Generation	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$33	$71	$—	$—	$—	$—
Consideration received or due	20	55	—	—	—	—
Revenues recognized	(24)	(70)	—	—	—	—
Balance as of March 31, 2020	29	56	—	—	—	—
Consideration received or due	13	34	—	—	—	—
Revenues recognized	(22)	(63)	—	—	—	—
Balance as of June 30, 2020	$20	$27	$—	$—	$—	$—
The following table reflects revenues recognized in the three and six months ended June 30, 2021 and 2020, which were included in contract liabilities at December 31, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Exelon	$17	$14	$34	$23
Generation	41	42	79	61
PHI	3	—	5	—
Pepco	1	—	3	—
DPL	1	—	1	—
ACE	1	—	1	—
Transaction Price Allocated to Remaining Performance Obligations (All Registrants)
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2021. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
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

	2021	2022	2023	2024	2025 and thereafter	Total
Exelon	$149	$100	$46	$31	$180	$506
Generation	223	146	54	29	94	546
PHI	5	8	8	6	86	113
Pepco	3	6	6	5	71	91
DPL	1	1	1	—	8	11
ACE	1	1	1	1	7	11

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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2021 and 2020 is as follows:

Three Months Ended June 30, 2021 and 2020

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2021
Competitive businesses electric revenues	$3,747	$—	$—	$—	$—	$—	$(250)	$3,497
Competitive businesses natural gas revenues	507	—	—	—	—	—	—	507
Competitive businesses other revenues	(101)	—	—	—	—	—	(3)	(104)
Rate-regulated electric revenues	—	1,517	610	558	1,113	—	(11)	3,787
Rate-regulated natural gas revenues	—	—	83	124	24	—	(3)	228
Shared service and other revenues	—	—	—	—	3	524	(527)	—
Total operating revenues	$4,153	$1,517	$693	$682	$1,140	$524	$(794)	$7,915
2020
Competitive businesses electric revenues	$3,414	$—	$—	$—	$—	$—	$(268)	$3,146
Competitive businesses natural gas revenues	353	—	—	—	—	—	—	353
Competitive businesses other revenues	113	—	—	—	—	—	(1)	112
Rate-regulated electric revenues	—	1,417	586	504	983	—	(15)	3,475
Rate-regulated natural gas revenues	—	—	95	112	30	—	(1)	236
Shared service and other revenues	—	—	—	—	3	472	(475)	—
Total operating revenues	$3,880	$1,417	$681	$616	$1,016	$472	$(760)	$7,322

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Intersegment revenues(c):
2021	$254	$5	$2	$7	$4	$522	$(794)	$—
2020	271	11	2	4	3	470	(760)	1
Depreciation and amortization:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

2021	$930	$296	$87	$141	$194	$18	$—	$1,666
2020	300	274	88	129	191	19	—	1,001
Operating expenses:
2021	$4,469	$1,196	$552	$620	$955	$537	$(768)	$7,561
2020	3,547	1,345	618	573	956	478	(748)	6,769
Interest expense, net:
2021	$76	$98	$42	$34	$67	$79	$—	$396
2020	87	98	36	32	67	107	—	427
Income (loss) before income taxes:
2021	$124	$238	$106	$37	$138	$(92)	$—	$551
2020	860	(15)	32	17	7	(108)	1	794
Income Taxes:
2021	$110	$46	$2	$(8)	$(3)	$(73)	$—	$74
2020	329	46	(7)	(22)	(87)	(40)	—	219
Net income (loss):
2021	$13	$192	$104	$45	$141	$(19)	$—	$476
2020	529	(61)	39	39	94	(67)	1	574
Capital Expenditures:
2021	$337	$549	$282	$284	$433	$15	$—	$1,900
2020	372	523	253	265	310	34	—	1,757
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18— Supplemental Financial Information for additional information on total utility taxes.
(c)Intersegment revenues exclude sales to unconsolidated affiliates. The intersegment profit associated with Generation’s sale of certain products and services by and between Exelon’s segments is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. For Exelon, these amounts are included in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income. See Note 19— Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2021
Rate-regulated electric revenues	$523	$274	$319	$—	$(3)	$1,113
Rate-regulated natural gas revenues	—	24	—	—	—	24
Shared service and other revenues	—	—	—	95	(92)	3
Total operating revenues	$523	$298	$319	$95	$(95)	$1,140
2020
Rate-regulated electric revenues	$494	$237	$256	$—	$(4)	$983
Rate-regulated natural gas revenues	—	30	—	—	—	30
Shared service and other revenues	—	—	—	97	(94)	3
Total operating revenues	$494	$267	$256	$97	$(98)	$1,016
Intersegment revenues(c):
2021	$1	$2	$1	$95	$(95)	$4
2020	1	2	1	97	(98)	3
Depreciation and amortization:
2021	$96	$51	$40	$7	$—	$194
2020	92	47	44	8	—	191
Operating expenses:
2021	$429	$255	$269	$97	$(95)	$955
2020	436	263	258	97	(98)	956
Interest expense, net:
2021	$35	$16	$14	$2	$—	$67
2020	34	15	15	3	—	67
Income (loss) before income taxes:
2021	$72	$31	$36	$(1)	$—	$138
2020	33	(9)	(15)	(2)	—	7
Income Taxes:
2021	$(3)	$1	$(1)	$—	$—	$(3)
2020	(24)	(28)	(33)	(2)	—	(87)
Net income (loss):
2021	$75	$30	$37	$(1)	$—	$141
2020	57	19	18	—	—	94
Capital Expenditures:
2021	$219	$99	$116	$(1)	$—	$433
2020	144	89	77	—	—	310
__________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18— Supplemental Financial Information for additional information on total utility taxes.
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
Competitive Business Revenues (Generation):

	Three Months Ended June 30, 2021
	Revenues from external customers(a)			Intersegment Revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,062	$24	$1,086	$5	$1,091
Midwest	975	(13)	962	—	962
New York	376	5	381	—	381
ERCOT	179	92	271	4	275
Other Power Regions	921	126	1,047	(9)	1,038
Total Competitive Businesses Electric Revenues	3,513	234	3,747	—	3,747
Competitive Businesses Natural Gas Revenues	253	254	507	—	507
Competitive Businesses Other Revenues(c)	107	(208)	(101)	—	(101)
Total Generation Consolidated Operating Revenues	$3,873	$280	$4,153	$—	$4,153

	Three Months Ended June 30, 2020
	Revenues from external customers(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$1,100	$(35)	$1,065	$9	$1,074
Midwest	855	107	962	—	962
New York	336	5	341	(1)	340
ERCOT	175	52	227	7	234
Other Power Regions	776	43	819	(15)	804
Total Competitive Businesses Electric Revenues	3,242	172	3,414	—	3,414
Competitive Businesses Natural Gas Revenues	209	144	353	—	353
Competitive Businesses Other Revenues(c)	86	27	113	—	113
Total Generation Consolidated Operating Revenues	$3,537	$343	$3,880	$—	$3,880
__________
(a)Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.
(b)Includes revenues from derivatives and leases.
(c)Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market losses of $239 million and gains of $21 million in 2021 and 2020, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

Revenues net of purchased power and fuel expense (Generation):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$567	$5	$572	$516	$9	$525
Midwest	658	—	658	702	1	703
New York	289	3	292	243	3	246
ERCOT	80	3	83	92	5	97
Other Power Regions	157	(21)	136	181	(24)	157
Total Revenues net of purchased power and fuel expense for Reportable Segments	1,751	(10)	1,741	1,734	(6)	1,728
Other(b)	455	10	465	204	6	210
Total Generation Revenues net of purchased power and fuel expense	$2,206	$—	$2,206	$1,938	$—	$1,938
__________
(a)Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.
(b)Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market gains of $314 million and gains of $85 million in 2021 and 2020, respectively and the elimination of intersegment RNF.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

Electric and Gas Revenue by Customer Class (Utility Registrants):

	Three Months Ended June 30, 2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$759	$383	$299	$537	$223	$147	$167
Small commercial & industrial	377	99	60	124	32	46	46
Large commercial & industrial	138	59	108	257	188	22	47
Public authorities & electric railroads	11	8	7	17	10	3	4
Other(a)	214	54	87	139	50	46	43
Total rate-regulated electric revenues(b)	$1,499	$603	$561	$1,074	$503	$264	$307
Rate-regulated natural gas revenues
Residential	$—	$55	$81	$12	$—	$12	$—
Small commercial & industrial	—	22	13	6	—	6	—
Large commercial & industrial	—	—	27	1	—	1	—
Transportation	—	5	—	3	—	3	—
Other(c)	—	1	6	2	—	2	—
Total rate-regulated natural gas revenues(d)	$—	$83	$127	$24	$—	$24	$—
Total rate-regulated revenues from contracts with customers	$1,499	$686	$688	$1,098	$503	$288	$307

Other revenues
Revenues from alternative revenue programs	$9	$7	$(10)	$41	$19	$10	$12
Other rate-regulated electric revenues(e)	9	—	3	1	1	—	—
Other rate-regulated natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$18	$7	$(6)	$42	$20	$10	$12
Total rate-regulated revenues for reportable segments	$1,517	$693	$682	$1,140	$523	$298	$319

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
(b)Includes operating revenues from affiliates in 2021 and 2020 respectively of:
•$5 million, $11 million at ComEd
•$1 million, $1 million at PECO
•$4 million, $3 million at BGE
•$4 million, $3 million at PHI
•$1 million, $1 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2021 and 2020 respectively of:
•less than $1 million at PECO both 2021 and 2020
•$3 million, $1 million at BGE
(e)Includes late payment charge revenues.

Six Months Ended June 30, 2021 and 2020

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2021
Competitive businesses electric revenues	$7,935	$—	$—	$—	$—	$—	$(546)	$7,389

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Competitive businesses natural gas revenues	1,833	—	—	—	—	—	—	1,833
Competitive businesses other revenues	(56)	—	—	—	—	—	(1)	(57)
Rate-regulated electric revenues	—	3,052	1,271	1,190	2,283	—	(21)	7,775
Rate-regulated natural gas revenues	—	—	311	466	95	—	(7)	865
Shared service and other revenues	—	—	—	—	6	1,013	(1,019)	—
Total operating revenues	$9,712	$3,052	$1,582	$1,656	$2,384	$1,013	$(1,594)	$17,805
2020
Competitive businesses electric revenues	$7,165	$—	$—	$—	$—	$—	$(594)	$6,571
Competitive businesses natural gas revenues	1,025	—	—	—	—	—	(3)	1,022
Competitive businesses other revenues	423	—	—	—	—	—	(2)	421
Rate-regulated electric revenues	—	2,856	1,189	1,118	2,086	—	(27)	7,222
Rate-regulated natural gas revenues	—	—	304	436	94	—	(2)	832
Shared service and other revenues	—	—	—	—	7	953	(959)	1
Total operating revenues	$8,613	$2,856	$1,493	$1,554	$2,187	$953	$(1,587)	$16,069
Intersegment revenues(c):
2021	$549	$11	$4	$13	$7	$1,010	$(1,594)	$—
2020	601	16	4	10	7	949	(1,585)	2
Depreciation and amortization:
2021	$1,869	$589	$173	$293	$404	$35	$—	$3,363
2020	604	547	173	272	385	42	—	2,023
Operating expenses:
2021	$11,141	$2,406	$1,231	$1,372	$2,013	$1,029	$(1,549)	$17,643
2020	7,947	2,497	1,242	1,263	1,955	958	(1,564)	14,298
Interest expense, net:
2021	$148	$193	$80	$67	$134	$161	$—	$783
2020	197	192	71	64	134	179	—	837

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Generation	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Income (loss) before income taxes:
2021	$(823)	$475	$283	$233	$273	$(174)	$1	$268
2020	313	189	187	237	126	(175)	2	879
Income Taxes:
2021	$(70)	$85	$12	$(21)	$5	$44	$—	$55
2020	(59)	82	9	18	(76)	(49)	—	(75)
Net income (loss):
2021	$(756)	$390	$271	$254	$269	$(218)	$1	$211
2020	368	107	178	219	202	(126)	2	950
Capital Expenditures:
2021	$719	$1,162	$577	$620	$889	$73	$—	$4,040
2020	930	1,029	512	548	686	68	—	3,773
Total assets:
June 30, 2021	$45,821	$35,324	$13,491	$12,186	$24,235	$8,507	$(10,168)	$129,396
December 31, 2020	48,094	34,466	12,531	11,650	23,736	9,005	(10,165)	129,317
__________
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18 — Supplemental Financial Information for additional information on total utility taxes.
(c)Intersegment revenues exclude sales to unconsolidated affiliates. The intersegment profit associated with Generation’s sale of certain products and services by and between Exelon’s segments is not eliminated in consolidation due to the recognition of intersegment profit in accordance with regulatory accounting guidance. For Exelon, these amounts are included in Operating revenues in the Consolidated Statements of Operations and Comprehensive Income. See Note 19 — Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2021
Rate-regulated electric revenues	$1,076	$585	$629	$—	$(7)	$2,283
Rate-regulated natural gas revenues	—	95	—	—	—	95
Shared service and other revenues	—	—	—	189	(183)	6
Total operating revenues	$1,076	$680	$629	$189	$(190)	$2,384
2020
Rate-regulated electric revenues	$1,039	$523	$532	$—	$(8)	$2,086
Rate-regulated natural gas revenues	—	94	—	—	—	94
Shared service and other revenues	—	—	—	189	(182)	7
Total operating revenues	$1,039	$617	$532	$189	$(190)	$2,187
Intersegment revenues(c):
2021	$3	$4	$1	$189	$(190)	$7
2020	3	4	1	189	(190)	7
Depreciation and amortization:
2021	$199	$104	$87	$14	$—	$404
2020	186	94	86	19	—	385
Operating expenses:
2021	$895	$564	$552	$192	$(190)	$2,013
2020	899	547	509	190	(190)	1,955
Interest expense, net:
2021	$69	$30	$29	$6	$—	$134
2020	68	31	29	6	—	134
Income (loss) before income taxes:
2021	$137	$92	$50	$(6)	$—	$273
2020	90	44	(1)	(7)	—	126
Income Taxes:
2021	$3	$6	$(1)	$(3)	$—	$5
2020	(19)	(20)	(32)	(5)	—	(76)
Net income (loss):
2021	$134	$86	$51	$(2)	$—	$269
2020	109	64	31	(2)	—	202
Capital Expenditures:
2021	$439	$211	$239	$—	$—	$889
2020	324	184	178	—	—	686
Total assets:
June 30, 2021	$9,588	$5,229	$4,473	$5,014	$(69)	$24,235
December 31, 2020	9,264	5,140	4,286	5,079	(33)	23,736
__________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 18 — Supplemental Financial Information for additional information on total utility taxes.
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
Competitive Business Revenues (Generation):

	Six Months Ended June 30, 2021
	Revenues from external customers(a)			Intersegment Revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$2,233	$11	$2,244	$11	$2,255
Midwest	1,983	(24)	1,959	1	1,960
New York	759	(40)	719	—	719
ERCOT	533	(10)	523	9	532
Other Power Regions	2,095	395	2,490	(21)	2,469
Total Competitive Businesses Electric Revenues	7,603	332	7,935	—	7,935
Competitive Businesses Natural Gas Revenues	1,117	716	1,833	—	1,833
Competitive Businesses Other Revenues(c)	195	(251)	(56)	—	(56)
Total Generation Consolidated Operating Revenues	$8,915	$797	$9,712	$—	$9,712

	Six Months Ended June 30, 2020
	Revenues from external customers(a)			Intersegment revenues	Total Revenues
	Contracts with customers	Other(b)	Total
Mid-Atlantic	$2,365	$(133)	$2,232	$15	$2,247
Midwest	1,798	172	1,970	(6)	1,964
New York	672	(16)	656	(1)	655
ERCOT	330	81	411	13	424
Other Power Regions	1,782	114	1,896	(21)	1,875
Total Competitive Businesses Electric Revenues	6,947	218	7,165	—	7,165
Competitive Businesses Natural Gas Revenues	712	313	1,025	—	1,025
Competitive Businesses Other Revenues(c)	185	238	423	—	423
Total Generation Consolidated Operating Revenues	$7,844	$769	$8,613	$—	$8,613
__________
(a)Includes all wholesale and retail electric sales to third parties and affiliated sales to the Utility Registrants.
(b)Includes revenues from derivatives and leases.
(c)Other represents activities not allocated to a region. See text above for a description of included activities. Includes unrealized mark-to-market losses of $323 million and gains of $200 million in 2021 and 2020, respectively, and elimination of intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Revenues net of purchased power and fuel expense (Generation):

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	RNF from external customers(a)	Intersegment RNF	Total RNF	RNF from external customers(a)	Intersegment RNF	Total RNF
Mid-Atlantic	$1,130	$11	$1,141	$1,074	$18	$1,092
Midwest	1,359	1	1,360	1,431	(4)	1,427
New York	531	5	536	433	7	440
ERCOT	(957)	(145)	(1,102)	168	9	177
Other Power Regions	409	(56)	353	355	(43)	312
Total Revenues net of purchased power and fuel expense for Reportable Segments	2,472	(184)	2,288	3,461	(13)	3,448
Other(b)	683	184	867	506	13	519
Total Generation Revenues net of purchased power and fuel expense	$3,155	$—	$3,155	$3,967	$—	$3,967
__________
(a)Includes purchases and sales from/to third parties and affiliated sales to the Utility Registrants.
(b)Other represents activities not allocated to a region. See text above for a description of included activities. Primarily includes:
•unrealized mark-to-market gains of $489 million and gains of $218 million in 2021 and 2020, respectively;
•accelerated nuclear fuel amortization associated with announced early plant retirements as discussed in Note 7 - Early Plant Retirements of $106 million in 2021; and
• the elimination of intersegment RNF.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Electric and Gas Revenue by Customer Class (Utility Registrants):

	Six Months Ended June 30, 2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$1,502	$816	$662	$1,142	$476	$337	$329
Small commercial & industrial	744	199	129	242	65	92	85
Large commercial & industrial	271	116	213	505	372	43	90
Public authorities & electric railroads	22	17	13	30	16	7	7
Other(a)	433	106	165	283	101	87	95
Total rate-regulated electric revenues(b)	$2,972	$1,254	$1,182	$2,202	$1,030	$566	$606
Rate-regulated natural gas revenues
Residential	$—	$215	$297	$57	$—	$57	$—
Small commercial & industrial	—	81	48	24	—	24	—
Large commercial & industrial	—	—	81	3	—	3	—
Transportation	—	12	—	8	—	8	—
Other(c)	—	3	36	2	—	3	—
Total rate-regulated natural gas revenues(d)	$—	$311	$462	$94	$—	$95	$—
Total rate-regulated revenues from contracts with customers	$2,972	$1,565	$1,644	$2,296	$1,030	$661	$606

Other revenues
Revenues from alternative revenue programs	$64	$17	$8	$88	$46	$19	$23
Other rate-regulated electric revenues(e)	16	—	3	—	—	—	—
Other rate-regulated natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$80	$17	$12	$88	$46	$19	$23
Total rate-regulated revenues for reportable segments	$3,052	$1,582	$1,656	$2,384	$1,076	$680	$629

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Six Months Ended June 30, 2020
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Rate-regulated electric revenues
Residential	$1,468	$759	$644	$1,062	$472	$308	$282
Small commercial & industrial	689	187	118	221	65	82	74
Large commercial & industrial	253	108	198	493	363	45	85
Public authorities & electric railroads	23	14	14	30	17	6	7
Other(a)	430	113	154	333	119	105	109
Total rate-regulated electric revenues(b)	$2,863	$1,181	$1,128	$2,139	$1,036	$546	$557
Rate-regulated natural gas revenues
Residential	$—	$220	$287	$57	$—	$57	$—
Small commercial & industrial	—	70	46	25	—	25	—
Large commercial & industrial	—	—	76	2	—	2	—
Transportation	—	12	—	7	—	7	—
Other(c)	—	2	13	3	—	3	—
Total rate-regulated natural gas revenues(d)	$—	$304	$422	$94	$—	$94	$—
Total rate-regulated revenues from contracts with customers	$2,863	$1,485	$1,550	$2,233	$1,036	$640	$557

Other revenues
Revenues from alternative revenue programs	$(13)	$5	$—	$(47)	$2	$(24)	$(25)
Other rate-regulated electric revenues(e)	6	3	3	1	1	1	—
Other rate-regulated natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$(7)	$8	$4	$(46)	$3	$(23)	$(25)
Total rate-regulated revenues for reportable segments	$2,856	$1,493	$1,554	$2,187	$1,039	$617	$532
__________
(a)Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2021 and 2020 respectively of:
•$11 million, $16 million at ComEd
•$3 million, $3 million at PECO
•$5 million, $6 million at BGE
•$7 million, $7 million at PHI
•$3 million, $3 million at Pepco
•$4 million, $4 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2021 and 2020 respectively of:
•$1 million, less than $1 million at PECO
•$7 million, $4 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable (All Registrants)
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended June 30, 2021
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2021	$442	$65	$103	$130	$43	$101	$41	$25	$35
Plus: Current period provision for expected credit losses	(29)	13	(9)	(14)	(14)	(5)	(1)	(5)	1
Less: Write-offs, net of recoveries(a)	18	3	5	5	2	3	2	1	—
Balance as of June 30, 2021	$395	$75	$89	$111	$27	$93	$38	$19	$36

	Three Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2020	$278	$81	$71	$66	$18	$42	$15	$13	$14
Plus: Current period provision for expected credit losses	51	9	7	10	6	19	8	5	6
Less: Write-offs, net of recoveries(a)	12	1	6	5	1	(1)	(1)	—	—
Less: Sale of customer accounts receivable(b)	56	56	—	—	—	—	—	—	—
Balance as of June 30, 2020	$261	$33	$72	$71	$23	$62	$24	$18	$20

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable

	Six Months Ended June 30, 2021
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$366	$32	$97	$116	$35	$86	$32	$22	$32
Plus: Current period provision for expected credit losses(c)	75	47	12	6	(5)	15	10	1	4
Less: Write-offs, net of recoveries(a)	46	4	20	11	3	8	4	4	—
Balance as of June 30, 2021	$395	$75	$89	$111	$27	$93	$38	$19	$36

	Six Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$243	$80	$59	$55	$12	$37	$13	$11	$13
Plus: Current period provision for expected credit losses	106	13	25	28	14	26	11	7	8
Less: Write-offs, net of recoveries(a)	32	4	12	12	3	1	—	—	1
Less: Sale of customer accounts receivable(b)	56	56	—	—	—	—	—	—	—
Balance as of June 30, 2020	$261	$33	$72	$71	$23	$62	$24	$18	$20
__________
(a)Recoveries were not material to the Registrants.
(b)See below for additional information on the sale of customer accounts receivable at Generation in the second quarter of 2020.
(c)For Generation, primarily relates to the impacts of the February 2021 extreme cold weather event. See Note 3 — Regulatory Matters for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended June 30, 2021
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2021	$79	$—	$22	$11	$9	$37	$15	$10	$12
Plus: Current period provision for expected credit losses	(4)	1	(3)	(3)	—	1	1	(1)	1
Less: Write-offs, net of recoveries(a)	3	—	1	1	1	—	—	—	—
Balance as of June 30, 2021	$72	$1	$18	$7	$8	$38	$16	$9	$13

	Three Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2020	$52	$—	$22	$7	$5	$18	$8	$4	$6
Plus: Current period provision for expected credit losses	12	—	1	1	2	8	3	3	2
Less: Write-offs, net of recoveries(a)	3	—	1	1	1	—	—	—	—
Balance as of June 30, 2020	$61	$—	$22	$7	$6	$26	$11	$7	$8

	Six Months Ended June 30, 2021
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$71	$—	$21	$8	$9	$33	$13	$9	$11
Plus: Current period provision for expected credit losses	6	1	(2)	1	1	5	3	—	2
Less: Write-offs, net of recoveries(a)	5	—	1	2	2	—	—	—	—
Balance as of June 30, 2021	$72	$1	$18	$7	$8	$38	$16	$9	$13

	Six Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2019	$48	$—	$20	$7	$5	$16	$7	$4	$5
Plus: Current period provision for expected credit losses	20	—	4	2	4	10	4	3	3
Less: Write-offs, net of recoveries(a)	7	—	2	2	3	—	—	—	—
Balance as of June 30, 2020	$61	$—	$22	$7	$6	$26	$11	$7	$8
__________
(a)Recoveries were not material to the Registrants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
Unbilled Customer Revenue (All Registrants)
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

	Unbilled customer revenues(a)
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2021	$1,029	$329	$263	$131	$119	$187	$90	$39	$58
December 31, 2020	998	258	218	147	197	178	87	62	29
__________
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
The Facility requires the balance of eligible receivables to be maintained at or above the balance of cash proceeds received from the Purchasers. To the extent the eligible receivables decrease below such balance, Generation is required to repay cash to the Purchasers. When eligible receivables exceed cash proceeds, Generation has the ability to increase the cash received up to the maximum funding limit. These cash inflows and outflows impact the DPP.
On April 8, 2020, Generation derecognized and transferred approximately $1.2 billion of receivables at fair value to the Purchasers in exchange for approximately $500 million in cash purchase price and $650 million of DPP.
During the first quarter of 2021, Generation received additional cash of $250 million from the Purchasers for the remaining available funding in the Facility.
Additionally, during the first quarter of 2021, Generation received cash of approximately $150 million from the Purchasers in connection with the increased funding limit at the time of the Facility renewal.
During the second quarter of 2021, Generation returned cash of $50 million to the Purchasers due to the eligible receivables decreasing temporarily. Subsequently, in the second quarter, Generation received cash of $50 million from the Purchasers as a result of an increase in the eligible receivable balance. The $50 million cash outflow and inflow is included in the Collection of DPP line within Cash flows from investing activities in Exelon’s and Generation’s Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
The following table summarizes the impact of the sale of certain receivables:

	June 30, 2021	December 31, 2020
Derecognized receivables transferred at fair value	$1,274	$1,139
Cash proceeds received	900	500
DPP	374	639

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss on sale of receivables(a)	$8	$15	$25	$15
__________
(a)Reflected in Operating and maintenance expense on Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income.

	Six Months Ended June 30,
	2021	2020
Proceeds from new transfers(a)	$2,689	$927
Cash collections received on DPP and reinvested in the Facility(b)	1,809	1,102
Cash collections reinvested in the Facility	4,498	2,029
__________
(a)Customer accounts receivable sold into the Facility were $4,647 million and $2,032 million for the six months ended June 30, 2021 and June 30, 2020, respectively
(b)Does not include the $400 million in cash proceeds received from the Purchasers in the first quarter of 2021.
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
See Note 14 — Fair Value of Financial Assets and Liabilities and Note 17 — Variable Interest Entities for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
Other Purchases and Sales of Customer and Other Accounts Receivables (All Registrants)
Generation is required, under supplier tariffs in ISO-NE, MISO, NYISO, and PJM, to sell customer and other receivables to utility companies, which include the Utility Registrants. The Utility Registrants are required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participate in the utilities' consolidated billing. The following tables present the total receivables purchased and sold.

	Six Months Ended June 30, 2021
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Total receivables purchased	$1,823	$—	$485	$507	$343	$503	$310	$103	$90
Total receivables sold	92	107	—	—	—	—	—	—	—

Related party transactions:
Receivables purchased from Generation	—	—	—	—	15	—	—	—	—
Receivables sold to the Utility Registrants	—	15	—	—	—	—	—	—	—

	Six Months Ended June 30, 2020
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Total receivables purchased	$1,584	$—	$518	$494	$333	$485	$303	$98	$84
Total receivables sold	533	779	—	—	—	—	—	—	—

Related party transactions:
Receivables purchased from Generation	—	—	34	67	73	72	51	13	8
Receivables sold to the Utility Registrants	—	246	—	—	—	—	—	—	—
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
Assuming the continued effectiveness of the Illinois ZES, New Jersey ZEC program, and the New York CES, Generation and CENG, through its ownership of Ginna and Nine Mile Point, no longer consider Clinton, Quad Cities, Salem, Ginna, or Nine Mile Point to be at heightened risk for early retirement. However, to the extent the Illinois ZES, New Jersey ZEC program, or the New York CES do not operate as expected over their full terms, each of these plants, in addition to FitzPatrick, would be at heightened risk for early retirement, which could have a material impact on Exelon’s and Generation’s future financial statements. In addition, FERC’s December 19, 2019 order on the MOPR in PJM may undermine the continued effectiveness of the Illinois ZES and the New Jersey ZEC program unless PJM adopts further changes to the MOPR or Illinois and New Jersey implement an FRR mechanism under which the Generation plants in these states would be removed from PJM’s capacity auction. At the direction of the PJM Board of Managers, PJM and its stakeholders are considering MOPR reforms to ensure that the capacity market rules respect and accommodate state resource preferences such as the ZEC programs, which PJM filed at FERC on July 30, 2021. See Note 3 - Regulatory Matters for additional information on the New Jersey ZEC program, Note 3 — Regulatory Matters of the 2020 Form 10-K for additional information on the Illinois ZES, New York CES and FERC's December 19, 2019 order on the MOPR in PJM. We cannot predict whether or when FERC will act on PJM's proposed changes.
On August 27, 2020, Generation announced that it intends to permanently cease generation operations at Byron in September 2021 and at Dresden in November 2021. The current NRC licenses for Byron Units 1 and 2 expire in 2044 and 2046, respectively, and the licenses for Dresden Units 2 and 3 expire in 2029 and 2031, respectively. Neither of these nuclear plants cleared in PJM’s capacity auction for the 2022-2023 planning year held in May 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Early Plant Retirements
Generation’s Braidwood and LaSalle nuclear plants in Illinois are also showing increased signs of economic distress, in a market that does not currently compensate them for their unique contribution to grid resiliency and their ability to produce large amounts of energy without carbon and air pollution. While all of Braidwood's and LaSalle's capacity did clear in the 2022-2023 planning year auction, Generation has become increasingly concerned about the economic viability of these plants as well in a landscape where energy market prices remain depressed and energy market rules remain fatally flawed.
As a result of the decision to early retire Byron and Dresden, Exelon and Generation recognized certain one-time charges in the third and fourth quarters of 2020 related to materials and supplies inventory reserve adjustments, employee-related costs including severance benefit costs further discussed below, and construction work-in-progress impairments, among other items. In addition, as a result of the decisions to early retire Byron and Dresden, there are ongoing annual financial impacts stemming from shortening the expected economic useful lives of these nuclear plants primarily related to accelerated depreciation of plant assets (including any ARC), accelerated amortization of nuclear fuel, and changes in ARO accretion expense associated with the changes in decommissioning timing and cost assumptions to reflect an earlier retirement date. The total impact for the three and six months ended June 30, 2021 on Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income is summarized in the table below.

Income statement expense (pre-tax)	Three Months Ended June 30, 2021(a)	Six Months Ended June 30, 2021(a)
Depreciation and amortization
Accelerated depreciation(a)	$611	$1,230
Accelerated nuclear fuel amortization	52	106
Operating and maintenance
Other charges	2	4
Contractual offset(b)	(166)	(391)
Total	$499	$949
_________
(a)Includes the accelerated depreciation of plant assets including any ARC.
(b)Reflects contractual offset for ARO accretion and ARC depreciation and excludes any changes in earnings in the NDT funds. Decommissioning-related impacts were not offset for the Byron units starting in the second quarter of 2021 due to the inability to recognize a regulatory asset at ComEd. Based on the regulatory agreement with the ICC, decommissioning-related activities are offset within Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income as long as the net cumulative decommissioning-related activities result in a regulatory liability at ComEd. The offset resulted in an equal adjustment to the noncurrent payables to ComEd at Generation and an adjustment to the regulatory liabilities at ComEd. See Note 8 - Nuclear Decommissioning for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Early Plant Retirements
Severance benefit costs will be provided to employees impacted by the early retirements of Byron and Dresden, to the extent they are not redeployed to other nuclear plants. In 2020, Exelon and Generation recorded estimated severance expense of $81 million within Operating and maintenance expense in their Consolidated Statements of Operations and Comprehensive Income. The severance liability was $81 million as of June 30, 2021 on Exelon's and Generation's Consolidated Balance Sheets. The final amount of severance benefit costs will depend on the specific employees severed.
The following table provides the balance sheet amounts as of June 30, 2021 for Exelon's and Generation's significant assets and liabilities associated with the Braidwood and LaSalle nuclear plants. Current depreciation provisions are based on the estimated useful lives of these nuclear generating stations, which reflect the first renewal of the operating licenses.

	Braidwood	LaSalle	Total
Asset Balances
Materials and supplies inventory, net	$82	$105	$187
Nuclear fuel inventory, net	196	244	440
Completed plant, net	1,380	1,610	2,990
Construction work in progress	30	12	42
Liability Balances
Asset retirement obligation	(585)	(975)	(1,560)

NRC License First Renewal Term	2046 (Unit 1)	2042 (Unit 1)
	2047 (Unit 2)	2043 (Unit 2)
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
As a result of the decision to early retire Mystic 8 and 9, there are financial impacts stemming from shortening the expected economic useful life of Mystic 8 and 9 primarily related to accelerated depreciation of plant assets. Exelon and Generation recorded incremental Depreciation and amortization expense of $21 million and $41 million for the three and six months ended June 30, 2021, respectively.

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
The following table provides a rollforward of the nuclear decommissioning ARO reflected in Exelon’s and Generation’s Consolidated Balance Sheets from December 31, 2020 to June 30, 2021:

Nuclear decommissioning ARO at December 31, 2020(a)	$11,922
Accretion expense	249
Costs incurred related to decommissioning plants	(39)
Nuclear decommissioning ARO at June 30, 2021(a)	$12,132
_________
(a)Includes $84 million and $80 million as the current portion of the ARO at June 30, 2021 and December 31, 2020, which is included in Other current liabilities in Exelon’s and Generation’s Consolidated Balance Sheets.
On July 28, 2021 Generation submitted PSDAR filings for the Byron and Dresden nuclear units, selecting the SAFSTOR decommissioning approach that allows for up to 60 years in duration, with certain aspects of the specific approach unique to each unit. Based on the approaches selected, and assuming the Byron and Dresden units retire as previously announced in September 2021 and November 2021, respectively, Generation expects to record an incremental increase in the nuclear decommissioning ARO of $650 million to $850 million in the second half of 2021. As discussed further below, contractual offset for the Byron units has been suspended and $275 million to $375 million of this increase in the ARO would result in a pre-tax charge in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.
NDT Funds
Exelon and Generation had NDT funds totaling $15,596 million and $14,599 million at June 30, 2021 and December 31, 2020, respectively. The NDT funds also include $196 million and $134 million for the current portion of the NDT funds at June 30, 2021 and December 31, 2020, respectively, which are included in Other current assets in Exelon's and Generation's Consolidated Balance Sheets. See Note 18 — Supplemental Financial Information for additional information on activities of the NDT funds.
Accounting Implications of the Regulatory Agreements with ComEd and PECO
Based on the regulatory agreements with the ICC and PAPUC that dictate Generation’s obligations related to the shortfall or excess of NDT funds necessary for decommissioning the former ComEd units on a unit-by-unit basis and the former PECO units in total, decommissioning-related activities net of applicable taxes, including realized and unrealized gains and losses on the NDT funds, depreciation of the ARC, and accretion of the decommissioning obligation, are generally offset within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are recorded by Generation and the corresponding regulated utility as a component of the intercompany and regulatory balances on the balance sheet. For the purposes of making this determination, the decommissioning obligation referred to is different from the calculation used in the NRC minimum funding obligation filings based on NRC guidelines.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Nuclear Decommissioning
For the former ComEd units, given no further recovery from ComEd customers is permitted and Generation retains an obligation to ultimately return any unused NDTs to ComEd customers (on a unit-by-unit basis), to the extent the related NDT investment balances are expected to exceed the total estimated decommissioning obligation for each unit, the offset of decommissioning-related activities within the Consolidated Statements of Operations and Comprehensive Income results with Generation recognizing an intercompany payable to ComEd while ComEd records an intercompany receivable from Generation with a corresponding regulatory liability. However, given the asymmetric settlement provision that does not allow for continued recovery from ComEd customers in the event of a shortfall, recognition of a regulatory asset at ComEd is not permissible and accounting for decommissioning-related activities at Generation for that unit would not be offset, and the impact to Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income could be material during such periods. During the second quarter of 2021, a pre-tax charge of $53 million was recorded in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income for decommissioning-related activities that were not offset for the Byron units due to contractual offset being suspended. Generation believes that additional growth of the NDT funds for the Byron units will ultimately be sufficient to cover the future costs of decommissioning.
As of June 30, 2021, decommissioning-related activities for all of the former ComEd units, except for Byron (see discussion above) and Zion (see Note 10 – Asset Retirement Obligations of the Exelon 2020 Form 10-K), are currently offset within Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.
The decommissioning-related activities related to the Non-Regulatory Agreement Units are reflected in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.
See Note 10 – Asset Retirement Obligations of the Exelon 2020 Form 10-K for additional information, including the former PECO units.
NRC Minimum Funding Requirements
NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in specified minimum amounts to decommission the facility at the end of its life.
Generation filed its biennial decommissioning funding status report with the NRC on February 24, 2021 for all units, including its shutdown units, except for Zion Station which is included in a separate report to the NRC submitted by ZionSolutions, LLC. The status report demonstrated adequate decommissioning funding assurance as of December 31, 2020 for all units except for Byron Units 1 and 2. Prior to shutdown, Generation will supplement its July 28, 2021 PSDAR filing with decommissioning cost information for Byron Units 1 and 2 and will evaluate the status of funding assurance based on this cost information and updated trust fund values. If required, Generation intends to provide additional funding assurance by the time of shutdown.
Generation will file its next decommissioning funding status report with the NRC by March 31, 2022. This report will reflect the status of decommissioning funding assurance as of December 31, 2021 for shutdown units.

9. Asset Impairments (Exelon and Generation)
The Registrants evaluate the carrying value of long-lived assets or asset groups for recoverability whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Indicators of impairment may include a deteriorating business climate, including, but not limited to, declines in energy prices, condition of the asset, specific regulatory disallowance, or plans to dispose of a long-lived asset significantly before the end of its useful life. The Registrants determine if long-lived assets or asset groups are impaired by comparing the undiscounted expected future cash flows to the carrying value. When the undiscounted cash flow analysis indicates a long-lived asset or asset group is not recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset or asset group over its fair value. The fair value analysis is primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures, and discount rates. A variation in the assumptions used could lead to a different conclusion

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Asset Impairments
regarding the recoverability of an asset or asset group and, thus, could potentially result in material future impairments of the Registrant's long-lived assets.
New England Asset Group
In the third quarter of 2020, in conjunction with the retirement announcement of Mystic Units 8 and 9, Generation, recorded a pre-tax impairment charge of $500 million for the New England asset group. See Note 12 - Asset Impairments of the Exelon 2020 Form 10-K for additional information. In the second quarter of 2021, an overall decline in the asset group's portfolio value suggested that the carrying value of the New England asset group may be impaired. Generation completed a comprehensive review of the estimated undiscounted future cash flows of the New England asset group and concluded that the carrying value was not recoverable and that its fair value was less than its carrying value. As a result, a pre-tax impairment charge of $350 million was recorded in the second quarter of 2021 within Operating and maintenance expense in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income.
Midwest Asset Group
Generation will continue to monitor the recoverability of the carrying value of the Midwest asset group as circumstances continue to evolve in Illinois. See Note 7 — Early Plant Retirements for additional information.

10. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended June 30, 2021
	Exelon(a)	Generation(a)	ComEd(a)	PECO(a)	BGE(a)(b)	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	1.4	(1.3)	8.0	(2.9)	(12.5)	2.4	(2.1)	7.0	8.1
Qualified NDT fund income	17.9	85.2	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	—	(1.8)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Plant basis differences	(3.1)	—	(0.7)	(12.5)	(2.3)	(1.1)	(1.5)	(0.7)	(0.6)
Production tax credits and other credits	(1.9)	(13.0)	(0.8)	—	(3.6)	(0.8)	(0.7)	(0.9)	(0.6)
Noncontrolling interests	(0.9)	(4.2)	—	—	—	—	—	—	—
Excess deferred tax amortization	(10.4)	—	(7.0)	(3.3)	(17.5)	(22.3)	(19.0)	(21.9)	(28.2)
Other	(10.6)	2.8	(1.1)	(0.4)	(6.6)	(1.3)	(1.9)	(1.1)	(2.3)
Effective income tax rate	13.4%	88.7%	19.3%	1.9%	(21.6)%	(2.2)%	(4.2)%	3.2%	(2.8)%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Income Taxes

	Three Months Ended June 30, 2020
	Exelon(a)	Generation(a)	ComEd(c)	PECO(d)	BGE(d)	PHI(d)	Pepco(d)	DPL(e)	ACE(e)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	3.8	3.1	(131.7)	(9.7)	3.8	(25.8)	2.1	6.7	7.2
Qualified NDT fund income	18.8	17.3	—	—	—	—	—	—	—
Deferred Prosecution Agreement payments	5.3	—	(288.3)	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(0.6)	(0.5)	2.9	—	(0.2)	(2.2)	(0.1)	0.5	0.3
Plant basis differences	(1.6)	—	2.4	(23.6)	(13.4)	(44.7)	(3.9)	(1.1)	10.0
Production tax credits and other credits	(1.4)	(1.2)	3.3	—	(1.0)	(0.7)	(0.1)	0.1	—
Noncontrolling interests	0.1	0.1	—	—	—	—	—	—	—
Excess deferred tax amortization	(15.5)	—	116.0	(4.8)	(137.9)	(1,358.5)	(89.0)	284.0	174.5
Tax Settlements	(1.9)	(1.8)	—	—	—	—	—	—	—
Other(f)	(0.4)	0.3	(32.3)	(4.8)	(1.7)	168.0	(2.7)	(0.1)	7.0
Effective income tax rate	27.6%	38.3%	(306.7)%	(21.9)%	(129.4)%	(1,242.9)%	(72.7)%	311.1%	220.0%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For BGE, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits.
(c)ComEd recognized a loss before income taxes for the three months ended June 30, 2020. As a result, negative percentages represent income tax expense. The higher effective tax rate is primarily related to the nondeductible Deferred Prosecution Agreement payments.
(d)At PECO, BGE, PHI, and Pepco, negative percentages represent an income tax benefit. At PECO, the lower effective tax rate is primarily related to an increase in plant basis differences attributable to storm repairs. At BGE, PHI, and Pepco, the lower effective tax rate is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements.
(e)DPL and ACE recognized a loss before income taxes for the three months ended June 30, 2020. As a result, positive percentages represent an income tax benefit. At DPL and ACE, the higher effective tax rate is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements.
(f)For Exelon, "Other" is primarily driven by the reversal of the consolidating income tax adjustment recorded at Exelon Corporate in the first quarter of 2021 that was required pursuant to GAAP interim reporting guidance.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Income Taxes

	Six Months Ended June 30, 2021
	Exelon(a)	Generation(b)	ComEd(a)	PECO(a)(d)	BGE(a)(c)	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	(12.6)	5.3	7.4	(2.1)	(10.5)	4.2	1.5	6.6	7.8
Qualified NDT fund income	56.2	(18.3)	—	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(2.5)	0.7	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Plant basis differences	(15.7)	—	(0.6)	(11.3)	(1.6)	(1.3)	(1.8)	(0.7)	(0.7)
Production tax credits and other credits	(11.0)	2.9	(0.5)	—	(0.9)	(0.5)	(0.5)	(0.4)	(0.5)
Noncontrolling interests	(2.5)	0.8	—	—	—	—	—	—	—
Excess deferred tax amortization	(50.9)	—	(7.0)	(3.3)	(15.9)	(20.8)	(17.2)	(19.7)	(28.3)
Other(e)	38.5	(3.9)	(2.3)	(0.1)	(1.0)	(0.7)	(0.8)	(0.1)	(1.1)
Effective income tax rate	20.5%	8.5%	17.9%	4.2%	(9.0)%	1.8%	2.2%	6.5%	(2.0)%

	Six Months Ended June 30, 2020
	Exelon(a)	Generation(a)	ComEd(a)(g)	PECO(a)(d)	BGE(a)(h)	PHI(a)(h)	Pepco(a)(h)	DPL(a)(h)	ACE(i)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	6.7	7.2	19.1	(1.6)	5.6	4.3	3.7	6.5	12.4
Qualified NDT fund income	(5.7)	(16.0)	—	—	—	—	—	—	—
Deferred Prosecution Agreement payments	4.8	—	22.2	—	—	—	—	—	—
Amortization of investment tax credit, including deferred taxes on basis difference	(1.0)	(2.3)	(0.4)	—	(0.1)	(0.2)	(0.1)	(0.3)	7.2
Plant basis differences	(3.7)	—	(1.4)	(11.0)	(2.0)	(3.5)	(2.7)	(0.6)	146.2
Production tax credits and other credits	(2.2)	(5.5)	(0.4)	—	(0.2)	(0.1)	(0.1)	—	0.7
Noncontrolling interests	1.1	3.2	—	—	—	—	—	—	—
Excess deferred tax amortization	(20.9)	—	(20.2)	(3.3)	(16.1)	(80.3)	(41.6)	(72.9)	2,613.8
Tax Settlements(f)	(9.3)	(26.1)	—	—	—	—	—	—	—
Other	0.7	(0.3)	3.5	(0.3)	(0.6)	(1.5)	(1.3)	0.8	398.7
Effective income tax rate	(8.5)%	(18.8)%	43.4%	4.8%	7.6%	(60.3)%	(21.1)%	(45.5)%	3,200.0%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)Generation recognized a loss before income taxes for the six months ended June 30, 2021. As a result, positive percentages represent an income tax benefit for the period presented.
(c)For BGE, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits.
(d)For PECO, the lower effective tax rate is primarily attributable to plant basis differences attributable to tax repairs.
(e)For Exelon, "Other" is primarily driven by the consolidating income tax adjustment recorded at Exelon Corporate in the first quarter of 2021 that was required pursuant to GAAP interim reporting guidance. This incremental expense will reverse by year-end and will not have an impact on annual results.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Income Taxes
(f)Exelon's and Generation’s unrecognized federal and state tax benefits decreased in the first quarter of 2020 by approximately $411 million due to the settlement of a federal refund claim with IRS Appeals. The recognition of these tax benefits resulted in an increase to Exelon's and Generation’s net income of $76 million and $73 million, respectively, in the first quarter of 2020, reflecting a decrease to Exelon's and Generation's income tax expense of $67 million.
(g)At ComEd, the higher effective tax rate is primarily related to the nondeductible Deferred Prosecution Agreement payments.
(h)At BGE, PHI, Pepco, and DPL, the lower effective tax rate is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements.
(i)ACE recognized a loss before income taxes for the six months ended June 30, 2020. As a result, a positive percentage at ACE represents an income tax benefit for the period presented. At ACE, the higher effective tax rate is primarily attributable to accelerated amortization of transmission related deferred income tax regulatory liabilities as a result of regulatory settlements.

Unrecognized Tax Benefits
PHI and ACE have the following unrecognized tax benefits as of June 30, 2021 and December 31, 2020. Exelon's, Generation's, ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	PHI	ACE
June 30, 2021	$54	$16
December 31, 2020	52	15
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
As of June 30, 2021, ACE has approximately $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.

11. Retirement Benefits (All Registrants)
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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2021 and 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$111	$96	$20	$22
Interest cost	160	190	28	39
Expected return on assets	(333)	(318)	(39)	(40)
Amortization of:
Prior service cost (credit)	—	1	(9)	(31)
Actuarial loss	149	128	10	12
Settlement charges	4	6	—	—
Net periodic benefit cost	$91	$103	$10	$2

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$220	$193	$40	$45
Interest cost	320	379	57	77
Expected return on assets	(667)	(636)	(79)	(81)
Amortization of:
Prior service cost (credit)	1	2	(17)	(62)
Actuarial loss	299	256	19	24
Curtailment benefits	—	—	(1)	—
Settlement charges	4	6	—	—
Net periodic benefit cost	$177	$200	$19	$3

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

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and OPEB Costs	2021	2020	2021	2020
Exelon	$101	$105	$196	$203
Generation	30	32	56	59
ComEd	32	28	64	57
PECO	2	1	4	3
BGE	16	16	31	31
PHI	12	18	24	35
Pepco	2	4	3	7
DPL	1	2	1	4
ACE	3	3	5	7
Defined Contribution Savings Plans

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Retirement Benefits
The Registrants participate in various 401(k) defined contribution savings plans that are sponsored by Exelon. The plans are qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plans Matching Contributions	2021	2020	2021	2020
Exelon	$36	$34	$69	$67
Generation	13	14	26	27
ComEd	10	9	18	16
PECO	3	2	6	5
BGE	2	2	4	4
PHI	4	3	7	6
Pepco	1	1	2	2
DPL	1	—	2	1
ACE	1	1	1	1

12. Derivative Financial Instruments (All Registrants)
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

Note 12 — Derivative Financial Instruments
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

Note 12 — Derivative Financial Instruments
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
__________
(a)See Note 3 - Regulatory Matters of the 2020 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material as of June 30, 2021 and December 31, 2020 and is not presented in the fair value tables below.
The following table provides a summary of the derivative fair value balances recorded by Exelon, Generation, and ComEd as of June 30, 2021 and December 31, 2020:

	Exelon	Generation					ComEd
June 30, 2021	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral(a)(b)	Netting(a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$748	$6,541	$64	$(241)	$(5,616)	$748	$—
Mark-to-market derivative assets (noncurrent assets)	438	1,997	10	(92)	(1,477)	438	—
Total mark-to-market derivative assets	1,186	8,538	74	(333)	(7,093)	1,186	—
Mark-to-market derivative liabilities (current liabilities)	(713)	(6,075)	(54)	(177)	5,616	(690)	(23)
Mark-to-market derivative liabilities (noncurrent liabilities)	(553)	(1,739)	(7)	(42)	1,477	(311)	(242)
Total mark-to-market derivative liabilities	(1,266)	(7,814)	(61)	(219)	7,093	(1,001)	(265)
Total mark-to-market derivative net assets (liabilities)	$(80)	$724	$13	$(552)	$—	$185	$(265)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Derivative Financial Instruments

	Exelon	Generation					ComEd
December 31, 2020	Total Derivatives	Economic Hedges	Proprietary Trading	Collateral(a)(b)	Netting(a)	Subtotal	Economic Hedges
Mark-to-market derivative assets (current assets)	$639	$2,757	$40	$103	$(2,261)	$639	$—
Mark-to-market derivative assets (noncurrent assets)	554	1,501	4	64	(1,015)	554	—
Total mark-to-market derivative assets	1,193	4,258	44	167	(3,276)	1,193	—
Mark-to-market derivative liabilities (current liabilities)	(293)	(2,629)	(23)	131	2,261	(260)	(33)
Mark-to-market derivative liabilities (noncurrent liabilities)	(472)	(1,335)	(2)	118	1,015	(204)	(268)
Total mark-to-market derivative liabilities	(765)	(3,964)	(25)	249	3,276	(464)	(301)
Total mark-to-market derivative net assets (liabilities)	$428	$294	$19	$416	$—	$729	$(301)
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
(b)Includes $858 million held and $209 million posted of variation margin with the exchanges as of June 30, 2021 and December 31, 2020 respectively.
Economic Hedges (Commodity Price Risk)
Generation. For the three and six months ended June 30, 2021 and 2020, Exelon and Generation recognized the following net pre-tax commodity mark-to-market gains (losses) which are also located in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income Statement Location	Gain (Loss)		Gain (Loss)
Operating revenues	$(240)	$24	$(323)	$199
Purchased power and fuel	552	63	817	15
Total Exelon and Generation	$312	$87	$494	$214
In general, increases and decreases in forward market prices have a positive and negative impact, respectively, on Generation’s owned and contracted generation positions that have not been hedged. Generation hedges commodity price risk on a ratable basis over three-year periods. As of June 30, 2021, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 98%-101% for 2021.
Proprietary Trading (Commodity Price Risk)
Generation also executes commodity derivatives for proprietary trading purposes. Proprietary trading includes all contracts executed with the intent of benefiting from shifts or changes in market prices as opposed to those executed with the intent of hedging or managing risk. Gains and losses associated with proprietary trading are reported as Operating revenues in Exelon’s and Generation’s Consolidated Statements of Operations and Comprehensive Income and are included in the Net fair value changes related to derivatives line in the Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2021 and 2020, net pre-tax commodity mark-to-market gains and losses for Exelon and Generation were not material. The Utility Registrants do not execute derivatives for proprietary trading purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Derivative Financial Instruments
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Generation utilizes interest rate swaps to manage its interest rate exposure and foreign currency derivatives to manage foreign exchange rate exposure associated with international commodity purchases in currencies other than U.S. dollars, both of which are treated as economic hedges. The notional amounts were $629 million and $665 million for Exelon and Generation as of June 30, 2021 and December 31, 2020, respectively.
The mark-to-market derivative assets and liabilities as of June 30, 2021 and December 31, 2020 and the mark-to-market gains and losses for the three and six months ended June 30, 2021 and 2020 were not material for Exelon and Generation.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Derivative Financial Instruments
The following tables provide information on Generation’s credit exposure for all derivative instruments, NPNS, and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2021. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties. The amounts in the tables below exclude credit risk exposure from individual retail counterparties, nuclear fuel procurement contracts, and exposure through RTOs, ISOs, NYMEX, ICE, NASDAQ, NGX, and Nodal commodity exchanges.

Rating as of June 30, 2021	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$446	$56	$390	—	$—
Non-investment grade	15	1	14
No external ratings
Internally rated — investment grade	134	1	133
Internally rated — non-investment grade	126	35	91
Total	$721	$93	$628	—	$—

Net Credit Exposure by Type of Counterparty	As of June 30, 2021
Financial institutions	$27
Investor-owned utilities, marketers, power producers	448
Energy cooperatives and municipalities	85
Other	68
Total	$628
_________
(a)As of June 30, 2021, credit collateral held from counterparties where Generation had credit exposure included $53 million of cash and $40 million of letters of credit. The credit collateral does not include non-liquid collateral.
Utility Registrants. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of June 30, 2021, the Utility Registrants’ counterparty credit risk with suppliers was not material.
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

Note 12 — Derivative Financial Instruments
The aggregate fair value of all derivative instruments with credit-risk related contingent features in a liability position that are not fully collateralized (excluding transactions on the exchanges that are fully collateralized) is detailed in the table below:

Credit-Risk Related Contingent Features	June 30, 2021	December 31, 2020
Gross fair value of derivative contracts containing this feature(a)	$(2,173)	$(834)
Offsetting fair value of in-the-money contracts under master netting arrangements(b)	1,151	537
Net fair value of derivative contracts containing this feature(c)	$(1,022)	$(297)
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
As of June 30, 2021 and December 31, 2020, Exelon and Generation posted or held the following amounts of cash collateral and letters of credit on derivative contracts with external counterparties, after giving consideration to offsetting derivative and non-derivative positions under master netting agreements.

	June 30, 2021	December 31, 2020
Cash collateral posted	$67	$511
Letters of credit posted	344	226
Cash collateral held	621	110
Letters of credit held	50	40
Additional collateral required in the event of a credit downgrade below investment grade	1,899	1,432
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
PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of June 30, 2021, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of June 30, 2021, they could have been required to post incremental collateral to their counterparties of $22 million, $40 million and $12 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Debt and Credit Agreements

13. Debt and Credit Agreements (All Registrants)
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs as of June 30, 2021 and December 31, 2020. PECO and BGE had no commercial paper borrowings as of both June 30, 2021 and December 31, 2020.

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Exelon(a)	$365	$1,031	0.17%	0.25%
Generation	—	340	—%	0.27%
ComEd	33	323	0.15%	0.23%
PHI(b)	332	368	0.17%	0.24%
Pepco	154	35	0.17%	0.22%
DPL	—	146	—%	0.24%
ACE	178	187	0.18%	0.25%
__________
(a)Exelon Corporate had no outstanding commercial paper borrowings as of both June 30, 2021 and December 31, 2020.
(b)Represents the consolidated amounts of Pepco, DPL, and ACE.
See Note 17 – Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on the Registrants' credit facilities.
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

Note 13 — Debt and Credit Agreements
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
See Note 17 – Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on Generation's bilateral credit agreements.
Credit Agreements
On July 15, 2021, each of the Registrants' respective syndicated revolving credit facilities had their maturity dates extended to May 26, 2024.
Long-Term Debt
Issuance of Long-Term Debt
During the six months ended June 30, 2021, the following long-term debt was issued:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Debt and Credit Agreements

Company	Type	Interest Rate		Maturity	Amount	Use of Proceeds
Exelon	Long-Term Software License Agreements	3.62%		December 1, 2025	$4	Procurement of software licenses.
Generation	West Medway II Nonrecourse Debt	LIBOR + 3%	(a)	March 31, 2026	150	Funding for general corporate purposes.
Generation	Energy Efficiency Project Financing(b)	2.53%		August 31, 2021	1	Funding to install energy conservation measures for the Fort AP Hill project.
ComEd	First Mortgage Bonds, Series 130	3.13%		March 15, 2051	700	Repay a portion of outstanding commercial paper obligations and two outstanding term loans, and to fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	3.05%		March 15, 2051	375	Funding for general corporate purposes.
BGE	Senior Notes	2.25%		June 15, 2031	600	Repay a portion of outstanding commercial paper obligations, repay existing indebtedness, and to fund other general corporate purposes.
Pepco(c)	First Mortgage Bonds	2.32%		March 30, 2031	150	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	3.24%		March 30, 2051	125	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	2.30%		March 15, 2031	350	Refinance existing indebtedness, repay outstanding commercial paper obligations, and for general corporate purposes.
__________
(a)The nonrecourse debt has an average blended interest rate.
(b)For Energy Efficiency Project Financing, the maturity dates represent the expected date of project completion, upon which the respective customer assumes the outstanding debt.
(c)On March 30, 2021, Pepco entered into a purchase agreement of First Mortgage Bonds of $125 million at 3.29% due on September 28, 2051. The closing date of the issuance is expected to occur in September 2021.
Debt Covenants
As of June 30, 2021, the Registrants are in compliance with debt covenants.
Nonrecourse Debt
Exelon and Generation have issued nonrecourse debt financing. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default.
West Medway II, LLC. On May 13, 2021, West Medway II, LLC (West Medway II), an indirect subsidiary of Generation, entered into a financing agreement for a $150 million nonrecourse senior secured term loan credit facility with a maturity date of March 31, 2026. The term loan bears interest at an average blended interest rate of LIBOR plus 3%, paid quarterly. In addition to the financing, West Medway II, entered into interest rate swaps with an initial notional amount of $113 million at an interest rate of 0.61%, paid quarterly, to manage a portion of the interest rate exposure in connection with financing. The net proceeds were distributed to Generation for general

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Debt and Credit Agreements
corporate purposes. Generation’s interests in West Medway II, were pledged as collateral for this financing. As of June 30, 2021 approximately $150 million was outstanding.
See Note 17 – Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on nonrecourse debt and Note 12 – Derivative Financial Instruments for additional information on interest rate swaps.
14. Fair Value of Financial Assets and Liabilities (All Registrants)
Exelon measures and classifies fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, SNF obligation, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2021 and December 31, 2020. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented on their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	June 30, 2021				December 31, 2020
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$38,710	$40,956	$3,189	$44,145	$36,912	$40,688	$3,064	$43,752
Generation	6,178	5,776	1,145	6,921	6,087	5,648	1,208	6,856
ComEd	9,675	11,407	—	11,407	8,983	11,117	—	11,117
PECO	4,125	4,722	50	4,772	3,753	4,553	50	4,603
BGE	4,259	4,748	—	4,748	3,664	4,366	—	4,366
PHI	7,369	6,048	1,994	8,042	7,006	6,099	1,806	7,905
Pepco	3,318	3,240	860	4,100	3,165	3,336	748	4,084
DPL	1,804	1,434	556	1,990	1,677	1,484	455	1,939
ACE	1,515	1,117	578	1,695	1,413	1,018	602	1,620
Long-Term Debt to Financing Trusts(a)
Exelon	$390	$—	$482	$482	$390	$—	$467	$467
ComEd	205	—	253	253	205	—	246	246
PECO	184	—	229	229	184	—	221	221
SNF Obligation
Exelon	$1,209	$995	$—	$995	$1,208	$909	$—	$909
Generation	1,209	995	—	995	1,208	909	—	909
__________
(a)Includes unamortized debt issuance costs which are not fair valued.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:
Exelon and Generation

	Exelon					Generation
As of June 30, 2021	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$1,167	$—	$—	$—	$1,167	$162	$—	$—	$—	$162
NDT fund investments
Cash equivalents(b)	552	75	—	—	627	552	75	—	—	627
Equities	4,770	1,720	—	1,671	8,161	4,770	1,720	—	1,671	8,161
Fixed income
Corporate debt(c)	—	1,146	285	—	1,431	—	1,146	285	—	1,431
U.S. Treasury and agencies	2,052	39	—	—	2,091	2,052	39	—	—	2,091
Foreign governments	—	51	—	—	51	—	51	—	—	51
State and municipal debt	—	28	—	—	28	—	28	—	—	28
Other	32	31	—	1,113	1,176	32	31	—	1,113	1,176
Fixed income subtotal	2,084	1,295	285	1,113	4,777	2,084	1,295	285	1,113	4,777
Private credit	—	—	176	607	783	—	—	176	607	783
Private equity	—	—	—	580	580	—	—	—	580	580
Real estate	—	—	—	762	762	—	—	—	762	762
NDT fund investments subtotal(d)(e)	7,406	3,090	461	4,733	15,690	7,406	3,090	461	4,733	15,690
Rabbi trust investments
Cash equivalents	65	—	—	—	65	4	—	—	—	4
Mutual funds	99	—	—	—	99	33	—	—	—	33
Fixed income	—	11	—	—	11	—	—	—	—	—
Life insurance contracts	—	94	34	—	128	—	31	—	—	31
Rabbi trust investments subtotal	164	105	34	—	303	37	31	—	—	68
Investments in equities(f)	327	—	—	—	327	327	—	—	—	327
Commodity derivative assets
Economic hedges	1,781	3,917	2,840	—	8,538	1,781	3,917	2,840	—	8,538
Proprietary trading	—	62	12	—	74	—	62	12	—	74
Effect of netting and allocation of collateral(g)(h)	(1,411)	(3,502)	(2,513)	—	(7,426)	(1,411)	(3,502)	(2,513)	—	(7,426)
Commodity derivative assets subtotal	370	477	339	—	1,186	370	477	339	—	1,186
DPP consideration	—	374	—	—	374	—	374	—	—	374

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of June 30, 2021	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Total assets	9,434	4,046	834	4,733	19,047	8,302	3,972	800	4,733	17,807
Liabilities
Commodity derivative liabilities
Economic hedges	(1,245)	(3,444)	(3,390)	—	(8,079)	(1,245)	(3,444)	(3,125)	—	(7,814)
Proprietary trading	—	(45)	(16)	—	(61)	—	(45)	(16)	—	(61)
Effect of netting and allocation of collateral(g)(h)	1,242	3,295	2,337	—	6,874	1,242	3,295	2,337	—	6,874
Commodity derivative liabilities subtotal	(3)	(194)	(1,069)	—	(1,266)	(3)	(194)	(804)	—	(1,001)
Deferred compensation obligation	—	(144)	—	—	(144)	—	(42)	—	—	(42)
Total liabilities	(3)	(338)	(1,069)	—	(1,410)	(3)	(236)	(804)	—	(1,043)
Total net assets (liabilities)	$9,431	$3,708	$(235)	$4,733	$17,637	$8,299	$3,736	$(4)	$4,733	$16,764

	Exelon					Generation
As of December 31, 2020	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Assets
Cash equivalents(a)	$686	$—	$—	$—	$686	$124	$—	$—	$—	$124
NDT fund investments
Cash equivalents(b)	210	95	—	—	305	210	95	—	—	305
Equities	3,886	2,077	—	1,562	7,525	3,886	2,077	—	1,562	7,525
Fixed income
Corporate debt(c)	—	1,485	285	—	1,770	—	1,485	285	—	1,770
U.S. Treasury and agencies	1,871	126	—	—	1,997	1,871	126	—	—	1,997
Foreign governments	—	56	—	—	56	—	56	—	—	56
State and municipal debt	—	101	—	—	101	—	101	—	—	101
Other	—	41	—	961	1,002	—	41	—	961	1,002
Fixed income subtotal	1,871	1,809	285	961	4,926	1,871	1,809	285	961	4,926
Private credit	—	—	212	629	841	—	—	212	629	841
Private equity	—	—	—	504	504	—	—	—	504	504
Real estate	—	—	—	679	679	—	—	—	679	679
NDT fund investments subtotal(d)(e)	5,967	3,981	497	4,335	14,780	5,967	3,981	497	4,335	14,780
Rabbi trust investments
Cash equivalents	60	—	—	—	60	4	—	—	—	4
Mutual funds	91	—	—	—	91	29	—	—	—	29
Fixed income	—	11	—	—	11	—	—	—	—	—
Life insurance contracts	—	87	34	—	121	—	28	—	—	28
Rabbi trust investments subtotal	151	98	34	—	283	33	28	—	—	61
Investments in equities(f)	195	—	—	—	195	195	—	—	—	195
Commodity derivative assets
Economic hedges	745	1,914	1,599	—	4,258	745	1,914	1,599	—	4,258
Proprietary trading	—	17	27	—	44	—	17	27	—	44

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities

	Exelon					Generation
As of December 31, 2020	Level 1	Level 2	Level 3	Not subject to leveling	Total	Level 1	Level 2	Level 3	Not subject to leveling	Total
Effect of netting and allocation of collateral(g)(h)	(607)	(1,597)	(905)	—	(3,109)	(607)	(1,597)	(905)	—	(3,109)
Commodity derivative assets subtotal	138	334	721	—	1,193	138	334	721	—	1,193
DPP consideration	—	639	—	—	639	—	639	—	—	639
Total assets	7,137	5,052	1,252	4,335	17,776	6,457	4,982	1,218	4,335	16,992
Liabilities
Commodity derivative liabilities
Economic hedges	(682)	(1,928)	(1,655)	—	(4,265)	(682)	(1,928)	(1,354)	—	(3,964)
Proprietary trading	—	(21)	(4)	—	(25)	—	(21)	(4)	—	(25)
Effect of netting and allocation of collateral(g)(h)	540	1,918	1,067	—	3,525	540	1,918	1,067	—	3,525
Commodity derivative liabilities subtotal	(142)	(31)	(592)	—	(765)	(142)	(31)	(291)	—	(464)
Deferred compensation obligation	—	(145)	—	—	(145)	—	(42)	—	—	(42)
Total liabilities	(142)	(176)	(592)	—	(910)	(142)	(73)	(291)	—	(506)
Total net assets	$6,995	$4,876	$660	$4,335	$16,866	$6,315	$4,909	$927	$4,335	$16,486
__________
(a)Exelon excludes cash of $728 million and $409 million at June 30, 2021 and December 31, 2020, respectively, and restricted cash of $114 million and $59 million at June 30, 2021 and December 31, 2020, respectively, and includes long-term restricted cash of $52 million and $53 million at June 30, 2021 and December 31, 2020, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. Generation excludes cash of $407 million and $171 million at June 30, 2021 and December 31, 2020, respectively, and restricted cash of $32 million and $20 million at June 30, 2021 and December 31, 2020, respectively.
(b)Includes $103 million and $116 million of cash received from outstanding repurchase agreements at June 30, 2021 and December 31, 2020, respectively, and is offset by an obligation to repay upon settlement of the agreement as discussed in (e) below.
(c)Includes investments in equities sold short of $(52) million and $(62) million as of June 30, 2021 and December 31, 2020, respectively, held in an investment vehicle primarily to hedge the equity option component of its convertible debt.
(d)Includes derivative assets of less than $1 million and $2 million, which have total notional amounts of $2,016 million and $1,043 million at June 30, 2021 and December 31, 2020, respectively. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the periods ended and do not represent the amount of Exelon and Generation's exposure to credit or market loss.
(e)Excludes net liabilities of $94 million and $181 million at June 30, 2021 and December 31, 2020, respectively, which include certain derivative assets that have notional amounts of $137 million and $104 million at June 30, 2021 and December 31, 2020, respectively. These items consist of receivables related to pending securities sales, interest and dividend receivables, repurchase agreement obligations, and payables related to pending securities purchases. The repurchase agreements are generally short-term in nature with durations generally of 30 days or less.
(f)Includes equity investments held by Generation which were previously designated as equity investments without readily determinable fair value but are now publicly traded and therefore have readily determinable fair values. The first investment became publicly traded in the fourth quarter of 2020. Generation recorded the fair value of these investments in Other current assets on Exelon's and Generation's Consolidated Balance Sheets based on the quoted market prices of the stocks at June 30, 2021, which resulted in unrealized gains for investments that became publicly traded during 2021 of $102 million and $220 million within Other, net in Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2021, respectively.
(g)Collateral (received) from counterparties, net of collateral paid to counterparties, totaled $(169) million, $(207) million, and $(176) million allocated to Level 1, Level 2, and Level 3 mark-to-market derivatives, respectively, as of June 30, 2021. Collateral (received)/posted from counterparties, net of collateral paid to counterparties, totaled $(67) million, $321 million, and $162 million allocated to Level 1, Level 2, and Level 3 mark-to-market derivatives, respectively, as of December 31, 2020.
(h)Includes $858 million held and $209 million posted of variation margin with the exchanges as of June 30, 2021 and December 31, 2020, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities
As of June 30, 2021, Exelon and Generation have outstanding commitments to invest in private credit, private equity, and real estate investments of approximately $364 million, $224 million, and $320 million, respectively. These commitments will be funded by Generation’s existing NDT funds.
Exelon and Generation held investments without readily determinable fair values with carrying amounts of $38 million and $26 million as of June 30, 2021, respectively. Exelon and Generation held investments without readily determinable fair values with carrying amounts of $73 million and $55 million as of December 31, 2020, respectively. Changes in fair value, cumulative adjustments, and impairments were not material for the three and six months ended June 30, 2021 and for the year ended December 31, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
As of June 30, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$264	$—	$—	$264	$230	$—	$—	$230	$334	$—	$—	$334
Rabbi trust investments
Mutual funds	—	—	—	—	10	—	—	10	14	—	—	14
Life insurance contracts	—	—	—	—	—	15	—	15	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	10	15	—	25	14	—	—	14
Total assets	264	—	—	264	240	15	—	255	348	—	—	348
Liabilities
Deferred compensation obligation	—	(9)	—	(9)	—	(8)	—	(8)	—	(6)	—	(6)
Mark-to-market derivative liabilities(b)	—	—	(265)	(265)	—	—	—	—	—	—	—	—
Total liabilities	—	(9)	(265)	(274)	—	(8)	—	(8)	—	(6)	—	(6)
Total net assets (liabilities)	$264	$(9)	$(265)	$(10)	$240	$7	$—	$247	$348	$(6)	$—	$342

	ComEd				PECO				BGE
As of December 31, 2020	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$285	$—	$—	$285	$8	$—	$—	$8	$120	$—	$—	$120
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	10	—	—	10
Life insurance contracts	—	—	—	—	—	13	—	13	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	13	—	22	10	—	—	10
Total assets	285	—	—	285	17	13	—	30	130	—	—	130
Liabilities
Deferred compensation obligation	—	(8)	—	(8)	—	(9)	—	(9)	—	(5)	—	(5)
Mark-to-market derivative liabilities(b)	—	—	(301)	(301)	—	—	—	—	—	—	—	—
Total liabilities	—	(8)	(301)	(309)	—	(9)	—	(9)	—	(5)	—	(5)
Total net assets (liabilities)	$285	$(8)	$(301)	$(24)	$17	$4	$—	$21	$130	$(5)	$—	$125
__________
(a)ComEd excludes cash of $44 million and $83 million at June 30, 2021 and December 31, 2020, respectively, and restricted cash of $46 million and $37 million at June 30, 2021 and December 31, 2020, respectively, and includes long-term restricted cash of $43 million at both June 30, 2021 and December 31, 2020, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. PECO excludes cash of $154 million and $18 million at June 30, 2021 and December 31, 2020, respectively. BGE excludes cash of $34 million and $24 million at June 30, 2021 and December 31, 2020, respectively, and restricted cash of $3 million and $1 million at June 30, 2021 and December 31, 2020, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of $23 million and $242 million, respectively, at June 30, 2021 and $33 million and $268 million, respectively, at December 31, 2020 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	As of June 30, 2021				As of December 31, 2020
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$46	$—	$—	$46	$86	$—	$—	$86
Rabbi trust investments
Cash equivalents	59	—	—	59	55	—	—	55
Mutual funds	14	—	—	14	14	—	—	14
Fixed income	—	11	—	11	—	11	—	11
Life insurance contracts	—	26	34	60	—	26	34	60
Rabbi trust investments subtotal	73	37	34	144	69	37	34	140
Total assets	119	37	34	190	155	37	34	226
Liabilities
Deferred compensation obligation	—	(16)	—	(16)	—	(17)	—	(17)
Total liabilities	—	(16)	—	(16)	—	(17)	—	(17)
Total net assets	$119	$21	$34	$174	$155	$20	$34	$209

	Pepco				DPL				ACE
As of June 30, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$28	$—	$—	$28	$5	$—	$—	$5	$12	$—	$—	$12
Rabbi trust investments
Cash equivalents	57	—	—	57	—	—	—	—	—	—	—	—
Fixed income	—	2	—	2	—	—	—	—	—	—	—	—
Life insurance contracts	—	26	34	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	57	28	34	119	—	—	—	—	—	—	—	—
Total assets	85	28	34	147	5	—	—	5	12	—	—	12
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$85	$26	$34	$145	$5	$—	$—	$5	$12	$—	$—	$12

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2020	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$35	$—	$—	$35	$—	$—	$—	$—	$13	$—	$—	$13
Rabbi trust investments
Cash equivalents	53	—	—	53	—	—	—	—	—	—	—	—
Fixed income	—	2	—	2	—	—	—	—	—	—	—	—
Life insurance contracts	—	26	34	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	53	28	34	115	—	—	—	—	—	—	—	—
Total assets	88	28	34	150	—	—	—	—	13	—	—	13
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$88	$26	$34	$148	$—	$—	$—	$—	$13	$—	$—	$13
__________
(a)PHI excludes cash of $61 million and $74 million at June 30, 2021 and December 31, 2020, respectively, and restricted cash of $5 million and none at June 30, 2021 and December 31, 2020, respectively, and includes long-term restricted cash of $9 million and $10 million at June 30, 2021 and December 31, 2020, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. Pepco excludes cash of $17 million and $30 million at June 30, 2021 and December 31, 2020, respectively, and restricted cash of $5 million and none at June 30, 2021 and December 31, 2020, respectively. DPL excludes cash of $17 million and $15 million at June 30, 2021 and December 31, 2020, respectively. ACE excludes cash of $11 million and $17 million at June 30, 2021 and December 31, 2020, respectively, and includes long-term restricted cash of $9 million and $10 million at June 30, 2021 and December 31, 2020, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2021 and 2020:

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended June 30, 2021	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of March 31, 2021	$426	$479	$207		$686	$(295)		$35	$—
Total realized / unrealized gains (losses)
Included in net income	(357)	1	(359)	(a)	(358)	—		1	—
Included in noncurrent payables to affiliates	—	6	—		6	—		—	(6)
Included in regulatory assets	36	—	—		—	30	(b)	—	6
Change in collateral	(282)	—	(282)		(282)	—		—	—
Purchases, sales, and settlements
Purchases	7	1	6		7	—		—	—
Sales	1	—	1		1	—		—	—
Settlements	(28)	(26)	—		(26)	—		(2)	—
Transfers into Level 3	1	—	1	(c)	1	—		—	—
Transfers out of Level 3	(39)	—	(39)	(c)	(39)	—		—	—
Balance at June 30, 2021	$(235)	$461	$(465)		$(4)	$(265)		$34	$—
The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2021	$(372)	$1	$(374)		$(373)	$—		$1	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities

	Exelon	Generation				ComEd		PHI and Pepco
Six months ended June 30, 2021	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2020	$660	$497	$430		$927	$(301)		$34	$—
Total realized / unrealized gains (losses)
Included in net income	(632)	2	(636)	(a)	(634)	—		2	—
Included in noncurrent payables to affiliates	—	7	—		7	—		—	(7)
Included in regulatory assets	43	—	—		—	36	(b)	—	7
Change in collateral	(338)	—	(338)		(338)	—		—	—
Purchases, sales, and settlements
Purchases	115	1	114		115	—		—	—
Sales	1	—	1		1	—		—	—
Settlements	(48)	(46)	—		(46)	—		(2)	—
Transfers into Level 3	1	—	1	(c)	1	—		—	—
Transfers out of Level 3	(37)	—	(37)	(c)	(37)	—		—	—
Balance as of June 30, 2021	$(235)	$461	$(465)		$(4)	$(265)		$34	$—
The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2021	$(518)	$2	$(522)		$(520)	$—		$2	$—

	Exelon	Generation				ComEd		PHI and Pepco
Three Months Ended June 30, 2020	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of March 31, 2020	$1,088	$498	$862		$1,360	$(314)		$42	$—
Total realized / unrealized gains (losses)
Included in net income	(166)	(1)	(166)	(a)	(167)	—		1	—
Included in regulatory assets/liabilities	(4)	—	—		—	(4)	(b)	—	—
Change in collateral	(42)	—	(42)		(42)	—		—	—
Purchases, sales, and settlements
Purchases	30	3	27		30	—		—	—
Sales	(2)	—	(2)		(2)	—		—	—
Settlements	(1)	(1)	—		(1)	—		—	—
Transfers into Level 3	(9)	—	(9)	(c)	(9)	—		—	—
Transfers out of Level 3	(11)	—	(11)	(c)	(11)	—		—	—
Balance as of June 30, 2020	$883	$499	$659		$1,158	$(318)		$43	$—
The amount of total (losses) gains included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2020	$(72)	$(1)	$(72)		$(73)	$—		$1	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities

	Exelon	Generation				ComEd		PHI and Pepco
Six Months Ended June 30, 2020	Total	NDT Fund Investments	Mark-to-Market Derivatives		Total Generation	Mark-to-Market Derivatives		Life Insurance Contracts	Eliminated in Consolidation
Balance as of December 31, 2019	$1,068	$511	$817		$1,328	$(301)		$41	$—
Total realized / unrealized gains (losses)
Included in net income	(156)	(2)	(156)	(a)	(158)	—		2	—
Included in noncurrent payables to affiliates	—	(1)	—		(1)	—		—	1
Included in regulatory assets	(18)	—	—		—	(17)	(b)	—	(1)
Change in collateral	(41)	—	(41)		(41)	—		—	—
Purchases, sales, and settlements
Purchases	71	6	65		71	—		—	—
Sales	(24)	—	(24)		(24)	—		—	—
Settlements	(15)	(15)	—		(15)	—		—	—
Transfers into Level 3	(6)	—	(6)	(c)	(6)	—		—	—
Transfers out of Level 3	4	—	4	(c)	4	—		—	—
Balance as of June 30, 2020	$883	$499	$659		$1,158	$(318)		$43	$—
The amount of total gains (losses) included in income attributed to the change in unrealized gains (losses) related to assets and liabilities as of June 30, 2020	$115	$(2)	$115		$113	$—		$2	$—
__________
(a)Includes an addition of $15 million for realized losses and a reduction of $114 million for realized gains due to the settlement of derivative contracts for the three and six months ended June 30, 2021. Includes a reduction of $94 million and $271 million for realized gains due to the settlement of derivative contracts for the three and six months ended June 30, 2020.
(b)Includes $25 million of increases in fair value and an increase for realized losses due to settlements of $5 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2021. Includes $23 million of increases in fair value and an increase for realized losses due to settlements of $13 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2021. Includes $12 million of decreases in fair value and an increase for realized losses due to settlements of $8 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2020. Includes $35 million of decrease in fair value and an increase for realized losses due to settlements of $18 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2020.
(c)Transfers into and out of Level 3 generally occur when the contract tenor becomes less and more observable respectively, primarily due to changes in market liquidity or assumptions for certain commodity contracts.
The following tables present the income statement classification of the total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2021 and 2020:

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total (losses) gains included in net income for the three months ended June 30, 2021	$(555)	$196	$1	$1	$(555)	$196	$1	$1
Total (losses) gain included in net income for the six months ended June 30, 2021	(670)	34	2	2	(670)	34	2	2
Total unrealized (losses) gains for the three months ended June 30, 2021	(543)	169	1	1	(543)	169	1	1
Total unrealized (losses) gains for the six months ended June 30, 2021	(608)	86	2	2	(608)	86	2	2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities

	Exelon				Generation			PHI and Pepco
	Operating Revenues	Purchased Power and Fuel	Operating and Maintenance	Other, net	Operating Revenues	Purchased Power and Fuel	Other, net	Operating and Maintenance
Total (losses) gains included in net income for the three months ended June 30, 2020	$(137)	$(29)	$1	$—	$(137)	$(29)	$—	$1
Total (losses) gains included in net income for the six months ended June 30, 2020	(65)	(91)	2	—	(65)	(91)	—	2
Total unrealized (losses) gains for the three months ended June 30, 2020	(39)	(33)	1	(1)	(39)	(33)	(1)	1
Total unrealized gains (losses) for the six months ended June 30, 2020	166	(51)	2	(2)	166	(51)	(2)	2
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Fair Value of Financial Assets and Liabilities
Mark-to-Market Derivatives (Exelon, Generation, and ComEd)
The table below discloses the significant inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value at June 30, 2021	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	2021 Range & Arithmetic Average				2020 Range & Arithmetic Average
Mark-to-market derivatives — Economic Hedges (Exelon and Generation)(a)(b)	$(285)	$245	Discounted Cash Flow	Forward power price	$7.13	-	$281	$39	$2.25	-	$163	$30
				Forward gas price	$1.53	-	$12.51	$3.10	$1.57	-	$7.88	$2.59
			Option Model	Volatility percentage	11%	-	209%	33%	11%	-	237%	32%

Mark-to-market derivatives — Proprietary trading (Exelon and Generation)(a)(b)	$(4)	$23	Discounted Cash Flow	Forward power price	$10	-	$132	$38	$10	-	$106	$27

Mark-to-market derivatives (Exelon and ComEd)	$(265)	$(301)	Discounted Cash Flow	Forward heat rate(c)	9x	-	10x	9.13x	8x	-	9x	8.85x
				Marketability reserve	3%	-	7%	4.77%	3%	-	8%	4.93%
				Renewable factor	94%	-	122%	99%	91%	-	123%	99%
__________
(a)The valuation techniques, unobservable inputs, ranges and arithmetic averages are the same for the asset and liability positions.
(b)The fair values do not include cash collateral (received)/posted on level three positions of $(176) million and $162 million as of June 30, 2021 and December 31, 2020, respectively.
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

15. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 19 of the Exelon 2020 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE as of June 30, 2021:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Commitments and Contingencies

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	76	63	52	7	4
__________
(a)Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.
In addition, Exelon is committed to develop or to assist in the commercial development of approximately 37 MWs of new solar generation in Maryland, District of Columbia, and Delaware at an estimated cost of approximately $135 million, which will generate future earnings at Exelon and Generation. Investment costs, which are expected to be primarily capital in nature, are recognized as incurred and recorded in Exelon's and Generation's financial statements. As of June 30, 2021, approximately 33 MWs of new generation were developed and Exelon and Generation have incurred costs of $121 million. Exelon has also committed to purchase 100 MWs of wind energy in PJM. DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DPSC in 2019. The third and final 40 MW wind REC tranche will be conducted in 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of June 30, 2021, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2021	2022	2023	2024	2025	2026 and beyond
Exelon
Letters of credit	$1,751	$591	$1,160	$—	$—	$—	$—
Surety bonds(a)	920	619	299	—	2	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	30	—	3	3	6	6	12
Total commercial commitments	$3,079	$1,210	$1,462	$3	$8	$6	$390

Generation
Letters of credit	$1,735	$578	$1,157	$—	$—	$—	$—
Surety bonds(a)	772	514	258	—	—	—	—
Total commercial commitments	$2,507	$1,092	$1,415	$—	$—	$—	$—

ComEd
Letters of credit	$7	$7	$—	$—	$—	$—	$—
Surety bonds(a)	17	9	6	—	2	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$224	$16	$6	$—	$2	$—	$200

PECO
Surety bonds(a)	$3	$1	$2	$—	$—	$—	$—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$181	$1	$2	$—	$—	$—	$178

BGE
Letters of credit	$2	$—	$2	$—	$—	$—	$—
Surety bonds(a)	3	2	1	—	—	—	—
Total commercial commitments	$5	$2	$3	$—	$—	$—	$—

PHI
Surety bonds(a)	$25	$8	$17	$—	$—	$—	$—
Guaranteed lease residual values(b)	30	—	3	3	6	6	12
Total commercial commitments	$55	$8	$20	$3	$6	$6	$12

Pepco
Surety bonds(a)	$17	$4	$13	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	1	1	2	2	4
Total commercial commitments	$27	$4	$14	$1	$2	$2	$4

DPL
Surety bonds(a)	$4	$2	$2	$—	$—	$—	$—
Guaranteed lease residual values(b)	13	—	1	1	3	3	5
Total commercial commitments	$17	$2	$3	$1	$3	$3	$5

ACE
Surety bonds(a)	$4	$2	$2	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	1	1	1	3
Total commercial commitments	$11	$2	$3	$1	$1	$1	$3
__________
(a)Surety bonds—Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Commitments and Contingencies
(b)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $75 million guaranteed by Exelon and PHI, of which $26 million, $31 million, and $18 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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
•PECO has 7 sites that are currently under some degree of active study and/or remediation. PECO expects the majority of the remediation at these sites to continue through at least 2023.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Commitments and Contingencies
As of June 30, 2021 and December 31, 2020, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities within their respective Consolidated Balance Sheets:

	June 30, 2021		December 31, 2020
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$461	$297	$483	$314
Generation	117	—	121	—
ComEd	273	272	293	293
PECO	22	20	23	21
BGE	6	5	2	—
PHI	43	—	44	—
Pepco	41	—	42	—
DPL	1	—	1	—
ACE	1	—	1	—
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
In January 2018, the PRPs were advised by the EPA that it will begin an additional investigation and evaluation of groundwater conditions at the West Lake Landfill. In September 2018, the PRPs agreed to an Administrative

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Commitments and Contingencies
Settlement Agreement and Order on Consent for the performance by the PRPs of the groundwater Remedial Investigation and Feasibility Study (RI/FS). The purpose of this RI/FS is to define the nature and extent of any groundwater contamination from the West Lake Landfill site and evaluate remedial alternatives. Generation estimates the undiscounted cost for the groundwater RI/FS to be approximately $30 million. Generation determined a loss associated with the RI/FS is probable and has recorded a liability included in the table above that reflects management’s best estimate of Cotter’s allocable share of the cost among the PRPs. At this time Generation cannot predict the likelihood or the extent to which, if any, remediation activities may be required and therefore cannot estimate a reasonably possible range of loss for response costs beyond those associated with the RI/FS component. It is reasonably possible, however, that resolution of this matter could have a material, unfavorable impact on Exelon’s and Generation’s future financial statements.
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
Anacostia River Tidal Reach (Exelon, PHI, and Pepco). Contemporaneous with the Benning Road site RI/FS being performed by Pepco and Generation, DOEE and NPS have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-District of Columbia boundary line to the confluence of the Anacostia and Potomac Rivers. The river-wide RI incorporated the results of the river sampling performed by Pepco and Pepco Energy Services as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by DOEE’s contractor. In April 2018, DOEE released a draft RI report for public review and comment. Pepco submitted written comments to the draft RI and participated in a public hearing.
Pepco has determined that it is probable that costs for remediation will be incurred and recorded a liability in the third quarter 2019 for management’s best estimate of its share of those costs. On September 30, 2020, DOEE

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Commitments and Contingencies
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
On July 12, 2021, DOEE and NPS held a virtual meeting with the PRP's in response to a General Notice Letter sent by each agency inviting the PRP's to participate in discussions, which PEPCO attended.
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
At June 30, 2021 and December 31, 2020, Exelon and Generation had recorded estimated liabilities of approximately $85 million and $89 million, respectively, in total for asbestos-related bodily injury claims. As of June 30, 2021, approximately $21 million of this amount related to 230 open claims presented to Generation, while the remaining $64 million is for estimated future asbestos-related bodily injury claims anticipated to arise through 2055, based on actuarial assumptions and analyses, which are updated on an annual basis. On a quarterly basis, Generation monitors actual experience against the number of forecasted claims to be received and expected claim payments and evaluates whether adjustments to the estimated liabilities are necessary.
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

Note 15 — Commitments and Contingencies
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
Subsequent to Exelon announcing the receipt of the subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•A putative class action lawsuit against Exelon and certain officers of Exelon and ComEd was filed in federal court in December 2019 alleging misrepresentations and omissions in Exelon’s SEC filings related to ComEd’s lobbying activities and the related investigations. The complaint was amended on September 16, 2020, to dismiss two of the original defendants and add other defendants, including ComEd. Defendants filed a motion to dismiss in November 2020. The court denied the motion in April 2021. On May 26, 2021, defendants moved the court to certify its order denying the motion to dismiss for interlocutory appeal. Briefing on the motion was completed in June 2021 and the motion remains pending. While that motion remains pending, the litigation has proceeded and in May 2021, the parties each filed respective initial discovery disclosures. On June 9, 2021, defendants filed their answer and affirmative defenses to the complaint. The parties are currently engaged in discovery.
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In November 2020, the Citizens Utility Board (CUB) filed a motion to intervene in the cases pursuant to an Illinois statute allowing CUB to intervene as a party or otherwise participate on behalf of utility consumers in any proceeding which affects the interest of utility consumers. On November 23, 2020, the court allowed CUB’s intervention, but denied CUB’s request to stay these cases. Plaintiffs subsequently filed a consolidated complaint, and ComEd and Exelon filed a motion to dismiss on jurisdictional and substantive grounds on January 11, 2021. Briefing on that motion was completed on March 2, 2021. The parties agreed, on March 25, 2021, along with the federal court plaintiffs, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. Oral argument on the state court motion to dismiss was held on August 4, 2021. No ruling has yet been issued.
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. In addition, CUB filed a motion to intervene in these cases on October 22, 2020 which was granted on December 23, 2020. In addition, on December 2, 2020, the court appointed interim lead plaintiffs in the federal cases which consisted of counsel for three of the four federal cases. These plaintiffs filed a consolidated complaint on January 5, 2021. CUB also filed its own complaint against ComEd only on the same day. The remaining federal case, Potter, et al. v. Exelon et al, differed from the other lawsuits as it named additional individual defendants not named in the consolidated complaint. The Potter plaintiffs decided not to move forward with their separate lawsuit at this time and voluntarily dismissed their complaint without prejudice on April 5, 2021. ComEd and Exelon moved to dismiss the consolidated class action complaint and CUB’s complaint on February 4, 2021. Briefing on that motion was completed on March 22, 2021. As noted above, on March 25, 2021, the parties agreed, along with the state court plaintiffs, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On June 14, 2021, plaintiffs filed a motion for leave to file a sur-reply to defendants' motion to dismiss, to which ComEd and Exelon objected. The court has taken the motion for leave under advisement.
•Five shareholders sent letters to the Exelon Board of Directors between 2020 and 2021 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (“SLC”) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Commitments and Contingencies
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
Various lawsuits have been filed against Generation since March 2021 related to these events, including:
•On March 5, 2021, Generation, along with more than 160 power generators and transmission and distribution companies, was sued by approximately 160 individually named plaintiffs, purportedly on behalf of all Texans who allegedly suffered loss of life or sustained personal injury, property damage or other losses as a result of the weather events. The plaintiffs allege that the defendants failed to properly prepare for the cold weather and failed to properly conduct their operations, seeking compensatory as well as punitive damages. On April 26, 2021, another multi-plaintiff lawsuit was filed on behalf of approximately 90 plaintiffs against more than 300 defendants, including Generation, involving similar allegations of liability and claims of personal injury and property damage. Since March 2021, approximately 60 additional lawsuits, naming multiple defendants including Generation, were filed by individual or multiple plaintiffs in different Texas counties, all arising out of the February weather events. These additional lawsuits allege wrongful death, property damage, or other losses. Co-defendants in these lawsuits include ERCOT, transmission and distribution utilities and other generators. Generation disputes liability and denies that it is responsible for any of plaintiffs’ alleged claims and is vigorously contesting them. No loss contingencies have been reflected in Exelon’s and Generation’s consolidated financial statements with respect to these matters, as such contingencies are neither probable nor reasonably estimable at this time.
•On March 22, 2021, a LDC filed a lawsuit in Missouri federal court against Generation for breach of contract and unjust enrichment, seeking damages of approximately $40 million. The plaintiff claims that Generation failed to deliver gas to its customers in February of 2021, causing the plaintiff to incur damages by forcing it to purchase gas for Generation’s customers and by Generation’s refusal to pay the resulting penalties. On March 26, 2021, Generation filed a complaint with the MPSC against the LDC to void the OFO penalties, or alternatively to grant a waiver or variance from the tariff requirements, to prohibit the LDC from billing or otherwise attempting to collect from Generation or any Missouri customer any portion of the penalties claimed by the LDC until the resolution of the complaint, and to prohibit the LDC from taking any retaliatory measure, including termination of service. The MPSC has scheduled an evidentiary hearing for January 2022. Based on the penalty provisions within the tariff that was in effect at the relevant time, Exelon and Generation have recorded a liability of approximately $40 million as of June 30, 2021.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Changes in Accumulated Other Comprehensive Income
16. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended June 30, 2021	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(5)	$(3,319)	$(22)	$(3,346)
OCI before reclassifications	—	—	2	2
Amounts reclassified from AOCI	—	55	—	55
Net current-period OCI	—	55	2	57
Ending balance	$(5)	$(3,264)	$(20)	$(3,289)

Three Months Ended June 30, 2020	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(3)	$(3,135)	$(35)	$(3,173)
OCI before reclassifications	—	2	2	4
Amounts reclassified from AOCI	—	37	—	37
Net current-period OCI	—	39	2	41
Ending balance	$(3)	$(3,096)	$(33)	$(3,132)

Six Months Ended June 30, 2021	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(5)	$(3,372)	$(23)	$(3,400)
OCI before reclassifications	—	(2)	3	1
Amounts reclassified from AOCI	—	110	—	110
Net current-period OCI	—	108	3	111
Ending balance	$(5)	$(3,264)	$(20)	$(3,289)

Six Months Ended June 30, 2020	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items (a)	Foreign Currency Items	Total
Beginning balance	$(2)	$(3,165)	$(27)	$(3,194)
OCI before reclassifications	(1)	(5)	(6)	(12)
Amounts reclassified from AOCI	—	74	—	74
Net current-period OCI	(1)	69	(6)	62
Ending balance	$(3)	$(3,096)	$(33)	$(3,132)
______
(a)AOCI amounts are included in the computation of net periodic pension and OPEB cost. See Note 11 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 16 — Changes in Accumulated Other Comprehensive Income
The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$1	$4	$2	$8
Actuarial loss reclassified to periodic benefit cost	(19)	(17)	(38)	(34)
Pension and non-pension postretirement benefit plans valuation adjustment	(1)	—	(1)	3

17. Variable Interest Entities (Exelon, Generation, PHI and ACE)
At June 30, 2021 and December 31, 2020, Exelon, Generation, PHI, and ACE collectively consolidated several VIEs or VIE groups for which the applicable Registrant was the primary beneficiary (see Consolidated VIEs below) and had significant interests in several other VIEs for which the applicable Registrant does not have the power to direct the entities’ activities and, accordingly, was not the primary beneficiary (see Unconsolidated VIEs below). Consolidated and unconsolidated VIEs are aggregated to the extent that the entities have similar risk profiles.
Consolidated VIEs
The table below shows the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated financial statements of Exelon, Generation, PHI, and ACE as of June 30, 2021 and December 31, 2020. The assets, except as noted in the footnotes to the table below, can only be used to settle obligations of the VIEs. The liabilities, except as noted in the footnote to the table below, are such that creditors, or beneficiaries, do not have recourse to the general credit of Exelon, Generation, PHI, and ACE.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Note 17 — Variable Interest Entities

	June 30, 2021				December 31, 2020
	Exelon	Generation	PHI (a)	ACE	Exelon	Generation	PHI (a)	ACE
Cash and cash equivalents	$233	$233	$—	$—	$98	$98	$—	$—
Restricted cash and cash equivalents	57	54	3	3	47	44	3	3
Accounts receivable
Customer	169	169	—	—	148	148	—	—
Other	44	44	—	—	36	36	—	—
Unamortized energy contract assets	22	22	—	—	22	22	—	—
Inventories, net
Materials and supplies	255	255	—	—	244	244	—	—
Assets held for sale(b)	—	—	—	—	101	101	—	—
Other current assets	408	404	4	—	674	669	5	—
Total current assets	1,188	1,181	7	3	1,370	1,362	8	3
Property, plant, and equipment, net	5,656	5,656	—	—	5,803	5,803	—	—
Nuclear decommissioning trust funds	3,215	3,215	—	—	3,007	3,007	—	—
Unamortized energy contract assets	237	237	—	—	249	249	—	—
Other noncurrent assets	35	26	9	9	52	42	10	10
Total noncurrent assets	9,143	9,134	9	9	9,111	9,101	10	10
Total assets(c)	$10,331	$10,315	$16	$12	$10,481	$10,463	$18	$13
Long-term debt due within one year	$84	$69	$15	$11	$94	$68	$26	$21
Accounts payable	67	67	—	—	81	81	—	—
Accrued expenses	56	56	—	—	70	70	—	—
Unamortized energy contract liabilities	1	1	—	—	4	4	—	—
Liabilities held for sale(b)	—	—	—	—	16	16	—	—
Other current liabilities	1	1	—	—	5	5	—	—
Total current liabilities	209	194	15	11	270	244	26	21
Long-term debt	860	860	—	—	889	889	—	—
Asset retirement obligations	2,377	2,377	—	—	2,318	2,318	—	—
Other noncurrent liabilities	133	133	—	—	129	129	—	—
Total noncurrent liabilities	3,370	3,370	—	—	3,336	3,336	—	—
Total liabilities(d)	$3,579	$3,564	$15	$11	$3,606	$3,580	$26	$21
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
(c)Exelon’s and Generation’s balances include unrestricted assets for current unamortized energy contract assets of $22 million and $22 million, non-current unamortized energy contract assets of $216 million and $249 million, assets held for sale of $0 million and $9 million, and other unrestricted assets of $0 million and $1 million as of June 30, 2021 and December 31, 2020, respectively
(d)Exelon’s and Generation’s balances include liabilities with recourse of $1 million and $8 million as of June 30, 2021 and December 31, 2020, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Note 17 — Variable Interest Entities

As of June 30, 2021 and December 31, 2020, Exelon's and Generation's consolidated VIEs consist of:

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
Note 17 — Variable Interest Entities

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
As of June 30, 2021 and December 31, 2020, Exelon's, PHI's and ACE's consolidated VIE consists of:

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
As of June 30, 2021 and December 31, 2020, Exelon and Generation had significant unconsolidated variable interests in several VIEs for which Exelon or Generation, as applicable, was not the primary beneficiary. These interests include certain equity method investments and certain commercial agreements.
The following table presents summary information about Exelon's and Generation’s significant unconsolidated VIE entities:

	June 30, 2021			December 31, 2020
	Commercial Agreement VIEs	Equity Investment VIEs	Total	Commercial Agreement VIEs	Equity Investment VIEs	Total
Total assets(a)	$786	$378	$1,164	$777	$401	$1,178
Total liabilities(a)	95	210	305	61	223	284
Exelon's ownership interest in VIE(a)	—	149	149	—	157	157
Other ownership interests in VIE(a)	691	19	710	716	21	737
_________
(a)These items represent amounts on the unconsolidated VIE balance sheets, not in Exelon’s or Generation’s Consolidated Balance Sheets. These items are included to provide information regarding the relative size of the unconsolidated VIEs. Exelon and Generation do not have any exposure to loss as they do not have a carrying amount in the equity investment VIEs as of June 30, 2021 and December 31, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)
Note 17 — Variable Interest Entities

As of June 30, 2021 and December 31, 2020, Exelon's and Generation's unconsolidated VIEs consist of:

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

Note 18 — Supplemental Financial Information

18. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income.

	Operating revenues
	Exelon	Generation	PHI	DPL
Three Months Ended June 30, 2021
Operating lease income	$13	$12	$1	$1
Variable lease income	74	74	—	—

Three Months Ended June 30, 2020
Operating lease income	$14	$12	$1	$1
Variable lease income	80	79	1	1

Six Months Ended June 30, 2021
Operating lease income	$17	$15	$2	$2
Variable lease income	137	137	—	—

Six Months Ended June 30, 2020
Operating lease income	$18	$15	$2	$2
Variable lease income	149	148	1	1

	Taxes other than income taxes
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2021
Utility taxes(a)	$206	$22	$61	$32	$20	$71	$65	$5	$—
Property	153	66	8	4	43	31	20	10	1
Payroll	61	30	6	4	5	7	1	1	1

Three Months Ended June 30, 2020
Utility taxes(a)	$196	$23	$55	$31	$18	$69	$64	$5	$—
Property	149	64	8	4	40	33	21	11	1
Payroll	61	28	7	4	4	7	2	1	1

Six Months Ended June 30, 2021
Utility taxes(a)	$423	$46	$121	$66	$45	$145	$132	$11	$1
Property	307	133	16	9	85	63	42	19	1
Payroll	122	58	13	8	9	14	3	3	2

Six Months Ended June 30, 2020
Utility taxes(a)	$414	$49	$114	$62	$44	$145	$133	$10	$1
Property	297	133	15	8	79	62	41	20	1
Payroll	125	60	14	8	9	15	4	2	2
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Supplemental Financial Information

	Other, Net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2021
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$144	$144	$—	$—	$—	$—	$—	$—	$—
Non-Regulatory Agreement Units	87	87	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory Agreement Units	361	361	—	—	—	—	—	—	—
Non-Regulatory Agreement Units	193	193	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(402)	(402)	—	—	—	—	—	—	—
Decommissioning-related activities	383	383	—	—	—	—	—	—	—
AFUDC — Equity	35	—	9	6	7	12	10	1	1
Non-service net periodic benefit cost	26	—	—	—	—	—	—	—	—
Net unrealized gains from equity investments(c)	119	119	—	—	—	—	—	—	—

Three Months Ended June 30, 2020
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$30	$30	$—	$—	$—	$—	$—	$—	$—
Non-Regulatory Agreement Units	23	23	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory Agreement Units	645	645	—	—	—	—	—	—	—
Non-Regulatory Agreement Units	452	452	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(542)	(542)	—	—	—	—	—	—	—
Decommissioning-related activities	608	608	—	—	—	—	—	—	—
AFUDC — Equity	26	—	8	4	6	8	6	1	1
Non-service net periodic benefit cost	14	—	—	—	—	—	—	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Supplemental Financial Information

	Other, net
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2021
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$435	$435	$—	$—	$—	$—	$—	$—	$—
Non-Regulatory Agreement Units	290	290	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory Agreement Units	279	279	—	—	—	—	—	—	—
Non-Regulatory Agreement Units	126	126	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	(569)	(569)	—	—	—	—	—	—	—
Decommissioning-related activities	561	561	—	—	—	—	—	—	—
AFUDC — Equity	64	—	13	12	14	25	20	3	2
Non-service net periodic benefit cost	46	—	—	—	—	—	—	—	—
Net unrealized gains from equity investments(c)	96	96	—	—	—	—	—	—	—

Six Months Ended June 30, 2020
Decommissioning-related activities:
Net realized income on NDT funds(a)
Regulatory Agreement Units	$77	$77	$—	$—	$—	$—	$—	$—	$—
Non-Regulatory Agreement Units	104	104	—	—	—	—	—	—	—
Net unrealized gains on NDT funds
Regulatory Agreement Units	(287)	(287)	—	—	—	—	—	—	—
Non-Regulatory Agreement Units	(253)	(253)	—	—	—	—	—	—	—
Regulatory offset to NDT fund-related activities(b)	167	167	—	—	—	—	—	—	—
Decommissioning-related activities	(192)	(192)	—	—	—	—	—	—	—
AFUDC — Equity	49	—	14	7	10	17	13	2	2
Non-service net periodic benefit cost	24	—	—	—	—	—	—	—	—
__________
(a)Realized income includes interest, dividends and realized gains and losses on sales of NDT fund investments.
(b)Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units except for decommissioning-related impacts that were not offset for the Byron units in the second quarter of 2021, including the elimination of income taxes related to all NDT fund activity for those units. See Note 10 — Asset Retirement Obligations of the Exelon 2020 Form 10-K for additional information regarding the accounting for nuclear decommissioning and Note 8 — Nuclear Decommissioning for additional information on the contractual offset suspension for the Byron units.
(c)Net unrealized gains from equity investments that became publicly traded entities in the fourth quarter of 2020 and the first half of 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Supplemental Financial Information
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

	Depreciation, amortization and accretion
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2021
Property, plant, and equipment(a)	$3,043	$1,844	$480	$165	$215	$309	$135	$84	$76
Amortization of regulatory assets(a)	291	—	109	8	78	95	64	20	11
Amortization of intangible assets, net(a)	29	25	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	13	13	—	—	—	—	—	—	—
Nuclear fuel(c)	549	549	—	—	—	—	—	—	—
ARO accretion(d)	255	255	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$4,180	$2,686	$589	$173	$293	$404	$199	$104	$87

Six Months Ended June 30, 2020
Property, plant, and equipment(a)	$1,715	$577	$458	$159	$195	$289	$126	$76	$69
Amortization of regulatory assets(a)	277	—	89	14	77	96	60	18	17
Amortization of intangible assets, net(a)	31	27	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(b)	12	10	—	—	—	—	—	—	—
Nuclear fuel(c)	459	459	—	—	—	—	—	—	—
ARO accretion(d)	247	247	—	—	—	—	—	—	—
Total depreciation, amortization and accretion	$2,741	$1,320	$547	$173	$272	$385	$186	$94	$86
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2021
Pension and non-pension postretirement benefit costs	$196	$56	$64	$4	$29	$24	$3	$1	$5
Allowance for credit losses	100	46	24	17	4	9	5	2	2
Other decommissioning-related activity(a)	(636)	(636)	—	—	—	—	—	—	—
Energy-related options(b)	20	20	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(c)	(176)	—	(64)	(17)	(8)	(88)	(46)	(19)	(23)
Long-term incentive plan	62	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	83	51	1	—	15	14	3	5	2
AFUDC — Equity	(64)	—	(13)	(12)	(14)	(25)	(20)	(3)	(2)

Six Months Ended June 30, 2020
Pension and non-pension postretirement benefit costs	$203	$58	$57	$3	$31	$35	$7	$4	$7
Allowance for credit losses	92	13	17	29	10	22	12	8	2
Other decommissioning-related activity(a)	(60)	(60)	—	—	—	—	—	—	—
Energy-related options(b)	27	27	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(c)	55	—	13	(5)	—	47	(2)	24	25
Long-term incentive plan	(10)	—	—	—	—	—	—	—	—
Amortization of operating ROU asset	112	80	1	—	15	14	3	4	2
Deferred Prosecution Agreement payments(d)	200	—	200	—	—	—	—	—	—
AFUDC — Equity	(49)	—	(14)	(7)	(10)	(17)	(13)	(2)	(2)
__________
(a)Includes the elimination of decommissioning-related activities for the Regulatory Agreement Units except for decommissioning-related impacts that were not offset for the Byron units in the second quarter of 2021, including the elimination of operating revenues, ARO accretion, ARC amortization, investment income, and income taxes related to all NDT fund activity for these units. See Note 10 — Asset Retirement Obligations of the Exelon 2020 Form 10-K for additional information regarding the accounting for nuclear decommissioning and Note 8 — Nuclear Decommissioning for additional information on the contractual offset suspension for the Byron units.
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
(d)See Note 15 — Commitments and Contingencies for additional information related to the Deferred Prosecution Agreement.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Supplemental Financial Information
The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the Registrants’ Consolidated Balance Sheets that sum to the total of the same amounts in their Consolidated Statements of Cash Flows.

	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2021
Cash and cash equivalents	$1,578	$542	$71	$376	$368	$61	$17	$17	$11
Restricted cash and cash equivalents	379	59	240	8	3	42	33	5	3
Restricted cash included in other long-term assets	52	—	43	—	—	9	—	—	9
Total cash, restricted cash, and cash equivalents	$2,009	$601	$354	$384	$371	$112	$50	$22	$23

December 31, 2020
Cash and cash equivalents	$663	$226	$83	$19	$144	$111	$30	$15	$17
Restricted cash and cash equivalents	438	89	279	7	1	39	35	—	3
Restricted cash included in other long-term assets	53	—	43	—	—	10	—	—	10
Cash, restricted cash, and cash equivalents - Held for Sale	12	12	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,166	$327	$405	$26	$145	$160	$65	$15	$30

June 30, 2020
Cash and cash equivalents	$2,129	$483	$403	$380	$195	$39	$19	$6	$8
Restricted cash and cash equivalents	373	153	155	7	1	36	33	—	3
Restricted cash included in other long-term assets	178	—	166	—	—	11	—	—	11
Total cash, restricted cash, and cash equivalents	$2,680	$636	$724	$387	$196	$86	$52	$6	$22

December 31, 2019
Cash and cash equivalents	$587	$303	$90	$21	$24	$131	$30	$13	$12
Restricted cash and cash equivalents	358	146	150	6	1	36	33	—	2
Restricted cash included in other long-term assets	177	—	163	—	—	14	—	—	14
Total cash, restricted cash, and cash equivalents	$1,122	$449	$403	$27	$25	$181	$63	$13	$28
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the Exelon 2020 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 18 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Accrued expenses
	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2021
Compensation-related accruals(a)	$730	$255	$136	$51	$55	$85	$28	$16	$13
Taxes accrued	473	242	77	31	35	86	58	9	9
Interest accrued	339	43	116	40	45	51	27	8	12

December 31, 2020
Compensation-related accruals(a)	$1,069	$426	$170	$73	$84	$109	$36	$18	$17
Taxes accrued	527	229	94	16	73	117	90	18	12
Interest accrued	331	44	109	37	46	51	26	7	12
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation and benefits.

19. Related Party Transactions (All Registrants)
Operating revenues from affiliates
Generation
The following table presents Generation’s Operating revenues from affiliates, which are primarily recorded as Purchased power from affiliates and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues from affiliates:
ComEd(a)(b)	$75	$80	$153	$170
PECO(c)	41	41	83	78
BGE(d)	58	70	130	169
PHI	77	78	176	182
Pepco(e)	55	60	130	139
DPL(f)	17	16	37	38
ACE(g)	5	2	9	5
Other	3	2	7	2
Total operating revenues from affiliates (Generation)	$254	$271	$549	$601
__________
(a)Generation has an ICC-approved RFP contract with ComEd to provide a portion of ComEd’s electricity supply requirements. Generation also sells RECs and ZECs to ComEd.
(b)For the three and six months ended June 30, 2021, respectively, ComEd’s Purchased power from Generation of $78 million and $163 million is recorded as Operating revenues from ComEd of $75 million and $153 million and as Purchased power and fuel from ComEd of $3 million and $10 million at Generation. For the three and six months ended June 30, 2020, respectively, ComEd’s Purchased power from Generation of $84 million and $181 million is recorded as Operating revenues from ComEd of $80 million and $170 million and as Purchased power and fuel from ComEd of $4 million and $11 million at Generation.
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

Note 19 — Related Party Transactions

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
Service Company Costs for Corporate Support
The Registrants receive a variety of corporate support services from BSC. Pepco, DPL, and ACE also receive corporate support services from PHISCO. See Note 1 - Significant Accounting Policies for additional information regarding BSC and PHISCO.
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Exelon
BSC					$124	$129	$282	$242
PHISCO					17	16	36	30
Generation
BSC	$135	$133	$280	$273	10	14	33	25
ComEd
BSC	72	67	143	138	45	41	102	83
PECO
BSC	40	36	80	73	17	18	44	33
BGE
BSC	45	40	88	82	20	30	43	58
PHI
BSC	37	35	76	72	32	26	60	43
PHISCO	—	—	—	—	17	16	36	30
Pepco
BSC	23	20	45	41	13	9	25	15
PHISCO	28	32	57	62	7	7	15	13
DPL
BSC	15	13	29	26	10	9	19	14
PHISCO	24	25	49	49	5	5	11	9
ACE
BSC	12	11	24	21	8	8	15	12
PHISCO	21	23	43	44	5	4	10	8

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 19 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current receivables from affiliates and current payables to affiliates:
June 30, 2021

	Receivables from affiliates:
Payables to affiliates:	Generation		ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
Generation			$20	$—	$—	$—	$—	$—	$84	$—	$15	$119
ComEd	$52	(a)		—	—	—	—	—	50	—	7	109
PECO	22		—		—	—	—	—	24	—	4	50
BGE	8		—	—		—	—	—	31	—	2	41
PHI	—		—	—	—	—	—	—	4	—	10	14
Pepco	12		—	—	—		—	—	14	14	2	42
DPL	3		—	—	—	—		—	9	10	1	23
ACE	12		—	—	—	—	—		8	10	—	30
Other	8		2	—	—	—	—	1	—	—		11
Total	$117		$22	$—	$—	$—	$—	$1	$224	$34	$41	$439
December 31, 2020

	Receivables from affiliates:
Payables to affiliates:	Generation		ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
Generation			$13	$—	$—	$—	$—	$—	$72	$—	$22	$107
ComEd	$78	(a)		—	—	—	—	—	59	—	9	146
PECO	17		1		—	—	—	—	28	—	4	50
BGE	11		—	—		—	—	—	47	—	3	61
PHI	—		—	—	—	—	—	—	4	—	11	15
Pepco	13		2	—	1		—	—	25	14	—	55
DPL	3		1	—	—	—		—	21	10	1	36
ACE	6		—	—	—	—	—		15	9	1	31
Other	25		5	2	2	2	1	6	—	—		43
Total	$153		$22	$2	$3	$2	$1	$6	$271	$33	$51	$544
__________
(a)As of June 30, 2021 and December 31, 2020, Generation had a contract liability with ComEd for $7 million and $50 million, respectively, that was included in Other current liabilities on Generation’s Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020, ComEd had a Current Payable to Generation of $45 million and $28 million, respectively, on its Consolidated Balance Sheets, which consisted of Generation’s Current Receivable from ComEd, partially offset by Generation’s contract liability with ComEd.
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

Note 19 — Related Party Transactions

The following table presents noncurrent receivables from affiliates at ComEd and PECO which are recorded as noncurrent payables to affiliates at Generation:

	June 30, 2021	December 31, 2020
ComEd	$2,439	$2,541
PECO	571	475
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

	June 30, 2021			December 31, 2020
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184
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

20. Planned Separation

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

On February 25, 2021, Exelon and Generation filed applications with the FERC, NYPSC, and NRC seeking approvals for the separation of Generation. On March 25, 2021, Exelon filed a request for a private letter ruling with the IRS to confirm the tax-free treatment of the planned separation. Exelon and Generation expect a decision from the IRS in the third quarter of 2021, the FERC in the second half of 2021, the NRC in the fourth quarter of 2021, and have requested a decision from the NYPSC before the end of 2021. Exelon and Generation cannot predict if the applications will be approved as filed.

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net Income attributable to common shareholders by Registrant for the three and six months ended June 30, 2021 compared to the same period in 2020. For additional information regarding the financial results for the three and six months ended June 30, 2021 and 2020 see the discussions of Results of Operations by Registrant.

	Three Months Ended June 30,		Favorable (unfavorable) variance	Six Months Ended June 30,		Favorable (unfavorable) variance
	2021	2020		2021	2020
Exelon	$401	$521	$(120)	$112	$1,103	$(991)
Generation	(61)	476	(537)	(854)	521	(1,375)
ComEd	192	(61)	253	390	107	283
PECO	104	39	65	271	178	93
BGE	45	39	6	254	219	35
PHI	141	94	47	269	202	67
Pepco	75	57	18	134	109	25
DPL	30	19	11	86	64	22
ACE	37	18	19	51	31	20
Other(a)	(20)	(66)	46	(218)	(124)	(94)
__________
(a)Primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investing activities.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net income attributable to common shareholders decreased by $120 million and diluted earnings per average common share decreased to $0.41 in 2021 from $0.53 in 2020 primarily due to:

•Accelerated depreciation and amortization associated with Generation's decisions in the third quarter of 2020 to early retire Byron and Dresden nuclear facilities in 2021 and Mystic Units 8 and 9 in 2024;
•Impairments of the New England asset group and the Albany Green Energy biomass facility at Generation; and
•Lower net unrealized and realized gains on NDT funds.
The decreases were partially offset by:
•Higher mark-to-market gains;
•Higher net unrealized and realized gains on equity investments;
•Lower nuclear outage days;
•Higher New York ZEC revenues due to higher generation and an increase in ZEC prices;
•Lower operating and maintenance expense at ComEd due to the payments that ComEd made in 2020 under the Deferred Prosecution Agreement;
•Higher electric distribution earnings from higher rate base and higher allowed ROE due to an increase in treasury rates at ComEd;
•The favorable impacts of the multi-year plan at BGE and regulatory rate increases at DPL and ACE;
•Favorable volume at PECO and ACE; and
•Lower storm costs at PECO due to the absence of the June 2020 storms.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net income attributable to common shareholders decreased by $991 million and diluted earnings per average common share decreased to $0.11 in 2021 from $1.13 in 2020 primarily due to:
•Impacts of the February 2021 extreme cold weather event;
•Accelerated depreciation and amortization associated with Generation's decisions in the third quarter of 2020 to early retire Byron and Dresden nuclear facilities in 2021 and Mystic Units 8 and 9 in 2024;
•Impairments of the New England asset group and the Albany Green Energy biomass facility at Generation; and
•The absence of a prior year one-time tax settlement.
The decreases were partially offset by:
•Higher mark-to-market gains;
•Higher net unrealized and realized gains on NDT funds;

•Higher net unrealized and realized gains on equity investments;
•Lower nuclear outage days;
•Higher New York ZEC revenues due to higher generation and an increase in ZEC prices;
•Lower operating and maintenance expense at ComEd due to the payments that ComEd made in 2020 under the Deferred Prosecution Agreement;
•Higher electric distribution earnings from higher rate base and higher allowed ROE due to an increase in treasury rates at ComEd;
•The favorable impacts of the multi-year plan at BGE and regulatory rate increases at DPL and ACE;
•Favorable weather conditions at PECO, DPL's Delaware service territory, and ACE;
•Favorable volume at PECO and ACE; and
•Lower storm costs at PECO due to the absence of the June 2020 storms.
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
The following tables provide a reconciliation between net income attributable to common shareholders as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2021 compared to the same period in 2020.

	Three Months Ended June 30,
	2021		2020
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$401	$0.41	$521	$0.53
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $79 and $18, respectively)	(231)	(0.24)	(51)	(0.05)
Unrealized Gains Related to NDT Fund Investments (net of taxes of $134 and $275, respectively)(a)	(130)	(0.13)	(305)	(0.31)
Asset Impairments (net of taxes of $124 and $7, respectively)(b)	368	0.38	19	0.02
Plant Retirements and Divestitures (net of taxes of $116 and $2, respectively)(c)	344	0.35	7	0.01
Cost Management Program (net of taxes of $1 and $3, respectively)(d)	2	—	6	0.01
Change in Environmental Liabilities (net of taxes of $0)	—	—	1	—
COVID-19 Direct Costs (net of taxes of $3 and $10, respectively)(e)	9	0.01	27	0.03
Deferred Prosecution Agreement Payments (net of taxes of $0)(f)	—	—	200	0.20
Acquisition Related Costs (net of taxes of $1)(g)	2	—	—	—
ERP System Implementation Costs (net of taxes $1)(h)	2	—	—	—
Planned Separation Costs (net of taxes of $7)(i)	13	0.01	—	—
Costs Related to Suspension of Contractual Offset (net of taxes of $12)(j)	41	0.04	—	—
Income Tax-Related Adjustments (entire amount represents tax expense)	(2)	—	5	0.01
Noncontrolling Interests (net of taxes of $8 and $20, respectively)(k)	50	0.05	104	0.11
Adjusted (non-GAAP) Operating Earnings	$869	$0.89	$536	$0.55

	Six Months Ended June 30,
	2021		2020
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders	$112	$0.11	$1,103	$1.13
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $125 and $50, respectively)	(366)	(0.37)	(146)	(0.15)
Unrealized (Gains) Losses Related to NDT Fund Investments (net of taxes of $94 and $130, respectively)(a)	(87)	(0.09)	180	0.18
Asset Impairments (net of taxes of $124 and $7, respectively)(b)	368	0.38	21	0.02
Plant Retirements and Divestitures (net of taxes of $219 and $6, respectively)(c)	654	0.67	20	0.02
Cost Management Program (net of taxes of $1 and $6, respectively)(d)	4	—	17	0.02
Change in Environmental Liabilities (net of taxes of $1 and $0, respectively)	2	—	1	—
COVID-19 Direct Costs (net of taxes of $7 and $10, respectively)(e)	18	0.02	27	0.03
Deferred Prosecution Agreement Payments (net of taxes of $0)(f)	—	—	200	0.20
Acquisition Related Costs (net of tax of $3)(g)	7	0.01	—	—
ERP System Implementation Costs (net of taxes of $1)(h)	7	0.01	—	—
Planned Separation Costs (net of taxes of $7)(i)	21	0.02	—	—
Costs Related to Suspension of Contractual Offset (net of taxes of $12)(j)	41	0.04	—	—
Income Tax-Related Adjustments (entire amount represents tax expense)	(4)	—	4	—
Noncontrolling Interests (net of taxes of $3 and $10, respectively)(k)	33	0.03	(40)	(0.04)
Adjusted (non-GAAP) Operating Earnings	$809	$0.83	$1,387	$1.42
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. For all items except the unrealized gains and losses related to NDT fund investments, the marginal statutory income tax rates for 2021 and 2020 ranged from 25.0% to 29.0%. Under IRS regulations, NDT fund investment returns are taxed at different rates for investments if they are in qualified or non-qualified funds. The effective tax rates for the unrealized gains and losses related to NDT fund investments were 50.6% and 47.4% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rates for the unrealized gains and losses related to NDT fund investments were 51.7% and 41.9% for the six months ended June 30, 2021 and 2020, respectively.

(a)Reflects the impact of net unrealized gains on Generation’s NDT fund investments for Non-Regulatory Agreement Units.
(b)In 2021, reflects an impairment in the New England asset group and an impairment recorded as a result of the agreement to sell the Albany Green Energy biomass facility. In 2020, reflects an impairment at ComEd related to the acquisition of transmission assets and the impairment of certain wind assets at Generation.
(c)In 2021, primarily reflects accelerated depreciation and amortization associated with Generation's decision in the third quarter of 2020 to early retire Byron and Dresden nuclear facilities in 2021 and Mystic Units 8 and 9 in 2024, partially offset by a gain on sale of Generation's solar business. In 2020, primarily reflects accelerated depreciation and amortization expenses associated with the early retirement of certain fossil sites.
(d)Primarily represents reorganization costs related to cost management programs.
(e)Represents direct costs related to COVID-19 consisting primarily of costs to acquire personal protective equipment, costs for cleaning supplies and services, and costs to hire healthcare professionals to monitor the health of employees.
(f)Reflects the payments made by ComEd under the Deferred Prosecution Agreement, which ComEd entered in July 2020 with the U.S. Attorney’s Office for the Northern District of Illinois.

(g)Reflects costs related to the acquisition of EDF's interest in CENG.
(h)Reflects costs related to a multi-year Enterprise Resource Program (ERP) system implementation.
(i)Represents costs related to the planned separation primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the planned separation, and employee-related severance costs.
(j)Decommissioning-related activities for the former ComEd and PECO units (Regulatory Agreement Units), net of applicable taxes, including realized and unrealized gains and losses on the NDT funds, depreciation of the ARC, and accretion of the decommissioning obligation, are generally offset within Exelon’s and Generation’s consolidated statements of operations. These costs reflect the impact of suspension of contractual offset for the Byron units in the second quarter of 2021.
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
On February 25, 2021, Exelon and Generation filed applications with the FERC, NYPSC, and NRC seeking approvals for the separation of Generation. On March 25, 2021, Exelon filed a request for a private letter ruling with the IRS to confirm the tax-free treatment of the planned separation. Exelon and Generation expect a decision from the IRS in the third quarter of 2021, the FERC in the second half of 2021, the NRC in the fourth quarter of 2021, and have requested a decision from the NYPSC before the end of 2021. Exelon and Generation cannot predict if the applications will be approved as filed.
In connection with the planned separation, Exelon incurred transaction costs of approximately $19 million and $28 million on a pre-tax basis for the three and six months ended June 30, 2021, respectively, which are excluded from Adjusted (non-GAAP) Operating Earnings. The transaction costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the planned separation, and employee-related severance costs.
There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing. See Note 20 — Planned Separation of the Combined Notes to Consolidated Financial Statements for additional information.
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
The estimated impact to Exelon’s and Generation’s Net income for the six months ended June 30, 2021 arising from these market and weather conditions was a reduction of approximately $880 million. The estimated impact to Exelon's and Generation's Net income for the three months ended June 30, 2021 was not material. The six months ended estimated impact includes certain charges associated with the natural gas business that may be reduced through waivers and/or recoveries from customers. Therefore, such charges are not included in the estimated full year earnings impact. Exelon and Generation estimate a reduction in Net income of approximately $670 million to $820 million for the full year 2021. The ultimate impact to Exelon’s and Generation’s consolidated financial statements may be affected by a number of factors, including final settlement data, the impacts of customer and counterparty credit losses, any state or federal solutions to address the financial challenges caused by the event, and related litigation and contract disputes. See Note 3 — Regulatory Matters and Note 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
Exelon expects to offset between $410 million and $490 million of this impact for the full year 2021 primarily at Generation through a combination of enhanced revenue opportunities, deferral of selected non-essential maintenance, and primarily one-time cost savings.

Agreement for the Sale of a Generation Biomass Facility
On April 28, 2021, Generation and ReGenerate entered into a purchase agreement, under which ReGenerate agreed to purchase Generation's interest in the Albany Green Energy biomass facility. As a result, in the second quarter of 2021, Exelon and Generation recorded a pre-tax impairment charge of $140 million which is excluded from Exelon’s and Generation’s Adjusted (non-GAAP) Operating Earnings. The sale was completed on June 30, 2021 for a net purchase price of $36 million. See Note 2 — Mergers, Acquisitions, and Dispositions of the Combined Notes to Consolidated Financial Statements for additional information.
Early Retirement of Generation Facilities
In August 2020, Generation announced that it intends to retire the Byron Generating Station in September 2021, Dresden Generating Station in November 2021, and Mystic Units 8 and 9 at the expiration of the cost of service commitment in May 2024. As a result, there are ongoing annual financial impacts stemming from shortening the expected economic useful lives of these facilities, primarily related to accelerated depreciation of plant assets (including any ARC) and accelerated amortization of nuclear fuel.
Also, as a result, in the third quarter of 2020, Exelon and Generation recognized a $500 million pre-tax impairment for the New England asset group. In the second quarter of 2021, an incremental decline in value resulted in an additional pre-tax impairment charge of $350 million for the New England asset group. See Note 9 — Asset Impairments of the Combined Notes to Consolidated Financial Statements for additional information.
Further, in the second quarter of 2021, Exelon and Generation recorded a pre-tax charge of $53 million for decommissioning-related activities that were not offset for the Byron units due to the inability to recognize a regulatory asset at ComEd. In the event Byron retires in September 2021 as previously announced, the full year impact is estimated to be in the range of $450 million to $600 million, depending on future market returns. See Note 7 — Early Plant Retirements and Note 8 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional information.
All of the charges above are excluded from Exelon's and Generation’s Adjusted (non-GAAP) Operating Earnings.
The following table summarizes the incremental expense recorded in the three and six months ended June 30, 2021 and the estimated amounts of incremental expense expected to be incurred for the full year 2021 and through the retirement dates.

	Actual		Projected(a)
Income statement expense (pre-tax)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	2021	2022	2023	2024
Depreciation and amortization
Accelerated depreciation(b)	$632	$1,271	$2,770	$10	$20	$10
Accelerated nuclear fuel amortization	52	106	180	—	—	—
Operating and maintenance
Other charges	2	4	20	10	10	30
Contractual offset(c)	(166)	(391)	(930)	—	—	—
Total	$520	$990	$2,040	$20	$30	$40

__________
(a)Actual results may differ based on incremental future capital additions, actual units of production for nuclear fuel amortization, future revised ARO assumptions, etc. and exclude any changes in earnings in the NDT funds.
(b)Reflects incremental accelerated depreciation of plant assets, including any ARC.
(c)Reflects contractual offset for ARO accretion, ARC depreciation, and net impacts associated with the remeasurement of the ARO for Byron and Dresden and exclude any changes in earnings in the NDT funds. Decommissioning-related activities were not offset for the Byron units starting in the second quarter of 2021 due to the inability to recognize a regulatory asset at ComEd. Based on the regulatory agreement with the ICC, decommissioning-related activities are offset within Exelon's and Generation's Consolidated Statements of Operations and Comprehensive Income as long as the net cumulative decommissioning-related activities result in a regulatory liability at ComEd. Recognition of a regulatory asset for nuclear decommissioning-related activities at ComEd is not permissible. The offset results in an equal adjustment to the noncurrent payables to ComEd at Generation and an adjustment to the regulatory liabilities at ComEd. See Note 8 – Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional information.

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
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement (Decrease) Increase	Approved Revenue Requirement (Decrease) Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 16, 2020	Electric	$(11)	$(14)	8.38%	December 9, 2020	January 1, 2021
PECO - Pennsylvania	September 30, 2020	Natural Gas	69	29	10.24%	June 22, 2021	July 1, 2021
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.275%	June 8, 2021	July 1, 2021
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
ACE - New Jersey	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	April 16, 2021	Electric	$51	7.36%	Fourth quarter of 2021
PECO - Pennsylvania	March 30, 2021	Electric	246	10.95%	Fourth quarter of 2021
DPL - Delaware	March 6, 2020 (amended February 2, 2021)	Electric	23	10.3%	Third quarter of 2021
Transmission Formula Rates
The following total increases/(decreases) were included in the Utility Registrants' 2021 electric transmission formula rate updates. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase (Decrease)	Annual Reconciliation Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$33	$12	$45	8.20%	11.50%
PECO	(2)	26	24	7.37%	10.35%
BGE	38	27	65	7.35%	10.50%
Pepco	(9)	21	12	7.68%	10.50%
DPL	19	33	52	7.20%	10.50%
ACE	27	24	51	7.45%	10.50%
Other Key Business Drivers and Management Strategies
The following discussion of other key business driver and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the Registrants' combined 2020 Form 10-K and Note 15 — Commitments and Contingencies to the Consolidated Financial Statements in this report for additional information on various environmental matters.
Power Markets
Complaint at FERC Seeking to Alter Capacity Market Default Offer Caps
On February 21, 2019, PJM's Independent Market Monitor (IMM) filed a complaint alleging that the number of performance assessment intervals used to calculate the default offer cap for bids to supply capacity in PJM is too high, resulting in an overstated default offer cap that obviates the need for most sellers to seek unit-specific approval of their offers. The IMM claims that this allows for the exercise of market power. The IMM asks FERC to require PJM to reduce the number of performance assessment intervals used to calculate the opportunity costs of a capacity supplier assuming a capacity obligation. This would, in turn, lower the default offer cap and allow the IMM to review more offers on a unit-specific basis. Several consumer advocates filed a complaint seeking similar relief several months after the IMM’s complaint. On March 18, 2021, FERC granted the complaints, finding the current estimate of performance assessment intervals to be excessive compared to the reasonably expected number of performance assessment intervals which results in an unjust and unreasonable default offer cap. FERC did not establish the number of performance assessment intervals that should be used to calculate the default offer cap and instead requested briefs on the matter, including alternative approaches to mitigation in the capacity market. Exelon submitted an initial and reply briefs on May 3, 2021 and June 9, 2021, respectively, and an answer to briefs filed by other parties on June 24, 2021. It is too early to predict the final outcome of this proceeding or its potential financial impact, if any, on Exelon or Generation.

Hedging Strategy
Exelon’s policy to hedge commodity risk on a ratable basis over three-year periods is intended to reduce the financial impact of market price volatility. Generation is exposed to commodity price risk associated with the unhedged portion of its electricity portfolio. Generation enters into non-derivative and derivative contracts, including financially-settled swaps, futures contracts and swap options, and physical options and physical forward contracts, all with credit-approved counterparties, to hedge this anticipated exposure. As of June 30, 2021, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 98%-101% for 2021. Generation has been and will continue to be proactive in using hedging strategies to mitigate commodity price risk.
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
See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements and ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK for additional information.
The Utility Registrants mitigate commodity price risk through regulatory mechanisms that allow them to recover procurement costs from retail customers.
Environmental Regulation
Exelon is well positioned to support increasingly ambitious climate policy and to partner with our customers and communities to reduce GHG emissions.
In August 2021, the Utility Registrants announced a “path to clean” goal to collectively reduce their operations-driven emissions 50% by 2030 against a 2015 baseline, and to reach net zero operations-driven emissions by 2050. This goal builds upon Exelon’s long-standing commitment to reducing our GHG emissions. The Utility Registrants “path to clean” will include efficiency and clean electricity for operations, vehicle fleet electrification, equipment and processes to reduce sulfur hexafluoride (SF6) leakage, modern natural gas infrastructure to minimize methane leaks and increase safety and reliability, and investment and collaboration to develop new technologies.
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
The United States has set an economy-wide target of reducing its net GHG emissions by 50-52% below 2005 levels by 2030.
Other Legislative and Regulatory Developments
FERC Supplemental Notice of Proposed Rulemaking
On April 15, 2021, the FERC issued a Supplemental Notice of Proposed Rulemaking (NOPR) proposing to modify the current regulation permitting a continuous 50-basis-point ROE incentive adder for a transmission utility that joins and remains a member of a RTO. Under the NOPR, the ROE incentive adder would only be available for a period of up to three years after a transmission utility newly joins a RTO and all existing ROE incentive adders would end for transmission utilities that have been members for three or more years. The Utility

Registrants’ existing transmission rates include the ROE incentive adder. Exelon submitted comments to FERC on this matter on June 25, 2021. Exelon cannot predict the outcome, but a final rule as proposed could have an adverse impact to Exelon’s and the Utility Registrants’ financial statements. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding the Utility Registrants’ transmission formula rates and regulatory proceedings at the FERC.
City of Chicago Franchise Agreement
ComEd has had a Franchise Agreement with the City of Chicago (the City) since 1992. The Franchise Agreement grants rights to use the public right of way to install, maintain, and operate the wires, poles, and other infrastructure required to deliver electricity to residents and businesses across the City. The Franchise Agreement became terminable on one year notice as of December 31, 2020. It now continues in effect indefinitely unless and until either party issues a notice of termination, effective one year later, or it is replaced by mutual agreement with a new franchise agreement between ComEd and the City. If either party terminates and no new agreement is reached between the parties, the parties could continue with ComEd providing electric services within the City with no franchise agreement in place. The City also has an option to terminate and purchase the ComEd system (“municipalize”), which also requires one year notice. Neither party has issued a notice of termination at this time, the City has not exercised its municipalization option, and no new agreement has been reached. Accordingly, the 1992 Franchise Agreement remains in effect at this time. In April 2021, the City invited interested parties to respond to a Request for Information (RFI) regarding the franchise for electricity delivery. Under this process, the City could choose to terminate the ComEd Franchise Agreement on one year notice and grant a franchise to another party instead. Final responses to the RFI were due on July 30, 2021, however, on July 29, 2021, the City chose to extend the final submission deadline to September 30, 2021. While Exelon and ComEd cannot predict the ultimate outcome of the RFI and the Franchise Agreement, fundamental changes in the agreement or other adverse actions affecting ComEd’s business in the City would require changes in their business planning models and operations and could have a material adverse impact on Exelon’s and ComEd’s consolidated financial statements. If the City were to disconnect from the ComEd system, ComEd would seek full compensation for the business and its associated property taken by the City, as well as for all damages resulting to ComEd and its system. ComEd would also seek appropriate compensation for stranded costs with the FERC.
Employees
In the second quarter of 2021, Generation and PECO ratified CBAs as follows:
•Generation ratified its CBA with UGSOA, which covers 73 security officers at Three Mile Island. The CBA will expire in 2023.
•PECO ratified two CBAs with IBEW Local 614 which covers 1,140 operations employees and 185 customer service employees, respectively. Both CBAs expire in 2026.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. At June 30, 2021, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2020. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the Registrants' 2020 Form 10-K for further information.

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

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
Operating revenues	$4,153	$3,880	$273	$9,712	$8,613	$1,099
Purchased power and fuel expense	1,947	1,942	(5)	6,557	4,646	(1,911)
Revenues net of purchased power and fuel expense	2,206	1,938	268	3,155	3,967	(812)
Other operating expenses
Operating and maintenance	1,474	1,189	(285)	2,476	2,451	(25)
Depreciation and amortization	930	300	(630)	1,869	604	(1,265)
Taxes other than income taxes	118	116	(2)	239	246	7
Total other operating expenses	2,522	1,605	(917)	4,584	3,301	(1,283)
Gain on sales of assets and businesses	8	12	(4)	79	12	67
Operating (loss) income	(308)	345	(653)	(1,350)	678	(2,028)
Other income and (deductions)
Interest expense, net	(76)	(87)	11	(148)	(197)	49
Other, net	508	602	(94)	675	(168)	843
Total other income and (deductions)	432	515	(83)	527	(365)	892
Income (loss) before income taxes	124	860	(736)	(823)	313	(1,136)
Income taxes	110	329	219	(70)	(59)	11
Equity in losses of unconsolidated affiliates	(1)	(2)	1	(3)	(4)	1
Net income (loss)	13	529	(516)	(756)	368	(1,124)
Net income (loss) attributable to noncontrolling interests	74	53	21	98	(153)	251
Net (loss) income attributable to membership interest	$(61)	$476	$(537)	$(854)	$521	$(1,375)
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net income attributable to membership interest decreased by $537 million primarily due to:

Generation
•Accelerated depreciation and amortization associated with Generation's decisions in the third quarter of
    2020 to early retire Byron and Dresden nuclear facilities in 2021 and Mystic Units 8 and 9 in 2024;
•Impairments of the New England asset group and the Albany Green Energy biomass facility at
    Generation; and
•Lower net unrealized and realized gains on NDT funds.
The decreases were partially offset by:
•Higher mark-to-market gains;
•Higher net unrealized and realized gains on equity investments;
•Lower nuclear outage days; and
•Higher New York ZEC revenues due to higher generation and an increase in ZEC prices.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net income attributable to membership interest decreased by $1,375 million primarily due to:
•Impacts of the February 2021 extreme cold weather event;
•Accelerated depreciation and amortization associated with Generation's decisions in the third quarter of
    2020 to early retire Byron and Dresden nuclear facilities in 2021 and Mystic Units 8 and 9 in 2024;
•Impairments of the New England asset group and the Albany Green Energy biomass facility at
    Generation; and
•The absence of a prior year one-time tax settlement.
The decreases were partially offset by:
•Higher mark-to-market gains;
•Higher net unrealized and realized gains on NDT funds;
•Higher net unrealized and realized gains on equity investments;
•Lower nuclear outage days; and
•Higher New York ZEC revenues due to higher generation and an increase in ZEC prices.
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
For the three and six months ended June 30, 2021 compared to 2020, RNF by region were as follows. See Note 5 - Segment Information of the Combined Notes to the Consolidated Financial Statements for additional information on Purchase power and fuel expense for Generation’s reportable segments.

	Three Months Ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
	2021	2020			2021	2020
Mid-Atlantic(a)	$572	$525	$47	9.0%	$1,141	$1,092	$49	4.5%
Midwest(b)	658	703	(45)	(6.4)%	1,360	1,427	(67)	(4.7)%
New York	292	246	46	18.7%	536	440	96	21.8%
ERCOT	83	97	(14)	(14.4)%	(1,102)	177	(1,279)	(722.6)%
Other Power Regions	136	157	(21)	(13.4)%	353	312	41	13.1%
Total electric revenues net of purchased power and fuel expense	1,741	1,728	13	0.8%	2,288	3,448	(1,160)	(33.6)%
Mark-to-market gains	314	85	229	269.4%	489	218	271	124.3%
Other	151	125	26	20.8%	378	301	77	25.6%
Total revenue net of purchased power and fuel expense	$2,206	$1,938	$268	13.8%	$3,155	$3,967	$(812)	(20.5)%
__________
(a)Includes results of transactions with PECO, BGE, Pepco, DPL, and ACE.
(b)Includes results of transactions with ComEd.

Generation
Generation’s supply sources by region are summarized below:

	Three Months Ended June 30,		Variance	% Change	Six Months Ended June 30,		Variance	% Change
Supply Source (GWhs)	2021	2020			2021	2020
Nuclear Generation(a)
Mid-Atlantic	13,197	13,167	30	0.2%	26,451	25,951	500	1.9%
Midwest	23,299	23,860	(561)	(2.4)%	46,454	47,458	(1,004)	(2.1)%
New York	7,079	6,389	690	10.8%	14,135	12,562	1,573	12.5%
Total Nuclear Generation	43,575	43,416	159	0.4%	87,040	85,971	1,069	1.2%
Fossil and Renewables
Mid-Atlantic	522	707	(185)	(26.2)%	1,185	1,560	(375)	(24.0)%
Midwest	262	268	(6)	(2.2)%	585	656	(71)	(10.8)%
New York	—	1	(1)	(100.0)%	1	2	(1)	(50.0)%
ERCOT	2,797	3,251	(454)	(14.0)%	5,581	6,263	(682)	(10.9)%
Other Power Regions	2,239	2,603	(364)	(14.0)%	5,205	6,110	(905)	(14.8)%
Total Fossil and Renewables	5,820	6,830	(1,010)	(14.8)%	12,557	14,591	(2,034)	(13.9)%
Purchased Power
Mid-Atlantic	3,089	3,730	(641)	(17.2)%	7,571	9,672	(2,101)	(21.7)%
Midwest	131	236	(105)	(44.5)%	310	524	(214)	(40.8)%
ERCOT	1,259	1,255	4	0.3%	2,031	2,246	(215)	(9.6)%
Other Power Regions	12,356	11,303	1,053	9.3%	25,189	23,469	1,720	7.3%
Total Purchased Power	16,835	16,524	311	1.9%	35,101	35,911	(810)	(2.3)%
Total Supply/Sales by Region
Mid-Atlantic(b)	16,808	17,604	(796)	(4.5)%	35,207	37,183	(1,976)	(5.3)%
Midwest(b)	23,692	24,364	(672)	(2.8)%	47,349	48,638	(1,289)	(2.7)%
New York	7,079	6,390	689	10.8%	14,136	12,564	1,572	12.5%
ERCOT	4,056	4,506	(450)	(10.0)%	7,612	8,509	(897)	(10.5)%
Other Power Regions	14,595	13,906	689	5.0%	30,394	29,579	815	2.8%
Total Supply/Sales by Region	66,230	66,770	(540)	(0.8)%	134,698	136,473	(1,775)	(1.3)%
__________
(a)Includes the proportionate share of output where Generation has an undivided ownership interest in jointly-owned generating plants and includes the total output of plants that are fully consolidated (e.g. CENG).
(b)Includes affiliate sales to PECO, BGE, Pepco, DPL, and ACE in the Mid-Atlantic region and affiliate sales to ComEd in the Midwest region.

Generation
For the three and six months ended June 30, 2021 compared to 2020, changes in RNF by region were as follows:

	Increase/(Decrease)	Three Months Ended June 30, 2021	Increase/(Decrease)	Six Months Ended June 30, 2021
Mid-Atlantic	$47	• favorable settlement of an outstanding regulatory matter • increased capacity revenue, offset by • decreased load served	$49	• favorable settlement of an outstanding regulatory matter
• increased capacity revenue
• decreased nuclear outage days
• increased ZEC revenues due to decreased nuclear outage days, offset by
				• decreased load served
Midwest	(45)	• decreased total ISO sales due to decreased generation • decreased capacity revenue, partially offset by • increased load served	(67)	• decreased load served • decreased total ISO sales due to decreased generation
New York	46	• increased ZEC revenues due to decreased nuclear outage days and higher ZEC prices • decreased nuclear outage days • increased capacity revenue • increased load served	96	• increased ZEC revenues due to decreased nuclear outage days and higher ZEC prices • decreased nuclear outage days • increased capacity revenue • increased load served
ERCOT	(14)	• higher energy procurement costs due to increased outage days	(1,279)	• higher energy procurement costs due to the February 2021 extreme cold weather event, as well as the impact of ERCOT market participant defaults • higher procurement costs due to increased outage days
Other Power Regions	(21)	• decreased capacity revenue, partially offset by • increased load served • higher portfolio optimization	41	• increased load served • higher portfolio optimization, partially offset by • decreased capacity revenue
Mark-to-market(a)	229	• gains on economic hedging activities of $314 million in 2021 compared to gains of $85 million in 2020	271	• gains on economic hedging activities of $489 million in 2021 compared to gains of $218 million in 2020
Other	26	• higher natural gas RNF due to higher natural gas prices and favorable LDC penalty waivers and revenue true ups related to the February 2021 extreme cold weather event • increased revenue related to the energy efficiency business, partially offset by • increase in accelerated nuclear fuel amortization associated with announced early plant retirements	77	• higher natural gas RNF due to higher portfolio optimization and higher natural gas prices, partially offset by penalties associated with operational flow orders and curtailments as a result of the February 2021 extreme cold weather event
• increased revenue related to the energy efficiency business, partially offset by
• increase in accelerated nuclear fuel amortization associated with announced early plant retirements

Total	$268		$(812)
__________
(a)See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on mark-to-market gains.
Nuclear Fleet Capacity Factor. The following table presents nuclear fleet operating data for the Generation-operated plants, which reflects ownership percentage of stations operated by Exelon, excluding Salem, which is operated by PSEG. The nuclear fleet capacity factor presented in the table is defined as the ratio of the actual

Generation
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Nuclear fleet capacity factor	93.7%	95.4%	94.5%	94.7%
Refueling outage days	66	92	150	186
Non-refueling outage days	7	—	10	11
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase (Decrease)	Increase (Decrease)
Asset impairments	$481	$479
Labor, other benefits, contracting, and materials	24	(4)
Credit loss expense	(4)	43
Corporate allocations	(6)	(11)
Nuclear refueling outage costs, including the co-owned Salem plants	(37)	(88)
Plant retirements and divestitures(a)	(171)	(391)
Other	(2)	(3)
Total increase	$285	$25
__________
(a)Primarily reflects contractual offset of accelerated depreciation and amortization associated with Generation's decision to early retire the Byron and Dresden nuclear facilities. See Note 8 — Nuclear Decommissioning of the Combined Notes to Consolidated Financial Statements for additional information.
Depreciation and amortization expense for the three and six months ended June 30, 2021 compared to the same period in 2020 increased primarily due to the accelerated depreciation and amortization associated with Generation's decision to early retire the Byron and Dresden nuclear facilities. A portion of this accelerated depreciation and amortization is offset within Operating and maintenance expense.
Gain on sales of assets and businesses for the six months ended June 30, 2021 compared to the same period in 2020 increased primarily due to a gain on sale of Generation's solar business.
Interest Expense for the six months ended June 30, 2021 compared to the same period in 2020 decreased primarily due to mark-to-market gains related to the EGR IV interest swaps entered into in December 2020 and decreases in interest rates. See Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on the interest swaps.
Other, net for the three months ended June 30, 2021 compared to the same period in 2020 decreased and for the six months ended June 30, 2021 compared to the same period in 2020 increased due to activity described in the table below:

Generation

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on NDT funds(a)	$195	$452	$128	$(253)
Net realized gains on sale of NDT funds(a)	63	3	248	58
Interest and dividend income on NDT funds(a)	28	19	46	46
Contractual elimination of income tax expense(b)	97	134	139	(43)
Net unrealized gains from equity investments(c)	119	—	96	—
Other	6	(6)	18	24
Total other, net	$508	$602	$675	$(168)
__________
(a)Unrealized gains (losses), realized gains, and interest and dividend income on the NDT funds are associated with the Non-Regulatory Agreement Units.
(b)Contractual elimination of income tax expense is associated with the income taxes on the NDT funds of the Regulatory Agreement units.
(c)Net unrealized gains from equity investments that became publicly traded entities in the fourth quarter of 2020 and the first half of 2021.

Effective income tax rates were 88.7% and 38.3% for the three months ended June 30, 2021 and 2020, respectively, and 8.5% and (18.8)% for the six months ended June 30, 2021 and 2020, respectively. See Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information
Net income attributable to noncontrolling interests for the three and six months ended June 30, 2021 compared to the same period in 2020 increased primarily due to higher net gains on NDT fund investments for CENG.

ComEd
Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
Operating revenues	$1,517	$1,417	$100	$3,052	$2,856	$196
Operating expenses
Purchased power expense	500	464	(36)	1,025	951	(74)
Operating and maintenance	323	536	213	639	853	214
Depreciation and amortization	296	274	(22)	589	547	(42)
Taxes other than income taxes	77	71	(6)	153	146	(7)
Total operating expenses	1,196	1,345	149	2,406	2,497	91
Operating income	321	72	249	646	359	287
Other income and (deductions)
Interest expense, net	(98)	(98)	—	(193)	(192)	(1)
Other, net	15	11	4	22	22	—
Total other income and (deductions)	(83)	(87)	4	(171)	(170)	(1)
Income (loss) before income taxes	238	(15)	253	475	189	286
Income taxes	46	46	—	85	82	(3)
Net income (loss)	$192	$(61)	$253	$390	$107	$283
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net income increased $253 million as compared to the same period in 2020, primarily due to payments that ComEd made in 2020 under the Deferred Prosecution Agreement. The remaining increase is due to electric distribution formula rate earnings (reflecting the impacts of higher rate base and higher allowed electric distribution ROE due to an increase in treasury rates). See Note 15 - Commitments and Contingencies of the Combined Notes to the Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net income increased $283 million as compared to the same period in 2020, primarily due to payments that ComEd made in 2020 under the Deferred Prosecution Agreement. The remaining increase is due to electric distribution formula rate earnings (reflecting the impacts of higher rate base and higher allowed electric distribution ROE due to an increase in treasury rates). See Note 15 - Commitments and Contingencies of the Combined Notes to the Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase	Increase
Distribution	$52	$73
Transmission	1	4
Energy efficiency	12	24
Other	—	12
	65	113
Regulatory required programs	35	83
Total increase	$100	$196
Revenue Decoupling. The demand for electricity is affected by weather conditions and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer or number of customers as a result of the revenue decoupling mechanisms as allowed by FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations

ComEd
in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three and six months ended June 30, 2021 as compared to the same period in 2020, due to higher allowed ROE due to an increase in treasury rates and the impact of a higher rate base.
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
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased during the three and six months ended June 30, 2021 as compared to the same period in 2020, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue remained the same for the three months ended June 30, 2021 and increased for the six months ended June 30, 2021 as compared to the same period in 2020, which primarily reflects mutual assistance revenues associated with storm restoration efforts.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as recoveries under the credit loss expense tariff, environmental costs associated with MGP sites, and costs related to electricity, ZEC and REC procurement. The riders are designed to provide full and current cost recovery. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ComEd remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, ComEd either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore ComEd does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from ComEd, ComEd is permitted to recover the electricity, ZEC, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power expense related to the electricity, ZECs, and RECs.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $36 million and of $74 million for the three and six months ended June 30, 2021 compared to the same period in 2020, respectively, in Purchased power expense is offset in Operating revenues as part of regulatory required programs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Decrease) Increase	(Decrease) Increase
Deferred Prosecution Agreement payments(a)	$(200)	$(200)
Storm-related costs	(5)	(14)
Pension and non-pension postretirement benefits expense	1	2
Labor, other benefits, contracting and materials	2	10
BSC costs	5	5
Other(b)	(17)	(23)
	(214)	(220)
Regulatory required programs(c)	1	6
Total decrease	$(213)	$(214)
__________
(a)See Note 15 - Commitments and Contingencies of the Combined Notes to the Consolidated Financial Statements for additional information.
(b)Primarily reflects the absence of an impairment charge related to acquisition of transmission assets in 2020.
(c)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase	Increase
Depreciation and amortization(a)	$10	$22
Regulatory asset amortization(b)	12	20
Total increase	$22	$42
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset and amortization related to the August 2020 storm regulatory asset.
Effective income tax rates were 19.3% and (306.7)% for the three months ended June 30, 2021 and 2020, respectively, and 17.9% and 43.4% for the six months ended June 30, 2021 and 2020, respectively. See Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
Operating revenues	$693	$681	$12	$1,582	$1,493	$89
Operating expenses
Purchased power and fuel expense	207	216	9	523	499	(24)
Operating and maintenance	209	275	66	443	492	49
Depreciation and amortization	87	88	1	173	173	—
Taxes other than income taxes	49	39	(10)	92	78	(14)
Total operating expenses	552	618	66	1,231	1,242	11
Operating income	141	63	78	351	251	100
Other income and (deductions)
Interest expense, net	(42)	(36)	(6)	(80)	(71)	(9)
Other, net	7	5	2	12	7	5
Total other income and (deductions)	(35)	(31)	(4)	(68)	(64)	(4)
Income before income taxes	106	32	74	283	187	96
Income taxes	2	(7)	(9)	12	9	(3)
Net income	$104	$39	$65	$271	$178	$93
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net income increased by $65 million primarily reflects the absence of costs in 2021 due to the June 2020 storms and an increase in both gas and electric volume.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net income increased by $93 million primarily reflects the absence of costs in 2021 due to the June 2020 storms, favorable weather, and an increase in primarily electric volume.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$3	$(5)	$(2)	$24	$12	$36
Volume	6	5	11	17	6	23
Pricing	4	(4)	—	(3)	(4)	(7)
Transmission	2	—	2	3	—	3
Other	—	—	—	(1)	—	(1)
	15	(4)	11	40	14	54
Regulatory required programs	10	(9)	1	41	(6)	35
Total increase	$25	$(13)	$12	$81	$8	$89
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2021 compared to the same period in 2020, Operating revenues related to weather remained relatively consistent. During the six months ended June 30, 2021 compared to the same period in 2020, revenues related to weather increased by the impact of favorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-

PECO
days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in PECO’s service territory for the three and six months ended June 30, 2021 compared to the same period in 2020 and normal weather consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended June 30,	2021	2020		From 2020	2021 vs. Normal
Heating Degree-Days	404	568	423	(28.9)%	(4.5)%
Cooling Degree-Days	418	376	388	11.2%	7.7%
			Normal	% Change
Six Months Ended June 30,	2021	2020		From 2020	2021 vs. Normal
Heating Degree-Days	2,706	2,557	2,840	5.8%	(4.7)%
Cooling Degree-Days	423	376	389	12.5%	8.7%
Volume. Electric volume, exclusive of the effects of weather, for the three and six months ended June 30, 2021, compared to the same period in 2020, increased on a net basis due to an increase in overall usage for customers further increased by customer growth. Natural gas volume for the three and six months ended June 30, 2021 compared to the same period in 2020, increased due to retail load growth.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2021	2020			2021	2020
Residential	3,116	3,143	(0.9)%	(1.9)%	6,883	6,397	7.6%	2.5%
Small commercial & industrial	1,758	1,571	11.9%	10.8%	3,639	3,476	4.7%	1.9%
Large commercial & industrial	3,475	3,181	9.2%	8.3%	6,747	6,602	2.2%	1.4%
Public authorities & electric railroads	121	112	8.0%	8.2%	270	263	2.7%	2.7%
Total electric retail deliveries(a)	8,470	8,007	5.8%	4.8%	17,539	16,738	4.8%	1.9%

	As of June 30,
Number of Electric Customers	2021	2020
Residential	1,513,456	1,501,259
Small commercial & industrial	154,842	154,016
Large commercial & industrial	3,108	3,096
Public authorities & electric railroads	10,285	10,119
Total	1,681,691	1,668,490
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2021	2020			2021	2020
Residential	5,027	6,464	(22.2)%	(9.7)%	25,701	23,746	8.2%	0.2%
Small commercial & industrial	3,121	2,054	51.9%	76.9%	13,291	10,863	22.4%	10.7%
Large commercial & industrial	2	3	(33.3)%	27.1%	9	12	(25.0)%	11.1%
Transportation	5,468	5,148	6.2%	8.6%	13,118	12,283	6.8%	3.6%
Total natural gas retail deliveries(a)	13,618	13,669	(0.4)%	9.9%	52,119	46,904	11.1%	3.6%

PECO

	As of June 30,
Number of Natural Gas Customers	2021	2020
Residential	494,895	489,201
Small commercial & industrial	44,450	44,189
Large commercial & industrial	6	6
Transportation	677	719
Total	540,028	534,115
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three months ended June 30, 2021 compared to the same period in 2020 remained relatively consistent. Pricing for the six months ended June 30, 2021 compared to the same period in 2020 decreased primarily due to lower overall effective electric rates due to increased usage across all major customer classes.
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency, PGC, and the GSA. The riders are designed to provide full and current cost recovery as well as a return. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Income taxes. Customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries as PECO remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation or natural gas from competitive suppliers, PECO either acts as the billing agent or the competitive supplier separately bills its own customers and therefore PECO does not record Operating revenues or Purchased power and fuel expense related to the electricity and/or natural gas. For customers that choose to purchase electric generation or natural gas from PECO, PECO is permitted to recover the electricity, natural gas, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power and fuel expense related to the electricity, natural gas, and RECs.
Other revenue which primarily includes revenue related to late payment charges. Other revenues for the three and six months ended June 30, 2021 compared to the same period in 2020, remained relatively consistent.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The decrease of $9 million and the increase of $24 million for the three and six months ended June 30, 2021 compared to the same period in 2020, respectively, in Purchased power and fuel expense is partially offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase (Decrease)	Increase (Decrease)
Storm-related costs(a)	$(65)	$(59)
Credit loss expense	(19)	(12)
Regulatory Required Programs	1	(1)
BSC costs	5	7
Labor, other benefits, contracting and materials	13	22
Other	(1)	(6)
Total increase	$(66)	$(49)
__________
(a)Primarily reflects the absence of costs in 2021 due to the June 2020 storms.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$(2)	$(6)
Regulatory asset amortization	3	6
Total increase	$1	$—
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased $6 million and $9 million for the three and six months ended June 30, 2021 compared to the same period in 2020, respectively, primarily due to the issuance of debt in March 2021 and June 2020.
Effective income tax rates were 1.9% and (21.9)% for the three months ended June 30, 2021 and 2020 respectively, and 4.2% and 4.8% for the six months ended June 30, 2021 and 2020, respectively. See Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
Operating revenues	$682	$616	$66	$1,656	$1,554	$102
Operating expenses
Purchased power and fuel expense	219	194	(25)	550	483	(67)
Operating and maintenance	193	187	(6)	390	376	(14)
Depreciation and amortization	141	129	(12)	293	272	(21)
Taxes other than income taxes	67	63	(4)	139	132	(7)
Total operating expenses	620	573	(47)	1,372	1,263	(109)
Operating income	62	43	19	284	291	(7)
Other income and (deductions)
Interest expense, net	(34)	(32)	(2)	(67)	(64)	(3)
Other, net	9	6	3	16	10	6
Total other income and (deductions)	(25)	(26)	1	(51)	(54)	3
Income before income taxes	37	17	20	233	237	(4)
Income taxes	(8)	(22)	(14)	(21)	18	39
Net income	$45	$39	$6	$254	$219	$35
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net Income increased $6 million primarily due to the favorable impacts of the multi-year plan. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plan.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net income increased by $35 million primarily due to favorable impacts of the multi-year plan. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plan.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Increase (Decrease)			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$5	$3	$8	$6	$1	$7
Transmission	26	—	26	30	—	30
Other	5	2	7	(2)	1	(1)
	36	5	41	34	2	36
Regulatory required programs	17	8	25	40	26	66
Total increase	$53	$13	$66	$74	$28	$102
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

BGE

	As of June 30,
Number of Electric Customers	2021	2020
Residential	1,192,135	1,185,718
Small commercial & industrial	114,682	114,118
Large commercial & industrial	12,528	12,416
Public authorities & electric railroads	267	264
Total	1,319,612	1,312,516

	As of June 30,
Number of Natural Gas Customers	2021	2020
Residential	647,534	643,745
Small commercial & industrial	38,223	38,255
Large commercial & industrial	6,132	6,079
Total	691,889	688,079
Distribution Revenue increased for the three and six months ended June 30, 2021, compared to the same period in 2020, due to customer growth.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2021, compared to the same period in 2020, primarily due to the reduction in revenue in 2020 due to the settlement agreement of ongoing transmission related income tax regulatory liabilities.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other revenues increased for the three months ended June 30, 2021, compared to the same period in 2020, as BGE had temporarily suspended customer disconnections for non-payment and temporarily ceased new late fees for customers in 2020 which has resumed in 2021. Other revenues remained relatively consistent for the six months ended June 30, 2021 compared to the same period in 2020.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as conservation, demand response, STRIDE, and the POLR mechanism. The riders are designed to provide full and current cost recovery, as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity and natural gas from competitive electric generation and natural gas suppliers. Customer choice programs do not impact the volume of deliveries as BGE remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation or natural gas from competitive suppliers, BGE either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore BGE does not record Operating revenues or Purchased power and fuel expense related to the electricity and/or natural gas. For customers that choose to purchase electric generation or natural gas from BGE, BGE is permitted to recover the electricity and natural gas procurement costs from customers and therefore records the amounts related to the electricity and/or natural gas in Operating revenues and Purchased power and fuel expense. BGE recovers electricity and natural gas procurement costs from customers with a slight mark-up.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $25 million and $67 million for the three and six months ended June 30, 2021 compared to the same period in 2020, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials	$3	$3
Storm-related costs	1	7
BSC costs	4	6
Credit loss expense	(4)	(6)
Other	1	2
	5	12
Regulatory required programs	1	2
Total increase	$6	$14
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase	Increase
Depreciation and amortization(a)	$10	$19
Regulatory asset amortization	2	2
Total increase	$12	$21
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were (21.6)% and (129.4)% for the three months ended June 30, 2021 and 2020, respectively, and (9.0)% and 7.6% for the six months ended June 30, 2021 and 2020, respectively. The change is primarily due to the multi-year plan which resulted in the acceleration of certain income tax benefits and the April 24, 2020 settlement agreement of ongoing transmission related income tax regulatory liabilities. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plan, Note 3 — Regulatory Matters of the 2020 Exelon Form 10-K for additional information on the April 24, 2020 settlement agreement, and Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net Income by Registrant for the three and six months ended June 30, 2021 compared to the same period in 2020. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
PHI	$141	$94	$47	$269	$202	$67
Pepco	75	57	18	134	109	25
DPL	30	19	11	86	64	22
ACE	37	18	19	51	31	20
Other(a)	(1)	—	(1)	(2)	(2)	—
_________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net Income increased by $47 million primarily due to higher electric distribution rates at DPL, higher transmission revenues due to an increase in capital investments and higher distribution revenues due to an increase in volume in ACE's service territory, customer growth at Pepco, and a decrease in credit loss expense at Pepco and DPL.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net Income increased by $67 million primarily due higher electric distribution rates at DPL, favorable weather conditions in DPL's Delaware and ACE's service territories, higher transmission revenues due to an increase in capital investments and higher distribution revenues due to an increase in volume in ACE's service territory, customer growth at Pepco, and a decrease in credit loss expense at Pepco and DPL.

Pepco

Results of Operations — Pepco

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
Operating revenues	$523	$494	$29	$1,076	$1,039	$37
Operating expenses
Purchased power expense	133	138	5	298	303	5
Operating and maintenance	113	119	6	221	231	10
Depreciation and amortization	96	92	(4)	199	186	(13)
Taxes other than income taxes	87	87	—	177	179	2
Total operating expenses	429	436	7	895	899	4
Operating income	94	58	36	181	140	41
Other income and (deductions)
Interest expense, net	(35)	(34)	(1)	(69)	(68)	(1)
Other, net	13	9	4	25	18	7
Total other income and (deductions)	(22)	(25)	3	(44)	(50)	6
Income before income taxes	72	33	39	137	90	47
Income taxes	(3)	(24)	(21)	3	(19)	(22)
Net income	$75	$57	$18	$134	$109	$25
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net income increased $18 million primarily due to customer growth, a decrease in credit loss expense, and decreases in various operating expenses.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net income increased $25 million primarily due to customer growth, a decrease in credit loss expense, and decreases in various operating expenses.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase (Decrease)	Increase (Decrease)
Distribution	$1	$4
Transmission	25	22
Other	(2)	—
	24	26
Regulatory required programs	5	11
Total increase	$29	$37
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

Pepco

	As of June 30,
Number of Electric Customers	2021	2020
Residential	837,744	825,000
Small commercial & industrial	53,669	53,809
Large commercial & industrial	22,579	22,467
Public authorities & electric railroads	178	168
Total	914,170	901,444
Distribution Revenue remained relatively consistent for the three months ended June 30, 2021 compared to the same period in 2020. Distribution revenue increased for the six months ended June 30, 2021 compared to the same period in 2020 due to customer growth.
Transmission Revenues Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2021, compared to the same period in 2020, primarily due to the reduction in revenue in 2020 due to the settlement agreement of ongoing transmission related income tax regulatory liabilities.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, DC PLUG, and SOS procurement and administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, as Pepco remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, Pepco either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore Pepco does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from Pepco, Pepco is permitted to recover the electricity and REC procurement costs from customers and therefore records the amounts related to the electricity and RECs in Operating revenues and Purchased power expense. Pepco recovers electricity and REC procurement costs from customers with a slight mark-up.
See Note 5 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The decrease $5 million for both the three and six months ended June 30, 2021 compared to the same period in 2020, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Decrease) Increase	(Decrease) Increase
Credit loss expense	$(7)	$(5)
Labor, other benefits, contracting and materials	(5)	(12)
Pension and non-pension postretirement benefits expense	(1)	(2)
BSC and PHISCO costs	(1)	—
Other	7	8
	(7)	(11)
Regulatory required programs	1	1
Total decrease	$(6)	$(10)

Pepco

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$4	$8
Regulatory asset amortization	(6)	(5)
Regulatory required programs	6	10
Total increase	$4	$13
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were (4.2)% and (72.7)% for the three months ended June 30, 2021 and 2020, respectively, and 2.2% and (21.1)% for the six months ended June 30, 2021 and 2020, respectively. The change is primarily due to the April 24, 2020 settlement agreement of ongoing transmission related income tax regulatory liabilities. Note 3 — Regulatory Matters of the 2020 Exelon Form 10-K for additional information on the April 24, 2020 settlement agreement, and Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
Operating revenues	$298	$267	$31	$680	$617	$63
Operating expenses
Purchased power and fuel expense	108	107	(1)	263	249	(14)
Operating and maintenance	80	92	12	164	172	8
Depreciation and amortization	51	47	(4)	104	94	(10)
Taxes other than income taxes	16	17	1	33	32	(1)
Total operating expenses	255	263	8	564	547	(17)
Operating income	43	4	39	116	70	46
Other income and (deductions)
Interest expense, net	(16)	(15)	(1)	(30)	(31)	1
Other, net	4	2	2	6	5	1
Total other income and (deductions)	(12)	(13)	1	(24)	(26)	2
Income (loss) before income taxes	31	(9)	40	92	44	48
Income taxes	1	(28)	(29)	6	(20)	(26)
Net income	$30	$19	$11	$86	$64	$22
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net income increased $11 million primarily due to higher electric distribution rates and a decrease in credit loss expense.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net income increased $22 million primarily due to higher electric distribution rates, favorable weather conditions at DPL's Delaware electric and natural gas service territories, and a decrease in credit loss expense.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	(Decrease) Increase			Increase (Decrease)
	Electric	Gas	Total	Electric	Gas	Total
Weather	$—	$(3)	$(3)	$4	$2	$6
Volume	2	(2)	—	2	(2)	—
Distribution	4	1	5	9	1	10
Transmission	28	—	28	28	—	28
Other	—	—	—	1	—	1
	34	(4)	30	44	1	45
Regulatory required programs	4	(3)	1	18	—	18
Total increase (decrease)	$38	$(7)	$31	$62	$1	$63
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces

DPL

demand. During the three months ended June 30, 2021 compared to the same period in 2020, Operating revenues related to weather decreased due to the impact of unfavorable weather conditions in DPL's Delaware natural gas service territory. During the six months ended June 30, 2021 compared to the same period in 2020, Operating revenues related to weather increased due to the impact of favorable weather conditions in DPL's Delaware electric and natural gas service territories.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the three and six months ended June 30, 2021 compared to same period in 2020 and normal weather consisted of the following:

Delaware Electric Service Territory				% Change
Three Months Ended June 30,	2021	2020	Normal	2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	480	606	471	(20.8)%	1.9%
Cooling Degree-Days	361	299	334	20.7%	8.1%

				% Change
Six Months Ended June 30,	2021	2020	Normal	2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	2,838	2,609	2,964	8.8%	(4.3)%
Cooling Degree-Days	364	299	334	21.7%	9.0%

Delaware Natural Gas Service Territory				% Change
Three Months Ended June 30,	2021	2020	Normal	2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	480	606	490	(20.8)%	(2.0)%

				% Change
Six Months Ended June 30,	2021	2020	Normal	2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	2,838	2,609	2,987	8.8%	(5.0)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three and six months ended June 30, 2021 compared to the same period in 2020.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2021	2020			2021	2020
Residential	703	703	—%	0.6%	1,557	1,446	7.7%	2.8%
Small commercial & industrial	357	274	30.3%	30.5%	699	570	22.6%	19.8%
Large commercial & industrial	810	810	—%	(0.3)%	1,499	1,633	(8.2)%	(8.9)%
Public authorities & electric railroads	10	9	11.1%	6.8%	19	17	11.8%	7.2%
Total electric retail deliveries(a)	1,880	1,796	4.7%	4.8%	3,774	3,666	2.9%	0.4%

	As of June 30,
Number of Total Electric Customers (Maryland and Delaware)	2021	2020
Residential	475,061	470,788
Small commercial & industrial	62,880	61,958
Large commercial & industrial	1,213	1,402
Public authorities & electric railroads	607	612
Total	539,761	534,760
_________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.

DPL

(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2021	2020			2021	2020
Residential	713	1,168	(39.0)%	(23.5)%	5,107	4,815	6.1%	(2.0)%
Small commercial & industrial	430	557	(22.8)%	(6.2)%	2,295	2,228	3.0%	(4.3)%
Large commercial & industrial	393	411	(4.4)%	(4.3)%	853	863	(1.2)%	(1.5)%
Transportation	1,470	1,472	(0.1)%	3.4%	3,694	3,580	3.2%	0.7%
Total natural gas deliveries(a)	3,006	3,608	(16.7)%	(6.8)%	11,949	11,486	4.0%	(1.6)%

	As of June 30,
Number of Delaware Natural Gas Customers	2021	2020
Residential	127,503	126,245
Small commercial & industrial	9,953	9,914
Large commercial & industrial	18	17
Transportation	158	159
Total	137,632	136,335
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Distribution Revenue increased for the three and six months ended June 30, 2021 compared to the same period in 2020 primarily due to higher electric distribution rates in Maryland that became effective in July 2020 and higher electric and natural gas distribution rates in Delaware that became effective in the second half of 2020.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2021, compared to the same period in 2020, primarily due to the reduction in revenue in 2020 due to the settlement agreement of ongoing transmission related income tax regulatory liabilities.
Other revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, DE Renewable Portfolio Standards, SOS procurement and administrative costs, and GCR costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as DPL remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, DPL either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore DPL does not record Operating revenues or Purchased power and fuel expense related to the electricity. For customers that choose to purchase electric generation from DPL, DPL is permitted to recover the electricity and REC procurement costs from customers with a slight mark-up and therefore records the amounts related to the electricity and RECs in Operating revenues and Purchased power and fuel expense. DPL recovers natural gas costs without mark-up and records the amount in Operating revenues and Purchased power and fuel expense.
See Note 5 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.

DPL

The increase of $1 million and $14 million for the three and six months ended June 30, 2021, compared to the same period in 2020, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Decrease) Increase	(Decrease) Increase
Credit loss expense	$(6)	$(5)
Labor, other benefits, contracting and materials	(5)	(3)
Storm-related costs	(3)	(4)
Pension and non-pension postretirement benefits expense	(1)	(1)
BSC and PHISCO costs	1	3
Other	3	3
	(11)	(7)
Regulatory required programs	(1)	(1)
Total decrease	$(12)	$(8)
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase	Increase
Depreciation and amortization(a)	$3	$7
Regulatory required programs	1	3
Total increase	$4	$10
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were 3.2% and 311.1% for the three months ended June 30, 2021 and 2020, respectively, and 6.5% and (45.5)% for the six months ended June 30, 2021 and 2020, respectively. The change is primarily due to the April 24, 2020 settlement agreement of ongoing transmission related income tax regulatory liabilities. Note 3 — Regulatory Matters of the 2020 Exelon Form 10-K for additional information on the April 24, 2020 settlement agreement, and Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
Operating revenues	$319	$256	$63	$629	$532	$97
Operating expenses
Purchased power expense	154	130	(24)	311	259	(52)
Operating and maintenance	73	82	9	150	160	10
Depreciation and amortization	40	44	4	87	86	(1)
Taxes other than income taxes	2	2	—	4	4	—
Total operating expenses	269	258	(11)	552	509	(43)
Gain on sale of assets	—	—	—	—	2	(2)
Operating income (loss)	50	(2)	52	77	25	52
Other income and (deductions)
Interest expense, net	(14)	(15)	1	(29)	(29)	—
Other, net	—	2	(2)	2	3	(1)
Total other income and (deductions)	(14)	(13)	(1)	(27)	(26)	(1)
Income (loss) before income taxes	36	(15)	51	50	(1)	51
Income taxes	(1)	(33)	(32)	(1)	(32)	(31)
Net income	$37	$18	$19	$51	$31	$20
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020. Net income increased $19 million primarily due to higher transmission revenues due to an increase in capital investments and higher distribution revenues due to an increase in volume in ACE's service territory.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020. Net income increased $20 million primarily due to favorable weather conditions, higher transmission revenues due to an increase in capital investments and higher distribution revenues due to an increase in volume in ACE's service territory.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Decrease) Increase	Increase (Decrease)
Weather	$(1)	$4
Volume	14	15
Distribution	—	(1)
Transmission	36	36
Other	(1)	—
	48	54
Regulatory required programs	15	43
Total increase	$63	$97
Weather. The demand for electricity is affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. During the three months ended June 30, 2021 compared to the same period in 2020, Operating revenues related to weather remained relatively consistent. During the six months ended June 30, 2021 compared to the same period in 2020, Operating revenues related to weather increased due to the impact of favorable weather conditions in ACE's service territory.

ACE

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the three and six months ended June 30, 2021 compared to same period in 2020 and normal weather consisted of the following:

Heating and Cooling Degree-Days			Normal	% Change
Three Months Ended June 30,	2021	2020		2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	525	613	540	(14.4)%	(2.8)%
Cooling Degree-Days	321	312	305	2.9%	5.2%

			Normal	% Change
Six Months Ended June 30,	2021	2020		2021 vs. 2020	2021 vs. Normal
Heating Degree-Days	2,873	2,561	3,008	12.2%	(4.5)%
Cooling Degree-Days	325	312	305	4.2%	6.6%
Volume, exclusive of the effects of weather, increased for the three and six months ended June 30, 2021 compared to the same period in 2020, primarily due to customer growth and usage.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2021	2020			2021	2020
Residential	975	850	14.7%	16.2%	1,903	1,660	14.6%	11.3%
Small commercial & industrial	333	276	20.7%	22.3%	638	570	11.9%	9.9%
Large commercial & industrial	761	702	8.4%	8.8%	1,477	1,437	2.8%	2.4%
Public authorities & electric railroads	11	11	—%	2.0%	24	24	—%	1.4%
Total electric retail deliveries(a)	2,080	1,839	13.1%	14.2%	4,042	3,691	9.5%	7.6%

	As of June 30,
Number of Electric Customers	2021	2020
Residential	499,436	496,668
Small commercial & industrial	61,836	61,468
Large commercial & industrial	3,243	3,327
Public authorities & electric railroads	707	687
Total	565,222	562,150
_________
(a)Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue remained relatively consistent for the three and six months ended June 30, 2021 compared to the same period in 2020.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2021, compared to the same period in 2020, primarily due to the reduction in revenue in 2020 due to the settlement agreement of ongoing transmission related income tax regulatory liabilities and increases in capital investment.
Other Revenue includes rental revenue, service connection fees, and mutual assistance revenues.

ACE

Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, Societal Benefits Charge, Transition Bonds, and BGS procurement and administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, as ACE remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, ACE either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore ACE does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from ACE, ACE is permitted to recover the electricity, ZEC, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power expense related to the electricity, ZECs, and RECs.
See Note 5 - Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $24 million and $52 million for the three and six months ended June 30, 2021 compared to the same period in 2020, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Decrease) Increase	(Decrease) Increase
Labor, other benefits, contracting and materials	$(4)	$(3)
Storm-related costs	(3)	(3)
Pension and non-pension postretirement benefits expense	—	(1)
BSC and PHISCO costs	—	1
Other	—	2
	(7)	(4)
Regulatory required programs(a)	(2)	(6)
Total decrease	$(9)	$(10)
_________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Increase (Decrease)	Increase (Decrease)
Depreciation and amortization(a)	$4	$7
Regulatory asset amortization	(1)	(1)
Regulatory required programs	(7)	(5)
Total (decrease) increase	$(4)	$1
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were (2.8)% and 220.0% for the three months ended June 30, 2021 and 2020, respectively, and (2.0)% and 3200.0% for the six months ended June 30, 2021 and 2020, respectively. The change is primarily due to the April 24, 2020 settlement agreement of ongoing transmission related income tax regulatory liabilities. Note 3 — Regulatory Matters of the 2020 Exelon Form 10-K for additional information on the April 24, 2020 settlement agreement, and Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Liquidity and Capital Resources
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations, the sale of certain receivables, as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each of the Registrants annually evaluates its financing plan, dividend practices, and credit line sizing, focusing on maintaining its investment grade ratings while meeting its cash needs to fund capital requirements, retire debt, pay dividends, fund pension and OPEB obligations, and invest in new and existing ventures. A broad spectrum of financing alternatives beyond the core financing options can be used to meet its needs and fund growth including monetizing assets in the portfolio via project financing, asset sales, and the use of other financing structures (e.g., joint ventures, minority partners, etc.). Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, the Registrants have access to credit facilities with aggregate bank commitments of $10.5 billion. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters” section below for additional information. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements.
The Registrants primarily use their capital resources, including cash, to fund capital requirements, including construction expenditures, retire debt, pay dividends, fund pension and OPEB obligations, and invest in new and existing ventures. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, the Utility Registrants operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt and credit agreements.
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
If a nuclear plant were to early retire there is a risk that it will no longer meet the NRC minimum funding requirements due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT funds could appreciate in value. A shortfall could require that Generation address the shortfall by providing additional financial assurances such as surety bonds, letters of credit, or parent company guarantees for Generation’s share of the funding assurance. However, the amount of any assurance will ultimately depend on the decommissioning approach, the associated level of costs, and the NDT fund investment performance going forward. No later than two years after shutting down a plant, Generation must submit a PSDAR to the NRC that includes the planned option for decommissioning the site. Upon early retirement, Dresden will have adequate funding assurance, however, due to the earlier commencement of decommissioning activities and a shorter time period over which the NDT fund investments could appreciate in value, Byron may no longer meet the NRC minimum funding requirements and, as a result, additional financial assurance may be required. Based on the decommissioning approach selected by Generation in the July 28, 2021 PSDAR filing for the Byron units, financial assurance for radiological decommissioning at Byron of up to $60 million could be required.
Upon issuance of any required financial assurance, each site would be able to utilize the respective NDT funds for radiological decommissioning costs, which represent the majority of the total expected decommissioning costs. However, under the regulations, the NRC must approve an exemption in order for Generation to utilize the NDT funds to pay for non-radiological decommissioning costs (i.e. spent fuel management and site restoration costs, if applicable). If a unit does not receive this exemption, those costs would be borne by Generation without reimbursement from or access to the NDT funds. Based on current projections of the decommissioning approaches selected and expected exemptions from the NRC, it is expected that Dresden would not require supplemental cash from Generation, but some portion of the Byron spent fuel management costs would need to be funded through supplemental cash from Generation. While the ultimate amounts may vary and could be offset by reimbursement of certain spent fuel management costs under the DOE settlement agreement, decommissioning for Byron may require supplemental cash from Generation of up to $135 million, net of taxes, over a period of 10 years after permanent shutdown.
As of June 30, 2021, Generation is not required to provide any additional financial assurances for TMI Unit 1 under the SAFSTOR scenario which is the planned decommissioning option as described in the TMI Unit 1 PSDAR filed by Generation with the NRC on April 5, 2019. On October 16, 2019, the NRC granted Generation's exemption request to use the TMI Unit 1 NDT funds for spent fuel management costs. An additional exemption request to allow the TMI Unit 1 NDT funds to be used for site restoration costs was submitted to the NRC on May 20, 2021 and is pending NRC review.
Project Financing (Exelon and Generation)
Project financing is used to help mitigate risk of specific generating assets. Project financing is based upon a nonrecourse financial structure, in which project debt is paid back from the cash generated by the specific asset or portfolio of assets. Borrowings under these agreements are secured by the assets and equity of each respective project. The lenders do not have recourse against Exelon or Generation in the event of a default. If a specific project financing entity does not maintain compliance with its specific debt financing covenants, there could be a requirement to accelerate repayment of the associated debt or other project-related borrowings earlier than the stated maturity dates. In these instances, if such repayment was not satisfied, or restructured, the lenders or security holders would generally have rights to foreclose against the project-specific assets and related collateral. The potential requirement to satisfy its associated debt or other borrowings earlier than otherwise anticipated could lead to impairments due to a higher likelihood of disposing of the respective project-specific assets significantly before the end of their useful lives. Additionally, project finance has credit facilities. Refer to Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K and Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on credit facilities and nonrecourse debt.
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

The following table provides a summary of the change in cash flows from operating activities for the six months ended June 30, 2021 and 2020 by Registrant:

(Decrease) increase in cash flows from operating activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income	$(739)	$(1,124)	$283	$93	$35	$67	$25	$22	$20
Adjustments to reconcile net income to cash:
Non-cash operating activities	(326)	164	(219)	(15)	(12)	(54)	(9)	(19)	(19)
Pension and non-pension postretirement benefit contributions	(1)	31	(29)	3	(3)	(9)	(1)	—	(1)
Income taxes	304	(27)	56	9	(53)	29	(2)	26	—
Changes in working capital and other noncurrent assets and liabilities	(1,501)	(1,399)	(36)	(109)	(85)	(3)	(33)	11	12
Option premiums received (paid), net	104	104	—	—	—	—	—	—	—
Collateral received, net	617	613	5	—	2	—	—	—	—
(Decrease) increase in cash flows from operating activities	$(1,542)	$(1,638)	$60	$(19)	$(116)	$30	$(20)	$40	$12
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. In addition, significant operating cash flow impacts for the Registrants for the six months ended June 30, 2021 and 2020 were as follows:
•See Note 18 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•See Note 10 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
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

Cash Flows from Investing Activities (All Registrants)
The following table provides a summary of the change in cash flows from investing activities for the six months ended June 30, 2021 and 2020 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$(267)	$211	$(133)	$(65)	$(72)	$(203)	$(115)	$(27)	$(61)
Proceeds from NDT fund sales, net	(48)	(48)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	724	724	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	—	(68)	—	—	—	46	—
Collection of DPP	1,107	1,107	—	—	—	—	—	—	—
Other investing activities	13	(14)	16	1	14	(4)	1	4	(5)
Increase (decrease) in cash flows from investing activities	$1,529	$1,980	$(117)	$(132)	$(58)	$(207)	$(114)	$23	$(66)
Significant investing cash flow impacts for the Registrants for six months ended June 30, 2021 and 2020 were as follows:
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
•See Note 6 – Accounts Receivable of the Combined Notes to Consolidated Financial Statements for additional information on the Collection of DPP.

Capital Expenditure Spending
As of June 30, 2021, there have been no material changes to the Registrants' projected capital expenditures as disclosed in Liquidity and Capital Resources of the Exelon 2020 Form 10-K.
Cash Flows from Financing Activities (All Registrants)
The following table provides a summary of the change in cash flows from financing activities for the six months ended June 30, 2021 and 2020 by Registrant:

(Decrease) increase in cash flows from financing activities	Exelon	Generation	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$85	$(620)	$(160)	$—	$76	$153	$187	$(90)	$56
Long-term debt, net	(807)	628	(300)	25	200	38	1	26	12
Changes in intercompany money pool	—	(285)	—	(40)	—	(22)	(41)	—	(5)
Dividends paid on common stock	(1)	—	(4)	1	(23)	—	(22)	3	(194)
Distributions to member	—	21	—	—	—	(146)	—	—	—
Contributions from parent/member	—	—	146	164	(26)	201	1	14	187
Other financing activities	21	1	3	(1)	2	—	4	(2)	(3)
(Decrease) increase in cash flows from financing activities	$(702)	$(255)	$(315)	$149	$229	$224	$130	$(49)	$53
Significant financing cash flow impacts for the Registrants for the six months ended June 30, 2021 and 2020 were as follows:
•Changes in short-term borrowings, net, is driven by repayments on and issuances of notes due in less than 365 days. Refer to 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on short-term borrowings.
•Long-term debt, net, varies due to debt issuances and redemptions each year. Refer to 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on debt issuances. Refer to debt redemptions tables below for additional information.
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
•For the six months ended June 30, 2021, other financing activities primarily consists of debt issuance costs. See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances.
Debt
See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.

During the six months ended June 30, 2021, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate		Maturity	Amount
Exelon	Senior Notes	2.45%		April 15, 2021	$300
Exelon	Long-Term Software License Agreement	3.95%		May 1, 2024	24
Exelon	Long-Term Software License Agreements	3.62%		December 1, 2025	1
Generation	Continental Wind Nonrecourse Debt(a)	6.00%		February 28, 2033	19
Generation	EGR IV Nonrecourse Debt(a)	3 month LIBOR + 2.50%	(b)	December 15, 2027	17
Generation	SolGen Nonrecourse Debt(a)	3.93%		September 30, 2036	7
Generation	Antelope Valley DOE Nonrecourse Debt(a)	2.29% - 3.56%		January 5, 2037	7
Generation	West Medway II Nonrecourse Debt(a)	LIBOR + 3%	(c)	March 31, 2026	3
Generation	RPG Nonrecourse Debt(a)	4.11%		March 31, 2035	3
ACE	First Mortgage Bonds	4.35%		April 1, 2021	200
ACE	Tax-Exempt First Mortgage Bonds	6.80%		March 1, 2021	39
ACE	Transition Bonds	5.55%		October 20, 2021	10
_________
(a)See Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on nonrecourse debt.
(b)The interest rate was amended to 3 month LIBOR + 2.50 % on June 16, 2021.
(c)The nonrecourse debt has an average blended interest rate.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2021 and for the third quarter of 2021 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2021	February 21, 2021	March 8, 2021	March 15, 2021	$0.3825
Second Quarter 2021	April 27, 2021	May 14, 2021	June 10, 2021	$0.3825
Third Quarter 2021	July 27, 2021	August 13, 2021	September 10, 2021	$0.3825
_________
(a)Exelon's Board of Directors approved an updated dividend policy for 2021. The 2021 quarterly dividend will remain the same as the 2020 dividend of $0.3825 per share.
Credit Matters (All Registrants)
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $10.5 billion in aggregate total commitments of which $8.0 billion was available to support additional commercial paper as of June 30, 2021, and of which no financial institution has more than 7% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the six months ended June 30, 2021 to fund their short-term liquidity needs, when necessary. Generation used its available credit facilities to manage short-term liquidity needs as a result of the impacts of the February 2021 extreme cold weather event and continues to believe it has sufficient cash on hand and available capacity on its revolver to meet its liquidity requirements. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the Exelon 2020 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flow from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity. If Generation lost its investment grade credit rating as of June 30, 2021, it would have been required to provide incremental collateral of approximately $1.9 billion to meet collateral obligations for derivatives, non-derivatives, normal purchases and normal sales contracts, and applicable payables and receivables, net of the contractual right of offset under master netting agreements, which is well within the $4.7 billion of available credit capacity of its revolver.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2021 and available credit facility capacity prior to any incremental collateral at June 30, 2021:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$27	$—	$965
PECO	1	22	600
BGE	4	40	600
Pepco	3	—	146
DPL	4	12	300
ACE	1	—	122
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
See Note 13 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ short-term borrowing activity. See Note 17 — Debt and Credit Agreements of the Exelon 2020 Form 10-K for additional information on the Registrants’ credit facilities.
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
As part of the normal course of business, the Registrants enter into contracts that contain express provisions or otherwise permit the Registrants and their counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contracts law, if the Registrants are downgraded by a credit rating agency, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include the posting of collateral. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on collateral provisions.
The credit ratings for Exelon Corporate and the Utility Registrants did not change for the six months ended June 30, 2021. On February 24, 2021, S&P lowered Generation's senior unsecured debt rating to 'BBB-' from 'BBB'.

Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2021, are presented in the following table. ACE had no activity within the PHI Intercompany Money Pool for the three months ended June 30, 2021.

	During the Three Months Ended June 30, 2021		As of June 30, 2021
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$469	$—	$276
Generation	—	(230)	—
PECO	303	—	—
BSC	—	(435)	(322)
PHI Corporate	—	(27)	(9)
PCI	55	—	55

	During the Three Months Ended June 30, 2021		As of June 30, 2021
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$—	$(30)	$(9)
DPL	30	—	9
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
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of June 30, 2021
	Short-term Financing Authority(a)			Remaining Long-term Financing Authority(a)
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(b)	FERC	December 31, 2021	$2,500	ICC	2023 & 2024	$543
PECO	FERC	December 31, 2021	1,500	PAPUC	December 31, 2021	850
BGE	FERC	December 31, 2021	700	MDPSC	N/A	500
Pepco	FERC	December 31, 2021	500	MDPSC / DCPSC	December 31, 2022	750
DPL	FERC	December 31, 2021	500	MDPSC / DPSC	December 31, 2022	172
ACE	NJBPU	December 31, 2021	350	NJBPU	December 31, 2022	250
_________
(a)Generation currently has blanket financing authority it received from FERC in connection with its market-based rate authority.
(b)ComEd had $350 million available in long-term debt refinancing authority and $193 million available in new money long-term debt financing authority from the ICC as of June 30, 2021 and has an expiration date of February 1, 2024 and February 1, 2023, respectively. On June 29, 2021, ComEd filed an application for $2 billion in new money long-term debt financing authority from the ICC and expects approval by December 31, 2021.

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
As of June 30, 2021, the percentage of expected generation hedged for the Mid-Atlantic, Midwest, New York, and ERCOT reportable segments is 98%-101% for 2021. Market price risk exposure is the risk of a change in the value of unhedged positions. The forecasted market price risk exposure for Generation’s entire economic hedge portfolio associated with a $5 reduction in the annual average around-the-clock energy price based on June 30, 2021 market conditions and hedged position would be an increase in pre-tax net income of approximately $39 million for 2021. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
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
Utility Registrants
There have been no significant changes or additions to the Utility Registrants exposures to commodity price risk that were described in ITEM 1A. RISK FACTORS of Exelon’s 2020 Annual Report on Form 10-K. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding commodity price risk exposure.
Trading and Non-Trading Marketing Activities
The following table detailing Exelon’s, Generation’s, and ComEd’s trading and non-trading marketing activities is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers (CCRO).

The following table provides detail on changes in Exelon’s, Generation’s, and ComEd’s commodity mark-to-market net asset or liability balance sheet position from December 31, 2020 to June 30, 2021. It indicates the drivers behind changes in the balance sheet amounts. This table incorporates the mark-to-market activities that are immediately recorded in earnings. This table excludes all NPNS contracts and does not segregate proprietary trading activity. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information on the balance sheet classification of the mark-to-market energy contract net assets (liabilities) recorded as of June 30, 2021 and December 31, 2020.

	Exelon	Generation	ComEd
Total mark-to-market energy contract net assets (liabilities) at December 31, 2020(a)	$428	$729	$(301)
Total change in fair value during 2021 of contracts recorded in results of operations	541	541	—
Reclassification to realized at settlement of contracts recorded in results of operations	(47)	(47)	—
Changes in fair value — recorded through regulatory assets(b)	36	—	36
Changes in allocated collateral	(968)	(968)	—
Net option premium paid	(2)	(2)	—
Option premium amortization	(20)	(20)	—
Upfront payments and amortizations(c)	(48)	(48)	—
Total mark-to-market energy contract net assets (liabilities) at June 30, 2021(a)	$(80)	$185	$(265)
_________
(a)Amounts are shown net of collateral paid to and received from counterparties.
(b)For ComEd, the changes in fair value are recorded as a change in regulatory assets. As of June 30, 2021, ComEd recorded a regulatory asset of $265 million related to its mark-to-market derivative liabilities with unaffiliated suppliers. For the six months ended June 30, 2021, ComEd recorded $23 million of increases in fair value and an increase for realized losses due to settlements of $13 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers.
(c)Includes derivative contracts acquired or sold by Generation through upfront payments or receipts of cash, excluding option premiums, and the associated amortizations.
Fair Values
The following tables present maturity and source of fair value for Exelon, Generation, and ComEd mark-to-market commodity contract net assets (liabilities). The tables provide two fundamental pieces of information. First, the tables provide the source of fair value used in determining the carrying amount of the Registrants’ total mark-to-market net assets (liabilities), net of allocated collateral. Second, the tables show the maturity, by year, of the Registrants’ commodity contract net assets (liabilities), net of allocated collateral, giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 14 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

Exelon

	Maturities Within						Total Fair Value
	2021	2022	2023	2024	2025	2026 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$122	$135	$37	$28	$25	$20	$367
Prices provided by external sources (Level 2)	7	224	52	(1)	1	—	283
Prices based on model or other valuation methods (Level 3)(c)	(107)	(395)	13	(30)	(15)	(196)	(730)
Total	$22	$(36)	$102	$(3)	$11	$(176)	$(80)
_________
(a)Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in results of operations.
(b)Amounts are shown net of collateral paid/(received) from counterparties (and offset against mark-to-market assets and liabilities) of $(552) million at June 30, 2021.
(c)Includes ComEd’s net assets (liabilities) associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Generation

	Maturities Within						Total Fair Value
	2021	2022	2023	2024	2025	2026 and Beyond
Normal Operations, Commodity derivative contracts(a)(b):
Actively quoted prices (Level 1)	$122	$135	$37	$28	$25	$20	$367
Prices provided by external sources (Level 2)	7	224	52	(1)	1	—	283
Prices based on model or other valuation methods (Level 3)	(96)	(371)	39	(4)	10	(43)	(465)
Total	$33	$(12)	$128	$23	$36	$(23)	$185
_________
(a)Mark-to-market gains and losses on other economic hedge and trading derivative contracts that are recorded in the results of operations.
(b)Amounts are shown net of collateral paid/(received) from counterparties (and offset against mark-to-market assets and liabilities) of $(552) million at June 30, 2021.
ComEd

	Maturities Within						Total Fair Value
	2021	2022	2023	2024	2025	2026 and Beyond
Commodity derivative contracts(a):
Prices based on model or other valuation methods (Level 3)(a)	$(11)	$(24)	$(26)	$(26)	$(25)	$(153)	$(265)
_________
(a)Represents ComEd’s net liabilities associated with the floating-to-fixed energy swap contracts with unaffiliated suppliers.
Credit Risk (All Registrants)
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties that execute derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for detailed discussion of credit risk.

Generation
The following tables provide information on Generation’s credit exposure for all derivative instruments, normal purchases and normal sales agreements, and payables and receivables, net of collateral and instruments that are subject to master netting agreements, as of June 30, 2021. The tables further delineate that exposure by credit rating of the counterparties and provide guidance on the concentration of credit risk to individual counterparties and an indication of the duration of a company’s credit risk by credit rating of the counterparties. The amounts in the tables below exclude credit risk exposure from individual retail customers, uranium procurement contracts, and exposure through RTOs, ISOs, and commodity exchanges, which are discussed below.

Rating as of June 30, 2021	Total Exposure Before Credit Collateral	Credit Collateral(a)	Net Exposure	Number of Counterparties Greater than 10% of Net Exposure	Net Exposure of Counterparties Greater than 10% of Net Exposure
Investment grade	$446	$56	$390	—	$—
Non-investment grade	15	1	14
No external ratings
Internally rated — investment grade	134	1	133
Internally rated — non-investment grade	126	35	91
Total	$721	$93	$628	—	$—

	Maturity of Credit Risk Exposure
Rating as of June 30, 2021	Less than 2 Years	2-5 Years	Exposure Greater than 5 Years	Total Exposure Before Credit Collateral
Investment grade	$345	$48	$53	$446
Non-investment grade	15	—	—	15
No external ratings
Internally rated — investment grade	110	17	7	134
Internally rated — non-investment grade	88	28	10	126
Total	$558	$93	$70	$721

Net Credit Exposure by Type of Counterparty	As of June 30, 2021
Financial institutions	$27
Investor-owned utilities, marketers, power producers	448
Energy cooperatives and municipalities	85
Other	68
Total	$628
_________
(a)As of June 30, 2021, credit collateral held from counterparties where Generation had credit exposure included $53 million of cash and $40 million of letters of credit.
The Utility Registrants
There have been no significant changes or additions to the Utility Registrants exposures to credit risk that are described in ITEM 1A. RISK FACTORS of Exelon’s 2020 Annual Report on Form 10-K. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding credit exposure to suppliers.
Credit-Risk-Related Contingent Features (All Registrants)

Generation
As part of the normal course of business, Generation routinely enters into physical or financial contracts for the sale and purchase of electricity, natural gas, and other commodities. In accordance with the contracts and applicable law, if Generation is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance. Depending on Generation’s net position with a counterparty, the demand could be for the posting of collateral. In the absence of expressly agreed-to provisions that specify the collateral that must be provided, collateral requested will be a function of the facts and circumstances of the situation at the time of the demand. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information regarding collateral requirements. See Note 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information regarding the letters of credit supporting the cash collateral.
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
Utility Registrants
As of June 30, 2021, the Utility Registrants were not required to post collateral under their energy and/or natural gas procurement contracts. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Interest Rate and Foreign Exchange Risk (Exelon and Generation)
Exelon and Generation use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. Exelon and Generation may also utilize interest rate swaps to manage their interest rate exposure. A hypothetical 50 basis point increase in the interest rates associated with unhedged variable-rate debt (excluding Commercial Paper) and fixed-to-floating swaps would result in approximately a $1 million decrease in Exelon pre-tax income for the six months ended June 30, 2021. To manage foreign exchange rate exposure associated with international energy purchases in currencies other than U.S. dollars, Generation utilizes foreign currency derivatives, which are typically designated as economic hedges. See Note 12 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for additional information.
Equity Price Risk (Exelon and Generation)
Exelon and Generation maintain trust funds, as required by the NRC, to fund certain costs of decommissioning its nuclear plants. As of June 30, 2021, Generation’s NDT funds are reflected at fair value in its Consolidated Balance Sheets. The mix of securities in the trust funds is designed to provide returns to be used to fund decommissioning and to compensate Generation for inflationary increases in decommissioning costs; however, the equity securities in the trust funds are exposed to price fluctuations in equity markets, and the value of fixed-rate, fixed-income securities are exposed to changes in interest rates. Generation actively monitors the investment performance of the trust funds and periodically reviews asset allocation in accordance with Generation’s NDT fund investment policy. A hypothetical 25 basis points increase in interest rates and 10% decrease in equity prices would result in a $886 million reduction in the fair value of the trust assets. This calculation holds all other variables constant and assumes only the discussed changes in interest rates and equity prices.
ITEM 4.    CONTROLS AND PROCEDURES
During the second quarter of 2021, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to Exelon’s management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2021, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of Exelon’s 2020 Form 10-K and (b) Notes 3 — Regulatory Matters and 15 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At June 30, 2021, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2020 Form 10-K in ITEM 1A. RISK FACTORS.
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

Exhibit No.	Description

4.1	BGE Form of 2.250% notes due June 15, 2031 (File 001-01910, Form 8-K dated June 10, 2021, Exhibit 4.2)

10.1	Amendment Number One to the Exelon Corporation Senior Management Plan*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed by the following officers for the following companies:

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
August 4, 2021

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
August 4, 2021

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
August 4, 2021

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
August 4, 2021

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
August 4, 2021

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
August 4, 2021

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
August 4, 2021

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
August 4, 2021

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
August 4, 2021