Form 10-Q
period 2022-03-31
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2022-05-09
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
(a District of Columbia and Virginia corporation) 701 Ninth Street, N.W. Washington, District of Columbia 20068-001 (202) 872-2000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of March 31, 2022 was:

Exelon Corporation Common Stock, without par value	980,209,605
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,391
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
Note - of the 2021 Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements within Exelon's 2021 Annual Report on Form 10-K
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CEJA (formerly Clean Energy Law in the Exelon 2021 Form 10-K)	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CMC	Carbon Mitigation Credit
CODM	Chief Operating Decision Maker(s)
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPP	Deferred Purchase Price
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
ICC	Illinois Commerce Commission
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet
MW	Megawatt
MWh	Megawatt hour
N/A	Not applicable
NDT	Nuclear Decommissioning Trust
NJBPU	New Jersey Board of Public Utilities
NPNS	Normal Purchase Normal Sale scope exception

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
NPS	National Park Service
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PP&E	Property, plant, and equipment
PRP	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
TCJA	Tax Cuts and Jobs Act
Transition Bonds	Transition Bonds issued by ACE Funding
ZEC	Zero Emission Credit or Zero Emission Certificate

FILING FORMAT
This combined Form 10-Q is being filed separately by Exelon Corporation, Commonwealth Edison Company, PECO Energy Company, Baltimore Gas and Electric Company, Pepco Holdings LLC, Potomac Electric Power Company, Delmarva Power & Light Company, and Atlantic City Electric Company (Registrants). Information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf. No Registrant makes any representation as to information relating to any other Registrant.
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
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the Registrants' combined 2021 Annual Report on Form 10-K in (a) Part I, ITEM 1A. Risk Factors, (b) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 19, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 12, Commitments and Contingencies; and (3) other factors discussed in filings with the SEC by the Registrants.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Operating revenues
Electric operating revenues	$4,481	$3,870
Natural gas operating revenues	817	633
Revenues from alternative revenue programs	29	129
Total operating revenues	5,327	4,632
Operating expenses
Purchased power	1,581	1,140
Purchased fuel	338	218
Purchased power and fuel from affiliates	159	293
Operating and maintenance	1,178	1,083
Depreciation and amortization	817	757
Taxes other than income taxes	354	317
Total operating expenses	4,427	3,808
Operating income	900	824
Other income and (deductions)
Interest expense, net	(332)	(312)
Interest expense to affiliates	(6)	(6)
Other, net	137	58
Total other deductions	(201)	(260)
Income from continuing operations before income taxes	699	564
Income taxes	218	39
Net income from continuing operations after income taxes	481	525
Net income (loss) from discontinued operations after income taxes (Note 2)	117	(789)
Net income (loss)	598	(264)
Net income attributable to noncontrolling interests	1	25
Net income (loss) attributable to common shareholders	$597	$(289)

Amounts attributable to common shareholders:
Net income from continuing operations	481	525
Net income (loss) from discontinued operations	116	(814)
Net income (loss) attributable to common shareholders	$597	$(289)

Comprehensive income (loss), net of income taxes
Net income (loss)	$598	$(264)
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	—	(1)
Actuarial loss reclassified to periodic benefit cost	14	56
Pension and non-pension postretirement benefit plan valuation adjustment	—	(2)
Unrealized gain on foreign currency translation	—	1
Other comprehensive income	14	54
Comprehensive income (loss)	612	(210)
Comprehensive income attributable to noncontrolling interests	1	25
Comprehensive income (loss) attributable to common shareholders	$611	$(235)

Average shares of common stock outstanding:
Basic	981	977
Assumed exercise and/or distributions of stock-based awards	—	1
Diluted(a)	981	978

Earnings per average common share from continuing operations
Basic	$0.49	$0.53
Diluted	$0.49	$0.53

Earnings (losses) per average common share from discontinued operations
Basic	$0.12	$(0.83)
Diluted	$0.12	$(0.83)
__________
(a)The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect were none and less than 1 million for the three months ended March 31, 2022 and 2021, respectively.
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income (loss)	$598	$(264)
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,024	2,104
Asset impairments	—	1
Gain on sales of assets and businesses	(10)	(71)
Deferred income taxes and amortization of investment tax credits	110	(142)
Net fair value changes related to derivatives	(59)	(178)
Net realized and unrealized losses (gains) on NDT funds	205	(118)
Net unrealized losses on equity investments	16	23
Other non-cash operating activities	232	(170)
Changes in assets and liabilities:
Accounts receivable	(711)	(372)
Inventories	125	77
Accounts payable and accrued expenses	291	(176)
Option premiums (paid) received, net	(39)	16
Collateral received, net	1,142	273
Income taxes	77	113
Pension and non-pension postretirement benefit contributions	(574)	(537)
Other assets and liabilities	(645)	(1,840)
Net cash flows provided by (used in) operating activities	1,782	(1,261)
Cash flows from investing activities
Capital expenditures	(1,922)	(2,140)
Proceeds from NDT fund sales	488	2,908
Investment in NDT funds	(516)	(2,939)
Collection of DPP	169	1,574
Proceeds from sales of assets and businesses	16	680
Other investing activities	(54)	12
Net cash flows (used in) provided by investing activities	(1,819)	95
Cash flows from financing activities
Changes in short-term borrowings	(700)	597
Proceeds from short-term borrowings with maturities greater than 90 days	1,150	500
Repayments on short-term borrowings with maturities greater than 90 days	(350)	—
Issuance of long-term debt	4,301	1,705
Retirement of long-term debt	(6)	(79)
Dividends paid on common stock	(332)	(374)
Proceeds from employee stock plans	9	31
Transfer of cash, restricted cash, and cash equivalents to Constellation	(2,594)	—
Other financing activities	(62)	(46)
Net cash flows provided by financing activities	1,416	2,334
Increase in cash, restricted cash, and cash equivalents	1,379	1,168
Cash, restricted cash, and cash equivalents at beginning of period	1,619	1,166
Cash, restricted cash, and cash equivalents at end of period	$2,998	$2,334

Supplemental cash flow information
Decrease in capital expenditures not paid	$(322)	$(324)
Increase in DPP	348	1,339
(Decrease) increase in PP&E related to ARO update	(335)	2
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,476	$672
Restricted cash and cash equivalents	430	321
Accounts receivable
Customer accounts receivable	2,365	2,189
Customer allowance for credit losses	(389)	(320)
Customer accounts receivable, net	1,976	1,869
Other accounts receivable	1,148	1,068
Other allowance for credit losses	(81)	(72)
Other accounts receivable, net	1,067	996
Inventories, net
Fossil fuel and emission allowances	39	105
Materials and supplies	473	476
Regulatory assets	1,221	1,296
Other	463	387
Current assets of discontinued operations	—	7,835
Total current assets	8,145	13,957
Property, plant, and equipment (net of accumulated depreciation and amortization of $14,878 and $14,430 as of March 31, 2022 and December 31, 2021, respectively)	65,465	64,558
Deferred debits and other assets
Regulatory assets	8,200	8,224
Investments	244	250
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	2,969	—
Other	1,045	885
Property, plant, and equipment, deferred debits, and other assets of discontinued operations	—	38,509
Total deferred debits and other assets	19,088	54,498
Total assets	$92,698	$133,013
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,900	$1,248
Long-term debt due within one year	2,154	2,153
Accounts payable	2,175	2,379
Accrued expenses	1,029	1,137
Payables to affiliates	6	5
Regulatory liabilities	394	376
Mark-to-market derivative liabilities	—	18
Unamortized energy contract liabilities	13	89
Other	964	766
Current liabilities of discontinued operations	—	7,940
Total current liabilities	8,635	16,111
Long-term debt	35,008	30,749
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,089	10,611
Asset retirement obligations	273	271
Pension obligations	1,447	2,051
Non-pension postretirement benefit obligations	800	811
Regulatory liabilities	9,192	9,628
Mark-to-market derivative liabilities	144	201
Unamortized energy contract liabilities	42	146
Other	2,187	1,573
Long-term debt, deferred credits, and other liabilities of discontinued operations	—	25,676
Total deferred credits and other liabilities	25,174	50,968
Total liabilities	69,207	98,218
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 980 shares and 979 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	20,299	20,324
Treasury stock, at cost (2 shares at March 31, 2022 and December 31, 2021)	(123)	(123)
Retained earnings	4,028	16,942
Accumulated other comprehensive loss, net	(713)	(2,750)
Total shareholders’ equity	23,491	34,393
Noncontrolling interests	—	402
Total equity	23,491	34,795
Total liabilities and shareholders’ equity	$92,698	$133,013

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2021	981,291	$20,324	$(123)	$16,942	$(2,750)	$402	$34,795
Net income	—	—	—	597	—	1	598
Long-term incentive plan activity	540	(13)	—	—	—	—	(13)
Employee stock purchase plan issuances	211	9	—	—	—	—	9
Changes in equity of noncontrolling interests	—	—	—	—	—	(7)	(7)
Distribution of Constellation (Note 2)	—	(21)	—	(13,179)	2,023	(396)	(11,573)
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	14	—	14
Balance, March 31, 2022	982,042	$20,299	$(123)	$4,028	$(713)	$—	$23,491

	Three Months Ended March 31, 2021
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2020	977,466	$19,373	$(123)	$16,735	$(3,400)	$2,283	$34,868
Net (loss) income	—	—	—	(289)	—	25	(264)
Long-term incentive plan activity	640	5	—	—	—	—	5
Employee stock purchase plan issuances	902	34	—	—	—	—	34
Changes in equity of noncontrolling interests	—	—	—	—	—	(10)	(10)
Common stock dividends ($0.38/common share)	—	—	—	(374)	—	—	(374)
Other comprehensive income, net of income taxes	—	—	—	—	54	—	54
Balance, March 31, 2021	979,008	$19,412	$(123)	$16,072	$(3,346)	$2,298	$34,313

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating revenues
Electric operating revenues	$1,688	$1,475
Revenues from alternative revenue programs	40	54
Operating revenues from affiliates	6	6
Total operating revenues	1,734	1,535
Operating expenses
Purchased power	579	442
Purchased power from affiliate	59	85
Operating and maintenance	266	245
Operating and maintenance from affiliates	85	71
Depreciation and amortization	321	292
Taxes other than income taxes	96	75
Total operating expenses	1,406	1,210
Operating income	328	325
Other income and (deductions)
Interest expense, net	(97)	(93)
Interest expense to affiliates	(3)	(3)
Other, net	12	7
Total other income and (deductions)	(88)	(89)
Income before income taxes	240	236
Income taxes	52	39
Net income	$188	$197
Comprehensive income	$188	$197

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$188	$197
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	321	292
Deferred income taxes and amortization of investment tax credits	54	63
Other non-cash operating activities	(9)	(9)
Changes in assets and liabilities:
Accounts receivable	(45)	23
Receivables from and payables to affiliates, net	(42)	(15)
Inventories	3	(1)
Accounts payable and accrued expenses	(154)	(176)
Collateral received, net	43	5
Income taxes	(2)	(23)
Pension and non-pension postretirement benefit contributions	(176)	(171)
Other assets and liabilities	(37)	(159)
Net cash flows provided by operating activities	144	26
Cash flows from investing activities
Capital expenditures	(617)	(613)
Other investing activities	7	7
Net cash flows used in investing activities	(610)	(606)
Cash flows from financing activities
Changes in short-term borrowings	—	(188)
Issuance of long-term debt	750	700
Dividends paid on common stock	(144)	(127)
Contributions from parent	167	198
Other financing activities	(10)	(9)
Net cash flows provided by financing activities	763	574
Increase (decrease) in cash, restricted cash, and cash equivalents	297	(6)
Cash, restricted cash, and cash equivalents at beginning of period	384	405
Cash, restricted cash, and cash equivalents at end of period	$681	$399

Supplemental cash flow information
Decrease in capital expenditures not paid	$(50)	$(107)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$343	$131
Restricted cash and cash equivalents	246	210
Accounts receivable
Customer accounts receivable	702	647
Customer allowance for credit losses	(92)	(73)
Customer accounts receivable, net	610	574
Other accounts receivable	219	227
Other allowance for credit losses	(20)	(17)
Other accounts receivable, net	199	210
Receivables from affiliates	3	16
Inventories, net	167	170
Regulatory assets	316	335
Other	80	76
Total current assets	1,964	1,722
Property, plant, and equipment (net of accumulated depreciation and amortization of $6,267 and $6,099 as of March 31, 2022 and December 31, 2021, respectively)	26,325	25,995
Deferred debits and other assets
Regulatory assets	1,883	1,870
Investments	6	6
Goodwill	2,625	2,625
Receivables from affiliates	—	2,761
Receivable related to Regulatory Agreement Units	2,484	—
Prepaid pension asset	1,245	1,086
Other	481	405
Total deferred debits and other assets	8,724	8,753
Total assets	$37,013	$36,470
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$553	$647
Accrued expenses	275	384
Payables to affiliates	66	121
Customer deposits	98	99
Regulatory liabilities	190	185
Mark-to-market derivative liabilities	—	18
Other	161	133
Total current liabilities	1,343	1,587
Long-term debt	10,515	9,773
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,761	4,685
Asset retirement obligations	145	144
Non-pension postretirement benefits obligations	168	169
Regulatory liabilities	6,551	6,759
Mark-to-market derivative liabilities	144	201
Other	615	592
Total deferred credits and other liabilities	12,384	12,550
Total liabilities	24,447	24,115
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	9,243	9,076
Retained earnings	1,735	1,691
Total shareholders’ equity	12,566	12,355
Total liabilities and shareholders’ equity	$37,013	$36,470
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2021	$1,588	$9,076	$1,691	$12,355
Net income	—	—	188	188
Common stock dividends	—	—	(144)	(144)
Contributions from parent	—	167	—	167
Balance, March 31, 2022	$1,588	$9,243	$1,735	$12,566

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2020	$1,588	$8,285	$1,456	$11,329
Net income	—	—	197	197
Common stock dividends	—	—	(127)	(127)
Contributions from parent	—	198	—	198
Balance, March 31, 2021	$1,588	$8,483	$1,526	$11,597
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating revenues
Electric operating revenues	$734	$649
Natural gas operating revenues	306	228
Revenues from alternative revenue programs	6	10
Operating revenues from affiliates	1	2
Total operating revenues	1,047	889
Operating expenses
Purchased power	229	189
Purchased fuel	145	86
Purchased power from affiliate	33	41
Operating and maintenance	196	193
Operating and maintenance from affiliates	51	41
Depreciation and amortization	92	86
Taxes other than income taxes	47	43
Total operating expenses	793	679
Operating income	254	210
Other income and (deductions)
Interest expense, net	(38)	(35)
Interest expense to affiliates	(3)	(3)
Other, net	7	5
Total other income and (deductions)	(34)	(33)
Income before income taxes	220	177
Income taxes	14	10
Net income	$206	$167
Comprehensive income	$206	$167
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$206	$167
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	92	86
Deferred income taxes and amortization of investment tax credits	14	6
Other non-cash operating activities	15	12
Changes in assets and liabilities:
Accounts receivable	(40)	(5)
Receivables from and payables to affiliates, net	(31)	(2)
Inventories	27	13
Accounts payable and accrued expenses	(24)	(36)
Income taxes	—	3
Pension and non-pension postretirement benefit contributions	(12)	(16)
Other assets and liabilities	(106)	(103)
Net cash flows provided by operating activities	141	125
Cash flows from investing activities
Capital expenditures	(344)	(295)
Changes in Exelon intercompany money pool	—	(48)
Other investing activities	2	1
Net cash flows used in investing activities	(342)	(342)
Cash flows from financing activities
Issuance of long-term debt	—	375
Changes in Exelon intercompany money pool	65	(40)
Dividends paid on common stock	(100)	(85)
Contributions from parent	227	—
Other financing activities	(1)	(4)
Net cash flows provided by financing activities	191	246
(Decrease) increase in cash, restricted cash, and cash equivalents	(10)	29
Cash, restricted cash, and cash equivalents at beginning of period	44	26
Cash, restricted cash, and cash equivalents at end of period	$34	$55

Supplemental cash flow information
(Decrease) increase in capital expenditures not paid	$(41)	$(44)
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$26	$36
Restricted cash and cash equivalents	8	8
Accounts receivable
Customer accounts receivable	528	489
Customer allowance for credit losses	(125)	(105)
Customer accounts receivable, net	403	384
Other accounts receivable	129	116
Other allowance for credit losses	(9)	(7)
Other accounts receivable, net	120	109
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	23	51
Materials and supplies	46	45
Prepaid utility taxes	117	1
Regulatory assets	57	48
Other	30	28
Total current assets	830	711
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,004 and $3,964 as of March 31, 2022 and December 31, 2021, respectively)	11,334	11,117
Deferred debits and other assets
Regulatory assets	1,000	943
Investments	33	34
Receivables from affiliates	—	597
Receivable related to Regulatory Agreement Units	486	—
Prepaid pension asset	401	386
Other	29	36
Total deferred debits and other assets	1,949	1,996
Total assets	$14,113	$13,824
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Long-term debt due within one year	$350	$350
Accounts payable	477	494
Accrued expenses	105	136
Payables to affiliates	38	70
Borrowings from Exelon intercompany money pool	65	—
Customer deposits	50	48
Regulatory liabilities	94	94
Other	41	35
Total current liabilities	1,220	1,227
Long-term debt	3,848	3,847
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,495	2,421
Asset retirement obligations	29	29
Non-pension postretirement benefits obligations	287	286
Regulatory liabilities	523	635
Other	82	83
Total deferred credits and other liabilities	3,416	3,454
Total liabilities	8,668	8,712
Commitments and contingencies
Shareholder’s equity
Common stock	3,655	3,428
Retained earnings	1,790	1,684
Total shareholder’s equity	5,445	5,112
Total liabilities and shareholder's equity	$14,113	$13,824
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$3,428	$1,684	$5,112
Net income	—	206	206
Common stock dividends	—	(100)	(100)
Contributions from parent	227	—	227
Balance, March 31, 2022	$3,655	$1,790	$5,445

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$3,014	$1,519	$4,533
Net income	—	167	167
Common stock dividends	—	(85)	(85)
Balance, March 31, 2021	$3,014	$1,601	$4,615
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating revenues
Electric operating revenues	$735	$620
Natural gas operating revenues	424	330
Revenues from alternative revenue programs	(12)	18
Operating revenues from affiliates	7	6
Total operating revenues	1,154	974
Operating expenses
Purchased power	285	162
Purchased fuel	151	99
Purchased power and fuel from affiliate	18	70
Operating and maintenance	167	152
Operating and maintenance from affiliates	51	45
Depreciation and amortization	171	152
Taxes other than income taxes	76	72
Total operating expenses	919	752
Operating income	235	222
Other income and (deductions)
Interest expense, net	(35)	(34)
Other, net	7	8
Total other income and (deductions)	(28)	(26)
Income before income taxes	207	196
Income taxes	9	(13)
Net income	$198	$209
Comprehensive income	$198	$209
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$198	$209
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	171	152
Deferred income taxes and amortization of investment tax credits	5	(4)
Other non-cash operating activities	44	2
Changes in assets and liabilities:
Accounts receivable	(80)	12
Receivables from and payables to affiliates, net	(2)	(15)
Inventories	32	9
Accounts payable and accrued expenses	(30)	(59)
Income taxes	4	(9)
Pension and non-pension postretirement benefit contributions	(56)	(65)
Other assets and liabilities	(9)	(103)
Net cash flows provided by operating activities	277	129
Cash flows from investing activities
Capital expenditures	(303)	(336)
Other investing activities	3	2
Net cash flows used in investing activities	(300)	(334)
Cash flows from financing activities
Changes in short-term borrowings	120	156
Dividends paid on common stock	(76)	(74)
Other financing activities	(1)	—
Net cash flows provided by financing activities	43	82
Increase (decrease) in cash, restricted cash, and cash equivalents	20	(123)
Cash, restricted cash, and cash equivalents at beginning of period	55	145
Cash, restricted cash, and cash equivalents at end of period	$75	$22

Supplemental cash flow information
Decrease in capital expenditures not paid	$(32)	$(80)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$41	$51
Restricted cash and cash equivalents	34	4
Accounts receivable
Customer accounts receivable	519	436
Customer allowance for credit losses	(59)	(38)
Customer accounts receivable, net	460	398
Other accounts receivable	126	124
Other allowance for credit losses	(11)	(9)
Other accounts receivable, net	115	115
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	12	42
Materials and supplies	51	53
Prepaid utility taxes	46	49
Regulatory assets	175	215
Other	11	8
Total current assets	945	936
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,376 and $4,299 as of March 31, 2022 and December 31, 2021, respectively)	10,736	10,577
Deferred debits and other assets
Regulatory assets	467	477
Investments	6	14
Prepaid pension asset	315	276
Other	40	44
Total deferred debits and other assets	828	811
Total assets	$12,509	$12,324
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$250	$130
Long-term debt due within one year	250	250
Accounts payable	299	349
Accrued expenses	168	176
Payables to affiliates	37	48
Customer deposits	98	97
Regulatory liabilities	35	26
Other	61	48
Total current liabilities	1,198	1,124
Long-term debt	3,711	3,711
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,755	1,686
Asset retirement obligations	26	26
Non-pension postretirement benefits obligations	170	175
Regulatory liabilities	872	934
Other	85	98
Total deferred credits and other liabilities	2,908	2,919
Total liabilities	7,817	7,754
Commitments and contingencies
Shareholder's equity
Common stock	2,575	2,575
Retained earnings	2,117	1,995
Total shareholder's equity	4,692	4,570
Total liabilities and shareholder's equity	$12,509	$12,324

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$2,575	$1,995	$4,570
Net income	—	198	198
Common stock dividends	—	(76)	(76)
Balance, March 31, 2022	$2,575	$2,117	$4,692

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,318	$1,879	$4,197
Net income	—	209	209
Common stock dividends	—	(74)	(74)
Balance, March 31, 2021	$2,318	$2,014	$4,332
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating revenues
Electric operating revenues	$1,323	$1,124
Natural gas operating revenues	83	71
Revenues from alternative revenue programs	(5)	46
Operating revenues from affiliates	3	3
Total operating revenues	1,404	1,244
Operating expenses
Purchased power	487	348
Purchased fuel	42	33
Purchased power from affiliates	50	98
Operating and maintenance	248	216
Operating and maintenance from affiliates	51	40
Depreciation and amortization	218	210
Taxes other than income taxes	119	113
Total operating expenses	1,215	1,058
Operating income	189	186
Other income and (deductions)
Interest expense, net	(69)	(67)
Other, net	17	17
Total other income and (deductions)	(52)	(50)
Income before income taxes	137	136
Income taxes	7	8
Net income	$130	$128
Comprehensive income	$130	$128
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$130	$128
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	218	210
Deferred income taxes and amortization of investment tax credits	2	4
Other non-cash operating activities	35	(25)
Changes in assets and liabilities:
Accounts receivable	(21)	56
Receivables from and payables to affiliates, net	(51)	(18)
Inventories	7	5
Accounts payable and accrued expenses	(23)	(24)
Income taxes	5	3
Pension and non-pension postretirement benefit contributions	(67)	(36)
Other assets and liabilities	(3)	(94)
Net cash flows provided by operating activities	232	209
Cash flows from investing activities
Capital expenditures	(409)	(456)
Other investing activities	2	1
Net cash flows used in investing activities	(407)	(455)
Cash flows from financing activities
Changes in short-term borrowings	(468)	(368)
Issuance of long-term debt	700	625
Retirement of long-term debt	—	(44)
Changes in Exelon intercompany money pool	39	3
Distributions to member	(102)	(81)
Contributions from member	704	560
Other financing activities	(9)	(5)
Net cash flows provided by financing activities	864	690
Increase in cash, restricted cash, and cash equivalents	689	444
Cash, restricted cash, and cash equivalents at beginning of period	213	160
Cash, restricted cash, and cash equivalents at end of period	$902	$604

Supplemental cash flow information
Decrease in capital expenditures not paid	$(55)	$(33)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$796	$136
Restricted cash and cash equivalents	106	77
Accounts receivable
Customer accounts receivable	618	616
Customer allowance for credit losses	(113)	(104)
Customer accounts receivable, net	505	512
Other accounts receivable	288	283
Other allowance for credit losses	(41)	(39)
Other accounts receivable, net	247	244
Receivables from affiliates	—	2
Inventories, net
Fossil fuel	4	11
Materials and supplies	209	209
Regulatory assets	432	432
Other	69	69
Total current assets	2,368	1,692
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,256 and $2,108 as of March 31, 2022 and December 31, 2021, respectively)	16,701	16,498
Deferred debits and other assets
Regulatory assets	1,770	1,794
Investments	142	145
Goodwill	4,005	4,005
Prepaid pension asset	392	344
Deferred income taxes	5	8
Other	253	258
Total deferred debits and other assets	6,567	6,554
Total assets	$25,636	$24,744
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$—	$468
Long-term debt due within one year	400	399
Accounts payable	522	578
Accrued expenses	264	281
Payables to affiliates	51	104
Borrowings from Exelon intercompany money pool	46	7
Customer deposits	80	81
Regulatory liabilities	72	68
Unamortized energy contract liabilities	13	89
PPA termination obligation	85	—
Other	215	171
Total current liabilities	1,748	2,246
Long-term debt	7,833	7,148
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,723	2,675
Asset retirement obligations	70	70
Non-pension postretirement benefit obligations	60	66
Regulatory liabilities	1,182	1,238
Unamortized energy contract liabilities	42	146
Other	661	570
Total deferred credits and other liabilities	4,738	4,765
Total liabilities	14,319	14,159
Commitments and contingencies
Member's equity
Membership interest	11,499	10,795
Undistributed losses	(182)	(210)
Total member's equity	11,317	10,585
Total liabilities and member's equity	$25,636	$24,744
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2021	$10,795	$(210)	$10,585
Net income	—	130	130
Distributions to member	—	(102)	(102)
Contributions from member	704	—	704
Balance, March 31, 2022	$11,499	$(182)	$11,317

	Three Months Ended March 31, 2021
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2020	$10,112	$(68)	$10,044
Net income	—	128	128
Distributions to member	—	(81)	(81)
Contributions from member	560	—	560
Balance, March 31, 2021	$10,672	$(21)	$10,651
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating revenues
Electric operating revenues	620	$526
Revenues from alternative revenue programs	(7)	26
Operating revenues from affiliates	1	1
Total operating revenues	614	553
Operating expenses
Purchased power	174	92
Purchased power from affiliate	39	74
Operating and maintenance	73	56
Operating and maintenance from affiliates	58	52
Depreciation and amortization	108	102
Taxes other than income taxes	95	90
Total operating expenses	547	466
Operating income	67	87
Other income and (deductions)
Interest expense, net	(36)	(34)
Other, net	13	12
Total other income and (deductions)	(23)	(22)
Income before income taxes	44	65
Income taxes	(2)	6
Net income	$46	$59
Comprehensive income	$46	$59
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$46	$59
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	108	102
Deferred income taxes and amortization of investment tax credits	(2)	4
Other non-cash operating activities	12	(25)
Changes in assets and liabilities:
Accounts receivable	(2)	26
Receivables from and payables to affiliates, net	(25)	(9)
Inventories	—	1
Accounts payable and accrued expenses	5	—
Income taxes	1	2
Pension and non-pension postretirement benefit contributions	(5)	(5)
Other assets and liabilities	(18)	(58)
Net cash flows provided by operating activities	120	97
Cash flows from investing activities
Capital expenditures	(218)	(220)
Other investing activities	1	1
Net cash flows used in investing activities	(217)	(219)
Cash flows from financing activities
Changes in short-term borrowings	(175)	(35)
Issuance of long-term debt	400	150
Dividends paid on common stock	(42)	(28)
Contributions from parent	387	138
Other financing activities	(5)	(1)
Net cash flows provided by financing activities	565	224
Increase in cash, restricted cash, and cash equivalents	468	102
Cash, restricted cash, and cash equivalents at beginning of period	68	65
Cash, restricted cash, and cash equivalents at end of period	$536	$167

Supplemental cash flow information
Decrease in capital expenditures not paid	$(36)	$(16)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$502	$34
Restricted cash and cash equivalents	34	34
Accounts receivable
Customer accounts receivable	278	277
Customer allowance for credit losses	(40)	(37)
Customer accounts receivable, net	238	240
Other accounts receivable	157	160
Other allowance for credit losses	(18)	(16)
Other accounts receivable, net	139	144
Inventories, net	119	119
Regulatory assets	216	213
Other	29	25
Total current assets	1,277	809
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,929 and $3,875 as of March 31, 2022 and December 31, 2021, respectively)	8,229	8,104
Deferred debits and other assets
Regulatory assets	496	532
Investments	119	120
Prepaid pension asset	279	279
Other	58	59
Total deferred debits and other assets	952	990
Total assets	$10,458	$9,903
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$175
Long-term debt due within one year	314	313
Accounts payable	246	272
Accrued expenses	158	160
Payables to affiliates	34	59
Customer deposits	36	35
Regulatory liabilities	18	14
Merger related obligation	27	27
Other	64	55
Total current liabilities	897	1,110
Long-term debt	3,527	3,132
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,293	1,275
Asset retirement obligations	45	45
Non-pension postretirement benefit obligations	—	3
Regulatory liabilities	533	549
Other	297	314
Total deferred credits and other liabilities	2,168	2,186
Total liabilities	6,592	6,428
Commitments and contingencies
Shareholder's equity
Shareholder's Equity
Common stock	2,689	2,302
Retained earnings	1,177	1,173
Total shareholder's equity	3,866	3,475
Total liabilities and shareholder's equity	$10,458	$9,903
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$2,302	$1,173	$3,475
Net income	—	46	46
Common stock dividends	—	(42)	(42)
Contributions from parent	387	—	387
Balance, March 31, 2022	$2,689	$1,177	$3,866

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,058	$1,145	$3,203
Net income	—	59	59
Common stock dividends	—	(28)	(28)
Contributions from parent	138	—	138
Balance, March 31, 2021	$2,196	$1,176	$3,372

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating revenues
Electric operating revenues	$348	$300
Natural gas operating revenues	83	71
Revenues from alternative revenue programs	(1)	9
Operating revenues from affiliates	1	2
Total operating revenues	431	382
Operating expenses
Purchased power	137	103
Purchased fuel	42	33
Purchased power from affiliates	10	20
Operating and maintenance	51	44
Operating and maintenance from affiliates	42	39
Depreciation and amortization	57	53
Taxes other than income taxes	18	17
Total operating expenses	357	309
Operating income	74	73
Other income and (deductions)
Interest expense, net	(16)	(15)
Other, net	2	3
Total other income and (deductions)	(14)	(12)
Income before income taxes	60	61
Income taxes	4	5
Net income	$56	$56
Comprehensive income	$56	$56
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$56	$56
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	57	53
Deferred income taxes and amortization of investment tax credits	5	2
Other non-cash operating activities	9	(1)
Changes in assets and liabilities:
Accounts receivable	(17)	15
Receivables from and payables to affiliates, net	(17)	(11)
Inventories	8	2
Accounts payable and accrued expenses	15	11
Income taxes	(1)	3
Pension and non-pension postretirement benefit contributions	(1)	—
Other assets and liabilities	33	(26)
Net cash flows provided by operating activities	147	104
Cash flows from investing activities
Capital expenditures	(103)	(112)
Other investing activities	1	—
Net cash flows used in investing activities	(102)	(112)
Cash flows from financing activities
Changes in short-term borrowings	(149)	(146)
Issuance of long-term debt	125	125
Dividends paid on common stock	(41)	(40)
Contributions from parent	144	120
Other financing activities	(2)	(2)
Net cash flows provided by financing activities	77	57
Increase in cash, restricted cash, and cash equivalents	122	49
Cash, restricted cash, and cash equivalents at beginning of period	71	15
Cash, restricted cash, and cash equivalents at end of period	$193	$64

Supplemental cash flow information
Decrease in capital expenditures not paid	$(8)	$(15)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$120	$28
Restricted cash and cash equivalents	73	43
Accounts receivable
Customer accounts receivable	164	149
Customer allowance for credit losses	(24)	(18)
Customer accounts receivable, net	140	131
Other accounts receivable	62	58
Other allowance for credit losses	(9)	(8)
Other accounts receivable, net	53	50
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	4	11
Materials and supplies	53	54
Prepaid utility taxes	10	20
Regulatory assets	66	68
Other	19	16
Total current assets	538	422
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,671 and $1,635 as of March 31, 2022 and December 31, 2021, respectively)	4,612	4,560
Deferred debits and other assets
Regulatory assets	208	212
Prepaid pension asset	157	157
Other	58	61
Total deferred debits and other assets	423	430
Total assets	$5,573	$5,412
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$149
Long-term debt due within one year	83	83
Accounts payable	128	131
Accrued expenses	50	40
Payables to affiliates	15	33
Customer deposits	27	28
Regulatory liabilities	33	25
Other	88	59
Total current liabilities	424	548
Long-term debt	1,852	1,727
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	825	803
Asset retirement obligations	16	16
Non-pension postretirement benefits obligations	10	11
Regulatory liabilities	423	441
Other	87	89
Total deferred credits and other liabilities	1,361	1,360
Total liabilities	3,637	3,635
Commitments and contingencies
Shareholder's equity
Common stock	1,353	1,209
Retained earnings	583	568
Total shareholder's equity	1,936	1,777
Total liabilities and shareholder's equity	$5,573	$5,412
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$1,209	$568	$1,777
Net income	—	56	56
Common stock dividends	—	(41)	(41)
Contributions from parent	144	—	144
Balance, March 31, 2022	$1,353	$583	$1,936

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$1,089	$587	$1,676
Net income	—	56	56
Common stock dividends	—	(40)	(40)
Contributions from parent	120	—	120
Balance, March 31, 2021	$1,209	$603	$1,812

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Operating revenues
Electric operating revenues	$345	$298
Revenues from alternative revenue programs	3	11
Operating revenues from affiliates	1	1
Total operating revenues	349	310
Operating expenses
Purchased power	176	153
Purchased power from affiliate	2	4
Operating and maintenance	47	42
Operating and maintenance from affiliates	37	34
Depreciation and amortization	47	47
Taxes other than income taxes	2	2
Total operating expenses	311	282
Operating income	38	28
Other income and (deductions)
Interest expense, net	(14)	(15)
Other, net	3	1
Total other income and (deductions)	(11)	(14)
Income before income taxes	27	14
Income taxes	1	—
Net income	$26	$14
Comprehensive income	$26	$14
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$26	$14
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	47	47
Deferred income taxes and amortization of investment tax credits	1	(1)
Other non-cash operating activities	2	(7)
Changes in assets and liabilities:
Accounts receivable	(1)	13
Receivables from and payables to affiliates, net	(6)	1
Inventories	(1)	3
Accounts payable and accrued expenses	(17)	(11)
Income taxes	—	1
Pension and non-pension postretirement benefit contributions	(7)	(3)
Other assets and liabilities	—	(3)
Net cash flows provided by operating activities	44	54
Cash flows from investing activities
Capital expenditures	(87)	(123)
Net cash flows used in investing activities	(87)	(123)
Cash flows from financing activities
Changes in short-term borrowings	(144)	(187)
Issuance of long-term debt	175	350
Retirement of long-term debt	—	(44)
Dividends paid on common stock	(19)	(14)
Contributions from parent	173	303
Other financing activities	(3)	(3)
Net cash flows provided by financing activities	182	405
Increase in cash, restricted cash, and cash equivalents	139	336
Cash, restricted cash, and cash equivalents at beginning of period	29	30
Cash, restricted cash, and cash equivalents at end of period	$168	$366

Supplemental cash flow information
Decrease in capital expenditures not paid	$(10)	$(2)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$168	$29
Accounts receivable
Customer accounts receivable	177	190
Customer allowance for credit losses	(49)	(49)
Customer accounts receivable, net	128	141
Other accounts receivable	79	76
Other allowance for credit losses	(14)	(15)
Other accounts receivable, net	65	61
Receivables from affiliates	—	2
Inventories, net	37	36
Regulatory assets	137	61
Other	5	3
Total current assets	540	333
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,458 and $1,420 as of March 31, 2022 and December 31, 2021, respectively)	3,763	3,729
Deferred debits and other assets
Regulatory assets	559	430
Prepaid pension asset	30	27
Other	37	37
Total deferred debits and other assets	626	494
Total assets	$4,929	$4,556
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$144
Long-term debt due within one year	3	3
Accounts payable	139	165
Accrued expenses	43	44
Payables to affiliates	23	31
Customer deposits	18	18
Regulatory liabilities	20	28
PPA termination obligation	85	—
Other	18	12
Total current liabilities	349	445
Long-term debt	1,754	1,579
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	692	682
Non-pension postretirement benefit obligations	11	12
Regulatory liabilities	203	214
Other	165	49
Total deferred credits and other liabilities	1,071	957
Total liabilities	3,174	2,981
Commitments and contingencies
Shareholder's equity
Common stock	1,763	1,590
Retained deficit	(8)	(15)
Total shareholder's equity	1,755	1,575
Total liabilities and shareholder's equity	$4,929	$4,556

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Retained Deficit	Total Shareholder's Equity
Balance, December 31, 2021	$1,590	$(15)	$1,575
Net income	—	26	26
Common stock dividends	—	(19)	(19)
Contributions from parent	173	—	173
Balance, March 31, 2022	$1,763	$(8)	$1,755

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$1,271	$127	$1,398
Net income	—	14	14
Common stock dividends	—	(14)	(14)
Contributions from parent	303	—	303
Balance, March 31, 2021	$1,574	$127	$1,701

See the Combined Notes to Consolidated Financial Statements

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies

1. Significant Accounting Policies (All Registrants)
Description of Business
Exelon is a utility services holding company engaged in the energy distribution and transmission businesses through ComEd, PECO, BGE, Pepco, DPL, and ACE.
On February 21, 2021, Exelon's Board of Directors approved a plan to separate the Utility Registrants and Generation. The separation was completed on February 1, 2022, creating two publicly traded companies, Exelon and Constellation. See Note 2 — Discontinued Operations for additional information.

Name of Registrant	Business	Service Territories
Commonwealth Edison Company	Purchase and regulated retail sale of electricity	Northern Illinois, including the City of Chicago
Transmission and distribution of electricity to retail customers
PECO Energy Company	Purchase and regulated retail sale of electricity and natural gas	Southeastern Pennsylvania, including the City of Philadelphia (electricity)
	Transmission and distribution of electricity and distribution of natural gas to retail customers	Pennsylvania counties surrounding the City of Philadelphia (natural gas)
Baltimore Gas and Electric Company	Purchase and regulated retail sale of electricity and natural gas	Central Maryland, including the City of Baltimore (electricity and natural gas)
Transmission and distribution of electricity and distribution of natural gas to retail customers
Pepco Holdings LLC	Utility services holding company engaged, through its reportable segments Pepco, DPL, and ACE	Service Territories of Pepco, DPL, and ACE

Potomac Electric Power Company	Purchase and regulated retail sale of electricity	District of Columbia, and major portions of Montgomery and Prince George’s Counties, Maryland
Transmission and distribution of electricity to retail customers
Delmarva Power & Light Company	Purchase and regulated retail sale of electricity and natural gas	Portions of Delaware and Maryland (electricity)
	Transmission and distribution of electricity and distribution of natural gas to retail customers	Portions of New Castle County, Delaware (natural gas)
Atlantic City Electric Company	Purchase and regulated retail sale of electricity	Portions of Southern New Jersey
Transmission and distribution of electricity to retail customers
Basis of Presentation
This is a combined quarterly report of all Registrants. The Notes to the Consolidated Financial Statements apply to the Registrants as indicated parenthetically next to each corresponding disclosure. When appropriate, the Registrants are named specifically for their related activities and disclosures. Each of the Registrant’s Consolidated Financial Statements includes the accounts of its subsidiaries. All intercompany transactions have been eliminated, except for the historical transactions between the Utility Registrants and Generation for the purposes of presenting discontinued operations in all periods presented in the Consolidated Statements of Operations and Comprehensive Income.
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
The accompanying consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
December 31, 2021 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
The separation of Constellation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, results of operations are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Comprehensive income, shareholders' equity, and cash flows related to Constellation have not been segregated and are included in the Consolidated Statements of Operations and Comprehensive Income, Consolidated Statements of Changes in Shareholders’ Equity, and Consolidated Statements of Cash Flows, respectively, for all periods presented. See Note 2 — Discontinued Operations for additional information.
Prior Period Adjustments and Reclassifications (Exelon, PHI, ACE)
In the first quarter of 2022, management identified an error related to an overstatement of the regulatory liability associated with ACE’s mechanism to recover the cost of Transition Bonds issued in 2002 and 2003 by ACE Funding. Management has concluded that the error was not material to previously issued financial statements for Exelon, PHI or ACE.
The error was corrected through a revision to ACE’s financial statements contained herein. The impact of the error correction was an $8 million increase to ACE’s opening Retained earnings as of January 1, 2021 with a corresponding reduction to Regulatory liabilities of $11 million and an increase to Deferred income taxes and unamortized investment tax credits of $3 million. The impact of the error to ACE’s Total operating revenues and Net income was less than $1 million for the three months ended March 31, 2021. The error did not impact net cash flows provided by operating activities, net cash flows used in investing activities or net cash flows provided by financing activities for the three months ended March 31, 2021.
The error was corrected in the Exelon and PHI financial statements for the three months ended March 31, 2022 as it was not material, resulting in an increase to Net income of $8 million.
2. Discontinued Operations (Exelon)
On February 21, 2021, Exelon's Board of Directors approved a plan to separate the Utility Registrants and Generation, creating two publicly traded companies ("the separation"). Exelon completed the separation on February 1, 2022, through the distribution of 326,663,937 common stock shares of Constellation, the new publicly traded company, to Exelon shareholders. Under the separation plan, Exelon shareholders retained their current shares of Exelon stock and received one share of Constellation common stock for every three shares of Exelon common stock held on January 20, 2022, the record date for the distribution, in a transaction that is tax-free to Exelon and its shareholders for U.S. federal income tax purposes.
Constellation was newly formed and incorporated in Pennsylvania on June 15, 2021 for the purposes of separation and holds Generation (including Generation's subsidiaries).
Pursuant to the separation:
•Exelon entered into four term loans consisting of a 364-day term loan for $1.15 billion and three 18-month term loans for $300 million, $300 million and $250 million, respectively. Exelon issued these term loans primarily to fund the cash payment to Constellation and for general corporate purposes. See Note 10 — Debt and Credit Agreements for additional information.
•Exelon made a cash payment of $1.75 billion to Constellation on January 31, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations
•Exelon contributed its equity ownership interest in Generation to Constellation. Exelon no longer retains any equity ownership interest in Generation or Constellation.
•Exelon transferred certain corporate assets and employee-related obligations to Constellation.
•Exelon received cash from Generation of $258 million to settle the intercompany loan on January 31, 2022. See Note 10 — Debt and Credit Agreements for additional information.
Continuing Involvement
In order to govern the ongoing relationships between Exelon and Constellation after the separation, and to facilitate an orderly transition, Exelon and Constellation have entered into several agreements, including the following:
•Separation Agreement – governs the rights and obligations between Exelon and Constellation regarding certain actions to be taken in connection with the separation, among others, including the allocation of assets and liabilities between Exelon and Constellation.
•Transition Services Agreement (TSA) – governs the terms and conditions of the services that Exelon will provide to Constellation and Constellation will provide to Exelon for an expected period of two years, provided that certain services may be longer than the term and services may be extended with approval from both parties. The services include specified accounting, finance, information technology, human resources, employee benefits and other services that have historically been provided on a centralized basis by BSC. For the period from February 1, 2022 to March 31, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $56 million recorded in Other income, net and $9 million recorded in Operating and maintenance expense, respectively.
•Tax Matters Agreement (TMA) – governs the respective rights, responsibilities and obligations of Exelon and Constellation with respect to all tax matters, including tax liabilities and benefits, tax attributes, tax returns, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. See Note 7. Income Taxes for additional information.
In addition, the Utility Registrants will continue to incur expenses from transactions with Generation after the separation. Prior to the separation, such expenses were primarily recorded as Purchased power from affiliates and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants. After the separation, such expenses are primarily recorded as Purchased power and an immaterial amount recorded as Operating and maintenance expense at the Utility Registrants.
•ComEd had an ICC-approved RFP contract with Generation to provide a portion of ComEd’s electric supply requirements. ComEd also purchased RECs and ZECs from Generation.
•PECO received electric supply from Generation under contracts executed through PECO’s competitive procurement process. In addition, PECO had a ten-year agreement with Generation to sell solar AECs.
•BGE received a portion of its energy requirements from Generation under its MDPSC-approved market-based SOS and gas commodity programs.
•Pepco received electric supply from Generation under contracts executed through Pepco’s competitive procurement process approved by the MDPSC and DCPSC.
•DPL received a portion of its energy requirements from Generation under its MDPSC and DEPSC approved market-based SOS commodity programs.
•ACE received electric supply from Generation under contracts executed through ACE’s competitive procurement process approved by the NJBPU.
ComEd and PECO also have receivables with Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 10 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements of the Exelon 2021 Form 10-K and Note 15 — Related Party Transactions for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations
Discontinued Operations
The separation represented a strategic shift that would have a major effect on Exelon’s operations and financial results. Accordingly, the separation meets the criteria for discontinued operations.
The following table presents the results of Constellation that have been reclassified from continuing operations and included in discontinued operations within Exelon’s Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and March 31, 2021.
These results are primarily Generation, which is comprised of Exelon’s Mid-Atlantic, Midwest, New York, ERCOT, and Other Power Regions reportable segments, and include the impact of transaction costs, certain BSC costs, including any transition costs, that were historically allocated and directly attributable to Generation, transactions between Generation and the Utility Registrants, and tax-related adjustments. Transaction costs include costs for external bankers, accountants, appraisers, lawyers, external counsels and other advisors, among others, who are involved in the negotiation, appraisal, due diligence and regulatory approval of the separation. Transition costs are primarily employee-related costs such as recruitment expenses, costs to establish certain stand-alone functions and information technology systems, professional services fees and other separation-related costs during the transition to separate Generation. For the purposes of reporting discontinued operations, these results also include transactions between Generation and the Utility Registrants that were historically eliminated within Exelon’s Consolidated Statements of Operations as these transactions will be ongoing after the separation. Certain BSC costs that were historically allocated to Generation are presented as part of continuing operations in Exelon’s Consolidated Statements of Operations as these costs do not qualify as expenses of the discontinued operations per the accounting rules.

	Three Months Ended March 31,
	2022	2021
Operating revenues
Competitive business revenues	$1,855	$5,265
Competitive business revenues from affiliates	161	294
Total operating revenues	2,016	5,559
Operating expenses
Competitive businesses purchased power and fuel	1,138	4,610
Operating and maintenance(a)	371	904
Depreciation and amortization	94	940
Taxes other than income taxes	44	121
Total operating expenses	1,647	6,575
Gain on sales of assets and businesses	10	71
Operating income (loss)	379	(945)
Other income and (deductions)
Interest expense, net	(20)	(68)
Other, net	(281)	167
Total other income and (deductions)	(301)	99
Income (loss) before income taxes	78	(846)
Income taxes	(40)	(58)
Equity in losses of unconsolidated affiliates	(1)	(1)
Net income (loss)	117	(789)
Net income attributable to noncontrolling interests	1	25
Net income (loss) from discontinued operations	$116	$(814)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations
__________
(a)Includes transaction and transition costs related to the separation of $52 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. $50 million and $2 million of transaction costs and $2 million and less than $1 million of transition costs are included in the results of discontinued operations in the table presented above for the three months ended March 31, 2022 and March 31, 2021, respectively. See discussion above for additional information.
There were no assets and liabilities of discontinued operations included in Exelon’s Consolidated Balance Sheet as of March 31, 2022. Constellation had net assets of $11,573 million that separated on February 1, 2022 that resulted in a reduction to Exelon’s equity during the three months ended March 31, 2022. Refer to the Distribution of Constellation line in Exelon’s Consolidated Statement of Changes in Shareholders’ Equity for further information.
The following table presents the assets and liabilities of discontinued operations in Exelon’s Consolidated Balance Sheet as of December 31, 2021:

December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$510
Restricted cash and cash equivalents	72
Accounts receivable
Customer accounts receivable	1,724
Customer allowance for credit losses	(55)
Customer accounts receivable, net	1,669
Other accounts receivable	596
Other allowance for credit losses	(4)
Other accounts receivable, net	592
Mark-to-market derivative assets	2,169
Inventories, net
Fossil fuel and emission allowances	284
Materials and supplies	1,004
Renewable energy credits	529
Assets held for sale	13
Other	993
Total current assets of discontinued operations	7,835
Property, plant, and equipment (net of accumulated depreciation and amortization of $15,888)	19,661
Deferred debits and other assets
Nuclear decommissioning trust funds	15,938
Investments	193
Mark-to-market derivative assets	949
Other	1,768
Total property, plant, and equipment, deferred debits, and other assets of discontinued operations	38,509
Total assets of discontinued operations	$46,344

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations

December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2,082
Long-term debt due within one year	1,220
Accounts payable	1,757
Accrued expenses	818
Mark-to-market derivative liabilities	981
Renewable energy credit obligation	779
Liabilities held for sale	3
Other	300
Total current liabilities of discontinued operations	7,940
Long-term debt	4,575
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	3,583
Asset retirement obligations	12,819
Pension obligations	939
Non-pension postretirement benefit obligations	876
Spent nuclear fuel obligation	1,210
Mark-to-market derivative liabilities	513
Other	1,161
Total long-term debt, deferred credits, and other liabilities of discontinued operations	25,676
Total liabilities of discontinued operations	$33,616
The following table presents selected financial information regarding cash flows of the discontinued operations that are included within Exelon’s Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021.

	Three Months Ended March 31, 2022
	2022	2021
Non-cash items included in net income (loss) from discontinued operations:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	$207	$1,346
Gain on sales of assets and businesses	9	(71)
Deferred income taxes and amortization of investment tax credits	(143)	(234)
Net fair value changes related to derivatives	(59)	(178)
Net realized and unrealized losses (gains) on NDT fund investments	205	(118)
Net unrealized losses on equity investments	16	23
Other decommissioning-related activity	36	(332)
Cash flows from investing activities:
Capital expenditures	(227)	(394)
Collection of DPP	169	1,574
Supplemental cash flow information:
Decrease in capital expenditures not paid	(128)	(37)
Increase in DPP	348	1,339
Increase in PP&E related to ARO update	335	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
3. Regulatory Matters (All Registrants)
As discussed in Note 3 — Regulatory Matters of the Exelon 2021 Form 10-K, the Registrants are involved in rate and regulatory proceedings at FERC and their state commissions. The following discusses developments in 2022 and updates to the 2021 Form 10-K.
Distribution Base Rate Case Proceedings
The following tables show the completed and pending distribution base rate case proceedings in 2022.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois(a)	April 16, 2021	Electric	$51	$46	7.36%	December 1, 2021	January 1, 2022
PECO - Pennsylvania	March 30, 2021	Electric	246	132	N/A(b)	November 18, 2021	January 1, 2022
BGE - Maryland(c)	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia(d)	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.275%	June 8, 2021	July 1, 2021
Pepco - Maryland(e)	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland(f)	September 1, 2021 (amended December 23, 2021)	Electric	27	13	9.60%	March 2, 2022	March 2, 2022
ACE - New Jersey(g)	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022
__________
(a)ComEd's 2022 approved revenue requirement reflects an increase of $37 million for the initial year revenue requirement for 2022 and an increase of $9 million related to the annual reconciliation for 2020. The revenue requirement for 2022 provides for a weighted average debt and equity return on distribution rate base of 5.72%, inclusive of an allowed ROE of 7.36%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. The reconciliation revenue requirement for 2020 provides for a weighted average debt and equity return on distribution rate base of 5.69%, inclusive of an allowed ROE of 7.29%, reflecting the monthly yields on 30-year treasury bonds plus 580 basis points less a performance metrics penalty of 7 basis points.
(b)The PECO electric base rate case proceeding was resolved through a settlement agreement, which did not specify an approved ROE.
(c)Reflects a three-year cumulative multi-year plan for 2021 through 2023. The MDPSC awarded BGE electric revenue requirement increases of $59 million, $39 million, and $42 million, before offsets, in 2021, 2022, and 2023, respectively, and natural gas revenue requirement increases of $53 million, $11 million, and $10 million, before offsets, in 2021, 2022, and 2023, respectively. BGE proposed to use certain tax benefits to fully offset the increases in 2021 and 2022 and partially offset the increase in 2023. However, the MDPSC utilized the tax benefits to fully offset the increases in 2021 and January 2022 such that customer rates remained unchanged. For the remainder of 2022, the MDPSC chose to offset only 25% of the cumulative 2021 and 2022 electric revenue requirement increases and 50% of the cumulative gas revenue requirement increases. Whether certain tax benefits will be used to offset the customer rate increases in 2023 has not been decided, and BGE cannot predict the outcome.
(d)Reflects a cumulative multi-year plan with 18-months remaining in 2021 through 2022. The DCPSC awarded Pepco electric incremental revenue requirement increases of $42 million and $67 million, before offsets, for 2021 and 2022, respectively. However, the DCPSC utilized the acceleration of refunds for certain tax benefits along with other rate relief to partially offset the customer rate increases by $22 million and $40 million for 2021 and 2022, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
(e)Reflects a three-year cumulative multi-year plan for April 1, 2021 through March 31, 2024. The MDPSC awarded Pepco electric incremental revenue requirement increases of $21 million, $16 million, and $15 million, before offsets, for the 12-month periods ending March 31, 2022, 2023, and 2024, respectively. Pepco proposed to utilize certain tax benefits to fully offset the increase through 2023 and partially offset customer rate increases in 2024. However, the MDPSC only utilized the acceleration of refunds for certain tax benefits to fully offset the increases such that customer rates remain unchanged through March 31, 2022. On February 23, 2022, the MDPSC chose to offset 25% of the cumulative revenue requirement increase for the 12-month period ending March 31, 2023. Whether certain tax benefits will be used to offset the customer rate increases for the 12-month period ending March 31, 2024 has not been decided, and Pepco cannot predict the outcome.
(f)The approved settlement reflects a 9.60% ROE, which is solely for the purposes of calculating AFUDC and regulatory asset carrying costs.
(g)Requested and approved increases are before New Jersey sales and use tax. The order allows ACE to retain approximately $11 million of certain tax benefits which resulted in a decrease to income tax expense in Exelon's, PHI's, and ACE's Consolidated Statements of Operations and Comprehensive Income in the third quarter of 2021.
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	April 15, 2022	Electric	$199	7.85%	Fourth quarter of 2022
PECO - Pennsylvania	March 31, 2022	Natural Gas	82	10.95%	Fourth quarter of 2022
DPL - Delaware(b)	January 14, 2022 (amended February 28, 2022)	Natural Gas	15	10.30%	First quarter of 2023
__________
(a)ComEd's 2023 requested revenue requirement reflects an increase of $144 million for the initial year revenue requirement for 2023 and an increase of $55 million related to the annual reconciliation for 2021. The revenue requirement for 2023 provides for a weighted average debt and equity return on distribution rate base of 5.94%, inclusive of an allowed ROE of 7.85%, reflecting the average monthly yields for 30-year treasury bonds plus 580 basis points. The reconciliation revenue requirement for 2021 provides for a weighted average debt and equity return on distribution rate base of 5.91%, inclusive of an allowed ROE of 7.78%, reflecting the average monthly yields for 30-year treasury bonds plus 580 basis points less a performance metrics penalty of 7 basis points. This is ComEd's last performance-based electric distribution formula rate update filing under EIMA as a result of the law authorizing the rate setting process sunsetting at the end of 2022. See Note 3. - Regulatory Matters of the Exelon 2021 Form 10-K for additional information on ComEd's transition away from the electric distribution formula rate.
(b)The rates will go into effect on August 14, 2022, subject to refund.
Transmission Formula Rates
The Utility Registrants' transmission rates are each established based on a FERC-approved formula. ComEd, BGE, Pepco, DPL, and ACE are required to file an annual update to the FERC-approved formula on or before May 15, and PECO is required to file on or before May 31, with the resulting rates effective on June 1 of the same year. The annual update for ComEd is based on prior year actual costs and current year projected capital additions (initial year revenue requirement). The update for ComEd also reconciles any differences between the revenue requirement in effect beginning June 1 of the prior year and actual costs incurred for that year (annual reconciliation). The annual update for BGE is based on prior year actual costs and current year projected capital additions, accumulated depreciation, depreciation and amortization expense, and accumulated deferred income taxes. The update for BGE also reconciles any differences between the actual costs and actual revenues for the calendar year (annual reconciliation).
For 2022, the following total increases were included in ComEd’s and BGE's electric transmission formula rate update. PECO, Pepco, DPL, and ACE intend to file by the required deadline for the annual update.

Registrant(a)	Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Increase		Allowed Return on Rate Base(c)	Allowed ROE(d)
ComEd	$24	$(24)	$—		8.11%	11.50%
BGE	25	(4)	16	(b)	7.30%	10.50%

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
(a)All rates are effective June 1, 2022 - May 31, 2023, subject to review by interested parties pursuant to review protocols of ComEd's and BGE's tariff.
(b)The increase in BGE's transmission revenue requirement includes a $5 million reduction related to a FERC-approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
(c)Represents the weighted average debt and equity return on transmission rate bases.
(d)As part of the FERC-approved settlements of ComEd’s 2007 transmission rate case, the rate of return on common equity is 11.50%, inclusive of a 50-basis-point incentive adder for being a member of a RTO, and the common equity component of the ratio used to calculate the weighted average debt and equity return for the transmission formula rate is currently capped at 55%. As part of the FERC-approved settlement of the ROE complaint against BGE, the rate of return on common equity is 10.50%, inclusive of a 50-basis-point incentive adder for being a member of a RTO.
Other State Regulatory Matters
Illinois Regulatory Matters
CEJA (Exelon and ComEd). On September 15, 2021, the Governor of Illinois signed into law CEJA. CEJA includes, among other features, (1) procurement of CMCs from qualifying nuclear-powered generating facilities, (2) a requirement to file a general rate case or a new four-year multi-year plan no later than January 20, 2023 to establish rates effective after ComEd’s existing performance-based distribution formula rate sunsets, (3) an extension of and certain adjustments to ComEd’s energy efficiency MWh savings goals, (4) revisions to the Illinois RPS requirements, including expanded charges for the procurement of RECs from wind and solar generation, (5) a requirement to accelerate amortization of ComEd’s unprotected excess deferred income taxes ("EDIT") that ComEd was previously directed by the ICC to amortize using the average rate assumption method which equates to approximately 39.5 years, and (6) requirements that the ICC initiate and conduct various regulatory proceedings on subjects including ethics, spending, grid investments, and performance metrics. Regulatory or legal challenges regarding the validity or implementation of CEJA are possible and Exelon and ComEd cannot reasonably predict the outcome of any such challenges.
The ICC initiated a docket to accelerate and fully credit to customers TCJA unprotected property-related EDIT no later than December 31, 2025. On April 13, 2022, a stipulation and agreement on the schedule for the acceleration of EDIT amortization was submitted by ComEd, the Illinois Attorney General's Office, and the Citizens Utility Board. At this time, ComEd cannot predict an outcome of these proceedings.

See Note 3 — Regulatory Matters of the Exelon 2021 Form 10-K for additional information on CEJA (referred to as Clean Energy Law).
New Jersey Regulatory Matters
Termination of Energy Procurement Provisions of PPAs (Exelon, PHI, and ACE).

On December 22, 2021, ACE filed with the NJBPU a petition to terminate the provisions in the PPAs to purchase electricity from two coal-powered generation facilities located in the state of New Jersey. The petition was approved by the NJBPU on March 23, 2022. Upon closing of the transaction on March 31, 2022, ACE recognized a liability of $203 million for the contract termination fee, which is to be paid by the end of 2024, and recognized a corresponding regulatory asset of $203 million.
As of March 31, 2022, the $203 million liability for the contract termination fee consists of $85 million and $118 million included in Other current liabilities and Other deferred credits and other liabilities, respectively, in Exelon's Consolidated Balance Sheet. As of March 31, 2022, the current and noncurrent liability is included in PPA termination obligation and Other deferred credits and other liabilities, respectively, in PHI's and ACE's Consolidated Balance Sheets.
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2021, unless noted below. See Note 3 — Regulatory Matters of the Exelon 2021 Form 10-K for additional information on the specific regulatory assets and liabilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
PECO. Regulatory assets increased $66 million primarily due to an increase of $60 million in the Deferred Income Taxes regulatory asset. Regulatory liabilities decreased by $112 million primarily due to a decrease of $111 million in the Nuclear Decommissioning regulatory liability.
BGE. Regulatory assets decreased $50 million primarily due to a decrease of $19 million in the Electric Energy and Natural Gas Costs regulatory asset and $16 million in the Energy Efficiency and Demand Response Programs regulatory asset. Regulatory liabilities decreased $53 million primarily due to a decrease of $65 million in the Deferred Income Taxes regulatory liability.
ACE. Regulatory assets increased $205 million primarily due to an increase in the Electric Energy Costs regulatory asset as a result of the PPA termination. Regulatory liabilities decreased $19 million primarily due to a decrease of $9 million in the Deferred Income Taxes regulatory liability and $5 million in the Electric Energy Costs regulatory liability.
Capitalized Ratemaking Amounts Not Recognized
The following table presents authorized amounts capitalized for ratemaking purposes related to earnings on shareholders' investment that are not recognized for financial reporting purposes in the Registrants' Consolidated Balance Sheets. These amounts will be recognized as revenues in the related Consolidated Statements of Operations and Comprehensive Income in the periods they are billable to the Utility Registrants' customers.

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
March 31, 2022	$49	$2	$—	$34	$13	$11	$2	$—
December 31, 2021	43	1	—	37	5	3	2	—
__________
(a)Reflects ComEd's unrecognized equity returns earned for ratemaking purposes on its energy efficiency and electric distribution formula rate regulatory assets.
(b)BGE's authorized amounts capitalized for ratemaking purposes primarily relate to earnings on shareholder's investment on its AMI programs.
(c)Pepco's and DPL's authorized amounts capitalized for ratemaking purposes relate to earnings on shareholder's investment on their respective AMI Programs and Energy Efficiency and Demand Response Programs, and for Pepco District of Columbia revenue decoupling program. The earnings on energy efficiency are on Pepco District of Columbia and DPL Delaware programs only.
4. Revenue from Contracts with Customers (All Registrants)
The Registrants recognize revenue from contracts with customers to depict the transfer of goods or services to customers at an amount that the entities expect to be entitled to in exchange for those goods or services. The primary sources of revenue include regulated electric and gas tariff sales, distribution, and transmission services.
See Note 4 — Revenue from Contracts with Customers of the Exelon 2021 Form 10-K for additional information regarding the primary sources of revenue for the Registrants.
Contract Liabilities
The Registrants record contract liabilities when consideration is received or due prior to the satisfaction of the performance obligations. The Registrants record contract liabilities in Other current liabilities and Other noncurrent liabilities in their Consolidated Balance Sheets.
For PHI, Pepco, DPL, and ACE these contract liabilities primarily relate to upfront consideration received in the third quarter of 2020 for a collaborative arrangement with an unrelated owner and manager of communication infrastructure. The revenue attributable to this arrangement will be recognized as operating revenue over the 35 years under the collaborative arrangement.
Revenues recognized were immaterial for Exelon, PHI, Pepco, DPL, and ACE for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2022. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

	2022	2023	2024	2025	2026 and thereafter	Total
Exelon	$6	$8	$6	$5	$82	$107
PHI	6	8	6	5	82	107
Pepco	4	6	5	5	65	85
DPL	1	1	—	—	9	11
ACE	1	1	1	—	8	11
Revenue Disaggregation
The Registrants disaggregate revenue recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. See Note 5 — Segment Information for the presentation of the Registrant's revenue disaggregation.
5. Segment Information (All Registrants)
Operating segments for each of the Registrants are determined based on information used by the CODMs in deciding how to evaluate performance and allocate resources at each of the Registrants.
Exelon has six reportable segments, which include ComEd, PECO, BGE, and PHI's three reportable segments consisting of Pepco, DPL, and ACE. ComEd, PECO, BGE, Pepco, DPL, and ACE each represent a single reportable segment, and as such, no separate segment information is provided for these Registrants. Exelon, ComEd, PECO, BGE, Pepco, DPL, and ACE's CODMs evaluate the performance of and allocate resources to ComEd, PECO, BGE, Pepco, DPL, and ACE based on net income.
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three months ended March 31, 2022 and 2021 is as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Three Months Ended March 31, 2022 and 2021

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2022
Electric revenues	$1,734	$741	$736	$1,318	$—	$(7)	$4,522
Natural gas revenues	—	306	418	83	—	(2)	$805
Shared service and other revenues	—	—	—	3	576	(579)	$—
Total operating revenues	$1,734	$1,047	$1,154	$1,404	$576	$(588)	$5,327
2021
Electric revenues	$1,535	$661	$632	$1,170	$—	$(7)	$3,991
Natural gas revenues	—	228	342	71	—	—	641
Shared service and other revenues	—	—	—	3	491	(494)	—
Total operating revenues	$1,535	$889	$974	$1,244	$491	$(501)	$4,632
Intersegment revenues(c):
2022	$6	$1	$7	$3	$576	$(587)	$6
2021	6	2	6	3	487	(497)	7
Depreciation and amortization:
2022	$321	$92	$171	$218	$15	$—	$817
2021	292	86	152	210	17	—	757
Operating expenses:
2022	$1,406	$793	$919	$1,215	$625	$(531)	$4,427
2021	1,210	679	752	1,058	448	(339)	3,808
Interest expense, net:
2022	$100	$41	$35	$69	$93	$—	$338
2021	96	38	34	67	83	—	318
Income (loss) from continuing operations before income taxes:
2022	$240	$220	$207	$137	$(62)	$(43)	$699
2021	236	177	196	136	(32)	(149)	564
Income Taxes:
2022	$52	$14	$9	$7	$146	$(10)	$218
2021	39	10	(13)	8	7	(12)	39
Net income (loss) from continuing operations:
2022	$188	$206	$198	$130	$(208)	$(33)	$481
2021	197	167	209	128	(39)	(137)	525
Capital Expenditures:
2022	$617	$344	$303	$409	$22	$—	$1,695
2021	613	295	336	456	46	—	1,746
Total assets:
March 31, 2022	$37,013	$14,113	$12,509	$25,636	$7,583	$(4,156)	$92,698
December 31, 2021	36,470	13,824	12,324	24,744	7,634	(8,319)	86,677
__________
(a)Other primarily includes Exelon’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 14 — Supplemental Financial Information for additional information on total utility taxes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
(c)See Note 15 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2022
Electric revenues	$614	$348	$349	$—	$7	$1,318
Natural gas revenues	—	83	—	—	—	83
Shared service and other revenues	—	—	—	107	(104)	3
Total operating revenues	$614	$431	$349	$107	$(97)	$1,404
2021
Electric revenues	$553	$311	$310	$—	$(4)	$1,170
Natural gas revenues	—	71	—	—	—	71
Shared service and other revenues	—	—	—	95	(92)	3
Total operating revenues	$553	$382	$310	$95	$(96)	$1,244
Intersegment revenues(c):
2022	$1	$1	$1	$97	$(97)	$3
2021	1	2	1	95	(96)	3
Depreciation and amortization:
2022	$108	$57	$47	$6	$—	$218
2021	102	53	47	8	—	210
Operating expenses:
2022	$547	$357	$311	$97	$(97)	$1,215
2021	466	309	282	97	(96)	1,058
Interest expense, net:
2022	$36	$16	$14	$3	$—	$69
2021	34	15	15	3	—	67
Income (loss) before income taxes:
2022	$44	$60	$27	$6	$—	$137
2021	65	61	14	(4)	—	136
Income Taxes:
2022	$(2)	$4	$1	$4	$—	$7
2021	6	5	—	(3)	—	8
Net income (loss):
2022	$46	$56	$26	$2	$—	$130
2021	59	56	14	(1)	—	128
Capital Expenditures:
2022	$218	$103	$87	$1	$—	$409
2021	220	112	123	1	—	456
Total assets:
March 31, 2022	$10,458	$5,573	$4,929	$4,720	$(44)	$25,636
December 31, 2021	9,903	5,412	4,556	4,933	(60)	24,744
__________
(a)Other primarily includes PHI’s corporate operations, shared service entities, and other financing and investment activities.
(b)Includes gross utility tax receipts from customers. The offsetting remittance of utility taxes to the governing bodies is recorded in expenses in the Registrants’ Consolidated Statements of Operations and Comprehensive Income. See Note 14 — Supplemental Financial Information for additional information on total utility taxes.
(c)Includes intersegment revenues with ComEd, BGE, and PECO, which are eliminated at Exelon.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
The following tables disaggregate the Registrants' revenues recognized from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. For the Utility Registrants, the disaggregation of revenues reflects the two primary utility services of electric sales and natural gas sales (where applicable), with further disaggregation of these tariff sales provided by major customer groups. Exelon’s disaggregated revenues are consistent with the Utility Registrants, but exclude any intercompany revenues.

	Three Months Ended March 31, 2022
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$857	$487	$417	$652	$275	$207	$170
Small commercial & industrial	423	111	81	141	38	56	47
Large commercial & industrial	153	64	131	323	253	26	44
Public authorities & electric railroads	14	8	7	16	8	4	4
Other(a)	239	62	97	193	46	56	81
Total electric revenues(b)	$1,686	$732	$733	$1,325	$620	$349	$346
Natural gas revenues
Residential	$—	$218	$282	$51	$—	$51	$—
Small commercial & industrial	—	76	45	21	—	21	—
Large commercial & industrial	—	—	65	3	—	3	—
Transportation	—	8	—	4	—	4	—
Other(c)	—	3	35	4	—	4	—
Total natural gas revenues(d)	$—	$305	$427	$83	$—	$83	$—
Total revenues from contracts with customers	$1,686	$1,037	$1,160	$1,408	$620	$432	$346

Other revenues
Revenues from alternative revenue programs	$40	$6	$(12)	$(5)	$(7)	$(1)	$3
Other electric revenues(e)	8	3	4	1	1	—	—
Other natural gas revenues(e)	—	1	2	—	—	—	—
Total other revenues	$48	$10	$(6)	$(4)	$(6)	$(1)	$3
Total revenues for reportable segments	$1,734	$1,047	$1,154	$1,404	$614	$431	$349

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Three Months Ended March 31, 2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$741	$433	$362	$605	$253	$190	$162
Small commercial & industrial	367	100	69	118	33	46	39
Large commercial & industrial	134	57	105	248	184	21	43
Public authorities & electric railroads	11	9	7	13	6	4	3
Other(a)	220	52	77	143	51	41	52
Total electric revenues(b)	$1,473	$651	$620	$1,127	$527	$302	$299
Natural gas revenues
Residential	$—	$160	$216	$46	$—	$46	$—
Small commercial & industrial	—	59	35	18	—	18	—
Large commercial & industrial	—	—	54	2	—	2	—
Transportation	—	7	—	4	—	4	—
Other(c)	—	2	31	1	—	1	—
Total natural gas revenues(d)	$—	$228	$336	$71	$—	$71	$—
Total revenues from contracts with customers	$1,473	$879	$956	$1,198	$527	$373	$299

Other revenues
Revenues from alternative revenue programs	$54	$10	$18	$46	$26	$9	$11
Other electric revenues(e)	8	—	—	—	—	—	—
Total other revenues	$62	$10	$18	$46	$26	$9	$11
Total revenues for reportable segments	$1,535	$889	$974	$1,244	$553	$382	$310
__________
(a)Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•$6 million, $6 million at ComEd
•$1 million, $1 million at PECO
•$2 million, $2 million at BGE
•$3 million, $3 million at PHI
•$1 million, $1 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•less than $1 million, less than $1 million at PECO
•$6 million, $4 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended March 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$320	$73	$105	$38	$104	$37	$18	$49
Plus: Current period provision for expected credit losses(a)	110	26	31	26	27	11	7	9
Less: Write-offs, net of recoveries(b)(c)	41	7	11	5	18	8	1	9
Balance as of March 31, 2022	$389	$92	$125	$59	$113	$40	$24	$49

	Three Months Ended March 31, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$334	$97	$116	$35	$86	$32	$22	$32
Plus: Current period provision for expected credit losses(d)	70	21	20	9	20	11	6	3
Less: Write-offs, net of recoveries(b)	27	15	6	1	5	2	3	—
Balance as of March 31, 2021	$377	$103	$130	$43	$101	$41	$25	$35
__________
(a)For PECO, BGE and ACE, the increase is primarily as a result of increased receivable balances due to the increased aging of receivables. For BGE, also reflects increased receivable balance due to colder weather.
(b)Recoveries were not material to the Registrants.
(c)For ACE, the increase in 2022 is primarily related to the termination of the moratorium, which beginning in March 2020, prevented customer disconnections for non-payment. With disconnection activities restarting in January 2022, write-offs of aging accounts receivable increased throughout the year.
(d)The increase is primarily as a result of increased receivable balances due to the colder weather and the increased aging of receivables, the temporary suspension of customer disconnections for non-payment, temporary cessation of new late payment fees, and reconnection of service for customers previously disconnected due to COVID-19.

The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended March 31, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$72	$17	$7	$9	$39	$16	$8	$15
Plus: Current period provision for expected credit losses	14	4	3	3	4	2	1	1
Less: Write-offs, net of recoveries(a)	5	1	1	1	2	—	—	2
Balance as of March 31, 2022	$81	$20	$9	$11	$41	$18	$9	$14

	Three Months Ended March 31, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$71	$21	$8	$9	$33	$13	$9	$11
Plus: Current period provision for expected credit losses	10	1	4	1	4	2	1	1
Less: Write-offs, net of recoveries(a)	2	—	1	1	—	—	—	—
Balance as of March 31, 2021	$79	$22	$11	$9	$37	$15	$10	$12

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
__________
(a)Recoveries were not material to the Registrants.
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2022	$629	$189	$127	$139	$174	$89	$50	$35
December 31, 2021	747	240	161	171	175	82	53	40
__________
(a)Unbilled customer revenues are classified in Customer accounts receivables, net in the Registrants' Consolidated Balance Sheets.
Other Purchases of Customer and Other Accounts Receivables
The Utility Registrants are required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participate in the utilities' consolidated billing. The following tables present the total receivables purchased.

	Total receivables purchased
	Exelon(a)	ComEd	PECO	BGE(a)	PHI	Pepco	DPL	ACE
Three months ended March 31, 2022	$1,044	$248	$292	$222	$282	$174	$57	$51
Three months ended March 31, 2021	1,023	266	290	199	268	166	56	46
__________
(a)Includes $4 million and $12 million of receivables purchased from Generation for the three months ended March 31, 2022 and 2021, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
7. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended March 31, 2022(a)
	Exelon	ComEd	PECO(b)	BGE(b)	PHI	Pepco(b)	DPL	ACE(b)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(c)	21.1	8.0	(0.1)	2.4	3.7	(4.5)	6.2	6.8
Plant basis differences	(3.6)	(0.6)	(11.3)	(0.9)	(1.6)	(2.6)	(0.7)	(1.3)
Excess deferred tax amortization	(11.5)	(6.3)	(3.2)	(17.6)	(17.7)	(17.4)	(19.4)	(22.2)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits(d)	1.7	(0.3)	—	(0.4)	(0.4)	(0.4)	(0.3)	(0.3)
Other(e)	2.6	—	—	(0.1)	0.2	(0.6)	0.1	(0.1)
Effective income tax rate	31.2%	21.7%	6.4%	4.3%	5.1%	(4.5)%	6.7%	3.7%

	Three Months Ended March 31, 2021(a)
	Exelon	ComEd	PECO(f)	BGE(f)	PHI	Pepco	DPL	ACE(f)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.8	6.8	(1.6)	(10.1)	6.1	5.5	6.4	6.9
Plant basis differences	(3.4)	(0.6)	(10.5)	(1.4)	(1.5)	(2.1)	(0.7)	(0.9)
Excess deferred tax amortization	(12.0)	(6.9)	(3.2)	(15.5)	(19.3)	(15.1)	(18.5)	(28.7)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.3)	(0.2)	—	(0.4)	(0.2)	(0.2)	(0.1)	(0.3)
Other	(1.1)	(3.5)	(0.1)	(0.1)	(0.1)	0.1	0.3	2.2
Effective income tax rate	6.9%	16.5%	5.6%	(6.6)%	5.9%	9.2%	8.2%	—%
__________
(a)Positive percentages represent income tax expense. Negative percentages represent income tax benefit.
(b)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions. For BGE, the lower effective tax rate is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits. For Pepco, the income tax benefit is primarily due to the Maryland and Washington, D.C. multi-year plans which resulted in the acceleration of certain income tax benefits. For ACE, the lower effective tax rate is primarily due to the acceleration of certain income tax benefits due to distribution rate case settlements.
(c)For Exelon, the higher state income taxes, net of federal income tax benefit, is primarily due to the long-term marginal state income tax rate change of approximately $67 million and the recognition of a valuation allowance of approximately $40 million against the net deferred tax asset position for certain standalone state filing jurisdictions as a result of the separation.
(d)For Exelon, reflects the income tax expense related to the write-off of federal tax credits subject to recapture of approximately $15 million as a result of the separation.
(e)For Exelon, primarily reflects the nondeductible transaction costs of approximately $19 million arising as part of the separation.
(f)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions. For BGE, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
certain income tax benefits. For ACE, the lower effective tax rate is primarily due to the acceleration of certain income tax benefits due to distribution rate case settlements.

Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits as of March 31, 2022 and December 31, 2021. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon	PHI	ACE
March 31, 2022	$146	$56	$16
December 31, 2021	143	56	16
__________
(a)As of March 31, 2022, Exelon recorded a receivable of approximately $50 million in Noncurrent other assets in the Consolidated Balance Sheet for Constellation’s share of unrecognized tax benefits for periods prior to the separation.
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
As of March 31, 2022, ACE has approximately $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
Other Tax Matters

Separation (Exelon)

In connection with the separation, Exelon recorded an income tax expense related to continuing operations of approximately $148 million primarily due to the long-term marginal state income tax rate change of approximately $67 million discussed further below, the recognition of valuation allowances of approximately $40 million against the net deferred tax assets positions for certain standalone state filing jurisdictions, the write-off of federal and state tax credits subject to recapture of approximately $17 million, and nondeductible transaction costs for federal and state taxes of approximately $24 million.

Tax Matters Agreement (Exelon)
In connection with the separation, Exelon entered into a TMA with Constellation. The TMA governs the respective rights, responsibilities, and obligations between Exelon and Constellation after the separation with respect to tax liabilities, refunds and attributes for open tax years that Constellation was part of Exelon’s consolidated group for U.S. federal, state, and local tax purposes.
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. As of March 31, 2022, Exelon recorded a receivable of approximately $55 million in Current other assets in the Consolidated Balance Sheet for Constellation’s share of taxes for periods prior to the separation.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement.

Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA also provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of March 31, 2022, Exelon recorded a payable of approximately $11 million and $484 million in Current other liabilities and Noncurrent other liabilities, respectively, in the Consolidated Balance Sheet for tax credit carryforwards that are expected to be utilized and reimbursed to Constellation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
Long-Term Marginal State Income Tax Rate (All Registrants)
In the first quarter of 2022, Exelon updated its marginal state income tax rates for changes in state apportionment due to the separation, which resulted in an increase of approximately $67 million to the deferred tax liability at Exelon, and a corresponding adjustment to income tax expense, net of federal taxes.

8. Retirement Benefits (All Registrants)
Defined Benefit Pension and OPEB
Effective February 1, 2022, in connection with the separation, pension and OPEB obligations and assets for current and former employees of the Constellation business and certain other former employees of Exelon and its subsidiaries transferred to pension and OPEB plans and trusts maintained by Constellation or its subsidiaries. The Exelon New England Union Employees Pension Plan and Constellation Mystic Power, LLC Union Employees Pension Plan Including Plan A and Plan B were transferred. The following OPEB plans were also transferred: Constellation Mystic Power, LLC Post-Employment Medical Account Savings Plan, Exelon New England Union Post-Employment Medical Savings Account Plan, and the Nine Mile Point Nuclear Station, LLC Medical Care and Prescription Drug Plan for Retired Employees.
As a result of the separation, Exelon restructured certain of its qualified pension plans. Pension obligations and assets for current and former employees continuing with Exelon and who are participants in the Exelon Employee Pension Plan for Clinton, TMI, and Oyster Creek, Pension Plan of Constellation Energy Nuclear Group, LLC, and Nine Mile Point Pension Plan were merged into the Pension Plan of Constellation Energy Group, Inc, which was subsequently renamed, Exelon Pension Plan (EPP). Exelon employees who participated in these plans prior to the separation now participate in the EPP. The merging of the plans did not change the benefits offered to the plan participants and, thus, had no impact on Exelon's pension obligations.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits
The tables below show the pension and OPEB plans in which employees of each operating company participated as of March 31, 2022:

Operating Company(a)
Name of Plan:	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Qualified Pension Plans:
Exelon Corporation Retirement Program	X	X	X	X	X	X	X
Exelon Corporation Pension Plan for Bargaining Unit Employees	X
Exelon Pension Plan	X	X	X	X	X	X	X
Pepco Holdings LLC Retirement Plan	X	X	X	X	X	X	X
Non-Qualified Pension Plans:
Exelon Corporation Supplemental Pension Benefit Plan and 2000 Excess Benefit Plan	X	X		X
Exelon Corporation Supplemental Management Retirement Plan	X	X	X	X		X
Constellation Energy Group, Inc. Senior Executive Supplemental Plan			X	X
Constellation Energy Group, Inc. Supplemental Pension Plan			X	X
Constellation Energy Group, Inc. Benefits Restoration Plan		X	X	X
Baltimore Gas & Electric Company Executive Benefit Plan			X
Baltimore Gas & Electric Company Manager Benefit Plan		X	X
Pepco Holdings LLC 2011 Supplemental Executive Retirement Plan				X	X	X	X
Conectiv Supplemental Executive Retirement Plan				X		X	X
Pepco Holdings LLC Combined Executive Retirement Plan				X	X
Atlantic City Electric Director Retirement Plan				X			X

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits

Operating Company(a)
Name of Plan:	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
OPEB Plans:
PECO Energy Company Retiree Medical Plan	X	X	X	X	X	X	X
Exelon Corporation Health Care Program	X	X	X	X	X	X	X
Exelon Corporation Employees’ Life Insurance Plan	X	X	X
Exelon Corporation Health Reimbursement Arrangement Plan	X	X	X
BGE Retiree Medical Plan	X	X	X	X	X	X
BGE Retiree Dental Plan			X
Exelon Employee Life Insurance Plan and Family Life Insurance Plan	X		X	X	X	X
Exelon Retiree Medical Plan of Constellation Energy Nuclear Group, LLC	X		X	X
Exelon Retiree Dental Plan of Constellation Energy Nuclear Group, LLC	X		X	X
Pepco Holdings LLC Welfare Plan for Retirees	X	X	X	X	X	X	X
__________
(a)Employees generally remain in their legacy benefit plans when transferring between operating companies.
As of February 1, 2022, in connection with the separation, Exelon's pension and OPEB plans were remeasured. The remeasurement and separation resulted in a decrease to the pension obligation, net of plan assets, of $921 million and a decrease to the OPEB obligation of $893 million. Additionally, accumulated other comprehensive loss, decreased by $1,994 million (after-tax) and regulatory assets and liabilities increased by $14 million and $5 million respectively. Key assumptions were held consistent with the year end December 31, 2021 assumptions with the exception of the discount rate.
The majority of the 2022 pension benefit cost for the Exelon-sponsored plans is calculated using an expected long-term rate of return on plan assets of 7.00% and a discount rate of 3.24%. The majority of the 2022 OPEB cost is calculated using an expected long-term rate of return on plan assets of 6.44% for funded plans and a discount rate of 3.20%.
During the first quarter of 2022, Exelon received an updated valuation of its pension and OPEB to reflect actual census data as of February 1, 2022. This valuation resulted in a decrease to the pension obligation of $24 million and an increase to the OPEB obligation of $5 million. Additionally, accumulated other comprehensive loss increased by $5 million (after-tax) and regulatory assets and liabilities decreased by $30 million and $3 million, respectively.
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three months ended March 31, 2022 and 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$61	$74	$10	$14
Interest cost	110	102	19	17
Expected return on assets	(209)	(213)	(25)	(26)
Amortization of:
Prior service cost (credit)	1	1	(5)	(6)
Actuarial loss	76	100	4	7
Curtailment benefits	—	—	—	(1)
Net periodic benefit cost	$39	$64	$3	$5
The amounts below represent the Registrants' allocated pension and OPEB costs. For Exelon, the service cost component is included in Operating and maintenance expense and Property, plant, and equipment, net while the non-service cost components are included in Other, net and Regulatory assets. For the Utility Registrants, the service cost and non-service cost components are included in Operating and maintenance expense and Property, plant, and equipment, net in their consolidated financial statements.

	Three Months Ended March 31,
Pension and OPEB Costs	2022	2021
Exelon	$42	$69
ComEd	16	32
PECO	(2)	2
BGE	11	15
PHI	13	12
Pepco	2	2
DPL	1	1
ACE	3	3
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the matching contributions to the savings plans for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
Savings Plans Matching Contributions	2022	2021
Exelon	$20	$20
ComEd	8	8
PECO	3	3
BGE	2	2
PHI	3	3
Pepco	1	1
DPL	1	1
ACE	—	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
9. Derivative Financial Instruments (All Registrants)
The Registrants use derivative instruments to manage commodity price risk related to ongoing business operations.
Authoritative guidance requires that derivative instruments be recognized as either assets or liabilities at fair value, with changes in fair value of the derivative recognized in earnings immediately. Other accounting treatments are available through special election and designation, provided they meet specific, restrictive criteria both at the time of designation and on an ongoing basis. These alternative permissible accounting treatments include NPNS, cash flow hedges, and fair value hedges. At ComEd, derivative economic hedges related to commodities are recorded at fair value and offset by a corresponding regulatory asset or liability. For all NPNS derivative instruments, accounts receivable or accounts payable are recorded when derivatives settle and revenue or expense is recognized in earnings as the underlying physical commodity is sold or consumed.
ComEd’s use of cash collateral is generally unrestricted unless ComEd is downgraded below investment grade. Cash collateral held by PECO, BGE, Pepco, DPL, and ACE must be deposited in an unaffiliated major U.S. commercial bank or foreign bank with a U.S. branch office that meet certain qualifications.
Commodity Price Risk
The Registrants employ established policies and procedures to manage their risks associated with market fluctuations in commodity prices by entering into physical and financial derivative contracts, which are either determined to be non-derivative or classified as economic hedges. The Utility Registrants procure electric and natural gas supply through a competitive procurement process approved by each of the respective state utility commissions. The Utility Registrants’ hedging programs are intended to reduce exposure to energy and natural gas price volatility and have no direct earnings impact as the costs are fully recovered from customers through

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
regulatory-approved recovery mechanisms. The following table provides a summary of the Utility Registrants’ primary derivative hedging instruments, listed by commodity and accounting treatment.

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
__________
(a)See Note 3 — Regulatory Matters of the 2021 Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material as of March 31, 2022 and December 31, 2021.
The fair value of derivative economic hedges is presented in current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets.
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of March 31, 2022, the amount of cash collateral held with external counterparties by Exelon, ComEd, PHI, and DPL was $192 million, $72 million, $86 million, and $73 million, respectively, which is recorded in Other current liabilities in Exelon's, ComEd's, PHI's, and DPL's Consolidated Balance Sheets. The amounts for PECO, BGE, Pepco, and ACE were not material as of March 31, 2022. As of December 31, 2021, the amounts for ComEd and DPL were $41 million and $43 million, respectively. The amounts for Exelon, PECO, BGE, PHI, Pepco, and ACE were not material as of December 31, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of March 31, 2022, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of March 31, 2022, they could have been required to post collateral to their counterparties of $39 million, $62 million, and $16 million, respectively.
10. Debt and Credit Agreements (All Registrants)
Short-Term Borrowings
Exelon Corporate, ComEd, and BGE meet their short-term liquidity requirements primarily through the issuance of commercial paper. PECO meets their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the Exelon intercompany money pool. Pepco, DPL, and ACE meet their short-term liquidity requirements primarily through the issuance of commercial paper and borrowings from the PHI intercompany money pool. PHI Corporate meets its short-term liquidity requirements primarily through the issuance of short-term notes and borrowings from the Exelon intercompany money pool. The Registrants may use their respective credit facilities for general corporate purposes, including meeting short-term funding requirements and the issuance of letters of credit.
Commercial Paper
The following table reflects the Registrants' commercial paper programs as of March 31, 2022 and December 31, 2021. PECO and ComEd had no commercial paper borrowings as of March 31, 2022 and December 31, 2021.

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Exelon(a)	$250	$599	0.87%	0.35%
BGE	250	130	0.87%	0.37%
PHI(b)	—	469	—%	0.35%
Pepco	—	175	—%	0.33%
DPL	—	149	—%	0.36%
ACE	—	145	—%	0.35%
__________
(a)Exelon Corporate had no outstanding commercial paper borrowings as of March 31, 2022 and December 31, 2021.
(b)Represents the consolidated amounts of Pepco, DPL, and ACE.
Revolving Credit Agreements
On February 1, 2022, Exelon Corporate and the Utility Registrants' each entered into a new 5-year revolving credit facility that replaced its existing syndicated revolving credit facility. The following table reflects the credit agreements:

Borrower	Aggregate Bank Commitment	Interest Rate
Exelon Corporate	900	SOFR plus 1.275%
ComEd	1,000	SOFR plus 1.000%
PECO	600	SOFR plus 0.900%
BGE	600	SOFR plus 0.900%
Pepco	300	SOFR plus 1.075%
DPL	300	SOFR plus 1.000%
ACE	300	SOFR plus 1.075%
See Note 17 — Debt and Credit Agreements of the Exelon 2021 Form 10-K for additional information on the Registrants' credit facilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Debt and Credit Agreements
Short-Term Loan Agreements
On March 23, 2017, Exelon Corporate entered into a term loan agreement for $500 million. The loan agreement was renewed on March 14, 2022 and will expire on March 16, 2023. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.65% and all indebtedness thereunder is unsecured. The loan agreement is reflected in Exelon's Consolidated Balance Sheets within Short-term borrowings.
On March 31, 2021, Exelon Corporate entered into a 364-day term loan agreement for $150 million with a variable interest rate of LIBOR plus 0.65% and an expiration date of March 30, 2022. Exelon Corporate repaid the term loan on March 30, 2022.
In connection with the separation, on January 24, 2022, Exelon Corporate entered into a 364-day term loan agreement for $1.15 billion. The loan agreement will expire on January 23, 2023. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.75% with a 22.5 basis point increase commencing on July 24, 2022. All indebtedness pursuant to the loan agreement is unsecured.
Long-Term Debt
Issuance of Long-Term Debt

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Debt and Credit Agreements
During the three months ended March 31, 2022, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	SMBC Term Loan Agreement	SOFR plus 0.65%	July 21, 2023	$300	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	U.S. Bank Term Loan Agreement	SOFR plus 0.65%	July 21, 2023	300	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	PNC Term Loan Agreement	SOFR plus 0.65%	July 24, 2023	250	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	Notes	2.75%	March 15, 2027	650	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	3.35%	March 15, 2032	650	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes	4.10%	March 15, 2052	700	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds, Series 132	3.15%	March 15, 2032	300	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
ComEd	First Mortgage Bonds, Series 133	3.85%	March 15, 2052	450	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
Pepco(a)	First Mortgage Bonds	3.97%	March 24, 2052	400	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	3.06%	February 15, 2052	125	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	2.27%	February 15, 2032	25	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	3.06%	February 15, 2052	150	Repay existing indebtedness and for general corporate purposes.
__________
(a)On March 24, 2022, Pepco entered into a purchase agreement of First Mortgage Bonds of $225 million at 3.35% due on September 15, 2032. The closing date of the issuance is expected to occur in September 2022.
Long-Term Debt to Affiliates
As of December 31, 2021, Exelon Corporate had $319 million recorded to intercompany notes receivable from Generation. See Note 17 — Debt and Credit Agreements of the Exelon 2021 Form 10-K for additional information. In connection with the separation, on January 31, 2022, Exelon Corporate received cash from Generation of $258 million to settle the intercompany loan.
Debt Covenants
As of March 31, 2022, the Registrants are in compliance with debt covenants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
11. Fair Value of Financial Assets and Liabilities (All Registrants)
Exelon measures and classifies fair value measurements in accordance with the hierarchy as defined by GAAP. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of March 31, 2022 and December 31, 2021. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	March 31, 2022				December 31, 2021
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$37,162	$35,174	$2,645	$37,819	$32,902	$34,897	$2,217	$37,114
ComEd	10,515	10,894	—	10,894	9,773	11,305	—	11,305
PECO	4,198	4,244	50	4,294	4,197	4,740	50	4,790
BGE	3,961	3,969	—	3,969	3,961	4,406	—	4,406
PHI	8,233	5,453	2,595	8,048	7,547	5,970	2,167	8,137
Pepco	3,841	2,901	1,272	4,173	3,445	3,201	975	4,176
DPL	1,935	1,300	592	1,892	1,810	1,426	552	1,978
ACE	1,757	1,007	732	1,739	1,582	1,091	641	1,732
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$435	$435	$390	$—	$470	$470
ComEd	205	—	228	228	205	—	248	248
PECO	184	—	207	207	184	—	222	222
__________
(a)Includes unamortized debt issuance costs, unamortized debt discount and premium, net, purchase accounting fair value adjustments, and finance lease liabilities which are not fair valued. Refer to Note 17 - Debt and Credit Agreements of the Exelon 2021 Form 10-K for unamortized debt issuance costs, unamortized debt discount and premium, net, and purchase accounting fair value adjustments and Note 11 - Leases of the Exelon 2021 Form 10-K for finance lease liabilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:
Exelon

	As of March 31, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$2,418	$—	$—	$2,418	$524	$—	$—	$524
Rabbi trust investments
Cash equivalents	65	—	—	65	60	—	—	60
Mutual funds	55	—	—	55	60	—	—	60
Fixed income	—	9	—	9	—	10	—	10
Life insurance contracts	—	63	37	100	—	61	37	98
Rabbi trust investments subtotal	120	72	37	229	120	71	37	228
Total assets	2,538	72	37	2,647	644	71	37	752
Liabilities
Mark-to-market derivative liabilities	—	—	(144)	(144)	—	—	(219)	(219)
Deferred compensation obligation	—	(84)	—	(84)	—	(131)	—	(131)
Total liabilities	—	(84)	(144)	(228)	—	(131)	(219)	(350)
Total net assets (liabilities)	$2,538	$(12)	$(107)	$2,419	$644	$(60)	$(182)	$402

__________
(a)Exelon excludes cash of $470 million and $464 million as of March 31, 2022 and December 31, 2021, respectively, and restricted cash of $110 million and $49 million as of March 31, 2022 and December 31, 2021, respectively, and includes long-term restricted cash of $92 million and $44 million as of March 31, 2022 and December 31, 2021, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

ComEd, PECO, and BGE

	ComEd				PECO				BGE
As of March 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$537	$—	$—	$537	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	—	—	—	—	1	—	—	1	—	—	—	—
Mutual funds	—	—	—	—	9	—	—	9	7	—	—	7
Life insurance contracts	—	—	—	—	—	17	—	17	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	10	17	—	27	7	—	—	7
Total assets	537	—	—	537	19	17	—	36	7	—	—	7
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(144)	(144)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(9)	—	(9)	—	(8)	—	(8)	—	(5)	—	(5)
Total liabilities	—	(9)	(144)	(153)	—	(8)	—	(8)	—	(5)	—	(5)
Total net assets (liabilities)	$537	$(9)	$(144)	$384	$19	$9	$—	$28	$7	$(5)	$—	$2

	ComEd				PECO				BGE
As of December 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$237	$—	$—	$237	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	11	—	—	11	14	—	—	14
Life insurance contracts	—	—	—	—	—	16	—	16	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	11	16	—	27	14	—	—	14
Total assets	237	—	—	237	20	16	—	36	14	—	—	14
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(219)	(219)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(10)	—	(10)	—	(9)	—	(9)	—	(7)	—	(7)
Total liabilities	—	(10)	(219)	(229)	—	(9)	—	(9)	—	(7)	—	(7)
Total net assets (liabilities)	$237	$(10)	$(219)	$8	$20	$7	$—	$27	$14	$(7)	$—	$7
__________
(a)ComEd excludes cash of $71 million and $105 million as of March 31, 2022 and December 31, 2021, respectively, and restricted cash of $73 million and $42 million as of March 31, 2022 and December 31, 2021, respectively, and includes long-term restricted cash of $92 million and $43 million as of March 31, 2022 and December 31, 2021, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. PECO excludes cash of $25 million and $35 million as of March 31, 2022 and December 31, 2021, respectively. BGE excludes cash of $41 million and $51 million as of March 31, 2022 and December 31, 2021, respectively, and restricted cash of $34 million and $4 million as of March 31, 2022 and December 31, 2021, respectively.
(b)The Level 3 balance consists of the current and noncurrent liability of none and $144 million, respectively, as of March 31, 2022 and $18 million and $201 million, respectively, as of December 31, 2021 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	As of March 31, 2022				As of December 31, 2021
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$599	$—	$—	$599	$110	$—	$—	$110
Rabbi trust investments
Cash equivalents	61	—	—	61	59	—	—	59
Mutual funds	12	—	—	12	14	—	—	14
Fixed income	—	9	—	9	—	10	—	10
Life insurance contracts	—	24	36	60	—	27	35	62
Rabbi trust investments subtotal	73	33	36	142	73	37	35	145
Total assets	672	33	36	741	183	37	35	255
Liabilities
Deferred compensation obligation	—	(17)	—	(17)	—	(18)	—	(18)
Total liabilities	—	(17)	—	(17)	—	(18)	—	(18)
Total net assets	$672	$16	$36	$724	$183	$19	$35	$237

	Pepco				DPL				ACE
As of March 31, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$294	$—	$—	$294	$152	$—	$—	$152	$153	$—	$—	$153
Rabbi trust investments
Cash equivalents	59	—	—	59	—	—	—	—	—	—	—	—
Life insurance contracts	—	24	36	60	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	59	24	36	119	—	—	—	—	—	—	—	—
Total assets	353	24	36	413	152	—	—	152	153	—	—	153
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$353	$22	$36	$411	$152	$—	$—	$152	$153	$—	$—	$153

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$31	$—	$—	$31	$43	$—	$—	$43	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	58	—	—	58	—	—	—	—	—	—	—	—
Life insurance contracts	—	27	35	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	58	27	35	120	—	—	—	—	—	—	—	—
Total assets	89	27	35	151	43	—	—	43	—	—	—	—
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$89	$25	$35	$149	$43	$—	$—	$43	$—	$—	$—	$—
__________
(a)PHI excludes cash of $300 million and $100 million as of March 31, 2022 and December 31, 2021, respectively, and restricted cash of $3 million as of both March 31, 2022 and December 31, 2021. Pepco excludes cash of $239 million and $34 million as of March 31, 2022 and December 31, 2021, respectively, and restricted cash of $3 million as of both March 31, 2022 and December 31, 2021. DPL excludes cash of $41 million and $28 million as of March 31, 2022 and December 31, 2021, respectively. ACE excludes cash of $15 million and $29 million as of March 31, 2022 and December 31, 2021, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2022 and 2021:

	Exelon	ComEd		PHI and Pepco
Three months ended March 31, 2022	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of January 1, 2022	$(182)	$(219)		$35
Total realized / unrealized gains
Included in net income(a)	1	—		1
Included in regulatory assets	75	75	(b)	—
Transfers out of Level 3	(1)	—		—
Balance as of March 31, 2022	$(107)	$(144)		$36
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of March 31, 2022	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Three Months Ended March 31, 2021	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of January 1, 2021	$(267)	$(301)		$34
Total realized / unrealized gains
Included in net income(a)	1	—		1
Included in regulatory assets	6	6	(b)	—
Balance as of March 31, 2021	$(260)	$(295)		$35
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities as of March 31, 2021	$1	$—		$1
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $69 million of increases in fair value and an increase for realized losses due to settlements of $6 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2022. Includes $2 million of decreases in fair value and an increase for realized losses due to settlements of $8 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended March 31, 2021.

Valuation Techniques Used to Determine Fair Value
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 18 — Fair Value of Financial Assets and Liabilities of the Exelon 2021 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Mark-to-Market Derivatives (Exelon and ComEd)
The table below discloses the significant inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value as of March 31, 2022	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	2022 Range & Arithmetic Average				2021 Range & Arithmetic Average
Mark-to-market derivatives	$(144)	$(219)	Discounted Cash Flow	Forward heat rate(a)	8.90x	-	9.10x	9.00x	9x	-	10x	9.13x
				Marketability reserve	4%	-	5%	4.35%	3%	-	7%	4.77%
				Renewable factor	92%	-	120%	98%	92%	-	120%	97%
__________
(a)Quoted forward natural gas rates are utilized to project the forward power curve for the delivery of energy at specified future dates.
The inputs listed above, which are as of the balance sheet date, would have a direct impact on the fair value of the above instruments if they were adjusted. An increase to the marketability reserves would decrease the fair value. An increase to the forward heat rate or renewable factor would increase the fair value accordingly.

12. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 19 — Commitments and Contingencies of the Exelon 2021 Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE as of March 31, 2022:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	65	55	46	6	3
__________
(a)Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.
In addition, Exelon has committed to purchase 100 MWs of wind energy in PJM. DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DEPSC in 2019. The RFP for the third and final 40 MW wind REC tranche will be conducted in the second half of 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of March 31, 2022, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2022	2023	2024	2025	2026	2027 and beyond
Exelon
Letters of credit	$14	$12	$2	$—	$—	$—	$—
Surety bonds(a)	201	188	11	2	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	30	1	3	6	5	5	10
Total commercial commitments	$623	$201	$16	$8	$5	$5	$388

ComEd
Letters of credit	$7	$7	$—	$—	$—	$—	$—
Surety bonds(a)	17	12	3	2	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$224	$19	$3	$2	$—	$—	$200

PECO
Letters of credit	$1	$1	$—	$—	$—	$—	$—
Surety bonds(a)	3	2	1	—	—	—	—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$182	$3	$1	$—	$—	$—	$178

BGE
Letters of credit	$2	$2	$—	$—	$—	$—	$—
Surety bonds(a)	4	3	1	—	—	—	—
Total commercial commitments	$6	$5	$1	$—	$—	$—	$—

PHI
Surety bonds(a)	$94	$91	$3	$—	$—	$—	$—
Guaranteed lease residual values(b)	30	1	3	6	5	5	10
Total commercial commitments	$124	$92	$6	$6	$5	$5	$10

Pepco
Surety bonds(a)	$84	$84	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	1	2	2	2	3
Total commercial commitments	$94	$84	$1	$2	$2	$2	$3

DPL
Surety bonds(a)	$6	$3	$3	$—	$—	$—	$—
Guaranteed lease residual values(b)	13	1	1	3	2	2	4
Total commercial commitments	$19	$4	$4	$3	$2	$2	$4

ACE
Surety bonds(a)	$4	$4	$—	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	1	1	1	3
Total commercial commitments	$11	$4	$1	$1	$1	$1	$3
__________
(a)Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
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
MGP Sites (All Registrants). ComEd, PECO, BGE, and DPL have identified sites where former MGP or gas purification activities have or may have resulted in actual site contamination. For almost all of these sites, there are additional PRPs that may share responsibility for the ultimate remediation of each location.
•ComEd has 21 sites that are currently under some degree of active study and/or remediation. ComEd expects the majority of the remediation at these sites to continue through at least 2031.
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
ComEd, pursuant to an ICC order, and PECO, pursuant to a PAPUC order, are currently recovering environmental remediation costs of former MGP facility sites through customer rates. While BGE and DPL do not have riders for MGP clean-up costs, they have historically received recovery of actual clean-up costs in distribution rates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
As of March 31, 2022 and December 31, 2021, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Other current liabilities and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	March 31, 2022		December 31, 2021
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$354	$305	$352	$303
ComEd	279	279	279	279
PECO	21	20	22	20
BGE	7	6	6	4
PHI	42	—	42	—
Pepco	40	—	40	—
DPL	1	—	1	—
ACE	1	—	1	—
Benning Road Site (Exelon, PHI, and Pepco). In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site, which is owned by Pepco, was formerly the location of an electric generating facility owned by Pepco subsidiary, Pepco Energy Services, which became a part of Generation, following the 2016 merger between PHI and Exelon. This generating facility was deactivated in June 2012. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. In December 2011, the U.S. District Court for the District of Columbia approved a Consent Decree entered into by Pepco and Pepco Energy Services (hereinafter "Pepco Entities") with the DOEE, which requires the Pepco Entities to conduct a Remedial Investigation and Feasibility Study (RI/FS) for the Benning Road site and an approximately 10 to 15-acre portion of the adjacent Anacostia River. The purpose of this RI/FS is to define the nature and extent of contamination from the Benning Road site and to evaluate remedial alternatives.
Pursuant to an internal agreement between the Pepco Entities, since 2013, Pepco has performed the work required by the Consent Decree and has been reimbursed for that work by an agreed upon allocation of costs between the Pepco Entities. In September 2019, the Pepco Entities issued a draft “final” RI report which DOEE approved on February 3, 2020. The Pepco Entities are developing a FS to evaluate possible remedial alternatives for submission to DOEE. The Court has established a schedule for completion of the FS, and approval by the DOEE, by September 16, 2022. After completion and approval of the FS, DOEE will prepare a Proposed Plan for public comment and then issue a Record of Decision (ROD) identifying any further response actions determined to be necessary. As part of the separation between Exelon and Constellation in February 2022, the internal agreement between the Pepco Entities for completion and payment for the remaining Consent Decree work was memorialized in a formal agreement for post-separation activities. A second post-separation assumption agreement between Exelon and Constellation transferred any of the potential remaining remediation liability, if any, of PES/Generation to a non-utility subsidiary of Exelon which going forward will be responsible for those liabilities. Exelon, PHI, and Pepco have determined that a loss associated with this matter is probable and have accrued an estimated liability, which is included in the table above.
Anacostia River Tidal Reach (Exelon, PHI, and Pepco). Contemporaneous with the Benning Road site RI/FS, being performed by the Pepco Entities, DOEE and National Park Service ("NPS") have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-District of Columbia boundary line to the confluence of the Anacostia and Potomac Rivers. The river-wide RI incorporated the results of the river sampling performed by the Pepco Entities as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by DOEE’s contractor. In April 2018, DOEE released a draft RI report for public review and comment. Pepco submitted written comments to the draft RI and participated in a public hearing.
Exelon, PHI, and Pepco have determined that it is probable that costs for remediation will be incurred and recorded a liability in the third quarter 2019 for management’s best estimate of its share of those costs. On September 30, 2020, DOEE released its Interim ROD. The Interim ROD reflects an adaptive management

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
approach which will require several identified “hot spots” in the river to be addressed first while continuing to conduct studies and to monitor the river to evaluate improvements and determine potential future remediation plans. The adaptive management process chosen by DOEE is less intrusive, provides more long-term environmental certainty, is less costly, and allows for site specific remediation plans already underway, including the plan for the Benning Road site to proceed to conclusion. Pepco concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
On July 12, 2021, DOEE and NPS held a virtual meeting with the PRP's in response to a General Notice Letter sent by each agency inviting the PRP's to participate in discussions, which Pepco attended.
In addition to the activities associated with the remedial process outlined above, CERCLA separately requires federal and state (here including Washington, D.C.) Natural Resource Trustees (federal or state agencies designated by the President or the relevant state, respectively, or Indian tribes) to conduct an assessment of any damages to natural resources within their jurisdiction as a result of the contamination that is being remediated. The Trustees can seek compensation from responsible parties for such damages, including restoration costs. During the second quarter of 2018, Pepco became aware that the Trustees are in the beginning stages of a Natural Resources Damages (NRD) assessment, a process that often takes many years beyond the remedial decision to complete. Pepco has entered into negotiations with the Trustees to evaluate possible incorporation of NRD assessment and restoration as part of its remedial activities associated with the Benning site to accelerate the NRD benefits for that portion of the Anacostia River Sediment Project ("ARSP") assessment. Pepco has concluded that a loss associated with the eventual NRD assessment is reasonably possible. Due to the very early stage of the assessment process, Pepco cannot reasonably estimate the final range of loss potentially resulting from this process.
As noted in the Benning Road Site disclosure above, as part of the separation of Exelon and Constellation in February 2022, an assumption agreement was executed transferring any potential future remediation liabilities associated with the Benning Site remediation to a non-utility subsidiary of Exelon. Similarly, any potential future liability associated with the ARSP was also assumed by this entity.
Litigation and Regulatory Matters
Deferred Prosecution Agreement (DPA) and Related Matters (Exelon and ComEd). Exelon and ComEd received a grand jury subpoena in the second quarter of 2019 from the U.S. Attorney’s Office for the Northern District of Illinois (USAO) requiring production of information concerning their lobbying activities in the State of Illinois. On October 4, 2019, Exelon and ComEd received a second grand jury subpoena from the USAO requiring production of records of any communications with certain individuals and entities. On October 22, 2019, the SEC notified Exelon and ComEd that it had also opened an investigation into their lobbying activities. On July 17, 2020, ComEd entered into a DPA with the USAO to resolve the USAO investigation. Under the DPA, the USAO filed a single charge alleging that ComEd improperly gave and offered to give jobs, vendor subcontracts, and payments associated with those jobs and subcontracts for the benefit of the Speaker of the Illinois House of Representatives and the Speaker’s associates, with the intent to influence the Speaker’s action regarding legislation affecting ComEd’s interests. The DPA provides that the USAO will defer any prosecution of such charge and any other criminal or civil case against ComEd in connection with the matters identified therein for a three-year period subject to certain obligations of ComEd, including payment to the U.S. Treasury of $200 million, which was paid in November 2020. Exelon was not made party to the DPA, and therefore the investigation by the USAO into Exelon’s activities ended with no charges being brought against Exelon. The SEC’s investigation remains ongoing and Exelon and ComEd have cooperated fully and intend to continue to cooperate fully with the SEC. Exelon and ComEd cannot predict the outcome of the SEC investigation. No loss contingency has been reflected in Exelon's and ComEd's consolidated financial statements with respect to the SEC investigation, as this contingency is neither probable nor reasonably estimable at this time.
Subsequent to Exelon announcing the receipt of the subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court on behalf of ComEd customers in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. In addition, the Citizens Utility Board (CUB) filed a motion to intervene in these cases

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
on October 22, 2020 which was granted on December 23, 2020. On December 2, 2020, the court appointed interim lead plaintiffs in the federal cases which consisted of counsel for three of the four federal cases. These plaintiffs filed a consolidated complaint on January 5, 2021. CUB also filed its own complaint against ComEd only on the same day. The remaining federal case, Potter, et al. v. Exelon et al, differed from the other lawsuits as it named additional individual defendants not named in the consolidated complaint. However, the Potter plaintiffs voluntarily dismissed their complaint without prejudice on April 5, 2021. ComEd and Exelon moved to dismiss the consolidated class action complaint and CUB’s complaint on February 4, 2021 and briefing was completed on March 22, 2021. On March 25, 2021, the parties agreed, along with state court plaintiffs, discussed below, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On September 9, 2021, the federal court granted Exelon’s and ComEd’s motion to dismiss and dismissed the plaintiffs’ and CUB’s federal law claim with prejudice. The federal court also dismissed the related state law claims made by the federal plaintiffs and CUB on jurisdictional grounds. Plaintiffs appealed dismissal of the federal law claim to the Seventh Circuit Court of Appeals. Plaintiffs and CUB also refiled their state law claims in state court and moved to consolidate them with the already pending consumer state court class action, discussed below. Plaintiffs' opening appeal brief in the Seventh Circuit was filed on January 14, 2022. Exelon and ComEd filed their response brief on March 7, 2022, and plaintiffs filed their reply brief on April 6, 2022. The court has scheduled oral argument for May 17, 2022.
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In November 2020, CUB filed a motion to intervene in the cases pursuant to an Illinois statute allowing CUB to intervene as a party or otherwise participate on behalf of utility consumers in any proceeding which affects the interest of utility consumers. On November 23, 2020, the court allowed CUB’s intervention, but denied CUB's request to stay these cases. Plaintiffs subsequently filed a consolidated complaint, and ComEd and Exelon filed a motion to dismiss on jurisdictional and substantive grounds on January 11, 2021. Briefing on that motion was completed on March 2, 2021. The parties agreed, on March 25, 2021, along with the federal court, plaintiffs discussed above, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On December 23, 2021, the state court granted ComEd and Exelon's motion to dismiss with prejudice. On December 30, 2021, plaintiffs filed a motion to reconsider that dismissal and for permission to amend their complaint. The court denied the plaintiffs' motion on January 21, 2022. Plaintiffs have appealed the court's ruling dismissing their complaint to the First District Court of Appeals. On February 15, 2022, Exelon and ComEd moved to dismiss the federal plaintiffs' refiled state law claims, seeking dismissal on the same legal grounds asserted in their motion to dismiss the original state court plaintiffs' complaint. The court granted dismissal of the refiled state claims on February 16, 2022. The original federal plaintiffs appealed that dismissal on February 18, 2022. The two state appeals were consolidated on March 21, 2022. Plaintiffs' opening appellate briefs are currently due June 3, 2022.
•A putative class action lawsuit against Exelon and certain officers of Exelon and ComEd was filed in federal court in December 2019 alleging misrepresentations and omissions in Exelon’s SEC filings related to ComEd’s lobbying activities and the related investigations. The complaint was amended on September 16, 2020, to dismiss two of the original defendants and add other defendants, including ComEd. Defendants filed a motion to dismiss in November 2020. The court denied the motion in April 2021. On May 26, 2021, defendants moved the court to certify its order denying the motion to dismiss for interlocutory appeal. Briefing on the motion was completed in June 2021. That motion was denied on January 28, 2022. In May 2021, the parties each filed respective initial discovery disclosures. On June 9, 2021, defendants filed their answer and affirmative defenses to the complaint and the parties engaged thereafter in discovery. On September 9, 2021, the U.S. government moved to intervene in the lawsuit and stay discovery until the parties entered into an amendment to their protective order that would prohibit the parties from requesting discovery into certain matters, including communications with the U.S. government. The court ordered said amendment to the protective order on November 15, 2021 and discovery resumed. On February 10, 2022, the court granted an extension of the amendment to the protective order, at the U.S. government's request, to May 15, 2022 and directed the parties to submit a proposed joint schedule for the additional case proceedings by May 13, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
•Several shareholders have sent letters to the Exelon Board of Directors from 2020 through May 2022 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (“SLC”) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. On October 12, 2021, the parties to the derivative action filed an agreed motion to stay that litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. On January 31, 2022, the parties jointly moved the court to extend the stay an additional 120 days.
•Two separate shareholder requests seeking review of certain Exelon books and records were received in August 2021 and January 2022. Exelon responded to both requests and both shareholders have since sent formal shareholder demands to the Exelon Board, as discussed above.
No loss contingencies have been reflected in Exelon’s and ComEd’s consolidated financial statements with respect to these matters, as such contingencies are neither probable nor reasonably estimable at this time.
The ICC continues to conduct an investigation into rate impacts of conduct admitted in the DPA initiated on August 12, 2021. On December 16, 2021, ComEd filed direct testimony addressing the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. In that testimony, ComEd proposed to voluntarily refund to customers compensation costs of the former officers charged with wrongdoing in connection with events described in the DPA for the period during which those events occurred as well as costs, previously proposed to be returned, of individuals and entities specifically identified in the DPA, as well as individuals and entities who were referred to ComEd as part of the conduct described in the DPA and who failed, during their tenure at ComEd, to perform work to management expectations. The testimony supports the calculation of the refund amount and proposes a refund mechanism (one-time bill credit in April 2023) and also addresses other topics outlined by statute and the ICC orders initiating the investigation. On April 14, 2022, in response to rebuttal testimony from ICC staff and the Illinois Attorney General, City of Chicago, and CUB, ComEd filed surrebuttal testimony, in which ComEd proposed to increase its voluntary customer refund to $38 million of ICC and FERC jurisdictional amounts, and estimated interest to resolve the issue of the potential expenditure of customer monies on activities identified in the DPA in this matter. An accrual for the amount of the voluntary customer refund has been recorded in Other deferred credits and other liabilities in Exelon’s and ComEd’s Consolidated Balance Sheets as of March 31, 2022. The voluntary customer refund will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon. The evidentiary hearing on the remaining contested issue was held on April 28, 2022. A final order is expected by September 9, 2022.
Savings Plan Claim (Exelon). On December 6, 2021, seven current and former employees filed a putative ERISA class action suit in U.S. District Court for the Northern District of Illinois against Exelon, its Board of Directors, the former Board Investment Oversight Committee, the Corporate Investment Committee, individual defendants, and other unnamed fiduciaries of the Exelon Corporation Employee Savings Plan (“Plan”). The complaint alleges that the defendants violated their fiduciary duties under the Plan by including certain investment options that allegedly were more expensive than and underperformed similar passively-managed or other funds available in the marketplace and permitting a third-party administrative service provider/recordkeeper and an investment adviser to charge excessive fees for the services provided. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Plan and participants. On February 16, 2022, the court granted the parties' stipulated dismissal of the individual named defendants without prejudice. The remaining defendants filed a motion to dismiss the complaint on February 25, 2022. The plaintiffs filed their response brief on March 28, 2022 and the defendants filed their reply on April 11, 2022. On March 4, 2022, the Chamber of Commerce filed a brief of amicus curiae in support of the defendants' motion to dismiss. No loss contingencies have been reflected in Exelon’s consolidated financial statements with respect to this matter, as such contingencies are neither probable nor reasonably estimable at this time.
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

Note 12 — Commitments and Contingencies
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
13. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended March 31, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2021	$(6)	$(2,721)	$(23)	$(2,750)
Separation of Constellation	6	1,994	23	2,023
Amounts reclassified from AOCI	—	14	—	14
Net current-period OCI	—	14	—	14
Balance at March 31, 2022	$—	$(713)	$—	$(713)

Three Months Ended March 31, 2021	Losses on Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2020	$(5)	$(3,372)	$(23)	$(3,400)
OCI before reclassifications	—	(2)	1	(1)
Amounts reclassified from AOCI	—	55	—	55
Net current-period OCI	—	53	1	54
Balance at March 31, 2021	$(5)	$(3,319)	$(22)	$(3,346)
______
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. Additionally, as of February 1, 2022, in connection with the separation, Exelon's pension and OPEB plans were remeasured. See Note 8 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	Three Months Ended March 31,
	2022	2021
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$—	$1
Actuarial loss reclassified to periodic benefit cost	(5)	(19)

14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2022
Utility taxes(a)	$221	$78	$38	$27	$78	$70	$7	$1
Property	94	10	4	46	34	23	10	1
Payroll	37	7	4	4	7	2	1	1

Three Months Ended March 31, 2021
Utility taxes(a)	$193	$59	$35	$25	$74	$67	$6	$1
Property	86	8	4	42	32	21	10	1
Payroll	33	7	4	5	7	2	1	—
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2022
AFUDC — Equity	$36	$8	$7	$6	$15	$11	$2	$2
Non-service net periodic benefit cost	17	—	—	—	—	—	—	—

Three Months Ended March 31, 2021
AFUDC — Equity	$28	$4	$6	$7	$11	$9	$1	$1
Non-service net periodic benefit cost	20	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Depreciation and amortization
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2022
Property, plant, and equipment(b)	$726	$254	$88	$117	$164	$72	$45	$41
Amortization of regulatory assets(b)	179	67	4	54	54	36	12	6
Amortization of intangible assets, net(b)	6	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	3	—	—	—	—	—	—	—
Nuclear fuel(d)	66	—	—	—	—	—	—	—
ARO accretion(e)	44	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$1,024	$321	$92	$171	$218	$108	$57	$47

Three Months Ended March 31, 2021
Property, plant, and equipment(b)	$1,522	$239	$82	$106	$154	$67	$42	$37
Amortization of regulatory assets(b)	160	53	4	46	56	35	11	10
Amortization of intangible assets, net(b)	15	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	4	—	—	—	—	—	—	—
Nuclear fuel(d)	276	—	—	—	—	—	—	—
ARO accretion(e)	127	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$2,104	$292	$86	$152	$210	$102	$53	$47
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
(b)Included in Depreciation and amortization in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(c)Included in Operating revenues or Purchased power and fuel expense in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.
(d)Included in Purchased fuel expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.
(e)Included in Operating and maintenance expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended March 31, 2022
Pension and non-pension postretirement benefit costs	$44	$16	$(2)	$12	$13	$2	$1	$3
Allowance for credit losses	78	17	27	18	18	9	6	3
Other decommissioning-related activity	36	—	—	—	—	—	—	—
Energy-related options	60	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(29)	(40)	(6)	12	5	7	1	(3)
Long-term incentive plan	25	—	—	—	—	—	—	—
Amortization of operating ROU asset	23	1	—	7	7	2	2	1
AFUDC — Equity	(36)	(8)	(7)	(6)	(15)	(11)	(2)	(2)

Three Months Ended March 31, 2021
Pension and non-pension postretirement benefit costs	$95	$32	$2	$14	$12	$2	$1	$3
Allowance for credit losses	85	13	24	4	10	5	4	1
Other decommissioning-related activity	(322)	—	—	—	—	—	—	—
Energy-related options	17	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(129)	(54)	(10)	(18)	(46)	(26)	(9)	(11)
Long-term incentive plan	32	—	—	—	—	—	—	—
Amortization of operating ROU asset	37	—	—	7	7	1	3	1
AFUDC — Equity	(28)	(4)	(6)	(7)	(11)	(9)	(1)	(1)
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
(b)For ComEd, reflects the true-up adjustments in regulatory assets and liabilities associated with its distribution, energy efficiency, distributed generation, and transmission formula rates. For BGE, Pepco, DPL, and ACE, reflects the change in regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. For PECO, reflects the change in regulatory assets and liabilities associated with its transmission formula rates. See Note 3 — Regulatory Matters of the Exelon Form 10-K for additional information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information
The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the Registrants’ Consolidated Balance Sheets that sum to the total of the same amounts in their Consolidated Statements of Cash Flows.

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2022
Cash and cash equivalents	$2,476	$343	$26	$41	$796	$502	$120	$168
Restricted cash and cash equivalents	430	246	8	34	106	34	73	—
Restricted cash included in other long-term assets	92	92	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$2,998	$681	$34	$75	$902	$536	$193	$168

December 31, 2021
Cash and cash equivalents	$672	$131	$36	$51	$136	$34	$28	$29
Restricted cash and cash equivalents	321	210	8	4	77	34	43	—
Restricted cash included in other long-term assets	44	43	—	—	—	—	—	—
Cash, restricted cash, and cash equivalents from discontinued operations	582	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,619	$384	$44	$55	$213	$68	$71	$29

March 31, 2021
Cash and cash equivalents	$1,908	$86	$48	$21	$558	$134	$64	$353
Restricted cash and cash equivalents	374	270	7	1	37	33	—	4
Restricted cash included in other long-term assets	52	43	—	—	9	—	—	9
Total cash, restricted cash, and cash equivalents(a)	$2,334	$399	$55	$22	$604	$167	$64	$366

December 31, 2020
Cash and cash equivalents	$663	$83	$19	$144	$111	$30	$15	$17
Restricted cash and cash equivalents	438	279	7	1	39	35	—	3
Restricted cash included in other long-term assets	53	43	—	—	10	—	—	10
Cash, restricted cash, and cash equivalents - Held for Sale	12	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents(a)	$1,166	$405	$26	$145	$160	$65	$15	$30
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.

For additional information on restricted cash see Note 1 — Significant Accounting Policies of the Exelon 2021 Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
March 31, 2022
Compensation-related accruals(a)	$370	$95	$51	$48	$73	$26	$15	$12
Taxes accrued	258	95	15	78	94	85	10	9
Interest accrued	346	66	36	39	77	37	21	17

December 31, 2021
Compensation-related accruals(a)	$596	$155	$77	$78	$113	$35	$20	$17
Taxes accrued	253	94	14	53	96	88	9	11
Interest accrued	297	116	41	44	52	28	8	11
__________
(a)Primarily includes accrued payroll, bonuses and other incentives, vacation, and benefits.
15. Related Party Transactions (All Registrants)
Utility Registrants' expense with Generation
The Utility Registrants incurred expenses from transactions with the Generation affiliate as described in the footnotes to the table below prior to separation on February 1, 2022. Such expenses were primarily recorded as Purchased power from affiliates and an immaterial amount recorded as Operating and maintenance expense from affiliates at the Utility Registrants:

	Three Months Ended March 31,
	2022	2021
ComEd(a)	$59	$85
PECO(b)	33	42
BGE(c)	18	72
PHI	51	100
Pepco(d)	39	75
DPL(e)	10	21
ACE(f)	2	4
__________
(a)ComEd had an ICC-approved RFP contract with Generation to provide a portion of ComEd’s electric supply requirements. ComEd also purchased RECs and ZECs from Generation.
(b)PECO received electric supply from Generation under contracts executed through PECO’s competitive procurement process. In addition, PECO had a ten-year agreement with Generation to sell solar AECs.
(c)BGE received a portion of its energy requirements from Generation under its MDPSC-approved market-based SOS and gas commodity programs.
(d)Pepco received electric supply from Generation under contracts executed through Pepco's competitive procurement process approved by the MDPSC and DCPSC.
(e)DPL received a portion of its energy requirements from Generation under its MDPSC and DEPSC approved market-based SOS commodity programs.
(f)ACE received electric supply from Generation under contracts executed through ACE's competitive procurement process approved by the NJBPU.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Service Company Costs for Corporate Support
The Registrants receive a variety of corporate support services from BSC. Pepco, DPL, and ACE also receive corporate support services from PHISCO. See Note 1 — Significant Accounting Policies for additional information regarding BSC and PHISCO.
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates		Capitalized costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Exelon
BSC			$205	$114
PHISCO			19	17
ComEd
BSC	$85	$71	85	45
PECO
BSC	49	39	36	17
BGE
BSC	51	43	38	20
PHI
BSC	50	39	46	32
PHISCO			19	17
Pepco
BSC	29	22	17	13
PHISCO	29	30	8	7
DPL
BSC	18	14	14	10
PHISCO	24	25	6	5
ACE
BSC	15	12	15	8
PHISCO	21	22	5	5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current receivables from affiliates and current payables to affiliates:
March 31, 2022

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$64	$—	$2	$66
PECO	$—		—	—	—	—	33	—	5	38
BGE	—	—		—	—	—	35	—	2	37
PHI	—	—	—	—	—	—	7	1	10	18
Pepco	—	—	—		—	—	19	15	—	34
DPL	—	—	—	—		—	3	12	—	15
ACE	—	—	—	—	—		12	11	—	23
Other	3	—	—	—	—	—	—	—		3
Total	$3	$—	$—	$—	$—	$—	$173	$39	$19	$234
December 31, 2021

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	Generation	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	41	$71	$—	$9	$121
PECO	$—		—	—	—	—	30	36	—	4	70
BGE	—	—		—	—	—	4	41	—	3	48
PHI	—	1	—	—	—	1	—	5	—	9	16
Pepco	—	—	1		1	1	20	21	12	3	59
DPL	—	—	—	—		—	4	17	11	1	33
ACE	—	—	—	—	—		7	13	9	2	31
Generation	13	—	—	—	—	—		102	—	16	131
Other	3	—	—	—	—	—	11	—	—		14
Total	$16	$1	$1	$—	$1	$2	$117	$306	$32	$47	$523
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
Noncurrent Receivables from affiliates
ComEd and PECO have noncurrent receivables with Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. The receivables are recorded in Receivable related to Regulatory Agreement Units as of March 31, 2022 and in noncurrent Receivables from affiliates as of December 31, 2021. See Note 10 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements of the Exelon 2021 Form 10-K for additional information.
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

	March 31, 2022			December 31, 2021
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except per share data, unless otherwise noted)
Exelon
Executive Overview
Exelon is a utility services holding company engaged in the energy distribution and transmission businesses through ComEd, PECO, BGE, Pepco, DPL, and ACE.
Exelon has six reportable segments consisting of ComEd, PECO, BGE, Pepco, DPL, and ACE. See Note 1 — Significant Accounting Policies and Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for additional information regarding Exelon's principal subsidiaries and reportable segments.
Exelon’s consolidated financial information includes the results of its seven separate operating subsidiary registrants, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, which, along with Exelon, are collectively referred to as the Registrants. The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE. However, none of the Registrants makes any representation as to information related solely to any of the other Registrants.
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders from continuing operations and the Utility Registrants' Net income for the three months ended March 31, 2022 compared to the same period in 2021. For additional information regarding the financial results for the three months ended March 31, 2022 and 2021 see the discussions of Results of Operations by Registrant.

	Three Months Ended March 31,		(Unfavorable) Favorable Variance
	2022	2021
Exelon	$481	$525	$(44)
ComEd	188	197	(9)
PECO	206	167	39
BGE	198	209	(11)
PHI	130	128	2
Pepco	46	59	(13)
DPL	56	56	—
ACE	26	14	12
Other(a)	(241)	(176)	(65)
__________
(a)Primarily includes eliminating and consolidating adjustments, Exelon’s corporate operations, shared service entities and other financing and investing activities.

The separation of Constellation, including Generation and its subsidiaries, meets the criteria for discontinued operations and as such, Generation's results of operations are presented as discontinued operations and have been excluded from Exelon's continuing operations for all periods presented.
Accounting rules require that certain BSC costs previously allocated to Generation be presented as part of Exelon’s continuing operations as these costs do not qualify as expenses of the discontinued operations. Such costs are included in Other in the table above. See further discussion below.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Net income attributable to common shareholders from continuing operations decreased by $44 million and diluted earnings per average common share from continuing operations decreased to $0.49 in 2022 from $0.53 in 2021 primarily due to:
•An income tax expense recorded in connection with the separation primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the net deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs;
•Higher depreciation expense at BGE and PHI; and
•Higher storm costs at PHI.
The decreases were partially offset by:
•Higher electric distribution earnings from higher rate base and higher allowed electric distribution ROE due to an increase in treasury rates at ComEd;

•The favorable impacts of regulatory rate increases at PECO, BGE, and PHI; and
•Lower BSC costs presented in Exelon’s continuing operations, which were previously allocated to Generation but do not qualify as expenses of the discontinued operation per the accounting rules. Such costs, on a pre-tax basis, were $28 million for the period in 2022 prior to the separation on February 1, 2022 (January 1, 2022 to January 31, 2022) and $106 million for the three months ended March 31, 2021.
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

The following table provides a reconciliation between net income attributable to common shareholders from continuing operations as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three months ended March 31, 2022 compared to the same period in 2021.

	Three Months Ended March 31,
	2022		2021
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$481	$0.49	$525	$0.53
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $1)	—	—	(1)	—
COVID-19 Direct Costs (net of taxes of $1)(a)	—	—	2	—
Acquisition Related Costs (net of taxes of $2)(b)	—	—	6	0.01
ERP System Implementation Costs (net of taxes of $0 and $2, respectively)(c)	1	—	5	0.01
Separation Costs (net of taxes of $7 and $1, respectively)(d)	17	0.02	5	0.01
Income Tax-Related Adjustments (entire amount represents tax expense)(e)	134	0.14	—	—
Adjusted (non-GAAP) Operating Earnings	$634	$0.64	$542	$0.55
__________
Note:
Amounts may not sum due to rounding.
Unless otherwise noted, the income tax impact of each reconciling item between GAAP Net Income from Continuing Operations and Adjusted (non-GAAP) Operating Earnings is based on the marginal statutory federal and state income tax rates for each Registrant, taking into account whether the income or expense item is taxable or deductible, respectively, in whole or in part. The marginal statutory income tax rates for 2022 and 2021 ranged from 24.0% to 29.0%.

(a)Represents direct costs related to COVID-19 consisting primarily of costs to acquire personal protective equipment, costs for cleaning supplies and services, and costs to hire healthcare professionals to monitor the health of employees, which are recorded in Operating and maintenance expense.
(b)Reflects certain BSC costs related to the acquisition of Electricite de France SA's (EDF's) interest in CENG, which was completed in the third quarter of 2021, that were historically allocated to Generation but are presented as part of continuing operations in Exelon’s results as these costs do not qualify as expenses of the discontinued operations per the accounting rules.
(c)Reflects costs related to a multi-year Enterprise Resource Program (ERP) system implementation, which are recorded in Operating and maintenance expense.
(d)Represents costs related to the separation primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs, which are recorded in Operating and maintenance expense.
(e)In connection with the separation, Exelon recorded an income tax expense primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the net deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs.

Significant 2022 Transactions and Developments
Separation
On February 21, 2021, Exelon’s Board of Directors approved a plan to separate the Utility Registrants and Generation, creating two publicly traded companies (“the separation”). Exelon completed the separation on February 1, 2022. Constellation was newly formed and incorporated in Pennsylvania on June 15, 2021 for the purpose of separation and holds Generation. The separation represented a strategic shift that would have a major effect on Exelon’s operations and financial results. Accordingly, the separation meets the criteria for discontinued operations. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information on the separation and discontinued operations.

In connection with the separation, Exelon incurred separation costs impacting continuing operations of $24 million and $4 million on a pre-tax basis for the three months ended March 31, 2022 and March 31, 2021, respectively, which are recorded in Operating and maintenance expense. Total separation costs impacting continuing operations for the remainder of 2022 are not expected to be material. These costs are excluded from Adjusted (non-GAAP) Operating Earnings. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs.
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
The following tables show the Utility Registrants’ completed and pending distribution base rate case proceedings in 2022. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on these and other regulatory proceedings.
Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 16, 2021	Electric	$51	$46	7.36%	December 1, 2021	January 1, 2022
PECO - Pennsylvania	March 30, 2021	Electric	246	132	N/A	November 18, 2021	January 1, 2022
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.28%	June 8, 2021	July 1, 2021
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	September 1, 2021 (amended December 23, 2021)	Electric	27	13	9.60%	March 2, 2022	March 2, 2022
ACE - New Jersey	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	April 15, 2022	Electric	$199	7.85%	Fourth quarter of 2022
PECO - Pennsylvania	March 31, 2022	Natural Gas	82	10.95%	Fourth quarter of 2022
DPL - Delaware	January 14, 2022 (amended February 28, 2022)	Natural Gas	15	10.30%	First quarter of 2023
Transmission Formula Rates
For 2022, the following total increases were included in ComEd’s and BGE's electric transmission formula rate update. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on these and other regulatory proceedings.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$24	$(24)	$—	8.11%	11.50%
BGE	25	(4)	16	7.30%	10.50%

Other Key Business Drivers and Management Strategies
The following discussion of other key business driver and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the Registrants' combined 2021 Form 10-K and Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in this report for additional information on various environmental matters.
Legislative and Regulatory Developments
Infrastructure Investment and Jobs Act
On November 15, 2021, President Biden signed the $1.2 trillion Infrastructure Investment and Jobs Act (IIJA) into law. IIJA provides for approximately $550 billion in new federal spending. Categories of funding include funding for a variety of infrastructure needs, including but not limited to: (1) power and grid reliability and resilience, (2) resilience for cybersecurity to address critical infrastructure needs, and (3) electric vehicle charging infrastructure for alternative fuel corridors. Federal agencies are in the process of developing guidelines to implement spending programs under IIJA. The time needed to develop these guidelines will vary with some limited program applications opened as early as the first quarter of 2022. The Registrants are analyzing the legislation and considering possible opportunities to apply for funding, either directly or in potential collaborations with state and/or local agencies and key stakeholders. The Registrants cannot predict the ultimate timing and success of securing funding from programs under IIJA.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. At March 31, 2022, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2021 except for critical accounting policies and estimates that relate to Generation, which are no longer applicable to the Registrants. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the Registrants' 2021 Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
Operating revenues	$1,734	$1,535	$199
Operating expenses
Purchased power	638	527	(111)
Operating and maintenance	351	316	(35)
Depreciation and amortization	321	292	(29)
Taxes other than income taxes	96	75	(21)
Total operating expenses	1,406	1,210	(196)
Operating income	328	325	3
Other income and (deductions)
Interest expense, net	(100)	(96)	(4)
Other, net	12	7	5
Total other income and (deductions)	(88)	(89)	1
Income before income taxes	240	236	4
Income taxes	52	39	(13)
Net income	$188	$197	$(9)
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Net income decreased by $9 million as compared to the same period in 2021, primarily due to the voluntary customer refund related to the ICC investigation of matters identified in the Deferred Prosecution Agreement, partially offset by increases in electric distribution formula rate earnings (reflecting the impacts of higher rate base and higher allowed electric distribution ROE due to an increase in treasury rates). See Note 12 - Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2022
Increase
Distribution	$45
Transmission	21
Energy efficiency	7
Other	3
76
Regulatory required programs	123
Total increase	$199
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer or number of customers as a result of revenue decoupling mechanisms implemented pursuant to FEJA.
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three months ended March 31, 2022 as compared to the

ComEd
same period in 2021, due to the impact of higher rate base, higher allowed ROE due to an increase in treasury rates, and higher fully recoverable costs.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the three months ended March 31, 2022 as compared to the same periods in 2021 primarily due to the impact of higher rate base and higher fully recoverable costs.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue remained relatively the same for the three months ended March 31, 2022 as compared to the same period in 2021.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as recoveries under the credit loss expense tariff, environmental costs associated with MGP sites, Energy Transition Assistance Charge ("ETAC"), and costs related to electricity, ZEC and REC procurement. ETAC is a retail customer surcharge collected by electric utilities operating in Illinois established by CEJA and remitted to an Illinois state agency for programs to support clean energy jobs and training. The riders are designed to provide full and current cost recovery. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ComEd remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, ComEd either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from ComEd, ComEd is permitted to recover the electricity, ZEC, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power expense related to the electricity, ZECs, and RECs.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The increase of $111 million for the three months ended March 31, 2022 compared to the same period in 2021, in Purchased power expense is offset in Operating revenues as part of regulatory required programs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2022
Increase (Decrease)
Storm-related costs	$1
Pension and non-pension postretirement benefits expense	(7)
Labor, other benefits, contracting and materials	2
BSC costs	14
Other(a)	21
31
Regulatory required programs(b)	4
Total increase	$35
__________
(a)The increase is primarily due to the voluntary customer refund related to the ICC investigation of matters identified in the Deferred Prosecution Agreement. See Note 12 - Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
(b)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2022
Increase
Depreciation and amortization(a)	$15
Regulatory asset amortization(b)	14
Total increase	$29
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset
Taxes other than income taxes increased by $21 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to taxes related to ETAC, which is recovered through Operating revenues.
Effective income tax rates were 21.7% and 16.5% for the three months ended March 31, 2022 and 2021, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
Operating revenues	$1,047	$889	$158
Operating expenses
Purchased power and fuel	407	316	(91)
Operating and maintenance	247	234	(13)
Depreciation and amortization	92	86	(6)
Taxes other than income taxes	47	43	(4)
Total operating expenses	793	679	(114)
Operating income	254	210	44
Other income and (deductions)
Interest expense, net	(41)	(38)	(3)
Other, net	7	5	2
Total other income and (deductions)	(34)	(33)	(1)
Income before income taxes	220	177	43
Income taxes	14	10	(4)
Net income	$206	$167	$39
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Net income increased by $39 million, primarily due to increases in electric and gas distribution rates, and volume.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2022
	(Decrease) Increase
	Electric	Gas	Total
Weather	$(4)	$(5)	$(9)
Volume	7	7	14
Pricing	33	17	50
Transmission	5	—	5
Other	5	3	8
	46	22	68
Regulatory required programs	36	54	90
Total increase	$82	$76	$158
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2022 compared to the same period in 2021, Operating revenues related to weather decreased by the impact of unfavorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in

PECO
PECO’s service territory for the three months ended March 31, 2022 compared to the same period in 2021 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
PECO Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,228	2,302	2,416	(3.2)%	(7.8)%
Cooling Degree-Days	1	5	1	(80.0)%	—%
Volume. Electric volume, exclusive of the effects of weather, for the three months ended March 31, 2022, compared to the same period in 2021, increased on a net basis due to an increase in overall usage for customers further increased by customer growth. Natural gas volume for the three months ended March 31, 2022 compared to the same period in 2021, increased due to retail load growth.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2022	2021
Residential	3,758	3,767	(0.2)%	1.1%
Small commercial & industrial	1,937	1,881	3.0%	3.4%
Large commercial & industrial	3,332	3,272	1.8%	1.9%
Public authorities & electric railroads	182	149	22.1%	22.4%
Total electric retail deliveries(a)	9,209	9,069	1.5%	2.2%

	As of March 31,
Number of Electric Customers	2022	2021
Residential	1,521,255	1,512,255
Small commercial & industrial	155,485	154,637
Large commercial & industrial	3,102	3,109
Public authorities & electric railroads	10,342	10,237
Total	1,690,184	1,680,238
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2022	2021
Residential	20,837	20,674	0.8%	4.3%
Small commercial & industrial	10,546	10,170	3.7%	5.8%
Large commercial & industrial	10	7	42.9%	10.2%
Transportation	7,639	7,650	(0.1)%	0.7%
Total natural gas retail deliveries(a)	39,032	38,501	1.4%	4.0%

	As of March 31,
Number of Natural Gas Customers	2022	2021
Residential	499,188	493,857
Small commercial & industrial	44,959	44,604
Large commercial & industrial	5	5
Transportation	664	685
Total	544,816	539,151
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

PECO
Pricing for the three months ended March 31, 2022 compared to the same period in 2021 increased primarily due to an increase in electric and gas distribution rates charged to customers.
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenues for the three months ended March 31, 2022 compared to the same period in 2021, remained relatively consistent.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $91 million for the three months ended March 31, 2022 compared to the same period in 2021, respectively, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2022
Increase (Decrease)
BSC costs	$10
Credit loss expense	3
Storm-related costs	2
Labor, other benefits, contracting and materials	(2)
Pension and non-pension post retirement benefit expense	(1)
Other	(2)
10
Regulatory required programs	3
Total increase	$13

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2022
Increase
Depreciation and amortization(a)	$6
Regulatory asset amortization	—
Total increase	$6
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

PECO
Interest expense, net increased $3 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the issuance of debt in 2021.
Effective income tax rates were 6.4% and 5.6% for the three months ended March 31, 2022 and 2021 respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
Operating revenues	$1,154	$974	$180
Operating expenses
Purchased power and fuel	454	331	(123)
Operating and maintenance	218	197	(21)
Depreciation and amortization	171	152	(19)
Taxes other than income taxes	76	72	(4)
Total operating expenses	919	752	(167)
Operating income	235	222	13
Other income and (deductions)
Interest expense, net	(35)	(34)	(1)
Other, net	7	8	(1)
Total other income and (deductions)	(28)	(26)	(2)
Income before income taxes	207	196	11
Income taxes	9	(13)	(22)
Net income	$198	$209	$(11)
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Net income decreased $11 million primarily due to an increase in depreciation expense and credit loss expense, partially offset by favorable impacts of the multi-year plans. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2022
	Increase
	Electric	Gas	Total
Distribution	$14	$10	$24
Transmission	5	—	5
Other	8	2	10
	27	12	39
Regulatory required programs	78	63	141
Total increase	$105	$75	$180
Revenue Decoupling. The demand for electricity and natural gas is affected by weather and customer usage. However, Operating revenues are not impacted by abnormal weather or usage per customer as a result of a monthly rate adjustment that provides for fixed distribution revenue per customer by customer class. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers.

	As of March 31,
Number of Electric Customers	2022	2021
Residential	1,199,272	1,192,470
Small commercial & industrial	115,363	114,819
Large commercial & industrial	12,674	12,505
Public authorities & electric railroads	268	266
Total	1,327,577	1,320,060

BGE

	As of March 31,
Number of Natural Gas Customers	2022	2021
Residential	653,397	648,824
Small commercial & industrial	38,356	38,318
Large commercial & industrial	6,193	6,120
Total	697,946	693,262
Distribution Revenue increased for the three months ended March 31, 2022, compared to the same period in 2021, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the increases in underlying costs and capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other revenue increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in late fees charged to customers.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $123 million for the three months ended March 31, 2022 compared to the same period in 2021, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2022
Increase (Decrease)
Labor, other benefits, contracting, and materials	$4
Pension and non-pension postretirement benefits expense	(3)
BSC costs	8
Credit loss expense	14
Other	(3)
20
Regulatory required programs	1
Total increase	$21
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2022
Increase
Depreciation and amortization(a)	$9
Regulatory required programs	7
Regulatory asset amortization	3
Total increase	$19
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were 4.3% and (6.6)% for the three months ended March 31, 2022 and 2021, respectively. The change is primarily due to decreases in the multi-year plans' accelerated income tax benefits in 2022 as compared to 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans and Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three months ended March 31, 2022 compared to the same period in 2021. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
PHI	$130	$128	$2
Pepco	46	59	(13)
DPL	56	56	—
ACE	26	14	12
Other(a)	2	(1)	3
_________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Net Income increased by $2 million primarily due to favorable impacts as a result of Pepco's Maryland and District of Columbia multi-year plans and higher electric distribution rates at DPL and ACE, partially offset by an increase in storm costs and depreciation expense.

Pepco

Results of Operations — Pepco

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
Operating revenues	$614	$553	$61
Operating expenses
Purchased power	213	166	(47)
Operating and maintenance	131	108	(23)
Depreciation and amortization	108	102	(6)
Taxes other than income taxes	95	90	(5)
Total operating expenses	547	466	(81)
Operating income	67	87	(20)
Other income and (deductions)
Interest expense, net	(36)	(34)	(2)
Other, net	13	12	1
Total other income and (deductions)	(23)	(22)	(1)
Income before income taxes	44	65	(21)
Income taxes	(2)	6	8
Net income	$46	$59	$(13)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Net income decreased $13 million primarily due to an increase in storm costs, depreciation expense, and credit loss expense, partially offset by the favorable impacts of the Maryland and District of Columbia multi-year plans.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2022
Increase (Decrease)
Distribution	$6
Transmission	3
Other	(3)
6
Regulatory required programs	55
Total increase	$61
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

	As of March 31,
Number of Electric Customers	2022	2021
Residential	846,258	835,415
Small commercial & industrial	54,509	53,738
Large commercial & industrial	22,620	22,492
Public authorities & electric railroads	184	174
Total	923,571	911,819
Distribution Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans.

Pepco

Transmission Revenue Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increases in underlying costs.
Other Revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, DC PLUG, and SOS procurement and administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, as Pepco remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, Pepco acts as the billing agent and therefore, Pepco does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from Pepco, Pepco is permitted to recover the electricity and REC procurement costs from customers and therefore records the amounts related to the electricity and RECs in Operating revenues and Purchased power expense. Pepco recovers electricity and REC procurement costs from customers with a slight mark-up.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $47 million for the three months ended March 31, 2022 compared to the same period in 2021, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2022
Increase
Storm-related costs	$6
BSC and PHISCO Costs	6
Credit loss expense	4
Labor, other benefits, contracting and materials	4
Other	3
23
Regulatory required programs	—
Total increase	$23

Pepco

The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2022
Increase (Decrease)
Depreciation and amortization(a)	$5
Regulatory asset amortization	(4)
Regulatory required programs	5
Total increase	$6
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were (4.5)% and 9.2% for the three months ended March 31, 2022 and 2021, respectively. The change is primarily due to the acceleration of certain income tax benefits as a result of the Maryland and District of Columbia multi-year plans. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statement for additional information on the three-year electric distribution multi-year plans and Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
Operating revenues	$431	$382	$49
Operating expenses
Purchased power and fuel	189	156	(33)
Operating and maintenance	93	83	(10)
Depreciation and amortization	57	53	(4)
Taxes other than income taxes	18	17	(1)
Total operating expenses	357	309	(48)
Operating income	74	73	1
Other income and (deductions)
Interest expense, net	(16)	(15)	(1)
Other, net	2	3	(1)
Total other income and (deductions)	(14)	(12)	(2)
Income before income taxes	60	61	(1)
Income taxes	4	5	1
Net income	$56	$56	$—
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Net income remained consistent.
The changes in Operating revenues consisted of the following:

	Three Months Ended March 31, 2022
	Increase
	Electric	Gas	Total
Volume	$5	$1	$6
Distribution	6	2	8
Transmission	2	—	2
	13	3	16
Regulatory required programs	25	8	33
Total increase	$38	$11	$49
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended March 31, 2022 compared to the same period in 2021, Operating revenues related to weather remained consistent.

DPL

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the three months ended March 31, 2022 compared to same period in 2021 and normal weather consisted of the following:

	Three Months Ended March 31,			% Change
Delaware Electric Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,355	2,358	2,480	(0.1)%	(5.0)%
Cooling Degree-Days	3	3	—	—%	—%

	Three Months Ended March 31,			% Change
Delaware Natural Gas Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,355	2,358	2,500	(0.1)%	(5.8)%
Volume, exclusive of the effects of weather, increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to customer growth and usage.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2022	2021
Residential	895	854	4.8%	4.2%
Small commercial & industrial	370	342	8.2%	7.7%
Large commercial & industrial	765	689	11.0%	11.0%
Public authorities & electric railroads	9	9	—%	5.3%
Total electric retail deliveries(a)	2,039	1,894	7.7%	7.3%

	As of March 31,
Number of Total Electric Customers (Maryland and Delaware)	2022	2021
Residential	478,009	473,917
Small commercial & industrial	63,296	62,647
Large commercial & industrial	1,221	1,208
Public authorities & electric railroads	603	608
Total	543,129	538,380
_________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2022	2021
Residential	4,453	4,394	1.3%	0.3%
Small commercial & industrial	1,983	1,868	6.2%	6.0%
Large commercial & industrial	457	457	—%	0.1%
Transportation	2,207	2,224	(0.8)%	(0.7)%
Total natural gas deliveries(a)	9,100	8,943	1.8%	1.3%

DPL

	As of March 31,
Number of Delaware Natural Gas Customers	2022	2021
Residential	128,695	127,522
Small commercial & industrial	10,097	10,043
Large commercial & industrial	17	19
Transportation	159	160
Total	138,968	137,744
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Distribution Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to higher electric distribution rates in Maryland that became effective in March 2022, higher Distribution System Improvement Charge (DSIC) rates in Delaware that became effective in January 2022, and higher approved electric distribution rates in Delaware that became effective in September 2021.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increases in underlying costs.
Other Revenue includes rental revenue, revenue related to late payment charges, mutual assistance revenues, and recoveries of other taxes.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, DE Renewable Portfolio Standards, SOS procurement and administrative costs, and GCR costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power and fuel expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. All customers have the choice to purchase electricity from competitive electric generation suppliers; however, only certain commercial and industrial customers have the choice to purchase natural gas from competitive natural gas suppliers. Customer choice programs do not impact the volume of deliveries as DPL remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation or natural gas from competitive suppliers, DPL either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore does not record Operating revenues or Purchased power and fuel expense related to the electricity and/or natural gas. For customers that choose to purchase electric generation or natural gas from DPL, DPL is permitted to recover the electricity, natural gas, and REC procurement costs from customers and therefore records the amounts related to the electricity, natural gas, and RECs in Operating revenues and Purchased power and fuel expense. DPL recovers electricity and REC procurement costs from customers with a slight mark-up, and natural gas costs without mark-up.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $33 million for the three months ended March 31, 2022, compared to the same period in 2021, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

DPL

The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2022
Increase
BSC and PHISCO costs	$3
Storm-related costs	3
Credit loss expense	2
Labor, other benefits, contracting and materials	(2)
Other	3
9
Regulatory required programs	1
Total increase	$10
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2022
Increase
Depreciation and amortization(a)	$3
Regulatory asset amortization	—
Regulatory required programs	1
Total increase	$4
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were 6.7% and 8.2% for the three months ended March 31, 2022 and 2021, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
Operating revenues	$349	$310	$39
Operating expenses
Purchased power	178	157	(21)
Operating and maintenance	84	76	(8)
Depreciation and amortization	47	47	—
Taxes other than income taxes	2	2	—
Total operating expenses	311	282	(29)
Operating income	38	28	10
Other income and (deductions)
Interest expense, net	(14)	(15)	1
Other, net	3	1	2
Total other income and (deductions)	(11)	(14)	3
Income before income taxes	27	14	13
Income taxes	1	—	(1)
Net income	$26	$14	$12

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021. Net income increased $12 million primarily due to increases in distribution rates.
The changes in Operating revenues consisted of the following:

Three Months Ended March 31, 2022
Increase
Weather	$1
Volume	2
Distribution	11
Transmission	5
19
Regulatory required programs	20
Total increase	$39
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
Weather. Prior to the third quarter of 2021, the demand for electricity was affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. During the three months ended March 31, 2022 compared to the same period in 2021, Operating revenues related to weather increased due to the absence of impacts in the first quarter of 2022 as a result of the CIP.

ACE

Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the three months ended March 31, 2022 compared to same period in 2021 and normal weather consisted of the following:

	Three Months Ended March 31,		Normal	% Change
Heating and Cooling Degree-Days	2022	2021		2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,436	2,348	2,454	3.7%	(0.7)%
Cooling Degree-Days	2	4	1	(50.0)%	100.0%
Volume, exclusive of the effects of weather, increased for the three months ended March 31, 2022 compared to the same period in 2021, due to the absence of impacts in the first quarter of 2022 as a result of the CIP.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended March 31,		% Change	Weather - Normal % Change(b)
	2022	2021
Residential	918	928	(1.1)%	(2.3)%
Small commercial & industrial	339	305	11.1%	9.7%
Large commercial & industrial	703	716	(1.8)%	(2.4)%
Public authorities & electric railroads	14	13	7.7%	6.2%
Total electric retail deliveries(a)	1,974	1,962	0.6%	(0.4)%

	As of March 31,
Number of Electric Customers	2022	2021
Residential	500,511	498,396
Small commercial & industrial	62,124	61,771
Large commercial & industrial	3,124	3,267
Public authorities & electric railroads	724	704
Total	566,483	564,138
_________
(a)Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 due to higher distribution rates that become effective in January 2022.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increases in capital investment and underlying costs.
Other Revenue includes rental revenue, service connection fees, and mutual assistance revenues.
Regulatory Required Programs represent revenues collected under approved riders to recover costs incurred for regulatory programs such as energy efficiency programs, Societal Benefits Charge, Transition Bonds, and BGS procurement and administrative costs. The riders are designed to provide full and current cost recovery as well as a return in certain instances. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense, and Taxes other than income taxes. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries, as ACE remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, ACE acts as the billing agent and therefore, ACE does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from ACE, ACE is permitted to recover the

ACE

electricity, ZEC, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power expense related to the electricity, ZECs, and RECs.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The increase of $21 million for the three months ended March 31, 2022 compared to the same period in 2021, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

Three Months Ended March 31, 2022
Increase
BSC and PHISCO costs	$2
Labor, other benefits, contracting and materials	1
Storm-related costs	1
4
Regulatory required programs(a)	4
Total increase	$8
_________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

Three Months Ended March 31, 2022
Increase (Decrease)
Depreciation and amortization(a)	$3
Regulatory asset amortization	1
Regulatory required programs	(4)
Total	$—
_________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Effective income tax rates were 3.7% and 0.0% for the three months ended March 31, 2022 and 2021, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

Liquidity and Capital Resources (All Registrants)
All results included throughout the liquidity and capital resources section are presented on a GAAP basis.
The Registrants’ operating and capital expenditures requirements are provided by internally generated cash flows from operations, as well as funds from external sources in the capital markets and through bank borrowings. The Registrants’ businesses are capital intensive and require considerable capital resources. Each of the Registrants annually evaluates its financing plan, dividend practices, and credit line sizing, focusing on maintaining its investment grade ratings while meeting its cash needs to fund capital requirements, including construction expenditures, retire debt, pay dividends, and fund pension and OPEB obligations. The Registrants spend a significant amount of cash on capital improvements and construction projects that have a long-term return on investment. Additionally, the Utility Registrants operate in rate-regulated environments in which the amount of new investment recovery may be delayed or limited and where such recovery takes place over an extended period of time. Each Registrant’s access to external financing on reasonable terms depends on its credit ratings and current overall capital market business conditions, including that of the utility industry in general. If these conditions deteriorate to the extent that the Registrants no longer have access to the capital markets at reasonable terms, the Registrants have access to credit facilities with aggregate bank commitments of $4.0 billion. The Registrants utilize their credit facilities to support their commercial paper programs, provide for other short-term borrowings and to issue letters of credit. See the “Credit Matters and Cash Requirements” section below for additional information. The Registrants expect cash flows to be sufficient to meet operating expenses, financing costs, and capital expenditure requirements. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt and credit agreements.
Cash flows related to Constellation have not been presented as discontinued operations and are included in the Consolidated Statements of Cash Flows for all periods presented. The Exelon Consolidated Statement of Cash Flows for the three months ended March 31, 2022 includes one month of cash flows from Generation. The Exelon Consolidated Statement of Cash Flows for the three months ended March 31, 2021 includes three months of cash flows from Generation. This is the primary reason for the changes in cash flows as shown in the tables unless otherwise noted below.
Cash Flows from Operating Activities
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
See Note 3 — Regulatory Matters of the Exelon 2021 Form 10-K and Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the three months ended March 31, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$862	$(9)	$39	$(11)	$2	$(13)	$—	$12
Adjustments to reconcile net income to cash:
Non-cash operating activities	69	20	17	70	66	37	17	11
Option premiums (paid), net	(55)	—	—	—	—	—	—	—
Collateral received, net	869	38	—	—	—	—	—	—
Income taxes	(36)	21	(3)	13	2	(1)	(4)	(1)
Pension and non-pension postretirement benefit contributions	(37)	(5)	4	9	(31)	—	(1)	(4)
Changes in working capital and other noncurrent assets and liabilities	1,371	53	(41)	67	(16)	—	31	(28)
Increase (decrease) in cash flows from operating activities	$3,043	$118	$16	$148	$23	$23	$43	$(10)
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. See above for additional information related to cash flows from Generation. Significant operating cash flow impacts for the Registrants and Generation for the three months ended March 31, 2022 and 2021 were as follows:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether Generation was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets.
•See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•Changes in working capital and other noncurrent assets and liabilities for the Utility Registrants and Exelon Corporate total $88 million and for Generation total $1,283 million. The change for Generation primarily relates to the revolving accounts receivable financing arrangement. See Note 6 — Accounts Receivable of the Exelon 2021 Form 10-K and the Collection of DPP discussion below for additional information.

Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the three months ended March 31, 2022 and 2021 by Registrant:

(Decrease) increase in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$218	$(4)	$(49)	$33	$47	$2	$9	$36
Investment in NDT fund sales, net	3	—	—	—	—	—	—	—
Collection of DPP	(1,405)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(664)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	48	—	—	—	—	—
Other investing activities	(66)	—	1	1	1	—	1	—
(Decrease) increase in cash flows from investing activities	$(1,914)	$(4)	$—	$34	$48	$2	$10	$36
Significant investing cash flow impacts for the Registrants for three months ended March 31, 2022 and 2021 were as follows:
•Variances in capital expenditures are primarily due to the timing of cash expenditures for capital projects. See the "Credit Matters and Cash Requirements" section below for additional information on projected capital expenditure spending. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for capital expenditures related to Generation prior to the separation.
•Collection of DPP relates to the revolving accounts receivable financing agreement which Generation entered into in April of 2020. See Note 6 — Accounts Receivable of the Exelon 2021 Form 10-K for additional information on the transaction and the DPP, including the $400 million of additional funding received in February and March of 2021.
•Proceeds from sales of assets and businesses decreased primarily due to the sale of a significant portion of Generation's solar business in 2021. See Note 2 — Mergers, Acquisitions, and Dispositions of the Exelon 2021 Form 10-K for additional information.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer below for more information regarding the intercompany money pool.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the three months ended March 31, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$(997)	$188	$—	$(36)	$(100)	$(140)	$(3)	$43
Long-term debt, net	2,669	50	(375)	—	119	250	—	(131)
Changes in intercompany money pool	—	—	105	—	36	—	—	—
Dividends paid on common stock	42	(17)	(15)	(2)	—	(14)	(1)	(5)
Distributions to member	—	—	—	—	(21)	—	—	—
Contributions from(to) parent/member	—	(31)	227	—	144	249	24	(130)
Transfer of cash, restricted cash, and cash equivalents to Constellation	(2,594)	—	—	—	—	—	—	—
Other financing activities	(38)	(1)	3	(1)	(4)	(4)	—	—
Increase (decrease) in cash flows from financing activities	$(918)	$189	$(55)	$(39)	$174	$341	$20	$(223)
Significant financing cash flow impacts for the Registrants for the three months ended March 31, 2022 and 2021 were as follows:
•Changes in short-term borrowings, net, is driven by repayments on and issuances of notes due in less than 365 days. Refer to Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on short-term borrowings for the Registrants. These changes also included repayments of $552 million in commercial paper and term loans by Generation prior to the separation.
•Long-term debt, net, varies due to debt issuances and redemptions each year. Refer to Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on debt issuances. Refer to the debt redemptions table below for additional information.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer below for more information regarding the intercompany money pool.
•Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 19 — Commitments and Contingencies of the Exelon 2021 Form 10-K for additional information on dividend restrictions. See below for quarterly dividends declared.
•Refer to Note 2 - Discontinued Operations for the transfer of cash, restricted cash, and cash equivalents to Constellation related to the separation.
•For the three months ended March 31, 2022, other financing activities primarily consists of debt issuance costs. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances.
Debt
See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the three months ended March 31, 2022, there were no long-term debt retirements or redemptions. However, as of May 9, 2022, the following long-term debt was retired and/or redeemed:

Company	Type	Interest Rate	Maturity	Amount
Pepco	First Mortgage Bonds	3.05%	April 1, 2022	$200
Exelon	Junior Subordinated Notes	3.50%	May 2, 2022	1,150
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the three months ended March 31, 2022 and for the second quarter of 2022 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2022	February 8, 2022	February 25, 2022	March 10, 2022	$0.3375
Second Quarter 2022	April 26, 2022	May 13, 2022	June 10, 2022	$0.3375
_________
(a)Exelon's Board of Directors approved an updated dividend policy for 2022. The 2022 quarterly dividend will be $0.3375 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.7 billion was available to support additional commercial paper as of March 31, 2022, and of which no financial institution has more than 7% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the three months ended March 31, 2022 to fund their short-term liquidity needs, when necessary. On February 1, 2022, Exelon Corporate and the Utility Registrants each entered into a new 5-year revolving credit facility that replaced its existing syndicated revolving credit facility. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the Exelon 2021 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
Pursuant to the Separation Agreement between Exelon and Constellation, Exelon made a cash payment of $1.75 billion to Generation on January 31, 2022. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information on the separation.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at March 31, 2022 and available credit facility capacity prior to any incremental collateral at March 31, 2022:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$40	$—	$998
PECO	2	39	600
BGE	2	62	350
Pepco	2	—	300
DPL	2	16	300
ACE	1	—	300
_________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of March 31, 2022, the most recent estimates of capital expenditures for plant additions and improvements for 2022 are as follows:

(In millions)	Transmission	Distribution	Gas	Total(a)
Exelon	N/A	N/A	N/A	$6,900
ComEd	475	2,000	N/A	2,475
PECO	200	800	325	1,325
BGE	250	500	475	1,225
PHI	575	1,200	75	1,850
Pepco	275	675	N/A	950
DPL	125	250	75	450
ACE	175	275	N/A	450
__________
(a)Numbers rounded to the nearest $25M and may not sum due to rounding.
Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Pension and Other Postretirement Benefits
Management considers various factors when making pension funding decisions, including actuarially determined minimum contribution requirements under ERISA, contributions required to avoid benefit restrictions and at-risk status as defined by the Pension Protection Act of 2006 (the Act), management of the pension obligation, and regulatory implications. The Act requires the attainment of certain funding levels to avoid benefit restrictions (such as an inability to pay lump sums or to accrue benefits prospectively), and at-risk status (which triggers higher minimum contribution requirements and participant notification). The projected contributions reflect a funding strategy to make levelized annual contributions with the objective of achieving 100% funded status on an ABO basis over time. This level funding strategy helps minimize volatility of future period required pension contributions. Post-separation, Exelon's estimated annual qualified pension contributions will be approximately $313 million in 2022. In connection with the separation, additional qualified pension contributions of $207 million and $33 million were completed on February 1, 2022 and March 2, 2022, respectively. Unlike the qualified pension plans, Exelon’s non-qualified pension plans are not funded, given that they are not subject to statutory minimum contribution requirements.
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
See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ credit facilities and short term borrowing activity.
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
The credit ratings for ComEd, PECO, BGE, and DPL did not change for the three months ended March 31, 2022. On January 14, 2022, Fitch lowered Exelon Corporate's long-term and senior unsecured ratings from BBB+ to BBB and affirmed the short-term rating of F2. In addition, Fitch upgraded Pepco, ACE, and PHI's long-term rating from BBB to BBB+ and upgraded Pepco and ACE's senior secured rating from A- to A.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of March 31, 2022, are presented in the following table. Pepco, ACE, and DPL had no activity within the PHI intercompany money pool during the three months ended March 31, 2022.

	During the Three Months Ended March 31, 2022		As of March 31, 2022
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$396	$—	$312
PECO	—	(95)	(65)
BSC	—	(377)	(246)
PHI Corporate	—	(54)	(46)
PCI	50	—	45
Shelf Registration Statements
Exelon and the Utility Registrants have a currently effective combined shelf registration statement unlimited in amount, filed with the SEC, that will expire in August 2022. The ability of each Registrant to sell securities off the shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including other required regulatory approvals, as applicable, the current financial condition of the Registrant, its securities ratings and market conditions.
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of March 31, 2022
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a)	FERC	December 31, 2023	$2,500	ICC	January 1, 2025	$1,343
PECO(b)	FERC	December 31, 2023	1,500	PAPUC	December 31, 2024	1,900
BGE	FERC	December 31, 2023	700	MDPSC	N/A	500
Pepco	FERC	December 31, 2023	500	MDPSC / DCPSC	December 31, 2022	225
DPL	FERC	December 31, 2023	500	MDPSC / DEPSC	December 31, 2022	47
ACE(c)	NJBPU	December 31, 2023	350	NJBPU	December 31, 2022	—
_________
(a)On November 18, 2021, ComEd received approval from the ICC for $2 billion in new money long-term debt financing authority with an effective date of January 1, 2022.
(b)On December 2, 2021, PECO received approval from the PAPUC for $2.5 billion in new long-term debt financing authority with an effective date of January 1, 2022.
(c)ACE is currently in the process of renewing its long-term financing authority with the NJBPU and expects approval by August 1, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Registrants hold commodity and financial instruments that are exposed to the following market risks:
•Commodity price risk, which is discussed further below.
•Counterparty credit risk associated with non-performance by counterparties on executed derivative instruments and participation in all, or some of the established, wholesale spot energy markets that are administered by PJM. The credit policies of PJM may, under certain circumstances, require that losses arising from the default of one member on spot energy market transactions be shared by the remaining participants. See Note 9 — Derivative Financial Instruments of the Combined Notes to Consolidated Financial Statements for a detailed discussion of counterparty credit risk related to derivative instruments.
•Equity price and interest rate risk associated with Exelon’s pension and OPEB plan trusts. See Note 15 — Retirement Benefits of the Exelon 2021 Form 10-K for additional information.
•Interest rate risk associated with changes in interest rates for the Registrants’ outstanding long-term debt. This risk is significantly reduced as substantially all of the Registrants’ outstanding debt has fixed interest rates. There is inherent interest rate risk related to refinancing maturing debt by issuing new long-term debt. The Registrants use a combination of fixed-rate and variable-rate debt to manage interest rate exposure. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information.
The Registrants operate primarily under cost-based rate regulation limiting exposure to the effects of market risk. Hedging programs are utilized to reduce exposure to energy and natural gas price volatility and have no direct earnings impacts as the costs are fully recovered through regulatory-approved recovery mechanisms.
Exelon manages these risks through risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. Risk management issues are reported to Exelon’s Executive Committee, the Risk Management Committees of each Utility Registrant, and the Audit and Risk Committee of Exelon’s Board of Directors.
Commodity Price Risk
Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather conditions, governmental regulatory and environmental policies, and other factors. To the extent the total amount of energy Exelon purchases differs from the amount of energy it has contracted to sell, Exelon is exposed to market fluctuations in commodity prices. Exelon seeks to mitigate its commodity price risk through the sale and purchase of electricity and natural gas.
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
For additional information on these contracts, see Note 9 — Derivative Financial Instruments and Note 11 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements.
The following table presents the maturity and source of fair value for Exelon’s and ComEd’s mark-to-market commodity contract liabilities. These liabilities are associated with ComEd’s floating-to-fixed energy swap contracts with unaffiliated suppliers. The table provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of Exelon's and ComEd's total mark-to-market liabilities. Second, the table shows the maturity, by year, of Exelon's and ComEd's commodity contract liabilities giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 11 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
	2022	2023	2024	2025	2026	2027 and Beyond
Prices based on model or other valuation methods (Level 3)	$(1)	$(8)	$(18)	$(18)	$(18)	$(81)	$(144)
ITEM 4.    CONTROLS AND PROCEDURES
During the first quarter of 2022, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of March 31, 2022, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of Exelon’s 2021 Form 10-K and (b) Notes 3 — Regulatory Matters and 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At March 31, 2022, the Registrants' risk factors were consistent with the risk factors described in the Registrants' combined 2021 Form 10-K in ITEM 1A. RISK FACTORS.
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

Exhibit No.	Description

4.1*	One Hundred and Thirtieth Supplemental Indenture dated as of January 1, 2022, among Delmarva Power & Light Company and The Bank of New York Mellon Company, as trustee*

4.2
Fifth Supplemental Indenture dated as of March 7, 2022, among Exelon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (File 001-16169, Form 8-K dated March 7, 2022, Exhibit 4.2)

4.3	Supplement Indenture dated as of February 23, 2022, to Commonwealth Edison Company Mortgage (File 001-01839, Form 8-K/A dated March 15, 2022, Exhibit 4.1)

4.4	Supplemental Indenture dated as of March 1, 2022, to Potomac Electric Power Company Mortgage and Deed of Trust (File No. 001-01072, Form 8-K dated March 24, 2022, Exhibit 4.2)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed by the following officers for the following companies:

Exhibit No.	Description
31-1	Filed by Christopher M. Crane for Exelon Corporation

31-2	Filed by Joseph Nigro for Exelon Corporation

31-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

31-4	Filed by Elisabeth J. Graham for Commonwealth Edison Company

31-5	Filed by Michael A. Innocenzo for PECO Energy Company

31-6	Filed by Robert J. Stefani for PECO Energy Company

31-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

31-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

31-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

31-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

31-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

31-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

31-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

31-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

31-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

31-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed by the following officers for the following companies:

Exhibit No.	Description
32-1	Filed by Christopher M. Crane for Exelon Corporation

32-2	Filed by Joseph Nigro for Exelon Corporation

32-3	Filed by Gil C. Quiniones for Commonwealth Edison Company

32-4	Filed by Elisabeth J. Graham for Commonwealth Edison Company

32-5	Filed by Michael A. Innocenzo for PECO Energy Company

32-6	Filed by Robert J. Stefani for PECO Energy Company

32-7	Filed by Carim V. Khouzami for Baltimore Gas and Electric Company

32-8	Filed by David M. Vahos for Baltimore Gas and Electric Company

32-9	Filed by J. Tyler Anthony for Pepco Holdings LLC

32-10	Filed by Phillip S. Barnett for Pepco Holdings LLC

32-11	Filed by J. Tyler Anthony for Potomac Electric Power Company

32-12	Filed by Phillip S. Barnett for Potomac Electric Power Company

32-13	Filed by J. Tyler Anthony for Delmarva Power & Light Company

32-14	Filed by Phillip S. Barnett for Delmarva Power & Light Company

32-15	Filed by J. Tyler Anthony for Atlantic City Electric Company

32-16	Filed by Phillip S. Barnett for Atlantic City Electric Company

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
May 9, 2022

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COMMONWEALTH EDISON COMPANY

/s/ GIL C. QUINIONES	/s/ ELISABETH J. GRAHAM
Gil C. Quiniones	Elisabeth J. Graham
Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ STEVEN J. CICHOCKI
Steven J. Cichocki
Director, Accounting (Principal Accounting Officer)
May 9, 2022

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
May 9, 2022

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
May 9, 2022

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PEPCO HOLDINGS LLC

/s/ J. TYLER ANTHONY	/s/ PHILLIP S. BARNETT
J. Tyler Anthony	Phillip S. Barnett
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 9, 2022

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
POTOMAC ELECTRIC POWER COMPANY

/s/ J. TYLER ANTHONY	/s/ PHILLIP S. BARNETT
J. Tyler Anthony	Phillip S. Barnett
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 9, 2022

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DELMARVA POWER & LIGHT COMPANY

/s/ J. TYLER ANTHONY	/s/ PHILLIP S. BARNETT
J. Tyler Anthony	Phillip S. Barnett
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 9, 2022

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ATLANTIC CITY ELECTRIC COMPANY

/s/ J. TYLER ANTHONY	/s/ PHILLIP S. BARNETT
J. Tyler Anthony	Phillip S. Barnett
President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ JULIE E. GIESE
Julie E. Giese
Director, Accounting (Principal Accounting Officer)
May 9, 2022