Form 10-Q
period 2022-06-30
EXELON CORP; BALTIMORE GAS & ELECTRIC CO; COMMONWEALTH EDISON Co; PEPCO HOLDINGS LLC; PECO ENERGY CO; POTOMAC ELECTRIC POWER CO; ATLANTIC CITY ELECTRIC CO; DELMARVA POWER & LIGHT CO /DE/
filed 2022-08-03
CIK 1109357, 9466, 22606, 1135971, 78100, 79732, 8192, 27879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
(an Illinois corporation) 10 South Dearborn Street Chicago, Illinois 60603-2300 (312) 394-4321

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of each registrant’s common stock as of June 30, 2022 was:

Exelon Corporation Common Stock, without par value	980,472,436
Commonwealth Edison Company Common Stock, $12.50 par value	127,021,391
PECO Energy Company Common Stock, without par value	170,478,507
Baltimore Gas and Electric Company Common Stock, without par value	1,000
Pepco Holdings LLC	not applicable
Potomac Electric Power Company Common Stock, $0.01 par value	100
Delmarva Power & Light Company Common Stock, $2.25 par value	1,000
Atlantic City Electric Company Common Stock, $3.00 par value	8,546,017

GLOSSARY OF TERMS AND ABBREVIATIONS
Exelon Corporation and Related Entities
Exelon	Exelon Corporation
ComEd	Commonwealth Edison Company
PECO	PECO Energy Company
BGE	Baltimore Gas and Electric Company
Pepco Holdings or PHI	Pepco Holdings LLC
Pepco	Potomac Electric Power Company
DPL	Delmarva Power & Light Company
ACE	Atlantic City Electric Company
Registrants	Exelon, ComEd, PECO, BGE, PHI, Pepco, DPL, and ACE, collectively
Utility Registrants	ComEd, PECO, BGE, Pepco, DPL, and ACE, collectively
ACE Funding or ATF	Atlantic City Electric Transition Funding LLC
BSC	Exelon Business Services Company, LLC
Exelon Corporate	Exelon in its corporate capacity as a holding company
PCI	Potomac Capital Investment Corporation and its subsidiaries
PECO Trust III	PECO Energy Capital Trust III
PECO Trust IV	PECO Energy Capital Trust IV
PHI Corporate	PHI in its corporate capacity as a holding company
PHISCO	PHI Service Company
Former Related Entities
Constellation	Constellation Energy Corporation
Generation	Constellation Energy Generation, LLC (formerly Exelon Generation Company, LLC, a subsidiary of Exelon prior to separation on February 1, 2022)

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
2021 Form 10-K	The Registrants' Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022
2021 Recast Form 10-K	The Registrants' Current Report on Form 8-K filed with the SEC on June 30, 2022 to recast Exelon's consolidated financial statements and certain other financial information originally included in the 2021 Form 10-K
Note - of the 2021 Recast Form 10-K	Reference to specific Combined Note to Consolidated Financial Statements in the 2021 Recast Form 10-K
AEC	Alternative Energy Credit that is issued for each megawatt hour of generation from a qualified alternative energy source
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CEJA (formerly Clean Energy Law in the Exelon 2021 Form 10-K)	Climate and Equitable Jobs Act; Illinois Public Act 102-0662 signed into law on September 15, 2021
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended
CIP	Conservation Incentive Program
CMC	Carbon Mitigation Credit
CODM	Chief Operating Decision Maker(s)
DC PLUG	District of Columbia Power Line Undergrounding Initiative
DCPSC	Public Service Commission of the District of Columbia
DEPSC	Delaware Public Service Commission
DOEE	District of Columbia Department of Energy & Environment
DPP	Deferred Purchase Price
EIMA	Energy Infrastructure Modernization Act (Illinois Senate Bill 1652 and Illinois House Bill 3036)
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ERISA	Employee Retirement Income Security Act of 1974, as amended
ETAC	Energy Transition Assistance Charge
FEJA	Illinois Public Act 99-0906 or Future Energy Jobs Act
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles in the United States
GCR	Gas Cost Rate
GSA	Generation Supply Adjustment
GWh	Gigawatt hour
ICC	Illinois Commerce Commission
Illinois Settlement Legislation	Legislation enacted in 2007 affecting electric utilities in Illinois
IPA	Illinois Power Agency
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plant
mmcf	Million Cubic Feet

GLOSSARY OF TERMS AND ABBREVIATIONS
Other Terms and Abbreviations
MW	Megawatt
MWh	Megawatt hour
N/A	Not applicable
NDT	Nuclear Decommissioning Trust
NJBPU	New Jersey Board of Public Utilities
NPNS	Normal Purchase Normal Sale scope exception
NPS	National Park Service
OCI	Other Comprehensive Income
OPEB	Other Postretirement Employee Benefits
PAPUC	Pennsylvania Public Utility Commission
PGC	Purchased Gas Cost Clause
PJM	PJM Interconnection, LLC
POLR	Provider of Last Resort
PPA	Power Purchase Agreement
PP&E	Property, plant, and equipment
PRP	Potentially Responsible Parties
REC	Renewable Energy Credit which is issued for each megawatt hour of generation from a qualified renewable energy source
Regulatory Agreement Units	Nuclear generating units or portions thereof whose decommissioning-related activities are subject to contractual elimination under regulatory accounting
RFP	Request for Proposal
Rider	Reconcilable Surcharge Recovery Mechanism
ROE	Return on equity
ROU	Right-of-use
RPS	Renewable Energy Portfolio Standards
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
STRIDE	Maryland Strategic Infrastructure Development and Enhancement Program
TCJA	Tax Cuts and Jobs Act
Transition Bonds	Transition Bonds issued by ACE Funding
ZEC	Zero Emission Credit or Zero Emission Certificate

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
The factors that could cause actual results to differ materially from the forward-looking statements made by the Registrants include those factors discussed herein, as well as the items discussed in (1) the 2021 Form 10-K in Part I, ITEM 1A. Risk Factors; (2) the 2021 Recast Form 10-K in (a) Part II, ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part II, ITEM 8. Financial Statements and Supplementary Data: Note 17, Commitments and Contingencies; (3) this Quarterly Report on Form 10-Q in (a) Part II, ITEM 1A. Risk Factors, (b) Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) Part I, ITEM 1. Financial Statements: Note 12, Commitments and Contingencies; and (4) other factors discussed in filings with the SEC by the Registrants.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$3,934	$3,739	$8,415	$7,609
Natural gas operating revenues	307	234	1,124	867
Revenues from alternative revenue programs	(2)	47	27	176
Total operating revenues	4,239	4,020	9,566	8,652
Operating expenses
Purchased power	1,167	1,006	2,748	2,146
Purchased fuel	107	58	445	276
Purchased power and fuel from affiliates	—	257	159	550
Operating and maintenance	1,109	1,073	2,288	2,155
Depreciation and amortization	830	736	1,647	1,494
Taxes other than income taxes	330	314	684	631
Total operating expenses	3,543	3,444	7,971	7,252
(Loss) gain on sales of assets and businesses	(2)	4	(2)	4
Operating income	694	580	1,593	1,404
Other income and (deductions)
Interest expense, net	(352)	(318)	(684)	(630)
Interest expense to affiliates	(6)	(6)	(13)	(13)
Other, net	175	73	313	131
Total other income and (deductions)	(183)	(251)	(384)	(512)
Income from continuing operations before income taxes	511	329	1,209	892
Income taxes	46	3	263	42
Equity in earnings of unconsolidated affiliates	—	—	—	1
Net income from continuing operations after income taxes	465	326	946	851
Net income (loss) from discontinued operations after income taxes (Note 2)	—	150	117	(640)
Net income	465	476	1,063	211
Net income attributable to noncontrolling interests	—	75	1	99
Net income attributable to common shareholders	$465	$401	$1,062	$112

Amounts attributable to common shareholders:
Net income from continuing operations	465	326	946	851
Net income (loss) from discontinued operations	—	75	116	(739)
Net income attributable to common shareholders	$465	$401	$1,062	$112

Comprehensive income, net of income taxes
Net income	$465	$476	$1,063	$211
Other comprehensive income (loss), net of income taxes
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	2	(1)	2	(2)
Actuarial loss reclassified to periodic benefit cost	10	56	24	112
Pension and non-pension postretirement benefit plan valuation adjustment	—	—	—	(2)
Unrealized gain on foreign currency translation	—	2	—	3
Other comprehensive income	12	57	26	111
Comprehensive income	477	533	1,089	322
Comprehensive income attributable to noncontrolling interests	—	75	1	99
Comprehensive income attributable to common shareholders	$477	$458	$1,088	$223

Average shares of common stock outstanding:
Basic	981	978	981	978
Assumed exercise and/or distributions of stock-based awards	1	1	1	1
Diluted(a)	982	979	982	979

Earnings per average common share from continuing operations
Basic	$0.47	$0.33	$0.96	$0.87
Diluted	$0.47	$0.33	$0.96	$0.87

Earnings (losses) per average common share from discontinued operations
Basic	$—	$0.08	$0.12	$(0.76)
Diluted	$—	$0.08	$0.12	$(0.76)
__________
(a)The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect were none for the three and six months ended June 30, 2022 and 2021, respectively.
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$1,063	$211
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	1,854	4,180
Asset impairments	—	500
Gain on sales of assets and businesses	(8)	(83)
Deferred income taxes and amortization of investment tax credits	143	(163)
Net fair value changes related to derivatives	(59)	(490)
Net realized and unrealized losses (gains) on NDT funds	205	(376)
Net unrealized losses (gains) on equity investments	16	(96)
Other non-cash operating activities	276	(331)
Changes in assets and liabilities:
Accounts receivable	(795)	(16)
Inventories	12	1
Accounts payable and accrued expenses	544	(87)
Option premiums (paid) received, net	(39)	2
Collateral received, net	1,689	957
Income taxes	23	190
Regulatory assets and liabilities, net	(376)	(276)
Pension and non-pension postretirement benefit contributions	(585)	(559)
Other assets and liabilities	(723)	(2,426)
Net cash flows provided by operating activities	3,240	1,138
Cash flows from investing activities
Capital expenditures	(3,507)	(4,040)
Proceeds from NDT fund sales	488	4,438
Investment in NDT funds	(516)	(4,538)
Collection of DPP	169	2,209
Proceeds from sales of assets and businesses	16	724
Other investing activities	4	17
Net cash flows used in investing activities	(3,346)	(1,190)
Cash flows from financing activities
Changes in short-term borrowings	(597)	(666)
Proceeds from short-term borrowings with maturities greater than 90 days	1,150	500
Repayments on short-term borrowings with maturities greater than 90 days	(350)	—
Issuance of long-term debt	5,151	2,455
Retirement of long-term debt	(1,707)	(630)
Dividends paid on common stock	(663)	(747)
Proceeds from employee stock plans	17	47
Transfer of cash, restricted cash, and cash equivalents to Constellation	(2,594)	—
Other financing activities	(84)	(64)
Net cash flows provided by financing activities	323	895
Increase in cash, restricted cash, and cash equivalents	217	843
Cash, restricted cash, and cash equivalents at beginning of period	1,619	1,166
Cash, restricted cash, and cash equivalents at end of period	$1,836	$2,009

Supplemental cash flow information
Decrease in capital expenditures not paid	$(276)	$(313)
Increase in DPP	348	1,958
(Decrease) increase in PP&E related to ARO update	(335)	2
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$816	$672
Restricted cash and cash equivalents	961	321
Accounts receivable
Customer accounts receivable	2,219	2,189
Customer allowance for credit losses	(354)	(320)
Customer accounts receivable, net	1,865	1,869
Other accounts receivable	1,403	1,068
Other allowance for credit losses	(81)	(72)
Other accounts receivable, net	1,322	996
Inventories, net
Fossil fuel	133	105
Materials and supplies	491	476
Regulatory assets	1,239	1,296
Other	515	387
Current assets of discontinued operations	—	7,835
Total current assets	7,342	13,957
Property, plant, and equipment (net of accumulated depreciation and amortization of $15,242 and $14,430 as of June 30, 2022 and December 31, 2021, respectively)	66,456	64,558
Deferred debits and other assets
Regulatory assets	8,350	8,224
Goodwill	6,630	6,630
Receivable related to Regulatory Agreement Units	2,265	—
Investments	235	250
Other	1,017	885
Property, plant, and equipment, deferred debits, and other assets of discontinued operations	—	38,509
Total deferred debits and other assets	18,497	54,498
Total assets	$92,295	$133,013
See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2,003	$1,248
Long-term debt due within one year	505	2,153
Accounts payable	2,451	2,379
Accrued expenses	1,057	1,137
Payables to affiliates	5	5
Regulatory liabilities	411	376
Mark-to-market derivative liabilities	—	18
Unamortized energy contract liabilities	11	89
Other	1,588	766
Current liabilities of discontinued operations	—	7,940
Total current liabilities	8,031	16,111
Long-term debt	35,789	30,749
Long-term debt to financing trusts	390	390
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	11,240	10,611
Regulatory liabilities	8,513	9,628
Pension obligations	1,406	2,051
Non-pension postretirement benefit obligations	800	811
Asset retirement obligations	275	271
Mark-to-market derivative liabilities	103	201
Unamortized energy contract liabilities	38	146
Other	2,054	1,573
Long-term debt, deferred credits, and other liabilities of discontinued operations	—	25,676
Total deferred credits and other liabilities	24,429	50,968
Total liabilities	68,639	98,218
Commitments and contingencies
Shareholders’ equity
Common stock (No par value, 2,000 shares authorized, 980 shares and 979 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	20,319	20,324
Treasury stock, at cost (2 shares at June 30, 2022 and December 31, 2021)	(123)	(123)
Retained earnings	4,161	16,942
Accumulated other comprehensive loss, net	(701)	(2,750)
Total shareholders’ equity	23,656	34,393
Noncontrolling interests	—	402
Total equity	23,656	34,795
Total liabilities and shareholders’ equity	$92,295	$133,013

See the Combined Notes to Consolidated Financial Statements

EXELON CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions, shares in thousands)	Issued Shares	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, net	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2021	981,291	$20,324	$(123)	$16,942	$(2,750)	$402	$34,795
Net income	—	—	—	597	—	1	598
Long-term incentive plan activity	540	(13)	—	—	—	—	(13)
Employee stock purchase plan issuances	211	9	—	—	—	—	9
Changes in equity of noncontrolling interests	—	—	—	—	—	(7)	(7)
Distribution of Constellation (Note 2)	—	(21)	—	(13,179)	2,023	(396)	(11,573)
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	14	—	14
Balance, March 31, 2022	982,042	$20,299	$(123)	$4,028	$(713)	$—	$23,491
Net income	—	—	—	465	—	—	465
Long-term incentive plan activity	21	10	—	—	—	—	10
Employee stock purchase plan issuances	242	10	—	—	—	—	10
Changes in equity of noncontrolling interests	—	—	—	—	—	—	—
Common stock dividends ($0.34/common share)	—	—	—	(332)	—	—	(332)
Other comprehensive income, net of income taxes	—	—	—	—	12	—	12
Balance, June 30, 2022	982,305	$20,319	$(123)	$4,161	$(701)	$—	$23,656

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

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$1,387	$1,503	$3,075	$2,977
Revenues from alternative revenue programs	35	9	75	64
Operating revenues from affiliates	3	5	8	11
Total operating revenues	1,425	1,517	3,158	3,052
Operating expenses
Purchased power	283	421	862	862
Purchased power from affiliate	—	79	59	163
Operating and maintenance	258	250	523	495
Operating and maintenance from affiliates	80	73	166	144
Depreciation and amortization	328	296	649	589
Taxes other than income taxes	90	77	185	153
Total operating expenses	1,039	1,196	2,444	2,406
Loss on sales of assets	(2)	—	(2)	—
Operating income	384	321	712	646
Other income and (deductions)
Interest expense, net	(101)	(95)	(197)	(187)
Interest expense to affiliates	(3)	(3)	(7)	(6)
Other, net	13	15	26	22
Total other income and (deductions)	(91)	(83)	(178)	(171)
Income before income taxes	293	238	534	475
Income taxes	66	46	119	85
Net income	$227	$192	$415	$390
Comprehensive income	$227	$192	$415	$390

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$415	$390
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	649	589
Deferred income taxes and amortization of investment tax credits	122	143
Other non-cash operating activities	(18)	23
Changes in assets and liabilities:
Accounts receivable	(163)	(48)
Receivables from and payables to affiliates, net	(43)	5
Inventories	(2)	(2)
Accounts payable and accrued expenses	123	(45)
Collateral received, net	60	2
Income taxes	(19)	(34)
Regulatory assets and liabilities, net	(267)	(181)
Pension and non-pension postretirement benefit contributions	(178)	(173)
Other assets and liabilities	(91)	(111)
Net cash flows provided by operating activities	588	558
Cash flows from investing activities
Capital expenditures	(1,208)	(1,162)
Other investing activities	15	12
Net cash flows used in investing activities	(1,193)	(1,150)
Cash flows from financing activities
Changes in short-term borrowings	—	(290)
Issuance of long-term debt	750	700
Dividends paid on common stock	(289)	(253)
Contributions from parent	335	395
Other financing activities	(12)	(11)
Net cash flows provided by financing activities	784	541
Increase (decrease) in cash, restricted cash, and cash equivalents	179	(51)
Cash, restricted cash, and cash equivalents at beginning of period	384	405
Cash, restricted cash, and cash equivalents at end of period	$563	$354

Supplemental cash flow information
Decrease in capital expenditures not paid	$(44)	$(93)
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$120	$131
Restricted cash and cash equivalents	384	210
Accounts receivable
Customer accounts receivable	589	647
Customer allowance for credit losses	(81)	(73)
Customer accounts receivable, net	508	574
Other accounts receivable	448	227
Other allowance for credit losses	(18)	(17)
Other accounts receivable, net	430	210
Receivables from affiliates	3	16
Inventories, net	171	170
Regulatory assets	325	335
Other	143	76
Total current assets	2,084	1,722
Property, plant, and equipment (net of accumulated depreciation and amortization of $6,400 and $6,099 as of June 30, 2022 and December 31, 2021, respectively)	26,673	25,995
Deferred debits and other assets
Regulatory assets	2,134	1,870
Goodwill	2,625	2,625
Receivables from affiliates	—	2,761
Receivable related to Regulatory Agreement Units	1,973	—
Investments	6	6
Prepaid pension asset	1,232	1,086
Other	467	405
Total deferred debits and other assets	8,437	8,753
Total assets	$37,194	$36,470
See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$756	$647
Accrued expenses	345	384
Payables to affiliates	65	121
Customer deposits	99	99
Regulatory liabilities	216	185
Mark-to-market derivative liabilities	—	18
Other	253	133
Total current liabilities	1,734	1,587
Long-term debt	10,516	9,773
Long-term debt to financing trust	205	205
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	4,852	4,685
Regulatory liabilities	6,111	6,759
Asset retirement obligations	145	144
Non-pension postretirement benefits obligations	168	169
Mark-to-market derivative liabilities	103	201
Other	544	592
Total deferred credits and other liabilities	11,923	12,550
Total liabilities	24,378	24,115
Commitments and contingencies
Shareholders’ equity
Common stock	1,588	1,588
Other paid-in capital	9,411	9,076
Retained earnings	1,817	1,691
Total shareholders’ equity	12,816	12,355
Total liabilities and shareholders’ equity	$37,194	$36,470

See the Combined Notes to Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2021	$1,588	$9,076	$1,691	$12,355
Net income	—	—	188	188
Common stock dividends	—	—	(144)	(144)
Contributions from parent	—	167	—	167
Balance, March 31, 2022	$1,588	$9,243	$1,735	$12,566
Net income	—	—	227	227
Common stock dividends	—	—	(145)	(145)
Contributions from parent	—	168	—	168
Balance, June 30, 2022	$1,588	$9,411	$1,817	$12,816

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Other Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance, December 31, 2020	$1,588	$8,285	$1,456	$11,329
Net income	—	—	197	197
Common stock dividends	—	—	(127)	(127)
Contributions from parent	—	198	—	198
Balance, March 31, 2021	$1,588	$8,483	$1,526	$11,597
Net income	—	—	192	192
Common stock dividends	—	—	(126)	(126)
Contributions from parent	—	197	—	197
Balance, June 30, 2021	$1,588	$8,680	$1,592	$11,860
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$707	$602	$1,441	$1,251
Natural gas operating revenues	108	82	414	310
Revenues from alternative revenue programs	—	7	6	17
Operating revenues from affiliates	1	2	2	4
Total operating revenues	816	693	1,863	1,582
Operating expenses
Purchased power	244	145	472	334
Purchased fuel	39	22	184	108
Purchased power from affiliate	—	40	33	81
Operating and maintenance	168	166	364	360
Operating and maintenance from affiliates	47	43	99	83
Depreciation and amortization	93	87	185	173
Taxes other than income taxes	48	49	95	92
Total operating expenses	639	552	1,432	1,231
Operating income	177	141	431	351
Other income and (deductions)
Interest expense, net	(40)	(39)	(78)	(74)
Interest expense to affiliates	(3)	(3)	(6)	(6)
Other, net	8	7	16	12
Total other income and (deductions)	(35)	(35)	(68)	(68)
Income before income taxes	142	106	363	283
Income taxes	9	2	24	12
Net income	$133	$104	$339	$271
Comprehensive income	$133	$104	$339	$271
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$339	$271
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	185	173
Deferred income taxes and amortization of investment tax credits	14	21
Other non-cash operating activities	4	(5)
Changes in assets and liabilities:
Accounts receivable	(29)	86
Receivables from and payables to affiliates, net	(40)	2
Inventories	(8)	3
Accounts payable and accrued expenses	5	(46)
Income taxes	49	24
Regulatory assets and liabilities, net	(24)	(14)
Pension and non-pension postretirement benefit contributions	(13)	(15)
Other assets and liabilities	(70)	(126)
Net cash flows provided by operating activities	412	374
Cash flows from investing activities
Capital expenditures	(658)	(577)
Other investing activities	5	4
Net cash flows used in investing activities	(653)	(573)
Cash flows from financing activities
Changes in short-term borrowings	210	—
Issuance of long-term debt	350	375
Retirement of long-term debt	(350)	—
Changes in Exelon intercompany money pool	—	(40)
Dividends paid on common stock	(200)	(169)
Contributions from parent	227	395
Other financing activities	(8)	(4)
Net cash flows provided by financing activities	229	557
(Decrease) increase in cash, restricted cash, and cash equivalents	(12)	358
Cash, restricted cash, and cash equivalents at beginning of period	44	26
Cash, restricted cash, and cash equivalents at end of period	$32	$384

Supplemental cash flow information
Decrease in capital expenditures not paid	$(11)	$(16)
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$23	$36
Restricted cash and cash equivalents	9	8
Accounts receivable
Customer accounts receivable	493	489
Customer allowance for credit losses	(107)	(105)
Customer accounts receivable, net	386	384
Other accounts receivable	138	116
Other allowance for credit losses	(10)	(7)
Other accounts receivable, net	128	109
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	55	51
Materials and supplies	48	45
Prepaid utility taxes	85	1
Regulatory assets	61	48
Other	36	28
Total current assets	831	711
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,021 and $3,964 as of June 30, 2022 and December 31, 2021, respectively)	11,591	11,117
Deferred debits and other assets
Regulatory assets	1,033	943
Receivables from affiliates	—	597
Receivable related to Regulatory Agreement Units	292	—
Investments	32	34
Prepaid pension asset	405	386
Other	32	36
Total deferred debits and other assets	1,794	1,996
Total assets	$14,216	$13,824
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$210	$—
Long-term debt due within one year	50	350
Accounts payable	525	494
Accrued expenses	161	136
Payables to affiliates	29	70
Customer deposits	53	48
Regulatory liabilities	75	94
Other	47	35
Total current liabilities	1,150	1,227
Long-term debt	4,142	3,847
Long-term debt to financing trusts	184	184
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,534	2,421
Regulatory liabilities	329	635
Asset retirement obligations	29	29
Non-pension postretirement benefits obligations	288	286
Other	82	83
Total deferred credits and other liabilities	3,262	3,454
Total liabilities	8,738	8,712
Commitments and contingencies
Shareholder’s equity
Common stock	3,655	3,428
Retained earnings	1,823	1,684
Total shareholder’s equity	5,478	5,112
Total liabilities and shareholder's equity	$14,216	$13,824
See the Combined Notes to Consolidated Financial Statements

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$3,428	$1,684	$5,112
Net income	—	206	206
Common stock dividends	—	(100)	(100)
Contributions from parent	227	—	227
Balance, March 31, 2022	$3,655	$1,790	$5,445
Net income	—	133	133
Common stock dividends	—	(100)	(100)
Balance, June 30, 2022	$3,655	$1,823	$5,478

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$3,014	$1,519	$4,533
Net income	—	167	167
Common stock dividends	—	(85)	(85)
Balance, March 31, 2021	$3,014	$1,601	$4,615
Net income	—	104	104
Common stock dividends	—	(84)	(84)
Contributions from parent	395	—	395
Balance, June 30, 2021	$3,409	$1,621	$5,030
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$642	$560	$1,377	$1,180
Natural gas operating revenues	161	125	585	455
Revenues from alternative revenue programs	(20)	(10)	(32)	8
Operating revenues from affiliates	3	7	10	13
Total operating revenues	786	682	1,940	1,656
Operating expenses
Purchased power	241	133	526	295
Purchased fuel	48	27	199	126
Purchased power and fuel from affiliate	—	59	18	129
Operating and maintenance	154	147	321	299
Operating and maintenance from affiliates	51	46	102	91
Depreciation and amortization	152	141	322	293
Taxes other than income taxes	71	67	148	139
Total operating expenses	717	620	1,636	1,372
Operating income	69	62	304	284
Other income and (deductions)
Interest expense, net	(36)	(34)	(71)	(67)
Other, net	5	9	11	16
Total other income and (deductions)	(31)	(25)	(60)	(51)
Income before income taxes	38	37	244	233
Income taxes	1	(8)	10	(21)
Net income	$37	$45	$234	$254
Comprehensive income	$37	$45	$234	$254
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$234	$254
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	322	293
Deferred income taxes and amortization of investment tax credits	13	11
Other non-cash operating activities	79	28
Changes in assets and liabilities:
Accounts receivable	(14)	73
Receivables from and payables to affiliates, net	(11)	(19)
Inventories	(27)	(9)
Accounts payable and accrued expenses	(12)	(51)
Collateral received, net	190	2
Income taxes	(27)	(27)
Regulatory assets and liabilities, net	(36)	(61)
Pension and non-pension postretirement benefit contributions	(59)	(71)
Other assets and liabilities	24	(35)
Net cash flows provided by operating activities	676	388
Cash flows from investing activities
Capital expenditures	(578)	(620)
Other investing activities	7	10
Net cash flows used in investing activities	(571)	(610)
Cash flows from financing activities
Changes in short-term borrowings	(130)	—
Issuance of long-term debt	500	600
Dividends paid on common stock	(150)	(146)
Contributions from parent	186	—
Other financing activities	(7)	(6)
Net cash flows provided by financing activities	399	448
Increase in cash, restricted cash, and cash equivalents	504	226
Cash, restricted cash, and cash equivalents at beginning of period	55	145
Cash, restricted cash, and cash equivalents at end of period	$559	$371

Supplemental cash flow information
Decrease in capital expenditures not paid	$(21)	$(71)
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$354	$51
Restricted cash and cash equivalents	205	4
Accounts receivable
Customer accounts receivable	462	436
Customer allowance for credit losses	(57)	(38)
Customer accounts receivable, net	405	398
Other accounts receivable	122	124
Other allowance for credit losses	(11)	(9)
Other accounts receivable, net	111	115
Receivables from affiliates	—	1
Inventories, net
Fossil fuel	68	42
Materials and supplies	54	53
Prepaid utility taxes	—	49
Regulatory assets	178	215
Other	10	8
Total current assets	1,385	936
Property, plant, and equipment (net of accumulated depreciation and amortization of $4,464 and $4,299 as of June 30, 2022 and December 31, 2021, respectively)	10,899	10,577
Deferred debits and other assets
Regulatory assets	465	477
Investments	7	14
Prepaid pension asset	307	276
Other	30	44
Total deferred debits and other assets	809	811
Total assets	$13,093	$12,324
See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$130
Long-term debt due within one year	250	250
Accounts payable	339	349
Accrued expenses	133	176
Payables to affiliates	30	48
Customer deposits	100	97
Regulatory liabilities	45	26
Other	224	48
Total current liabilities	1,121	1,124
Long-term debt	4,206	3,711
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,777	1,686
Regulatory liabilities	869	934
Asset retirement obligations	26	26
Non-pension postretirement benefits obligations	169	175
Other	85	98
Total deferred credits and other liabilities	2,926	2,919
Total liabilities	8,253	7,754
Commitments and contingencies
Shareholder's equity
Common stock	2,761	2,575
Retained earnings	2,079	1,995
Total shareholder's equity	4,840	4,570
Total liabilities and shareholder's equity	$13,093	$12,324

See the Combined Notes to Consolidated Financial Statements

BALTIMORE GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$2,575	$1,995	$4,570
Net income	—	198	198
Common stock dividends	—	(76)	(76)
Balance, March 31, 2022	$2,575	$2,117	$4,692
Net income	—	37	37
Common stock dividends	—	(75)	(75)
Contributions from parent	186	—	186
Balance, June 30, 2022	$2,761	$2,079	$4,840

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,318	$1,879	$4,197
Net income	—	209	209
Common stock dividends	—	(74)	(74)
Balance, March 31, 2021	$2,318	$2,014	$4,332
Net income	—	45	45
Common stock dividends	—	(72)	(72)
Balance, June 30, 2021	$2,318	$1,987	$4,305
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$1,199	$1,071	$2,522	$2,195
Natural gas operating revenues	37	24	120	94
Revenues from alternative revenue programs	(17)	41	(22)	88
Operating revenues from affiliates	2	4	6	7
Total operating revenues	1,221	1,140	2,626	2,384
Operating expenses
Purchased power	401	308	888	656
Purchased fuel	19	9	61	41
Purchased power from affiliates	—	79	50	177
Operating and maintenance	245	217	493	434
Operating and maintenance from affiliates	47	39	98	79
Depreciation and amortization	240	194	459	404
Taxes other than income taxes	114	109	233	222
Total operating expenses	1,066	955	2,282	2,013
Operating income	155	185	344	371
Other income and (deductions)
Interest expense, net	(73)	(67)	(143)	(134)
Other, net	19	20	37	36
Total other income and (deductions)	(54)	(47)	(106)	(98)
Income before income taxes	101	138	238	273
Income taxes	1	(3)	8	5
Equity in earnings of unconsolidated affiliate	—	—	—	1
Net income	$100	$141	$230	$269
Comprehensive income	$100	$141	$230	$269
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$230	$269
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	459	404
Deferred income taxes and amortization of investment tax credits	(7)	10
Other non-cash operating activities	76	(50)
Changes in assets and liabilities:
Accounts receivable	(92)	(30)
Receivables from and payables to affiliates, net	(53)	(22)
Inventories	(7)	3
Accounts payable and accrued expenses	10	(35)
Collateral received, net	403	—
Income taxes	(2)	(1)
Regulatory assets and liabilities, net	(71)	(33)
Pension and non-pension postretirement benefit contributions	(70)	(40)
Other assets and liabilities	(86)	(98)
Net cash flows provided by operating activities	790	377
Cash flows from investing activities
Capital expenditures	(776)	(889)
Other investing activities	3	(2)
Net cash flows used in investing activities	(773)	(891)
Cash flows from financing activities
Changes in short-term borrowings	(425)	(36)
Issuance of long-term debt	700	625
Retirement of long-term debt	(200)	(249)
Changes in Exelon intercompany money pool	17	(12)
Distributions to member	(395)	(414)
Contributions from member	704	560
Other financing activities	(12)	(8)
Net cash flows provided by financing activities	389	466
Increase (decrease) in cash, restricted cash, and cash equivalents	406	(48)
Cash, restricted cash, and cash equivalents at beginning of period	213	160
Cash, restricted cash, and cash equivalents at end of period	$619	$112

Supplemental cash flow information
Decrease in capital expenditures not paid	$(48)	$(41)
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$278	$136
Restricted cash and cash equivalents	341	77
Accounts receivable
Customer accounts receivable	676	616
Customer allowance for credit losses	(109)	(104)
Customer accounts receivable, net	567	512
Other accounts receivable	291	283
Other allowance for credit losses	(42)	(39)
Other accounts receivable, net	249	244
Receivables from affiliates	1	2
Inventories, net
Fossil fuel	10	11
Materials and supplies	217	209
Regulatory assets	435	432
Other	90	69
Total current assets	2,188	1,692
Property, plant, and equipment (net of accumulated depreciation and amortization of $2,365 and $2,108 as of June 30, 2022 and December 31, 2021, respectively)	16,915	16,498
Deferred debits and other assets
Regulatory assets	1,714	1,794
Goodwill	4,005	4,005
Investments	139	145
Prepaid pension asset	380	344
Deferred income taxes	6	8
Other	245	258
Total deferred debits and other assets	6,489	6,554
Total assets	$25,592	$24,744
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
LIABILITIES AND MEMBER'S EQUITY
Current liabilities
Short-term borrowings	$43	$468
Long-term debt due within one year	200	399
Accounts payable	574	578
Accrued expenses	246	281
Payables to affiliates	50	104
Borrowings from Exelon intercompany money pool	24	7
Customer deposits	81	81
Regulatory liabilities	71	68
Unamortized energy contract liabilities	11	89
PPA termination obligation	87	—
Other	580	171
Total current liabilities	1,967	2,246
Long-term debt	7,827	7,148
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	2,752	2,675
Regulatory liabilities	1,142	1,238
Asset retirement obligations	70	70
Non-pension postretirement benefit obligations	57	66
Unamortized energy contract liabilities	38	146
Other	615	570
Total deferred credits and other liabilities	4,674	4,765
Total liabilities	14,468	14,159
Commitments and contingencies
Member's equity
Membership interest	11,499	10,795
Undistributed losses	(375)	(210)
Total member's equity	11,124	10,585
Total liabilities and member's equity	$25,592	$24,744
See the Combined Notes to Consolidated Financial Statements

PEPCO HOLDINGS LLC AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2021	$10,795	$(210)	$10,585
Net income	—	130	130
Distributions to member	—	(102)	(102)
Contributions from member	704	—	704
Balance, March 31, 2022	$11,499	$(182)	$11,317
Net income	—	100	100
Distributions to member	—	(293)	(293)
Balance, June 30, 2022	$11,499	$(375)	$11,124

	Six Months Ended June 30, 2021
(In millions)	Membership Interest	Undistributed (Losses)/Earnings	Total Member's Equity
Balance, December 31, 2020	$10,112	$(68)	$10,044
Net income	—	128	128
Distributions to member	—	(81)	(81)
Contributions from member	560	—	560
Balance, March 31, 2021	$10,672	$(21)	$10,651
Net income	—	141	141
Distributions to member	—	(333)	(333)
Balance, June 30, 2021	$10,672	$(213)	$10,459
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$580	$503	$1,200	$1,027
Revenues from alternative revenue programs	(1)	19	(7)	46
Operating revenues from affiliates	2	1	2	3
Total operating revenues	581	523	1,195	1,076
Operating expenses
Purchased power	162	76	336	168
Purchased power from affiliate	—	57	39	130
Operating and maintenance	72	62	145	118
Operating and maintenance from affiliates	56	51	115	103
Depreciation and amortization	105	96	213	199
Taxes other than income taxes	92	87	186	177
Total operating expenses	487	429	1,034	895
Operating income	94	94	161	181
Other income and (deductions)
Interest expense, net	(38)	(35)	(74)	(69)
Other, net	13	13	26	25
Total other income and (deductions)	(25)	(22)	(48)	(44)
Income before income taxes	69	72	113	137
Income taxes	(1)	(3)	(3)	3
Net income	$70	$75	$116	$134
Comprehensive income	$70	$75	$116	$134
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$116	$134
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	213	199
Deferred income taxes and amortization of investment tax credits	(7)	10
Other non-cash operating activities	17	(43)
Changes in assets and liabilities:
Accounts receivable	(62)	(23)
Receivables from and payables to affiliates, net	(39)	(11)
Inventories	(6)	1
Accounts payable and accrued expenses	6	(26)
Collateral received, net	85	—
Income taxes	(24)	(20)
Regulatory assets and liabilities, net	(36)	(38)
Pension and non-pension postretirement benefit contributions	(7)	(7)
Other assets and liabilities	(15)	(41)
Net cash flows provided by operating activities	241	135
Cash flows from investing activities
Capital expenditures	(402)	(439)
Other investing activities	2	(2)
Net cash flows used in investing activities	(400)	(441)
Cash flows from financing activities
Changes in short-term borrowings	(132)	119
Issuance of long-term debt	400	150
Retirement of long-term debt	(200)	—
Changes in PHI intercompany money pool	73	9
Dividends paid on common stock	(300)	(123)
Contributions from parent	387	138
Other financing activities	(6)	(2)
Net cash flows provided by financing activities	222	291
Increase (decrease) in cash, restricted cash, and cash equivalents	63	(15)
Cash, restricted cash, and cash equivalents at beginning of period	68	65
Cash, restricted cash, and cash equivalents at end of period	$131	$50

Supplemental cash flow information
Decrease in capital expenditures not paid	$(24)	$(15)
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$14	$34
Restricted cash and cash equivalents	117	34
Accounts receivable
Customer accounts receivable	328	277
Customer allowance for credit losses	(42)	(37)
Customer accounts receivable, net	286	240
Other accounts receivable	165	160
Other allowance for credit losses	(20)	(16)
Other accounts receivable, net	145	144
Receivables from affiliates	9	—
Inventories, net	125	119
Regulatory assets	220	213
Other	12	25
Total current assets	928	809
Property, plant, and equipment (net of accumulated depreciation and amortization of $3,970 and $3,875 as of June 30, 2022 and December 31, 2021, respectively)	8,365	8,104
Deferred debits and other assets
Regulatory assets	478	532
Investments	118	120
Prepaid pension asset	277	279
Other	60	59
Total deferred debits and other assets	933	990
Total assets	$10,226	$9,903
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$43	$175
Long-term debt due within one year	114	313
Accounts payable	269	272
Accrued expenses	124	160
Payables to affiliates	29	59
Borrowings from PHI intercompany money pool	73	—
Customer deposits	36	35
Regulatory liabilities	12	14
Merger related obligation	25	27
Other	149	55
Total current liabilities	874	1,110
Long-term debt	3,528	3,132
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	1,314	1,275
Regulatory liabilities	507	549
Asset retirement obligations	45	45
Non-pension postretirement benefit obligations	—	3
Other	280	314
Total deferred credits and other liabilities	2,146	2,186
Total liabilities	6,548	6,428
Commitments and contingencies
Shareholder's equity
Common stock	2,689	2,302
Retained earnings	989	1,173
Total shareholder's equity	3,678	3,475
Total liabilities and shareholder's equity	$10,226	$9,903
See the Combined Notes to Consolidated Financial Statements

POTOMAC ELECTRIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$2,302	$1,173	$3,475
Net income	—	46	46
Common stock dividends	—	(42)	(42)
Contributions from parent	387	—	387
Balance, March 31, 2022	$2,689	$1,177	$3,866
Net income	—	70	70
Common stock dividends	—	(258)	(258)
Balance, June 30, 2022	$2,689	$989	$3,678

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$2,058	$1,145	$3,203
Net income	—	59	59
Common stock dividends	—	(28)	(28)
Contributions from parent	138	—	138
Balance, March 31, 2021	$2,196	$1,176	$3,372
Net income	—	75	75
Common stock dividends	—	(95)	(95)
Balance, June 30, 2021	$2,196	$1,156	$3,352

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$295	$262	$643	$562
Natural gas operating revenues	37	24	120	95
Revenues from alternative revenue programs	(2)	10	(3)	19
Operating revenues from affiliates	2	2	3	4
Total operating revenues	332	298	763	680
Operating expenses
Purchased power	116	82	253	185
Purchased fuel	19	9	61	41
Purchased power from affiliates	—	17	10	37
Operating and maintenance	45	41	97	85
Operating and maintenance from affiliates	43	39	84	79
Depreciation and amortization	56	51	113	104
Taxes other than income taxes	17	16	35	33
Total operating expenses	296	255	653	564
Operating income	36	43	110	116
Other income and (deductions)
Interest expense, net	(17)	(16)	(33)	(30)
Other, net	4	4	6	6
Total other income and (deductions)	(13)	(12)	(27)	(24)
Income before income taxes	23	31	83	92
Income taxes	2	1	6	6
Net income	$21	$30	$77	$86
Comprehensive income	$21	$30	$77	$86
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$77	$86
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	113	104
Deferred income taxes and amortization of investment tax credits	3	4
Other non-cash operating activities	13	(12)
Changes in assets and liabilities:
Accounts receivable	(8)	24
Receivables from and payables to affiliates, net	(3)	(12)
Inventories	1	—
Accounts payable and accrued expenses	12	7
Collateral received, net	180	—
Income taxes	6	14
Regulatory assets and liabilities, net	(11)	(13)
Pension and non-pension postretirement benefit contributions	(1)	—
Other assets and liabilities	1	(9)
Net cash flows provided by operating activities	383	193
Cash flows from investing activities
Capital expenditures	(194)	(211)
Changes in PHI intercompany money pool	(73)	(9)
Other investing activities	2	1
Net cash flows used in investing activities	(265)	(219)
Cash flows from financing activities
Changes in short-term borrowings	(149)	(146)
Issuance of long-term debt	125	125
Dividends paid on common stock	(56)	(63)
Contributions from parent	144	120
Other financing activities	(4)	(3)
Net cash flows provided by financing activities	60	33
Increase in cash, restricted cash, and cash equivalents	178	7
Cash, restricted cash, and cash equivalents at beginning of period	71	15
Cash, restricted cash, and cash equivalents at end of period	$249	$22

Supplemental cash flow information
Decrease in capital expenditures not paid	$(5)	$(14)

See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$26	$28
Restricted cash and cash equivalents	223	43
Accounts receivable
Customer accounts receivable	154	149
Customer allowance for credit losses	(22)	(18)
Customer accounts receivable, net	132	131
Other accounts receivable	55	58
Other allowance for credit losses	(8)	(8)
Other accounts receivable, net	47	50
Receivables from affiliates	—	1
Receivable from PHI intercompany pool	73	—
Inventories, net
Fossil fuel	10	11
Materials and supplies	54	54
Prepaid utility taxes	—	20
Regulatory assets	68	68
Other	29	16
Total current assets	662	422
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,704 and $1,635 as of June 30, 2022 and December 31, 2021, respectively)	4,661	4,560
Deferred debits and other assets
Regulatory assets	204	212
Prepaid pension asset	156	157
Other	59	61
Total deferred debits and other assets	419	430
Total assets	$5,742	$5,412
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$149
Long-term debt due within one year	84	83
Accounts payable	141	131
Accrued expenses	40	40
Payables to affiliates	29	33
Customer deposits	27	28
Regulatory liabilities	31	25
Other	239	59
Total current liabilities	591	548
Long-term debt	1,854	1,727
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	830	803
Regulatory liabilities	415	441
Asset retirement obligations	16	16
Non-pension postretirement benefits obligations	10	11
Other	84	89
Total deferred credits and other liabilities	1,355	1,360
Total liabilities	3,800	3,635
Commitments and contingencies
Shareholder's equity
Common stock	1,353	1,209
Retained earnings	589	568
Total shareholder's equity	1,942	1,777
Total liabilities and shareholder's equity	$5,742	$5,412
See the Combined Notes to Consolidated Financial Statements

DELMARVA POWER & LIGHT COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2021	$1,209	$568	$1,777
Net income	—	56	56
Common stock dividends	—	(41)	(41)
Contributions from parent	144	—	144
Balance, March 31, 2022	$1,353	$583	$1,936
Net income	—	21	21
Common stock dividends	—	(15)	(15)
Balance, June 30, 2022	$1,353	$589	$1,942

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings	Total Shareholder's Equity
Balance, December 31, 2020	$1,089	$587	$1,676
Net income	—	56	56
Common stock dividends	—	(40)	(40)
Contributions from parent	120	—	120
Balance, March 31, 2021	$1,209	$603	$1,812
Net income	—	30	30
Common stock dividends	—	(23)	(23)
Balance, June 30, 2021	$1,209	$610	$1,819

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating revenues
Electric operating revenues	$323	$306	$668	$605
Revenues from alternative revenue programs	(15)	12	(12)	23
Operating revenues from affiliates	1	1	2	1
Total operating revenues	309	319	658	629
Operating expenses
Purchased power	123	149	299	302
Purchased power from affiliate	—	5	2	9
Operating and maintenance	50	39	97	82
Operating and maintenance from affiliates	36	34	73	68
Depreciation and amortization	72	40	118	87
Taxes other than income taxes	2	2	4	4
Total operating expenses	283	269	593	552
Operating income	26	50	65	77
Other income and (deductions)
Interest expense, net	(17)	(14)	(32)	(29)
Other, net	2	—	5	2
Total other income and (deductions)	(15)	(14)	(27)	(27)
Income before income taxes	11	36	38	50
Income taxes	—	(1)	1	(1)
Net income	$11	$37	$37	$51
Comprehensive income	$11	$37	$37	$51
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities
Net income	$37	$51
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	118	87
Deferred income taxes and amortization of investment tax credits	—	(2)
Other non-cash operating activities	25	(14)
Changes in assets and liabilities:
Accounts receivable	(20)	(30)
Receivables from and payables to affiliates, net	(10)	4
Inventories	(2)	2
Accounts payable and accrued expenses	9	(2)
Collateral received, net	137	—
Income taxes	8	2
Regulatory assets and liabilities, net	(11)	18
Pension and non-pension postretirement benefit contributions	(7)	(3)
Other assets and liabilities	(63)	(43)
Net cash flows provided by operating activities	221	70
Cash flows from investing activities
Capital expenditures	(179)	(239)
Net cash flows used in investing activities	(179)	(239)
Cash flows from financing activities
Changes in short-term borrowings	(144)	(9)
Issuance of long-term debt	175	350
Retirement of long-term debt	—	(249)
Dividends paid on common stock	(38)	(229)
Contributions from parent	173	303
Other financing activities	(4)	(4)
Net cash flows provided by financing activities	162	162
Increase (decrease) in cash, restricted cash, and cash equivalents	204	(7)
Cash, restricted cash, and cash equivalents at beginning of period	29	30
Cash, restricted cash, and cash equivalents at end of period	$233	$23

Supplemental cash flow information
Decrease in capital expenditures not paid	$(19)	$(13)
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$233	$29
Accounts receivable
Customer accounts receivable	194	190
Customer allowance for credit losses	(45)	(49)
Customer accounts receivable, net	149	141
Other accounts receivable	70	76
Other allowance for credit losses	(14)	(15)
Other accounts receivable, net	56	61
Receivables from affiliates	1	2
Inventories, net	38	36
Prepaid utility taxes	40	—
Regulatory assets	135	61
Other	7	3
Total current assets	659	333
Property, plant, and equipment (net of accumulated depreciation and amortization of $1,491 and $1,420 as of June 30, 2022 and December 31, 2021, respectively)	3,798	3,729
Deferred debits and other assets
Regulatory assets	535	430
Prepaid pension asset	26	27
Other	34	37
Total deferred debits and other assets	595	494
Total assets	$5,052	$4,556
See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Short-term borrowings	$—	$144
Long-term debt due within one year	3	3
Accounts payable	157	165
Accrued expenses	43	44
Payables to affiliates	20	31
Customer deposits	18	18
Regulatory liabilities	29	28
PPA termination obligation	87	—
Other	149	12
Total current liabilities	506	445
Long-term debt	1,754	1,579
Deferred credits and other liabilities
Deferred income taxes and unamortized investment tax credits	695	682
Regulatory liabilities	197	214
Non-pension postretirement benefit obligations	10	12
Other	143	49
Total deferred credits and other liabilities	1,045	957
Total liabilities	3,305	2,981
Commitments and contingencies
Shareholder's equity
Common stock	1,763	1,590
Retained deficit	(16)	(15)
Total shareholder's equity	1,747	1,575
Total liabilities and shareholder's equity	$5,052	$4,556

See the Combined Notes to Consolidated Financial Statements

ATLANTIC CITY ELECTRIC COMPANY AND SUBSIDIARY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Retained Deficit	Total Shareholder's Equity
Balance, December 31, 2021	$1,590	$(15)	$1,575
Net income	—	26	26
Common stock dividends	—	(19)	(19)
Contributions from parent	173	—	173
Balance, March 31, 2022	$1,763	$(8)	$1,755
Net income	—	11	11
Common stock dividends	—	(19)	(19)
Balance, June 30, 2022	$1,763	$(16)	$1,747

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Retained Earnings (Deficit)	Total Shareholder's Equity
Balance, December 31, 2020	$1,271	$127	$1,398
Net income	—	14	14
Common stock dividends	—	(14)	(14)
Contributions from parent	303	—	303
Balance, March 31, 2021	$1,574	$127	$1,701
Net income	—	37	37
Common stock dividends	—	(215)	(215)
Balance, June 30, 2021	$1,574	$(51)	$1,523

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
The accompanying consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited but, in the opinion of the management of each Registrant include all adjustments that are considered necessary for a fair statement of the Registrants’ respective financial statements in accordance with GAAP. All adjustments are of a normal, recurring nature, except as otherwise

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data, unless otherwise noted)

Note 1 — Significant Accounting Policies
disclosed. The December 31, 2021 Consolidated Balance Sheets were derived from audited financial statements. The interim financial statements are to be read in conjunction with prior annual financial statements and notes. Additionally, financial results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2022. These Combined Notes to Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 2 — Discontinued Operations
•Transition Services Agreement (TSA) – governs the terms and conditions of the services that Exelon will provide to Constellation and Constellation will provide to Exelon for an expected period of two years, provided that certain services may be longer than the term and services may be extended with approval from both parties. The services include specified accounting, finance, information technology, human resources, employee benefits and other services that have historically been provided on a centralized basis by BSC. For the three months ended June 30, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $69 million recorded in Other income, net and $11 million recorded in Operating and maintenance expense, respectively. Additionally, for the period from February 1, 2022 to June 30, 2022, the amounts Exelon billed Constellation and Constellation billed Exelon for these services were $125 million recorded in Other income, net and $20 million recorded in Operating and maintenance expense, respectively.
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
ComEd and PECO also have receivables with Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. See Note 9 — Asset Retirement Obligations of the Combined Notes to Consolidated Financial Statements of the 2021 Recast Form 10-K and Note 15 — Related Party Transactions for additional information.
Discontinued Operations
The separation represented a strategic shift that would have a major effect on Exelon’s operations and financial results. Accordingly, the separation meets the criteria for discontinued operations.
The following table presents the results of Constellation that have been reclassified from continuing operations and included in discontinued operations within Exelon’s Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2022 and June 30, 2021.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
Operating revenues
Competitive business revenues	$3,900	$1,855	$9,165
Competitive business revenues from affiliates	255	161	549
Total operating revenues	4,155	2,016	9,714
Operating expenses
Competitive businesses purchased power and fuel	1,947	1,138	6,557
Operating and maintenance(a)	1,382	371	2,287
Depreciation and amortization	930	94	1,869
Taxes other than income taxes	118	44	239
Total operating expenses	4,377	1,647	10,952
Gain on sales of assets and businesses	8	10	79
Operating income (loss)	(214)	379	(1,159)
Other income and (deductions)
Interest expense, net	(72)	(20)	(140)
Other, net	508	(281)	675
Total other income and (deductions)	436	(301)	535
Income (loss) before income taxes	222	78	(624)
Income taxes	71	(40)	13
Equity in losses of unconsolidated affiliates	(1)	(1)	(3)
Net income (loss)	150	117	(640)
Net income attributable to noncontrolling interests	75	1	99
Net income (loss) from discontinued operations	$75	$116	$(739)
__________
(a)Includes transaction and transition costs related to the separation of $52 million for the six months ended June 30, 2022 and $4 million and $7 million for the three and six months ended June 30, 2021, respectively. See discussion above for additional information.
There were no assets and liabilities of discontinued operations included in Exelon’s Consolidated Balance Sheet as of June 30, 2022. Constellation had net assets of $11,573 million that separated on February 1, 2022 that resulted in a reduction to Exelon’s equity during the six months ended June 30, 2022. Refer to the Distribution of Constellation line in Exelon’s Consolidated Statement of Changes in Shareholders’ Equity for further information.
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
The following table presents selected financial information regarding cash flows of the discontinued operations that are included within Exelon’s Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021.

	Six Months Ended June 30,
	2022	2021
Non-cash items included in net income (loss) from discontinued operations:
Depreciation, amortization, and accretion, including nuclear fuel and energy contract amortization	$207	$2,686
Asset impairments	—	493
Gain on sales of assets and businesses	9	(79)
Deferred income taxes and amortization of investment tax credits	(143)	(268)
Net fair value changes related to derivatives	(59)	(490)
Net realized and unrealized losses (gains) on NDT fund investments	205	(376)
Net unrealized losses (gains) on equity investments	16	(96)
Other decommissioning-related activity	36	(636)
Cash flows from investing activities:
Capital expenditures	(227)	(731)
Collection of DPP	169	2,209
Supplemental cash flow information:
Decrease in capital expenditures not paid	(128)	(66)
Increase in DPP	348	1,958
Increase in PP&E related to ARO update	335	—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
3. Regulatory Matters (All Registrants)
As discussed in Note 3 — Regulatory Matters of the 2021 Recast Form 10-K, the Registrants are involved in rate and regulatory proceedings at FERC and their state commissions. The following discusses developments in 2022 and updates to the 2021 Recast Form 10-K.
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
Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois(a)	April 15, 2022	Electric	$199	7.85%	Fourth quarter of 2022
PECO - Pennsylvania	March 31, 2022	Natural Gas	82	10.95%	Fourth quarter of 2022
DPL - Delaware(b)	January 14, 2022 (amended February 28, 2022)	Natural Gas	15	10.30%	First quarter of 2023
DPL - Maryland(c)	May 19, 2022	Electric	38	10.25%	Fourth quarter of 2022
__________
(a)ComEd's 2023 requested revenue requirement reflects an increase of $144 million for the initial year revenue requirement for 2023 and an increase of $55 million related to the annual reconciliation for 2021. The revenue requirement for 2023 provides for a weighted average debt and equity return on distribution rate base of 5.94%, inclusive of an allowed ROE of 7.85%, reflecting the average monthly yields for 30-year treasury bonds plus 580 basis points. The reconciliation revenue requirement for 2021 provides for a weighted average debt and equity return on distribution rate base of 5.91%, inclusive of an allowed ROE of 7.78%, reflecting the average monthly yields for 30-year treasury bonds plus 580 basis points less a performance metrics penalty of 7 basis points. This is ComEd's last performance-based electric distribution formula rate update filing under EIMA as a result of the law authorizing the rate setting process sunsetting at the end of 2022. See Note 3 - Regulatory Matters of the 2021 Recast Form 10-K for additional information on ComEd's transition away from the electric distribution formula rate.
(b)The rates will go into effect on August 14, 2022, subject to refund.
(c)Reflects a three-year cumulative multi-year plan for January 1, 2023 to December 31, 2025 and total requested revenue requirement increases, before offsets, of $23 million effective January 1, 2023, $8 million effective January 1, 2024, and $7 million effective January 1, 2025, to recover capital investments made in 2021 and planned capital investments through the end of 2025. DPL is proposing the acceleration of refunds for certain tax benefits to partially offset the customer rate increases by $12 million and $8 million in 2023 and 2024, respectively.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
For 2022, the following total increases/(decreases) were included in the Utility Registrants' electric transmission formula rate update:

Registrant(a)	Initial Revenue Requirement Increase	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement Increase		Allowed Return on Rate Base(b)	Allowed ROE(c)
ComEd	$24	$(24)	$—		8.11%	11.50%
PECO	23	16	39		7.30%	10.35%
BGE	25	(4)	16	(d)	7.30%	10.50%
Pepco	16	15	31		7.60%	10.50%
DPL	9	2	11		7.09%	10.50%
ACE	21	13	34		7.18%	10.50%
__________
(a)All rates are effective June 1, 2022 - May 31, 2023, subject to review by interested parties pursuant to review protocols of each Utility Registrants' tariff.
(b)Represents the weighted average debt and equity return on transmission rate bases. For ComEd and PECO, the common equity component of the ratio used to calculate the weighted average debt and equity return on the transmission formula rate base is currently capped at 55% and 55.75%, respectively.
(c)The rate of return on common equity for each Utility Registrant includes a 50-basis-point incentive adder for being a member of a RTO.
(d)The increase in BGE's transmission revenue requirement includes a $5 million reduction related to a FERC-approved dedicated facilities charge to recover the costs of providing transmission service to specifically designated load by BGE.
Other State Regulatory Matters
Illinois Regulatory Matters
CEJA (Exelon and ComEd). On September 15, 2021, the Governor of Illinois signed into law CEJA. CEJA includes, among other features, (1) procurement of CMCs from qualifying nuclear-powered generating facilities, (2) a requirement to file a general rate case or a new four-year multi-year plan no later than January 20, 2023 to establish rates effective after ComEd’s existing performance-based distribution formula rate sunsets, (3) an extension of and certain adjustments to ComEd’s energy efficiency MWh savings goals, (4) revisions to the Illinois RPS requirements, including expanded charges for the procurement of RECs from wind and solar generation, (5) a requirement to accelerate amortization of ComEd’s unprotected excess deferred income taxes ("EDIT") that ComEd was previously directed by the ICC to amortize using the average rate assumption method which equates to approximately 39.5 years, and (6) requirements that ComEd and the ICC initiate and conduct various regulatory proceedings on subjects including ethics, spending, grid investments, and performance metrics. Regulatory or legal challenges regarding the validity or implementation of CEJA are possible and Exelon and ComEd cannot reasonably predict the outcome of any such challenges.
Carbon Mitigation Credit
CEJA establishes decarbonization requirements for Illinois as well as programs to support the retention and development of emissions-free sources of electricity. ComEd is required to purchase CMCs between June 1, 2022 and May 31, 2027 and all its costs of doing so will be recovered through a new rider. The price to be paid for each CMC was established through a competitive bidding process that included consumer-protection measures that capped the maximum acceptable bid amount and a formula that reduces CMC prices by an energy price index, the base residual auction capacity price in the ComEd zone of PJM, and the monetized value of any federal tax credit or other subsidy if applicable. The consumer protection measures contained in CEJA will result in net payments to ComEd ratepayers if the energy index, the capacity price and applicable federal tax credits or subsidy exceed the CMC contract price. ComEd began issuing credits to its retail customers under its new CMC rider in the June 2022 billing period and recorded a regulatory asset of $255 million as of June 30, 2022 for the difference between customer credits issued and the credit to be received from the participating nuclear plants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Excess Deferred Income Taxes
The ICC initiated a docket to accelerate and fully credit to customers TCJA unprotected property-related EDIT no later than December 31, 2025. On July 7, 2022, the ICC issued a final order on the schedule for the acceleration of EDIT amortization, adopting the proposal as submitted by several parties, including ComEd, ICC Staff, the Illinois Attorney General's Office, and the Citizens Utility Board. EDIT amortization will be credited to customers through a new rider from January 1, 2023 through December 31, 2025.
Beneficial Electrification Plan
On July 1, 2022, ComEd filed a proposed plan to promote beneficial electrification efforts in its Northern Illinois service area with the ICC as required by CEJA. ComEd's plan is designed to meaningfully reduce barriers to beneficial electrification, including those related to electric vehicles, such as upfront technology adoption costs, charging costs, and charging availability; promote equity and environmental justice; reduce carbon emissions and surface-level pollutants; and support customer education and awareness of electrification options. As proposed, ComEd could expend approximately $300 million over the three-year period 2023 through 2025. The beneficial electrification plan requests recovery of all those costs through a rider mechanism, under which certain of the costs would be amortized over ten years with a return on the unrecovered balance. An order is expected to be issued by the ICC no later than the first quarter of 2023. At this time, ComEd cannot predict the outcome of these proceedings.
See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K for additional information on CEJA (referred to as Clean Energy Law).
Energy Efficiency Formula Rate (Exelon and ComEd). ComEd filed its annual energy efficiency formula rate update with the ICC on May 25, 2022. The filing establishes the revenue requirement used to set the rates that will take effect in January 2023 after the ICC's review and approval. The requested revenue requirement update is based on a reconciliation of the 2021 actual costs plus projected 2023 expenditures.

Initial Revenue Requirement Increase	Annual Reconciliation Decrease	Total Revenue Requirement Increase	Requested Return on Rate Base(a)	Requested ROE
$66	$(16)	$50	5.94%	7.85%
__________
(a)The requested revenue requirement increase provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 5.94% inclusive of an allowed ROE of 7.85%, reflecting the monthly average yields for 30-year treasury bonds plus 580 basis points. For the 2021 reconciliation year, the requested revenue requirement provides for a weighted average debt and equity return on the energy efficiency regulatory asset and rate base of 5.52% inclusive of an allowed ROE of 6.99%, which includes a downward performance adjustment that decreased the ROE. The performance adjustment can either increase or decrease the ROE based upon the achievement of energy efficiency savings goals.
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
As of June 30, 2022, the $180 million liability for the contract termination fee consists of $87 million and $93 million included in Other current liabilities and Other deferred credits and other liabilities, respectively, in Exelon's Consolidated Balance Sheet. The current and noncurrent liability is included in PPA termination obligation and Other deferred credits and other liabilities, respectively, in PHI's and ACE's Consolidated Balance Sheets. For the six months ended June 30, 2022, ACE has paid $23 million of the liability, which is recorded in Changes in Other assets and liabilities in Exelon's, PHI's, and ACE's Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 3 — Regulatory Matters
Regulatory Assets and Liabilities
The Utility Registrants' regulatory assets and liabilities have not changed materially since December 31, 2021, unless noted below. See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K for additional information on the specific regulatory assets and liabilities.
ComEd. Regulatory assets increased $254 million primarily due to an increase of $255 million in the CMC regulatory asset, as discussed in CEJA above, $89 million in the Electric Distribution Formula Rate Annual Reconciliations regulatory asset, and $29 million in the Energy Efficiency Costs regulatory asset partially offset by a decrease of $116 million in the Renewable Energy regulatory asset. Regulatory liabilities decreased $617 million primarily due to a decrease of $788 million in the Decommissioning the Regulatory Agreement Units regulatory liability and $45 million in the Deferred Income Taxes regulatory liability partially offset by an increase of $162 million in the Renewable Portfolio Standards Costs regulatory liability and $33 million in the Removal Costs regulatory liability.
PECO. Regulatory assets increased $103 million primarily due to an increase of $99 million in the Deferred Income Taxes regulatory asset. Regulatory liabilities decreased $325 million primarily due to a decrease of $305 million in the Decommissioning the Regulatory Agreement Units regulatory liability and $12 million in the Electric Energy and Natural Gas Costs regulatory liability.
BGE. Regulatory assets decreased $49 million primarily due to a decrease of $20 million in the Under-recovered revenue decoupling regulatory asset, $14 million in the Electric Energy and Natural Gas Costs regulatory asset, and $13 million in the Energy Efficiency and Demand Response Programs regulatory asset.
Pepco. Regulatory assets decreased $47 million primarily due to a decrease of $20 million in the Under-recovered revenue decoupling regulatory asset, $17 million in the DC PLUG Charge regulatory asset, and $10 million in the Energy Efficiency and Demand Response Programs regulatory asset. Regulatory liabilities decreased $44 million primarily due to a decrease of $46 million in the Deferred Income Taxes regulatory liability.
ACE. Regulatory assets increased $179 million primarily due to an increase in the Electric Energy Costs regulatory asset as a result of the PPA termination. Regulatory liabilities decreased $16 million primarily due to a decrease of $13 million in the Deferred Income Taxes regulatory liability.
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

	Exelon	ComEd(a)	PECO	BGE(b)	PHI	Pepco(c)	DPL(c)	ACE
June 30, 2022	$49	$4	$—	$32	$13	$11	$2	$—
December 31, 2021	43	1	—	37	5	3	2	—
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
See Note 4 — Revenue from Contracts with Customers of the 2021 Recast Form 10-K for additional information regarding the primary sources of revenue for the Registrants.
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
The following table provides a rollforward of the contract liabilities reflected in Exelon's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, ComEd's, PECO's, and BGE's contract liabilities were immaterial.

	Exelon(a)	PHI(a)	Pepco(a)	DPL	ACE(a)
Balance as of December 31, 2021	$109	$109	$87	$11	$11
Revenues recognized	(2)	(2)	(2)	—	—
Balance as of March 31, 2022	107	107	85	11	11
Revenues recognized	(2)	(2)	(1)	—	(1)
Balance as of June 30, 2022	$105	$105	$84	$11	$10

	Exelon(a)	PHI(a)	Pepco(a)	DPL(a)	ACE(a)
Balance as of December 31, 2020	$118	$118	$94	$12	$12
Revenues recognized	(2)	(2)	(2)	—	—
Balance as of March 31, 2021	116	116	92	12	12
Revenues recognized	(3)	(3)	(1)	(1)	(1)
Balance as of June 30, 2021	$113	$113	$91	$11	$11
__________
(a)Revenues recognized in the three and six months ended June 30, 2022 and 2021, were included in the contract liabilities at December 31, 2021 and 2020, respectively.
Transaction Price Allocated to Remaining Performance Obligations
The following table shows the amounts of future revenues expected to be recorded in each year for performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2022. This disclosure only includes contracts for which the total consideration is fixed and determinable at contract inception. The average contract term varies by customer type and commodity but ranges from one month to several years.
This disclosure excludes the Utility Registrants' gas and electric tariff sales contracts and transmission revenue contracts as they generally have an original expected duration of one year or less and, therefore, do not contain any future, unsatisfied performance obligations to be included in this disclosure.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 4 — Revenue from Contracts with Customers

	2022	2023	2024	2025	2026 and thereafter	Total
Exelon	$4	$8	$6	$5	$82	$105
PHI	4	8	6	5	82	105
Pepco	3	6	5	5	65	84
DPL	1	1	—	—	9	11
ACE	—	1	1	—	8	10
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
An analysis and reconciliation of the Registrants’ reportable segment information to the respective information in the consolidated financial statements for the three and six months ended June 30, 2022 and 2021 is as follows:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Three Months Ended June 30, 2022 and 2021

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2022
Electric revenues	$1,425	$708	$629	$1,182	$—	$(6)	$3,938
Natural gas revenues	—	108	157	37	—	(1)	301
Shared service and other revenues	—	—	—	2	384	(386)	—
Total operating revenues	$1,425	$816	$786	$1,221	$384	$(393)	$4,239
2021
Electric revenues	$1,517	$610	$558	$1,113	$—	$(9)	$3,789
Natural gas revenues	—	83	124	24	—	—	231
Shared service and other revenues	—	—	—	3	524	(527)	—
Total operating revenues	$1,517	$693	$682	$1,140	$524	$(536)	$4,020
Intersegment revenues(c):
2022	$3	$1	$3	$2	$384	$(393)	$—
2021	5	2	7	4	522	(535)	5
Depreciation and amortization:
2022	$328	$93	$152	$240	$16	$1	$830
2021	296	87	141	194	18	—	736
Operating expenses:
2022	$1,039	$639	$717	$1,066	$460	$(378)	$3,543
2021	1,196	552	620	955	495	(374)	3,444
Interest expense, net:
2022	$104	$43	$36	$73	$101	$1	$358
2021	98	42	34	67	83	—	324
Income (loss) from continuing operations before income taxes:
2022	$293	$142	$38	$101	$(62)	$(1)	$511
2021	238	106	37	138	(46)	(144)	329
Income Taxes:
2022	$66	$9	$1	$1	$(31)	$—	$46
2021	46	2	(8)	(3)	(27)	(7)	3
Net income (loss) from continuing operations:
2022	$227	$133	$37	$100	$(31)	$(1)	$465
2021	192	104	45	141	(19)	(137)	326
Capital Expenditures:
2022	$591	$314	$275	$367	$38	$—	$1,585
2021	549	282	284	433	15	—	1,563
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
(c)See Note 15 — Related Party Transactions for additional information on intersegment revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2022
Electric revenues	$581	$295	$309	$—	$(3)	$1,182
Natural gas revenues	—	37	—	—	—	37
Shared service and other revenues	—	—	—	98	(96)	2
Total operating revenues	$581	$332	$309	$98	$(99)	$1,221
2021
Electric revenues	$523	$274	$319	$—	$(3)	$1,113
Natural gas revenues	—	24	—	—	—	24
Shared service and other revenues	—	—	—	95	(92)	3
Total operating revenues	$523	$298	$319	$95	$(95)	$1,140
Intersegment revenues(c):
2022	$2	$2	$1	$98	$(101)	$2
2021	1	2	1	95	(95)	4
Depreciation and amortization:
2022	$105	$56	$72	$7	$—	$240
2021	96	51	40	7	—	194
Operating expenses:
2022	$487	$296	$283	$99	$(99)	$1,066
2021	429	255	269	97	(95)	955
Interest expense, net:
2022	$38	$17	$17	$1	$—	$73
2021	35	16	14	2	—	67
Income (loss) before income taxes:
2022	$69	$23	$11	$(2)	$—	$101
2021	72	31	36	(1)	—	138
Income Taxes:
2022	$(1)	$2	$—	$—	$—	$1
2021	(3)	1	(1)	—	—	(3)
Net income (loss):
2022	$70	$21	$11	$(2)	$—	$100
2021	75	30	37	(1)	—	141
Capital Expenditures:
2022	$184	$91	$92	$—	$—	$367
2021	219	99	116	(1)	—	433
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Three Months Ended June 30, 2022
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$819	$431	$334	$548	$234	$155	$159
Small commercial & industrial	312	126	70	140	35	51	54
Large commercial & industrial	11	72	129	332	250	30	52
Public authorities & electric railroads	5	7	7	15	8	3	4
Other(a)	234	68	99	164	54	57	55
Total electric revenues(b)	$1,381	$704	$639	$1,199	$581	$296	$324
Natural gas revenues
Residential	$—	$71	$96	$17	$—	$17	$—
Small commercial & industrial	—	29	18	8	—	8	—
Large commercial & industrial	—	—	35	3	—	3	—
Transportation	—	6	—	3	—	3	—
Other(c)	—	2	12	6	—	6	—
Total Natural gas revenues(d)	$—	$108	$161	$37	$—	$37	$—
Total revenues from contracts with customers	$1,381	$812	$800	$1,236	$581	$333	$324

Other revenues
Revenues from alternative revenue programs	$35	$—	$(20)	$(17)	$(1)	$(2)	$(15)
Other electric revenues(e)	9	4	4	2	1	1	—
Other natural gas revenues(e)	—	—	2	—	—	—	—
Total other revenues	$44	$4	$(14)	$(15)	$—	$(1)	$(15)
Total revenues for reportable segments	$1,425	$816	$786	$1,221	$581	$332	$309

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Three Months Ended June 30, 2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$759	$383	$299	$537	$223	$147	$167
Small commercial & industrial	377	99	60	124	32	46	46
Large commercial & industrial	138	59	108	257	188	22	47
Public authorities & electric railroads	11	8	7	17	10	3	4
Other(a)	214	54	87	139	50	46	43
Total electric revenues(b)	$1,499	$603	$561	$1,074	$503	$264	$307
Natural gas revenues
Residential	$—	$55	$81	$12	$—	$12	$—
Small commercial & industrial	—	22	13	6	—	6	—
Large commercial & industrial	—	—	27	1	—	1	—
Transportation	—	5	—	3	—	3	—
Other(c)	—	1	6	2	—	2	—
Total natural gas revenues(d)	$—	$83	$127	$24	$—	$24	$—
Total revenues from contracts with customers	$1,499	$686	$688	$1,098	$503	$288	$307

Other revenues
Revenues from alternative revenue programs	$9	$7	$(10)	$41	$19	$10	$12
Other electric revenues(e)	9	—	3	1	1	—	—
Other natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$18	$7	$(6)	$42	$20	$10	$12
Total revenues for reportable segments	$1,517	$693	$682	$1,140	$523	$298	$319
__________
(a)Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•$3 million, $5 million at ComEd
•$1 million, $1 million at PECO
•$2 million, $4 million at BGE
•$2 million, $4 million at PHI
•$2 million, $1 million at Pepco
•$2 million, $2 million at DPL
•$1 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•less than $1 million, less than $1 million at PECO
•$1 million, $3 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
Six Months Ended June 30, 2022 and 2021

	ComEd	PECO	BGE	PHI	Other(a)	Intersegment Eliminations	Exelon
Operating revenues(b):
2022
Electric revenues	$3,158	$1,449	$1,366	$2,501	$—	$(14)	$8,460
Natural gas revenues	—	414	574	120	—	(2)	1,106
Shared service and other revenues	—	—	—	5	961	(966)	—
Total operating revenues	$3,158	$1,863	$1,940	$2,626	$961	$(982)	$9,566
2021
Electric revenues	$3,052	$1,271	$1,190	$2,283	$—	$(16)	$7,780
Natural gas revenues	—	311	466	95	—	—	872
Shared service and other revenues	—	—	—	6	1,013	(1,019)	—
Total operating revenues	$3,052	$1,582	$1,656	$2,384	$1,013	$(1,035)	$8,652
Intersegment revenues(c):
2022	$8	$2	$10	$6	$961	$(981)	$6
2021	11	4	13	7	1,010	(1,033)	12
Depreciation and amortization:
2022	$649	$185	$322	$459	$32	$—	$1,647
2021	589	173	293	404	35	—	1,494
Operating expenses:
2022	$2,444	$1,432	$1,636	$2,282	$1,086	$(909)	$7,971
2021	2,406	1,231	1,372	2,013	943	(713)	7,252
Interest expense, net:
2022	$204	$84	$71	$143	$195	$—	$697
2021	193	80	67	134	169	—	643
Income (loss) from continuing operations before income taxes:
2022	$534	$363	$244	$238	$(125)	$(45)	$1,209
2021	475	283	233	273	(80)	(292)	892
Income Taxes:
2022	$119	$24	$10	$8	$114	$(12)	$263
2021	85	12	(21)	5	(19)	(20)	42
Net income (loss) from continuing operations:
2022	$415	$339	$234	$230	$(239)	$(33)	$946
2021	390	271	254	269	(61)	(272)	851
Capital Expenditures:
2022	$1,208	$658	$578	$776	$60	$—	$3,280
2021	1,162	577	620	889	61	—	3,309
Total assets:
June 30, 2022	$37,194	$14,216	$13,093	$25,592	$6,345	$(4,145)	$92,295
December 31, 2021	36,470	13,824	12,324	24,744	7,626	(8,319)	86,669
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information
(c)See Note 15 — Related Party Transactions for additional information on intersegment revenues.
PHI:

	Pepco	DPL	ACE	Other(a)	Intersegment Eliminations	PHI
Operating revenues(b):
2022
Electric revenues	$1,195	$643	$658	$—	$5	$2,501
Natural gas revenues	—	120	—	—	—	120
Shared service and other revenues	—	—	—	205	(200)	5
Total operating revenues	$1,195	$763	$658	$205	$(195)	$2,626
2021
Electric revenues	$1,076	$585	$629	$—	$(7)	$2,283
Natural gas revenues	—	95	—	—	—	95
Shared service and other revenues	—	—	—	189	(183)	6
Total operating revenues	$1,076	$680	$629	$189	$(190)	$2,384
Intersegment revenues(c):
2022	$2	$3	$2	$195	$(196)	$6
2021	3	4	1	189	(190)	7
Depreciation and amortization:
2022	$213	$113	$118	$15	$—	$459
2021	199	104	87	14	—	404
Operating expenses:
2022	$1,034	$653	$593	$197	$(195)	$2,282
2021	895	564	552	192	(190)	2,013
Interest expense, net:
2022	$74	$33	$32	$5	$(1)	$143
2021	69	30	29	6	—	134
Income (loss) before income taxes:
2022	$113	$83	$38	$4	$—	$238
2021	137	92	50	(6)	—	273
Income Taxes:
2022	$(3)	$6	$1	$4	$—	$8
2021	3	6	(1)	(3)	—	5
Net income (loss):
2022	$116	$77	$37	$—	$—	$230
2021	134	86	51	(2)	—	269
Capital Expenditures:
2022	$402	$194	$179	$1	$—	$776
2021	439	211	239	—	—	889
Total assets:
June 30, 2022	$10,226	$5,742	$5,052	$4,775	$(203)	$25,592
December 31, 2021	9,903	5,412	4,556	4,933	(60)	24,744
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

	Six Months Ended June 30, 2022
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,675	$918	$752	$1,200	$509	$362	$329
Small commercial & industrial	736	237	151	281	73	107	101
Large commercial & industrial	165	136	260	655	503	56	96
Public authorities & electric railroads	20	15	14	31	16	7	8
Other(a)	472	130	196	359	100	113	136
Total electric revenues(b)	$3,068	$1,436	$1,373	$2,526	$1,201	$645	$670
Natural gas revenues
Residential	$—	$289	$378	$68	$—	$68	$—
Small commercial & industrial	—	105	63	29	—	29	—
Large commercial & industrial	—	—	100	6	—	6	—
Transportation	—	14	—	7	—	7	—
Other(c)	—	5	47	10	—	10	—
Total natural gas revenues(d)	$—	$413	$588	$120	$—	$120	$—
Total revenues from contracts with customers	$3,068	$1,849	$1,961	$2,646	$1,201	$765	$670

Other revenues
Revenues from alternative revenue programs	$75	$6	$(32)	$(22)	$(7)	$(3)	$(12)
Other electric revenues(e)	15	7	8	2	1	1	—
Other natural gas revenues(e)	—	1	3	—	—	—	—
Total other revenues	$90	$14	$(21)	$(20)	$(6)	$(2)	$(12)
Total revenues for reportable segments	$3,158	$1,863	$1,940	$2,626	$1,195	$763	$658

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 5 — Segment Information

	Six Months Ended June 30, 2021
Revenues from contracts with customers	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Electric revenues
Residential	$1,502	$816	$662	$1,142	$476	$337	$329
Small commercial & industrial	744	199	129	242	65	92	85
Large commercial & industrial	271	116	213	505	372	43	90
Public authorities & electric railroads	22	17	13	30	16	7	7
Other(a)	433	106	165	283	101	87	95
Total electric revenues(b)	$2,972	$1,254	$1,182	$2,202	$1,030	$566	$606
Natural gas revenues
Residential	$—	$215	$297	$57	$—	$57	$—
Small commercial & industrial	—	81	48	24	—	24	—
Large commercial & industrial	—	—	81	3	—	3	—
Transportation	—	12	—	8	—	8	—
Other(c)	—	3	36	2	—	3	—
Total natural gas revenues(d)	$—	$311	$462	$94	$—	$95	$—
Total revenues from contracts with customers	$2,972	$1,565	$1,644	$2,296	$1,030	$661	$606

Other revenues
Revenues from alternative revenue programs	$64	$17	$8	$88	$46	$19	$23
Other electric revenues(e)	16	—	3	—	—	—	—
Other natural gas revenues(e)	—	—	1	—	—	—	—
Total other revenues	$80	$17	$12	$88	$46	$19	$23
Total revenues for reportable segments	$3,052	$1,582	$1,656	$2,384	$1,076	$680	$629
__________
(a)Includes revenues from transmission revenue from PJM, wholesale electric revenue and mutual assistance revenue.
(b)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•$8 million, $11 million at ComEd
•$2 million, $3 million at PECO
•$3 million, $5 million at BGE
•$6 million, $7 million at PHI
•$2 million, $3 million at Pepco
•$3 million, $4 million at DPL
•$2 million, $1 million at ACE
(c)Includes revenues from off-system natural gas sales.
(d)Includes operating revenues from affiliates in 2022 and 2021 respectively of:
•less than $1 million, $1 million at PECO
•$7 million, $7 million at BGE
(e)Includes late payment charge revenues.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
6. Accounts Receivable (All Registrants)
Allowance for Credit Losses on Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Customer Accounts Receivable.

	Three Months Ended June 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2022	$389	$92	$125	$59	$113	$40	$24	$49
Plus: Current period (benefit) provision for expected credit losses	(9)	(5)	(10)	2	4	5	—	(1)
Less: Write-offs, net of recoveries(a)	26	6	8	4	8	3	2	3
Balance as of June 30, 2022	$354	$81	$107	$57	$109	$42	$22	$45

	Three Months Ended June 30, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2021	$377	$103	$130	$43	$101	$41	$25	$35
Plus: Current period (benefit) provision for expected credit losses	(42)	(9)	(14)	(14)	(5)	(1)	(5)	1
Less: Write-offs, net of recoveries(a)	15	5	5	2	3	2	1	—
Balance as of June 30, 2021	$320	$89	$111	$27	$93	$38	$19	$36

	Six Months Ended June 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$320	$73	$105	$38	$104	$37	$18	$49
Plus: Current period provision for expected credit losses(b)	101	21	21	28	31	16	7	8
Less: Write-offs, net of recoveries(a)(c)	67	13	19	9	26	11	3	12
Balance as of June 30, 2022	$354	$81	$107	$57	$109	$42	$22	$45

	Six Months Ended June 30, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$334	$97	$116	$35	$86	$32	$22	$32
Plus: Current period provision (benefit) for expected credit losses	28	12	6	(5)	15	10	1	4
Less: Write-offs, net of recoveries(a)	42	20	11	3	8	4	4	—
Balance as of June 30, 2021	$320	$89	$111	$27	$93	$38	$19	$36
__________
(a)Recoveries were not material to the Registrants.
(b)For BGE, Pepco, and ACE, the increase is primarily as a result of increased receivable balances due to the increased aging of receivables.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
The following tables present the rollforward of Allowance for Credit Losses on Other Accounts Receivable.

	Three Months Ended June 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2022	$81	$20	$9	$11	$41	$18	$9	$14
Plus: Current period provision (benefit) for expected credit losses	2	(2)	2	1	1	2	(1)	—
Less: Write-offs, net of recoveries(a)	2	—	1	1	—	—	—	—
Balance as of June 30, 2022	$81	$18	$10	$11	$42	$20	$8	$14

	Three Months Ended June 30, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of March 31, 2021	$79	$22	$11	$9	$37	$15	$10	$12
Plus: Current period (benefit) provision for expected credit losses	(5)	(3)	(3)	—	1	1	(1)	1
Less: Write-offs, net of recoveries(a)	3	1	1	1	—	—	—	—
Balance as of June 30, 2021	$71	$18	$7	$8	$38	$16	$9	$13

	Six Months Ended June 30, 2022
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2021	$72	$17	$7	$9	$39	$16	$8	$15
Plus: Current period provision for expected credit losses	15	2	4	4	5	4	—	1
Less: Write-offs, net of recoveries(a)	6	1	1	2	2	—	—	2
Balance as of June 30, 2022	$81	$18	$10	$11	$42	$20	$8	$14

	Six Months Ended June 30, 2021
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Balance as of December 31, 2020	$71	$21	$8	$9	$33	$13	$9	$11
Plus: Current period provision (benefit) for expected credit losses	5	(2)	1	1	5	3	—	2
Less: Write-offs, net of recoveries(a)	5	1	2	2	—	—	—	—
Balance as of June 30, 2021	$71	$18	$7	$8	$38	$16	$9	$13
__________
(a)Recoveries were not material to the Registrants.
Unbilled Customer Revenue
The following table provides additional information about unbilled customer revenues recorded in the Registrants' Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

	Unbilled customer revenues(a)
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2022	$636	$191	$138	$123	$184	$94	$41	$49
December 31, 2021	747	240	161	171	175	82	53	40
__________
(a)Unbilled customer revenues are classified in Customer accounts receivables, net in the Registrants' Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 6 — Accounts Receivable
Other Purchases of Customer and Other Accounts Receivables
The Utility Registrants are required, under separate legislation and regulations in Illinois, Pennsylvania, Maryland, District of Columbia, Delaware, and New Jersey, to purchase certain receivables from alternative retail electric and, as applicable, natural gas suppliers that participate in the utilities' consolidated billing. The following table presents the total receivables purchased.

	Total receivables purchased
	Exelon(a)	ComEd	PECO	BGE(a)	PHI	Pepco	DPL	ACE
Six months ended June 30, 2022	$1,911	$456	$518	$391	$546	$342	$104	$100
Six months ended June 30, 2021	1,838	485	507	343	503	310	103	90
__________
(a)Includes $4 million of receivables purchased from Generation prior to the separation on February 1, 2022 for the six months ended June 30, 2022 and $15 million of receivables purchased from Generation for the six months ended June 30, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
7. Income Taxes (All Registrants)
Rate Reconciliation
The effective income tax rate from continuing operations varies from the U.S. federal statutory rate principally due to the following:

	Three Months Ended June 30, 2022(a)
	Exelon	ComEd	PECO(b)	BGE(b)	PHI	Pepco(b)	DPL	ACE(b)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(c)	(5.4)	7.9	(0.6)	2.1	1.5	(3.4)	7.2	6.7
Plant basis differences	(3.3)	(0.5)	(11.0)	(1.3)	(1.7)	(2.4)	(0.7)	(1.0)
Excess deferred tax amortization	(10.5)	(5.5)	(3.1)	(19.0)	(19.2)	(15.7)	(20.0)	(24.5)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.4)	(0.3)	—	(1.5)	(0.4)	(0.4)	(0.4)	(0.4)
Other(d)	7.7	—	—	1.4	(0.1)	(0.5)	1.8	(1.6)
Effective income tax rate	9.0%	22.5%	6.3%	2.6%	1.0%	(1.4)%	8.7%	—%

	Three Months Ended June 30, 2021(a)
	Exelon	ComEd	PECO(e)	BGE(e)	PHI	Pepco(e)	DPL	ACE(e)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	1.1	8.0	(2.9)	(12.5)	2.4	(2.1)	7.0	8.1
Plant basis differences	(4.0)	(0.7)	(12.5)	(2.3)	(1.1)	(1.5)	(0.7)	(0.6)
Excess deferred tax amortization	(13.4)	(7.0)	(3.3)	(17.5)	(22.3)	(19.0)	(21.9)	(28.2)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits	(1.0)	(0.8)	—	(3.6)	(0.8)	(0.7)	(0.9)	(0.6)
Other	(2.7)	(1.1)	(0.4)	(6.6)	(1.3)	(1.9)	(1.1)	(2.3)
Effective income tax rate	0.9%	19.3%	1.9%	(21.6)%	(2.2)%	(4.2)%	3.2%	(2.8)%
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
(c)For Exelon, the lower state income taxes, net of federal income tax benefit, is primarily related to a one-time impact associated with a state tax benefit of $43 million and indemnification adjustments pursuant to the Tax Matters Agreement of $5 million as a result of the separation.
(d)For Exelon, primarily related to indemnification adjustments pursuant to the Tax Matters Agreement of $48 million.
(e)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions. For BGE, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits. For Pepco, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits. For ACE, the lower effective tax rate is primarily due to the acceleration of certain income tax benefits due to distribution rate case settlements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes

	Six Months Ended June 30, 2022(a)
	Exelon	ComEd	PECO(b)	BGE(b)	PHI	Pepco(b)	DPL	ACE(b)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit(c)	9.9	7.9	(0.3)	2.3	2.8	(3.8)	6.5	6.7
Plant basis differences	(3.5)	(0.5)	(11.2)	(1.0)	(1.7)	(2.5)	(0.7)	(1.2)
Excess deferred tax amortization	(11.0)	(5.8)	(3.2)	(17.8)	(18.3)	(16.3)	(19.5)	(22.9)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits(d)	0.8	(0.3)	—	(0.6)	(0.4)	(0.4)	(0.3)	(0.3)
Other(e)	4.7	0.1	0.3	0.3	0.1	(0.7)	0.4	(0.5)
Effective income tax rate	21.8%	22.3%	6.6%	4.1%	3.4%	(2.7)%	7.2%	2.6%

	Six Months Ended June 30, 2021(a)
	Exelon	ComEd	PECO(f)	BGE(f)	PHI	Pepco(f)	DPL	ACE(f)
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State income taxes, net of Federal income tax benefit	2.0	7.4	(2.1)	(10.5)	4.2	1.5	6.6	7.8
Plant basis differences	(3.6)	(0.6)	(11.3)	(1.6)	(1.3)	(1.8)	(0.7)	(0.7)
Excess deferred tax amortization	(12.5)	(7.0)	(3.3)	(15.9)	(20.8)	(17.2)	(19.7)	(28.3)
Amortization of investment tax credit, including deferred taxes on basis difference	(0.1)	(0.1)	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Tax credits	(0.5)	(0.5)	—	(0.9)	(0.5)	(0.5)	(0.4)	(0.5)
Other	(1.6)	(2.3)	(0.1)	(1.0)	(0.7)	(0.8)	(0.1)	(1.1)
Effective income tax rate	4.7%	17.9%	4.2%	(9.0)%	1.8%	2.2%	6.5%	(2.0)%
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
(c)For Exelon, the higher state income taxes, net of federal income tax benefit, is primarily due to the long-term marginal state income tax rate change of $67 million and the recognition of a valuation allowance of $40 million against the net deferred tax asset position for certain standalone state filing jurisdictions, partially offset by a one-time impact associated with a state tax benefit of $43 million and indemnification adjustments pursuant to the Tax Matters Agreement of $4 million as a result of the separation.
(d)For Exelon, reflects the income tax expense related to the write-off of federal tax credits subject to recapture of $15 million as a result of the separation.
(e)For Exelon, primarily reflects the nondeductible transaction costs of approximately $19 million arising as part of the separation and indemnification adjustments pursuant to the Tax Matters Agreement of $48 million.
(f)For PECO, the lower effective tax rate is primarily related to plant basis differences attributable to tax repair deductions. For BGE, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits. For Pepco, the income tax benefit is primarily due to the Maryland multi-year plan which resulted in the acceleration of certain income tax benefits. For ACE, the lower effective tax rate is primarily due to the acceleration of certain income tax benefits due to distribution rate case settlements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
Unrecognized Tax Benefits
Exelon, PHI and ACE have the following unrecognized tax benefits as of June 30, 2022 and December 31, 2021. ComEd's, PECO's, BGE's, Pepco's, and DPL's amounts are not material.

	Exelon(a)	PHI	ACE
June 30, 2022	$147	$58	$16
December 31, 2021	143	56	16
__________
(a)As of June 30, 2022, Exelon recorded a receivable of $50 million in Noncurrent other assets in the Consolidated Balance Sheet for Constellation’s share of unrecognized tax benefits for periods prior to the separation.
Reasonably possible the total amount of unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date
As of June 30, 2022, ACE has $14 million of unrecognized state tax benefits that could significantly decrease within the 12 months after the reporting date based on the outcome of pending court cases involving other taxpayers. The unrecognized tax benefit, if recognized, may be included in future base rates and that portion would have no impact to the effective tax rate.
Other Tax Matters
Separation (Exelon)

In the first quarter of 2022, in connection with the separation, Exelon recorded an income tax expense related to continuing operations of $148 million primarily due to the long-term marginal state income tax rate change of $67 million discussed further below, the recognition of valuation allowances of approximately $40 million against the net deferred tax assets positions for certain standalone state filing jurisdictions, the write-off of federal and state tax credits subject to recapture of $17 million, and nondeductible transaction costs for federal and state taxes of $24 million.

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
Indemnification for Taxes. As a former subsidiary of Exelon, Constellation has joint and several liability with Exelon to the IRS and certain state jurisdictions relating to the taxable periods prior to the separation. The TMA specifies that Constellation is liable for their share of taxes required to be paid by Exelon with respect to taxable periods prior to the separation to the extent Constellation would have been responsible for such taxes under the existing Exelon tax sharing agreement. As a result, Exelon recorded a receivable of $55 million in Current other assets in the Consolidated Balance Sheet for Constellation’s share of taxes for periods prior to the separation, as of March 31, 2022. As of June 30, 2022, the remaining amount of the receivable is $31 million.
Tax Refunds. The TMA specifies that Constellation is entitled to their share of any future tax refunds claimed by Exelon with respect to taxable periods prior to the separation to the extent that Constellation would have received such tax refunds under the existing Exelon tax sharing agreement.

Tax Attributes. At the date of separation certain tax attributes, primarily pre-closing tax credit carryforwards, that were generated by Constellation were required by law to be allocated to Exelon. The TMA also provides that Exelon will reimburse Constellation when those allocated tax credit carryforwards are utilized. As of March 31, 2022, Exelon recorded a payable of $11 million and $484 million in Current other liabilities and Noncurrent other liabilities, respectively, in the Consolidated Balance Sheet for tax credit carryforwards that are expected to be utilized and reimbursed to Constellation. As of June 30, 2022, the current and noncurrent payable amounts are $0 million and $480 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 7 — Income Taxes
Long-Term Marginal State Income Tax Rate (All Registrants)
In the first quarter of 2022, Exelon updated its marginal state income tax rates for changes in state apportionment due to the separation, which resulted in an increase of $67 million to the deferred tax liability at Exelon, and a corresponding adjustment to income tax expense, net of federal taxes.
Pennsylvania Corporate Income Tax Rate Change (Exelon and PECO)
On July 8, 2022, Pennsylvania enacted House Bill 1342, which will permanently reduce the corporate income tax rate from 9.99% to 4.99%. The tax rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.50% annually until it reaches 4.99% in 2031. As a result of the rate change, in the third quarter of 2022, Exelon and PECO will record an estimated one-time decrease to deferred income taxes of $390 million with a corresponding decrease to the deferred income taxes regulatory asset of $428 million for the amounts that are expected to be settled through future customer rates and an increase to income tax expense of $38 million (net of federal taxes). The tax rate decrease is not expected to have a material ongoing impact to Exelon’s and PECO’s financial statements.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits
The tables below show the pension and OPEB plans in which employees of each operating company participated as of June 30, 2022:

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
A portion of the net periodic benefit cost for all plans is capitalized within the Consolidated Balance Sheets. The following table presents the components of Exelon's net periodic benefit costs, prior to capitalization, for the three and six months ended June 30, 2022 and 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits

	Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$58	$75	$10	$13
Interest cost	110	101	19	17
Expected return on assets	(205)	(210)	(25)	(25)
Amortization of:
Prior service cost (credit)	1	—	(5)	(7)
Actuarial loss	73	99	4	8
Net periodic benefit cost	$37	$65	$3	$6

	Pension Benefits		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$119	$148	$20	$26
Interest cost	220	202	38	35
Expected return on assets	(414)	(421)	(50)	(50)
Amortization of:
Prior service cost (credit)	2	1	(10)	(13)
Actuarial loss	149	199	8	14
Curtailment benefits	—	—	—	(1)
Net periodic benefit cost	$76	$129	$6	$11
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 8 — Retirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
Pension and OPEB Costs (Benefit)	2022	2021	2022	2021
Exelon	$40	$71	$82	$140
ComEd	14	32	30	64
PECO	(2)	2	(4)	4
BGE	11	16	22	31
PHI	13	12	26	24
Pepco	2	2	4	3
DPL	1	1	2	1
ACE	3	3	6	5
Defined Contribution Savings Plan
The Registrants participate in a 401(k) defined contribution savings plan that is sponsored by Exelon. The plan is qualified under applicable sections of the IRC and allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. All Registrants match a percentage of the employee contributions up to certain limits. The following table presents the employer contributions and employer matching contributions to the savings plan for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Savings Plan Matching Contributions	2022	2021	2022	2021
Exelon	$23	$23	$43	$43
ComEd	10	10	18	18
PECO	3	3	6	6
BGE	3	2	5	4
PHI	4	4	7	7
Pepco	1	1	2	2
DPL	1	1	2	2
ACE	1	1	1	1
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
__________
(a)See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K for additional information.
(b)The fair value of the DPL economic hedge is not material as of June 30, 2022 and December 31, 2021.

The fair value of derivative economic hedges is presented in Other current assets and current and noncurrent Mark-to-market derivative liabilities in Exelon's and ComEd's Consolidated Balance Sheets. The Mark-to-market derivative assets included in Other current assets in Exelon’s and ComEd’s Consolidated Balance Sheets were $15 million and none as of June 30, 2022 and December 31, 2021, respectively.
Credit Risk
The Registrants would be exposed to credit-related losses in the event of non-performance by counterparties on executed derivative instruments. The credit exposure of derivative contracts, before collateral, is represented by the fair value of contracts at the reporting date. The Utility Registrants have contracts to procure electric and natural gas supply that provide suppliers with a certain amount of unsecured credit. If the exposure on the supply contract exceeds the amount of unsecured credit, the suppliers may be required to post collateral. The net credit exposure is mitigated primarily by the ability to recover procurement costs through customer rates. As of June 30, 2022, the amount of cash collateral held with external counterparties by Exelon, ComEd, BGE, PHI, Pepco, DPL, and ACE was $781 million, $133 million, $194 million, $452 million, $87 million, $224 million, and $141 million, respectively, which is recorded in Other current liabilities in Exelon's, ComEd's, BGE's, PHI's, Pepco's, DPL's, and ACE's Consolidated Balance Sheets. The amount of cash collateral received from external counterparties

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 9 — Derivative Financial Instruments
increased as of June 30, 2022 due to rising energy prices. The amount for PECO was not material as of June 30, 2022. As of December 31, 2021, the amounts for ComEd and DPL were $41 million and $43 million, respectively. The amounts for Exelon, PECO, BGE, PHI, Pepco, and ACE were not material as of December 31, 2021.
The Utility Registrants’ electric supply procurement contracts do not contain provisions that would require them to post collateral. PECO’s, BGE’s, and DPL’s natural gas procurement contracts contain provisions that could require PECO, BGE, and DPL to post collateral in the form of cash or credit support, which vary by contract and counterparty, with thresholds contingent upon PECO’s, BGE's, and DPL’s credit rating. As of June 30, 2022, PECO, BGE, and DPL were not required to post collateral for any of these agreements. If PECO, BGE, or DPL lost their investment grade credit rating as of June 30, 2022, they could have been required to post collateral to their counterparties of $37 million, $75 million, and $15 million, respectively.
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
Commercial Paper
The following table reflects the Registrants' commercial paper programs as of June 30, 2022 and December 31, 2021. ComEd had no commercial paper borrowings as of June 30, 2022 and December 31, 2021.

	Outstanding Commercial Paper as of		Average Interest Rate on Commercial Paper Borrowings as of
Commercial Paper Issuer	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Exelon(a)	$353	$599	1.86%	0.35%
PECO	210	—	1.86%	—%
BGE	—	130	—%	0.37%
PHI(b)	43	469	1.85%	0.35%
Pepco	43	175	1.85%	0.33%
DPL	—	149	—%	0.36%
ACE	—	145	—%	0.35%
__________
(a)Exelon Corporate had $100 million of outstanding commercial paper borrowings at June 30, 2022 and no outstanding commercial paper borrowings as of December 31, 2021.
(b)Represents the consolidated amounts of Pepco, DPL, and ACE.

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
See Note 15 — Debt and Credit Agreements of the 2021 Recast Form 10-K for additional information on the Registrants' credit facilities.
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
In connection with the separation, on January 24, 2022, Exelon Corporate entered into a 364-day term loan agreement for $1.15 billion. The loan agreement will expire on January 23, 2023. Pursuant to the loan agreement, loans made thereunder bear interest at a variable rate equal to SOFR plus 0.75% with a 22.5 basis point increase which commenced on July 24, 2022. All indebtedness pursuant to the loan agreement is unsecured.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 10 — Debt and Credit Agreements
Long-Term Debt
Issuance of Long-Term Debt
During the six months ended June 30, 2022, the following long-term debt was issued:

Company	Type	Interest Rate	Maturity	Amount	Use of Proceeds
Exelon	SMBC Term Loan Agreement	SOFR plus 0.65%	July 21, 2023	$300	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	U.S. Bank Term Loan Agreement	SOFR plus 0.65%	July 21, 2023	300	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	PNC Term Loan Agreement	SOFR plus 0.65%	July 24, 2023	250	Fund a cash payment to Constellation and for general corporate purposes.
Exelon	Notes(b)	2.75%	March 15, 2027	650	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes(b)	3.35%	March 15, 2032	650	Repay existing indebtedness and for general corporate purposes.
Exelon	Notes(b)	4.10%	March 15, 2052	700	Repay existing indebtedness and for general corporate purposes.
ComEd	First Mortgage Bonds, Series 132	3.15%	March 15, 2032	300	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
ComEd	First Mortgage Bonds, Series 133	3.85%	March 15, 2052	450	Repay outstanding commercial paper obligations and to fund other general corporate purposes.
PECO	First and Refunding Mortgage Bonds	4.60%	May 15, 2052	350	Refinance existing indebtedness and for general corporate purposes.
BGE	Notes	4.55%	June 1, 2052	500	Repay outstanding commercial paper obligations, repay existing indebtedness, and for general corporate purposes.
Pepco(a)	First Mortgage Bonds	3.97%	March 24, 2052	400	Repay existing indebtedness and for general corporate purposes.
DPL	First Mortgage Bonds	3.06%	February 15, 2052	125	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	2.27%	February 15, 2032	25	Repay existing indebtedness and for general corporate purposes.
ACE	First Mortgage Bonds	3.06%	February 15, 2052	150	Repay existing indebtedness and for general corporate purposes.
__________
(a)On March 24, 2022, Pepco entered into a purchase agreement of First Mortgage Bonds of $225 million at 3.35% due on September 15, 2032. The closing date of the issuance is expected to occur in September 2022.
(b)In connection with the issuance and sale of the Notes, Exelon entered into a Registration Rights Agreement with the representatives of the initial purchasers of the Notes and other parties. Pursuant to the Registration Rights Agreement, Exelon will be obligated to file a registration statement with respect to an offer to exchange the Notes for substantially similar notes of Exelon that are registered under the Securities Act or, in certain circumstances, register the resale of the Notes. The registered exchange notes, if and when issued, will have terms identical in all material respects to the Notes, except that their issuance will have been registered under the Securities Act.
Long-Term Debt to Affiliates
As of December 31, 2021, Exelon Corporate had $319 million recorded to intercompany notes receivable from Generation. See Note 15 — Debt and Credit Agreements of the 2021 Recast Form 10-K for additional information. In connection with the separation, on January 31, 2022, Exelon Corporate received cash from Generation of $258 million to settle the intercompany loan.
Debt Covenants
As of June 30, 2022, the Registrants are in compliance with debt covenants.

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
Fair Value of Financial Liabilities Recorded at Amortized Cost
The following tables present the carrying amounts and fair values of the Registrants’ short-term liabilities, long-term debt, and trust preferred securities (long-term debt to financing trusts or junior subordinated debentures) as of June 30, 2022 and December 31, 2021. The Registrants have no financial liabilities classified as Level 1.
The carrying amounts of the Registrants’ short-term liabilities as presented in their Consolidated Balance Sheets are representative of their fair value (Level 2) because of the short-term nature of these instruments.

	June 30, 2022				December 31, 2021
	Carrying Amount	Fair Value			Carrying Amount	Fair Value
		Level 2	Level 3	Total		Level 2	Level 3	Total
Long-Term Debt, including amounts due within one year(a)
Exelon	$36,294	$30,960	$2,315	$33,275	$32,902	$34,897	$2,217	$37,114
ComEd	10,516	9,609	—	9,609	9,773	11,305	—	11,305
PECO	4,192	3,772	50	3,822	4,197	4,740	50	4,790
BGE	4,456	4,096	—	4,096	3,961	4,406	—	4,406
PHI	8,027	4,853	2,265	7,118	7,547	5,970	2,167	8,137
Pepco	3,642	2,465	1,104	3,569	3,445	3,201	975	4,176
DPL	1,938	1,210	503	1,713	1,810	1,426	552	1,978
ACE	1,757	954	658	1,612	1,582	1,091	641	1,732
Long-Term Debt to Financing Trusts
Exelon	$390	$—	$398	$398	$390	$—	$470	$470
ComEd	205	—	209	209	205	—	248	248
PECO	184	—	189	189	184	—	222	222
__________
(a)Includes unamortized debt issuance costs, unamortized debt discount and premium, net, purchase accounting fair value adjustments, and finance lease liabilities which are not fair valued. Refer to Note 15 - Debt and Credit Agreements of the 2021 Recast Form 10-K for unamortized debt issuance costs, unamortized debt discount and premium, net, and purchase accounting fair value adjustments and Note 10 - Leases of the 2021 Recast Form 10-K for finance lease liabilities.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Recurring Fair Value Measurements
The following tables present assets and liabilities measured and recorded at fair value in the Registrants' Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:
Exelon

	As of June 30, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$1,319	$—	$—	$1,319	$524	$—	$—	$524
Rabbi trust investments
Cash equivalents	63	—	—	63	60	—	—	60
Mutual funds	52	—	—	52	60	—	—	60
Fixed income	—	8	—	8	—	10	—	10
Life insurance contracts	—	59	38	97	—	61	37	98
Rabbi trust investments subtotal	115	67	38	220	120	71	37	228
Mark-to-market derivative assets	—	—	15	15	—	—	—	—
Total assets	1,434	67	53	1,554	644	71	37	752
Liabilities
Mark-to-market derivative liabilities	—	—	(103)	(103)	—	—	(219)	(219)
Deferred compensation obligation	—	(73)	—	(73)	—	(131)	—	(131)
Total liabilities	—	(73)	(103)	(176)	—	(131)	(219)	(350)
Total net assets (liabilities)	$1,434	$(6)	$(50)	$1,378	$644	$(60)	$(182)	$402
__________
(a)Exelon excludes cash of $177 million and $464 million as of June 30, 2022 and December 31, 2021, respectively, and restricted cash of $340 million and $49 million as of June 30, 2022 and December 31, 2021, respectively, and includes long-term restricted cash of $59 million and $44 million as of June 30, 2022 and December 31, 2021, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
ComEd, PECO, and BGE

	ComEd				PECO				BGE
As of June 30, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$409	$—	$—	$409	$11	$—	$—	$11	$318	$—	$—	$318
Rabbi trust investments
Mutual funds	—	—	—	—	9	—	—	9	7	—	—	7
Life insurance contracts	—	—	—	—	—	16	—	16	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	9	16	—	25	7	—	—	7
Mark-to-market derivative assets(b)	—	—	15	15	—	—	—	—	—	—	—	—
Total assets	409	—	15	424	20	16	—	36	325	—	—	325
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(103)	(103)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(8)	—	(8)	—	(7)	—	(7)	—	(4)	—	(4)
Total liabilities	—	(8)	(103)	(111)	—	(7)	—	(7)	—	(4)	—	(4)
Total net assets (liabilities)	$409	$(8)	$(88)	$313	$20	$9	$—	$29	$325	$(4)	$—	$321

	ComEd				PECO				BGE
As of December 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$237	$—	$—	$237	$9	$—	$—	$9	$—	$—	$—	$—
Rabbi trust investments
Mutual funds	—	—	—	—	11	—	—	11	14	—	—	14
Life insurance contracts	—	—	—	—	—	16	—	16	—	—	—	—
Rabbi trust investments subtotal	—	—	—	—	11	16	—	27	14	—	—	14
Total assets	237	—	—	237	20	16	—	36	14	—	—	14
Liabilities
Mark-to-market derivative liabilities(b)	—	—	(219)	(219)	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	(10)	—	(10)	—	(9)	—	(9)	—	(7)	—	(7)
Total liabilities	—	(10)	(219)	(229)	—	(9)	—	(9)	—	(7)	—	(7)
Total net assets (liabilities)	$237	$(10)	$(219)	$8	$20	$7	$—	$27	$14	$(7)	$—	$7
__________
(a)ComEd excludes cash of $21 million and $105 million as of June 30, 2022 and December 31, 2021, respectively, and restricted cash of $133 million and $42 million as of June 30, 2022 and December 31, 2021, respectively, and includes long-term restricted cash of $59 million and $43 million as of June 30, 2022 and December 31, 2021, respectively, which is reported in Other deferred debits in the Consolidated Balance Sheets. PECO excludes cash of $21 million and $35 million as of June 30, 2022 and December 31, 2021, respectively. BGE excludes cash of $36 million and $51 million as of June 30, 2022 and December 31, 2021, respectively, and restricted cash of $205 million and $4 million as of June 30, 2022 and December 31, 2021, respectively.
(b)The Level 3 balance consists of the current asset of $15 million and current and noncurrent liability of none and $103 million, respectively, as of June 30, 2022 and none, $18 million and $201 million, respectively, as of December 31, 2021 related to floating-to-fixed energy swap contracts with unaffiliated suppliers.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
PHI, Pepco, DPL, and ACE

	As of June 30, 2022				As of December 31, 2021
PHI	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$557	$—	$—	$557	$110	$—	$—	$110
Rabbi trust investments
Cash equivalents	60	—	—	60	59	—	—	59
Mutual funds	11	—	—	11	14	—	—	14
Fixed income	—	8	—	8	—	10	—	10
Life insurance contracts	—	22	37	59	—	27	35	62
Rabbi trust investments subtotal	71	30	37	138	73	37	35	145
Total assets	628	30	37	695	183	37	35	255
Liabilities
Deferred compensation obligation	—	(14)	—	(14)	—	(18)	—	(18)
Total liabilities	—	(14)	—	(14)	—	(18)	—	(18)
Total net assets	$628	$16	$37	$681	$183	$19	$35	$237

	Pepco				DPL				ACE
As of June 30, 2022	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$115	$—	$—	$115	$223	$—	$—	$223	$218	$—	$—	$218
Rabbi trust investments
Cash equivalents	59	—	—	59	—	—	—	—	—	—	—	—
Life insurance contracts	—	22	37	59	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	59	22	37	118	—	—	—	—	—	—	—	—
Total assets	174	22	37	233	223	—	—	223	218	—	—	218
Liabilities
Deferred compensation obligation	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total liabilities	—	(1)	—	(1)	—	—	—	—	—	—	—	—
Total net assets	$174	$21	$37	$232	$223	$—	$—	$223	$218	$—	$—	$218

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	Pepco				DPL				ACE
As of December 31, 2021	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(a)	$31	$—	$—	$31	$43	$—	$—	$43	$—	$—	$—	$—
Rabbi trust investments
Cash equivalents	58	—	—	58	—	—	—	—	—	—	—	—
Life insurance contracts	—	27	35	62	—	—	—	—	—	—	—	—
Rabbi trust investments subtotal	58	27	35	120	—	—	—	—	—	—	—	—
Total assets	89	27	35	151	43	—	—	43	—	—	—	—
Liabilities
Deferred compensation obligation	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total liabilities	—	(2)	—	(2)	—	—	—	—	—	—	—	—
Total net assets	$89	$25	$35	$149	$43	$—	$—	$43	$—	$—	$—	$—
__________
(a)PHI excludes cash of $60 million and $100 million as of June 30, 2022 and December 31, 2021, respectively, and restricted cash of $2 million and $3 million as of June 30, 2022 and December 31, 2021, respectively. Pepco excludes cash of $14 million and $34 million as of June 30, 2022 and December 31, 2021, respectively, and restricted cash of $2 million and $3 million as of June 30, 2022 and December 31, 2021, respectively. DPL excludes cash of $26 million and $28 million as of June 30, 2022 and December 31, 2021, respectively. ACE excludes cash of $15 million and $29 million as of June 30, 2022 and December 31, 2021, respectively.
Reconciliation of Level 3 Assets and Liabilities
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2022 and 2021:

	Exelon	ComEd		PHI and Pepco
Three Months Ended June 30, 2022	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of April 1, 2022	$(107)	$(144)		$36
Total realized / unrealized gains
Included in net income(a)	1	—		1
Included in regulatory assets/liabilities	56	56	(b)	—
Balance at June 30, 2022	$(50)	$(88)	(c)	$37
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of June 30, 2022	$1	$—		$1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities

	Exelon	ComEd		PHI and Pepco
Three Months Ended June 30, 2021	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of April 1, 2021	$(260)	$(295)		$35
Total realized / unrealized gains
Included in net income(a)	1	—		1
Included in regulatory assets	30	30	(b)	—
Purchases, sales, and settlements
Settlements	(2)	—		(2)
Balance as of June 30, 2021	$(231)	$(265)		$34
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of June 30, 2021	$1	$—		$1

	Exelon	ComEd		PHI and Pepco
Six months ended June 30, 2022	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of January 1, 2022	$(182)	$(219)		$35
Total realized / unrealized gains
Included in net income(a)	2	—		2
Included in regulatory assets/liabilities	131	131	(b)	—
Transfers out of Level 3	(1)	—		—
Balance as of June 30, 2022	$(50)	$(88)	(c)	$37
The amount of total gains included in income attributed to the change in unrealized gains related to assets and liabilities as of June 30, 2022	$2	$—		$2

	Exelon	ComEd		PHI and Pepco
Six Months Ended June 30, 2021	Total	Mark-to-Market Derivatives		Life Insurance Contracts
Balance as of January 1, 2021	$(267)	$(301)		$34
Total realized / unrealized gains
Included in net income(a)	2	—		2
Included in regulatory assets	36	36	(b)	—
Purchases, sales, and settlements
Settlements	(2)	—		(2)
Balance as of June 30, 2021	$(231)	$(265)		$34
The amount of total gains included in income attributed to the change in unrealized gain related to assets and liabilities as of June 30, 2021	$2	$—		$2
__________
(a)Classified in Operating and maintenance expense in the Consolidated Statements of Operations and Comprehensive Income.
(b)Includes $59 million of increases in fair value and a decrease for realized gains due to settlements of $3 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2022. Includes $25 million of increases in fair value and an increase for realized losses due to settlements of $5 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the three months ended June 30, 2021. Includes $128 million of increases in fair value and an increase for realized losses due to settlements of $3 million recorded in purchase power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2022. Includes $23 million of increases in fair value and an increase for realized losses due to settlements of $13 million recorded in purchased power expense associated with floating-to-fixed energy swap contracts with unaffiliated suppliers for the six months ended June 30, 2021.
(c)The balance consists of $15 million of current assets and current and noncurrent liability of none and $103 million, respectively, as of June 30, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 11 — Fair Value of Financial Assets and Liabilities
Valuation Techniques Used to Determine Fair Value
Exelon’s valuation techniques used to measure the fair value of the assets and liabilities shown in the tables below are in accordance with the policies discussed in Note 16 — Fair Value of Financial Assets and Liabilities of the 2021 Recast Form 10-K.
Mark-to-Market Derivatives (Exelon and ComEd)
The table below discloses the significant unobservable inputs to the forward curve used to value mark-to-market derivatives.

Type of trade	Fair Value as of June 30, 2022	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	2022 Range & Arithmetic Average				2021 Range & Arithmetic Average
Mark-to-market derivatives	$(88)	$(219)	Discounted Cash Flow	Forward power price(a)	$30.54	-	$89.78	$46.33	$28.65	-	$47.10	$33.96
________
(a)An increase to the forward power price would increase the fair value.

12. Commitments and Contingencies (All Registrants)
The following is an update to the current status of commitments and contingencies set forth in Note 17 — Commitments and Contingencies of the 2021 Recast Form 10-K.
Commitments
PHI Merger Commitments (Exelon, PHI, Pepco, DPL, and ACE). Approval of the PHI Merger in Delaware, New Jersey, Maryland, and the District of Columbia was conditioned upon Exelon and PHI agreeing to certain commitments. The following amounts represent total commitment costs that have been recorded since the acquisition date and the total remaining obligations for Exelon, PHI, Pepco, DPL, and ACE as of June 30, 2022:

Description	Exelon	PHI	Pepco	DPL	ACE
Total commitments	$513	$320	$120	$89	$111
Remaining commitments(a)	61	53	44	6	3
__________
(a)Remaining commitments extend through 2026 and include rate credits, energy efficiency programs and delivery system modernization.
In addition, DPL has committed to conducting three RFPs to procure up to a total of 120 MWs of wind RECs for the purpose of meeting Delaware's renewable portfolio standards. DPL has conducted two of the three wind REC RFPs. The first 40 MW wind REC tranche was conducted in 2017 and did not result in a purchase agreement. The second 40 MW wind REC tranche was conducted in 2018 and resulted in a proposed REC purchase agreement that was approved by the DEPSC in 2019. The RFP for the third and final 40 MW wind REC tranche is under way and bids will be evaluated in the third quarter of 2022, with a potential award in the fourth quarter of 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
Commercial Commitments (All Registrants). The Registrants’ commercial commitments as of June 30, 2022, representing commitments potentially triggered by future events were as follows:

		Expiration within
	Total	2022	2023	2024	2025	2026	2027 and beyond
Exelon
Letters of credit	$17	$8	$9	$—	$—	$—	$—
Surety bonds(a)	185	144	39	2	—	—	—
Financing trust guarantees	378	—	—	—	—	—	378
Guaranteed lease residual values(b)	30	—	2	6	6	5	11
Total commercial commitments	$610	$152	$50	$8	$6	$5	$389

ComEd
Letters of credit	$10	$4	$6	$—	$—	$—	$—
Surety bonds(a)	16	9	5	2	—	—	—
Financing trust guarantees	200	—	—	—	—	—	200
Total commercial commitments	$226	$13	$11	$2	$—	$—	$200

PECO
Letters of credit	$1	$—	$1	$—	$—	$—	$—
Surety bonds(a)	3	1	2	—	—	—	—
Financing trust guarantees	178	—	—	—	—	—	178
Total commercial commitments	$182	$1	$3	$—	$—	$—	$178

BGE
Letters of credit	$2	$2	$—	$—	$—	$—	$—
Surety bonds(a)	2	1	1	—	—	—	—
Total commercial commitments	$4	$3	$1	$—	$—	$—	$—

PHI
Surety bonds(a)	$95	$76	$19	$—	$—	$—	$—
Guaranteed lease residual values(b)	30	—	2	6	6	5	11
Total commercial commitments	$125	$76	$21	$6	$6	$5	$11

Pepco
Surety bonds(a)	$84	$71	$13	$—	$—	$—	$—
Guaranteed lease residual values(b)	10	—	1	2	2	2	3
Total commercial commitments	$94	$71	$14	$2	$2	$2	$3

DPL
Surety bonds(a)	$7	$3	$4	$—	$—	$—	$—
Guaranteed lease residual values(b)	13	—	—	3	3	2	5
Total commercial commitments	$20	$3	$4	$3	$3	$2	$5

ACE
Surety bonds(a)	$4	$2	$2	$—	$—	$—	$—
Guaranteed lease residual values(b)	7	—	1	1	1	1	3
Total commercial commitments	$11	$2	$3	$1	$1	$1	$3
__________
(a)Surety bonds — Guarantees issued related to contract and commercial agreements, excluding bid bonds.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
(b)Represents the maximum potential obligation in the event that the fair value of certain leased equipment and fleet vehicles is zero at the end of the maximum lease term. The lease term associated with these assets ranges from 1 to 8 years. The maximum potential obligation at the end of the minimum lease term would be $74 million guaranteed by Exelon and PHI, of which $24 million, $31 million, and $19 million is guaranteed by Pepco, DPL, and ACE, respectively. Historically, payments under the guarantees have not been made and PHI believes the likelihood of payments being required under the guarantees is remote.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
As of June 30, 2022 and December 31, 2021, the Registrants had accrued the following undiscounted amounts for environmental liabilities in Accrued expenses, Other current liabilities, and Other deferred credits and other liabilities in their respective Consolidated Balance Sheets:

	June 30, 2022		December 31, 2021
	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation	Total environmental investigation and remediation liabilities	Portion of total related to MGP investigation and remediation
Exelon	$347	$299	$352	$303
ComEd	274	273	279	279
PECO	21	20	22	20
BGE	7	6	6	4
PHI	42	—	42	—
Pepco	40	—	40	—
DPL	1	—	1	—
ACE	1	—	1	—
Benning Road Site (Exelon, PHI, and Pepco). In September 2010, PHI received a letter from EPA identifying the Benning Road site as one of six land-based sites potentially contributing to contamination of the lower Anacostia River. A portion of the site, which is owned by Pepco, was formerly the location of an electric generating facility owned by Pepco subsidiary, Pepco Energy Services (PES), which became a part of Generation, following the 2016 merger between PHI and Exelon. This generating facility was deactivated in June 2012. The remaining portion of the site consists of a Pepco transmission and distribution service center that remains in operation. In December 2011, the U.S. District Court for the District of Columbia approved a Consent Decree entered into by Pepco and Pepco Energy Services (hereinafter "Pepco Entities") with the DOEE, which requires the Pepco Entities to conduct a Remedial Investigation and Feasibility Study (RI/FS) for the Benning Road site and an approximately 10 to 15-acre portion of the adjacent Anacostia River. The purpose of this RI/FS is to define the nature and extent of contamination from the Benning Road site and to evaluate remedial alternatives.
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
Anacostia River Tidal Reach (Exelon, PHI, and Pepco). Contemporaneous with the Benning Road site RI/FS, being performed by the Pepco Entities, DOEE and National Park Service (NPS) have been conducting a separate RI/FS focused on the entire tidal reach of the Anacostia River extending from just north of the Maryland-District of Columbia boundary line to the confluence of the Anacostia and Potomac Rivers. The river-wide RI incorporated the results of the river sampling performed by the Pepco Entities as part of the Benning RI/FS, as well as similar sampling efforts conducted by owners of other sites adjacent to this segment of the river and supplemental river sampling conducted by DOEE’s contractor.
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
On July 15, 2022, Pepco received a letter from the District of Columbia's Office of the Attorney General (District) on behalf of DOEE conveying a settlement offer to resolve all PRPs' liability to the District. Pepco responded on July 27, 2022 to enter into settlement discussions. Exelon, PHI, and Pepco have determined that it is probable that costs for remediation will be incurred and have accrued a liability for management's best estimate of its share of the costs. Pepco concluded that incremental exposure remains reasonably possible, but management cannot reasonably estimate a range of loss beyond the amounts recorded, which are included in the table above.
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
Subsequent to Exelon announcing the receipt of the subpoenas, various lawsuits were filed, and various demand letters were received related to the subject of the subpoenas, the conduct described in the DPA and the SEC's investigation, including:
•Four putative class action lawsuits against ComEd and Exelon were filed in federal court on behalf of ComEd customers in the third quarter of 2020 alleging, among other things, civil violations of federal racketeering laws. In addition, the Citizens Utility Board (CUB) filed a motion to intervene in these cases on October 22, 2020 which was granted on December 23, 2020. On December 2, 2020, the court

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
appointed interim lead plaintiffs in the federal cases which consisted of counsel for three of the four federal cases. These plaintiffs filed a consolidated complaint on January 5, 2021. CUB also filed its own complaint against ComEd only on the same day. The remaining federal case, Potter, et al. v. Exelon et al, differed from the other lawsuits as it named additional individual defendants not named in the consolidated complaint. However, the Potter plaintiffs voluntarily dismissed their complaint without prejudice on April 5, 2021. ComEd and Exelon moved to dismiss the consolidated class action complaint and CUB’s complaint on February 4, 2021 and briefing was completed on March 22, 2021. On March 25, 2021, the parties agreed, along with state court plaintiffs, discussed below, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On September 9, 2021, the federal court granted Exelon’s and ComEd’s motion to dismiss and dismissed the plaintiffs’ and CUB’s federal law claim with prejudice. The federal court also dismissed the related state law claims made by the federal plaintiffs and CUB on jurisdictional grounds. Plaintiffs appealed dismissal of the federal law claim to the Seventh Circuit Court of Appeals. Plaintiffs and CUB also refiled their state law claims in state court and moved to consolidate them with the already pending consumer state court class action, discussed below. Plaintiffs' opening appeal brief in the Seventh Circuit was filed on January 14, 2022. Exelon and ComEd filed their response brief on March 7, 2022, and plaintiffs filed their reply brief on April 6, 2022. Oral argument was held on May 17, 2022.
•Three putative class action lawsuits against ComEd and Exelon were filed in Illinois state court in the third quarter of 2020 seeking restitution and compensatory damages on behalf of ComEd customers. The cases were consolidated into a single action in October of 2020. In November 2020, CUB filed a motion to intervene in the cases pursuant to an Illinois statute allowing CUB to intervene as a party or otherwise participate on behalf of utility consumers in any proceeding which affects the interest of utility consumers. On November 23, 2020, the court allowed CUB’s intervention, but denied CUB's request to stay these cases. Plaintiffs subsequently filed a consolidated complaint, and ComEd and Exelon filed a motion to dismiss on jurisdictional and substantive grounds on January 11, 2021. Briefing on that motion was completed on March 2, 2021. The parties agreed, on March 25, 2021, along with the federal court, plaintiffs discussed above, to jointly engage in mediation. The parties participated in a one-day mediation on June 7, 2021 but no settlement was reached. On December 23, 2021, the state court granted ComEd and Exelon's motion to dismiss with prejudice. On December 30, 2021, plaintiffs filed a motion to reconsider that dismissal and for permission to amend their complaint. The court denied the plaintiffs' motion on January 21, 2022. Plaintiffs have appealed the court's ruling dismissing their complaint to the First District Court of Appeals. On February 15, 2022, Exelon and ComEd moved to dismiss the federal plaintiffs' refiled state law claims, seeking dismissal on the same legal grounds asserted in their motion to dismiss the original state court plaintiffs' complaint. The court granted dismissal of the refiled state claims on February 16, 2022. The original federal plaintiffs appealed that dismissal on February 18, 2022. The two state appeals were consolidated on March 21, 2022. Plaintiffs' opening appellate briefs are currently due August 5, 2022.
•A putative class action lawsuit against Exelon and certain officers of Exelon and ComEd was filed in federal court in December 2019 alleging misrepresentations and omissions in Exelon’s SEC filings related to ComEd’s lobbying activities and the related investigations. The complaint was amended on September 16, 2020, to dismiss two of the original defendants and add other defendants, including ComEd. Defendants filed a motion to dismiss in November 2020. The court denied the motion in April 2021. On May 26, 2021, defendants moved the court to certify its order denying the motion to dismiss for interlocutory appeal. Briefing on the motion was completed in June 2021. That motion was denied on January 28, 2022. In May 2021, the parties each filed respective initial discovery disclosures. On June 9, 2021, defendants filed their answer and affirmative defenses to the complaint and the parties engaged thereafter in discovery. On September 9, 2021, the U.S. government moved to intervene in the lawsuit and stay discovery until the parties entered into an amendment to their protective order that would prohibit the parties from requesting discovery into certain matters, including communications with the U.S. government. The court ordered said amendment to the protective order on November 15, 2021 and discovery resumed. On February 10, 2022, the court granted an extension of the amendment to the protective order, at the U.S. government's request. The court granted a further extension of the amendment to the protective order and narrowed its scope, at the U.S. government's request, on May 14, 2022. On July 14, 2022, the court further extended the protective order amendment to September 30, 2022 and reset the next court status for August 15, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 12 — Commitments and Contingencies
•Several shareholders have sent letters to the Exelon Board of Directors from 2020 through May 2022 demanding, among other things, that the Exelon Board of Directors investigate and address alleged breaches of fiduciary duties and other alleged violations by Exelon and ComEd officers and directors related to the conduct described in the DPA. In the first quarter of 2021, the Exelon Board of Directors appointed a Special Litigation Committee (SLC) consisting of disinterested and independent parties to investigate and address these shareholders’ allegations and make recommendations to the Exelon Board of Directors based on the outcome of the SLC’s investigation. In July 2021, one of the demand letter shareholders filed a derivative action against current and former Exelon and ComEd officers and directors, and against Exelon, as nominal defendant, asserting the same claims made in its demand letter. On October 12, 2021, the parties to the derivative action filed an agreed motion to stay that litigation for 120 days in order to allow the SLC to continue its investigation, which the court granted. On February 3, 2022, the court granted an extension of the stay for another 120 days and directed the parties to file a status report on June 1, 2022. On June 1, 2022, the parties requested a further extension of the stay until September 14, 2022, which the court granted.
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
The ICC continues to conduct an investigation into rate impacts of conduct admitted in the DPA initiated on August 12, 2021. On December 16, 2021, ComEd filed direct testimony addressing the costs recovered from customers related to the DPA and Exelon's funding of the fine paid by ComEd. In that testimony, ComEd proposed to voluntarily refund to customers compensation costs of the former officers charged with wrongdoing in connection with events described in the DPA for the period during which those events occurred as well as costs, previously proposed to be returned, of individuals and entities specifically identified in the DPA, as well as individuals and entities who were referred to ComEd as part of the conduct described in the DPA and who failed, during their tenure at ComEd, to perform work to management expectations. The testimony supports the calculation of the refund amount and proposes a refund mechanism (one-time bill credit in April 2023) and also addresses other topics outlined by statute and the ICC orders initiating the investigation. On April 14, 2022, in response to rebuttal testimony from ICC staff and the Illinois Attorney General, City of Chicago, and CUB, ComEd filed surrebuttal testimony, in which ComEd proposed to increase its voluntary customer refund to $38 million, including ICC and FERC jurisdictional amounts and estimated interest, to resolve the issue of the potential expenditure of customer monies on activities identified in the DPA in this matter. An accrual for the amount of the voluntary customer refund has been recorded in Other current liabilities and Other deferred credits and other liabilities in Exelon’s and ComEd’s Consolidated Balance Sheets as of June 30, 2022. The voluntary customer refund will not be recovered in rates or charged to customers and ComEd will not seek or accept reimbursement or indemnification from any source other than Exelon. The evidentiary hearing on the remaining contested issue was held on April 28, 2022. On June 13, 2022, the ICC Administrate Law Judge issued a proposed order, which accepts ComEd's voluntary customer refund of $38 million and rejects alternative proposals for other larger adjustments to rates. A final order is expected by September 9, 2022.
Savings Plan Claim (Exelon). On December 6, 2021, seven current and former employees filed a putative ERISA class action suit in U.S. District Court for the Northern District of Illinois against Exelon, its Board of Directors, the former Board Investment Oversight Committee, the Corporate Investment Committee, individual defendants, and other unnamed fiduciaries of the Exelon Corporation Employee Savings Plan (Plan). The complaint alleges that the defendants violated their fiduciary duties under the Plan by including certain investment options that allegedly were more expensive than and underperformed similar passively-managed or other funds available in the marketplace and permitting a third-party administrative service provider/recordkeeper and an investment adviser to charge excessive fees for the services provided. The plaintiffs seek declaratory, equitable and monetary relief on behalf of the Plan and participants. On February 16, 2022, the court granted the parties' stipulated dismissal of the individual named defendants without prejudice. The remaining defendants filed a motion to dismiss the complaint on February 25, 2022. The plaintiffs filed their response brief on March 28, 2022 and the defendants filed their reply on April 11, 2022. On March 4, 2022, the Chamber of Commerce filed a brief of amicus curiae in support of the defendants' motion to dismiss. No loss contingencies have been reflected in Exelon’s consolidated financial statements with respect to this matter, as such contingencies are neither probable nor reasonably estimable at this time.

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
13. Changes in Accumulated Other Comprehensive Income (Exelon)
The following tables present changes in Exelon's AOCI, net of tax, by component:

Three Months Ended June 30, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at March 31, 2022	$—	$(713)	$—	$(713)
OCI before reclassifications	—	2	—	2
Amounts reclassified from AOCI	—	10	—	10
Net current-period OCI	—	12	—	12
Balance at June 30, 2022	$—	$(701)	$—	$(701)

Three Months Ended June 30, 2021	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at March 31, 2021	$(5)	$(3,319)	$(22)	$(3,346)
OCI before reclassifications	—	—	2	2
Amounts reclassified from AOCI	—	55	—	55
Net current-period OCI	—	55	2	57
Balance at June 30, 2021	$(5)	$(3,264)	$(20)	$(3,289)

Six Months Ended June 30, 2022	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2021	$(6)	$(2,721)	$(23)	$(2,750)
Separation of Constellation	6	1,994	23	2,023
OCI before reclassifications	—	2	—	2
Amounts reclassified from AOCI	—	24	—	24
Net current-period OCI	—	26	—	26
Balance at June 30, 2022	$—	$(701)	$—	$(701)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 13 — Changes in Accumulated Other Comprehensive Income

Six Months Ended June 30, 2021	Cash Flow Hedges	Pension and Non-Pension Postretirement Benefit Plan Items(a)	Foreign Currency Items	Total
Balance at December 31, 2020	$(5)	$(3,372)	$(23)	$(3,400)
OCI before reclassifications	—	(2)	3	1
Amounts reclassified from AOCI	—	110	—	110
Net current-period OCI	—	108	3	111
Balance at June 30, 2021	$(5)	$(3,264)	$(20)	$(3,289)
__________
(a)This AOCI component is included in the computation of net periodic pension and OPEB cost. Additionally, as of February 1, 2022, in connection with the separation, Exelon's pension and OPEB plans were remeasured. See Note 8 — Retirement Benefits for additional information. See Exelon's Statements of Operations and Comprehensive Income for individual components of AOCI.
The following table presents income tax benefit (expense) allocated to each component of Exelon's other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pension and non-pension postretirement benefit plans:
Prior service benefit reclassified to periodic benefit cost	$—	$1	$—	$2
Actuarial loss reclassified to periodic benefit cost	(3)	(19)	(8)	(38)
Pension and non-pension postretirement benefit plans valuation adjustment	(1)	(1)	—	(1)
14. Supplemental Financial Information (All Registrants)
Supplemental Statement of Operations Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Operations and Comprehensive Income:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Taxes other than income taxes
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2022
Utility taxes(a)	$203	$71	$39	$20	$73	$67	$5	$1
Property	94	10	4	46	33	23	10	—
Payroll	28	7	5	4	7	1	1	1

Three Months Ended June 30, 2021
Utility taxes(a)	$184	$61	$32	$20	$71	$65	$5	$—
Property	86	8	4	43	31	20	10	1
Payroll	32	6	4	5	7	1	1	1

Six Months Ended June 30, 2022
Utility taxes(a)	$424	$149	$77	$47	$151	$137	$12	$2
Property	188	20	9	92	67	46	20	1
Payroll	64	13	8	9	14	3	2	2

Six Months Ended June 30, 2021
Utility taxes(a)	$377	$121	$66	$45	$145	$132	$11	$1
Property	173	16	9	85	63	42	19	1
Payroll	64	13	8	9	14	3	3	2
_________
(a)The Registrants' utility taxes represent municipal and state utility taxes and gross receipts taxes related to their operating revenues. The offsetting collection of utility taxes from customers is recorded in revenues in the Registrants’ Consolidated Statements of Operations and Comprehensive Income.

	Other, Net
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Three Months Ended June 30, 2022
AFUDC — Equity	$38	$9	$8	$6	$15	$11	$2	$2
Non-service net periodic benefit cost	16	—	—	—	—	—	—	—

Three Months Ended June 30, 2021
AFUDC — Equity	$34	$9	$6	$7	$12	$10	$1	$1
Non-service net periodic benefit cost	26	—	—	—	—	—	—	—

Six Months Ended June 30, 2022
AFUDC — Equity	$74	$17	$15	$12	$30	$22	$4	$4
Non-service net periodic benefit cost	33	—	—	—	—	—	—	—

Six Months Ended June 30, 2021
AFUDC — Equity	$64	$13	$12	$14	$25	$20	$3	$2
Non-service net periodic benefit cost	46	—	—	—	—	—	—	—
Supplemental Cash Flow Information
The following tables provide additional information about material items recorded in the Registrants' Consolidated Statements of Cash Flows.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Depreciation and amortization
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2022
Property, plant, and equipment(b)	$1,376	$511	$177	$235	$335	$145	$92	$83
Amortization of regulatory assets(b)	357	138	8	87	124	68	21	35
Amortization of intangible assets, net(b)	8	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	3	—	—	—	—	—	—	—
Nuclear fuel(d)	66	—	—	—	—	—	—	—
ARO accretion(e)	44	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$1,854	$649	$185	$322	$459	$213	$113	$118

Six Months Ended June 30, 2021
Property, plant, and equipment(b)	$3,043	$480	$165	$215	$309	$135	$84	$76
Amortization of regulatory assets(b)	291	109	8	78	95	64	20	11
Amortization of intangible assets, net(b)	29	—	—	—	—	—	—	—
Amortization of energy contract assets and liabilities(c)	13	—	—	—	—	—	—	—
Nuclear fuel(d)	549	—	—	—	—	—	—	—
ARO accretion(e)	255	—	—	—	—	—	—	—
Total depreciation, amortization, and accretion	$4,180	$589	$173	$293	$404	$199	$104	$87
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
(b)Included in Depreciation and amortization in the Registrants' Consolidated Statements of Operations and Comprehensive Income.
(c)Included in Operating revenues or Purchased power and fuel expense in Exelon’s Consolidated Statements of Operations and Comprehensive Income.
(d)Included in Purchased fuel expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.
(e)Included in Operating and maintenance expense in Exelon's Consolidated Statement of Operations and Comprehensive Income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information

	Other non-cash operating activities
	Exelon(a)	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Six Months Ended June 30, 2022
Pension and non-pension postretirement benefit costs	$86	$30	$(4)	$22	$26	$4	$2	$6
Allowance for credit losses	96	29	21	18	29	16	6	7
Other decommissioning-related activity	36	—	—	—	—	—	—	—
Energy-related options	60	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(27)	(75)	(6)	32	22	7	3	12
Long-term incentive plan	40	—	—	—	—	—	—	—
Amortization of operating ROU asset	38	1	—	14	14	4	4	2
AFUDC — Equity	(74)	(17)	(15)	(12)	(30)	(22)	(4)	(4)

Six Months Ended June 30, 2021
Pension and non-pension postretirement benefit costs	$196	$64	$4	$29	$24	$3	$1	$5
Allowance for credit losses	100	24	17	4	9	5	2	2
Other decommissioning-related activity	(636)	—	—	—	—	—	—	—
Energy-related options	20	—	—	—	—	—	—	—
True-up adjustments to decoupling mechanisms and formula rates(b)	(176)	(64)	(17)	(8)	(88)	(46)	(19)	(23)
Long-term incentive plan	62	—	—	—	—	—	—	—
Amortization of operating ROU asset	83	1	—	15	14	3	5	2
AFUDC — Equity	(64)	(13)	(12)	(14)	(25)	(20)	(3)	(2)
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
(b)For ComEd, reflects the true-up adjustments in regulatory assets and liabilities associated with its distribution, energy efficiency, distributed generation, and transmission formula rates. For BGE, Pepco, DPL, and ACE, reflects the change in regulatory assets and liabilities associated with their decoupling mechanisms and transmission formula rates. For PECO, reflects the change in regulatory assets and liabilities associated with its transmission formula rates. See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K for additional information.

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

	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2022
Cash and cash equivalents	$816	$120	$23	$354	$278	$14	$26	$233
Restricted cash and cash equivalents	961	384	9	205	341	117	223	—
Restricted cash included in other long-term assets	59	59	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,836	$563	$32	$559	$619	$131	$249	$233

December 31, 2021
Cash and cash equivalents	$672	$131	$36	$51	$136	$34	$28	$29
Restricted cash and cash equivalents	321	210	8	4	77	34	43	—
Restricted cash included in other long-term assets	44	43	—	—	—	—	—	—
Cash, restricted cash, and cash equivalents from discontinued operations	582	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,619	$384	$44	$55	$213	$68	$71	$29

June 30, 2021
Cash and cash equivalents	$1,578	$71	$376	$368	$61	$17	$17	$11
Restricted cash and cash equivalents	379	240	8	3	42	33	5	3
Restricted cash included in other long-term assets	52	43	—	—	9	—	—	9
Total cash, restricted cash, and cash equivalents(a)	$2,009	$354	$384	$371	$112	$50	$22	$23

December 31, 2020
Cash and cash equivalents	$432	$83	$19	$144	$111	$30	$15	$17
Restricted cash and cash equivalents	349	279	7	1	39	35	—	3
Restricted cash included in other long-term assets	53	43	—	—	10	—	—	10
Cash, restricted cash, and cash equivalents from discontinued operations	332	—	—	—	—	—	—	—
Total cash, restricted cash, and cash equivalents	$1,166	$405	$26	$145	$160	$65	$15	$30
__________
(a)Exelon's amounts include amounts related to Generation prior to the separation. See Note 2 — Discontinued Operations for additional information.
For additional information on restricted cash see Note 1 — Significant Accounting Policies of the 2021 Recast Form 10-K.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 14 — Supplemental Financial Information
Supplemental Balance Sheet Information
The following table provides additional information about material items recorded in the Registrants' Consolidated Balance Sheets.

	Accrued expenses
	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
June 30, 2022
Compensation-related accruals(a)	$428	$109	$57	$54	$82	$26	$16	$13
Taxes accrued	243	94	60	31	84	57	12	11
Interest accrued	331	124	40	44	59	31	9	14

December 31, 2021
Compensation-related accruals(a)	$596	$155	$77	$78	$113	$35	$20	$17
Taxes accrued	253	94	14	53	96	88	9	11
Interest accrued	297	116	41	44	52	28	8	11
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ComEd(a)	$—	$78	$59	$163
PECO(b)	—	41	33	83
BGE(c)	—	58	18	130
PHI	—	77	51	176
Pepco(d)	—	55	39	130
DPL(e)	—	17	10	37
ACE(f)	—	5	2	9
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
The following table presents the service company costs allocated to the Registrants:

	Operating and maintenance from affiliates				Capitalized costs
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Exelon
BSC					$139	$114	$344	$249
PHISCO					21	17	40	36
ComEd
BSC	$80	$72	$165	$143	67	45	152	102
PECO
BSC	47	40	96	80	20	17	56	44
BGE
BSC	51	45	102	88	22	20	60	43
PHI
BSC	46	37	96	76	30	32	76	60
PHISCO	—	—	—	—	21	17	40	36
Pepco
BSC	27	23	56	45	11	13	28	25
PHISCO	29	28	58	57	8	7	16	15
DPL
BSC	17	15	35	29	9	10	23	19
PHISCO	25	24	49	49	7	5	13	11
ACE
BSC	14	12	29	24	10	8	25	15
PHISCO	22	21	43	43	6	5	11	10

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

Current Receivables from/Payables to affiliates
The following tables present current receivables from affiliates and current payables to affiliates:
June 30, 2022

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$57	$—	$8	$65
PECO	$—		—	—	—	—	25	—	4	29
BGE	—	—		—	—	—	28	—	2	30
PHI	—	—	—	—	—	—	5	—	10	15
Pepco	—	—	—		—	1	14	13	1	29
DPL	—	—	—	9		—	9	10	1	29
ACE	—	—	—	—	—		9	10	1	20
Other	3	—	—	—	—	—	—	—		3
Total	$3	$—	$—	$9	$—	$1	$147	$33	$27	$220
December 31, 2021

	Receivables from affiliates:
Payables to affiliates:	ComEd	PECO	BGE	Pepco	DPL	ACE	Generation	BSC	PHISCO	Other	Total
ComEd		$—	$—	$—	$—	$—	$41	$71	$—	$9	$121
PECO	$—		—	—	—	—	30	36	—	4	70
BGE	—	—		—	—	—	4	41	—	3	48
PHI	—	1	—	—	—	1	—	5	—	9	16
Pepco	—	—	1		1	1	20	21	12	3	59
DPL	—	—	—	—		—	4	17	11	1	33
ACE	—	—	—	—	—		7	13	9	2	31
Generation	13	—	—	—	—	—		102	—	16	131
Other	3	—	—	—	—	—	11	—	—		14
Total	$16	$1	$1	$—	$1	$2	$117	$306	$32	$47	$523
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
Noncurrent Receivables from affiliates
ComEd and PECO have noncurrent receivables with Generation as a result of the nuclear decommissioning contractual construct whereby, to the extent NDT funds are greater than the underlying ARO at the end of decommissioning, such amounts are due back to ComEd and PECO, as applicable, for payment to their respective customers. The receivables are recorded in Receivable related to Regulatory Agreement Units as of June 30, 2022 and in noncurrent Receivables from affiliates as of December 31, 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements of the 2021 Recast Form 10-K for additional information.
Long-term debt to financing trusts
The following table presents Long-term debt to financing trusts:

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in millions, except per share data, unless otherwise noted)

Note 15 — Related Party Transactions

	June 30, 2022			December 31, 2021
	Exelon	ComEd	PECO	Exelon	ComEd	PECO
ComEd Financing III	$206	$205	$—	$206	$205	$—
PECO Trust III	81	—	81	81	—	81
PECO Trust IV	103	—	103	103	—	103
Total	$390	$205	$184	$390	$205	$184

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
Financial Results of Operations
GAAP Results of Operations. The following table sets forth Exelon's GAAP consolidated Net income attributable to common shareholders from continuing operations and the Utility Registrants' Net income for the three and six months ended June 30, 2022 compared to the same period in 2021. For additional information regarding the financial results for the three and six months ended June 30, 2022 and 2021 see the discussions of Results of Operations by Registrant.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Exelon	$465	$326	$139	$946	$851	$95
ComEd	227	192	35	415	390	25
PECO	133	104	29	339	271	68
BGE	37	45	(8)	234	254	(20)
PHI	100	141	(41)	230	269	(39)
Pepco	70	75	(5)	116	134	(18)
DPL	21	30	(9)	77	86	(9)
ACE	11	37	(26)	37	51	(14)
Other(a)	(32)	(156)	124	(272)	(333)	61
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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Net income attributable to common shareholders from continuing operations increased by $139 million and diluted earnings per average common share from continuing operations increased to $0.47 in 2022 from $0.33 in 2021 primarily due to:
•Higher electric distribution earnings from higher allowed electric distribution ROE due to an increase in treasury rates and higher rate base at ComEd;

•The favorable impacts of rate increases at PECO, BGE, and PHI; and
•Lower BSC costs, which were previously allocated to Generation but do not qualify as expenses of the discontinued operations per the accounting rules. Such costs, on a pre-tax basis, were $99 million for the three months ended June 30, 2021.
The increases were partially offset by:
•The absence of favorable weather and volume as a result of the CIP at ACE;
•Higher depreciation expense at BGE and PHI;
•Higher credit loss expense at PHI; and
•Higher interest expense at Exelon Corporate.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Net income attributable to common shareholders from continuing operations increased by $95 million and diluted earnings per average common share from continuing operations increased to $0.96 in 2022 from $0.87 in 2021 primarily due to:
•Higher electric distribution earnings from higher allowed electric distribution ROE due to an increase in treasury rates and higher rate base at ComEd;

•The favorable impacts of rate increases at PECO, BGE, and PHI;
•Lower BSC costs presented in Exelon’s continuing operations, which were previously allocated to Generation but do not qualify as expenses of the discontinued operation per the accounting rules. Such costs, on a pre-tax basis, were $28 million for the period in 2022 prior to the separation on February 1, 2022 (January 1, 2022 to January 31, 2022) and $206 million for the six months ended June 30, 2021.
The increases were partially offset by:
•An income tax expense recorded in connection with the separation primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the net deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs partially offset by a one-time impact associated with a state tax benefit;
•The absence of favorable weather and volume as a result of the CIP at ACE;
•Higher depreciation expense at PECO, BGE, and PHI;
•Higher credit loss expense at BGE and PHI;
•Higher storm costs at PHI; and
•Higher interest expense at PHI and Exelon Corporate.
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
The following tables provide a reconciliation between net income attributable to common shareholders from continuing operations as determined in accordance with GAAP and adjusted (non-GAAP) operating earnings for the three and six months ended June 30, 2022 compared to the same period in 2021.

	Three Months Ended June 30,
	2022		2021
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$465	$0.47	$326	$0.33
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $1)	—	—	3	—
Cost Management Program (net of taxes of $0)	—	—	1	—
COVID-19 Direct Costs (net of taxes of $1)(a)	—	—	4	—
Acquisition Related Costs (net of taxes of $1)(b)	—	—	2	—
ERP System Implementation Costs (net of taxes $1)(c)	—	—	2	—
Separation Costs (net of taxes of $4 and $6, respectively)(d)	10	0.01	10	0.01
Income Tax-Related Adjustments (entire amount represents tax expense)(e)	(43)	(0.04)	—	—
Adjusted (non-GAAP) Operating Earnings	$433	$0.44	$348	$0.36

	Six Months Ended June 30,
	2022		2021
(In millions, except per share data)		Earnings per Diluted Share		Earnings per Diluted Share
Net Income Attributable to Common Shareholders from Continuing Operations	$946	$0.96	$851	$0.87
Mark-to-Market Impact of Economic Hedging Activities (net of taxes of $1)	—	—	3	—
Cost Program Management (net of taxes of $0)	—	—	1	—
COVID-19 Direct Costs (net of taxes of $3) (a)	—	—	5	0.01
Acquisition Related Costs (net of taxes of $3)(b)	—	—	7	0.01
ERP System Implementation Costs (net of taxes of $0 and $1, respectively)(c)	1	—	7	0.01
Separation Costs (net of taxes of $11 and $6, respectively)(d)	27	0.03	15	0.02
Income Tax-Related Adjustments (entire amount represents tax expense)(f)	92	0.09	(2)	—
Adjusted (non-GAAP) Operating Earnings	$1,065	$1.08	$887	$0.91
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
(b)Reflects certain BSC costs related to the acquisition of Electricite de France SA's (EDF's) interest in CENG, which was completed in the third quarter of 2021, that were historically allocated to Constellation Energy Generation, LLC

(Generation) but are presented as part of continuing operations in Exelon’s results as these costs do not qualify as expenses of the discontinued operations per the accounting rules.
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
(e)In connection with the separation, Exelon recorded a one-time impact associated with a state tax benefit.
(f)In connection with the separation, Exelon recorded an income tax expense primarily due to the long-term marginal state income tax rate change, the recognition of valuation allowances against the net deferred tax assets positions for certain standalone state filing jurisdictions, and nondeductible transaction costs partially offset by a one-time impact associated with a state tax benefit.

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
In connection with the separation, Exelon incurred separation costs impacting continuing operations of $14 million and $16 million on a pre-tax basis for the three months ended June 30, 2022 and 2021, respectively, and $38 million and $21 million on a pre-tax basis for the six months ended June 30, 2022 and 2021, respectively, which are recorded in Operating and maintenance expense. Total separation costs impacting continuing operations for the remainder of 2022 are not expected to be material. These costs are excluded from Adjusted (non-GAAP) Operating Earnings. The separation costs are primarily comprised of system-related costs, third-party costs paid to advisors, consultants, lawyers, and other experts assisting in the separation, and employee-related severance costs.
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

Completed Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Approved Revenue Requirement Increase	Approved ROE	Approval Date	Rate Effective Date
ComEd - Illinois	April 16, 2021	Electric	$51	$46	7.36%	December 1, 2021	January 1, 2022
PECO - Pennsylvania	March 30, 2021	Electric	246	132	N/A	November 18, 2021	January 1, 2022
BGE - Maryland	May 15, 2020 (amended September 11, 2020)	Electric	203	140	9.50%	December 16, 2020	January 1, 2021
		Natural Gas	108	74	9.65%
Pepco - District of Columbia	May 30, 2019 (amended June 1, 2020)	Electric	136	109	9.275%	June 8, 2021	July 1, 2021
Pepco - Maryland	October 26, 2020 (amended March 31, 2021)	Electric	104	52	9.55%	June 28, 2021	June 28, 2021
DPL - Maryland	September 1, 2021 (amended December 23, 2021)	Electric	27	13	9.60%	March 2, 2022	March 2, 2022
ACE - New Jersey	December 9, 2020 (amended February 26, 2021)	Electric	67	41	9.60%	July 14, 2021	January 1, 2022

Pending Distribution Base Rate Case Proceedings

Registrant/Jurisdiction	Filing Date	Service	Requested Revenue Requirement Increase	Requested ROE	Expected Approval Timing
ComEd - Illinois	April 15, 2022	Electric	$199	7.85%	Fourth quarter of 2022
PECO - Pennsylvania	March 31, 2022	Natural Gas	82	10.95%	Fourth quarter of 2022
DPL - Delaware	January 14, 2022 (amended February 28, 2022)	Natural Gas	15	10.30%	First quarter of 2023
DPL - Maryland	May 19, 2022	Electric	38	10.25%	Fourth quarter of 2022
Transmission Formula Rates
For 2022, the following total increases/(decreases) were included in the Utility Registrants' electric transmission formula rate updates. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information.

Registrant	Initial Revenue Requirement Increase	Annual Reconciliation (Decrease) Increase	Total Revenue Requirement Increase	Allowed Return on Rate Base	Allowed ROE
ComEd	$24	$(24)	$—	8.11%	11.50%
PECO	23	16	39	7.30%	10.35%
BGE	25	(4)	16	7.30%	10.50%
Pepco	16	15	31	7.60%	10.50%
DPL	9	2	11	7.09%	10.50%
ACE	21	13	34	7.18%	10.50%

Pennsylvania Corporate Income Tax Rate Change

On July 8, 2022, Pennsylvania enacted House Bill 1342, which will permanently reduce the corporate income tax rate from 9.99% to 4.99%. The tax rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.5% annually until it reaches 4.99% in 2031. As a result of the rate change, in the third quarter of 2022, Exelon and PECO will record an estimated one-time decrease to deferred income taxes of $390 million with a corresponding decrease to the deferred income taxes regulatory asset of $428 million for the amounts that are expected to be settled through future customer rates and an increase to income tax expense of $38 million (net of federal taxes), which will be excluded from Adjusted (non-GAAP) Operating Earnings. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information.

Other Key Business Drivers and Management Strategies
The following discussion of other key business drivers and management strategies includes current developments of previously disclosed matters and new issues arising during the period that may impact future financial statements. This section should be read in conjunction with ITEM 1. Business  in the 2021 Form 10-K, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Other Key Business Drivers and Management Strategies in the 2021 Recast Form 10-K, and Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in this report for additional information on various environmental matters.
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
Inflation Reduction Act
On July 27, 2022, the Inflation Reduction Act was introduced in the U.S. Senate. The bill extends tax benefits for renewable technologies like solar and wind and it creates new tax benefits for alternative clean energy sources like nuclear and hydrogen and it focuses on energy efficiency, electrification, and equity. However, the bill also implements a new 15% corporate minimum tax based on modified GAAP net income. Exelon estimates the bill could result in an increase in cash taxes for Exelon of approximately $300 million per year starting in 2023 if enacted as proposed. Exelon is continuing to assess the impacts of the bill on the financial statements. Exelon is working with legislators and cannot predict the outcome of the proposed legislation.
Critical Accounting Policies and Estimates
Management of each of the Registrants makes a number of significant estimates, assumptions, and judgments in the preparation of its financial statements. At June 30, 2022, the Registrants’ critical accounting policies and estimates had not changed significantly from December 31, 2021. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies and Estimates in the 2021 Recast Form 10-K for further information.

Results of Operations by Registrant
Results of Operations — ComEd

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$1,425	$1,517	$(92)	$3,158	$3,052	$106
Operating expenses
Purchased power	283	500	217	921	1,025	104
Operating and maintenance	338	323	(15)	689	639	(50)
Depreciation and amortization	328	296	(32)	649	589	(60)
Taxes other than income taxes	90	77	(13)	185	153	(32)
Total operating expenses	1,039	1,196	157	2,444	2,406	(38)
Loss on sales of assets	(2)	—	(2)	(2)	—	(2)
Operating income	384	321	63	712	646	66
Other income and (deductions)
Interest expense, net	(104)	(98)	(6)	(204)	(193)	(11)
Other, net	13	15	(2)	26	22	4
Total other income and (deductions)	(91)	(83)	(8)	(178)	(171)	(7)
Income before income taxes	293	238	55	534	475	59
Income taxes	66	46	(20)	119	85	(34)
Net income	$227	$192	$35	$415	$390	$25
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Net income increased by $35 million as compared to the same period in 2021, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed electric distribution ROE due to an increase in treasury rates and the impacts of higher rate base).
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Net income increased by $25 million as compared to the same period in 2021, primarily due to increases in electric distribution formula rate earnings (reflecting higher allowed electric distribution ROE due to an increase in treasury rates and the impacts of higher rate base) partially offset by the voluntary customer refund related to the ICC investigation of matters identified in the Deferred Prosecution Agreement. See Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase (Decrease)	Increase (Decrease)
Distribution	$65	$110
Transmission	17	38
Energy efficiency	14	20
Other	—	3
	96	171
Regulatory required programs	(188)	(65)
Total increase	$(92)	$106
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. Operating revenues are not impacted by abnormal weather, usage per customer, or number of customers as a result of revenue decoupling mechanisms implemented pursuant to FEJA.

ComEd
Distribution Revenue. EIMA and FEJA provide for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Electric distribution revenue varies from year to year based upon fluctuations in the underlying costs, (e.g., severe weather and storm restoration), investments being recovered, and allowed ROE. Electric distribution revenue increased for the three and six months ended June 30, 2022 as compared to the same period in 2021, due to higher allowed ROE due to an increase in treasury rates, the impact of a higher rate base, and higher fully recoverable costs.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs, capital investments being recovered, and the highest daily peak load, which is updated annually in January based on the prior calendar year. Generally, increases/decreases in the highest daily peak load will result in higher/lower transmission revenue. Transmission revenue increased for the three and six months ended June 30, 2022 as compared to the same period in 2021 primarily due to the impact of higher rate base and higher fully recoverable costs.
Energy Efficiency Revenue. FEJA provides for a performance-based formula rate, which requires an annual reconciliation of the revenue requirement in effect to the actual costs that the ICC determines are prudently and reasonably incurred in a given year. Under FEJA, energy efficiency revenue varies from year to year based upon fluctuations in the underlying costs, investments being recovered, and allowed ROE. Energy efficiency revenue increased for the three and six months ended June 30, 2022 as compared to the same period in 2021, primarily due to increased regulatory asset amortization, which is fully recoverable.
Other Revenue primarily includes assistance provided to other utilities through mutual assistance programs. Other revenue remained relatively the same for the three and six months ended June 30, 2022 as compared to the same period in 2021.
Regulatory Required Programs represents revenues collected under approved riders to recover costs incurred for regulatory programs such as recoveries under the credit loss expense tariff, environmental costs associated with MGP sites, Energy Transition Assistance Charge ("ETAC"), and costs related to electricity, ZEC, CMC, and REC procurement. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information regarding CMCs. ETAC is a retail customer surcharge collected by electric utilities operating in Illinois established by CEJA and remitted to an Illinois state agency for programs to support clean energy jobs and training. The riders are designed to provide full and current cost recovery. The costs of these programs are included in Purchased power expense, Operating and maintenance expense, Depreciation and amortization expense and Taxes other than income. Customers have the choice to purchase electricity from competitive electric generation suppliers. Customer choice programs do not impact the volume of deliveries as ComEd remains the distribution service provider for all customers and charges a regulated rate for distribution service, which is recorded in Operating revenues. For customers that choose to purchase electric generation from competitive suppliers, ComEd either acts as the billing agent or the competitive supplier separately bills its own customers, and therefore does not record Operating revenues or Purchased power expense related to the electricity. For customers that choose to purchase electric generation from ComEd, ComEd is permitted to recover the electricity, ZEC, CMC, and REC procurement costs without mark-up and therefore records equal and offsetting amounts in Operating revenues and Purchased power expense related to the electricity, ZECs, CMCs, and RECs.
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ComEd's revenue disaggregation.
The decrease of $217 million and $104 million for the three and six months ended June 30, 2022 compared to the same period in 2021, in Purchased power expense is offset in Operating revenues as part of regulatory required programs.

ComEd
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(Decrease) Increase	(Decrease) Increase
Storm-related costs	$(1)	$—
Pension and non-pension postretirement benefits expense	(7)	(14)
Labor, other benefits, contracting and materials	9	11
BSC costs	9	22
Other(a)	4	26
	14	45
Regulatory required programs(b)	1	5
Total increase	$15	$50
__________
(a)For the six months ended June 30, 2022, the increase is primarily due to the voluntary customer refund related to the ICC investigation of matters identified in the Deferred Prosecution Agreement. See Note 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information related to the Deferred Prosecution Agreement.
(b)ComEd is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through a rider mechanism.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase	Increase
Depreciation and amortization(a)	$19	$33
Regulatory asset amortization(b)	13	27
Total increase	$32	$60
__________
(a)Reflects ongoing capital expenditures.
(b)Includes amortization of ComEd's energy efficiency formula rate regulatory asset.
Taxes other than income taxes increased by $13 million and by $32 million for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021, primarily due to taxes related to ETAC, which is recovered through Operating revenues.
Effective income tax rates were 22.5% and 19.3% for the three months ended June 30, 2022 and 2021, respectively, and 22.3% and 17.9% for the six months ended June 30, 2022 and 2021, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PECO
Results of Operations — PECO

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$816	$693	$123	$1,863	$1,582	$281
Operating expenses
Purchased power and fuel	283	207	(76)	689	523	(166)
Operating and maintenance	215	209	(6)	463	443	(20)
Depreciation and amortization	93	87	(6)	185	173	(12)
Taxes other than income taxes	48	49	1	95	92	(3)
Total operating expenses	639	552	(87)	1,432	1,231	(201)
Operating income	177	141	36	431	351	80
Other income and (deductions)
Interest expense, net	(43)	(42)	(1)	(84)	(80)	(4)
Other, net	8	7	1	16	12	4
Total other income and (deductions)	(35)	(35)	—	(68)	(68)	—
Income before income taxes	142	106	36	363	283	80
Income taxes	9	2	(7)	24	12	(12)
Net income	$133	$104	$29	$339	$271	$68
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Net income increased by $29 million, primarily due to increases in electric and gas distribution rates.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Net income increased by $68 million, primarily due to increases in electric and gas distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	(Decrease) Increase			(Decrease) Increase
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(1)	$(1)	$(2)	$(5)	$(5)	$(10)
Volume	(2)	4	2	4	10	14
Pricing	32	6	38	65	23	88
Transmission	3	—	3	8	—	8
Other	6	1	7	11	4	15
	38	10	48	83	32	115
Regulatory required programs	58	17	75	95	71	166
Total increase	$96	$27	$123	$178	$103	$281
Weather. The demand for electricity and natural gas is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces demand. During the three months ended June 30, 2022 compared to the same period in 2021, Operating revenues related to weather remained relatively consistent. During the six months ended June 30, 2022 compared to the same period in 2021, Operating revenues related to weather decreased by the impact of unfavorable weather conditions in PECO's service territory.
Heating and cooling degree-days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree-days for a 30-year period in PECO's service territory. The changes in heating and cooling degree-days in

PECO
PECO’s service territory for the three and six months ended June 30, 2022 compared to the same period in 2021 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
PECO Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	385	404	424	(4.7)%	(9.2)%
Cooling Degree-Days	434	418	391	3.8%	11.0%
	Six Months Ended June 30,			% Change
	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,613	2,706	2,840	(3.4)%	(8.0)%
Cooling Degree-Days	435	423	392	2.8%	11.0%
Volume. Electric volume, exclusive of the effects of weather, for the three and six months ended June 30, 2022, compared to the same period in 2021, remained relatively consistent. Natural gas volume for the three and six months ended June 30, 2022 compared to the same period in 2021, increased due to retail load growth.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	3,060	3,116	(1.8)%	(1.1)%	6,818	6,883	(0.9)%	0.1%
Small commercial & industrial	1,813	1,758	3.1%	3.0%	3,750	3,639	3.1%	3.2%
Large commercial & industrial	3,416	3,475	(1.7)%	(1.8)%	6,748	6,747	—%	—%
Public authorities & electric railroads	135	121	11.6%	11.9%	317	270	17.4%	17.7%
Total electric retail deliveries(a)	8,424	8,470	(0.5)%	(0.4)%	17,633	17,539	0.5%	1.0%

	As of June 30,
Number of Electric Customers	2022	2021
Residential	1,521,728	1,513,456
Small commercial & industrial	155,484	154,842
Large commercial & industrial	3,114	3,108
Public authorities & electric railroads	10,386	10,285
Total	1,690,712	1,681,691
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from PECO and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Natural Gas Deliveries to Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	5,206	5,027	3.6%	4.9%	26,043	25,701	1.3%	4.4%
Small commercial & industrial	3,638	3,121	16.6%	17.2%	14,184	13,291	6.7%	8.4%
Large commercial & industrial	4	2	100.0%	12.6%	14	9	55.6%	11.4%
Transportation	5,707	5,468	4.4%	5.7%	13,346	13,118	1.7%	2.7%
Total natural gas retail deliveries(a)	14,555	13,618	6.9%	8.0%	53,587	52,119	2.8%	5.0%

PECO

	As of June 30,
Number of Natural Gas Customers	2022	2021
Residential	499,678	494,895
Small commercial & industrial	44,726	44,450
Large commercial & industrial	10	6
Transportation	659	677
Total	545,073	540,028
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from PECO and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.
Pricing for the three and six months ended June 30, 2022 compared to the same period in 2021 increased primarily due to increases in electric and gas distribution rates charged to customers.
Transmission Revenue. Under a FERC approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered.
Other revenue primarily includes revenue related to late payment charges. Other revenue for the three and six months ended June 30, 2022 compared to the same period in 2021 increased primarily due to revenue related to late payment charges.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of PECO's revenue disaggregation.
The increase of $76 million and $166 million for the three and six months ended June 30, 2022 compared to the same period in 2021, respectively, in Purchased power and fuel expense is offset in Operating revenues as part of regulatory required programs.

PECO
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase (Decrease)	Increase (Decrease)
BSC costs	$7	$16
Credit loss expense	1	5
Storm-related costs	1	3
Pension and non-pension post retirement benefit expense	(3)	(4)
Labor, other benefits, contracting and materials	(6)	(8)
Other	4	3
	4	15
Regulatory required programs	2	5
Total increase	$6	$20

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase	Increase
Depreciation and amortization(a)	$6	$12
Regulatory asset amortization	—	—
Total increase	$6	$12
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Interest expense, net increased $1 million and $4 million for the three and six months ended June 30, 2022 compared to the same period in 2021, primarily due to the issuance of debt in 2021 and 2022.
Effective income tax rates were 6.3% and 1.9% for the three months ended June 30, 2022 and 2021 respectively, and 6.6% and 4.2% for the for the six months ended June 30, 2022 and 2021, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

BGE

Results of Operations — BGE

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$786	$682	$104	$1,940	$1,656	$284
Operating expenses
Purchased power and fuel	289	219	(70)	743	550	(193)
Operating and maintenance	205	193	(12)	423	390	(33)
Depreciation and amortization	152	141	(11)	322	293	(29)
Taxes other than income taxes	71	67	(4)	148	139	(9)
Total operating expenses	717	620	(97)	1,636	1,372	(264)
Operating income	69	62	7	304	284	20
Other income and (deductions)
Interest expense, net	(36)	(34)	(2)	(71)	(67)	(4)
Other, net	5	9	(4)	11	16	(5)
Total other income and (deductions)	(31)	(25)	(6)	(60)	(51)	(9)
Income before income taxes	38	37	1	244	233	11
Income taxes	1	(8)	(9)	10	(21)	(31)
Net income	$37	$45	$(8)	$234	$254	$(20)
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Net income decreased $8 million primarily due to an increase in depreciation expense, partially offset by favorable impacts of the multi-year plans. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Net income decreased $20 million primarily due to an increase in depreciation expense and credit loss expense, partially offset by favorable impacts of the multi-year plans. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Increase			Increase
	Electric	Gas	Total	Electric	Gas	Total
Distribution	$17	$5	$22	$31	$15	$46
Transmission	2	—	2	7	—	7
Other	3	2	5	10	5	15
	22	7	29	48	20	68
Regulatory required programs	50	25	75	128	88	216
Total increase	$72	$32	$104	$176	$108	$284
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

BGE

	As of June 30,
Number of Electric Customers	2022	2021
Residential	1,200,397	1,192,135
Small commercial & industrial	115,769	114,682
Large commercial & industrial	12,721	12,528
Public authorities & electric railroads	267	267
Total	1,329,154	1,319,612

	As of June 30,
Number of Natural Gas Customers	2022	2021
Residential	653,409	647,534
Small commercial & industrial	38,227	38,223
Large commercial & industrial	6,211	6,132
Total	697,847	691,889
Distribution Revenue increased for the three and six months ended June 30, 2022, compared to the same period in 2021, due to favorable impacts of the multi-year plans.
Transmission Revenue. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2022, compared to the same period in 2021, primarily due to increases in capital investments.
Other Revenue includes revenue related to late payment charges, mutual assistance, off-system sales, and service application fees. Other revenue increased for the three and six months ended June 30, 2022, compared to the same period in 2021, primarily due to an increase in late fees charged to customers.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of BGE's revenue disaggregation.
The increase of $70 million and $193 million for the three and six months ended June 30, 2022 compared to the same period in 2021, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.

BGE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase (Decrease)	Increase (Decrease)
Labor, other benefits, contracting, and materials	$5	$7
Storm-related costs	(2)	(1)
Pension and non-pension postretirement benefits expense	(3)	(6)
BSC costs	6	14
Credit loss expense	—	14
Other	5	2
	11	30
Regulatory required programs	1	3
Total increase	$12	$33
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase	Increase
Depreciation and amortization(a)	$9	$19
Regulatory required programs	1	8
Regulatory asset amortization	1	2
Total increase	$11	$29
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
Taxes other than income taxes increased by $4 million and $9 million for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021, primarily due to increased property taxes.
Effective income tax rates were 2.6% and (21.6)% for the three months ended June 30, 2022 and 2021, respectively, and 4.1% and (9.0)% for the six months ended June 30, 2022 and 2021, respectively. The change is primarily due to decreases in the multi-year plans' accelerated income tax benefits in 2022 as compared to 2021. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on the three-year electric and natural gas distribution multi-year plans and Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

PHI
Results of Operations — PHI
PHI’s Results of Operations include the results of its three reportable segments, Pepco, DPL, and ACE. PHI also has a business services subsidiary, PHISCO, which provides a variety of support services and the costs are directly charged or allocated to the applicable subsidiaries. Additionally, the results of PHI’s corporate operations include interest costs from various financing activities. All material intercompany accounts and transactions have been eliminated in consolidation. The following table sets forth PHI's GAAP consolidated Net income, by Registrant, for the three and six months ended June 30, 2022 compared to the same period in 2021. See the Results of Operations for Pepco, DPL, and ACE for additional information.

	Three Months Ended June 30,		(Unfavorable) Variance	Six Months Ended June 30,		(Unfavorable) Favorable Variance
	2022	2021		2022	2021
PHI	$100	$141	$(41)	$230	$269	$(39)
Pepco	70	75	(5)	116	134	(18)
DPL	21	30	(9)	77	86	(9)
ACE	11	37	(26)	37	51	(14)
Other(a)	(2)	(1)	(1)	—	(2)	2
__________
(a)Primarily includes eliminating and consolidating adjustments, PHI's corporate operations, shared service entities, and other financing and investing activities.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Net Income decreased by $41 million primarily due to the absence of favorable weather and volume as a result of the CIP at ACE, an increase in credit loss expense at Pepco, higher contracting costs partially due to timing of maintenance projects at Pepco, depreciation and amortization expense, and the timing of excess deferred tax amortization at ACE, partially offset by favorable impacts as a result of Pepco's Maryland and District of Columbia multi-year plans and higher electric distribution rates at DPL and ACE.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Net Income decreased by $39 million primarily due to the absence of favorable weather and volume as a result of the CIP at ACE, an increase in storm costs at Pepco and DPL, credit loss expense at Pepco and DPL, higher contracting costs partially due to timing of maintenance projects at Pepco, depreciation and amortization expense, interest expense, and timing of excess deferred tax amortization at Pepco and ACE, partially offset by favorable impacts as a result of Pepco's Maryland and District of Columbia multi-year plans and higher electric distribution rate at DPL and ACE.

Pepco

Results of Operations — Pepco

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$581	$523	$58	$1,195	$1,076	$119
Operating expenses
Purchased power	162	133	(29)	375	298	(77)
Operating and maintenance	128	113	(15)	260	221	(39)
Depreciation and amortization	105	96	(9)	213	199	(14)
Taxes other than income taxes	92	87	(5)	186	177	(9)
Total operating expenses	487	429	(58)	1,034	895	(139)
Operating income	94	94	—	161	181	(20)
Other income and (deductions)
Interest expense, net	(38)	(35)	(3)	(74)	(69)	(5)
Other, net	13	13	—	26	25	1
Total other income and (deductions)	(25)	(22)	(3)	(48)	(44)	(4)
Income before income taxes	69	72	(3)	113	137	(24)
Income taxes	(1)	(3)	(2)	(3)	3	6
Net income	$70	$75	$(5)	$116	$134	$(18)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Net Income decreased by $5 million primarily due to an increase in depreciation expense, credit loss expense, and higher contracting costs partially due to timing of maintenance projects, partially offset by the favorable impacts of the Maryland and District of Columbia multi-year plans.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Net income decreased by $18 million primarily due to an increase in depreciation expense, credit loss expense, storm costs, higher contracting costs partially due to timing of maintenance projects, and timing of excess deferred tax amortization, partially offset by the favorable impacts of the Maryland and District of Columbia multi-year plans.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase	Increase
Distribution	$20	$26
Transmission	5	8
Other	4	—
	29	34
Regulatory required programs	29	85
Total increase	$58	$119
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

Pepco

	As of June 30,
Number of Electric Customers	2022	2021
Residential	850,569	837,744
Small commercial & industrial	54,349	53,669
Large commercial & industrial	22,771	22,579
Public authorities & electric railroads	194	178
Total	927,883	914,170
Distribution Revenue increased for the three and six months ended June 30, 2022 compared to the same period in 2021 primarily due to favorable impacts of the Maryland and District of Columbia multi-year plans.
Transmission Revenue Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue increased for the three and six months ended June 30, 2022, compared to the same period in 2021, primarily due to increases in capital investment and underlying costs.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of Pepco's revenue disaggregation.
The increase of $29 million and $77 million for the three and six months ended June 30, 2022 compared to the same period in 2021, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase (Decrease)	Increase
BSC and PHISCO Costs	$7	$11
Labor, other benefits, contracting and materials(a)	6	9
Credit loss expense	5	9
Storm-related costs	—	6
Other	(5)	2
	13	37
Regulatory required programs	2	2
Total increase	$15	$39
__________
(a) Primarily reflects higher contracting costs partially due to timing of maintenance projects.

Pepco

The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$6	$11
Regulatory asset amortization	2	(3)
Regulatory required programs	1	6
Total increase	$9	$14
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were (1.4)% and (4.2)% for three months ended June 30, 2022 and 2021, respectively, and (2.7)% and 2.2% for the six months ended June 30, 2022 and 2021, respectively. The three months ended June 30, 2022 change is primarily due to the acceleration of certain income tax benefits as a result of the Maryland and District of Columbia multi-year plans. The six months ended June 30, 2022 change is primarily due to the acceleration of certain income tax benefits as a result of the Maryland and District of Columbia multi-year plans, partially offset with the timing of excess deferred tax amortization. See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statement for additional information on the three-year electric distribution multi-year plans and Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

DPL

Results of Operations — DPL

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$332	$298	$34	$763	$680	$83
Operating expenses
Purchased power and fuel	135	108	(27)	324	263	(61)
Operating and maintenance	88	80	(8)	181	164	(17)
Depreciation and amortization	56	51	(5)	113	104	(9)
Taxes other than income taxes	17	16	(1)	35	33	(2)
Total operating expenses	296	255	(41)	653	564	(89)
Operating income	36	43	(7)	110	116	(6)
Other income and (deductions)
Interest expense, net	(17)	(16)	(1)	(33)	(30)	(3)
Other, net	4	4	—	6	6	—
Total other income and (deductions)	(13)	(12)	(1)	(27)	(24)	(3)
Income before income taxes	23	31	(8)	83	92	(9)
Income taxes	2	1	(1)	6	6	—
Net income	$21	$30	$(9)	$77	$86	$(9)
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Net income decreased $9 million primarily due to an increase in depreciation expense and various operating expenses partially offset by higher electric distribution rates.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Net income decreased $9 million primarily due to an increase in credit loss expense, depreciation expense, and various operating expenses, partially offset by higher electric distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	(Decrease) Increase			(Decrease) Increase
	Electric	Gas	Total	Electric	Gas	Total
Weather	$(1)	$—	$(1)	$(1)	$—	$(1)
Volume	(1)	2	1	3	3	6
Distribution	5	1	6	10	3	13
Transmission	(1)	—	(1)	2	—	2
	2	3	5	14	6	20
Regulatory required programs	18	11	29	43	20	63
Total increase	$20	$14	$34	$57	$26	$83
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
Weather. The demand for electricity and natural gas in Delaware is affected by weather conditions. With respect to the electric business, very warm weather in summer months and, with respect to the electric and natural gas businesses, very cold weather in winter months are referred to as "favorable weather conditions” because these weather conditions result in increased deliveries of electricity and natural gas. Conversely, mild weather reduces

DPL

demand. During the three and six months ended June 30, 2022 compared to the same period in 2021, Operating revenues related to weather remained relatively consistent.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in DPL's Delaware electric service territory and a 30-year period in DPL's Delaware natural gas service territory. The changes in heating and cooling degree days in DPL’s Delaware service territory for the three and six months ended June 30, 2022 compared to same period in 2021 and normal weather consisted of the following:

	Three Months Ended June 30,			% Change
Delaware Electric Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	441	480	471	(8.1)%	(6.4)%
Cooling Degree-Days	328	361	336	(9.1)%	(2.4)%

	Six Months Ended June 30,			% Change
	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,796	2,838	2,951	(1.5)%	(5.3)%
Cooling Degree-Days	331	364	336	(9.1)%	(1.5)%

	Three Months Ended June 30,			% Change
Delaware Natural Gas Service Territory	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	441	480	492	(8.1)%	(10.4)%

	Six Months Ended June 30,			% Change
	2022	2021	Normal	2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,796	2,838	2,993	(1.5)%	(6.6)%
Volume, exclusive of the effects of weather, remained relatively consistent for the three months ended June 30, 2022 compared to the same period in 2021 and increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to customer growth and usage.

Electric Retail Deliveries to Delaware Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	675	703	(4.0)%	(1.7)%	1,570	1,557	0.8%	1.6%
Small commercial & industrial	337	357	(5.6)%	(4.8)%	706	699	1.0%	1.4%
Large commercial & industrial	773	810	(4.6)%	(4.2)%	1,538	1,499	2.6%	2.8%
Public authorities & electric railroads	8	10	(20.0)%	(19.9)%	17	19	(10.5)%	(7.9)%
Total electric retail deliveries(a)	1,793	1,880	(4.6)%	(3.5)%	3,831	3,774	1.5%	2.0%

	As of June 30,
Number of Total Electric Customers (Maryland and Delaware)	2022	2021
Residential	479,728	475,061
Small commercial & industrial	63,574	62,880
Large commercial & industrial	1,222	1,213
Public authorities & electric railroads	598	607
Total	545,122	539,761
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from DPL and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.

DPL

Natural Gas Retail Deliveries to Delaware Customers (in mmcf)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	983	713	37.9%	44.6%	5,436	5,107	6.4%	6.3%
Small commercial & industrial	570	430	32.6%	39.2%	2,550	2,295	11.1%	12.0%
Large commercial & industrial	402	393	2.3%	2.3%	863	853	1.2%	1.1%
Transportation	1,444	1,470	(1.8)%	(0.7)%	3,650	3,694	(1.2)%	(0.7)%
Total natural gas deliveries(a)	3,399	3,006	13.1%	16.3%	12,499	11,949	4.6%	4.9%

	As of June 30,
Number of Delaware Natural Gas Customers	2022	2021
Residential	128,715	127,503
Small commercial & industrial	10,068	9,953
Large commercial & industrial	16	18
Transportation	157	158
Total	138,956	137,632
__________
(a)Reflects delivery volumes from customers purchasing natural gas directly from DPL and customers purchasing natural gas from a competitive natural gas supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 30-year average.

Distribution Revenue increased for the three and six months ended June 30, 2022 compared to the same period in 2021 primarily due to higher electric distribution rates in Maryland that became effective in March 2022, higher Distribution System Improvement Charge (DSIC) rates in Delaware that became effective in January 2022, and higher approved electric distribution rates in Delaware that became effective in September 2021.
Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue remained relatively consistent for the three months ended June 30, 2022 compared to the same period in 2021. Transmission revenue increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to increases in underlying costs.
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

DPL

See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of DPL's revenue disaggregation.
The increase of $27 million and $61 million for the three and six months ended June 30, 2022, compared to the same period in 2021, respectively, in Purchased power and fuel expense is fully offset in Operating revenues as part of regulatory required programs.
The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase (Decrease)	Increase
BSC and PHISCO costs	$4	$7
Credit loss expense	2	4
Storm-related costs	—	3
Labor, other benefits, contracting and materials	2	1
Other	(1)	—
	7	15
Regulatory required programs	1	2
Total increase	$8	$17
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase	Increase (Decrease)
Depreciation and amortization(a)	$5	$9
Regulatory asset amortization	—	(1)
Regulatory required programs	—	1
Total increase	$5	$9
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.

Effective income tax rates were 8.7% and 3.2% for the three months ended June 30, 2022 and 2021, respectively, and 7.2% and 6.5% for the six months ended June 30, 2022 and 2021, respectively. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

ACE

Results of Operations — ACE

	Three Months Ended June 30,		(Unfavorable)Favorable Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
Operating revenues	$309	$319	$(10)	$658	$629	$29
Operating expenses
Purchased power	123	154	31	301	311	10
Operating and maintenance	86	73	(13)	170	150	(20)
Depreciation and amortization	72	40	(32)	118	87	(31)
Taxes other than income taxes	2	2	—	4	4	—
Total operating expenses	283	269	(14)	593	552	(41)
Operating income	26	50	(24)	65	77	(12)
Other income and (deductions)
Interest expense, net	(17)	(14)	(3)	(32)	(29)	(3)
Other, net	2	—	2	5	2	3
Total other income and (deductions)	(15)	(14)	(1)	(27)	(27)	—
Income before income taxes	11	36	(25)	38	50	(12)
Income taxes	—	(1)	(1)	1	(1)	(2)
Net income	$11	$37	$(26)	$37	$51	$(14)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021. Net income decreased by $26 million primarily due to the absence of favorable weather and volume as a result of the CIP, an increase in depreciation expense, various operating expenses, and timing of excess deferred tax amortization, partially offset by increases in distribution rates.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021. Net income decreased by $14 million primarily due to the absence of favorable weather and volume as a result of the CIP, an increase in depreciation expense, various operating expenses, and timing of excess deferred tax amortization, partially offset by increases in distribution rates.
The changes in Operating revenues consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(Decrease) Increase	(Decrease) Increase
Weather	$(3)	$(3)
Volume	(13)	(11)
Distribution	8	20
Transmission	(3)	3
	(11)	9
Regulatory required programs	1	20
Total (decrease) increase	$(10)	$29
Revenue Decoupling. The demand for electricity is affected by weather and customer usage. However, Operating revenues from electric distribution in New Jersey are not impacted by abnormal weather or usage per customer as a result of the CIP which became effective, prospectively, in the third quarter of 2021. The CIP compares current distribution revenues by customer class to approved target revenues established in ACE’s most recent distribution base rate case. The CIP is calculated annually, and recovery is subject to certain conditions, including an earnings test and ceilings on customer rate increases. While Operating revenues are not impacted by abnormal weather or usage per customer, they are impacted by changes in the number of customers. See Note 3 — Regulatory Matters of the Combined Notes to the Consolidated Financial Statements for additional information.

ACE

Weather. Prior to the third quarter of 2021, the demand for electricity was affected by weather conditions. With respect to the electric business, very warm weather in summer months and very cold weather in winter months are referred to as “favorable weather conditions” because these weather conditions result in increased deliveries of electricity. Conversely, mild weather reduces demand. During the three and six months ended June 30, 2022 compared to the same period in 2021, Operating revenues related to weather decreased due to the absence of favorable impacts in the first and second quarter of 2022 as a result of the CIP.
Heating and cooling degree days are quantitative indices that reflect the demand for energy needed to heat or cool a home or business. Normal weather is determined based on historical average heating and cooling degree days for a 20-year period in ACE’s service territory. The changes in heating and cooling degree days in ACE’s service territory for the three and six months ended June 30, 2022 compared to same period in 2021 and normal weather consisted of the following:

	Three Months Ended June 30,		Normal	% Change
Heating and Cooling Degree-Days	2022	2021		2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	533	525	540	1.5%	(1.3)%
Cooling Degree-Days	275	321	305	(14.3)%	(9.8)%

	Six Months Ended June 30,		Normal	% Change
Heating and Cooling Degree-Days	2022	2021		2022 vs. 2021	2022 vs. Normal
Heating Degree-Days	2,969	2,873	2,994	3.3%	(0.8)%
Cooling Degree-Days	277	325	305	(14.8)%	(9.2)%
Volume, exclusive of the effects of weather, decreased for the three and six months ended June 30, 2022 compared to the same period in 2021, due to the absence of favorable impacts in the first and second quarter of 2022 as a result of the CIP.

Electric Retail Deliveries to Customers (in GWhs)	Three Months Ended June 30,		% Change	Weather - Normal % Change(b)	Six Months Ended June 30,		% Change	Weather - Normal % Change(b)
	2022	2021			2022	2021
Residential	859	975	(11.9)%	(9.7)%	1,777	1,903	(6.6)%	(6.0)%
Small commercial & industrial	362	333	8.7%	9.7%	701	638	9.9%	9.7%
Large commercial & industrial	808	761	6.2%	6.7%	1,511	1,477	2.3%	2.3%
Public authorities & electric railroads	11	11	—%	(5.8)%	25	24	4.2%	0.6%
Total electric retail deliveries(a)	2,040	2,080	(1.9)%	(0.5)%	4,014	4,042	(0.7)%	(0.5)%

	As of June 30,
Number of Electric Customers	2022	2021
Residential	501,494	499,436
Small commercial & industrial	62,291	61,836
Large commercial & industrial	3,085	3,243
Public authorities & electric railroads	726	707
Total	567,596	565,222
__________
(a)Reflects delivery volumes from customers purchasing electricity directly from ACE and customers purchasing electricity from a competitive electric generation supplier as all customers are assessed distribution charges.
(b)Reflects the change in delivery volumes assuming normalized weather based on the historical 20-year average.
Distribution Revenue increased for the three and six months ended June 30, 2022 compared to the same period in 2021 due to higher distribution rates that became effective in January 2022.

ACE

Transmission Revenues. Under a FERC-approved formula, transmission revenue varies from year to year based upon fluctuations in the underlying costs and capital investments being recovered. Transmission revenue decreased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to decreases in underlying costs, partially offset by increases in capital investment. Transmission revenue increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in capital investment.
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
See Note 5 — Segment Information of the Combined Notes to Consolidated Financial Statements for the presentation of ACE's revenue disaggregation.
The decrease of $31 million and $10 million for the three and six months ended June 30, 2022 compared to the same period in 2021, respectively, in Purchased power expense is fully offset in Operating revenues as part of regulatory required programs.

ACE

The changes in Operating and maintenance expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase	Increase
Labor, other benefits, contracting and materials	$4	$4
BSC and PHISCO costs	3	4
Storm-related costs	1	2
Credit loss expense	1	—
Other	1	3
	10	13
Regulatory required programs(a)	3	7
Total increase	$13	$20
__________
(a)ACE is allowed to recover from or refund to customers the difference between its annual credit loss expense and the amounts collected in rates annually through the Societal Benefits Charge.
The changes in Depreciation and amortization expense consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Increase	Increase
Depreciation and amortization(a)	$4	$7
Regulatory asset amortization	—	1
Regulatory required programs(b)	28	23
Total increase	$32	$31
__________
(a)Depreciation and amortization increased primarily due to ongoing capital expenditures.
(b)Regulatory required programs increased primarily due to the regulatory asset amortization of the PPA termination obligation which is fully offset in Operating revenues.
Effective income tax rates were 0.0% and (2.8)% for the three months ended June 30, 2022 and 2021, respectively, and 2.6% and (2.0)% for the six months ended June 30, 2022 and 2021, respectively. The three and six months ended June 30, 2022 changes primarily reflect the timing of excess deferred tax amortization. See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements for additional information regarding the components of the effective income tax rates.

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
Cash flows related to Constellation have not been presented as discontinued operations and are included in the Consolidated Statements of Cash Flows for all periods presented. The Exelon Consolidated Statement of Cash Flows for the six months ended June 30, 2022 includes one month of cash flows from Generation. The Exelon Consolidated Statement of Cash Flows for the six months ended June 30, 2021 includes six months of cash flows from Generation. This is the primary reason for the changes in cash flows as shown in the tables unless otherwise noted below.
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
See Note 3 — Regulatory Matters of the 2021 Recast Form 10-K and Notes 3 — Regulatory Matters and 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements for additional information on regulatory and legal proceedings and proposed legislation.

The following table provides a summary of the change in cash flows from operating activities for the six months ended June 30, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from operating activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Net income (loss)	$852	$25	$68	$(20)	$(39)	$(18)	$(9)	$(14)
Adjustments to reconcile net income to cash:
Non-cash operating activities	(714)	(2)	14	82	164	57	33	72
Option premiums (paid), net	(41)	—	—	—	—	—	—	—
Collateral received, net	732	58	—	188	403	85	180	137
Income taxes	(167)	15	25	—	(1)	(4)	(8)	6
Pension and non-pension postretirement benefit contributions	(26)	(5)	2	12	(30)	—	(1)	(4)
Changes in regulatory assets and liabilities, net	(100)	(86)	(10)	25	(38)	2	2	(29)
Changes in working capital and other assets and liabilities	1,566	25	(61)	1	(46)	(16)	(7)	(17)
Increase in cash flows from operating activities	$2,102	$30	$38	$288	$413	$106	$190	$151
Changes in the Registrants' cash flows from operations were generally consistent with changes in each Registrant’s respective results of operations, as adjusted by changes in working capital in the normal course of business, except as discussed below. See above for additional information related to cash flows from Generation. Significant operating cash flow impacts for the Registrants and Generation for the six months ended June 30, 2022 and 2021 were as follows:
•See Note 14 — Supplemental Financial Information of the Combined Notes to Consolidated Financial Statements and the Registrants’ Consolidated Statements of Cash Flows for additional information on non-cash operating activities.
•Changes in collateral depended upon whether Generation was in a net mark-to-market liability or asset position, and collateral may have been required to be posted with or collected from its counterparties. In addition, the collateral posting and collection requirements differed depending on whether the transactions were on an exchange or in the over-the-counter markets. Changes in collateral for the Registrants are dependent upon the credit exposure of procurement contracts that may require suppliers to post collateral. The amount of cash collateral received from external counterparties increased due to rising energy prices. See Note 9 – Derivative Financial Instruments for additional information.
•See Note 7 — Income Taxes of the Combined Notes to Consolidated Financial Statements and the Registrants' Consolidated Statements of Cash Flows for additional information on income taxes.
•See Note 3 — Regulatory Matters of the Combined Notes to Consolidated Financial Statements for additional information on regulatory assets and liabilities.
•Changes in working capital and other assets and liabilities for the Utility Registrants and Exelon Corporate total $(74) million and for Generation total $1,640 million. The change for Generation primarily relates to the revolving accounts receivable financing arrangement. See Note 6 — Accounts Receivable of the 2021 Form 10-K and the Collection of DPP discussion below for additional information.

Cash Flows from Investing Activities
The following table provides a summary of the change in cash flows from investing activities for the six months ended June 30, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from investing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Capital expenditures	$533	$(46)	$(81)	$42	$113	$37	$17	$60
Investment in NDT fund sales, net	72	—	—	—	—	—	—	—
Collection of DPP	(2,040)	—	—	—	—	—	—	—
Proceeds from sales of assets and businesses	(708)	—	—	—	—	—	—	—
Changes in intercompany money pool	—	—	—	—	—	—	(64)	—
Other investing activities	(13)	3	1	(3)	5	4	1	—
(Decrease) increase in cash flows from investing activities	$(2,156)	$(43)	$(80)	$39	$118	$41	$(46)	$60
Significant investing cash flow impacts for the Registrants for six months ended June 30, 2022 and 2021 were as follows:
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
•Collection of DPP relates to the revolving accounts receivable financing agreement which Generation entered into in April of 2020. See Note 6 — Accounts Receivable of the 2021 Form 10-K for additional information on the transaction and the DPP, including the $400 million of additional funding received in February and March of 2021.
•Proceeds from sales of assets and businesses decreased primarily due to the sale of a significant portion of Generation's solar business in 2021. See Note 2 — Mergers, Acquisitions, and Dispositions of the 2021 Form 10-K for additional information.
•Changes in intercompany money pool are driven by short-term borrowing needs. Refer below for more information regarding the intercompany money pool.
Cash Flows from Financing Activities
The following table provides a summary of the change in cash flows from financing activities for the six months ended June 30, 2022 and 2021 by Registrant:

Increase (decrease) in cash flows from financing activities	Exelon	ComEd	PECO	BGE	PHI	Pepco	DPL	ACE
Changes in short-term borrowings, net	$369	$290	$210	$(130)	$(389)	$(251)	$(3)	$(135)
Long-term debt, net	1,619	50	(375)	(100)	124	50	—	74
Changes in intercompany money pool	—	—	40	—	29	64	—	—
Dividends paid on common stock	84	(36)	(31)	(4)	—	(177)	7	191
Distributions to member	—	—	—	—	19	—	—	—
Contributions from(to) parent/member	—	(60)	(168)	186	144	249	24	(130)
Transfer of cash, restricted cash, and cash equivalents to Constellation	(2,594)	—	—	—	—	—	—	—
Other financing activities	(50)	(1)	(4)	(1)	(4)	(4)	(1)	—
(Decrease) increase in cash flows from financing activities	$(572)	$243	$(328)	$(49)	$(77)	$(69)	$27	$—
Significant financing cash flow impacts for the Registrants for the six months ended June 30, 2022 and 2021 were as follows:
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
•Exelon’s ability to pay dividends on its common stock depends on the receipt of dividends paid by its operating subsidiaries. The payments of dividends to Exelon by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings. See Note 17 — Commitments and Contingencies of the 2021 Recast Form 10-K for additional information on dividend restrictions. See below for quarterly dividends declared.
•Refer to Note 2 - Discontinued Operations for the transfer of cash, restricted cash, and cash equivalents to Constellation related to the separation.
•For the six months ended June 30, 2022, other financing activities primarily consists of debt issuance costs. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information of the Registrants’ debt issuances.
Debt
See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information on the Registrants’ debt issuances.
During the six months ended June 30, 2022, the following long-term debt was retired and/or redeemed:

Company(a)	Type	Interest Rate	Maturity	Amount
Exelon	Junior Subordinated Notes	3.50%	May 2, 2022	$1,150
Exelon	Long-Term Software License Agreement	3.96%	May 1, 2024	2
PECO	First Mortgage Bonds	2.375%	September 15, 2022	350
Pepco	First Mortgage Bonds	3.05%	April 1, 2022	200
__________
(a)On July 5, 2022, BGE redeemed $250 million of 2.80% senior notes originally due on August 15, 2022.
Dividends
Quarterly dividends declared by the Exelon Board of Directors during the six months ended June 30, 2022 and for the third quarter of 2022 were as follows:

Period	Declaration Date	Shareholder of Record Date	Dividend Payable Date	Cash per Share(a)
First Quarter 2022	February 8, 2022	February 25, 2022	March 10, 2022	$0.3375
Second Quarter 2022	April 26, 2022	May 13, 2022	June 10, 2022	$0.3375
Third Quarter 2022	July 26, 2022	August 15, 2022	September 9, 2022	$0.3375
__________
(a)Exelon's Board of Directors approved an updated dividend policy for 2022. The 2022 quarterly dividend will be $0.3375 per share.
Credit Matters and Cash Requirements
The Registrants fund liquidity needs for capital investment, working capital, energy hedging, and other financial commitments through cash flows from continuing operations, public debt offerings, commercial paper markets, and large, diversified credit facilities. The credit facilities include $4.0 billion in aggregate total commitments of which $3.6 billion was available to support additional commercial paper as of June 30, 2022, and of which no financial institution has more than 6% of the aggregate commitments for the Registrants. The Registrants had access to the commercial paper markets and had availability under their revolving credit facilities during the six months ended June 30, 2022 to fund their short-term liquidity needs, when necessary. On February 1, 2022, Exelon Corporate and the Utility Registrants each entered into a new 5-year revolving credit facility that replaced its existing syndicated revolving credit facility. See Note 10 — Debt and Credit Agreements of the Combined Notes to Consolidated Financial Statements for additional information. The Registrants routinely review the sufficiency of their liquidity position, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as commodity price movements, increases in margin-related transactions, changes in hedging levels, and the impacts of hypothetical credit downgrades. The Registrants have continued to closely monitor events in the financial markets and the financial institutions associated with the credit facilities, including monitoring credit ratings and outlooks, credit default swap levels, capital raising, and merger activity. See PART I. ITEM 1A. RISK FACTORS of the 2021 Form 10-K for additional information regarding the effects of uncertainty in the capital and credit markets.
The Registrants believe their cash flows from operating activities, access to credit markets, and their credit facilities provide sufficient liquidity to support the estimated future cash requirements.
Exelon anticipates issuing up to $1.0 billion of registered shares of common stock through 2025. Exelon plans to establish a $1.0 billion at-the-market (ATM) program, under which Exelon can issue registered shares of common stock through designated broker-dealers at prevailing market prices. Exelon anticipates issuing $500 million in 2022 through the ATM, a one-time common equity offering, or a combination of these methods.
Pursuant to the Separation Agreement between Exelon and Constellation, Exelon made a cash payment of $1.75 billion to Generation on January 31, 2022. See Note 2 — Discontinued Operations of the Combined Notes to Consolidated Financial Statements for additional information on the separation.
The following table presents the incremental collateral that each Utility Registrant would have been required to provide in the event each Utility Registrant lost its investment grade credit rating at June 30, 2022 and available credit facility capacity prior to any incremental collateral at June 30, 2022:

	PJM Credit Policy Collateral	Other Incremental Collateral Required(a)	Available Credit Facility Capacity Prior to Any Incremental Collateral
ComEd	$12	$—	$995
PECO	2	37	390
BGE	3	75	600
Pepco	3	—	257
DPL	2	15	300
ACE	1	—	300
__________
(a)Represents incremental collateral related to natural gas procurement contracts.
Capital Expenditure Spending
As of June 30, 2022, the most recent estimates of capital expenditures for plant additions and improvements for 2022 are as follows:

(In millions)	Transmission	Distribution	Gas	Total
Exelon	N/A	N/A	N/A	$6,900
ComEd	475	2,000	N/A	2,475
PECO	200	825	325	1,350
BGE	250	500	475	1,225
PHI	625	1,150	75	1,850
Pepco	275	625	N/A	900
DPL	150	250	75	475
ACE	200	275	N/A	475
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
The credit ratings for ComEd, PECO, BGE, and DPL did not change for the six months ended June 30, 2022. On January 14, 2022, Fitch lowered Exelon Corporate's long-term and senior unsecured ratings from BBB+ to BBB and affirmed the short-term rating of F2. In addition, Fitch upgraded Pepco, ACE, and PHI's long-term rating from BBB to BBB+ and upgraded Pepco and ACE's senior secured rating from A- to A.
Intercompany Money Pool
To provide an additional short-term borrowing option that will generally be more favorable to the borrowing participants than the cost of external financing, both Exelon and PHI operate an intercompany money pool. Maximum amounts contributed to and borrowed from the money pool by participant and the net contribution or borrowing as of June 30, 2022, are presented in the following table. ACE had no activity within the PHI intercompany money pool during the six months ended June 30, 2022.

	During the Six Months Ended June 30, 2022		As of June 30, 2022
Exelon Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Exelon Corporate	$396	$—	$287
PECO	60	(105)	—
BSC	—	(377)	(308)
PHI Corporate	—	(54)	(24)
PCI	50	—	45

	During the Six Months Ended June 30, 2022		As of June 30, 2022
PHI Intercompany Money Pool	Maximum Contributed	Maximum Borrowed	Contributed (Borrowed)
Pepco	$—	$(85)	$(73)
DPL	85	—	73
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
Regulatory Authorizations
The Utility Registrants are required to obtain short-term and long-term financing authority from Federal and State Commissions as follows:

	As of June 30, 2022
	Short-term Financing Authority			Remaining Long-term Financing Authority
	Commission	Expiration Date	Amount	Commission	Expiration Date	Amount
ComEd(a)	FERC	December 31, 2023	$2,500	ICC	January 1, 2025	$1,343
PECO(b)	FERC	December 31, 2023	1,500	PAPUC	December 31, 2024	1,550
BGE	FERC	December 31, 2023	700	MDPSC	N/A	—
Pepco(c)	FERC	December 31, 2023	500	MDPSC / DCPSC	2022 & 2025	1,625
DPL	FERC	December 31, 2023	500	MDPSC / DEPSC	December 31, 2022	47
ACE(d)	NJBPU	December 31, 2023	350	NJBPU	December 31, 2022	—
__________
(a)On November 18, 2021, ComEd received approval from the ICC for $2 billion in new money long-term debt financing authority with an effective date of January 1, 2022.
(b)On December 2, 2021, PECO received approval from the PAPUC for $2.5 billion in new long-term debt financing authority with an effective date of January 1, 2022.
(c)As of June 30, 2022, Pepco had $225 million in long-term financing authority from the MDPSC and DCPSC, which has an expiration date of December 31, 2022. On June 9, 2022 and June 30, 2022, Pepco received approval from the MDPSC and DCPSC, respectively, for $1.4 billion in new long-term financing authority. The long-term financing authority became effective on the date of respective approvals and has an expiration date of December 31, 2025.
(d)On July 13, 2022, ACE received approval from the NJBPU for $700 million in new long-term debt financing authority with an effective date of July 20, 2022.

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
•Equity price and interest rate risk associated with Exelon’s pension and OPEB plan trusts. See Note 13 — Retirement Benefits of the 2021 Recast Form 10-K for additional information.
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
ComEd entered into 20-year floating-to-fixed renewable energy swap contracts beginning in June 2012, which are considered an economic hedge and have changes in fair value recorded to an offsetting regulatory asset or liability. ComEd has block energy contracts to procure electric supply that are executed through a competitive procurement process, which are considered derivatives and qualify for NPNS, and as a result are accounted for on an accrual basis of accounting. PECO, BGE, Pepco, DPL, and ACE have contracts to procure electric supply that are executed through a competitive procurement process. PECO, BGE, Pepco, DPL, and ACE have certain full requirements contracts, which are considered derivatives and qualify for NPNS, and as a result are accounted for on an accrual basis of accounting. Other full requirements contracts are not derivatives.
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
The following table presents the maturity and source of fair value for Exelon’s and ComEd’s mark-to-market commodity contract net liabilities. These net liabilities are associated with ComEd’s floating-to-fixed energy swap contracts with unaffiliated suppliers. The table provides two fundamental pieces of information. First, the table provides the source of fair value used in determining the carrying amount of Exelon's and ComEd's total mark-to-market net liabilities. Second, the table shows the maturity, by year, of Exelon's and ComEd's commodity contract net liabilities giving an indication of when these mark-to-market amounts will settle and either generate or require cash. See Note 11 — Fair Value of Financial Assets and Liabilities of the Combined Notes to Consolidated Financial Statements for additional information regarding fair value measurements and the fair value hierarchy.

	Maturities Within						Total Fair Value
	2022	2023	2024	2025	2026	2027 and Beyond
Prices based on model or other valuation methods (Level 3)	$11	$(2)	$(14)	$(16)	$(15)	$(52)	$(88)
ITEM 4.    CONTROLS AND PROCEDURES
During the second quarter of 2022, each of the Registrants' management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarizing, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by the Registrants to ensure that (a) material information relating to that Registrant, including its consolidated subsidiaries, is accumulated and made known to that Registrant's management, including its principal executive officer and principal financial officer, by other employees of that Registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls could be circumvented by the individual acts of some persons or by collusion of two or more people.
Accordingly, as of June 30, 2022, the principal executive officer and principal financial officer of each of the Registrants concluded that such Registrant’s disclosure controls and procedures were effective to accomplish its objectives. The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as conditions warrant. There were no changes in internal control over financial reporting during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, any of the Registrants' internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The Registrants are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding material lawsuits and proceedings, see (a) ITEM 3. LEGAL PROCEEDINGS of the 2021 Form 10-K, (b) Notes 3 — Regulatory Matters and 17 — Commitments and Contingencies of the 2021 Recast Form 10-K, and (c) Notes 3 — Regulatory Matters and 12 — Commitments and Contingencies of the Combined Notes to Consolidated Financial Statements in PART I, ITEM 1. FINANCIAL STATEMENTS of this Report. Such descriptions are incorporated herein by these references.
ITEM 1A.    RISK FACTORS
Risks Related to All Registrants
At June 30, 2022, the Registrants' risk factors were consistent with the risk factors described in the 2021 Form 10-K in ITEM 1A. RISK FACTORS, except for the updates below.
The Registrants are subject to physical security and cybersecurity risks (All Registrants).
The Registrants face physical security and cybersecurity risks. Threat sources, including sophisticated nation-state actors, continue to seek to exploit potential vulnerabilities in the electric and natural gas utility industry, grid infrastructure, and other energy infrastructures, and these attacks and disruptions, both physical and cyber, are becoming increasingly sophisticated and dynamic. Continued implementation of advanced digital technologies increases the potentially unfavorable impacts of such attacks. Additionally, the U.S. government has warned that the Ukraine conflict may increase the risks of attacks targeting critical infrastructure in the United States.
A security breach of the Registrants' physical assets or information systems or those of the Registrants competitors, vendors, business partners and interconnected entities in RTOs and ISOs, or regulators could impact the operation of the generation fleet and/or reliability of the transmission and distribution system or result in the theft or inappropriate release of certain types of information, including critical infrastructure information, sensitive customer, vendor, and employee data, trading or other confidential data. The risk of these system-related events and security breaches occurring continues to intensify, and while the Registrants have been, and will likely continue to be, subjected to physical and cyber-attacks, to date none have directly experienced a material breach or disruption to its network or information systems or our operations. However, as such attacks continue to increase in sophistication and frequency, the Registrants may be unable to prevent all such attacks in the future.
If a significant breach were to occur, the Registrants' reputation could be negatively affected, customer confidence in the Registrants or others in the industry could be diminished, or the Registrants could be subject to legal claims, loss of revenues, increased costs, or operations shutdown. Moreover, the amount and scope of insurance maintained against losses resulting from any such events or security breaches may not be sufficient to cover losses or otherwise adequately compensate for any disruptions to business that could result.
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
ITEM 4.    MINE SAFETY DISCLOSURES
All Registrants
Not applicable to the Registrants.
ITEM 5.    OTHER INFORMATION
Amendments to Exelon Governing Documents
On August 3, 2022, Exelon adopted Amended and Restated Bylaws (the “Bylaws”), effective as of that date. Amendments contained in the Bylaws include the addition of language to amend Exelon's advance notice provisions to address the adoption by the Securities and Exchange Commission of universal proxy rules, reorganization of certain sections, and other minor edits to address certain administrative and other non-material matters.

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

Exhibit No.	Description

3.1*	Exelon Corporation Amended and Restated Bylaws dated as of August 3, 2022

4.1	One Hundred and Twenty-First Supplemental Indenture dated as of May 1, 2022, among PECO Energy Company and U.S. Bank , N.A., as trustee (File 001-16844, Form 8-K dated May 24, 2022, Exhibit 4.1)

4.2	Form of 4.550% Note due 2052 issued June 6, 2022 by Baltimore Gas and Electric Company (File 001-01910, Form 8-K dated June 6, 2022, Exhibit 4.2)

14*	Exelon Code of Business Conduct, as amended June 20, 2022

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed by the following officers for the following companies:

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

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes — Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed by the following officers for the following companies:

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

/s/ JOSEPH R. TRPIK
Joseph R. Trpik
Senior Vice President and Corporate Controller (Principal Accounting Officer)
August 3, 2022

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
August 3, 2022

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
August 3, 2022

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
August 3, 2022

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
August 3, 2022

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
August 3, 2022

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
August 3, 2022

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
August 3, 2022